Form 10-Q
period 1993-12-31
ADELPHIA COMMUNICATIONS CORP
filed 1994-02-14
CIK 796486

FORM 10-Q


                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549


X  Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of
     1934

                 For the quarterly period ended December 31, 1993

   Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934 for the transition period from                 to           .


                         Commission File Number:  0-16014


                        ADELPHIA COMMUNICATIONS CORPORATION
              (Exact name of registrant as specified in its charter)


           Delaware                                           23-2417713
  (State or jurisdiction of                                (I.R.S. Employer
incorporation or organization)                            Identification No.)

             5 West Third Street, P.O. Box 472, Coudersport, PA  16915
             (Address of principal executive offices)       (Zip code)


                                   814-274-9830
                (Registrant's telephone number including are code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes    x                    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

   At February 12, 1994, 13,507,604 shares of Class A Common Stock, par value $0.01, and 10,944,476 shares of Class B Common Stock, par value $0.01 per share, of the registrant were outstanding.

   Item 1.  Financial Statements

                ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                              (Dollars in thousands)
                                    (Unaudited)

                                                       December 31,  March 31,
                                                          1993         1993

ASSETS:

Cable television systems, at cost, net of accumulated
 depreciation and amortization:
  Property, plant and equipment - net................. $   412,588  $   398,859
  Intangible assets - net.............................     421,480      439,599

          Total.......................................     834,068      838,458

Cash and cash equivalents.............................       3,821       38,671
Investments...........................................      19,922       15,467
Preferred Equity Investment in Managed Systems........      18,338         --
Notes receivable from Managed Systems.................      15,000         --
Subscriber receivables................................      20,017       17,541
Prepaid expenses and other assets - net...............      37,093       27,929
Related party investments and receivables - net.......       9,450       11,527

          Total....................................... $   957,709  $   949,593

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY):

Notes payable of subsidiaries to banks and
 institutions......................................... $   919,275  $   962,900
12 1/2% Senior Notes due 2002.........................     400,000      400,000
11 7/8% Senior Debentures due 2004 (face value
 $125,000)............................................     124,435      124,416
9 7/8% Senior Debentures due 2005 (face value
 $130,000)............................................     127,856      127,781
13% Senior Subordinated Notes due 1996 (face value
 $100,000)............................................      99,453       99,329
10 1/4% Senior Notes due 2000 (face value $110,000)...     108,731         --
Other debt............................................      18,534       16,673
Accounts payable......................................      21,095       21,105
Subscriber advance payments and deposits..............      11,010       14,140
Accrued interest and other liabilities................      68,763       51,863
Deferred income taxes.................................      91,720         --

          Total.......................................   1,990,872    1,818,207

Stockholders' equity (deficiency):
 Class A Common Stock, $.01 par value 50,000,000
  shares authorized, 4,375,000 issued and outstanding.          44           44
 Class B Common Stock, $.01 par value 25,000,000
  shares authorized, 10,944,476 shares issued and
  outstanding.........................................         109          109
 Paid-in capital......................................      60,112       60,112
 Accumulated deficit..................................  (1,093,428)    (928,879)

Stockholders' equity (deficiency).....................  (1,033,163)    (868,614)

          Total....................................... $   957,709  $   949,593


                  See notes to consolidated financial statements.

              ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                            Three Months Ended         Nine Months Ended
                                               December 31,              December 31,
                                            1993         1992         1993         1992

Revenues................................ $    80,245  $    77,342  $   239,865  $   225,921

Operating expenses:
 Direct operating and programming.......      22,675       21,319       67,370       61,110
 Selling, general and administrative....      12,758       11,983       38,152       35,628
 Depreciation and amortization..........      22,200       21,336       67,516       66,145

          Total.........................      57,633       54,638      173,038      162,883

Operating income........................      22,612       22,704       66,827       63,038

Other income (expense):
 Interest income from affiliates........       1,265        1,333        3,755        3,960
 Other income...........................         287          370          570        1,002
 Priority investment income.............       5,575        5,575       16,725       16,725
 Interest expense.......................     (46,626)     (42,833)    (136,757)    (120,318)
 Equity in net loss of Olympus joint
  venture partnership...................      (8,087)      (1,819)     (23,408)     (36,309)

          Total.........................     (47,586)     (37,374)    (139,115)    (134,940)

Loss before taxes, extraordinary loss,
 and cumulative effect of change in
 accounting principle...................     (24,974)     (14,670)     (72,288)     (71,902)
Income tax expense......................        (811)        --         (2,601)        --
Loss before extraordinary loss and
 cumulative effect of change in
 accounting principle...................     (25,785)     (14,670)     (74,889)     (71,902)
Extraordinary loss on early retirement
 of debt................................        --           --           --        (14,386)
Cumulative effect of change in
 accounting for income taxes............        --           --        (89,660)        --

Net loss................................ $   (25,785) $   (14,670) $  (164,549) $   (86,288)

Loss per weighted average share of
 common stock before extraordinary
 loss and cumulative effect of change in
 accounting principle................... $     (1.68) $     ( .96) $     (4.89) $     (4.77)
Extraordinary loss on early retirement
 of debt................................        --           --           --          ( .95)
Cumulative effect of change in
 accounting for income taxes............        --           --          (5.85)        --

Net loss per weighted average share of
 common stock........................... $     (1.68) $     ( .96) $    (10.74) $     (5.72)

Weighted average share of common stock
 outstanding............................  15,319,476   15,319,476   15,319,476   15,084,931



                 See notes to consolidated financial statements.

             ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                 (Unaudited)

                                          Three Months Ended  Nine Months Ended
                                             December 31,        December 31,
                                            1993      1992      1993      1992
Cash flows from operating activities:
 Net loss.................................$(25,785) $(14,670)$(164,549) $(86,288)
 Adjustments to reconcile net loss to net
  cash provided by operating activities:
   Depreciation...........................  12,837    13,358    40,905    40,214
   Amortization and accretion of
     original issue discount..............   9,251     8,021    26,665    26,046
   Equity in net loss of Olympus..........   8,087     1,819    23,408    36,309
   Extraordinary loss.....................    --        --        --      14,386
   Cumulative effect of a change in
     accounting principle.................    --        --      89,660      --
   Increase in deferred taxes.............     583      --       2,060      --
   Changes in operating assets and
    liabilities:
     Subscriber receivables...............   2,414    (1,342)   (2,476)   (3,166)
     Prepaid expenses and other assets....  (2,396)   (1,560)   (6,509)  (10,590)
     Accounts payable.....................     993    (9,478)      (10)  (10,577)
     Subscriber advance payments and
      deposits............................  (1,098)     (371)   (3,130)     (399)
     Accrued interest & other liabilities.   3,097     1,186     8,100    17,648

Net cash provided by (used for)
     operating activities.................   7,983    (3,037)   14,124    23,583

Cash flows from investment activities:
 Net cash used for acquisitions...........    --       --         --    (14,501)
 Expenditures for property, plant and
  equipment............................... (16,769)  (17,691)  (47,903) (49,139)
 Expenditures for support equipment.......    (326)   (8,163)     (345)  (8,163)
 Demand notes to Managed Systems..........    --       --      (15,000)  (9,305)
 Amounts invested in and advanced to
  Olympus and related parties - net....... (12,559)     (804)  (21,331) (54,683)
 Investments in other joint ventures...... (18,338)     --     (22,793) (13,000)

Net cash used for investment activities... (47,992)  (26,658) (107,372)(148,791)

Cash flows from financing activities:
 Proceeds from debt....................... 153,000   169,663   359,238 1,078,067
 Repayments of debt.......................(131,374)  (54,165) (298,713) (846,529)
 Debt financing costs.....................    (360)     (357)   (2,127)  (15,236)
 Redemption premium.......................    --        --        --     (10,000)
 Sale of Class A Common Stock.............    --        --        --      21,725

Net cash provided by financing activities.  21,266   115,141    58,398   228,027

Increase (decrease) in cash and
 cash equivalents......................... (18,743)   85,446   (34,850)  102,819
Cash and cash equivalents, beginning
 of period................................  22,564    28,546    38,671    11,173

Cash and cash equivalents, end of period..$  3,821  $113,992  $  3,821  $113,992



              See notes to consolidated financial statements.

              ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Dollars in thousands)
                                    (Unaudited)

In the opinion of management, all adjustments, consisting of only normal recurring accruals necessary to present fairly the unaudited results of operations for the three and nine months ended December 31, 1993 and 1992, have been included. It is suggested that these interim consolidated financial statements be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended March 31, 1993 ("Annual Report").

A. Significant Events Subsequent to the 1993 Annual Report:

   On July 28, 1993, Adelphia Communications Corporation and Subsidiaries ("ACC") issued $110,000 aggregate principal amount of unsecured 10 1/4% Senior Notes due July 2000. Interest is due on the notes semi-annually. The notes, which are effectively subordinated to all liabilities of the subsidiaries, contain restrictions and covenants similar to the restrictions on the 12 1/2% Senior Notes. The notes are not redeemable prior to the maturity date of July 15, 2000. Net proceeds of the notes, after offering costs, aggregated $106,691.

   On January 14, 1994, ACC completed the public offering of 9,132,604 shares of Class A Common Stock. Of the 9,132,604 shares, 3,300,000 shares were sold to the public at $18.00 per share, with an underwriting discount of $.855 per share. Partnerships controlled by the family of John J. Rigas, President and CEO of ACC, agreed to purchased the other 5,832,604 shares at the public offering price less the underwriting discount. Net proceeds to ACC before offering expenses were $156,579 or $17.145 per share. Net proceeds were used to redeem ACC's $100,000 aggregate principal amount of outstanding 13% Senior Subordinated Notes due 1996 and to reduce existing bank debt of subsidiaries.

B. Notes Payable to Banks and Institutions:

   The following updates, as of the nine months ended December 31, 1993, the disclosures made in Note 3 of the Annual Report.

Commitments for additional borrowings...............         $122,056
Weighted average interest rate......................             8.72%
Percentage of principal balance that bears interest
   at fixed rates for at least one year.............               67%

C. Notes Receivable from and Preferred Investment in Managed Systems:

   During the nine months ended December 31, 1993, ACC made loans to managed partnerships, in the net amount of $20,000, for the purpose of acquiring from unrelated parties cable television systems serving Palm Beach County, Florida. Interest rates are based upon one of the following rates: prime rate plus 1.25% to 2.00% or LIBOR rate plus 2.25% to 3.00%. As of December 31, 1993, $15,000 was outstanding, and the balance is expected to be repaid during fiscal 1994.

             ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)


   On October 6, 1993, ACC purchased the preferred Class B Limited Partnership Interest in Syracuse Hilton Head Holdings, L.P. ("SHHH"), for a price of $18,338 from Robin Media Group, an unrelated party. SHHH is a joint venture of the Rigas Family and Tele-Communications, Inc. ("TCI") and owns systems managed by ACC. The Class B Limited Partnership Interest has a preferred return of 14% which is payable currently at the option of SHHH, and is senior in priority to the partnership interests of the Rigas Family and TCI. SHHH is obligated to redeem the Class B Limited Partnership Interest by June 11, 1996 and December 31, 1996.


D. Related Party Investments and Receivables:

The following table summarizes the investments in and receivables from Olympus and related parties:
                                                             Dec.31,  March 31,
                                                              1993      1993

Investment in Olympus...................................... $(85,100) $(61,692)
Amounts due from Olympus...................................   77,971    69,384
Amounts due from other related parties - net...............   16,579     3,835
                                                            $  9,450  $ 11,527


   The investment in Olympus represents a 50% voting interest in such partnership and is being accounted for using the equity method. Summarized unaudited results of operations of Olympus, for the nine months ended September 30, 1993 and 1992, are as follows:

                                                             Nine Months Ended
                                                               September 30,

                                                             1993       1992

Revenues................................................. $  73,478  $  69,460
Net loss.................................................   (68,324)   (21,530)
Net loss of general partners after priority return
 requirements............................................  (110,202)   (63,612)

             ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)


E. Accounting for Income Taxes:

   ACC adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," effective April 1, 1993. This Statement supersedes Accounting Principles Board Opinion No. 11, "Accounting for Income Taxes," which ACC had followed previously and under which ACC recorded no deferred tax liability. The cumulative effect of adopting SFAS No. 109 at April 1, 1993 was to increase the net loss by $89,660 for the nine months ended December 31, 1993.

   Deferred income taxes reflect the net tax effects of: (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and
(b) operating loss and tax credit carryforwards. The tax effects of significant items comprising ACC's net deferred tax liability as of April 1, 1993 are as follows:

Deferred tax liabilities:
Differences between book and tax basis of property.................. $ 192,444
Other...............................................................     8,401
                                                                       200,845

Deferred tax assets:
Reserves not currently deductible...................................       687
Operating loss carryforwards........................................   326,544
                                                                       327,231
Valuation allowance.................................................  (216,046)
          Subtotal..................................................   111,185

Net deferred tax liability.......................................... $  89,660

   As a result of applying SFAS No. 109, $110,498 of previously unrecorded deferred tax benefits from operating loss carryforwards incurred by ACC were recognized at April 1, 1993 as part of the cumulative effect of adopting the Statement. Under prior accounting, a part of these benefits would have been recognized as a reduction of income tax expense from continuing operations in the nine months ended December 31, 1993.

   The provision for income tax expense for the nine months ended December 31, 1993 was $2,601 of which $541 and $2,060 are current and deferred tax expense, respectively.

             ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                                   (Unaudited)


F. Supplemental Cash Flow Information:

                                                              Nine Months Ended
                                                                 December 31,

                                                                1993      1992


Cash payments for interest.................................. $130,423  $109,678
Noncash financing and investment activities - capital leases    6,399      --

G. Reclassification:

   Certain amounts in fiscal 1993 have been reclassified to conform to the fiscal 1994 presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

   Adelphia Communications Corporation ("Adelphia" or the "Company") earned substantially all of its revenues in the nine months ended December 31, 1993 from monthly subscriber fees for basic, satellite, premium and ancillary services (such as installations and equipment rentals), local and national advertising sales, pay-per-view programming, home shopping networks and competitive access telecommunications services. Certain changes in the way the Company offers and charges for subscriber services were implemented as of September 1, 1993 under the 1992 Cable Act and the Company's new method of offering certain services. See "Regulatory and Competitive Matters" below.

   The changes in the Company's results of operations for the nine months and three months ended December 31, 1993, compared to the same periods in the prior year, were generally the result of the expansion of existing cable television operations since December 31, 1992 and the cumulative effect of a change in accounting principle of the Company.

   The high level of (i) depreciation and amortization associated with prior acquisitions and the upgrading and expansion of systems and (ii) interest costs associated with financing activities will continue to have a negative impact on the reported results of operations. Significant charges for depreciation, amortization and interest are expected to be incurred in the future by the Olympus joint venture, which will also impact the Company's future results of operations. The Company expects to report net losses for the next several years.

   The Company currently offers competitive access telecommunications services through a subsidiary, Hyperion Telecommunications, Inc. ("Hyperion"). Since Hyperion's formation in October 1992, it has formed operating companies or entered into joint venture partnerships to develop and operate competitive access networks in eight select metropolitan areas. The investment in Hyperion resulted in a reduction in the Company's operating income before depreciation and amortization for the nine months ended December 31, 1993 of $1,109,000. The equity in net loss of Hyperion's joint venture partnerships amounted to $276,000 for the nine months ended December 31, 1993.

   The following tables set forth certain cable television system data for the periods indicated for both Company Owned, Olympus and Managed Systems. The "Olympus Systems" are systems currently owned by the Olympus joint venture. The "Managed Systems" are affiliated systems managed by Adelphia.

                                                      December 31,
                                                    1993       1992    %Change

Homes Passed by Cable
 Company Owned Systems........................... 1,131,979  1,120,487     1.0%
 Olympus Systems.................................   453,901    438,378     3.5%
 Managed Systems.................................   265,618    200,911    32.2%
 Total Systems................................... 1,851,498  1,759,776     5.2%

Basic Subscribers
 Company Owned Systems...........................   831,880    814,688     2.1%
 Olympus Systems.................................   269,726    232,475    16.0%
 Managed Systems.................................   192,624    135,906    41.7%
 Total Systems................................... 1,294,230  1,183,069     9.4%

   The information for December 31, 1993 and 1992 in the table immediately above reflects actual homes passed and basic subscribers for Olympus' South Dade system. At July 31, 1992, prior to Hurricane Andrew, the South Dade system had 157,992 homes passed by cable and 71,193 basic subscribers, respectively. At December 31, 1993 and 1992 the South Dade system served 60,678 basic subscribers and approximately 29,000 basic subscribers, respectively, and at February 7, 1994 served 61,911 basic subscribers.

   The following table is derived from Adelphia's Consolidated Financial Statements included in this interim report and sets forth the historical percentage relationship of the components of operating income to revenues contained in such financial statements for the periods indicated.

                                                         Percentage of Revenues
                                                          for the Nine Months
                                                           Ended December 31,
                                                              1993    1992

Revenues................................................     100.0%  100.0%

Operating expenses:
 Direct operating and programming.......................      28.1%   27.0%
 Selling, general and administrative....................      15.9%   15.8%
 Operating income before depreciation and amortization..      56.0%   57.2%

 Depreciation and amortization..........................      28.1%   29.3%

Operating income........................................      27.9%   27.9%

   Revenues increased approximately 6.2% and 3.8% for the nine months and three months ended December 31, 1993, respectively, compared to the same periods in the prior year. Approximately 73% of such increases were attributable to basic subscriber growth and rate increases, with the remainder primarily attributable to the expansion of advertising sales and other services. Revenues for the three months ended December 31, 1993 reflected the repackaging and adjustment of equipment and installation charges, effective in July 1993, and rates for basic services and certain other satellite programming services under CableSelect, the Company's new method of offering services that was implemented effective September 1, 1993. In addition, the Company's revenues during the current nine month and three month periods were subject to the FCC rate freeze, which has been in effect since April 5, 1993, and was recently extended to May 15, 1994. See "Regulatory and Competitive Matters" below.

   Operating expenses (exclusive of depreciation and amortization) increased 9.1% and 6.4% for the nine and three month periods ended December 31, 1993, compared to the same 1992 periods, primarily due to increased costs of providing programming to subscribers, incremental costs (such as increased administrative and personnel costs) associated with increased subscribers and revenues and increased costs related to the implementation of the 1992 Cable Act and regulations thereunder.

   Operating income before depreciation and amortization increased 4.0% and 1.8% for the nine month and three month periods compared to last year. These increases were primarily due to increased revenues partially offset by increased operating expenses. Interest income from affiliates, other income and priority investment income remained relatively unchanged for the nine and three month periods. EBITDA (earnings before interest, income taxes, depreciation and amortization, equity in net loss of Olympus, extraordinary loss and cumulative effect of change in accounting principle) increased 3.0% and 1.2% for the nine month and three month periods, respectively, primarily due to increased revenues and partially offset by increased operating expenses.

   Interest expense increased 13.7% and 8.9% for the nine and three months ended December 31, 1993, compared to the same prior year periods, primarily due to higher levels of debt outstanding and the refinancing of short-term floating rate debt with long-term fixed rate debt during fiscal 1993 and the nine months ended December 31, 1993. Equity in net loss of Olympus decreased 35.5% for the nine months ended December 31, 1993 due to decreases in the net loss of Olympus during the period.

   Effective April 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS
109) which requires an asset and liability approach for financial accounting and reporting for income taxes. SFAS 109 generally provides that deferred tax assets and liabilities be recognized for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities and expected benefits of utilizing net operating loss carry forwards. SFAS 109 resulted in the cumulative recognition of an additional liability by the Company of approximately $89,660,000. The cumulative effect of adopting SFAS 109 at April 1, 1993 on the Company's financial statements was to increase the net loss by $89,660,000. In August 1993, the Congress passed and the President signed new tax legislation which, among other things, increases the corporate Federal income tax rate from 34% to 35%.

   Net loss for the nine month period increased by 90.7%, primarily due to the cumulative effect of the change in accounting principle for the Company noted above. Net loss for the three month period increased by 75.8%, primarily due to increases in equity in net loss of Olympus and interest expense. Loss before income taxes, extraordinary loss and cumulative effect of change in accounting principle increased by 0.5% and 69.0% for the nine month period and the three month period.

Liquidity and Capital Resources

   The cable television business is capital intensive and typically requires continual financing for the construction, modernization, maintenance, expansion and acquisition of cable systems. The Company historically has committed significant capital resources for these purposes and for investments in Olympus and other affiliates, funded through long-term borrowings and, to a lesser extent, internally generated funds. The Company's ability to generate cash to meet its future needs will depend generally on its results of operations and the continued availability of external financing.

   The Company generally has funded its working capital requirements, capital expenditures, investments in Olympus and other affiliates, and acquisitions through long-term borrowings and internally generated funds. The Company generally has funded the principal and interest obligations on its long-term borrowings from banks and insurance companies by refinancing the principal with new borrowings or through the public issuance of debt securities, and by paying the interest out of internally generated funds. The Company has funded the interest obligations on its public borrowings out of internally generated funds.

   The Company's financing strategy has been to maintain its public long-term debt at the parent holding company level while the Company's consolidated subsidiaries have their own senior and subordinated credit arrangements with banks and insurance companies. The Company's public indentures and subsidiary credit agreements contain covenants that, among other things, require the maintenance of certain financial ratios (including compliance with certain debt to cash flow ratios in order to incur additional indebtedness); place limitations on borrowings, investments, affiliate transactions, dividends and distributions; and contain certain cross default provisions relating to Adelphia or its subsidiaries.

   At December 31, 1993, the Company's total outstanding debt aggregated approximately $1,798,284,000 which included approximately $860,475,000 of parent debt and $937,809,000 of subsidiary debt. At December 31, 1993, the Company had an aggregate of $122,056,000 in unused credit lines with banks, part of which is subject to achieving certain levels of operating performance, and $3,821,000 in cash and cash equivalents. Based on the results of operations of subsidiaries for the quarter ended December 31, 1993, approximately $150,759,000 of available assets could have been transferred to Adelphia at such date under the most restrictive covenants in the subsidiary credit agreements.

   The Company's unused lines of credit are currently provided by reducing revolving credit facilities whose revolver periods expire on April 1, 1994 through March 31, 1999. The Company's weighted average interest rate of notes payable to banks and institutions was approximately 8.72% at December 31, 1993, compared to 7.94% at December 31, 1992. At December 31, 1993, approximately 67% of such debt was subject to fixed interest rates for at least one year under the terms of such debt or applicable interest rate swap agreements. Scheduled maturities for notes payable of subsidiaries to banks and institutions are currently expected to total $133,000 for the remainder of fiscal 1994.

   The following table presents condensed cash flow information (amounts in thousands) for Adelphia for the nine months ended December 31, 1993 and 1992 (see Adelphia's Consolidated Financial Statements and Notes thereto included in this report).
                                                             Nine Months Ended
                                                               December 31,
                                                             1993       1992

Cash provided by operating activities.................... $  14,124  $  23,583

Net cash used for investment activities:
 Net cash used for acquisitions..........................      --      (14,501)
 Capital expenditures....................................   (48,248)   (57,302)
 Demand notes to Managed Systems.........................   (15,000)    (9,305)
 Amounts invested in and advanced to Olympus and related
  parties - net..........................................   (21,331)   (54,683)
Investment in other joint ventures.......................   (22,793)   (13,000)

          Total..........................................  (107,372)  (148,791)

Net cash provided by financing activities:
 Borrowings-net of repayments and costs..................    58,398    206,302
 Proceeds from the issuance of Class A Common Stock......      --       21,725

          Total..........................................    58,398    228,027

Increase (decrease) in cash and cash equivalents......... $ (34,850) $ 102,819

Other information:
 Operating income........................................    66,827     63,038
 Depreciation and amortization...........................    67,516     66,145
 Priority investment income..............................    16,725     16,725
 Other income............................................       570      1,002
 Interest income from affiliates.........................     3,755      3,960
 EBITDA (1)..............................................   155,393    150,870
 Interest expense........................................   136,757    120,318




(1) Earnings before interest expense, income taxes, depreciation and amortization, equity in net loss of Olympus, extraordinary loss and cumulative effect of change in accounting principle.

   On July 28, 1993, Adelphia issued, in a private placement, $110,000,000 aggregate principal amount of unsecured 10-1/4% Senior Notes due 2000. The 10-1/4% Notes which are effectively subordinated to all liabilities of the subsidiaries, were issued pursuant to an indenture containing restrictions substantially the same as the indenture for the 12-1/2% Senior Notes due 2002. Pursuant to a related registration rights agreement, Adelphia granted to holders of the 10-1/4% Notes certain registration rights regarding a registered exchange offer for, or the registration of, the 10-1/4% Notes. The net proceeds from the 10-1/4% Notes, after offering costs, aggregated $106,961,000, which was used to repay bank debt of subsidiaries to extend the scheduled maturities of the Company's long-term debt. The 9-7/8% Senior Debentures due 2005, issued March 11, 1993, contained registration rights substantially similar to those of the 10-1/4% Senior Notes due July 2000. Registered exchange offers relating to the 9-7/8% Debentures and the 10-1/4% Notes have been completed.

   On January 14, 1994, Adelphia completed the public offering of 9,132,604 shares of Class A Common Stock. Of the 9,132,604 shares, 3,300,000 shares were offered to the public at $18.00 per share, with an underwriting discount of $.855 per share. Partnerships controlled by the family of John J. Rigas, President and CEO of Adelphia, agreed to purchase the other 5,832,604 shares at the public offering price less the underwriting discount. Net proceeds to Adelphia before offering expenses were $156,579,000 or $17.145 per shares. Net proceeds were used to redeem Adelphia's $100,000,000 aggregate principal amount of outstanding 13% Senior Subordinated Notes due 1996 and to reduce existing bank debt of subsidiaries.

   The following table sets forth the actual capitalization of the Company at December 31, 1993 and as adjusted to give effect to the January 14, 1994 public offering:

                                                        December 31, 1993
                                                       Actual   As Adjusted
                                                      (dollars in thousands)
Total Debt:
  Notes of Subsidiaries to Banks (a)................ $  402,775   $  346,542
  Notes of Subsidiaries to Institutions ............    516,500      516,500

    Total Subsidiaries' Debt........................    919,275      863,042
  12 1/2% Senior Notes Due 2002.....................    400,000      400,000
  11 7/8% Senior Debentures Due 2004................    124,435      124,435
   9 7/8% Senior Debentures due 2005................    127,856      127,856
  10 1/4% Senior Notes due 2000 ....................    108,731      108,731
  13 % Senior Subordinated Notes Due 1996 (a).......     99,453         --
  Other Debt........................................     18,534       18,534

    Total Debt......................................  1,798,284    1,642,598

Stockholders' Equity (Deficiency):
  Preferred Stock, $.01 Par Value, 5,000,000 Shares
   Authorized, None Issued..........................        --
  Class A Common Stock, $.01 Par Value, 50,000,000
   shares authorized, 4,375,000 and 13,507,604 shares
   issued and outstanding, liquidation preference,
   $1.00 per share (b)(c)...........................         44          135
  Class B Common Stock, $.01 Par Value, 25,000,000
   Shares Authorized, 10,944,476 Shares Issued and
   Outstanding......................................        109          109
  Paid-In Capital (c)...............................     60,112      216,254
Accumulated Deficit (d)............................. (1,093,428)  (1,094,242)

    Stockholders' Equity (Deficiency)............... (1,033,163)    (877,744)

    Total Capitalization............................ $  765,121   $  764,854

 (a) Gives effect to the application of $100,000,000 of the estimated net proceeds from the January 14, 1994 stock offering for the redemption of the Senior Subordinated Notes, and the application of the remainder ($56,234,000) to reduce bank debt.
 (b) Does not include an aggregate of 700,000 shares of Class A Common Stock reserved for issuance to officers and other key employees pursuant to Adelphia's Stock Option Plan of 1986 and Restricted Stock Bonus Plan.
 (c) Gives effect to the issuance of 9,132,604 shares of Class A Common Stock, par value $.01 per share, pursuant to the January 14, 1994 stock offering.
 (d) Gives effect to the redemption at par of the Senior Subordinated Notes, with accretion requirements of $547,000, and the treatment as an expense of deferred debt cost of $267,000.

   During the nine months ended December 31, 1993, the Company made capital expenditures of $48,248,000. The Company currently expects capital expenditures in fiscal 1994 to approximate those in fiscal 1993. An additional $6,399,000 in support equipment was acquired and financed through capitalized lease obligations during the nine months ended December 31, 1993. During the current nine month period, the Company advanced an aggregate of $8,587,000 to Olympus primarily for capital expenditures and working capital purposes, including advances of $213,000 during the three months ended December 31, 1993. Also, the Company received priority investment income from Olympus totalling $16,725,000 for the nine months ended December 31, 1993.

   During the nine months ended December 31, 1993, the Company made loans in the net amount of $20,000,000 to managed partnerships, to facilitate the acquisition of cable television systems serving Palm Beach County, Florida from unrelated parties. As of December 31, 1993, $15,000,000 was outstanding, and the balance is expected to be repaid during fiscal 1994. In addition, during the nine months ended December 31, 1993, the Company made advances net of repayments in the amount of $12,744,000 to other related parties primarily for capital expenditures and working capital purposes. On September 29, 1993, the Board of Directors of the Company authorized the Company to make loans in the future to Highland Video Associates, L.P. ("Highland") and Syracuse Hilton Head Holdings, L.P. ("SHHH") up to an amount of $25,000,000 for each. SHHH and Highland own the cable systems managed by the Company for fees.

   On October 6, 1993, Adelphia purchased the preferred Class B Limited Partnership Interest in Syracuse Hilton Head Holdings, L.P. ("SHHH"), for a price of $18,338,000 from Robin Media Group, an unrelated party. SHHH is a joint venture of the Rigas Family and Tele-Communications, Inc. ("TCI") and owns systems managed by Adelphia. The Class B Limited Partnership Interest has a preferred return of 14% which is payable currently at the option of SHHH, and is senior in priority to the partnership interests of the Rigas Family and TCI. SHHH is obligated to redeem the Class B Limited Partnership Interest by June 11, 1996 and December 31, 1996.

   The Company plans to continue to explore and consider new commitments, arrangements or transactions to refinance existing debt, increase the Company's liquidity or decrease the Company's leverage. These could include, among other things, the future issuance by Adelphia of public or private equity or debt, the negotiation of new or amended credit facilities, or entering into acquisitions, joint ventures or other investment or financing activities. The Company's ability to borrow under current credit facilities and to enter into refinancings and new financings is limited by covenants contained in Adelphia's indentures and its subsidiaries' credit agreements, including covenants under which the ability to incur indebtedness is in part a function of applicable ratios of total debt to cash flow.

   The Company believes that cash and cash equivalents, internally generated funds, borrowings under existing credit facilities, and future financing sources will be sufficient to meet its short-term and long-term liquidity and capital requirements. Although in the past the Company has been able to refinance its indebtedness or obtain new financing, there can be no assurance that the Company will be able to do so in the future.

   Management believes that the telecommunications industry, including the cable television and telephone industries, is in a period of consolidation characterized by mergers, joint ventures, acquisitions, sales of all or part of cable companies or their assets, and other partnering and investment transactions of various structures and sizes involving cable or other telecommunications companies. The Company continues to evaluate new opportunities that allow for the expansion of its business through the acquisition of additional cable television systems in geographic proximity to its existing regional markets or in locations that can serve as a basis for new market areas. Management also believes that the Company is well positioned to participate in this consolidation trend due to its well-clustered cable systems, the quality of its cable plant, its management strengths and its relationships within the cable industry. The Company, like other cable television companies, has participated from time to time and is participating in preliminary discussions with third parties regarding a variety of potential transactions, and the Company has considered and expects to continue to consider and explore potential transactions of various types with other cable and telecommunications companies. However, the Company has not reached any agreements, in principal or otherwise, with respect to any material transaction and no assurances can be given as to whether any such transaction may be consummated or, if so, when.

Regulatory and Competitive Matters

   The cable television operations of the Company may be adversely affected by changes and developments in governmental regulation, competitive forces and technology. The cable television industry and the Company are subject to extensive regulation at the federal, state and local levels. Many aspects of such regulation are currently the subject of judicial proceedings and administrative or legislative proceedings or proposals. On October 5, 1992, Congress passed the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") which significantly expands the scope of regulation of certain subscriber rates and a number of other matters in the cable industry, such as mandatory carriage of local broadcast stations and retransmission consent, and which will increase the administrative costs of complying with such regulations. On May 3, 1993, the Federal Communications Commission (the "FCC") released rate regulations that establish, on a system-by-system basis, maximum allowable rates for (i) basic and cable programming services (other than programming offered on a per-channel or per-program basis), based upon a benchmark methodology, and (ii) associated equipment and installation services based upon cost plus a reasonable profit. Under the FCC rules, franchising authorities are authorized to regulate rates for basic services and associated equipment and installation services, and the FCC will regulate rates for regulated cable programming services in response to complaints filed with the agency. The rate regulations became effective on September 1, 1993. The FCC ordered an interim rate freeze effective April 5, 1993, which has recently been extended through May 15, 1994.

    The rate regulations required a reduction of existing rates charged for basic services and regulated cable programming services to the greater of (i) the applicable benchmark level or (ii) the rates in force as of September 30, 1992 reduced by 10%, adjusted forward for inflation. Rate reductions are not required to the extent that a cable operator at its option elects to use an alternative cost-of-service methodology and shows that rates for basic and cable programming services are reasonable. On July 15, 1993, the FCC announced a proposal to adopt rules providing for traditional cost-of-service requirements to govern cost-of-service showings by cable operators. Refunds with interest will be required to be paid by cable operators who are required to reduce regulated rates after September 1, 1993, calculated from the effective date of the FCC's rate regulations with regard to basic rates, and from the date a complaint is filed with the FCC with regard to the rates charged for regulated programming services. The FCC has reserved the right to reduce or increase the benchmarks it has established. The rate regulations also limit future increases in regulated rates to an inflation indexed amount plus increases above the inflation index if certain costs such as taxes, franchise fees, costs associated with specific franchise requirements and increased programming costs. Because of the limitation on rate increases for regulated services, future revenue growth from cable services will rely to a much greater extent than has been true in the past on increased revenues from unregulated services and new subscribers than from increases in previously unregulated rates.

   The FCC has adopted regulations implementing most of the requirements of the 1992 Cable Act and is in the process of completing certain additional rulemaking proceedings before the 1992 Cable Act can be fully implemented. The FCC is also likely to continue to modify, clarify or refine the rate regulations and benchmark methodology. The FCC is currently considering whether to reduce the benchmarks it has established. In addition, litigation has been instituted challenging various portions of the 1992 Cable Act and the rulemaking proceedings. The Company cannot predict the effect or outcome of the future rulemaking proceedings, changes to the rate regulations, or litigation. Further, because the FCC has not yet adopted final cost-of-service rules, the Company cannot predict whether it would be able to utilize cost-of-service showings to justify rates.

   Effective as of September 1, 1993, in accordance with the 1992 Cable Act, the Company repackaged certain existing cable services by adjusting rates for basic service and introducing a new method of offering certain cable services. The Company adjusted the basic service rates and related equipment and installation rates in all of its systems in order for such rates to be in compliance with the applicable benchmark or equipment and installation cost levels. The Company also implemented a program in all of its systems called CableSelect under which most of the Company's satellite-delivered programming services are now offered individually on a per channel basis, or as a group at a price of approximately 15% to 20% below the sum of the per channel prices of all such services. For subscribers who elect to customize their channel lineup, the Company will provide, for a monthly rental fee, an electronic device located on the cable line outside the home, enabling a subscriber's television to receive only those channels selected by the subscriber. These basic service rate adjustments and the CableSelect program are also being implemented in all systems managed by the Company. The Company believes CableSelect provides increased programming choices to the Company's subscribers while providing flexibility to the Company to respond to future changes in areas such as customer demand and programming. Certain programmers have taken the position that the Company's new method of offering services is inconsistent with their programming agreements. The Company disagrees and is in discussions
with these programmers.   Revenues from regulated programming services and
equipment, and revenues from CableSelect services per subscriber for the quarter ended December 31, 1993 (the first full quarter reflecting the impact of the implementation of rate regulations on September 1, 1993) declined 3.0% compared to the quarter ended June 30, 1993 (the last quarter not impacted by the implementation of rate regulations on September 1, 1993). The decline in revenue was partially offset by increases in the average number of basic subscribers. As part of its survey of post-September 1, 1993 cable rates of the 25 largest multiple systems operators in the United States, the FCC is reviewing the cable rates of 11 of such operators, including the Company, that offer certain of their cable services on a per-channel basis. A letter of inquiry, one of at least 52 sent by the FCC to numerous cable operators, was recently received by an Olympus system regarding the implementation of this new method of offering services. The Company has responded in writing to the FCC's inquiry.

   The Company is currently unable to predict the effect that future FCC rate rulemaking proceedings will have on its business and results of operations in future periods. No assurances can be given at this time that such matters will not have a material adverse effect on the Company's business and results of operations in the future. Also, no assurance can be given as to what other future actions Congress, the FCC or other regulatory authorities may take or the effects thereof on the Company.

   Cable television companies operate under franchises granted by local authorities which are subject to renewal and renegotiation from time to time. Because such franchises are generally non-exclusive, there is a potential for competition with the Company's systems from other operators of cable television systems and from other distribution systems capable of delivering television programming to the home. The 1992 Cable Act contains provisions which encourage competition from other sources or distribution systems capable of delivering television programming to homes. Additionally, recent court and administrative decisions have removed certain of the restrictions that have limited entry into the cable television business by potential competitors such as telephone companies, and proposals now under consideration by the FCC, and which are being and from time to time have been considered by Congress, could result in the elimination of other such restrictions. The Company cannot predict the extent to which competition will materialize from other cable television operators, other distribution systems for delivering television programming to the home, or other potential competitors, or, if such competition materializes, the extent of its effect on the Company.

   FCC rules permit local telephone companies to offer "video dialtone" service for video programmers, including channel capacity for the carriage of video programming and certain non-common carrier activities such as video processing, billing and collection and joint marketing agreements. On December 15, 1992, New Jersey Bell Telephone Company filed an application with the FCC to operate a "video dialtone" service in portions of Dover County, New Jersey, in which the Company serves approximately 20,000 subscribers. The Company is opposing the application, and the matter has not been resolved by the FCC.

   On December 17, 1992, the Chesapeake and Potomac Telephone Company of Virginia and Bell Atlantic Video Service Company ("Bell Atlantic Video") filed suit in U.S. District Court in Alexandria, Virginia seeking to declare unconstitutional the provisions in the Cable Communications Policy Act of 1984 (the "1984 Cable Act") that prohibit telephone companies from owning a cable television system in their telephone service areas. On August 24, 1993, the court held that the 1984 Cable Act cross-ownership provision is unconstitutional, and it issued an order enjoining the FCC from enforcing the cross-ownership ban. The U.S. Justice Department has appealed this decision to the U.S. Court of Appeals for the Fourth Circuit. Similar suits have been filed in other federal district courts. In addition, legislation which would alter or eliminate the cross ownership ban has been introduced in Congress and is under active consideration.

   The Company cannot predict the outcome or effect of the New Jersey Bell video dialtone proceeding or the Bell Atlantic Video litigation. However, the Company believes that the provision of video programming by telephone companies with considerable financial resources in competition with the Company's existing operations could have an adverse effect on the Company's financial condition and results of operations. The magnitude of any such effect is not currently known or estimable.

Olympus

   For the nine months ended September 30, 1993 total revenues for Olympus increased from $69,460,000 to $73,478,000 or 5.8% over the prior year period. The increase was primarily the result of basic subscriber growth and rate increases, which were partially offset by the effects of Hurricane Andrew on the South Dade system, net of business interruption insurance proceeds. Operating expenses (excluding depreciation, amortization and management fees) decreased 9.6% from $31,847,000 to $28,786,000 as compared to the 1992 nine month period, primarily due to reduced direct, operating and programming expenses. As a result, operating income before depreciation, amortization and management fees increased from $37,613,000 to $44,692,000 or 18.8%, and operating income increased 175.0% from $5,057,000 to $13,907,000, as compared to the nine months ended September 30, 1992.

   Interest expense for the nine months ended September 30, 1993 decreased 9.5% from $25,114,000 to $22,731,000, primarily due to lower average amounts of outstanding debt and lower effective average interest rates. Net loss increased from $21,530,000 to $68,324,000 for the nine months ended September 30, 1993, primarily due to the cumulative effect of a change in accounting principle of $59,500,000 resulting from the adoption of SFAS 109 by Olympus.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

   (a)  Exhibits:  10.01 Agreement for the Purchase of Class A Common Stock by
                   the Rigas family, dated January 7, 1994, is filed herewith.

   (b)  Reports on Form 8-K filed during the quarter ended December 31, 1993:

         Date of Report       Item Reported     Financial Statements Filed
         January 7, 1994         Item 5                    None



                                    SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ADELPHIA COMMUNICATIONS CORPORATION
                                       (Registrant)



Date: February 14, 1993                By: /s/ Timothy J. Rigas

                                         Timothy J. Rigas
                                           Senior Vice President (authorized
                                           officer), Chief Financial Officer
                                           and Chief Accounting Officer

                         ADELPHIA COMMUNICATIONS CORPORATION

                                       INDEX


                                                                     Page
Number

PART I-FINANCIAL INFORMATION

Item 1.     Consolidated Balance Sheets - December 31, 1993 and
               March 31, 1993.......................................       1

            Consolidated Statements of Operations - Three Months and
               Nine Months ended December 31, 1993 and 1992.........       2

            Consolidated Statements of Cash Flows - Three Months and
               Nine Months Ended December 31, 1993 and 1992.........       3

            Notes to Consolidated Financial Statements..............       4


Item 2.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations...................      8


PART II-OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K.........................     20