Form 10-K
period 1994-03-31
ADELPHIA COMMUNICATIONS CORP
filed 1994-06-29
CIK 796486

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-K

X Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 for the fiscal year ended March 31, 1994

    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transaction period from ____________ to
    _________

                      Commission File Number: 0-16014

                    ADELPHIA COMMUNICATIONS CORPORATION

          (Exact name of registrant as specified in its charter)

          DELAWARE                                 23-2417713
    (State or other jurisdiction of              (I.R.S. Employer
    incorporation or organization)               Identification No.)

       5 West Third Street
          P.O. Box 472
    Coudersport, Pennsylvania                16915
    (Address of principal executive offices)     (Zip code)

Registrant's telephone number, including area code: 814-274-9830
Securities registered pursuant to Section 12(b) of the Act: None.
Securities registered pursuant to Section 12(g) of the Act:
Class A Common Stock, $.01 par value.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and 2) has been subject to such filing requirements for the past 90 days.

Yes    X        No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Aggregate market value of outstanding Class A Common Stock $.01 par value, held by non-affiliates of the Registrant at June 27, 1994 was $84,874,087.50, based on the closing sale price as computed by the NASDAQ National Market System as of that date. For purposes of this calculation only, affiliates are deemed to be directors and executive officers of the Registrant.

Number of outstanding shares of Class A Common Stock, $.01 par value, at June 27, 1994 was 13,507,604.

Number of outstanding shares of Class B Common Stock, $.01 par value, at June 27, 1994 was 10,944,476.

Documents Incorporated by Reference

Portions of the Proxy Statement for the 1994 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.



                                         PART I
ITEM 1.     BUSINESS

Introduction

    Adelphia Communications Corporation ("Adelphia" and, collectively with its subsidiaries, the "Company") is one of the largest cable television operators in the United States. As of March 31, 1994, cable systems owned or managed by the Company (the "Systems") in the aggregate passed 1,880,006 homes and served 1,322,206 basic subscribers who subscribed for 657,343 premium service units.

    The Company's wholly-owned cable systems (the "Company Systems") are located in eight states and are organized into seven regional clusters: Western New York, Virginia, Western Pennsylvania, New England, Eastern Pennsylvania, Ohio and Coastal New Jersey. The Company Systems are located primarily in suburban areas of large and medium-sized cities within the 50 largest television markets ("areas of dominant influence" or "ADIs," as measured by The Arbitron Company). At March 31, 1994, the Company Systems passed 1,158,281 homes and served 851,742 basic subscribers.

    The Company owns a 50% voting interest and non-voting preferred limited partnership interests entitling the Company to a 16.5% priority return in Olympus Communications, L.P. ("Olympus"). Olympus is a joint venture which owns cable systems (the "Olympus Systems") primarily located in some of the fastest growing areas of Florida. The Olympus Systems in Florida form a substantial part of an eighth regional cluster, Southeastern Florida. The Company is the managing general partner of Olympus and receives a fee for providing management services. As of March 31, 1994, the Olympus Systems passed 455,897 homes and served 275,782 basic subscribers. See "Business - Development of the Systems" and "Management's Discussion and Analysis - Olympus".

    The Company also provides, for a fee, management and consulting services to certain partnerships (the "Managed Partnerships"). John J. Rigas and certain members of his immediate family, including entities they own or control (collectively, the "Rigas Family"), control or have substantial ownership interests in the Managed Partnerships. As of March 31, 1994, cable systems ("Managed Systems") owned by the Managed Partnerships passed 265,828 homes and served 194,682 basic subscribers.

    Unless otherwise stated, the information contained in this Annual Report on Form 10-K is as of March 31, 1994.

Cable Television

    Cable television systems receive a variety of television, radio and data signals transmitted to receiving sites ("headends") by way of off-air antennas, microwave relay systems and satellite earth stations. Signals are then modulated, amplified and distributed primarily through coaxial and, in some cases, fiber optic cable to subscribers, who pay fees for the service. Cable television systems are generally constructed and operated pursuant to non-exclusive franchises awarded by state or local government authorities for specified periods of time.

    Cable television systems typically offer subscribers a package of basic video services consisting of local and distant television broadcast signals, satellite-delivered non-broadcast channels (which offer programming such as news, sports, family entertainment, music, weather, shopping, etc.) and public, governmental and educational access channels. Cable television systems may also offer certain non-video services, such as digital radio, data transmission and telephony.



    In addition, premium service channels, which provide movies, live and taped concerts, sports events and other programming, are offered for an extra monthly charge. At March 31, 1994, over 95% of the Company Systems also offered pay-per-view programming, which allows the subscriber to order special events or movies and to pay on a per event basis. At March 31, 1994, approximately 51% of the subscribers to the Company Systems and 64% of the subscribers to the Olympus Systems had addressable converters in their homes, which permit such subscribers to access pay-per-view programming. Local, regional and national advertising time is sold in the majority of the Systems, with commercial advertisements inserted on certain satellite-delivered non-broadcast channels.

    John J. Rigas, the Chairman, President, Chief Executive Officer and majority stockholder of Adelphia, is a pioneer in the cable television industry, having built his first system in 1952 in Coudersport, Pennsylvania. Adelphia was incorporated in Delaware on July 1, 1986 for the purpose of reorganizing five cable television companies, then principally owned by the Rigas Family, into a holding company structure in connection with the initial public offering of its Class A Common Stock, $.01 par value, and 13% Senior Subordinated Notes due 1996. Prior to 1982, the Company grew principally by obtaining municipal cable television franchises to construct new cable television systems. Since 1982, the Company has grown principally by acquiring and developing existing cable systems. The Company's business comprises one segment, the ownership, operation and management of cable television systems. The Company did not have any foreign operations or foreign sales in the period ended March 31, 1994.

Operating Strategy

    The Company's strategy has been to provide superior customer service while maximizing operating efficiencies. By acquiring and developing systems in geographic proximity, the Company has been able to realize significant operating efficiencies through the consolidation of many managerial, administrative and technical functions. The Systems have consolidated, into regional offices, virtually all of their administrative operations, including customer service, service call dispatching, marketing, human resources, advertising sales and government relations. Each regional office has a related technical center which contains the facilities necessary for the Systems' technical functions, including construction, installations and system maintenance and monitoring. Consolidating customer service functions into regional offices allows the Company to provide customer service through better training and staffing of customer service representatives and by providing more advanced telecommunications and computer equipment and software to its customer service representatives than would otherwise be economically feasible in smaller systems.

    In addition to the consolidation of its administrative and technical operations, the Company has substantially consolidated the Systems' headends. At March 31, 1994, approximately 426,000, or 50%, of the Company Systems' basic subscribers were served from only ten headends, and 681,000, or 80%, of such subscribers were served from only 27 headends. Approximately 65% of the Company Systems' basic subscribers were served by systems serving more than 50,000 subscribers while, nationwide, only 41% of basic subscribers were served by systems as large. Furthermore, 36% of nationwide basic cable subscribers were served by systems with fewer than 20,000 subscribers, while less than 14% of the Systems' basic subscribers were served by such systems at March 31, 1994.

     The Company has used telecommunications advances to develop centralized customer service facilities. During 1991, the Company consolidated 22 separate customer service and administrative offices serving approximately 330,000 basic subscribers in Pennsylvania and Virginia into one central facility. This facility allows the Company to provide superior customer service. The Company staffs the facility to respond promptly to customer inquiries on a 24-hour basis. The Company also uses the facility to provide continuous training to its customer service representatives. By investing in state-of-the-art computer hardware and software, the Company also has centralized certain financial, telemarketing and technical functions, thereby eliminating duplicate field personnel and permitting the Company to maintain a more efficient "middle" management layer at corporate headquarters.

     The Company considers technological innovation to be an important component of cost-effective improvement of its product and customer satisfaction. Since April 1, 1988, the Company has invested more than $402,000,000 to modernize and expand its cable systems. Through the use of fiber optic cable and other technological improvements, the Company has increased system reliability, channel capacity and its ability to deliver advanced cable television services. These improvements have enhanced customer service, reduced operating expenses and allowed the Company to introduce additional services, such as impulse-ordered pay-per-view programming, which expand customer choices and increase Company revenues. The Company has developed new cable construction architecture which allows it to readily deploy fiber optic cable in its systems. The Company has replaced approximately 18% of the total installed trunk cable for the Systems with fiber optic cable and has used fiber optic cable in all of its rebuilding projects and principally all of the Systems' line extensions. In addition, the Company has installed over 400 miles of fiber optic plant for point-to-point applications such as connecting or eliminating headends or microwave link sites. Management believes that the Company is among the leaders of the cable industry in the deployment of fiber optic cable.

Development of the Systems

     The Company has focused on acquiring and developing systems in markets which have favorable historical growth trends. The Company believes that the strong household growth trends in its Systems' market areas are a key factor in positioning itself for future growth in basic subscribers.

     The following table indicates the growth of the Company Systems and Olympus Systems by summarizing the number of homes passed by cable and the number of basic subscribers for each of the five years in the period ended March 31, 1994. The table also indicates the numerical growth in subscribers attributable to acquisitions and the numerical and percentage growth attributable to internal growth. For the period April 1, 1989 through March 31, 1994, 73% of aggregate internal basic subscriber growth for both the Company Systems and the Olympus Systems was derived from internal growth in homes passed, while the remaining 27% of such aggregate growth was derived from penetration increases.


                                             Year Ended March 31,
                                1990      1991      1992      1993      1994
Company Systems
Homes Passed (b)
 Beginning of Period.......   920,703   1,032,081 1,072,950 1,099,462  1,124,238
 Internal Growth (c).......    36,461      40,869    26,512    17,836      9,996
 % Internal Growth.........      4.0%        4.0%      2.5%      1.6%       0.9%
 Acquired Homes Passed.....    74,917          --        --     6,940     24,047
 End of Period............. 1,032,081   1,072,950 1,099,462 1,124,238  1,158,281

Basic Subscribers (d)
 Beginning of Period.......   639,311     732,538   767,817   792,198    816,983
 Internal Growth (c).......    35,398      35,279    24,381    19,219     16,282
 % Internal Growth.........      5.5%        4.8%      3.2%      2.4%       2.0%
 Acquired Subscribers......    57,829          --        --     5,566     18,477
 End of Period.............   732,538     767,817   792,198   816,983    851,742
 Basic Penetration (e).....     71.0%       71.6%     72.1%     72.7%      73.5%




                                                 Year Ended March 31,
                                    1990      1991      1992      1993      1994

Olympus Systems (a):
Homes Passed (b)
 Beginning of Period..........     139,374   399,837   435,793   454,462  435,488
 Internal Growth (c)..........       4,831    35,956    18,669   (18,974)  20,409
 % Internal Growth............        3.5%      9.0%      4.3%     (4.2)%    4.7%
 Acquired Homes Passed........     255,632        --        --        --       --
 End of Period................     399,837   435,793   454,462   435,488  455,897

Basic Subscribers (d)
 Beginning of Period..........      53,018   234,195   257,222   271,121  246,377
 Internal Growth (c)..........       4,025    23,027    13,899   (24,744)  29,405
 % Internal Growth............        7.6%      9.8%      5.4%     (9.1)%   11.9%
 Acquired Subscribers.........     177,152        --        --        --       --
 End of Period................     234,195   257,222   271,121   246,377  275,782
 Basic Penetration (e)........       58.6%     59.0%     59.7%     56.6%    60.5%

(a) Data for the South Dade System is included under the Olympus Systems and excluded from the Company Systems for all periods presented. Data included for the South Dade System at March 31, 1993 and March 31, 1994 reflects actual homes passed and basic subscribers. At July 31, 1992, prior to Hurricane Andrew, the South Dade system had 157,992 homes passed by cable and 71,193 basic subscribers, respectively. At March 31, 1994 and 1993, the South Dade system served 65,398 and 40,999 basic subscribers, respectively, and at June 20, 1994, served 69,061 basic subscribers. See "Management's Discussion and Analysis - Olympus."

(b) A home is deemed to be "passed" by cable if it can be connected to the distribution system without any further extension of the cable distribution plant.

(c) The number of additional homes passed or additional basic subscribers
not    attributable to acquisitions of new cable systems.

(d) A home with one or more television sets connected to a cable system is counted as one basic subscriber. Bulk accounts (such as motels or apartments) are included on a "subscriber equivalent" basis in which the total monthly bill for the account is divided by the basic monthly charge for a single outlet in the area.

(e)Basic subscribers as a percentage of homes passed by cable.

Market Areas

    The Systems are "clustered" in eight market areas in the eastern portion of the United States as follows:

     MARKET AREA                         LOCATION OF SYSTEMS

Southeastern Florida     Portions of southern Dade, Palm Beach, Martin and
St.
                         Lucie Counties and Hilton Head, South Carolina

Western New York         Suburbs of Buffalo and the adjacent Niagara Falls
area,
                         and Syracuse and adjacent communities

Virginia Winchester, Charlottesville, Staunton, Richland, Martinsville and surrounding communities in Virginia,
and
                         South Boston and Elizabeth City, North Carolina

Western Pennsylvania     Suburbs of Pittsburgh and several small communities
in
                         western Pennsylvania

    MARKET AREA                          LOCATION OF SYSTEMS


New England              Cape Cod communities, South Shore communities (the
                         area between Boston and Cape Cod, Massachusetts) and
                         Bennington, Burlington, Rutland and Montpelier,
Vermont
                         and surrounding communities in Vermont and New York

Eastern Pennsylvania     Suburbs of Philadelphia and suburbs of Scranton

Ohio Suburbs of Cleveland and the city of Mansfield and surrounding communities, Mt Vernon and portions of
                             Kalamazoo County, Michigan

Coastal New Jersey       Ocean County, New Jersey


The following table summarizes by market area the homes passed by cable, basic subscribers and premium service units for the Systems as of March 31, 1994.

                           HOMES      BASIC       BASIC      PREMIUM    PREMIUM
                          PASSED   SUBSCRIBERS PENETRATION SUBSCRIBERS PENETRATION

COMPANY SYSTEMS:
Western New York........   286,493   207,128      72.30%     112,008     54.08%
Virginia................   203,372   155,335      76.38%      66,771     42.99%
Western Pennsylvania....   153,754   114,289      74.33%      46,937     41.07%
New England.............   162,065   120,201      74.17%      63,816     53.09%
Eastern Pennsylvania....    70,321    47,833      68.02%      41,499     86.76%
Ohio....................   161,014   113,719      70.63%      58,328     51.29%
Coastal New Jersey......   121,262    93,237      76.89%      47,974     51.45%

TOTAL.................   1,158,281   851,742      73.54%     437,333     51.35%

OLYMPUS SYSTEMS:
Eastern Pennsylvania....    49,144    36,425      74.12%      14,659     40.24%
Southeastern Florida....   406,753   239,357      58.85%     110,602     46.21%

 TOTAL.................    455,897   275,782      60.49%     125,261     45.42%

MANAGED SYSTEMS:
Western New York........    67,275    42,010      62.45%      26,939     64.13%
Virginia................    43,288    31,408      72.56%      15,511     49.39%
Western Pennsylvania....    31,976    24,074      75.29%       7,317     30.39%
Eastern Pennsylvania....    33,459    22,026      65.83%      22,390    101.65%
Southeastern Florida...     89,830    75,164      83.67%      22,592     30.06%

  TOTAL.................   265,828   194,682      73.24%      94,749     48.67%

TOTAL SYSTEMS:
Western New York........   353,768   249,138      70.42%     138,947     55.77%
Virginia................   246,660   186,743      75.71%      82,282     44.06%
Western Pennsylvania....   185,730   138,363      74.50%      54,254     39.21%
New England.............   162,065   120,201      74.17%      63,816     53.09%
Eastern Pennsylvania....   152,924   106,284      69.50%      78,548     73.90%
Ohio....................   161,014   113,719      70.63%      58,328     51.29%
Coastal New Jersey......   121,262    93,237      76.89%      47,974     51.45%
Southeastern Florida...    496,583   314,521      63.34%     133,194     42.35%

  TOTAL................. 1,880,006 1,322,206      70.33%     657,343     49.72%

Financial Information

    The financial data regarding the Company's revenues, results of operations and identifiable assets for the Company's last three fiscal years is set forth in, and incorporated herein by reference to, Item 8, Financial Statements and Supplementary Data of this Form 10-K.

Technological Developments

  The Company has made a substantial commitment to the technological development of the Company Systems and has actively sought to upgrade the technical capabilities of its cable plant in order to increase channel capacity for the delivery of additional programming and new services. All of the Company Systems have a minimum of 35-channel capacity, and 63.6% of the subscribers to the Company Systems are served by systems having capacity of 54 or more channels, which exceeds the national average for cable systems. By expanding channel capacity, the Company expects that it will be able to provide subscribers with a wider range of programming choices and improved picture quality.

  Over 97% of the subscribers to the Company Systems are served by systems with "addressable capable" technology, which permits the cable operator to remotely activate the cable television services to be delivered to subscribers who are equipped with addressable converters. In recent years, the Company has deployed addressable converters throughout most of the Company Systems and, as of March 31, 1994, approximately 51% of the subscribers to the Company Systems had addressable converters. With addressable converters, the Company can immediately add to or reduce the services provided to a subscriber from the Company's headend site, without the need to dispatch a service technician to the subscriber's home. Addressable technology has allowed the Company to offer pay-per-view programming. Addressable technology also has assisted the Company in reducing pay service theft and, by allowing the Company to automatically cut off a subscriber's service, has been effective in collecting delinquent subscriber payments.

  The following table indicates channel capacities and addressable converter deployment for the Systems as of March 31, 1994.

                                                  % of
                                               Subscribers           Addressable
                                                   in               Converters As
                                 Basic         Addressable          a % of Basic
                              Subscribers       Systems               Subscribers
COMPANY SYSTEMS:
Western New York..........       207,128           100.00%                   32.9%
Virginia..................       155,335            98.90%                   50.6%
Western Pennsylvania......       114,289            97.41%                   52.3%
New England...............       120,201            97.30%                   89.6%
Eastern Pennsylvania......        47,833           100.00%                   23.3%
Ohio......................       113,719            85.98%                   61.8%
Coastal New Jersey........        93,237           100.00%                   40.0%

  TOTAL...................       851,742            97.20%                   50.8%

OLYMPUS SYSTEMS:
Eastern Pennsylvania......        36,425           100.00%                   11.4%
Southeastern Florida......       239,357            99.23%                   72.5%

  TOTAL...................       275,782            99.34%                   64.4%






                                                   % of
                                               Subscribers           Addressable
                                                   in               Converters As
                                 Basic         Addressable          a % of Basic
                              Subscribers       Systems               Subscribers

MANAGED SYSTEMS:
Western New York.........         42,010           100.00%                   62.9%
Virginia.................         31,408            66.33%                   33.9%
Western Pennsylvania.....         24,074           100.00%                   39.5%
Eastern Pennsylvania.....         22,026           100.00%                   69.8%
Southeastern Florida.....         75,164            99.20%                   39.5%

  TOTAL..................        194,682            94.26%                   47.1%

TOTAL SYSTEMS:
Western New York.........        249,138           100.00%                   37.9%
Virginia.................        186,743            93.43%                   47.8%
Western Pennsylvania.....        138,363            97.86%                   50.0%
New England..............        120,201            97.30%                   89.6%
Eastern Pennsylvania.....        106,284           100.00%                   28.9%
Ohio.....................        113,719            85.98%                   61.8%
Coastal New Jersey.......         93,237           100.00%                   40.0%
Southeastern Florida.....        314,521            99.23%                   64.6%

  TOTAL..................      1,322,206            97.21%                   53.1%

  In a number of its system upgrades, the Company has utilized fiber optic cable as an alternative to the coaxial cable that historically has been used to distribute cable signals to the subscriber's home. Fiber optic cable is capable of carrying hundreds of video, data and voice channels. The Company has developed an innovative "fiber-to-feeder" network design, consisting of a combination of fiber optic trunk and certain other distribution plant, which has proven to be economical for the construction, rebuilding, extension and upgrading of the Systems.

  The Company expects that the continued use of the fiber-to-feeder network design strategy will give the Company the flexibility to exploit the expanded delivery capacity of fiber optic cable in a cost-effective manner.
The construction of fiber-to-feeder networks will also position the Company to take advantage of alternative communications delivery systems made possible by fiber optic technology (such as mobile personal communications service ("PCS") and "alternate access" voice and data communications that bypass local exchange telephone carriers), to utilize the expanded bandwidth potential of digital compression technology and to meet the anticipated transmission requirements for high-definition television and digital television. The Company has one PCS system in operation on an experimental basis.

  The Company is currently offering alternate access telecommunications services through a subsidiary, Hyperion Telecommunications, Inc. ("Hyperion"). Competitive access carriers can provide businesses and other large telecommunications consumers with local telecommunications services and access to long-distance service carriers via competitive networks that bypass the local telephone company. Hyperion's networks will be constructed exclusively with fiber optics plant designed to provide increased quality service and data integrity compared to the existing local telephone company's network. These competitive access networks also can complement existing networks by providing redundant telecommunications service backup and route diversity for their customers.



  In addition to the activities described above, the Company has made a substantial commitment to technological development as a member of Cable Television Laboratories, Inc., a not-for-profit research and development company serving the cable industry. The Company has also joined other industry members in a partnership venture in Digital Cable Radio, a satellite-delivered, multichannel music service featuring "compact disc" quality sound, marketed like a premium service.

Subscriber Services and Rates

  The Company's revenues are derived principally from monthly subscription fees for basic, satellite and premium services. Rates to subscribers vary from market to market and in accordance with the type of service selected. Although services vary from system to system because of differences in channel capacity and viewer interests, each of the Systems typically offers a basic service package ranging from $8.00 to $12.00 per month. As described herein, the Systems currently offer certain satellite services through CableSelect, at monthly per channel rates ranging from $.10 to $1.25 per channel, and in discounted packages. The Systems' monthly rates for premium services range from $7.00 to $13.00 per service. An installation fee, which the Company may wholly or partially waive during a promotional period, is usually charged to new subscribers. Subscribers are free to terminate cable service at any time without charge, but often are charged a fee for reconnection or change of service.

  The Cable Communications Policy Act of 1984 (the "1984 Cable Act," as amended by the 1992 Cable Act), deregulated basic service rates for systems in communities meeting the FCC's definition of effective competition. Pursuant to the FCC's definition of effective competition adopted following enactment of the 1984 Cable Act, substantially all of the Company's franchises were rate deregulated. However, in June 1991, the FCC amended its effective competition standard, which increased the number of cable systems which could be subject to local rate regulation. The 1992 Cable Act contains a new definition of effective competition under which nearly all cable systems in the United States are subject to regulation of basic service rates. Additionally, the legislation
(i) eliminated the 5% annual basic rate increase allowed by the 1984 Cable Act without local approval; (ii) allows the FCC to adjudicate the reasonableness of rates for non-basic service tiers other than premium services for cable systems not subject to effective competition in response to complaints filed by franchising authorities and/or cable subscribers; (iii) prohibits cable systems from requiring subscribers to purchase service tiers above basic service in order to purchase premium services if the system is technically capable of doing so; (iv) allows the FCC to impose restrictions on the retiering and rearrangement of cable services under certain circumstances; and
(v) permits the FCC and franchising authorities more latitude in controlling rates and rejecting rate increase requests. See "Legislation and Regulation".

  For a discussion of the changes in the Company's method of offering services to its subscribers implemented in September 1993 and recent FCC rate regulation and related developments, see "Legislation and Regulation" and "Management's Discussion and Analysis - Regulatory and Competitive Matters."

Franchises

  The 1984 Cable Act provides that cable operators may not offer cable service to a particular community without a franchise unless such operator was lawfully providing service to the community on July 1, 1984 and the franchising authority does not require a franchise. The Company Systems and the Olympus Systems operate pursuant to franchises or other authorizations issued by governmental authorities, substantially all of which are nonexclusive. Such franchises or authorizations awarded by a governmental authority generally are not transferable without the consent of the authority. Additionally, the 1992 Cable Act prohibits cable operators from selling or otherwise transferring the ownership of any cable system within 36 months after acquisition or initial construction, subject to certain limited exceptions. As of March 31, 1994, the Company held 389 franchises and Olympus held 115 franchises. Most of these franchises can be terminated prior to their stated expiration by the relevant governmental authority, after due process, for breach of material provisions of the franchise.

  Under the terms of most of the Company's franchises, a franchise fee (ranging up to 5% of the gross revenues of the cable system) is payable to the governmental authority. For the past three years, franchise fee payments made by the Company have averaged approximately 2.5% of gross system revenues.

  The franchises issued by the governmental authorities are subject to periodic renewal. In renewal hearings, the authorities generally consider, among other things, whether the franchise holder has provided adequate service and complied with the franchise terms. In connection with a renewal, the authority may impose different and more stringent terms, the impact of which cannot be predicted. To date, all of the Company's material franchises have been renewed or extended, at or effective upon their stated expiration, generally on modified terms. Such modified terms have not been materially adverse to the Company.

  The Company believes that all of its material franchises are in good standing. From time to time, the Company notifies the franchising authorities of the Company's intent to seek renewal of the franchise in accordance with the procedures set forth in the 1984 Cable Act. The 1984 Cable Act process requires that the governmental authority consider the franchise holder's renewal proposal on its own merits in light of the franchise holder's past performance and the community's needs and interests, without regard to the presence of competing applications. See "Legislation and Regulation." The 1992 Cable Act alters the administrative process by which operators utilize their 1984 Cable Act franchise renewal rights. Such changes could make it easier in some instances for a franchising authority to deny renewal of a franchise.

Competition

  Cable television systems compete with other communications and entertainment media, including off-air television broadcast signals which a viewer is able to receive directly using the viewer's own television set and antenna. The extent to which a cable system competes with over-the-air broadcasting depends upon the quality and quantity of the broadcast signals available by direct antenna reception compared to the quality and quantity of such signals and alternative services offered by a cable system. In many areas, television signals which constitute a substantial part of basic service can be received by viewers who use their own antennas. Local television reception for residents of apartment buildings or other multi-unit dwelling complexes may be aided by use of private master antenna services. Cable systems also face competition from alternative methods of distributing and receiving television signals and from other sources of entertainment such as live sporting events, movie theaters and home video products, including videotape recorders and cassette players. In recent years, the FCC has adopted policies providing for authorization of new technologies and a more favorable operating environment for certain existing technologies that provide, or may provide, substantial additional competition for cable television systems. The extent to which cable television service is competitive depends in significant part upon the cable television system's ability to provide an even greater variety of programming than that available off-air or through competitive alternative delivery sources. In addition, certain provisions of the 1992 Cable Act are expected to increase competition significantly in the cable industry. See "Legislation and Regulation."

  Because the Systems are operated under non-exclusive franchises, other applicants may obtain franchises in areas where the Company presently has franchises. The 1992 Cable Act prohibits franchising authorities from unreasonably refusing to award additional franchises and permits them to operate cable systems themselves without franchises. The Company believes that, except for insignificant situations, no other operators currently operate cable television systems that pass any of the homes passed by the Systems. The Company is unable to predict whether any of the Systems will be subject to an overbuild by franchising authorities or other cable operators. However, several federal court decisions have found unconstitutional various aspects of franchising schemes that seek to limit the number of cable operators allowed to serve a particular area. Additionally, the 1992 Cable Act removes some of the legal and regulatory impediments that currently discourage overbuilding. See "Legislation and Regulation--Competing Franchises".

  Homeowners have the option to purchase earth stations, which allow the direct reception of satellite-delivered program services formerly available only to cable television subscribers. The Company is unable to estimate the extent to which earth stations represent competition in its franchised service areas. The attractiveness of cable service compared to private earth stations may be enhanced now that most satellite-distributed program signals are being electronically scrambled to permit reception only with authorized decoding equipment, generally at a cost to the viewer, making the unauthorized reception of such scrambled signals by earth station viewers more difficult. From time to time, legislation has been introduced in Congress which, if enacted into law, would prohibit the scrambling of certain satellite-distributed programs or would make satellite services available to private earth stations on terms comparable to those offered to cable systems. Broadcast television signals are being made available to owners of earth stations under the Satellite Home Viewer Copyright Act of 1988, which became effective January 1, 1989 for a six-year period. This Act establishes a statutory compulsory license for certain transmissions made by satellite owners to home satellite dishes, for which carriers are required to pay a royalty fee to the Copyright Office. This Act will expire automatically at the end of 1994, unless extended by Congress. A bill to extend this Act is actively being considered by Congress. The Company cannot predict at the present time whether the Act will be modified or extended beyond 1994. The 1992 Cable Act enhances the right of cable competitors to purchase nonbroadcast satellite-delivered programming. See "Legislation and Regulation--Federal Regulation." The Company cannot predict at this time the impact such legislation will have upon its cable television operations.

  In the future, it is expected that such programming will be delivered by high-powered direct broadcast satellites ("DBS") on a wide-scale basis and several companies have announced plans to provide DBS programming services by as early as 1994. Those companies propose to use recently developed video compression technology to increase the channel capacity of their systems. Video compression technology reportedly has the capability of providing more than 100 channels of programming over a single high-powered DBS, and this capacity could increase in the future. Video compression technology may also be used by cable operators to similarly increase their current channel capacity. DBS service will be able to be received virtually anywhere in the United States through the installation of a rooftop or side-mounted antenna, and it will be more accessible than cable television service where cable plant has not been constructed or where it is not cost effective to construct cable television facilities. The extent to which DBS systems will be competitive with cable television systems will also depend upon, among other things, the ability of DBS operators to obtain access to programming, the availability of reception equipment, and whether such equipment can be made available to consumers at reasonable prices.

  Although multi-point distribution systems ("MDS") traditionally have been a single channel service, the FCC has changed its allocation policies to make more frequencies available and multichannel MDS ("MMDS") service possible. MMDS systems deliver programming services over microwave channels licensed by the FCC received by subscribers with special antennas. MMDS systems are less capital intensive, are not required to obtain local franchises or to pay franchise fees, and are subject to lower regulatory requirements than cable television systems. To date, the ability of these so-called "wireless" cable services to compete with cable television systems has been limited by channel capacity and the need for unobstructed line-of-sight over-the-air transmission. Although relatively few MMDS systems in the United States are currently in operation or under construction, virtually all markets have been licensed or tentatively licensed. The FCC has taken a series of actions intended to facilitate the development of MMDS and other wireless cable systems as alternative means of distributing video programming, including reallocating certain frequencies to these services and expanding the permissible use and eligibility requirements for certain channels reserved for educational purposes. The FCC's actions enable a single entity to develop an MMDS system with a potential of up to 35 channels that could compete effectively with cable television. FCC rules and the 1992 Cable Act prohibit the common ownership of cable systems and MMDS facilities serving the same area.

  The U.S. Copyright Office has recently adopted regulations, declaring that wireless distribution systems, such as direct satellite transmission to home satellite antennae, MDS and MMDS, do not qualify for purposes of the statutory compulsory copyright license for the retransmission of off-air television and radio broadcast stations by cable systems. These Copyright Office regulations may make it more difficult for wireless cable systems to offer television and radio retransmissions as part of their service offerings. Congress is actively considering legislation which would reverse these regulations. The Company is unable to predict to what extent additional competition from these services will materialize in the future or what impact such competition would have on the operation of the Systems.

  Additional competition may come from private cable television systems known as satellite master antenna television ("SMATV") systems, servicing condominiums, apartment complexes and certain other multiple unit residential developments. The Cable Act gives franchised cable operators the right to use existing compatible easements within their franchise areas upon nondiscriminatory terms and conditions. There have been conflicting judicial decisions interpreting the scope of the access right granted by the Cable
Act, particularly with respect to easements located entirely on private property. A SMATV system is subject to the 1984 Cable Act's franchise requirement only if it uses physically closed transmission paths, such as wires or cables to interconnect separately owned and managed buildings or if its lines use or cross any public right-of-way. In some cases, SMATV operators may be able to charge a lower price than could a cable system providing comparable services and the FCC's new regulations implementing the 1992 Cable Act limit a cable operator's ability to reduce its rates to meet this competition. Furthermore, the U.S. Copyright Office has tentatively concluded that SMATV systems are "cable systems" for purposes of qualifying for the compulsory copyright license established for cable systems by federal law. The 1992 Cable Act prohibits the common ownership of cable systems and SMATV facilities serving the same area. As a result of all of the foregoing, the ability of the Company to compete for subscribers in communities with extensive SMATV or private cable television operations is uncertain.

  The FCC has initiated an interactive television service which will permit non-video transmission of information between an individual's home and entertainment and information service providers. This service, commonly known as IVDS, will provide an alternative means for DBS systems and other video programming distributors, including television stations, to initiate new interactive television services. IVDS may also be utilized by cable television systems.

  The FCC has initiated a new rulemaking proceeding looking toward the allocation of frequencies in the 28 GHz range for a new multichannel wireless video service which could make 98 compressed video channels available in a single market. The Company is unable to predict whether competitors will emerge utilizing such frequencies or whether such competition would have a material impact on the operations of the Company.

  In the past, federal cross-ownership restrictions have limited entry into the cable television business by potentially strong competitors such as telephone companies. Proposals recently adopted by the FCC, pending litigation and legislation could make it possible for companies with considerable resources and consequently a potentially greater willingness or ability to overbuild, to enter the business. The FCC recently amended its rules to permit local telephone companies to offer "video dialtone" service for video programmers, including channel capacity for the carriage of video programming and certain non-common carrier activities such as video processing, billing and collection and joint marketing agreements. Furthermore, on August 24, 1993 a federal district court struck down as unconstitutional a provision in the 1984 Cable Act which prevents local telephone companies from offering video programming on a non-common carrier basis directly to subscribers in their local telephone service areas. This decision is being appealed. Several similar suits have been instituted in other district courts. Even in the absence of further changes in the cross-ownership restrictions, the expansion of telephone companies' fiber optic systems may facilitate entry by other video service providers in competition with cable systems. See "Legislation and Regulation--Federal Regulation."

  The Company holds a franchise to provide cable service in Dover Township, New Jersey. On December 15, 1992, New Jersey Bell Telephone Company ("New Jersey Bell") filed an application with the FCC requesting authority to construct new fiber optic facilities for the purpose of operating a "video dialtone" system in a portion of that community in which the Company serves approximately 20,000 subscribers. Initial programming service over those facilities would be provided by FutureVision of America Corporation. On January 22, 1993, the Company formally opposed New Jersey Bell's application on various grounds by filing a Petition to Deny the application at the FCC. Several other parties also opposed the New Jersey Bell application. On February 4, 1993, New Jersey Bell filed an opposition to the Company's Petition to Deny and the other filings. On February 17, 1993, the Company filed its reply in that matter, concluding the formal pleading cycle. On July 28, 1993, the FCC sent a letter to New Jersey Bell stating that the application appeared to be inconsistent with the FCC's video dialtone requirements in that insufficient capacity to serve multiple programmers was to be made available. New Jersey Bell was given an opportunity to amend its application, which it subsequently did. The Company filed a further opposition to the application. The matter has not yet been decided by the FCC.

  Advances in communications technology, as well as changes in the marketplace and the regulatory and legislative environment, are constantly occurring. Thus, it is not possible to predict the effect that ongoing or future developments might have on the cable industry. The ability of cable systems to compete with present, emerging and future distribution media will depend to a great extent on obtaining attractive programming. The availability and exclusive use of a sufficient amount of quality programming may in turn be effected by developments in regulation or copyright law. See "Legislation and Regulation."

  The cable television industry competes with radio, television and print media for advertising revenues. As the cable television industry continues to develop programming designed specifically for distribution by cable, advertising revenues may increase. Premium programming provided by the Company's cable communications systems is subject to the same competitive factors which exist for other programming discussed above. The continued profitability of the Company's premium services may depend largely upon the continued availability of attractive programming at competitive prices.

Employees

  At June 25, 1994, there were 2,486 full-time employees of the Company, of which 103 employees were covered by collective bargaining agreements at three locations. The Company considers its relations with its employees to be good.





                           LEGISLATION AND REGULATION

  The cable television industry is regulated by the FCC, some state governments and most local governments. In addition, various legislative and regulatory proposals under consideration from time to time by Congress and various federal agencies may materially affect the cable television industry. The following is a summary of federal laws and regulations affecting the growth and operation of the cable television industry and a description of certain state and local laws.

Cable Communications Policy Act of 1984

  The 1984 Cable Act became effective on December 29, 1984. This federal statute, which amended the Communications Act of 1934 (the "Communications Act"), created uniform national standards and guidelines for the regulation of cable television systems. Violations by a cable television system operator of provisions of the Communications Act, as well as of FCC regulations, can subject the operator to substantial monetary penalties and other sanctions. Among other things, the 1984 Cable Act affirmed the right of franchising authorities (state or local, depending on the practice in individual states) to award one or more franchises within their jurisdictions. It also prohibited non-grandfathered cable television systems from operating without a franchise in such jurisdictions. In connection with new franchises, the 1984 Cable Act provides that in granting or renewing franchises, franchising authorities may establish requirements for cable-related facilities and equipment, but may not establish or enforce requirements for video programming or information services other than in broad categories. The 1984 Cable Act grandfathered, for the remaining term of existing franchises, many but not all of the provisions in existing franchises which would not be permitted in franchises entered into or renewed after the effective date of the 1984 Cable Act.

Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act")

  On October 5, 1992, Congress enacted the 1992 Cable Act. This legislation will effect significant changes to the legislative and regulatory environment in which the cable industry operates. It amends the 1984 Cable Act in many respects. The 1992 Cable Act became effective on December 4, 1992, although certain provisions, most notably those dealing with rate regulation and retransmission consent, became effective at later dates. The legislation also required the FCC to initiate a number of rulemaking proceedings to implement various provisions of the statute. The 1992 Cable Act allows for a greater degree of regulation on the cable industry with respect to, among other things:
(i) cable system rates for both basic and certain nonbasic services; (ii) programming access and exclusivity arrangements; (iii) access to cable channels by unaffiliated programming services; (iv) leased access terms and conditions;
(v) horizontal and vertical ownership of cable systems; (vi) customer service requirements; (vii) franchise renewals; (viii) television broadcast signal carriage and retransmission consent; (ix) technical standards; (x) subscriber privacy; (xi) consumer protection issues; (xii) cable equipment compatibility;
(xiii) obscene or indecent programming; and (xiv) requiring subscribers to subscribe to tiers of service other than basic service as a condition of purchasing premium services. Additionally, the legislation encourages competition with existing cable systems by: allowing municipalities to own and operate their own cable systems without having to obtain a franchise; preventing franchising authorities from granting exclusive franchises or unreasonably refusing to award additional franchises covering an existing cable system's service area; and prohibiting the common ownership of cable systems and co-located MMDS or SMATV systems. The 1992 Cable Act also precludes video programmers affiliated with cable television companies from favoring cable operators over competitors and requires such programmers to sell their programming to other multichannel video distributors. This provision may limit the ability of cable program suppliers to offer exclusive programming arrangements to cable television companies. While the Company is currently unable to predict the ultimate effect of the 1992 Cable Act, the Company believes that a number of provisions in this legislation relating to, among other things, rate regulation, are likely to have a negative impact, potentially material, on the cable industry and the Company's business.

  Various cable operators have filed actions in the United States District Court in the District of Columbia challenging the constitutionality of several sections of the 1992 Cable Act. Pursuant to special jurisdictional provisions in the 1992 Cable Act, a challenge to the must-carry provisions of the Act was heard by a three-judge panel of the District Court. On April 8, 1993, the three-judge court granted a summary judgment for the government upholding the constitutional validity of the must-carry provisions of the 1992 Cable Act. That decision has been appealed directly to the U.S. Supreme Court. The plaintiffs in that case unsuccessfully sought an injunction pending appeal of the District Court's decision. On June 27, 1994, the Supreme Court vacated the District Court decision and remanded the case for further proceedings. Thus, the constitutionality of the must carry provision has yet to be finally decided.

  The cable operators' constitutional challenge to the balance of the 1992 Cable Act provisions was heard by a single judge of the District Court. On September 16, 1993, the court rendered its decision upholding the constitutionality of all but three provisions of the statute (multiple ownership limits for cable operators, advance notice of free previews for certain programming services, and channel set-asides for DBS operators).
This decision has been appealed to the U.S. Court of Appeals for the District of Columbia Circuit.

  Appeals have also been filed in the U.S. Court of Appeals for the District of Columbia Circuit from the FCC's rate regulation rulemaking decisions.

Federal Regulation

  The FCC, the principal federal regulatory agency with jurisdiction over cable television, has promulgated regulations covering such areas as the registration of cable systems, cross-ownership between cable systems and other communications businesses, carriage of television broadcast programming, consumer education and lockbox enforcement, origination cablecasting and sponsorship identification, children's programming, the regulation of basic cable service rates in areas where cable systems are not subject to effective competition, signal leakage and frequency use, technical performance, maintenance of various records, equal employment opportunity, and antenna structure notification, marking and lighting. The FCC has the authority to enforce these regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities often used in connection with cable operations. Furthermore, the 1992 Cable Act requires the FCC to adopt implementing regulations covering, among other things, cable rates, signal carriage, consumer protection and customer service, leased access, indecent programming, programmer access to cable television systems, programming agreements, technical standards, consumer electronics equipment compatibility, ownership of home wiring, program exclusivity, equal employment opportunity, and various aspects of direct broadcast satellite system ownership and operation. A brief summary of the most material federal regulations as adopted to date follows.

  Rate Regulation. The 1984 Cable Act codified existing FCC preemption of rate regulation for premium channels and optional nonbasic program tiers.
The 1984 Cable Act also deregulated basic cable rates for cable television systems determined by the FCC to be subject to effective competition. The
1992 Cable Act substantially changed the current statutory and FCC rate regulation standards. The 1992 Cable Act replaced the FCC's old standard for determining effective competition, under which most cable systems were not subject to local rate regulation, with a statutory provision that has resulted in nearly all cable television systems becoming subject to local rate regulation of basic service. Additionally, the legislation eliminated the 5% annual rate increase for basic service previously allowed by the 1984 Cable Act without local approval; required the FCC to adopt a formula, for franchising authorities to enforce, to assure that basic cable rates are reasonable; allows the FCC to review rates for nonbasic service tiers (other than per-channel or per-program services) in response to complaints filed by franchising authorities and/or cable customers; prohibits cable television systems from requiring customers to purchase service tiers above basic service in order to purchase premium services if the system is technically capable of doing so; required the FCC to adopt regulations to establish, on the basis of actual costs, the price for installation of cable service, remote controls, converter boxes and additional outlets; and allows the FCC to impose restrictions on the retiering and rearrangement of cable services under certain limited circumstances. The FCC adopted rules designed to implement these rate regulation provisions on April 1, 1993, and then significantly amended them on February 22, 1994.

  The FCC's regulations set standards for the regulation of basic and nonbasic cable service rates (other than per-channel or per-program services). The FCC initially ordered an interim 120-day freeze on these rates effective April 5, 1993, a freeze which was extended several times and finally expired on May 15, 1994. The FCC's original rules became effective on September 1, 1993. The amendments thereto became effective on May 15, 1994. The rate regulations adopt a benchmark price cap system for measuring the reasonableness of existing basic and nonbasic service rates, and a formula for evaluating future rate increases. Alternatively, cable operators have the opportunity to make cost-of-service showings which, in some cases, may justify rates above the applicable benchmarks. The FCC has adopted interim rules to be utilized in such cost-of-service showings. The rules also require that charges for cable-related equipment (e.g., converter boxes and remote control devices) and installation services be unbundled from the provision of cable service and based upon actual costs plus a reasonable profit. Local franchising authorities and/or the FCC are empowered to order a reduction of existing rates which exceed the benchmark level for either basic and/or nonbasic cable services and associated equipment, and refunds could be required, measured from the date of a complaint to the FCC challenging an existing nonbasic cable service rate or from September 1, 1993, for existing basic cable service rates under the original rate regulations and from May 15, 1994, under the amended rate regulations. The retroactive refund period for basic cable service rates is limited to one year. In general, the reductions for basic and nonbasic cable service rates under the original rate regulations were to be to the greater of the applicable benchmark level or the rates in force as of September 30, 1992, minus 10 percent, adjusted forward for inflation. The amended regulations require an aggregate reduction of up to 17 percent, adjusted forward for inflation and certain other factors, from the rates in force as of September 30, 1992. The regulations also provide that future rate increases may not exceed an inflation-indexed amount, plus increases in certain costs beyond the cable operator's control, such as taxes, franchise fees and increased programming costs. Certain adjustments to these capped rates can also be made in the event a cable operator adds or deletes programming channels. A significant number of franchising authorities have become certified by the FCC to regulate the rates charged by the Company for basic cable service and for associated equipment. Subscribers in some of the Company's cable systems have sought FCC review regarding the rates charged for non-basic cable service. The Company's ability to implement rate increases consistent with its past practices will likely be limited by the regulations that the FCC has adopted.

  Commencing in August 1993, in accordance with the 1992 Cable Act, the Company repackaged certain existing cable services and introduced a new method of offering certain cable services. The Company adjusted the basic service rates and related equipment and installation charges in substantially all of its Systems so as to bring these rates and charges into compliance with the then applicable benchmark or equipment and installation cost levels. The amended rules may require further adjustments to the Company's rates for regulated services and equipment.

  Effective September 1, 1993, the Company also implemented a program in substantially all of its Systems under which a number of the Company's satellite-delivered and premium services are now offered individually on a per channel (i.e., a la carte) basis, or as a group at a discounted price. The FCC, in its reconsideration of the original rate regulations, stated that it was going to review the regulatory treatment of such a la carte packages on an ad hoc basis. A la carte packages which are determined to be evasions of rate regulation rather than true enhancements of subscriber choice will be treated as regulated tiers, and cable operators engaging in such practices may be subject to fines and/or further rate adjustments. One of Olympus' Systems, along with numerous other cable operators, received a specific inquiry from the FCC regarding its implementation of this new method of offering cable services. The Company has responded to the FCC's inquiry in writing. Because of these developments and other factors, including the decisions of subscribers, the Company is currently unable to determine the effect that this a la carte method of offering cable services will have on its business and results of operations in future periods. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulatory and Competitive Matters".

  The FCC has adopted regulations pursuant to the 1992 Cable Act which require cable systems to permit customers to purchase video programming on a per channel or a per program basis without the necessity of subscribing to any tier of service, other than the basic service tier, unless the cable system is technically incapable of doing so. Generally, this exemption from compliance with the statute for cable systems that do not have such technical capability is available until a cable system obtains the capability, but not later than December, 2002.

  Carriage of Broadcast Television Signals. The 1992 Cable Act contains new mandatory carriage requirements. These new rules allow commercial television broadcast stations which are "local" to a cable system, i.e., the system is located in the station's Area of Dominant Influence, to elect every three years, whether to require the cable system to carry the station, subject to certain exceptions, or whether the cable system will have to negotiate for "retransmission consent" to carry the station. The first such election was made on June 17, 1993. Local, non-commercial television stations are also given mandatory carriage rights, subject to certain exceptions, within the larger of
(i) a 50 mile radius from the station's city of license or (ii) the station's Grade B contour (a measure of signal strength). Unlike commercial stations, noncommercial stations are not given the option to negotiate retransmission consent for the carriage of their signal. In addition, cable systems will have to obtain retransmission consent for the carriage of all "distant" commercial broadcast stations, except for certain "superstations," i.e., commercial satellite-delivered independent stations such as WTBS. The 1992 Cable Act also eliminated, effective December 4, 1992, the FCC's regulations requiring the provision of input selector switches. The statutory must-carry provisions for non-commercial stations became effective on December 4, 1992. Must-carry rules for both commercial and non-commercial stations and retransmission consent rules for commercial stations were adopted by the FCC on March 11, 1993. The must-carry requirement for commercial stations went into effect on June 2, 1993, and any stations for which retransmission consent had not been obtained (other than must-carry stations, non-commercial stations and superstations) had to be dropped as of October 6, 1993. A number of stations previously carried by the Company's cable television systems elected retransmission consent. The Company has thus far been able to reach agreements with broadcasters who elected retransmission consent or to negotiate extensions to the October 6, 1993 deadline and has therefore not been required to pay cash compensation to broadcasters for retransmission consent or been required by broadcasters to remove broadcast stations from the cable television channel line-ups. The Company has, however, agreed to carry some services (e.g., ESPN2 and a new service by FOX) in specified markets pursuant to retransmission consent arrangements which it believes are comparable to those entered into by most other large cable operators.

  Nonduplication of Network Programming. Cable systems that have 1,000 or more subscribers must, upon the appropriate request of a local television station, delete the simultaneous or nonsimultaneous network programming of a distant station when such programming has also been contracted for by the local station on an exclusive basis.

  Deletion of Syndicated Programming. FCC regulations enable television broadcast stations that have obtained exclusive distribution rights for syndicated programming in their market to require a cable system to delete or "black out" such programming from other television stations which are carried by the cable system. The extent of such deletions will vary from market to market and cannot be predicted with certainty. However, it is possible that such deletions could be substantial and could lead the cable operator to drop a distant signal in its entirety. The FCC also has commenced a proceeding to determine whether to relax or abolish the geographic limitations on program exclusivity contained in its rules, which would allow parties to set the geographic scope of exclusive distribution rights entirely by contract, and to determine whether such exclusivity rights should be extended to noncommercial educational stations. It is possible that the outcome of these proceedings will increase the amount of programming that cable operators are requested to black out. Finally, the FCC has declined to impose equivalent syndicated exclusivity rules on satellite carriers who provide services to the owners of home satellite dishes similar to those provided by cable systems.

  Franchise Fees. Although franchising authorities may impose franchise fees under the 1984 Cable Act, such payments cannot exceed 5% of a cable system's annual gross revenues. In those communities in which franchise fees are required, the Company currently pays franchise fees ranging up to 5% of gross revenues. Franchising authorities are also empowered in awarding new franchises or renewing existing franchises to require cable operators to provide cable-related facilities and equipment and to enforce compliance with voluntary commitments. In the case of franchises in effect prior to the effective date of the 1984 Cable Act, franchising authorities may enforce requirements contained in the franchise relating to facilities, equipment and services, whether or not cable-related. The 1984 Cable Act, under certain limited circumstances, permits a cable operator to obtain modifications of franchise obligations.

  Renewal of Franchises. The 1984 Cable Act established renewal procedures and criteria designed to protect incumbent franchises against arbitrary denials of renewal. While these formal procedures are not mandatory unless timely invoked by either the cable operator or the franchising authority, they can provide substantial protection to incumbent franchisees. Even after the formal renewal procedures are invoked, franchising authorities and cable operators remain free to negotiate a renewal outside the formal process. Nevertheless, renewal is by no means assured, as the franchisee must meet certain statutory standards. Even if a franchise is renewed, a franchising authority may impose new and more onerous requirements such as upgrading facilities and equipment, although the municipality must take into account the cost of meeting such requirements.

  The 1992 Cable Act makes several changes to the process under which a cable operator seeks to enforce its renewal rights which could make it easier in some cases for a franchising authority to deny renewal. While a cable operator must still submit its request to commence renewal proceedings within thirty to thirty-six months prior to franchise expiration to invoke the formal renewal process, the request must be in writing and the franchising authority must commence renewal proceedings not later than six months after receipt of such notice. The four-month period for the franchising authority to grant or deny the renewal now runs from the submission of the renewal proposal, not the completion of the public proceeding. Franchising authorities may consider the "level" of programming service provided by a cable operator in deciding whether to renew. For alleged franchise violations occurring after December 29, 1984, franchising authorities are no longer precluded from denying renewal based on failure to comply substantially with the material terms of the franchise where the franchising authority has "effectively acquiesced" to such past violations. Rather, the franchising authority is estopped if, after giving the cable operator notice and opportunity to cure, it fails to respond to a written notice from the cable operator of its failure or inability to cure. Courts may not reverse a renewal denial based on procedural regulations found to be "harmless error."

  Channel Set-Asides. The 1984 Cable Act permits local franchising authorities to require cable operators to set aside certain channels for public, educational and governmental access programming. The Company believes that none of the Systems' franchises contain unusually onerous access requirements. The 1984 Cable Act further requires cable systems with thirty-six or more activated channels to designate a portion of their channel capacity for commercial leased access by unaffiliated third parties. While the 1984 Cable Act presently allows cable operators substantial latitude in setting leased access rates, the 1992 Cable Act requires leased access rates to be set according to a formula determined by the FCC. It is possible that such leased access will result in competition to services offered by the Company on the other channels of its cable systems.

  Competing Franchises. Questions concerning the ability of municipalities to award a single cable television franchise and to impose certain franchise restrictions upon cable television companies have been considered in several recent federal appellate and district court decisions. These decisions have been somewhat inconsistent and, until the U.S. Supreme Court rules definitively on the scope of cable television's First Amendment protections, the legality of the franchising process and of various specific franchise requirements is likely to be in a state of flux. It is not possible at the present time to predict the constitutionally permissible bounds of cable franchising and particular franchise requirements. However, the 1992 Cable Act, among other things, prohibits franchising authorities from unreasonably refusing to grant franchises to competing cable systems and permits franchising authorities to operate their own cable systems without franchises.

  Ownership. The 1984 Cable Act codified existing FCC crossownership regulations, which, in part, prohibit local exchange telephone companies ("LECs"), including the Bell Operating Companies ("BOCs"), from providing video programming directly to subscribers within their local exchange telephone service areas, except in rural areas or by specific waiver of FCC rules. On August 24, 1993 the United States District Court for the Eastern District of Virginia struck down the 1984 Cable Act's cable/telco cross-ownership prohibition as facially invalid and inconsistent with the First Amendment. This decision has been appealed to the U.S. Court of Appeals for the Fourth Circuit. Similar litigation has been commenced in several other district courts. On June 15, 1994, the United States District Court for the Western District of Washington also struck down the ownership prohibition on First Amendment grounds. The Company cannot predict the outcome of this litigation, but believes that the provision of video programming by telephone companies with considerable financial resources in competition with the Company's existing operations could have an adverse effect on the Company's financial condition and results of operation; the magnitude of any such effect is not known or estimable. Separately, as part of a comprehensive proceeding examining whether and under what circumstances telephone companies should be allowed to provide cable television services, including video programming to their customers, the FCC has concluded that neither the 1984 Cable Act nor its rules apply to prohibit the interexchange carriers (i.e., long distance telephone companies such as AT&T) from providing such services to their customers. Additionally, the FCC has also concluded, as part of its "video dialtone" decision, that where a LEC makes its facilities available on a common carrier basis for the provision of video programming to the public, the 1984 Cable Act does not require either the LEC or its programmer customers to obtain a franchise to provide such service. Because cable operators are required to bear the costs of complying with local franchise requirements, the FCC's decision could place cable operators at a competitive disadvantage vis-a-vis local telephone companies seeking to offer competing services on a common carrier basis. Various parties have sought judicial review of the FCC's conclusion that neither a LEC or its programmer customers would be required to obtain a local franchise. This appeal is currently pending.

  As part of the same proceeding, the FCC recommended that Congress amend the 1984 Cable Act to allow LECs to provide their own video programming services over their facilities in competition with their customers' services. The FCC also decided to loosen ownership and affiliation restrictions currently applicable to telephone companies, and has proposed to increase the numerical limit on the population of areas qualifying as "rural" and in which LECs can provide cable service without FCC waiver.

  The BOCs have recently been released by the United States District Court for the District of Columbia from restrictions on their ability to provide information services, including broadband video programming, which had been imposed as part of the 1984 AT&T divestiture decree. They are, of course, still subject to the 1984 Cable Act cross ownership restriction discussed above.

  The telephone industry has continued to lobby Congress for legislation that will permit LECs to provide video programming directly to consumers within their service areas. There is currently a bill pending in Congress that would permit the LECs to provide cable television service over their own facilities conditioned on establishing a video programming affiliate that will maintain separate records to prevent cross-subsidization. The bill, among other provisions, would also prohibit telephone companies from purchasing existing cable television systems within their telephone service areas. On the other hand, different legislation has been introduced in Congress that would reimpose the ban on the provision of information services, including broadband video programming, by LECs similar to that formerly contained in the 1984 AT&T divestiture decree. The outcome of these FCC, legislative or court proceedings and proposals or the effect of such outcome on cable system operations cannot be predicted; however, adoption of such proposals could intensify the competition which the Systems might face from LECs in the areas in which the Systems operate.

  The 1984 Cable Act and the FCC's rules also prohibit the common ownership, operation, control or interest in a cable system and a local television broadcast station whose predicted grade B contour (a measure of significant signal strength as defined by the FCC's rules) covers any portion of the community served by the cable system. As part of a wide ranging inquiry on competition in the video marketplace, the FCC has solicited comments to determine whether the policy prohibiting the common ownership or control of co-located broadcast and cable facilities continues to service the public interest. Common ownership or control has historically also been prohibited by the FCC (but not by the 1984 Cable Act) between a cable system and a national television network, although the FCC has recently adopted an order which substantially relaxes the network/cable cross-ownership prohibitions subject to certain national and local ownership caps. As a part of the same action, the FCC also voted to recommend to Congress that the broadcast/cable cross-ownership restrictions contained in the 1984 Cable Act be repealed. In addition, the FCC's rules prohibit common ownership, affiliation, control or interest in cable systems and MDS facilities having overlapping service areas, except in very limited circumstances. The 1992 Cable Act codified this restriction and also extended it to co-located SMATV systems. Permitted arrangements in effect as of October 5, 1992, are grandfathered. Thus, the FCC's cross-ownership rules could preclude the Company, its general partners, the officers, directors of its general partners or holders of a cognizable equity interest in the Company (as defined by the FCC) from serving simultaneously as general partners, the officers or directors of, or from holding a substantial ownership interest in, these other businesses. The 1992 Cable Act permits states or local franchising authorities to adopt certain additional restrictions on the ownership of cable systems.

  Pursuant to the 1992 Cable Act, the FCC has imposed limits on the number of cable systems which a single cable operator can own. In general, no cable operator can have an attributable interest in cable systems which pass more than 30 percent of all homes nationwide. Attributable interests for these purposes include voting interests of 5% or more (unless there is another single holder of more than 50% of the voting stock), officerships, directorships and general partnership interests.
The FCC has stayed the effectiveness of these rules pending the outcome of the appeal from the U.S. District Court decision holding the multiple ownership limit provision of the 1992 Cable Act unconstitutional.

  The FCC has also adopted rules which limit the number of channels on a cable system which can be occupied by programming in which the cable system's owner has an attributable interest. The limit is 40% of all activated channels.

  EEO. The 1984 Cable Act includes provisions to ensure that minorities and women are provided equal employment opportunities within the cable television industry. The statute requires the FCC to adopt reporting and certification rules that apply to all cable system operators with more than five full-time employees. Pursuant to the requirements of the 1992 Cable Act, the FCC has imposed more detailed annual EEO reporting requirements on cable operators and has expanded those requirements to all multichannel video service distributors. Failure to comply with the EEO requirements can result in the imposition of fines and/or other administrative sanctions, or may, in certain circumstances, be cited by a franchising authority as a reason for denying a franchisee's renewal request.

  Privacy. The 1984 Cable Act imposes a number of restrictions on the manner in which cable system operators can collect and disclose data about individual system subscribers. The statute also requires that the system operator periodically provide all subscribers with written information about its policies regarding the collection and handling of data about subscribers, their privacy rights under federal law and their enforcement rights. In the event that a cable operator is found to have violated the subscriber privacy provisions of the 1984 Cable Act, it could be required to pay damages, attorney's fees and other costs. Under the 1992 Cable Act, the privacy requirements are strengthened to require that cable operators take such actions as are necessary to prevent unauthorized access to personally identifiable information.

  Anti-Trafficking. The 1992 Cable Act precludes cable operators from selling or otherwise transferring ownership of a cable system within 36 months after acquisition or initial construction, except for: resales required by the terms of a contract covering the acquisition of multiple systems; tax free sales; governmentally required divestitures; or internal transfers to a commonly controlled entity. The anti-trafficking restriction applies to systems acquired prior to the effective date of the new law (i.e., December 4, 1992) as well as subsequent acquisitions. The FCC may waive the foregoing restrictions where generally consistent with the public interest, unless the franchising authority has refused to grant any required approval. The 1992 Cable Act also requires franchising authorities to act on any franchise transfer request submitted after December 4, 1992 within 120 days after receipt of all information required by FCC regulations and by the franchising authority. Approval is deemed to be granted if the franchising authority fails to act within such period.

  Registration Procedure and Reporting Requirements. Prior to commencing operation in a particular community, all cable television systems must file a registration statement with the FCC listing the broadcast signals they will carry and certain other information. Additionally, cable operators periodically are required to file various informational reports with the FCC. Cable operators who operate in certain frequency bands are required on an annual basis to file the results of their periodic cumulative leakage testing measurements. Operators who fail to make this filing or who exceed the FCC's allowable cumulative leakage index risk being prohibited from operating in those frequency bands in addition to other sanctions.

  Technical Requirements. Historically, the FCC has imposed technical standards applicable to the cable channels on which broadcast stations are carried, and has prohibited franchising authorities from adopting standards which were in conflict with or more restrictive than those established by the FCC. The FCC has recently revised such standards and made them applicable to all classes of channels which carry downstream NTSC video programming. Local franchising authorities are permitted to enforce the FCC's new technical standards. The FCC also has adopted additional standards applicable to cable television systems using frequencies in the 108-137 Mhz and 225-400 Mhz bands in order to prevent harmful interference with aeronautical navigation and safety radio services and has also established limits on cable system signal leakage; the FCC's power in this respect has not been questioned. Although these requirements could force some cable operators to make significant capital and additional operating expenditures to meet these new technical standards and more stringent leakage criteria, the Company believes that the Systems are in compliance with these standards in all material respects. The 1992 Cable Act requires the FCC to update periodically its technical standards to take into account changes in technology and to entertain waiver requests from franchising authorities who would seek to impose more stringent technical standards upon their franchised cable systems. Although the 1992 Cable Act requires the FCC to establish "minimum technical standards relating to cable systems' technical operation and signal quality," the FCC has announced that its recently completed cable television technical standards rulemaking satisfies the new statutory mandate.

  Pole Attachments. The FCC currently regulates the rates and conditions imposed by certain public utilities for use of their poles, unless under the Federal Pole Attachments Act state public service commissions are able to demonstrate that they regulate rates, terms and conditions of the cable television pole attachments. A number of states (including Massachusetts, Michigan, New Jersey, New York, Ohio and Vermont) and the District of Columbia have certified to the FCC that they regulate the rates, terms and conditions for pole attachments. In the absence of state regulation, the FCC administers such pole attachment rates through use of a formula which it has devised and from time to time revises.

  Other Matters. FCC regulation also includes matters regarding a cable system's carriage of local sports programming; restrictions on origination and cablecasting by cable system operators; application of the fairness doctrine and rules governing political broadcasts; customer service; home wiring; and limitations on advertising contained in nonbroadcast children's programming.

  Copyright. Cable television systems are subject to federal copyright licensing covering carriage of broadcast signals. In exchange for making semi-annual payments to a federal copyright royalty pool and meeting certain other obligations, cable operators obtain a statutory license to retransmit broadcast signals. The amount of this royalty payment varies, depending on the amount of system revenues from certain sources, the number of distant signals carried, and the location of the cable system with respect to over-the-air television stations. Originally, the Federal Copyright Royalty Tribunal was empowered to make and, in fact, did make several adjustments in copyright royalty rates. This tribunal was eliminated by Congress in 1993. Any future adjustment to the copyright royalty rates will be done through an arbitration process to be supervised by the U.S. Copyright office. Present rates remain in place until 1995 barring any changes in the FCC's signal carriage, syndicated exclusitivity or sports blackout rules. Cable operators are liable for interest on underpaid and late paid royalty fees, but are not entitled to receive interest on refunds due to overpayment of royalty fees.

  The Copyright Office has commenced a proceeding aimed at examining its policies governing the consolidated reporting of commonly owned and contiguous cable systems. The present policies governing the consolidated reporting of certain cable systems have often led to substantial increases in the amount of copyright fees owed by the systems affected. These situations have most frequently arisen in the context of cable system mergers and acquisitions. While it is not possible to predict the outcome of this proceeding, any changes adopted by the Copyright Office in its current policies may have the effect of reducing the copyright impact of certain transactions involving cable company mergers and cable system acquisitions.

  Various bills have been introduced into Congress over the past several years that would eliminate or modify the cable television compulsory license. The FCC has recommended to Congress that it repeal the cable industry's compulsory copyright license. The FCC determined that the statutory compulsory copyright license for local and distant broadcast signals no longer serves the public interest and that private negotiations between the applicable parties would better serve the public. Without the compulsory license, cable operators might need to negotiate rights from the copyright owners for each program carried on each broadcast station in the channel lineup. Such negotiated agreements could increase the cost to cable operators of carrying broadcast signals. The 1992 Cable Act's retransmission consent provisions expressly provide that retransmission consent agreements between television broadcast stations and cable operators do not obviate the need for cable operators to obtain a copyright license for the programming carried on each broadcaster's signal.

  Copyrighted music performed in programming supplied to cable television systems by pay cable networks (such as HBO) and basic cable networks (such as USA Network) has generally been licensed by the networks through private agreements with the American Society of Composers and Publishers ("ASCAP") and BMI, Inc. ("BMI"), the two major performing rights organizations in the United States. These two organizations have asserted that cable television systems must separately obtain licenses and pay fees to them for the performance of such music. Litigation was initiated in two federal courts which, among other things, raised the question of whether cable television systems can be required to obtain separate music performance licenses for cable network programming. Both federal district courts ruled against ASCAP and BMI and held that they are required to offer "through to the viewer" licenses to the cable networks which would cover the retransmission of the cable networks' programming by cable systems to their subscribers. Both decisions were appealed, although the BMI litigation was subsequently settled. The decision of the federal district court in the ASCAP case was recently upheld by an appellate court and the U.S. Supreme Court has declined to review this decision.

State and Local Regulation

  Because a cable television system uses local streets and rights-of-way, cable television systems are subject to state and local regulation, typically imposed through the franchising process. State and/or local officials are usually involved in franchise selection, system design and construction, safety, service rates, consumer relations, billing practices and community related programming and services.

  Cable television systems generally are operated pursuant to nonexclusive franchises, permits or licenses granted by a municipality or other state or local government entity. Franchises generally are granted for fixed terms and in many cases are terminable if the franchise operator fails to comply with material provisions. Although the 1984 Cable Act provides for certain procedural protections, there can be no assurance that renewals will be granted or that renewals will be made on similar terms and conditions. Franchises usually call for the payment of fees, often based on a percentage of the system's gross subscriber revenues, to the granting authority. Upon receipt of a franchise, the cable system owner usually is subject to a broad range of obligations to the issuing authority directly affecting the business of the system. The terms and conditions of franchises vary materially from jurisdiction to jurisdiction, and even from city to city within the same state, historically ranging from reasonable to highly restrictive or burdensome. The 1984 Cable Act places certain limitations on a franchising authority's ability to control the operation of a cable system operator and the courts have from time to time reviewed the constitutionality of several general franchise requirements, including franchise fees and access channel requirements, often with inconsistent results. On the other hand, the 1992 Cable Act prohibits exclusive franchises, and allows franchising authorities to exercise greater control over the operation of franchised cable systems, especially in the area of customer service and rate regulation. The 1992 Cable Act also allows franchising authorities to operate their own multichannel video distribution system without having to obtain a franchise and permits states or local franchising authorities to adopt certain restrictions on the ownership of cable systems. Moreover, franchising authorities are immunized from monetary damage awards arising from regulation of cable systems or decisions made on franchise grants, renewals, transfers and amendments.

  The specific terms and conditions of a franchise and the laws and regulations under which it was granted directly affect the profitability of the cable television system. Cable franchises generally contain provisions governing charges for basic cable television services, fees to be paid to the franchising authority, length of the franchise term, renewal, sale or transfer of the franchise, territory of the franchise, design and technical performance of the system, use and occupancy of public streets and number and types of cable services provided.

  Various proposals have been introduced at the state and local levels with regard to the regulation of cable television systems, and a number of states have adopted legislation subjecting cable television systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. Attempts in other states to regulate cable television systems are continuing and can be expected to increase. Such proposals and legislation may be preempted by federal statute and/or FCC regulation. To date, the states in which the Company operates that have enacted such state level regulation are New York, New Jersey, Massachusetts and Vermont. The Company cannot predict whether other states in which it currently operates, or in which it may acquire systems, will engage in such regulation in the future.

  The foregoing does not purport to describe all present and proposed federal, state and local regulations and legislation relating to the cable television industry. Other existing federal regulations, copyright licensing and, in many jurisdictions, state and local franchise requirements currently are the subject of a variety of judicial proceedings, legislative hearings and administrative and legislative proposals which could change, in varying degrees, the manner in which cable television systems operate. Neither the outcome of these proceedings nor their impact upon the cable television industry or the Systems can be predicted at this time.

ITEM 2    PROPERTIES

  The Company's principal physical assets consist of cable television operating plant and equipment, including signal receiving, encoding and decoding devices, headends and distribution systems and subscriber house drop equipment for each of its cable television systems. The signal receiving apparatus typically includes a tower, antenna, ancillary electronic equipment and earth stations for reception of satellite signals. Headends, consisting of associated electronic equipment necessary for the reception, amplification and modulation of signals, are located near the receiving devices. The Company's distribution system consists primarily of coaxial and fiber optic cables and related electronic equipment. Subscriber devices consist of decoding converters. The physical components of cable television systems require maintenance and periodic upgrading to keep pace with technological advances.

  The Company's cables and related equipment are generally attached to utility poles under pole rental agreements with local public utilities, although in some areas the distribution cable is buried in underground ducts or trenches. See "Legislation and Regulation--Federal Regulation."

  The Company owns or leases parcels of real property for signal reception sites (antenna towers and headends), microwave facilities and business offices in each of its market areas and owns most of its service vehicles. The Company also leases certain cable, operating and support equipment from a corporation owned by members of the Rigas Family. All leasing transactions between the Company and its officers, directors or principal stockholders, or any of their affiliates, are, in the opinion of management, on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

  Substantially all of the assets of Adelphia's subsidiaries are subject to encumbrances as collateral in connection with the Company's credit arrangements, either directly with a security interest or indirectly through a pledge of the stock in the respective subsidiaries. See Note 3 to the Adelphia Communications Corporation Consolidated Financial Statements. The Company believes that its properties, both owned and leased, are in good operating condition and are suitable and adequate for the Company's business operations.

ITEM 3.  LEGAL PROCEEDINGS

  There are no material pending legal proceedings, other than routine litigation incidental to the business, to which the Company or any of its subsidiaries is a part of or to which any of their property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year 1994.

Executive Officers of the Registrant

  The executive officers of the Company, first elected to hold their respective positions on July 1, 1986 following the reorganization of the Company as a holding company, serve at the discretion of the Board of Directors. The executive officers of the Company are:

      NAME                       AGE                       POSITION


      John J. Rigas               69      Chairman, Chief Executive Officer,
                                           President and Director
      Michael J. Rigas           40       Senior Vice President, Operations
and                                         Director
      Timothy J. Rigas            38      Senior Vice President, Chief
Financial                                 Officer, Chief Accounting
Officer,
                 Treasurer and Director
      James P. Rigas              36      Vice President, Strategic Planning
and                                             Director
      Daniel R. Milliard          46      Vice President, Secretary and
Director


  John J. Rigas is the founder, Chairman, President and Chief Executive
Officer of Adelphia and is President of its subsidiaries. Mr. Rigas has served as President or general partner of most of the constituent entities which became wholly-owned subsidiaries of Adelphia upon its formation in 1986, as well as the cable television operating companies acquired by the Company which were wholly or partially owned by members of the Rigas Family. Mr. Rigas has owned and operated cable television systems since 1952. Among his business and community service activities, Mr. Rigas is Chairman of the Board of Directors of Citizens Bancorp., Inc., Coudersport, Pennsylvania, and a member of the Board of Directors of Charles Cole Memorial Hospital. He is a director of the National Cable Television Association and a past President of the Pennsylvania Cable Television Association. He is also a member of the board of directors of C-SPAN and the Cable Advertising Bureau, and is a Trustee of St. Bonaventure University. He graduated from Rensselaer Polytechnic Institute with a B.S. in Management Engineering in 1950.


  John J. Rigas is the father of Michael J. Rigas, Timothy J. Rigas and James P. Rigas, each of whom currently serves as a director and executive officer of the Company.

  Michael J. Rigas is Senior Vice President, Operations of Adelphia and is a Vice President of its subsidiaries. Since 1981, Mr. Rigas has served as a Vice President, general partner or other officer of the constituent entities which became wholly-owned subsidiaries of Adelphia upon its formation in 1986, as well as the cable television operating companies acquired by the Company which were wholly or partially owned by members of the Rigas Family. From 1979 to 1981, he worked for Webster, Chamberlain & Bean, a Washington, D.C. law firm. Mr. Rigas graduated from Harvard University (magna cum laude) in 1976 and received his Juris Doctor degree from Harvard Law School in 1979.

  Timothy J. Rigas is Senior Vice President, Chief Financial Officer, Chief Accounting Officer and Treasurer of Adelphia and its subsidiaries. Since 1979, Mr. Rigas has served as Vice President, general partner or other officer of the constituent entities which became wholly-owned subsidiaries of Adelphia upon its formation in 1986, as well as the cable television operating companies acquired by the Company which were wholly or partially owned by members of the Rigas Family. Mr. Rigas graduated from the University of Pennsylvania, Wharton School, with a B.S. degree in Economics (cum laude) in 1978.

  James P. Rigas is Vice President, Strategic Planning of Adelphia and is a Vice President of its subsidiaries. Since February 1986, Mr. Rigas has served as a Vice President or other officer of the constituent entities which became wholly-owned subsidiaries of Adelphia upon its formation in 1986, as well as the cable television operating companies acquired by the Company which were wholly or partially owned by members of the Rigas Family. Mr. Rigas graduated from Harvard University (magna cum laude) in 1980 and received a Juris Doctor degree and an M.A. degree in Economics from Stanford University in 1984. From June 1984 to February 1986, he was a consultant with Bain & Co., a management consulting firm.

  Daniel R. Milliard is Vice President and Secretary of Adelphia and its subsidiaries, and also serves as President of a subsidiary, Hyperion Telecommunications, Inc. From 1986 to 1992, Mr. Milliard served as Vice President, Secretary and/or General Counsel of Adelphia and the constituent entities which became wholly-owned subsidiaries of Adelphia as well as the cable television operating companies acquired by the Company which were wholly or partially owned by members of the Rigas Family. He served as outside general counsel to the Company's predecessors from 1979 to 1982. Mr. Milliard graduated from American University in 1970 with a Bachelor of Science degree in Business Administration. He received an M.A. degree in Business from Central Missouri State University in 1971, where he was an Instructor in the Department of Finance, School of Business and Economics, from 1971-1973, and received a Juris Doctor degree from the
University of Tulsa School of Law in 1976. He is a director of Citizens Bancorp., Inc. in Coudersport, Pennsylvania and President of the Board of Directors of Charles Cole Memorial Hospital.

Other Principal Employees

  Orby G. Kelley, 62, joined the Company in 1986 as Vice President of Human Resources. Since 1981, Mr. Kelley served as Vice President Human Resources-- Columbus Operations for Warner Amex Cable Communications, Inc. Prior to that time he served in a similar capacity for Colony Communications, Inc. and Landmark Communications, Inc. Mr. Kelley received his B.A. degree from Old Dominion University in 1958 and his M.B.A. from California Western University in 1980.

  Daniel Liberatore, 43, has been Vice President of Engineering since 1986.
He is responsible for technical operations, engineering and related supervisory and management functions for the Company Systems. Mr. Liberatore received a B.S. degree in Electrical Engineering from West Virginia University and served as director of engineering for Warner Amex Cable Communications, Inc. from June 1982 until joining the Company. From December 1980 to June 1982, Mr. Liberatore served as a Project Administrator for Warner Amex Cable Communications, Inc.

  James R. Brown, 31, joined the Company in 1984 and currently holds the position of Vice President of Finance. Mr. Brown graduated with a B.S. degree in Industrial and Management Engineering from Rensselaer Polytechnic Institute in 1984.

  Randall D. Fisher, 42, joined the Company in 1991 and is Vice President, General Counsel and Assistant Corporate Secretary. Previously Mr. Fisher was in private practice with the Washington, D.C. law firm of Baraff, Koerner, Olender & Hochberg, P.C. Mr. Fisher earned his J.D. from Texas Tech University. He received a Masters Degree in Public Administration from Midwestern University in Wichita Falls, Texas, and a B.A. degree in Journalism from the University of Texas at Austin.

  Colin H. Higgin, 33, joined the Company in November 1992 as Deputy
General Counsel and Assistant Secretary. Mr. Higgin was an associate at Proskauer Rose Goetz & Mendelsohn from 1991 to 1992 and Latham & Watkins from 1987 to 1991. Mr. Higgin graduated from the University of Pennsylvania, Wharton School, with a B.S. degree in Economics (cum laude) in 1983 and received his J.D. from Indiana University in 1987.

  Kathleen S. Mitchell, 46, joined the Company in 1989 and has held senior accounting and financial management positions. From 1979 to 1988, Ms. Mitchell was employed by American Television and Communications, Inc. Ms. Mitchell received her B.A. degree from Mount Holyoke College in 1969 and her M.B.A. degree from the University of Colorado in 1976.

  Michael C. Mulcahey, CPA, 36, has been the Director of Investor Relations since joining the Company in 1991. From 1987 to 1991, Mr. Mulcahey held accounting and tax positions with the Syracuse office of Coopers & Lybrand. Mr. Mulcahey received his B.A. in Political Science from State University of New York at Buffalo in 1980 and his M.B.A. from Eastern Washington University in 1985.

  James M. Kane, CPA, 31, joined the Company in April 1992 and currently holds the position of Director of Finance. From 1989 to 1992, Mr. Kane served in accounting and consulting positions with Price Waterhouse in Pittsburgh. From 1984 to 1987, Mr. Kane served in accounting positions with Coopers & Lybrand in Pittsburgh. Mr. Kane received his B.S. degree in Accounting from Pennsylvania State University in 1984 and his M.B.A. from Carnegie Mellon's Graduate School of Industrial Administration in 1989.

  LeMoyne T. Zacherl, 41, joined the Company in November 1993 as Vice President Financial Operations and Administration. Since 1987 Mr. Zacherl was a Corporate Controller and member of senior management for Irvin Feld and Kenneth Feld Productions, Inc., a worldwide entertainment conglomerate. From 1975 to 1987, Mr. Zacherl was with Coopers & Lybrand and served in both the Pittsburgh, PA and Washington, D.C. offices.

  James H. Boso, 46, joined the Company in February 1993 as Vice President of Operations. Formerly, Mr. Boso was Chief Executive Officer and President of Spectradyne, Inc., a provider of entertainment services to the lodging industry. From 1981 to 1989, Mr. Boso was Senior Vice President of Storer Communications in South Florida.







                                    PART II

Item 5  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's Class A Common Stock is listed for trading on the National Association of Securities Dealers Automated Quotations System National Market System (NASDAQ-NMS). Adelphia's NASDAQ-NMS symbol is "ADLAC."

  The following table sets forth the range of high and low closing bid prices of the Class A Common Stock from April 1, 1992 to October 1, 1992, as regularly quoted in the NASDAQ Small Cap Market, and the range of high and low closing sale prices of the Class A Common Stock from October 2, 1992 to March 31, 1994, on NASDAQ/NMS, as applicable. Such bid prices represent inter-dealer quotations, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                              CLASS A COMMON STOCK
                                                            HIGH      LOW
QUARTER ENDED:

        June 30, 1992..................................  $ 19      $ 14 3/4
        September 30, 1992.............................  $ 20      $ 15 3/4
        December 31, 1992..............................  $ 17      $ 13 1/2
        March 31, 1993.................................  $ 20      $ 17
        June 30, 1993..................................  $ 18      $ 11 1/2
        September 30, 1993.............................  $ 20 5/8  $ 14
        December 31, 1993..............................  $ 26 1/2  $ 16 3/4
        March 31, 1994.................................  $ 23 1/2  $ 12 3/4

  As of June 22, 1994, there were approximately 125 holders of record of Adelphia's Class A Common Stock. As of June 22, 1994, three record holders were registered clearing agencies holding Class A Common Stock on behalf of participants in such clearing agencies.

  No established public trading market exists for Adelphia's Class B
Common Stock. As of the date hereof, the Class B Common Stock was held of record by seven persons, principally members of the Rigas Family, including a Pennsylvania general partnership all of whose partners are members of the Rigas Family. The Class B Common Stock is convertible into shares of Class A Common Stock on a one-to-one basis. As of June 23, 1994 the Rigas Family owned 99.1% of the outstanding Class B Common Stock.

  Adelphia has never paid a cash dividend on its common stock and anticipates that for the foreseeable future any earnings will be retained for use in its business. The ability of Adelphia to pay cash dividends on its common stock is limited by the provisions of its indentures. See "Management's Discussion and Analysis--Liquidity and Capital Resources".














ITEM 6  SELECTED CONSOLIDATED FINANCIAL DATA

  The selected consolidated financial data as of and for each of the five years in the period ended March 31, 1994 have been derived from the audited consolidated financial statements of the Company. Results of operations for the South Dade System are reflected on a consolidated basis up to the date of transfer (December 19, 1989) of such systems to Olympus.

                          (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                          YEAR ENDED MARCH 31,
                             1990        1991        1992        1993      1994

STATEMENT OF OPERATIONS DATA:

Revenues................ $ 228,643    $ 248,586  $  273,630  $ 305,222 $ 319,045
Direct Operating and
 Programming............    63,381       66,007      74,787     82,377    90,547
Selling, General and
 Administrative.........    35,326       41,421      44,427     49,468    52,801

Operating Income before
 Depreciation
 and Amortization.......   129,936      141,158     154,416    173,377   175,697
Depreciation and
 Amortization (a).......   122,107       79,427      84,817     90,406    89,402

 Operating Income.......     7,829       61,731      69,599     82,971    86,295
Interest Income from
 Affiliates.............       933        1,596       3,085      5,216     9,188
Other Income (Expense)..       122        1,750         968      1,447      (299)
Priority Investment In-
 come (b)...............     9,797       19,175      22,300    22,300     22,300
Interest Expense........  (150,263)    (163,637)   (164,839)  (164,859) (182,136)
Equity in Net Loss of
 joint ventures.........   (25,357)     (61,975)    (52,718)   (46,841)  (30,054)

Loss before Income
 Taxes, Extraordinary
 Loss and Cumulative
 Effect of Change in
 Accounting Principle(c)  (156,939)    (141,360)   (121,605)   (99,766)  (94,706)
Income Tax Expense......        --           --          --     (3,143)   (2,742)
Extraordinary Loss (c)..        --           --          --    (14,386)     (752)
Cumulative Effect of
 Change in
 Accounting Principle(c)        --           --          --    (59,500)   (89,660)

Net Loss..............  $(156,939)   $(141,360)  $(121,605) $(176,795) $(187,860)

Loss per Share of Common
 Stock before Income
 Taxes, Extraordinary
 Loss and Cumulative
 Effect of Change in
 Accounting Principle... $  (11.36)   $  (10.03)  $   (8.80) $   (6.80) $  (5.66)
Net Loss per Share of
 Common Stock........... $  (11.36)   $  (10.23)  $   (8.80) $  (11.68)    (10.91)
Cash Dividends Declared
 per Common Share.......        --            --         --         --         --
EBITDA (d).............. $ 140,788    $  163,679   $180,769  $ 202,340  $ 207,936

                                         YEAR ENDED MARCH 31,
                           1990        1991       1992        1993      1994

BALANCE SHEET DATA:

Cash and Cash
 Equivalents........   $   15,287   $   18,592 $    11,173 $   38,671 $   74,075
Investment in and
 Amounts Due from
 Olympus (e)........        87,337       79,030      64,972      7,692      9,977
Total Assets........      971,792       981,960    925,791    949,593  1,073,846
Total Debt..........    1,355,330     1,495,025  1,554,270  1,731,099  1,793,711
Debt Net of Cash (f)    1,340,043     1,476,433  1,543,097  1,692,428  1,719,636
Stockholders' Equity
 (Deficiency).......     (450,579)     (591,939)  (713,544)  (868,614)(1,918,064)


(a) Reflects an increase in the estimated useful lives of certain intangible assets effective January 1990. See Note 1 to the Adelphia Communications
  Corporation Consolidated Financial Statements.

(b) The Company's return on its priority investment in Olympus is based on a 16.5% return on its nonvoting PLP Interests, although the Company recognizes priority investment income only to the extent received. At March 31, 1994 $105,212,000 accumulated priority return remained unpaid.

(c) "Extraordinary loss" relates to loss on the early retirement of debt. "Cumulative Effect of Change in Accounting Principle" refers to a change in accounting principle for Olympus and the Company. Effective January 1, 1993 and April 1, 1993, respectively, Olympus and the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109), which requires an asset and liability approach for financial accounting and reporting for income taxes. SFAS 109 resulted in the cumulative recognition of an additional liability by Olympus and the Company of $59,500,000 and $89,660,000, respectively.

(d) Earnings before interest, income taxes, depreciation and amortization, equity in net loss of Olympus, other noncash charges, extraordinary loss and cumulative effect of change in accounting principle. The use of the term "EBITDA" is consistent with the use of the same term in the indentures for the Company's parent company public debt. EBITDA and similar measurements of cash flow are commonly used in the cable television industry to analyze and compare cable television companies on the basis of operating performance, leverage and liquidity.

(e) Investment in and amounts due from Olympus at March 31, 1994 is comprised of the following:

       Gross Investment in PLP Interests and General Partner's
       Equity................................................. $298,402,000
       Excess of Ascribed Value of Contributed Property over
        Historical Cost.......................................  (98,303,000)
       Cumulative Equity in Net Loss of Olympus............... (276,060,000)

       Investments in Olympus.................................  (75,961,000)
       Amounts due from Olympus................................   85,938,000

         Total................................................    9,977,000



 (f) Total debt less cash and cash equivalents.




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Regulatory and Competitive Matters

  The cable television operations of the Company may be adversely affected by changes and developments in governmental regulation, competitive forces and technology. The cable television industry and the Company are subject to extensive regulation at the federal, state and local levels. Many aspects of such regulation are currently the subject of judicial proceedings and administrative or legislative proceedings or proposals. On October 5, 1992, Congress passed the 1992 Cable Act, which significantly expands the scope of regulation of certain subscriber rates and a number of other matters in the cable industry, such as mandatory carriage of local broadcast stations and retransmission consent, and which will increase the administrative costs of complying with such regulations. The FCC has adopted rate regulations that establish, on a system-by-system basis, maximum allowable rates for (i) basic and cable programming services (other than programming offered on a per-channel or per-program basis), based upon a benchmark methodology, and (ii) associated equipment and installation services based upon cost plus a reasonable profit. Under the FCC rules, franchising authorities are authorized to regulate rates for basic services and associated equipment and installation services, and the FCC will regulate rates for regulated cable programming services in response to complaints filed with the agency. The original rate regulations became effective on September 1, 1993. Amendments to the rate regulations became effective May 15, 1994. The FCC ordered an interim rate freeze effective April 5, 1993 which was extended through May 15, 1994.

  The original rate regulations required a reduction of existing rates charged for basic services and regulated cable programming services to the greater of (i) the applicable benchmark level or (ii) the rates in force as of September 30, 1992, reduced by 10%, adjusted forward for inflation. The amended regulations will generally require a reduction of up to 17 percent from the rates for regulated services in force as of September 30, 1992, adjusted forward for inflation and certain other factors. Rate reductions are not required to the extent that a cable operator at its option elects to use an alternative cost-of-service methodology and shows that rates for basic and cable programming services are reasonable. The FCC has adopted interim rules to govern cost-of-service showings by cable operators. Refunds with interest will be required to be paid by cable operators who are required to reduce regulated rates after September 1, 1993, calculated retroactively from the date of a local franchising authority's decision with regard to basic rates, and from the date a complaint is filed with the FCC with regard to the rates charged for regulated programming services. The FCC has reserved the right to reduce or increase the benchmarks it has established. The rate regulations will also limit future increases in regulated rates to an inflation indexed amount plus increases above the inflation index in certain costs such as taxes, franchise fees, costs associated with specific franchise requirements and increased programming costs. Cost-based adjustments to these capped rates can also be made in the event a cable operator adds or deletes channels. Because of the limitation on rate increases for regulated services, future revenue growth from cable services will rely to a much greater extent than has been true in the past on increased revenues from unregulated services and new subscribers than from increases in previously unregulated rates.

  The FCC has adopted regulations implementing most of the requirements of the 1992 Cable Act and is in the process of completing certain additional rulemaking proceedings before the 1992 Cable Act can be fully implemented. As noted above, amendments to the rate regulations were recently announced and the FCC is also likely to continue to modify, clarify or refine the rate regulations and benchmark methodology. In addition, litigation has been instituted challenging various portions of the 1992 Cable Act and the rulemaking proceedings including the rate regulations. The Company cannot predict the effect or outcome of the future rulemaking proceedings, changes to the rate regulations, or litigation. Further, because the FCC has only recently issued its interim rules and has not adopted final cost-of-service rules, the Company has not determined to what extent it will be able to utilize cost-of-service showings to justify rates.

  Effective as of September 1, 1993, in accordance with the 1992 Cable Act, the Company repackaged certain existing cable services by adjusting rates for basic service and introduced a new method of offering certain cable services. The Company adjusted the basic service rates and related equipment and installation rates in all of its systems in order for such rates to be in compliance with the applicable benchmark or equipment and installation cost levels. The amended rules may require further adjustments to the Company's rates. The Company also implemented a program in all of its systems called "CableSelect" under which most of the Company's satellite-delivered programming services are now offered individually on a per channel basis, or as a group at a price of approximately 15% to 20% below the sum of the per channel prices of all such services. For subscribers who elect to customize their channel lineup, the Company will provide, for a monthly rental fee, an electronic device located on the cable line outside the home, enabling a subscriber's television to receive only those channels selected by the subscriber. These basic service rate adjustments and the CableSelect program have also been implemented in all systems managed by the Company. The Company believes CableSelect provides increased programming choices to the Company's subscribers while providing flexibility to the Company to respond to future changes in areas such as customer demand and programming. Certain programmers have taken the position that the Company's new method of offering services is inconsistent with their programming agreements. The Company disagrees and is in discussions with these programmers. Revenues from regulated programming services and equipment, and revenues from CableSelect services per subscriber for the quarter ended December 31, 1993 (the first full quarter reflecting the impact of the implementation of rate regulations on September 1, 1993) declined 3.0% compared to the quarter ended June 30, 1993 (the last quarter not impacted by the implementation of rate regulations on September 1, 1993). The decline in revenue was partially offset by increases in prices for HBO, Cinemax, TMC, Disney, Showtime, and Prism; and by increases in the average number of basic subscribers. A letter of inquiry, one of at least 63 sent by the FCC to numerous cable operators, was received by an Olympus System regarding the implementation of this new method of offering services. The Company has responded in writing to the FCC's inquiry.

  As part of its reconsideration of the original rate regulations, the FCC has established guidelines for evaluating such "a la carte" packages on a case-by-case basis based on a number of factors. The FCC has indicated that "a la carte" packages which are determined to be evasions of rate regulations rather than true enhancements of subscriber choice will be treated as regulated tiers, and cable operators engaging in such practices may be subject to fines and/or further rate adjustments. The Company is examining its a la carte packages and may modify certain packages in light of these guidelines.

  The Company is currently unable to predict the effect that the amended regulations, future FCC treatment of "a la carte" packages or other future FCC rulemaking proceedings will have on its business and results of operations in future periods. No assurance can be given at this time that such matters will not have a material negative financial impact on the Company's business and results of operations in the future. Also, no assurance can be given as to what other future actions Congress, the FCC or other regulatory authorities may take or the effects thereof on the Company.

  Cable television companies operate under franchises granted by local authorities which are subject to renewal and renegotiation from time to time. Because such franchises are generally non-exclusive, there is a potential for competition with the Systems from other operators of cable television systems, including public systems operated by municipal franchising authorities themselves, and from other distribution systems capable of delivering television programming to homes. The 1992 Cable Act contains provisions which encourage competition from such other sources. Additionally, recent court and administrative decisions have removed certain of the restrictions that have limited entry into the cable television business by potential competitors such as telephone companies, and proposals now under consideration by the FCC, and which are being and from time to time have been considered by Congress, could result in the elimination of other such restrictions. The Company cannot predict the extent to which competition will materialize from other cable television operators, other distribution systems for delivering television programming to the home, or other potential competitors, or, if such competition materializes, the extent of its effect on the Company.

  FCC rules permit local telephone companies to offer "video dialtone" service for video programmers, including channel capacity for the carriage of video programming and certain non-common carrier activities such as video processing, billing and collection and joint marketing agreements. On December 15, 1992, New Jersey Bell Telephone Company filed an application with the FCC to operate a "video dialtone" service in portions of Dover County, New Jersey, in which the Company serves approximately 20,000 subscribers. The Company opposed the application. On July 28, 1993, the FCC sent a letter to New Jersey Bell stating that the application appeared to be inconsistent with the FCC's video dialtone requirements in that insufficient capacity to serve multiple programmers was to be made available. New Jersey Bell was given the opportunity to amend its application, which it subsequently did. The Company then filed a further opposition to the application. The matter has not yet been decided by the FCC.

  On December 17, 1992, the Chesapeake and Potomac Telephone Company of Virginia and Bell Atlantic Video Service Company ("Bell Atlantic Video") filed suit in U.S. District Court in Alexandria, Virginia seeking to declare unconstitutional the provisions in the 1984 Cable Act that prohibit telephone companies from owning cable television systems in their telephone service areas. On August 24, 1993, the court held that the 1984 Cable Act cross-ownership provision is unconstitutional, and it issued an order enjoining the FCC from enforcing the cross-ownership ban. The U.S. Justice Department has appealed this decision to the U.S. Court of Appeals for the Fourth Circuit. Similar suits have been filed in other federal district courts. On June 15, 1994, the United States District Court for the Western District Court of Washington also struck down the cross-ownership ban on first amendment grounds. In addition, legislation which would alter or eliminate the cross-ownership ban is under active consideration in Congress.

  The Company cannot predict the outcome of the New Jersey Bell video dialtone proceeding or the cross-ownership ban litigation. However, the Company believes that the provision of video programming by telephone companies with considerable financial resources in competition with the Company's existing operations could have an adverse effect on the Company's financial condition and results of operations. At this time, the magnitude of any such effect is not known or estimable. For further discussion of regulatory and competitive matters see "Business - Competition" and "Legislation and Regulation".

Results of Operations

General

  The Company earned substantially all of its revenues in each of the past three fiscal years from monthly subscriber fees for basic, satellite, premium and ancillary services (such as installations and equipment rentals), local and national advertising sales, pay-per-view programming and home shopping networks.

  The Company has achieved average annual growth in revenues of 8.3% during the past two fiscal years and average annual growth in operating income before depreciation and amortization of 6.9% during the same period. Revenues increased 4.5% in fiscal 1994 and 11.5% in fiscal 1993. These increases resulted primarily from internal subscriber growth and rate increases. The Company has not completed any material acquisitions since August 1989. Operating expenses increased significantly during the past two years; however, operating margins (the percentage representing operating income before depreciation and amortization divided by revenues) remained relatively unchanged at 55.1% for the year ended March 31, 1994, 56.8% for the year ended March 31, 1993 and 56.4% for the year ended March 31, 1992.

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

  The Company currently offers competitive access telecommunications services through a subsidiary, Hyperion Telecommunications, Inc. ("Hyperion"). Since Hyperion's formation in October 1992, it has formed operating companies or entered into joint venture partnerships to develop and operate competitive access networks in eight metropolitan areas. Hyperion's revenues since inception are insignificant and correspondingly the investment in Hyperion resulted in a reduction in the Company's operating income before depreciation and amortization for fiscal year 1994 and 1993 of approximately $1,459,000 and $900,000, respectively. The equity in net loss of Hyperion's joint venture partnerships amounted to $386,870 for the period from inception through March 31, 1994.

  The following table is derived from the Adelphia Communications
Corporation Consolidated Financial Statements for the periods presented that are included in this Form 10-K and sets forth the historical percentage relationship of the components of operating income contained in such financial statements for the periods indicated.

                                          PERCENTAGE OF REVENUES
                                         FOR YEAR ENDED MARCH 31,

                                        1994        1993       1992

Revenues.......................         100.0%     100.0%     100.0%
Operating expenses:
 Direct operating and pro-
 gramming......................          28.4       27.0       27.3
Selling, general and ad-
 ministrative..................          16.5       16.2       16.2

Operating income before
 depreciation and amortization.          55.1       56.8       56.4
Depreciation and amortization..          28.0       29.6       31.0

Operating income...............          27.1%      27.2%      25.4%



 Comparison of Years Ended March 31, 1994, 1993, and 1992

  Revenues. Revenues increased 4.5%, and 11.5% for the years ended March
31, 1994 and 1993, respectively. Approximately 93% of such increase for fiscal 1994 and 90% of such increase for fiscal 1993 were attributable to basic subscriber growth and rate increases, with the remainder primarily attributable to the expansion of advertising sales and other services. Revenues for fiscal 1994 reflect the repackaging and adjustment of equipment and installation charges in July 1993 and rates for basic services and certain other satellite programming services under CableSelect effective September 1, 1993. In addition fiscal 1994 revenues were subject to the FCC rate freeze. Increases in total revenues were partially offset by a lower premium penetration rate, which caused premium service revenues to remain relatively constant compared to the respective prior year.

  Direct Operating and Programming Expenses. Direct operating and programming expenses, which are mainly basic and premium programming costs and technical expenses, increased in each of the years ended March 31, 1994 and 1993, primarily due to increased costs of providing programming to subscribers and incremental costs associated with increased subscribers and revenues.

  Selling, General and Administrative Expenses. These expenses, which are mainly comprised of costs related to system offices, customer service representatives and sales and administrative employees, increased in each of the years ended March 31, 1994 and 1993. The increases were primarily due to incremental costs associated with increased subscribers and revenues and, for fiscal 1994, increased costs related to the implementation of the 1992 Cable Act and regulations thereunder. As a percentage of revenues, such expenses remained relatively constant for the years ended March 31, 1994 and 1993, compared to the prior years.

  Operating Income Before Depreciation and Amortization. Operating income before depreciation and amortization was $175,697,000, $173,377,000 and $154,416,000 for the years ended March 31, 1994, 1993 and 1992, respectively, representing operating margins of 55.1%, 56.8% and 56.4%, respectively. The increases in operating income before depreciation and amortization for the years ended March 31, 1994 and 1993 were primarily attributable to increased revenues partially offset by increased operating expenses. This increase was also offset by the Company's investment, through Hyperion, in the competitive access business, which resulted in an approximately $1,459,000 and $900,000 reduction in operating income before depreciation and amortization for fiscal 1994 and 1993, respectively.

  Depreciation and Amortization. Depreciation and amortization expense was higher for the years ended March 31, 1994 and 1993, compared to fiscal 1992, primarily due to capital expenditures made during fiscal 1994 and 1993. As a percentage of revenues, such expenses decreased for the years ended March 31, 1994 and 1993, compared to each respective prior year, primarily due to increased revenues.

  Priority Investment Income. Priority investment income is comprised of payments received from Olympus of accrued priority return on the Company's investment in PLP Interests in Olympus. The Company recognizes priority investment income only to the extent received. Priority investment income remained constant for the years ended March 31, 1994 and 1993 compared to the prior years.

  EBITDA. EBITDA amounted to $207,936,000, $202,340,000 and $180,769,000 for the years ended March 31, 1994, 1993 and 1992, respectively. The increases in EBITDA for the years ended March 31, 1994 and 1993 were primarily attributable to increased revenues, partially offset by increased operating expenses. EBITDA and similar measures of cash flow are commonly used in the cable television industry to analyze and compare cable television companies on the basis of operating performance, leverage and liquidity.

  Interest Expense. Interest expense increased during fiscal 1994 compared to the prior year due primarily to higher levels of debt outstanding and the refinancing of short-term floating rate debt with long-term fixed rate debt during fiscal 1993 and 1994. Interest expense remained relatively constant for the year ended March 31, 1993 primarily as a result of a reduction in the weighted average interest rate paid to banks since March 31, 1992, offset by increased interest expense on incremental borrowings. Interest expense includes $1,680,000, $164,000 and $35,602,000 for the years ended March 31, 1994, 1993 and 1992, respectively, of non-cash accretion of original issue discount and noncash interest expense.


  Equity in Net Loss of Olympus. The equity in net loss of Olympus represents the Company's pro rata share of Olympus' net losses and the accretion requirements of Olympus' redeemable limited partner interests. The decrease in equity in net loss of Olympus prior to the cumulative effect of its change in accounting principle for the years ended March 31, 1994 and 1993, compared to the prior years, is primarily attributable to a decrease in the net loss of Olympus during such period.

  Net Loss. The Company reported net losses of $187,860,000, $176,795,000 and $121,605,000 for the years ended March 31, 1994, 1993 and 1992, respectively. The Company reported loss before income tax, extraordinary loss and cumulative effect of change in accounting principle of $94,706,000, $99,766,000 and $121,605,000 for the years ended March 31, 1994, 1993 and 1992, respectively. This reduction for the years ended March 31, 1994 and 1993 was primarily due to an increase in revenues. In 1993 the increase in net loss was primarily due to the cumulative effect of change in accounting principle by Olympus and to the extraordinary loss recorded in 1993 for the early extinguishment of debt. The increase in net loss for fiscal 1994 was primarily due to the cumulative effect of the change in accounting principle for the Company. (See "Recent Accounting Pronouncements" below.) Effective January 1, 1993 and April 1, 1993, Olympus and the Company, respectively, adopted the provisions of SFAS 109 which requires an asset and liability approach for financial accounting and reporting for income taxes. SFAS 109 resulted in the cumulative recognition of an additional liability of $59,500,000 and $89,660,000 by Olympus and the Company, respectively.

Liquidity and Capital Resources

  The cable television business is capital intensive and typically requires continual financing for the construction, modernization, maintenance, expansion and acquisition of cable systems. During the three fiscal years in the period ended March 31, 1994, the Company committed substantial capital resources for these purposes and for investments in Olympus and other affiliates and entities. These expenditures were funded through long-term borrowings and, to a lesser extent, internally generated funds. The Company's ability to generate cash to meet its future needs will depend generally on its results of operations and the continued availability of external financing.

  Capital Expenditures. The Company has developed an innovative fiber-to-feeder network architecture which is designed to increase channel capacity and minimize future capital expenditures, while positioning the Company to take advantage of future opportunities. Management believes its capital expenditures program has resulted in higher levels of channel capacity and addressability in comparison to other cable television operators.

  Capital expenditures for the years ended March 31, 1994, 1993 and 1992, were $75,894,000, $70,975,000 and $52,808,000, respectively. An additional
$7,186,000 and $8,742,000 in support equipment was acquired and financed through capitalized lease obligations during the years ended March 31, 1994 and 1993, respectively. The increase in capital expenditures for fiscal 1994 and 1993, compared to each prior year, was primarily due to the acceleration of the rebuilding of plant using fiber-to-feeder technology, the upgrading of the corporate computer system for better management information services, the purchase of support equipment, renovation costs related to the corporate office building, and expenditures related to faster than expected growth of the Company's competitive access tele- communications subsidiary, Hyperion Telecommunications, Inc. Management expects capital expenditures for fiscal 1995 to approximate those in fiscal 1994.

  Olympus. During the fiscal year ended March 31, 1992, the Company made an equity investment of $32,100,000 in Olympus, and during the fiscal years ended March 31, 1994 and 1993, the Company made advances of $16,554,000 and $49,061,000, respectively, to Olympus. Such investments provided funds for capital expenditures, the repayment of debt and working capital. In addition, the Company's investment in Olympus increased by $15,400,000 in connection with the purchase by the Company from Olympus of rights to provide alternate access services in Olympus' franchise areas and an investment in an unaffiliated partnership. During the fiscal years ended March 31, 1994, 1993 and 1992, the Company received priority investment income from Olympus of $22,300,000, $22,300,000 and $22,300,000, respectively. Future investments by the Company in Olympus are subject to certain limitations under the indentures for the Company's parent company public debt.

       Financing Activities. The Company's financing strategy has been to maintain its public long-term debt at the parent holding company level while the Company's consolidated subsidiaries have their own senior and subordinated credit arrangements with banks and insurance companies. The Company's ability to generate cash adequate to meet its future needs will depend generally on its results of operations and the continued availability of external financing. During the three-year period ended March 31, 1994, the Company funded its working capital requirements, capital expenditures, investments in Olympus and other affiliates and entities and the redemption of the 16.5% Senior Discount Notes and 13% Senior Subordinated Notes through long-term borrowings primarily from banks and insurance companies, short-term borrowings, internally generated funds and the issuance of parent company public debt and equity. The Company generally has funded the principal and interest obligations on its long-term borrowings from banks and insurance companies by refinancing the principal with new loans or through the issuance of parent company debt securities, and by paying the interest out of internally generated funds. Adelphia has funded the interest obligations on its public borrowings from internally generated funds.


  Most of Adelphia's directly-owned subsidiaries have their own senior credit agreements with banks and/or insurance companies. Typically, borrowings under these agreements are collateralized by the stock in and, in some cases, by the assets of the borrowing subsidiary and its subsidiaries and, in some cases, are guaranteed by such subsidiary's subsidiaries. At March 31, 1994, an aggregate of $718,875,000 in borrowings was outstanding under these agreements. These agreements contain certain provisions which, among other things, provide for limitations on borrowings of and investments by the borrowing subsidiaries, transactions between the borrowing subsidiaries and Adelphia and its other subsidiaries and affiliates, and the payment of dividends and fees by the borrowing subsidiaries. Several of these agreements also contain certain cross-default provisions relating to Adelphia or other subsidiaries. These agreements also require the maintenance of certain financial ratios by the borrowing subsidiaries. In addition, at March 31, 1994, an aggregate of $152,000,000 in subordinated and unsecured borrowings by Adelphia's subsidiaries was outstanding under credit agreements containing limitations and restrictions similar to those mentioned above. See Note 3 to the Adelphia Communications Corporation Consolidated Financial Statements. The Company is in compliance with the financial covenants and related financial ratio requirements contained in its various credit agreements, based on operating results for the period ended March 31, 1994.

  At March 31, 1994, Adelphia's subsidiaries had an aggregate of $143,000,000 in unused credit lines with banks, part of which is subject to achieving certain levels of operating performance. In addition, the Company had an aggregate $74,075,000 in cash and cash equivalents at March 31, 1994 which combined with the Company's unused credit lines with banks aggregated to $217,075,000. Based upon the results of operations of subsidiaries for the quarter ended March 31, 1994, approximately $239,000,000 of available assets could have been transferred to Adelphia at March 31, 1994, under the most restrictive covenants of the subsidiaries' credit agreements. The subsidiaries also have the ability to sell, dividend or distribute certain assets to other subsidiaries or Adelphia, which would have the net effect of increasing availability. At March 31, 1994, the Company's unused credit lines were provided by reducing revolving credit facilities whose revolver periods expire on April 1, 1994 through March 31, 1999. The Company's scheduled maturities of debt are currently expected to total $17,790,000 for the fiscal year 1995.

  At March 31, 1994, the interest rates on floating rate notes issued by the Company's subsidiaries to banks ranged from LIBOR plus 1.0% to LIBOR plus 1.5%. The Company's subsidiaries' weighted average interest rate on notes to banks and institutions was 8.91% at March 31, 1994, with approximately 70.8% of such debt subject to fixed rates for over one year under the terms of such notes or interest swap agreements at March 31, 1994.

  On May 14, 1992, Adelphia completed offerings of $400,000,000 aggregate principal amount of unsecured 12 1/2% Senior Notes Due 2002 and of 1,500,000 shares of its Class A Common Stock. The 12 1/2% Notes, which are effectively subordinated to all liabilities of Adelphia's subsidiaries, were issued pursuant to an indenture containing certain restrictions on, among other things, the incurrence of indebtedness, mergers and sales of assets, the payment of dividends on or the repurchase of capital stock and subordinated debt of Adelphia, certain other restricted payments by Adelphia and certain transactions with and investments in affiliates and unrestricted subsidiaries. The shares of Class A Common Stock were sold at a public offering price of $15.00 per share, including 750,000 of such shares which were purchased at the public offering price by certain members of the Rigas Family. The net proceeds from these offerings were approximately $389,000,000 for the offering of the 12 1/2% Notes and $21,700,000 for the offering of the Class A Common Stock. On July 1, 1992, $260,000,000 of such net proceeds was used for the redemption of all outstanding 16 1/2% Senior Discount Notes, at 104% of par.

  On September 10, 1992, Adelphia completed an offering of $125,000,000 aggregate principal amount of 11 7/8% Senior Debentures Due 2004. The 11 7/8% Debentures, which are effectively subordinated to all liabilities of Adelphia's subsidiaries, were issued pursuant to an indenture containing certain restrictions substantially the same as the Indenture for 12 1/2% Notes. The net proceeds from this offering were approximately $120,600,000.

  On March 11, 1993, Adelphia completed the placement of $130,000,000 aggregate principal amount of 9 7/8% Senior Debentures Due 2005. The 9 7/8% Debentures, which are effectively subordinated to all liabilities of Adelphia's subsidiaries, were issued pursuant to an indenture containing certain restrictions substantially the same as the indenture for the 11 7/8% Debentures. The net proceeds from this placement were approximately $125,307,000. The 9 7/8% Debentures were the subject of an exchange offer, completed in July 1993, of substantially identical 9 7/8% Senior Debentures, Series B that were registered under the Securities Act of 1933.

  On July 28, 1993, Adelphia completed the placement of $110,000,000 aggregate principal amount of 10 1/4% Senior Notes Due 2000, Series A. The 10 1/4% Notes, which are effectively subordinated to all liabilities of Adelphia's subsidiaries, were issued pursuant to an indenture containing certain restrictions substantially the same as the 9 7/8% Debentures. The net proceeds from this placement were approximately $106,961,000. The 10 1/4% Notes were the subject of an exchange offer, completed in February 1994, of substantially identical 10 1/4% Notes, Series B, that were registered under the Securities Act of 1933.

  On January 14, 1994, Adelphia completed a public offering of 9,132,604 shares of Class A Common Stock (the "Stock Offering"), which included 300,000 shares of Class A Common Stock sold to the underwriter in the Stock Offering pursuant to an over-allotment option. Upon completion of the Stock Offering, there were 13,507,604 shares of Class A Common Stock outstanding and a total of 24,452,080 shares of Class A Common Stock and Class B Common Stock outstanding. The net proceeds from the Stock Offering of $156,579,000 or $17.145 per share were used to redeem all of the Company's outstanding Senior Subordinated Notes and to reduce bank debt of Adelphia's subsidiaries. Of the 9,132,604 shares of Class A Common Stock sold in the Stock Offering, 3,300,000 shares were sold to the public at $18.00 per share and 5,832,604 shares were sold directly by Adelphia to partnerships controlled by members of the Rigas Family, at the public offering price less the underwriting discount. Highland Holdings and Syracuse Hilton Head

Holdings, L.P., which purchased 4,374,453 and 1,458,151 of such 5,832,604 shares, respectively, hold and control the Managed Systems.

  On February 22, 1994, the Company issued, in a private placement, $150,000,000 aggregate principal amount of 9 1/2% Senior Pay-In-Kind Notes Due 2004, Series A. The net proceeds from the 9 1/2% Notes of approximately $147,000,000 were used to repay outstanding bank debt of subsidiaries in order to extend the scheduled maturities of the Company's long-term debt. The 9 1/2% Notes were issued pursuant to an indenture containing certain restrictions substantially the same as the Indenture for the 10 1/4% Notes. On May 4, 1994, pursuant to an exchange offer the Company completed the exchange of $127,385,000 aggregate principal amount of 9 1/2% Notes, Series B, registered under the Securities Act of 1933, for an equal principal amount of 9 1/2% Notes, Series A, tendered by the holders thereof. Also, on May 4, 1994, the Company completed the private exchange of $22,615,000 aggregate principal amount of 9 1/2% Notes, Series B for 9 1/2% Notes, Series A held by the initial purchaser thereof.

  During the year ended March 31, 1994, the Company made loans in the net amount of $20,000,000 to Managed Partnerships, to facilitate the acquisition of cable television systems serving Palm Beach County, Florida from unrelated parties. As of March 31, 1994, $15,000,000 was outstanding. In addition, during the year ended March 31, 1994, the Company made advances in the net amount of $7,828,000 to other related parties primarily for capital expenditures and working capital purposes. On September 29, 1993, the Board of Directors of the Company authorized the Company to make loans in the future to Highland Video Associates, L.P. ("Highland") and Syracuse Hilton Head Holdings, L.P. ("SHHH") up to an amount of $25,000,000 for each. On October 6, 1993, Adelphia purchased the 14% preferred Class B Limited Partnership Interest in SHHH for $18,338,000 from Robin Media Group, an unrelated party. SHHH is a joint venture of the Rigas Family and Tele-Communications, Inc., whose interests in SHHH are junior to Adelphia's. SHHH and Highland comprise the Managed Partnerships and own the cable systems managed by the Company for fees.


  During the year ended March 31, 1993, concurrent with Olympus's redemption of $6,500,000 in limited partner interests, Adelphia converted 6.5 general partner units to PLP interests, thereby maintaining 50% of the outstanding general partner and limited partner voting units of Olympus. At March 31, 1994, 1993 and 1992, Adelphia owned $276,101,000, $276,101,000 and
$269,601,000 in Olympus PLP Interests, respectively.

  On March 10, 1994, the Company purchased a 75% equity interest in Three Rivers Cable Associates, L.P. ("TR") for $6,000,000. TR serves approximately 15,000 subscribers in Ohio and 3,000 subscribers in Pennsylvania, which are contiguous with existing Company owned systems. Adelphia has also committed to provide a fully collateralized $18,000,000 line of credit, similar to that which would be available to TR had it borrowed such monies from a commercial bank. At March 21, 1994, there were outstanding borrowings of $14,859,246 under this agreement.

  On March 31, 1994, Adelphia acquired from Olympus the rights to provide alternative access in its respective franchise areas and an investment in the Sunshine Network, L.P. for a purchase price of $15,500,000. The purchase price of the assets resulted in a reduction of amounts due Adelphia of $15,500,000. Also, on March 31, 1994, Adelphia acquired from certain Managed Partnerships the rights to provide alternative access in their respective franchise areas for a purchase price of $14,000,000. Additionally, on March 31, 1994, Adelphia purchased real property from Dorellenic and Island Partners, L.P., partnerships owned by certain executive officers of the Company, for a total of $14,312,000.

  On April 12, 1994, Adelphia acquired a 34% equity interest in Niagara Frontier Hockey, L.P., which owns the Buffalo Sabres National Hockey League franchise, for a purchase price of $15,000,000; $7,500,000 of which was paid on April 12, 1994 and the remainder to be paid in four installments over the next year. On May 12, 1994, the Company invested $3,000,000 in SuperCable ALK International, a cable operator in Caracas, Venezuela.

  On May 27, 1994, Adelphia signed a letter of intent to increase the overall investment of it and the companies it manages (the "Adelphia Group") in cable systems held by Tele-Media Investment Partnership, L.P. ("TMIP"). The letter of intent provides that, subject to various conditions, including the availability of bank financing, the Adelphia Group invest between $63,000,000 and $75,000,000 in TMIP. Adelphia and TMIP will hold interests in or provide management services to cable systems serving approximately 330,000 subscribers. See Note 11 to the Adelphia Communications Corporation Consolidated Financial Statements.

  The Company plans to continue to explore and consider new commitments, arrangements or transactions to refinance existing debt, increase the Company's liquidity or decrease the Company's leverage. These could include, among other things, the future issuance by Adelphia of public or private equity or debt and the negotiation of new or amended credit facilities. These could also include entering into acquisitions, joint ventures or other investment or financing activities, although no assurance can be given that any such transactions will be consummated. The Company's ability to borrow under current credit facilities and to enter into refinancings and new financings is limited by covenants contained in Adelphia's indentures and its subsidiaries' credit agreements, including covenants under which the ability to incur indebtedness is in part a function of applicable ratios of total debt to cash flow.

  The Company believes that cash and cash equivalents, internally generated funds, borrowings under existing credit facilities, and future financing sources will be sufficient to meet its short-term and long-term liquidity and capital requirements. Although in the past the Company has been able to refinance its indebtedness or obtain new financing, there can be no assurance that the Company will be able to do so in the future or that the terms of such financings would be favorable.

  Management believes that the telecommunications industry, including the cable television and telephone industries, is in a period of consolidation characterized by mergers, joint ventures, acquisitions, sales of all or part of cable companies or their assets, and other partnering and investment transactions of various structures and sizes involving cable or other telecommunications companies. The Company continues to evaluate new opportunities that allow for the expansion of its business through the acquisition of additional cable television systems in geographic proximity to its existing regional markets or in locations that can serve as a basis for new market areas. Management also believes that the Company is well positioned to participate in this consolidation trend due to its well-clustered cable systems, the quality of its cable plant, its management strengths and its relationships within the cable industry. The Company, like other cable television companies, has participated from time to time and is participating in preliminary discussions with third parties regarding a variety of potential transactions, and the Company has considered and expects to continue to consider and explore potential transactions of various types with other cable and telecommunications companies. However, except as otherwise stated herein, the Company has not reached any agreements, in principal or otherwise, with respect to any material transaction and no assurances can be given as to whether any such transaction may be consummated or, if so, when.

  Recent Accounting Pronouncements. SFAS 109, "Accounting for Income
Taxes," requires an asset and liability approach for financial accounting and reporting for income taxes. Effective January 1, 1993 and April 1, 1993, respectively, Olympus and the Company adopted the provisions of SFAS 109. The adoption of SFAS 109 resulted in the cumulative recognition of an additional liability by Olympus and the Company of $59,500,000 and $89,660,000, respectively.

Inflation

  In the three fiscal years ended March 31, 1994, inflation did not have a significant effect on the Company. Periods of high inflation could have an adverse effect to the extent that increased borrowing costs for floating-rate debt may not be offset by increases in subscriber rates. At March 31, 1994, approximately $254,375,000 of the Company's total long-term debt was subject to floating interest rates.

Olympus

  The Company serves as the managing general partner of Olympus and, as of December 31, 1992, held $16,500,000 of voting general partnership interests representing, in the aggregate, 50% of the voting equity of Olympus. The Company also held, as of December 31, 1992, $269,601,000 aggregate principal amount of nonvoting PLP Interests in Olympus, which entitle the Company to a 16.5% per annum priority return, and nonvoting special limited partnership interests. Unpaid priority return on the PLP Interests accrues additional return at the rate of 18.5% per annum. At March 31, 1994, $105,212,000 of priority return remained unpaid and the Company had outstanding advances to Olympus of $85,938,000.

  The remaining equity in Olympus consists of voting limited partnership interests held by unaffiliated third parties who sold cable television system assets to Olympus in partial consideration for such limited partnership interests. At December 31, 1992, these interests included (i) $10,000,000 of redeemable limited partnership interests held by certain members of the Joseph Gans family ("Gans") and (ii) $6,500,000 of redeemable limited partnership interests held by an affiliate of Telesat Cablevision, Inc. ("Telesat"). The Olympus limited partnership agreement requires approval by the holders of 85% of the voting interests for, among other things, significant acquisitions and dispositions of assets, certain transactions with related parties and the issuance of voting interests beyond a stated maximum, and also requires approval by the holders of 75% of the voting interests for, among other things, material amendments to the Olympus partnership agreement, certain financings and refinancings, and certain issuances of PLP Interests.

  On January 3, 1993, Olympus redeemed Telesat's interests for $9,794,706 and the Company converted $6,500,000 of its voting general partnership interests to nonvoting PLP Interests, thereby maintaining 50% of the outstanding general partner and limited partner voting units of Olympus. At various dates from January 1993 through January 1996, Gans can require Olympus to redeem its limited partnership interest at its fair market value on the exercise date. If Olympus does not effect such redemption, or if such redemption would cause Olympus, Adelphia or any of Adelphia's affiliates to be in default under their respective loan agreements, then Olympus is to sell its assets and be liquidated. At various dates beginning in January 1994 through January 1996, Adelphia may purchase the Gans interests at its fair market value at the exercise date.

  In the event that any such redemption or purchase of limited partnership interests in Olympus results in the Company owning more than 50% of the voting equity in Olympus, the Company may at its option convert its voting partnership interests in Olympus into PLP Interests or senior debt in order to maintain its voting interest at 50%.

  On August 24, 1992 service in Olympus' South Dade system in the southern portion of Florida's Dade County was interrupted by Hurricane Andrew. Other Olympus subscribers were unaffected by the storm. Prior to the hurricane, as of July 31, 1992, the South Dade system passed 157,922 homes and served 71,193 basic subscribers. The rebuilding of the cable plant has been completed with state-of-the-art fiber to feeder technology which has an 80 channel capacity. At March 31, 1994 the South Dade System served 65,398 basic subscribers, and at June 20, 1994 served 69,061 basic subscribers.

  The following table is derived from the Olympus Communications, L.P. Consolidated Financial Statements included in this Prospectus.

                    SUPPLEMENTAL FINANCIAL DATA FOR OLYMPUS
                            (DOLLARS IN THOUSANDS)

                                                        YEAR ENDED

                                                       DECEMBER 31,

                                               1993       1992        1991


    STATEMENT OF OPERATIONS DATA:
Revenues...................................  $ 89,099  $ 86,255   $ 90,597
Business Interruption Revenue..............     9,547     7,146         --
Total......................................    98,646    93,401     90,597

Operating Income Before De-
 preciation and
 Amortization..............................    55,195    47,280     44,906
Depreciation and Amortiza-
 tion......................................    37,240    39,407     38,427

Operating Income...........................    17,955     7,873      6,479

Interest Expense...........................   (29,470)  (30,272)   (39,413)
Net Loss...................................   (70,744)  (16,617)   (36,577)

BALANCE SHEET DATA:
Total Assets...............................   458,663   467,279    482,316
Total Long-Term Debt.......................   368,263   362,428    392,786
PLP Interests..............................   276,101   269,601    269,601

OTHER FINANCIAL DATA:
Capital Expenditures.......................    23,164    26,827     21,859
Operating Margin (a).......................      56.0%     50.6%      49.6%



(a) Percentage representing operating income before depreciation and amortization divided by total revenues.

  Comparison of Years Ended December 31, 1993, 1992 and 1991.

  Revenues. Total revenues for the year ended December 31, 1993 increased
5.6% over the prior year. Total revenues for the year ended December 31, 1992 increased 3.1% over the prior year. The 1993 increase and the 1992 increase were primarily attributable to basic subscriber growth and rate increases, which were partially offset by the effects of Hurricane Andrew on the South Dade System, net of business interruption insurance proceeds. See Note 3 to the Olympus Communications, L.P. Consolidated Financial Statements.

  Operating Income Before Depreciation and Amortization. For the years ended December 31, 1993 and 1992, respectively, operating income before depreciation and amortization increased 16.7% and 5.3% and the operating margin increased to 56% and 50.6%. These increases were primarily attributable to higher levels of total revenues, including business interruption revenue related to the effects of Hurricane Andrew, that were not offset by corresponding increases in operating expenses.

  Operating Income. For the year ended December 31, 1993, operating income increased to $17,955,000 from $7,873,000. Operating income for the year ended December 31, 1992, increased from $6,479,000 to $7,873,000. These increases were primarily due to the increase in total revenues, including business interruption revenue, and relatively constant depreciation and amortization and operating expenses.

  Interest Expense. For the year ended December 31, 1993, interest expense decreased 2.7% primarily due to reduced interest rates. For the year ended December 31, 1992, interest expense decreased 23.2%, primarily due to reduced interest rates and lower average amounts of outstanding debt.

  Net Loss. Olympus reported net losses of $70,744,000, $16,617,000, and $36,577,000 for the years ended December 31, 1993, 1992 and 1991, respectively. The increase in 1993 was mainly due to the cumulative effect of a change in accounting principle of $59,500,000 resulting from the adoption of SFAS 109 by Olympus, partially offset by increased operating income. The decrease in net loss in 1992 was attributable to increased revenues and reduced interest expense, partially offset by increased operating expenses and to the effects of the termination of an affiliate guarantee arrangement. See Note 4 to the Olympus Communications, L.P. Consolidated Financial Statements.

ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The consolidated financial statements and related notes thereto and independent auditors report follow.











































              ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Independent Auditors' Report..............................................  44

Consolidated Balance Sheets, March 31, 1994 and 1993......................  45

Consolidated Statements of Operations,
  Years Ended March 31, 1994, 1993 and 1992...............................  46

Consolidated Statements of Stockholders' Equity (Deficiency),
  Years Ended March 31, 1994, 1993 and 1992...............................  47

Consolidated Statements of Cash Flows,
  Years Ended March 31, 1994, 1993 and 1992...............................  48

Notes to Consolidated Financial Statements................................  49

OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES
Independent Auditors' Report..............................................  63

Consolidated Balance Sheets, December 31, 1993 and 1992...................  64

Consolidated Statements of Operations,
  Years Ended December 31, 1993, 1992, and 1991...........................  65

Consolidated Statements of General Partner's Equity (Deficiency),
  Years Ended December 31, 1993, 1992 and 1991............................  66

Consolidated Statements of Cash Flows,
  Years Ended December 31, 1993, 1992 and 1991............................  67

Notes to Consolidated Financial Statements................................  68

INDEPENDENT AUDITORS' REPORT


Adelphia Communications Corporation


We have audited the accompanying consolidated balance sheets of Adelphia Communications Corporation and subsidiaries as of March 31, 1994 and 1993, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for each of the three years in the period ended March 31, 1994. Our audits also included the financial statement schedules listed in the index at Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Adelphia Communications Corporation and subsidiaries at March 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 7 to the financial statements, effective April 1, 1993, the Company changed its method of accounting for income taxes. Also, as discussed in Note 2, as of January 1, 1993, an unconsolidated subsidiary accounted for on the equity method changed its method of accounting for income taxes.



DELOITTE & TOUCHE
Pittsburgh, Pennsylvania

June 27, 1994


















           ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
             (Dollars in thousands, except per share amounts)

                                                                         March 31,
                                                                      1994        1993
ASSETS:

Cable television systems, at cost, net of
 accumulated depreciation and amortization:
  Property, plant and equipment..........................          $  446,290  $  398,859
  Intangible assets......................................              417,788     439,599

          Total..........................................             864,078     838,458

Cash and cash equivalents................................              74,075      38,671
Investments..............................................              23,922      15,467
Preferred equity investments in Managed Partnerships.....              18,338          --
Note receivable from Managed Partnership.................              15,000          --
Subscriber receivables - net.............................              18,021      17,541
Prepaid expenses and other assets - net..................              38,772      27,929
Related party investments and receivables - net..........              21,640      11,527

          Total..........................................          $1,073,846  $  949,593

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY):

Notes payable of subsidiaries to banks and institutions..          $  870,875  $  962,900
12 1/2% Senior Notes due 2002............................             400,000     400,000
10 1/4% Senior Notes due 2000 (face amount $110,000).....             108,765          --
11 7/8% Senior Debentures due 2004 (face amount $125,000)             124,442     124,416
9 7/8% Senior Debentures due 2005 (face amount $130,000).             127,882     127,781
13% Senior Subordinated Notes due 1996 (face amount
$100,000)...............................................                   --      99,329
9 1/2% Pay-In-Kind Notes due 2004........................             150,000          --
Other debt...............................................              11,747      16,673
Accounts payable.........................................              27,016      21,105
Subscriber advance payments and deposits.................              13,385      14,140
Accrued interest and other liabilities...................              66,077      51,863
Deferred income taxes....................................              91,721          --

          Total liabilities..............................           1,991,910   1,818,207

Commitments and Contingencies (Note 4)

Stockholders' equity (deficiency):
 Class A Common Stock, $.01 par value, 50,000,000 shares
  authorized, 13,507,604 and 4,375,000 shares
  outstanding, respectively..............................                 135          44
 Class B Common Stock, $.01 par value, 25,000,000 shares
  authorized, 10,944,476 shares outstanding..............                 109         109
 Additional paid-in capital..............................             198,431      60,112
 Accumulated deficit.....................................          (1,116,739)   (928,879)

          Total stockholders' equity (deficiency)........            (918,064)   (868,614)

          Total..........................................          $1,073,846  $  949,593




              See notes to consolidated financial statements.

           ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
             (Dollars in thousands, except per share amounts)

                                                          Year Ended March 31,
                                                     1994         1993         1992

Revenues..................................        $   319,045  $   305,222  $   273,630

Operating expenses:
 Direct operating and programming.........             90,547       82,377       74,787
 Selling, general and administrative......             52,801       49,468       44,427
 Depreciation and amortization............             89,402       90,406       84,817

          Total...........................            232,750      222,251      204,031

Operating income..........................             86,295       82,971       69,599

Other income (expense):
 Interest income from affiliates..........              9,188        5,216        3,085
 Other income (expense)...................               (299)       1,447          968
 Priority investment income from Olympus..             22,300       22,300       22,300
 Interest expense.........................           (182,136)    (164,859)    (164,839)
 Equity in loss of joint
  ventures before cumulative effect of
  change in accounting principle..........            (30,054)     (46,841)     (52,718)

          Total...........................           (181,001)    (182,737)    (191,204)

Loss before income taxes, extraordinary
 loss and cumulative effect of change
 in accounting principle..................            (94,706)     (99,766)    (121,605)
Income tax expense........................             (2,742)      (3,143)          --

Loss before extraordinary loss and
 cumulative effect of change in
 accounting principle.....................            (97,448)    (102,909)    (121,605)
Extraordinary loss on early retirement of
 debt.....................................               (752)     (14,386)          --
Cumulative effect of change in accounting
 for income taxes.........................            (89,660)          --           --
Cumulative effect of Olympus change in
 accounting for income taxes..............                 --      (59,500)          --

Net loss..................................        $  (187,860) $  (176,795) $  (121,605)

Loss per weighted average share of common
 stock before extraordinary loss and
 cumulative effect of change in
 accounting principle.....................        $     (5.66) $     (6.80) $     (8.80)
Extraordinary loss on early retirement of
 debt.....................................               (.04)        (.95)          --
Cumulative effect of change in accounting
 for income taxes.........................              (5.21)          --           --
Cumulative effect of Olympus change in
 accounting for income taxes..............                 --        (3.93)          --

Net loss per weighted average share of
 common stock.............................        $    (10.91) $    (11.68) $     (8.80)

Weighted average shares of common stock
 outstanding..............................         17,221,059   15,138,654   13,819,476

              See notes to consolidated financial statements.

           ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                          (Dollars in thousands)



                               Class A  Class B  Additional             Stockholders'
                               Common   Common   Paid-in   Accumulated    Equity
                                Stock    Stock     Capital    Deficit    (Deficiency)

Balance, March 31, 1991...     $    29  $   109  $  38,402   $(630,479) $   (591,939)

Net loss..................          --       --         --    (121,605)     (121,605)

Balance, March 31, 1992...          29      109     38,402    (752,084)     (713,544)

Issuance of Class A Common
 Stock on May 14, 1992....          15       --     21,710          --        21,725

Net loss..................          --       --         --    (176,795)     (176,795)

Balance, March 31, 1993...          44      109     60,112    (928,879)     (868,614)

Issuance of Class A Common
 Stock on January 14,
 1994.....................          91       --    155,872          --       155,963

Excess of purchase price
 of acquired assets over
 predecessor owner book
 value....................          --       --    (17,553)         --       (17,553)


Net loss..................          --       --         --    (187,860)     (187,860)

Balance, March 31, 1994...     $   135  $   109  $ 198,431 $(1,116,739)  $  (918,064)



























              See notes to consolidated financial statements.
           ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in thousands)

                                                           Year Ended March 31,
                                                     1994         1993         1992
Cash flows from operating activities:
 Net loss.................................       $  (187,860) $  (176,795) $  (121,605)
  Adjustments to reconcile net loss to net
  cash provided by operating activities:
   Depreciation...........................            56,370       54,129       51,224
   Amortization...........................            33,032       36,277       33,593
   Noncash interest expense...............             1,680          164       35,602
   Equity in loss of joint ventures
    before cumulative effect of accounting
    change................................            30,054       46,841       52,718
   Extraordinary loss on debt retirement..               752       14,386           --
   Loss on disposal of property...........             1,051           --           --
   Cumulative effect of accounting change.            89,660       59,500           --
   Increase in deferred income taxes......             2,061           --           --
   Changes in operating assets and
    liabilities:
      Subscriber receivables..............              (155)      (2,596)      (2,557)
      Prepaid expenses and other assets...           (16,288)      (4,883)      (5,693)
      Accounts payable....................             5,871       (9,900)       1,845
      Subscriber advance payments ........            (1,134)         223          308
      Accrued interest and other
       liabilities........................            11,858       11,720        4,038
Net cash provided by operating activities.            26,952       29,066       49,473

Cash flows from investing activities:
 Cable television systems acquired........           (21,681)     (14,501)          --
 Expenditures for property, plant and
  equipment...............................           (75,894)     (70,975)     (52,808)
 Investments in joint ventures............            (8,890)     (14,989)          --
Preferred equity investment in and notes
  receivable from Managed Partnership.....           (33,338)          --           --
 Amounts invested in and advanced to
  Olympus and related parties - net.......           (30,285)     (62,960)     (23,853)
 Alternative access rights acquired.......           (27,000)          --           --
Net cash used for investing activities....          (197,088)    (163,425)     (76,661)

Cash flows from financing activities:
 Proceeds from debt.......................           744,770    1,277,847      178,391
 Repayments of debt.......................          (690,232)  (1,109,924)    (155,750)
 Costs associated with debt financing.....            (4,961)     (17,791)      (2,872)
 Redemption premium on debt retirement....                --      (10,000)          --
 Issuance of Class A Common Stock.........           155,963       21,725           --
Net cash provided by financing activities.           205,540      161,857       19,769

Increase (decrease) in cash and cash
 equivalents..............................          35,404       27,498       (7,419)
Cash and cash equivalents, beginning of
 year.....................................            38,671       11,173       18,592

Cash and cash equivalents, end of year....       $    74,075  $    38,671  $    11,173

Supplemental disclosure of cash flow
 activity - Cash payments for interest....       $   178,840  $   151,653  $   133,746

              See notes to consolidated financial statements.

           ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollars in thousands)


1. The Company and Summary of Significant Accounting Policies:

The Company and Basis for Consolidation

Adelphia Communications Corporation and subsidiaries ("ACC") owns, operates and manages cable television systems. ACC's operations consist primarily of selling video programming which is distributed to subscribers for a monthly fee through a network of fiber optic and coaxial cables. These services are offered in the respective franchise areas under the name Adelphia Cable Communications.

The consolidated financial statements include the accounts of ACC and its more than 50% owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Investment in Olympus Joint Venture Partnership

The investment in the Olympus joint venture partnership comprises both limited and general partner interests. The general partner interest represents a 50% voting interest in Olympus Communications, L.P. ("Olympus") and is being accounted for using the equity method. Under this method, ACC's investment, initially recorded at the historical cost of contributed property, is adjusted for subsequent capital contributions and its share of the losses of the partnership as well as its share of the accretion requirements of the partnership's redeemable partnership interests. The limited partner interest represents a redeemable preferred interest ("PLP Interests") entitled to a 16.5% annual return. The PLP interests are nonvoting, are senior to claims of other partner interests, provide for an annual priority return of 16.5% and are to be repaid by 2004. Olympus is not required to pay the entire 16.5% return currently and priority return on PLP interests is recognized as income by ACC when received.
Correspondingly, equity in net loss of Olympus excludes accumulated unpaid priority return.

Subscriber Revenues

Subscriber revenues are recorded in the month the service is provided.

Subscriber Receivables

An allowance for doubtful accounts of $3,603 and $2,016 has been deducted from subscriber receivables at March 31, 1994 and 1993, respectively.

Property, Plant and Equipment

Property, plant and equipment are comprised of the following:

                                                              March 31,
                                                           1994       1993

Operating plant and equipment..........................$ 673,451  $ 583,980
Real estate and improvements...........................   41,150     28,493
Support equipment......................................   25,132     24,044
Construction in progress...............................   48,118     49,130
                                                         787,851    685,647
Accumulated depreciation............................... (341,561)  (286,788)
                                                       $ 446,290  $ 398,859





           ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollars in thousands)
                                (Continued)

1. The Company and Summary of Significant Accounting Policies, continued:

Property, Plant and Equipment, continued

Depreciation is computed on the straight-line method using estimated useful lives of 5 to 12 years for operating plant and equipment and 3 to 20 years for support equipment and buildings. Additions to property, plant and equipment are recorded at cost which includes amounts for material, applicable labor and overhead, and interest. Capitalized interest amounted to $1,345, $1,009 and $1,498 for the years ended March 31, 1994, 1993 and
1992, respectively.

Intangible Assets

Intangible assets, net of accumulated amortization, are comprised of the following:

                                                              March 31,
                                                           1994      1993

Purchased franchises......................................$368,938  $379,337
Purchased subscriber lists................................   4,365    10,512
Goodwill..................................................  41,691    42,184
Non-compete agreements....................................   2,794     7,566
$417,788  $439,599

A portion of the aggregate purchase price of cable television systems acquired has been allocated to purchased franchises, purchased subscriber lists, goodwill and non-compete agreements. Purchased franchises and goodwill are amortized on the straight-line method over 40 years. Purchased subscriber lists are amortized on the straight-line method over periods which range from 5 to 10 years. Non-compete agreements are amortized on the straight-line method over their contractual lives which range from 4 to 12 years.
Accumulated amortization of intangible assets amounted to $270,191 and $262,799 at March 31, 1994 and 1993, respectively.

Amortization of Other Assets and Debt Discounts

Deferred debt financing costs, included in prepaid expenses and other assets, and debt discounts, a reduction of the carrying amount of the debt, are amortized over the term of the related debt. The unamortized amounts included in prepaid expenses and other assets were $22,328 and $22,484 at March 31, 1994 and 1993, respectively.

Cash and Cash Equivalents

ACC considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Interest on liquid investments in revenue was $2,020, $1,076, and $581 for the years ended March 31, 1994, 1993, and 1992, respectively.

           ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollars in thousands)
                                (Continued)
1.  The Company and Summary of Significant Accounting Policies, continued:

Noncash Financing and Investing Activities
                                                      Year Ended March 31,
                                                       1994    1993    1992

Capital leases......................................$  7,186  $8,742  $1,002

Reclassification

Certain 1993 and 1992 amounts have been reclassified for comparability with the 1994 presentation.

2. Related Party Investments and Receivables:

The following table summarizes the investments in and receivables from Olympus and related parties:

                                                             March 31,
                                                           1994      1993

Investment in Olympus....................................$(75,961) $(61,692)
Amounts due from Olympus.................................  85,938    69,384
Amounts due from other related parties - net.............  11,663     3,835
                                                         $ 21,640  $ 11,527

Amounts due from other related parties - net represent advances to (from) Managed Partnerships (see Note 9), and the Rigas Family (principal shareholders and officers of ACC) and Rigas Family controlled entities.

During the year ended March 31, 1993, concurrent with Olympus's redemption of $6,500 in limited partner interests, ACC converted 6.5 general partner units to PLP interests, thereby maintaining 50% of the outstanding general partner and limited partner voting units of Olympus. At March 31, 1994, 1993 and 1992, ACC owned $276,101, $276,101 and $269,601 in Olympus PLP
Interests, respectively.

On March 31, 1994, ACC acquired from Olympus the rights to provide alternative access in its respective franchise areas and an investment in an unaffiliated partnership for a purchase price of $15,500. The purchase price of the assets resulted in a reduction of amounts due ACC. The $15,400 excess of the purchase price over Olympus' book value has been recorded by ACC as an additional investment in Olympus.

The major components of the financial position of Olympus as of March 31, 1994 and 1993, and December 31, 1993 and 1992, and the results of operations for the three months ended March 31, 1994 and 1993, and the years ended December 31, 1993 and 1992 were as follows:

                                   March 31,             December 31,
                                1994       1993        1993       1992
                                  (Unaudited)
Balance Sheet Data
Property, plant and equipment - net.       $ 165,455  $ 159,954   $ 163,689  $ 157,752
Total assets........................         445,623    473,853     458,663    467,279
Notes payable to banks..............         367,100    355,900     368,000    361,900
Total liabilities...................         621,794    594,247     629,677    500,218
PLP Interests.......................         276,101    276,101     276,101    269,601
Redeemable limited partner
 interests..........................           5,000     10,000       5,000     19,515
General partner's equity
 (deficiency).......................        (457,274)  (406,495)   (452,115)  (322,055)

           ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollars in thousands)
                                (Continued)

2. Related Party Investments and Receivables, continued:

                                     March 31,             December 31,
                                  1994       1993        1993       1992
Income Statement Data
Revenues............................       $  25,450  $  23,627   $  98,646  $  93,401
Operating income....................           3,480      2,613      17,955      7,873
Loss before cumulative effect
 of change in accounting principle..          (5,751)    (4,676)    (11,244)   (16,617)
Cumulative effect of change in
 accounting for income taxes........              --    (59,500)    (59,500)        --
Net loss............................          (5,751)   (64,176)    (70,744)   (16,617)  Net
loss of general partners after
 priority return and accretion
 requirements.......................         (20,608)   (77,940)   (123,460)   (73,367)

The following reconciles ACC's investment in Olympus to the related equity accounts of Olympus:

                                                            March 31,
                                                        1994       1993

Investment in Olympus joint venture partnership.......$ (75,961) $ (61,692)
Accumulated unpaid priority return requirements........ (105,212)   (68,702)
Olympus' combined PLP Interests and general partners'
 equity (deficiency)..................................$(181,173) $(130,394)

Through March 27, 1992, an affiliated partnership guaranteed certain indebtedness of a subsidiary of Olympus. As provided for in the Olympus partnership agreement, Olympus had accrued prior to this date approximately $7,727 in net consideration for this guaranty. Prior to March 31, 1992, ACC, Olympus and the affiliate consummated a series of transactions which resulted in the repayment of amounts owned to Olympus by the affiliate, the release of the affiliate from the guarantee and the cancellation of the rights of the affiliate and ACC to contribute assets to Olympus in return for PLP Interests and the related return thereon, through an amendment to the Olympus partnership agreement. In connection with the amendment, during the three month period ended March 31, 1992, Olympus reversed $5,674 of the expense previously accrued under the guarantee arrangement. The reversal of such amount previously accrued by Olympus is reflected in ACC's March 31, 1992 consolidated financial statements as a reduction in its equity in net loss of Olympus.

Effective January 1, 1993, Olympus adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes" which requires an asset and liability approach for financial accounting and reporting for income taxes. SFAS No. 109 resulted in the cumulative recognition of an additional liability of approximately $59,500 on January 1, 1993. Olympus has not restated prior years' financial statements to reflect the provisions of SFAS No. 109.

On October 6, 1993, ACC purchased the preferred Class B Limited Partnership Interest in Syracuse Hilton Head Holdings, L.P. ("SHHH"), for a price of $18,338 from Robin Media Group, an unrelated party. SHHH is a joint venture of the Rigas Family and Tele-Communications, Inc. ("TCI") and owns systems managed by ACC. The Class B Limited Partnership Interest has a preferred return of 14% which is payable currently at the option of SHHH, and is senior in priority to the partnership interests of the Rigas Family and TCI. SHHH is obligated to redeem the Class B Limited Partnership Interest between June 11, 1996 and December 31, 1996.


           ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollars in thousands)
                                (Continued)

2. Related Party Investments and Receivables, continued:

During the year ended March 31, 1994, ACC made loans to Managed Partnerships (See Note 9), in the net amount of $20,000, for the purpose of acquiring from unrelated parties cable television systems serving Palm Beach County, Florida. Interest rates are based upon one of the following rates: prime rate plus 1.25% to 2.00% or LIBOR rate plus 2.25% to 3.00%. As of March 31, 1994, $15,000 was outstanding.

In September 1993, the Board of Directors of ACC authorized ACC to make loans in the future to two Managed Partnerships up to an amount of $25,000 for each.

3. Debt:

Notes Payable of Subsidiaries to Banks and Institutions

Notes payable of subsidiaries to banks and institutions are comprised of the following:

                                                                           March 31,
                                                                         1994      1993
Credit agreements with banks payable through 2000
 (weighted average interest rate 6.35% and 6.26% at March 31,
 1994 and 1993, respectively).................................          $354,375  $440,000
10.66% Senior Secured Notes due 1996 through 1999.............           250,000   250,000
9.95% Senior Secured Notes due through 1997...................            16,000    22,400
10.80% Senior Secured Notes due 1996 through 2000.............            45,000    45,000
10.50% Senior Secured Notes due 1997 through 2001.............            16,000    16,000
9.73% Senior Secured Notes due 1998 through 2001..............            37,500    37,500
10.25% Senior Subordinated Notes due 1995 through 1998........            80,000    80,000
11.85% Senior Subordinated Notes due 1998 through 2000........            60,000    60,000
11.13% Senior Subordinated Notes due 1999 through 2002........            12,000    12,000
                                                                        $870,875  $962,900

The amount of borrowings available to ACC under its revolving credit agreements is generally based upon achieving certain levels of operating performance. ACC had commitments from banks for additional borrowings of up to $143,000 at March 31, 1994, which expire through 1999. At the expiration of the commitments, all outstanding borrowings are convertible into term loans. ACC pays commitment fees of up to .5% of unused principal.

Borrowings under most of these credit arrangements of subsidiaries are collateralized by a pledge of the stock in their respective subsidiaries, and, in some cases, by assets. These agreements stipulate, among other things, limitations on additional borrowings, investments, transactions with affiliates and other subsidiaries, and the payment of dividends and fees by the subsidiaries. They also require maintenance of certain financial ratios by the subsidiaries. Several of the subsidiaries' agreements, along with the notes of the parent company, contain cross default provisions. At March 31, 1994, approximately $216,000 of the net assets of subsidiaries would be permitted to be transferred to the parent company in the form of dividends, priority return and loans without the prior approval of the lenders based upon the results of operations of such subsidiaries for the quarter ended March 31, 1994. The subsidiaries are permitted to pay fees to the parent company or other subsidiaries. Such fees are limited to a percentage of the subsidiaries' revenues.

Bank debt interest rates are based, upon one or more of the following rates at the option of ACC: prime rate plus 0% to 1.5%; certificate of deposit rate plus 1.25% to 2.75%; or Eurodollar (or London Interbank Offered) rate plus 1% to 2.5%. At March 31, 1994, the weighted average interest rate on notes payable to banks and institutions was 8.91%. The rates on 70.8% of ACC's notes payable to banks and institutions were fixed for at least one year through the terms of the notes or interest rate swap agreements.

           ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollars in thousands)
                                (Continued)

3. Debt, continued:

ACC has entered into fixed and floating interest rate swap agreements with banks, Olympus and the Managed Partnerships (see Note 9). At March 31, 1994, ACC had a total notional principal amount of $235,000 outstanding under such agreements, which expire from 1995 through 2000. These agreements provide for a weighted average rate of 6.59% at March 31, 1994. ACC is exposed to credit loss in the event of non-performance by the banks, although it does not expect any such nonperformance. Net settlement amounts under these swap agreements are recorded as adjustments to interest expense during the period incurred.

12 1/2% Senior Notes due 2002

On May 14, 1992, ACC issued at face value to the public $400,000 aggregate principal amount of unsecured 12 1/2% Senior Notes due May 15, 2002. Interest is due on the notes semi-annually. The notes, which are effectively subordinated to all liabilities of the subsidiaries, contain restrictions on, among other things, the incurrence of indebtedness, mergers and sale of assets, certain restricted payments by ACC, investments in affiliates and certain other affiliate transactions. The notes further require that ACC maintain a debt to annualized operating cash flow ratio of not greater than 8.75 to 1.00, based on the latest fiscal quarter, exclusive of the incurrence of $50,000 in additional indebtedness which is not subject to the required ratio. ACC may redeem the notes in whole or in part on or after May 15, 1997, at 106% of principal, declining to 100% of principal on or after May 15, 1999.

10 1/4% Senior Notes due 2000

On July 28, 1993, ACC issued $110,000 aggregate principal amount of unsecured 10 1/4% Senior Notes due July 2000. Interest is due on the notes semi-annually. The notes which are effectively subordinated to all liabilities of the subsidiaries, contain restrictions and covenants similar to the restrictions on the 12 1/2% Senior Notes. The notes are not redeemable prior to the maturity date of July 15, 2000.
16 1/2% Senior Discount Notes due 1999

On July 1, 1992, ACC redeemed all of the 16 1/2% Senior Discount Notes, at 104% of principal. The $10,000 redemption premium together with $4,386 in unamortized deferred financing costs comprise the extraordinary loss on early retirement of debt recognized on ACC's consolidated financial statements for the year ended March 31, 1993.

11 7/8% Senior Debentures Due 2004

On September 10, 1992, ACC issued to the public $125,000 aggregate principal amount of unsecured 11 7/8% Senior Debentures due September 2004. Interest is due on the debentures semi-annually. The debentures, which are effectively subordinated to all liabilities of the subsidiaries, contain restrictions and covenants similar to the restrictions on the 12 1/2% Senior Notes. ACC may redeem the debentures in whole or in part on or after September 15, 1999, at 104.5% of principal, declining to 100% of principal on or after September 15, 2002.

9 7/8% Senior Debentures Due 2005

On March 11, 1993, ACC issued 9 7/8% Senior Debentures due March 2005 in the aggregate principal amount of $130,000. Interest on the debentures is payable semi-annually. The debentures, which are effectively subordinated to all liabilities of the subsidiaries, contain restrictions and covenants similar to the restrictions on


           ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollars in thousands)
                                (Continued)

3. Debt, continued:

the 12 1/2% Senior Notes. The debentures are not redeemable prior to the maturity date of March 1, 2005.

13% Senior Subordinated Notes due 1996

On February 14, 1994, ACC redeemed all of the 13% Senior Subordinated Notes for 100% of the $100,000 aggregate principal amount.

9 1/2% Pay-In-Kind Notes due 2004

On February 15, 1994, ACC issued $150,000 aggregate principal amount of unsecured 9 1/2% Senior Pay-In-Kind Notes due February 2004. On or prior to February 1999, all interest on the notes, which is due semi-annually, may at the option of ACC be paid in cash or through the issuance of additional notes valued at 100% of their principal amount. The notes will bear cash interest from February 1999 through maturity. The notes which are effectively subordinate to all liabilities of the subsidiaries contain restrictions and covenants similar to the 12 1/2% Senior Notes. ACC may redeem the notes in whole or in part on or after February 15, 1999, at 103.56% of principal, declining to 100% of principal on or after February 15, 2002.
Maturities of Debt

Maturities of debt for the five years after March 31, 1994 are as follows:

     1995......................................................$ 17,790
     1996...................................................... 100,887
     1997...................................................... 195,034
     1998...................................................... 239,761
     1999...................................................... 220,065

Management intends to fund its requirements for maturities of debt through borrowings under new and existing credit arrangements and internally generated funds. Changing conditions in the financial markets may have an impact on how ACC will refinance its debt in the future.

4. Commitments and Contingencies:

ACC rents office and studio space, tower sites, and space on utility poles under leases with terms which are generally less than one year or under agreements that are generally cancelable on short notice. Total rental expense under all operating leases aggregated $3,988, $4,090 and $3,868 for the years ended March 31, 1994, 1993 and 1992, respectively.

In connection with certain obligations under franchise agreements, ACC obtains surety bonds guaranteeing performance to municipalities and public utilities. Payment is required only in the event of nonperformance. ACC has fulfilled all of its obligations such that no payments under surety bonds have been required.

As of July 1, 1993, ACC adopted a program to self insure for casualty and business interruption insurance. This program is part of an agreement between ACC and each of its subsidiaries in which ACC will provide insurance for casualty and business interruption claims of up to $10,000 and $20,000 per claim, respectively, for each subsidiary of ACC. These risks were previously insured by outside parties with nominal deductible amounts.




           ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollars in thousands)
                                (Continued)

4. Commitments and Contingencies, continued:

On October 5, 1992, Congress passed the 1992 Cable Act which significantly expands the scope of regulation of certain subscriber rates and a number of other matters in the cable industry. The original rate regulations required a reduction of rates charged for regulated services, as defined, to the greater of a calculated benchmark level or a reduction of 10% from the rate in force as of September 30, 1992. Under the Cable Act, programming services offered on a per channel basis ("a la carte") are generally not considered regulated service.

In March 1994, the FCC released revised rate regulations. These revised regulations, among other things, created a new benchmark formula and new targets for additional rate reductions. In addition, the FCC offered further guidance as to what constitutes a la carte services.

ACC is currently unable to predict the effect that the amended regulations, future FCC treatment of a la carte packages or further FCC rate rulemaking proceedings will have on its business and results of operations in future periods. To the extent applicable, the regulations could result in a rollback of existing ACC rates. ACC intends to continue to assess the effect of FCC rate regulations. No assurances can be given at this time that such matters will not have a material negative financial impact on ACC's business.

5. Stockholders' Equity (Deficiency):

ACC has no convertible securities or other common stock equivalent securities outstanding.

Public Offering of Class A Common Stock on May 14, 1992

On May 14, 1992, ACC sold to the public 1,500,000 shares of Class A Common Stock for $15.00 per share. The net proceeds of the sale, after offering costs, aggregated $21,725.

Public Offering of Class A Common Stock on January 14, 1994

On January 14, 1994, ACC sold 9,132,604 shares of Class A Common Stock. Of the 9,132,604 shares, 3,300,000 shares were sold to the public at $18.00 per share, with an underwriting discount of $.855 per share. Partnerships controlled by the family of John J. Rigas, President and Chief Executive Officer of ACC, purchased the other 5,832,604 shares at the public offering price less the underwriting discount. Net proceeds to ACC after offering expenses aggregated $155,963.

Preferred Stock

The Certificate of Incorporation of ACC authorizes 5,000,000 shares of Preferred Stock, $.01 par value. None have been issued.

Common Stock

The Certificate of Incorporation of ACC authorizes two classes of common stock, Class A and Class B. Holders of Class A Common Stock and Class B Common Stock vote as a single class on all matters submitted to a vote of the stockholders, with each






           ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollars in thousands)
                                (Continued)

5. Stockholders' Equity (Deficiency), continued:

share of Class A Common Stock entitled to one vote and each share of Class B Common Stock entitled to ten votes, except (i) for the election of directors and (ii) as otherwise provided by law. In the annual election of directors, the holders of Class A Common Stock voting as a separate class, are entitled to elect one of ACC's directors. In addition, each share of Class B Common Stock is automatically convertible into a share of Class A Common Stock upon transfer, subject to certain limited exceptions. In the event a cash dividend is paid, the holders of Class A Common Stock will be paid 105% of the amount payable per share for each share of Class B Common Stock.

Upon liquidation, dissolution or winding up of ACC, the holders of Class A Common Stock are entitled to a preference of $1.00 per share. After such amount is paid, holders of Class B Common Stock are entitled to receive $1.00 per share. Any remaining amount would then be shared ratably by both classes.

Restricted Stock Bonus Plan

ACC has reserved 500,000 shares of Class A Common Stock for issuance to officers and other key employees at the discretion of the Compensation Committee of the Board of Directors. The bonus shares will be awarded without any cash payment by the recipient unless otherwise determined by the Compensation Committee. Shares awarded under the plan vest over a five year period. No awards have been made under the plan.

Stock Option Plan

ACC has a stock option plan, which provides for the granting of options to purchase up to 200,000 shares of ACC's Class A Common Stock to officers and other key employees of the Company and its subsidiaries. Options may be granted at an exercise price equal to the fair market value of the shares on the date of grant. The plan permits the granting of tax-qualified incentive stock options, in addition to non-qualified stock options. Options outstanding under the plan may be exercised by paying the exercise price per share through various alternative settlement methods. No stock options have been granted under the plan.

6. Employee Benefit Plans:

ACC has a savings plan (401(k)) which provides that eligible full-time employees may contribute from 2% to 20% of their pre-tax compensation. ACC makes matching contributions not exceeding 1.5% of each participants pre-tax compensation, up to a maximum of $750 per year. ACC's matching contributions amounted to $305, $241 and $303 for the years ended March 31, 1994, 1993 and 1992, respectively.

7. Taxes on Income:

ACC and its corporate subsidiaries file a consolidated federal income tax return, which includes its share of the subsidiary partnerships and joint venture partnership results. At March 31, 1994, ACC had net operating loss carryforwards for federal income tax purposes of approximately $890,000
expiring through 2009.   Depreciation and amortization expense differs for tax
and financial statement purposes due to the use of prescribed periods rather than useful lives for tax purposes and also as a result of differences between tax basis and book basis of certain acquisitions.

ACC adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," effective April 1, 1993. This statement supersedes Accounting Principles Board Opinion No. 11, "Accounting for Income Taxes," which ACC had

           ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollars in thousands)
                                (Continued)

7. Taxes on Income, continued:

followed previously and under which ACC recorded no deferred tax liability. The cumulative effect of adopting SFAS No. 109 at April 1, 1993 was to increase the net loss by $89,660 for the year ended March 31, 1994.

As a result of applying SFAS No. 109, $110,498 of previously unrecorded deferred tax benefits from operating loss carryforwards incurred by ACC were recognized at April 1, 1993 as part of the cumulative effect of adopting the Statement. Under prior accounting, a part of these benefits would have been recognized as a reduction of income tax expense from continuing operations in the year ended March 31, 1994.

Deferred income taxes reflect the net tax effects of: (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising ACC's net deferred tax liability as of March 31, 1994 are as follows:

 Deferred tax liabilities:
 Differences between book and tax basis of property, plant and equipment and intangible assets.................................$ 210,816
 Other............................................................    9,703

      Total.......................................................  220,519

     Deferred tax assets:
 Reserves not currently deductible................................   15,576
 Operating loss carryforwards.....................................  337,924
                                                                    353,500

 Valuation allowance.............................................. (224,702)

      Total.......................................................  128,798

 Net deferred tax liability.......................................$  91,721

The net change in the valuation allowance for the year ended March 31, 1994 was an increase of $8,656.

The provision for income taxes for the years ended March 31, 1994 and 1993 is as follows:
                                                                March 31,
                                                             1994      1993

     Current....................................          $    681  $ 3,143
     Deferred...................................             2,061       --
     Total......................................          $  2,742  $ 3,143

8. Disclosures about Fair Value of Financial Instruments:

Included in ACC's financial instrument portfolio are cash, notes payable, debentures and interest rate swaps. The carrying values of notes payable approximate their fair values at March 31, 1994. The fair value of the debentures exceeded their carrying cost by approximately $27,500 and $49,500 at March 31, 1994 and March 31, 1993, respectively. The fair value of the interest rate swaps exceeded their carrying cost by approximately $15,000 and $12,500 at March 31, 1994 and March 31, 1993, respectively. The fair values of the debt and interest rate swaps were based upon quoted market prices of similar instruments or on rates available to ACC for instruments of the same remaining maturities.
           ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollars in thousands)
                                (Continued)

9. Related Party Transactions:

ACC currently manages cable television systems which are principally owned by Olympus and limited partnerships of which certain of ACC's principal shareholders who are executive officers have equity interests (the "Managed Partnerships").

ACC has agreements with Olympus and the Managed Partnerships which provide for the payment of fees to ACC. The aggregate fee revenues from Olympus and the Managed Partnerships amounted to $4,159, $4,659 and $3,643 for the years ended March 31, 1994, 1993 and 1992, respectively. In addition, ACC was reimbursed by Olympus and Managed Partnerships for allocated corporate costs of $4,021, $4,521 and $3,696 for the years ended March 31, 1994, 1993 and
1992, respectively, which have been recorded as a reduction of selling, general and administrative expense.

ACC leases from a partnership and a corporation owned by principal shareholders who are executive officers support equipment under agreements which have been accounted for as capital leases. These obligations, which are included in other debt, amounted to $1,415 and $1,897 at March 31, 1994 and 1993, respectively. ACC also leases from this partnership certain buildings under operating leases. Rent expense under these operating leases aggregated $391, $715 and $655 for the years ended March 31, 1994, 1993 and 1992, respectively.

Net settlement amounts under interest rate swap agreements with Olympus and the Managed Partnerships recorded as adjustments to interest expense during the period incurred, decreased ACC's interest expense by $1,920 and $1,698 for the years ended March 31, 1994 and 1993, respectively.

On March 31, 1994, ACC acquired from certain Managed Partnerships the rights to provide alternative access in their respective franchise areas for a purchase price of $14,000. Additionally, on March 31, 1994, ACC purchased real property from certain partnerships owned by principal shareholders who are certain executive officers for a total of $14,312. The purchase of the assets resulted in a reduction of amounts due ACC of $28,312. Since these asset purchases are transactions among entities under common control, they have been recorded by ACC based upon the predecessor owners' book value. The $17,553 excess of the purchase price of these assets over the predecessor owners' book value has been recorded as a direct charge to ACC's additional paid-in capital.

10. Quarterly Financial Data (Unaudited):

The following tables summarize the financial results of ACC for each of the quarters in the years ended March 31, 1994 and 1993:

                                                   Three Months Ended,
                                     March 31     Dec. 31      Sept. 30     June 30

Year Ended March 31, 1994:
Revenues.....................      $    80,054  $    79,945  $    79,388  $    79,658

Operating expenses:
 Direct operating and
  programming................           23,177       22,675       22,363       22,332
 Selling, general and
  administrative.............           14,649       12,758       12,577       12,817
 Depreciation and
  amortization...............           21,886       22,200       23,621       21,695

Total........................           59,712       57,633       58,561       56,844

Operating income.............           20,342       22,312       20,827       22,814
           ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollars in thousands)
                                (Continued)

10. Quarterly Financial Data (Unaudited), continued:

                                                    Three Months Ended,
                                      March 31     Dec. 31      Sept. 30     June 30

Year Ended March 31, 1994:

Other income (expense):
 Interest income from
  affiliates.................      $     4,559  $     1,565  $     1,629  $     1,435
 Other income (expense)......             (869)         287          283           --
 Priority investment income..            5,575        5,575        5,575        5,575
 Interest expense............          (45,379)     (46,626)     (46,096)     (44,035)
 Equity in net loss of
  joint ventures.............           (6,646)      (8,087)      (5,374)      (9,947)

Total........................          (42,760)     (47,286)     (43,983)     (46,972)

Loss before income taxes,
 extraordinary loss and
 cumulative effect of change
 in accounting principle.....          (22,418)     (24,974)     (23,156)     (24,158)
Income tax expense...........             (141)        (811)        (660)      (1,130)

Loss before extraordinary loss
 and cumulative effect
 of change in accounting
 principle...................          (22,559)     (25,785)     (23,816)     (25,288)
Extraordinary loss on early
 retirement of debt..........             (752)          --           --           --
Cumulative effect of change
 in accounting for income
 taxes.......................               --           --           --      (89,660)

Net loss.....................      $   (23,311) $   (25,785) $   (23,816) $  (114,948)

Loss per weighted average
 share of common stock before
 cumulative effect of change
 in accounting principle.....      $      (.98) $     (1.68) $     (1.55) $     (1.65)
Extraordinary loss on early
 retirement of debt..........             (.03)          --           --           --
Cumulative effect of change
 in accounting for income
 taxes.......................               --           --           --        (5.85)

Net loss per weighted average
 share of common stock.......      $     (1.01) $     (1.68) $     (1.55) $     (7.50)

Weighted average shares of
 common stock outstanding....       23,031,453   15,319,476   15,319,476   15,319,476

           ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollars in thousands)
                                (Continued)

10. Quarterly Financial Data (Unaudited), continued:

                                                   Three Months Ended,
                                     March 31     Dec. 31      Sept. 30     June 30

Year Ended March 31, 1993:

Revenues.....................      $    79,302  $    77,342  $    74,701  $    73,877
Operating expenses:
 Direct operating and
  programming................           21,267       21,319       19,989       19,802
 Selling, general and
  administrative.............           13,840       11,983       11,860       11,785
 Depreciation and
  amortization...............           24,261       21,336       22,964       21,845

Total........................           59,368       54,638       54,813       53,432

Operating income.............           19,934       22,704       19,888       20,445

Other income (expense):
 Interest income from
  affiliates.................            1,255        1,333        1,314        1,314
 Other income................              445          370          265          367
 Priority investment income..            5,575        5,575        5,575        5,575
 Interest expense............          (44,541)     (42,833)     (37,938)     (39,547)
 Equity in loss of
  joint venture before
  cumulative effect of
  change in accounting
  principle..................          (10,532)      (1,819)     (21,133)     (13,357)

Total........................          (47,798)     (37,374)     (51,917)     (45,648)

Loss before income taxes,
 extraordinary loss and
 cumulative effort of change
 in accounting principle.....          (27,864)     (14,670)     (32,029)     (25,203)
Income tax expense...........           (3,143)          --           --           --

Loss before extraordinary
 loss and cumulative effect
 of change in accounting
 principle...................          (31,007)     (14,670)     (32,029)     (25,203)
Extraordinary loss on early
 retirement of debt..........               --           --           --      (14,386)

Cumulative effect of Olympus
 change in accounting for
 income taxes................          (59,500)          --           --           --

Net loss.....................      $   (90,507) $   (14,670) $   (32,029) $   (39,589)

Loss per weighted average
 share of common stock before
 extraordinary loss and
 cumulative effect of change
 in accounting principle.....      $     (2.02) $      (.96) $     (2.09) $     (1.72)

           ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollars in thousands)
                                (Continued)

10. Quarterly Financial Data (Unaudited), continued:

                                                   Three Months Ended,
                                     March 31     Dec. 31      Sept. 30     June 30

Year Ended March 31, 1993:

Extraordinary loss on early
 retirement of debt..........      $        --   $       --  $         --  $     (.99)
Cumulative effect of Olympus
 change in accounting
 estimate...................            (3.88)          --            --          --

Net loss per weighted average
 share of common stock.......      $     (5.90)  $      (.96) $     (2.09) $    (2.71)

Weighted average shares of
 common stock outstanding....       15,319,476    15,319,476   15,319,476  14,610,685



11.  Subsequent Events

On May 27, 1994, ACC signed a letter of intent (subject to various conditions, including obtaining bank financing) to increase the overall investment of ACC and the companies it manages (the "Adelphia Group") in cable systems held by Tele-Media Investment Partnership, L.P. ("TMIP"). The letter of intent provides that the Adelphia Group invest between $63,000 and $75,000 in TMIP, in exchange for controlling interests in TMIP.

On June 15, 1994, ACC invested $34,000 in TMC Holdings Corporation ("THC"), the parent of Tele-Media of Western Connecticut. The investment in THC provides ACC with a $30,000 Preferred Stock interest in THC and a 75% non-voting common equity interest, with a liquidation preference to the remaining 25% common stock ownership interest in THC. ACC has the right to convert such interest to a 75% voting common equity interest, with a liquidation preference to the remaining shareholder's 25% common stock ownership interest, on demand.

On April 12, 1994, ACC acquired a 34% equity interest in Niagara Frontier Hockey, L.P., which owns the Buffalo Sabres National Hockey League franchise for a purchase price of $15,000; $7,500 of which was paid on April 12, 1994 with the remainder to be paid in four installments over the next year.


INDEPENDENT AUDITORS' REPORT


Olympus Communications, L.P.:


We have audited the accompanying consolidated balance sheets of Olympus Communications L.P. and its subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of operations, general partner's equity (deficiency), and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Olympus Communications L.P. and its subsidiaries at December 31, 1993 and 1992 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

As discussed in Note 9 to the financial statements, effective January 1, 1993, the Partnership changed its method of accounting for income taxes.




DELOITTE & TOUCHE
Pittsburgh, Pennsylvania

April 15, 1994
               OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)

                                                                         December 31,
                                                                       1993       1992

ASSETS:

Cable television systems, at cost, net of accumulated
 depreciation and amortization:
  Property, plant and equipment - net......................           $ 163,689  $ 157,752
  Intangible assets - net..................................             273,489    293,895

          Total............................................             437,178    451,647

Cash and cash equivalents..................................              11,371      7,050
Subscriber receivables - net...............................               6,294      5,404
Prepaid expenses and other assets - net....................               3,820      3,178

          Total............................................           $ 458,663  $ 467,279

LIABILITIES AND PARTNERS' EQUITY (DEFICIENCY):

Notes payable to banks.....................................           $ 368,000  $ 361,900
Other debt.................................................                 263        528
Accounts payable...........................................               6,236      7,821
Subscriber advance payments and deposits...................               3,251      4,135
Accrued interest and other liabilities.....................               7,907      8,401
Accrued priority return on redeemable preferred limited partner
 interests.........................................                      95,930     60,794
Deferred business interruption proceeds....................               1,037      6,279
Due to affiliates - net....................................              87,553     50,360
Deferred income taxes......................................              59,500         --

          Total............................................             629,677    500,218

Commitments and Contingencies (Note 7)

16.5% redeemable preferred limited partner interests.......             276,101    269,601

Redeemable limited partner interests.......................               5,000     19,515

General partner's equity (deficiency)......................            (452,115)  (322,055)

          Total............................................           $ 458,663  $ 467,279















              See notes to consolidated financial statements.
               OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                          (Dollars in thousands)



                                                                  Year Ended
                                                                  December 31,
                                                           1993       1992       1991

Revenues........................................         $  89,099  $  86,255  $  90,597
Business interruption revenue...................             9,547      7,146         --
          Total.................................            98,646     93,401     90,597

Operating expenses:
 Direct operating and programming...............            22,078     22,473     24,433
 Selling, general and administrative............            16,692     18,817     16,761
 Depreciation and amortization..................            37,240     39,407     38,427
 Management fees to Managing Affiliate..........             4,681      4,831      4,497

          Total.................................            80,691     85,528     84,118

Operating income................................            17,955      7,873      6,479

Interest expense................................           (29,470)   (30,272)   (39,413)
Priority return to an affiliate.................                --      5,247     (3,643)
Other income....................................               271        535         --

Loss before cumulative effect of change in
 accounting principle...........................           (11,244)   (16,617)   (36,577)
Cumulative effect of change in accounting for
 income taxes...................................           (59,500)        --         --

          Net loss..............................           (70,744)   (16,617)   (36,577)

Priority return on redeemable preferred limited
 partner interests..............................           (57,436)   (52,135)   (44,271)
Net loss allocated to redeemable limited
 partners.......................................             9,720      8,309     10,494
Accretion requirements of redeemable limited
 partners.......................................            (5,000)   (12,924)   (14,900)

          Net loss of general partner after
           priority return and accretion
           requirements.........................         $(123,460) $ (73,367) $ (85,254)

          Net loss per general partner unit
           after priority return and accretion
           requirements.........................         $ (12,346) $  (4,446) $  (5,162)













              See notes to consolidated financial statements.
               OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF GENERAL PARTNER'S EQUITY (DEFICIENCY)
                          (Dollars in thousands)

     General
     Partner

Balance, December 31, 1990............................................$(163,434)
Net loss of general partner after priority return and accretion requirements.........................................................  (85,254)

Balance, December 31, 1991............................................ (248,688)

Net loss of general partner after priority return and accretion requirements.........................................................  (73,367)

Balance, December 31, 1992............................................ (322,055)

Conversion of general partnership interests to preferred limited
 partnership interests................................................   (6,500)
Net loss of general partner after priority return and accretion requirements......................................................... (123,460)
Capital distribution..................................................     (100)

Balance, December 31, 1993............................................$(452,115)


































              See notes to consolidated financial statements.

               OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in thousands)

                                                                    Year Ended
                                                                    December 31,
                                                              1993      1992      1991
Cash flows from operating activities:
 Net loss..........................................         $(70,744) $(16,617) $(36,577)
 Adjustments to reconcile net loss to net cash
  provided by (used for) operating activities:
   Depreciation and amortization...................           37,240    39,407    38,427
   Gain on property damage related to hurricane....               --      (535)       --
   Cumulative effect of change in accounting
    principle......................................           59,500        --        --
   Changes in operating assets and liabilities, net
    of effects of acquisitions and transfer of
    property:
     Subscriber receivables........................             (890)      498    (1,835)
     Prepaid expenses and other assets.............             (251)      (58)   (1,444)
     Accounts payable..............................           (1,585)      (13)     (347)
     Subscriber advance payments and deposits......             (884)      (59)     (446)
     Accrued interest and other liabilities........             (494)  (10,245)    2,402
   Deferred business interruption proceeds.........           (5,240)    6,279        --

Net cash provided by operating activities..........           16,652    18,657       180

Cash flows from investment activities:
 Expenditures for property, plant and equipment....          (23,164)  (26,827)  (21,859)
 Insurance proceeds for property damage related to
  hurricane........................................               --     6,800        --
 Proceeds from repayment of note receivable from
  affiliated partnership...........................               --    10,157        --
 Purchase of limited partner equity interests......           (9,795)       --        --

Net cash used for investment activities............          (32,959)   (9,870)  (21,859)

Cash flows from financing activities:
 Proceeds from debt................................           13,000    59,956       276
 Repayments of debt................................           (7,165)  (90,314)   (4,510)
 Costs associated with debt financing..............               --      (969)       --
 Limited partners' contributions...................               --        --    32,100
 Payments of priority return.......................          (22,300)  (22,300)  (20,950)
 Amounts advanced from (to) affiliates.............           37,193    48,119    (3,451)
 Capital distribution..............................             (100)       --        --

Net cash provided by (used for) financing
 activities........................................           20,628    (5,508)    3,465

Increase (decrease) in cash and cash equivalents...            4,321     3,279   (18,214)

Cash and cash equivalents, beginning of period.....            7,050     3,771    21,985

Cash and cash equivalents, end of period...........         $ 11,371  $  7,050  $  3,771

Supplemental disclosure of cash flow activity -
 Cash payments for interest........................         $ 30,117  $ 32,387  $ 40,846





              See notes to consolidated financial statements.
               OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollars in thousands)


1. The Partnership:

Olympus Communications, L.P. and Subsidiaries ("Olympus") is a joint venture limited partnership formed under the laws of Delaware with 50% of the outstanding voting interests controlled by Adelphia Communications Corporation ("ACC"). Olympus' operations consist primarily of selling video programming which is distributed to subscribers for a monthly fee through a network of fiber optic and coaxial cables.

The consolidated financial statements include the accounts of Olympus and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

2. Summary of Significant Accounting Policies:

Subscriber Revenues

Subscriber revenues are recorded in the month the service is provided.

Subscriber Receivables

An allowance for doubtful accounts of $2,598 and $1,638 is recorded as a reduction of subscriber receivables at December 31, 1993 and 1992, respectively.

Programming Expense

Prior to July 1, 1992, ACC charged programming expense to affiliates (including Olympus) based on the number of subscribers to each programming service in the affiliate. Effective July 1, 1992, programming expense charged by ACC to affiliates is based on cost reductions under programming contracts from incremental subscribers, as well as the number of subscribers. The effect of this change was to decrease programming expense by $2,888 and $814 for the years ending December 31, 1993 and 1992, respectively.

Property, Plant and Equipment

Property, plant and equipment are comprised of the following:

                                                                           December 31,

                                                                          1993      1992

     Operating plant and equipment...........................           $197,604  $174,509
     Real estate and improvements............................              4,158     5,717
     Support equipment.......................................              3,440     3,113
     Construction in progress................................             15,258    13,966
                                                                         220,460   197,305
     Accumulated depreciation................................            (56,771)  (39,553)
                                                                        $163,689  $157,752

Depreciation is computed on the straight-line method using estimated useful lives of 5 to 18 years for operating plant and equipment and 3 to 20 years for support equipment and buildings. Additions to property, plant and equipment are recorded at cost which includes amounts for material, applicable labor, and interest. Olympus capitalized interest amounting to $436 for 1993 and 1992.






               OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollars in thousands)
                                (Continued)


2. Summary of Significant Accounting Policies, continued:

Intangible Assets

Intangible assets, net of accumulated amortization, are comprised of the following:


                                                                            December 31,
                                                                           1993      1992

     Purchased franchises.....................................           $248,647  $255,926
     Purchased subscriber lists...............................                 63     2,024
     Goodwill.................................................              4,568     4,707
     Non-compete agreements...................................             20,211    31,238
                                                                         $273,489  $293,895

A portion of the aggregate purchase price of cable television systems acquired has been allocated to purchased franchises, purchased subscriber lists, non-compete agreements and goodwill. Purchased franchises and goodwill are amortized on the straight-line method over periods, which range from 34 to 40 years. Purchased subscriber lists are amortized on the straight-line method over 7 years. Non-compete agreements are amortized over their contractual lives, which range from 2 to 10 years. Accumulated amortization of intangible assets amounted to $81,668 and $62,101 at December 31, 1993 and 1992, respectively.

Amortization of Other Assets

Deferred debt financing costs, included in other assets, are amortized over the term of the related debt. The unamortized amount included in prepaid expenses and other assets was $2,426 and $1,360 at December 31, 1993 and 1992, respectively.

Net Loss Per General Partner Unit After Priority Return and Accretion
Requirements

Net loss per general partner unit after priority return and accretion requirements is based upon the weighted average number of general partner units outstanding of 10.0 for 1993, and 16.5 for 1992 and 1991.

Cash and Cash Equivalents

Olympus considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Noncash Financing and Investment Activities

                                                              December 31,
                                                          1993     1992     1991


     Notes issued to sellers in connection with an
      acquisition......................................$    --  $    --  $   274








               OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollars in thousands)
                                (Continued)


3. Business Interruption and Property Damage Related to Hurricane:

On August 24, 1992, service in Olympus' South Dade system was interrupted by
Hurricane Andrew. The hurricane damaged property with a net book value of approximately $6,265. Olympus maintained insurance for property loss and for business interruption and transmission lines. Olympus received net proceeds of approximately $4,305 and $20,225 from the insurance carriers in the years ended December 31, 1993 and 1992, respectively.

Olympus has made an allocation of insurance proceeds. Of the $24,530 in total insurance proceeds received, $6,800 was allocated to property damage resulting in a $535 gain (included in other income) in 1992 and $9,547 and $7,146 were allocated to business interruption in 1993 and 1992, respectively. Remaining insurance proceeds of $1,037 have been deferred to provide for business interruption in 1994.

4. Debt:

Notes Payable to Banks

Notes payable to banks of Olympus' subsidiaries are comprised of the following:

                                                                             December 31,
                                                                           1993      1992

     Revolving credit agreement with banks, converted into
      term notes with quarterly principal installments
      increasing from 1% to 5.25% due March 31, 1993 through
      1999 -- Adelphia Cable Partners, L.P. ("ACP")...........            323,900  $323,900
     $45,000,000 revolving credit agreement with banks
      convertible into term notes with the first quarterly
      installment of 2% due September 30, 1993 and due through
      1999 -- Northeast Cable, Inc. ("Northeast").............             44,100    38,000
                                                                         $368,000  $361,900

The ACP revolving credit agreement converted to a term note on December 30, 1992. Simultaneous with the conversion, ACP prepaid $25,000 of principal through March 31, 1994. The amount of actual borrowings available to Northeast under revolving credit agreements is generally based upon achieving certain levels of operating performance. Northeast pays commitment fees of .375% of unused principal. Borrowings under the ACP and Northeast credit arrangements are collateralized substantially by a pledge of the stock or partnership interests of the subsidiaries. These agreements stipulate, among other things, limitations on additional borrowings, investments, transactions with affiliates, payment of dividends, distributions and fees, and requires the maintenance of certain financial ratios. The indebtedness under these agreements is non-recourse to Olympus and ACC.

Interest rates charged for the ACP and Northeast bank debt are based upon one or more of the following options: prime rate plus 0% to 1.50%, certificate of deposit rate plus .88% to 2.63%, or Eurodollar rate plus .75% to 2.50%. The weighted average interest rate on notes payable of ACP and Northeast to the banks, including the effect of interest rate hedging arrangements was 6.26% and 6.85% at December 31, 1993 and 1992, respectively. Interest on outstanding borrowings is generally payable on a quarterly basis.





               OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollars in thousands)
                                (Continued)


4. Debt, continued:

Notes Payable to Banks, continued:

Olympus has entered into interest rate swap agreements with banks and ACC to reduce the impact of changes in interest rates on its floating rate bank debt. At December 31, 1993, Olympus had a net total notional principal amount of $150,000 outstanding under such agreements, which expire from 1992 through 2000. These agreements provide for a weighted average rate of 8.36%, at December 31, 1993. Olympus is exposed to credit loss in the event of nonperformance by the bank and ACC. Olympus does not expect any such nonperformance. Net settlement amounts under these swap agreements are recorded as adjustments to interest expense during the period incurred.

Through March 27, 1992, an affiliated partnership of certain executive officers of ACC, which owns several cable television systems, guaranteed indebtedness under ACP's credit agreement with banks. During the period of this guarantee, the cash flow of this affiliated partnership was available to Olympus for the purpose of paying interest on this indebtedness. This guarantee was subject to release by the banks if certain conditions were met including the achieving of certain levels of operating performance, the repayment of a $10,157 term note of the affiliated partnership to Olympus, plus accrued interest, and the repayment of a certain amount of ACP bank debt.


In consideration for this guarantee, the affiliated partnership had the right to transfer all of its assets to Olympus, on or before March 31, 1992, as amended, in exchange for $29,000 in Preferred Limited Partner ("PLP") Interests subject to a 16.5% return on such interests as if they had been issued on January 30, 1990. Alternatively, before or at the time the banks released the guarantee, but not later than March 31, 1992, ACC was entitled to contribute to Olympus an amount equal to the fair market value of $29,000 in PLP Interests assuming such interests had been issued on January 30, 1990 in exchange for $29,000 in PLP Interests subject to a 16.5% return on such interests as if they had been issued on January 30, 1990. If such a transaction had occurred, Olympus would have been required to pay to the affiliated partnership the excess, if any, of the contribution over $29,000. Through December 31, 1991, Olympus has accrued $9,251 for this potential obligation. This accrual, net of the available cash flow provided by the affiliated partnership of $1,524 through December 31, 1991, has been included on the Statement of Operations under the caption "Priority Return to an Affiliate".

Prior to March 31, 1992, Olympus, ACC and the affiliated partnership consummated a series of transactions which resulted in the repayment of amounts owed to Olympus by the affiliate, the release of the affiliate from the guarantee and the cancellation of the rights of the affiliate and ACC to contribute assets to Olympus in return for PLP Interest and the related return thereon, through an amendment to the Olympus partnership agreement. As a condition of the release of the affiliate's guarantee, ACP repaid $24,000 of its bank debt through funds provided by Olympus. Olympus obtained these funds through the repayment of the term note plus interest from the affiliate and advances from affiliates of ACC. In connection with the amendment, as of March 31, 1992, Olympus reversed $5,674 of the net priority return amounts previously accrued under the guarantee arrangement.

Other Debt

Other debt, with interest at 6.0% to 11.3%, consists of purchase money indebtedness and capital leases incurred in connection with the acquisition of, and are collateralized by, certain equipment.

               OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollars in thousands)
                                (Continued)


4. Debt, continued:

Maturities of Debt

Maturities of debt, for the five years after December 31, 1993, are as follows:


1994................................................................$20,658
1995................................................................ 41,262
1996................................................................ 56,047
1997.................................................................71,801
1998................................................................ 98,025

Management intends to fund its requirements for maturities of debt under new credit arrangements and internally generated funds. Changing conditions in the financial markets may have some impact on how Olympus will refinance its debt in the near future. Management does not expect these matters to adversely affect Olympus' operations during the next several years.

5. 16.5% Redeemable PLP Interests and Special Limited Partner Interests:

The PLP Interests issued to ACC are nonvoting, senior to claims represented by other partner interests, provide for a priority return of 16.5% per annum, (payable quarterly) and are to be repaid by 2004. In the event that any priority return is not paid when due, such unpaid amounts will accrue additional return at a rate of 18.5% per annum. The unpaid priority return amounted to $95,930 and $60,794 at December 31, 1993 and 1992, respectively.

The following summarizes the issuance of PLP Interests to ACC for the three years ended December 31, 1993:


     Balance, December 31, 1990.........................................$237,501

     Issuances during 1991..............................................  32,100

     Balance, December 31, 1991 and 1992................................ 269,601

     Conversion of general partnership interests to preferred limited
      partnership interests.............................................   6,500

     Balance, December 31, 1993.........................................$276,101

Special limited partner interests were issued to ACC in connection with the issuance of PLP Interests and general partner interests, without any contribution of assets by ACC. These interests provide for special allocations of Olympus' income (Note 6).













               OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollars in thousands)
                                (Continued)


6. Redeemable Limited Partner Interests and General Partner's Equity
(Deficiency):

The general partner and limited partners of Olympus will generally share in future net income and losses of Olympus based upon their respective percentage ownership of partnership voting units except for certain special allocation provisions set forth in the Olympus partnership agreement. As specified in the partnership agreement, after the holders of the PLP
Interests have received a return of their capital plus 16.5% per annum priority return, distributions by Olympus will be made in the following order: (i) to partners holding voting units (other than ACC) until each partner receives an 18% compounded return on its investment; (ii) to ACC until it receives an 18% compounded return on its investment in the voting units; (iii) to ACC as managing general partner, to the special limited partners and to the partners holding voting units until each partner holding voting units receives a 24% compounded return on its investment; and (iv) to ACC as managing general partner, to the special limited partners and to the partners holding voting units.

The $16,500 in redeemable limited partner units issued to unrelated parties in connection with the 1990 cable television system acquisitions represent voting partnership interests which are subject to certain put and call rights. In the event that any such redemption or purchase of limited partner units results in ACC owning more than 50% of the Partnership's voting interests, ACC will be required under the Partnership Agreement to reduce its voting interests so as to maintain its voting interest at or below 50%. ACC may at its option convert voting partner units to PLP Interests or senior debt in order to maintain its voting interest at or below 50%.

After giving notice to Olympus in July 1992, the holder of the $6,500 in limited partner interests exercised its right to require Olympus to redeem its units on or before January 30, 1993. On January 3, 1993, Olympus acquired the redeemable limited partner units from the holder for $9,795. Concurrently, ACC converted 6.5 general partner units to PLP interests, thereby maintaining its 50% partnership voting interest.

The holders of $10,000 of redeemable limited partner units can, at various dates through January 1996, require Olympus to redeem all of its units at the fair market value of the units on the exercise date. In the event that Olympus does not make the required purchase or if such purchase would cause Olympus, ACC or any affiliate of ACC to be in default of the provisions of their respective loan agreements, then Olympus may sell the assets and liquidate the partnership. At various dates through January 1996, ACC may purchase the $10,000 in limited partner units at their fair market value at the exercise date.

For financial reporting purposes, the $9,900 redemption price on the $6,500 in limited partner units was being accreted using the interest method. Such accretion was charged proportionately to the remaining limited and general partners' capital accounts. The carrying value of the $10,000 limited partner units are being adjusted as the fair market value of the units change. The difference between the carrying value and the fair market value was being accreted ratably through January 1993 as a charge to the general partners' capital account.









               OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollars in thousands)
                                (Continued)


6. Redeemable Limited Partner Interests and General Partners' Equity
(Deficiency),
   continued:

The following summarizes activity related to the redeemable limited partners for the three years ended December 31, 1993:

Balance, December 31, 1990.............................................$ 10,494

     Net loss allocated to redeemable limited partners................. (10,494)
     Accretion requirements to redeemable limited partners.............  14,900

Balance, December 31, 1991.............................................  14,900

     Net loss allocated to redeemable limited partners.................  (8,309)
     Accretion requirements to redeemable limited partners.............  12,924

Balance, December 31, 1992.............................................  19,515

     Redemption of limited partnership interests on January 3, 1993....  (9,795)
     Net loss allocated to redeemable limited partners.................  (9,720)
     Accretion requirements to redeemable limited partners.............   5,000

Balance, December 31, 1993.............................................$  5,000


7. Commitments and Contingencies:

Olympus rents office space, tower sites, and space on utility poles under leases with terms which are generally less than one year or under agreements that are generally cancelable on short notice. Total rental expense under all operating leases aggregated $1,148, $1,008 and $1,104 for 1993, 1992 and 1991, respectively.

In connection with certain obligations under existing franchise agreements, Olympus obtains surety bonds guaranteeing performance to municipalities and public utilities. Payment is required only in the event of nonperformance. Olympus has fulfilled all of their obligations such that no payments under surety bonds have been required.

As of July 1, 1993, Olympus adopted a program to self insure for casualty and business interruption insurance. This program is part of an aggregate agreement between Olympus and subsidiaries in which Olympus will provide insurance for casualty and business interruption claims of up to $10,000 and $20,000 per claim, respectively, for each subsidiary. These risks were previously insured by outside partners with nominal deductible amounts.

On October 5, 1992, Congress passed the 1992 Cable Act which significantly expands the scope of regulation of certain subscriber rates and a number of other matters in the cable industry. The original rate regulations required a reduction of rates charged for regulated services, as defined, to the greater of a calculated benchmark level or a reduction of 10% from the rate in force as of September 30, 1992. Under the Cable Act, programming services offered on a per channel basis, "a la carte", are generally not considered regulated service. In March 1994, the FCC released revised rate regulations. These revised regulations, among other things, created a new benchmark formula and new targets for additional rate reductions. In addition, the FCC offered further guidance as to what constitute a la carte services.



               OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollars in thousands)
                                (Continued)


7. Commitments and Contingencies, continued:

Olympus is currently unable to predict the effect that the amended regulations, future FCC treatment of a la carte packages or further FCC rate rulemaking proceedings will have on its business and results of operations in future periods. To the extent applicable, the regulations could result in a rollback of existing Olympus rates. Olympus intends to continue to assess the effect of FCC rate regulations. No assurances can be given at this time that such matters will not have a material negative financial impact on Olympus's business.

8. Employee Benefit Plans:

Olympus participates in an ACC savings plan (401(k)) which provides that eligible full-time employees may contribute from 2% to 20% of their pre-tax compensation. Olympus matches contributions not exceeding 1.5% of each participant's pre-tax compensation. During 1993, 1992 and 1991, no significant matching contributions were made by Olympus.

9. Taxes on Income:

Several subsidiaries of Olympus are corporations that file separate federal and state income tax returns. At December 31, 1993, these subsidiaries had net operating loss carryforwards federal income tax purposes of approximately $150,400 expiring through 2008.

Olympus adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," effective January 1, 1993. This Statement supersedes Accounting Principles Board Opinion No. 11, "Accounting for Income Taxes," which Olympus had followed previously and under which Olympus recorded no deferred tax liability. The cumulative effect of adopting SFAS No. 109 at January 1, 1993 was to increase the net loss by $59,500 for the year ended December 31, 1993. As a result of applying SFAS No. 109, $47,130 of previously unrecorded deferred tax benefits from operating loss carryforwards incurred by Olympus were recognized at January 1, 1993 as part of the cumulative effect of adopting the Statement. Under prior accounting, a part of these benefits would have been recognized as a reduction of income tax expense from continuing operations in the year ended December 31, 1993.

Deferred income taxes reflect the net tax effects of: (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising Olympus's net deferred tax liability as of December 31, 1993 are as follows:

     Deferred tax liabilities:
       Differences between book and tax basis of property..............$106,309

     Deferred tax assets:
       Operating loss carryforwards....................................  58,034
       Other...........................................................     380
       Valuation allowance............................................. (11,605)

          Subtotal.....................................................  46,809

     Net deferred tax liability........................................$ 59,500

The net change in the valuation allowance in 1993 was an increase of $11,509.

               OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollars in thousands)
                                (Continued)

10. Disclosures about Fair Value of Financial Instruments:

Included in Olympus' financial instrument portfolio are cash, notes payable, interest rate swaps, and redeemable limited partner interests (including redeemable preferred limited partner interests and the accrued priority return thereon). The carrying values of the notes payable and redeemable limited partnership interests approximate their fair values at December 31, 1993. The fair value of the interest rate swaps exceeded their carrying cost by approximately $7,121 at December 31, 1993. The fair values of the debt and interest rate swaps were based upon quoted market prices of similar instruments or on rates available to Olympus for instruments of the same remaining maturities.

The aggregate of the redeemable limited partner and the redeemable preferred limited partner interests (collectively "The Aggregate Redeemable Partner Interests") had carrying values totalling $377,000 at December 31, 1993.
The Aggregate Redeemable Partner Interests had an estimated fair value ranging from $250,000 to $300,000 at December 31, 1993. The fair value of the Aggregate Redeemable Partner Interests was based upon an investment bank market research report, computed using multiples of estimated cash flows. Considerable judgment is necessary to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that a holder could realize in a current market exchange.
The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

11. Transactions with Related Parties:

Olympus has an agreement with a subsidiary of ACC (Managing Affiliate) which provides for payment of management fees by Olympus equal to 5% of Olympus' gross revenues. The amount and payment of these fees is subject to the restrictions contained in the credit agreements. Olympus also reimburses ACC for direct operating costs, which amounted to $600, $1,245 and $525 for 1993, 1992 and 1991, respectively. In 1992 Olympus assigned to ACC $750 of insurance proceeds for assistance provided with respect to the hurricane and the resulting insurance claims (Note 3).

At December 31, 1991, Olympus held a 16.5% term note from an affiliated partnership of certain executive officers of ACC in the amount of $10,157. This note was repaid on March 27, 1992. Interest income from this affiliated partnership on the term note and other receivables amounted to $597 and $2,271 for 1992 and 1991, respectively, which are included in revenues.

Olympus has periodically received funds from and advanced funds to ACC and other affiliates. Olympus was charged $4,955, $4,497 and $2,798 of interest on such net payables for 1993, 1992 and 1991, respectively.

Net settlement amounts under interest rate swap agreements with ACC are recorded as adjustments to interest expense during the period incurred. The effect of the interest rate swaps was to increase interest expense by $651 and $1,434 in 1993 and 1992, respectively.

Olympus entered into an agreement with an affiliated partnership in 1993 providing for the payment of management fees to Olympus equal to 5% of the affiliated partnership's revenues. Such fees amounted to $397 for 1993, which are included in revenues.

On March 31, 1994, Olympus sold to ACC, rights to provide alternative access in its franchised areas and an investment in an unaffiliated partnership for a purchase price of $15,500. The sale resulted in the reduction of a payable to ACC of $15,500.













ITEM 9.  DISAGREEMENT ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set
forth above in Part I under the caption "Executive Officers of the Registrant" is incorporated herein by reference. The other information required by this item is incorporated herein by reference to the information set forth under the caption "Election of Directors - Description of Board of Directors"; the information set forth under the caption "Election of Directors - Nominee for Election by Holders of Class A Common Stock"; the information set forth under the caption "Election of Directors - Nominees for Election by Holders of Class A Common Stock and Class B Common Stock"; and the information under the caption "Certain Transactions - Certain Reports" in the Company's definitive proxy statement for the 1994 Annual Meeting of Stockholders filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

ITEM 11.  EXECUTIVE COMPENSATION

     The information
required by this item is incorporated herein by reference to the information set forth under the caption "Executive Compensation" in the Company's definitive proxy statement for the 1994 Annual Meeting of Stockholders filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information
required by this term is incorporated herein by reference to the information set forth under the caption "Principal Stockholders" in the Company's definitive proxy statement for the 1994 Annual Meeting of Stockholders filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information
required by this item is incorporated herein by reference to the information set forth under the caption "Certain Transactions" in the Company's definitive proxy statement for the 1994 Annual Meeting of Stockholders filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     Financial Statements,
schedules and exhibits not listed have been omitted where the required information is included in the consolidated financial statements or notes thereto, or is not applicable or required.

(a)(1)A listing of the consolidated financial statements, notes and independent auditors' report required by Item 8 are listed on page 43 of this Annual Report on Form 10-K.

(2)Financial Statement Schedules:

The following are included in this Report:
Schedule II - Amounts Receivable from Related Parties and Underwriters,
              Promoters and Employees other than Related Parties
Schedule III -- Condensed Financial Information of the Registrant
Schedule V -- Property, Plant and Equipment
Schedule VI -- Accumulated Depreciation and Amortization of Property, Plant
              and Equipment
Schedule VIII -- Valuation and Qualifying Accounts

(3)Exhibits

Exhibit No.

                                 Reference


3.01 Certificate of Incorporation
     of Adelphia Communications
     Corporation
Incorporated herein by reference
is Exhibit 3.01 to Registration
Statement No. 33-6974 on Form S-1.

3.02 Bylaws of Adelphia
     Communications Corporation, as
     amended
Filed herewith.

4.01 First Supplemental Indenture,
     dated as of May 4, 1994, with
     respect to Registrant's 9 1/2%
     Senior Pay-In-Kind Notes Due 2004
Incorporated herein by reference
is Exhibit 4.01 to Registrant's
Current Report on Form 8-K dated
May 5, 1994.






4.02 Indenture, dated as of
     February 22, 1994, with respect to
     Registrant's 9 1/2% Senior Pay-In-
     Kind Notes Due 2004
Incorporated herein by reference
is Exhibit 4.05 to Registration
Statement No. 33-52513 on
Form S-4.







4.03 Indenture, dated as of July
     28, 1993, with respect to
     Registrant's 10 1/4% Senior Notes
     Due 2000
Incorporated herein by reference
is Exhibit 4.01 to Registrant's
Quarterly Report on Form 10-Q for
the quarter ended June 30, 1993.






4.04 Amended and Restated
     Indenture, dated as of May 11,
     1993, with respect to Registrant's
     9-7/8% Senior Debentures Due 2005
Incorporated herein by reference
is Exhibit 4.01 to Registrant's
Annual Report on Form 10-K for the
fiscal year ended March 31, 1993.

4.05 Indenture, dated as of
     September 2, 1992, with respect to
     the Registrant's 11-7/8% Senior
     Debentures Due 2004


Incorporated herein by reference
is Exhibit 4.03 to Registration
Statement No. 33-52630 on Form
S-1.





4.06 Indenture, dated as of May 7,
     1992, with respect to the
     Registrant's 12-1/2% Senior Notes
     Due 2002
Incorporated herein by reference
is Exhibit 4.03 to Registrant's
Annual Report on Form 10-K for the
fiscal year ended March 31, 1992.

10.01     Class B Common Stockholders
          Agreement
Incorporated herein by reference
is Exhibit 10.01 to Registration
Statement No. 33-6974 on Form S-1.





10.02     Joinder to Class B Common
          Stockholders Agreement
Filed herewith.

10.03     Registration Rights Agreement
          and Amendment to Registration
          Rights Agreement
Incorporated herein by reference
are Exhibit 10.02 to Registration
Statement No. 33-6974 on Form S-1
and Exhibit 10.35 to Registration
Statement No. 33-25121 on Form S-
1.





10.04     Management Agreement--
          Highland Video Associates, L.P.
Incorporated herein by reference
is Exhibit 10.06 to Registrant's
Annual Report on Form 10-K for the
fiscal year ended March 31, 1990.





10.05     Management Agreement--
          Montgomery Cablevision Associates,
          L.P.

Incorporated herein by reference
is Exhibit 10.08 to Registration
Statement No. 33-6974 on Form S-1.




10.0
6
Management Agreement--
Adelphia Cablevision
Associates of Radnor, L.P.
Incorporated herein by reference
is Exhibit 10.09 to Registration
Statement No. 33-6974 on Form S-1.

10.07     Form of Agreement Regarding
          Management Services for Olympus
          Communications, L.P.
Incorporated herein by reference
is Exhibit 10.06 to Registrant's
Annual Report on Form 10-K for the
fiscal year ended March 31, 1991.


10.08*    Stock Option Plan of 1986,
          as amended
Incorporated herein by reference
is Exhibit 10.07 to Registration
Statement No. 33-46551 on Form
S-1.


10.09*    Restricted Stock Bonus Plan,
          as amended
Incorporated herein by reference
is Exhibit 10.08 to Registration
Statement No. 33-46551 on Form
S-1.


10.10     Business Opportunity
          Agreement
Incorporated herein by reference
is Exhibit 10.13 to Registration
Statement No. 33-3674 on Form S-1.







10.11*    Employment Agreement between
          the Company and John J. Rigas
Incorporated herein by reference
is Exhibit 10.14 to Registration
Statement No. 33-6974 on Form S-1.








10.12*    Employment Agreement between
          the Company and Daniel R. Milliard
Incorporated herein by reference
is Exhibit 10.15 to Registration
Statement No. 33-6974 on Form S-1.


10.13*    Employment Agreement between
          the Company and Timothy J. Rigas
Incorporated herein by reference
is Exhibit 10.16 to Registration
Statement No. 33-6974 on Form S-1.




10.14*    Employment Agreement between
          the Company and Michael J. Rigas
Incorporated herein by reference
is Exhibit 10.17 to Registration
Statement No. 33-6974 on Form S-1.


10.15*    Employment Agreement between
          the Company and James P. Rigas
Incorporated herein by reference
is Exhibit 10.18 to Registration
Statement No. 33-6974 on Form S-1.


10.16     Agreement Regarding
          Management Fees relating to the
          subsidiaries of Chauncey
          Communications Corporation
Incorporated herein by reference
is Exhibit 10.16 of Registrant's
Annual Report on Form 10-K for the
fiscal year ended March 31, 1991.


10.17     Loan Agreement among Chelsea
          Communications, Inc. and The
          Toronto-Dominion Bank Trust
          Company and NCNB Texas National
          Bank, as Agents, and the Banks
          named therein, dated as of
          September 25, 1989
Incorporated herein by reference
is Exhibit 10.01 of Registrant's
Quarterly Report on Form 10-Q for
the quarter ended September 30,
1989.


10.18     First Amended and Restated
          Limited Partnership Agreement of
          Olympus Communications, L.P. and
          First Addendum to the First
          Amended and Restated Limited
          Partnership Agreement of Olympus
          Communications, L.P.
Incorporated herein by reference
is Exhibit 10.01 of Registrant's
Quarterly Report on Form 10-Q for
the quarter ended December 31,
1989.


10.19     First Amendment to First
          Amended and Restated Limited
          Partnership Agreement of Olympus
          Communications, L.P.
Incorporated herein by reference
is Exhibit 10.32 of Registrant's
Annual Report on Form 10-K for the
fiscal year ended March 31, 1990.


10.20     Second Addendum to the First
          Amended and Restated Limited
          Partnership Agreement of Olympus
          Communications, L.P.
Incorporated herein by reference
is Exhibit 10.21 of Registrant's
Annual Report on Form 10-K for the
fiscal year ended March 31, 1991.




1



0.21 Loan Agreement among Adelphia
     Cable Partners, L.P., CCTC
     Acquisition, Inc., Southeast
     Florida Cable, Inc., and The
     Toronto-Dominion Bank Trust
     Company, as Agent, and the Banks
     named therein, dated December 19,
     1989
Incorporated herein by reference
is Exhibit 10.28 of Registrant's
Annual Report on Form 10-K for the
fiscal year ended March 31, 1990.








10.22     Agreement Regarding
          Management Fees relating to
          subsidiaries of Chelsea
          Communications, Inc.
Incorporated herein by reference
is Exhibit 10.31 of Registrant's
Annual Report on Form 10-K for the
fiscal year ended March 31, 1990.


10.23     Form of Note Agreement, dated
          as of August 1, 1990, relating to
          the 10.66% Senior Secured Notes
          due August 1, 1998 of Chauncey
          Communications Corporation
Incorporated herein by reference
is Exhibit 10.01 of Registrant's
Quarterly Report on Form 10-Q for
the quarter ended June 30, 1990.


10.24     Amendatory Agreement
          regarding Chauncey Communications
          Corporation 10.66% Senior Secured
          Note Agreement, dated as of
          August 6, 1991
Incorporated herein by reference
is Exhibit 10.02 of Registrant's
Quarterly Report on Form 10-Q for
the quarter ended September 30,
1991.


10.25     $50,000 Term Note and Pledge
          Agreement between Adelphia
          Communications Corporation as
          lender and Daniel R. Milliard,
          dated October 1, 1988
Incorporated herein by reference
is Exhibit 10.03 of Registrant's
Quarterly Report on Form 10-Q for
the quarter ended September 30,
1991.




10.26     $205,000 Revolving Term Note
          and Pledge Agreement among
          Adelphia Communications
          Corporation as lender, Daniel R.
          Milliard and David Acker
Incorporated herein by reference
is Exhibit 10.04 of Registrant's
Quarterly Report on Form 10-Q for
the quarter ended September 30,
1991.


10.27     First Amendment to Loan
          Agreement among Adelphia Cable
          Partners, L.P., Southeast Florida
          Cable and The Toronto-Dominion
          Bank Trust Company, as Agent,
          dated as of March 1, 1990
Incorporated herein by reference
is Exhibit 10.32 to Registration
Statement No. 33-46551 on Form
S-1.


10.28     Second Amendment to Loan
          Agreement among Adelphia Cable
          Partners, L.P., Southeast Florida
          Cable and The Toronto-Dominion
          Bank Trust Company, as Agent,
          dated as of July 31, 1991
Incorporated herein by reference
is Exhibit 10.33 to Registration
Statement No. 33-46551 on Form
S-1.


10.29     Third Amendment to Loan
          Agreement among Adelphia Cable
          Partners, L.P., Southeast Florida
          Cable and The Toronto-Dominion
          Bank Trust Company, as Agent,
          dated February 21, 1992
Incorporated herein by reference
is Exhibit 10.34 to Registration
Statement No. 33-46551 on Form
S-1.







10.30     Second Amendment to First
          Amended and Restated Limited
          Partnership Agreement of Olympus
          Communications, L.P.
Incorporated herein by reference
is Exhibit 10.35 to Registration
Statement No. 33-46551 on Form
S-1.








10.31     Third Amendment to First
          Amended and Restated Limited
          Partnership Agreement of Olympus
          Communications, L.P.
Incorporated herein by reference
is Exhibit 10.36 to Registration
Statement No. 33-46551 on Form
S-1.











10.32     Agreement for the Purchase of
          Class A Common Stock by the Rigas
          Family, dated May 7, 1992
Incorporated herein by reference
is Exhibit 10.36 of Registrant's
Annual Report on Form 10-K for the
fiscal year ended March 31, 1992.



10.33     First Amendment to Loan
          Agreement among Chelsea
          Communications, Inc. and The
          Toronto-Dominion Bank Trust
          Company and NCNB Texas National
          Bank, as Agents, and the Banks
          named therein, dated as of
          August 10, 1992

Incorporated herein by reference
is Exhibit 10.39 to Registration
Statement No. 33-52630 on Form
S-1.


10.34     Underwriting Agreement
          relating to 11-7/8% Senior
          Debentures Due 2004 by and between
          Adelphia Communications
          Corporation and the Underwriter,
          dated September 2, 1992
Incorporated herein by reference
is Exhibit 10.40 to Registration
Statement No. 33-52630 on Form
S-1.







10.35     Fourth Amendment to Loan
          Agreement among Adelphia Cable
          Partners, L.P., Southeast Florida
          Cable and The Toronto-Dominion
          Bank Trust Company, as Agent,
          dated December 23, 1992
Incorporated herein by reference
is Exhibit 10.41 to Registration
Statement No. 33-52630 on Form S-
1.

10.36     Third Addendum to the First
          Amended and Restated Limited
          Partnership Agreement of Olympus
          Communications, L.P.
Incorporated herein by reference
is Exhibit 10.43 to Registrant's
Annual Report on Form 10-K for the
fiscal year ended March 31, 1993.


10.37     Fourth Addendum to the First
          Amended and Restated Limited
          Partnership Agreement of Olympus
          Communications, L.P.
Incorporated herein by reference
is Exhibit 10.44 to Registrant's
Annual Report on Form 10-K for the
fiscal year ended March 31, 1993.


10.38     Fifth Addendum to the First
          Amended and Restated Limited
          Partnership Agreement of Olympus
          Communications, L.P.
Incorporated herein by reference
is Exhibit 10.45 to Registrant's
Annual Report on Form 10-K for the
fiscal year ended March 31, 1993.







10.39     Sixth Addendum to the First
          Amended and Restated Limited
          Partnership Agreement of Olympus
          Communications, L.P.
Incorporated herein by reference
is Exhibit 10.46 to Registrant's
Annual Report on Form 10-K for the
fiscal year ended March 31, 1993.








10.40     Purchase Agreement relating
          to 10 1/4% Senior Notes Due 2000,
          Series A and B, by and between
          Adelphia Communications
          Corporation and the Purchaser,
          dated July 20, 1993
Incorporated herein by reference
is Exhibit 10.01 to Registrant's
Quarterly Report on Form 10-Q for
the quarter ended June 30, 1993.





10.41     Registration Rights Agreement
          relating to 10 1/4% Senior Notes
          Due 2000, Series A and B, by and
          between Adelphia Communications
          Corporation and the Purchaser,
          dated July 28, 1993
Incorporated herein by reference
is Exhibit 10.02 to Registrant's
Quarterly Report on Form 10-Q for
the quarter ended June 30, 1993.








10.42     Agreement for the Purchase of
          Class A Common Stock by the Rigas
          family, dated January 7, 1994
Incorporated herein by reference
is Exhibit 10.01 to Registrant's
Quarterly Report on Form 10-Q for
the quarter ended December 31,
1993.




10.43     Underwriting Agreement
          between the Company and Salomon
          Brothers, Inc., dated January 7,
          1994
Incorporated herein by reference
is Exhibit 10.01 to Registrant's
Current Report on Form 8-K dated
January 14, 1994.




10.44     Registration Agreement
          between the Company and Salomon
          Brothers, Inc., dated January 7,
          1994
Incorporated herein by reference
is Exhibit 10.02 to Registrant's
Current Report on Form 8-K dated
January 14, 1994.




10.45     Second Amendment to Loan
          Agreement between Chelsea
          Communications, Inc. and The
          Toronto-Dominion Bank Trust
          Company and Nationsbank of Texas,
          N.A, as Agents, dated December 31,
          1993
Incorporated herein by reference
is Exhibit 10.03 to Registrant's
Current Report on Form 8-K dated
January 14, 1994.




10.46     Purchase Agreement relating
          to 9 1/2% Senior Pay-In-Kind Notes
          Due 2004, Series A, by and between
          Adelphia Communications
          Corporation and the Purchaser,
          dated February 14, 1994
Incorporated herein by reference
is Exhibit 10.01 to Registration
Statement No. 33-52513.





10.47     Registration Rights Agreement
          relating to 9 1/2% Senior Pay-In-
          Kind Notes Due 2004, Series A, by
          and between Adelphia
          Communications Corporation and the
          Purchaser, dated February 22, 1994
Incorporated herein by reference
is Exhibit 10.02 to Registration
Statement No. 33-52513.





21.01     List of Subsidiaries of
          Adelphia Communications
          Corporation
Incorporated herein by reference
is Exhibit 21.01 to registrant's
Annual Report on form 10-K for the
fiscal year ended March 31, 1993.


23.01 Independent Auditors Consent  Filed herewith.

The Registrant will furnish to the Commission upon request copies of instruments not filed herewith which authorize the issuance of long-term obligations of Registrant not in excess of 10% of the Registrant's total assets on a consolidated basis.

(b)The Registrant filed the following Reports on Form 8-K during the three (3) months ended March 31, 1994.

  Date of Report             Item Reported      Financial Statements Filed

 January 7, 1994                Item 5                   None

(c)The Company hereby files as exhibits to this Form 10-K the exhibits set forth in Item 14(a)(3) hereof which are not incorporated by reference.

(d)The Company hereby files as financial statement schedules to this Form 10-K the financial statement schedules set forth in Item 14(a)(2) hereof.
_________________________
*Denotes management contracts and compensatory plans and arrangements required to be identified by Item 14(a)(3).

                                                               SCHEDULE II


           ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
         AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
            PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES
                          (Dollars in thousands)



                              Balance at                             Balance at
                              Beginning                                 end of
                              of Period     Additions  Collections     Period

Year Ended March 31, 1992

Name of debtor:

Daniel R. Milliard...........        245           10           --           255

                             $       245    $      10   $       --   $       255



Year Ended March 31, 1993

Name of debtor:


Daniel R. Milliard...........         255           --           --          255
                              $       255    $      --   $       --    $     255




Year Ended March 31, 1994

Name of debtor:


Daniel R. Milliard...........            255           --           50
205
                             $       255    $      --   $       50   $     205



During fiscal 1990 and 1991, the Company loaned an aggregate $225,000 to Daniel
R. Milliard and an unaffiliated third party, pursuant to several revolving term and term notes, for capital expenditures and working capital purposes.
Interest on the notes varies based on the published applicable federal rate.


















                                                               SCHEDULE III
                                                                Page 1 of 4

           ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      Condensed Information as to the
                   Financial Position of the Registrant
                          (Dollars in thousands)



                                                               March 31,
                                                           1994        1993
ASSETS:

Investments in cable television subsidiaries........... $  50,126  $   79,188
Property and equipment - net...........................    21,297       5,309
Cash and cash equivalents..............................        80          88
Other assets - net....................................     21,582      17,819
Notes and receivables from cable television
 subsidiaries and related parties - net................   295,862     112,962
          Total........................................$  388,947  $  215,366


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY):

Losses and distributions in excess of investments in
 and net advances to cable television subsidiaries....$  237,006  $  182,510
Other debt............................................                                  6,931       2,915
Unsecured notes payable to cable television
 subsidiaries.........................................                                128,382     128,382
12 1/2% Senior Notes due 2002.........................                                400,000     400,000
10 1/4% Senior Notes due 2000 (face amount ($110,000).   108,765          --
11 7/8% Senior Debt due 2004 (face amount $1250,00)...   124,442     124,416
9 7/8% Senior Debt due 2005 (face amount $130,000)....   127,882     127,781
13% Senior Subordinated Notes due 1996...............         --      99,329
9 1/2% Pay-In-Kind Notes due 2004.....................   150,000          --
Accrued interest and other liabilities................    23,603      18,647

          Total liabilities........................... 1,307,011   1,083,980

Stockholders' equity (deficiency) (see consolidated
 financial statements for detail)....................  (918,064)   (868,614)

          Total......................................$ (388,947) $  215,366













      See notes to condensed financial information of the Registrant.
                                                               SCHEDULE III
                                                                Page 2 of 4

           ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      Condensed Information as to the
                       Operations of the Registrant
                          (Dollars in thousands)


                                              Year Ended March 31,
                                           1994       1993       1992

INCOME:

Income from subsidiaries and affiliates.........         $  53,004  $  46,666  $  42,156

EXPENSES:

Operating expenses..............................               660        704      1,258
Fees to subsidiaries............................             2,050      1,107        524
Depreciation and amortization...................             3,610      2,321      1,809
Interest expense to subsidiaries and
 affiliates.....................................             5,893     25,813     32,354
Interest expense to others......................            88,724     68,759     51,862

Total...........................................           100,937     98,704     87,807

Loss before equity in loss of
 subsidiaries...................................    (47,933)   (52,038)   (45,651)

Equity in net loss of subsidiaries before
 cumulative effect..............................          ( 49,515)   (50,871)   (75,954)
Loss before extraordinary loss and cumulative
 effect of change in accounting principle.......           (97,448)  (102,909)  (121,605)

Extraordinary loss on early retirement of debt..             (752)   (14,386)        --
Cumulative effect of change in accounting for
 income taxes...................................          (89,660)        --         --
Cumulative effect of Olympus change in
 accounting for income taxes....................               --    (59,500)        --

Net Loss........................................        $(187,860) $(176,795) $(121,605)



















      See notes to condensed financial information of the Registrant.

                                                                    SCHEDULE III
                                                         Page 3 of 4

           ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      Condensed Information as to the
                       Cash Flows of the Registrant
                          (Dollars in thousands)


                                              Year Ended March 31,
                                           1994       1993       1992

Cash flows from operating activities:
 Net loss.......................................         $(187,860) $(176,795) $(121,605)
 Adjustments to reconcile net loss to net cash
  provided by operating activities:
   Equity in loss of subsidiaries...............            49,515    50,871     75,954
   Cumulative effect of accounting change.......            89,660    59,500         --
   Extraordinary loss on debt retirement........               752    14,386         --
   Depreciation and amortization ...............             3,396     2,321      1,809
   Noncash interest expense.....................               363       164     35,602
   Loss on disposal of property.................               214        --         --
  Changes in operating assets and liabilities:
   Other assets................................             (6,877)  (18,335)        37
   Accrued interest and other liabilities......       4,956    15,009        948

Net cash used for operating activities..........           (45,881)   (52,879)    (7,255)

Cash flows from investing activities:
 Investments in and advances to subsidiaries....           (72,642)  (135,921)   (69,481)
 Return of capital from a subsidiary............                --         --     37,000
 Proceeds from sale of a subsidiary.............                --         --     12,000
 Dividends received from subsidiaries...........                --     16,150     14,000
 Amounts advanced to related parties - net......          (182,900)   (93,477)    (1,891)
 Expenditures for property and equipment........           (11,772)    (2,184)        --

Net cash used for investing activities.........           (267,314)  (215,432)    (8,372)

Cash flows from financing activities:
 Proceeds from debt.............................           258,674    652,181         45
 Repayments of debt.............................          (101,450)  (251,692)    (5,656)
 (Advances to) repayments of amounts due from
  consolidated subsidiaries.....................                --   (143,823)    21,111
 Redemption premium on debt retirement..........                --    (10,000)        --
 Issuance of Class A Common Stock...............           155,963     21,725         --

Net cash provided by financing activities.......           313,187    268,391     15,500

Increase (decrease) in cash and cash
 equivalents....................................                (8)        80       (127)

Cash and cash equivalents, beginning of year...                 88          8        135

Cash and cash equivalents, end of year..........         $      80  $      88  $       8

Supplemental disclosure of cash flow activity-
 Cash payments for interest.....................         $  84,904  $  53,262  $  15,150


      See notes to condensed financial information of the Registrant.



                                                               SCHEDULE III
                                                                Page 4 of 4

           ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
        Notes to Condensed Financial Information of the Registrant
                          (Dollars in thousands)

1. Notes Payable to Subsidiaries:

Adelphia Communications Corporation ("ACC") has partially funded its acquisitions and capital needs through borrowings and advances from subsidiaries. ACC had issued to certain of its subsidiaries unsecured demand notes payable in the principal amount of and $128,382 at March 31, 1994 and 1993. The notes, which have been eliminated in consolidation, provide for interest at rates ranging from 4.83% to 16.5%, are due upon demand five years after March 31, 1994, and provide that non-payment of principal or interest is not an event of default.

                                                                 SCHEDULE V
           ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                       PROPERTY, PLANT AND EQUIPMENT

                          (Dollars in thousands)

                      Balance                                       Balance
                        at                                            at
                     Beginning                            Other     End of
                     of Period  Additions  Retirements   Changes    Period

Year Ended March 31, 1992
Operating Plant and                                                     1
 Equipment...............    $490,245   $     --    $     --    $ 55,281   $545,526
Real Estate and
 Improvements............      20,275      4,269          --          --     24,544
Support Equipment........      13,754      1,350          --          34     15,138
Construction in
 Progress................      25,915     48,191          --     (55,281)    18,825
   Total.................    $550,189   $ 53,810    $     --    $     34   $604,033

Year Ended March 31, 1993
Operating Plant and                                                  1
 Equipment...............    $545,526   $     --    $     --    $ 38,454   $583,980
Real Estate and
 Improvements............      24,544      3,949          --          --     28,493
Support Equipment........      15,138      8,906          --          --     24,044
Construction in
 Progress................      18,825     66,862          --     (36,557)    49,130
   Total.................    $604,033   $ 79,717    $     --    $  1,897   $685,647

Year Ended March 31, 1994
Operating Plant and                                                  1
Equipment...............    $583,980   $     --    $  2,632    $ 92,103   $673,451
Real Estate and
 Improvements............      28,493     12,657          --          --     41,150
Support Equipment........      24,044      1,104          16          --     25,132
Construction in
 Progress................      49,130     69,319          --     (70,331)    48,118
   Total.................    $685,647   $ 83,080    $  2,648    $ 21,772   $787,851

1
 Amounts include transfers of fixed assets between account categories and assets acquired in a business combination.


















                                                            SCHEDULE VI
           ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 ACCUMULATED DEPRECIATION AND AMORTIZATION
                     OF PROPERTY, PLANT AND EQUIPMENT

                          (Dollars in thousands)


                              Balance                                       Balance
                                 at                                            at
                             Beginning                            Other     End of
                             of Period  Additions  Retirements   Changes    Period

Year Ended March 31, 1992
 Accumulated
  Depreciation...........    $181,418   $ 51,224    $     --    $     34   $232,676

Year Ended March 31, 1993
 Accumulated
  Depreciation...........    $232,676   $ 54,112    $     --    $     --   $286,788

Year Ended March 31, 1994
 Accumulated
  Depreciation...........    $286,788   $ 56,370    $  1,597    $     --   $341,561
/TABLE

                                                       SCHEDULE VIII
           ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                     VALUATION AND QUALIFYING ACCOUNTS

                          (Dollars in thousands)


                                Balance    Charged
                                  at       to Costs               Balance
                               Beginning      and    Deductions-  at End
                               of Period  Expenses   Write-Offs  of Period
Year Ended March 31, 1992

Allowance for Doubtful Accounts......       $   1,527  $   1,767  $    1,330  $   1,964


Year Ended March 31, 1993

Allowance for Doubtful Accounts......       $   1,964  $   3,024  $    2,972  $   2,016


Year Ended March 31, 1994

Allowance for Doubtful Accounts......       $   2,016  $   3,975  $    2,388  $   3,603


                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ADELPHIA COMMUNICATIONS CORPORATION

June 28, 1994
                                   By: /s/ John J. Rigas
                                                John J. Rigas,
                                                Chairman, President and
                                                     Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

June 28, 1994
                                       /s/ John J. Rigas
                                                John J. Rigas,
                                                Director


June 28, 1994
                                       /s/ Timothy J. Rigas
                                                Timothy J. Rigas,
                                                Senior Vice President,
                                                Chief Financial Officer,
                                                Treasurer, Director and
                                                Chief Accounting Officer

June 28, 1994
                                       /s/ Michael J. Rigas
                                                Michael J. Rigas,
                                                Senior Vice President
                                                     and Director

June 28, 1994
                                       /s/ James P. Rigas
                                                James P. Rigas,
                                                Vice President and
                                                     Director

June 28, 1994
                                       /s/ Daniel R. Milliard
                                                Daniel R. Milliard,
                                                Vice President, Secretary
                                                     and Director

June 28, 1994
                                       /s/ Perry S. Patterson
                                                Perry S. Patterson,
                                                Director

June 28, 1994                                                 /s/ Pete J.
Metros
                                                Pete J. Metros,
                                                Director