Form 10-K/A
period 1994-03-31
ADELPHIA COMMUNICATIONS CORP
filed 1994-07-29
CIK 796486

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  FORM 10-K/A

                                Amendment No. 1


[X]          Annual Report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                    for the fiscal year ended March 31, 1994


[ ]        Transition report pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934 for the transition period from __________________ to ___________________.


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
                            Yes   x         No
                               -------        ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.______

Aggregate market value of outstanding Class A Common Stock $.01 par value, held by non-affiliates of the Registrant at June 27, 1994 was $84,874,087.50, based on the closing sale price as computed by the NASDAQ National Market System as of that date. For purposes of this calculation only, affiliates are deemed to be directors and executive officers of the Registrant.

Number of outstanding shares of Class A Common Stock, $.01 par value, at June 27, 1993 was 13,507,604.

Number of outstanding shares of Class B Common Stock, $.01 par value, at June 27, 1993 was 10,944,476.

       The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended March 31, 1994 as set forth in the pages attached hereto:

       Item 10 - Directors and Executive Officers of the Registrant

       Item 11 - Executive Corporation

       Item 12 - Security Ownership of Certain Beneficial Owners and Management

       Item 13 - Certain Relationships and Related Transactions



SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

July 29, 1994                         ADELPHIA COMMUNICATIONS CORPORATION


                                      By:   /s/ Timothy J. Rigas
                                         --------------------------------
                                        Timothy J. Rigas
                                        Senior Vice President, Chief
                                         Financial Officer, Treasurer,
                                         Director and Chief Accounting
                                         Officer

Item 10. - Directors and Executive Officers of the Registrant.



       The information set forth in Part I under the caption "Executive Officers of the Registrant" is incorporated herein by reference.

Board of Directors


       Perry S. Patterson
       Age 77

          Perry S. Patterson became a director of Adelphia on September 9, 1986. Since 1977, Mr. Patterson has practiced law in Coudersport, Pennsylvania. From 1975 to 1977, Mr. Patterson served as President Judge of the Court of Common Pleas of the 55th Judicial District in Potter County, Pennsylvania. He was a partner of the law firm of Kirkland & Ellis, in Chicago, Illinois and Washington, D.C. from 1950 to 1973. Mr. Patterson attended Georgetown University and graduated from Northwestern University Law School in 1941.


       John J. Rigas
       Age 69

          John J. Rigas is the founder, Chairman, President and Chief Executive Officer of Adelphia and is President of its subsidiaries. Mr. Rigas has served as President or general partner of most of the constituent entities which became wholly-owned subsidiaries of Adelphia upon its formation in 1986, as well as the cable television operating companies acquired by the Company which were wholly or partially owned by members of the Rigas Family. Mr. Rigas has owned and operated cable television systems since 1952. Among his business and community service activities, Mr. Rigas is Chairman of the Board of Directors of Citizens Bank Corp., Inc., Coudersport, Pennsylvania and a member of the Board of Directors of the Charles Cole Memorial Hospital. He is a director of the National Cable Television Association and a past President of the Pennsylvania Cable Television Association. He is also a member of the board of directors of C-SPAN and the Cable Advertising Bureau, and is a Trustee of St. Bonaventure University. He graduated from Rensselaer Polytechnic Institute with a B.S. in Management Engineering in 1950.

          John J. Rigas is the father of Michael J. Rigas, Timothy J. Rigas and James P. Rigas, each of whom currently serves as a director and executive officer of the Company.

       Michael J. Rigas
       Age 40

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

       Timothy J. Rigas
       Age 38

          Timothy J. Rigas is Senior Vice President, Chief Financial Officer, Chief Accounting Officer and Treasurer of Adelphia and a Vice President of its subsidiaries. Since 1979, Mr. Rigas has served as Vice President, general partner or other officer of the constituent entities which became wholly-owned subsidiaries of Adelphia upon its formation in 1986, as well as the cable television operating companies acquired by the Company which were wholly or partially owned by members of the Rigas Family. Mr. Rigas graduated from the University of Pennsylvania, Wharton School, with a B.S. degree in Economics (cum laude) in 1978.

       James P. Rigas
       Age 36

          James P. Rigas is Vice President of Adelphia and a Vice President of its subsidiaries. Since February 1986, Mr. Rigas has served as a Vice President or other officer of the constituent entities which became wholly-owned subsidiaries of Adelphia upon its formation in 1986, as well as the cable television operating companies acquired by the Company which were wholly or partially owned by members of the Rigas Family. Mr. Rigas graduated from Harvard University (magna cum laude) in 1980 and received a Juris Doctor degree and an M.A. degree in Economics from Stanford University in 1984. From June 1984 to February 1986, he was a consultant with Bain & Co., a management consulting firm.


       Daniel R. Milliard
       Age 47

          Daniel R. Milliard is Vice President and Secretary of Adelphia and its subsidiaries, and also serves as President of a subsidiary, Hyperion Telecommunications, Inc. Since 1982, Mr. Milliard served as Vice President, Secretary and/or General Counsel of Adelphia and the constituent entities which became wholly-owned subsidiaries of Adelphia, as well as the cable television operating companies acquired by the Company which were wholly or partially owned by members of the Rigas Family. He served as outside general counsel to the Company's predecessors from 1979 to 1982. Mr. Milliard graduated from American University in 1970 with a Bachelor of Science degree in Business Administration. He received an M.A. degree in Business from Central Missouri State University in 1971, where he was an Instructor in the Department of Finance, School of Business and Economics, from 1971-1973, and received a Juris Doctor degree from the University of Tulsa School of Law in 1976. He is a director of Citizens Bank Corp., Inc. in Coudersport, Pennsylvania and is President of the Board of Directors of the Charles Cole Memorial Hospital.

       Pete J. Metros
       Age 54

          Pete J. Metros became a director of Adelphia on November 4, 1986. Mr. Metros has been President and a member of the Board of Directors of Rapistan Demag Corporation, a subsidiary of Mannesmann AG, since December 1991. From August 1987 to December 1991, he was President of Rapistan Corp., the predecessor of Rapistan Demag Corporation, and of Truck Products Corp., both of which were major subsidiaries of Lear Siegler Holdings Corp. From 1980 to August 1987, Mr. Metros was President of the Steam Turbine, Motor & Generator Division of Dresser-Rand Company. From 1964 to 1980, he held various positions at the General Electric Company, the last of which was Manager--Manufacturing for the Large Gas Turbine Division. Mr. Metros is also on the Board of Directors of Borroughs Corporation of Kalamazoo, Michigan. Mr. Metros received a BS degree from the Georgia Institute of Technology in 1962.

Certain Reports

       Section 16(a) of the Securities Exchange Act requires the Company's directors, executive officers and persons who beneficially own more than ten percent of a class of the Company's registered equity securities to file with the Securities and Exchange Commission and deliver to the Company initial reports of ownership and reports of changes in ownership of such registered equity securities.

       To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company or written representations that no other reports were required, the Company's directors, executive officers and more than ten percent stockholders filed on a timely basis all reports due under Section 16(a) for the period from April 1, 1993 through March 31, 1994, except that Perry S. Patterson filed two late reports on Form 4 covering a total of three transactions in the Company's Class A Common Stock.

Item 11. - Executive Compensation.


Summary Compensation Table

          The following table sets forth certain information regarding compensation paid by the Company for services rendered during the Company's last three fiscal years in the period ended March 31, 1994 to the Company's Chief Executive Officer and the four most highly compensated executive officers whose compensation exceeded $100,000 in salary and bonus during fiscal 1994:


Annual Compensation

                                                            All Other
    Name and                          Fiscal   Salary    Compensation (a)
Principal Position                     Year      ($)          ($)
- - ------------------                     ----     -----       ---------
John J. Rigas                          1994    576,153       119,750
Chairman, President and                1993    552,358       200,750
Chief Executive Officer                1992    553,525       200,750

Michael J. Rigas                       1994    124,658        10,750
Senior Vice-President - Operations     1993    124,658        10,750
                                       1992    124,921        10,750

Timothy J. Rigas                       1994    124,658        10,750
Senior Vice President, Chief           1993    124,658        10,750
Financial Officer, Treasurer           1992    124,921        10,750
and Chief Accounting Officer

James P. Rigas                         1994    124,658        10,750
Vice President - Operations            1993    124,658        10,750
                                       1992    124,921        10,750

Daniel R. Milliard                     1994    188,849         5,250
Vice President and Secretary           1993    172,527         5,250
                                       1992    168,310         5,250

- - ---------
(a) Pursuant to the Securities and Exchange Commission transitional provisions, explanations of the amounts of All Other Compensation are excluded for fiscal 1993 and 1992. Fiscal 1994 amounts include (i) life insurance premiums paid during each respective fiscal year by the Company under employment agreements with John J. Rigas, Michael J. Rigas, Timothy J. Rigas, James P. Rigas and Daniel R. Milliard in premium payment amounts of $119,000, $10,000, $10,000, $10,000 and $4,500, respectively, on policies owned by the respective named executive officers and (ii) $750 in Company matching contributions for each executive officer under the Company's 401(k) savings plan. The amounts shown above do not include transactions between the Company and certain executive officers or certain entities which are privately owned in whole or in part by the executive officers named in the table. See "Certain Transactions."

     All of the executive officers are eligible to receive bonuses of Class A Common Stock under the Company's Restricted Stock Bonus Plan, as amended, and options to purchase Class A Common Stock under the Stock Option Plan of 1986, as amended, to be awarded or granted at the discretion of the Bonus Committee (as defined therein) and Option Committee (as defined therein), respectively, subject to certain limitations on the number of shares that may be awarded to each executive officer under each of the Plans. No awards were made under either the Restricted Stock Bonus Plan or the Stock Option Plan of 1986 during fiscal 1994.

Employment Contracts and Termination of Employment

     Each of the named executive officers has an employment agreement with the Company which is automatically renewable each year unless one party gives the other prior notice and which provides among other things for compensation review by the Compensation Committee, the insurance premium payments noted above, and benefits. In addition, under such employment agreements, upon termination of such employment for any reason other than "for cause," each of the executive officers will be entitled to receive severance pay equal to three months of the salary plus the amount of insurance premiums payable under such officer's employment agreement which, as of April 1, 1994, in the aggregate in the case of John J. Rigas would be approximately $144,000.


Board of Directors Compensation

     Directors who are not also employees of the Company each receive compensation from the Company for services as a director at a rate of $750 plus reimbursement of expenses for each Board and committee meeting attended. Directors who are employees of the Company do not receive any compensation for services as a director or as a member of Board committees.

Item 12. - Security Ownership of Certain Beneficial Owners and Management.


     The following table sets forth, based on information available to the Company as of June 22, 1994, certain information with respect to the beneficial ownership of Class A Common Stock and Class B Common Stock by each director, all officers and directors of Adelphia as a group, and each person known to Adelphia to own beneficially more than 5% of such Common Stock. Unless otherwise noted, the individuals have sole voting and investment power. The business address of each such person named below, unless otherwise noted, is 5 West Third Street, Coudersport, Pennsylvania 16915.


                                          Shares of           Percent of         Shares of         Percent of
                                           Class A             Class A            Class B           Class B
                                           Common              Common             Common            Common
Name and Addresses                         Stock               Stock              Stock             Stock
- - ------------------                         -----               -----              -----             -----
John J. Rigas                               (a)                 (b)            5,883,004  (c)      53.8%
Michael J. Rigas                            (a)                 (b)            1,915,970  (c)      17.5%
Timothy J. Rigas                            (a)                 (b)            1,915,970  (c)      17.5%
James P. Rigas                              (a)                 (b)            1,151,634  (c)      10.5%
Daniel R. Milliard                            1,000  (d)        (e)                     0           ---
Perry S. Patterson                            1,700             (f)                     0           ---
Pete J. Metros                                  100             (f)                     0           ---
All officers and directors as a group
  (twelve persons)                       17,359,335  (a)(c)     (b)            10,572,731  (c)      96.6%

Syracuse Hilton Head Holdings, L.P.       1,458,151  (g)         10.8%                ---           ---
  5 West Third Street
  Coudersport, Pennsylvania  16915

Ionian Communications, L.P.                 940,000  (h)          6.9%                ---           ---
  5 West Third Street
  Coudersport, Pennsylvania  16915

Highland Holdings                         4,374,453  (i)         32.4%                ---           ---
  5 West Third Street
  Coudersport, Pennsylvania  16915

Ellen K. Rigas                              (j)                 (k)               371,762  (c)       3.4%
  5 West Third Street
  Coudersport, Pennsylvania  16915

The Capital Group, Inc.                     682,500  (l)          5.1%                ---           ---
  333 South Hope Street
  Los Angeles, California  90071

- - ---------

(a) The holders of Class B Common Stock are deemed to be beneficial owners of an equal number of shares of Class A Common Stock because Class B Common Stock is convertible into Class A Common Stock on a one-to-one basis. In addition, the following persons own or have the power to direct the voting of shares of Class A Common Stock in the following amounts: John J. Rigas, 369,400 shares--9,300 shares directly and 360,100 shares through Ionian Communications, L.P. ("Ionian"); Michael J. Rigas, 193,500 shares--200 shares directly and 193,300 shares through Ionian; Timothy J. Rigas, 193,500 shares--200 shares directly and 193,300 shares through Ionian; James P. Rigas, 193,300 shares indirectly through Ionian. See note (h) below. John J. Rigas shares voting power with his spouse with respect to 106,300 of such shares held through Ionian. Each of John J. Rigas, Michael
     J. Rigas, Timothy J. Rigas and James P. Rigas also shares voting and dispositive power with respect to 4,374,453 shares of Class A Common Stock held by Highland Holdings, and 1,458,151 shares of Class A Common Stock held by Syracuse Hilton Head Holdings, L.P. See notes (g) and (i) below.

(b) After giving effect to the conversion solely by each individual holder of all of his Class B Common Stock into Class A Common Stock and including all shares of Class A Common Stock currently held by such individual holder or over which such individual holder has or shares voting or investment power as disclosed in note (a) above or note (h) below, the percentage of Class A Common Stock owned by John J. Rigas, Michael J. Rigas, Timothy J. Rigas and James P. Rigas, and by all officers and directors as a group (twelve persons), would be 65.3%, 56.3%, 56.3%, 54.1% and 72.1%, respectively.
     Further, after giving effect to an additional 4,966,540 shares of Class A Common Stock of which John J. Rigas has the right to direct the voting in the election of directors pursuant to the Class B Stockholders Agreement discussed in the paragraph following this table (and assuming the parties to such agreement converted their Class B Common Stock into Class A Common Stock), as to all of which additional shares John J. Rigas disclaims beneficial ownership, the percentage of Class A Common Stock owned by John
     J. Rigas would be 72.4%.

(c) The amounts shown include 97,949 of the same shares which are owned of record by Dorellenic, and such shares are only included once for "All officers and directors as a group." The named Rigas individuals have shared voting and investment power with respect to these shares.

(d) Daniel R. Milliard shares voting and investment power with his spouse with respect to these shares. In addition, Daniel R. Milliard is deemed to share voting and investment power with respect to 4,374,453 shares of Class A Common Stock held by Highland Holdings. See note (i) below.

(e) Including all shares of Class A Common Stock over which Daniel R. Milliard has or shares voting or investment power as disclosed in note (d) above, the percentage of Class A Common Stock owned by Daniel R. Milliard would be 32.4%.

(f)  Less than 1%.

(g) Syracuse Hilton Head Holdings, L.P. ("SHHH"), Doris Holdings, L.P. ("Doris"), the general partner of SHHH, and Eleni Acquisition, Inc., the general partner of Doris, are affiliates of John J. Rigas, Michael J. Rigas, Timothy J. Rigas and James P. Rigas, each of whom has shared voting and investment power with respect to the shares held by SHHH.

(h) Ionian and Iliad Holdings, Inc., Ionian's general partner, are affiliates of John J. Rigas, Michael J. Rigas, Timothy J. Rigas and James P. Rigas. Through irrevocable proxies, each of the above-named individuals shares with Ionian the power to vote or direct the vote of such number of shares of Class A Common Stock held by Ionian as is specified in note (a) above. In addition, through agreements with Ionian, John J. Rigas (individually and jointly with his spouse), Michael J. Rigas, Timothy J. Rigas and James
     P. Rigas collectively share with Ionian the power to dispose of all 940,000 shares of Class A Common Stock held by Ionian.

(i) Highland Holdings ("Highland") is a general partnership, the general partners of which include John J. Rigas, Michael J. Rigas, Timothy J. Rigas, James P. Rigas, Daniel R. Milliard and Ellen K.

     Rigas, each of whom is deemed to share voting and investment power with respect to the shares held by Highland.

(j) As a holder of Class B Common Stock, Ellen K. Rigas is deemed to be the beneficial owner of an equal number of shares of Class A Common Stock because Class B Common Stock is convertible into Class A Common Stock on a one-to-one basis. In addition, Ellen K. Rigas owns 1,600 shares of Class A Common Stock directly and shares voting and investment power with respect to 4,374,453 shares of Class A Common Stock held by Highland. See note (i) above. Ellen K. Rigas is the daughter of John J. Rigas.

(k) After giving effect to the conversion of all of Ellen K. Rigas' Class B Common Stock into shares of Class A Common Stock and including all shares of Class A Common Stock held by Ellen K. Rigas or over which Ellen K. Rigas has or shares voting or investment power as discussed in note (j) above, the percentage of Class A Common Stock owned by Ellen K. Rigas would be 34.2%.

(l) According to a Schedule 13G, the named entity has sole dispositive power with respect to all of such shares, and sole voting power with respect to 262,500 of such shares. An operating subsidiary of the named entity, Capital Research and Management Company, excercises investment discretion with respect to 350,000 of such shares, and another operating subsidiary, Capital Group Trust Company, exercises investment discretion with respect to 330,000 of such shares, and exercises sole voting power over 260,000 of such shares.

     John J. Rigas, Michael J. Rigas, Timothy J. Rigas, James P. Rigas, Ellen K. Rigas, Daniel R. Milliard, Dorellenic and the Company have entered into a Class B Stockholders Agreement providing that such stockholders shall vote their shares of Common Stock for the election of directors designated by a majority of voting power (as defined in the Agreement) of the shares of Common Stock held by them. The Class B Stockholders Agreement also provides that, in the absence of the consent of the holders of a majority of the voting power of the shares of Common Stock owned by the parties to the Agreement, (i) none of the stockholder parties may sell, assign or transfer all or any part of their shares of Common Stock in a public sale (as defined in the Agreement) without first offering the shares to the other parties to the Agreement and (ii) no stockholder party may accept a bona fide offer from a third party to purchase shares of such stockholder without first offering the shares to the Company and then to the other parties to the Class B Stockholders Agreement. In addition, each party has certain rights to acquire the shares of Common Stock of the others under certain conditions. John J. Rigas has also entered into a Stock Purchase Agreement with the other holder of Class B Common Stock who is not a party to the Class B Stockholders Agreement which gives John J. Rigas certain rights to acquire the shares of Common Stock of such stockholder under certain conditions.

Item 13. - Certain Relationships and Related Transactions.

Management Services

     During the fiscal year ended March 31, 1994, the Company provided management services for certain cable television systems not owned by the Company, including managed partnerships ("Managed Partnerships") in which John
J. Rigas, Michael J. Rigas, Timothy J. Rigas, James P. Rigas, Daniel R. Milliard and Ellen K. Rigas have varied ownership interests. These services included supervision of technical and business operations, accounting, marketing, programming, purchasing, field engineering and other technical and administrative nonfield services. During these periods, the Managed Partnerships paid the Company five to six percent of system revenues for such services. Other fees were charged by the Company to the Managed Partnerships during these periods for goods and services including mark-ups on the Company's volume purchases of equipment, pay programming and other goods and services. In addition, the Managed Partnerships charged the Company for system and corporate costs during these periods. The net fees and expenses charged by the Company to Managed Partnerships amounted to $3,728,000 for fiscal 1994. The Company believes that these fees were no less favorable than the fees which the Company believes it could obtain in similar transactions with unrelated third parties.


Real Estate

     During fiscal 1994, the Company leased from Dorellenic (a partnership owned principally by the Company's executive officers) the Company's corporate headquarters located in Coudersport, Pennsylvania and other real estate used in connection with the operation of the Company Systems including, among others, the offices of the systems serving suburban Buffalo, New York. The partners of Dorellenic are John J. Rigas, Michael J. Rigas, Timothy J. Rigas, James P. Rigas and Ellen K. Rigas. The leases were for varying terms, generally provided for monthly rental payments equal to fair market value rentals, and were no less favorable than the terms of leases which the Company believes it could obtain from unrelated third parties. The Company pays all operating expenses in connection with the leased property. Real estate rental payments to Dorellenic totalled $391,000 for fiscal 1994.

     During fiscal 1987, Dorellenic purchased the real estate used in connection with the Company Systems serving suburban Buffalo, New York directly from the persons who sold such systems to the Company for such sellers' respective net book value for such properties of $639,000. The financing for Dorellenic's purchase of this property was obtained from the Company pursuant to demand notes bearing interest at the Company's cost of funds under a loan agreement, plus 0.25% (10.91% at March 31, 1994). The loan balance for the suburban Buffalo facility of $639,000 was repaid effective March 31, 1994.

     During fiscal 1991, Island Partners, a Pennsylvania general partnership composed of members of the Rigas Family, purchased real estate from third parties used in connection with the Company Systems serving suburban Philadelphia, Pennsylvania. The financing for Island Partners' purchase of this property was obtained from the Company pursuant to demand notes bearing interest at the Company's cost of funds under a loan agreement, plus 0.25% (5.125% at March 31, 1994). The Company leases this property from Island Partners at amounts equal to the interest on the note (plus operating expenses). The loan balance for the suburban Philadelphia facility of $2,882,000 was repaid effective March 31, 1994.

     As of March 31, 1994, the Company purchased various parcels of real estate, including headquarters and office sites, headend sites and other real estate used in connection with the Company's operations, from Dorellenic and Island Partners for an aggregate purchase price of $14,312,000, subject to adjustment based on the completion of fair market appraisals. Also as of March 31, 1994, the Company acquired from certain Managed Partnerships the rights to provide alternate access telecommunications services on such partnerships' cable plant and in such partnerships' respective franchise areas for an aggregate purchase price of $14,000,000, subject to adjustment based on the completion of fair market appraisals.

Equipment Leases

     The Company leases certain vehicles, cable and operating and support equipment from Dorellenic and a corporation which is wholly owned by members of the Rigas Family, for which it made aggregate lease payments of $606,000 in fiscal 1994. Of these leases, $1,415,000 in principal amount is capitalized by the Company for financial reporting purposes at March 31, 1994. Such lease payments equal the lessor's borrowing costs or lease payments to unrelated third parties for such equipment. The Company also pays all operating costs incurred with respect to such equipment. These lease arrangements are expected to continue; however, the terms of such leases may be revised in the future to reflect fair market value rates, but will be no less favorable than the terms of the leases which the Company believes it could obtain from unrelated third parties.

Loans to and from Affiliates

     Certain loans to and from the Company by or to affiliates (which do not include Olympus) as of March 31, 1994 are discussed above (see "Certain Transactions--Real Estate"). Other such loans are summarized below. Interest is charged on such other loans to affiliates at rates which ranged from 6.75% to 16.50% for the year ended March 31, 1994.

     Total interest income on loans to affiliates aggregated $2,883,000 for fiscal 1994. In addition, net settlement amounts under interest rate swap agreements with the Managed Partnerships, recorded as adjustments to interest expense during the period incurred, decreased the Company's interest expense by $1,263,000 for fiscal 1994.

     Net receivables due from the Managed Partnerships for advances made by the Company, including the loans discussed in the following sentence, for the construction and acquisition of cable television systems and for working capital purposes, including accrued interest thereon, were $11,184,000 at March 31, 1994. The Company made loans to Managed Partnerships during fiscal 1994 in the net amount of $20,000,000, for the purpose of a Managed Partnership acquiring from unrelated parties cable television systems serving Palm Beach County, Florida, of which $15,000,000 was outstanding at March 31, 1994.

     During fiscal 1994 the Company made net advances of $10,355,000 to Dorellenic. At March 31, 1994, net receivables from Dorellenic (including accrued interest) were $15,274,000. Amounts advanced to Dorellenic during fiscal 1994 were used primarily for working capital purposes.

     During fiscal 1990 and 1991, the Company loaned an aggregate $255,000 to Daniel R. Milliard and an unaffiliated third party, pursuant to several revolving term and term notes, for capital expenditures and working capital purposes. As of March 31, 1994, the outstanding amount of these loans, which mature in 1995, was $205,000.

     On an end-of-quarter basis, the largest aggregate amount of net outstanding loans and advances receivable from affiliates (directors, officers and five-percent shareholders) or entities they control, including John J. Rigas, Michael
J. Rigas, Timothy J. Rigas, James P. Rigas, Ellen K. Rigas, Daniel R. Milliard, Dorellenic and/or the Managed Partnerships during fiscal 1994 was $31,579,000 at December 31, 1993. At March 31, 1994, such aggregate net amount was $26,663,000.

Business Opportunities

     The Company's executive officers have entered into a Business Opportunity Agreement, dated July 1, 1986 (the "Business Opportunity Agreement"), under which they have agreed not to acquire an interest (except that such persons may, individually for their own account, engage in regular portfolio trading of publicly traded securities of companies in the cable television industry) in any cable television system except: cable television systems which they or their affiliates (excluding the Company) owned, in whole or in part, operated or had agreed to acquire as of July 1, 1986; any expansions of such systems within the same county or an adjacent county (except for systems which are also contiguous to Company-owned systems); and systems which the Company elects not to acquire under its right of first refusal described below and any expansions of such systems within the same county or an adjacent county (except for systems which are also contiguous to Company-owned systems). Otherwise, the executive officers will first offer to the Company the opportunity to acquire or invest in any cable television system or franchise therefor or interest therein that is offered or available to them. If a majority of the Company's Board of Directors, including a majority of the independent directors, rejects such offer, the executive officers may acquire or invest in all of such cable television systems or franchises therefor or interest therein or with others on terms no more favorable to them than those offered to the Company.

     The Company elected not to exercise its right of first refusal with respect to the acquisition of cable systems in Palm Beach County, Florida, which were purchased in June 1993 by a Managed Partnership. The Company did purchase the 14% preferred Class B Limited Partnership Interest in Syracuse Hilton Head Holdings, L.P., a Managed Partnership, from an unaffiliated third party for $18,338,000 on October 6, 1993. The Company's executive officers may from time to time evaluate and, subject to the Company's rights under the Business Opportunity Agreement and covenants in the Company's loan agreements and indentures, may acquire cable television systems or interests therein for their own accounts separately or along with the Company and/or other joint venture parties.

     Except for the limitations on the ownership of cable television systems as described herein, the executive officers of Adelphia and their affiliates are not subject to limitations with respect to their other business activities and may engage in other businesses related to cable television or other telecommunications media. The executive officers will devote as much of their time to the business of the Company as is reasonably required to fulfill the duties of their offices.

     In the event that any executive officer (or his affiliate) decides to offer for sale (other than to another executive officer or his or another executive officer's family member, trust or family controlled entity) for his account, his ownership interest in any cable television system or franchise, he or it will (subject to the rights of third parties existing at such time) first offer such interests to the Company. Such selling person or entity has a unilateral option to elect to require that, if the Company accepts such offer, up to one half of the consideration for his or its interest would consist of shares of Class B Common Stock, which shares will be valued at the prevailing market price of the Class A Common Stock, and the remainder would consist of shares of Class A Common Stock and/or cash. If a majority of the Company's independent directors rejects such offer, the executive officer (or his affiliate) may sell such interest to third parties on terms no more favorable to such third parties than those offered to the Company.

Registration Rights

     Pursuant to a Registration Rights Agreement, as amended, between the Company and the holders of Class B Common Stock, John J. Rigas has the right, subject to certain limitations, to require the Company to register shares of the Company's Common Stock owned by him for sale to the public and pay the expenses (except for Mr. Rigas' counsel fees) of such registration on five occasions selected by him (subject to certain limitations intended to prevent undue interference with the Company's ability to distribute its securities) during a fourteen-year period which began in December 1986. The other holders of Class B Common Stock have the right to participate, at the option of John J. Rigas, as selling stockholders in any such registration initiated by John J. Rigas. The holders of Class B Common Stock also have unlimited rights to participate as selling stockholders in any registered public offering initiated by the Company and require the Company to pay their expenses (except counsel fees). Such rights of participation are subject to limitation at the discretion of the managing underwriter of such offering.

     In January 1994 Adelphia entered into an agreement with the Rigas Family pursuant to which certain Managed Partnerships controlled by members of the Rigas Family purchased from Adelphia 5,832,604 shares of Class A Common Stock, at the price offered to the public less the underwriting discount, or $17.145 per share. In addition, 3,000,000 shares of Class A Common Stock were sold to the public in the same offering. In connection with the Rigas Family purchase, Adelphia entered into a Registration Rights Agreement with Salomon Brothers Inc. as lender to the Rigas Family pursuant to which such 5,832,604 shares were registered for sale by Salomon Brothers as pledgee in the event that the Rigas Family is unable to repay the related margin loan indebtedness to Salomon Brothers.