Form 10-Q
period 1994-06-30
ADELPHIA COMMUNICATIONS CORP
filed 1994-08-15
CIK 796486

FORM 10-Q



     SECURITIES AND EXCHANGE COMMISSION

           WASHINGTON, D.C.  20549

   X        Quarterly Report under Section 13 or 15(d) of the
 Securities Exchange Act of 1934
            For the quarterly period ended June 30, 1994

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


                814-274-9830

 (Registrant's telephone number including area code)


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

            At August 12, 1994, 13,507,604 shares of Class A Common Stock, par value $0.01, and
            10,944,476 shares of Class B Common Stock, par value
 $0.01 per share, of the registrant
            were outstanding.




           ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
             (Dollars in thousands, except per share amounts)

                                                           June 30,    March 31,
                                                             1994        1994
 ASSETS:                                          (Unaudited)

 Cable television systems, at cost, net of
  accumulated depreciation and amortization:
   Property, plant and equipment.........................   $   480,500  $  446,290
   Intangible assets......................................      539,564      417,788

           Total..........................................   1,020,064     864,078

 Cash and cash equivalents................................      14,992      74,075
 Investments..............................................      37,975      23,922
 Preferred equity investments in Managed Partnerships.....      18,338      18,338
 Note receivable from Managed Partnership.................      15,000      15,000
 Subscriber receivables - net.............................      19,059      18,021
 Prepaid expenses and other assets - net..................      39,964      38,772
 Related party investments and receivables - net..........      42,264      21,640

           Total..........................................  $1,207,656  $1,073,846

 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY):

 Notes payable of subsidiaries to banks and institutions..  $1,011,310  $  870,875
 12 1/2% Senior Notes due 2002............................     400,000     400,000
 10 1/4% Senior Notes due 2000 (face amount $100,000 at
  June 30, 1994)..........................................      98,909     108,765
 11 7/8% Senior Debentures due 2004 (face amount $125,000)     124,448     124,442
 9 7/8% Senior Debentures due 2005 (face amount $130,000).     127,909     127,882
 9 1/2% Pay-In-Kind Notes due 2004........................     150,000     150,000
 Other debt...............................................      11,813      11,747
 Accounts payable.........................................      29,105      27,016
 Subscriber advance payments and deposits.................    14,624      13,385
 Accrued interest and other liabilities...................      75,704      66,077
 Deferred income taxes....................................     117,286      91,721

           Total liabilities..............................  $2,161,108  $1,991,910

 Stockholders' equity (deficiency):
  Class A Common Stock, $.01 par value, 50,000,000 shares
   authorized, 13,507,604 shares outstanding..............       135         135
  Class B Common Stock, $.01 par value, 25,000,000 shares
   authorized, 10,944,476 shares outstanding..............         109         109
  Additional paid-in capital..............................     198,431     198,431
  Accumulated deficit.....................................  (1,152,127) (1,116,739)

           Total stockholders' equity (deficiency)........    (953,452)   (918,064)

           Total..........................................  $1,207,656  $1,073,846

             See notes to consolidated financial statements.



           ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
             (Dollars in thousands, except per share amounts)
                               (Unaudited)


                                                                 Three Months Ended
                                                                    June 30,
                                                                 1994         1993

 Revenues...............................................     $    84,020  $    79,658

 Operating expenses:
  Direct operating and programming......................          24,896       22,332
  Selling, general and administrative...................          14,693       12,817
  Depreciation and amortization.........................          21,489       21,695

       Total............................................          61,078       56,844

 Operating income.......................................          22,942       22,814

 Other income (expense):
  Interest income from affiliates.......................           2,369        1,435
  Other income..........................................             593           --
  Priority investment income............................           5,575        5,575
  Interest expense......................................         (46,913)     (44,035)
  Equity in net loss of Olympus joint venture...........         (12,634)      (9,947)

       Total............................................         (51,010)     (46,972)

 Loss before taxes and cumulative effect of change
  in accounting principle...............................         (28,068)     (24,158)
 Income tax expense.....................................          (1,223)      (1,130)

 Loss before cumulative effect of change in
  accounting principle..................................         (29,291)     (25,288)
 Cumulative effect of change in accounting for income
  taxes.................................................              --      (89,660)

 Net loss...............................................     $   (29,291) $  (114,948)

 Loss per weighted average share of common stock before
   cumulative effect of change in accounting principle..     $     (1.20) $     (1.65)

 Cumulative effect of change in accounting for income
  taxes.................................................              --        (5.85)


 Net loss per weighted average share of common stock....     $     (1.20) $     (7.50)

 Weighted average shares of common stock outstanding....      24,452,080   15,319,476








              See notes to consolidated financial statements


        ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in thousands)
                               (Unaudited)

                                                                Three Months Ended
                                                                   June 30,
                                                                  1994         1993

 Cash flows from operating activities:
  Net loss..............................................     $   (29,291) $  (114,948)
   Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Depreciation........................................          15,157       13,862
    Amortization........................................           6,332        7,833
    Noncash interest expense............................           3,741           71
    Equity in net loss of Olympus.......................          12,634        9,947
    Cumulative effect of change in accounting principle.              --       89,660
    Provision for deferred tax income taxes.............           1,173          961
    Changes in operating assets and liabilities:
       Subscriber receivables...........................             806         (752)
       Prepaid expenses and other assets................          (1,049)        (504)
       Accounts payable.................................           1,104         (346)
       Subscriber advance payments and deposits.........            (815)      (3,376)
       Accrued interest and other liabilities...........           1,773           91
 Net cash provided by operating activities..............          11,565        2,499

 Cash flows from investing activities:
  Net cash used for acquisitions........................         (47,693)          --
  Expenditures for property, plant and equipment........         (18,287)     (17,217)
  Amounts advanced to Managed Systems for notes
   receivable...........................................              --      (20,000)
  Amounts invested in and advanced to Olympus and
   related parties - net................................         (25,366)     (13,320)
  Investments in other joint ventures...................         (14,262)      (3,785)
 Net cash used for investing activities.................        (105,608)     (54,322)

 Cash flows from financing activities:
  Proceeds from debt....................................          49,311       97,563
  Repayments of debt....................................         (14,351)     (59,142)
 Net cash provided by financing activities..............          34,960       38,421

 Decrease in cash and cash equivalents..................         (59,083)     (13,402)

 Cash and cash equivalents, beginning of year...........          74,075       38,671

 Cash and cash equivalents, end of period...............     $    14,992  $    25,269

 Supplemental disclosure of cash flow activity - Cash
  payments for interest.................................     $    41,653  $    44,476







             See notes to consolidated financial statements.




           ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
            NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollars in thousands)
                               (Unaudited)

      The accompanying unaudited consolidated financial statements of Adelphia Communications Corporation and its majority owned subsidiaries ("Adelphia") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission.

    In the opinion of management, all adjustments, consisting of only normal recurring accruals necessary to present fairly the unaudited results of operations for the three months ended June 30, 1994 and 1993 have been included. It is suggested that these interim consolidated financial statements be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended March 31, 1994 ("Annual Report").

 A. Significant Events Subsequent to the 1994 Annual Report:

 On May 27, 1994, Adelphia signed a letter of intent (subject to various conditions, including obtaining bank financing) to increase the overall investment of Adelphia and the companies it manages (the "Adelphia Group") in cable systems held by Tele-Media Investment Partnership, L.P. ("TMIP"). The letter of intent provides that the Adelphia Group invest between $63,000 and $75,000 in TMIP, in exchange for controlling interests in TMIP.

 On June 16, 1994, Adelphia invested $34,000 in TMC Holdings Corporation ("THC"), the parent of Tele-Media Company of Western Connecticut. THC owns cable television systems serving approximately 43,000 subscribers in Western Connecticut. The investment in THC provides Adelphia with a $30,000 Preferred Stock interest in THC and a 75% non-voting common equity interest, with a liquidation preference to the remaining 25% common stock ownership interest in THC. Adelphia has the right to convert such interest to a 75% voting common equity interest, with a liquidation preference to the remaining shareholder's 25% common stock ownership interest, on demand subject to certain regulatory approvals. The acquisition of THC was accounted for using the purchase method of accounting. The consolidated statements of operations and cash flows include the operations of the acquired system from June 16, 1994. Debt acquired, included in notes payable of subsidiaries to banks and institutions, was $52,000.

 On June 30, 1994, Adelphia acquired from Olympus Communications,
 L.P. ("Olympus") 85% of the common stock of Northeast Cable, Inc. ("Northeast Cable") for a purchase price of $31,875. Northeast
 Cable owns cable television systems serving approximately 36,500 subscribers in Eastern Pennsylvania. Of the purchase price, $16,000 was paid in cash and the remainder resulted in a decrease in Adelphia's receivable from Olympus. The acquisition of Northeast Cable was accounted for using the purchase method of accounting. The consolidated statements of operations and cash flows do not include the operations of the acquired system for the three months ended June 30, 1994. Debt acquired, included in notes payable of subsidiaries to banks and institutions, was $42,300.

 On April 12, 1994, Adelphia acquired a 34% equity interest in Niagara Frontier Hockey, L.P., which owns the Buffalo Sabres National Hockey League franchise, for a purchase price of $15,000; $7,500 of which was paid on April 12, 1994 with the remainder to be paid in four installments over the next year. Effective with the June 1994 quarter, Adelphia consolidated with its operations the operations of Empire Sports Network, the Buffalo area regional sports network.






           ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
            NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollars in thousands)
                               (Unaudited)

 B. Notes Payable to Banks and Institutions:

    The following updates to June 30, 1994 the disclosures made in
 Note 3 of the Annual Report.

 Commitments for additional borrowings............................. $101,219
 Weighted average interest rate....................................... 8.67%
 Percentage of principal balance that bears interest at fixed rates for at least one year...............................................60.64%

 C. Investments and Related Party Receivables:

    The following table summarizes the investments in and receivables from Olympus and related parties:

                                                                  June 30,  March 31,
                                                                    1994       1994

 Investment in Olympus.......................................    $(63,999)  $(75,961)
 Amounts due from Olympus....................................      76,382     85,938
 Amounts due from other related parties - net................      29,881     11,663
                                                                 $ 42,264   $ 21,640

    The investment in Olympus represents a 50% voting interest in such partnership and is being accounted for using the equity method. Summarized unaudited results of operations of Olympus, for the six months ended June 30, 1994 and 1993, are as follows:



                                                                   Six Months Ended
                                                                     June 30,

                                                                      1994      1993

 Revenues.....................................................    $ 49,917  $ 48,295
 Loss before cumulative effect of change in accounting
  principle...................................................     (12,598)   (9,025)
 Net loss.....................................................     (12,598)  (68,525)
 Net loss of general partners after priority return
  requirements................................................     (43,395)  (95,873)


 D. Accounting for Income Taxes:

    The provision for income tax expense for the three months ended June 30, 1994 was $1,223, of which $50 and $1,173 are current and deferred tax expense, respectively.

 E. Reclassification:

    Certain amounts in fiscal 1994 have been reclassified to conform to the fiscal 1995 presentation.

Item 2.     Management's Discussion and Analysis of Financial Condition
             and Results of Operations  (Dollars in thousands)

 Results of Operations

      Adelphia Communications Corporation ("Adelphia" or the "Company") earned substantially all of its revenues in the three months ended June 30, 1994 from monthly subscriber fees for basic, satellite, premium and ancillary services (such as installations and equipment rentals), local and national advertising sales, pay-per-view programming, home shopping networks and competitive access telecommunications services. Certain changes in the way the Company offers and charges for subscriber services were implemented as of September 1, 1993 under the 1992 Cable Act and the Company's new method of offering certain services. See "Regulatory and Competitive Matters" below.

    The changes in Adelphia's results of operations for the three months ended June 30, 1994, compared to the same period in the prior year, were primarily the result of expanding existing cable television operations.

    The high level of depreciation and amortization associated with the major acquisitions completed since fiscal 1987, the recent upgrading and expansion of systems and interest costs associated with financing activities will continue to have a negative impact on the reported results of operations. Significant charges for depreciation, amortization and interest are expected to be incurred in the future by the Olympus joint venture, which will also impact Adelphia's future results of operations. Adelphia expects to report net losses for the next several years.

    The Company currently offers competitive access telecommunications services through a subsidiary, Hyperion Telecommunications, Inc. ("Hyperion"). Since Hyperion's formation in October 1992, it has formed operating companies or entered into joint venture partnerships to develop and operate competitive access networks in eight select metropolitan areas. The investment in Hyperion resulted in a reduction in the Company's operating income before depreciation and amortization for the three months ended June 30, 1994 of $610. The equity in net loss of Hyperion's joint venture partnerships amounted to $190 for the three months ended June 30, 1994.

    The following tables set forth certain cable television system data for the periods indicated for both Company Owned, Olympus and Managed Systems. The "Olympus Systems" are systems currently owned by the Olympus joint venture. The "Managed Systems" are affiliated systems managed by Adelphia.

                                                          June 30,
                                                     1994       1993      % change
 Homes Passed by Cable
  Company Owned Systems........................... 1,236,586  1,126,717     9.8 %
  Olympus Systems.................................   410,295    446,265     (8.1)%
  Managed Systems.................................   265,989    264,783     0.5 %
  Total Systems................................... 1,912,870  1,837,765     4.1 %

 Basic Subscribers
  Company Owned Systems...........................   941,865    827,024     13.9 %
  Olympus Systems.................................   235,657    256,511     (8.1)%
  Managed Systems.................................   192,214    179,642      7.0 %
  Total Systems................................... 1,369,736  1,263,177      8.4 %






 Results of Operations, continued

 The information for June 30, 1994 and 1993 in the table immediately above reflects actual homes passed and basic subscribers for Olympus' South Dade system. At July 31, 1992, prior to Hurricane Andrew, the South Dade system had 157,992 homes passed by cable and 71,193 basic subscribers, respectively. At
 June 30, 1994 and 1993 the South Dade system served 69,585 and
 52,555 basic
 subscribers, respectively, and at August 1, 1994 served 70,945 basic subscribers.

    The following table is derived from Adelphia's Interim
 Consolidated Financial Statements included in this interim report and sets forth the historical percentage relationship of the components of operating income to revenues contained in such financial statements for the periods indicated.


                                                           Percentage of Revenues
                                                             for the Three Months
                                                               Ended June 30,
                                                               1994            1993

 Revenues.................................................     100.0%         100.0%

 Operating expenses:
  Direct operating and programming........................      29.6%          28.0%
  Selling, general and administrative.....................      17.5%          16.1%
  Depreciation and amortization...........................      25.6%          27.2%

 Operating income.........................................      27.3%          28.6%

        Revenues increased approximately 5.5% for the three months ended June 30, 1994, compared to the same period in the prior year. Approximately 86% of such increases were attributable to basic subscriber growth, with the remainder primarily attributable to the expansion of advertising sales and other services. Revenues for the three months ended June 30, 1994 reflected the repackaging and adjustment of equipment and installation charges, effective in July 1993, and rates for basic services and certain other satellite programming services under CableSelect, the Company's method of offering services that was implemented effective September 1, 1993.


    Operating expenses (exclusive of depreciation and amortization) increased
 12.6% for the three month period ended June 30, 1994, compared to the same period in the same year, primarily due to increased costs of providing programming to subscribers, incremental costs (such as increased administrative and personnel costs) associated with increased subscribers and revenues and increased costs related to the implementation of the 1992 Cable Act and regulations thereunder.

    Operating income before depreciation and amortization decreased 0.2% for the three month period compared to last year. This decrease was primarily due to increased costs associated with governmental regulation without corresponding rate increases. Priority investment income remained unchanged for the three month periods. EBITDA (earnings before interest, income taxes, depreciation and amortization, equity in net loss of Olympus, extraordinary loss and cumulative effect of change in accounting principle) increased 2.8% for the three month period, primarily due to increased revenues, interest income from affiliates and other income and partially offset by increased operating expenses.

    Interest expense increased approximately 6.5% for the three months ended June 30, 1994, compared to the same period in the prior year, primarily due to increased interest cost associated with incremental debt, as well as lengthening the life of fixed rate maturities.



 Results of Operations, continued

    Net loss for the three months ended June 30, 1994 decreased by 74.5%, primarily due to the cumulative effect of the change in accounting principle for the Company of $89,660 recognized in the three months ended June 30, 1993. Loss before income taxes and cumulative effect of change in accounting principle increased by 16.2%, primarily due to increases in net loss to Olympus and interest expense.

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

    At June 30, 1994, the Company's total outstanding debt aggregated approximately $1,924,389, which included approximately $901,266 of parent debt and $1,023,123 of subsidiary debt. At June 30, 1994, the Company had an aggregate of $101,219 in unused credit lines with banks, part of which is subject to achieving certain levels of operating performance, and $14,992 in cash and cash equivalents.

    The Company's unused lines of credit are currently provided by reducing revolving credit facilities whose revolver periods expire on July 1, 1994 through March 31, 1999. The Company's weighted average interest rate of notes payable to banks and institutions was approximately 8.67% at June 30, 1994, compared to 8.34% at June 30, 1993. At June 30, 1994, approximately 60.64% of such debt was subject to fixed interest rates for at least one year under the terms of such debt or applicable interest rate swap agreements. Maturities of debt for the four years and nine months after June 30, 1994, including the debt acquired through the THC and Northeast Cable acquisitions, are as follows:

     Nine months ended March 31, 1995................................   $  18,201
      Year ended March 31, 1996.......................................     113,917
      Year ended March 31, 1997.......................................     222,096
      Year ended March 31, 1998.......................................     271,749
      Year ended March 31, 1999.......................................     250,934

 Liquidity and Capital Resources, continued

    The following table presents condensed cash flow information
 (amounts in thousands) for Adelphia for the three months ended June 30, 1994 and 1993 (see Adelphia's Interim Consolidated Financial
 Statements and Notes thereto included in this report).


                                                              Three Months Ended
                                                                   June 30,
                                                                 1994        1993

 Cash provided by operating activities.....................    $  11,565   $   2,499

 Net cash used for investment activities:
  Acquisitions.............................................      (47,693)         --
  Capital expenditures.....................................      (18,287)    (17,217)
  Amounts advanced to Managed Systems for notes
   receivable..............................................           --     (20,000)
  Amounts invested in and advanced to Olympus and related
   parties - net...........................................      (25,366)    (13,320)
 Investments in other joint ventures.......................      (14,262)     (3,785)

           Total...........................................     (105,608)    (54,322)

 Net cash provided by financing activities:
  Borrowings-net of repayments and costs...................       34,960      38,421

 Decrease in cash and cash equivalents.....................    $ (59,083)  $ (13,402)

 Other information:
  Operating income.........................................    $  22,942   $  22,814
  Depreciation and amortization............................       21,489      21,695
  Priority investment income...............................        5,575       5,575
  Other income.............................................          593          --
  Interest income from affiliates..........................        2,369       1,435
  EBITDA<F1>...............................................       52,968      51,519
  Interest expense, excluding noncash interest.............      (43,172)    (43,964)

 <F1> Earnings before interest expense, income taxes, depreciation,and amortization, equity in net loss of Olympus and extraordinary loss.

    To maintain the overall technical quality of its systems at high industry standards, Adelphia plans to undertake additional discretionary capital expenditures as they become feasible during the remainder of the current fiscal year, financed through internally generated funds and long-term borrowings.

    During the three months ended June 30, 1994, Adelphia reduced amounts due from Olympus by $9,556.

    On September 29, 1993, the Board of Directors of the Company authorized the Company to make loans in the future to Highland Video Associates, L.P. and Syracuse Hilton Head Holdings, L.P. up
 to an amount of $25,000 each.   During the three months ended June
 30, 1994, Adelphia made advances in the net amount of $18,218 to these related parties to provide funds for capital expenditures and working capital purposes.




 Liquidity and Capital Resources, continued

    On April 12, 1994, for a purchase price of $15,000; $7,500 of which was paid on April 12, 1994, Adelphia purchased (i) convertible preferred units in Niagara Frontier Hockey, L.P., (the "Sabres Partnership") which owns the Buffalo Sabres National Hockey League Franchise representing a 34% equity interest and (ii) warrants allowing Adelphia to increase its interest to 40%. Adelphia believes this investment will be competitively advantageous in the Buffalo cable television market. The Sabres Partnership will control, through a wholly-owned subsidiary, the Crossroads Arena, a new sports and entertainment facility expected to be completed in late 1996. Adelphia's convertible preferred units will earn a 4% cumulative preferred distribution beginning after the first National Hockey League game is played at the Crossroads Arena. Effective with the June 1994 quarter, Adelphia consolidated with its operations the operations of Empire Sports Network, the Buffalo area regional sports network.

    On May 12, 1994, Adelphia invested $3,000 for a 20% interest in SuperCable ALK International, a cable operator in Caracas, Venezuela. In April, 1994, Adelphia invested $4,200 in Commonwealth Security Systems, Inc. in exchange for a $4,200 8.75% convertible note and warrants. The note is convertible into a 33% fully-diluted common equity interest on demand. The warrants entitle Adelphia to acquire up to a 40% fully diluted common equity interest for an additional $670.

    On June 16, 1994, Adelphia invested $34,000 in TMC Holdings Corporation ("THC"), the parent of Tele-Media Company of Western Connecticut. THC owns cable television systems serving approximately 43,000 subscribers in Western Connecticut. The investment in THC provides Adelphia with a $30,000 Preferred Stock interest in THC and a 75% non-voting common equity interest, with a liquidation preference to the remaining 25% common stock ownership interest in THC. Adelphia has the right to convert such interest to a 75% voting common equity interest, with a liquidation preference to the remaining shareholder's 25% common stock ownership interest, on demand subject to certain regulatory approvals. The acquisition of THC was accounted for using the purchase method of accounting. The consolidated statements of operations and cash flows include the operations of the acquired system from June 16, 1994. Debt acquired, included in notes payable of subsidiaries to banks and institutions, was $52,000.

    On June 30, 1994, Adelphia acquired from Olympus 85% of the common stock of Northeast Cable, Inc. ("Northeast Cable") for a purchase price of $31,875. Northeast Cable owns cable television systems serving approximately 36,500 subscribers in Eastern
 Pennsylvania. Of the purchase price, $16,000 was paid in cash and the remainder resulted in a decrease in Adelphia's receivable from Olympus. The acquisition of Northeast Cable was accounted for using the purchase method of accounting. The consolidated statements of operations and cash flows do not include the operations of the acquired system for the three months ended June 30, 1994.
 Debt acquired, included in notes payable of subsidiaries to banks and institutions, was $42,300.

    During the three months ended June 30, 1994, Adelphia purchased on the open market $10,000 of its 10 1/4% Senior Notes due in 2000 at a price of 94 1/2% of face value plus accrued interest.

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

 Liquidity and Capital Resources, continued

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


 Regulatory and Competitive Matters, continued

 1992, reduced by 10%, adjusted forward for inflation. The amended regulations will generally require a reduction of up to 17 percent from the rates for regulated services in force as of September 30, 1992, adjusted forward for inflation and certain other factors. Rate reductions are not required to the extent that a cable operator at its option elects to use an alternative cost-of-service methodology and shows that rates for basic and cable programming services are reasonable. The FCC has adopted interim rules to govern cost-of-service showings by cable operators. Refunds with interest will be required to be paid by cable operators who are required to reduce regulated rates after September 1, 1993, calculated retroactively from the date of a local franchising authority's decision with regard to basic rates, and from the date a complaint is filed with the FCC with regard to the rates charged for regulated programming services. The FCC has reserved the right to reduce or increase the benchmarks it has established. The rate regulations will also limit future increases in regulated rates to an inflation indexed amount plus increases in certain costs such as taxes, franchise fees, costs associated with specific franchise requirements and increased programming costs. Cost-based adjustments to these capped rates can also be made in the event a cable operator adds or deletes channels. Because of the limitation on rate increases for regulated services, future revenue growth from cable services will rely to a much greater extent than has been true in the past on increased revenues from unregulated services and new subscribers than from increases in previously unregulated rates.

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


 Regulatory and Competitive Matters, continued

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

    FCC rules permit local telephone companies to offer "video dialtone" service for video programmers, including channel capacity for the carriage of video programming and certain non-common carrier activities such as video processing, billing and collection and joint marketing agreements. On December 15, 1992, New Jersey Bell Telephone Company filed an application with the FCC to operate a "video dialtone" service in portions of Dover County, New Jersey, in which the Company serves approximately 20,000 subscribers. The FCC approved the application on July 18, 1994.

    On December 17, 1992, the Chesapeake and Potomac Telephone
 Company of Virginia and Bell Atlantic Video Service Company ("Bell Atlantic Video") filed suit in U.S. District Court in Alexandria, Virginia seeking to declare

 Regulatory and Competitive Matters, continued

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

    The Company cannot predict the outcome of the cross-ownership ban litigation. However, the Company believes that the provision of video programming by telephone companies in competition with the Company's existing operations could have an adverse effect on the Company's financial condition and results of operations. At this time, the impact of any such effect is not known or estimable.

                       PART II - OTHER INFORMATION


 Item. 6.                        Exhibits and Reports on Form 8-K

    (a)    Exhibits:

       None.

    (b)    Reports on Form 8-K:



  Date of Report      Item Reported      Financial Statements Filed

  April 27, 1994        Item 5                     No
  April 28, 1994        Item 5                     No
  May 5, 1994           Item 5                     No
  May 27, 1994          Item 5                     No

                                SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             ADELPHIA COMMUNICATIONS CORPORATION
                             (Registrant)



 Date:  August 15, 1994     By:   /s/ Timothy J. Rigas
                 Timothy J. Rigas
              Senior Vice President (authorized
              officer), Chief Financial Officer and
               Chief Accounting Officer

                  ADELPHIA COMMUNICATIONS CORPORATION

                                  INDEX


                                                         Page
 Number

 PART I-FINANCIAL INFORMATION
 Item 1. Consolidated Balance Sheets - June 30, 1994 and
            March 31, 1994........................................  1

         Consolidated Statements of Operations - Three Months ended
            June 30, 1994 and 1993................................  2

         Consolidated Statements of Cash Flows - Three Months
            Ended June 30, 1994 and 1993..........................  3

         Notes to Interim Consolidated Financial Statements.......  4


 Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations...................  6


 PART II-OTHER INFORMATION

 Item 6. Exhibits................................................. 15