Form 10-Q
period 1994-09-30
ADELPHIA COMMUNICATIONS CORP
filed 1994-11-14
CIK 796486

Item 1.  Financial Statements

           ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
             (Dollars in thousands, except per share amounts)

                                                                      (Unaudited)
                                                            March 31,   Sept. 30,
                                                              1994        1994

ASSETS:

Cable television systems, at cost, net of
 accumulated depreciation and amortization:
  Property, plant and equipment..........................$  446,290  $  490,411
  Intangible assets......................................   417,788     539,812
          Total..........................................   864,078   1,030,223

Cash and cash equivalents................................    74,075       7,616
Investments..............................................    23,922      44,132
Preferred equity investment in Managed Partnership.......    18,338      18,338
Note receivable from Managed Partnership.................    15,000      15,000
Subscriber receivables - net.............................    18,021      19,191
Prepaid expenses and other assets - net..................    38,772      46,891
Related party investments and receivables - net..........    21,640      44,031

          Total..........................................$1,073,846  $1,225,422

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY):

Notes payable of subsidiaries to banks and institutions..$  870,875  $1,038,048
12 1/2% Senior Notes due 2002............................   400,000     400,000
10 1/4% Senior Notes due 2000 (face amount $100,000 at
 September 30, 1994).....................................   108,765      98,942
11 7/8% Senior Debentures due 2004 (face amount $125,000)   124,442     124,455
9 7/8% Senior Debentures due 2005 (face amount $130,000).   127,882     127,937
9 1/2% Pay-In-Kind Notes due 2004........................   150,000     156,917
Other debt...............................................    11,747      17,862
Accounts payable.........................................    27,016      37,484
Subscriber advance payments and deposits.................    13,385      14,268
Accrued interest and other liabilities...................    66,077      71,127
Deferred income taxes....................................    91,721     116,149

          Total liabilities.............................. 1,991,910   2,203,189

Stockholders' equity (deficiency):
 Class A Common Stock, $.01 par value, 50,000,000 shares
  authorized, 13,507,604 shares outstanding..............       135         135
 Class B Common Stock, $.01 par value, 25,000,000 shares
  authorized, 10,944,476 shares outstanding..............       109         109
 Additional paid-in capital..............................   198,431     198,431
 Accumulated deficit.....................................(1,116,739) (1,176,442)

          Total stockholders' equity (deficiency)........  (918,064)   (977,767)

          Total..........................................$1,073,846  $1,225,422


                See notes to interim consolidated financial statements.



             ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
               (Dollars in thousands, except per share amounts)
                                 (Unaudited)


                                     Three Months Ended         Six Months
Ended
                                               September 30,             September 30,
                                              1993         1994         1993         1994


Revenues...............................  $    79,388  $    90,795  $   159,046  $  174,815

Operating expenses:
 Direct operating and programming......       22,363       26,632       44,695      51,528
 Selling, general and administrative...       12,577       15,117       25,394      29,810
 Depreciation and amortization.........       23,621       25,267       45,316      46,756

      Total............................       58,561       67,016      115,405     128,094
Operating income.......................       20,827       23,779       43,641      46,721

Other income (expense):
 Interest income from affiliates.......        1,629        2,386        3,064       4,755
 Other income..........................          283          270          283         863
 Priority investment income............        5,575        5,575       11,150      11,150
 Interest expense......................      (46,096)     (48,412)     (90,131)    (95,325)
 Equity in net loss of joint ventures..       (5,374)      (8,984)     (15,321)    (21,618)

      Total............................      (43,983)     (49,165)     (90,955)   (100,175)

Loss before income taxes and cumulative
 effect of change in accounting
 principle.............................     (23,156)     (25,386)     (47,314)   (53,454)
Income tax benefit (expense)...........        (660)       1,119       (1,790)       (104)
Loss after income taxes and before
 cumulative effect of change in
 accounting principle..................      (23,816)     (24,267)     (49,104)    (53,558)
Cumulative effect of change in
 accounting for income taxes...........           --           --      (89,660)         --

Net loss...............................  $   (23,816) $   (24,267) $  (138,764) $  (53,558)

Loss per weighted average share of
 common stock after income taxes and
 before cumulative effect of change in
 accounting principle..................  $     (1.55)$       (.99) $     (3.21)  $   (2.19)
Cumulative effect of change in
 accounting for income taxes...........           --           --        (5.85)         --

Net loss per weighted average share of
 common stock..........................  $     (1.55) $      (.99) $     (9.06) $    (2.19)

Weighted average shares of common stock
 outstanding...........................   15,319,476   24,452,080   15,319,476  24,452,080



           See notes to interim consolidated financial statements.




             ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
               (Dollars in thousands, except per share amounts)
                                 (Unaudited)


                                                            Six Months Ended
                                                              September 30,
                                                           1993         1994

Cash flows from operating activities:
 Net loss..............................................$  (138,764) $   (53,558)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation........................................     28,068       31,920
   Amortization........................................     17,271       14,836
   Non cash interest...................................        143        7,162
   Equity in net loss of joint ventures................     15,321       21,618
   Cumulative effect of change in accounting principle.     89,660           --
   Increase in deferred income taxes...................      1,477           36
   Changes in operating assets and liabilities:
      Subscriber receivables...........................     (4,890)         674
      Prepaid expenses and other assets................     (3,665)      (8,865)
      Accounts payable.................................     (1,003)       9,483
      Subscriber advance payments and deposits.........     (2,032)      (1,171)
      Accrued interest and other liabilities...........      5,003          530
Net cash provided by operating activities..............      6,589       22,665

Cash flows from investing activities:
 Net cash used for acquisitions........................         --      (47,693)
 Expenditures for property, plant and equipment........    (31,153)     (40,703)
 Demand notes to Managed Systems.......................    (15,000)          --
 Amounts invested in and advanced to Olympus and
  related parties......................................     (8,772)     (47,889)
 Investments in other joint ventures...................     (4,903)     (20,587)
Net cash used for investing activities.................    (59,828)    (156,872)

Cash flows from financing activities:
 Proceeds from debt....................................    206,238       93,787
 Repayments of debt....................................   (167,339)     (26,039)
 Debt financing costs..................................     (1,767)          --
Net cash provided by financing activities..............     37,132       67,748

Decrease in cash and cash equivalents..................    (16,107)     (66,459)

Cash and cash equivalents, beginning of year...........     38,671       74,075

Cash and cash equivalents, end of period...............$    22,564  $     7,616


           See notes to interim consolidated financial statements.












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

     In the opinion of management, all adjustments, consisting of only normal recurring accruals necessary to present fairly the unaudited results of operations for the three months and six months ended September 30, 1993 and 1994 have been included. It is suggested that these interim consolidated financial statements be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended March 31, 1994 ("Annual Report").

A. Significant Events Subsequent to the 1994 Annual Report:

On April 12, 1994, Adelphia acquired a 34% equity interest in Niagara Frontier Hockey, L.P., which owns the Buffalo Sabres National Hockey League franchise, for a purchase price of $15,000; $10,000 of which has been paid to date, with the remainder to be paid in three installments over the next year. Effective with the June 1994 quarter, Adelphia consolidated with its operations the operations of Empire Sports Network, the Buffalo area regional sports network.

On May 27, 1994, Adelphia signed a letter of intent (subject to various conditions, including obtaining bank financing) to increase the overall investment of Adelphia and the companies it manages (the "Adelphia Group") in cable systems held by Tele-Media Investment Partnership, L.P. and other Tele-media controlled entities("Tele-Media"). The letter of intent provides that the Adelphia Group invest between $63,000 and $75,000 in Tele-Media, in exchange for controlling interests in Tele-Media.

On June 16, 1994, Adelphia invested $34,000 in TMC Holdings Corporation ("THC"), the parent company of Tele-Media Company of Western Connecticut. THC owns cable television systems serving approximately 43,000 subscribers in Western Connecticut. The investment in THC provides Adelphia with a $30,000 preferred equity interest in THC and a 75% non-voting common equity interest, with a liquidation preference to the remaining 25% common stock ownership interest in THC. Adelphia has the right to convert such interest to a 75% voting common equity interest, with a liquidation preference to the remaining shareholder's 25% common stock ownership interest, on demand subject to certain regulatory approvals. The acquisition of THC was accounted for using the purchase method of accounting. The consolidated statements of operations and cash flows include the operations of the acquired system from June 16, 1994. Debt acquired, included in notes payable of subsidiaries to banks and institutions, was $52,000.

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

On October 28, 1994, Adelphia announced the signing of definitive agreements for the purchase of all of the cable systems of WB Cable Associates, Ltd. ("WB Cable"), Clear Channels Cable TV Co. ("Clear Channels") and the Benjamin Terry family (the "Terry Family"), which together serve a total of 69,200 subscribers for an aggregate purchase price of $106.3 million in cash and $16 million of
             ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                            (Dollars in thousands)
                                 (Unaudited)

Significant Events Subsequent to the 1994 Annual Report, continued:

Adelphia Class A Common Stock. Adelphia may assign the rights under any of these agreements to an affiliate. WB Cable currently provides cable service from one headend and security monitoring services from one location in West Boca Raton, Florida. The Terry Family cable systems are located in and around Henderson, North Carolina and the Clear Channels cable systems are located in and around Kittanning, Pennsylvania.

B. Notes Payable to Banks and Institutions:

          The following updates to September 30, 1994 the disclosures made in Note 3 of the Annual Report.

Commitments for additional borrowings............................$ 58,750
Weighted average interest rate..................................    8.72%
Percentage of principal balance that bears interest at fixed rates
 for at least one year...........................................   57.9%

C. Investments and Related Party Receivables:

          The following table summarizes the investments in and unsecured receivables from Olympus and related parties:

                                                            March 31,  Sept. 30,
                                                              1994       1994

Investment in Olympus.......................................$(75,961)  $(84,755)
Amounts due from Olympus....................................  85,938     89,298
Amounts due from other related parties - net................  11,663     39,488
                                                            $ 21,640   $ 44,031


      The investment in Olympus represents a 50% voting interest in such partnership and is being accounted for using the equity method. Summarized unaudited results of operations of Olympus, for the nine months ended September 30, 1993 and 1994, are as follows:


                                                             Nine Months Ended
                                                                  Sept 30,
                                                               1993      1994

Revenues.....................................................$ 73,478  $ 72,575
Net loss..................................................... (68,324)  (15,610)
Net loss of general partners after priority return
 requirements................................................(109,922)  (62,834)


D. Accounting for Income Taxes:

       The provision for income tax expense for the six months ended September 30, 1994 was $104, of which $68 and $36 are current and deferred tax expense, respectively.







             ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                            (Dollars in thousands)

E. Supplemental Cash Flow Information:

                                                              Six Months Ended
                                                                 September 30,
                                                               1993      1994


Cash payments for interest.................................... $86,187   $86,047
Noncash financing and investment activities - capital leases..   6,386        --


F.  Reclassification:

      Certain prior period amounts have been reclassified to conform to the current presentation.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Adelphia Communications Corporation ("Adelphia" or the "Company") earned substantially all of its revenues in the six months ended September 30, 1994 from monthly subscriber fees for basic, satellite, premium and ancillary services (such as installations and equipment rentals), local and national advertising sales, pay-per-view programming, home shopping networks and competitive access telecommunications services. Certain changes in the way the Company offers and charges for subscriber services were implemented as of September 1, 1993 under the 1992 Cable Act and the Company's revised method of offering certain services. See "Regulatory and Competitive Matters" below.

     The changes in Adelphia's results of operations for the six months ended September 30, 1994, compared to the same period in the prior year, were primarily the result of acquisitions and expanding existing cable television operations.

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

     The Company currently offers competitive access telecommunications services through a subsidiary, Hyperion Telecommunications, Inc. ("Hyperion"). Since Hyperion's formation in October 1992, it has formed operating companies or entered into joint venture partnerships to develop and operate competitive access networks in twelve select metropolitan areas. The investment in Hyperion resulted in a reduction in the Company's operating income before depreciation and amortization for the six months ended September 30, 1993 and 1994 of $534 and $955, respectively. The equity in net loss of Hyperion's joint venture partnerships amounted to $337 and $345 for the six months ended September 30, 1993 and 1994, respectively.

      The following tables set forth certain cable television system data for the periods indicated for both Company Owned, Olympus and Managed Systems. The "Olympus Systems" are systems currently owned by the Olympus joint venture. The "Managed Systems" are affiliated systems managed by Adelphia.


             ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                            (Dollars in thousands)



Results of Operations, continued:
                                                     September 30,
                                                   1993       1994      % change
Homes Passed by Cable

 Company Owned Systems...........................1,177,696  1,263,841      7.3 %
 Olympus Systems.................................  403,073    413,349      2.5 %
 Managed  Systems................................  265,364    268,423      1.2 %
 Total Systems...................................1,846,133  1,945,613      5.4 %

Basic Subscribers
 Company Owned Systems...........................  864,673    949,617      9.8 %
 Olympus Systems.................................  228,542    243,288      6.5 %
 Managed Systems.................................  190,994    194,721      2.0 %
 Total Systems...................................1,284,209  1,387,626      8.1 %


     Exclusive of acquisitions, basic subscribers grew 2.4%, 6.5% and 2.0% for Company Owned, Olympus and Managed Systems, respectively, during the twelve months ended September 30, 1994.

     The information for September 30, 1993 and 1994 in the table immediately above reflects actual homes passed and basic subscribers for Olympus' South Dade system. At July 31, 1992, prior to Hurricane Andrew, the South Dade system had 157,992 homes passed by cable and 71,193 basic subscribers, respectively. At
     September 30, 1993 and 1994 the South Dade system served 58,309 and 71,962 basic subscribers, respectively. Additionally, 1993 homes passed and basic subscribers have been restated to reflect the Northeast acquisition from Olympus by the Company.

       The following table is derived from Adelphia's Interim Consolidated Financial Statements included in this interim report and sets forth the historical percentage relationship of the components of operating income to revenues contained in such financial statements for the periods indicated.


                                                          Percentage of Revenues
                                                            for the Six Months
                                                               Ended Sept 30,
                                                                1993    1994


Revenues.................................................     100.0%  100.0%

Operating expenses:
 Direct operating and programming........................      28.1%   29.5%
 Selling, general and administrative.....................      16.0%   17.1%

 Operating income before depreciation and amortization...      55.9%   53.5%

 Depreciation and amortization...........................      28.5%   26.7%

Operating income.........................................      27.4%   26.7%


      Revenues increased approximately 10% and 14% for the six months and three months ended September 30, 1994, compared to the same period in the prior year. Approximately 83% and 87% of such increases was attributable to
the incremental revenues from acquisitions.    Approximately 6% and 1% of such
increases were from basic subscriber growth, 0% and 0% from rate increases, and the other 11% and 12% was from the expansion of advertising sales and other services. Revenues for the three months ended September 30, 1994 fully reflected the repackaging and adjustment of equipment and installation charges, effective in July 1993, and rates for basic services and certain other satellite programming services


             ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                            (Dollars in thousands)

Results of Operations, continued

under CableSelect, the Company's method of offering services that was implemented effective September 1, 1993.

    Operating expenses (exclusive of depreciation and amortization) increased
16% and 20% for the six and three-month periods ended September 30, 1994, compared to the same periods in the prior year, primarily due to consolidating the operating expenses of systems acquired after September 30, 1993.

    Operating income before depreciation and amortization increased 5% and 10% for the six-month and three-month periods compared to the same periods last year. Priority investment income remained unchanged for the six and three month periods. EBITDA (earnings before interest, income taxes, depreciation and amortization, equity in net loss of Olympus and cumulative effect of change in accounting principle) increased 6.6% for the six-month period and 10.3% for the three-month period this year versus last year, primarily due to increased revenues and interest income from affiliates and other income, partially offset by increased operating expenses. While EBITDA is not an alternative to GAAP operating income, management believes EBITDA is a meaningful measure of performance as substantially all of the Company's financing agreements contain financial covenants based on EBITDA.

    Interest expense increased approximately 6% and 5% for the six and three months ended September 30, 1994, compared to the same periods in the prior year.
48% and 82% of the increase for the six and three months ended September 30, 1994 was due to additional interest cost associated with incremental debt related to acquisitions.

    Net loss for the six months ended September 30, 1994 decreased by 61%, primarily due to the cumulative effect of the change in accounting principle for the Company of $89,660 recognized in the six months ended September 30, 1993. Net loss for the three months ended September 30, 1994 increased by 2%.

    The Company has assessed the impact of FAS 106 "Post Retirement
Benefits Other Than Pensions" and FAS 112 "Post Employment Benefits" and has concluded there is no material effect, present or future, of such accounting pronouncements on its financial statements.

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




             ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                            (Dollars in thousands)

Liquidity and Capital Resources, continued

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

     At September 30, 1994, the Company's total outstanding debt aggregated $1,964,161, which included $908,251 of parent debt and $1,055,910 of subsidiary debt. At September 30, 1994, the Company had an aggregate amount of $58,750 in unused credit lines with banks, part of which is subject to achieving certain levels of operating performance, and $7,616 in cash and cash equivalents. Subsequent to September 30, 1994 an affiliate entered into binding commitments with a group of banks for a new credit facility, $20,000 of which will be made available to the Company. Additionally, the Company has the ability to pay interest on its 9 1/2% PIK notes due 2004 by issuing additional notes totalling approximately $81,000 in lieu of cash interest payments through February 15, 1999.

     The Company's unused lines of credit are currently provided by reducing revolving credit facilities whose revolver periods expire through March 31, 1999. The Company's weighted average interest rate of notes payable to banks and institutions was approximately 8.72% at September 30, 1994, compared to 8.80% at September 30, 1993. At September 30, 1994, approximately 57.9% of such debt was subject to fixed interest rates for at least one year under the terms of such debt or applicable interest rate swap agreements.

Maturities of debt for the four years and six months after September 30, 1994, including the debt acquired through the THC and Northeast Cable acquisitions, are as follows:

   Six months ended March 31, 1995.............................   $  10,829
   Year ended March 31, 1996...................................     120,357
   Year ended March 31, 1997...................................     231,406
   Year ended March 31, 1998...................................     283,379
   Year ended March 31, 1999...................................     260,835

















             ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                            (Dollars in thousands)

Liquidity and Capital Resources, continued

     The following table presents condensed cash flow information (amounts in thousands) for Adelphia for the six months ended September 30, 1993 and 1994 (see Adelphia's Interim Consolidated Financial Statements and Notes thereto included in this report).

                                                            Six Months Ended
                                                               September 30,
                                                             1993        1994

Cash provided by operating activities.....................$   6,589   $  22,665
Net cash used for investment activities:
 Acquisitions.............................................       --     (47,693)
 Capital expenditures.....................................  (31,153)    (40,703)
Amounts advanced to Managed Systems for demand notes
  receivable..............................................  (15,000)         --
Amounts invested in and advanced to Olympus and related
  parties - net...........................................   (8,772)    (47,889)
Investments in other joint ventures.......................   (4,903)    (20,587)

          Total...........................................  (59,828)   (156,872)

Net cash provided by financing activities:
 Borrowings-net of repayments and costs...................   37,132      67,748

Decrease in cash and cash equivalents.....................$  16,107   $  66,459



Other information:
 Operating income.........................................$  43,641   $  46,721
 Depreciation and amortization............................   45,316      46,756
 Priority investment income...............................   11,150      11,150
 Interest income from affiliates..........................    3,064       4,755
 EBITDA(1)................................................  103,454     110,245
 Interest expense.........................................  (90,131)    (95,325)

(1) See EBITDA discussion and Results of Operations section

      To maintain the overall technical quality of its systems at high industry standards, Adelphia plans to undertake additional discretionary capital expenditures as they become feasible during the remainder of the current fiscal year, financed through internally generated funds and long-term borrowings.

      During the six months ended September 30, 1994, Adelphia made net advances to Olympus of $3,360, primarily for capital expenditures and working capital purposes.

      On September 29, 1993, the Board of Directors of the Company authorized the Company to make loans in the future to Highland Video Associates, L.P. and Syracuse Hilton Head Holdings, L.P. up to an amount of $25,000 each.
During the six months ended September 30, 1994, Adelphia made advances in the net amount of $27,825 to these related parties to provide funds mainly for capital expenditures and working capital purposes.



             ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                            (Dollars in thousands)

Liquidity and Capital Resources, continued

     On April 12, 1994, for a purchase price of $15,000, $10,000 of which has been paid to date, Adelphia purchased (i) convertible preferred units in Niagara Frontier Hockey, L.P., (the "Sabres Partnership") which owns the Buffalo Sabres National Hockey League Franchise, representing a 34% equity interest and (ii) warrants allowing Adelphia to increase its interest to 40%. Adelphia believes this investment will be competitively advantageous in the Buffalo cable television market. The Sabres Partnership will control, through a wholly-owned subsidiary, the Crossroads Arena, a new sports and entertainment facility expected to be completed in late 1996. Adelphia's convertible preferred units will earn a 4% cumulative preferred distribution beginning after the first
National Hockey League game is played at the Crossroads Arena. Effective with the June 1994 quarter, Adelphia consolidated with its operations the operations of Empire Sports Network, the Buffalo area regional sports network.

    On May 12, 1994, Adelphia invested $3,000 for a 20% interest in SuperCable ALK International, a cable operator in Caracas, Venezuela. In April, 1994, Adelphia invested $4,200 in Commonwealth Security Systems, Inc. in exchange for an 8.75% $4,200 convertible note and warrants. The note is convertible into a 33% fully-diluted common equity interest on demand. The warrants entitle Adelphia to acquire up to a 40% fully diluted common equity interest for an additional $670.

     On June 16, 1994, Adelphia invested $34,000 in TMC Holdings Corporation ("THC"), the parent of Tele-Media Company of Western Connecticut. THC owns cable television systems serving approximately 43,000 subscribers in Western Connecticut. The investment in THC provides Adelphia with a $30,000 preferred equity interest in THC and a 75% non-voting common equity interest, with a liquidation preference to the remaining 25% common stock ownership interest in THC. Adelphia has the right to convert such interest to a 75% voting common equity interest, with a liquidation preference to the remaining shareholder's 25% common stock ownership interest, on demand subject to certain regulatory approvals. The acquisition of THC was accounted for using the purchase method of accounting. The consolidated statements of operations and cash flows include the operations of the acquired system from June 16, 1994. Debt acquired, included in notes payable of subsidiaries to banks and institutions, was $52,000.

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

     During the six months ended September 30, 1994, Adelphia purchased on the open market $10,000 of its 10 1/4% Senior Notes due in 2000 at a price of 94.5% of face value plus accrued interest.

     On October 28, 1994, Adelphia announced the signing of definitive agreements for the purchase of all of the cable systems of WB Cable Associates, Ltd. ("WB Cable"), Clear Channels Cable TV Co. ("Clear Channels") and the Benjamin Terry family (the "Terry Family"), which together serve a total of 69,200 subscribers for an aggregate purchase price of $106.3 million in cash and $16 million of


             ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                            (Dollars in thousands)

Liquidity and Capital Resources, continued

Adelphia Class A Common Stock. WB Cable currently provides cable service from one headend and security monitoring services from one location in West Boca Raton, Florida. The Terry Family cable systems are located in and around Henderson, North Carolina and the Clear Channels cable systems are located in and around Kittanning, Pennsylvania.

     On November 8, 1994, Page Call, Inc., a company 49.9% owned by Adelphia, was a successful bidder for three regional narrowband PCS licenses, covering 62% of the country's population. Page Call, Inc., was recently established to develop a nationwide paging service. Page Call, Inc.'s aggregate final bid for the three licenses was $52,900, an amount reduced to $31,800 due to its "designated entity" status. Adelphia's investment is expected to be less than $10,000.

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

     Management believes that the telecommunications industry, including the cable television and telephone industries, is in a period of consolidation characterized by mergers, joint ventures, acquisitions, sales of all or part of cable companies or their assets, and other partnering and investment transactions of various structures and sizes involving cable or other telecommunications companies. The Company continues to evaluate new opportunities that allow for the expansion of its business through the acquisition of additional cable television systems in geographic proximity to its existing regional markets or in locations that can serve as a basis for new market areas. Management also believes that the Company is well positioned to participate in this consolidation trend due to its well-clustered cable systems, the quality of its cable plant, its management strengths and its relationships within the cable industry. The Company, like other cable television companies, has participated from time to time and is participating in preliminary discussions with third parties regarding a variety of potential transactions, and the Company has considered and expects to continue to consider and explore potential transactions of various types with other cable and telecommunications companies. However, except as otherwise stated herein, the Company has not reached any agreements, in principle or otherwise, with respect to any material transaction and no assurances can be given as to whether any such transaction may be consummated or, if so, when.






             ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                            (Dollars in thousands)

Regulatory and Competitive Matters

     The cable television operations of the Company may be adversely affected by changes and developments in governmental regulation, competitive forces and technology. The cable television industry and the Company are subject to extensive regulation at the federal, state and local levels.
Many aspects of such regulation are currently the subject of judicial proceedings and administrative or legislative proceedings or proposals. On October 5, 1992, Congress passed the 1992 Cable Act, which significantly expands the scope of regulation of certain subscriber rates and a number of other matters in the cable industry, such as mandatory carriage of local broadcast stations and retransmission consent, and which will increase the administrative costs of complying with such regulations. The FCC has adopted rate regulations that establish, on a system-by-system basis, maximum allowable rates for (i) basic and cable programming services (other than programming offered on a per-channel or per-program basis), based upon a benchmark methodology, and (ii) associated equipment and installation services based upon cost plus a reasonable profit.
Under the FCC rules, franchising authorities are authorized to regulate rates for basic services and associated equipment and installation services, and the FCC will regulate rates for regulated cable programming services in response to complaints filed with the agency. The original rate regulations became effective on September 1, 1993. Amendments to the rate regulations became effective May 15, 1994. Further amendments were adopted on November 10, 1994. The FCC ordered an interim rate freeze effective April 5, 1993 which was extended through May 15, 1994.

     The original rate regulations required a reduction of existing rates charged for basic services and regulated cable programming services to the greater of (i) the applicable benchmark level or (ii) the rates in force as of September 30,
1992, reduced by 10%, adjusted forward for inflation. The amended regulations will generally require a reduction of up to 17 percent from the rates for regulated services in force as of September 30, 1992, adjusted forward for inflation and certain other factors. Rate reductions are not required to the extent that a cable operator at its option elects to use an alternative cost-of-service methodology and shows that rates for basic and cable programming services are reasonable. The FCC has adopted interim rules to govern cost-of-service showings by cable operators. Refunds with interest will be required to be paid by cable operators who are required to reduce regulated rates after September 1, 1993, calculated retroactively from the date of a local franchising authority's decision with regard to basic rates, and from the date a complaint is filed with the FCC with regard to the rates charged for regulated programming services. The FCC has reserved the right to reduce or increase the benchmarks it has established. The rate regulations will also limit future increases in regulated rates to an inflation indexed amount plus increases in certain costs such as taxes, franchise fees, costs associated with specific franchise requirements and increased programming costs. Cost-based adjustments to these capped rates can also be made in the event a cable operator adds or deletes channels. On November 10, 1994, the FCC adopted an alternative method for adjusting the rates charged for a cable programming services tier when new services are added. This will allow cable operators to increase rates by as much as $1.50 over a two year period to reflect the addition of up to seven new channels of service on cable programming service tiers. In addition, a new programming tier can be created, the rate for which would not be regulated as long as certain conditions are met, such as not moving services from existing tiers to the new one. Because of the limitation on rate increases for regulated services, future revenue growth from cable services will rely to a much greater extent than has been true in the past on increased revenues from unregulated services and new subscribers than from increases in previously unregulated rates.

             ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                            (Dollars in thousands)

Regulatory and Competitive Matters, continued

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

     As part of its reconsideration of the original rate regulations, the FCC has established guidelines for evaluating such "a la carte" packages on a case-by-case basis based on a number of factors. The FCC has indicated that "a la carte" packages which are determined to be evasions of rate regulations rather than true enhancements of subscriber choice will be treated as regulated tiers, and cable operators engaging in such practices may be subject to fines and/or further rate adjustments. On November 10, 1994 the FCC ruled that, prospectively, any a la carte package will be treated as a regulated tier, except for packages involving premium services.


             ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                            (Dollars in thousands)

Regulatory and Competitive Matters, continued

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

     FCC rules permit local telephone companies to offer "video dialtone" service for video programmers, including channel capacity for the carriage of video programming and certain non-common carrier activities such as video processing, billing and collection and joint marketing agreements. On December 15, 1992, New Jersey Bell Telephone Company filed an application with the FCC to operate a
"video dialtone" service in portions of Dover County, New Jersey, in which the Company serves approximately 20,000 subscribers. The FCC approved the application on July 18, 1994. The Company has appealed this decision to the U.S. Court of Appeals for the District of Columbia. This case is presently pending.

    On December 17, 1992, the Chesapeake and Potomac Telephone Company of Virginia and Bell Atlantic Video Service Company ("Bell Atlantic Video") filed suit in U.S. District Court in Alexandria, Virginia seeking to declare unconstitutional the provisions in the 1984 Cable Act that prohibit telephone companies from owning cable television systems in their telephone service areas. On August 24, 1993, the court held that the 1984 Cable Act cross-ownership provision is unconstitutional, and it issued an order enjoining the FCC from enforcing the cross-ownership ban. The U.S. Justice Department has appealed this decision to the U.S. Court of Appeals for the Fourth Circuit. Several other federal district courts have also struck down the cross-ownership ban on first amendment grounds. In addition, legislation which would alter or eliminate the cross-ownership ban is under active consideration in Congress.

The Company cannot predict the outcome of the cross-ownership ban litigation. However, the Company believes that the provision of video programming by telephone companies in competition with the Company's existing operations could have an adverse effect on the Company's financial condition and results of operations. At this time, the impact of any such effect is not known or estimable.

             ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                         PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

       The annual meeting of the stockholders of the Company was held on September 20, 1994. Stockholders entitled to a total of 121,471,275 votes out of 123,452,364 votes attributable to all shares of the Company's outstanding capital stock were represented at the meeting either in person or by proxy. At such meeting, one director (the "Class A Director") was elected by vote of the holders of Class A Common Stock voting as a separate class, and six directors ("Class A and B Directors") were elected by vote of the holders of Class A Common Stock and the holders of Class B Common Stock voting together. No other matters were voted on at the meeting. The stockholder voting results are as follows:

(a)            Class A Director Elected                                        Broker
                                                   Vote for   Withheld  Non-Votes

         Perry S. Patterson                  11,512,753     13,762      0

(b)            Class A and B Directors Elected
                                   Class of                          Broker
                                    Stock      Vote for   Withheld  Non-Votes

          Pete J. Metros           Class A   11,514,085     12,430      0
                                   Class B  109,944,760        0        0

         Daniel R. Milliard        Class A   11,514,085     12,430      0
                                   Class B  109,944,760        0        0

         John J. Rigas             Class A   11,514,085     12,430      0
                                   Class B  109,944,760        0        0

         James P. Rigas            Class A   11,514,085     12,430      0
                                   Class B  109,944,760        0        0

         Michael J. Rigas          Class A   11,514,085     12,430      0
                                   Class B  109,944,760        0        0

         Timothy J. Rigas          Class A   11,514,085     12,430      0
                                   Class B  109,944,760        0        0


Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits:

               Exhibit 27.01.  Financial Data Schedule (Supplied for the
                              information of the Commission).

               Exhibit 99.01.  Additional Exhibits.  (Press Release of the
                              Company dated November 8, 1994).

    (b) Reports on Form 8-K filed during the quarter ended September 30, 1994:

         None.






             ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                  SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             ADELPHIA COMMUNICATIONS
CORPORATION
                                                         (Registrant)



Date:  November 14, 1994 By:   /s/ Timothy J. Rigas
                            Timothy J. Rigas
                            Senior Vice President (authorized
                            officer), Chief Financial Officer and
                            Chief Accounting Officer



                     ADELPHIA COMMUNICATIONS CORPORATION

                                    INDEX


                                                             Page Number

PART I-FINANCIAL INFORMATION

Item 1.  Consolidated Balance Sheets - March 31, 1994 and
          September 30, 1994....................................          1

         Consolidated Statements of Operations - Three Months and
          Six Months ended September 30, 1993 and 1994..........          2

         Consolidated Statements of Cash Flows - Six Months
          Ended September 30, 1993 and 1994.....................          3

       Notes to Interim Consolidated Financial Statements.......      4


Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations...................      6


PART II-OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders......     16

Item 6.  Exhibits and Reports on Form 8-K.........................     16
















                   ADELPHIA COMMUNICATIONS CORPORATION
                              EXHIBIT INDEX



Exhibit No.                               DESCRIPTION

27.01                                      Financial Data Schedule

99.01                                      Press release by Adelphia
                                           Communications Corporation
                                           dated November 8, 1994