Form 10-Q
period 1994-12-31
ADELPHIA COMMUNICATIONS CORP
filed 1995-02-14
CIK 796486

FORM 10-Q



SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C.  20549

  X        Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934
           For the quarterly period ended December 31, 1994

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

           At February 10, 1995, 13,906,691 shares of Class A Common Stock, par value $0.01, and 10,944,476 shares of Class B Common Stock, par value $0.01 per share, of the registrant were outstanding.






Item 1.  Financial Statements

           ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
             (Dollars in thousands, except per share amounts)



                                                                March 31,   Dec. 31,
ASSETS                                                            1994        1994
                                                                           (Unaudited)
Cable television systems, at cost, net of
 accumulated depreciation and amortization:
  Property, plant and equipment..........................       $  446,290  $  503,044
  Intangible assets......................................          417,788     533,278
          Total..........................................          864,078   1,036,322

Cash and cash equivalents................................           74,075       8,931
Investments..............................................           23,922      35,956
Preferred equity investment in Managed Partnership.......           18,338      18,338
Note receivable from Managed Partnership.................           15,000      28,000
Subscriber receivables - net.............................           18,021      20,613
Prepaid expenses and other assets - net..................           38,772      46,823
Related party investments and receivables - net..........           21,640      32,779

          Total..........................................       $1,073,846  $1,227,762

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Notes payable of subsidiaries to banks and institutions..       $   870,875 $1,051,022
12 1/2% Senior Notes due 2002............................           400,000    400,000
10 1/4% Senior Notes due 2000 (face amount $100,000 at
 December 31, 1994)......................................           108,765      98,976
11 7/8% Senior Debentures due 2004 (face amount $125,000)           124,442     124,463
9 7/8% Senior Debentures due 2005 (face amount $130,000).           127,882     127,965
9 1/2% Pay-In-Kind Notes due 2004........................           150,000     156,917
Other debt...............................................            11,747      17,207
Accounts payable.........................................            27,016      46,683
Subscriber advance payments and deposits.................            13,385      12,773
Accrued interest and other liabilities...................            66,077      79,944
Deferred income taxes....................................            91,721     117,322

          Total liabilities..............................         1,991,910   2,233,272

Stockholders' equity (deficiency):
 Class A Common Stock, $.01 par value, 50,000,000 shares
  authorized, 13,507,604 shares outstanding..............               135         135
 Class B Common Stock, $.01 par value, 25,000,000 shares
  authorized, 10,944,476 shares outstanding..............               109         109
 Additional paid-in capital..............................           198,431     199,824
 Accumulated deficit.....................................        (1,116,739) (1,205,578)
Total stockholders' equity (deficiency)..................          (918,064) (1,005,510)
          Total..........................................        $1,073,846   $1,227,762


See notes to interim consolidated financial statements.




             ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
               (Dollars in thousands, except per share amounts)
                                 (Unaudited)

                                            Three Months Ended        Nine Months Ended
                                                December 31,              December 31,
                                              1993         1994         1993         1994


Revenues...............................  $    80,245  $    92,737  $   239,865  $  267,552

Operating expenses:
 Direct operating and programming......       22,675       27,644       67,370      79,172
 Selling, general and administrative...       12,758       16,409       38,152      46,219
 Depreciation and amortization.........       22,200       26,043       67,516      72,799

      Total............................       57,633       70,096      173,038     198,190

Operating income.......................       22,612       22,641       66,827      69,362

Other income (expense):
 Interest income from affiliates.......        1,265        2,912        3,755       7,667
 Other income..........................          287           76          570         939
 Priority investment income............        5,575        5,575       16,725      16,725
 Interest expense......................      (46,626)     (49,668)    (136,757)   (144,993)
 Equity in net loss of joint ventures..      ( 8,087)      (8,744)     (23,408)    (30,362)

      Total............................      (47,586)     (49,849)    (139,115)   (150,024)

Loss before income taxes and cumulative
 effect of change in accounting
 principle.............................      (24,974)     (27,208)     (72,288)    (80,662)
Income tax expense.....................         (811)      (1,214)      (2,601)     (1,318)
Loss after income taxes and before
 cumulative effect of change in
 accounting principle..................      (25,785)     (28,422)     (74,889)    (81,980)
Cumulative effect of change in
 accounting for income taxes...........           --           --      (89,660)         --

Net loss...............................  $   (25,785) $   (28,422) $  (164,549) $  (81,980)

Loss per share of common stock
 before cumulative effect of change in
 accounting principle..................  $    (1.68)  $     (1.16) $     (4.89) $    (3.35)
Cumulative effect of change in
 accounting for income taxes...........          --           --         (5.85)         --

Net loss per share of common stock....  $     (1.68) $     (1.16) $     (10.74) $    (3.35)

Weighted average shares of common stock
 outstanding...........................  15,319,476   24,452,080    15,319,476  24,452,080






           See notes to interim consolidated financial statements.


                    ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                 (Unaudited)

                                                                     Nine Months Ended
                                                                        December 31,
                                                                     1993         1994

Cash flows from operating activities:
 Net loss..............................................          $  (164,549) $   (81,980)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation........................................               40,905       50,616
   Amortization........................................               26,665       22,183
   Non cash interest...................................                    --        7,322
   Equity in net loss of joint ventures................               23,408       30,362
   Cumulative effect of change in accounting principle.               89,660           --
   Increase in deferred income taxes...................                2,060        1,209
   Changes in operating assets and liabilities, net of
    effects of acquisitions:
      Subscriber receivables...........................               (2,476)        (748)
      Prepaid expenses and other assets................               (6,509)      (9,405)
      Accounts payable.................................                  (10)      18,682
      Subscriber advance payments and deposits.........               (3,130)      (2,666)
      Accrued interest and other liabilities...........                8,100        9,576
      Debt financing costs.............................               (2,127)          --
Net cash provided by operating activities..............               11,997       45,151

Cash flows from investing activities:
 Net cash used for acquisitions........................                   --      (47,693)
 Expenditures for property, plant and equipment........              (48,248)     (71,095)
 Demand notes to Managed Systems.......................              (15,000)          --
 Amounts invested in and advanced to Olympus and
 related parties.......................................              (21,331)     (44,927)
 Investments in other joint ventures...................              (22,793)     (26,161)
Net cash used for investing activities.................             (107,372)    (189,876)

Cash flows from financing activities:
 Proceeds from debt....................................              359,238      110,453
 Repayments of debt....................................             (298,713)     (30,872)
Net cash provided by financing activities..............               60,525       79,581

Decrease in cash and cash equivalents..................              (34,850)     (65,144)

Cash and cash equivalents, beginning of year...........               38,671       74,075

Cash and cash equivalents, end of period...............          $     3,821  $     8,931








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

    In the opinion of management, all adjustments, consisting of only normal recurring accruals necessary to present fairly the unaudited results of operations for the three months and nine months ended December 31, 1993 and 1994 have been included. It is suggested that these interim consolidated financial statements be read in conjunction with the consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended March 31, 1994 ("Annual Report").

A. Significant Events Subsequent to the 1994 Annual Report:

    On April 12, 1994, Adelphia acquired a 34% equity interest in Niagara Frontier Hockey, L.P., which owns the Buffalo Sabres National Hockey League franchise, for a purchase price of $15,000; $14,000 of which has been paid through February 1, 1995.

    On June 16, 1994, Adelphia invested $34,000 in TMC Holdings Corporation ("THC"), the parent of Tele-Media Company of Western Connecticut. THC owns cable television systems serving approximately 43,000 subscribers in Western Connecticut. The investment in THC provides Adelphia with a $30,000 preferred equity interest in THC and a 75% non-voting common equity interest, with a liquidation preference to the remaining 25% common stock ownership interest in THC. Adelphia has the right to convert such interest into a 75% voting common equity interest, with a liquidation preference to the remaining shareholders' 25% common stock ownership interest, on demand subject to certain regulatory approvals. The acquisition of THC was accounted for using the purchase method of accounting. The consolidated statements of operations and cash flows include the operations of the acquired system from June 16, 1994. Debt assumed, included in notes payable of subsidiaries to banks and institutions, was $52,000 at closing.

    On June 30, 1994, Adelphia acquired from Olympus Communications, L.P. ("Olympus") 85% of the common stock of Northeast Cable, Inc. ("Northeast Cable") for a purchase price of $31,875. Northeast Cable owns cable television systems serving approximately 36,500 subscribers in Eastern Pennsylvania. Of the purchase price, $16,000 was paid in cash and the remainder resulted in a decrease in Adelphia's receivable from Olympus. The acquisition of Northeast Cable was accounted for using the purchase method of accounting. The consolidated statements of operations and cash flows include the operations of the acquired system from June 30, 1994. Debt assumed, included in notes payable of subsidiaries to banks and institutions, was $42,300 at closing.

    On October 28, 1994, Adelphia announced the signing of definitive agreements for the purchase of all of the cable systems of WB Cable Associates, Ltd. ("WB Cable"), Clear Channels Cable TV Co. ("Clear Channels") and the Benjamin Terry family (the "Terry Family"), which together serve a total of 69,200 subscribers for an aggregate purchase price of $106,300 in cash and $16,000 of Adelphia
Class
A Common Stock. Adelphia may assign the rights under any of these agreements to an affiliate. WB Cable currently provides cable service from one headend and security monitoring services from one location in West Boca Raton, Florida. The Terry Family cable systems are located in and around Henderson, North Carolina and the Clear Channels cable systems are located
in and around Kittanning, Pennsylvania.    On January 10, 1995, Adelphia
issued 399,087 shares of Class A Common Stock in connection with the merger of a wholly-owned subsidiary of

             ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                            (Dollars in thousands)
                                 (Unaudited)

Significant Events Subsequent to the 1994 Annual Report, continued:

Adelphia into Oxford Cablevision, Inc., one of the Terry Family cable systems. Adelphia assigned the rights to purchase the stock of the other Terry Family cable systems to a managed system.

 On November 23, 1994, Adelphia entered into a new letter of intent
(subject to various conditions, including the obtaining of certain bank financing) to increase the overall investment of Adelphia and the companies it manages (the "Adelphia Group") in cable systems held by Tele-Media Investment Partnership, L.P. ("TMIP") and certain other Tele-Media controlled entities (collectively, "Tele-Media"). The letter of intent provides that the Adelphia Group invest between $63,000 and $75,000 in Tele-Media, in exchange for controlling interests in Tele-Media. On December 27, 1994, Adelphia exchanged its existing investment in TMIP with a managed system for a note in the amount of $13,000.

    On January 31, 1995, Adelphia acquired Tele-Media of Martha's Vineyard, L.P. for $11,875, a cable system serving 6,500 subscribers. This system will become part of Adelphia's New England cluster.

B. Notes Payable to Banks and Institutions:

    The following updates to December 31, 1994 the disclosures made in Note 3 of the Annual Report.

Commitments for additional borrowings................................$ 40,000
Weighted average interest rate.......................................    9.06%
Percentage of principal balance that bears interest at fixed rates
 for at least one year...............................................   45.3%

    Subsequent to December 31, 1994, a subsidiary of Adelphia entered into binding commitments with a group of banks for a credit facility, which will increase Adelphia's commitments for additional borrowings by $135,000.

C. Investments:

    The Company's non-consolidated investments are as follows:

                                                              Balance At
                                                        March 31,  December 31,
                                                         1994          1994

Cost Basis Investments:
     TMIP.........................................      $13,000     $    --
     Niagara Frontier Hockey, L.P.................           --      10,000
     Alternate access (Hyperion)
      venture.....................................        1,379       2,312
     Commonwealth Security, Inc...................           --       4,200
     SuperCable...................................           --       3,000
     Other........................................        1,753       2,430
                                                         16,132      21,942








             ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                            (Dollars in thousands)
                                 (Unaudited)

C. Investments, continued:                                   Balance At
                                                     March 31,  December 31,
                                                        1994        1994
Equity Basis Investments:
    Gross Investment:
     Alternate access (Hyperion)
      ventures.....................................  $   8,284    $11,890
     Page Call, Inc................................         --      3,205
     Other.........................................                   127
     Cumulative equity in net losses...............       (494)    (1,208)
                                                         7,790     14,014

           Total...................................  $  23,922    $35,956



D. Investments and Related Party Receivables:

    The following table summarizes investments in and unsecured receivables from Olympus and related parties:
                                                      March 31, December 31,
                                                        1994        1994
Investment in Olympus...............................  $(75,961)   $(93,215)
Amounts due from Olympus............................    85,938      92,077
Amounts due from other related parties - net........    11,663      33,917
                                                      $ 21,640    $ 32,779

    The investment in Olympus represents a 50% voting interest in such partnership and is being accounted for using the equity method. Summarized unaudited results of operations of Olympus, for the nine months ended September 30, 1993 and 1994, are as follows:

                                                                      Nine Months Ended
                                                                           Sept. 30,
                                                                        1993      1994

Revenues.....................................................         $ 73,478  $ 72,575
Net loss.....................................................          (68,324)  (15,610)
Net loss of general partners after priority return
 requirements................................................         (110,102)  (62,834)


The prior year nine-month loss includes the cumulative change effect of $59,000 for the adoption of FAS 109.

E. Accounting for Income Taxes:

    The provision for income tax expense for the nine-months ended December 31, 1994 was $1,318, of which $109 and $1,209 are current and deferred tax expense, respectively.

F. Supplemental Cash Flow Information:

                                                               Nine Months Ended
                                                                   December 31,
                                                                 1993     1994
Cash payments for interest.....  ............................. $130,423 $130,151
Noncash financing and investment activities - capital leases..    6,399       --


    On December 27, 1994, Adelphia exchanged its existing investment in TMIP to a managed system for a note in the amount of $13,000.



             ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                            (Dollars in thousands)

Investments, continued:

G.  Reclassification:

    Certain prior period amounts have been reclassified to conform to the current presentation.






















































Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Adelphia Communications Corporation ("Adelphia" or the "Company") earned substantially all of its revenues in the nine months ended December 31, 1994 from monthly subscriber fees for basic, satellite, premium and ancillary services (such as installations and equipment rentals), local and national advertising sales, pay-per-view programming, home shopping networks and competitive access telecommunications services. Certain changes in the way the Company offers and charges for subscriber services were implemented as of September 1, 1993 under the 1992 Cable Act and under the Company's revised method of offering certain services. See "Regulatory and Competitive Matters" below.

    The changes in Adelphia's results of operations for the nine months ended December 31, 1994, compared to the same period in the prior year, were primarily the result of acquisitions and expanding existing cable television operations.

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

    The Company currently offers competitive access telecommunications services through a subsidiary, Hyperion Telecommunications, Inc. ("Hyperion"). Since Hyperion's formation in October 1992, it has formed operating companies or entered into joint venture partnerships to develop and operate competitive access networks in twelve select metropolitan areas. The investment in Hyperion resulted in a reduction in the Company's operating income before depreciation and amortization for the nine-months ended December 31, 1993 and 1994 of $1,109 and $1,595, respectively. The equity in net loss of Hyperion's joint venture partnerships amounted to $276 and $714 for the nine months ended December 31, 1993 and 1994, respectively.

    The following tables set forth certain cable television system data as of the periods indicated for Company Owned, Olympus and Managed Systems. The "Olympus Systems" are systems currently owned by the Olympus joint venture. The "Managed Systems" are affiliated systems managed by Adelphia.

                                                       December 31,
                                                    1993       1994     % change
Homes Passed by Cable
Company Owned Systems...........................  1,180,989  1,268,531    7.4%
Olympus Systems.................................    404,890    415,896    2.7%
Managed Systems.................................    265,618    374,076   40.8%

       Total Systems............................. 1,851,497  2,058,503   11.2%

Basic Subscribers
Company Owned Systems...........................    868,195    957,954   10.3%
Olympus Systems.................................    233,411    251,933    7.9%
Managed Systems.................................    192,623    284,200   47.5%

       Total Systems............................  1,294,229  1,494,087   15.4%


             ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                            (Dollars in thousands)

Results of Operations, continued:

     Exclusive of acquisitions, basic subscribers grew 2.4%, 7.9% and 2.6% for Company Owned, Olympus and Managed Systems, respectively, during the twelve months ended December 31, 1994.

     Additionally, 1993 homes passed and basic subscribers have been retroactively restated to reflect the acquisition of Northeast Cable from Olympus by the Company on June 30, 1994. The 1994 homes passed and basic subscribers for Managed Systems include TMIP.

     The following table is derived from Adelphia's Interim Consolidated Financial Statements included in this interim report and sets forth the historical percentage relationship of the components of operating income to revenues contained in such financial statements for the periods indicated.

                                                                    Percentage of Revenues
                                                                      for the Nine Months
                                                                         Ended Dec. 31,
                                                                          1993    1994

Revenues.................................................                   100%    100%

Operating expenses:
 Direct operating and programming........................                    28      30
 Selling, general and administrative.....................                    16      17
                                                                             44      47
 Operating income before depreciation and amortization...                    56      53

 Depreciation and amortization...........................                    28      27

 Operating income........................................                    28%     26%


        Revenues increased approximately 12% and 16% for the nine months and three months ended December 31, 1994, compared to the same periods in the prior year. Approximately 95% and 83% of such increases was attributable to
the incremental revenues from acquisitions.     Approximately 5% and 13% of
such increases were from basic subscriber growth, 0% and 0% from rate increases, and the other 4% for the three months was from the expansion of advertising sales and other services. Revenues for the three months ended December 31, 1994 fully reflected the repackaging and adjustment of equipment and installation charges, effective in July 1993, and rates for basic services and certain other satellite programming services under CableSelect, the Company's method of offering services that was implemented effective September 1, 1993.

    Operating expenses (exclusive of depreciation and amortization) increased
19% and 24% for the nine-month and three-month periods ended December 31, 1994, compared to the same periods in the prior year, primarily due to the operating expenses of systems acquired after December 31, 1993.

    Operating income before depreciation and amortization increased 6% and 9% for the nine month and three month periods ended December 31, 1994 compared to the same periods in the prior year. Priority investment income remained unchanged for the nine month and three month periods. EBITDA (earnings before interest, income taxes, depreciation and amortization, equity in net loss of joint ventures, cumulative effect of change in accounting principle) increased 8% and 10% for the nine month and three month periods this year versus last year, primarily due to increased revenues and interest income from affiliates and other income, partially offset by increased operating expenses. While EBITDA is not an
             ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                            (Dollars in thousands)

Results of Operations, continued:

alternative to GAAP operating income, management believes EBITDA is a meaningful measure of performance as substantially all of the Company's financing agreements contain financial covenants based on EBITDA.

    Interest expense increased approximately 6% and 7% for the nine-months and three-months ended December 31, 1994, compared to the same periods in the prior year. 57% and 55% of the increase for the nine-months and three-months ended December 31, 1994 was due to additional interest cost associated with incremental debt related to acquisitions.

    Net loss for the nine months ended December 31, 1994 decreased by 50%, primarily due to the cumulative effect of the change in accounting principle for the Company of $89,660 recognized in the nine months ended December 31, 1993. There was no significant change in the net loss for the three months ended December 31, 1994.

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

    At December 31, 1994, the Company's total outstanding debt aggregated $1,976,550, which included $908,321 of parent debt and $1,068,229 of subsidiary debt. At December 31, 1994, the Company had an aggregate amount of $40,000 in unused credit lines with banks, part of which is subject to achieving certain levels of operating performance, and $8,931 in cash and cash equivalents.
Subsequent to December 31, 1994, a subsidiary of Adelphia entered into binding commitments with a group of banks for a new credit facility which will increase Adelphia's commitments for additional borrowings by $135,000. Additionally, the Company has the ability to pay interest on its 9 1/2% PIK Notes due 2004 by

             ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                            (Dollars in thousands)

Liquidity and Capital Resources, continued:

issuing additional notes totalling approximately $81,000 in lieu of cash interest payments through February 15, 1999.

    The Company's unused lines of credit are currently provided by reducing revolving credit facilities whose revolver periods expire through March 31, 1999. The Company's weighted average interest rate of notes payable to banks and institutions was approximately 9.06% at December 31, 1994, compared to 8.72% at December 31, 1993. At December 31, 1994, approximately 45.3% of such debt was subject to fixed interest rates for at least one year under the terms of such debt or applicable interest rate swap agreements. Approximately 71% of the Company's total indebtedness of $1,976,550 is at fixed interest rates as of December 31, 1994.

    Maturities of debt for the four years and three months after December 31, 1994, including the debt acquired through the THC and Northeast Cable acquisitions described below, are as follows:

     Three months ended March 31, 1995......................   $   7,892
     Year ended March 31, 1996..............................     133,354
     Year ended March 31, 1997..............................     232,560
     Year ended March 31, 1998..............................     284,071
     Year ended March 31, 1999..............................     260,835

    To maintain the overall technical quality of its systems at high industry standards, Adelphia plans to undertake additional discretionary capital expenditures as they become feasible during the remainder of the current fiscal year, financed through internally generated funds and long-term borrowings.

    During the nine-months ended December 31, 1994, Adelphia made net advances to Olympus of $6,139, primarily for capital expenditures and working capital purposes.

    On September 29, 1993, the Board of Directors of the Company authorized the Company to make loans in the future to Highland Holdings and Syracuse Hilton Head Holdings, L.P. (managed companies) up to an amount of $25,000 each. During the nine-months ended December 31, 1994, Adelphia made advances in the net amount of $22,254 to these related parties to provide funds mainly for capital expenditures and working capital purposes.

    On April 12, 1994, for a purchase price of $15,000, $14,000 of which has been paid to date, Adelphia purchased (i) convertible preferred units in Niagara Frontier Hockey, L.P., (the "Sabres Partnership") which owns the Buffalo Sabres National Hockey League Franchise, representing a 34% equity interest and (ii) warrants allowing Adelphia to increase its interest to 40%. Adelphia believes this investment will be competitively advantageous in the Buffalo cable television market. The Sabres Partnership will control, through a wholly-owned subsidiary, the Crossroads Arena, a new sports and entertainment facility expected to be completed in late 1996. Adelphia's convertible preferred units will earn a 4% cumulative preferred distribution beginning after the first
National Hockey League game is played at the Crossroads Arena.

    On May 12, 1994, Adelphia invested $3,000 for a 20% interest in SuperCable ALK International, a cable operator in Caracas, Venezuela. In April, 1994, Adelphia invested $4,200 in Commonwealth Security Systems, Inc. in exchange for an 8.75% $4,200 convertible note and warrants. The note is convertible into a 33% fully-diluted common equity interest on demand. The warrants entitle

             ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                            (Dollars in thousands)

Liquidity and Capital Resources, continued:

Adelphia to acquire up to a 40% fully diluted common equity interest for an additional $670.

    On June 16, 1994, Adelphia invested $34,000 in TMC Holdings Corporation ("THC"), the parent of Tele-Media Company of Western Connecticut. THC owns cable television systems serving approximately 43,000 subscribers in Western Connecticut. The investment in THC provides Adelphia with a $30,000 preferred equity interest in THC and a 75% non-voting common equity interest, with a liquidation preference to the remaining 25% common stock ownership interest in
THC. Adelphia has the right to convert such interest to a 75% voting common equity interest, with a liquidation preference to the remaining shareholders' 25% common stock ownership interest, on demand subject to certain regulatory approvals. The acquisition of THC was accounted for using the purchase method of accounting. The consolidated statements of operations and cash flows include the operations of the acquired system from June 16, 1994. Debt assumed, included in notes payable of subsidiaries to banks and institutions, was $52,000 at closing.

    On June 30, 1994, Adelphia acquired from Olympus 85% of the common stock of Northeast Cable, Inc. ("Northeast Cable") for a purchase price of $31,875. Northeast Cable owns cable television systems serving approximately 36,500 subscribers in Eastern Pennsylvania. Of the purchase price, $16,000 was paid in cash and the remainder resulted in a decrease in Adelphia's receivable from Olympus. The acquisition of Northeast Cable was accounted for using the purchase method of accounting. The consolidated statements of operations and cash flows include the operations of the acquired system since June 30, 1994. Debt assumed, included in notes payable of subsidiaries to banks and institutions, was $42,300 at closing.

    In May, 1994, Adelphia purchased on the open market $10,000 of its 10
1/4% Senior Notes due in 2000 at a price of 94.5% of face value plus accrued interest.
    On October 28, 1994, Adelphia announced the signing of definitive agreements for the purchase of all of the cable systems of WB Cable Associates, Ltd. ("WB Cable"), Clear Channels Cable TV Co. ("Clear
Channels") and the Benjamin Terry family (the "Terry Family"), which together serve a total of 69,200 subscribers for an aggregate purchase price of $106,300 in cash and $16,000 of Adelphia Class A Common Stock. WB Cable currently provides cable service from one headend and security monitoring services from one location in West Boca Raton, Florida. The Terry Family cable systems are located in and around Henderson, North Carolina and the Clear Channels cable systems are located in and around Kittanning,
Pennsylvania.     On January 10, 1995, Adelphia issued 399,087 shares of Class
A Common Stock in connection with the merger of a wholly-owned subsidiary of Adelphia into Oxford Cablevision, Inc., one of the Terry Family cable systems.
Adelphia assigned the rights to purchase the stock of the other Terry Family cable systems to a managed system.

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

    On January 31, 1995, Adelphia acquired Tele-Media of Martha's Vineyard, L.P. for $11,875, a cable system serving 6,500 subscribers. This system will become part of Adelphia's New England cluster.


             ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                            (Dollars in thousands)

Liquidity and Capital Resources, continued:

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

    During the nine months ended December 31, 1994, the increase in capital expenditures and accounts payable was primarily attributed to the companies acquired and an increase in the level of expenditures for new technology and rebuild activity. The increase in accrued interest and other liabilities resulted from the timing of the payment of interest due on the Company's indebtedness.

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

Regulatory and Competitive Matters

    The cable television operations of the Company may be adversely affected by changes and developments in governmental regulation, competitive forces and technology. The cable television industry and the Company are subject to extensive regulation at the federal, state and local levels. Many aspects of such regulation are currently the subject of judicial proceedings and administrative or legislative proceedings or proposals. On October 5, 1992, Congress passed the 1992 Cable Act, which significantly expands the scope of regulation of certain subscriber rates and a number of other matters in the cable ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                            (Dollars in thousands)

Regulatory and Competitive Matters, continued:

industry, such as mandatory carriage of local broadcast stations and retransmission consent, and which will increase the administrative costs of complying with such regulations. The FCC has adopted rate regulations that establish, on a system-by-system basis, maximum allowable rates for (i) basic and cable programming services (other than programming offered on a per-channel or per-program basis), based upon a benchmark methodology, and (ii) associated equipment and installation services based upon cost plus a reasonable profit.
Under the FCC rules, franchising authorities are authorized to regulate rates for basic services and associated equipment and installation services, and the FCC will regulate rates for regulated cable programming services in response to complaints filed with the agency. The original rate regulations became effective on September 1, 1993. Amendments to the rate regulations became effective May 15, 1994. Further amendments were adopted on November 10, 1994. The FCC ordered an interim rate freeze effective April 5, 1993 which was extended through May 15, 1994.

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

    The FCC has adopted regulations implementing virtually all of the requirements of the 1992 Cable Act. As noted above, amendments to the rate regulations were recently announced and the FCC is also likely to continue to modify, clarify or refine the rate regulations. In addition, litigation has been instituted challenging various portions of the 1992 Cable Act and the rulemaking proceedings including the rate regulations. The Company cannot predict the effect or outcome of the future rulemaking proceedings, changes to the rate regulations, or litigation. Further, because the FCC has only issued its interim

 ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                            (Dollars in thousands)

Regulatory and Competitive Matters, continued:

rules and has not adopted final cost-of-service rules, the Company has not determined to what extent it will be able to utilize cost-of-service showings to justify rates.

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

    A letter of inquiry, one of at least 63 sent by the FCC to numerous cable operators, was received by an Olympus System regarding the implementation of this new method of offering services. Olympus responded in writing to the FCC's inquiry. On November 18, 1994, the Cable Services Bureau of the FCC issued a decision holding that the "CableSelect" program was an evasion of the rate regulations and ordered this package to be treated as a regulated tier. This decision, and all other letter of inquiry decisions, were principally decided on the number of programming services moved from regulated tiers to a la carte packages. Adelphia has appealed this decision to the full Commission. The Company cannot predict the outcome or effect of this proceeding.

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



             ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                            (Dollars in thousands)

Regulatory and Competitive Matters, continued:

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

    A number of telephone companies have filed suit seeking to void as unconstitutional the provisions in the 1984 Cable Act that prohibit telephone companies from owning cable television systems in their telephone service areas. The U.S. Courts of Appeal for the Fourth and Ninth Circuits have struck down the cross-ownership ban on first amendment grounds. Several federal district courts have also struck down the cross-ownership ban on the same grounds. In addition, legislation which would alter or eliminate the cross-ownership ban is under active consideration in Congress.

    The Company cannot predict the ultimate outcome of the video dialtone proceeding or the cross-ownership ban litigation. However, the Company believes that the provision of video programming by telephone companies in competition with the Company's existing operations could have an adverse effect on the Company's financial condition and results of operations. At this time, the impact of any such effect is not known or estimable.


























             ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                         PART II - OTHER INFORMATION







Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits:

             Exhibit 27.01.  Financial Data Schedule (Supplied for the
                  information of the Commission).


        (b) Reports on Form 8-K filed during the quarter ended December 31, 1994:

             Date of Report          Item Reported        Financial
Statements

             November 2, 1994        Items 5,7                   None






                                  SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               ADELPHIA COMMUNICATIONS CORPORATION
                               (Registrant)



Date:  February 14, 1995                  By:   /s/ Timothy J. Rigas

                                         Timothy J. Rigas
                                         Senior Vice President (authorized
                                         officer), Chief Financial Officer
and
                                   Chief Accounting Officer



                     ADELPHIA COMMUNICATIONS CORPORATION

                                    INDEX


                                                          Page
Number

PART I-FINANCIAL INFORMATION

Item 1.   Consolidated Balance Sheets - March 31, 1994 and
             December 31, 1994................................     1

          Consolidated Statements of Operations - Three Months and
             Nine Months ended December 31, 1993 and 1994.....     2

          Consolidated Statements of Cash Flows - Nine Months
             Ended December 31, 1993 and 1994.................     3

         Notes to Interim Consolidated Financial Statements...     4


Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations.............    8


PART II-OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.......................   17