Form 10-K
period 1995-03-31
ADELPHIA COMMUNICATIONS CORP
filed 1995-06-29
CIK 796486

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549



FORM 10-K



    X     Annual Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934



for the fiscal year ended March 31, 1995



               Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transaction

    period from                           to
        .



Commission File Number: 0-16014



ADELPHIA COMMUNICATIONS CORPORATION

(Exact name of registrant as specified in its charter)



DELAWARE       23-2417713

 (State or other jurisdiction of   incorporation or
organization)   (I.R.S. Employer  Identification No.)

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



Aggregate market value of outstanding Class A Common Stock $.01 par value, held by non-affiliates of the Registrant at June 26, 1995 was $76,870,845 based on the closing sale price as computed by the NASDAQ National Market System as of that date. For purposes of this calculation only, affiliates are deemed to be directors and executive officers of the Registrant.



Number of outstanding shares of Class A Common Stock, $.01 par value, at June 26, 1995 was 15,364,009.



Number of outstanding shares of Class B Common Stock, $.01 par value, at June 26, 1995 was 10,944,476.



Documents Incorporated by Reference



Portions of the Proxy Statement for the 1995 Annual Meeting of
Stockholders are incorporated by reference into Part III hereof.


PART I

ITEM 1.  BUSINESS (Dollars in thousands)

Introduction

    Adelphia Communications Corporation ("Adelphia" and, collectively with its subsidiaries, the "Company") is the seventh largest cable television operator in the United States. As of March 31, 1995, cable systems owned or managed by the Company (the "Systems") in the aggregate passed 2,268,501 homes and served 1,579,437 basic subscribers who subscribed for 794,624 premium service units.

    The Company's owned cable systems (the "Company Systems") are located in ten states and are organized into seven regional clusters: Western New York, Virginia, Western Pennsylvania, New England, Eastern Pennsylvania, Ohio and Coastal New Jersey. The Company Systems are located primarily in suburban areas of large and medium-sized cities within the 50 largest television markets ("areas of dominant influence" or "ADIs," as measured by The Arbitron Company). At March 31, 1995, the Company Systems passed 1,340,808 homes and served 975,066 basic subscribers.

    The Company owns a 50% voting interest and non-voting preferred limited partnership interests entitling the Company to a 16.5% priority return in Olympus Communications, L.P. ("Olympus"). Olympus is a joint venture which owns cable systems (the "Olympus Systems") primarily located in some of the fastest growing areas of Florida. The Olympus Systems in Florida form a substantial part of an eighth regional cluster, Southeastern Florida. The Company is the managing general partner of Olympus. As of March 31, 1995, the Olympus Systems passed 512,052 homes and served 306,317 basic subscribers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Olympus."

    The Company also provides, for a fee, management and consulting services to certain partnerships (the "Managed Partnerships"). John J. Rigas and certain members of his immediate family, including entities they own or control (collectively, the "Rigas Family") control or have substantial ownership interests in the Managed Partnerships. As of March 31, 1995, cable systems (the "Managed Systems") owned by the Managed Partnerships passed 415,641 homes and served 298,054 basic subscribers.

    Unless otherwise stated, the information contained in this Annual Report on Form 10-K is as of March 31, 1995.

Cable Television

    Cable television systems receive a variety of television, radio and data signals transmitted to receiving sites ("headends") by way of off-air antennas, microwave relay systems and satellite earth stations. Signals are then modulated, amplified and distributed primarily through coaxial and fiber optic cable to subscribers, who pay fees for the service. Cable television systems are generally constructed and operated pursuant to non-exclusive franchises awarded by state or local government authorities for specified periods of time.

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

    In addition, premium service channels, which provide movies, live and taped concerts, sports events and other programming, are offered for an extra monthly charge. At March 31, 1995, over 97% of subscribers of the Company Systems were also offered pay-per-view programming, which allows the subscriber to order special events or movies and to pay on a per event basis. Local, regional and national advertising time is sold in the majority of the Systems, with commercial advertisements inserted on certain satellite-delivered non-broadcast channels.

    John J. Rigas, the Chairman, President, Chief Executive Officer and majority stockholder of Adelphia, is a pioneer in the cable television industry, having built his first system in 1952 in Coudersport, Pennsylvania. Adelphia was incorporated in Delaware on July 1, 1986 for the purpose of reorganizing five cable television companies, then principally owned by the Rigas Family, into a holding company structure in connection with the initial public offering of its Class A Common Stock, $.01 par value, and 13% Senior Subordinated Notes due 1996. Prior to 1982, the Company grew principally by obtaining municipal cable television franchises to construct new cable television systems. Since 1982, the Company has grown principally by acquiring and developing existing cable systems. The Company's business comprises one segment, the ownership, operation and management of cable television systems. The Company did not have any foreign operations or foreign sales in the year ended March 31, 1995.

Operating Strategy

    The Company's strategy has been to provide superior customer service while maximizing operating efficiencies. By acquiring and developing systems in geographic proximity, the Company has been able to realize significant operating efficiencies through the consolidation of many managerial, administrative and technical functions. The Systems have consolidated virtually all of their administrative operations, including customer service, service call dispatching, marketing, human resources, advertising sales and government relations into regional offices. Each regional office has a related technical center which contains the facilities necessary for the Systems' technical functions, including construction, installations and system maintenance and monitoring. Consolidating customer service functions into regional offices allows the Company to provide customer service through better training and staffing of customer service representatives, and by providing more advanced telecommunications and computer equipment and software to its customer service representatives than would otherwise be economically feasible in smaller systems.

    The Company considers technological innovation to be an important component of cost-effective improvement of its product and customer satisfaction. Through the use of fiber optic cable and other technological improvements, the Company has increased system reliability, channel capacity and its ability to deliver advanced cable television services. These improvements have enhanced customer service, reduced operating expenses and allowed the Company to introduce additional services, such as impulse-ordered pay-per-view programming, which expand customer choices and increase Company revenues. The Company has developed new cable construction architecture which allows it to readily deploy fiber optic cable in its systems. The Company has replaced approximately 24% of the total installed trunk cable for the Systems with fiber optic cable and has used fiber optic cable in all of its rebuilding projects and principally all of the Systems' line extensions. In addition, the Company has installed over 690 miles of fiber optic plant for point-to-point applications such as connecting or eliminating headends or microwave link sites. Management believes that the Company is among the leaders of the cable industry in the deployment of fiber optic cable.

Development of the Systems

    The Company has focused on acquiring and developing systems in markets which have favorable historical growth trends. The Company believes that the strong household growth trends in its Systems' market areas are a key factor in positioning itself for future growth in basic subscribers.


     Since 1982, the Company has grown principally by acquiring new cable systems and by developing existing cable systems. On June 16, 1994, Adelphia invested $34,000 for a majority equity position in TMC Holdings Corporation ("THC"), the parent of Tele-Media Company of Western Connecticut. THC owns cable television systems serving approximately 43,000 subscribers in Western Connecticut. On June 30, 1994, Adelphia acquired from Olympus 85% of the common stock of Northeast Cable, Inc. ("Northeast Cable") for a purchase price of $31,875. Northeast Cable owns cable television systems serving approximately 36,500 subscribers in Eastern Pennsylvania. On January 10, 1995, Adelphia issued 399,087 shares of Class A Common Stock in connection with the merger of a wholly-owned subsidiary of Adelphia into Oxford Cablevision, Inc. ("Oxford"), one of the Benjamin Terry family (the "Terry Family") cable systems. Oxford serves approximately 4,200 subscribers located in the North Carolina counties of Granville and Warren. On January 31, 1995, the Company acquired Tele-Media of Martha's Vineyard, L.P. for $11,775, a cable system serving approximately 7,000 subscribers in Martha's Vineyard, Massachusetts. On February 28, 1995, ACP Holdings, Inc., a wholly owned subsidiary and managing general partner of Olympus, certain shareholders of Adelphia, Olympus and various Telesat Entities ("Telesat"), wholly-owned subsidiaries of FP&L Group, Inc., entered into an investment agreement whereby Telesat agreed to contribute to Olympus substantially all of the assets associated with certain cable television systems, serving approximately 50,000 subscribers in southern Florida, in exchange for general and limited partner interests and newly issued preferred limited partner interests in Olympus.

    The Company will continue to evaluate new opportunities that allow for the expansion of its business through the acquisition of additional cable television systems in geographic proximity to its existing regional market areas or in locations that can serve as the basis for new market areas, either directly or indirectly through joint ventures, where appropriate.

    The following table indicates the growth of the Company Systems and Olympus Systems by summarizing the number of homes passed by cable and the number of basic subscribers for each of the five years in the period ended March 31, 1995. The table also indicates the numerical growth in subscribers attributable to acquisitions and the numerical and percentage growth attributable to internal growth. For the period April 1, 1990 through March 31, 1995, 67% of aggregate internal basic subscriber growth for both the Company Systems and the Olympus Systems was derived from internal growth in homes passed, while the remaining 33% of such aggregate growth was derived from penetration increases.

                                                Year Ended March 31,
                                   1991      1992      1993      1994      1995

Company Systems (a):
Homes Passed (b)
 Beginning of Period..........     1,075,137 1,117,401 1,145,308 1,172,755 1,207,425
 Internal Growth (c)..........        42,264    27,907    20,507    10,623    39,012
 % Internal Growth............          3.9%      2.5%      1.8%      0.9%      3.2%
 Acquired Homes Passed........            --        --     6,940    24,047    94,371
 End of Period................     1,117,401 1,145,308 1,172,755 1,207,425 1,340,808

Basic Subscribers (d)
 Beginning of Period..........       764,651   800,551   825,553   852,335   888,167
 Internal Growth (c)..........        35,900    25,002    21,216    17,355    31,651
 % Internal Growth............          4.7%      3.1%      2.6%      2.0%      3.6%
 Acquired Subscribers.........            --        --     5,566    18,477    55,248
 End of Period................       800,551   825,553   852,335   888,167   975,066
 Basic Penetration (e)........         71.6%     72.1%     72.7%     73.6%     72.7%




                                                 Year Ended March 31,
                                     1991      1992      1993      1994      1995

Olympus Systems (a):
Homes Passed (b)
 Beginning of Period..........       356,781   391,342   408,616   386,971   406,753
 Internal Growth (c)..........        34,561    17,274   (21,645)   19,782    11,911
 % Internal Growth............          9.7%      4.4%     (5.3%)     5.1%      2.9%
 Acquired Homes Passed........            --        --        --        --    93,388
 End of Period................       391,342   408,616   386,971   406,753   512,052

Basic Subscribers (d)
 Beginning of Period..........       202,082   224,488   237,766   211,025   239,357
 Internal Growth (c)..........        22,406    13,278   (26,741)   28,332    19,198
 % Internal Growth............         11.1%      5.9%    (11.2%)    13.4%      8.0%
 Acquired Subscribers.........            --        --        --        --    47,762
 End of Period................       224,488   237,766   211,025   239,357   306,317
 Basic Penetration (e)........         57.4%     58.2%     54.5%     58.8%     59.8%

(a) Data included for the South Dade System at March 31, 1993, 1994 and 1995 reflects actual homes passed and basic subscribers. At July 31, 1992, prior to Hurricane Andrew, the South Dade system had 157,992 homes passed by cable and 71,193 basic subscribers, respectively. At March 31, 1993, 1994 and 1995, the South Dade system served 40,999, 65,398 and 74,601 basic subscribers, respectively. See "Management's Discussion and Analysis - Olympus."

Data for the Northeast System is included under Company Systems and excluded from the Olympus Systems for all periods presented.

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

(e) Basic subscribers as a percentage of homes passed by cable.

Market Areas

    The Systems are "clustered" in eight market areas in the eastern portion of the United States as follows:

     MARKET AREA                         LOCATION OF SYSTEMS

Southeastern Florida     Portions of southern Dade, Citrus, Orange,
Hillsborough,                    Palm Beach, Martin and St. Lucie Counties
and Hilton Head, South Carolina

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

Western Pennsylvania     Suburbs of Pittsburgh and several small communities
in
                         western Pennsylvania

    MARKET AREA                          LOCATION OF SYSTEMS

New England              Cape Cod communities, South Shore communities (the
area
                         between Boston and Cape Cod, Massachusetts),
Martha's                             Vineyard, Massachusetts; and
Bennington, Burlington,                              Rutland and Montpelier,
Vermont and surrounding                                   communities in
Vermont and New York, and
Seymour, Connecticut

Eastern Pennsylvania     Suburbs of Philadelphia and suburbs of Scranton

Ohio Suburbs of Cleveland and the city of Mansfield and surrounding communities, Mt Vernon and portions of
                             Kalamazoo County, Michigan

Coastal New Jersey       Ocean County, New Jersey

The following table summarizes by market area the homes passed by cable, basic subscribers and premium service units for the Systems as of March 31, 1995.

                          HOMES      BASIC       BASIC     PREMIUM     PREMIUM
                          PASSED   SUBSCRIBERS PENETRATION    UNITS    PENETRATION

COMPANY SYSTEMS:
Western New York........   293,070   210,869      71.95%     113,585     53.87%
New England.............   250,884   181,194      72.22%     111,987     61.81%
Virginia................   224,209   165,761      73.93%      74,832     45.14%
Ohio....................   164,561   118,146      71.79%      63,002     53.33%
Western Pennsylvania....   162,115   115,685      71.36%      48,958     42.32%
Coastal New Jersey......   123,757    96,228      77.76%      49,303     51.24%
Eastern Pennsylvania....   122,212    87,183      71.34%      59,443     68.18%

TOTAL................... 1,340,808   975,066      72.72%     521,110     53.44%

OLYMPUS SYSTEMS:
Southeastern Florida....   512,052   306,317      59.82%     145,758     47.58%

MANAGED SYSTEMS:
Southeastern Florida....   172,654   135,446      78.45%      35,369     26.11%
Virginia................   105,325    71,157      67.56%      32,212     45.27%
Western New York........    68,822    42,924      62.37%      29,460     68.63%
Western Pennsylvania....    34,611    25,489      73.64%       8,487     33.30%
Eastern Pennsylvania....    34,229    23,038      67.31%      22,228     96.48%

  TOTAL.................   415,641   298,054      71.71%     127,756     42.86%

TOTAL SYSTEMS:
Southeastern Florida....   684,706   441,763      64.52%     181,127     41.00%
Western New York........   361,892   253,793      70.13%     143,045     56.36%
Virginia................   329,534   236,918      71.89%     107,044     45.18%
New England.............   250,884   181,194      72.22%     111,987     61.81%
Western Pennsylvania....   196,726   141,174      71.76%      57,445     40.69%
Ohio....................   164,561   118,146      71.79%      63,002     53.33%
Eastern Pennsylvania....   156,441   110,221      70.46%      81,671     74.10%
Coastal New Jersey......   123,757    96,228      77.76%      49,303     51.24%

  TOTAL................. 2,268,501 1,579,437      69.62%     794,624     50.31%

Financial Information

    The financial data regarding the Company's revenues, results of operations and identifiable assets for each of the Company's last three fiscal years is set forth in, and incorporated herein by reference to, Item 8, Financial Statements and Supplementary Data of this Form 10-K.

Technological Developments

  The Company has made a substantial commitment to the technological development of the Company Systems and has actively sought to upgrade the technical capabilities of its cable plant in order to increase channel capacity for the delivery of additional programming and new services. All of the Company Systems have a minimum of 35-channel capacity. By expanding channel capacity, the Company expects that it will be able to provide subscribers with a wider range of telecommunication services.

  Over 97% of the subscribers to the Company Systems are served by systems with "addressable capable" technology, which permits the cable operator to remotely activate the cable television services to be delivered to subscribers who are equipped with addressable converters. With addressable converters, the Company can immediately add to or reduce the services provided to a subscriber from the Company's headend site, without the need to dispatch a service technician to the subscriber's home. Addressable technology has allowed the Company to offer pay-per-view programming. This technology has assisted the Company in reducing pay service theft and, by allowing the Company to automatically cut off a subscriber's service, has been effective in collecting delinquent subscriber payments.


  The following table indicates the deployment of fiber optic cable and channel capacities for the Systems as of March 31, 1995:

                                     Systems Channel
           Fiber   Fiber              Capacity As a
   Plant   Route   Strand  Fiber     % of Plant Miles
   Miles   Miles   Miles   Nodes    lt53    54-77   gt78
COMPANY SYSTEMS:
Western New York............  2,749     348   8,608     376  25.8%  30.9%   43.3%
Virginia....................  4,579     263   5,016     122  31.8%  45.6%   22.6%
Western Pennsylvania........  2,071     165   2,595      92   1.9%  66.8%   31.3%
New England.................  3,111     313   8,485      43  36.8%  44.5%   18.7%
Eastern Pennsylvania........  1,624     218   4,986     192  47.8%   9.8%   42.4%
Ohio........................  2,719     343   5,947     230  35.5%  18.2%   46.3%
Coastal New Jersey..........  1,449     225   4,552     260  18.5%   8.0%   73.5%
TOTAL.....................   18,302   1,875  40,189   1,315  29.3%  35.4%   35.3%

OLYMPUS SYSTEMS:
Southeastern Florida........  5,238     215   6,516      92  0.8%   84.0%   15.2%

MANAGED SYSTEMS:
Western New York............    314      83   2,281     164    --     --   100.0%
Virginia....................    856      77   1,112      27  65.4%   0.8%   33.8%
Western Pennsylvania........    668      27     718      23  31.2%  24.6%   44.2%
Eastern Pennsylvania........    421      --      --      --  19.6%  42.8%   37.6%
Southeastern Florida........  1,243      23     350       4  35.8%  60.0%    4.2%
TOTAL.....................    3,502     210   4,461     218  37.0%  31.3%   31.7%

TOTAL SYSTEMS:
Western New York............  3,063     431  10,889     540  23.1%  27.7%   49.2%
Virginia....................  5,435     340   6,128     149  37.1%  38.5%   24.4%
Western Pennsylvania........  2,739     192   3,313     115   9.1%  56.5%   34.4%
New England.................  3,111     313   8,485      43  36.8%  44.5%   18.7%
Eastern Pennsylvania........  2,045     218   4,986     192  42.0%  16.6%   41.4%
Ohio........................  2,719     343   5,947     230  35.5%  18.2%   46.3%
Coastal New Jersey..........  1,449     225   4,552     260  18.5%   8.0%   73.5%
Southeastern Florida........  6,481     238   6,866      96   7.5%  79.4%   13.1%
  TOTAL..................... 27,042   2,300  51,166   1,625  24.7%  44.3%   31.0%


                                                                   In all of
its recent system upgrades, the Company has utilized fiber optic cable as an alternative to the coaxial cable that historically has been used to distribute cable signals to the subscriber's home. Fiber optic cable is capable of carrying hundreds of video, data and voice channels. The Company has developed an innovative "fiber-to-feeder" network design, consisting of a combination of fiber optic trunk and certain other distribution plant, which has proven to be economical for the construction, rebuilding, extension and upgrading of the Systems.

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

   The Company is currently offering alternate access telecommunications services through a subsidiary, Hyperion Telecommunications, Inc. ("Hyperion"). Competitive access carriers can provide businesses and other large telecommunications consumers with local telecommunications services and access to long-distance service carriers via competitive networks that bypass the local telephone company. Hyperion's networks are constructed exclusively with fiber optics plant designed to provide increased quality service and data integrity compared to the existing local telephone company's network. As of March 31, 1995, Hyperion leased 460 route miles of fiber optic plant from Adelphia (which is included in fiber miles reflected in the preceding table) and 780 route miles from others. These competitive access networks also can complement existing networks by providing redundant telecommunications service backup and route diversity for their customers.

   Adelphia is a 49.9% owner of Page Call, Inc.
which was a successful bidder in November 1994 on three regional narrowband PCS licenses, covering 62% of the country's population. Page Call, Inc. intends to use its narrowband PCS licenses as the basis for a planned nationwide paging service and expects to market its paging services to consumers through a series of marketing affiliation agreements with cable television operators.

   In addition to the activities described above, the Company has made a substantial commitment to technological development as a member of Cable Television Laboratories, Inc., a not-for-profit research and development company serving the cable industry. The Company has also joined other industry members in a partnership venture in Digital Cable Radio, a satellite-delivered, multichannel music service featuring "compact disc" quality sound, which is marketed as a premium service.
Subscriber Services and Rates

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

   For a discussion of the changes in the
Company's method of offering services to its subscribers implemented in September 1993 and recent FCC rate regulation and related developments, see "Legislation and Regulation" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulatory and Competitive Matters."

Franchises

   The 1984 Cable Act provides that cable
operators may not offer cable service to a particular community without a franchise unless such operator was lawfully providing service to the community on July 1, 1984 and the franchising authority does not require a franchise. The Company Systems and the Olympus Systems operate pursuant to franchises or other authorizations issued by governmental authorities, substantially all of which are nonexclusive. Such franchises or authorizations awarded by a governmental authority generally are not transferable without the consent of the authority. Additionally, the 1992 Cable Act prohibits cable operators from selling or otherwise transferring the ownership of any cable system within 36 months after acquisition or initial construction, subject to certain limited exceptions. As of March 31, 1995, the Company held 439 franchises and Olympus held 82 franchises. Most of these franchises can be terminated prior to their stated expiration by the relevant governmental authority, after due process, for breach of material provisions of the franchise.

   Under the terms of most of the Company's franchises, a franchise fee (ranging up to 5% of the gross revenues of the cable system) is payable to the governmental authority. For the past three years, franchise fee payments made by the Company have averaged approximately 2.6% of gross system revenues.

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

Competition

   Although the Company and the cable television industry have historically faced modest competition, the competitive landscape is changing, and competition will increase. The Company believes that the increase in competition within its communities will occur gradually over a period of time.

   At the present time, cable television systems compete with other communications and entertainment media, including off-air television broadcast signals which a viewer is able to receive directly using the viewer's own television set and antenna. The extent to which a cable system competes with over-the-air broadcasting depends upon the quality and quantity of the broadcast signals available by direct antenna reception compared to the quality and quantity of such signals and alternative services offered by a cable system. In many areas, television signals which constitute a substantial part of basic service can be received by viewers who use their own antennas. Local television reception for residents of apartment buildings or other multi-unit dwelling complexes may be aided by use of private master antenna services. Cable systems also face competition from alternative methods of distributing and receiving television signals and from other sources of entertainment such as live sporting events, movie theaters and home video products, including videotape recorders and cassette players. In recent years, the FCC has adopted policies providing for authorization of new technologies and more favorable operating environment for certain existing technologies that provide, or may provide, substantial additional competition for cable television systems. The extent to which cable television service is competitive depends in significant part upon the cable televisions system's ability to provide an even greater variety of programming than that available off-air or through competitive alternative delivery sources. In addition, certain provisions of the 1992 Cable Act are expected to increase competition significantly in the cable industry. See "Legislation and Regulation."

   The 1992 Cable Act prohibits the award of exclusive franchises, prohibits franchising authorities from unreasonably refusing to award additional franchises and permits them to operate cable systems themselves without franchises.

   Individuals presently have the option to purchase earth stations, which allow the direct reception of satellite-delivered program services formerly available only to cable television subscribers. Most satellite-distributed program signals are being electronically scrambled to permit reception only with authorized decoding equipment, generally at a cost to the viewer. From time to time, legislation has been introduced in Congress which, if enacted into law, would prohibit the scrambling of certain satellite-distributed programs or would make satellite services available to private earth stations on terms comparable to those offered to cable systems. Broadcast television signals are being made available to owners of earth stations under the Satellite Home View Copyright Act of 1988, which became effective January 1, 1989 for a six-year period. This Act establishes a statutory compulsory license for certain transmissions made by satellite owners to home satellite dishes for which carriers are required to pay a royalty fee to the Copyright Office. This Act has been extended by Congress until December 31, 1999. The 1992 Cable Act enhances the right of cable competitors to purchase nonbroadcast satellite-delivered programming. See "Legislation and Regulation - Federal Regulation."

   In late 1993, the first satellite providing high-power, direct broadcast satellite ("DBS") television service was launched, and this service became available to consumers during 1994. This technology has the capability of providing more than 100 channels of programming over a single DBS satellite. This capacity can be further increased by providing service from multiple satellites. DBS service can be received virtually anywhere in the United States through the installation of a small rooftop or side-mounted antenna, and it is more accessible than cable television service where cable plant has not been constructed or where it is not cost effective to construct cable television facilities. DBS service is being heavily marketed on a nation-wide basis. The extent to which DBS systems will be competitive with cable television systems will depend upon, among other things, the availability of reception equipment, and whether equipment and service can be made available to consumers at reasonable prices.

   Multi-channel multipoint distribution systems
("MMDS") deliver programming services over microwave channels licensed by the FCC which are received by subscribers with special antennas. MMDS systems are less capital intensive, are not required to obtain local franchises or to pay franchise fees and are subject to fewer regulatory requirements than cable television systems. To date, the ability of these so-called "wireless" cable services to compete with cable television systems has been limited by channel capacity constraints and the need for unobstructed line-of-sight over-the-air transmission. Although relatively few MMDS systems in the United States are currently in operation or under construction, virtually all markets have been licensed or tentatively licensed. The FCC has taken a series of actions intended to facilitate the development of MMDS and other wireless cable systems as alternative means of distributing video programming, including reallocating certain frequencies to these services and expanding the permissible use and eligibility requirements for certain channels reserved for educational purposes. The FCC's actions enable a single entity to develop an MMDS system with a potential of up to 35 channels that could compete effectively with cable television. MMDS systems qualify for the statutory compulsory copyright licenses for the retransmission of television and radio broadcast stations. FCC rules and the 1992 Cable Act prohibit the common ownership of cable systems and MMDS facilities serving the same area.

   Additional competition may come from private cable television systems servicing condominiums, apartment complexes and certain other multiple unit residential developments. The operators of these private systems, known as satellite master antenna television ("SMATV") systems, often enter into exclusive agreements with apartment building owners or homeowners' associations which preclude franchised cable television operators from serving residents of such private complexes. Although a number of states have enacted laws to afford operators of franchised cable television systems access to such private complexes, the U.S. Supreme Court has held that cable companies cannot have such access without compensating the property owner. The access status of several statutes have been challenged successfully in the courts, and other such laws are under attack. However, the 1984 Cable Act gives franchised cable operators the right to use existing compatible easements within their franchise areas upon nondiscriminatory terms and conditions. Accordingly, where there are pre-existing compatible easements, cable operators may not be unfairly denied access or discriminated against with respect to the terms and conditions of access to those easements. There have been conflicting judicial decisions interpreting the scope of the access right granted by the 1984 Cable Act, particularly with respect to easements located entirely on private property.

   Due to the widespread availability of
reasonably-priced earth stations, SMATV systems can offer both improved reception of local television stations and many of the same satellite-delivered program services which are offered by franchised cable television systems. Further, while a franchised cable television system typically is obligated to extend service to all areas of a community regardless of population density or economic risk, the SMATV system may confine its operation to small areas that are easy to serve and more likely to be profitable. The FCC recently issued a clarification of its rules interpreting the 1984 Cable Act which has the effect of making it easier for SMATV systems to interconnect non-commonly owned buildings without having to comply with certain local, state and federal regulatory requirements that are imposed upon cable systems providing similar services. The Supreme Court has upheld this decision. However, a SMATV system is subject to the 1984 Cable Act's franchise requirement if it uses physically closed transmission paths such as wires or cable to interconnect separately owned and managed buildings if its lines use or cross any public right-of-way. In a separate proceeding, the FCC has amended its rules to increase the number of microwave frequencies a SMATV operator may use to interconnect several buildings. The FCC's actions will make it easier for SMATV operators to compete with cable systems for subscribers located in multiple unit dwellings while allowing them to remain exempt from many burdensome government regulations which apply to cable systems. In some cases, SMATV operators may be able to charge a lower price than could a cable system providing comparable services and the FCC's new regulations implementing the 1992 Cable Act limit a cable operator's ability to reduce its rates to meet this competition. Furthermore, the U.S. Copyright Office has tentatively concluded that SMATV systems are "cable systems" for purposes of qualifying for the compulsory copyright license established for cable systems by federal law. This decision may help make SMATV systems more competitive with traditional cable systems. See "Legislation and Regulation - Federal Regulation - Copyright." The 1992 Cable Act prohibits the common ownership of cable systems and SMATV facilities serving the same area. However, a cable operator can purchase a SMATV system serving the same area and technically integrate it into the cable system.

   The FCC has authorized a new interactive television service which will permit non-video transmission of information between an individual's home and entertainment and information service providers. This service will provide an alternative means for DBS systems and other video programming distributors, including television stations, to initiate the new interactive television services. This service may also be used as well by the cable television industry.

   The FCC also has initiated a new rulemaking proceeding looking toward the allocation of frequencies in the 28 Ghz range for a new multi-channel wireless video service which could make 98 video channels available in a single market. It cannot be predicted at this time whether competitors will emerge utilizing such frequencies or whether such competition would have a material impact on the operations of cable television systems.

   In the past, federal cross-ownership
restrictions have limited entry into the cable television business by potentially strong competitors such as telephone companies. Proposals recently adopted by the FCC, pending litigation and legislation, could make it possible for companies with considerable resources and consequently a potentially greater willingness or ability to overbuild, to enter the business. The FCC recently amended its rules to permit local telephone companies to offer "video dialtone" service for video programmers, including channel capacity for the carriage of video programming and certain non-common carrier activities such as video processing, billing and collection and joint marketing agreements. Furthermore, several federal district and two circuit courts have struck down as unconstitutional the provision in the 1984 Cable Act which prevents local telephone companies from offering video programming on a non-common carrier basis directly to subscribers in their local telephone service areas. Moreover, this cross-ownership restriction does not apply in communities with a population of less than 2,500 persons. Even in the absence of further changes in the cross-ownership restrictions, the expansion of telephone companies' fiber optic systems may facilitate entry by other video service providers in competition with cable systems. See "Legislation and Regulation - Federal Regulation."

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

   Advances in communications technology, as well as changes in the marketplace and the regulatory and legislative environment, are constantly occurring. Thus, it is not possible to predict the effect that ongoing or future developments might have on the cable industry. The ability of cable systems to compete with present, emerging and future distribution media will depend to a great extent on obtaining attractive programming. The availability and exclusive use of a sufficient amount of quality programming may in turn be affected by developments in regulation or copyright law. See "Legislation and Regulation."

   The cable television industry competes with radio, television and print media for advertising revenues. As the cable television industry continues to develop programming designed specifically for distribution by cable, advertising revenues may increase. Premium programming provided by cable systems is subject to the same competitive factors which exist for other programming discussed above. The continued profitability of premium services may depend largely upon the continued availability of attractive programming at competitive prices.

Employees

   At June 12, 1995, there were 2,564 full-time employees of the Company, of which 103 employees were covered by collective bargaining agreements at three locations. The Company considers its relations with its employees to be good.

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

Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act")
   On October 5, 1992, Congress enacted the 1992
Cable Act. This legislation effected significant changes to the legislative and regulatory environment in which the cable industry operates. It amends the 1984 Cable Act in many respects. The 1992 Cable Act became effective on December 4, 1992, although certain provisions, most notably those dealing with rate regulation and retransmission consent, became effective at later dates. The legislation also required the FCC to initiate a number of rulemaking proceedings to implement various provisions of the statute. The 1992 Cable Act allows for a greater degree of regulation on the cable industry with respect to, among other things: (i) cable system rates for both basic and certain nonbasic services; (ii) programming access and exclusivity arrangements; (iii) access to cable channels by unaffiliated programming services; (iv) leased access terms and conditions; (v) horizontal and vertical ownership of cable systems; (vi) customer service requirements; (vii) franchise renewals; (viii) television broadcast signal carriage and retransmission consent; (ix) technical standards; (x) subscriber privacy; (xi) consumer protection issues; (xii) cable equipment compatibility; (xiii) obscene or indecent programming; and (xiv) requiring subscribers to subscribe to tiers of service other than basic service as a condition of purchasing premium services. Additionally, the legislation encourages competition with existing cable systems by: allowing municipalities to own and operate their own cable systems without having to obtain a franchise; preventing franchising authorities from granting exclusive franchises or unreasonably refusing to award additional franchises covering an existing cable system's service area; and prohibiting the common ownership of cable systems and co-located MMDS or SMATV systems. The 1992 Cable Act also precludes video programmers affiliated with cable television companies from favoring cable operators over competitors and requires such programmers to sell their programming to other multichannel video distributors. This provision may limit the ability of cable program suppliers to offer exclusive programming arrangements to cable television companies. A number of provisions in the 1992 Cable Act relating to, among other things, rate regulation, have had a negative impact on the cable industry and the Company's business.

   Various cable operators have filed actions in the United States District Court in the District of Columbia challenging the constitutionality of several sections of the 1992 Cable Act. Pursuant to special jurisdictional provisions in the 1992 Cable Act, a challenge to the must-carry provisions of the Act was heard by a three-judge panel of the District Court. On April 8, 1993, the three-judge court granted a summary judgment for the government upholding the constitutional validity of the must-carry provisions of the 1992 Cable Act. That decision was appealed directly to the U.S. Supreme Court. The plaintiffs in that case unsuccessfully sought an injunction pending appeal of the District Court's decision. On June 27, 1994, the Supreme Court vacated the District Court decision and remanded the case for further proceedings. Thus, the constitutionality of the must carry provision has yet to be finally decided.

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

   Appeals were also filed in the U.S. Court of Appeals for the District of Columbia Circuit from the FCC's rate regulation rulemaking decisions. On June 6, 1995, the court upheld all aspects of the FCC's rate regulations except for certain minor matters.

Federal Regulation

   The FCC, the principal federal regulatory agency with jurisdiction over cable television, has promulgated regulations covering such areas as the registration of cable systems, cross-ownership between cable systems and other communications businesses, carriage of television broadcast programming, consumer education and lockbox enforcement, origination cablecasting and sponsorship identification, children's programming, the regulation of basic cable service rates in areas where cable systems are not subject to effective competition, signal leakage and frequency use, technical performance, maintenance of various records, equal employment opportunity, and antenna structure notification, marking and lighting. The FCC has the authority to enforce these regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities often used in connection with cable operations. Furthermore, the 1992 Cable Act required the FCC to adopt implementing regulations covering, among other things, cable rates, signal carriage, consumer protection and customer service, leased access, indecent programming, programmer access to cable television systems, programming agreements, technical standards, consumer electronics equipment compatibility, ownership of home wiring, program exclusivity, equal employment opportunity, and various aspects of direct broadcast satellite system ownership and operation. A brief summary of the most material federal regulations as adopted to date follows.

   Rate Regulation. The 1984 Cable Act codified existing FCC preemption of rate regulation for premium channels and optional nonbasic program tiers. The 1984 Cable Act also deregulated basic cable rates for cable television systems determined by the FCC to be subject to effective competition. The 1992 Cable Act substantially changed the statutory and FCC rate regulation standards. The 1992 Cable Act replaced the FCC's old standard for determining effective competition, under which most cable systems were not subject to local rate regulation, with a statutory provision that has resulted in nearly all cable television systems becoming subject to local rate regulation of basic service. Additionally, the legislation eliminated the 5% annual rate increase for basic service previously allowed by the 1984 Cable Act without local approval; required the FCC to adopt a formula, for franchising authorities to enforce, to assure that basic cable rates are reasonable; allows the FCC to review rates for nonbasic service tiers (other than per-channel or per-program services) in response to complaints filed by franchising authorities and/or cable customers; prohibits cable television systems from requiring customers to purchase service tiers above basic service in order to purchase premium services if the system is technically capable of doing so; required the FCC to adopt regulations to establish, on the basis of actual costs, the price for installation of cable service, remote controls, converter boxes and additional outlets; and allows the FCC to impose restrictions on the retiering and rearrangement of cable services under certain limited circumstances. The FCC adopted rules designed to implement these rate regulation provisions on April 1, 1993, and then significantly amended them on February 22, 1994, and November 10, 1994.

   The FCC's regulations set standards for the regulation of basic and nonbasic cable service rates (other than per-channel or per-program services). The FCC initially ordered an interim 120-day freeze on these rates effective April 5, 1993, a freeze which was extended several times and finally expired on May 15, 1994. The FCC's original rules became effective on September 1, 1993. The amendments thereto became effective on May 15, 1994 and January 1, 1995, respectively. The rate regulations adopt a benchmark price cap system for measuring the reasonableness of existing basic and nonbasic service rates, and a formula for evaluating future rate increases. Alternatively, cable operators have the opportunity to make cost-of-service showings which, in some cases, may justify rates above the applicable benchmarks. The FCC has adopted interim rules to be utilized in such cost-of-service showings. The rules also require that charges for cable-related equipment (e.g., converter boxes and remote control devices) and installation services be unbundled from the provision of cable service and based upon actual costs plus a reasonable profit. Local franchising authorities and/or the FCC are empowered to order a reduction of existing rates which exceed the benchmark level for either basic and/or nonbasic cable services and associated equipment, and refunds could be required, measured from the date of a complaint to the FCC challenging an existing nonbasic cable service rate or from September 1, 1993, for existing basic cable service rates under the original rate regulations and from May 15, 1994, under the amended rate regulations. The retroactive refund period for basic cable service rates is limited to one year. In general, the reductions for basic and nonbasic cable service rates under the original rate regulations were to be to the greater of the applicable benchmark level or the rates in force as of September 30, 1992, minus 10 percent, adjusted forward for inflation. The amended regulations require an aggregate reduction of up to 17 percent, adjusted forward for inflation and certain other factors, from the rates in force as of September 30, 1992. The regulations also provide that future rate increases may not exceed an inflation-indexed amount, plus increases in certain costs beyond the cable operator's control, such as taxes, franchise fees and increased programming costs. Cost-based adjustments to these capped rates can also be made in the event a cable operator adds or deletes programming channels.
The November 10, 1994 amendments incorporated an alternative method for adjusting the rate charged for a regulated nonbasic service tier when new services are added. This method will allow cable operators to increase rates by as much as $1.50 over a two year period to reflect the addition of up to seven new channels of service on regulated non basic tiers. In addition, new product tiers consisting of services new to the cable system can be created free of rate regulation as long as certain conditions are met such as not moving services from the existing tiers to the new tier. A significant number of franchising authorities have become certified by the FCC to regulate the rates charged by the Company for basic cable service and for associated equipment. Subscribers in some of the Company's cable systems have sought FCC review regarding the rates charged for non-basic cable service. The Company's ability to implement rate increases consistent with its past practices will likely be limited by the regulations that the FCC has adopted.

   Commencing in August 1993, in accordance with the 1992 Cable Act, the Company repackaged certain existing cable services and twice adjusted the basic service rates and related equipment and installation charges in substantially all of its Systems so as to bring these rates and charges into compliance with the then applicable benchmark or equipment and installation cost levels.

   Effective September 1, 1993, the Company also implemented a program in substantially all of its Systems under which a number of the Company's satellite-delivered and premium services were offered individually on a per channel (i.e., a la carte) basis, or as a group at a discounted price. A la carte services were not subject to the FCC's rate regulations under the rules originally issued to implement the 1992 Cable Act. The FCC, in its reconsideration of the original rate regulations, stated that it was going to review the regulatory treatment of such a la carte packages on an ad hoc basis. A la carte packages which are determined to be evasions of rate regulation rather than true enhancements of subscriber choice will be treated as regulated tiers, and therefore, subject to rate regulations. One of Olympus' Systems, along with numerous other cable operators, received a specific inquiry from the FCC regarding its implementation of this new method of offering cable services. The FCC's Cable Services Bureau has ruled that this system, and all other systems which moved more than six existing services to an a la carte tier, have engaged in an evasion of rate regulation and ordered this package to be treated as a regulated tier. The Company has appealed this decision to the full FCC. The November 10, 1994 amendments stated that, prospectively, any new a la carte package created after this date will be treated as a regulated tier, except for packages involving traditional premium services (e.g., HBO). Because of these developments and other factors, including the decisions of subscribers, the Company is currently unable to determine the effect that this a la carte method of offering cable services will have on its business and results of operations in future periods. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulatory and Competitive Matters".

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

   Carriage of Broadcast Television Signals. The
1992 Cable Act contains new mandatory carriage requirements. These new rules allow commercial television broadcast stations which are "local" to a cable system (i.e., the system is located in the station's Area of Dominant Influence), to elect every three years whether to require the cable system to carry the station, subject to certain exceptions, or whether the cable system will have to negotiate for "retransmission consent" to carry the station. The first such election was made on June 17, 1993. Local, non-commercial television stations are also given mandatory carriage rights, subject to certain exceptions, within the larger of (i) a 50 mile radius from the station's city of license or (ii) the station's Grade B contour (a measure of signal strength). Unlike commercial stations, noncommercial stations are not given the option to negotiate retransmission consent for the carriage of their signal. In addition, cable systems will have to obtain retransmission consent for the carriage of all "distant" commercial broadcast stations, except for certain "superstations," i.e., commercial satellite-delivered independent stations such as WTBS. The 1992 Cable Act also eliminated, effective December 4, 1992, the FCC's regulations requiring the provision of input selector switches. The statutory must-carry provisions for non-commercial stations became effective on December 4, 1992. Must-carry rules for both commercial and non-commercial stations and retransmission consent rules for commercial stations were adopted by the FCC on March 11, 1993. The must-carry requirement for commercial stations went into effect on June 2, 1993, and any stations for which retransmission consent had not been obtained (other than must-carry stations, non-commercial stations and superstations) had to be dropped as of October 6, 1993. A number of stations previously carried by the Company's cable television systems elected retransmission consent. The Company has thus far been able to reach agreements with broadcasters who elected retransmission consent or to negotiate extensions to the October 6, 1993 deadline and has therefore not been required to pay cash compensation to broadcasters for retransmission consent or been required by broadcasters to remove broadcast stations from the cable television channel line-ups. The Company has, however, agreed to carry some services (e.g., ESPN2 and a new service by FOX) in specified markets pursuant to retransmission consent arrangements which it believes are comparable to those entered into by most other large cable operators.


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

   Ownership. The 1984 Cable Act codified existing
FCC crossownership regulations, which, in part, prohibit local exchange telephone companies ("LECs"), including the Bell Operating Companies ("BOCs"), from providing video programming directly to subscribers within their local exchange telephone service areas, except in rural areas or by specific waiver of FCC rules. The Fourth and Ninth Circuit Courts of Appeal and several district courts have struck down the 1984 Cable Act's cable/telco cross-ownership prohibition as facially invalid and inconsistent with the First Amendment. Similar litigation has been commenced in several other district courts. The FCC has asked the Supreme Court to review the circuit court decisions. The Company cannot predict the outcome of this litigation, but believes that the provision of video programming by telephone companies with considerable financial resources in competition with the Company's existing operations could have an adverse effect on the Company's financial condition and results of operation; the magnitude of any such effect is not known or estimable. Separately, as part of a comprehensive proceeding examining whether and under what circumstances telephone companies should be allowed to provide cable television services, including video programming to their customers, the FCC has concluded that neither the 1984 Cable Act nor its rules apply to prohibit the interexchange carriers (i.e., long distance telephone companies such as AT&T) from providing such services to their customers. Additionally, the FCC has also concluded, as part of its "video dialtone" decision, that where a LEC makes its facilities available on a common carrier basis for the provision of video programming to the public, the 1984 Cable Act does not require either the LEC or its programmer customers to obtain a franchise to provide such service. Because cable operators are required to bear the costs of complying with local franchise requirements, the FCC's decision could place cable operators at a competitive disadvantage vis-a-vis local telephone companies seeking to offer competing services on a common carrier basis. Various parties have sought judicial review of the FCC's conclusion that neither a LEC or its programmer customers would be required to obtain a local franchise. This appeal is currently pending.
   As part of the same proceeding, the FCC
recommended that Congress amend the 1984 Cable Act to allow LECs to provide their own video programming services over their facilities in competition with their customers' services. The FCC also decided to loosen ownership and affiliation restrictions currently applicable to telephone companies, and has proposed to increase the numerical limit on the population of areas qualifying as "rural" and in which LECs can provide cable service without FCC waiver.

   The BOCs have been released by the United
States District Court for the District of Columbia from restrictions on their ability to provide information services, including broadband video programming, which had been imposed as part of the 1984 AT&T divestiture decree. They are, of course, still subject to the 1984 Cable Act cross-ownership restriction discussed above.

   The telephone industry has continued to lobby
Congress for legislation that will permit LECs to provide video programming directly to consumers within their service areas. There are currently bills pending in both houses of Congress that would permit the LECs to provide cable television service over their own facilities conditioned on establishing a video programming affiliate that will maintain separate records to prevent cross-subsidization. These bills, among other provisions, would also prohibit telephone companies from purchasing existing cable television systems within their telephone service areas. The outcome of these FCC, legislative or court proceedings and proposals or the effect of such outcome on cable system operations cannot be predicted; however, adoption of such proposals could intensify the competition which the Systems might face from LECs in the areas in which the Systems operate.

   The 1984 Cable Act and the FCC's rules also prohibit the common ownership, operation, control or interest in a cable system and a local television broadcast station whose predicted grade B contour (a measure of significant signal strength as defined by the FCC's rules) covers any portion of the community served by the cable system. As part of a wide ranging inquiry on competition in the video marketplace, the FCC has solicited comments to determine whether the policy prohibiting the common ownership or control of co-located broadcast and cable facilities continues to service the public interest. Common ownership or control has historically also been prohibited by the FCC (but not by the 1984 Cable Act) between a cable system and a national television network, although the FCC has recently adopted an order which substantially relaxes the network/cable cross-ownership prohibitions subject to certain national and local ownership caps. In addition, the FCC's rules prohibit common ownership, affiliation, control or interest in cable systems and MMDS facilities having overlapping service areas, except in very limited circumstances. The 1992 Cable Act codified this restriction and also extended it to co-located SMATV systems. Permitted arrangements in effect as of October 5, 1992, were grandfathered. The FCC also allows cable operators to purchase co-located SMATV systems so long as they are then integrated into the cable system. Thus, the FCC's cross-ownership rules could preclude the Company, its general partners, the officers, directors of its general partners or holders of a cognizable equity interest in the Company (as defined by the FCC) from serving simultaneously as general partners, the officers or directors of, or from holding a substantial ownership interest in, these other businesses. The 1992 Cable Act permits states or local franchising authorities to adopt certain additional restrictions on the ownership of cable systems.

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

   Technical Requirements. Historically, the FCC has imposed technical standards applicable to the cable channels on which broadcast stations are carried, and has prohibited franchising authorities from adopting standards which were in conflict with or more restrictive than those established by the FCC. The FCC has recently revised such standards and made them applicable to all classes of channels which carry downstream NTSC video programming. Local franchising authorities are permitted to enforce the FCC's new technical standards. The FCC also has adopted additional standards applicable to cable television systems using frequencies in the 108-137 Mhz and 225-400 Mhz bands in order to prevent harmful interference with aeronautical navigation and safety radio services, and has also established limits on cable system signal leakage. Periodic testing by cable operators for compliance with these technical standards and signal leakage limits is required. The Company believes that the Systems are in compliance with these standards in all material respects. The 1992 Cable Act requires the FCC to update periodically its technical standards to take into account changes in technology and to entertain waiver requests from franchising authorities who would seek to impose more stringent technical standards upon their franchised cable systems. The FCC has adopted regulations to implement the requirements of the 1992 Cable Act designed to improve the compatibility of cable systems and consumer electronics equipment. These regulations, inter alia, generally prohibit cable operators from scrambling their basic service tier and from changing the infrared codes used in their existing customer premises equipment. This latter requirement could make it more difficult or costly for cable operators to upgrade their customer premises equipment and the FCC has been asked to reconsider its regulations. It is also anticipated that the FCC will seek comment on additional proposed regulations designed to promote equipment compatibility, including imposing further restrictions on the use of scrambling by cable operators. Such proposals, if ultimately adopted, could increase the capital and operating costs of providing cable service as well as limit the ability of cable operators to offer new unregulated services such as video on demand and multi-channel pay-per-view.

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

   Copyright. Cable television systems are subject to federal copyright licensing covering carriage of broadcast signals. In exchange for making semi-annual payments to a federal copyright royalty pool and meeting certain other obligations, cable operators obtain a statutory license to retransmit broadcast signals. The amount of this royalty payment varies, depending on the amount of system revenues from certain sources, the number of distant signals carried, and the location of the cable system with respect to over-the-air television stations. Originally, the Federal Copyright Royalty Tribunal was empowered to make and, in fact, did make several adjustments in copyright royalty rates. This tribunal was eliminated by Congress in 1993. Any future adjustment to the copyright royalty rates will be done through an arbitration process to be supervised by the U.S. Copyright office. Present rates remain in place until 1995 barring any changes in the FCC's signal carriage, syndicated exclusivity or sports blackout rules. Cable operators are liable for interest on underpaid and late paid royalty fees, but are not entitled to receive interest on refunds due to overpayment of royalty fees.

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

   Copyrighted music performed in programming supplied to cable television systems by pay cable networks (such as HBO) and basic cable networks (such as USA Network) has generally been licensed by the networks through private agreements with the American Society of Composers and Publishers ("ASCAP") and BMI, Inc. ("BMI"), the two major performing rights organizations in the United States. As a result of extensive litigation, ASCAP and BMI are both now required to offer "through to the viewer" licenses to the cable networks which would cover the retransmission of the cable networks' programming by cable systems to their subscribers.

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

ITEM 2.   PROPERTIES

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

   The Company's cables and related equipment are generally attached to utility poles under pole rental agreements with local public utilities, although in some areas the distribution cable is buried in underground ducts or trenches. See "Legislation and Regulation-Federal Regulation."

   The Company owns or leases parcels of real property for signal reception sites (antenna towers and headends), microwave facilities and business offices in each of its market areas, and owns most of its service vehicles. The Company also leases certain cable, operating and support equipment from a corporation owned by members of the Rigas Family. All leasing transactions between the Company and its officers, directors or principal stockholders, or any of their affiliates, are, in the opinion of management, on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year 1995.

Executive Officers of the Registrant

   The executive officers of the Company, first elected to hold their respective positions on July 1, 1986 following the reorganization of the Company as a holding company, serve at the discretion of the Board of Directors. The executive officers of the Company are:

      NAME                    AGE                       POSITION


      John J. Rigas           70      Chairman, Chief Executive Officer,
                                              President and Director
      Michael J. Rigas        41      Senior Vice President, Operations and
                                           Director
      Timothy J. Rigas        39      Senior Vice President, Chief Financial
                                           Chief Accounting Officer,
                                             Treasurer and Director
      James P. Rigas         37       Vice President, Strategic Planning
                                         and Director
      Daniel R. Milliard     47       Vice President, Secretary and
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

Other Principal Employees

   Orby G. Kelley, 63, joined the Company in 1986 as Vice President of Human Resources. Since 1981, Mr. Kelley served as Vice President Human Resources-- Columbus Operations for Warner Amex Cable Communications, Inc. Prior to that time he served in a similar capacity for Colony Communications, Inc. and Landmark Communications, Inc. Mr. Kelley received his B.A. degree from Old Dominion University in 1958 and his M.B.A. from California Western University in 1980.

   Daniel Liberatore, 44, has been Vice President of Engineering since 1986. He is responsible for technical operations, engineering and related supervisory and management functions for the Company Systems. Mr. Liberatore received a B.S. degree in Electrical Engineering from West Virginia University and served as director of engineering for Warner Amex Cable Communications, Inc. from June 1982 until joining the Company. From December 1980 to June 1982, Mr. Liberatore served as a Project Administrator for Warner Amex Cable Communications, Inc.

   James R. Brown, 32, joined the Company in 1984 and currently holds the position of Vice President of Finance. Mr. Brown graduated with a B.S. degree in

Industrial and Management Engineering from Rensselaer Polytechnic Institute in 1984.

   Randall D. Fisher, 43, joined the Company in
1991 and is Vice President, General Counsel and Assistant Corporate Secretary. Previously Mr. Fisher was in private practice with the Washington, D.C. law firm of Baraff, Koerner, Olender & Hochberg, P.C. Mr. Fisher earned his J.D. from Texas Tech University. He received a Masters Degree in Public Administration from Midwestern University in Wichita Falls, Texas, and a B.A. degree in Journalism from the University of Texas at Austin.

   Larry Brett, 42, joined the Company in May 1995 and currently holds the position of Corporate Director of Operations for the Florida cluster. Mr. Brett was employed by TeleCable Corporation, a cable television operator, from 1979 to 1995 and last served as Vice President, Regional Operations, from 1982 to 1995. Mr. Brett received a B.B.A. degree in finance and economics from Emory University in 1974 and an M.B.A. degree from the University of Virginia's Darden School in 1979.

   Colin H. Higgin, 34, joined the Company in
November 1992 as Deputy General Counsel and Assistant Secretary. Mr. Higgin was an associate at Proskauer Rose Goetz & Mendelsohn from 1991 to 1992 and Latham & Watkins from 1987 to 1991. Mr. Higgin graduated from the University of Pennsylvania, Wharton School, with a B.S. degree in Economics in 1983 and received his J.D. from Indiana University in 1987.

   William C. Kent, 44, joined the Company in
August 1994 as Corporate Director of Operations for the New England, Ohio and Virginia clusters. From 1993 to 1994, Mr. Kent served as a consultant to the Multi-Media Services Group of Southern New England Telephone. From 1991 to 1992, he served as Director of Operations for the Providence, Rhode Island cable system for Times Mirror. Mr. Kent was also employed by Viacom, Inc., a worldwide entertainment and media concern, for seven years and last served as General Manager of a cable system. He received a B.A. degree in English from Wittenberg University in 1973 and an M.B.A. degree from Cleveland State University in 1981.

   Kathleen S. Mitchell, 47, joined the Company in
1989 and has held senior accounting and financial management positions. From 1979 to 1988, Ms. Mitchell was employed by American Television and Communications, Inc. Ms. Mitchell received her B.A. degree from Mount Holyoke College in 1969 and her M.B.A. degree from the University of Colorado in 1976.

   Michael C. Mulcahey, CPA, 37, has been the
Director of Investor Relations since joining the Company in 1991. From 1987 to 1991, Mr. Mulcahey held accounting and tax positions with the Syracuse office of Coopers & Lybrand. Mr. Mulcahey received his B.A. in Political Science from State University of New York at Buffalo in 1980 and his M.B.A. from Eastern Washington University in 1985.

   James M. Kane, CPA, 32, joined the Company in
April 1992 and currently holds the position of Director of Finance. From 1989 to 1992, Mr. Kane served in accounting and consulting positions with Price Waterhouse in Pittsburgh. From 1984 to 1987, Mr. Kane served in accounting positions with Coopers & Lybrand in Pittsburgh. Mr. Kane received his B.S. degree in Accounting from Pennsylvania State University in 1984 and his M.B.A. from Carnegie Mellon's Graduate School of Industrial Administration in 1989.

   Robert G. Wahl, 53, joined the Company in May
1990 and was appointed to his present position of Corporate Director of Operations for the Western New York, Eastern Pennsylvania, Western Pennsylvania and New Jersey clusters in June 1994. From 1990 to 1994, Mr. Wahl served as General Manager of the Company's Northeast system and, from 1992 to 1994, he also acted as Pittsburgh Regional Manager. Prior to his employment with the Company, he served as Manager of the Horvitz Newspapers, Inc., in Troy, New York. Mr. Wahl graduated from John Carroll University in Cleveland with a B.S. degree in Business Administration in 1963.

   LeMoyne T. Zacherl, 42, joined the Company in
November 1993 as Vice President Financial Operations and Administration. Since 1987, Mr. Zacherl was a Corporate Controller and member of senior management for Irvin Feld and Kenneth Feld Productions, Inc., a worldwide entertainment conglomerate. From 1975 to 1987, Mr. Zacherl was with Coopers & Lybrand and served in both the Pittsburgh, PA and Washington, D.C. offices.

                                       PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

   The Company's Class A Common Stock is listed for trading on the National Association of Securities Dealers Automated Quotations System National Market System (NASDAQ-NMS). Adelphia's NASDAQ-NMS symbol is "ADLAC."

   The following table sets forth the range of high and low closing bid prices of the Class A Common Stock on NASDAQ/NMS. Such bid prices represent inter-dealer quotations, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.


                              CLASS A COMMON STOCK
                                                          HIGH        LOW
QUARTER ENDED:

        June 30, 1993.................................. $ 18        $ 11 1/2
        September 30, 1993............................. $ 20 5/8    $ 14
        December 31, 1993.............................. $ 26 1/2    $ 16 3/4
        March 31, 1994................................. $ 23 1/2    $ 12 3/4

        June 30, 1994.................................. $ 14 1/2    $ 10
        September 30, 1994............................. $ 15 1/2    $ 11 1/2
        December 31, 1994.............................. $ 13 1/4    $  8 1/4
        March 31, 1995................................. $ 11 1/2    $  8 3/4


   As of June 26, 1995, there were approximately
147 holders of record of Adelphia's Class A Common Stock. As of June 26, 1995, three record holders were registered clearing agencies holding Class A Common Stock on behalf of participants in such clearing agencies.

   No established public trading market exists for Adelphia's Class B Common Stock. As of the date hereof, the Class B Common Stock was held of record by seven persons, principally members of the Rigas Family, including a Pennsylvania general partnership all of whose partners are members of the Rigas Family. The Class B Common Stock is convertible into shares of Class A Common Stock on a one-to-one basis. As of June 26, 1995 the Rigas Family owned 99.1% of the outstanding Class B Common Stock.

   Adelphia has never paid a cash dividend on its common stock and anticipates that for the foreseeable future any earnings will be retained for use in its business. The ability of Adelphia to pay cash dividends on its common stock is limited by the provisions of its indentures. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA (Dollars in thousands, except per share amounts)

   The selected consolidated financial data as of and for each of the five years in the period ended March 31, 1995 have been derived from the audited consolidated financial statements of the Company.


                                               YEAR ENDED MARCH 31,
                             1991        1992         1993        1994         1995

STATEMENT OF OPERATIONS DATA:

Revenues..................$   248,586  $   273,630 $   305,222 $   319,045  $   361,505
Direct Operating and
 Programming Expenses..        66,007       74,787      82,377      90,547      106,993
Selling, General and
 Administrative Expenses       41,421       44,427      49,468      52,801       63,487

Operating Income before
 Depreciation and
 Amortization.........        141,158      154,416     173,377     175,697      191,025
Depreciation and
 Amortization.........         79,427       84,817      90,406      89,402       97,602

Operating Income.....          61,731       69,599      82,971      86,295       93,423
Interest Income from
 Affiliates.........            1,596        3,085       5,216       9,188       11,112
Other Income (Expense).         1,750          968       1,447        (299)       1,453
Priority Investment In-
 come (a)..............        19,175       22,300      22,300      22,300       22,300
Cash Interest Expense..      (132,025)    (129,237)   (164,695)   (180,456)    (180,942)
Noncash Interest
 Expense...............       (31,612)     (35,602)       (164)     (1,680)     (14,756)
Equity in Loss of
 Joint Ventures........       (61,975)     (52,718)     (46,841)    (30,054)     (44,349)

Loss before Income
 Taxes, Extraordinary
 Loss and Cumulative
 Effect of Change in
 Accounting
 Principle(b)..........      (141,360)    (121,605)    (99,766)    (94,706)    (111,759)

Income Tax Expense.....            --           --      (3,143)     (2,742)       5,475
Loss before Extra-
 ordinary Loss and
 Cumulative Effect of
 Change in Accounting
 Principle.............      (141,360)    (121,605)   (102,909)    (97,448)    (106,284)
Extraordinary Loss (b).            --           --     (14,386)       (752)          --
Cumulative Effect of
 Change in Accounting
 for Income Taxes (b)..            --           --     (59,500)    (89,660)          --
 Net Loss...............    $(141,360)   $(121,605)  $(176,795)  $(187,860)  $ (106,284)

Loss per Weighted Average
 Share of Common Stock
 before Extraordinary
 Loss and Cumulative
 Effect of Change in
 Accounting Principle..      $ (10.03)   $   (8.80)  $   (6.80)  $   (5.66)  $    (4.32)
Net Loss per Weighted
Average Share of
Common Stock...........      $ (10.23)   $   (8.80)  $  (11.68)  $  (10.91)  $    (4.32)
Cash Dividends Declared
 per Common Share......            --           --          --          --          --



                                                  YEAR ENDED MARCH 31,
                             1991         1992       1993         1994          1995
BALANCE SHEET DATA:

Cash and Cash
 Equivalents...........     $  18,592    $  11,173   $  38,671   $  74,075   $    5,054
Investment in and
 Amounts Due from
 Olympus (a)...........        79,030       64,972       7,692       9,977       11,943
Total Assets...........       981,960      925,791     949,593   1,073,846    1,267,291
Total Debt.............     1,495,025    1,554,270   1,731,099   1,793,711    2,021,610
Debt Net of Cash (c)...     1,476,433    1,543,097   1,692,428   1,719,636    2,016,565
Stockholders' Equity
 (Deficiency)..........      (591,939)   (713,544)    (868,614)   (918,064)  (1,011,575)

OTHER DATA:

EBITDA (d)...........       $ 163,679   $ 180,769    $ 202,340  $  207,936    $ 225,890

(a) On February 28, 1995, Olympus entered into a Liquidation Agreement with the Gans Family ("Gans"), an Olympus limited partner, pursuant to which the Gans Limited Partner Interests in Olympus were liquidated.
Concurrently, with the closing of the Liquidation Agreement, ACP Holdings, Inc., a wholly-owned subsidiary of the Company and managing general partner of Olympus, certain shareholders of Adelphia, Olympus and various Telesat Entities ("Telesat"), wholly-owned subsidiaries of FP & L Group, Inc. ("FPL"), entered into an Investment Agreement, whereby Telesat contributed to Olympus substantially all of the assets associated with certain cable television systems, serving approximately 50,000 subscribers in southern Florida, in exchange for general and limited partner interests and newly issued preferred limited partner interests ("PLP interests") in Olympus. At that time, Adelphia converted certain amounts owed to the Company by Olympus for advances, PLP interests and unpaid priority return on the PLP interests, to capital contributions. The Company's return on its priority investment in Olympus is based on a 16.5% return on its nonvoting PLP interests, although the Company recognizes priority investment income only to the extent received. At March 31, 1995 $2,997 accumulated priority return remained unpaid. Investment in and amounts due from Olympus at March 31, 1995 are comprised of the following:

     Gross Investment in PLP Interests and General Partner's
      Equity.................................................$  298,402
     Excess of Ascribed Value of Contributed
      Property over Historical Cost..........................  (98,303)

     Cumulative Equity in Net Loss of Olympus...............  (318,707)
     Additional investment in Olympus.......................    69,920
     Investments in Olympus.................................   (48,688)
     Amounts due from Olympus...............................    60,631

     Total.................................................. $   11,943

(b) "Extraordinary loss" relates to loss on the early retirement of debt. "Cumulative Effect of Change in Accounting Principle" refers to a change in accounting principle for Olympus and the Company. Effective January 1, 1993 and April 1, 1993, respectively, Olympus and the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", which requires an asset and liability approach for financial accounting and reporting for income taxes. SFAS No. 109 resulted in the cumulative recognition of an additional liability by Olympus and the Company of $59,500 and $89,660,respectively.

(c) Represents total debt less cash and cash equivalents.

(d) Earnings before interest, income taxes, depreciation and amortization, equity in net loss of Olympus, other noncash charges, extraordinary loss and cumulative effect of change in accounting principle ("EBITDA"). EBITDA and similar measurements of cash flow are commonly used in the cable television industry to analyze and compare cable television companies on the basis of operating performance, leverage and liquidity. While EBITDA is not an alternative indicator of operating performance to operating income as defined by generally accepted accounting principles, the Company's management believes EBITDA is a meaningful measure of performance as substantially all of the Company's financing agreements contain financial covenants based on EBITDA.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands)

Results of Operations

General

     Adelphia Communications Corporation ("Adelphia" or the "Company") earned substantially all of its revenues in each of the last three fiscal years from monthly subscriber fees for basic, satellite, premium and ancillary services (such as installations and equipment rentals), local and national advertising sales, pay-per-view programming, home shopping networks and competitive access telecommunications services. Certain changes in the way the Company offers and charges for subscriber services were implemented as of September 1, 1993 under the 1992 Cable Act and under the Company's revised method of offering certain services. See "Regulatory and Competitive Matters" below.

    The high level of depreciation and amortization associated with the significant number of acquisitions in recent years, the recent upgrading and expansion of systems and interest costs associated with financing activities will continue to have a negative impact on the reported results of operations. Also, significant charges for depreciation, amortization and interest are expected to be incurred in the future by the Olympus joint venture, which will also adversely impact Adelphia's future results of operations. Adelphia expects to report net losses for the next several years.

    The Company currently offers competitive access telecommunications services through a subsidiary, Hyperion Telecommunications, Inc. ("Hyperion"). Since Hyperion's formation in October 1992, it has formed operating companies or entered into joint venture partnerships to develop and operate competitive access networks in twelve select metropolitan areas. The investment in Hyperion has resulted in a reduction in the Company's operating income before depreciation and amortization for fiscal years 1993, 1994 and 1995 of $900, $1,459 and $1,837, respectively. Included in these amounts are the equity in net loss of Hyperion's joint venture partnerships, which amounted to $0, $387 and $963 for the fiscal years 1993, 1994 and 1995, respectively.

    The following table is derived from Adelphia Communications Corporation Consolidated Financial Statements for the years presented that are included in this Annual Report on Form 10-K and sets forth the historical percentage relationship of the components of operating income contained in such financial statements for the years indicated.

                                          PERCENTAGE OF REVENUES
                                         FOR YEAR ENDED MARCH 31,
                                        1993        1994       1995
Revenues.......................         100.0%     100.0%     100.0%
Operating expenses:
 Direct operating and
 programming...................          27.0       28.4       29.6
 Selling, general and
 administrative................          16.2       16.5       17.6

Operating income before
 depreciation and amortization.          56.8       55.1       52.8
Depreciation and amortization..          29.6       28.0       27.0

Operating income...............          27.2%      27.1%      25.8%






COMPARISON OF THE YEARS  MARCH 31, 1993, 1994 AND 1995

    Revenues. Revenues increased approximately 4.5% for the year ended March 31, 1994 compared with fiscal 1993. The majority of the increase was attributable to basic subscriber growth and rate increases, with the remainder primarily attributable to the expansion of advertising sales and services. Revenues increased approximately 13.3% for the year ended March 31, 1995 compared with fiscal 1994. The increase was attributable to the following:

Acquisitions......................................................... 87%
Basic subscriber growth.............................................. 10%
Rate increases.......................................................  0%
Advertising sales and other services.................................  3%
                                                                     100%

Revenues for the year ended March 31, 1994 and 1995 fully reflected the repackaging and adjustment of equipment and installation charges, effective in July 1993, and rates for basic services and certain other satellite programming services under CableSelect, the Company's method of offering services that was implemented effective September 1, 1993. In addition, fiscal 1994 and 1995 revenues were subject to the FCC rate freeze. Increases in total revenues for fiscal year 1994 are partially offset by a lower premium penetration rate, which caused premium service revenues to remain relatively constant compared to the respective prior year.

    Direct Operating and Programming Expenses. Direct operating and programming expenses, which are mainly basic and premium programming costs and technical expenses, increased 9.9% for the year ended March 31, 1994 compared with the prior year primarily due to increased costs of providing programming to subscribers and incremental costs associated with increased subscribers and revenues. Direct operating and programming expenses increased 18.2% for the year ended March 31, 1995 compared with fiscal 1994 primarily due to the increased operating expenses from acquired systems, increased programming costs and incremental costs associated with increased subscribers.

    Selling, General and Administrative Expenses. These expenses, which are mainly comprised of costs related to system offices, customer service representatives and sales and administrative employees, increased 6.7% and 20.2% the years ended March 31, 1994 and 1995, respectively, compared with the respective prior years. The increases were primarily due to incremental costs associated with acquisitions, subscriber growth and implementation of the 1992 Cable Act and regulations thereunder. As a percentage of revenues, such expenses remained relatively constant for fiscal 1994 compared with the prior year. Selling, general and administrative expenses increased as a percentage of revenues for fiscal 1995, as compared with fiscal 1994 primarily due to wage and benefit increases without a corresponding increase in revenues as a result of the rate freeze enacted by the 1992 Cable Act.

    Operating Income Before Depreciation and Amortization. Operating income before depreciation and amortization was $173,377, $175,697 and $191,025 for the years ended March 31, 1993, 1994 and 1995, respectively, representing operating margins of 56.8%, 55.1% and 52.8%, respectively. The increases in operating income before depreciation and amortization for the years ended March 31, 1994 and 1995 were due primarily to the impact of acquisitions, offset by cost increases at a rate greater than increases in revenue due largely to the above noted rate freeze.

    Depreciation and Amortization, Depreciation and amortization expense was higher for the years ended March 31, 1994 and 1995, compared with the respective prior year, primarily due to increased depreciation and amortization related to acquisitions consummated during fiscal 1994 and 1995 and capital expenditures made during fiscal 1993 and 1994.


    Priority Investment Income. Priority investment income is comprised of payments received from Olympus of accrued priority return on the Company's
investment in PLP Interests in Olympus.   The Company recognizes priority
investment income only to the extent received. Priority investment income remained unchanged for the years ended March 31, 1993, 1994 and 1995.

    EBITDA. EBITDA (earnings before interest, income taxes, depreciation and amortization, equity in net loss of joint ventures, other non-cash charges, extraordinary loss and cumulative effect of change in accounting principle) amounted to $202,340, $207,936 and $225,890 for the years ended March 31, 1993, 1994 and 1995, respectively. The increase of 2.8% for the year ended March 31, 1994 compared with fiscal 1993 is primarily due to increased revenues, partially offset by increased operating expenses. The increase of 8.6% for the year ended March 31, 1995 compared with fiscal 1994 is primarily due to the acquisition of cable systems during fiscal 1995. Increased revenues and operating expenses during fiscal 1995 compared with the prior year primarily reflect the impact of acquisitions consummated during fiscal 1995. While EBITDA is not an alternative to operating income as defined by generally accepted accounting principles, the Company's management believes EBITDA is a meaningful measure of performance as substantially all of the Company's financing agreements contain financial covenants based on EBITDA.

    Interest Expense. Interest expense increased approximately 10.5% and 7.4% for the years ended March 31, 1994 and 1995, respectively, compared with the respective prior year. Approximately 56% of the increase for fiscal 1995 was due to additional interest cost associated with incremental debt related to acquisitions. Interest expense increased during fiscal 1994 compared with the prior year due primarily to higher levels of debt outstanding and the refinancing of short-term floating rate debt with long-term fixed rate debt during fiscal 1993 and 1994. In the 18 months ending March 31, 1994, the Company issued debt securities in four separate transactions (see "Financing Activities"). Each issue of these securities requires repayment of principal at maturity, the earliest of which is in July 2000. The interest rate on these securities ranged from 9 1/2% to 11 7/8%. Some of the proceeds from the securities were used to repay bank debt which had weighted average interest rates of 6.36% and 6.35% at March 31, 1993 and 1994, respectively. Interest expense includes $164, $1,680 and $14,756 for the years ended March 31, 1993, 1994 and 1995, respectively, of non-cash accretion of original issue discount and non-cash interest expense.

    Equity in Loss of Joint Ventures. The equity in loss of joint ventures represents primarily the Company's pro rata share of Olympus' losses and the accretion requirements of Olympus' redeemable limited partner interests. The decrease in fiscal 1994, compared with the prior year, is primarily attributable to a decrease in the loss of Olympus during such period, as compared with fiscal 1993, which operations were adversely impacted by Hurricane Andrew. The increase in fiscal 1995, compared with the prior year, is primarily attributable to the impact of the sale by Olympus of Northeast and lower business interruption revenue.

    Net Loss. The Company reported net losses of $176,795, $187,860, and $106,284 for the years ended March 31, 1993, 1994 and 1995, respectively. Included in net loss for fiscal 1993 is the cumulative effect of change in accounting for income taxes by Olympus of $59,500 and the extraordinary loss for the early extinguishment of debt of $14,386. Net loss for fiscal 1994 included the cumulative effect of the change in accounting of income taxes by the Company of $89,660. In addition to the effect of these items, net loss decreased by $5,461 from fiscal 1993 to 1994 and increased by $8,836 for fiscal 1994 to fiscal 1995. The decrease in net loss in fiscal 1994 when compared with the prior year was due primarily to the significant decrease in the equity in net losses of joint ventures (primarily Olympus), and higher operating income, offset by higher interest expense. The increase in net loss in fiscal 1995 when compared with fiscal 1994 was primarily due to an increase in the equity in net loss of joint venture (primarily Olympus) and higher non-cash interest expense, partially offset by higher operating income.

Liquidity and Capital Resources

    The cable television business is capital intensive and typically requires continual financing for the construction, modernization, maintenance, expansion and acquisition of cable systems. During the three fiscal years in the period ended March 31, 1995, the Company committed substantial capital resources for these purposes and for investments in Olympus and other affiliates and entities. These expenditures were funded through long-term borrowings and, to a lesser extent, internally generated funds. The Company's ability to generate cash to meet its future needs will depend generally on its results of operations and the continued availability of external financing.

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

    Capital expenditures for the years ended March 31, 1993, 1994 and 1995, were $70,975, $75,894 and $92,082, respectively. The increase in capital expenditures for fiscal 1993, 1994 and 1995, compared to each prior year, was primarily due to the acceleration of the rebuilding of plant using fiber-to-feeder technology, and expenditures related to faster than expected growth of the Company's competitive access telecommunications subsidiary, Hyperion Telecommunications, Inc. Management expects capital expenditures for fiscal 1996 to be approximately equal to fiscal 1995.

    Financing Activities. The Company's financing strategy has been to maintain its public long-term debt at the parent holding company level while the Company's consolidated subsidiaries have their own senior and subordinated credit arrangements with banks and insurance companies. The Company's ability to generate cash adequate to meet its future needs will depend generally on its results of operations and the continued availability of external financing. During the three-year period ended March 31, 1995, the Company funded its working capital requirements, capital expenditures, investments in Olympus and other affiliates and entities and the redemption of the 16.5% Senior Discount Notes and 13% Senior Subordinated Notes through long-term borrowings primarily from banks and insurance companies, short-term borrowings, internally generated funds and the issuance of parent company public debt and equity. The Company generally has funded the principal and interest obligations on its long-term borrowings from banks and insurance companies by refinancing the principal with new loans or through the issuance of parent company debt securities, and by paying the interest out of internally generated funds. Adelphia has funded the interest obligations on its public borrowings from internally generated funds.

    Most of Adelphia's directly-owned subsidiaries have their own senior credit agreements with banks and/or insurance companies. Typically, borrowings under these agreements are collateralized by the stock in and, in some cases, by the assets of the borrowing subsidiary and its subsidiaries and, in some cases, are guaranteed by such subsidiary's subsidiaries. At March 31, 1995, an aggregate of $942,350 in borrowings was outstanding under these agreements. These agreements contain certain provisions which, among other things, provide for limitations on borrowings of and investments by the borrowing subsidiaries, transactions between the borrowing subsidiaries and Adelphia and its other subsidiaries and affiliates, and the payment of dividends and fees by the borrowing subsidiaries. Several of these agreements also contain certain cross-default provisions relating to Adelphia or other subsidiaries. These agreements also require the maintenance of certain financial ratios by the borrowing subsidiaries. In addition, at March 31, 1995, an aggregate of $144,000 in subordinated and unsecured borrowings by Adelphia's subsidiaries was outstanding under credit agreements containing limitations and restrictions similar to those mentioned above. See Note 3 to the Adelphia Communications Corporation Consolidated Financial Statements. The Company is in compliance with the financial covenants and related financial ratio requirements contained in its various credit agreements, based on operating results for the period ended March 31, 1995.


    At March 31, 1995, Adelphia's subsidiaries had an aggregate of $117,000 in unused credit lines with banks, part of which is subject to achieving certain levels of operating performance. In addition, the Company had an aggregate $5,045 in cash and cash equivalents at March 31, 1995 which combined with the Company's unused credit lines with banks aggregated to $122,045. The Company has the ability to pay interest on its 9 1/2% PIK Notes by issuing additional notes totalling approximately $66,630 in lieu of cash interest payments through February 15, 1999. Based upon the results of operations of subsidiaries for the quarter ended March 31, 1995, approximately $141,000 of available assets could have been transferred to Adelphia at March 31, 1995, under the most restrictive covenants of the subsidiaries' credit agreements. The subsidiaries also have the ability to sell, dividend or distribute certain assets to other subsidiaries or Adelphia, which would have the net effect of increasing availability. At March 31, 1995, the Company's unused credit lines were provided by reducing revolving credit facilities whose revolver periods expire on April 1, 1995 through September 30, 2003. The Company's scheduled maturities of debt are currently expected to total $114,921 for fiscal 1996.

    At March 31, 1995, the Company's total outstanding debt aggregated $2,021,610 which included $935,260 of parent debt and $1,086,350 of subsidiary debt. Bank debt interest rates are based upon one or more of the following rates at the option of ACC: prime rate plus 0% to 1.5%; certificate of deposit rate plus 1.25% to 2.75%; or Eurodollar (or London Interbank Offered) rate plus 1% to 2.5%. The Company's weighted average interest rate of notes payable to banks and institutions was approximately 9.33% at March 31, 1995, compared to 8.91% at March 31, 1994. At March 31, 1995, approximately 55% of such debt was subject to fixed interest rates for at least one year under the terms of such debt or applicable interest rate swap agreements. Approximately 76% of the Company's total indebtedness is at fixed interest rates as of March 31, 1995. Adelphia has entered into interest rate swap agreements to mitigate its exposure to interest rate fluctuations by attempting to achieve an appropriate balance between its fixed and variable rate debt.

    On May 14, 1992, Adelphia completed offerings of $400,000 aggregate principal amount of unsecured 12 1/2% Senior Notes Due 2002 and of 1,500,000 shares of its Class A Common Stock. The shares of Class A Common Stock were sold at a public offering price of $15.00 per share, including 750,000 of such shares which were purchased at the public offering price by certain members of the Rigas Family. The net proceeds from these offerings were approximately $389,000 for the offering of the 12 1/2% Notes and $21,700 for the offering of the Class A Common Stock. On July 1, 1992, $260,000 of such net proceeds was used for the redemption of all outstanding 16 1/2% Senior Discount Notes at 104% of par.

    On September 10, 1992, Adelphia completed an offering of $125,000 aggregate principal amount of 11 7/8% Senior Debentures Due 2004. The net proceeds from this offering were approximately $120,600.

    On March 11, 1993, Adelphia completed the placement of $130,000 aggregate principal amount of 9 7/8% Senior Debentures Due 2005. The net proceeds from this placement were approximately $125,307.

    On July 28, 1993, Adelphia completed the placement of $110,000 aggregate principal amount of 10 1/4% Senior Notes Due 2000, Series A. The net proceeds from this placement were approximately $106,961.

    On January 14, 1994, Adelphia completed a public offering of 9,132,604 shares of Class A Common Stock (the "Stock Offering"). Of the 9,132,604 shares of Class A Common Stock sold in the Stock Offering, 3,300,000 shares were sold to the public at $18.00 per share and 5,832,604 shares were sold directly by Adelphia to partnerships controlled by members of the Rigas Family, at the public offering price less the underwriting discount. Highland Holdings and Syracuse Hilton Head
Holdings, L.P., which purchased 4,374,453 and 1,458,151 of such 5,832,604 shares, respectively, hold and control the Managed Systems.

    On February 22, 1994, the Company issued, in a private placement, $150,000 aggregate principal amount of 9 1/2% Senior Pay-In-Kind ("PIK") Notes Due 2004, Series A. The net proceeds from the 9 1/2% Notes of approximately $147,000 were used to repay outstanding bank debt of subsidiaries in order to extend the scheduled maturities of the Company's long-term debt. The Company has the ability to pay interest on its 9 1/2 % PIK Notes by issuing additional notes totalling approximately $66,630 in lieu of cash interest payments through February 15, 1999.

    In May 1994, Adelphia purchased on the open market $10,000 of its 10 1/4% Senior Notes due in 2000 at a price of 94.5% of face value plus accrued interest.

    On February 28, 1995, as a part of the Telesat Investment Agreement, FP&L Group Inc. purchased 1,000,000 shares of newly issued Class A Common Stock for $15,000.

    On March 15, 1995, certain subsidiaries of the Company entered into a $200,000 revolving credit facility, maturing September 30, 2003. Initial borrowings under the revolving credit facility were used to repay existing indebtedness of the Borrowers. The maximum available under the agreement is reduced on June 30, 1997 by the lesser of $25,000 or 50% of the unused and available commitment. Thereafter, the credit facility provides for mandatory reductions in the revolving loan commitment, in increasing quarterly amounts, commencing June 30, 1997 through September 30, 2003.

    Acquisitions. On March 10, 1994, the Company purchased a 75% equity interest in Three Rivers Cable Associates, L.P. ("TR") for $6,000. TR serves approximately 15,000 subscribers in Ohio and approximately 3,000 subscribers in Pennsylvania, which are contiguous with existing Company owned systems. Adelphia has also committed to provide a fully collateralized $18,000 line of credit, similar to that which would be available to TR had it borrowed such monies from a commercial bank. At March 31, 1995, there were outstanding borrowings of $14,859 under this agreement.

    On March 31, 1994, Adelphia acquired from Olympus the rights to provide alternate access in its respective franchise areas and an investment in the Sunshine Network, L.P. for a purchase price of $15,500. The purchase price of the assets resulted in a reduction of amounts due Adelphia of $15,500. Also, on March 31, 1994, Adelphia acquired from certain Managed Partnerships the rights to provide alternate access in their respective franchise areas for a purchase price of $14,000. Additionally, on March 31, 1994, Adelphia purchased real property from Dorellenic and Island Partners, L.P., partnerships owned by certain executive officers of the Company, for a total of $14,312.

    On April 12, 1994, Adelphia purchased for $15,000 (i) convertible preferred units in Niagara Frontier Hockey, L.P., (the "Sabres Partnership") which owns the Buffalo Sabres National Hockey League Franchise, convertible to a 34% equity interest and (ii) warrants allowing Adelphia to increase its interest to 40%. Adelphia believes this investment will be competitively advantageous in the Buffalo cable television market. The Sabres Partnership will control, through a wholly-owned subsidiary, the Crossroads Arena, a new sports and entertainment facility expected to be completed in late 1996. Adelphia's convertible preferred units will earn a 4% cumulative preferred return beginning after the first National Hockey League game is played at the Crossroads Arena.

    On May 12, 1994, Adelphia invested $3,000 for a 20% interest in SuperCable ALK International, a cable operator in Caracas, Venezuela. In April 1994, Adelphia invested $4,200 in Commonwealth Security Systems, Inc. in exchange for an 8.75% $4,200 convertible note and warrants. The note is convertible into a 33% fully-diluted common equity interest on demand. The warrants entitle Adelphia to acquire up to a 40% fully diluted common equity interest for an additional $670.


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

    On June 30, 1994, Adelphia acquired from Olympus 85% of the common stock of Northeast Cable, Inc. ("Northeast") for a purchase price of $31,875. Northeast owns cable television systems serving approximately 36,500 subscribers in eastern Pennsylvania. Of the purchase price, $16,000 was paid in cash and the remainder resulted in a decrease in Adelphia's receivable from Olympus. The acquisition of Northeast was accounted for using the purchase method of accounting. The consolidated statements of operations and cash flows include the operations of the acquired system since June 30, 1994. Debt assumed, included in notes payable of subsidiaries to banks and institutions, was $42,300 at closing.

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

    On January 10, 1995, Adelphia issued 399,087 shares of Class A Common Stock in connection with the merger of a wholly-owned subsidiary of Adelphia into Oxford Cablevision, Inc. ("Oxford"), one of the Terry Family cable systems. Oxford serves approximately 4,200 subscribers located in the North Carolina counties of Granville and Warren. The acquisition of Oxford was accounted for using the purchase method of accounting. The consolidated statements of operations and cash flows include the operations of the acquired systems since January 10, 1995. Adelphia assigned the rights to purchase the stock of the other Terry Family cable systems to a Managed System.

    On January 31, 1995, Adelphia acquired Tele-Media Company of Martha's Vineyard, L.P. ("Martha's Vineyard") for $11,775, a cable system serving approximately 7,000 subscribers located in Martha's Vineyard, Massachusetts. This system is part of Adelphia's New England cluster. The acquisition of Martha's Vineyard was accounted for using the purchase method of accounting. The consolidated statements of operations and cash flows include the operations of the acquired system since January 31, 1995.

    On June 12, 1995, Adelphia announced the signing of definitive agreements for the purchase of all of the cable systems of Eastern Telecom Corporation, Robinson Cable TV, Inc. and First Carolina Cable TV, L.P.
These systems together serve approximately 58,000 subscribers and are being purchased for an aggregate price of $92,000.
    On June 28, 1995, Adelphia and other relevant parties terminated their previously announced November 1994 letter of intent to increase by $63,000 to $75,000 the overall investment of Adelphia and the companies it manages (the "Adelphia Group") in cable systems held by Tele-Media Investment Partnership, L.P. and certain other Tele-Media controlled entities (collectively, "Tele-Media"). The Adelphia Group will continue to hold its existing investments in and recent acquisitions of Tele-Media cable systems, some of which are held by Adelphia as described herein.

    Olympus. During the years ended March 31, 1993 and 1994 the Company made advances of $49,061 and $16,554, respectively, to Olympus. Such advances provided funds for capital expenditures, the repayment of debt and working capital. In addition, the Company's investment in Olympus increased by $15,400 in fiscal 1994 in connection with the purchase by the Company from Olympus of rights to provide alternate access services in Olympus' franchise areas and an investment in an unaffiliated partnership. During each of the years ended March 31, 1993, 1994 and 1995, the Company received priority investment income from Olympus of $22,300.

    On February 28, 1995, Olympus entered into a Liquidation Agreement with the Gans Family ("Gans"), an Olympus limited partner. Concurrently, with the closing of the Liquidation Agreement, ACP Holdings, Inc., a wholly-owned subsidiary of the Company and managing general partner of Olympus, certain shareholders of Adelphia, Olympus and various Telesat Entities ("Telesat"), wholly-owned subsidiaries of Florida Power and Light Company ("FPL"), entered into an Investment Agreement, whereby Telesat contributed to Olympus substantially all of the assets associated with certain cable television systems, serving approximately 50,000 subscribers in southern Florida, in exchange for general and limited partner interests and newly issued preferred limited partner interests ("PLP interests") in Olympus. At that time, Adelphia converted certain amounts owed the Company by Olympus for advances, PLP interests and unpaid priority return on the PLP interests, to capital contributions. This transaction, net of advances made to Olympus during the year ended March 31, 1995, resulted in a net reduction of the amount due from Olympus for advances of $25,307. After this transaction Adelphia's ownership in Olympus is 50% voting interest, with FPL as its only other partner in Olympus.

    Managed Partnerships. On September 29, 1993, the Board of Directors of the Company authorized the Company to make loans in the future to Highland Video Associates, L.P. ("Highland") and Syracuse Hilton Head Holdings, L.P. ("SHHH") up to an amount of $25,000 for each. During the years ended March 31, 1994 and 1995, the Company made advances in the net amount of $7,828 and $10,028, respectively, to these and other related parties, primarily for capital expenditures and working capital purposes.

    On October 6, 1993, Adelphia purchased the 14% preferred Class B Limited Partnership Interest in SHHH for $18,338 from Robin Media Group, an unrelated party. SHHH is a joint venture of the Rigas Family and Tele-Communications, Inc., whose interests in SHHH are junior to Adelphia's.

    During the year ended March 31, 1994, the Company made loans in the net amount of $15,000 to SHHH, to facilitate the acquisition of cable television systems serving Palm Beach County, Florida from unrelated parties. During fiscal 1995, the Company sold its investment in TMIP to SHHH for $13,000.
On January 31, 1995, a wholly owned subsidiary of Adelphia received a $20,000 preferred investment from SHHH to facilitate the acquisition of cable properties from Tele-Media of Delaware.

    Resources. The Company plans to continue to explore and consider new commitments, arrangements or transactions to refinance existing debt, increase the Company's liquidity or decrease the Company's leverage. These could include, among other things, the future issuance by Adelphia of public or private equity or debt and the negotiation of new or amended credit facilities. These could also include entering into acquisitions, joint ventures or other investment or financing activities, although no assurance can be given that any such transactions will be consummated. The Company's ability to borrow under current credit facilities and to enter into refinancings and new financings is limited by covenants contained in Adelphia's indentures and its subsidiaries' credit agreements, including covenants under which the ability to incur indebtedness is in part a function of applicable ratios of total debt to cash flow.

    During the year ended March 31, 1995, the increase in capital expenditures and accounts payable was primarily attributed to the companies acquired and an increase in the level of expenditures for new technology and rebuild activity. The increase in accrued interest and other liabilities resulted from the timing of the payment of interest due on the Company's indebtedness. Deferred taxes increased as of March 31, 1995 compared with the balance as of March 31, 1994 primarily due to the impact of acquired companies.

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


    Recent Accounting Pronouncements. Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," requires an asset and liability approach for financial accounting and reporting for income taxes. Effective January 1, 1993 and April 1, 1993, respectively, Olympus and the Company adopted the provisions of SFAS No. 109. The adoption of SFAS No. 109 resulted in the cumulative recognition of an additional liability by Olympus and the Company of $59,500 and $89,660, respectively.

    SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," establishes accounting standards for assessing the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 is effective for financial statements for fiscal years beginning after December 15, 1995 although earlier application is encouraged. Effective January 1, 1994 and April 1, 1994, respectively, both Olympus and the Company early-adopted the provisions of SFAS No. 121. The adoption of SFAS No. 121 did not materially affect the financial statements of Olympus or the Company.

Inflation

    In the three fiscal years ended March 31, 1995, inflation did not have a significant effect on the Company. Periods of high inflation could have an adverse effect to the extent that increased borrowing costs for floating-rate debt may not be offset by increases in subscriber rates. At March 31, 1995, after giving effect to interest rate hedging agreements, approximately $484,250 of the Company's total debt was subject to floating interest rates.



Olympus

    The Company serves as the managing general partner of Olympus and, as of December 31, 1994, held $10,000 of voting general partnership interests representing, in the aggregate, 50% of the voting interests of Olympus. The Company also held, as of December 31, 1994, $276,101 aggregate principal amount of nonvoting PLP Interests in Olympus, which entitle the Company to a 16.5% per annum priority return, and nonvoting special limited partnership interests. The remaining equity in Olympus consists of voting limited partnership interests held by unaffiliated third parties. At December 31, 1992, these interests included $10,000 of redeemable limited partnership interests held by certain members of the Joseph Gans family ("Gans"). On January 3, 1993, Olympus redeemed certain other limited partner interests for $9,795 and the Company converted $6,500 of its voting general partnership interests to nonvoting PLP Interests, thereby maintaining 50% of the outstanding general partner and limited partner voting units of Olympus.

    On February 28, 1995, Olympus entered into a Liquidation Agreement with Gans. Under this Liquidation Agreement, Gans agreed to exchange their redeemable limited partner interests in Olympus for the remaining 15% of the common stock of Northeast held by Olympus. Concurrently with the closing of the Liquidation Agreement, ACP Holdings, Inc. ("ACP"), a wholly-owned subsidiary of the Company and managing general partner of Olympus, certain shareholders of Adelphia, Olympus and various Telesat entities entered into an Investment Agreement whereby Telesat contributed to Olympus substantially all of the assets associated with certain cable television systems, serving approximately 50,000 subscribers in southern Florida, in exchange for a general and limited partner interests and newly issued preferred limited partner interests ("PLP interests") in Olympus. As a result of the Telesat Investment Agreement, Telesat contributed its Florida cable systems and $20,000 and, in exchange, received $112,500 of 16.5% preferred limited partnership interests. Prior to the Telesat Investment Agreement, Olympus had obligations to Adelphia for intercompany advances, PLP interests and priority return on PLP interests. In conjunction with the Telesat Investment Agreement, Adelphia converted a portion of the intercompany advances, a portion of the existing PLP interests and all of the existing accrued priority return on the PLP interests, to capital contributions.

    The Olympus limited partnership agreement requires approval by the holders of 85% of the voting interests for, among other things, significant acquisitions and dispositions of assets, and the issuance of certain partnership interests, and also requires approval by the holders of 75% of the voting interests for, among other things, material amendments to the Olympus partnership agreement, certain financings and refinancings, certain issuances of PLP interests, certain transactions with related parties and the adoption of annual budgets.

    On August 24, 1992 service in Olympus' South Dade system in the southern portion of Florida's Dade County was interrupted by Hurricane Andrew. Other Olympus subscribers were unaffected by the storm. Prior to the hurricane, as of July 31, 1992, the South Dade system passed 157,922 homes and served 71,193 basic subscribers. The rebuilding of the cable plant has been completed with state-of-the-art fiber to feeder technology which has an 80 channel capacity. At March 31, 1995 the South Dade System served 74,601 basic subscribers.

    On April 3, 1995, Olympus acquired all of the cable and security systems of WB Cable Associates, Ltd. ("WB Cable") serving approximately 44,000 subscribers for a purchase price of $82,000. WB Cable provides cable services from one headend and security monitoring services from one location in West Boca Raton, Florida. Of the purchase price, $77,000 was paid in cash and $5,000 was paid in Adelphia Class A Common Stock. The acquisition, was accounted for under the purchase method of accounting, was financed principally through borrowings under the ACP credit agreement.

    On June 12, 1995, Olympus announced the signing of a definitive agreement for the purchase of all of the southeast Florida cable systems of the Leadership cable division of Fairbanks Communications, Inc. which serves approximately 50,000 subscribers for a purchase price of $94,000.

    The following table is derived from the Olympus Communications, L.P. Consolidated Financial Statements included in this Form 10-K.

                    SUPPLEMENTAL FINANCIAL DATA FOR OLYMPUS


                                                        YEAR ENDED

                                                       DECEMBER 31,

                                               1992      1993       1994


    STATEMENT OF OPERATIONS DATA:
Revenues...................................  $ 86,255  $ 89,099   $ 93,421
Business Interruption Revenue..............     7,146     9,547      1,037
Total......................................    93,401    98,646     94,458

Operating Income Before
 Depreciation and
 Amortization..............................    47,280    55,195     47,079
Depreciation and
 Amortization..............................    39,407     37,240     36,703

Operating Income...........................     7,873     17,955     10,376

Interest Expense...........................   (30,272)   (29,470)   (32,262)

Net Loss...................................   (16,617)   (70,744)   (21,025)


BALANCE SHEET DATA:
Total Assets............................... $ 467,279  $ 458,663  $ 375,985

Total Long-Term Debt.......................   362,428    368,263    314,069

PLP Interests..............................   269,601    276,101    276,101


OTHER FINANCIAL DATA:
Capital Expenditures.......................  $ 26,827   $ 23,164   $ 23,916

Operating Margin (a).......................     50.6%      56.0%      49.8%



(a) Percentage representing operating income before depreciation and amortization divided by total revenues.

  Comparison of Years Ended December 31, 1992, 1993 and 1994

    Revenues. Total revenues for the year ended December 31, 1993 increased 5.6% over the prior year. Total revenues for the year ended December 31, 1994 declined 4.2% from the prior year. The 1993 increase in revenues as compared with 1992 was primarily attributable to basic subscriber growth and rate increases, which were partially offset by the effects of Hurricane Andrew on the South Dade System, net of business interruption insurance proceeds. See Note 3 to the Olympus Communications, L.P. Consolidated Financial Statements. The 1994 decrease as compared with 1993 was due to the sale of Northeast in June 1994, partially offset by the positive impact of the South Dade rebuild from the effects of Hurricane Andrew and subscriber growth.

    Operating Income Before Depreciation and Amortization. For the year ended December 31, 1993, operating income before depreciation and amortization increased 16.7% as compared with the prior year. This increase was primarily attributable to higher levels of total revenues, including business interruption revenue related to the effects of Hurricane Andrew, that were not offset by corresponding increases in operating expenses. For the year ended December 31, 1994, operating income before depreciation and amortization decreased 14.7% as compared with the prior year. The decrease was due to increased operating costs with no corresponding increase in rates due to the FCC rate freeze, the impact of the sale of Northeast and the decline in business interruption insurance revenue.

    Operating Income. For the year ended December 31, 1993, operating income increased by $10,082 to $17,955. This increase was primarily due to the increase in total revenues, including business interruption revenue, and relatively constant depreciation and amortization and operating expenses. For the year ended December 31, 1994, operating income decreased by $7,579 to $10,376. The decrease was due to reduced business interruption insurance revenue in the current year, the above noted FCC rate freeze impact and the effect of the Northeast sale.

    Interest Expense. For the year ended December 31, 1993, interest expense decreased 2.6% primarily due to reduced interest rates. For the year ended December 31, 1994, interest expense increased 9.5% primarily due to higher average rates outstanding on debt offset somewhat by the reduction of debt from the sale of Northeast.

    Net Loss. Olympus reported net losses of $16,617, $70,744 and $21,025 for the years ended December 31, 1992, 1993 and 1994, respectively. The increase in 1993 was mainly due to the cumulative effect of a change in accounting for income taxes of $59,500 resulting from the adoption of SFAS No. 109 by Olympus, partially offset by increased operating income. The decrease in net loss in 1994 was attributable to the absence in 1994 of the impact of the change in accounting for income taxes, offset by lower operating income for the period.

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

    The original rate regulations required a reduction of existing rates charged for basic services and regulated cable programming services to the greater of (i) the applicable benchmark level or (ii) the rates in force as of September 30,
1992, reduced by 10%, adjusted forward for inflation. The amended regulations generally require a reduction of up to 17 percent from the rates for regulated services in force as of September 30, 1992, adjusted forward for inflation and certain other factors. Rate reductions are not required to the extent that a cable operator at its option elects to use an alternative cost-of-service methodology and shows that rates for basic and cable programming services are reasonable. The FCC has adopted interim rules to govern cost-of-service showings by cable operators. Refunds with interest will be required to be paid by cable operators who are required to reduce regulated rates after September 1, 1993, calculated retroactively from the date of a local franchising authority's decision with regard to basic rates, and from the date a complaint is filed with the FCC with regard to the rates charged for regulated programming services. The FCC has reserved the right to reduce or increase the benchmarks it has established. The rate regulations will also limit future increases in regulated rates to an inflation indexed amount plus increases in certain costs such as taxes, franchise fees, costs associated with specific franchise requirements and increased programming costs. Cost-based adjustments to these capped rates can also be made in the event a cable operator adds or deletes channels. On November 10, 1994, the FCC adopted an alternative method for adjusting the rates charged for a cable programming services tier when new services are added. This will allow cable operators to increase rates by as much as $1.50 over a two year period to reflect the addition of up to six new channels of service on cable programming service tiers. In addition, a new programming tier can be created, the rate for which would not be regulated as long as certain conditions are met, such as not moving services from existing tiers to the new one. Because of the limitation on rate increases for regulated services, future revenue growth from cable services will rely to a much greater extent than has been true in the past on increased revenues from unregulated services and new subscribers than from increases in previously unregulated rates.

    The FCC has adopted regulations implementing virtually all of the requirements of the 1992 Cable Act. As noted above, amendments to the rate regulations were recently announced and the FCC is also likely to continue to modify, clarify or refine the rate regulations. In addition, litigation has been instituted challenging various portions of the 1992 Cable Act and the rulemaking proceedings including the rate regulations. The Company cannot predict the effect or outcome of future rulemaking proceedings, changes to the rate regulations, or litigation. Further, because the FCC has only issued its interim rules and has not adopted final cost-of-service rules, the Company has not determined to what extent it will be able to utilize cost-of-service showings to justify rates.

    Effective as of September 1, 1993, in accordance with the 1992 Cable Act, the Company adjusted the basic service rates and related equipment and installation rates in all of its systems in order for such rates to be in compliance with the applicable benchmark or equipment and installation cost levels. The Company also implemented a program in all of its systems called "CableSelect" under which most of the Company's satellite-delivered programming services are now offered individually on a per channel basis, or as a group at a price of approximately 15% to 20% below the sum of the per channel prices of all such services. For subscribers who elect to customize their channel lineup, the Company will provide, for a monthly rental fee, an electronic device located on the cable line outside the home, enabling a subscriber's television to receive only those channels selected by the subscriber. These basic service rate adjustments and the CableSelect program have also been implemented in all systems managed by the Company. The Company believes CableSelect provides increased programming choices to the Company's subscribers while providing flexibility to the Company to respond to future changes in areas such as customer demand and programming.

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

    Direct broadcast satellite ("DBS") service became available to consumers during 1994. A single DBS satellite can provide more than 100 channels of programming. DBS service can be received virtually anywhere in the United States through the installation of a small outdoor antenna. DBS service is being heavily marketed on a nation-wide basis. The extent to which DBS will be competitive with cable systems will depend on the continued availability of reception equipment and programming at reasonable prices to the consumer.


    The Company cannot predict the ultimate outcome of the video dialtone proceeding or the cross-ownership ban litigation. However, the Company believes that the provision of video programming by telephone companies in competition with the Company's existing operations could have an adverse effect on the Company's financial condition and results of operations. At this time, the impact of any such effect is not known or estimable. See
Item 1 - "Business Competition" and "Legislation and Regulation".



ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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




























































              ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Independent Auditors' Report..............................................


Consolidated Balance Sheets, March 31, 1994 and 1995......................


Consolidated Statements of Operations,
  Years Ended March 31, 1993, 1994 and 1995...............................


Consolidated Statements of Stockholders' Equity (Deficiency),
  Years Ended March 31, 1993, 1994 and 1995...............................


Consolidated Statements of Cash Flows,
  Years Ended March 31, 1993, 1994 and 1995...............................


Notes to Consolidated Financial Statements................................

OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES

Independent Auditors' Report..............................................


Consolidated Balance Sheets, December 31, 1993 and 1994...................


Consolidated Statements of Operations,
  Years Ended December 31, 1992, 1993, and 1994...........................


Consolidated Statements of General Partner's Equity (Deficiency),
  Years Ended December 31, 1992, 1993 and 1994............................


Consolidated Statements of Cash Flows,
  Years Ended December 31, 1992, 1993 and 1994............................


Notes to Consolidated Financial Statements................................




INDEPENDENT AUDITORS' REPORT


Adelphia Communications Corporation:


We have audited the accompanying consolidated balance sheets of Adelphia Communications Corporation and subsidiaries as of March 31, 1994 and 1995, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for each of the three years in the period ended March 31, 1995. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Adelphia Communications Corporation and subsidiaries at March 31, 1994 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 7 to the consolidated financial statements, effective April 1, 1993, the Company changed its method of accounting for income taxes. Also, as discussed in Note 2 to the consolidated financial statements, as of January 1, 1993, an unconsolidated subsidiary accounted for on the equity method changed its method of accounting for income taxes.



DELOITTE & TOUCHE LLP

Pittsburgh, Pennsylvania
June 28, 1995















           ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
             (Dollars in thousands, except per share amounts)

                                                                         March 31,
                                                                      1994        1995
ASSETS:

Cable television systems, at cost, net of
 accumulated depreciation and amortization:
  Property, plant and equipment..........................          $  446,290  $  518,405
  Intangible assets......................................              417,788     546,116

          Total..........................................             864,078   1,064,521

Cash and cash equivalents................................              74,075       5,045
Investments..............................................              23,922      48,968
Preferred equity investment in Managed Partnership.......              18,338      18,338
Subscriber receivables - net.............................              18,021      20,433
Prepaid expenses and other assets - net..................              38,772      48,352
Related party investments and receivables - net..........              36,640      61,634

          Total..........................................          $1,073,846  $1,267,291

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY):

Notes payable of subsidiaries to banks and institutions..          $  870,875  $1,086,350
12 1/2% Senior Notes due 2002............................             400,000     400,000
10 1/4% Senior Notes due 2000 ...........................             108,765      99,011
11 7/8% Senior Debentures due 2004 ......................             124,442     124,470
9 7/8% Senior Debentures due 2005 .......................             127,882     127,994
9 1/2% Senior Pay-In-Kind Notes due 2004.................             150,000     164,370
Other debt...............................................              11,747      19,415
Accounts payable.........................................              27,016      42,872
Subscriber advance payments and deposits.................              13,385      16,494
Accrued interest and other liabilities...................              66,077      87,751
Deferred income taxes....................................              91,721     110,139

          Total liabilities..............................           1,991,910   2,278,866

Commitments and contingencies (Note 4)

Stockholders' equity (deficiency):
 Class A Common Stock, $.01 par value, 50,000,000 shares
  authorized, 13,507,604 and 14,906,691 shares
  outstanding, respectively..............................                 135         149
 Class B Common Stock, $.01 par value, 25,000,000 shares
  authorized, 10,944,476 shares outstanding..............                 109         109
 Additional paid-in capital..............................             198,431     211,190
 Accumulated deficit.....................................          (1,116,739) (1,223,023)

          Total stockholders' equity (deficiency)........            (918,064) (1,011,575)

          Total..........................................          $1,073,846  $1,267,291








              See notes to consolidated financial statements.

           ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
             (Dollars in thousands, except per share amounts)

                                                          Year Ended March 31,
                                                     1993         1994         1995

Revenues..................................        $   305,222  $   319,045  $   361,505

Operating expenses:
 Direct operating and programming.........             82,377       90,547      106,993
 Selling, general and administrative......             49,468       52,801       63,487
 Depreciation and amortization............             90,406       89,402       97,602
          Total...........................            222,251      232,750      268,082

Operating income..........................             82,971       86,295       93,423

Other income (expense):
 Interest income from affiliates..........              5,216        9,188       11,112
 Other income (expense)...................              1,447         (299)       1,453
 Priority investment income from Olympus..             22,300       22,300       22,300
 Interest expense.........................           (164,859)    (182,136)    (195,698)
 Equity in loss of joint
  ventures before cumulative effect of
  change in accounting principle..........            (46,841)     (30,054)     (44,349)
          Total...........................           (182,737)    (181,001)    (205,182)

Loss before income taxes, extraordinary
 loss and cumulative effect of change
 in accounting principle..................            (99,766)     (94,706)    (111,759)
Income tax (expense) benefit..............             (3,143)      (2,742)       5,475

Loss before extraordinary loss and
 cumulative effect of change in
 accounting principle.....................           (102,909)     (97,448)    (106,284)
Extraordinary loss on early retirement of
 debt.....................................            (14,386)        (752)          --
Cumulative effect of change in accounting
 for income taxes.........................                 --      (89,660)          --
Cumulative effect of Olympus change in
 accounting for income taxes..............            (59,500)          --           --

Net loss..................................        $  (176,795) $  (187,860) $  (106,284)

Loss per weighted average share of common
 stock before extraordinary loss and
 cumulative effect of change in
 accounting principle.....................        $     (6.80) $     (5.66) $     (4.32)
Extraordinary loss per weighted average
 share of common stock on early retirement
 of debt..................................               (.95)        (.04)          --
Cumulative effect per weighted average
 share of common stock of change in
 accounting for income taxes..............                --         (5.21)          --
Cumulative effect per weighted average
 share of common stock of Olympus change
 in accounting for income taxes...........               (3.93)          --           --

Net loss per weighted average share of
 common stock.............................        $    (11.68) $    (10.91) $     (4.32)

Weighted average shares of common stock
 outstanding..............................         15,138,654   17,221,059   24,628,316

              See notes to consolidated financial statements.


           ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                          (Dollars in thousands)


    Class A  Class B  Additional             Stockholders'
     Common   Common   Paid-in   Accumulated    Equity
     Stock    Stock     Capital    Deficit    (Deficiency)


Balance, March 31, 1992...     $    29  $   109  $  38,402   $ (752,084) $  (713,544)

Issuance of Class A Common
 Stock on May 14, 1992....          15       --     21,710           --       21,725

Net loss..................          --       --         --     (176,795)    (176,795)

Balance, March 31, 1993...          44      109     60,112     (928,879)    (868,614)

Issuance of Class A Common
 Stock on January 14, 1994          91       --    155,872           --      155,963

Excess of purchase price
 of acquired assets over
 predecessor owner book
 value....................          --       --    (17,553)          --      (17,553)


Net loss..................          --       --         --     (187,860)    (187,860)

Balance, March 31, 1994...         135      109    198,431   (1,116,739)    (918,064)

Issuance of Class A Common
 Stock on January 10, 1995           4       --      3,588           --        3,592

Issuance of Class A Common
 Stock on February 28, 1995         10       --     14,851           --       14,861

Excess of purchase price
 of acquired assets over
 predecessor owner book
 value....................          --       --     (5,680)          --       (5,680)

Net loss..................          --       --         --     (106,284)    (106,284)

Balance, March 31, 1995...     $   149  $   109  $ 211,190  $(1,223,023) $(1,011,575)


















              See notes to consolidated financial statements.

           ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in thousands)

                                                          Year Ended March 31,
                                                    1993         1994         1995

Cash flows from operating activities:
 Net loss.................................        $  (176,795) $  (187,860) $  (106,284)
  Adjustments to reconcile net loss to net
  cash provided by operating activities:
   Depreciation...........................             54,129       56,370       66,064
   Amortization...........................             36,277       33,032       31,538
   Noncash interest expense...............                164        1,680       14,756
   Equity in loss of joint ventures
    before cumulative effect of accounting
    change................................             46,841       30,054       44,349
   Extraordinary loss on debt retirement..             14,386          752           --
   Costs associated with debt financing...            (17,791)      (4,961)      (2,759)
   Redemption premium on debt retirement..            (10,000)          --           --
   Loss on disposal of property...........                  --        1,051           --
 Cumulative effect of accounting change.               59,500       89,660           --
   Increase (decrease) in deferred income
    taxes, net of effects of acquisitions.                 --        2,061       (5,975)
   Changes in operating assets and
    liabilities net of effects of
    acquisitions:
      Subscriber receivables..............             (2,596)        (155)        (478)
      Prepaid expenses and other assets...              (4,883)     (16,288)     (21,152)
    Accounts payable....................               (9,900)       5,871       14,789
      Subscriber advance payments ........                223       (1,134)         699
      Accrued interest and other
       liabilities........................             11,720       11,858       10,630
Net cash provided by operating activities.              1,275       21,991       46,177

Cash flows from investing activities:
 Cable television systems acquired........            (14,501)     (21,681)     (70,256)
 Expenditures for property, plant and
  equipment...............................            (70,975)     (75,894)     (92,082)
 Investments in other joint ventures......            (14,989)      (8,890)     (38,891)
Preferred equity investment in Managed
  Partnership.............................                 --      (18,338)          --
 Amounts invested in and advanced to
  Olympus and related parties.............            (62,960)     (45,285)     (46,046)
 Alternate access rights acquired.........                 --      (27,000)          --
Net cash used for investing activities....           (163,425)    (197,088)    (247,275)

Cash flows from financing activities:
 Proceeds from debt.......................          1,277,847      744,770      155,314
 Repayments of debt.......................         (1,109,924)    (690,232)     (38,107)
 Issuance of Class A Common Stock.........             21,725      155,963       14,861
Net cash provided by financing activities.            189,648      210,501      132,068

Increase (decrease) in cash and cash
 equivalents..............................             27,498       35,404      (69,030)
Cash and cash equivalents, beginning of
 year.....................................             11,173       38,671       74,075
Cash and cash equivalents, end of year....        $    38,671  $    74,075  $     5,045

Supplemental disclosure of cash flow
 activity - Cash payments for interest....        $   151,653  $   178,840  $   193,206




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

During the year ended March 31, 1995, ACC consummated several acquisitions, each of which was accounted for using the purchase method. Accordingly, the financial results of each acquisition have been included in the consolidated results of ACC effective with the date acquired. A description of the acquisitions is provided below.

On June 16, 1994, ACC invested $34,000 in TMC Holdings Corporation ("THC"), the parent of Tele-Media Company of Western Connecticut. THC owns cable television systems serving approximately 43,000 subscribers in western Connecticut. The investment in THC provides ACC with a $30,000 preferred equity interest in THC and a 75% non-voting common equity interest, with a liquidation preference to the remaining 25% common stock ownership interest in THC. ACC has the right to convert such interest to a 75% voting common equity interest, with a liquidation preference to the remaining shareholders' 25% common stock ownership interest, on demand subject to certain regulatory approvals. Debt assumed, included in notes payable of subsidiaries to banks and institutions, was $52,000 at closing.

On June 30, 1994, ACC acquired from Olympus 85% of the common stock of Northeast Cable, Inc. ("Northeast") for a purchase price of $31,875. Northeast owns cable television systems serving approximately 36,500 subscribers in eastern Pennsylvania. Of the purchase price, $16,000 was paid in cash and the remainder resulted in a decrease in ACC's receivable from Olympus. Debt assumed, included in notes payable of subsidiaries to banks and institutions, was $42,300 at closing.

On January 10, 1995, ACC issued 399,087 shares of Class A Common Stock in connection with the merger of a wholly-owned subsidiary of Adelphia into Oxford Cablevision, Inc. ("Oxford"), one of the Terry Family cable systems. Oxford serves approximately 4,200 subscribers located in the North Carolina counties of Granville and Warren.
On January 31, 1995, ACC acquired a majority equity position in Tele-Media Company of Martha's Vineyard, L.P. for $11,775, a cable system serving approximately 7,000 subscribers located in Martha's Vineyard, Massachusetts. This system will become part of ACC's New England cluster.

Investment in Olympus Joint Venture Partnership

The investment in the Olympus joint venture partnership comprises both limited and general partner interests. The general partner interest represents a 50% voting interest in Olympus Communications, L.P. ("Olympus") and is being accounted for using the equity method. Under this method, ACC's investment, initially recorded at the historical cost of contributed property, is adjusted for subsequent capital contributions and its share of the losses of the partnership as well as its share of the accretion requirements of the partnership's interests. The limited partner interest represents a preferred interest ("PLP interests") entitled to a 16.5% annual return. The PLP interests are nonvoting, are

           ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollars in thousands)
                                (Continued)

1. The Company and Summary of Significant Accounting Policies, continued:

senior to claims of certain other partner interests, and provide for an annual priority return of 16.5%. Olympus is not required to pay the entire 16.5% return currently and priority return on PLP interests is recognized as income by ACC when received. Correspondingly, equity in net loss of Olympus excludes accumulated unpaid priority return. (See Note 2)

Subscriber Revenues

Subscriber revenues are recorded in the month the service is provided.

Property, Plant and Equipment

Property, plant and equipment are comprised of the following:

                                                             March 31,
                                                         1994       1995

Operating plant and equipment........................$ 673,451  $ 786,917
Real estate and improvements.........................   41,150     46,453
Support equipment....................................   25,132     28,242
Construction in progress.............................   48,118     77,026
                                                       787,851    938,638
Accumulated depreciation............................. (341,561)  (420,233)
                                                     $ 446,290  $ 518,405

Depreciation is computed on the straight-line method using estimated useful lives of 5 to 12 years for operating plant and equipment and 3 to 20 years for support equipment and buildings. Additions to property, plant and equipment are recorded at cost which includes amounts for material, applicable labor and overhead, and interest. Capitalized interest amounted to $1,009, $1,345 and $1,736 for the years ended March 31, 1993, 1994 and
1995, respectively.

Intangible Assets

Intangible assets, net of accumulated amortization, are comprised of the following:

                                                              March 31,
                                                           1994      1995

Purchased franchises.....................................$368,938  $493,249
Purchased subscriber lists...............................   4,365       567
Goodwill.................................................  41,691    38,805
Non-compete agreements...................................   2,794    13,495
                                                         $417,788  $546,116

A portion of the aggregate purchase price of cable television systems acquired has been allocated to purchased franchises, purchased subscriber lists, goodwill and non-compete agreements. Purchased franchises and goodwill are amortized on the straight-line method over 40 years. Purchased subscriber lists are amortized on the straight-line method over periods which range from 5 to 10 years. Non-compete agreements are amortized on the straight-line method over their contractual lives which range from 4 to 12 years. Accumulated amortization of intangible assets amounted to $76,812 and $107,914 at March 31, 1994 and 1995, respectively.





           ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollars in thousands)
                                (Continued)

1. The Company and Summary of Significant Accounting Policies, continued:

Cash and Cash Equivalents

ACC considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Interest on liquid investments was $1,076, $2,020, and $1,230 for the years ended March 31, 1993, 1994, and
1995, respectively.

Investments

The equity method of accounting is generally used to account for investments in affiliates which are greater than 20% but not more than 50% owned. Under this method, ACC's initial investment is recorded at cost and subsequently adjusted for the amount of its equity in the net income or losses of its affiliates. Dividends or other distributions are recorded as a reduction of ACC's investment. Investments in affiliates accounted for using the equity method generally reflect ACC's equity in their underlying assets.

Investments in entities in which ACC's ownership is less than 20% and investments greater than 20% in which ACC does not influence the operating or financial decisions of the entity are accounted for using the cost method. Under the cost method, ACC's initial investment is recorded at cost and subsequently adjusted for the amount of its equity in net income or losses of the investee only to the extent distributed by the investee as dividends or other distributions. Dividends received in excess of earnings subsequent to the date the investment was made are recorded as reductions of the cost of the investment.

The balance of ACC's investments is as follows:
                                                             March 31,
                                                           1994     1995
Investments accounted for using the equity method:

Gross investment:
    Alternate access ventures............................$ 9,068  $12,840
    Page Call, Inc.......................................     --    6,915
    Other................................................     --    2,847
Cumulative equity in net losses..........................   (494)  (1,458)
          Total..........................................  8,574   21,144

Investments accounted for using the cost method:

Tele-Media Investment Partnership, L.P. (see Note 2)..... 13,000       --
Niagara Frontier Hockey, L.P.............................     --   15,000
Alternate access ventures................................  1,379    2,924
Commonwealth Security, Inc...............................     --    4,200
SuperCable...............................................     --    3,000
Other....................................................    969    2,700

          Total.......................................... 15,348   27,824

Total investments........................................$23,922  $48,968

On April 12, 1994, ACC purchased (i) convertible preferred units in Niagara Frontier Hockey, L.P., (the "Sabres Partnership") which owns the Buffalo Sabres National Hockey League Franchise, convertible to a 34% equity interest and (ii) warrants allowing ACC to increase its interest to 40% for $15,000. ACC believes this investment will be competitively advantageous in the Buffalo cable television market. The Sabres Partnership will control, through a wholly-owned subsidiary, the Crossroads Arena, a new sports and entertainment facility expected to be completed

           ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollars in thousands)
                                (Continued)
1.  The Company and Summary of Significant Accounting Policies, continued:

in late 1996. ACC's convertible preferred units will earn a 4% cumulative preferred return beginning after the first National Hockey League game is played at the Crossroads Arena.

Subscriber Receivables

An allowance for doubtful accounts of $3,603 and $3,503 has been deducted from subscriber receivables at March 31, 1994 and 1995, respectively.

Amortization of Other Assets and Debt Discounts

Deferred debt financing costs, included in prepaid expenses and other assets, and debt discounts, a reduction of the carrying amount of the debt, are amortized over the term of the related debt. The unamortized amounts included in prepaid expenses and other assets were $22,328 and $23,355 at March 31, 1994 and 1995, respectively.

Asset Impairments

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." In accordance with SFAS No. 121, ACC periodically reviews the carrying value of its long-lived assets, identifiable intangibles and goodwill in relation to historical financial results, current business conditions and trends (including the impact of existing legislation and regulation) to identify potential situations in which the carrying value of assets may not be recoverable. If a review indicates that the carrying value of such assets may not be recoverable, the carrying value of such assets in excess of their fair value would be recorded as a reduction of the assets cost as if a permanent impairment has occurred. The adoption of SFAS No. 121 did not materially affect the financial statements of ACC.

Noncash Financing and Investing Activities

Capital leases entered into during years ended March 31, 1993 and 1994 totaled $8,742 and $7,186, respectively. There were no material capital leases entered into during fiscal 1995. Reference is made to Notes 1, 2 and 9 for descriptions of additional non-cash financing and investing activities.

Reclassification

Certain 1993 and 1994 amounts have been reclassified for comparability with the 1995 presentation.

2. Related Party Investments and Receivables:

The following table summarizes the investments in and receivables from Olympus and related parties:
                                                            March 31,
                                                         1994      1995
Investment in Olympus..................................$(75,961) $(48,688)
Amounts due from Olympus...............................  85,938    60,631
Amounts due from other related parties - net...........  26,663    49,691
                                                       $ 36,640  $ 61,634

Amounts due from other related parties - net represent advances to (from) Managed Partnerships (see Note 9), the Rigas family (principal shareholders and officers of ACC) and Rigas family controlled entities. No related party advances are collateralized.

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

On February 28, 1995, ACP Holdings, Inc., a wholly-owned subsidiary of ACC, and the managing general partner of Olympus, certain shareholders of ACC, Olympus and various Telesat Entities ("Telesat"), wholly-owned subsidiaries of FP & L Group, Inc., entered into an investment agreement whereby Telesat contributed to Olympus substantially all of the assets associated with certain cable television systems, serving approximately 50,000 subscribers in southern Florida, in exchange for general and limited partner interests and newly issued preferred limited partner interests in Olympus. Prior to the Telesat Investment Agreement, Olympus had obligations to ACC for intercompany advances, preferred limited partner ("PLP") interests, and priority return on PLP interests. In conjunction with the Telesat Investment Agreement, ACC converted a portion of the intercompany advances, a portion of the existing PLP interests and all of the existing accrued priority return on the PLP interests, to capital contributions. At March 31, 1993, 1994 and 1995, ACC owned $276,101, $276,101 and $225,000 in
Olympus PLP Interests, respectively.

On March 31, 1994, ACC acquired from Olympus the rights to provide alternate access in its respective franchise areas and an investment in an unaffiliated partnership for a purchase price of $15,500. The purchase price of the assets resulted in a corresponding reduction of amounts due ACC. The $15,400 excess of the purchase price over Olympus' book value has been recorded by ACC as an additional investment in Olympus.

The major components of the financial position of Olympus as of March 31, 1994 and 1995, and December 31, 1993 and 1994, and the results of operations for the three months ended March 31, 1994 and 1995, and the years ended December 31, 1993 and 1994 were as follows:

                                                March 31,             December 31,
                                             1994       1995        1993       1994
                                                (Unaudited)
Balance Sheet Data
Property, plant and equipment - net.       $ 165,455  $ 181,705   $ 163,689  $ 154,298
Total assets........................         445,623    425,813     458,663    375,985
Notes payable to banks..............         367,100    298,309     368,000    314,010
Total liabilities...................         621,794    411,299     629,677    588,104
PLP Interests.......................         276,101    337,500     276,101    276,101
Redeemable limited partner interests           5,000         --       5,000      5,885
General partners' equity
 (deficiency).......................        (457,274)  (342,991)   (452,115)  (494,105)

Income Statement Data
Revenues............................       $  25,450 $   23,920   $  98,646  $  94,458
Operating income....................           3,480      3,449      17,955     10,376
Loss before cumulative effect
 of change in accounting principle..          (5,751)    (5,497)    (11,244)   (21,025)
Cumulative effect of change in
 accounting for income taxes........              --         --     (59,500)        --
Net loss............................          (5,751)    (5,497)    (70,744)   (21,025)
Net loss of general partners after
 priority return and accretion
 requirements.......................         (20,608)   (22,224)   (123,460)   (83,833)



           ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollars in thousands)
                                (Continued)

2. Related Party Investments and Receivables, continued:

The following reconciles ACC's investment in Olympus to the related equity accounts of Olympus:

                                                            March 31,
                                                        1994       1995

Investment in Olympus joint venture partnership......$ (75,961) $ (48,688)
Accumulated unpaid priority return requirements...... (105,212)    (2,997)
Other................................................       --     12,793
Olympus' combined PLP Interests and general partners'
  equity (deficiency)................................  $(181,173) $ (38,892)

Effective January 1, 1993, Olympus adopted SFAS No. 109, "Accounting for Income Taxes" which requires an asset and liability approach for financial accounting and reporting for income taxes. SFAS No. 109 resulted in the cumulative recognition of an additional liability of approximately $59,500 on January 1, 1993. Olympus did not restate prior years' financial statements to reflect the provisions of SFAS No. 109.

On October 6, 1993, ACC purchased the preferred Class B Limited Partnership Interest in Syracuse Hilton Head Holdings, L.P. ("SHHH"), for a price of $18,338 from Robin Media Group, an unrelated party. SHHH is a joint venture of the Rigas Family and Tele-Communications, Inc. ("TCI") and owns systems managed by ACC. The Class B Limited Partnership Interest has a preferred return of 14% annually which is payable on a current basis at the option of SHHH, and is senior in priority to the partnership interests of the Rigas family and TCI. Priority return on the preferred Class B Limited Partner Interest in SHHH totaled $1,213 and $2,654 and is included in revenue for the years ended March 31, 1994 and 1995, respectively. SHHH is obligated to redeem the Class B Limited Partnership Interest between June 11, 1996 and December 31, 1996.

In September 1993, the Board of Directors of ACC authorized ACC to make loans in the future to two Managed Partnerships up to an amount of $25,000 for each. During the year ended March 31, 1994, ACC made loans in the net amount of $15,000 to SHHH, to facilitate the acquisition of cable television systems serving Palm Beach County, Florida from unrelated parties. During fiscal year 1995, ACC sold its investment in TMIP to SHHH for $13,000. On January 31, 1995, a wholly owned subsidiary of ACC received a $20,000 preferred investment from SHHH to facilitate the acquisition of cable properties from Tele-Media Company of Delaware.

           ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollars in thousands)
                                (Continued)

3. Debt:

Notes Payable of Subsidiaries to Banks and Institutions

Notes payable of subsidiaries to banks and institutions are comprised of the following:
                                                            March 31,
                                                        1994        1995

Credit agreements with banks payable through 2003
 (weighted average interest rate 6.35% and 8.16% at
March 31, 1994 and 1995, respectively)...............$  354,375  $  584,250
10.66% Senior Secured Notes due 1996 through 1999...... 250,000     250,000
9.95% Senior Secured Notes due through 1997............  16,000       9,600
10.80% Senior Secured Notes due 1996 through 2000.     .....  45,000      45,000
10.50% Senior Secured Notes due 1997 through 2001.     .....  16,000      16,000
9.73% Senior Secured Notes due 1998 through 2001..     .....  37,500      37,500
10.25% Senior Subordinated Notes due 1996 through 1998.  80,000      72,000
11.85% Senior Subordinated Notes due 1998 through 2000.  60,000      60,000
11.13% Senior Subordinated Notes due 1999 through 2002.  12,000      12,000
                                                     $  870,875  $1,086,350

The amount of borrowings available to ACC under its revolving credit agreements is generally based upon the subsidiaries achieving certain levels of operating performance. ACC had commitments from banks for additional borrowings of up to $117,000 at March 31, 1995, which expire through 2003. At the expiration of the commitments, all outstanding borrowings are convertible into term loans. ACC pays commitment fees of up to .5% of unused principal.

Borrowings under most of these credit arrangements of subsidiaries are collateralized by a pledge of the stock in their respective subsidiaries, and, in some cases, by assets. These agreements stipulate, among other things, limitations on additional borrowings, investments, transactions with affiliates and other subsidiaries, and the payment of dividends and fees by the subsidiaries. They also require maintenance of certain financial ratios by the subsidiaries. Several of the subsidiaries' agreements, along with the notes of the parent company, contain cross default provisions. At March 31, 1995, approximately $141,000 of the net assets of subsidiaries would be permitted to be transferred to the parent company in the form of dividends, priority return and loans without the prior approval of the lenders based upon the results of operations of such subsidiaries for the quarter ended March 31, 1995. The subsidiaries are permitted to pay fees to the parent company or other subsidiaries. Such fees are limited to a percentage of the subsidiaries' revenues.

Bank debt interest rates are based upon one or more of the following rates at the option of ACC: prime rate plus 0% to 1.5%; certificate of deposit rate plus 1.25% to 2.75%; or LIBOR rate plus 1% to 2.5%. At March 31, 1994 and 1995, the weighted average interest rate on notes payable to banks and institutions was 8.91% and 9.33%, respectively. The rates on 55% of ACC's notes payable to banks and institutions were fixed for at least one year through the terms of the notes or interest rate swap agreements.

On March 15, 1995, certain subsidiaries of the Company (collectively, the "Borrowers") entered into a $200,000 revolving credit facility, maturing September 30, 2003. Interest rates charged are based upon one or more of the following rates




           ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollars in thousands)
                                (Continued)
3. Debt, continued:

at the option of the Borrowers: the greater of the prime rate or the Federal funds rate plus 0% to .875%, certificate of deposit rate plus 1.125% to 2.125%, or LIBOR plus .875% to 1.875%. Interest on outstanding borrowings is generally payable on a quarterly basis. Initial borrowings under the revolving credit facility were used to repay existing indebtedness of the Borrowers. The Borrowers pay a commitment fee of .375% of unused commitments during the term of the agreement. The maximum available under this credit facility is reduced on June 30, 1997 by the lesser of $25,000 or 50% of the unused and available commitment. Thereafter, the credit facility provides for mandatory reductions in the revolving loan commitment, in increasing quarterly amounts, commencing June 30, 1997 through September 30, 1997.

ACC has entered into fixed and floating interest rate swap agreements with banks, Olympus and the Managed Partnerships (see Note 9) to mitigate its exposure to interest rate fluctuations by attempting to achieve an appropriate balance between its fixed and variable rate debt. At March 31, 1995, ACC had an aggregate notional principal amount of $802,000 outstanding under such agreements, which expire from 1996 through 2000. These agreements provide for a weighted average interest rate of 7.88% at March 31, 1995. ACC is exposed to credit loss in the event of nonperformance by the counterparties, although it does not expect any such nonperformance.
Net settlement amounts under these swap agreements are recorded as adjustments to interest expense during the period incurred.

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

10 1/4% Senior Notes due 2000

On July 28, 1993, ACC issued $110,000 aggregate principal amount of unsecured 10 1/4% Senior Notes due July 2000. Interest is due on the notes semi-annually. The notes which are effectively subordinated to all liabilities of the subsidiaries, contain restrictions and covenants similar to the restrictions on the 12 1/2% Senior Notes. The notes are not callable prior to the maturity date of July 15, 2000. During fiscal 1995 $10,000 of notes were retired through open market purchases.

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

9 1/2% Senior Pay-In-Kind Notes due 2004

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

On February 14, 1994, ACC redeemed all of the 13% Senior Subordinated Notes for 100% of the $100,000 aggregate principal amount.

Maturities of Debt

Maturities of debt for the five years after March 31, 1995 are as follows:

     1996......................................................   $ 114,921
     1997......................................................     216,099
     1998......................................................     274,701
     1999......................................................     264,427
     2000......................................................     113,014

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







           ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollars in thousands)
                                (Continued)

4.  Commitments and Contingencies:

ACC rents office and studio space, tower sites, and space on utility poles under leases with terms which are generally less than one year or under agreements that are generally cancelable on short notice. Total rental expense under all operating leases aggregated $4,090, $3,988 and $4,356 for the years ended March 31, 1993, 1994 and 1995, respectively.

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

ACC's cable television operations may be adversely affected by changes and developments in governmental regulation, competitive forces and technology. The cable television industry and ACC are subject to extensive regulation at the federal, state and local levels. Many aspects of such regulation are currently the subject of judicial proceedings and administrative or legislative proceedings or proposals. On October 5, 1992, Congress passed the 1992 Cable Act, which significantly expands the scope of regulation of certain subscriber rates and a number of other matters in the cable industry, such as mandatory carriage of local broadcast stations and retransmission consent, and which will increase the administrative costs of complying with such regulations. The FCC has adopted rate regulations that establish, on a system-by-system basis, maximum allowable rates for (i) basic and cable programming services (other than programming offered on a per-channel or per-program basis), based upon a benchmark methodology, and
(ii) associated equipment and installation services based upon cost plus a reasonable profit. Under the FCC rules, franchising authorities are authorized to regulate rates for basic services and associated equipment and installation services, and the FCC will regulate rates for regulated cable programming services in response to complaints filed with the agency. The original rate regulations became effective on September 1, 1993. Amendments to the rate regulations became effective May 15, 1994. Further amendments were adopted on November 10, 1994. The FCC ordered an interim rate freeze effective April 5, 1993 which was extended through May 15, 1994.

The FCC had adopted regulations implementing virtually all of the requirements of the 1992 Cable Act. The FCC is also likely to continue to modify, clarify or refine the rate regulations. In addition, litigation has been instituted challenging various portions of the 1992 Cable Act and the rulemaking proceedings including the rate regulations. ACC cannot predict the effect or outcome of the future rulemaking proceedings, changes to the rate regulations, or litigation. Further, because the FCC has only issued its interim rules and has not adopted final cost-of-service rules, ACC has not determined to what extent it will be able to utilize cost-of-service showings to justify rates.

Effective September 1, 1993, as a result of the 1992 Cable Act, ACC repackaged certain existing cable services by adjusting rates for basic service and introducing a new method of offering certain cable services.
ACC adjusted the basic service rates and related equipment and installation rates in all of its systems in order for such rates to be in compliance with the applicable benchmark or equipment and installation cost levels. The amended rules may require further adjustments to ACC's rates. ACC also implemented a program in all of its systems called

           ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollars in thousands)
                                (Continued)

4. Commitments and Contingencies, continued:

"CableSelect" under which most of ACC's satellite-delivered programming services are now offered individually on a per channel basis, or as a group at a price of approximately 15% to 20% below the sum of the per channel prices of all such services. For subscribers who elect to customize their channel lineup, ACC will provide, for a monthly rental fee, an electronic device located on the cable line outside the home, enabling a subscriber's television to receive only those channels selected by the subscriber. These basic service rate adjustments and the CableSelect program have also been implemented in all systems managed by ACC. ACC believes CableSelect provides increased programming choices to its subscribers while providing flexibility to ACC to respond to future changes in areas such as customer demand and programming.

On November 10, 1994 the FCC ruled that, prospectively, any "a la carte" package will be treated as a regulated tier, except for packages involving premium services. ACC is currently unable to predict the effect that the amended regulations, future FCC treatment of "a la carte" packages or other future FCC rulemaking proceedings will have on its business and results of operations in future periods. No assurance can be given at this time that such matters will not have a material negative financial impact on ACC's business and results of operations in the future. Also, no assurance can be given as to what other future actions Congress, the FCC or other regulatory authorities may take or the effects thereof on ACC.

A letter of inquiry, one of at least 63 sent by the FCC to numerous cable operators, was received by ACC regarding the implementation of this new method of offering services. ACC responded in writing to the FCC's inquiry. On November 18, 1994, the Cable Services Bureau of the FCC issued a decision holding that the "CableSelect" program was an evasion of the rate regulations and ordered this package to be treated as a regulated tier.
This decision, and all other letters of inquiry decisions, were principally decided on the number of programming services moved from regulated tiers to "a la carte" packages. ACC has appealed this decision to the full Commission. ACC cannot predict the outcome or effect of this proceeding.

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

Stock Issued During Fiscal 1995

On January 10, 1995, ACC issued 399,087 shares of Class A Common Stock in connection with the acquisition of Oxford (see Note 1). On February 28, 1995, 1,000,000 shares of Class A Common Stock were sold to FP & L Group, Inc. for $15.00 per share.

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

Common Stock

The Certificate of Incorporation of ACC authorizes two classes of common stock, Class A and Class B. Holders of Class A Common Stock and Class B Common Stock vote as a single class on all matters submitted to a vote of the stockholders, with each share of Class A Common Stock entitled to one vote and each share of Class B Common Stock entitled to ten votes, except (i) for the election of directors and (ii) as otherwise provided by law. In the annual election of directors, the holders of Class A Common Stock voting as a separate class, are entitled to elect one of ACC's directors. In addition, each share of Class B Common Stock is automatically convertible into a share of Class A Common Stock upon transfer, subject to certain limited exceptions. In the event a cash dividend is paid, the holders of Class A Common Stock will be paid 105% of the amount payable per share for each share of Class B Common Stock.

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

6. Employee Benefit Plans:

ACC has a savings plan (401(k)) which provides that eligible full-time employees may contribute from 2% to 20% of their pre-tax compensation. ACC makes matching contributions not exceeding 1.5% of each participant's pre-tax compensation. ACC's matching contributions amounted to $241, $305 and $343 for the years ended March 31, 1993, 1994 and 1995, respectively.





           ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollars in thousands)
                                (Continued)

7. Taxes on Income:

ACC and its corporate subsidiaries file a consolidated federal income tax return, which includes its share of the subsidiary partnerships and joint venture partnership results. At March 31, 1995, ACC had net operating loss carryforwards for federal income tax purposes of approximately $1,000,000 expiring through 2010. Depreciation and amortization expense differs for tax and financial statement purposes due to the use of prescribed periods rather than useful lives for tax purposes and also as a result of differences between tax basis and book basis of certain acquisitions.

ACC adopted SFAS No. 109, "Accounting for Income Taxes," effective April 1, 1993. Under SFAS No. 109, deferred tax assets and liabilities are recognized for differences between the financial statement amounts of assets and liabilities and their respective tax bases. The cumulative effect of adopting SFAS No. 109 at April 1, 1993 was to increase the net loss by $89,660 for the year ended March 31, 1994. The effect of adopting SFAS No. 109 on loss before extraordinary loss and cumulative effect of a change in accounting principle was not significant for the year ended March 31, 1994.

As a result of applying SFAS No. 109, $110,498 of previously unrecorded deferred tax benefits from operating loss carryforwards incurred by ACC were recognized at April 1, 1993 as part of the cumulative effect of adopting the statement. Under prior accounting, a portion of these benefits would have been recognized as a reduction of income tax expense from continuing operations in the year ended March 31, 1994.

The tax effects of significant items comprising ACC's net deferred tax liability are as follows:


                                                         April 1,         March 31,
                                                           1993       1994       1995

Deferred tax liabilities:
Differences between book and tax basis of
 property, plant and equipment and intangible
 assets........................................          $ 192,444  $ 210,816  $ 232,639
Other..........................................              8,401      9,703     11,783
          Total................................            200,845    220,519    244,422

Deferred tax assets:
Reserves not currently deductible..............                687     15,576     12,326
Operating loss carryforwards...................            307,001    337,924    381,377
                                                           307,688    353,500    393,703

Valuation allowance............................           (196,503)  (224,702)  (259,420)

          Total................................            111,185    128,798    134,283

Net deferred tax liability.....................          $  89,660  $  91,721  $ 110,139

The net change in the valuation allowance for the years ended March 31, 1994 and 1995 was an increase of $28,199 and $34,718, respectively.
           ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollars in thousands)
                                (Continued)

7. Taxes on Income, continued:

Income tax (expense) benefit for the years ended March 31, 1993, 1994 and 1995 is as follows:
                                                    March 31,
                                              1993       1994       1995

     Current............................. $  (3,143) $    (681) $    (500)
     Deferred.............................       --     (2,061)     5,975
     Total................................$  (3,143) $  (2,742) $   5,475

A reconciliation of the statutory federal income tax rate and ACC's effective income tax rate is as follows:
                                                           March 31,
                                                      1994          1995
     Statutory federal income tax rate.........       35.0%         35.0%
     Change in valuation allowance.............      (29.8)        (31.1)
     State taxes, net of federal benefit.......       (2.4)          3.7
     Other.....................................       (5.7)         (2.7)

     Income tax (expense) benefit..............       (2.9%)         4.9%

8. Disclosures about Fair Value of Financial Instruments:

Included in ACC's financial instrument portfolio are cash, notes payable, debentures and interest rate swaps. The carrying values of notes payable approximate their fair values at March 31, 1995. The fair value of the debentures totaled $938,589 at March 31, 1994, which exceeded the carrying value by approximately $27,500. The fair market value of debentures at March 31, 1995 totaled $820,378 which exceeded the carrying value by $95,468. At March 31, 1995, ACC would have been required to pay approximately $6,929 to settle its interest rate swap agreements, representing the excess carrying cost over fair value of these agreements. The fair values of the debt and interest rate swaps were based upon quoted market prices of similar instruments or on rates available to ACC for instruments of the same remaining maturities.

9. Related Party Transactions:

ACC currently manages cable television systems which are principally owned by Olympus and limited partnerships of which certain of ACC's principal shareholders who are executive officers have equity interests (the "Managed Partnerships").

ACC has agreements with Olympus and the Managed Partnerships which provide for the payment of fees to ACC. The aggregate fee revenues from Olympus and the Managed Partnerships amounted to $4,659, $2,946 and $7,293 for the years ended March 31, 1993, 1994 and 1995, respectively. In addition, ACC was reimbursed by Olympus and Managed Partnerships for allocated corporate costs of $4,521, $4,021 and $4,521 for the years ended March 31, 1993, 1994 and
1995, respectively, which have been recorded as a reduction of selling, general and administrative expense.

ACC leases from a partnership and a corporation owned by principal shareholders who are executive officers support equipment under agreements which have been accounted for as capital leases. These obligations, which are included in other debt, amounted to $1,415 and $933 at March 31, 1994 and 1995, respectively. ACC also leases from this partnership certain buildings under operating leases. Rent expense under these operating leases aggregated $715, $391 and $97 for the years ended March 31, 1993, 1994 and 1995, respectively.



           ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollars in thousands)
                                (Continued)

9. Related Party Transactions, continued:

Net settlement amounts under interest rate swap agreements with Olympus and the Managed Partnerships recorded as adjustments to interest expense during the period incurred, decreased ACC's interest expense by $1,698, $1,920 and $173 for the years ended March 31, 1993, 1994 and 1995, respectively.

On March 31, 1994, ACC acquired from certain Managed Partnerships the rights to provide alternate access in their respective franchise areas for a purchase price of $14,000. Additionally, on March 31, 1994, ACC purchased real property from certain partnerships owned by principal shareholders who are certain executive officers for a total of $14,312. The purchase of the assets resulted in a reduction of amounts due ACC of $28,312. Since these asset purchases are transactions among entities under common control, they have been recorded by ACC based upon the predecessor owners' book value.
The $17,553 excess of the purchase price of these assets over the predecessor owners' book value has been recorded as a direct charge to ACC's additional paid-in capital.

10. Quarterly Financial Data (Unaudited):

The following tables summarize the financial results of ACC for each of the quarters in the years ended March 31, 1994 and 1995:



                                                   Three Months Ended,
                                     June 30     Sept. 30      Dec. 31     March 31
Year Ended March 31, 1994:

Revenues.....................       $    79,658  $    79,388  $    79,945  $    80,054

Operating expenses:
 Direct operating and
  programming................            22,332       22,363       22,675       23,177
 Selling, general and
  administrative.............            12,817       12,577       12,758       14,649
 Depreciation and
  amortization...............            21,695       23,621       22,200       21,886

Total........................            56,844       58,561       57,633       59,712

Operating income.............            22,814       20,827       22,312       20,342

Other income (expense):
 Interest income from
  affiliates.................             1,435        1,629        1,565        4,559
 Other income (expense)......                --          283          287         (869)
 Priority investment income..             5,575        5,575        5,575        5,575
 Interest expense............           (44,035)     (46,096)     (46,626)     (45,379)
 Equity in loss of
  joint ventures.............            (9,947)      (5,374)      (8,087)      (6,646)

Total........................           (46,972)     (43,983)     (47,286)     (42,760)

Loss before income taxes,
 extraordinary loss and
 cumulative effect of change
 in accounting principle.....           (24,158)     (23,156)     (24,974)     (22,418)
Income tax expense...........            (1,130)        (660)        (811)        (141)


           ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollars in thousands)
                                (Continued)

10. Quarterly Financial Data (Unaudited), continued:

                                                      Three Months Ended,
                                        June 30     Sept. 30      Dec. 31     March 31

Year Ended March 31, 1994:

Loss before extraordinary loss
 and cumulative effect
 of change in accounting
 principle...................           (25,288)     (23,816)     (25,785)     (22,559)
Extraordinary loss on early
 retirement of debt..........                --           --           --         (752)

Cumulative effect of change
 in accounting for income
 taxes.......................           (89,660)          --           --           --

Net loss.....................       $  (114,948) $   (23,816) $   (25,785) $   (23,311)

Loss per weighted average
 share of common stock before
 extraordinary loss and
 cumulative effect of change
 in accounting principle.....       $     (1.65) $     (1.55) $     (1.68) $      (.98)

Extraordinary loss per weighted
 average share on early
 retirement of debt..........                --           --           --         (.03)

Cumulative effect per weighted
 average share of change
 in accounting for income
 taxes.......................             (5.85)          --           --           --

Net loss per weighted average
 share of common stock.......       $     (7.50) $     (1.55) $     (1.68) $     (1.01)

Weighted average shares of
 common stock outstanding....        15,319,476   15,319,476   15,319,476   23,031,453

Year Ended March 31, 1995:

Revenues.....................       $    84,020  $    90,795  $    92,737  $    93,953
Operating expenses:
 Direct operating and
  programming................            24,896       26,632       27,644       27,821
 Selling, general and
  administrative.............            14,693       15,117       16,409       17,268
 Depreciation and
  amortization...............            21,489       25,267       26,043       24,803

Total........................            61,078       67,016       70,096       69,892

Operating income.............            22,942       23,779       22,641       24,061





           ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollars in thousands)
                                (Continued)

10. Quarterly Financial Data (Unaudited), continued:

                                                    Three Months Ended,
                                      June 30     Sept. 30      Dec. 31     March 31

Year Ended March 31, 1995:

Other income (expense):
 Interest income from
  affiliates.................            2,369        2,386        2,912        3,445
 Other income................              593          270           76          514
 Priority investment income..            5,575        5,575        5,575        5,575
 Interest expense............          (46,913)     (48,412)     (49,668)     (50,705)
 Equity in loss of
  joint ventures.............          (12,634)      (8,984)      (8,744)     (13,987)

Total........................          (51,010)     (49,165)     (49,849)     (55,158)

Loss before income taxes.....          (28,068)     (25,386)     (27,208)     (31,097)
Income tax benefit (expense).           (1,223)       1,119       (1,214)       6,793

Net loss.....................      $   (29,291) $   (24,267) $   (28,422) $   (24,304)

Net loss per weighted average
 share of common stock.......      $     (1.20) $      (.99) $     (1.16) $      (.97)

Weighted average shares of
 common stock outstanding....       24,452,080   24,452,080   24,452,080   25,174,845


11.  Subsequent Events

On June 12, 1995, ACC announced the signing of definitive agreements for the purchase of all of the cable systems of Eastern Telecom Corporation, Robinson Cable TV, Inc. and First Carolina Cable TV, L.P. These systems together serve approximately 58,000 subscribers and are being purchased for an aggregate price of $92,000. The acquisitions, which will be accounted for under the purchase method of accounting, are expected to close in the third quarter of fiscal 1996.

On June 28, 1995, Adelphia and other relevant parties terminated their previously announced November 1994 letter of intent to increase by $63,000 to $75,000 the overall investment of Adelphia and the companies it manages (the "Adelphia Group") in cable systems held by Tele-Media Investment Partnership, L.P. and certain other Tele-Media controlled entities (collectively, "Tele-Media"). The Adelphia Group will continue to hold its existing investments in and recent acquisitions of Tele-Media cable systems.





INDEPENDENT AUDITORS' REPORT


Olympus Communications, L.P.:


We have audited the accompanying consolidated balance sheets of Olympus Communications, L.P. and subsidiaries as of December 31, 1993 and 1994, and the related consolidated statements of operations, general partner's equity (deficiency), and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Olympus Communications, L.P. and subsidiaries at December 31, 1993 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

As discussed in Note 9 to the consolidated financial statements, effective January 1, 1993, the Partnership changed its method of accounting for income taxes.




DELOITTE & TOUCHE LLP

Pittsburgh, Pennsylvania
April 13, 1995 (June 8, 1995 as
to Notes 4 and 12)

               OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)


                                                                          December 31,
                                                                        1993       1994
ASSETS:

Cable television systems, at cost, net of accumulated
 depreciation and amortization:
  Property, plant and equipment - net......................           $ 163,689  $ 154,298
  Intangible assets - net..................................             273,489    210,928

          Total............................................             437,178    365,226

Cash and cash equivalents..................................              11,371        425
Subscriber receivables - net...............................               6,294      5,419
Prepaid expenses and other assets - net....................               3,820      3,784
Investment in Northeast Cable, Inc.........................                  --      1,131

          Total............................................           $ 458,663  $ 375,985

LIABILITIES AND PARTNERS' EQUITY (DEFICIENCY):

Notes payable to banks.....................................           $ 368,000  $ 314,010
Other debt.................................................                 263         59
Accounts payable...........................................               6,236      9,984
Subscriber advance payments and deposits...................               3,251      2,717
Accrued interest and other liabilities.....................               7,907     10,219
Accrued priority return on redeemable preferred limited
 partner interests.........................................              95,930    135,553
Deferred business interruption proceeds....................               1,037         --
Due to affiliates - net....................................              87,553     75,861
Deferred income taxes......................................              59,500     39,701

          Total............................................             629,677    588,104

Commitments and contingencies (Note 7)

16.5% redeemable preferred limited partner interests.......             276,101    276,101

Redeemable limited partner interests.......................               5,000      5,885

General partner's equity (deficiency)......................            (452,115)  (494,105)

          Total............................................           $ 458,663  $ 375,985
















              See notes to consolidated financial statements.

               OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                          (Dollars in thousands)

                                                            Year Ended December 31,
                                                         1992       1993      1994

Revenues.........................................     $  86,255  $  89,099  $ 93,421
Business interruption revenue....................         7,146      9,547     1,037
          Total..................................        93,401     98,646    94,458

Operating expenses:
 Direct operating and programming................        22,473     22,078    22,369
 Selling, general and administrative.............        18,817     16,692    18,708
 Depreciation and amortization...................        39,407     37,240    36,703
 Management fees to Managing Affiliate...........         4,831      4,681     6,302

          Total..................................        85,528     80,691    84,082

Operating income.................................         7,873     17,955    10,376

Interest expense.................................       (25,775)   (24,515)  (22,889)
Interest expense - affiliates....................        (4,497)    (4,955)   (9,373)
Priority return to an affiliate..................         5,247         --        --
Other income.....................................           535        271       585

Loss before income tax benefit and cumulative
 effect of change in accounting principle........       (16,617)   (11,244)  (21,301)
Income tax benefit...............................            --         --       276

Loss before cumulative effect of change in
 accounting principle............................       (16,617)   (11,244)  (21,025)
Cumulative effect of change in accounting
 for income taxes................................            --    (59,500)       --

          Net loss...............................       (16,617)   (70,744)  (21,025)

Priority return on redeemable preferred
 limited partner interests.......................       (52,135)   (57,436)  (61,923)
Net loss allocated to redeemable limited
 partners........................................         8,309      9,720     5,000
Accretion requirements of redeemable
 limited partners................................       (12,924)    (5,000)   (5,885)

Net loss of general partner after
 priority return and accretion
 requirements....................................     $ (73,367) $(123,460) $(83,833)

Net loss per general partner unit
 after priority return and
 accretion requirements..........................     $  (4,446) $ (12,346) $ (8,383)












              See notes to consolidated financial statements.

               OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF GENERAL PARTNER'S EQUITY (DEFICIENCY)
                          (Dollars in thousands)


General

Partner

Balance, December 31, 1991............................................$(248,688)

Net loss of general partner after priority return and accretion requirements.........................................................  (73,367)

Balance, December 31, 1992............................................ (322,055)

Conversion of general partnership interests to preferred limited
 partnership interests................................................   (6,500)
Net loss of general partner after priority return and accretion requirements......................................................... (123,460)
Capital distribution..................................................     (100)

Balance, December 31, 1993............................................ (452,115)

Excess of sale price over carrying value of subsidiary sold to
 affiliate............................................................   26,548
Proceeds from sale of alternate access rights to affiliate............   13,000
Excess of sale price over carrying value of investment sold
 to affiliate.........................................................    2,395
Net loss of general partner after priority return and accretion requirements.........................................................  (83,833)
Capital distribution..................................................     (100)

Balance, December 31, 1994............................................$(494,105)




























              See notes to consolidated financial statements.

               OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in thousands)
                                                                     Year Ended
                                                                     December 31,
                                                              1992      1993      1994

Cash flows from operating activities:
 Net loss..........................................         $(16,617) $(70,744) $(21,025)
 Adjustments to reconcile net loss to net cash
  provided by operating activities:
   Depreciation....................................           16,907    17,229    19,132
   Amortization....................................           22,500    20,011    17,571
   Gain on property damage related to hurricane....             (535)       --        --
   Cumulative effect of change in accounting
    for income taxes...............................               --    59,500        --
   Costs associated with debt financing............             (969)       --        --
   Changes in operating assets and liabilities, net
    of effects of acquisitions and divestitures:
     Subscriber receivables - net..................              498      (890)      398
     Prepaid expenses and other assets - net.......              (58)     (251)   (2,722)
     Accounts payable..............................              (13)   (1,585)    4,590
     Subscriber advance payments and deposits......              (59)     (884)      368
     Accrued interest and other liabilities........          (10,245)     (494)    3,333
   Deferred business interruption proceeds.........            6,279    (5,240)   (1,037)
   Deferred taxes..................................               --        --      (323)

Net cash provided by operating activities..........           17,688    16,652    20,285

Cash flows from investment activities:
 Expenditures for property, plant and equipment....          (26,827)  (23,164)  (23,916)
 Insurance proceeds for property damage related
  to hurricane.....................................            6,800        --        --
 Proceeds from sale of subsidiary to affiliate.....               --        --    27,818
 Proceeds from sale of investment to affiliate.....               --        --     2,500
 Proceeds from sale of alternate access rights
  to affiliate.....................................               --        --    13,000
 Proceeds from repayment of note receivable from
  affiliated partnership...........................           10,157        --        --
 Purchase of limited partner equity interests......               --    (9,795)       --

Net cash (used for) provided by investment
 activities........................................           (9,870)  (32,959)   19,402

Cash flows from financing activities:
 Proceeds from debt................................           59,956    13,000        --
 Repayments of debt................................          (90,314)   (7,165)  (11,871)
 Payments of priority return.......................          (22,300)  (22,300)  (22,300)
 Amounts advanced from (to) affiliates.............           48,119    37,193   (16,362)
 Capital distribution..............................               --      (100)     (100)

Net cash (used for) provided by financing
 activities........................................           (4,539)   20,628   (50,633)

Increase (decrease) in cash and cash equivalents...            3,279     4,321   (10,946)

Cash and cash equivalents, beginning of year.......            3,771     7,050    11,371

Cash and cash equivalents, end of year.............         $  7,050  $ 11,371  $    425

Supplemental disclosure of cash flow activity -
 Cash payments for interest........................         $ 32,387  $ 30,117  $ 31,377


              See notes to consolidated financial statements.

               OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollars in thousands)

1. The Partnership and Basis of Presentation:

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

On June 30, 1994, ACC acquired from Olympus 85% of the common stock of Northeast Cable, Inc. ("Northeast") for a purchase price of $31,875. Northeast owns cable television systems serving approximately 36,500 subscribers in eastern Pennsylvania. Of the purchase price, $16,000 was paid in cash and the remainder resulted in a decrease in Olympus' existing amount payable to ACC. The consolidated statements of operations and cash flows for Olympus include the operations of Northeast for the six months ended June 30, 1994.

On February 28, 1995, Olympus entered into a Liquidation Agreement with the Gans Family ("Gans"), an Olympus limited partner. Under this Liquidation Agreement, Gans agreed to exchange their redeemable limited partner interests in Olympus for the remaining 15% of the common stock of Northeast held by Olympus. Concurrently with the closing of the Liquidation Agreement, ACP Holdings, Inc., a wholly owned subsidiary of ACC and managing general partner of Olympus, certain shareholders of ACC, Olympus and various Telesat Entities ("Telesat"), wholly-owned subsidiaries of FP&L Group, Inc., entered into an investment agreement whereby Telesat contributed to Olympus substantially all of the assets associated with certain cable television systems, serving approximately 50,000 subscribers in southern Florida, in exchange for general and limited partner interests and newly issued preferred limited partner interests in Olympus (see Note 12).


The following unaudited pro forma consolidated statement of operations has been prepared assuming that the sale of the Northeast cable system had occurred on January 1, 1994. The effects of the sale of Northeast on the consolidated balance sheet are included in the accompanying consolidated balance sheet as of December 31, 1994. The pro forma data are not necessarily indicative of the results that actually would have occurred if Northeast had been sold on January 1, 1994, or what may be achieved in the future.




















               OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollars in thousands)

1. The Partnership and Basis of Presentation, continued:

              PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                       Year Ended December 31, 1994
                          (Dollars in thousands)
                                (UNAUDITED)

       As      Pro Forma       Pro Forma
    Reported  Adjustments     (Unaudited)

Revenues................................. $ 94,458  $    (5,831)(a) $    88,627

Operating expenses:
  Direct operating and programming.......   22,369       (1,729)(a)      20,640
  Selling, general and administrative....   18,708         (372)(a)      18,336
  Depreciation and amortization..........   36,703       (2,393)(a)      34,310
  Management fees to Managing Affiliate..    6,302         (284)(a)       6,018

          Total..........................           84,082       (4,778)         79,304

Operating income.........................           10,376       (1,053)          9,323

Interest expense.........................          (32,262)       1,386 (a)     (30,876)
Other income.............................              585           --             585

Loss before income tax benefit...........          (21,301)         333         (20,968)
Income tax benefit.......................              276           23 (a)         299

          Net loss.......................          (21,025)         356         (20,669)

Priority return on redeemable preferred
 limited partner interests...............          (61,923)          --         (61,923)

Net loss allocated to redeemable limited
 partners................................            5,000           --           5,000
Accretion requirements of redeemable
 limited partners........................           (5,885)          --          (5,885)

Net loss of general partner
 after priority return and
 accretion requirements..................         $(83,833) $       356     $   (83,477)

Net loss per general partner
 unit after priority return and
 accretion requirements..................         $ (8,383) $        36     $    (8,348)




(a) Pro forma adjustments reflect the elimination of the operations of the Northeast cable systems for the six months ended June 30, 1994.








               OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollars in thousands)
                                (Continued)

2. Summary of Significant Accounting Policies:

Subscriber Receivables

Subscriber revenues are recorded in the month the service is provided.

An allowance for doubtful accounts of $2,598 and $1,660 is recorded as a reduction of subscriber receivables at December 31, 1993 and 1994, respectively.

Programming Expense

Prior to July 1, 1992, ACC charged programming expense to affiliates (including Olympus) based on the number of subscribers to each programming service in the affiliate. Effective July 1, 1992, programming expense charged by ACC to affiliates is based on cost reductions under programming contracts from incremental subscribers, as well as the number of subscribers. The effect of this change was to decrease programming expense by $814 and $2,888 and $3,250 for the years ended December 31, 1992, 1993 and 1994, respectively.

Property, Plant and Equipment

Property, plant and equipment are comprised of the following:
                                                         December 31,
                                                        1993      1994

     Operating plant and equipment................... $197,604  $201,921
     Real estate and improvements.....................   4,158     3,690
     Support equipment................................   3,440     3,513
     Construction in progress.........................  15,258    14,302
                                                       220,460   223,426
     Accumulated depreciation......................... (56,771)  (69,128)
                                                      $163,689  $154,298

Depreciation is computed on the straight-line method using estimated useful lives of 5 to 12 years for operating plant and equipment and 3 to 20 years for support equipment and buildings. Additions to property, plant and equipment are recorded at cost which includes amounts for material, applicable labor, and interest. Olympus capitalized interest amounting to $436 and $391 for 1993 and 1994, respectively.

Intangible Assets

Intangible assets, net of accumulated amortization, are comprised of the following:

                                                          December 31,
                                                         1993      1994

     Purchased franchises..............................$248,647  $206,441
     Goodwill..........................................   4,568     4,429
     Non-compete agreements............................. 20,211        33
     Purchased subscriber lists........................      63        25
                                                       $273,489  $210,928

A portion of the aggregate purchase price of cable television systems acquired has been allocated to purchased franchises, purchased subscriber lists, non-compete agreements and goodwill. Purchased franchises and goodwill are amortized on the straight-line method over periods, which range from 34 to 40 years. Purchased subscriber lists are amortized on the straight-line method over the average periods

               OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollars in thousands)
                                (Continued)


2. Summary of Significant Accounting Policies, continued:

Intangible Assets, continued

that the listed subscribers are expected to receive service from the date of acquisition, which is 7 years. The non-compete agreements are amortized over their contractual lives, which range from 2 to 5 years. Accumulated amortization of intangible assets amounted to $81,668 and $76,642 at December 31, 1993 and 1994, respectively.

Amortization of Other Assets

Deferred debt financing costs are amortized over the term of the related debt. The unamortized amount included in prepaid expenses and other assets was $2,426 and $1,457 at December 31, 1993 and 1994, respectively.

Asset Impairments

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." In accordance with SFAS No. 121, Olympus periodically reviews the carrying value of its long-lived assets, identifiable intangibles and goodwill in relation to historical financial results, current business conditions and trends (including the impact of existing legislation and regulation) to identify potential situations in which the carrying value of assets may not be recoverable. If a review indicates that the carrying value of such assets may not be recoverable, the carrying value of such assets in excess of their fair value would be recorded as a reduction of the assets cost as if a permanent impairment has occurred. The adoption of SFAS No. 121 did not materially affect the financial statements of Olympus.

Net Loss Per General Partner Unit After Priority Return and Accretion
Requirements

Net loss per general partner unit after priority return and accretion requirements is based upon the weighted average number of general partner units outstanding of 10.0 for 1993 and 1994.

Cash and Cash Equivalents

Olympus considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

3. Business Interruption and Property Damage Related to Hurricane:

On August 24, 1992, service in Olympus' South Dade system was interrupted by Hurricane Andrew. The hurricane damaged property with a net book value of approximately $6,265. Olympus maintained insurance for property loss and for business interruption and transmission lines. Olympus received total net proceeds from the insurance carriers of which $20,225 and $4,305 were received in the years ended December 31, 1992 and 1993, respectively. There were no net proceeds received in 1994. Of the total insurance proceeds received, $7,146, $9,547, and $1,037 were allocated to business interruption in 1992, 1993 and 1994, respectively. Allocation of the business interruption proceeds between years was based upon estimated revenues lost as a result of the hurricane.



               OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollars in thousands)
                                (Continued)

4. Debt:

Notes Payable to Banks

Notes payable to banks of Olympus' subsidiaries are comprised of the following:

                                                                  December 31,
                                                                 1993      1994
     Revolving credit agreement with banks, converted into
      term notes with quarterly principal installments
      increasing from 1% to 5.25% due March 31, 1993 through
      1999 -- Adelphia Cable Partners, L.P. ("ACP")...........  $323,900  $314,010
     $45,000 revolving credit agreement with banks
      convertible into term notes with the first quarterly
      installment of 2% due September 30, 1993 and due through
      1999 -- Northeast Cable, Inc............................    44,100        --
                                                                $368,000  $314,010


Notes payable to banks are comprised of borrowings under a $350,000 credit agreement between ACP and several banks, which was refinanced on May 12, 1995 as discussed below. The ACP revolving credit agreement converted to a term note on December 30, 1992. Simultaneous with the conversion, ACP prepaid $25,000 of principal through March 31, 1994. Additional quarterly installments will be due through December 31, 1999. Borrowings under the ACP credit arrangement are collateralized by a pledge of the stock or partnership interests of the subsidiaries. The agreement stipulates, among other things, limitations on additional borrowings, investments, transactions with affiliates, payment of dividends, distributions and fees, and requires the maintenance of certain financial ratios. The indebtedness under these agreements is non-recourse to Olympus and ACC.

Interest rates charged for the ACP bank debt are based upon one or more of the following options: prime rate plus 0% to 1.50%, certificate of deposit rate plus
 .88% to 2.63%, or Eurodollar rate plus .75% to 2.50%. The weighted average interest rate on notes payable of ACP to the banks, including the effect of interest rate hedging arrangements, was 8.90% at December 31, 1994.
Interest on outstanding borrowings is generally payable on a quarterly basis.

As a result of the sale of 85% of the common stock of Northeast on June 30, 1994 (see Note 1), the $44,100 of notes payable to banks of Northeast is no longer an obligation of Olympus.

Olympus has entered into interest rate swap agreements with banks and ACC to reduce the impact of changes in interest rates on its floating rate bank debt and its redeemable preferred limited partner interests. At December 31, 1994, Olympus had an aggregate notional principal amount of $255,000 outstanding under such agreements, which expire from 1995 through 2000. These agreements provide for a weighted average rate of 8.90%, at December 31, 1994. Olympus is exposed to credit loss in the event of nonperformance by the bank and ACC. Olympus does not expect any such nonperformance. Net settlement amounts under these swap agreements are recorded as adjustments to interest expense during the period incurred.

Prior to March 31, 1992, Olympus, ACC and an affiliated partnership consummated a series of transactions which resulted in the repayment of amounts owed to Olympus by the affiliate, the release of the affiliate from the guarantee and the cancellation of the rights of the affiliate and ACC to contribute assets to Olympus in return for PLP Interest and the related return thereon, through an amendment to the Olympus partnership agreement. As a condition of the release of the affiliate's guarantee, ACP repaid $24,000 of its bank debt through funds provided by Olympus.


               OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollars in thousands)
                                (Continued)

4. Debt, continued:

Notes Payable to Banks, continued

Olympus obtained these funds through the repayment of the term note plus interest from the affiliate and advances from affiliates of ACC. In connection with the amendment, as of March 31, 1992, Olympus reversed $5,674 of the net priority return amounts previously accrued under the guarantee arrangement.

Refinancing

On May 12, 1995, ACP and an affiliate, West Boca Acquisition, L.P. (collectively, the "Borrowers") entered into a $475,000 revolving credit facility with several banks, maturing December 31, 2003. Interest rates charged are based upon one or more of the following options: prime rate plus 0% to .75%, the Federal Funds rate plus .5% to 1.25%, or Eurodollar rate plus .625% to 1.75%.

Initial borrowings under the revolving credit facility were used to repay the Borrowers' existing notes payable to banks and accrued interest.

Borrowings under this credit arrangement are collateralized by substantially all of the assets of the Borrowers. The agreement limits, among other things, additional borrowings, investments, transactions with affiliates, payment of distributions and fees, and requires the maintenance of certain financial ratios by the Borrowers. The agreement also provides that advances and contributions from affiliates may be returned to the affiliate to the extent contributed or advanced from the closing date of the loan.

The amount of actual borrowings available under the facility is based upon achieving certain levels of operating performance. The Borrowers will pay commitment fees at the annual rate of .375% on unused principal. The credit facility provides for mandatory reductions in the revolving loan commitment, in increasing quarterly amounts, commencing June 30, 1997 through December 31, 2003. On the dates of such mandatory commitment reductions, the Borrowers are obligated to repay outstanding loans in excess of the remaining total commitment.

The following table sets forth the maximum principal outstanding under this revolving credit agreement at December 31 of each of the next five years:

               December 31, 1995             $475,000
               December 31, 1996              475,000
               December 31, 1997              446,500
               December 31, 1998              394,250
               December 31, 1999              337,250

Other Debt

Other debt, with interest at 9.0% to 11.3%, consists of purchase money indebtedness and capital leases incurred in connection with the acquisition of, and are collateralized by, certain equipment.

5. 16.5% Redeemable PLP Interests and Special Limited Partner Interests:

The PLP Interests issued to ACC are nonvoting, senior to claims represented by other partner interests, provide for a priority return of 16.5% per annum (payable quarterly), and are to be repaid by 2004. In the event that any priority return is not paid when due, such unpaid amounts will accrue additional return at a rate of 18.5% per annum. The unpaid priority return amounted to $95,930 and $135,553 at

               OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollars in thousands)
                                (Continued)

5. 16.5% Redeemable PLP Interests and Special Limited Partner Interests, continued:


December 31, 1993 and 1994, respectively. As a result of the February 28, 1995 investment agreement among ACC, Olympus and Telesat (see Notes 1 and
12), the unpaid priority return was eliminated.

The following summarizes the PLP Interests of ACC during the three years ended December 31, 1994:

      Balance, December 31, 1992........................................$269,601

      Conversion of general partnership interests to preferred limited
       partnership interests............................................   6,500

      Balance, December 31, 1993 and 1994...............................$276,101


Special limited partner interests were issued to ACC in connection with the issuance of PLP Interests and general partner interests, without any contribution of assets by ACC. These interests provide for special allocations of Olympus' income (see Note 6).

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

The holders (Gans) of redeemable limited partner units can, at various dates through January 1996, require Olympus to redeem all of its units at the fair market value of the units on the exercise date. In the event that Olympus does not

               OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollars in thousands)
                                (Continued)

6. Redeemable Limited Partner Interests and General Partner's Equity
(Deficiency),
   continued:

make the required purchase or if such purchase would cause Olympus, ACC or any affiliate of ACC to be in default of the provisions of their respective loan agreements, then Olympus may sell the assets and liquidate the partnership. At various dates through January 1996, ACC may purchase the limited partner units at their fair market value at the exercise date.

For financial reporting purposes, the $9,900 redemption price on the $6,500 in limited partner units was being accreted using the interest method. Such accretion was charged proportionately to the remaining limited and general partners' capital accounts. The carrying value of the limited partner units were adjusted as the fair market value of the units changed. The difference between the carrying value and the fair market value was accreted ratably through January 1993 as a charge to the general partners' capital account.

As a result of the Liquidation Agreement entered into on February 28, 1995 between Gans and Olympus, Gans exchanged their redeemable limited partnership interest in Olympus for 15% of the common stock of Northeast (see Notes 1 and 12).

The following summarizes activity related to the redeemable limited partners for the three years ended December 31, 1994:

Balance, December 31, 1991........................................$ 14,900

     Net loss allocated to redeemable limited partners.............  (8,309)
     Accretion requirements to redeemable limited partners.........  12,924

Balance, December 31, 1992.........................................  19,515

     Redemption of limited partnership interests on January 3, 1993. (9,795)
     Net loss allocated to redeemable limited partners.............. (9,720)
     Accretion requirements to redeemable limited partners.........  5,000

Balance, December 31, 1993........................................   5,000

     Net loss allocated to redeemable limited partners............  (5,000)
     Accretion requirements to redeemable limited partners........   5,885

Balance, December 31, 1994........................................$  5,885

7. Commitments and Contingencies:

Olympus rents office space, tower sites, and space on utility poles under leases with terms which are generally less than one year or under agreements that are generally cancelable on short notice. Total rental expense under all operating leases aggregated $1,008, $1,148 and $1,036 for 1992, 1993 and 1994, respectively.

In connection with certain obligations under existing franchise agreements, Olympus obtains surety bonds guaranteeing performance to municipalities and public utilities. Payment is required only in the event of nonperformance. Olympus has fulfilled all of its obligations such that no payments under surety bonds have been required.

As of July 1, 1993, Olympus adopted a program to self insure for casualty and business interruption insurance. This program is part of an aggregate agreement

               OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollars in thousands)
                                (Continued)

7. Commitments and Contingencies, continued:

between Olympus and its subsidiaries in which Olympus will provide insurance for casualty and business interruption claims of up to $10,000 and $20,000 per claim, respectively, for each subsidiary. These risks were previously insured by outside parties with nominal deductible amounts.

Olympus' cable television operations may be adversely affected by changes and developments in governmental regulation, competitive forces and technology. The cable television industry and Olympus are subject to extensive regulation at the federal, state and local levels. Many aspects of such regulation are currently the subject of judicial proceedings and administrative or legislative proceedings or proposals. On October 5, 1992, Congress passed the 1992 Cable Act, which significantly expands the scope of regulation of certain subscriber rates and a number of other matters in the cable industry, such as mandatory carriage of local broadcast stations and retransmission consent, and which will increase the administrative costs of complying with such regulations. The FCC has adopted rate regulations that establish, on a system-by-system basis, maximum allowable rates for (i) basic and cable programming services (other than programming offered on a per-channel or per-program basis), based upon a benchmark methodology, and
(ii) associated equipment and installation services based upon cost plus a reasonable profit. Under the FCC rules, franchising authorities are authorized to regulate rates for basic services and associated equipment and installation services, and the FCC will regulate rates for regulated cable programming services in response to complaints filed with the agency. The original rate regulations became effective on September 1, 1993. Amendments to the rate regulations became effective May 15, 1994. Further amendments were adopted on November 10, 1994. The FCC ordered an interim rate freeze effective April 5, 1993 which was extended through May 15, 1994.

The FCC had adopted regulations implementing virtually all of the requirements of the 1992 Cable Act. The FCC is also likely to continue to modify, clarify or refine the rate regulations. In addition, litigation has been instituted challenging various portions of the 1992 Cable Act and the rulemaking proceedings including the rate regulations. Olympus cannot predict the effect or outcome of the future rulemaking proceedings, changes to the rate regulations, or litigation. Further, because the FCC has only issued its interim rules and has not adopted final cost-of-service rules, Olympus has not determined to what extent it will be able to utilize cost-of-service showings to justify rates.

Effective September 1, 1993, as a result of the 1992 Cable Act, Olympus repackaged certain existing cable services by adjusting rates for basic service and introducing a new method of offering certain cable services. Olympus adjusted the basic service rates and related equipment and installation rates in all of its systems in order for such rates to be in compliance with the applicable benchmark or equipment and installation cost levels. The amended rules may require further adjustments to Olympus' rates. Olympus also implemented a program in all of its systems called "CableSelect" under which most of Olympus' satellite-delivered programming services are now offered individually on a per channel basis, or as a group at a price of approximately 15% to 20% below the sum of the per channel prices of all such services. For subscribers who elect to customize their channel lineup, Olympus will provide, for a monthly rental fee, an electronic device located on the cable line outside the home, enabling a subscriber's television to receive only those channels selected by the subscriber. These basic service rate adjustments and the CableSelect program have also been implemented in all systems managed by Olympus. Olympus believes CableSelect provides increased programming choices to its subscribers while providing flexibility to Olympus to respond to future changes in areas such as customer demand and programming.


               OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollars in thousands)
                                (Continued)

7. Commitments and Contingencies, continued:

On November 10, 1994 the FCC ruled that, prospectively, any "a la carte" package will be treated as a regulated tier, except for packages involving premium services. Olympus is currently unable to predict the effect that the amended regulations, future FCC treatment of "a la carte" packages or other future FCC rulemaking proceedings will have on its business and results of operations in future periods. No assurance can be given at this time that such matters will not have a material negative financial impact on Olympus' business and results of operations in the future. Also, no assurance can be given as to what other future actions Congress, the FCC or other regulatory authorities may take or the effects thereof on Olympus.

A letter of inquiry, one of at least 63 sent by the FCC to numerous cable operators, was received by Olympus regarding the implementation of this new method of offering services. Olympus responded in writing to the FCC's inquiry. On November 18, 1994, the Cable Services Bureau of the FCC issued a decision holding that the "CableSelect" program was an evasion of the rate regulations and ordered this package to be treated as a regulated tier.
This decision, and all other letters of inquiry decisions, were principally decided on the number of programming services moved from regulated tiers to "a la carte" packages. Olympus has appealed this decision to the full Commission. Olympus cannot predict the outcome or effect of this proceeding.

8. Employee Benefit Plans:

Olympus participates in an ACC savings plan (401(k)) which provides that eligible full-time employees may contribute from 2% to 20% of their pre-tax compensation. Olympus matches contributions not exceeding 1.5% of each participant's pre-tax compensation. During 1992, 1993 and 1994, no significant matching contributions were made by Olympus.

9. Taxes on Income:

Wholly-owned subsidiaries of Olympus are corporations that file separate federal and state income tax returns. At December 31, 1994, these subsidiaries had net operating loss carryforwards for federal income tax purposes of approximately $172,600 expiring through 2009.

Olympus adopted SFAS No. 109, "Accounting for Income Taxes," effective January 1, 1993. This Statement supersedes Accounting Principles Board Opinion No. 11, "Accounting for Income Taxes," which Olympus had followed previously and under which Olympus recorded no deferred tax liability. The cumulative effect of adopting SFAS No. 109 at January 1, 1993 was to increase the net loss by $59,500 for the year ended December 31, 1993. As a result of applying SFAS No. 109, $47,130 of previously unrecorded deferred tax assets generated from previous operating loss carryforwards incurred by Olympus and $86,000 in deferred tax liabilities from differences between the book and tax basis of property were recognized at January 1, 1993 as part of the cumulative effect of adopting the Statement. Under prior accounting, a portion of these benefits would have been recognized as a reduction of income tax expense from continuing operations in the year ended December 31, 1993.

Deferred income taxes reflect the net tax effects of: (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The tax effects of significant items comprising Olympus' net deferred tax liability as of December 31, 1993 and 1994 are as follows:



               OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollars in thousands)
                                (Continued)

9. Taxes on Income, continued:

                                                                    December 31,
                                                                   1993      1994
    Deferred tax liabilities:
       Differences between book and tax basis of property
       plant and equipment and intangible assets.............    $106,309  $ 89,738

     Deferred tax assets:
       Operating loss carryforwards..........................      58,034    66,598
       Other.................................................         380       358
       Valuation allowance...................................     (11,605)  (16,919)

          Subtotal...........................................      46,809    50,037

     Net deferred tax liability..............................    $ 59,500  $ 39,701


The net change in the valuation allowance in 1994 was an increase of $5,314.

The provision for income taxes for years ended December 31, 1992, 1993 and 1994 is as follows:

       Year Ended December 31,
      1992      1993      1994

Federal:
  Current.........................................          $     --  $     --  $     --
  Deferred........................................                --        --       234

State:
  Current.........................................                --        --        --
  Deferred........................................                --        --        42
                                                            $     --  $     --  $    276


Reconciliations between the statutory federal income tax rate and Olympus' effective income tax rate as a percentage of loss before income tax benefit and cumulative effect of change in accounting principle are as follows:

                                                               Year Ended
                                                               December 31,

                                                             1993      1994

Statutory federal income tax
(benefit)  rate.........................................    (35%)     (35%)
Change in valuation allowance...........................     16%       25%
Operating losses passed through to partners.............     19%        9%
Effective income tax benefit rate.......................      0%        1%

10. Disclosures about Fair Value of Financial Instruments:

Included in Olympus' financial instrument portfolio are cash, notes payable, interest rate swaps, and redeemable limited partner interests (including redeemable preferred limited partner interests and the accrued priority return thereon). The carrying values of the notes payable and redeemable limited partnership interests approximate their fair values at December 31, 1994. At December 31, 1994, Olympus would have been required to pay approximately $3,455 to settle its interest rate swap agreements, representing the excess of carrying cost over fair value of these agreements. The fair values of the debt and interest rate swaps were based upon quoted market prices of similar instruments or on rates available to Olympus for instruments of the same remaining maturities.

               OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollars in thousands)
                                (Continued)

10. Disclosures about Fair Value of Financial Instruments, continued:

The aggregate of the redeemable limited partner and the redeemable preferred limited partner interests (collectively the "Aggregate Redeemable Partner Interests") had carrying values totalling $417,539 at December 31, 1994.
The Aggregate Redeemable Partner Interests had an estimated fair value ranging from $250,000 to $350,000 at December 31, 1994. The fair value of the Aggregate Redeemable Partner Interests was based upon an investment bank market research report, computed using multiples of estimated cash flows. Considerable judgment is necessary to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that a holder could realize in a current market exchange.
The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

11. Transactions with Related Parties:

Olympus has an agreement with a subsidiary of ACC (Managing Affiliate) which provides for payment of management fees by Olympus equal to 5% of Olympus' gross revenues. The amount and payment of these fees is subject to the restrictions contained in the credit agreements. Olympus also reimburses ACC for direct operating costs, which amounted to $1,245, $600 and $1,477 for 1992, 1993 and 1994, respectively. In 1992 Olympus assigned to ACC $750 of insurance proceeds for assistance provided with respect to the hurricane and the resulting insurance claims (see Note 3).

At December 31, 1991, Olympus held a 16.5% term note from an affiliated partnership of certain executive officers of ACC in the amount of $10,157. This note was repaid on March 27, 1992. Interest income from this affiliated partnership on the term note and other receivables amounted to $597 for 1992, which is included in revenues.

Olympus has periodically received funds from and advanced funds to ACC and other affiliates. Olympus was charged $4,497, $4,955 and $9,373 of interest on such net payables for 1992, 1993 and 1994, respectively.

Net settlement amounts under interest rate swap agreements with ACC are recorded as adjustments to interest expense during the period incurred. The effect of the interest rate swaps was to increase interest expense by $1,434 and $651 in 1992 and 1993, respectively.

Olympus entered into an agreement with an affiliated partnership to provide for the payment of management fees to Olympus equal to 5% of the affiliated partnership's revenues. Such fees amounted to $397 and $1,356 for 1993 and 1994, respectively, which are included in revenues.

On March 31, 1994, Olympus sold to ACC, rights to provide alternate access in its franchised areas and an investment in an unaffiliated partnership for a purchase price of $15,500. The sale resulted in the reduction of a payable to ACC of $15,500. Due to the common control of these entities, the excess of the sale price over Olympus' carrying value has been credited directly in general partner's equity (deficiency).

On June 30, 1994, Olympus sold to ACC 85% of the common stock of Northeast Cable, Inc., a wholly-owned subsidiary, for a selling price of $31,875. Northeast owned cable television systems serving approximately 36,500 subscribers in eastern Pennsylvania. ACC paid $16,000 in cash and the remainder resulted in a decrease of ACC's existing receivable from Olympus. Due to the common control of these entities, the excess of the sale price over Olympus' carrying value has been credited directly in general partner's equity (deficiency).

               OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollars in thousands)
                                (Continued)

11. Transactions with Related Parties, continued:

During 1994, Olympus entered into an agreement with an affiliate to provide the affiliate with alternate access rights to certain cable systems. Revenue generated from this agreement amounted to $162 for the year ended December 31, 1994.

12.  Subsequent Events:

On February 28, 1995, Olympus entered into both the Gans Liquidation Agreement and the Telesat Investment Agreement (see Note 1). As a result of the Gans Liquidation Agreement, Gans agreed to exchange their redeemable limited partnership interests in Olympus for 15% of the common stock of Northeast.

As a result of the Telesat Investment Agreement, Telesat contributed certain Florida cable systems serving approximately 50,000 subscribers. In exchange, Telesat received general and limited partner interests and $112,500 of 16.5% preferred limited partner interests and loaned Olympus $20,000.

Prior to the Telesat Investment Agreement, Olympus had obligations to ACC for intercompany advances, preferred limited partner ("PLP") interests, and priority return on PLP interests. In conjunction with the Telesat Investment Agreement, ACC contributed a portion of the intercompany advances, a portion of the existing PLP interests and all of the existing accrued priority return on the PLP interests, to capital contributions.

On April 3, 1995, Olympus purchased all of the cable and security systems of WB Cable Associates, Ltd., ("WB Cable") serving approximately 44,000 subscribers for a purchase price of $82,000. WB Cable provides cable service from one headend and security monitoring services from one location in West Boca Raton, Florida. Of the purchase price, $77,000 was paid in cash and $5,000 was paid in ACC Class A Common Stock. The acquisition, which will be accounted for under the purchase method of accounting, was financed principally through additional borrowings under the ACP credit agreement (see Note 4).

On June 8, 1995, Olympus entered into a definitive agreement for the purchase of all the southeast Florida cable and electronic security monitoring systems of the Leadership Cable division of Fairbanks Communications, Inc. ("Leadership Cable") serving approximately 50,000 subscribers for a purchase price of approximately $94 million. Leadership Cable provides cable service and security monitoring services in and around West Palm Beach, Florida. The acquisition, which will be accounted for under the purchase method of accounting, is expected to close in the fourth quarter of 1995.

The following unaudited pro forma balance sheet, assumes that all transactions except Leadership Cable, which has not closed, had occurred on December 31, 1994. The unaudited pro forma statement of operations has been prepared assuming that the purchase of the Telesat and WB Cable systems and the sale of Northeast (see Note 1) had occurred on January 1, 1994. The pro forma data are not necessarily indicative of the results that actually would have occurred if the purchase of Telesat and WB Cable occurred on January 1, 1994 or what may be achieved in the future.

                              PRO FORMA BALANCE SHEET
                                 DECEMBER 31, 1994
                              (Dollars in thousands)
                                    (UNAUDITED)


                                                   Gans      Telesat          ACC        WB Cable
                                        As       Pro Forma   Pro Forma      Pro Forma     Pro Forma
                                     Reported  Adjustments  Adjustments   Adjustments   Adjustments   Pro Forma
ASSETS:


Cable television systems, at cost,
 net of accumulated depreciation
  and amortization:
Property, plant and
 equipment - net...................  $ 154,298 $      --    $  30,527 (b)  $      --     $  31,178 (j) $ 216,003
Intangible assets - net............    210,928        --        1,444 (b)         --        42,065 (j)   254,437

          Total....................    365,226        --       31,971             --        73,243       470,440

Cash and cash equivalents..........        425        --       20,000 (c)         --         9,944 (j)    30,369
Subscriber receivables - net.......      5,419        --        1,482 (b)         --           431 (j)     7,332
Prepaid expenses and other
 assets - net......................      3,784        --          761 (b)         --           687 (j)     5,232
Investment in Northeast ...........      1,131     (1,131)(a)      --             --            --            --

          Total....................  $ 375,985  $  (1,131)  $  54,214      $       0     $  84,305     $ 513,373

LIABILITIES AND PARTNERS' EQUITY:

Notes payable to banks.............  $ 314,010  $      --   $      --      $      --     $  82,000 (j) $ 396,010
Accounts payable...................      9,984         --         307 (b)         --           355 (j)    10,646
Subscriber advance payments and
 deposits..........................      2,717         --        1,277 (b)         --           433 (j)    4,427
Accrued interest and other
 liabilities.......................     10,278         --          477 (b)         --         1,517 (j)   12,272
Accrued priority return on
 redeemable preferred limited
  partner interests................    135,553         --          --       (135,553)(f)         --           --
Due to affiliates - net............     75,861         --       20,000 (c)   (35,861)(g)         --       60,000
Deferred income taxes..............     39,701         --           --            --             --       39,701

          Total....................   588,104          --       22,061      (171,414)        84,305      523,056

16.5% redeemable preferred limited
 partner interests.................   276,101          --      112,500 (d)   (51,101)(h)         --      337,500
Redeemable limited partner
 interests.........................     5,885      (5,885)(a)       --            --             --           --
General partners' equity
 (deficiency)......................  (494,105)      4,754 (a)   (80,347)(e)  222,515 (i)        --      (347,183)

          Total.................... $ 375,985   $  (1,131)    $  54,214    $       0     $  84,305     $ 513,373


(a) Exchange of the Gans redeemable limited partner interests for Olympus' investment in Northeast.

(b) Historical cost basis of the assets of the cable systems contributed by Telesat.

(c) Loan made by Telesat to Olympus. Under certain circumstances all or a portion of this loan will be converted to equity.

(d)    Telesat's 16.5% redeemable preferred limited partner interest.

(e) Net assets of Telesat at acquisition date of $32,153 offset by the equity allocated to the 16.5% redeemable limited partner interests.

(f)    Conversion of the accrued priority return to general partner's equity.

(g) Conversion of a portion of the affiliate payables to general partner's equity.

(h) Conversion of a portion of the preferred limited partner units to general partner's equity.

(i)    Total effect of the items described in (f), (g), and (h).

(j)    Acquisition of the assets of WB Cable Associates, Ltd.





                     PRO FORMA STATEMENT OF OPERATIONS
                       YEAR ENDED DECEMBER 31, 1994
                          (Dollars in thousands)
                                (UNAUDITED)




                                                  Pro Forma    Pro Forma
                                                 (See Note 1)  Adjustments   Proforma

Revenues.................................        $ 88,627      $ 28,774 (a) $117,401

Operating expenses:
 Direct operating and programming........          20,640        13,372 (a)   34,012
 Selling, general and administrative.....          18,336         5,019 (a)   23,355
 Depreciation and amortization...........          34,310         8,800 (a)   43,110
 Management fees to Managing
  Affiliate..............................           6,018           300 (a)    6,318

          Total..........................          79,304        27,491      106,795

Operating income.........................           9,323         1,283       10,606

Interest expense.........................         (30,876)       (7,298)(a)  (38,174)
Other income.............................             585            30 (a)      615

Loss before income tax benefit...........         (20,968)       (5,985)     (26,953)
Income tax benefit.......................             299          (103)(a)      196

          Net loss ......................         (20,669)       (6,088)     (26,757)
Priority return on redeemable
 preferred limited partner interests.....         (61,923)        6,235 (b)  (55,688)
Net loss allocated to redeemable
 limited partners........................           5,000        (5,000)(c)       --
Accretion requirements of redeemable
 limited partners........................          (5,885)        5,885 (d)       --

          Net (loss) income of general
           partner after priority return
           and accretion requirements....        $(83,477)     $  1,032     $(82,445)

          Net (loss) income per general
           partner unit after priority
           return and accretion
           requirements..................        $ (8,348)     $    103     $ (8,245)




(a) Reflects the operations for Telesat and WB Cable for the year ended December 31, 1994.

(b) Represents the difference between the priority return calculated under the previous equity structure and the 16.5% return on the pro forma $337,500 in redeemable preferred limited partner interests.

(c) Elimination of the net loss allocated to Gans.

(d) Elimination of the accretion requirements of Gans.







ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL           DISCLOSURE

Not applicable.
                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth above in Part I under the caption "Executive Officers of the Registrant" is incorporated herein by reference. The other information required by this item is incorporated herein by reference to the information set forth under the caption "Election of Directors - Description of Board of Directors"; the information set forth under the caption "Election of Directors - Nominee for Election by Holders of Class A Common Stock"; the information set forth under the caption "Election of Directors -
 Nominees for Election by Holders of Class A Common Stock and Class B Common Stock"; and the information under the caption "Certain Transactions -
 Certain Reports," in the Company's definitive proxy statement for the 1995 Annual Meeting of Stockholders filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or by reference to a filing amending this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference to the information set forth under the caption "Executive Compensation" in the Company's definitive proxy statement for the 1995 Annual Meeting of Stockholders filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or by reference to a filing amending this Annual Report on Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated herein by reference to the information set forth under the caption "Principal Stockholders" in the Company's definitive proxy statement for the 1995 Annual Meeting of Stockholders filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or by reference to a filing amending this Annual Report of Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated herein by reference to the information set forth under the caption "Certain
Transactions" in the Company's definitive proxy statement for the 1995 Annual Meeting of Stockholders filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or by reference to a filing amending this Annual Report on Form 10-K.




                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     Financial Statements, schedules and exhibits not listed have been omitted where the required information is included in the consolidated financial statements or notes thereto, or is not applicable or required.

(a)(1)A listing of the consolidated financial statements, notes and independent auditors' report required by Item 8 are listed on page 46 of this Annual Report on Form 10-K.

(2)Financial Statement Schedules:
   The following are included in this Report:
          Schedule I  -- Condensed Financial Information of the Registrant
          Schedule II -- Valuation and Qualifying Accounts

(3)Exhibits

Exhibit No.

                                 Reference3.01 Certificate of Incorporation
     of Adelphia Communications
          Corporation
Incorporated herein by reference is
     Exhibit 3.01 to Registration
     Statement No. 33-6974 on Form S-1.

3.02 Bylaws of Adelphia
     Communications Corporation, as
          amended
Incorporated herein by reference is
     Exhibit 3.02 to Registrant's Annual
     Report on Form 10-K for the fiscal
     year ended March 31, 1994.

4.01 First Supplemental Indenture,
     dated as of May 4, 1994, with
     respect to Registrant's 91/2%
     Senior Pay-In-Kind Notes Due
     2004

4.02 Indenture, dated as of
     February 22, 1994, with
     respect to Registrant's 91/2%
     Senior Pay-In-Kind Notes Due
     2004

4.03 Indenture, dated as of July
     28, 1993, with respect to
     Registrant's 101/4% Senior
     Notes Due 2000

4.04 Amended and Restated
     Indenture, dated as of May 11,
     1993, with respect to
     Registrant's 9-7/8% Senior
     Debentures Due 2005

Incorporated herein by reference is
Exhibit 4.01 to Registrant's Current
Report on Form 8-K dated May 5,
1994.


Incorporated herein by reference is
Exhibit 4.05 to Registration
Statement No. 33-52513 on Form S-4.



Incorporated herein by reference is
Exhibit 4.01 to Registrant's
Quarterly Report on Form 10-Q for
the quarter ended June 30, 1993.

Incorporated herein by reference is
Exhibit 4.01 to Registrant's Annual
Report on Form 10-K for the fiscal
year ended March 31, 1993.
4.05 Indenture, dated as of
     September 2, 1992, with
     respect to the Registrant's
     11-7/8% Senior Debentures Due
     2004

4.06 Indenture, dated as of May 7,
     1992, with respect to the
     Registrant's 12-1/2% Senior
          Notes Due 2002
Incorporated herein by reference is
     Exhibit 4.03 to Registration
     Statement No. 33-52630 on Form S-1.



Incorporated herein by reference is
Exhibit 4.03 to Registrant's Annual
Report on Form 10-K for the fiscal
year ended March 31, 1992.

10.01     Class B Common Stockholders
          Agreement


10.02     Joinder to Class B Common
                    Stockholders Agreement
Incorporated herein by reference is
          Exhibit 10.01 to Registration
          Statement No. 33-6974 on Form S-1.

Incorporated herein by reference is
Exhibit 10.02 to Registrant's Annual
Report on Form 10-K for the fiscal
year ended March 31, 1994.

10.03     Registration Rights Agreement
          and Amendment to Registration
                    Rights Agreement
Incorporated herein by reference are
          Exhibit 10.02 to Registration
          Statement No. 33-6974 on Form S-1
          and Exhibit 10.35 to Registration
                    Statement No. 33-25121 on Form S-1.
10.04     Management Agreement--Highland
                    Video Associates, L.P.
Incorporated herein by reference is
          Exhibit 10.06 to Registrant's Annual
          Report on Form 10-K for the fiscal
                    year ended March 31, 1990.
10.05     Management Agreement--
          Montgomery Cablevision
                    Associates, L.P.
Incorporated herein by reference is
          Exhibit 10.08 to Registration
                    Statement No. 33-6974 on Form S-1.
10.06     Management Agreement--Adelphia
          Cablevision Associates of
                    Radnor, L.P.
Incorporated herein by reference is
          Exhibit 10.09 to Registration
          Statement No. 33-6974 on Form S-1.

10.07     Form of Agreement Regarding
          Management Services for
          Olympus Communications, L.P.

Incorporated herein by reference is
Exhibit 10.06 to Registrant's Annual
Report on Form 10-K for the fiscal
year ended March 31, 1991.
10.08* Stock Option Plan of 1986, as
       amended
Incorporated herein by reference is
Exhibit 10.07 to Registration
Statement No. 33-46551 on Form S-1.
10.09* Restricted Stock Bonus Plan,
       as amended
Incorporated herein by reference is
Exhibit 10.08 to Registration
Statement No. 33-46551 on Form S-1.
10.10     Business Opportunity Agreement

Incorporated herein by reference is
Exhibit 10.13 to Registration
Statement No. 33-3674 on Form S-1.

10.11* Employment Agreement between
       the Company and John J. Rigas
Incorporated herein by reference is
Exhibit 10.14 to Registration
Statement No. 33-6974 on Form S-1.
10.12* Employment Agreement between
       the Company and Daniel R.
       Milliard
Incorporated herein by reference is
Exhibit 10.15 to Registration
Statement No. 33-6974 on Form S-1.
10.13* Employment Agreement between
       the Company and Timothy J.
       Rigas
Incorporated herein by reference is
Exhibit 10.16 to Registration
Statement No. 33-6974 on Form S-1.
10.14* Employment Agreement between
       the Company and Michael J.
       Rigas
Incorporated herein by reference is
Exhibit 10.17 to Registration
Statement No. 33-6974 on Form S-1.
10.15* Employment Agreement between
       the Company and James P.
       Rigas
Incorporated herein by reference is
Exhibit 10.18 to Registration
Statement No. 33-6974 on Form S-1.

10.16     Agreement Regarding Management
          Fees relating to the
          subsidiaries of Chauncey
          Communications Corporation

Incorporated herein by reference is
Exhibit 10.16 of Registrant's Annual
Report on Form 10-K for the fiscal
year ended March 31, 1991.
10.17     Loan Agreement among Chelsea
          Communications, Inc. and The
          Toronto-Dominion Bank Trust
          Company and NCNB Texas
          National Bank, as Agents, and
          the Banks named therein, dated
                    as of September 25, 1989
Incorporated herein by reference is
          Exhibit 10.01 of Registrant's
          Quarterly Report on Form 10-Q for
          the quarter ended September 30,
                    1989.

10.18     Agreement Regarding Management
          Fees relating to subsidiaries
          of Chelsea Communications,
                    Inc.
Incorporated herein by reference is
Exhibit 10.31 of Registrant's Annual
Report on Form 10-K for the fiscal
year ended March 31, 1990.
10.19     Form of Note Agreement, dated
          as of August 1, 1990, relating
          to the 10.66% Senior Secured
          Notes due August 1, 1998 of
          Chauncey Communications
                    Corporation
Incorporated herein by reference is
          Exhibit 10.01 of Registrant's
          Quarterly Report on Form 10-Q for
                    the quarter ended June 30, 1990.
10.20     Amendatory Agreement regarding
          Chauncey Communications
          Corporation 10.66% Senior
          Secured Note Agreement, dated
                    as of August 6, 1991
Incorporated herein by reference is
          Exhibit 10.02 of Registrant's
          Quarterly Report on Form 10-Q for
          the quarter ended September 30,
                    1991.
10.21     $50,000 Term Note and Pledge
          Agreement between Adelphia
          Communications Corporation as
          lender and Daniel R. Milliard,
                    dated October 1, 1988
Incorporated herein by reference is
          Exhibit 10.03 of Registrant's
          Quarterly Report on Form 10-Q for
          the quarter ended September 30,
                    1991.
10.22     $205,000 Revolving Term Note
          and Pledge Agreement among
          Adelphia Communications
          Corporation as lender,
          Daniel R. Milliard and David
                    Acker
Incorporated herein by reference is
          Exhibit 10.04 of Registrant's
          Quarterly Report on Form 10-Q for
          the quarter ended September 30,
                    1991.
10.23     First Amendment to Loan
          Agreement among Chelsea
          Communications, Inc. and The
          Toronto-Dominion Bank Trust
          Company and NCNB Texas
          National Bank, as Agents, and
          the Banks named therein, dated
                    as of August 10, 1992
Incorporated herein by reference is
          Exhibit 10.39 to Registration
                    Statement No. 33-52630 on Form S-1.


10.24Purchase Agreement relating to
101/4% Senior Notes Due 2000, Series
A and B, by and between Adelphia
Communications Corporation and the
Purchaser, dated July 20, 1993
Incorporated herein by reference is
Exhibit 10.01 to Registrant's
Quarterly Report on Form 10-Q for
the quarter ended June 30, 1993.

10.25     Registration Rights Agreement
          relating to 101/4% Senior
          Notes Due 2000, Series A and
          B, by and between Adelphia
          Communications Corporation and
          the Purchaser, dated July 28,
          1993

10.26     Agreement for the Purchase of
          Class A Common Stock by the
          Rigas family, dated January 7,
          1994

10.27     Underwriting Agreement between
          the Company and Salomon
          Brothers, Inc., dated January
          7, 1994

10.28     Registration Agreement between
          the Company and Salomon
          Brothers, Inc., dated January
          7, 1994

10.29     Second Amendment to Loan
          Agreement between Chelsea
          Communications, Inc. and The
          Toronto-Dominion Bank Trust
          Company and NationsBank of
          Texas, N.A, as Agents, dated
          December 31, 1993

10.30     Purchase Agreement relating to
          91/2% Senior Pay-In-Kind Notes
          Due 2004, Series A, by and
          between Adelphia
          Communications Corporation and
          the Purchaser, dated February
          14, 1994

10.31     Registration Rights Agreement
          relating to 91/2% Senior Pay-
          In-Kind Notes Due 2004, Series
          A, by and between Adelphia
          Communications Corporation and
          the Purchaser, dated February
     22, 1994.

10.32     Olympus Communications, L.P.
          Second Amended and Restated
          Limited Partnership Agreement,
          dated as of February 28, 1995.


10.33     Credit, Security and Guaranty
          Agreement among UCA Corp. and
          certain of its Affiliates and
          First Union National Bank of
          North Carolina as
          Administrative Agent, dated as
          of March 15, 1995.

10.34     Revolving Credit Facility
          among Adelphia Cable partners,
          L.P., Southwest Florida Cable,
          Inc., West Boca Acquisition
          Limited Partnership and
          Toronto-Dominion (Texas),
          Inc., as Administrative Agent,
          date May 12, 1995.

21.01     List of Subsidiaries of
          Adelphia Communications
                    Corporation
Incorporated herein by reference is
          Exhibit 10.02 to Registrant's
          Quarterly Report on Form 10-Q for
          the quarter ended June 30, 1993.




Incorporated herein by reference is
Exhibit 10.01 to Registrant's
Quarterly Report on Form 10-Q for
the quarter ended December 31, 1993.

Incorporated herein by reference is
Exhibit 10.01 to Registrant's
Current Report on Form 8-K dated
January 14, 1994.

Incorporated herein by reference is
Exhibit 10.02 to Registrant's
Current Report on Form 8-K dated
January 14, 1994.

Incorporated herein by reference is
Exhibit 10.03 to Registrant's
Current Report on Form 8-K dated
January 14, 1994.




Incorporated herein by reference is
Exhibit 10.01 to Registration
Statement No. 33-52513.





Incorporated herein by reference is
Exhibit 10.02 to Registration
Statement No. 33-52513.





Filed herewith.





Filed herewith.







Filed herewith.








Filed herewith.

23.01     Independent Auditors Consent

          27.01     Financial Data Schedule
Filed herewith

Filed herewith

The Registrant will furnish to the Commission upon request copies of instruments not filed herewith which authorize the issuance of long-term obligations of Registrant not in excess of 10% of the Registrant's total assets on a consolidated basis.

(b)The Registrant filed the following Reports on Form 8-K during the three
(3) months ended March 31, 1995.


Date of Report               Item Reported         Financial Statements
Filed

February 28, 1995             Items 5, 7                       None

(c)The Company hereby files as exhibits to this Form 10-K the exhibits set forth in Item 14(a)(3) hereof which are not incorporated by reference.

(d)The Company hereby files as financial statement schedules to this Form 10-K the financial statement schedules set forth in Item 14(a)(2) hereof.
_________________________
* Denotes management contracts and compensatory plans and arrangements required to be identified by Item 14(a)(3).











































                                                                  SCHEDULE
I
                                                                   Page 1 of
4


ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Condensed Information as to the
Financial Position of the Registrant
(Dollars in thousands)


                                                                  March 31,
                                                               1994        1995

ASSETS:

Investments in cable television subsidiaries.............$   50,126   $  218,708
Property and equipment - net.............................    21,297       27,540
Cash and cash equivalents................................        80           80
Other assets - net.......................................    21,582       68,692
Notes and receivables from cable television subsidiaries
 and related parties - net...............................   295,862       43,033
          Total..........................................$  388,947  $   358,053


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY):

Losses and distributions in excess of investments in
 and net advances to cable television subsidiaries.......  $237,006  $  275,044
Other debt...............................................     6,931       9,476
Unsecured notes payable to cable television
 subsidiaries............................................   128,382     128,382
12 1/2% Senior Notes due 2002............................   400,000     400,000
10 1/4% Senior Notes due 2000 (face amount ($110,000)....   108,765      99,011
11 7/8% Senior Debentures due 2004 (face amount $125,000)   124,442     124,470
9 7/8% Senior Debentures due 2005 (face amount $130,000).   127,882     127,994
9 1/2% Pay-In-Kind Notes due 2004........................   150,000     164,370
Accrued interest and other liabilities...................    23,603      40,881

          Total liabilities.............................. 1,307,011   1,369,628


Stockholders' equity (deficiency) (see consolidated
 financial statements for detail)........................  (918,064) (1,011,575)
          Total..........................................$  388,947 $  358,053




















See notes to condensed financial information of the Registrant.




SCHEDULE  I
                                                                     Page 2
of 4

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Condensed Information as to the
Operations of the Registrant
(Dollars in thousands)

                                                      Year Ended March 31,
                                                   1993       1994       1995

INCOME:

Income from subsidiaries and affiliates.........$  46,666  $  53,004  $  72,413

EXPENSES:

Operating expenses and fees to subsidiaries.....    1,811      2,710      1,044
Depreciation and amortization...................    2,321      3,610      5,179
Interest expense to subsidiaries and
 affiliates.....................................   25,813      5,893      4,371
Interest expense to others......................   68,759     88,724    103,367

Total...........................................   98,704    100,937    113,961

Loss before equity in loss of
 subsidiaries...................................  (52,038)   (47,933)   (41,548)

Equity in net loss of subsidiaries before
 cumulative effect.............................. ( 50,871)   (49,515)   (64,736)
Loss before extraordinary loss and cumulative
 effect of change in accounting principle....... (102,909)   (97,448)   (106,284)

Extraordinary loss on early retirement of debt..  (14,386)      (752)        --
Cumulative effect of change in accounting for
 income taxes...................................       --    (89,660)        --
Cumulative effect of Olympus change in
 accounting for income taxes....................  (59,500)        --         --

Net Loss........................................$(176,795) $(187,860) $(106,284)


























See notes to condensed financial information of the Registrant. SCHEDULE I Page 3 of 4

           ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      Condensed Information as to the
                       Cash Flows of the Registrant
                          (Dollars in thousands)



                                              Year Ended March 31,
                                           1993       1994       1995

Cash flows from operating activities:
 Net loss..................................  $(176,795) $(187,860) $(106,284)
 Adjustments to reconcile net loss to net cash
  provided by operating activities:
   Equity in loss of subsidiaries...............    50,871     49,515      64,736
   Cumulative effect of accounting change.......    59,500     89,660           --
    Extraordinary loss on debt retirement........   14,386        752          --
   Depreciation and amortization ...............     2,321      3,396       5,179
   Noncash interest expense.....................       164        363      14,756
   Redemption premium on debt retirement........   (10,000)        --          --
   Loss on disposal of property.................        --        214          --
Changes in operating assets and liabilities
    excluding the effects of business
    acquisitions:
     Other assets...............................   (18,335)    (6,877)    (52,096)
     Accrued interest and other liabilities.....    15,009      4,956      12,523


Net cash used for operating activities..........   (62,879)   (45,881)    (61,186)


Cash flows from investing activities:
 Investments in and advances to subsidiaries....  (135,921)   (72,642)    (53,087)
  Dividends received from subsidiaries...........   16,150         --          --
 Amounts advanced to related parties............   (93,477)  (182,900)    108,772
 Expenditures for property and equipment........    (2,184)   (11,772)       (447)


Net cash used for investing activities..........  (215,432)  (267,314)     55,238


Cash flows from financing activities:
 Proceeds from debt.............................   652,181    258,674       3,300
 Repayments of debt.............................  (251,692)  (101,450)    (12,213)
 (Advances to) repayments of amounts due from
  consolidated subsidiaries.....................  (143,823)        --          --
 Issuance of Class A Common Stock...............    21,725    155,963      14,861


Net cash provided by financing activities.......   278,391    313,187       5,948


Increase (decrease) in cash and cash
 equivalents....................................        80         <8>          --

Cash and cash equivalents, beginning of year....         8         88          80

Cash and cash equivalents, end of year..........  $     88  $      80  $       80


Supplemental disclosure of cash flow activity-
 Cash payments for interest.....................  $ 53,262  $  84,904  $  103,454








      See notes to condensed financial information of the Registrant.


SCHEDULE  I
                                                                      Page 4
of 4

           ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
        Notes to Condensed Financial Information of the Registrant
                          (Dollars in thousands)

1. Notes Payable to Subsidiaries:

Adelphia Communications Corporation ("ACC") has partially funded its acquisitions and capital needs through borrowings and advances from subsidiaries. ACC had issued to certain of its subsidiaries unsecured demand notes payable in the principal amount of $128,382 at March 31, 1994 and 1995. The notes, which have been eliminated in consolidation, provide for interest at rates ranging from 4.83% to 16.5%, are due upon demand five years after March 31, 1995, and provide that non-payment of principal or interest is not an event of default.


















































                                                                SCHEDULE II
           ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                     VALUATION AND QUALIFYING ACCOUNTS

                          (Dollars in thousands)



                                             Balance    Charged
                                               at       to Costs               Balance
                                            Beginning      and    Deductions-  at End
                                            of Period  Expenses   Write-Offs  of Period

Year Ended March 31, 1993

Allowance for Doubtful Accounts......    $   1,964  $   3,024  $    2,972  $   2,016


Year Ended March 31, 1994

Allowance for Doubtful Accounts......    $   2,016  $   3,975  $    2,388  $   3,603

Year Ended March 31, 1995

Allowance for Doubtful Accounts......    $   3,603  $   3,846  $    3,946  $   3,503




                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ADELPHIA COMMUNICATIONS CORPORATION


June 29, 1995                         By:     /s/ John J. Rigas
                                                John J. Rigas,
                                                Chairman, President and
                                                     Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

June 29, 1995                                /s/ John J. Rigas
                                                John J. Rigas,
                                                Director

June 29, 1995                                /s/ Timothy J. Rigas
                                                Timothy J. Rigas,
                                                Senior Vice President,
                                                Chief Financial Officer,
                                                Treasurer, Director and
                                                Chief Accounting Officer



June 29, 1995                                /s/ Michael J. Rigas
                                                Michael J. Rigas,
                                                Senior Vice President
                                                     and Director


June 29, 1995                                /s/ James P. Rigas
                                                James P. Rigas,
                                                Vice President and
                                                     Director

June 29, 1995                                 /s/ Daniel R. Milliard
                                                Daniel R. Milliard,
                                                Vice President, Secretary
                                                     and Director

June 29, 1995                                 /s/ Perry S. Patterson
                                                Perry S. Patterson,
                                                Director

June 29, 1995                                 /s/ Pete J. Metros
                                                Pete J. Metros,
                                                Director