Form 10-K/A
period 1995-03-31
ADELPHIA COMMUNICATIONS CORP
filed 1995-07-31
CIK 796486

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  FORM 10-K/A

                                Amendment No. 1


              Annual Report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                    for the fiscal year ended March 31, 1995

            Transition report pursuant to Section 13 or 15(d) of the
           Securities Exchange Act of 1934 for the transition period
                        from __________ to ___________.

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

                            Yes   x       No  _____
                                -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

Aggregate market value of outstanding Class A Common Stock $.01 par value, held by non-affiliates of the Registrant at June 26, 1995 was $76,870,845, based on the closing sale price as computed by the NASDAQ National Market System as of that date. For purposes of this calculation only, affiliates are deemed to be directors and executive officers of the Registrant.

Number of outstanding shares of Class A Common Stock, $.01 par value, at June 26, 1995 was 15,364,009.

Number of outstanding shares of Class B Common Stock, $.01 par value, at June 26, 1995 was 10,944,476.

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended March 31, 1995 as set forth in the pages attached hereto:

     Item 10 - Directors and Executive Officers of the Registrant

     Item 11 - Executive Compensation

     Item 12 - Security Ownership of Certain Beneficial Owners and Management

     Item 13 - Certain Relationships and Related Transactions


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


July 31, 1995                       ADELPHIA COMMUNICATIONS
                                    CORPORATION


                                    By:    /s/ Timothy J. Rigas
                                         ------------------------------
                                      Timothy J. Rigas
                                      Senior Vice President, Chief
                                       Financial Officer, Treasurer,
                                       Director and Chief Accounting
                                       Officer

Item 10. - Directors and Executive Officers of the Registrant.

     The information set forth in Part I under the caption "Executive Officers of the Registrant" is incorporated herein by reference. All of the following nominees for director are currently directors who were first elected or appointed as directors in 1986, except for Mr. Dennis Coyle who is not currently a director of the Company.

     Perry S. Patterson
     Age 78

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

     John J. Rigas
     Age 70

     John J. Rigas is the founder, Chairman, President and Chief Executive Officer of Adelphia and is President of most of its subsidiaries. Mr. Rigas has served as President or general partner of most of the constituent entities which became wholly-owned subsidiaries of Adelphia upon its formation in 1986, as well as the cable television operating companies acquired by the Company which were wholly or partially owned by members of the Rigas Family. Mr. Rigas has owned and operated cable television systems since 1952. Among his business and community service activities, Mr. Rigas is Chairman of the Board of Directors of Citizens Bank Corp., Inc., Coudersport, Pennsylvania and a member of the Board of Directors of the Charles Cole Memorial Hospital. He is a director of the National Cable Television Association and a past President of the Pennsylvania Cable Television Association. He is also a member of the board of directors of C-SPAN and the Cable Advertising Bureau, and is a Trustee of St. Bonaventure University. He graduated from Rensselaer Polytechnic Institute with a B.S. in Management Engineering in 1950.

     John J. Rigas is the father of Michael J. Rigas, Timothy J. Rigas and James
P. Rigas, each of whom currently serves as a director and executive officer of the Company.

     Michael J. Rigas
     Age 41

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

     Timothy J. Rigas
     Age 39

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

     James P. Rigas
     Age 37

     James P. Rigas is Vice President, Strategic Planning of Adelphia and a Vice President of its subsidiaries. Since February 1986, Mr. Rigas has served as a Vice President or other officer of the constituent entities which became wholly-owned subsidiaries of Adelphia upon its formation in 1986, as well as the cable television operating companies acquired by the Company which were wholly or partially owned by members of the Rigas Family. Mr. Rigas graduated from Harvard University (magna cum laude) in 1980 and received a Juris Doctor degree and an M.A. degree in Economics from Stanford University in 1984. From June 1984 to February 1986, he was a consultant with Bain & Co., a management consulting firm.

     Daniel R. Milliard
     Age 48

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

     Pete J. Metros
     Age 55

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

     Dennis P. Coyle
     Age 57

     Dennis P. Coyle is a 1995 nominee for the Board of Directors, which will be expanded to be eight in number effective as of the date of the 1995 Annual Meeting. Mr. Coyle is General Counsel and Secretary of FPL Group, Inc. and Florida Power & Light Company. Mr. Coyle was named General Counsel of FPL Group, Inc. and Florida Power & Light Company in 1989, and assumed the additional title and responsibilities of Secretary of such companies in 1991.
He graduated from Dartmouth College in 1960 and received his law degree from Columbia University in 1965. In an investment agreement with respect to Olympus Communications, L.P. ("Olympus," a joint venture of the Company), John, Michael, Timothy and James Rigas have agreed to vote a sufficient number of shares of the Company's Class A Common Stock to elect to the Board a nominee of Telesat Cablevision, Inc., which is the Company's joint venture partner in Olympus. Mr. Coyle is the nominee of Telesat Cablevision, Inc., which is an indirect, wholly-owned subsidiary of FPL Group, Inc.


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

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company or written representations that no other reports were required, the Company's directors, executive officers and more than ten percent stockholders filed on a timely basis all reports due under Section 16(a) for the period from April 1, 1994 through March 31, 1995, except that John
J. Rigas, Timothy J. Rigas and Michael J. Rigas each filed one late report on Form 4 covering the same transaction.

Item 11. - Executive Compensation.

Summary Compensation Table

     The following table sets forth certain information regarding compensation paid by the Company for services rendered during the Company's last three fiscal years in the period ended March 31, 1995 to the Company's Chief Executive Officer and the four most highly compensated executive officers whose compensation exceeded $100,000 in salary and bonus during fiscal 1995:

Annual Compensation

                                                               All Other
              Name and                Fiscal    Salary      Compensation(a)
         Principal Position            Year      ($)              ($)
         ------------------           ------    ------      ---------------
John J. Rigas                           1995    595,933          293,750
Chairman, President and Chief           1994    576,153          119,750
Executive Officer                       1993    552,358          200,750

Michael J. Rigas                        1995    124,658           10,950
Senior Vice President,                  1994    124,658           10,750
Operations                              1993    124,658           10,750

Timothy J. Rigas                        1995    124,658           10,950
Senior Vice President,                  1994    124,658           10,750
Chief Financial Officer,                1993    124,658           10,750
Treasurer and Chief Accounting
Officer

James P. Rigas                          1995    124,658           11,250
Vice President, Strategic Planning      1994    124,658           10,750
                                        1993    124,658           10,750

Daniel R. Milliard                      1995    187,412            5,350
Vice President and Secretary            1994    183,484            5,250
                                        1993    174,972(b)         5,250

________________________

a) Fiscal 1995, 1994 and 1993 amounts include (i) life insurance premiums paid during each respective fiscal year by the Company under employment agreements with John J. Rigas, Michael J. Rigas, Timothy J. Rigas, James P. Rigas and Daniel R. Milliard, in premium payment amounts of $293,000, $10,200, $10,200, $10,500 and $4,600, respectively, during fiscal 1995,
    $119,000, $10,000, $10,000, $10,000 and $4,500, respectively, during fiscal
    1994 and $200,000, $10,000, $10,000, $10,000 and $4,500, respectively, during fiscal 1993, on policies owned by the respective named executive officers and (ii) $750 in Company matching contributions for each executive officer under the Company's 401(k) savings plan for each of fiscal 1995,

    1994 and 1993. The amounts shown above do not include transactions between the Company and certain executive officers or certain entities which are privately owned in whole or in part by the executive officers named in the table. See "Certain Transactions."

b)  Includes $2,445 paid in fiscal 1994.

    All of the executive officers are eligible to receive bonuses of Class A Common Stock under the Company's Restricted Stock Bonus Plan, as amended, and options to purchase Class A Common Stock under the Stock Option Plan of 1986, as amended, to be awarded or granted at the discretion of the Bonus Committee (as defined therein) and Option Committee (as defined therein), respectively, subject to certain limitations on the number of shares that may be awarded to each executive officer under each of the Plans. No awards were made under either the Restricted Stock Bonus Plan or the Stock Option Plan of 1986 during fiscal 1995.

Employment Contracts and Termination of Employment

    Each of the named executive officers has an employment agreement with the Company which is automatically renewable each year unless one party gives the other prior notice and which provides among other things for compensation review by the Compensation Committee, the insurance premium payments noted above, and benefits. In addition, under such employment agreements, upon termination of such employment for any reason other than "for cause," each of the executive officers will be entitled to receive severance pay equal to three months of the salary plus the amount of insurance premiums payable under such officer's employment agreement which, as of April 1, 1995, in the aggregate in the case of John J. Rigas would be approximately $148,000.

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

Item 12. - Security Ownership of Certain Beneficial Owners and Management.

    The following table sets forth, based on information available to the Company as of July 29, 1995, certain information with respect to the beneficial ownership of Class A Common Stock and Class B Common Stock by each director or nominee for director, all executive officers and directors of Adelphia as a group, and each person known to Adelphia to own beneficially more than 5% of such Common Stock. Unless otherwise noted, the individuals have sole voting and investment power. The business address of each such 5% beneficial owner named below, unless otherwise noted, is 5 West Third Street, Coudersport, Pennsylvania 16915.

                                                      Shares of      Percent of     Shares of    Percent of
                                                       Class A         Class A       Class B       Class B
                                                        Common         Common        Common        Common
               Name and Addresses                       Stock           Stock         Stock         Stock
               ------------------                       -----           -----         -----         -----
John J. Rigas                                                (a)             (b)   5,883,004(c)        53.8%
Michael J. Rigas                                             (a)             (b)   1,915,970(c)        17.5%
Timothy J. Rigas                                             (a)             (b)   1,915,970(c)        17.5%
James P. Rigas                                               (a)             (b)   1,151,634(c)        10.5%
Daniel R. Milliard                                        1,000(d)           (e)           0             --
Perry S. Patterson                                        2,000              (f)           0             --
Pete J. Metros                                              100              (f)           0             --
Dennis P. Coyle                                               0              (f)           0             --
All executive officers and directors as a group    17,396,035(a)(c)          (b)  10,572,731(c)        96.6%
(seven persons)

Syracuse Hilton Head Holdings, L.P.                   2,398,151(g)         15.6%          --             --
5 West Third Street
Coudersport, Pennsylvania 16915

Highland Holdings                                     4,374,453(h)         28.5%          --             --
5 West Third Street
Coudersport, Pennsylvania 16915

Ellen K. Rigas                                                 (i)            (j)     371,762(c)         3.4%
5 West Third Street
Coudersport, Pennsylvania 16915

The Capital Group Companies, Inc.                     1,914,950(k)         12.5%          --             --
333 South Hope Street
Los Angeles, California 90071

Telesat Cablevision, Inc.                             1,000,000(l)          6.5%          --             --
700 Universe Blvd.
Juno Beach, Florida 33408

- ---------
(a) The holders of Class B Common Stock are deemed to be beneficial owners of an equal number of shares of Class A Common Stock because Class B Common Stock is convertible into Class A

     Common Stock on a one-to-one basis. In addition, the following persons own or have the power to direct the voting of shares of Class A Common Stock in the following amounts: John J. Rigas, 407,300 shares--47,200 shares directly and 360,100 shares through Syracuse Hilton Head Holdings, L.P. ("SHHH"); Michael J. Rigas, 193,500 shares--200 shares directly and
     193,300 shares through SHHH; Timothy J. Rigas, 193,500 shares--200 shares directly and 193,300 shares through SHHH; James P. Rigas, 193,300 shares indirectly through SHHH. John J. Rigas shares voting power with his spouse with respect to 106,300 of such shares held through Ionian. Each of John
     J. Rigas, Michael J. Rigas, Timothy J. Rigas and James P. Rigas also shares voting and dispositive power with respect to 4,374,453 shares of Class A Common Stock held by Highland Holdings, and 1,458,151 shares of Class A Common Stock held by SHHH. See notes (g) and (h) below.

(b) After giving effect to the conversion solely by each individual holder of all of his Class B Common Stock into Class A Common Stock and including all shares of Class A Common Stock currently held by such individual holder or over which such individual holder has or shares voting or investment power as disclosed in note (a) above or note (g) below, the percentage of Class A Common Stock owned by John J. Rigas, Michael J. Rigas, Timothy J. Rigas and James P. Rigas, and by all executive officers and directors as a group (seven persons), would be 59.8%, 50.3%, 50.3%, 48.0% and 67.1%, respectively. Further, after giving effect to an additional 4,966,540 shares of Class A Common Stock of which John J. Rigas has the right to direct the voting in the election of directors pursuant to the Class B Stockholders Agreement discussed in the paragraph following this table (and assuming the parties to such agreement converted their Class B Common Stock into Class A Common Stock), as to all of which additional shares John J. Rigas disclaims beneficial ownership, the percentage of Class A Common Stock owned by John J. Rigas would be 67.4%.

(c) The amounts shown include 97,949 of the same shares which are owned of record by Dorellenic, and such shares are only included once for "All executive officers and directors as a group." The named Rigas individuals have shared voting and investment power with respect to these shares.

(d) Daniel R. Milliard shares voting and investment power with his spouse with respect to these shares. In addition, Daniel R. Milliard is deemed to share voting and investment power with respect to 4,374,453 shares of Class A Common Stock held by Highland Holdings. See note (h) below.

(e) Including all shares of Class A Common Stock over which Daniel R. Milliard has or shares voting or investment power as disclosed in note (d) above, the percentage of Class A Common Stock owned by Daniel R. Milliard would be 28.5%.

(f)  Less than 1%.

(g) SHHH, Doris Holdings, L.P. ("Doris"), the general partner of SHHH, and Eleni Acquisition, Inc., the general partner of Doris, are affiliates of John J. Rigas, Michael J. Rigas, Timothy J. Rigas and James P. Rigas, each of whom has shared voting and investment power with respect to the shares held by SHHH. In addition, through irrevocable proxies, each of the above-named individuals shares with SHHH the power to vote or direct the vote of such number of shares of Class A Common Stock held by as is specified in note (a) above.

(h) Highland Holdings ("Highland") is a general partnership, the general partners of which include John J. Rigas, Michael J. Rigas, Timothy J. Rigas, James P. Rigas, Daniel R. Milliard and

     Ellen K. Rigas, each of whom is deemed to share voting and investment power with respect to the shares held by Highland.

(i) As a holder of Class B Common Stock, Ellen K. Rigas is deemed to be the beneficial owner of an equal number of shares of Class A Common Stock because Class B Common Stock is convertible into Class A Common Stock on a one-to-one basis. In addition, Ellen K. Rigas owns 1,600 shares of Class A Common Stock directly and shares voting and investment power with respect to 4,374,453 shares of Class A Common Stock held by Highland. See note (h) above. Ellen K. Rigas is the daughter of John J. Rigas.

(j) After giving effect to the conversion of all of Ellen K. Rigas' Class B Common Stock into shares of Class A Common Stock and including all shares of Class A Common Stock held by Ellen K. Rigas or over which Ellen K. Rigas has or shares voting or investment power as discussed in note (i) above, the percentage of Class A Common Stock owned by Ellen K. Rigas would be 30.2%.

(k) According to a Schedule 13G, the named entity has sole dispositive power with respect to all of such shares, and sole voting power with respect to 764,950 of such shares. An operating subsidiary of the named entity, Capital Research and Management Company, exercises investment discretion with respect to 1,080,000 of such shares, and another operating subsidiary, Capital Group Trust Company, exercises investment discretion with respect to 783,950 of such shares, and exercises sole voting power over 713,950 of such shares.

(l) According to a Schedule 13D, the named entity shares voting and dispositive power over the shares with FPL Group Capital, Inc., the parent of Telesat Cablevision, Inc., and FPL Group, Inc., the parent of FPL Group Capital, Inc.

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

Item 13. - Certain Relationships and Related Transactions.

Management Services

     During the fiscal year ended March 31, 1995, the Company provided management services for certain cable television systems not owned by the Company, including managed partnerships ("Managed Partnerships") in which John
J. Rigas, Michael J. Rigas, Timothy J. Rigas, James P. Rigas, Daniel R. Milliard and Ellen K. Rigas have varied ownership interests. Ellen K. Rigas is the daughter of John J. Rigas. These services included supervision of technical and business operations, accounting, marketing, programming, purchasing, field engineering and other technical and administrative nonfield services. During these periods, the Managed Partnerships paid the Company five to six percent of system revenues for such services. Other fees were charged by the Company to the Managed Partnerships during these periods for goods and services including mark-ups on the Company's volume purchases of equipment, pay programming and other goods and services. In addition, the Managed Partnerships charged the Company for system and corporate costs during these periods. The net fees and expenses charged by the Company to Managed Partnerships amounted to $7,225,000 for fiscal 1995. The Company believes that these fees were no less favorable than the fees which the Company believes it could obtain in similar transactions with unrelated third parties.

Real Estate

     During fiscal 1995, the Company leased from Dorellenic (a partnership owned principally by the Company's executive officers) certain real estate used in connection with the operations of the Company. The partners of Dorellenic are John J. Rigas, Michael J. Rigas, Timothy J. Rigas, James P. Rigas and Ellen K. Rigas. The leases were for varying terms, generally provided for monthly rental payments equal to fair market value rentals, and were no less favorable than the terms of leases which the Company believes it could obtain from unrelated third parties. The Company pays all operating expenses in connection with the leased property. Real estate rental payments to Dorellenic totalled $97,000 for fiscal 1995.

Equipment Leases

     The Company leases certain operating and support equipment from Dorellenic and a corporation which is wholly owned by members of the Rigas Family, for which it made aggregate lease payments of $594,000 in fiscal 1995. Of these leases, $933,000 in principal amount is capitalized by the Company for financial reporting purposes at March 31, 1995. Such lease payments equal the lessor's borrowing costs or lease payments to unrelated third parties for such equipment. The Company also pays all operating costs incurred with respect to such equipment. These lease arrangements are expected to continue; however, the terms of such leases may be revised in the future to reflect fair market value rates, but will be no less favorable than the terms of the leases which the Company believes it could obtain from unrelated third parties.

Loans to and from Affiliates

     Certain loans to and from the Company by or to affiliates (which do not include Olympus) as of March 31, 1995 are summarized below. Interest is charged on such loans to affiliates at rates which ranged from 6% to 9% for the year ended March 31, 1995.

     Total interest income on loans to affiliates, excluding Olympus, aggregated $3,174,000 for fiscal 1995. In addition, net settlement amounts under interest rate swap agreements with the Managed

Partnerships, recorded as adjustments to interest expense during the period incurred, decreased the Company's interest expense by $50,000 for fiscal 1995.

     Net receivables due from the Managed Partnerships for advances made by the Company for the construction and acquisition of cable television systems and for working capital purposes, including accrued interest thereon, were $24,746,000 at March 31, 1995.

     During fiscal 1995 the Company made net advances of $9,466,000 to Dorellenic. At March 31, 1995, net receivables from Dorellenic (including accrued interest) were $24,740,000. Amounts advanced to Dorellenic during fiscal 1995 were used primarily for working capital purposes.

     During fiscal 1990 and 1991, the Company loaned an aggregate $255,000 to Daniel R. Milliard and an unaffiliated third party, pursuant to several revolving term and term notes, for capital expenditures and working capital purposes. As of March 31, 1995, the outstanding amount of these loans, which mature in calendar 1995, was $205,000.

     On an end-of-quarter basis, the largest aggregate amount of net outstanding loans and advances receivable from affiliates (directors, executive officers and five-percent shareholders) or entities they control, including John J. Rigas, Michael J. Rigas, Timothy J. Rigas, James P. Rigas, Ellen K. Rigas, Daniel R. Milliard, Dorellenic and/or the Managed Partnerships during fiscal 1995 was $61,917,000 at December 31, 1994. At March 31, 1995, such aggregate net amount was $49,691,000.

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

     During fiscal 1995, the Company sold its $13,000,000 partnership interests in Tele-Media Investment Partnership, L.P. to a Managed Partnership, sold $20,000,000 in preferred stock in one of its subsidiaries to a Managed Partnership in connection with an acquisition, and elected not to exercise its right of first refusal with respect to the acquisition of a small North Carolina cable system, which was acquired by a Managed Partnership. The Company's executive officers may from time to time evaluate and, subject to the Company's rights under the Business Opportunity Agreement and covenants in the Company's loan agreements and indentures, may acquire cable television systems or interests therein for their own accounts separately or along with the Company and/or other joint venture parties.

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

Olympus Matters

     On February 28, 1995, the Company and certain of its subsidiaries and Telesat Cablevision, Inc. and certain of its subsidiaries ("Telesat") entered into an Investment Agreement and an amended and restated limited partnership agreement for Olympus Communications, L.P. Under these agreements, Telesat is contributing cable systems serving approximately 50,000 subscribers in Florida and certain proceeds from the sale of other cable joint ventures in exchange for Olympus preferred limited partnership interests in the face amount of $112,500,000. Pursuant to these agreements, Telesat also purchased 1,000,000 shares of Adelphia Class A Common Stock at $15 per share and received registration rights with respect thereto. Pursuant to these agreements, a Company subsidiary holds Olympus preferred limited partnership interests in the face amount of $225,000,000 and serves as the managing general partner of Olympus. The consent of both the Company and Telesat is required under the Olympus partnership agreement for certain material transactions. As noted earlier, Mr. Dennis Coyle is a nominee of Telesat for election to the Board of Directors of the Company.