Form 10-Q
period 1995-06-30
ADELPHIA COMMUNICATIONS CORP
filed 1995-08-14
CIK 796486

FORM 10-Q



SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

  X        Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934
           For the quarterly period ended June 30, 1995

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

           At August 11, 1995, 15,364,009 shares of Class A Common Stock, par value $0.01, and
           10,944,476 shares of Class B Common Stock, par value $0.01 per share, of the registrant were outstanding.










                      PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

           ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS (Unaudited)
             (Dollars in thousands, except per share amounts)


                                                               March 31,    June 30,
                                                                 1995        1995
ASSETS:
Cable television systems, at cost, net of
 accumulated depreciation and amortization:
  Property, plant and equipment..........................      $  518,405  $  531,169
Intangible assets......................................           546,116     555,757

          Total..........................................       1,064,521   1,086,926

Cash and cash equivalents................................           5,045      13,518
Investments..............................................          48,968      52,682
Preferred equity investment in Managed Partnerships......          18,338      18,338
Subscriber receivables - net.............................          20,433      20,983
Prepaid expenses and other assets - net..................          48,352      59,126
Related party investments and receivables - net..........          61,634      67,170

          Total..........................................      $1,267,291  $1,318,743

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY):

Notes payable of subsidiaries to banks and institutions..      $1,086,350  $1,166,196
12 1/2% Senior Notes due 2002............................         400,000     400,000
10 1/4% Senior Notes due 2000............................          99,011      99,046
11 7/8% Senior Debentures due 2004.......................         124,470     124,478
9 7/8% Senior Debentures due 2005........................         127,994     128,024
9 1/2% Pay-In-Kind Notes due 2004........................         164,370     164,370
Other debt...............................................          19,415      17,954
Accounts payable.........................................          42,872      40,278
Subscriber advance payments and deposits.................          16,494      14,284
Accrued interest and other liabilities...................          87,751      91,974
Deferred income taxes....................................         110,139     108,958

          Total liabilities..............................       2,278,866   2,355,562

Commitments and contingencies (Note G):

Stockholders' equity (deficiency):
 Class A Common Stock, $.01 par value, 50,000,000 shares
  authorized, 14,906,691 and 15,364,009 shares
  outstanding, respectively..............................             149         154
 Class B Common Stock, $.01 par value, 25,000,000 shares
  authorized, 10,944,476 shares outstanding..............             109         109
 Additional paid-in capital..............................         211,190     216,185
 Accumulated deficit.....................................      (1,223,023) (1,253,267)

          Total stockholders' equity (deficiency)........      (1,011,575) (1,036,819)

          Total..........................................      $1,267,291  $1,318,743




          See notes to interim consolidated financial statements.


           ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
             (Dollars in thousands, except per share amounts)


                                                            Three Months Ended
                                                                 June 30,
                                                            1994           1995

Revenues............................................... $    84,020    $    96,921

Operating expenses:
 Direct operating and programming......................      24,896         28,522
 Selling, general and administrative...................      14,693         16,870
 Depreciation and amortization.........................      21,489         27,624

      Total............................................      61,078         73,016

Operating income.......................................      22,942         23,905

Other income (expense):
 Interest income from affiliates.......................       2,369          3,410
 Other income..........................................         593             --
 Priority investment income............................       5,575          5,575
 Interest expense......................................     (46,913)       (53,124)
 Equity in loss of joint ventures......................     (12,634)       (11,054)
       Total...........................................     (51,010)       (55,193)

Loss before income taxes...............................     (28,068)       (31,288)
Income tax (expense) benefit...........................      (1,223)         1,044

Net loss............................................... $   (29,291)   $   (30,244)

Net loss per weighted average share of common stock.... $     (1.20)   $     (1.15)

Weighted average shares of common stock outstanding....  24,452,080     26,293,511

























          See notes to interim consolidated financial statements
           ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                          (Dollars in thousands)

                                                                    Three Months Ended
                                                                           June 30,
                                                                     1994          1995

Cash flows from operating activities:
 Net loss..............................................          $  (29,291)   $  (30,244)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation........................................              15,157        17,557
   Amortization........................................               6,332        10,067
   Noncash interest expense............................               3,741            73
   Equity in loss of joint ventures....................              12,634        11,054
   Deferred income tax expense (benefit)...............               1,173        (1,181)
   Changes in operating assets and liabilities, net of
    effects of acquisitions:
      Subscriber receivables...........................                 806          (550)
      Prepaid expenses and other assets................              (1,049)       (9,080)
      Accounts payable.................................               1,104        (2,594)
      Subscriber advance payments and deposits.........                (815)       (2,210)
      Accrued interest and other liabilities...........               1,773         4,223
Net cash provided by (used for) operating activities...              11,565        (2,885)

Cash flows from investing activities:
 Cable television systems acquired.....................             (47,693)      (17,846)
 Expenditures for property, plant and equipment........             (18,287)      (26,377)
 Amounts invested in and advanced to Olympus and
  related parties......................................             (25,366)      (18,593)
 Investments in other joint ventures...................             (14,262)       (4,211)
Net cash used for investing activities.................            (105,608)      (67,027)

Cash flows from financing activities:
 Proceeds from debt....................................              49,311       102,006
 Repayments of debt....................................             (14,351)      (23,621)
Net cash provided by financing activities..............              34,960        78,385

Increase (decrease) in cash and cash equivalents.......             (59,083)        8,473

Cash and cash equivalents, beginning of year...........              74,075         5,045

Cash and cash equivalents, end of period...............           $  14,992    $   13,518
















          See notes to interim consolidated financial statements.

           ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
      NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                          (Dollars in thousands)

     The accompanying unaudited interim consolidated financial statements of Adelphia Communications Corporation and its majority owned subsidiaries ("Adelphia") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission.

    In the opinion of management, all adjustments, consisting of only normal recurring accruals necessary to present fairly the unaudited results of operations for the three months ended June 30, 1994 and 1995, have been included. It is suggested that these interim consolidated financial statements be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended March 31, 1995 ("Annual Report").

A. Significant Events Subsequent to the 1995 Annual Report:

    On April 3, 1995, Olympus Communications, L.P. ("Olympus") acquired all of the cable and security systems of WB Cable Associates, Ltd. ("WB Cable") serving approximately 44,000 subscribers for a purchase price of $82,000. WB Cable provides cable services from one headend and security monitoring services from one location in West Boca Raton, Florida. Of the purchase price, $77,000 was paid in cash and $5,000 was paid in Adelphia Class A Common Stock. The acquisition was accounted for under the purchase method of accounting, and was financed principally through borrowings under an Olympus credit agreement.

    On April 12, 1995, Adelphia acquired cable systems from Clear Channels Cable TV Company located in Kittanning, Bethlehem and Freeport, Pennsylvania, for $17,456. These systems serve approximately 10,700 subscribers. The acquisition of these systems has been accounted for using the purchase method of accounting. The consolidated statements of operations and cash flows include the operations of the acquired systems since April 12, 1995.

    On June 12, 1995, Adelphia announced the signing of definitive agreements for the purchase of all of the cable systems of Eastern Telecom Corporation, Robinson Cable TV, Inc. and First Carolina Cable TV, L.P. These systems together serve approximately 58,000 subscribers located in western Pennsylvania and Vermont and are being purchased for an aggregate price of $92,000. Concurrently, Olympus announced the signing of a definitive agreement for the purchase of all of the southeast Florida cable systems of the Leadership Cable division of Fairbanks Communications, Inc., which serve approximately 50,000 subscribers, for a purchase price of $94,000.

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

B. Notes Payable to Banks and Institutions:

    The following updates to June 30, 1995 the disclosures made in Note 3 to Adelphia's consolidated financial statements contained in the Annual Report.

Commitments for additional borrowings...........................    $ 15,000
Weighted average interest rate...................................   9.04%
Percentage of principal balance that bears interest at fixed rates for at least one year...........................................  58.9%


           ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
      NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                          (Dollars in thousands)

C.  Investments:

Adelphia's nonconsolidated investments are as follows:
                                                      March 31,   June 30,
                                                      1995        1995
Investments accounted for using the equity method:

Gross investment:
Alternate access ventures............................$12,840   $ 15,965
Page Call, Inc.......................................  6,915      7,179
Other................................................  2,847      2,857
Cumulative equity in net losses...................... (1,458)    (1,868)
          Total...................................... 21,144     24,133

Investments accounted for using the cost method:

Niagara Frontier Hockey, L.P..........................15,000     15,000
Alternate access ventures............................. 2,924      3,141
Commonwealth Security, Inc............................ 4,200      4,200
SuperCable............................................ 3,000      3,163
Other................................................  2,700      3,045
          Total...................................... 27,824     28,549

Total investments....................................$48,968   $ 52,682

D. Investments and Related Party Receivables:

   The following table summarizes the investments in and receivables from Olympus and related parties:
                                                   March 31,     June 30,
                                                     1995         1995
Investment in Olympus............................. $(48,688)   $(51,092)
Amounts due from Olympus..........................   60,631       60,227
Amounts due from other related parties - net......   49,691       58,035
                                                   $ 61,634     $ 67,170

    The investment in Olympus represents a 50% voting interest in such partnership and is being accounted for using the equity method. Summarized unaudited results of operations of Olympus, for the six months ended June 30, 1994 and 1995, are as follows:
                                                        Six Months Ended
                                                              June 30,
                                                        1994        1995

Revenues.......................................... ...$ 49,917   $  54,212
Net loss.............................................. (12,598)    (12,403)
Net loss of general partners after priority return
 requirements......................................... (43,395)    (57,432)

E. Accounting for Income Taxes:

    The income tax benefit for the three months ended June 30, 1995 was $1,044, which is comprised of current tax expense of $137 and a deferred tax benefit of $1,181.

F. Supplemental Cash Flow Information:

    Cash payments for interest were $41,653 and $48,661 for the three months ended June 30, 1994 and 1995, respectively. During the three months ended June 30, 1995, $5,000 of Adelphia Class A Common Stock was issued in conjunction with the WB Cable acquisition (see Note A).

           ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
      NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                          (Dollars in thousands)

G.  Commitments and Contingencies

    Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of material commitments and contingencies.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands)

Results of Operations

     Adelphia Communications Corporation ("Adelphia" or the "Company") earned substantially all of its revenues in the three months ended June 30, 1994 and 1995 from monthly subscriber fees for basic, satellite, premium and ancillary services (such as installations and equipment rentals), local and national advertising sales, pay-per-view programming, home shopping networks and competitive access telecommunications services. Certain changes in the way the Company offers and charges for subscriber services were implemented as of September 1, 1993 under the 1992 Cable Act and the Company's new method of offering certain services. See "Regulatory and Competitive Matters" below.

    The changes in Adelphia's results of operations for the three months ended June 30, 1995, compared to the same period in the prior year, were primarily the result of acquisitions and expanding existing cable television operations.

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

    The Company currently offers competitive access telecommunications services through a subsidiary, Hyperion Telecommunications, Inc. ("Hyperion"). Since Hyperion's formation in October 1992, it has formed operating companies or entered into joint venture partnerships to develop and operate competitive access networks in twelve select metropolitan areas. The investment in Hyperion resulted in a reduction in the Company's operating income before depreciation and amortization for the three months ended June 30, 1994 and 1995 of $610 and $627, respectively. The equity in net loss of Hyperion's joint venture partnerships amounted to $190 and $511 for the three months ended June 30, 1994 and 1995, respectively.

    The following tables set forth certain cable television system data for the periods indicated for both Company Owned, Olympus and Managed Systems. The "Olympus Systems" are systems currently owned by the Olympus joint venture. The "Managed Systems" are affiliated systems managed by Adelphia.

                                                  June 30,
                                              1994       1995      % change
Homes Passed by Cable
 Company Owned Systems..................... 1,236,586  1,355,405     9.6%
 Olympus Systems...........................   410,295    561,506    36.9%
 Managed Systems............................  265,989        415,734    56.3%
 Total Systems..............................1,912,870  2,332,645    21.9%

Basic Subscribers
 Company Owned Systems......................  941,865    995,054     5.6%
 Olympus Systems............................  235,657    336,863    42.9%
 Managed Systems............................  192,214    297,933    55.0%
 Total Systems..............................1,369,736  1,629,850    19.0%





           ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
      NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                          (Dollars in thousands)

Exclusive of acquisitions, basic subscribers grew 2.7%, 6.3% and 4.1% for Company Owned, Olympus and Managed Systems, respectively, during the twelve months ended June 30, 1995.

    The following table is derived from Adelphia's Interim Consolidated Financial Statements included in this interim report and sets forth the historical percentage relationship of the components of operating income to revenues contained in such financial statements for the periods indicated.

                                                     Percentage of Revenues
                                                      for the Three Months
                                                          Ended June 30,
                                                    1994            1995

Revenues.......................................... 100.0%          100.0%

Operating expenses:
 Direct operating and programming.................  29.6%           29.4%
 Selling, general and administrative..............  17.5%           17.4%
 Depreciation and amortization....................  25.6%           28.5%
 Operating income.................................  27.3%           24.7%

        Revenues increased approximately 15.4% for the three months ended June 30, 1995, compared with the same period in the prior year. The increase was attributable to the following:

 Acquisitions......................................... 68%
 Basic subscriber growth.............................. 19%
 Rate increases.......................................  0%
    Advertising sales and other services.............. 13%

                                                      100%

    Revenues for the three months ended June 30, 1994 and 1995 fully reflected the repackaging and adjustment of equipment and installation charges, effective in July 1993, and rates for basic services and certain other satellite programming services under CableSelect, the Company's method of offering services that was implemented effective September 1, 1993.

    Operating expenses (exclusive of depreciation and amortization) increased 14.7% for the three month period ended June 30, 1995, compared with the same period in the prior year, primarily due to the increased operating expenses from acquired systems, increased programming costs and incremental costs associated with increased subscribers.

    Operating income before depreciation and amortization increased 16.0% for the three month period ended June 30, 1995 compared with the three months ended June 30, 1994, primarily due to the impact of acquisitions. Priority investment income remained unchanged for the three month periods. EBITDA (earnings before interest, income taxes, depreciation and amortization, equity in net loss of joint ventures and other non-cash charges) increased 14.2% for the three month period ended June 30, 1995 compared with the same period of the prior year primarily due to the acquisition of cable systems during fiscal 1995. Increased revenues and operating expenses during fiscal 1995 compared with the prior year primarily reflect the impact of acquisitions consummated during fiscal 1995. While EBITDA is not an alternative to operating income as defined by generally accepted accounting principles, the Company's management believes EBITDA is a meaningful measure of performance as substantially all of the Company's financing agreements contain financial covenants based on EBITDA.

    Interest expense increased approximately 13.2% for the three months ended June 30, 1995, compared with the same period in the prior year.
Approximately 42% of the


           ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
      NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                          (Dollars in thousands)

increase during the current period was due to additional expense associated with incremental debt related to acquisitions.

    Net loss for the three months ended June 30, 1995 increased by 3.3% primarily due to an increase in interest expense and additional net loss of acquired systems, partially offset by increased operating income.

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

    The Company generally has funded its working capital requirements, capital expenditures, investments in Olympus and other affiliates and entities through long-term borrowings, primarily from banks and insurance companies, short-term borrowings, internally generated funds and the issuance of parent company public debt and equity. The Company generally has funded the principal and interest obligations on its long-term borrowings from banks and insurance companies by refinancing the principal with new loans or through the issuance of parent company debt securities, and by paying the interest out of internally generated funds. Adelphia has funded the interest obligations on its public borrowings from internally generated funds.

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

    At June 30, 1995, the Company's total outstanding debt aggregated approximately $2,100,068, which included approximately $915,918 of parent debt and $1,184,150 of subsidiary debt. At June 30, 1995, the Company had an aggregate of $15,000 in unused credit lines with banks, part of which is subject to achieving certain levels of operating performance, and $13,518 in cash and cash equivalents.

    The Company's unused line of credit is currently provided by a reducing revolving credit facility whose revolver period expires on September 30, 2003. The Company's weighted average interest rate of notes payable to banks and institutions was approximately 9.04% at June 30, 1995 compared to 8.67% at June 30, 1994. At June 30, 1995, approximately 58.9% of such debt was subject to fixed interest rates for at least one year under the terms of such debt or applicable interest rate swap agreements.

    Maturities of debt for the four years and nine months after June 30, 1995 are as follows:

     Nine months ended March 31, 1996..........................   $ 101,405
     Year ended March 31, 1997.................................     225,970
     Year ended March 31, 1998.................................     272,840
     Year ended March 31, 1999.................................     275,192
     Year ended March 31, 2000.................................     125,584


           ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
      NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                          (Dollars in thousands)

    On April 12, 1995, Adelphia acquired cable systems from Clear Channels Cable TV Company located in Kittanning, Bethlehem and Freeport, Pennsylvania, for $17,456. These systems serve approximately 10,700 subscribers. The acquisition of these systems has been accounted for using the purchase method of accounting. The consolidated statements of operations and cash flows include the operations of the acquired systems since April 12, 1995.

    On June 12, 1995, Adelphia announced the signing of definitive agreements for the purchase of all of the cable systems of Eastern Telecom Corporation, Robinson Cable TV, Inc. and First Carolina Cable TV, L.P. These systems together serve approximately 58,000 subscribers located in western Pennsylvania and Vermont and are being purchased for an aggregate price of $92,000.

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

    On April 3, 1995, Olympus acquired all of the cable and security systems of WB Cable Associates, Ltd. ("WB Cable") serving approximately 44,000 subscribers for a purchase price of $82,000. WB Cable provides cable services from one headend and security monitoring services from one location in West Boca Raton, Florida. Of the purchase price, $77,000 was paid in cash and $5,000 was paid in Adelphia Class A Common Stock. The acquisition was accounted for under the purchase method of accounting, and was financed principally through borrowings under an Olympus credit agreement.

    On May 12, 1995, an Olympus subsidiary entered into a $475,000 revolving credit facility with several banks, maturing December 31, 2003. The proceeds at closing were used to repay existing bank debt. At June 30, 1995, $95,000 of unused committments was available.

    On June 12, 1995, Olympus announced the signing of a definitive agreement for the purchase of all of the southeast Florida cable systems of the Leadership Cable division of Fairbanks Communications, Inc., which serve approximately 50,000 subscribers, for a purchase price of $94,000, which would include $40,000 in cash and the remaining in seller financing.

  On September 29, 1993, the Board of Directors of the Company authorized the Company to make loans in the future to Highland Video Associates, L.P. ("Highland") and Syracuse Hilton Head Holdings, L.P. ("SHHH") up to an amount of $25,000 for each. During the three months ended June 30, 1995, the Company made advances in the net amount of $8,344 to these and other related parties, primarily for capital expenditures and working capital purposes.

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


           ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
      NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                          (Dollars in thousands)

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

    Company believes that cash and cash equivalents, internally generated funds, borrowings under the existing credit facility, and future financing sources will be sufficient to meet its short-term and long-term liquidity and capital requirements. Although in the past the Company has been able to refinance its indebtedness or obtain new financing, there can be no assurance that the Company will be able to do so in the future or that the terms of such financings would be favorable.

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


           ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
      NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                          (Dollars in thousands)


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

    The FCC has adopted regulations implementing virtually all of the requirements of the 1992 Cable Act. The U.S. Court of Appeals for the District of Columbia Circuit recently upheld all aspects of the FCC's rate regulations except for certain minor matters. As noted above, amendments to the rate regulations were recently announced and the FCC is also likely to continue to modify, clarify or refine the rate regulations. The Company cannot predict the effect or outcome of future rulemaking proceedings or changes to the rate regulations. Further, because the FCC has only issued its interim rules and has not adopted final cost-of-service rules, the Company has not determined to what extent it will be able to utilize cost-of-service showings to justify rates.

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


           ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
      NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                          (Dollars in thousands)


this package to be treated as a regulated tier. This decision, and all other letter of inquiry decisions, were principally decided on the number of programming services moved from regulated tiers to a la carte packages. Adelphia has appealed this decision to the full Commission. The Company cannot predict the outcome or effect of this proceeding.

    On November 10, 1994, the FCC ruled that, prospectively, any a la carte package will be treated as a regulated tier, except for packages involving premium services. The Company is currently unable to predict the effect that the amended regulations, future FCC treatment of "a la carte" packages or other future FCC rulemaking proceedings will have on its business and results of operations in future periods. No assurance can be given at this time that such matters will not have a material negative financial impact on the Company's business and results of operations in the future. Also, no assurance can be given as to what other future actions Congress, the FCC or other regulatory authorities may take or the effects thereof on the Company.

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

    A number of telephone companies have filed suit seeking to void as unconstitutional the provisions in the 1984 Cable Act that prohibit telephone companies from owning cable television systems in their telephone service areas. The U.S. Courts of Appeal for the Fourth and Ninth Circuits have struck down the cross-ownership ban on first amendment grounds. Several federal district courts have also struck down the cross-ownership ban on the same grounds. The U.S. Supreme Court has agreed to review this issue. In addition, legislation which would eliminate the cross-ownership ban has been passed by both houses of Congress.

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

    The Company cannot predict the ultimate outcome of the video dialtone


           ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
      NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                          (Dollars in thousands)


proceeding or the cross-ownership ban litigation. However, the Company believes that the provision of video programming by telephone companies in competition with the Company's existing operations could have an adverse effect on the Company's financial condition and results of operations. At this time, the impact of any such effect is not known or estimable.










                      PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

        None

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item  6. Exhibits and Reports on Form 8-K

    (a)    Exhibits:

       Exhibit 27.01   Financial Data Schedule (supplied for the
information          of the Commission).

    (b)    Reports on Form 8-K:

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

                                    ADELPHIA COMMUNICATIONS CORPORATION
                                                (Registrant)



Date:  August 14, 1995    By:   /s/ Timothy J. Rigas
                      Timothy J. Rigas
                                                Executive Vice President
                                                  (authorized officer), Chief
                                                 Financial Officer and
                                          Chief Accounting Officer


































                    ADELPHIA COMMUNICATIONS CORPORATION

                                   INDEX


                                                        Page Number

PART I-FINANCIAL INFORMATION

Item 1.Consolidated Balance Sheets - March 31, 1995 and
   June 30, 1995.........................................      1
Consolidated Statements of Operations - Three Months ended
   June 30, 1994 and 1995................................      2

Consolidated Statements of Cash Flows - Three Months
   Ended June 30, 1994 and 1995..........................      3

Notes to Interim Consolidated Financial Statements.......      4


Item 2.Management's Discussion and Analysis of Financial
   Condition and Results of Operations...................      7


PART II-OTHER INFORMATION

Item 1.Legal Proceedings.................................     15

Item 2.Changes in Securities.............................     15

Item 3.Defaults Upon Senior Securities...................     15

Item 4.Submission of Matters to a Vote of Security Holders    15

Item 5.Other Information..................................    15

Item 6.Exhibits and Reports on Form 8-K...................    15


SIGNATURE................................................     16