Form 10-Q
period 1995-09-30
ADELPHIA COMMUNICATIONS CORP
filed 1995-11-15
CIK 796486

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 10-Q

    X    Quarterly Report under Section 13 or 15(d) of the
Securities Exchange Act of 1934

         For the quarterly period ended September 30, 1995

____   Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
            For the transition period from ______________ to
_____________

                 Commission File Number:  0-16014


                      ADELPHIA COMMUNICATIONS
                            CORPORATION
      (Exact name of registrant as specified in its charter)



                     Delaware  ..........................23-2417713
         (State or other jurisdiction of     (I.R.S.Employer
           incorporation or organization)      Identification No.)

             5 West Third Street
               P.O. Box 472
             Coudersport, PA                    16915
         (Address of principal                (Zip code)
           executive offices)

                           814-274-9830
        (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
               Yes   X                              No ______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          At November 14, 1995, 15,364,009 shares of Class A Common
Stock, par value $0.01, and 10,944,476               shares of
Class B Common Stock, par value $0.01 per share, of the registrant were outstanding.






                                              ADELPHIA
COMMUNICATIONS CORPORATION

                                                              INDEX

                                         ..........
Page Number
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

       Consolidated Balance Sheets - March 31, 1995 and
           September 30, 1995............................ 3

       Consolidated Statements of Operations - Three and Six Months Ended September 30, 1994
          and 1995...................................... 4

       Consolidated Statements of Cash Flows - Six Months Ended
September 30, 1994 and 1995......
 ........................................................ 5

       Notes to Interim Consolidated Financial
Statements...............................................6

Item 2.  Management's Discussion and Analysis
of Financial Condition and Results
of Operations........................................... 10


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.............................. 18

Item 2.  Changes in Securities.......................... 18

Item 3  Defaults Upon Senior Securities..................18

Item 4  Submission of Matters to a Vote of Security
Holders................................................. 18

Item 5  Other Information............................... 19

Item 6.  Exhibits and Reports on Form 8-K............... 19


SIGNATURE............................................... 20


PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

    ADELPHIA COMMUNICATIONS CORPORATION AND
                 SUBSIDIARIES
    CONSOLIDATED BALANCE SHEETS (Unaudited)
     (In thousands, except share amounts)
                                                  March 31,     Sept. 30,
ASSETS:                                               1995         1995
Cable television systems, at cost, net of
depreciation and amortization:
     Property, plant and equipment              $   518,405  $    542,225
     Intangible assets                              546,116       545,487
          Total                                   1,064,521     1,087,712

Cash and cash equivalents                             5,045         3,723
Investments                                          48,968        56,690
Preferred equity investment in Managed
 Partnership                                         18,338        18,338
Subscriber receivables - net...                      20,433        21,452
Prepaid expenses and other assets - net....          48,352        62,266
Related party investments and receivables - net      61,634        50,669
          Total.....                            $ 1,267,291  $  1,300,850

LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIENCY):
Notes payable of subsidiaries to banks and
institutions.....                               $ 1,086,350  $  1,149,141
12 1/2% Senior Notes due 2002.......                400,000       400,000
10 1/4% Senior Notes due 2000.......                 99,011        99,082
11 7/8% Senior Debentures due 2004......            124,470       124,486
9 7/8% Senior Debentures due 2005                   127,994       128,055
9 1/2% Senior Pay-In-Kind Notes due 2004....        164,370       172,178
Other debt......                                     19,415        17,873
Accounts payable...                                  42,872        58,968
Subscriber advance payments and deposits.....        16,494        16,736
Accrued interest and other liabilities.......        87,751        91,431
Deferred income taxes...                            110,139       107,777
          Total liabilities.....                  2,278,866     2,365,727

Commitments and contingencies (Note G)

Stockholders' equity (deficiency):
 Class A Common Stock, $.01 par value,
  50,000,000 and 200,000,000 shares authorized,
  respectively; 14,906,691 and 15,364,009 shares
  outstanding, respectively.                           149           154
 Class B Common Stock, $.01 par value,
  25,000,000 shares authorized and 10,944,476
  shares outstanding                                   109           109
 Additional paid-in capital                        211,190       216,185
 Accumulated deficit                            (1,223,023)   (1,281,325)
          Total stockholders' equity
           (deficiency)                         (1,011,575)   (1,064,877)
          Total                                $ 1,267,291  $  1,300,850

  See notes to interim consolidated financial
              statements.

 ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF  OPERATIONS (Unaudited)
          (In thousands, except per share amounts)


                              Three Months Ended      Six Months Ended
                                September 30,           September 30,
                               1994         1995         1994          1995

Revenues...                $    90,795  $   97,082  $   174,815  $   194,003

Operating expenses:
  Direct operating and          26,632      29,630       51,528       58,152
programming
  Selling, general and          15,117      17,110       29,810       33,980
administrative
  Depreciation and              25,267      26,165       46,756       53,789
amortization
          Total                 67,016      72,905      128,094      145,921

Operating income.               23,779      24,177       46,721       48,082

Other income (expense):
  Interest income from
   affiliates                    2,386       3,378        4,755        6,788
  Other income...                  270                      863
  Priority investment
   income from Olympus           5,575       6,575       11,150       12,150
  Interest expense..           (48,412)    (52,754)     (95,325)    (105,878)
  Equity in loss of joint
   ventures                     (8,984)     (9,629)     (21,618)     (20,683)
          Total                (49,165)    (52,430)    (100,175)    (107,623)

Loss before income taxes       (25,386)    (28,253)     (53,454)     (59,541)

Income tax benefit (expense)     1,119         195         (104)       1,239
Net loss......             $   (24,267)  $ (28,058) $   (53,558)  $  (58,302)
Net loss per weighed
average share
of common stock            $    (0.99)   $   (1.07) $     (2.19)  $    (2.22)

Weighted average shares of
  common stock outstanding     24,452       26,308       24,452       26,301







   See notes to interim consolidated financial statements.


     ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                    (In thousands)
                                                    Six Months Ended
                                                      September 30,
                                                       1994        1995
Cash flows from operating activities:
  Net loss..                                      $   (53,558)  $ (58,302)
    Adjustments to reconcile net loss to net cash
     provided by operating activities:
        Depreciation.....                              31,920      33,383
        Amortization....                               14,836      20,406
        Noncash interest expense....                    7,162       7,956
        Equity in loss of joint ventures...            21,618      20,683
        Deferred income tax expense (benefit)..            36      (2,362)
        Change in operating assets and liabilities,
          net of effects of acquisitions:
           Subscriber receivables.....                    674     (1,019)
           Prepaid expenses and other assets...        (8,865)    (20,980)
           Accounts payable.....                        9,483      16,096
           Subscriber advance payments and deposits    (1,171)        242
           Accrued interest and other liabilities         530       3,469
Net cash provided by operating activities..            22,665      19,572

Cash flows from investing activities:
  Cable television systems acquired....               (47,693)    (17,846)
  Expenditures for property, plant and equipment .    (40,703)    (51,026)
  Amounts invested in and advanced to Olympus and
    related parties.......                            (47,889)     (3,632)
  Investments in other joint ventures...              (20,587)     (8,808)
Net cash used for investing activities.              (156,872)    (81,312)

Cash flows from financing activities:
  Proceeds from debt                                   93,787     117,319
  Repayments of debt..                                (26,039)    (56,901)
Net cash provided by financing activities..            67,748      60,418

Decrease in cash and cash equivalents......           (66,459)     (1,322)

Cash and cash equivalents, beginning of year           74,075       5,045

Cash and cash equivalents, end of period...       $     7,616  $    3,723


   See notes to interim consolidated financial statements.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                  (Dollars in thousands)

     The accompanying unaudited interim financial statements of Adelphia Communications Corporation and its majority owned subsidiaries ("Adelphia") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission.

     In the opinion of management, all adjustments, consisting of only normal recurring accruals necessary to present fairly the unaudited results of operations for the three and six months ended September 30, 1994 and 1995, have been included. These interim consolidated financial statements should be read in conjunction with Adelphia's consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended March 31, 1995 ("Annual Report").

A. Significant Events Subsequent to the 1995 Annual Report:

     On April 3, 1995, Olympus Communications, L.P. ("Olympus") acquired all of the cable and security systems of WB Cable Associates, Ltd. ("WB Cable") serving approximately 44,000 cable and security monitoring subscribers for a purchase price of $82,000. WB Cable provides cable services from one headend and security monitoring services from one location in West Boca Raton, Florida. Of the purchase price, $77,000 was paid in cash and $5,000 was paid in Adelphia Class A Common Stock. The acquisition has been accounted for under the purchase method of accounting, and was financed principally through borrowings under an Olympus credit agreement.

     On April 12, 1995, Adelphia acquired cable systems from Clear Channels Cable TV Company located in Kittanning, New Bethlehem and Freeport, Pennsylvania, for $17,456. These systems serve approximately 10,700 subscribers. The acquisition of these systems has been accounted for using the purchase method of accounting. The consolidated statements of operations and cash flows include the operations of the acquired systems since April 12, 1995.

      On June 12, 1995, Adelphia announced the signing of definitive agreements for the purchase of all of the cable systems of Eastern Telecom Corporation, Robinson Cable TV, Inc. and First Carolina Cable TV, L.P. These systems together serve approximately 58,000 subscribers located in western Pennsylvania and Vermont and are being purchased for an aggregate price of $92,000. Concurrently, Olympus announced the signing of a definitive agreement for the purchase of all of the southeast Florida cable systems of the Leadership Cable division of Fairbanks Communications, Inc., which serve approximately 50,000 cable and security monitoring subscribers, for a purchase price of $94,000.

     On June 28, 1995, Adelphia and other relevant parties terminated their previously announced November 1994 letter of intent to increase by $63,000 to $75,000 the overall investment of Adelphia and the companies it manages (the "Adelphia Group") in cable systems held by Tele-Media Investment Partnership, L.P. and certain other Tele-Media controlled entities (collectively, "Tele-Media").

     As of September 30, 1995, wholly-owned subsidiaries of Adelphia had commitments from a bank to enter into a $190,000 one year loan, the terms of which provide for senior secured notes maturing in October 1996. The initial proceeds from the loan of $43,000, which were drawn in October 1995, were used to repay existing debt totaling $35,000 and for working capital purposes.





B.  Notes Payable to Banks and Institutions:

     The following updates to September 30, 1995 the
            disclosures made in Note 3 to Adelphia's consolidated financial statements contained in the Annual Report.

Commitments for additional borrowings..                         $  190,000
Weighted average interest rate..                                     8.95%
Percentage of principal balance that bears interest
   at fixed rates for at least one year..                            39.6%

C.  Investments:

     Adelphia's nonconsolidated investments are as
follows:
                                                        March 31   Sept. 30
                                                         1995        1995
Investments accounted for using the equity method:
Gross investment:
  Alternate access ventures.......                   $   12,840  $  18,748
  Page Call, Inc.......                                   6,915      7,848
  Other....                                               2,847      2,779
Cumulative equity in net losses                          (1,458)    (1,912)
     Total..                                             21,144     27,463

Investments accounted for using the cost method:
Niagara Frontier Hockey, L.P..                           15,000     15,000
Alternate access ventures.                                2,924      3,141
Commonwealth Security, Inc...                             4,200      4,200
SuperCable.....                                           3,000      3,163
Other.......                                              2,700      3,723
     Total..                                             27,824     29,227

Total investments...                                 $   48,968  $  56,690

D.  Investments and Related Party Receivables:

      The following table summarizes the investments in and receivables from Olympus and related parties:

                                                         March 31  Sept. 30
                                                           1995        1995

Investment in Olympus.                                $  (48,688) $ (51,510)
Amounts due from Olympus....                              60,631     58,876
Amounts due from other related parties - net...           49,691     43,303
                                                     $    61,634  $  50,669

          The investment in Olympus represents a 50% voting interest in such partnership and is being accounted for using the equity method. Summarized unaudited results of operations of Olympus, forthe nine months ended
September 30, 1994 and 1995, are as follows:

                                                          Nine Months Ended
                                                            September 30,
                                                          1994          1995

Revenues.                                            $    72,575 $    85,376
Net loss...                                              (15,610)    (16,235)
Net loss of general partners after priority
 return requirements                                     (62,834)    (61,670)

E. Accounting for Income Taxes:

     The income tax benefit for the six months ended September 30, 1995 was $1,239, which is comprised of current tax expense of $1,123 and a deferred tax benefit of $2,362.

F. Supplemental Cash Flow Information:

     Cash payments for interest were $86,047 and $98,550 for the six months ended September 30, 1994 and 1995, respectively. During the six months ended September 30, 1995, $5,000 of Adelphia Class A Common Stock was issued in conjunction with the WB Cable acquisition by Olympus (see Note A).

G.  Commitments and Contingencies

     Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of material commitments and contingencies.

H.  Recent Accounting Pronouncements:

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which requires adoption no later than fiscal years beginning after December 15, 1995. The new standard defines a fair value method of accounting for stock options and similar equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Pursuant to the new standard, companies are encouraged, but not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," but would be required to disclose in a note to the financial statements pro forma net income and, if presented, earnings per share as if the company had applied the new method of accounting. The accounting requirements of the new method are effective for all employee awards granted after the beginning of the fiscal year of adoption. Adelphia has not yet determined if it will elect to change to the fair value method, nor has it determined the effect the new standard will have on net income and earnings per share should it elect to make such a change. Adoption of the new standard will have no effect on Adelphia's cash flows.


         _________________________________________________

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands)

Results of Operations

     Adelphia Communications Corporation ("Adelphia" or the "Company") earned substantially all of its revenues in the six months ended September 30, 1994 and 1995 from monthly subscriber fees for basic, satellite, premium and ancillary services (such as installations and equipment rentals), local and national advertising sales, pay-per-view programming, home shopping networks and competitive access telecommunications services. Certain changes in the way the Company offers and charges for subscriber services were implemented as of September 1, 1993 under the 1992 Cable Act and the Company's new method of offering certain services. See "Regulatory and Competitive Matters" below.

     The changes in Adelphia's results of operations for the six months ended September 30, 1995, compared to the same period in the prior year, were primarily the result of acquisitions and expanding existing cable television operations.

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

     A subsidiary of the Company, Hyperion Telecommunications, Inc. ("Hyperion") and its subsidiaries owns certain investments in competitive access telecommunications ventures, and manages those investments. As of July 1, 1995, a subsidiary that provides management services with respect to the business operations of those investments was classified an unrestricted subsidiary by the Company's Board of Directors. The capital investments in the joint ventures remain in a restricted subsidiary. The investment in Hyperion resulted in a reduction in the Company's operating income before depreciation and amortization for six-months ended September 30, 1994 and 1995 of $955 and $1,183, respectively. The equity in net loss of Hyperion's joint venture partnerships amounted to $345 and $1,130 for the six months ended September 30, 1994 and 1995, respectively.

     The following tables set forth certain cable television system data for the periods indicated for Company Owned, Olympus and Managed Systems. The "Olympus Systems" are systems currently owned by the Olympus joint venture. The "Managed Systems" are affiliated systems managed by Adelphia.


                                   September 30,
                                         1994           1995     % change
Homes Passed by Cable
Company Owned Systems...               1,263,841      1,357,417       7.4%
Olympus Systems......                    413,349        561,037      35.7%
Managed Systems......                    268,423        415,558      54.8%
Total Systems....                      1,945,613      2,334,012      20.0%

Basic Subscribers
Company Owned Systems...                 949,617      1,000,255       5.3%
Olympus Systems.....                     243,288        337,487      38.7%
Managed Systems.....                     194,721        304,297      56.3%
Total Systems....                      1,387,626      1,642,039      18.3%

 Exclusive of acquisitions, basic subscribers grew 3.1%, 3.2% and 4.3% for Company Owned, Olympus and Managed Systems, respectively, during the twelve months ended September 30, 1995.

     The following table is derived from Adelphia's Interim Consolidated
Financial Statements included in this interim report and sets forth the historical percentage relationship of the components of operating income to revenues contained in such financial statements for the period indicated.

                                   Three Months ended       Six Months Ended
                                      September 30,           September 30,
                                    1994          1995           1994         1995

 Revenues.                             100.0%      100.0%       100.0%      100.0%

Operating expenses:
    Direct operating and programming    29.3%       30.5%        29.5%       30.0%
    Selling, general and administrative 16.6%       17.6%        17.1%       17.5%
    Depreciation and amortization       27.8%       27.0%        26.7%       27.7%

 Operating income.......                26.3%       24.9%        26.7%       24.8%

      Revenues increased approximately 6.9% and11.0%, respectively, for the three and six month periods ended September 30, 1995, compared with the same periods in the prior year.
The increase was attributable to the followng:
                                                        Three         Six
                                                       Months       Months
                                                        Ended        Ended
                                                      Sept. 30    Sept. 30
                                                          1995         1995

Acquisitions                                               31%         56%
Basic subscriber growth.                                   24%         20%
Rate increases                                              0%          0%
Advertising sales and other services                       45%         24%
                                                          100%        100%


     Revenues for the six months ended September 30, 1994 and 1995 fully reflected the repackaging and adjustment of equipment and installation charges, effective in July 1993, and rates for basic services and certain other satellite programming services under CableSelect, the Company's method of offering services that was implemented effective September 1, 1993. Effective October 1, 1995, rates for certain services were increased to reflect increased programming costs and inflation in accordance with applicable rate regulation.

     Operating expenses (exclusive of depreciation and amortization) increased 12.0% and 13.3% for the three and six month periods ended September 30, 1995, compared with the same periods in the prior year, primarily due to the increased operating expenses from acquired systems, increased programming costs and incremental costs associated with increased subscribers.

     Operating income before depreciation and amortization increased 2.6% and 9.0% for the three and six month periods ended September 30, 1995 compared with the same periods of the prior year, primarily due to the impact of acquisitions. Priority investment income increased 17.9% and 9.0% for the three and six month periods ended September 30, 1995. Interest income from affiliates increased 41.6% and 42.8% for the three and six month periods of the current year compared with the same periods of the prior year. EBITDA (earnings before interest, income taxes, depreciation and amortization, equity in net loss of joint ventures and other non-cash charges) increased 5.3% and 9.6% for the three and six month periods ended September 30, 1995 compared with the same periods of the prior year, primarily due to the acquisition of cable systems during the prior fiscal year. Increased revenues and operating expenses during the current periods compared with the prior year periods primarily reflect the impact of acquisitions consummated since September 1994. While EBITDA is not an alternative to operating income as defined by generally accepted accounting principles, the Company's management believes EBITDA is a meaningful measure of performance as substantially all of the Company's financing agreements contain financial covenants based on EBITDA.

     Interest expense increased approximately 9.0% and 11.1% for the three and six months ended September 30, 1995, compared with the same periods of the prior year. The increase in the level of indebtedness, excluding incremental debt related to acquisitions, resulted in approximately 68% of the increase in interest expense during the current quarter and 47% of the increase during the six months ended September 30, 1995. Incremental debt related to acquisitions increased interest expense by approximately 7% and 27% during the three months and six month periods ended September 30, 1995.

     Net loss for the three month and six month periods ended September 30, 1995 increased by 15.6% and 8.9%, respectively, primarily due to an increase in interest expense and additional net losses of acquired systems, partially offset by increased operating income, priority investment income from Olympus and interest income from affiliates.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accountimg Standards No. 123, "Accounting for Stock-Based Compensation," which requires adoption no later than fiscal years beginning after December 15, 1995. The new standard defines a fair value method of accounting for stock options and similar equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Pursuant to the new standard, companies are encouraged, but not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," but would be required to disclose in a note to the financial statements pro forma net income and, if presented, earnings per share as if the company had applied the new method of accounting. The accounting requirements of the new method are effective for all employee awards granted after the beginning of the fiscal year of adoption. Adelphia has not yet determined if it will elect to change to the fair value method, nor has it determined the effect the new standard will have on net income and earnings per share should it elect to make such a change. Adoption of the new standard will have no effect on Adelphia's cash flows.

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

     The Company generally has funded its working capital requirements, capital expenditures and investments in Olympus and other affiliates and entities through long-term borrowings, primarily from banks and insurance companies, short-term borrowings, internally generated funds and the issuance of parent company public debt and equity. The Company generally has funded the principal and interest obligations on its long-term borrowings from banks and insurance companies by refinancing the principal with new loans or through the issuance of parent company debt securities, and by paying the interest out of internally generated funds. Adelphia has funded the interest obligations on its public borrowings from internally generated funds.

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

     At September 30, 1995, the Company's total outstanding debt aggregated $2,090,815, which included $923,801 of parent debt and $1,167,014 of subsidiary debt. At September 30, 1995, certain of the Company's wholly-owned subsidiaries had a commitment from a bank for a $190,000 loan, which is subject to achieving certain levels of operating performance. The terms of the loan provide for senior secured notes maturing in October 1996. The initial proceeds from the loan of $43,000, which were drawn in October 1995, were used to repay existing debt totaling $35,000 and for working capital purposes. Additionally, the bank has committed for a portion of a nine year $690,000 revolving credit facility expected to be completed during the quarter ended March 31, 1996.
A portion of such facility would be utilized to repay the outstanding balance of the term loan due October 1996. The Company had $3,723 in cash and cash equivalents available at September 30, 1995.

     The Company's weighted average interest rate on notes payable to banks and institutions was approximately 8.95% at September 30, 1995 compared to 8.72% at September 30, 1994. At September 30, 1995, approximately 39.6% of such debt was subject to fixed interest rates for at least one year under the terms of such debt or applicable interest rate swap agreements. During the three months ended September 30, 1995 the obligations as a counterparty under certain interest rate swap agreements were assumed by an affiliate of the Company. These interest rate swap agreements have a notional principal amount of $270,000 and expire through November 1998. The Company's obligation under these agreements is unchanged.

     Maturities of debt for the four years and six months after September 30, 1995 are as follows:

          Six months ended March 31, 1996........ 68,762
          Year ended March 31, 1997..............226,137
          Year ended March 31, 1998..............288,007
          Year ended March 31, 1999..............275,359
          Year ended March 31, 2000..............125,751

     On April 12, 1995, Adelphia acquired cable systems from Clear Channels Cable TV Company located in Kittanning, New Bethlehem and Freeport, Pennsylvania, for $17,456. These systems serve approximately 10,700 subscribers. The acquisition of these systems has been accounted for using the purchase method of accounting.
The consolidated statements of operations and cash flows include the operations of the acquired systems since April 12, 1995.

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

     On April 3, 1995, Olympus acquired all of the cable and security systems of WB Cable Associates, Ltd. ("WB Cable") serving approximately 44,000 cable and security monitoring subscribers for a purchase price of $82,000. WB Cable provides cable services from one headend and security monitoring services from one location in West Boca Raton, Florida. Of the purchase price, $77,000 was paid in cash and $5,000 was paid in Adelphia Class A Common Stock. The acquisition has been accounted for under the purchase method of accounting, and was financed principally through borrowings under an Olympus credit agreement.

     On May 12, 1995, an Olympus subsidiary entered into a $475,000 revolving credit facility with several banks, maturing December 31, 2003. The proceeds at closing were used to repay existing bank debt. At September 30, 1995, $74,000 of unused commitments was available.

     On June 12, 1995, Olympus announced the signing of a definitive agreement for the purchase of all of the southeast Florida cable systems of the Leadership Cable division of Fairbanks Communications, Inc., which serve approximately 50,000 cable and security monitoring subscribers, for a purchase price of $94,000, which would include $40,000 in cash and the balance in seller financing.

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


Regulatory and Competitive Matters

     The cable television operations of the Company may be adversely affected by changes and developments in governmental regulation, competitive forces and technology. The cable television industry and the Company are subject to extensive regulation at the federal, state and local levels. Many aspects of such regulation are currently the subject of judicial proceedings and administrative or legislative proceedings or proposals. On October 5, 1992, Congress passed the 1992 Cable Act, which significantly expands the scope of regulation of certain subscriber rates and a number of other matters in the cable industry, such as mandatory carriage of local broadcast stations and retransmission consent, and which will increase the administrative costs of complying with such regulations. The Federal Communications Commission (the "FCC") has adopted rate regulations that establish, on a system-by-system basis, maximum allowable rates for (i) basic and cable programming services (other than programming offered on a per-channel or per-program basis), based upon a benchmark methodology, and (ii) associated equipment and installation services based upon cost plus a reasonable profit. Under the FCC rules, franchising authorities are authorized to regulate rates for basic services and associated equipment and installation services, and the FCC will regulate rates for regulated cable programming services in response to complaints filed with the agency. The original rate regulations became effective on September 1, 1993. Amendments to the rate regulations became effective May 15, 1994. Further amendments were adopted on November 10, 1994.

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

     The FCC has adopted regulations implementing virtually all of the requirements of the 1992 Cable Act. The U.S. Court of Appeals for the District of Columbia Circuit recently upheld all aspects of the FCC's rate regulations except for certain minor matters. As noted above, amendments to the rate regulations have been made and the FCC is also likely to continue to modify, clarify or refine the rate regulations. The Company cannot predict the effect or outcome of future rulemaking proceedings or changes to the rate regulations. Further, because the FCC has only issued its interim rules and has not adopted final cost-of-service rules, the Company has not determined to what extent it will be able to utilize cost-of-service showings to justify rates.

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

     On November 10, 1994, the FCC ruled that, prospectively, any a la carte package will be treated as a regulated tier, except for packages involving premium services. The Company has appealed this ruling to the U.S. Court of Appeals for the District of Columbia Circuit. The Company is currently unable to predict the effect that the amended regulations, future FCC treatment of "a la carte" packages or other future FCC rulemaking proceedings will have on its business and results of operations in future periods. No assurance can be given at this time that such matters will not have a material negative financial impact on the Company's business and results of operations in the future. Also, no assurance can be given as to what other future actions Congress, the FCC or other regulatory authorities may take or the effects thereof on the Company.

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


         _________________________________________________

Item 1.  Legal Proceedings

     None

Item 2.  Changes in Securities

     None

Item 3.  Defaults Upon Senior Securities

     None

Item 4.  Submission of Matters to a Vote of Security Holders

     The annual meeting of the stockholders of the Company was held on September 26, 1995. Stockholders entitled to vote a total of 121,560,727 votes out of 124,808,769 votes attributable to all shares of the Company's outstanding capital stock were represented at the meeting either in person or by proxy. At such meeting, (a) one director (the "Class A Director") was elected by vote of the holders of Class A Common Stock voting as a separate class, (b) seven directors, ("Class A and B Directors") were elected by vote of the holders of Class A Common Stock and the holders of Class B Common Stock voting together, and (c) an amendment to the Certificate of Incorporation of the Company to increase the authorized capital stock from 80,000,000 to 230,000,000 and the authorized number of shares of Class A Common Stock from 50,000,000 to 200,000,000 was approved by the holders of Class A Common Stock and the holders of Class B Common Stock, voting together. The stockholder voting results are as follows:

                          Class of                                  Broker
                          Stock         Vote for         Withheld   Non-Votes
(a)  Class A Director
Elected

 Perry S. Patterson       Class A            12,929,687   165,600         0

b)  Class A and B
Directors Elected

 John J. Rigas            Class A            12,929,687   165,600         0
                          Class B           108,465,440         0         0

 Michael J. Rigas         Class A            12,929,687   165,600         0
                          Class B           108,465,440         0         0

 Timothy J. Rigas         Class A            12,929,687   165,600         0
                          Class B           108,465,440         0         0

 James P. Rigas           Class A            12,929,687   165,600         0
                          Class B           108,465,440         0         0

                          Class of                                  Broker
                          Stock          Vote for        Withheld   Non-Votes

 Daniel R. Milliard       Class A            12,929,687   165,600         0
                          Class B           108,465,440         0         0

 Pete J. Metros           Class A            12,929,687   165,600         0
                          Class B           108,465,440         0         0

 Dennis P. Coyle          Class A            12,929,687   165,600         0
                          Class B           108,465,440         0         0

 (c)  Approval of Amendment to Certificate of Incorporation

Increase in Number of Authorized Shares of
Capital stock and Class A Common stock
                          Class A            12,485,714   609,573         0
                          Class B           108,465,440         0         0


Item 5.  Other Information

     None

Item  6. Exhibits and Reports on Form 8-K

      (a)  Exhibits:

             Exhibit 3.01  Certificate of Incorporation of
                 Adelphia Communications Corporation

             Exhibit 27.01  Financial Data Schedule (
                 supplied for the information of the Commission).

      (b)  Reports on Form 8-K:

             None


         _________________________________________________

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ADELPHIA COMMUNICATIONS CORPORATION

(Registrant)



Date:  November 14, 1995        By:   /s/ Timothy J. Rigas
                                Timothy J. Rigas
                                Executive Vice President
                                (authorized officer), Chief Financial Officer
                                and Chief Accounting Officer