Form 10-Q
period 1995-12-31
ADELPHIA COMMUNICATIONS CORP
filed 1996-02-14
CIK 796486

15

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

    X    Quarterly Report under Section 13 or 15(d) of the Securities Exchange
           Act of 1934
-------

                For the quarterly period ended December 31, 1995

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

At February 14, 1996, 15,364,009 shares of Class A Common Stock, par value $0.01, and 10,944,476 shares of Class B Common Stock, par value $0.01 per share, of the registrant were outstanding.

                     ADELPHIA COMMUNICATIONS CORPORATION

                                   INDEX

                                                                    Page Number

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheets - March 31, 1995 and December 31, 1995.......... 3

Consolidated Statements of Operations - Three and Nine Months Ended
  December 31, 1994 and 1995................................................ 4

Consolidated Statements of Cash Flows - Nine Months Ended
  December 31, 1994 and 1995................................................ 5

Notes to Interim Consolidated Financial Statements.......................... 6

Item 2. Management's Discussion and Analysis of Financial Condition
  and Results of Operations................................................. 9


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.................................................. 17

Item 2.  Changes in Securities.............................................. 17

Item 3.  Defaults Upon Senior Securities.................................... 17

Item 4.  Submission of Matters to a Vote of Security Holders................ 17

Item 5.  Other Information.................................................. 17

Item 6.  Exhibits and Reports on Form 8-K................................... 17


SIGNATURE................................................................... 18

                                                PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

              ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Unaudited)
                      (In thousands, except share amounts)
                                                                    March 31,        Dec. 31,
ASSETS:                                                                1995            1995
                                                                 -------------   ------------

Cable television systems, at cost, net of depreciation and amortization:
     Property, plant and equipment ...........................   $    518,405    $    547,052
     Intangible assets .......................................        546,116         541,300
                                                                  ------------   -------------
          Total ..............................................      1,064,521       1,088,352

Cash and cash equivalents ....................................          5,045          22,802
Investments ..................................................         48,968          60,406
Equity investment in Managed Partnership .....................         18,338          18,338
Subscriber receivables - net .................................         20,433          27,494
Prepaid expenses and other assets - net ......................         48,352          58,768
Related party investments and receivables - net ..............         61,634          65,287
                                                                  ------------   -------------
          Total ..............................................   $  1,267,291    $  1,341,447
                                                                  ============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY):
Notes payable of subsidiaries to banks and institutions ......   $  1,086,350    $  1,204,455
12 1/2% Senior Notes due 2002 ................................        400,000         400,000
10 1/4% Senior Notes due 2000 ................................         99,011          99,120
11 7/8% Senior Debentures due 2004 ...........................        124,470         124,494
9 7/8% Senior Debentures due 2005 ............................        127,994         128,086
9 1/2% Senior Pay-In-Kind Notes due 2004 .....................        164,370         172,178
Other debt ...................................................         19,415          18,801
Accounts payable .............................................         42,872          73,151
Subscriber advance payments and deposits .....................         16,494          13,453
Accrued interest and other liabilities .......................         87,751          92,388
Deferred income taxes ........................................        110,139         106,595
                                                                  ------------   -------------
          Total liabilities ..................................      2,278,866       2,432,721
                                                                  ------------   -------------

Commitments and contingencies (Note G)

Stockholders' equity (deficiency):
  Class A Common  Stock,  $.01 par  value, 50,000,000 and
    200,000,000 shares authorized, respectively;
    14,906,691 and 15,364,009 shares outstanding, respectively            149             154
  Class B Common Stock, $.01 par value, 25,000,000 shares
    authorized and 10,944,476 shares outstanding .............            109             109
  Additional paid-in capital .................................        211,190         216,185
  Accumulated deficit ........................................     (1,223,023)     (1,307,722)
                                                                   ------------   ------------
          Total stockholders' equity (deficiency) ............     (1,011,575)     (1,091,274)
                                                                   ------------   ------------
          Total ..............................................   $  1,267,291    $  1,341,447
                                                                   ============   ============

        See  notes to interim consolidated financial statements.


              ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                    (In thousands, except per share amounts)

                                          Three Months Ended         Nine Months Ended
                                             December 31,               December 31,

                                            1994        1995         1994          1995
                                        ----------   ----------   ----------   ----------

Revenues ............................   $  92,737    $ 102,457    $ 267,552    $ 296,460
                                        ---------    ---------    ---------    ---------

Operating expenses:
  Direct operating and programming ..      27,644       32,066       79,172       90,218
  Selling, general and administrative      16,409       16,981       46,219       50,961
  Depreciation and amortization .....      26,043       25,679       72,799       79,468
                                        ---------    ---------    ---------    ---------
          Total .....................      70,096       74,726      198,190      220,647
                                        ---------    ---------    ---------    ---------

Operating income ....................      22,641       27,731       69,362       75,813
                                        ---------    ---------    ---------    ---------

Other income (expense):
  Interest income from affiliates ...       2,912        2,087        7,667        8,875
  Other income ......................          76         --            939         --
  Priority investment income from
    Olympus .........................       5,575        6,575       16,725       18,725
  Interest expense ..................     (49,668)     (53,281)    (144,993)    (159,159)
  Equity in loss of joint ventures ..      (8,744)     (10,636)     (30,362)     (31,319)
                                        ---------    ---------    ---------    ---------
          Total .....................     (49,849)     (55,255)    (150,024)    (162,878)
                                        ---------    ---------    ---------    ---------

Loss before income taxes ............     (27,208)     (27,524)     (80,662)     (87,065)
Income tax benefit (expense) ........      (1,214)       1,127       (1,318)       2,366
                                        ---------    ---------    ---------    ---------
Net loss ............................   $ (28,422)   $ (26,397)   $ (81,980)   $ (84,699)
                                        =========    =========    =========    =========

Net loss per weighed average share
  of common stock ...................   $   (1.16)   $   (1.00)   $   (3.35)   $   (3.22)
                                        =========    =========    =========    =========

Weighted average shares of
  common stock outstanding ..........      24,452       26,308       24,452       26,303
                                        =========    =========    =========    =========







       See notes to interim consolidated financial statements.


                   ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                       (In thousands)
                                                              Nine Months Ended December 31,
                                                            ----------------------------------
                                                                   1994          1995
                                                              ------------   ----------
Cash flows from operating activities:
  Net loss ..................................................   $ (81,980)   $ (84,699)
    Adjustments to reconcile net loss to net cash provided by
      operating activities:
        Depreciation ........................................      50,616       50,812
        Amortization ........................................      22,183       28,656
        Noncash interest expense ............................       7,322        8,032
        Equity in loss of joint ventures ....................      30,362       31,319
        Deferred income tax expense (benefit) ...............       1,209       (3,544)
        Change  in  operating  assets  and liabilities, net
         of  effects  of acquisitions:
           Subscriber receivables ...........................        (748)      (7,061)
           Prepaid expenses and other assets ................      (9,405)     (21,187)
           Accounts payable .................................      18,682       30,279
           Subscriber advance payments and deposits .........      (2,666)      (3,041)
           Accrued interest and other liabilities ...........       9,576        3,803
                                                                ---------    ---------
Net cash provided by operating activities ...................      45,151       33,369
                                                                ---------    ---------

Cash flows from investing activities:
  Cable television systems acquired .........................     (47,693)     (17,846)
  Expenditures for property, plant and equipment ............     (71,095)     (72,445)
  Amounts invested in and advanced to Olympus and
    related parties .........................................     (44,927)     (27,360)
  Investments in other joint ventures .......................     (26,161)     (13,785)
                                                                ---------    ---------
Net cash used for investing activities ......................    (189,876)    (131,436)
                                                                ---------    ---------

Cash flows from financing activities:
  Proceeds from debt ........................................     110,453      226,469
  Repayments of debt ........................................     (30,872)    (110,645)
                                                                ---------    ---------
Net cash provided by financing activities ...................      79,581      115,824
                                                                ---------    ---------

(Decrease) increase in cash and cash equivalents ............     (65,144)      17,757

Cash and cash equivalents, beginning of period ..............      74,075        5,045
                                                                ---------    ---------

Cash and cash equivalents, end of period ....................   $   8,931    $  22,802
                                                                =========    =========


   See notes to interim consolidated financial statements.

=============================================================================
              ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
=============================================================================
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                             (Dollars in thousands)

     The accompanying unaudited interim financial statements of Adelphia Communications Corporation and its majority owned subsidiaries ("Adelphia" or the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission.

     In the opinion of management, all adjustments, consisting of only normal recurring accruals necessary to present fairly the unaudited results of operations for the three and nine months ended December 31, 1994 and 1995, have been included. These interim consolidated financial statements should be read in conjunction with Adelphia's consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended March 31, 1995 ("Annual Report").

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

      On June 12, 1995, Adelphia announced the signing of a definitive agreement for the purchase of all of the cable systems of First Carolina Cable TV, L.P. These systems together serve approximately 34,000 subscribers located in Vermont and are being purchased for an aggregate price of $48,500.

     On October 27, 1995, certain of the Company's wholly-owned subsidiaries entered into a $190,000 credit facility with a bank maturing in October 1996. Proceeds of $108,000 were used to repay existing debt, for working capital purposes and the remaining $43,500 of the proceeds was used to acquire the cable systems of Eastern Telecom Corporation and Robinson Cable TV, Inc. These systems serve approximately 24,000 subscribers located in western Pennsylvania.

     On January 5, 1996, Olympus acquired all of the southeast Florida cable systems of the Leadership Cable division of Fairbanks Communications, Inc., which serve approximately 50,000 cable and security monitoring subscribers for a purchase price of $95,800. The purchase price consists of $40,000 in cash and a seller note due December 30, 1997 totaling $55,800 plus accrued interest. The cash portion of the acquisition price was financed through borrowings under an Olympus credit agreement.

B.  Notes Payable to Banks and Institutions:

   The following updates to December 31, 1995 the disclosures made in Note 3 to Adelphia's consolidated financial statements contained in the Annual Report:

Commitments for additional borrowings.......................... $92,000
Weighted average interest rate.................................   8.62%
Percentage of principal balance that bears interest
   at fixed rates for at least one year........................     38%


C.  Investments:

     Adelphia's nonconsolidated investments are as follows:
                                                   March 31,   Dec. 31,
                                                     1995        1995
                                                  ----------  ----------
Investments accounted for using the equity method:
Gross investment:
  Alternate access ventures ....................   $ 12,840    $ 20,950
  Page Call, Inc. ..............................      6,915      10,150
  Other ........................................      2,847        --
Cumulative equity in net losses ................     (1,458)     (3,794)
                                                   --------    --------
     Total .....................................     21,144      27,306
                                                   --------    --------

Investments accounted for using the cost method:
Niagara Frontier Hockey, L.P. ..................     15,000      17,750
Alternate access ventures ......................      2,924       4,004
Commonwealth Security, Inc. ....................      4,200       4,200
SuperCable .....................................      3,000       3,163
Other ..........................................      2,700       3,983
                                                   --------    --------
     Total .....................................     27,824      33,100
                                                   --------    --------

Total investments ..............................   $ 48,968    $ 60,406
                                                   ========    ========

D.  Investments and Related Party Receivables:

     The following table summarizes the investments in and receivables from Olympus and related parties:

                                               March 31,   Dec. 31,
                                                 1995        1995
                                               ---------   --------

Investment in Olympus ......................   $(48,688)   $(53,371)
Amounts due from Olympus ...................     60,631      61,644
Amounts due from other related parties - net     49,691      57,014
                                               --------    --------
                                               $ 61,634    $ 65,287
                                               ========    ========

      The investment in Olympus represents a 50% voting interest in such partnership and is being accounted for using the equity method. Summarized unaudited results of operations of Olympus, for the nine months ended September 30, 1994 and 1995, are as follows:

                                                         Nine Months Ended
                                                            September 30
                                                     ------------------------
                                                           1994     1995
                                                         -------  --------

Revenues.............................................$    72,575  $ 85,376
Net loss.............................................    (15,610)  (16,235)
Net loss of general partners after
  priority return requirements.......................    (62,834)  (61,670)

E. Accounting for Income Taxes:

     The income tax benefit for the three months ended December 31, 1995 was $1,127, which is comprised of current tax expense of $55 and a deferred tax benefit of $1,182. For the nine month period ended December 31, 1995 the income tax benefit was $2,366, which is comprised of current tax expense of $1,178 and a deferred tax benefit of $3,544.

F. Supplemental Cash Flow Information:

     Cash payments for interest were $130,151 and $147,111 for the nine months ended December 31, 1994 and 1995, respectively. During the nine months ended December 31, 1995, $5,000 of Adelphia Class A Common Stock was issued in conjunction with the WB Cable acquisition by Olympus (see Note A).

G.  Commitments and Contingencies:

     Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of material commitments and contingencies.

==============================================================================
              ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
==============================================================================
                             (Dollars in thousands)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Adelphia Communications Corporation ("Adelphia" or the "Company") earned substantially all of its revenues in the nine months ended December 31, 1994 and 1995 from monthly subscriber fees for basic, satellite, premium and ancillary services (such as installations and equipment rentals), local and national advertising sales, pay-per-view programming, home shopping networks and competitive access telecommunications services. Certain changes in the way the Company offers and charges for subscriber services were implemented as of September 1, 1993 under the 1992 Cable Act. See "Regulatory and Competitive Matters" below.

     The changes in Adelphia's results of operations for the nine months ended December 31, 1995, compared to the same period in the prior year, were primarily the result of acquisitions and expanding existing cable television operations and the impact of an increase in rates which became effective October 1, 1995.

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

     A subsidiary of the Company, Hyperion Telecommunications, Inc. ("Hyperion") and its subsidiaries owns certain investments in competitive access telecommunications ventures, and manages those investments. As of July 1, 1995, a subsidiary that provides management services with respect to the business operations of those investments was classified an unrestricted subsidiary by the Company's Board of Directors. The capital investments in the joint ventures remain in a restricted subsidiary. The investment in Hyperion resulted in a reduction in the Company's operating income before depreciation and amortization for nine-months ended December 31, 1994 and 1995 of $1,595 and $1,614, respectively. The equity in net loss of Hyperion's joint venture partnerships amounted to $714 and $1,192 for the nine months ended December 31, 1994 and 1995, respectively.

     The following tables set forth certain cable television system data for the periods indicated for Company Owned, Olympus and Managed Systems. The "Olympus Systems" are systems currently owned by the Olympus joint venture. The "Managed Systems" are affiliated systems managed by Adelphia.


                                        December 31,      Percent
                                  ----------------------
                                     1994        1995     Increase
                                  ----------  ---------- ---------
Homes Passed by Cable
Company Owned Systems ........     1,268,531   1,358,116     7.1%
Olympus Systems ..............       415,893     562,330    35.2%
Managed Systems ..............       374,076     415,671    11.1%
                                   ---------   ---------    -----
Total Systems ................     2,058,500   2,336,117    13.5%
                                   =========   =========    =====

Basic Subscribers
Company Owned Systems ........       957,954   1,002,760    4.7%
Olympus Systems ..............       251,933     343,332   36.3%
Managed Systems ..............       284,200     305,758    7.6%
                                   ---------   ---------   -----
Total Systems ................     1,494,087   1,651,850   10.6%
                                   =========   =========   =====

     Exclusive of acquisitions, basic subscribers grew 3.5%, 3.2% and 3.8% for Company Owned, Olympus and Managed Systems, respectively, during the twelve months ended December 31, 1995.

      The  following  table is  derived  from  Adelphia's  Interim  Consolidated
Financial Statements included in this interim report and sets forth the historical percentage relationship of the components of operating income to revenues contained in such financial statements for the period indicated.

                                         Three Months Ended  Nine Months Ended
                                            December 31,        December 31,
                                         ------------------  -------------------
                                             1994     1995    1994     1995
                                           -------  -------  -------- --------

Revenues ..............................     100.0%   100.0%   100.0%   100.0%

Operating expenses:
  Direct operating and programming ....      29.8%    31.3%    29.6%    30.4%
  Selling, general and administrative .      17.7%    16.6%    17.3%    17.2%
  Depreciation and amortization .......      28.1%    25.1%    27.2%    26.8%

Operating income ......................      24.4%    27.0%    25.9%    25.6%

     Revenues increased approximately 10.5% and 10.8%, respectively, for the three and nine month periods ended December 31, 1995, compared with the same periods in the prior year. The increase was attributable to the following:

                                                         Three      Nine
                                                         Months    Months
                                                         Ended     Ended
                                                        Dec. 31,  Dec. 31,
                                                          1995      1995
                                                          ----      ----

Acquisitions ...........................................   20%       44%
Basic subscriber growth ................................   23%       21%
Rate increases .........................................   38%       13%
Advertising sales and other services .......................   19%       22%

     Operating expenses (exclusive of depreciation and amortization) increased 11.3% and 12.6% for the three and nine month periods ended December 31, 1995, compared with the same periods in the prior year, primarily due to the increased operating expenses from acquired systems, increased programming costs and incremental costs associated with increased subscribers.

     Operating income before depreciation and amortization increased 9.7% and 9.2% for the three and nine month periods ended December 31, 1995 compared with the same periods of the prior year. The increase is attributable to a combination of acquisitions, an increase in subscriber rates, internal subscriber growth and the expansion of advertising and other non-cable services. Priority investment income increased 17.9% and 12.0% for the three and nine month periods ended December 31, 1995. EBITDA (earnings before interest, income taxes, depreciation and amortization, equity in net loss of joint ventures and other non-cash charges) increased 8.4% and 9.2% for the three and nine month periods ended December 31, 1995 compared with the same periods of the prior year. While EBITDA is not an alternative to operating income as defined by generally accepted accounting principles, the Company's management believes EBITDA is a meaningful measure of performance as substantially all of the Company's financing agreements contain financial covenants based on EBITDA.

     Interest expense increased approximately 7.3% and 9.8% for the three and nine months ended December 31, 1995, compared with the same periods of the prior year. The increase in the level of indebtedness, excluding incremental debt related to acquisitions, resulted in approximately 84% of the increase in interest expense during the current quarter and 77% of the increase during the nine months ended December 31, 1995. Incremental debt related to acquisitions was responsible for approximately 20% and 30% of the increase in interest expense during the three months and nine month periods ended December 31, 1995. Partially offsetting the impact of these increases in interest expense was the positive impact of a decrease in the average interest rate on total debt outstanding during the three and nine month periods ended December 31, 1995 as compared with the same periods of the prior year.
     Net loss for the three month period ended December 31, 1995 declined by 7.1% compared with the same quarter of the prior year primarily due to increased operating income and increased priority investment income from Olympus, partially offset by increased interest expense and increased equity in net loss of joint ventures. Net loss for the nine month period ended December 31, 1995 increased by 3.3% compared with the same period of the prior year primarily due to an increase in interest expense, partially offset by increased operating income, priority investment income from Olympus and interest income from affiliates.

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

     At December 31, 1995, the Company's total outstanding debt aggregated $2,147,134, which included $923,878 of parent debt and $1,223,256 of subsidiary debt. At December 31, 1995, certain of the Company's wholly-owned subsidiaries had a $190,000 credit facility with a bank, which is subject to achieving certain levels of operating performance. The terms of the loan provide for senior secured notes maturing in October 1996. Proceeds of $108,000 were used to repay existing debt, for working capital purposes and the remaining $43,500 of the proceeds was used to acquire the cable systems of Eastern Telecom Corporation and Robinson Cable TV, Inc. These systems serve approximately 24,000 subscribers located in western Pennsylvania. Additionally, the bank has committed for a portion of a nine year $690,000 revolving credit facility expected to be completed during the quarter ended March 31, 1996. A portion of such facility would be utilized to repay the outstanding balance of the term loan due October 1996. The Company had $22,802 in cash and cash equivalents available at December 31, 1995.

     The Company's weighted average interest rate on notes payable to banks and institutions was approximately 8.62% at December 31, 1995 compared to 9.06% at December 31, 1994. At December 31, 1995, approximately 38% of such debt was subject to fixed interest rates for at least one year under the terms of such debt or applicable interest rate swap agreements. During the three months ended September 30, 1995 the obligations as a counterparty under certain interest rate swap agreements were assumed by an affiliate of the Company. These interest rate swap agreements have a notional principal amount of $270,000 and expire through November 1998. The Company's obligation under these agreements is unchanged.

     Maturities of debt for the four years and three months after December 31, 1995 are as follows:

          Three months ended March 31, 1996.........................$  47,718
          Year ended March 31, 1997.................................. 326,654
          Year ended March 31, 1998.................................  278,724
          Year ended March 31, 1999.................................. 260,226
          Year ended March 31, 2000.................................. 125,918

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

     On June 12, 1995, Adelphia announced the signing of a definitive agreement for the purchase of all of the cable systems of First Carolina Cable TV, L.P. These systems together serve approximately 34,000 subscribers located in Vermont and are being purchased for an aggregate price of $48,500.

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

     On May 12, 1995, an Olympus subsidiary entered into a $475,000 revolving credit facility with several banks, maturing December 31, 2003. The proceeds at closing were used to repay existing bank debt. At December 31, 1995, $56,000 of unused commitments was available.

     On January 5, 1996, Olympus acquired all of the southeast Florida cable systems of the Leadership Cable division of Fairbanks Communications, Inc., which serve approximately 50,000 cable and security monitoring subscribers for a purchase price of $95,800. The purchase price consists of $40,000 in cash and a seller note due December 30, 1997 totaling $55,800 plus accrued interest. The cash portion of the acquisition price was financed through borrowings under an Olympus credit agreement.

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

Regulatory and Competitive Matters

     The cable television operations of the Company may be adversely affected by changes and developments in governmental regulation, competitive forces and technology. The cable television industry and the Company are subject to extensive regulation at the federal, state and local levels. Pursuant to the 1992 Cable Act, which significantly expanded the scope of regulation of subscriber rates and a number of other matters in the cable industry, the Federal Communications Commission (the "FCC") has adopted rate regulations that establish, on a system-by-system basis, maximum allowable rates for (i) basic and cable programming services (other than programming offered on a per-channel or per-program basis), based upon a benchmark methodology, and (ii) associated equipment and installation services based upon cost plus a reasonable profit. Under the FCC rules, franchising authorities are authorized to regulate rates for basic services and associated equipment and installation services, and the FCC will regulate rates for regulated cable programming services in response to complaints filed with the agency. The original rate regulations became effective on September 1, 1993. Several amendments to the rate regulations have subsequently been adopted.

     The original rate regulations required a reduction of existing rates charged for basic services and regulated cable programming services to the greater of (i) the applicable benchmark level or (ii) the rates in force as of September 30, 1992, reduced by 10%, adjusted forward for inflation. The amended regulations generally required a reduction after May 15, 1994, of up to 17 percent from the rates for regulated services in force as of September 30, 1992, adjusted forward for inflation and certain other factors. Rate reductions are not required to the extent that a cable operator at its option elects to use an alternative cost-of-service methodology and shows that rates for basic and cable programming services are reasonable. Refunds with interest are required to be paid by cable operators who are required to reduce regulated rates after September 1, 1993, calculated retroactively from the date of a local franchising authority's decision with regard to basic rates, and from the date a complaint is filed with the FCC with regard to the rates charged for regulated programming services. The rate regulations also limit future increases in regulated rates to an inflation indexed amount plus increases in certain costs such as taxes, franchise fees, costs associated with specific franchise requirements and increased programming costs. Cost-based adjustments to these capped rates can also be made in the event a cable operator adds or deletes channels. On November 10, 1994, the FCC adopted an alternative method for adjusting the rates charged for a cable programming services tier when new services are added. This allows cable operators to increase rates by as much as $1.50 over a two year period to reflect the addition of up to six new channels of service on cable programming service tiers. In addition, a new programming tier can be created, the rate for which would not be regulated as long as certain conditions are met, such as not moving services from existing tiers to the new one. Because of the limitation on rate increases for regulated services, future revenue growth from cable services will rely to a much greater extent than has been true in the past on increased revenues from unregulated services and new subscribers than from increases in previously unregulated rates.

     The FCC has adopted regulations implementing virtually all of the requirements of the 1992 Cable Act. The U.S. Court of Appeals for the District of Columbia Circuit recently upheld all aspects of the FCC's rate regulations except for certain minor matters. As noted above, amendments to the rate regulations have been made and the FCC is also likely to continue to modify, clarify or refine the rate regulations. The Telecommunications Act of 1996 (the "1996 Act"), deregulates the rates for cable programming services on March 31, 1999. The Company cannot predict the effect or outcome of this or future rule making proceedings or changes to the rate regulations.

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

     A letter of inquiry, one of at least 63 sent by the FCC to numerous cable operators, was received by an Olympus System regarding the implementation of this new method of offering services. Olympus responded in writing to the FCC's inquiry. On November 18, 1994, the Cable Services Bureau of the FCC issued a decision holding that the "CableSelect" program was an evasion of the rate regulations and ordered this package to be treated as a regulated tier. This decision, and all other letter of inquiry decisions, were principally decided on the number of programming services moved from regulated tiers to a la carte packages. Adelphia appealed this decision to the full Commission which affirmed the Cable Services Bureau's decision. Adelphia has sought reconsideration of this decision. The Company cannot predict the outcome or effect of this proceeding.

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

     The 1996 Act eliminates the restriction against ownership and operation of cable systems by local telephone companies within their local exchange service areas. Telephone companies are now free to enter the retail video distribution business through any means, such as direct satellite broadcast ("DBS"), multi-channel multipoint distributions systems ("MMDS"), satellite master antenna television ("SMATV") or as traditional franchised cable systems operators. Alternatively, the 1996 Act authorizes local telephone companies to operate "open video systems" without obtaining a local cable franchise, although telephone companies operating such systems can be required to make payments to local governmental bodies in lieu of cable franchise fees. Up to two-thirds of the channel capacity on an "open video system" must be available to programmers unaffiliated with the local telephone company. The open video system concept will replace the FCC's video dialtone rules. The 1996 Act also includes numerous provisions designed to make it easier for cable operators and others to compete directly with local exchange telephone carriers.

     DBS service became available to consumers during 1994. A single DBS satellite can provide more than 100 channels of programming. DBS service can be received virtually anywhere in the United States through the installation of a small outdoor antenna. DBS service is being heavily marketed on a nation-wide basis. The extent to which DBS will be competitive with cable systems will depend on the continued availability of reception equipment and programming at reasonable prices to the consumer.

     The Company believes that the provision of video programming by telephone companies in competition with the Company's existing operations could have an adverse effect on the Company's financial condition and results of operations. At this time, the impact of any such effect is not known or estimable.

------------------------------------------------------------------------------
              ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
------------------------------------------------------------------------------
                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

     None.

Item 2.  Changes in Securities

     None.

Item 3.  Defaults Upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

Item 5.  Other Information

     None.

Item  6. Exhibits and Reports on Form 8-K

      (a)  Exhibits:

             Exhibit 27.01 Financial Data Schedule (supplied for the information of the Commission).

      (b)  Reports on Form 8-K:

     A Form 8-K dated December 7, 1995 was filed during the quarter ended December 31, 1995, which reported information under items 5 and 7 thereof. No financial statements were filed.

------------------------------------------------------------------------------
              ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
------------------------------------------------------------------------------
                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           ADELPHIA COMMUNICATIONS CORPORATION
                                       (Registrant)



Date:  February 14, 1996                   By:   /s/ Timothy J. Rigas
                                               ----------------------
                                               Timothy J. Rigas
                                           Executive Vice President (authorized
                                           officer), Treasurer, Chief Financial
                                           Officer and Chief Accounting Officer

------------------------------------------------------------------------------

------------------------------------------------------------------------------