Form 10-K
period 1996-03-31
ADELPHIA COMMUNICATIONS CORP
filed 1996-06-28
CIK 796486

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


      X Annual Report under Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                    For the fiscal year ended March 31, 1996

    ____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ___________

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
                       P.O. Box 472
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation SK is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the form 10-K or any amendment to the form 10-K. X

Aggregate market value of outstanding Class A Common stock $.01 par value, held by non-affiliates of the Registrant at June 25, 1996 was $63.9 million based on the closing sale price as computed by the NASDAQ National Market system as of that date. For purposes of this calculation only, affiliates are deemed to be directors and executive officers of the Registrant.

 At June 25, 1996, 15,364,009 shares of Class A Common Stock, par value $0.01, and 10,944,476 shares of Class B Common Stock, par value $0.01 per share, of the registrant were outstanding.

                       Documents Incorporated by Reference
Portions of the Proxy Statement for the 1996 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

                   ADELPHIA COMMUNICATIONS CORPORATION

                             TABLE OF CONTENTS



PART I

    ITEM 1.  BUSINESS                                                       2

    ITEM 2.   PROPERTIES                                                   25

    ITEM 3.  LEGAL PROCEEDINGS                                             26

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           26


PART II

    ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS                                         30

    ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA                          31

    ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                          34

    ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                  48

    ITEM  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL  DISCLOSURE                        95


PART III

    ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT           95

    ITEM 11.  EXECUTIVE COMPENSATION                                       95

    ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT                                              95

    ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS               95


PART IV

    ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
               REPORTS ON FORM 8-K                                         96

PART I

ITEM 1.  BUSINESS
(Dollars in thousands, except per share amounts)

Introduction

           Adelphia Communications Corporation ("Adelphia" and, collectively with its subsidiaries, the "Company") is the seventh largest cable television operator in the United States. As of March 31, 1996, cable systems owned or managed by the Company (the "Systems") in the aggregate passed 2,479,420 homes and served 1,752,636 basic subscribers who subscribed for 882,808 premium service units.

           The Company's owned cable systems (the "Company Systems") are located in ten states and are organized into seven regional clusters: Western New York, Virginia, Western Pennsylvania, New England, Eastern Pennsylvania, Ohio and Coastal New Jersey. The Company Systems are located primarily in suburban areas of large and medium-sized cities within the 50 largest television markets ("areas of dominant influence" or "ADIs," as measured by The Arbitron Company). At March 31, 1996, the Company Systems passed 1,422,077 homes and served 1,039,704 basic subscribers and 549,084 premium service units.

           The Company owns a 50% voting interest and non-voting preferred limited partnership interests entitling the Company to a 16.5% priority return in Olympus Communications, L.P. ("Olympus"). Olympus is a joint venture which owns cable systems (the "Olympus Systems") located in some of the fastest growing areas of Florida. The Olympus Systems in Florida form a substantial part of an eighth regional cluster, Southeastern Florida. The Company is the managing general partner of Olympus. As of March 31, 1996, the Olympus Systems passed 631,602 homes and served 403,901 basic subscribers and 200,319 premium service units. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Olympus."

           The Company also provides, for a fee, management and consulting services to certain partnerships and corporations (the "Managed Partnerships"). John J. Rigas and certain members of his immediate family, including entities they own or control (collectively, the "Rigas Family") have substantial ownership interests in the Managed Partnerships. As of March 31, 1996, cable systems (the "Managed Systems") owned by the Managed Partnerships passed 425,741 homes and served 309,031 basic subscribers and 133,405 premium service units.

           John J. Rigas, the Chairman, President, Chief Executive Officer and majority stockholder of Adelphia, is a pioneer in the cable television industry, having built his first system in 1952 in Coudersport, Pennsylvania. Adelphia was incorporated in Delaware on July 1, 1986 for the purpose of reorganizing five cable television companies, then principally owned by the Rigas Family, into a holding company structure in connection with the initial public offering of its Class A Common Stock, $.01 par value. Prior to 1982, the Company grew principally by obtaining municipal cable television franchises to construct new cable television systems. Since 1982, the Company has grown principally by acquiring and developing existing cable systems. The Company's operations consist of providing telecommunications services primarily over its broadband networks. The Company did not have any material foreign operations or foreign sales in the year ended March 31, 1996.

           Unless otherwise stated, the information contained in this Annual Report on Form 10-K is as of March 31, 1996. This Form 10-K, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains certain statements of a forward looking nature relating to future events or the future financial performance of the Company which are forward looking statements under Section 21E of the Securities Exchange Act of 1934. Persons reading this Form 10-K are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, readers should specifically consider the various factors identified in this Form 10-K, which could cause actual events or results to differ materially from those indicated by such forward looking statements.

Video Services

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

           In addition, digital radio and premium service channels, which provide movies, live and taped concerts, sports events and other programming, are offered for an extra monthly charge. At March 31, 1996, over 94% of subscribers of the Systems were also offered pay-per-view programming, which allows the subscriber to order special events or movies and to pay on a per event basis. Local, regional and national advertising time is sold in the majority of the Systems, with commercial advertisements inserted on certain satellite-delivered non-broadcast channels.

Competitive Local Exchange Services

           The Company is currently offering competitive local exchange telecommunications ("CLEC") services through an unrestricted subsidiary, Hyperion Telecommunications, Inc. ("Hyperion"). CLEC carriers can provide businesses and other large telecommunications consumers with local telecommunications services and access to long-distance service carriers via competitive networks that bypass the local telephone company. These competitive access networks also can complement existing networks by providing redundant telecommunications service backup and route diversity for their customers. Hyperion's networks are constructed exclusively with fiber optics plant designed to provide increased quality service and data integrity compared to the existing local telephone company's network.

           The Company expects passage of the Telecommunications Act of 1996 (the "1996 Act") on February 8, 1996 to substantially expand the market opportunities for Hyperion and its networks by removing legal barriers to enter the local exchange telecommunications markets and by requiring the existing local exchange carrier to negotiate with CLECs on many competitive issues. (Based on data compiled by the Federal Communications Commission ("FCC"), the Company believes that passage of the 1996 Act increases the potential market for CLECs from approximately $26.3 billion to approximately $97.1 billion annually due to the opening of the market for switched services which will permit CLECs to offer a full range of local telecommunications services). In the markets where Hyperion's networks are currently operating or are under construction, the addressable market opportunity is estimated to be approximately $4.8 billion, substantially all of which is currently provided by the incumbent local exchange carrier. As of February 28, 1996, Hyperion's 13 operating networks served 19 cities and, along with four networks under construction, included approximately 2,180 route miles of fiber optic cable and were connected to approximately 808 buildings.

                     On April 15, 1996, Hyperion completed a private placement to institutional investors and realized gross proceeds of $175,265 upon issuance of $329,000 aggregate principal amount at maturity of 13% Senior Discount Notes and warrants to purchase an aggregate of 613,427 common shares of Hyperion. If all warrants were exercised, the warrants would represent approximately 5.78% of the common stock of Hyperion on a fully diluted basis. The notes will not require payment of interest until October 15, 2001, and may not be redeemed prior to April 15, 2001. Hyperion is using the net proceeds from the offering to expand its existing markets, to complete construction of new networks, to enter additional markets, to repay certain indebtedness owed to Adelphia, and for working capital purposes.

Residential Telephone Service

                     With the Company's aggressive deployment of fiber optic cable plant and through cooperation with its CLEC subsidiary, Hyperion, the Company is currently positioned to begin offering residential telephone service in select markets prior to December 1996. The Company anticipates selling its own brand of local telephone services, as well as providing third-party telephone service as a reseller of such service. The Company is currently negotiating with a third-party to provide such service in several of its markets.

                     In May 1996, the Company completed successful technical trials of telephone service in its Toms River system located in Dover Township, New Jersey. The Company expects to offer residential telephone service in its Toms River system as soon as New Jersey regulators make it possible for cable companies to compete in the local telephone market. By March 31, 1997, the Company expects its residential telephone service to pass approximately 150,000 homes served by its cable systems, subject to regulatory approvals and equipment delivery.

Cable Data Services

 ...........Cable data services, which consist of residential, institutional and business applications, represent a high speed alternative access to the Internet and other on-line services as compared to traditional telephone based services. Cable data services, which will be available at speeds up to 300 times faster than that available from 28.8 kilobit per second telephone modems, require the computer used to be equipped with an ethernet card and an adjunct cable modem. Other benefits of cable data services include not using the phone line, no log-on required and use of multiple sessions or connections to multiple services simultaneously.

 ...........One-way data service product  offerings  include data  transmitted to either a home computer or the television set. Currently, all of the Company's cable plant is capable of providing one-way data transmission to customers. Because residential data services are highly asymmetrical (some estimates assert that 95% of the data transmission is "downstream" and 5% of the data transmission is "upstream"), cable modems are being produced that utilize the cable plant downstream (with speeds as high as the two way service) and a telephone circuit is used for the upstream data traffic.

 Television data services are implemented through advanced analog set-top boxes currently available. Data can be transmitted to these set-tops and displayed on thetelevision. These one-way data services are currently being evaluated by the Company for possible additional product offerings.

 Two-way data service requires certain electronics capable of delivering a signal from the customer back to the Company's headend. Approximately 29% of the Company Systems have cable plant capable of delivering two-way data transmission service to its customers. The Company is currently evaluating which additional product offerings it may introduce, and the timing of such introduction, to maximize the two-way data service capability of its cable plant.

           In May 1996, the Company completed a successful technical trial of its two-way data services in its Toms River system located in Dover Township, New Jersey. Services launched included high speed access to the Internet, digital audio and interactive games and will be offered to homes, schools, government offices and businesses. While the Toms River launch was successful, such services are not expected to be provided to customers until later in 1996 upon delivery of cable modems and other services.

Other Services

           Adelphia is a 49.9% owner of Page Call, Inc. which was a successful bidder in November 1994 on three regional narrowband PCS licenses, covering 62% of the country's population. Page Call, Inc. is currently in discussions to use its narrowband PCS licenses with a third-party as the basis for a planned nationwide paging service.

           Adelphia began providing wireless messaging services with the formation of Page Time, Inc. in November 1994. Page Time, Inc. offers one-way messaging services for resale to the Company's systems and other multiple system cable operators, by establishing its own reselling arrangements with existing paging network operators. The Company, Olympus and Managed Systems currently provide paging services through Page Time to approximately 12,000 customers.

           In April 1994, Adelphia made a $4,200 investment in Lancaster Alarm Company (d/b/a Commonwealth Security Systems), the largest independent security company in Pennsylvania. Commonwealth Security Systems provides electronic security monitoring services to over 25,000 accounts in the Mid-Atlantic region of the United States. Its five largest markets include Lancaster, Harrisburg, Philadelphia and York, Pennsylvania and Richmond, Virginia. In September 1995, Olympus contributed its security business customers in exchange for a 50.36% general and limited partnership interest in Starpoint, L.P. (d/b/a Checkpoint Ltd.), a security services company providing residential security services to approximately 23,000 accounts in the state of Florida as of March 31, 1996.

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

           The Company considers technological innovation to be an important component of cost-effective improvement of its product and customer satisfaction. Through the use of fiber optic cable and other technological improvements, the Company has increased system reliability, channel capacity and its ability to deliver advanced cable television, data transmission and telephony services. These improvements have enhanced customer service, reduced operating expenses and allowed the Company to introduce additional services, such as impulse-ordered pay-per-view programming, which expand customer choices and increase Company revenues. The Company has developed new cable construction architecture which allows it to readily deploy fiber optic cable in its systems. Management believes that the Company is among the leaders of the cable industry in the deployment of fiber optic cable.

Development of the Systems

           The Company has focused on acquiring and developing systems in markets which have favorable historical growth trends. The Company believes that the strong household growth trends in its Systems' market areas are a key factor in positioning itself for future growth in basic subscribers.

           Since 1982, the Company has grown principally by acquiring new cable systems and by developing existing cable systems. On June 16, 1994, Adelphia invested $34,000 for a majority equity position in TMC Holdings Corporation ("THC"), the parent of Tele-Media Company of Western Connecticut. THC owns cable television systems which served approximately 43,000 subscribers at the acquisition date in Western Connecticut. On June 30, 1994, Adelphia acquired from Olympus 85% of the common stock of Northeast Cable, Inc. ("Northeast Cable") for a purchase price of $31,875. Northeast Cable owns cable television systems which served approximately 36,500 subscribers, at the acquisition date, in Eastern Pennsylvania. On January 10, 1995, Adelphia issued 399,087 shares of Class A Common Stock in connection with the merger of a wholly-owned subsidiary of Adelphia into Oxford Cablevision, Inc. ("Oxford"), one of the Benjamin Terry family (the "Terry Family") cable systems. Oxford served approximately 4,200 subscribers, at the acquisition date, located in the North Carolina counties of Granville and Warren. On January 31, 1995, the Company acquired Tele-Media of Martha's Vineyard, L.P. for $11,775, a cable system which served, at the date of acquisition, approximately 7,000 subscribers in Martha's Vineyard, Massachusetts. On April 12, 1995, Adelphia acquired cable systems from Clear Channels Cable TV Company located in Kittanning, New Bethlehem and Freeport, Pennsylvania, for $17,456. These systems served approximately 10,700 subscribers at the acquisition date. On January 9, 1996, Adelphia completed the acquisition of the cable systems of Eastern Telecom Corporation and Robinson Cable TV, Inc. for $43,000. These systems served approximately 24,000 subscribers at the acquisition date located in western Pennsylvania. On April 1, 1996, Adelphia purchased the cable property of Cable TV Fund 11-B, Ltd. from Jones Intercable. This system was acquired for $84,000 and served approximately 39,700 subscribers at the acquisition date in the New York counties of Erie and Niagara.

           On February 28, 1995, ACP Holdings, Inc., a wholly owned subsidiary and managing general partner of Olympus, certain shareholders of Adelphia, Olympus and various Telesat Entities ("Telesat"), wholly-owned subsidiaries of FPL Group, Inc., entered into an investment agreement whereby Telesat agreed to contribute to Olympus substantially all of the assets associated with certain cable television systems, which served approximately 50,000 subscribers at February 28, 1995 in southern Florida, in exchange for general and limited partner interests and newly issued preferred limited partner interests in Olympus. On April 3, 1995, Olympus purchased all of the cable and security systems of WB Cable Associates, Ltd. ("WB Cable") which served approximately 44,000 cable and security monitoring subscribers at the date of acquisition, for a purchase price of $82,000. WB Cable provides cable service from one headend and security monitoring services from one location in West Boca Raton, Florida. On January 5, 1996, Olympus acquired all of the southeast Florida cable systems of the Leadership Cable of Fairbanks Communications, Inc., which served approximately 50,000 cable and security monitoring subscribers at the acquisition date for a purchase price of $95,800.

           The Company will continue to evaluate new opportunities that allow for the expansion of its business through the acquisition of additional cable television systems in geographic proximity to its existing regional market areas or in locations that can serve as the basis for new market areas, either directly or indirectly through joint ventures, where appropriate.

           The following table indicates the growth of the Company Systems and Olympus Systems by summarizing the number of homes passed by cable and the number of basic subscribers for each of the five years in the period ended March 31, 1996. The table also indicates the numerical growth in subscribers attributable to acquisitions and the numerical and percentage growth attributable to internal growth. For the period April 1, 1991 through March 31, 1996, 68% of aggregate internal basic subscriber growth for both the Company Systems and the Olympus Systems was derived from internal growth in homes passed, while the remaining 32% of such aggregate growth was derived from penetration increases.

- -----------------------------------------------------------------------------------------------------

                                                       Year Ended March 31,
                                          -----------------------------------------------------------
                                              1992        1993        1994        1995        1996
                                          ----------  ----------  ----------  ----------  ----------
COMPANY SYSTEMS:
Homes passed (b)
Beginning of Period ....................   1,117,401   1,145,308   1,172,755   1,207,425   1,340,808
Internal Growth (c) ....................      27,907      20,507      10,623      39,012      30,665
% Internal Growth ......................        2.5%        1.8%        0.9%        3.2%        2.3%
Acquired Homes Passed ..................                   6,940      24,047      94,371      50,604
End of Period ..........................   1,145,308   1,172,755   1,207,425   1,340,808   1,422,077

Basic subscribers (d)
Beginning of Period ....................     800,551     825,553     852,335     888,167     975,066
Internal Growth (c) ....................      25,002      21,216      17,355      31,651      29,215
% Internal Growth ......................        3.1%        2.6%        2.0%        3.6%        3.0%
Acquired Subscribers ...................                   5,566      18,477      55,248      35,423
End of Period ..........................     825,553     852,335     888,167     975,066   1,039,704
Basic Penetration (e) ..................       72.1%       72.7%       73.6%       72.7%       73.1%

OLYMPUS SYSTEMS (a):
Homes passed (b)
Beginning of Period ....................     391,342     408,616     386,971     406,753     512,052
Internal Growth (c) ....................      17,274     (21,645)     19,782      11,911      12,050
% Internal Growth ......................        4.4%       (5.3%)       5.1%        2.9%        2.4%
Acquired Homes Passed ..................                                          93,388     107,500
End of Period ..........................     408,616     386,971     406,753     512,052     631,602

Basic subscribers (d)
Beginning of Period ....................     224,488     237,766     211,025     239,357     306,317
Internal Growth (c) ....................      13,278     (26,741)     28,332      19,198       9,329
% Internal Growth ......................        5.9%      (11.2%)      13.4%        8.0%        3.0%
Acquired Subscribers ...................                                          47,762      88,255
End of Period ..........................     237,766     211,025     239,357     306,317     403,901
Basic Penetration (e) ..................       58.2%       54.5%       58.8%       59.8%       63.9%

- -------------------------------------------------------------------------------

           (a) Data included for the South Dade System at March 31, 1993, 1994 ,1995 and 1996 reflects actual homes passed and basic subscribers. At July 31, 1992, prior to Hurricane Andrew, the South Dade system had 157,992 homes passed by cable and 71,193 basic subscribers, respectively. At March 31, 1993, 1994, 1995 and 1996, the South Dade system served 40,999, 65,398, 74,601 and 80,725 basic subscribers, respectively.

           Data for the Northeast Cable System is included under Company Systems and excluded from the Olympus Systems for all periods presented.

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

Market Areas

          The Systems are "clustered" in eight market areas in the eastern portion of the United States as follows:

     MARKET AREA                                       LOCATION OF SYSTEMS

Southeastern Florida                                  Portions of southern Dade
                                                      Citrus, Orange,
                                                      Hillsborough, Palm Beach,
                                                      Martin and St. Lucie
                                                      Counties and Hilton Head,
                                                      South Carolina

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

Eastern Pennsylvania                                  Suburbs of Philadelphia
                                                      and suburbs of Scranton

Ohio                                                  Suburbs of Cleveland and
                                                      the city of Mansfield and
                                                      surrounding communities,
                                                      Mt. Vernon and portions of
                                                      Kalamazoo County, Michigan

Coastal New Jersey                                    Ocean County, New Jersey

           The following table summarizes by market area the homes passed by cable, basic subscribers and premium service units for the Systems as of March 31, 1996.



                                                         Homes        Basic           Basic     Premium     Premium
                                                        Passed     Subscribers     Penetration    Units   Penetration
                                                     -----------   -----------   -------------  ---------  ----------

COMPANY SYSTEMS:
Western New York .................................       297,893       213,068           71.53%   119,381     56.03%
New England ......................................       260,542       183,819           70.55%   108,517     59.03%
Virginia .........................................       228,588       174,019           76.13%    77,354     44.45%
Western Pennsylvania .............................       216,052       159,272           73.72%    63,726     40.01%
Ohio .............................................       168,332       121,960           72.45%    66,131     54.22%
Coastal New Jersey ...............................       125,646        98,304           78.24%    53,917     54.85%
Eastern Pennsylvania .............................       125,024        89,262           71.40%    60,058     67.28%

TOTAL ............................................     1,422,077     1,039,704           73.11%   549,084     52.81%
                                                     ===========   ===========   =============  =========  =========

OLYMPUS SYSTEMS:
Southeastern Florida .............................       631,602       403,901           63.95%   200,319     49.60%
                                                     ===========   ===========   =============  =========  =========

MANAGED SYSTEMS:
Southeastern Florida .............................       177,081       147,476           83.28%    37,523     25.44%
Virginia .........................................       107,673        71,729           66.62%    33,891     47.25%
Western New York .................................        70,178        41,053           58.50%    29,433     71.70%
Western Pennsylvania .............................        35,961        25,019           69.57%     8,762     35.02%
Eastern Pennsylvania .............................        34,848        23,754           68.16%    23,796    100.18%

TOTAL ............................................       425,741       309,031           72.59%   133,405     43.17%
                                                     ===========   ===========   =============  =========  =========
TOTAL SYSTEMS:
Southeastern Florida .............................       808,683       551,377           68.18%   237,842     43.14%
Western New York .................................       368,071       254,121           69.04%   148,814     58.56%
Virginia .........................................       336,261       245,748           73.08%   111,245     45.27%
New England ......................................       260,542       183,819           70.55%   108,517     59.03%
Western Pennsylvania .............................       252,013       184,291           73.13%    72,488     39.33%
Ohio .............................................       168,332       121,960           72.45%    66,131     54.22%
Eastern Pennsylvania .............................       159,872       113,016           70.69%    83,854     74.20%
Coastal New Jersey ...............................       125,646        98,304           78.24%    53,917     54.85%

TOTAL ............................................     2,479,420     1,752,636           70.69%   882,808     50.37%
                                                     ===========   ===========   =============  =========  =========




Financial Information

           The financial data regarding the Company's revenues, results of operations and identifiable assets for each of the Company's last three fiscal years is set forth in, and incorporated herein by reference to, Item 8, Financial Statements and Supplementary Data of this Form 10-K.

Technological Developments

           The Company has made a substantial commitment to the technological development of the Systems and has actively sought to upgrade the technical capabilities of its cable plant in a cost efficient manner. This development will allow the Company to further increase the reliability of its services, to increase channel capacity for the delivery of additional programming and to provide new telecommunications services. Currently, all of the Systems have a minimum of 35-channel capacity and are capable of delivering one-way data transmission and digital video services. Further, over 94% of the subscribers to the Systems are served with "addressable capable" technology, which permits the cable operator to remotely activate the cable television services to be delivered to subscribers who are equipped with addressable converters. With addressable converters, the Company can immediately add to or reduce the services provided to a subscriber from the Company's headend site, without the need to dispatch a service technician to the subscriber's home. Addressable technology has allowed the Company to offer pay-per-view programming. This technology has assisted the Company in reducing pay service theft and, by allowing the Company to automatically cut off a subscriber's service, has been effective in collecting delinquent subscriber payments.

           In most of its recent upgrades, the Company has utilized a Modified Passive Network Architecture ("MPNA") which utilizes fiber optic cable as an alternative to the coaxial cable that historically has been used to distribute cable signals to the subscriber's home. The MPNA design deploys on average one fiber node for every two miles of fiber optic cable, or approximately one fiber node for every 180 homes passed. The Company believes this compares favorably with current industry averages. This deep penetration of fiber optic cable into the Systems' networks has the advantages of providing increased reliability to customers, improved bandwidth and easier implementation of the return path plant capabilities. This will position the Company to offer additional video programming services, to utilize the expanded bandwidth potential of digital compression technology and to meet the anticipated transmission requirements for high-definition television, digital television, high-speed data and telephone services.

           The following table summarizes the status of the cable plant and service capabilities of the Systems as of March 31, 1996:




                                                STATUS OF CABLE PLANT AT MARCH 31, 1996

                                                          Company              Olympus               Managed               Total
                                                          Systems              Systems               Systems              Systems
                                                       ----------------     ----------------       ---------------   -------------
  Cable Plant Characteristics:
    Plant miles                                                 20,996                7,267                 6,166           34,429
    Fiber route miles                                            2,394                  290                   331            3,015
    Fiber Strand miles                                          50,617                7,526                 6,877           65,020
    Fiber nodes                                                  1,601                  110                   237            1,948
    Homes passed per fiber node                                    888                5,742                 1,796            1,273

  Channel Capacity (Plant Miles):
    Less than 400 Mhz                                            5,626                   39                 2,927            8,592
    400 Mhz up to 550 Mhz                                        7,934                6,051                 1,739           15,724
    550 Mhz or more                                              7,436                1,177                 1,500           10,113
    Total plant miles                                           20,996                7,267                 6,166           34,429

  Channel Capacity (Percent of Plant Miles):
    Less than 400 Mhz                                            26.8%                 0.5%                 47.5%            25.0%
    400 Mhz up to 550 Mhz                                        37.8%                83.3%                 28.2%            45.6%
    550 Mhz or more                                              35.4%                16.2%                 24.3%            29.4%
    Total plant miles                                           100.0%               100.0%                100.0%           100.0%

  Services Capability (as a percent of total plant miles):
    Digital video                                               100.0%               100.0%                100.0%           100.0%
    Interactive video (a)                                        29.0%                 9.3%                 21.1%            23.4%
    One-way data transmission                                   100.0%               100.0%                100.0%           100.0%
    Two-way data transmission (a)                                29.0%                 9.3%                 21.1%            23.4%
    Residential telephone (a)                                    11.9%                 0.0%                  9.6%             9.0%


           (a) Service capability denotes cable plant with sufficient bandwidth and fiber penetration to provide such services. In some systems, certain electronics to deliver the return signal would be necessary to provide these services. The Company estimates that additional capital to install these electronics would, on average, cost an additional $15 per home passed.


Subscriber Services and Rates

           The Company's revenues are derived principally from monthly subscription fees for basic, satellite and premium services. Rates to subscribers vary from market to market and in accordance with the type of service selected. Although services vary from system to system because of differences in channel capacity and viewer interests, each of the Systems typically offers a basic service package ranging from $8.00 to $15.00 per month. As described herein, the Systems currently offer certain satellite services through CableSelect, at monthly per channel rates ranging from $.10 to $1.25 per channel, and in discounted packages. The Systems' monthly rates for premium services range from $7.00 to $13.00 per service. An installation fee, which the Company may wholly or partially waive during a promotional period, is usually charged to new subscribers. Subscribers are free to terminate cable service at any time without charge, but often are charged a fee for reconnection or change of service.

           The Cable Communications Policy Act of 1984 (the "1984 Cable Act," as amended by the 1992 Cable Act), deregulated basic service rates for systems in communities meeting the FCC's definition of effective competition. Pursuant to the FCC's definition of effective competition adopted following enactment of the 1984 Cable Act, substantially all of the Company's franchises were rate deregulated. However, in June 1991, the FCC amended its effective competition standard, which increased the number of cable systems which could be subject to local rate regulation. The 1992 Cable Act contains a new definition of effective competition under which nearly all cable systems in the United States are subject to regulation of basic service rates. Additionally, the legislation (i) eliminated the 5% annual basic rate increase allowed by the 1984 Cable Act without local approval; (ii) allows the FCC to adjudicate the reasonableness of rates for non-basic service tiers, other than premium services, for cable systems not subject to effective competition in response to complaints filed by franchising authorities and/or cable subscribers; (iii) prohibits cable systems from requiring subscribers to purchase service tiers above basic service in order to purchase premium services if the system is technically capable of doing so; (iv) allows the FCC to impose restrictions on the retiering and rearrangement of cable services under certain circumstances; and (v) permits the FCC and franchising authorities more latitude in controlling rates and rejecting rate increase requests. The 1996 Act ends FCC regulation on nonbasic tier rates on March 31, 1999. See "Legislation and Regulation."

           For a discussion of the changes in the Company's method of offering services to its subscribers implemented in September 1993 and recent FCC rate regulation and related developments, see "Legislation and Regulation" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulatory and Competitive Matters."

Franchises

           The 1984 Cable Act provides that cable operators may not offer cable service to a particular community without a franchise unless such operator was lawfully providing service to the community on July 1, 1984 and the franchising authority does not require a franchise. The Systems operate pursuant to franchises or other authorizations issued by governmental authorities, substantially all of which are nonexclusive. Such franchises or authorizations awarded by a governmental authority generally are not transferable without the consent of the authority. As of March 31, 1996, the Company held 460 franchises, Olympus held 118 franchises and the Managed Systems held 125 franchises. Most of these franchises can be terminated prior to their stated expiration by the relevant governmental authority, after due process, for breach of material provisions of the franchise.

           Under the terms of most of the Company's franchises, a franchise fee (generally ranging up to 5% of the gross revenues of the cable system) is payable to the governmental authority. For the past three years, franchise fee payments made by the Company have averaged approximately 2.5% of gross system revenues.

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

Competition

           Although the Company and the cable television industry have historically faced modest competition, the competitive landscape is changing and competition will increase. The Company believes that the increase in competition within its communities will occur gradually over a period of time.

           At the present time, cable television systems compete with other communications and entertainment media, including off-air television broadcast signals which a viewer is able to receive directly using the viewer's own television set and antenna. The extent to which a cable system competes with over-the-air broadcasting depends upon the quality and quantity of the broadcast signals available by direct antenna reception compared to the quality and quantity of such signals and alternative services offered by a cable system. In many areas, television signals which constitute a substantial part of basic service can be received by viewers who use their own antennas. Local television reception for residents of apartment buildings or other multi-unit dwelling complexes may be aided by use of private master antenna services. Cable systems also face competition from alternative methods of distributing and receiving television signals and from other sources of entertainment such as live sporting events, movie theaters and home video products, including videotape recorders and cassette players. In recent years, the FCC has adopted policies providing for authorization of new technologies and more favorable operating environment for certain existing technologies that provide, or may provide, substantial additional competition for cable television systems. The extent to which cable television service is competitive depends in significant part upon the cable television system's ability to provide an even greater variety of programming than that available off-air or through competitive alternative delivery sources. In addition, certain provisions of the 1992 Cable Act and the 1996 Act are expected to increase competition significantly in the cable industry. See "Legislation and Regulation."

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

           In recent years, the FCC and the Congress have adopted policies providing a more favorable operating environment for new and existing technologies that provide, or have the potential to provide, substantial competition to cable systems. These technologies include, among others, the direct broadcast satellite ("DBS") service whereby signals are transmitted by satellite to receiving facilities located on the premises of subscribers. Programming is currently available to the owners of home satellite dish earth stations through conventional, medium and high-powered satellites. Primestar Partners L.P. ("Primestar"), a consortium comprised of cable operators and a satellite company, commenced operation in 1990 of a medium-power DBS satellite system using the Ku portion of the frequency spectrum and currently provides service consisting of approximately 95 channels of programming, including broadcast signals and pay-per-view services. DirecTV, which recently added AT&T Corp. as an investor, began offering nationwide high-power DBS service in 1994 accompanied by extensive marketing efforts. Several other major companies are preparing to develop and operate high-power DBS systems, including MCI Communications Corp. and News Corp. DBS systems are expected to use video compression technology to increase the channel capacity of their systems to provide movies, broadcast stations and other program services competitive with those of cable systems. The extent to which DBS systems are competitive with the service provided by cable systems depends, among other things, on the availability of reception equipment at reasonable prices and on the ability of DBS operators to provide competitive programming.

           Cable communications systems also compete with wireless program distribution services such as multichannel, multipoint distribution service ("MMDS"), commonly called wireless cable systems, which use low-power microwave frequencies to transmit video programming over-the-air to subscribers. There are MMDS operators who are authorized to provide or are providing broadcast and satellite programming to subscribers in areas served by the Company's Systems. MMDS systems are less capital intensive, are not required to obtain local franchises or to pay franchise fees and are subject to fewer regulatory requirements than cable television systems. MMDS systems' ability to compete with cable television systems has previously been limited by channel capacity, the inability to obtain programming and regulatory delays. Recently, however, MMDS systems have developed digital compression technology which provides for more channel capacity and better signal delivery. Although relatively few MMDS systems in the United States are currently in operation or under construction, virtually all markets have been licensed or tentatively licensed. A series of actions taken by the FCC, including reallocating certain frequencies to wireless services, are intended to facilitate the development of wireless cable television spectrum that will be used by wireless operators to provide additional channels of programming over longer distances. The FCC also initiated a new rulemaking proceeding to allocate frequencies in the 28 Ghz band for a new multichannel wireless video service. Recently, several Regional Bell Operating Companies ("BOCs") acquired interests in major MMDS companies. The Company is unable to predict whether wireless video services will have a material impact on its operations.

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

           Due to the widespread availability of reasonably-priced earth stations, SMATV systems can offer both improved reception of local television stations and many of the same satellite-delivered program services which are offered by franchised cable television systems. Further, while a franchised cable television system typically is obligated to extend service to all areas of a community regardless of population density or economic risk, the SMATV system may confine its operation to small areas that are easy to serve and more likely to be profitable. Under the 1996 Act, SMATV systems can interconnect non-commonly owned buildings without having to comply with local, state and federal regulatory requirements that are imposed upon cable systems providing similar services, as long as they do not use public rights-of-way. However, a SMATV system is subject to the 1984 Cable Act's franchise requirement if it uses physically closed transmission paths such as wires or cable to interconnect separately owned and managed buildings if its lines use or cross any public right-of-way. In some cases, SMATV operators may be able to charge a lower price than could a cable system providing comparable services and the FCC's regulations implementing the 1992 Cable Act limit a cable operator's ability to reduce its rates to meet this competition. Furthermore, the U.S. Copyright Office has tentatively concluded that SMATV systems are "cable systems" for purposes of qualifying for the compulsory copyright license established for cable systems by federal law. This decision may help make SMATV systems more competitive with traditional cable systems. See "Legislation and Regulation - Federal Regulation - Copyright." The 1992 Cable Act prohibits the common ownership of cable systems and SMATV facilities serving the same area. However, a cable operator can purchase a SMATV system serving the same area and technically integrate it into the cable system.

           The FCC has authorized a new interactive television service which will permit non-video transmission of information between an individual's home and entertainment and information service providers. This service will provide an alternative means for DBS systems and other video programming distributors, including television stations, to initiate the new interactive television services. This service may also be used by the cable television industry.

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

           The 1996 Act eliminates the restriction against ownership and operation of cable systems by local telephone companies within their local exchange service areas. Telephone companies are now free to enter the retail video distribution business through any means, such as DBS, MMDS, SMATV or as traditional franchised cable system operators. Alternatively, the 1996 Act authorizes local telephone companies to operate "open video systems" without obtaining a local cable franchise, although telephone companies operating such systems can be required to make payments to local governmental bodies in lieu of cable franchise fees. Up to two-thirds of the channel capacity of an "open video system" must be available to programmers unaffiliated with the local telephone company. The open video system concept replaces the FCC's video dialtone rules. The 1996 Act also includes numerous provisions designed to make it easier for cable operators and others to compete directly with local exchange telephone carriers. With certain limited exceptions, neither a local exchange carrier nor a cable operator can acquire more than 10% of the other entity operating within its own service area.

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

Employees

           At June 22, 1996, there were 2,877 full-time employees of the Company, of which 106 employees were covered by collective bargaining agreements at three locations. The Company considers its relations with its employees to be good.

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

Cable Communications Policy Act of 1984 (the "1984 Cable Act")

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

           Various cable operators have filed actions in the United States District Court in the District of Columbia challenging the constitutionality of several sections of the 1992 Cable Act. Pursuant to special jurisdictional provisions in the 1992 Cable Act, a challenge to the must-carry provisions of the Act was heard by a three-judge panel of the District Court. On April 8, 1993, the three-judge court granted a summary judgment for the government upholding the constitutional validity of the must-carry provisions of the 1992 Cable Act. That decision was appealed directly to the U.S. Supreme Court. The plaintiffs in that case unsuccessfully sought an injunction pending appeal of the District Court's decision. On June 27, 1994, the Supreme Court vacated the District Court decision and remanded the case for further proceedings. On December 12, 1995, the District Court again upheld the must-carry provisions. The Supreme Court has again agreed to review the District Court's decision.

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

Telecommunications Acts of 1996 (the "1996 Act")

           The 1996 Act significantly revised the federal regulatory structure. As it pertains to cable television, the 1996 Act, among other things, (i) eliminates the regulation of certain nonbasic programming services in 1999; (ii) expands the definition of effective competition, the existence of which displaces rate regulation; (iii) eliminates the restriction against the ownership and operation of cable systems by telephone companies within their local exchange service areas; and (iv) liberalizes certain of the FCC's cross-ownership restrictions. The FCC will have to conduct a number of rulemaking proceedings in order to implement many of the provisions of the 1996 Act.

Federal Regulation

           The FCC, the principal federal regulatory agency with jurisdiction over cable television, has promulgated regulations covering such areas as the registration of cable systems, cross-ownership between cable systems and other communications businesses, carriage of television broadcast programming, consumer education and lockbox enforcement, origination cablecasting and sponsorship identification, children's programming, the regulation of basic cable service rates in areas where cable systems are not subject to effective competition, signal leakage and frequency use, technical performance, maintenance of various records, equal employment opportunity, and antenna structure notification, marking and lighting. The FCC has the authority to enforce these regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities often used in connection with cable operations. Furthermore, the 1992 Cable Act required the FCC to adopt implementing regulations covering, among other things, cable rates, signal carriage, consumer protection and customer service, leased access, indecent programming, programmer access to cable television systems, programming agreements, technical standards, consumer electronics equipment compatibility, ownership of home wiring, program exclusivity, equal employment opportunity, and various aspects of direct broadcast satellite system ownership and operation. The 1996 Act requires certain changes to various provisions of these regulations. A brief summary of the most material federal regulations as adopted to date follows.

           Rate Regulation. The 1984 Cable Act codified existing FCC preemption of rate regulation for premium channels and optional nonbasic program tiers. The 1984 Cable Act also deregulated basic cable rates for cable television systems determined by the FCC to be subject to effective competition. The 1992 Cable Act substantially changed the statutory and FCC rate regulation standards. The 1992 Cable Act replaced the FCC's old standard for determining effective competition, under which most cable systems were not subject to local rate regulation, with a statutory provision that has resulted in nearly all cable television systems becoming subject to local rate regulation of basic service. The 1996 Act expands the definition of effective competition to cover situations where a local telephone company or its affiliate, or any multichannel video provider using telephone company facilities, offers comparable video service by any means except DBS. Satisfaction of this test deregulates both basic and nonbasic tiers. Additionally, the 1992 Cable Act eliminated the 5% annual rate increase for basic service previously allowed by the 1984 Cable Act without local approval; required the FCC to adopt a formula, for franchising authorities to enforce, to assure that basic cable rates are reasonable; allows the FCC to review rates for nonbasic service tiers (other than per-channel or per-program services) in response to complaints filed by franchising authorities; prohibits cable television systems from requiring customers to purchase service tiers above basic service in order to purchase premium services if the system is technically capable of doing so; required the FCC to adopt regulations to establish, on the basis of actual costs, the price for installation of cable service, remote controls, converter boxes and additional outlets; and allows the FCC to impose restrictions on the retiering and rearrangement of cable services under certain limited circumstances. The 1996 Act ends FCC regulation of nonbasic tier rates on March 31, 1999.

           The FCC's regulations set standards for the regulation of basic and nonbasic cable service rates (other than per-channel or per-program services). The FCC's original rules became effective on September 1, 1993. The rules have been amended several times. The rate regulations adopt a benchmark price cap system for measuring the reasonableness of existing basic and nonbasic service rates, and a formula for evaluating future rate increases. Alternatively, cable operators have the opportunity to make cost-of-service showings which, in some cases, may justify rates above the applicable benchmarks. The rules also require that charges for cable-related equipment (e.g., converter boxes and remote control devices) and installation services be unbundled from the provision of cable service and based upon actual costs plus a reasonable profit. Local franchising authorities and/or the FCC are empowered to order a reduction of existing rates which exceed the benchmark level for either basic and/or nonbasic cable services and associated equipment, and refunds could be required. The retroactive refund period for basic cable service rates is limited to one year. In general, the reductions for basic and nonbasic cable service rates require an aggregate reduction of up to 17 percent, adjusted forward for inflation and certain other factors, from the rates in force as of September 30, 1992. The regulations also provide that future rate increases may not exceed an inflation-indexed amount, plus increases in certain costs beyond the cable operator's control, such as taxes, franchise fees and increased programming costs. Cost-based adjustments to these capped rates can also be made in the event a cable operator adds or deletes programming channels or completes a significant system rebuild or upgrade. The November 10, 1994 amendments incorporated an alternative method for adjusting the rate charged for a regulated nonbasic service tier when new services are added. This method allows cable operators to increase rates by as much as $1.50 over a two year period to reflect the addition of up to seven new channels of service on regulated nonbasic tiers. In addition, new product tiers consisting of services new to the cable system can be created free of rate regulation as long as certain conditions are met such as not moving services from the existing tiers to the new tier. A significant number of franchising authorities have become certified by the FCC to regulate the rates charged by the Company for basic cable service and for associated equipment. Complaints have also been filed with the FCC seeking review of the rates charged for nonbasic cable service. The Company's ability to implement rate increases consistent with its past practices will likely be limited by the regulations that the FCC has adopted.

           Commencing in August 1993, in accordance with the 1992 Cable Act, the Company repackaged certain existing cable services and twice adjusted the basic service rates and related equipment and installation charges in substantially all of its Systems so as to bring these rates and charges into compliance with the then applicable benchmark or equipment and installation cost levels.

           Effective September 1, 1993, the Company also implemented a program in substantially all of its Systems under which a number of the Company's satellite-delivered and premium services were offered individually on a per channel (i.e., a la carte) basis, or as a group at a discounted price. A la carte services were not subject to the FCC's rate regulations under the rules originally issued to implement the 1992 Cable Act. The FCC, in its reconsideration of the original rate regulations, stated that it was going to review the regulatory treatment of such a la carte packages on an ad hoc basis. A la carte packages which are determined to be evasions of rate regulation rather than true enhancements of subscriber choice will be treated as regulated tiers, and therefore, subject to rate regulations. One of Olympus' Systems, along with numerous other cable operators, received a specific inquiry from the FCC regarding its implementation of this new method of offering cable services. The FCC's Cable Services Bureau has ruled that this system, and all other systems which moved more than six existing services to an a la carte tier, have engaged in an evasion of rate regulation and ordered this package to be treated as a regulated tier. The Company appealed this decision to the full FCC which affirmed the Bureau's decision. The Company has sought reconsideration. The November 10, 1994 amendments stated that, prospectively, any new a la carte package created after this date will be treated as a regulated tier, except for packages involving traditional premium services (e.g., HBO). Certain other cable television companies that utilized a la carte packages have recently reached settlement/resolution with the FCC on this issue. Adelphia believes that in view of this experience with other operators, resolution of these differences is possible, consistent with the terms and conditions of those earlier resolutions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Regulatory and Competitive Matters."

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

           Carriage of Broadcast Television Signals. The 1992 Cable Act contains new mandatory carriage requirements. These new rules allow commercial television broadcast stations which are "local" to a cable system (i.e., the system is located in the station's Area of Dominant Influence), to elect every three years whether to require the cable system to carry the station, subject to certain exceptions, or whether the cable system will have to negotiate for "retransmission consent" to carry the station. The first such election was made on June 17, 1993. Local, noncommercial television stations are also given mandatory carriage rights, subject to certain exceptions, within the larger of
(i) a 50 mile radius from the station's city of license or (ii) the station's Grade B contour (a measure of signal strength). Unlike commercial stations, noncommercial stations are not given the option to negotiate retransmission consent for the carriage of their signal. In addition, cable systems will have to obtain retransmission consent for the carriage of all "distant" commercial broadcast stations, except for certain "superstations," i.e., commercial satellite-delivered independent stations such as WTBS. The 1992 Cable Act also eliminated, effective December 4, 1992, the FCC's regulations requiring the provision of input selector switches. The statutory must-carry provisions for noncommercial stations became effective on December 4, 1992. Must-carry rules for both commercial and noncommercial stations and retransmission consent rules for commercial stations were adopted by the FCC on March 11, 1993. The must-carry requirement for commercial stations went into effect on June 2, 1993, and any stations for which retransmission consent had not been obtained (other than must-carry stations, non-commercial stations and superstations) had to be dropped as of October 6, 1993. A number of stations previously carried by the Company's cable television systems elected retransmission consent. The Company was able to reach agreements with broadcasters who elected retransmission consent or to negotiate extensions to the October 6, 1993 deadline and has therefore not been required to pay cash compensation to broadcasters for retransmission consent or been required by broadcasters to remove broadcast stations from the cable television channel line-ups. The Company has, however, agreed to carry some services (e.g., ESPN2 and a new service by FOX) in specified markets pursuant to retransmission consent arrangements which it believes are comparable to those entered into by most other large cable operators. The next election between must-carry and retransmission consent for local commercial television broadcast stations will be October 1, 1996.

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

           The 1992 Cable Act makes several changes to the process under which a cable operator seeks to enforce its renewal rights which could make it easier in some cases for a franchising authority to deny renewal. While a cable operator must still submit its request to commence renewal proceedings within thirty to thirty-six months prior to franchise expiration to invoke the formal renewal process, the request must be in writing and the franchising authority must commence renewal proceedings not later than six months after receipt of such notice. The four-month period for the franchising authority to grant or deny the renewal now runs from the submission of the renewal proposal, not the completion of the public proceeding. Franchising authorities may consider the "level" of programming service provided by a cable operator in deciding whether to renew. For alleged franchise violations occurring after December 29, 1984, franchising authorities are no longer precluded from denying renewal based on failure to comply substantially with the material terms of the franchise where the franchising authority has "effectively acquiesced" to such past violations. Rather, the franchising authority is stopped if, after giving the cable operator notice and opportunity to cure, it fails to respond to a written notice from the cable operator of its failure or inability to cure. Courts may not reverse a renewal denial based on procedural regulations found to be "harmless error."

           Channel Set-Asides. The 1984 Cable Act permits local franchising authorities to require cable operators to set aside certain channels for public, educational and governmental access programming. The Company believes that none of the Systems' franchises contain unusually onerous access requirements. The 1984 Cable Act further requires cable systems with thirty-six or more activated channels to designate a portion of their channel capacity for commercial leased access by unaffiliated third parties. While the 1984 Cable Act presently allows cable operators substantial latitude in setting leased access rates, the 1992 Cable Act requires leased access rates to be set according to a formula determined by the FCC. The FCC has proposed to revise the existing rate formula in a way which would significantly lower the rates cable operators could charge. It is possible that such leased access will result in competition to services offered by the Company on the other channels of its cable systems.

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

           The 1996 Act repealed the restrictions on local exchange telephone companies ("LECs") from providing video programming directly to customers within their local exchange telephone service areas, except in rural areas or by specific waiver of FCC rules. The Supreme Court recently vacated a Fourth Judicial Circuit decision which had held the 1984 Cable Act's cable telephone cross-ownership prohibition unconstitutional. The Supreme Court remanded for the Court of Appeals to consider whether the case is moot in light of the repeal of the statutory cross-ownership ban. The 1996 Act also authorized LECs to operate "open video systems" without obtaining a local cable franchise, although LECs operating such systems can be required to make payments to local governmental bodies in lieu of cable franchise fees. Where demand exceeds channel capacity, up to two-thirds of the channels on an "open video system" must be available to programmers unaffiliated with the LEC.

           The 1996 Act eliminated the FCC rule prohibiting common ownership between a cable system and a national broadcast television network. The 1996 Act also eliminated the statutory ban covering certain common ownership interests, operation or control between a television station and cable system within the station's Grade B signal coverage area. However, the parallel FCC rules against cable/television station cross-ownership remains in place, subject to review by the FCC within two years. Finally, the 1992 Cable Act prohibits common ownership, control or interest in cable television systems and MMDS facilities or SMATV systems having overlapping service areas, except in limited circumstances. The 1996 Act exempts cable systems facing "effective competition" from the MMDS and SMATV cross-ownership restrictions.

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

           Franchise Transfers. The 1992 Cable Act requires franchising authorities to act on any franchise transfer request submitted after December 4, 1992 within 120 days after receipt of all information required by FCC regulations and by the franchising authority.
Approval is deemed to be granted if the franchising authority fails to act within such period.

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

           Technical Requirements. Historically, the FCC has imposed technical standards applicable to the cable channels on which broadcast stations are carried, and has prohibited franchising authorities from adopting standards which were in conflict with or more restrictive than those established by the FCC. The FCC has recently revised such standards and made them applicable to all classes of channels which carry downstream NTSC video programming. Local franchising authorities are permitted to enforce the FCC's new technical standards. The FCC also has adopted additional standards applicable to cable television systems using frequencies in the 108-137 Mhz and 225-400 Mhz bands in order to prevent harmful interference with aeronautical navigation and safety radio services, and has also established limits on cable system signal leakage. Periodic testing by cable operators for compliance with these technical standards and signal leakage limits is required. The Company believes that the Systems are in compliance with these standards in all material respects. The 1992 Cable Act requires the FCC to update periodically its technical standards to take into account changes in technology. The FCC has adopted regulations to implement the requirements of the 1992 Cable Act designed to improve the compatibility of cable systems and consumer electronics equipment. These regulations, inter alia, generally prohibit cable operators from scrambling their basic service tier and from changing the infrared codes used in their existing customer premises equipment. This latter requirement could make it more difficult or costly for cable operators to upgrade their customer premises equipment and the FCC has been asked to reconsider its regulations. The 1996 Act directs the FCC to set only minimal standards to assure compatibility between television sets, VCRs and cable systems, and to rely on the marketplace. The FCC must adopt rules to assure the competitive availability to consumers of customer premises equipment, such as converters, used to access the services offered by cable systems and other multichannel video programming distributors. Finally, the 1996 Act prohibits local franchising authorities from prohibiting, conditioning or restricting a cable system's use of any type of subscriber equipment or transmission technology.

           Pole Attachments. The FCC currently regulates the rates and conditions imposed by certain public utilities for use of their poles, unless under the Federal Pole Attachments Act state public service commissions are able to demonstrate that they regulate rates, terms and conditions of the cable television pole attachments. A number of states (including Massachusetts, Michigan, New Jersey, New York, Ohio and Vermont) and the District of Columbia have certified to the FCC that they regulate the rates, terms and conditions for pole attachments. In the absence of state regulation, the FCC administers such pole attachment rates through use of a formula which it has devised and from time to time revises. The 1996 Act directs the FCC to adopt a new rate formula for any attaching party, including cable systems, which offers telecommunications services. This new formula will result in significantly higher attachment rates for cable systems which choose to offer such services.

           Other Matters. FCC regulation also includes matters regarding a cable system's carriage of local sports programming; restrictions on origination and cablecasting by cable system operators; application of the fairness doctrine and rules governing political broadcasts; customer service; home wiring; and limitations on advertising contained in nonbroadcast children's programming.

           Copyright. Cable television systems are subject to federal copyright licensing covering carriage of broadcast signals. In exchange for making semi-annual payments to a federal copyright royalty pool and meeting certain other obligations, cable operators obtain a statutory license to retransmit broadcast signals. The amount of this royalty payment varies, depending on the amount of system revenues from certain sources, the number of distant signals carried, and the location of the cable system with respect to over-the-air television stations. Originally, the Federal Copyright Royalty Tribunal was empowered to make and, in fact, did make several adjustments in copyright royalty rates. This tribunal was eliminated by Congress in 1993. Any future adjustment to the copyright royalty rates will be done through an arbitration process to be supervised by the U.S. Copyright office. Requests to adjust the rates were made in January 1996, and are pending before the Copyright Office. Cable operators are liable for interest on underpaid and late paid royalty fees, but are not entitled to receive interest on refunds due to overpayment of royalty fees.

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

           Copyrighted music performed by cable systems themselves on local origination channels, PEG channels, and in locally inserted advertising and cross promotional announcements must also be licensed. A blanket license is available from BMI. Cable industry negotiations with ASCAP are still in progress.

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

           The specific terms and conditions of a franchise and the laws and regulations under which it was granted directly affect the profitability of the cable television system. Cable franchises generally contain provisions governing charges for basic cable television services, fees to be paid to the franchising authority, length of the franchise term, renewal, sale or transfer of the franchise, territory of the franchise, design and technical performance of the system, use and occupancy of public streets and number and types of cable services provided. The 1996 Act prohibits a franchising authority from either requiring or limiting a cable operator's provision of telecommunications services.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year 1996.

Executive Officers of the Registrant

           The executive officers of the Company, first elected to hold their respective positions on July 1, 1986 following the reorganization of the Company as a holding company, serve at the discretion of the Board of Directors. The executive officers of the Company are:

         NAME                             AGE                             POSITION

John J. Rigas                               71           Chairman, Chief Executive Officer, President and Director

Michael J. Rigas                            42           Executive Vice President, Operations and Director

Timothy J. Rigas                            39           Executive Vice President, Chief Financial Officer,
                                                         Treasurer and Director

James P. Rigas                              38           Executive Vice President, Strategic Planning and Director

Daniel R. Milliard                          48           Senior Vice President, Secretary and Director


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

           John J. Rigas is the father of Michael J. Rigas, Timothy J. Riga and James P. Rigas, each of whom currently serves as a director and executive officer of the Company.

           Michael J. Rigas is Executive Vice President, Operations of Adelphia and is a Vice President of its subsidiaries. Since 1981, Mr. Rigas has served as a Senior Vice President, Vice President, general partner or other officer of the constituent entities which became wholly-owned subsidiaries of Adelphia upon its formation in 1986, as well as the cable television operating companies acquired by the Company which were wholly or partially owned by members of the Rigas Family. From 1979 to 1981, he worked for Webster, Chamberlain & Bean, a Washington, D.C. law firm. Mr. Rigas graduated from Harvard University (magna cum laude) in 1976 and received his Juris Doctor degree from Harvard Law School in 1979.

           Timothy J. Rigas is Executive Vice President, Chief Financial Officer, Chief Accounting Officer and Treasurer of Adelphia and its subsidiaries. Since 1979, Mr. Rigas has served as Senior Vice President, Vice President, general partner or other officer of the constituent entities which became wholly-owned subsidiaries of Adelphia upon its formation in 1986, as well as the cable television operating companies acquired by the Company which were wholly or partially owned by members of the Rigas Family. Mr. Rigas graduated from the University of Pennsylvania, Wharton School, with a B.S. degree in Economics (cum laude) in 1978.

           James P. Rigas is Executive Vice President, Strategic Planning of Adelphia and is a Vice President of its subsidiaries. Since February 1986, Mr. Rigas has served as a Senior Vice President, Vice President or other officer of the constituent entities which became wholly-owned subsidiaries of Adelphia upon its formation in 1986, as well as the cable television operating companies acquired by the Company which were wholly or partially owned by members of the Rigas Family. Among his business activities, Mr. Rigas is a member of the Board of Directors of Cable Labs. Mr. Rigas graduated from Harvard University (magna cum laude) in 1980 and received a Juris Doctor degree and an M.A. degree in Economics from Stanford University in 1984. From June 1984 to February 1986, he was a consultant with Bain & Co., a management consulting firm.

           Daniel R. Milliard is Senior Vice President and Secretary of Adelphia and its subsidiaries, and also serves as President of a subsidiary, Hyperion Telecommunications, Inc. Since 1982, Mr. Milliard served as Vice President, Secretary and/or General Counsel of Adelphia and the constituent entities which became wholly-owned subsidiaries of Adelphia, as well as the cable television operating companies acquired by the Company which were wholly or partially owned by members of the Rigas Family. He served as outside general counsel to the Company's predecessors from 1979 to 1982. Mr. Milliard graduated from American University in 1970 with a Bachelor of Science degree in Business Administration. He received an M.A. degree in Business from Central Missouri State University in 1971, where he was an Instructor in the Department of Finance, School of Business and Economics, from 1971-1973, and received a Juris Doctor degree from the University of Tulsa School of Law in 1976. He is a Director of Citizens Bancorp., Inc. in Coudersport, Pennsylvania and President of the Board of Directors of Charles Cole Memorial Hospital.

Other Principal Employees

           Orby G. Kelley, 64, joined the Company in 1986 and currently holds the position of Vice President of Administration/Labor Relations. From 1981 until joining the Company, Mr. Kelley served as Vice President Human Resources--Columbus Operations for Warner Amex Cable Communications, Inc. Prior to that time he served in a similar capacity for Colony Communications, Inc. and Landmark Communications, Inc. Mr. Kelley received his B.A. degree from Old Dominion University in 1958 and his M.B.A. from California Western University in 1980.

           Daniel Liberatore, 45, has been Vice President of Engineering since 1986. He is responsible for technical operations, engineering and related supervisory and management functions for the Company Systems. Mr. Liberatore received a B.S. degree in Electrical Engineering from West Virginia University and a Masters Degree in Engineering Management from the University of Massachusetts. He previously served as director of engineering for Warner Amex Cable Communications, Inc. from June 1982 until joining the Company. From December 1980 to June 1982, Mr. Liberatore served as a Project Administrator for Warner Amex Cable Communications, Inc.

           James R. Brown, 33, joined the Company in 1984 and currently holds the position of Vice President of Finance. Mr. Brown graduated with a B.S. degree in Industrial and Management Engineering from Rensselaer Polytechnic Institute in 1984.

           Randall D. Fisher, 44, joined the Company in 1991 and is Vice President, General Counsel and Assistant Corporate Secretary. Previously Mr. Fisher was in private practice with the Washington, D.C. law firm of Baraff, Koerner, Olender & Hochberg, P.C. Mr. Fisher earned his J.D. from Texas Tech University. He received a Masters Degree in Public Administration from Midwestern University in Wichita Falls, Texas, and a B.A. degree in Journalism from the University of Texas at Austin.

           Jack A. Olson, 41, joined the Company in 1982 and currently holds the position of Vice President of Media Development. Mr. Olson has held various sales and marketing positions with the Company and is currently responsible for the sale of television advertising and the development and sales of other media related services. Prior to joining the Company, Mr. Olson was a partner in a family owned contract sales and marketing firm consulting to the cable industry.


           Edward E. Babcock, Jr., CPA, 33, joined the Company in May 1995 and currently holds the position of Director of Financial Administration and Chief Accounting Officer. Prior to joining Adelphia, Mr. Babcock was the Vice President of Finance and Administration of Pure Industries. Before joining Pure Industries, Mr. Babcock spent eight years with the Pittsburgh office of Deloitte & Touche LLP. Mr. Babcock received his B.S. degree in Accounting from The Pennsylvania State University in 1984.

           John B. Glicksman, 36, joined the Company in February 1992 and currently holds the position of Deputy General Counsel for Operations. Previously Mr. Glicksman was in private practice with the Washington, D.C. law firms of Leventhal, Senter & Lerman; Fleischman and Walsh; and Howrey & Simon. Mr. Glicksman received his J.D. degree, with honors, from The National Law Center, George Washington University, Washington, D.C. and his B.A. degree, with high honors, from Trinity College, Hartford, Connecticut.

           Larry Brett, 43, joined the Company in May 1995 and currently holds the position of Corporate Director of Operations for the Florida cluster. Mr. Brett was employed by TeleCable Corporation, a cable television operator, from 1979 to 1995 and last served as Vice President, Regional Operations, from 1982 to 1995. Mr. Brett received a B.B.A. degree in finance and economics from Emory University in 1974 and an M.B.A. degree from the University of Virginia's Darden School in 1979.


           Colin H. Higgin, 35, joined the Company in November 1992 as Deputy General Counsel and Assistant Secretary. Mr. Higgin was an associate at Proskauer Rose Goetz & Mendelsohn from 1991 to 1992 and Latham & Watkins from 1987 to 1991. Mr. Higgin graduated from the University of Pennsylvania, Wharton School, with a B.S. degree in Economics in 1983 and received his J.D. from Indiana University in 1987.

           William C. Kent, 45, joined the Company in August 1994 as Corporate Director of Operations for the New England, Ohio and Virginia clusters. From 1993 to 1994, Mr. Kent served as a consultant to the Multi-Media Services Group of Southern New England Telephone. From 1991 to 1992, he served as Director of Operations for the Providence, Rhode Island cable system for Times Mirror. Mr. Kent was also employed by Viacom, Inc., a worldwide entertainment and media concern, for seven years and last served as General Manager of a cable system. He received a B.A. degree in English from Wittenberg University in 1973 and an M.B.A. degree from Cleveland State University in 1981.


           Michael C. Mulcahey, CPA, 38, joined the Company in 1991 and currently holds the position of Director of Accounting and Assistant Treasurer. From 1987 to 1991, Mr. Mulcahey held accounting and tax positions with the Syracuse office of Coopers & Lybrand. Mr. Mulcahey received his B.A. in Political Science from State University of New York at Buffalo in 1980 and his M.B.A. from Eastern Washington University in 1985.

           James M. Kane, CPA, 33, joined the Company in April 1992 and currently holds the position of Director of Finance. From 1989 to 1992, Mr. Kane served in accounting and consulting positions with Price Waterhouse in Pittsburgh. From 1984 to 1987, Mr. Kane served in accounting positions with Coopers & Lybrand in Pittsburgh. Mr. Kane received his B.S. degree in Accounting from Pennsylvania State University in 1984 and his M.B.A. from Carnegie Mellon's Graduate School of Industrial Administration in 1989.

           Robert G. Wahl, 54, joined the Company in May 1990 and was appointed to his present position of Corporate Director of Operations for the Western New York, Eastern Pennsylvania, Western Pennsylvania and New Jersey clusters in June 1994. From 1990 to 1994, Mr. Wahl served as General Manager of the Company's Northeast system and, from 1992 to 1994, he also acted as Pittsburgh Regional Manager. Prior to his employment with the Company, he served as Manager of the Horvitz Newspapers, Inc., in Troy, New York. Mr. Wahl graduated from John Carroll University in Cleveland with a B.S. degree in Business Administration in 1963.


           Charles R. Drenning, 50, is Vice President, Engineering Operations of Hyperion. Prior to joining Hyperion, Mr. Drenning was a District Sales manager for Penn Access Corporation. In addition, he has over 22 years experience with AT&T and the Bell System, where he served in a number of executive level positions in sales and marketing, accounting, data processing, research and development, and strategic planning. Mr. Drenning began his career with AT&T as a member of the technical staff of Bell Laboratories in Columbus, Ohio. His seven years of research work at the laboratories included both hardware and software development for central office switching equipment. Mr. Drenning holds a B.S. in Electrical Engineering and an M.S. in Computer Information Science from Ohio State University. He is a member of the Pennsylvania Technical Institute and IEEE.

           Paul D. Fajerski, 47, is Vice President, Marketing and Sales of Hyperion. Prior to joining Hyperion, Mr. Fajerski was a District Sales Manager for Penn Access Corporation, a competitive access provider in Pittsburgh, Pennsylvania. In addition, he has over 13 years experience with AT&T and the Bell System where he served in a number of executive level positions in sales and marketing. Mr Fajerski holds a B.S. in Business Administration from the College of Steubenville.


           Randolph S. Fowler, 44, is Vice President, Business Development and Regulatory Affairs of Hyperion. Prior to joining Hyperion, Mr. Fowler was Vice President of Marketing for Penn Access Corporation, a competitive access provider in Pittsburgh, Pennsylvania. He previously served for four years as Director of Technology Transfer and Commercial Use of Space in two NASA-sponsored technology transfer programs. In addition, he has over 17 years experience with AT&T and the Bell System, where he served in a number of executive level positions in sales and marketing, operations, human resources, business controls, and strategy development. Mr. Fowler holds a B.S. in Business Administration from the University of Pittsburgh. He has developed and taught courses in Marketing, Network Management, and Regulation for the University of Pittsburgh's Graduate Program in Telecommunications. Mr. Fowler is a contributing author for the Encyclopedia of Telecommunications.

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

                                     CLASS A COMMON STOCK

              QUARTER ENDED:                  HIGH                       LOW
              June 30, 1994                  $14 1/2                    $10
              September 30, 1994             $15 1/2                    $11 1/2
              December 31, 1994              $13 1/4                    $ 8 1/4
              March 31, 1995                 $11 1/2                    $ 8 3/4

              June 30, 1995                  $10 3/4                    $ 7 1/2
              September 30, 1995             $11 1/4                    $ 8 1/4
              December 31, 1995              $ 9 3/4                    $ 6 1/4
              March 31, 1996                 $ 8 7/8                    $ 6 1/4


           As of June 25, 1996, there were approximately 168 holders of record of Adelphia's Class A Common Stock. As of June 25, 1996, two record holders were registered clearing agencies holding Class A Common Stock on behalf of participants in such clearing agencies.

           No established public trading market exists for Adelphia's Class B Common Stock. As of the date hereof, the Class B Common Stock was held of record by seven persons, principally members of the Rigas Family, including a Pennsylvania general partnership all of whose partners are members of the Rigas Family. The Class B Common Stock is convertible into shares of Class A Common Stock on a one-to-one basis. As of June 25, 1996 the Rigas Family owned 99.1% of the outstanding Class B Common Stock.

           Adelphia has never paid a cash dividend on its common stock and anticipates that for the foreseeable future any earnings will be retained for use in its business. The ability of Adelphia to pay cash dividends on its common stock is limited by the provisions of its indentures. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA
(Dollars in thousands, except per share amounts)

           The selected consolidated financial data as of and for each of the five years in the period ended March 31, 1996 have been derived from the audited consolidated financial statements of the Company.

                                                        Year Ended March 31,
                                    ---------------------------------------------------------------
                                         1992         1993         1994        1995         1996
                                    ------------  -----------  ----------   ----------   ----------
Statement of Operations Data:
Revenues ..........................   $ 273,630    $ 305,222    $ 319,045    $ 361,505    $ 403,597
Direct operating and programming
  expenses ........................      74,787       82,377       90,547      106,993      124,116
Selling, general and administrative
  expenses ........................      44,427       49,468       52,801       63,487       68,357
                                      ---------    ---------    ---------    ---------    ---------
Operating income before
  depreciation, amortization and
  rate regulation expenses ........     154,416      173,377      175,697      191,025      211,124
Depreciation and amortization .....      84,817       90,406       89,402       97,602      111,031
Rate regulation charge ............        --           --           --           --          5,300
                                      ---------    ---------    ---------    ---------    ---------

Operating income ..................      69,599       82,971       86,295       93,423       94,793
Interest income from affiliates ...       3,085        5,216        9,188       11,112       10,623
Other income (expense) ............         968        1,447         (299)       1,453         --
Priority investment income (a) ....      22,300       22,300       22,300       22,300       28,852
Cash interest expense .............    (129,237)    (164,695)    (180,456)    (180,942)    (194,403)
Noncash interest expense ..........     (35,602)        (164)      (1,680)     (14,756)     (16,288)
Equity in loss of joint ventures ..     (52,718)     (46,841)     (30,054)     (44,349)     (46,257)
                                      ---------    ---------    ---------    ---------    ---------

Loss before income taxes,
 extraordinary loss and cumulative
 effect of change in accounting
 principle (b) ....................    (121,605)     (99,766)     (94,706)    (111,759)    (122,680)
Income tax (expense) benefit ......        --         (3,143)      (2,742)       5,475        2,786
                                      ---------    ---------    ---------    ---------    ---------
Loss before extraordinary loss
  and cumulative effect of change
  in accounting principle .........    (121,605)    (102,909)     (97,448)    (106,284)    (119,894)
Extraordinary loss on early
  retirement of debt (b) ..........        --        (14,386)        (752)        --           --
Cumulative effect of
 change in accounting for
 income taxes (b) .................        --        (59,500)     (89,660)        --           --
                                      ---------    ---------    ---------    ---------    ---------
Net loss ..........................   $(121,605)   $(176,795)   $(187,860)   $(106,284)   $(119,894)
                                      =========    =========    =========    =========    =========


                              Year Ended March 31,
                                     ----------------------------------------------------------------
                                          1992          1993        1994        1995          1996
                                     ------------ ------------ ------------ ------------ ------------
Loss per weighted average share
  of common stock before extra-
  ordinary loss and cumulative
  effect of change in accounting
  principle .......................   $   (8.80)   $   (6.80)   $   (5.66)   $   (4.32)   $   (4.56)

Net loss per weighed average
  share of common stock ...........       (8.80)      (11.68)      (10.91)       (4.32)       (4.56)
Cash dividends declared per
  common share
                                      ---------    ---------    ---------    ---------    ---------

Other Data:
EBITDA (d) ........................   $ 180,769    $ 202,340    $ 207,936    $ 225,890    $ 247,999


                                                                March 31,
                                      -------------------------------------------------------------
                                         1992         1993         1994         1995         1996
                                      ---------    ---------    ---------    ---------    ---------
Balance Sheet Data:
Cash and cash equivalents .........   $  11,173    $  38,671    $  74,075   $    5,045  $    10,809
Investment in and amounts
  due from (to) Olympus (a) .......      64,972        7,692        9,977       11,943      (33,656)
Total assets ......................     925,791      949,593    1,073,846    1,267,291    1,333,923
Total debt ........................   1,554,270    1,731,099    1,793,711    2,021,610    2,175,473
Debt net of cash (c) ..............   1,543,097    1,692,428    1,719,636    2,016,565    2,164,664
Stockholders' equity (deficiency) .    (713,544)    (868,614)    (918,064   (1,011,575)  (1,128,239)


         (a) On March 28, 1996, ACP, Telesat, Olympus, Adelphia and certain shareholders of Adelphia entered into an agreement which provided for a distribution to Adelphia of $40,000 and the repayment of certain amounts owed Telesat totaling $20,000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further details.

         Investment in and amounts due from Olympus at March 31, 1996 are comprised of the following:

         Gross investment in PLP Interests and general partners'
           equity                                               $      298,402
         Excess of ascribed value of contributed property over
           historical cost                                             (98,303)
         Cumulative equity in net loss of Olympus                     (359,584)
         Additional investment in Olympus -
           net of distributions                                         65,922
                                                                ---------------
         Investment in Olympus                                         (93,563)
         Amounts due from Olympus                                       59,907
                                                                ---------------
                                                                $      (33,656)
                                                                ===============

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

         (d) Earnings before interest, income taxes, depreciation and amortization, equity in net loss of joint ventures, other noncash charges, extraordinary loss and cumulative effect of change in accounting principle ("EBITDA"). EBITDA and similar measurements of cash flow are commonly used in the cable television industry to analyze and compare cable television companies on the basis of operating performance, leverage and liquidity. While EBITDA is not an alternative indicator of operating performance to operating income as defined by generally accepted accounting principles, the Company's management believes EBITDA is a meaningful measure of performance as substantially all of the Company's financing agreements contain financial covenants based on EBITDA.

================================================================================
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================
(Dollars in thousands)

Results of Operations

General

           Adelphia Communications Corporation and its subsidiaries ("Adelphia" or the "Company") earned substantially all of its revenues in each of the last three fiscal years from monthly subscriber fees for basic, satellite, premium and ancillary services (such as installations and equipment rentals), local and national advertising sales, pay-per-view programming, home shopping networks and competitive local exchange telecommunications ("CLEC") services. Certain changes in the way the Company offers and charges for subscriber services were implemented as of September 1, 1993 under the 1992 Cable Act and under the Company's revised method of offering certain services. See "Regulatory and Competitive Matters."

           The changes in Adelphia's results of operations for the years ended March 31, 1995 and 1996, compared to the same period of the prior year, were primarily the result of acquisitions, expanding existing cable television operations and, for the year ended March 31, 1996, the impact of increased advertising sales and other service offerings as well as an increase in cable rates which became effective October 1, 1995.

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

           An 89% owned unrestricted subsidiary of the Company, Hyperion Telecommunications, Inc. ("Hyperion"), together with its subsidiaries owns certain investments in CLEC joint ventures and manages those ventures. Hyperion is an unrestricted subsidiary for purposes of the Company's indentures. Excluding the impact of Hyperion's operating results, the Company's EBITDA (see definition below) would increase by $1,941, $2,138 and $2,254 for the years ended March 31, 1994, 1995 and 1996, respectively. On April 15, 1996, Hyperion realized gross proceeds of $175,265 upon issuance of notes and warrants (see Liquidity and Capital Resources).

           The following table is derived from Adelphia's Consolidated Financial Statements that are included in this Annual Report on Form 10-K and sets forth the historical percentage relationship to revenues of the components of operating income contained in such financial statements for the years indicated.

                                              Percentage of Revenues
                                               Year Ended March 31,
                                            ------------------------
                                              1994     1995     1996
                                            ------   ------   ------

Revenues ................................    100.0%   100.0%   100.0%

Operating expenses:
Direct operating and programming ........     28.4%    29.6%    30.8%
Selling, general and administrative .....     16.5%    17.6%    16.9%
                                            ------   ------   ------

Operating income before depreciation,
amortization and rate regulation expenses     55.1%    52.8%    52.3%

Depreciation and amortization ...........     28.0%    27.0%    27.5%
Rate regulation .........................      0.0%     0.0%     1.3%
                                            ------   ------   ------

Operating income ........................     27.1%    25.8%    23.5%
                                            ======   ======   ======



Comparison of the Years Ended  March 31, 1994, 1995 and 1996

           Revenues. Revenues increased approximately 13.3% for the year ended March 31, 1995 and 11.6% for the year ended March 31, 1996 compared with the prior fiscal year. The increases were attributable to the following:

                                       Year Ended March 31,
                                      ---------------------
                                          1995      1996
                                         -----     -----
Acquisitions .........................      87%      36%
Basic subscriber growth ..............      10%      20%
Rate increases .......................       0%      20%
Advertising sales and other services .       3%      24%


           Effective October 1, 1995, certain rate increases related to regulated cable services were implemented in substantially all of the Company's Systems. No rate increases were implemented during the 1995 fiscal year. Advertising revenues and revenues derived from other strategic service offerings such as paging and CLEC services also had a positive impact on revenues for the year ended March 31, 1996.

           Direct Operating and Programming Expenses. Direct operating and programming expenses, which are mainly basic and premium programming costs and technical expenses, increased 18.2% and 16.0% for the years ended March 31, 1995 and 1996, respectively, compared with the respective prior years. Such increases were primarily due to increased operating expenses from acquired systems, increased programming costs and incremental costs associated with increased subscribers. Because of regulatory limitations on the timing and extent to which cost increases may be passed on to customers, operating and programming expenses during the fiscal years ended 1995 and 1996 have increased at a greater magnitude than corresponding revenue increases. As a result of recent FCC regulatory rulemaking decisions, the Company intends to implement a systematic program of rate increases to reverse this trend. Consistent with such program, the Company intends to increase rates in most markets, in accordance with FCC guidelines, during the second quarter of fiscal 1997.

           Selling, General and Administrative Expenses. These expenses, which are mainly comprised of costs related to system offices, customer service representatives, and sales and administrative employees, increased 20.2% and 7.7% the years ended March 31, 1995 and 1996, respectively, compared with the respective prior years. The increases were primarily due to incremental costs associated with acquisitions, subscriber growth and implementation of the 1992 Cable Act and regulations thereunder. Selling, general and administrative expenses increased as a percentage of revenues for the year ended March 31, 1995, as compared with fiscal 1994, primarily due to wage and benefit increases without a corresponding increase in revenues as a result of the rate freeze enacted by the 1992 Cable Act. For the year ended March 31, 1996, selling, general and administrative expenses decreased as a percentage of revenues compared to the prior year, primarily due to the favorable impact on revenues of the above mentioned October 1, 1995 rate increases.

           Operating Income Before Depreciation, Amortization and Rate Regulation Expenses. Operating income before depreciation, amortization and rate regulation settlement was $175,697, $191,025 and $211,124 for the years ended March 31, 1994, 1995 and 1996, respectively. The increase for the year ended March 31, 1995 was due primarily to the impact of acquisitions, offset by cost increases at a rate greater than increases in revenues due largely to the above noted rate freeze. For the year ended March 31, 1996, the increase is attributable to a combination of acquisitions, an increase in subscriber rates, internal subscriber growth and the expansion of advertising and other non-cable services, partially offset by increased programming, general and administrative costs.

           Rate Regulation Expenses. The fiscal year ended March 31, 1996 includes a $5,300 charge representing management's estimate of the total costs associated with the resolution of subscriber rate disputes. Such costs include,
(i) an estimate of credits to be extended to customers in future periods of up to $2,700, (ii) legal and other costs incurred during the fiscal year ended March 31, 1996, and (iii) an estimate of legal and other costs to be incurred associated with the ultimate resolution of this matter.

           Depreciation and Amortization. Depreciation and amortization was higher for the years ended March 31, 1995 and 1996, compared with the respective prior year, primarily due to increased depreciation and amortization related to acquisitions consummated during the years ended March 31, 1994, 1995 and 1996 as well as increased capital expenditures made during the past several years.

           Priority Investment Income. Priority investment income is comprised of payments received from Olympus of accrued priority return on the Company's investment in PLP Interests in Olympus. Priority investment income increased during the year ended March 31, 1996 as compared with the prior two fiscal years due to increased payments by Olympus.

           EBITDA. EBITDA (earnings before interest, income taxes, depreciation and amortization, equity in net loss of joint ventures, other non-cash charges, extraordinary loss and cumulative effect of change in accounting principle) amounted to $207,936, $225,890 and $247,999 for the years ended March 31, 1994, 1995 and 1996, respectively. The increase of 8.6% and 9.8% for the years ended March 31, 1995 and 1996, compared with the respective prior fiscal years is primarily due to the acquisition of cable systems during the years ended March 31, 1995 and 1996 and increased priority investment income from Olympus during the year ended March 31, 1996. Increased revenues and operating expenses for the years ended March 31, 1995 and 1996, compared with the respective prior years, primarily reflect the impact of acquisitions consummated during fiscal 1995 and 1996. While EBITDA is not an alternative to operating income as defined by generally accepted accounting principles, the Company's management believes EBITDA is a meaningful measure of performance as substantially all of the Company's financing agreements contain financial covenants based on EBITDA.

           Interest Expense. Interest expense increased approximately 7.4% and 7.7% for the years ended March 31, 1995 and 1996, respectively, compared with the respective prior year. Approximately 56% of the increase for fiscal 1995 was due to additional interest cost associated with incremental debt related to acquisitions. For the year ended March 31, 1996, interest expense increased due to incremental debt outstanding during the period, partially offset by a decrease in the average interest rate on outstanding debt during fiscal 1996 compared with the prior fiscal year. Approximately 27% of the increase in interest expense in fiscal 1996 as compared with the prior year was attributable to incremental debt related to acquisitions. Interest expense includes non-cash accretion of original issue discount and non-cash interest expense totaling $1,680, $14,756 and $16,288 for the years ended March 31, 1994, 1995 and 1996, respectively.

           Equity in Loss of Joint Ventures. The equity in loss of joint ventures represents primarily (i) the Company's pro rata share of Olympus' losses and the accretion requirements of Olympus' preferred limited partner interests, and (ii) Hyperion's pro-rata share of its less than majority owned partnerships' operating losses. The increase in the year ended March 31, 1995, compared with the prior year, is primarily attributable to the impact of the sale by Olympus of Northeast Cable and lower operating margins at Olympus. The increase in the loss during the year ended March 31, 1996, compared with the prior year, is due to an increase in the losses of certain investments in the CLEC business in which the Company is a less than majority partner partially offset by improved operating performance in the Olympus partnership.

           Net Loss. The Company reported net losses of $187,860, $106,284 and $119,894 for the years ended March 31, 1994, 1995 and 1996, respectively. Net loss for fiscal 1994 included the cumulative effect of the change in accounting of income taxes by the Company of $89,660. Excluding the effect of this item, net loss increased by $8,084 for fiscal 1995 compared with the prior fiscal year. The increase in net loss in fiscal 1995 when compared with fiscal 1994 was primarily due to an increase in the equity in net loss of joint ventures (primarily Olympus) and higher non-cash interest expense, partially offset by higher operating income. The increase in net loss of $13,610 in fiscal 1996 when compared with the prior year was due primarily to an increase in interest expense and the impact of rate regulation expenses, partially offset by increased operating income and priority investment income from Olympus.

Liquidity and Capital Resources

           The cable television business is capital intensive and typically requires continual financing for the construction, modernization, maintenance, expansion and acquisition of cable systems. During the three fiscal years in the period ended March 31, 1996, the Company committed substantial capital resources for these purposes and for investments in Olympus and other affiliates and entities. These expenditures were funded through long-term borrowings and, to a lesser extent, internally generated funds. The Company's ability to generate cash to meet its future needs will depend generally on its results of operations and the continued availability of external financing.

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

           Capital expenditures for the years ended March 31, 1994, 1995 and 1996, were $75,894, $92,082 and $100,089, respectively. The increase in capital expenditures for fiscal 1994, 1995 and 1996, compared to each respective prior year, was primarily due to the acceleration of the rebuilding of plant using fiber-to-feeder technology, and expenditures related to faster than expected growth of Hyperion. Management expects capital expenditures for fiscal 1997 to be somewhat higher than fiscal 1996 due to the further expansion of cable plant rebuilds and due to further expansion by Hyperion. See "Business - Competitive Local Exchange Services."

           Financing Activities. The Company's financing strategy has been to maintain its public long-term debt at the parent holding company level while the Company's consolidated subsidiaries have their own senior and subordinated credit arrangements with banks and insurance companies. The Company's ability to generate cash adequate to meet its future needs will depend generally on its results of operations and the continued availability of external financing. During the three-year period ended March 31, 1996, the Company funded its working capital requirements, capital expenditures, and investments in Olympus and other affiliates and entities through long-term borrowings primarily from banks and insurance companies, short-term borrowings, internally generated funds and the issuance of parent company public debt and equity. The Company generally has funded the principal and interest obligations on its long-term borrowings from banks and insurance companies by refinancing the principal with new loans or through the issuance of parent company debt securities, and by paying the interest out of internally generated funds. Adelphia has funded the interest obligations on its public borrowings from internally generated funds.

           Most of Adelphia's directly-owned subsidiaries have their own senior credit agreements with banks and/or insurance companies. Typically, borrowings under these agreements are collateralized by the stock in and, in some cases, by the assets of the borrowing subsidiary and its subsidiaries and, in some cases, are guaranteed by such subsidiary's subsidiaries. At March 31, 1996, an aggregate of $1,096,675 in borrowings was outstanding under these agreements. These agreements contain certain provisions which, among other things, provide for limitations on borrowings of and investments by the borrowing subsidiaries, transactions between the borrowing subsidiaries and Adelphia and its other subsidiaries and affiliates, and the payment of dividends and fees by the borrowing subsidiaries. Several of these agreements also contain certain cross-default provisions relating to Adelphia or other subsidiaries. These agreements also require the maintenance of certain financial ratios by the borrowing subsidiaries. In addition, at March 31, 1996, an aggregate of $128,000 in subordinated and unsecured borrowings by Adelphia's subsidiaries was outstanding under credit agreements containing limitations and restrictions similar to those mentioned above. See Note 3 to the Adelphia Communications Corporation Consolidated Financial Statements. The Company is in compliance with the financial covenants and related financial ratio requirements contained in its various credit agreements, based on operating results for the period ended March 31, 1996.

           At March 31, 1996, Adelphia's subsidiaries had an aggregate of $301,000 in unused credit lines with banks, part of which is subject to achieving certain levels of operating performance. In addition, the Company had an aggregate $10,809 in cash and cash equivalents at March 31, 1996 which combined with the Company's unused credit lines with banks aggregated to $311,809. The Company has the ability to pay interest on its 9 1/2% Pay-In-Kind Notes by issuing additional notes totaling approximately $57,906 in lieu of cash interest payments through February 15, 1999. Based upon the results of operations of subsidiaries for the quarter ended March 31, 1996, approximately $219,000 of available assets could have been transferred to Adelphia at March 31, 1996, under the most restrictive covenants of the subsidiaries' credit agreements. The subsidiaries also have the ability to sell, dividend or distribute certain assets to other subsidiaries or Adelphia, which would have the net effect of increasing availability. At March 31, 1996, the Company's unused credit lines were provided by reducing revolving credit facilities whose revolver periods expire through December 31, 2004. The Company's scheduled maturities of debt are currently expected to total $127,906 for fiscal 1997.

           At March 31, 1996, the Company's total outstanding debt aggregated $2,175,473 which included $950,798 of parent company debt and $1,224,675 of subsidiary debt. Bank debt interest rates are based upon one or more of the following rates at the option of Adelphia: prime rate plus 0% to 1.5%; certificate of deposit rate plus 1.25% to 2.75%; or Eurodollar (or London Interbank Offered) rate plus 1% to 2.5%. The Company's weighted average interest rate of notes payable to banks and institutions was approximately 8.36% at March 31, 1996, compared to 9.33% at March 31, 1995. At March 31, 1996, approximately 36% of such debt was subject to fixed interest rates for at least one year under the terms of such debt or applicable interest rate swap agreements. Approximately 64% of the Company's total indebtedness is at fixed interest rates as of March 31, 1996.

           Adelphia has entered into interest rate swap agreements and interest rate cap agreements with banks to reduce the impact of changes in interest rates on its bank debt. During fiscal 1996, the Company received $11,526 upon termination of several interest rate swap agreements having a stated notional principal amount of $270,000. The amount received will be amortized as a reduction of interest expense through November 1998. Also during fiscal 1996, the Company received $4,900 and assumed the obligations as a counterparty under certain interest rate swap agreements with Olympus. These interest rate swap agreements have a notional principal amount of $140,000 and expire through November 1998.

           On July 28, 1993, Adelphia completed the placement of $110,000 aggregate principal amount of 10 1/4% Senior Notes Due 2000, Series A. The net proceeds from this placement were approximately $106,961.

           On January 14, 1994, Adelphia completed a public offering of 9,132,604 shares of Class A Common Stock (the "Stock Offering"). Of the 9,132,604 shares of Class A Common Stock sold in the Stock Offering, 3,300,000 shares were sold to the public at $18.00 per share and 5,832,604 shares were sold directly by Adelphia to partnerships controlled by members of the Rigas Family, at the public offering price less the underwriting discount. Highland Holdings and Syracuse Hilton Head Holdings, L.P., ("SHHH") which hold and control the Managed Systems, purchased 4,374,453 and 1,458,151 of such 5,832,604 shares, respectively.

           On February 15, 1994, the Company issued, in a private placement, $150,000 aggregate principal amount of 9 1/2% Senior Pay-In-Kind ("PIK") Notes Due 2004, Series A. The net proceeds from the 9 1/2% Notes of approximately $147,000 were used to repay outstanding bank debt of subsidiaries in order to extend the scheduled maturities of the Company's long-term debt. The Company has the ability to pay interest on its 9 1/2% PIK Notes by issuing additional notes totaling approximately $57,906 in lieu of cash interest payments through February 15, 1999.

           In May 1994, Adelphia purchased on the open market $10,000 of its 10 1/4% Senior Notes due in 2000 at a price of 94.5% of face value plus accrued interest.

           On February 28, 1995, as a part of the Telesat Investment Agreement, FPL Group Inc. ("FPL") purchased 1,000,000 shares of newly issued Class A Common Stock for $15,000.

           As of March 31, 1996, certain subsidiaries of the Company had commitments for a $690,000 financing arrangement consisting of a $540,000 revolving credit facility maturing December 31, 2003 and a $150,000 term loan facility maturing December 31, 2004. Initial borrowings during April 1996 of $483,000 were used primarily to repay existing indebtedness and for working capital purposes. The maximum available under the revolving credit facility is reduced, in increasing quarterly amounts, beginning June 30, 1998 through December 31, 2003. Borrowings under the term loan facility are payable in installments, in increasing quarterly amounts, commencing June 30, 1998 and ending on December 31, 2004.

           On April 15, 1996, Hyperion completed a private placement to institutional investors and realized gross proceeds of $175,265 upon issuance of $329,000 aggregate principal amount at maturity of 13% Senior Discount Notes and warrants to purchase an aggregate of 613,427 common shares of Hyperion. If all warrants were exercised, the warrants would represent approximately 5.78% of the common stock of Hyperion on a fully diluted basis. The notes will not require payment of interest until October 15, 2001, and may not be redeemed prior to April 15, 2001. Hyperion is using the net proceeds from the offering to expand its existing markets, to complete construction of new networks, to enter additional markets, to repay certain indebtedness owed to Adelphia, and for working capital purposes.

           Acquisitions. On March 10, 1994, the Company purchased a 75% equity interest in Three Rivers Cable Associates, L.P. ("TR") for $6,000. At the acquisition date, TR served approximately 15,000 subscribers in Ohio and approximately 3,000 subscribers in Pennsylvania, which are contiguous with existing Company owned systems. Adelphia has also committed to provide a fully collateralized $18,000 line of credit, similar to that which would be available to TR had it borrowed such monies from a commercial bank. At March 31, 1996, there were outstanding borrowings of $13,164 under this agreement.

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

           On April 12, 1994, Adelphia purchased for $15,000 (i) convertible preferred units in Niagara Frontier Hockey, L.P., (the "Sabres Partnership") which owns the Buffalo Sabres National Hockey League ("NHL") Franchise, convertible to a 34% equity interest and (ii) warrants allowing Adelphia to increase its interest to 40%. Adelphia has also committed to advance $12,500 to the Sabres Partnership in the form of 14% convertible capital funding notes. In connection with the $12,500 commitment, Adelphia's convertible preferred units' return has been increased to 14%. During the year ended March 31, 1996, the Company funded $7,681 of the $12,500 and by April 24, 1996, the entire $12,500 had been funded. The Sabres Partnership manages and will receive allocations of profits, losses and distributions from the Marine Midland Arena, a new sports and entertainment facility expected to be completed by the opening of the 1996-1997 NHL season. Adelphia believes this investment will be a competitive advantage in the Buffalo cable television market.

           On May 12, 1994, Adelphia invested $3,000 for a 20% interest in SuperCable ALK International, a cable operator in Caracas, Venezuela. In April 1994, Adelphia invested $4,200 in Commonwealth Security Systems, Inc. in exchange for an 8.75%, $4,200 convertible note and warrants. The note is convertible into a 33% fully-diluted common equity interest on demand. The warrants entitle Adelphia to acquire up to a 40% fully diluted common equity interest for an additional $670.

           On June 16, 1994, Adelphia invested $34,000 in TMC Holdings Corporation ("THC"), the parent of Tele-Media Company of Western Connecticut. THC owns cable television systems which, at the acquisition date, served approximately 43,000 subscribers in western Connecticut. The investment in THC provides Adelphia with a $30,000 preferred equity interest in THC and a 75% non-voting common equity interest, with a liquidation preference to the remaining 25% common stock ownership interest in THC. Adelphia has the right to convert such interest to a 75% voting common equity interest, with a liquidation preference to the remaining shareholders' 25% common stock ownership interest, on demand subject to certain regulatory approvals. The acquisition of THC was accounted for using the purchase method of accounting. The consolidated statements of operations and cash flows include the operations of the acquired system from June 16, 1994. Debt assumed, included in notes payable of subsidiaries to banks and institutions, was $52,000 at closing.

           On June 30, 1994, Adelphia acquired from Olympus 85% of the common stock of Northeast Cable, Inc. ("Northeast") for a purchase price of $31,875. Northeast owns cable television systems which, at the acquisition date, served approximately 36,500 subscribers in eastern Pennsylvania. Of the purchase price, $16,000 was paid in cash and the remainder resulted in a decrease in Adelphia's receivable from Olympus. The acquisition of Northeast was accounted for using the purchase method of accounting. The consolidated statements of operations and cash flows include the operations of the acquired system since June 30, 1994. Debt assumed, included in notes payable of subsidiaries to banks and institutions, was $42,300 at closing.

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

           On December 27, 1994, Adelphia exchanged its existing investment in TMIP with a Managed System for a note in the amount of $13,000. No gain or loss was recognized as a result of this exchange.

           On January 10, 1995, Adelphia issued 399,087 shares of Class A Common Stock in connection with the merger of a wholly-owned subsidiary of Adelphia into Oxford Cablevision, Inc. ("Oxford"), one of the Terry Family cable systems. Oxford served approximately 4,200 subscribers at the acquisition date, located in the North Carolina counties of Granville and Warren. The acquisition of Oxford was accounted for using the purchase method of accounting. The consolidated statements of operations and cash flows include the operations of the acquired systems since January 10, 1995. Adelphia assigned the rights to purchase the stock of the other Terry Family cable systems to a Managed System.

           On January 31, 1995, Adelphia acquired Tele-Media Company of Martha's Vineyard, L.P. ("Martha's Vineyard") for $11,775, a cable system which, at the acquisition date, served approximately 7,000 subscribers located in Martha's Vineyard, Massachusetts. The acquisition of Martha's Vineyard was accounted for using the purchase method of accounting. The consolidated statements of operations and cash flows include the operations of the acquired system since January 31, 1995.

           On April 12, 1995, Adelphia acquired cable systems from Clear Channels Cable TV Company located in Kittanning, New Bethlehem and Freeport, Pennsylvania, for $17,456. These systems served approximately 10,700 subscribers at the acquisition date. The acquisition of these systems has been accounted for using the purchase method of accounting. The consolidated statements of operations and cash flows include the operations of the acquired systems since April 12, 1995.

           On June 12, 1995, Adelphia announced the signing of a definitive agreement for the purchase of all of the cable systems of First Carolina Cable TV, L.P. These systems together serve approximately 34,000 subscribers located in Vermont and are being purchased for an aggregate price of $48,500, which is expected to be consummated in the second quarter of fiscal 1997.

           On January 9, 1996, Adelphia completed the acquisition of the cable systems of Eastern Telecom Corporation and Robinson Cable TV, Inc. These systems served approximately 24,000 subscribers at the acquisition date located in western Pennsylvania and were purchased for an aggregate price of $43,000. The acquisition of these systems has been accounted for using the purchase method of accounting. The consolidated statements of operations and cash flows include the operations of the acquired systems since January 9, 1996.

           On April 1, 1996, Adelphia purchased the cable television operations of Cable TV Fund 11-B, Ltd. from Jones Intercable. This CATV system was acquired for $84,000 and served approximately 39,700 subscribers at the acquisition date in the New York counties of Erie and Niagara.

            Olympus. During the years ended March 31, 1994 and 1995, the Company made net investments in and advances to Olympus totaling $2,285 and $1,966, respectively. Such investments and advances provided funds to Olympus for capital expenditures, for the repayment of debt and for working capital. During the year ended March 31, 1996, the Company received net distributions and advances from Olympus totaling $45,599. During the years ended March 31, 1994, 1995 and 1996, the Company received priority investment income from Olympus of $22,300, $22,300 and $28,852, respectively.

           On February 28, 1995, Olympus entered into a Liquidation Agreement with the Gans Family ("Gans"), an Olympus limited partner. Under this Liquidation Agreement, Gans agreed to exchange their redeemable limited partner interests in Olympus for the remaining 15% of the common stock of Northeast held by Olympus. Concurrently with the closing of the Liquidation Agreement, ACP Holdings, Inc. ("ACP", a wholly owned subsidiary of Adelphia and managing general partner of Olympus), Olympus, Telesat and certain shareholders of Adelphia entered into an investment agreement (the "Telesat Investment Agreement") whereby Telesat contributed to Olympus substantially all of the assets associated with certain cable television systems, serving approximately 50,000 subscribers in southern Florida, in exchange for general and limited partner interests of $5, Senior Limited Partner ("SLP") interests of $20,000 and $112,500 of newly issued 16.5% preferred limited partner ("PLP") interests.

           Prior to the Telesat Investment Agreement, Olympus had obligations to Adelphia for intercompany advances, redeemable PLP interests and accrued priority return on redeemable PLP interests. In conjunction with the Telesat Investment Agreement, Adelphia contributed $49,974 of the intercompany advances, $51,101 of the existing redeemable PLP interests and all of the then existing accrued priority return on the redeemable PLP interests to general partners' equity (deficiency). Adelphia then exchanged its remaining redeemable PLP interests for $225,000 of new PLP interests. Also, Senior Debt (as defined in the Telesat Investment Agreement) owed by Olympus to Adelphia of $40,000 remained outstanding after consummation of the Telesat Investment Agreement. After this transaction Adelphia holds a 50% voting interest in Olympus with a Telesat subsidiary as its only other voting partner in Olympus.

           Managed Partnerships. On September 29, 1993, the Board of Directors of the Company authorized the Company to make loans in the future to the Managed Partnerships up to an amount of $50,000. During the years ended March 31, 1994, 1995 and 1996, the Company made advances in the net amount of $7,828, $10,028 and $14,859, respectively, to these and other related parties, primarily for capital expenditures and working capital purposes.

           On October 6, 1993, Adelphia purchased the 14% preferred Class B Limited Partnership Interest in SHHH for $18,338 from Robin Media Group, an unrelated party. SHHH is a joint venture of the Rigas Family and Tele-Communications, Inc., whose interests in SHHH are junior to Adelphia's.

           During fiscal 1995, the Company sold its investment in TMIP to SHHH for $13,000. On January 31, 1995, a wholly owned subsidiary of Adelphia received a $20,000 preferred investment from SHHH to facilitate the acquisition of cable properties.

           Resources. The Company plans to continue to explore and consider new commitments, arrangements or transactions to refinance existing debt, increase the Company's liquidity or decrease the Company's leverage. These could include, among other things, the future issuance by Adelphia, or its subsidiaries, of public or private equity or debt and the negotiation of new or amended credit facilities. These could also include entering into acquisitions, joint ventures or other investment or financing activities, although no assurance can be given that any such transactions will be consummated. The Company's ability to borrow under current credit facilities and to enter into refinancings and new financings is limited by covenants contained in Adelphia's indentures and its subsidiaries' credit agreements, including covenants under which the ability to incur indebtedness is in part a function of applicable ratios of total debt to cash flow.

           During each of the years ended March 31, 1995 and 1996, the increase in capital expenditures and accounts payable was primarily attributed to the companies acquired and an increase in the level of expenditures for new technology and rebuild activity. The increase in accrued interest and other liabilities resulted from the deferral of the gain from the termination of certain interest rate swaps.

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

           Management believes that the telecommunications industry, including the cable television and telephone industries, continues to be in a period of consolidation characterized by mergers, joint ventures, acquisitions, sales of all or part of cable companies or their assets, and other partnering and investment transactions of various structures and sizes involving cable or other telecommunications companies. The Company continues to evaluate new opportunities that allow for the expansion of its business through the acquisition of additional cable television systems in geographic proximity to its existing regional markets or in locations that can serve as a basis for new market areas. The Company, like other cable television companies, has participated from time to time and is participating in preliminary discussions with third parties regarding a variety of potential transactions, and the Company has considered and expects to continue to consider and explore potential transactions of various types with other cable and telecommunications companies. However, no assurances can be given as to whether any such transaction may be consummated or, if so, when.

           Recent Accounting Pronouncements. Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," requires an asset and liability approach for financial accounting and reporting for income taxes. Effective April 1, 1993, the Company adopted the provisions of SFAS No. 109. The adoption of SFAS No. 109 resulted in the cumulative recognition of an additional liability by the Company of $89,660.

           SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," establishes accounting standards for assessing the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. Effective January 1, 1994 and April 1, 1994, respectively, both Olympus and the Company adopted the provisions of SFAS No. 121. The adoption of SFAS No. 121 did not materially affect the financial statements of Olympus or the Company.

Inflation

           In the three fiscal years in the period ended March 31, 1996, inflation did not have a significant effect on the Company. Periods of high inflation could have an adverse effect to the extent that increased borrowing costs for floating-rate debt may not be offset by increases in subscriber rates. At March 31, 1996, after giving effect to interest rate hedging agreements, approximately $778,375 of the Company's total debt was subject to floating interest rates.

Olympus

           The Company serves as the managing general partner of Olympus and, as of December 31, 1995, held $5 of voting general partnership interests representing, in the aggregate, 50% of the voting interests of Olympus. The Company also held, as of December 31, 1995, $251,083 aggregate principal amount of nonvoting PLP interests in Olympus, which entitle the Company to a 16.5% per annum priority return. The remaining equity in Olympus consists of voting and non-voting partnership interests held by subsidiaries of FPL.

           On February 28, 1995, Olympus entered into a Liquidation Agreement with the Gans family ("Gans"), an Olympus limited partner. Under this Liquidation Agreement, Gans agreed to exchange their redeemable limited partner interests in Olympus for the remaining 15% of the common stock of Northeast held by Olympus. Concurrently with the closing of the Liquidation Agreement, ACP, Olympus, Telesat and certain shareholders of Adelphia entered into the Telesat Investment Agreement whereby Telesat contributed to Olympus substantially all of the assets associated with certain cable television systems, serving approximately 50,000 subscribers in southern Florida, in exchange for general and limited partner interests of $5, Special Limited Partner ("SLP") interests of $20,000 and $112,500 of newly issued 16.5% PLP interests.

           On March 28, 1996, ACP, Telesat, Olympus, Adelphia and certain shareholders of Adelphia entered into an agreement which amended certain aspects of the Olympus Partnership Agreement. The amendment provides for the repayment of certain amounts owed to Telesat totaling $20,000, the release of certain obligations of Telesat to Olympus and the reduction of Telesat's PLP and accrued priority return balances by $20,000. The amendment further provides for a $40,000 distribution to Adelphia as a reduction of its PLP interests and accrued priority return. These repayments and distributions were made on March 29, 1996 and were funded through internally generated funds and advances from an affiliate.

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

           On April 3, 1995, Olympus acquired all of the cable and security systems of WB Cable Associates, Ltd. ("WB Cable") which, at the acquisition date, served 44,000 cable and security monitoring subscribers for a purchase price of $82,000. WB Cable provides cable services from one headend and security monitoring services from one location in West Boca Raton, Florida. Of the purchase price, $77,000 was paid in cash and $5,000 was paid in Adelphia Class A Common Stock. The acquisition was accounted for under the purchase method of accounting, and was financed principally through borrowings under an Olympus subsidiary's credit agreement.

           On May 12, 1995, certain Olympus subsidiaries entered into a $475,000 revolving credit facility with several banks, maturing December 31, 2003. The proceeds at closing were used to repay existing bank debt. At December 31, 1995, $56,000 of unused commitments was available.

           On January 5, 1996, Olympus acquired all of the southeast Florida cable systems of the Leadership Cable division of Fairbanks Communications, Inc., which, at the acquisition date, served approximately 50,000 cable and security monitoring subscribers for a purchase price of $95,800. The purchase price consists of $40,000 in cash and a seller note due December 30, 1997 totaling $55,800 plus accrued interest. The cash portion of the acquisition price was financed through borrowings under an Olympus credit agreement.

           The following table is derived from the Olympus Communications, L.P. Consolidated Financial Statements included in this Form 10-K.

                     SUPPLEMENTAL FINANCIAL DATA FOR OLYMPUS

                                                                             Year Ended December 31,
                                                       ----------------------------------------------------------------
                                                                1993                  1994                  1995
                                                       --------------------  --------------------   -------------------
         Statement of Operations Data:
         Revenues                                      $           89,099    $           93,421    $          120,968
         Business interruption revenue                              9,547                 1,037                     -
                                                       --------------------  --------------------   -------------------
                   Total                                           98,646                94,458               120,968

         Operating income before depreciation and
           amortization                                            55,195                47,079                53,228
         Depreciation and amortization                             37,240                36,703                31,953
         Operating income                                          17,955                10,376                21,275
         Interest expense                                         (29,470)              (32,262)              (36,718)
         Net loss                                                 (70,744)              (21,025)              (19,391)

         Balance Sheet Data:
         Total assets                                  $          458,663    $          375,985    $          533,909
         Total long-term debt                                     368,263               314,069               419,809
         Limited partners' interests                              281,101               281,986               396,630

         Other Financial Data:
         Capital expenditures                          $           23,164    $           23,916    $           21,498
         Operating margin (a)                                       56.0%                 49.8%                 44.0%

            (a) Percentage representing operating income before depreciation and amortization divided by total revenues.



Comparison of Years Ended December 31, 1993, 1994 and 1995 - Olympus

           Revenues. Total revenues for the year ended December 31, 1994 declined 4.2% from the prior year. The decrease in revenues in 1994 as compared with 1993 was due to the sale of Northeast in June 1994, partially offset by the positive impact of the South Dade rebuild from the effects of Hurricane Andrew and subscriber growth. For the year ended December 31, 1995, revenues increased 28.1% from the prior year which primarily reflects the impact of the acquisitions of Telesat and WB Cable during 1995 coupled with the positive impact of rate increases implemented effective October 1, 1995 and the internal growth of subscribers.

           Operating Income Before Depreciation and Amortization. For the year ended December 31, 1994, operating income before depreciation and amortization decreased 14.7% as compared with the prior year. The decrease was due to increased operating costs with no corresponding increase in rates due to the FCC rate freeze, the impact of the sale of Northeast and the decline in business interruption insurance revenue. For the year ended December 31, 1995, operating income before depreciation and amortization increased 13.1% as compared with the prior year. The increase was primarily due to the increased operating income provided by the Telesat and WB Cable acquisitions, partially offset by increased programming costs and incremental costs associated with increased subscribers.

           Operating Income. For the year ended December 31, 1994, operating income decreased by $7,579 to $10,376. The decrease was due to reduced business interruption insurance revenue, the above noted FCC rate freeze impact and the effect of the Northeast sale. For the year ended December 31, 1995, operating income increased by $10,899 to $21,275. The increase was primarily due to the incremental operating income of acquired systems, the Telesat and WB Cable acquisitions, the positive impact of the rate increase discussed above and lower depreciation and amortization.

           Interest Expense. For the year ended December 31, 1994, interest expense increased 9.5% primarily due to higher average rates outstanding on debt partially offset by the reduction of debt from the sale of Northeast. For the year ended December 31, 1995, interest expense increased 13.8% primarily due to the higher level of debt outstanding.

           Net Loss. Olympus reported net losses of $70,744, $21,025 and $19,391 for the years ended December 31, 1993, 1994 and 1995, respectively. The decrease in net loss in 1994 compared to the prior year was attributable to the absence in 1994 of the impact of the change in accounting for income taxes of $59,500 which was recorded in 1993, offset by lower operating income for the period. The decline in net loss in 1995 compared to 1994 is primarily due to the increased operating income of acquired systems, partially offset by increased programming costs and incremental costs associated with increased subscribers

Regulatory and Competitive Matters

           The cable television operations of the Company may be adversely affected by changes and developments in governmental regulation, competitive forces and technology. The cable television industry and the Company are subject to extensive regulation at the federal, state and local levels. Many aspects of such regulation are currently the subject of judicial proceedings and administrative or legislative proceedings or proposals. On October 5, 1992, Congress passed the 1992 Cable Act, which significantly expands the scope of regulation of certain subscriber rates and a number of other matters in the cable industry, such as mandatory carriage of local broadcast stations and retransmission consent, and which will increase the administrative costs of complying with such regulations. The FCC has adopted rate regulations that establish, on a system-by-system basis, maximum allowable rates for (i) basic and cable programming services (other than programming offered on a per-channel or per-program basis), based upon a benchmark methodology, and (ii) associated equipment and installation services based upon cost plus a reasonable profit. Under the FCC rules, franchising authorities are authorized to regulate rates for basic services and associated equipment and installation services, and the FCC will regulate rates for regulated cable programming services in response to complaints filed with the agency. The 1996 Act ends FCC regulation of cable programming service tier rates on March 31, 1999. The original rate regulations became effective on September 1, 1993. Amendments to the rate regulations became effective May 15, 1994. Further amendments were adopted on November 10, 1994.

           The original rate regulations required a reduction of existing rates charged for basic services and regulated cable programming services to the greater of (i) the applicable benchmark level or (ii) the rates in force as of September 30, 1992, reduced by 10%, adjusted forward for inflation. The amended regulations generally require a reduction of up to 17 percent from the rates for regulated services in force as of September 30, 1992, adjusted forward for inflation and certain other factors. Rate reductions are not required to the extent that a cable operator at its option elects to use an alternative cost-of-service methodology and shows that rates for basic and cable programming services are reasonable. Refunds with interest will be required to be paid by cable operators who are required to reduce regulated rates. The FCC has reserved the right to reduce or increase the benchmarks it has established. The rate regulations will also limit future increases in regulated rates to an inflation indexed amount plus increases in certain costs such as taxes, franchise fees, costs associated with specific franchise requirements and increased programming costs. Cost-based adjustments to these capped rates can also be made in the event a cable operator adds or deletes channels or completes a significant system rebuild or upgrade. On November 10, 1994, the FCC adopted an alternative method for adjusting the rates charged for a cable programming services tier when new services are added. This will allow cable operators to increase rates by as much as $1.50 over a two year period to reflect the addition of up to six new channels of service on cable programming service tiers. In addition, a new programming tier can be created, the rate for which would not be regulated as long as certain conditions are met, such as not moving services from existing tiers to the new one. Because of the limitation on rate increases for regulated services, future revenue growth from cable services will rely to a much greater extent than has been true in the past on increased revenues from unregulated services and new subscribers than from increases in previously unregulated rates.

           The FCC has adopted regulations implementing all of the requirements of the 1992 Cable Act. The FCC is also likely to continue to modify, clarify or refine the rate regulations. In addition, litigation has been instituted challenging various portions of the 1992 Cable Act and the rulemaking proceedings including the rate regulations. The 1996 Act deregulates the rates for cable programming services on March 31, 1999. Adelphia cannot predict the effect if the 1996 Act on future rulemaking proceedings or changes to the rate regulations.

           Effective September 1, 1993, as a result of the 1992 Cable Act, Adelphia repackaged certain existing cable services by adjusting rates for basic service and introducing a new method of offering certain cable services. Adelphia adjusted the basic service rates and related equipment and installation rates in all of its systems in order for such rates to be in compliance with the applicable benchmark or equipment and installation cost levels. Adelphia also implemented a program in all of its systems called "CableSelect" under which most of Adelphia's satellite-delivered programming services are now offered individually on a per channel basis, or as a group at a price of approximately 15% to 20% below the sum of the per channel prices of all such services. For subscribers who elect to customize their channel lineup, Adelphia will provide, for a monthly rental fee, an electronic device located on the cable line outside the home, enabling a subscriber's television to receive only those channels selected by the subscriber. These basic service rate adjustments and the CableSelect program have also been implemented in all systems managed by Adelphia. Adelphia believes CableSelect provides increased programming choices to its subscribers while providing flexibility to Adelphia to respond to future changes in areas such as customer demand and programming.

           A letter of inquiry, one of at least 63 sent by the FCC to numerous cable operators, was received by an Olympus system regarding the implementation of this new method of offering services. Olympus responded in writing to the FCC's inquiry. On November 18, 1994, the FCC released amended rules under which, on a prospective basis, any a la carte package will be treated as a regulated tier, except for packages involving premium services. Also, on November 18, 1994, the Cable Services Bureau of the FCC issued a decision holding that the "CableSelect" program was an evasion of the rate regulations and ordered this package to be treated as a regulated tier. This decision, and all other letters of inquiry decisions, were principally decided on the number of programming services moved from regulated tiers to "a la carte" packages. Adelphia has appealed this decision to the full Commission which affirmed the Cable Service Bureau's decision. Adelphia has sought reconsideration of the decision.

           Certain other cable television companies that utilized a la carte packages have recently reached settlement/resolution with the FCC on this issue. Adelphia believes that in view of this experience with other operators, resolution of these differences is possible, consistent with the terms and conditions of those earlier resolutions. Accordingly, results of operations for the fiscal year ended March 31, 1996 include a $5,300 charge representing management's estimate of the total costs associated with the resolution of this matter. Such costs include, (i) an estimate of credits to be extended to customers in future periods of up to $2,700, (ii) legal and other costs incurred during the fiscal year ended March 31, 1996, and (iii) an estimate of legal and other costs to be incurred associated with the ultimate resolution of this matter. At March 31, 1996, $3,800 of the charge to earnings remained as an estimate of future costs to be incurred to resolve this matter. While Adelphia cannot predict the ultimate outcome or effect of this matter, management of Adelphia does not expect the ultimate outcome of this matter to have a material adverse effect on Adelphia's financial position and results of operations. Also, no assurance can be given as to what other future actions Congress, the FCC or other regulatory authorities may take or the effects thereof on the Company. The Company is currently unable to predict the effect that the amended regulations, future FCC treatment of "a la carte" packages or other future FCC rulemaking proceedings will have on its business and results of operations in future periods.

           Cable television companies operate under franchises granted by local authorities which are subject to renewal and renegotiation from time to time. Because such franchises are generally non-exclusive, there is a potential for competition with the systems from other operators of cable television systems, including public systems operated by municipal franchising authorities themselves, and from other distribution systems capable of delivering television programming to homes. The 1992 Cable Act and the 1996 Act contain provisions which encourage competition from such other sources. The Company cannot predict the extent to which competition will materialize from other cable television operators, local telephone companies, other distribution systems for delivering television programming to the home, or other potential competitors, or, if such competition materializes, the extent of its effect on the Company.

           FCC rules heretofore permitted local telephone companies to offer "video dialtone" service for video programmers, including channel capacity for the carriage of video programming and certain non-common carrier activities such as video processing, billing and collection and joint marketing agreements. On December 15, 1992, New Jersey Bell Telephone Company filed an application with the FCC to operate a "video dialtone" service in portions of Dover County, New Jersey, in which the Company serves approximately 20,000 subscribers. The FCC approved the application on July 18, 1994. The Company has appealed this decision to the U.S. Court of Appeals for the District of Columbia. This case is presently pending.

           The 1996 Act repealed the prohibition on local exchange telephone exchange companies ("LECs") from providing video programming directly to customers within their local exchange areas other than in rural areas or by specific waiver of FCC rules. The 1996 Act also authorized LECs to operate "open video systems" ("OVS") without obtaining a local cable franchise, although LECs operating such a system can be required to make payments to local governmental bodies in lieu of cable franchise fees. Where demand exceeds capacity, up to two-thirds of the channels on an OVS must be available to programmers unaffiliated with the LEC. The statute states that the OVS scheme supplants the FCC's "video dialtone" rules, but existing authorizations are grandfathered. Once the FCC has promulgated rules to implement the OVS concept, however, New Jersey Bell will presumably have the option of converting its video dialtone authorization to an OVS authorization.

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

           The Company cannot predict the ultimate outcome of the video dialtone proceeding. However, the Company believes that the provision of video programming by telephone companies in competition with the Company's existing operations could have an adverse effect on the Company's financial condition and results of operations. At this time, the impact of any such effect is not known or estimable.
See Item 1 - "Business - Competition" and "Legislation and Regulation."


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           The consolidated financial statements and related notes thereto and independent auditors report follow.

Adelphia Communications Corporation and Subsidiaries - Index to Consolidated
   Financial Statements



ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Independent Auditors' Report                                    50

Consolidated Balance Sheets, March 31, 1995 and 1996            51

Consolidated Statements of Operations,
  Years Ended March 31, 1994, 1995 and 1996                     52

Consolidated Statements of Stockholders' Equity (Deficiency),
  Years Ended March 31, 1994, 1995 and 1996                     53

Consolidated Statements of Cash Flows,
  Years Ended March 31, 1994, 1995 and 1996                     54

Notes to Consolidated Financial Statements                      55


OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES

Independent Auditors' Report                                    74

Consolidated Balance Sheets, December 31, 1994 and 1995         75

Consolidated Statements of Operations,
  Years Ended December 31, 1993, 1994, and 1995                 76

Consolidated Statements of Partners' Equity (Deficiency),
  Years Ended December 31, 1993, 1994 and 1995                  77

Consolidated Statements of Cash Flows,
  Years Ended December 31, 1993, 1994 and 1995                  78

Notes to Consolidated Financial Statements                      79

INDEPENDENT AUDITORS' REPORT


Adelphia Communications Corporation:


We have audited the accompanying consolidated balance sheets of Adelphia Communications Corporation and subsidiaries as of March 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for each of the three years in the period ended March 31, 1996. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Adelphia Communications Corporation and subsidiaries at March 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 7 to the consolidated financial statements, effective April 1, 1993, the Company changed its method of accounting for income taxes.



DELOITTE & TOUCHE LLP

Pittsburgh, Pennsylvania
June 28, 1996


              ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)
                                                                                            March 31,
                                                                                   -------------------------
ASSETS:                                                                                1995          1996
                                                                                   -----------   -----------
Cable television systems, at cost, net of depreciation and amortization:
Property, plant and equipment ..................................................   $   518,405   $   560,376
Intangible assets ..............................................................       546,116       568,898
                                                                                   -----------   -----------
Total ..........................................................................     1,064,521     1,129,274

Cash and cash equivalents ......................................................         5,045        10,809
Investments ....................................................................        48,968        68,147
Preferred equity investment in Managed Partnership .............................        18,338        18,338
Subscriber receivables - net ...................................................        20,433        23,803
Prepaid expenses and other assets - net ........................................        48,352        52,658
Related party investments and receivables - net ................................        61,634        30,894
                                                                                   -----------   -----------
Total ..........................................................................   $ 1,267,291   $ 1,333,923
                                                                                   ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY):
Notes payable of subsidiaries to banks and institutions ........................   $ 1,086,350   $ 1,224,675
12 1/2% Senior Notes due 2002 ..................................................       400,000       400,000
10 1/4% Senior Notes due 2000 ..................................................        99,011        99,158
11 7/8% Senior Debentures due 2004 .............................................       124,470       124,502
9 7/8% Senior Debentures due 2005 ..............................................       127,994       128,118
9 1/2% Senior Pay-In-Kind Notes due 2004 .......................................       164,370       180,357
Other debt .....................................................................        19,415        18,663
Accounts payable ...............................................................        42,872        66,668
Subscriber advance payments and deposits .......................................        16,494        14,706
Accrued interest and other liabilities .........................................        87,751        99,106
Deferred income taxes ..........................................................       110,139       106,209
                                                                                   -----------   -----------
Total liabilities ..............................................................     2,278,866     2,462,162
                                                                                   -----------   -----------

Commitments and contingencies (Note 4)

Stockholders' equity (deficiency):
Class A Common Stock, $.01 par value, 50,000,000 and 200,000,000 shares authorized, respectively; 14,906,691 and 15,364,009 shares
outstanding, respectively ......................................................           149           154
Class B Common Stock, $.01 par value, 25,000,000 shares
authorized and 10,944,476 shares outstanding ...................................           109           109
Additional paid-in capital .....................................................       211,190       214,415
Accumulated deficit ............................................................    (1,223,023)   (1,342,917)
                                                                                   -----------   -----------
Total stockholders' equity (deficiency) ........................................    (1,011,575)   (1,128,239)
                                                                                   -----------   -----------
Total ..........................................................................   $ 1,267,291   $ 1,333,923
                                                                                   ===========   ===========

                                                See notes to consolidated
financial statements.

                                           ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (Dollars in thousands, except per share amounts)

                                                                  Year Ended March 31,
                                                        ---------------------------------------
                                                               1994           1995         1996
                                                        -----------    -----------  -----------
Revenues ............................................   $   319,045    $   361,505  $   403,597
                                                        -----------    -----------  -----------

Operating expenses:
Direct operating and programming ....................        90,547        106,993      124,116
Selling, general and administrative .................        52,801         63,487       68,357
Depreciation and amortization .......................        89,402         97,602      111,031
Rate regulation .....................................          --             --          5,300
                                                        -----------    -----------  -----------
Total ...............................................       232,750        268,082      308,804
                                                        -----------    -----------  -----------

Operating income ....................................        86,295         93,423       94,793
                                                        -----------    -----------  -----------

Other income (expense):
Interest income from affiliates .....................         9,188         11,112       10,623
Other income ........................................          (299)         1,453         --
Priority investment income from Olympus .............        22,300         22,300       28,852
Interest expense ....................................      (182,136)      (195,698)    (210,691)
Equity in loss of joint ventures ....................       (30,054)       (44,349)     (46,257)
                                                        -----------    -----------  -----------
Total ...............................................      (181,001)      (205,182)    (217,473)
                                                        -----------    -----------  -----------

Loss before income taxes, extraordinary loss and
cumulative effect of change in accounting principle .       (94,706)      (111,759)    (122,680)
Income tax (expense) benefit ........................        (2,742)         5,475        2,786
                                                        -----------    -----------  -----------

Loss before extraordinary loss and cumulative
effect of change in accounting principle ............       (97,448)      (106,284)    (119,894)
Extraordinary loss on early retirement of debt ......          (752)          --           --
Cumulative effect of change in accounting for
income taxes ........................................       (89,660)          --           --
                                                        -----------    -----------  -----------

Net loss ............................................   $  (187,860)   $  (106,284) $  (119,894)
                                                        ===========    ===========  ===========

Loss per weighted average share of common stock
before extraordinary loss and cumulative effect of
change in accounting principle ......................         (5.66)         (4.32)       (4.56)
Extraordinary loss per weighted average share on
early retirement of debt ............................         (0.04)          --           --
Cumulative effect per weighted average share of
change in accounting for income taxes ...............         (5.21)          --           --
                                                        -----------    -----------  -----------

Net loss per weighed average share of common stock ..   $    (10.91)   $     (4.32) $     (4.56)
                                                        ===========    ===========  ===========

Weighted average shares of common stock outstanding .        17,221         24,628       26,305
                                                        ===========    ===========  ===========

                                              See notes to consolidated
financial statements.


              ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                             (Dollars in thousands)

                                                         Class A        Class B    Additional                Stockholders'
                                                          Common        Common       Paid-in     Accumulated     Equity
                                                           Stock         Stock       Capital       Deficit    (Deficiency)
                                                       ------------  ------------  ------------  ------------  ------------

Balance, March 31, 1993 ............................   $         44  $        109  $     60,112  $   (928,879) $   (868,614)

Issuance of Class A Common
Stock on January 14, 1994 ..........................             91          --         155,872          --         155,963

Excess of purchase price of
acquired assets over
predecessor owners' book
value ..............................................           --            --         (17,553)         --         (17,553)

Net loss ...........................................           --            --            --        (187,860)     (187,860)
                                                       ------------  ------------  ------------  ------------  ------------

Balance, March 31, 1994 ............................            135           109       198,431    (1,116,739)     (918,064)

Issuance of Class A Common
Stock on January 10, 1995 ..........................              4          --           3,588          --           3,592

Issuance of Class A Common
Stock on February 28, 1995 .........................             10          --          14,851          --          14,861

Excess of purchase price of
acquired assets over
predecessor owners' book
value ..............................................           --            --          (5,680)         --          (5,680)

Net loss ...........................................           --            --            --        (106,284)     (106,284)
                                                       ------------  ------------  ------------  ------------  ------------

Balance, March 31, 1995 ............................            149           109       211,190    (1,223,023)   (1,011,575)

Issuance of Class A Common
Stock on April 3, 1995 .............................              5          --           4,995          --           5,000

Excess of purchase price of
acquired assets over
predecessor owners' book
value ..............................................           --            --          (1,770)         --          (1,770)

Net loss ...........................................           --            --            --        (119,894)     (119,894)
                                                       ------------  ------------  ------------  ------------  ------------

Balance, March 31, 1996 ............................   $        154  $        109  $    214,415  $ (1,342,917) $ (1,128,239)
                                                       ============  ============  ============  ============  ============

                                                 See notes to consolidated
financial statements.


              ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                           Year Ended March 31,
                                                              --------------------------------------------
                                                                    1994            1995            1996
                                                              ------------    ------------    ------------
Cash flows from operating activities:
Net loss ..................................................   $   (187,860)   $   (106,284)   $   (119,894)
Adjustments to reconcile net loss to net cash provided by
 operating activities:
Depreciation ..............................................         56,370          66,064          70,890
Amortization ..............................................         33,032          31,538          40,141
Noncash interest expense ..................................          1,680          14,756          16,288
Equity in loss of joint ventures ..........................         30,054          44,349          46,257
Rate regulation ...........................................           --              --             2,700
Extraordinary loss on debt retirement .....................            752            --              --
Loss on disposal of property ..............................          1,051            --              --
Cumulative effect of change in accounting for
income taxes ..............................................         89,660            --              --
Increase (decrease) in deferred income taxes,
net of effects of acquisitions ............................          2,061          (5,975)         (3,930)
Changes in operating assets and liabilities, net of
 effects of acquisitions and divestitures:
Subscriber receivables ....................................           (155)           (478)         (3,370)
Prepaid expenses and other assets .........................        (16,288)        (21,152)        (14,465)
Accounts payable ..........................................          5,871          14,789          23,796
Subscriber advance payments and deposits ..................         (1,134)            699          (1,788)
Accrued interest and other liabilities ....................         11,858          10,630           7,662
                                                              ------------    ------------    ------------
Net cash provided by operating activities .................         26,952          48,936          64,287
                                                              ------------    ------------    ------------

Cash flows from investing activities:
Cable television systems acquired .........................        (21,681)        (70,256)        (60,804)
Expenditures for property, plant and equipment ............        (75,894)        (92,082)       (100,089)
Investments in other joint ventures .......................         (8,890)        (38,891)        (24,333)
Preferred equity investment in Managed Partnership ........        (18,338)           --              --
Amounts invested in and advanced to Olympus
and related parties .......................................        (45,285)        (46,046)         (4,236)
Alternate access rights acquired ..........................        (27,000)           --              --
                                                              ------------    ------------    ------------
Net cash used for investing activities ....................       (197,088)       (247,275)       (189,462)
                                                              ------------    ------------    ------------

Cash flows from financing activities:
Proceeds from debt ........................................        744,770         155,314         273,508
Repayments of debt ........................................       (690,232)        (38,107)       (138,694)
Costs associated with debt financing ......................         (4,961)         (2,759)         (3,875)
Issuance of Class A Common Stock ..........................        155,963          14,861            --
                                                              ------------    ------------    ------------
Net cash provided by financing activities .................        205,540         129,309         130,939
                                                              ------------    ------------    ------------

Increase (decrease) in cash and cash equivalents ..........         35,404         (69,030)          5,764

Cash and cash equivalents, beginning of year ..............         38,671          74,075           5,045
                                                              ------------    ------------    ------------

Cash and cash equivalents, end of year ....................   $     74,075    $      5,045    $     10,809
                                                              ============    ============    ============

Supplemental disclosure of cash flow activity -
Cash payments for interest ................................   $    178,840    $    193,206    $    198,369
                                                              ============    ============    ============

                                                See notes to consolidated
financial statements.

===============================================================================
              ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
===============================================================================
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)

              ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)



1. The Company and Summary of Significant Accounting Policies:

The Company and Basis for Consolidation

           Adelphia Communications Corporation and subsidiaries ("Adelphia") owns, operates and manages cable television systems and other related telecommunications businesses. Adelphia's operations consist primarily of selling video programming which is distributed to subscribers for a monthly fee through a network of fiber optic and coaxial cables. These services are offered in the respective franchise areas under the name Adelphia Cable Communications.

           The consolidated financial statements include the accounts of Adelphia and its more than 50% owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

           During the years ended March 31, 1995 and 1996, Adelphia consummated several acquisitions, each of which was accounted for using the purchase method. Accordingly, the financial results of each acquisition have been included in the consolidated results of Adelphia effective with the date acquired. A description of the acquisitions is provided below.

           On June 16, 1994, Adelphia invested $34,000 in TMC Holdings Corporation ("THC"), the parent of Tele-Media Company of Western Connecticut. THC owns cable television systems which, at the acquisition date, served approximately 43,000 subscribers in western Connecticut. The investment in THC provides Adelphia with a $30,000 preferred equity interest in THC and a 75% non-voting common equity interest, with a liquidation preference to the remaining 25% common stock ownership interest in THC. Adelphia has the right to convert such interest to a 75% voting common equity interest, with a liquidation preference to the remaining shareholders' 25% common stock ownership interest, on demand subject to certain regulatory approvals. Debt assumed, included in notes payable of subsidiaries to banks and institutions, was $52,000 at closing.

           On June 30, 1994, Adelphia acquired from Olympus 85% of the common stock of Northeast Cable, Inc. ("Northeast") for a purchase price of $31,875. Northeast owns cable television systems which, at the acquisition date, served approximately 36,500 subscribers in eastern Pennsylvania. Of the purchase price, $16,000 was paid in cash and the remainder resulted in a decrease in Adelphia's receivable from Olympus. Debt assumed, included in notes payable of subsidiaries to banks and institutions, was $42,300 at closing.

           On January 10, 1995, Adelphia issued 399,087 shares of Class A Common Stock in connection with the merger of a wholly-owned subsidiary of Adelphia into Oxford Cablevision, Inc. ("Oxford"), one of the Terry Family cable systems. At the acquisition date, Oxford served approximately 4,200 subscribers located in the North Carolina counties of Granville and Warren.

           On January 31, 1995, Adelphia acquired a majority equity position in Tele-Media Company of Martha's Vineyard, L.P. for $11,775, a cable system which, at the acquisition date, served approximately 7,000 subscribers located in Martha's Vineyard, Massachusetts.

           On April 12, 1995, Adelphia acquired cable systems from Clear Channels Cable TV Company located in Kittanning, New Bethlehem and Freeport, Pennsylvania, for $17,456. These systems served approximately 10,700 subscribers at the date of acquisition.

           On January 9, 1996, Adelphia completed the acquisition of the cable systems of Eastern Telecom Corporation and Robinson Cable TV, Inc. These systems served approximately 24,000 subscribers at the acquisition date located in western Pennsylvania and were purchased for an aggregate price of $43,000.

Investment in Olympus Joint Venture Partnership

           The investment in the Olympus joint venture partnership comprises both limited and general partner interests. The general partner interest represents a 50% voting interest in Olympus Communications, L.P. ("Olympus") and is being accounted for using the equity method. Under this method, Adelphia's investment, initially recorded at the historical cost of contributed property, is adjusted for subsequent capital contributions and its share of the losses of the partnership as well as its share of the accretion requirements of the partnership's interests. The limited partner interest represents a preferred interest ("PLP interests") entitled to a 16.5% annual return.

           The PLP interests are nonvoting, are senior to claims of certain other partner interests, and provide for an annual priority return of 16.5%. Olympus is not required to pay the entire 16.5% return currently and priority return on PLP interests is recognized as income by Adelphia when received. Correspondingly, equity in net loss of Olympus excludes accumulated unpaid priority return (see Note 2).

Subscriber Revenues

           Subscriber revenues are recorded in the month the service is provided.

Property, Plant and Equipment

           Property, plant and equipment are comprised of the following:

                                                       March 31,
                                           --------------------------------
                                                 1995              1996
                                           --------------    --------------

Operating plant and equipment ..........   $      786,917    $      863,957
Real estate and improvements ...........           46,453            51,147
Support equipment ......................           28,242            30,076
Construction in progress ...............           77,026           105,158
                                           --------------    --------------
                                                  938,638         1,050,338
Accumulated depreciation ...............         (420,233)         (489,962)
                                           --------------    --------------
                                           $      518,405    $      560,376
                                           ==============    ==============


           Depreciation is computed on the straight-line method using estimated useful lives of 5 to 12 years for operating plant and equipment and 3 to 20 years for support equipment and buildings. Additions to property, plant and equipment are recorded at cost which includes amounts for material, applicable labor and overhead, and interest. Capitalized interest amounted to $1,345, $1,736 and $1,766 for the years ended March 31, 1994, 1995 and 1996, respectively.




Intangible Assets

           Intangible assets, net of accumulated amortization, are comprised of the following:

                                    March 31,
                             -------------------
                                 1995       1996
                             --------   --------

Purchased franchises .....   $493,249   $465,983
Goodwill .................     38,805     58,377
Non-compete agreements ...     13,495     11,240
Purchased subscriber lists        567     33,298
                             --------   --------
                             $546,116   $568,898
                             ========   ========

           A portion of the aggregate purchase price of cable television systems acquired has been allocated to purchased franchises, purchased subscriber lists, goodwill and non-compete agreements. Purchased franchises and goodwill are amortized on the straight-line method over 40 years. Purchased subscriber lists are amortized on the straight-line method over periods which range from 5 to 10 years. Non-compete agreements are amortized on the straight-line method over their contractual lives which range from 4 to 12 years. Accumulated amortization of intangible assets amounted to $107,914 and $137,012 at March 31, 1995 and 1996, respectively.

Cash and Cash Equivalents

           Adelphia considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Interest on liquid investments was $2,020, $1,230 and $1,859 for the years ended March 31, 1994, 1995, and 1996, respectively.

Investments

           The equity method of accounting is generally used to account for investments in affiliates which are greater than 20% but not more than 50% owned. Under this method, Adelphia's initial investment is recorded at cost and subsequently adjusted for the amount of its equity in the net income or losses of its affiliates. Dividends or other distributions are recorded as a reduction of Adelphia's investment. Investments in affiliates accounted for using the equity method generally reflect Adelphia's equity in their underlying assets.

           Investments in entities in which Adelphia's ownership is less than 20% and investments greater than 20% in which Adelphia does not influence the operating or financial decisions of the entity are generally accounted for using the cost method. Under the cost method, Adelphia's initial investment is recorded at cost and subsequently adjusted for the amount of its equity in net income or losses of the investee only to the extent distributed by the investee as dividends or other distributions. Dividends received in excess of earnings subsequent to the date the investment was made are recorded as reductions of the cost of the investment.

           The balance of Adelphia's investments is as follows:

                                                              March 31,
                                                     -------------------------
                                                            1995          1996
                                                     -----------   -----------
Investments accounted for using the equity method:
Gross investment:
Alternate access ventures ........................   $    15,764   $    28,754
Page Call, Inc. ..................................         6,915        11,187
Other ............................................         2,847           800
Cumulative equity in net losses ..................        (1,458)       (6,814)
                                                     -----------   -----------
Total ............................................        24,068        33,927
                                                     -----------   -----------

Investments accounted for using the cost method:
Niagara Frontier Hockey, L.P. ....................        15,000        22,681
Commonwealth Security, Inc. ......................         4,200         4,200
SuperCable .......................................         3,000         3,171
Other ............................................         2,700         4,168
                                                     -----------   -----------
Total ............................................        24,900        34,220
                                                     -----------   -----------

Total investments ................................   $    48,968   $    68,147
                                                     ===========   ===========


            On April 12, 1994, Adelphia purchased for $15,000 (i) convertible preferred units in Niagara Frontier Hockey, L.P., (the "Sabres Partnership") which owns the Buffalo Sabres National Hockey League ("NHL") Franchise, convertible to a 34% equity interest and (ii) warrants allowing Adelphia to increase its interest to 40%. Adelphia has also committed to advance $12,500 to the Sabres Partnership in the form of 14% convertible capital funding notes. In connection with the $12,500 commitment, Adelphia's convertible preferred units' return has been increased to 14%. During the year ended March 31, 1996, the Company funded $7,681 of the $12,500 and by April 24, 1996, the entire $12,500 had been funded. The Sabres Partnership manages and will receive allocations of profits, losses and distributions from the Marine Midland Arena, a new sports and entertainment facility expected to be completed by the opening of the 1996-1997 NHL season. Adelphia believes this investment will be a competitive advantage in the Buffalo cable television market.

Subscriber Receivables

           An allowance for doubtful accounts of $3,503 and $1,216 has been deducted from subscriber receivables at March 31, 1995 and 1996, respectively. The decrease in the allowance for doubtful accounts as of March 31, 1996 resulted from a change in procedure for writing off doubtful accounts. This change had no effect on bad debt expense.

Amortization of Other Assets and Debt Discounts

           Deferred debt financing costs, included in prepaid expenses and other assets, and debt discounts, a reduction of the carrying amount of the debt, are amortized over the term of the related debt. The unamortized amounts included in prepaid expenses and other assets were $23,355 and $25,274 at March 31, 1995 and 1996, respectively.

Asset Impairments

           Adelphia periodically reviews the carrying value of its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of assets may not be recoverable. Measurement of any impairment would include a comparison of estimated future operating cash flows anticipated to be generated during the remaining life of the assets with their carrying value. An impairment loss would be recognized as the amount by which the carrying value of the assets exceeds their fair value.

Noncash Financing and Investing Activities

           Capital leases entered into during the year ended March 31, 1994 totaled $7,186. There were no material capital leases entered into the years ended March 31, 1995 and 1996. Reference is made to Notes 1, 2, 5 and 9 for descriptions of additional non-cash financing and investing activities.

Derivative Financial Instruments

           Net settlement amounts under interest rate swap agreements are recorded as adjustments to interest expense during the period incurred.

Use of Estimates in the Preparation of Financial Statements

           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassification

           Certain 1994 and 1995 amounts have been reclassified for comparability with the 1996 presentation.

2. Related Party Investments and Receivables:

           The following table summarizes the investments in and receivables from Olympus and related parties:

                                                               March 31,
                                                     -------------------------
                                                            1995          1996
                                                     -----------   -----------
Investment in Olympus ............................   $   (48,688)  $   (93,563)
Amounts due from Olympus .........................        60,631        59,907
Amounts due from other related parties - net .....        49,691        64,550
                                                     -----------   -----------
                                                     $    61,634   $    30,894
                                                     ===========   ===========

           Amounts due from other related parties - net represent advances to
(from) Managed Partnerships (see Note 9), the Rigas family (principal shareholders and officers of Adelphia) and Rigas family controlled entities. No related party advances are collateralized.

           On February 28, 1995, ACP Holdings, Inc., a wholly-owned subsidiary of Adelphia, and the managing general partner of Olympus, certain shareholders of Adelphia, Olympus and various Telesat Entities ("Telesat"), wholly-owned subsidiaries of FPL Group, Inc., entered into an investment agreement whereby Telesat contributed to Olympus substantially all of the assets associated with certain cable television systems, serving approximately 50,000 subscribers in southern Florida, in exchange for general and limited partner interests and newly issued preferred limited partner interests in Olympus. Prior to the Telesat Investment Agreement, Olympus had obligations to Adelphia for intercompany advances, preferred limited partner ("PLP") interests, and priority return on PLP interests. In conjunction with the Telesat Investment Agreement, Adelphia converted a portion of the intercompany advances, a portion of the existing PLP interests and all of the existing accrued priority return on the PLP interests, to capital contributions. At March 31, 1994, 1995 and 1996, Adelphia owned $276,101, $225,000 and $222,860 in Olympus PLP Interests, respectively.

           On March 28, 1996, ACP, Telesat, Olympus, Adelphia and certain shareholders of Adelphia entered into an agreement which amended certain aspects of the Olympus Partnership Agreement. The amendment provides for the repayment of certain amounts owed to Telesat totaling $20,000, the release of certain obligations of Telesat to Olympus and the reduction of Telesat's PLP and accrued priority return balances by $20,000. The amendment further provides for a $40,000 distribution to Adelphia as a reduction of its PLP interests and accrued priority return. These repayments and distributions were made on March 29, 1996 and were funded through internally generated funds and advances from an affiliate.

           On March 31, 1994, Adelphia acquired from Olympus the rights to provide alternate access in its respective franchise areas and an investment in an unaffiliated partnership for a purchase price of $15,500. The purchase price of the assets resulted in a corresponding reduction of amounts due Adelphia. The $15,400 excess of the purchase price over Olympus' book value has been recorded by Adelphia as an additional investment in Olympus.

           The major components of the financial position of Olympus as of March 31, 1995 and 1996, and December 31, 1994 and 1995, and the results of operations for the three months ended March 31, 1995 and 1996, and the years ended December 31, 1994 and 1995 were as follows:

                                                                        March 31,                           December 31,
                                                             ------------------------------       ------------------------------
                                                                 1995                1996             1994               1995
                                                             -----------        -----------       ----------        ------------
                                                                      (Unaudited)
 Balance Sheet Data
 Property, plant and equipment - net                          $  181,705        $  221,381        $  154,298         $  203,129
 Total assets                                                    425,813           625,243           375,985            533,909
 Notes payable to banks                                          298,309           514,500           314,010            419,000
 Total liabilities                                               411,299           706,239           588,104            552,453
 Redeemable limited and PLP Interests                                 --                --           281,986                 --
 Limited partners' interests                                     337,500           334,290                --            396,630
 General partners' equity
   (deficiency)                                                 (342,991)         (435,291)         (494,105)          (415,174)

 Income Statement Data
 Revenues                                                     $   23,920        $   39,088        $   94,458         $  120,968
 Operating income                                                  3,449             8,265            10,376             21,275
 Net loss                                                         (5,497)           (2,845)          (21,025)           (19,391)
 Net loss of general partners after
   priority return and accretion requirements                    (22,224)          (20,067)          (83,833)           (82,749)



           On October 6, 1993, Adelphia purchased the preferred Class B Limited Partnership Interest in Syracuse Hilton Head Holdings, L.P. ("SHHH"), a Managed Partnership, for a price of $18,338 from Robin Media Group, an unrelated party. SHHH is a joint venture of the Rigas Family and Tele-Communications, Inc. ("TCI") and owns systems managed by Adelphia. The Class B Limited Partnership Interest has a preferred return of 14% annually which is payable on a current basis at the option of SHHH, and is senior in priority to the partnership interests of the Rigas family and TCI. Priority return on the preferred Class B Limited Partner Interest in SHHH totaled $2,654 and $2,645 and is included in revenues for the years ended March 31, 1995 and 1996, respectively. SHHH is obligated to redeem the Class B Limited Partnership Interest between June 11, 1996 and December 31, 1996.

           In September 1993, the Board of Directors of Adelphia authorized Adelphia to make loans in the future to the Managed Partnerships up to an amount of $50,000. During the year ended March 31, 1994, Adelphia made loans in the net amount of $15,000 to SHHH, to facilitate the acquisition of cable television systems serving Palm Beach County, Florida from unrelated parties. During fiscal year 1995, Adelphia sold its investment in TMIP to SHHH for $13,000. On January 31, 1995, a wholly owned subsidiary of Adelphia received a $20,000 preferred investment from SHHH to facilitate the acquisition of cable properties from Tele-Media Company of Delaware.

3. Debt:

Notes Payable of Subsidiaries to Banks and Institutions

           Notes payable of subsidiaries to banks and institutions are comprised of the following:

                                                               March 31,
                                                       ------------------------
                                                           1995         1996
                                                       -----------  -----------
Credit agreements with banks payable through 2003
(weighted average interestrate 8.16% and 7.51%
at March 31, 1995 and 1996, respectively) ............ $  584,250   $  758,975
10.66% Senior Secured Notes due 1996 through 1999 ....    250,000      245,000
9.95% Senior Secured Notes due through 1997 ..........      9,600        3,200
10.80% Senior Secured Notes due 1996 through 2000 ....     45,000       36,000
10.50% Senior Secured Notes due 1997 through 2001 ....     16,000       16,000
9.73% Senior Secured Notes due 1998 through 2001 .....     37,500       37,500
10.25% Senior Subordinated Notes due 1996 through 1998     72,000       56,000
11.85% Senior Subordinated Notes due 1998 through 2000     60,000       60,000
11.13% Senior Subordinated Notes due 1999 through 2002     12,000       12,000
                                                       ----------   ----------
                                                       $1,086,350   $1,224,675
                                                       ==========   ==========


           The amount of borrowings available to Adelphia under its revolving credit agreements is generally based upon the subsidiaries achieving certain levels of operating performance. Adelphia had commitments from banks for additional borrowings of up to $301,000 at March 31, 1996 (including the effects of the refinancing and the acquisition of cable operations discussed in Note 11) which expire through 2003. Adelphia pays commitment fees of up to .5% of unused principal.

           Borrowings under most of these credit arrangements of subsidiaries are collateralized by a pledge of the stock in their respective subsidiaries, and, in some cases, by assets. These agreements stipulate, among other things, limitations on additional borrowings, investments, transactions with affiliates and other subsidiaries, and the payment of dividends and fees by the subsidiaries. They also require maintenance of certain financial ratios by the subsidiaries. Several of the subsidiaries' agreements, along with the notes of the parent company, contain cross default provisions. At March 31, 1996 approximately $219,000 of the net assets of subsidiaries would be permitted to be transferred to the parent company in the form of dividends, priority return and loans without the prior approval of the lenders based upon the results of operations of such subsidiaries for the quarter ended March 31, 1996. The subsidiaries are permitted to pay fees to the parent company or other subsidiaries. Such fees are limited to a percentage of the subsidiaries' revenues.

           Bank debt interest rates are based upon one or more of the following rates at the option of Adelphia: prime rate plus 0% to 1.5%; certificate of deposit rate plus 1.25% to 2.75%; or LIBOR rate plus 1% to 2.5%. At March 31, 1995 and 1996, the weighted average interest rate on notes payable to banks and institutions was 9.33% and 8.36%, respectively. The rates on 36% of Adelphia's notes payable to banks and institutions were fixed for at least one year through the terms of the notes or interest rate swap agreements.

12 1/2% Senior Notes due 2002

           On May 14, 1992, Adelphia issued at face value to the public $400,000 aggregate principal amount of unsecured 12 1/2% Senior Notes due May 15, 2002. Interest is due on the notes semi-annually. The notes, which are effectively subordinated to all liabilities of the subsidiaries, contain restrictions on, among other things, the incurrence of indebtedness, mergers and sale of assets, certain restricted payments by Adelphia, investments in affiliates and certain other affiliate transactions. The notes further require that Adelphia maintain a debt to annualized operating cash flow ratio of not greater than 8.75 to 1.00, based on the latest fiscal quarter, exclusive of the incurrence of $50,000 in additional indebtedness which is not subject to the required ratio. Adelphia may redeem the notes in whole or in part on or after May 15, 1997, at 106% of principal, declining to 100% of principal on or after May 15, 1999.

10 1/4% Senior Notes due 2000

           On July 28, 1993, Adelphia issued $110,000 aggregate principal amount of unsecured 10 1/4% Senior Notes due July 2000. Interest is due on the notes semi-annually. The notes which are effectively subordinated to all liabilities of the subsidiaries, contain restrictions and covenants similar to the restrictions on the 12 1/2% Senior Notes. The notes are not callable prior to the maturity date of July 15, 2000. During fiscal 1995, $10,000 of notes were retired through open market purchases.

11 7/8% Senior Debentures due 2004

           On September 10, 1992, Adelphia issued to the public $125,000 aggregate principal amount of unsecured 11 7/8% Senior Debentures due September 2004. Interest is due on the debentures semi-annually. The debentures, which are effectively subordinated to all liabilities of the subsidiaries, contain restrictions and covenants similar to the restrictions on the 12 1/2% Senior Notes. Adelphia may redeem the debentures in whole or in part on or after September 15, 1999, at 104.5% of principal, declining to 100% of principal on or after September 15, 2002.

9 7/8% Senior Debentures due 2005

           On March 11, 1993, Adelphia issued 9 7/8% Senior Debentures due March 2005 in the aggregate principal amount of $130,000. Interest on the debentures is payable semi-annually. The debentures, which are effectively subordinated to all liabilities of the subsidiaries, contain restrictions and covenants similar to the restrictions on the 12 1/2% Senior Notes. The debentures are not redeemable prior to the maturity date of March 1, 2005.

9 1/2% Senior Pay-In-Kind Notes due 2004

           On February 15, 1994, Adelphia issued $150,000 aggregate principal amount of unsecured 9 1/2% Senior Pay-In-Kind Notes due February 2004. On or prior to February 1999, all interest on the notes, which is due semi-annually, may at the option of Adelphia be paid in cash or through the issuance of additional notes valued at 100% of their principal amount. The notes will bear cash interest from February 1999 through maturity. The notes which are effectively subordinate to all liabilities of the subsidiaries contain restrictions and covenants similar to the 12 1/2% Senior Notes. Adelphia may redeem the notes in whole or in part on or after February 15, 1999, at 103.56% of principal, declining to 100% of principal on or after February 15, 2002.

13% Senior Subordinated Notes due 1996

           On February 14, 1994, Adelphia redeemed all of the 13% Senior Subordinated Notes for 100% of the $100,000 aggregate principal amount.

Maturities of Debt

    Maturities of debt for the five years after March 31, 1996 are as follows:

  1997                                 $    127,906
  1998                                      177,475
  1999                                      162,791
  2000                                       82,483
  2001                                      157,381


           The maturities of debt listed above have been adjusted to reflect changed maturity dates resulting from repayment of certain debt during April 1996 from borrowings under a new credit facility (see Note 11). Management intends to fund its requirements for maturities of debt through borrowings under new and existing credit arrangements and internally generated funds. Changing conditions in the financial markets may have an impact on how Adelphia will refinance its debt in the future.

Interest Rate Swaps and Caps

           Adelphia has entered into interest rate swap agreements and interest rate cap agreements with banks, Olympus and Managed Entities to reduce the impact of changes in interest rates on its debt. Several of Adelphia's credit arrangements include provisions which require interest rate protection for a portion of its debt. Adelphia enters into pay-fixed agreements to effectively convert a portion of its variable-rate debt to fixed-rate debt to reduce the risk of incurring higher interest costs due to rising interest rates. Adelphia enters into receive-fixed agreements to effectively convert a portion of its fixed-rate debt to a variable-rate debt which is indexed to LIBOR rates to reduce the risk of incurring higher interest costs in periods of falling interest rates. Interest rate cap agreements are used to reduce the impact of increases in interest rates on variable rate debt. Adelphia is exposed to credit loss in the event of nonperformance by the banks, by Olympus or by the Managed Entities. Adelphia does not expect any such nonperformance. The following table summarizes the notional amounts outstanding and weighted average interest rate data, based on variable rates in effect at March 31, 1995 and 1996, for all swaps and caps which expire 1996 through 1998.

                                                          March 31,
                                                  ------------------------
                                                    1995            1996
                                                  ---------      ---------
    Pay Fixed Swaps
    Notional amount                               $396,000       $416,000
    Average receive rate                             6.19%          5.68%
    Average pay rate                                 7.50%          7.94%

    Receive Fixed Swaps
    Notional amount                               $406,000       $108,500
    Average receive rate                             6.77%          6.66%
    Average pay rate                                 6.30%          5.74%

    Interest Rate Caps
    Notional amount                                      -      $  50,000
    Average cap rate                                     -          9.00%

           During fiscal 1996, Adelphia received $11,526 upon termination of several interest rate swap agreements having a stated notional principal amount of $270,000. The amount received will be amortized as a reduction of interest expense through November 1998. At March 31, 1996, the unamortized balance is $10,027. Also during fiscal 1996, the Company received $4,900 and assumed the obligations as a counterparty under certain interest rate swap agreements with Olympus. These interest rate swap agreements have a notional principal amount of $140,000 and expire through November 1998.

4.  Commitments and Contingencies:

           Adelphia rents office and studio space, tower sites, and space on utility poles under leases with terms which are generally less than one year or under agreements that are generally cancelable on short notice. Total rental expense under all operating leases aggregated $3,988, $4,356 and $4,687 for the years ended March 31, 1994, 1995 and 1996, respectively.

           In connection with certain obligations under franchise agreements, Adelphia obtains surety bonds guaranteeing performance to municipalities and public utilities. Payment is required only in the event of nonperformance. Adelphia has fulfilled all of its obligations such that no payments under surety bonds have been required.

           As of July 1, 1993, Adelphia adopted a program to self insure for casualty and business interruption insurance. This program is part of an agreement between Adelphia and each of its subsidiaries in which Adelphia will provide insurance for casualty and business interruption claims of up to $10,000 and $20,000 per claim, respectively, for each subsidiary of Adelphia. These risks were previously insured by outside parties.

           On June 12, 1995, Adelphia announced the signing of a definitive agreement for the purchase of all of the cable systems of First Carolina Cable TV, L.P. These systems together serve approximately 34,000 subscribers located in Vermont and are being purchased for an aggregate price of $48,500. The acquisition, which will be accounted for under the purchase method of accounting, is expected to close in the second quarter of fiscal 1997.

           The cable television industry and Adelphia are subject to extensive regulation at the federal, state and local levels. Pursuant to the 1992 Cable Act, which significantly expanded the scope of regulation of certain subscriber rates and a number of other matters in the cable industry the FCC has adopted rate regulations that establish, on a system-by-system basis, maximum allowable rates for (i) basic and cable programming services (other than programming offered on a per-channel or per-program basis), based upon a benchmark methodology, and (ii) associated equipment and installation services based upon cost plus a reasonable profit. Under the FCC rules, franchising authorities are authorized to regulate rates for basic services and associated equipment and installation services, and the FCC will regulate rates for regulated cable programming services in response to complaints filed with the agency. The original rate regulations became effective on September 1, 1993. Several amendments to the rate regulations have subsequently been added.

           The FCC has adopted regulations implementing all of the requirements of the 1992 Cable Act. The FCC is also likely to continue to modify, clarify or refine the rate regulations. In addition, litigation has been instituted challenging various portions of the 1992 Cable Act and the rulemaking proceedings including the rate regulations. The Telecommunications Act of 1996 (the "1996 Act") deregulates the rates for cable programming services on March 31, 1999. Adelphia cannot predict the effect of the 1996 Act on future rulemaking proceedings or changes to the rate regulations.

           Effective September 1, 1993, as a result of the 1992 Cable Act, Adelphia repackaged certain existing cable services by adjusting rates for basic service and introducing a new method of offering certain cable services. Adelphia adjusted the basic service rates and related equipment and installation rates in all of its systems in order for such rates to be in compliance with the applicable benchmark or equipment and installation cost levels. Adelphia also implemented a program in all of its systems called "CableSelect" under which most of Adelphia's satellite-delivered programming services are now offered individually on a per channel basis, or as a group at a price of approximately 15% to 20% below the sum of the per channel prices of all such services. For subscribers who elect to customize their channel lineup, Adelphia will provide, for a monthly rental fee, an electronic device located on the cable line outside the home, enabling a subscriber's television to receive only those channels selected by the subscriber. These basic service rate adjustments and the CableSelect program have also been implemented in all systems managed by Adelphia. Adelphia believes CableSelect provides increased programming choices to its subscribers while providing flexibility to Adelphia to respond to future changes in areas such as customer demand and programming.

           A letter of inquiry, one of at least 63 sent by the FCC to numerous cable operators, was received by an Olympus system regarding the implementation of this new method of offering services. Olympus responded in writing to the FCC's inquiry. On November 18, 1994, the FCC released amended rules under which, on a prospective basis, any a la carte package will be treated as a regulated tier, except for packages involving premium services. Also, on November 18, 1994, the Cable Services Bureau of the FCC issued a decision holding that the "CableSelect" program was an evasion of the rate regulations and ordered this package to be treated as a regulated tier. This decision, and all other letters of inquiry decisions, were principally decided on the number of programming services moved from regulated tiers to "a la carte" packages. Adelphia has appealed this decision to the full Commission which affirmed the Cable Service Bureau's decision. Adelphia has sought reconsideration of the decision.

           Certain other cable television companies that utilized a la carte packages have recently reached settlement/resolution with the FCC on this issue. Adelphia believes that in view of this experience with other operators, resolution of these differences is possible, consistent with the terms and conditions of those earlier resolutions. Accordingly, results of operations for the fiscal year ended March 31, 1996 include a $5,300 charge representing management's estimate of the total costs associated with the resolution of this matter. Such costs include, (i) an estimate of credits to be extended to customers in future periods of up to $2,700, (ii) legal and other costs incurred during the fiscal year ended March 31, 1996, and (iii) an estimate of legal and other costs to be incurred associated with the ultimate resolution of this matter. At March 31, 1996, $3,800 of the charge to earnings remained as an estimate of future costs to be incurred to resolve this matter. While Adelphia cannot predict the ultimate outcome or effect of this matter, management of Adelphia does not expect the ultimate outcome of this matter to have a material adverse effect on Adelphia's financial position and results of operations. Also, no assurance can be given as to what other future actions Congress, the FCC or other regulatory authorities may take or the effects thereof on the Company. The Company is currently unable to predict the effect that the amended regulations, future FCC treatment of "a la carte" packages or other future FCC rulemaking proceedings will have on its business and results of operations in future periods.

5. Stockholders' Equity (Deficiency):

           Adelphia has no convertible securities or other common stock equivalent securities outstanding.

Public Offering of Class A Common Stock on January 14, 1994

           On January 14, 1994, Adelphia sold 9,132,604 shares of Class A Common Stock. Of the 9,132,604 shares, 3,300,000 shares were sold to the public at $18.00 per share, with an underwriting discount of $.855 per share. Partnerships controlled by the family of John J. Rigas, President and Chief Executive Officer of Adelphia, purchased the other 5,832,604 shares at the public offering price less the underwriting discount. Net proceeds to Adelphia after offering expenses aggregated $155,963.

Stock Issued During Fiscal 1995

           On January 10, 1995, Adelphia issued 399,087 shares of Class A Common Stock in connection with the acquisition of Oxford (see Note 1). On February 28, 1995, 1,000,000 shares of Class A Common Stock were sold to FPL Group, Inc. for $15.00 per share.

Stock Issued During Fiscal 1996

           On April 3, 1995, Olympus purchased from Adelphia, through a charge to its receivable balance with Adelphia, 457,300 shares of Adelphia Class A Common Stock for $5,000. Olympus used the stock in the acquisition of the cable and security systems of WB Cable Associates, Ltd.

Preferred Stock

           The Certificate of Incorporation of Adelphia authorizes 5,000,000 shares of Preferred Stock, $.01 par value. None have been issued.

Common Stock

           The Certificate of Incorporation of Adelphia authorizes two classes of common stock, Class A and Class B. Holders of Class A Common Stock and Class B Common Stock vote as a single class on all matters submitted to a vote of the stockholders, with each share of Class A Common Stock entitled to one vote and each share of Class B Common Stock entitled to ten votes, except (i) for the election of directors and (ii) as otherwise provided by law. In the annual election of directors, the holders of Class A Common Stock voting as a separate class, are entitled to elect one of Adelphia's directors. In addition, each share of Class B Common Stock is automatically convertible into a share of Class A Common Stock upon transfer, subject to certain limited exceptions. In the event a cash dividend is paid, the holders of Class A Common Stock will be paid 105% of the amount payable per share for each share of Class B Common Stock.

           Upon liquidation, dissolution or winding up of Adelphia, the holders of Class A Common Stock are entitled to a preference of $1.00 per share. After such amount is paid, holders of Class B Common Stock are entitled to receive $1.00 per share. Any remaining amount would then be shared ratably by both classes.

Restricted Stock Bonus Plan

           Adelphia has reserved 500,000 shares of Class A Common Stock for issuance to officers and other key employees at the discretion of the Compensation Committee of the Board of Directors. The bonus shares will be awarded without any cash payment by the recipient unless otherwise determined by the Compensation Committee. Shares awarded under the plan vest over a five year period. No awards have been made under the plan.

Stock Option Plan

           Adelphia has a stock option plan, which provides for the granting of options to purchase up to 200,000 shares of Adelphia's Class A Common Stock to officers and other key employees of the Company and its subsidiaries. Options may be granted at an exercise price equal to the fair market value of the shares on the date of grant. The plan permits the granting of tax-qualified incentive stock options, in addition to non-qualified stock options. Options outstanding under the plan may be exercised by paying the exercise price per share through various alternative settlement methods. No stock options have been granted under the plan.

6. Employee Benefit Plans:

           Adelphia has a savings plan (401(k)) which provides that eligible full-time employees may contribute from 2% to 20% of their pre-tax compensation subject to certain limitations. Adelphia makes matching contributions not exceeding 1.5% of each participant's pre-tax compensation. Adelphia's matching contributions amounted to $305, $343 and $350 for the years ended March 31, 1994, 1995 and 1996, respectively.

7. Taxes on Income:

           Adelphia and its corporate subsidiaries file a consolidated federal income tax return, which includes its share of the subsidiary partnerships and joint venture partnership results. At March 31, 1996, Adelphia had net operating loss carryforwards for federal income tax purposes of approximately $1.1 billion expiring through 2011. Depreciation and amortization expense differs for tax and financial statement purposes due to the use of prescribed periods rather than useful lives for tax purposes and also as a result of differences between tax basis and book basis of certain acquisitions.

           Adelphia adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," effective April 1, 1993. Under SFAS No. 109, deferred tax assets and liabilities are recognized for differences between the financial statement amounts of assets and liabilities and their respective tax bases. The cumulative effect of adopting SFAS No. 109 at April 1, 1993 was to increase the net loss by $89,660 for the year ended March 31, 1994. The effect of adopting SFAS No. 109 on loss before extraordinary loss and cumulative effect of a change in accounting principle was not significant for the year ended March 31, 1994.

           As a result of applying SFAS No. 109, $110,498 of previously unrecorded deferred tax benefits from operating loss carryforwards incurred by Adelphia were recognized at April 1, 1993 as part of the cumulative effect of adopting the statement. Under prior accounting, a portion of these benefits would have been recognized as a reduction of income tax expense from continuing operations in the year ended March 31, 1994.

           The tax effects of significant items comprising Adelphia's net deferred tax liability are as follows:

                                April 1,                March 31,
                               ---------    -----------------------------------
                                  1993         1994         1995         1996
                               ---------    ---------    ---------    ---------
Deferred tax liabilities:
Differences between book and
tax basis of property, plant
and equipment and intangible
assets .....................   $ 192,444    $ 210,816    $ 232,639    $ 234,312
Other ......................       8,401        9,703       11,783         --
                               ---------    ---------    ---------    ---------
Subtotal ...................     200,845      220,519      244,422      234,312
                               ---------    ---------    ---------    ---------

Deferred tax assets:
Reserves not currently
deductible .................         687       15,576       12,326       14,467
Operating loss carryforwards     307,001      337,924      381,377      415,121
                               ---------    ---------    ---------    ---------
                                 307,688      353,500      393,703      429,588

Valuation allowance ........    (196,503)    (224,702)    (259,420)    (301,485)
                               ---------    ---------    ---------    ---------

Subtotal ...................     111,185      128,798      134,283      128,103
                               ---------    ---------    ---------    ---------

Net deferred tax liability .   $  89,660    $  91,721    $ 110,139    $ 106,209
                               =========    =========    =========    =========


           The net change in the valuation allowance for the years ended March 31, 1995 and 1996 was an increase of $34,718 and $42,065, respectively.

           Income tax (expense) benefit for the years ended March 31, 1994, 1995 and 1996 is as follows:

                                                       Year Ended March 31,
                                                -------------------------------
                                                   1994       1995        1996
                                                --------   --------    --------

Current ......................................  $   (681)  $   (500)   $ (1,144)
Deferred .....................................    (2,061)     5,975       3,930
                                                --------   --------    --------
Total ........................................  $ (2,742)  $  5,475    $  2,786
                                                ========   ========    ========

           A reconciliation of the statutory federal income tax rate and Adelphia's effective income tax rate is as follows:

                                                      Year Ended March 31,
                                                -------------------------------
                                                    1994       1995        1996
                                                --------   --------    --------

Statutory federal income tax rate ............       35%        35%         35%
Change in valuation allowance ................      (30%)      (31%)       (37%)
State taxes, net of federal benefit ..........       (2%)        4%         (1%)
Other ........................................       (6%)       (3%)         5%
                                                --------   --------    --------
Effective income tax (expense) benefit rate ..       (3%)        5%          2%
                                                ========   ========    ========


8. Disclosures about Fair Value of Financial Instruments:

           Included in Adelphia's financial instrument portfolio are cash, notes payable, debentures and interest rate swaps and caps. The carrying values of notes payable approximate their fair values at March 31, 1995 and 1996. The carrying cost of the public notes and debentures at March 31, 1995 and 1996 of $915,845 and $932,135, respectively, exceeded their fair value by $95,628 and $1,420, respectively. At March 31, 1995 and 1996, Adelphia would have been required to pay approximately $6,929 and $14,225, respectively, to settle its interest rate swap and cap agreements, representing the excess of carrying cost over fair value of these agreements. The fair values of the debt and interest rate swaps and caps were based upon quoted market prices of similar instruments or on rates available to Adelphia for instruments of the same remaining maturities.

9. Related Party Transactions:

           Adelphia currently manages cable television systems which are principally owned by Olympus and limited partnerships in which certain of Adelphia's principal shareholders who are executive officers have equity interests (the "Managed Partnerships").

           Adelphia has agreements with Olympus and the Managed Partnerships which provide for the payment of fees to Adelphia. The aggregate fee revenues from Olympus and the Managed Partnerships amounted to $2,946, $7,293 and $2,700 for the years ended March 31, 1994, 1995 and 1996, respectively. In addition, Adelphia was reimbursed by Olympus and Managed Partnerships for allocated corporate costs of $4,021, $4,521 and $7,517 for the years ended March 31, 1994, 1995 and 1996, respectively, which have been recorded as a reduction of selling, general and administrative expense.

           Adelphia leases from a partnership and a corporation owned by principal shareholders who are executive officers support equipment under agreements which have been accounted for as capital leases. These obligations, which are included in other debt, amounted to $933 and $451 at March 31, 1995 and 1996, respectively. Adelphia also leases from this partnership certain buildings under operating leases. Rent expense under these operating leases aggregated $391, $97 and $127 for the years ended March 31, 1994, 1995 and 1996, respectively.

           Net settlement amounts under interest rate swap agreements with Olympus and the Managed Partnerships recorded as adjustments to interest expense during the period incurred, decreased Adelphia's interest expense by $1,920 and $173 for the years ended March 31, 1994 and 1995, respectively, and increased interest expense by $826 for the year ended March 31, 1996.

           On March 31, 1994, Adelphia acquired from certain Managed Partnerships the rights to provide alternate access in their respective franchise areas for a purchase price of $14,000. Additionally, on March 31, 1994, Adelphia purchased real property from certain partnerships owned by principal shareholders who are executive officers for a total of $14,312. The purchase of the assets resulted in a reduction of amounts due Adelphia of $28,312. Since these asset purchases are transactions among entities under common control, they have been recorded by Adelphia based upon the predecessor owners' book value. The $17,553 excess of the purchase price of these assets over the predecessor owners' book value has been recorded as a direct charge to Adelphia's additional paid-in capital.

10. Quarterly Financial Data (Unaudited):

    The following tables summarize the financial results of Adelphia for each of the quarters in the years ended March 31, 1995 and 1996:


                                                                                 Three Months Ended
                                                              ------------------------------------------------------
                                                                 June 30    September 30   December 31    March 31
                                                              ------------  ------------  ------------  ------------
Year ended March 31, 1995:

Revenues ...................................................  $     84,020  $     90,795  $     92,737  $     93,953
                                                              ------------  ------------  ------------  ------------

Operating expenses:
Direct operating and programming ...........................        24,896        26,632        27,644        27,821
Selling, general and administrative ........................        14,693        15,117        16,409        17,268
Depreciation and amortization ..............................        21,489        25,267        26,043        24,803
                                                              ------------  ------------  ------------  ------------
Total ......................................................        61,078        67,016        70,096        69,892
                                                              ------------  ------------  ------------  ------------

Operating income ...........................................        22,942        23,779        22,641        24,061
                                                              ------------  ------------  ------------  ------------

Other income (expense):
Interest income from affiliates ............................         2,369         2,386         2,912         3,445
Other income ...............................................           593           270            76           514
Priority investment income from Olympus.....................         5,575         5,575         5,575         5,575
Interest expense ...........................................       (46,913)      (48,412)      (49,668)      (50,705)
Equity in loss of joint ventures ...........................       (12,634)       (8,984)       (8,744)      (13,987)
                                                              ------------  ------------  ------------  ------------
Total ......................................................       (51,010)      (49,165)      (49,849)      (55,158)
                                                              ------------  ------------  ------------  ------------

Loss before income taxes ...................................       (28,068)      (25,386)      (27,208)      (31,097)
Income tax (expense) benefit ...............................        (1,223)        1,119        (1,214)        6,793
                                                              ------------  ------------  ------------  ------------


Net loss ...................................................  $    (29,291) $    (24,267) $    (28,422) $    (24,304)
                                                              ============  ============  ============  ============

Net loss per weighed average share
of common stock ............................................  $      (1.20) $      (0.99) $      (1.16) $      (0.97)
                                                              ============  ============  ============  ============

Weighted average shares of common
outstanding (in thousands) .................................        24,452        24,452        24,452        25,175
                                                              ============  ============  ============  ============



                                                                                Three Months Ended
                                                              ------------------------------------------------------
                                                                 June 30    September 30   December 31    March 31
                                                              ------------  ------------  ------------  ------------
Year ended March 31, 1996:

Revenues ...................................................  $     96,921  $     97,082  $    102,457  $    107,137
                                                              ------------  ------------  ------------  ------------

Operating expenses:
Direct operating and programming ...........................        28,522        29,630        32,066        33,898
Selling, general and administrative ........................        16,870        17,110        16,981        17,396
Depreciation and amortization ..............................        27,624        26,165        25,679        31,563
Rate regulation ............................................          --            --            --           5,300
                                                              ------------  ------------  ------------  ------------
Total ......................................................        73,016        72,905        74,726        88,157
                                                              ------------  ------------  ------------  ------------

Operating income ...........................................        23,905        24,177        27,731        18,980
                                                              ------------  ------------  ------------  ------------

Other income (expense):
Interest income from affiliates ............................         3,410         3,378         2,087         1,748
Other income ...............................................          --            --            --            --
Priority investment income from
Olympus ....................................................         5,575         6,575         6,575        10,127
Interest expense ...........................................       (53,124)      (52,754)      (53,281)      (51,532)
Equity in loss of joint ventures ...........................       (11,054)       (9,629)      (10,636)      (14,938)
                                                              ------------  ------------  ------------  ------------
Total ......................................................       (55,193)      (52,430)      (55,255)      (54,595)
                                                              ------------  ------------  ------------  ------------

Loss before income taxes ...................................       (31,288)      (28,253)      (27,524)      (35,615)
Income tax benefit .........................................         1,044           195         1,127           420
                                                              ------------  ------------  ------------  ------------


Net loss ...................................................  $    (30,244) $    (28,058) $    (26,397) $    (35,195)
                                                              ============  ============  ============  ============

Net loss per weighed average share
of common stock ............................................  $      (1.15) $      (1.07) $      (1.00) $      (1.34)
                                                              ============  ============  ============  ============

Weighted average shares of common
outstanding (in thousands) .................................        26,294        26,308        26,308        26,308
                                                              ============  ============  ============  ============

11.  Subsequent Events:

           As of March 31, 1996, certain subsidiaries of the Company (collectively, the "Borrowers") had commitments for a $690,000 financing arrangement consisting of a $540,000 revolving credit facility maturing December 31, 2003 and a $150,000 term loan facility maturing December 31, 2004. Initial borrowings during April 1996 of $483,000 were used primarily to repay existing indebtedness. Interest rates charged are based upon one or more of the following rates at the option of the Borrowers: Eurodollar rate or the greater of the prime rate and the Federal funds rate plus 1/2 of 1% plus a margin of from 0% to 2% depending upon the Company's senior funded debt ratio. Interest on outstanding borrowings is generally payable on a quarterly basis. The maximum available under the revolving credit facility is reduced, in increasing quarterly amounts, beginning June 30, 1998 through December 31, 2003. The Borrowers pay a commitment fee of either .375% or .250% per annum (depending upon the Company's senior funded debt ratio) of the unused revolving credit facility commitments during the term of the agreement. Borrowings under the term loan facility are payable in installments, in increasing quarterly amounts, commencing June 30, 1998 and ending on December 31, 2004 .

           On April 1, 1996, Adelphia purchased the cable television operations of Cable TV Fund 11-B, Ltd. from Jones Intercable. This CATV system was acquired for $84,000 and serves approximately 39,700 subscribers in the New York counties of Erie and Niagara. The acquisition will be accounted for under the purchase method of accounting.

           On April 15, 1996, Hyperion, the Company's 89% owned competitive local exchange telecommunication services subsidiary, completed a private placement to institutional investors and realized gross proceeds of $175,265 upon issuance of $329,000 aggregate principal amount at maturity of 13% Senior Discount Notes and warrants to purchase an aggregate of 613,427 common shares of Hyperion. The notes will not require payment of interest until October 15, 2001, and may not be redeemed prior to April 15, 2001. Hyperion is using the net proceeds from the offering to expand its existing markets, to complete construction of new networks, to enter additional markets, to repay certain indebtedness owed to Adelphia, and for working capital purposes.

              -----------------------------------------------------

INDEPENDENT AUDITORS' REPORT
Olympus Communications, L.P.:

We have audited the accompanying consolidated balance sheets of Olympus Communications, L.P. and subsidiaries as of December 31, 1994 and 1995, and the related consolidated statements of operations, partners' equity (deficiency), and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Olympus Communications, L.P. and subsidiaries at December 31, 1994 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 8 to the consolidated financial statements, effective January 1, 1993, the Partnership changed its method of accounting for income taxes.




DELOITTE & TOUCHE LLP

Pittsburgh, Pennsylvania
March 29, 1996

                  OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                             December 31,
                                                       -----------------------
ASSETS:                                                   1994         1995
                                                       ----------   ----------
Cable systems, at cost, net of accumulated
depreciation and amortization:
Property, plant and equipment ........................ $  154,298   $  203,129
Intangible assets ....................................    210,928      280,873
                                                       ----------   ----------
Total ................................................    365,226      484,002

Cash and cash equivalents ............................        425       32,677
Subscriber receivables - net .........................      5,419        7,838
Prepaid expenses and other assets - net ..............      3,784        9,392
Investment in Northeast Cable, Inc. ..................      1,131           --
                                                       ----------   ----------
Total ................................................ $  375,985   $  533,909
                                                       ==========   ==========

LIABILITIES AND PARTNERS' EQUITY (DEFICIENCY):
Notes payable to banks ............................... $  314,010   $  419,000
Other debt ...........................................         59          809
Accounts payable .....................................      9,984       14,261
Subscriber advance payments and deposits .............      2,717        3,957
Accrued interest and other liabilities ...............     10,219       12,992
Accrued priority return on preferred limited
partner interests ....................................    135,553       19,269
Due to affiliates - net ..............................     75,861       38,613
Deferred income taxes ................................     39,701       43,552
                                                       ----------   ----------
Total liabilities ....................................    588,104      552,453

Commitments and contingencies (Note 6)

16.5% redeemable preferred limited partner interests .    276,101           --

Redeemable limited partner interests .................      5,885           --

Partners' equity (deficiency):
Limited partners' interests ..........................         --      396,630
General partners' equity (deficiency) ................   (494,105)    (415,174)
                                                       ----------   ----------
Total partners' equity (deficiency) ..................   (494,105)     (18,544)
                                                       ----------   ----------
Total ................................................ $  375,985   $  533,909
                                                       ==========   ==========





                  See notes to consolidated finacial statements.


                                               OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES
                                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                                          (Dollars in thousands)

                                                                              Year Ended December 31,
                                                                   -----------------------------------------
                                                                         1993           1994          1995
                                                                   ------------   ------------  ------------
Revenues ........................................................  $     89,099   $     93,421  $    120,968
Business interruption revenue ...................................         9,547          1,037            --
                                                                   ------------   ------------  ------------
Total ...........................................................        98,646         94,458       120,968
                                                                   ------------   ------------  ------------

Operating expenses:
Direct operating and programming ................................        22,078         22,369        37,494
Selling, general and administrative .............................        16,692         18,708        23,912
Depreciation and amortization ...................................        37,240         36,703        31,953
Management fees to Managing Affiliate ...........................         4,681          6,302         6,334
                                                                   ------------   ------------  ------------
Total ...........................................................        80,691         84,082        99,693
                                                                   ------------   ------------  ------------

Operating income ................................................        17,955         10,376        21,275
                                                                   ------------   ------------  ------------

Other income (expense):
Interest expense ................................................       (24,515)       (22,889)      (29,217)
Interest expense - affiliates ...................................        (4,955)        (9,373)       (7,501)
Other income (expense) ..........................................           271            585           (15)
                                                                   ------------   ------------  ------------
                                                                        (29,199)       (31,677)      (36,733)
                                                                   ------------   ------------  ------------
Loss before income taxes, extraordinary loss and
cumulative effect of change in accounting principle .............       (11,244)       (21,301)      (15,458)
Income tax benefit (expense) ....................................            --            276        (2,824)
                                                                   ------------   ------------  ------------

Loss before extraordinary loss and cumulative effect
of change in accounting principle ...............................       (11,244)       (21,025)      (18,282)
Extraordinary loss on early retirement of debt (net
of income tax benefit of $486) ..................................             --             --       (1,109)
Cumulative effect of change in accounting
for income taxes ................................................       (59,500)             --           --
                                                                   ------------   ------------  ------------
Net loss ........................................................       (70,744)       (21,025)      (19,391)

Priority return on preferred and senior limited
partner interests ...............................................       (57,436)       (61,923)      (63,358)
Net loss allocated to redeemable limited partners ...............         9,720          5,000            --
Accretion requirement of redeemable limited partners ............        (5,000)        (5,885)           --
                                                                   ------------   ------------  ------------
Net loss of general and limited partners after
priority return and accretion requirements ......................  $   (123,460)  $    (83,833) $    (82,749)
                                                                   ============   ============  ============
Loss per general and limited partners' unit before extraordinary loss and cumulative effect of change in accounting principle and
after priority return and accretion requirements ................        (6,396)        (8,383)       (8,164)
Extraordinary loss per general and limited partners'
unit on early retirement of debt ................................            --             --          (111)
Cumulative effect per general and limited partners'
unit of change in accounting for income taxes ...................        (5,950)            --            --
                                                                   ------------   ------------  ------------
Net loss per general and limited partners' unit after
priority return and accretion requirements ......................  $    (12,346)  $     (8,383) $     (8,275)
                                                                   ============   ============  ============

                  See notes to consolidated financial statements.


                  OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
                             (Dollars in thousands)

                                                                                      Total
                                                           Limited     General    Partners' Equity
                                                           Partners    Partners    (Deficiency)
                                                           --------   ---------    ---------

Balance, December 31, 1992 .............................   $   --     $(322,055)   $(322,055)

Conversion of general partnership interests to preferred
limited partnership interests ..........................       --        (6,500)      (6,500)
Net loss of general partner after priority return and
accretion requirements .................................       --      (123,460)    (123,460)
Capital distribution ...................................       --          (100)        (100)
                                                           --------   ---------    ---------

Balance, December 31, 1993 .............................       --      (452,115)    (452,115)

Excess of sale price over carrying value of assets sold
to affiliates ..........................................       --        41,943       41,943
Net loss of general partner after priority return and
accretion requirements .................................       --       (83,833)     (83,833)
Capital distribution ...................................       --          (100)        (100)
                                                           --------   ---------    ---------

Balance, December 31, 1994 .............................       --      (494,105)    (494,105)

Intercompany advances converted to general partners'
equity (deficiency) ....................................       --        49,974       49,974
Redeemable preferred limited partner interests converted
to general partners' equity (deficiency) ...............       --        51,101       51,101
Accrued priority return converted to general partners'
equity (deficiency) ....................................       --       142,300      142,300
Excess of obligation for redeemable limited partner
interest over carrying value of investment exchanged
to satisfy such obligation .............................       --         4,754        4,754
Excess of ascribed value over historical cost of assets
contributed by Telesat .................................       --       (86,349)     (86,349)
Issuance of preferred limited partner interests ........    376,625        --        376,625
Issuance of limited and senior limited partner interests     20,005        --         20,005
Net loss of general and limited partners after priority
return .................................................       --       (82,749)     (82,749)
Capital distribution ...................................       --          (100)        (100)
                                                           --------   ---------    ---------

Balance, December 31, 1995 .............................   $396,630   $(415,174)   $ (18,544)
                                                           ========   =========    =========

                  See notes to consolidated financial statements.


                  OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                   Year Ended December 31,
                                                                        ------------------------------------------
                                                                             1993           1994           1995
                                                                        ------------   ------------   ------------
Cash flows from operating activities:
Net loss .............................................................  $    (70,744)  $    (21,025)  $    (19,391)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation .........................................................        17,229         19,132         22,593
Amortization .........................................................        20,011         17,571          9,360
Cumulative effect of change in accounting for
income taxes .........................................................        59,500           --             --
Extraordinary loss on debt retirement (net of
income tax benefit) ..................................................          --             --            1,109
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Subscriber receivables ...............................................          (890)           398         (1,026)
Prepaid expenses and other assets ....................................          (251)        (2,722)        (2,505)
Accounts payable .....................................................        (1,585)         4,590          2,729
Subscriber advance payments and deposits .............................          (884)           368            581
Accrued interest and other liabilities ...............................          (494)         3,333         (8,113)
Deferred business interruption proceeds ..............................        (5,240)        (1,037)          --
Deferred taxes .......................................................          --             (323)         2,824
                                                                        ------------   ------------   ------------
Net cash provided by operating activities ............................        16,652         20,285          8,161
                                                                        ------------   ------------   ------------

Cash flows from investing activities:
Business acquisitions, net of cash acquired ..........................          --             --          (85,853)
Expenditures for property, plant and equipment .......................       (23,164)       (23,916)       (21,498)
Proceeds from sale of assets to affiliates ...........................          --           43,318           --
Purchase of limited partner equity interests .........................        (9,795)          --             --
                                                                        ------------   ------------   ------------
Net cash (used for) provided by investing activities .................       (32,959)        19,402       (107,351)
                                                                        ------------   ------------   ------------

Cash flows from financing activities:
Proceeds from debt ...................................................        13,000           --          438,000
Repayments of debt ...................................................        (7,165)       (11,871)      (336,094)
Costs associated with debt financing .................................          --             --           (4,872)
Payments of priority return ..........................................       (22,300)       (22,300)       (37,341)
Amounts advanced from (to) affiliates ................................        37,193        (16,362)        32,724
Issuance of preferred limited partner interests ......................          --             --           39,125
Capital distributions ................................................          (100)          (100)          (100)
                                                                        ------------   ------------   ------------
Net cash provided by (used for) financing activities .................        20,628        (50,633)       131,442
                                                                        ------------   ------------   ------------

Increase (decrease) in cash and cash equivalents .....................         4,321        (10,946)        32,252

Cash and cash equivalents, beginning of year .........................         7,050         11,371            425
                                                                        ------------   ------------   ------------

Cash and cash equivalents, end of year ...............................  $     11,371   $        425   $     32,677
                                                                        ============   ============   ============

Supplemental disclosure of cash flow activity -
Cash payments for interest ...........................................  $     30,117   $     31,377   $     38,057
                                                                        ============   ============   ============

                 See notes to consolidated financial statements.

===============================================================================
                  OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES
===============================================================================
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)


                                                                   -94-


1. The Partnership and Basis of Presentation:
Olympus Communications, L.P. and Subsidiaries ("Olympus") is a joint venture limited partnership formed under the laws of Delaware with 50% of the outstanding voting interests held by Adelphia Communications Corporation ("Adelphia"). As described below, effective February 28,1995 the remaining 50% of the voting interest is held by various Telesat entities ("Telesat") which are wholly-owned subsidiaries of FPL Group, Inc. ("FPL"). Olympus' operations consist primarily of selling video programming which is distributed to subscribers in Florida for a monthly fee through a network of fiber optic and coaxial cables.

The consolidated financial statements include the accounts of Olympus and its substantially wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

On June 30, 1994, Adelphia acquired from Olympus 85% of the common stock of Northeast Cable, Inc. ("Northeast") for a purchase price of $31,875. Northeast owns cable television systems serving approximately 36,500 subscribers in eastern Pennsylvania. Of the purchase price, $16,000 was paid in cash and the remainder resulted in a decrease in Olympus' existing amount payable to Adelphia. No gain or loss was recognized on this transaction. The consolidated statements of operations and cash flows for Olympus include the operations of Northeast for the year ended December 31, 1993 and the six months ended June 30, 1994.

On February 28, 1995, Olympus entered into a Liquidation Agreement with the Gans Family ("Gans"), an Olympus limited partner. Under this Liquidation Agreement, Gans agreed to exchange their redeemable limited partner interests in Olympus for the remaining 15% of the common stock of Northeast held by Olympus. Concurrently with the closing of the Liquidation Agreement, ACP Holdings, Inc. ("ACP", a wholly owned subsidiary of Adelphia and managing general partner of Olympus) Olympus, Telesat and certain shareholders of Adelphia entered into an investment agreement (the "Telesat Investment Agreement") whereby Telesat contributed to Olympus substantially all of the assets associated with certain cable television systems, serving approximately 50,000 subscribers in southern Florida, in exchange for general and limited partner interests of $5, Senior Limited Partner ("SLP") interests of $20,000 and $112,500 of newly issued 16.5% preferred limited partner ("PLP") interests. On March 28, 1996, ACP, Telesat, Olympus, Adelphia and certain shareholders of Adelphia entered into an agreement which amended certain aspects of the Telesat Investment Agreement (see Note 11).

Prior to the Telesat Investment Agreement, Olympus had obligations to Adelphia for intercompany advances, redeemable PLP interests, and accrued priority return on redeemable PLP interests. In conjunction with the Telesat Investment Agreement, Adelphia contributed $49,974 of the intercompany advances, $51,101 of the existing redeemable PLP interests and all of the then existing accrued priority return on the redeemable PLP interests to general partners' equity (deficiency). Adelphia then exchanged its remaining redeemable PLP interests for $225,000 of new PLP interests. Also, Senior Debt (as defined in the Telesat Investment Agreement) owed by Olympus to Adelphia of $40,000 remained outstanding after consummation of the Telesat Investment Agreement.

On April 3, 1995, Olympus purchased all of the cable and security systems of WB Cable Associates, Ltd., ("WB Cable") serving approximately 44,000 cable and security monitoring subscribers for a purchase price of $82,000. WB Cable provides cable service from one headend and security monitoring services from one location in West Boca Raton, Florida. The acquisition, which was accounted for under the purchase method of accounting, was financed principally through additional borrowings under an Olympus subsidiaries' credit agreement (see Note
4).

The following unaudited financial information assumes that all of the above described transactions had occurred at the beginning of each of the years ended December 31, 1994 and 1995.

                                                      Year Ended December 31,
                                                        1994            1995
Revenues                                              $117,401        $131,500
Loss before extraordinary loss and priority return
 on preferred and senior limited partner interests    (26,757)        (17,272)
Net loss of general and limited partners after
 priority return                                      (82,445)        (82,620)
Net loss per general and limited partners' unit
 after priority return                                 (8,245)         (8,262)

2. Summary of Significant Accounting Policies:

Subscriber Revenues
Subscriber revenues are recorded in the month the service is provided.


Subscriber Receivables
An allowance for doubtful accounts of $1,660 and $411 is recorded as a reduction of subscriber receivables at December 31, 1994 and 1995, respectively. The decrease in the allowance for doubtful accounts as of December 31, 1995 resulted from a change in procedure for writing off doubtful accounts. This change had no effect on bad debt expense.


Programming Expense
Adelphia allocates charges from programmers to affiliates based on the number of subscribers to each programming service. Adelphia charges programming expense to affiliates (including Olympus) based on the number of subscribers to each programming service. In 1993 and 1994, Adelphia charged programming expense to affiliates (including Olympus) based on cost reductions under programming contracts from incremental subscribers, as well as the number of subscribers to each programming service, the effect of which was to reduce programming expense by $2,888 and $3,250, respectively.

Property, Plant and Equipment
Property, plant and equipment are comprised of the following:

                                             December 31,
                                   ---------------------------
                                         1994           1995
                                   ------------   ------------

Operating plant and equipment .....$    201,921   $    272,968
Real estate and improvements ......       3,690          4,564
Support equipment .................       3,513          5,102
Construction in progress ..........      14,302         12,026
                                   ------------   ------------
                                        223,426        294,660
Accumulated depreciation ..........     (69,128)       (91,531)
                                   ------------   ------------
                                   $    154,298   $    203,129
                                   ============   ============

Depreciation is computed on the straight-line method using estimated useful lives of 5 to 12 years for operating plant and equipment and 3 to 20 years for support equipment and buildings. Additions to property, plant and equipment are recorded at cost which includes amounts for material, applicable labor, and interest. Olympus capitalized interest amounting to $391 and $346 for 1994 and 1995, respectively.


Intangible Assets
Intangible assets, net of accumulated amortization, are comprised of the following:


                                           December 31,
                                   ---------------------------
                                        1994           1995
                                   ------------   ------------

Purchased franchises ..............$    206,441   $    254,186
Goodwill ..........................       4,429         13,661
Non-compete agreements ............          33             75
Purchased subscriber lists ........          25         12,951
                                   ------------   ------------
                                   $    210,928   $    280,873
                                   ============   ============


A portion of the aggregate purchase price of cable television systems acquired has been allocated to purchased franchises, purchased subscriber lists, non-compete agreements and goodwill. Purchased franchises and goodwill are amortized on the straight-line method over periods, which range from 34 to 40 years. Purchased subscriber lists are amortized on the straight-line method over the average periods that the listed subscribers are expected to receive service from the date of acquisition, which range from 7 to 10 years. The non-compete agreements are amortized over their contractual lives, which range from 2 to 5 years. Accumulated amortization of intangible assets amounted to $76,642 and $78,940 at December 31, 1994 and 1995, respectively.


Amortization of Other Assets
Deferred debt financing costs are amortized over the term of the related debt. The unamortized amount included in prepaid expenses and other assets was $1,457 and $4,964 at December 31, 1994 and 1995, respectively.


Asset Impairments
Olympus periodically reviews the carrying value of its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of assets may not be recoverable. Measurement of any impairment would include a comparison of estimated future operating cash flows anticipated to be generated during the remaining life of the assets with their net carrying value. An impairment loss would be recognized as the amount by which the carrying value of the assets exceeds their fair value.


Noncash Financing and Investing Activities
Capital leases entered into during 1995 totaled $341. There were no material capital leases entered into during 1993 or 1994. Reference is made to Notes 1 and 5 for descriptions of additional noncash financing and investing activities.


Net Loss Per General and Limited Partner Unit After Priority Return
Net loss per general and limited partner unit after priority return and accretion requirements is based upon the weighted average number of general and limited partner units outstanding of 10.0 for 1993, 1994 and 1995.


Cash and Cash Equivalents
Olympus considers all highly liquid investments with original maturities of three months or less to be cash equivalents.


Derivative Financial Instruments
Net settlement amounts under interest rate swap agreements are recorded as adjustments to interest expense during the period incurred (see Note 4).


Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


3. Business Interruption and Property Damage Related to Hurricane:
On August 24, 1992, service in Olympus' South Dade system was interrupted by Hurricane Andrew. The hurricane damaged property with a net book value of approximately $6,265. Olympus maintained insurance for property loss and for business interruption and transmission lines. Olympus received total net proceeds from the insurance carriers of $20,225 and $4,305 in the years ended December 31, 1992 and 1993, respectively. There were no net proceeds received in 1994 or 1995. Allocation of the business interruption proceeds between years was based upon estimated revenues lost as a result of the hurricane.


4. Debt:

Notes Payable to Banks
Notes payable to banks of Olympus' subsidiaries is comprised of amounts drawn under credit agreements with banks, which totaled $314,010 and $419,000 at December 31, 1994 and 1995, respectively.

At December 31, 1994, notes payable to banks were comprised of borrowings under a $350,000 credit agreement between an Olympus subsidiary and several banks, which was refinanced on May 12, 1995. Interest rates charged for the bank debt were based upon one or more of the following options: prime rate plus 0% to 1.50%, certificate of deposit rate plus .88% to 2.63%, or Eurodollar rate plus
 .75% to 2.50%. The weighted average interest rate on notes payable to the banks, including the effect of interest rate hedging arrangements, was 8.90% at December 31, 1994. Interest on outstanding borrowings was generally payable on a quarterly basis.

On May 12, 1995, certain Olympus subsidiaries (the "Borrowers") entered into a $475,000 revolving credit facility with several banks, maturing December 31, 2003. Interest rates charged are based upon one or more of the following options: prime rate plus 0% to .75% or Eurodollar rate plus .625% to 1.75%. The weighted average interest rate on notes payable to the banks, including the effect of interest rate hedging arrangements, was 7.11% at December 31, 1995. Interest on outstanding borrowings is generally payable on a quarterly basis.

Initial borrowings under the revolving credit facility were used to repay the Borrowers' existing notes payable to banks and accrued interest. An extraordinary loss on early retirement of debt of $1,109, net of income tax benefit of $486, was recognized for the year ended December 31, 1995 which represents the unamortized deferred financing costs related to such notes at the date of refinancing.

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

The following table sets forth the maximum principal permitted to be outstanding under this revolving credit agreement at December 31 of each of the next five years:


December 31, 1996                      $    475,000
December 31, 1997                           446,500
December 31, 1998                           394,250
December 31, 1999                           337,250
December 31, 2000                           270,750

Management intends to fund Olympus' debt maturities through borrowings under new credit agreements and internally generated funds. Changing conditions in the financial markets may have an impact on how Olympus will refinance its debt in the future.

Olympus has entered into interest rate swap agreements and interest rate cap agreements with banks and an affiliate (see Note 10) to reduce the impact of changes in interest rates on its bank debt and its PLP interests. Olympus enters into pay-fixed agreements to effectively convert a portion of its variable-rate debt to fixed-rate debt. Olympus enters into receive-fixed agreements to effectively convert a portion of its fixed-rate PLP interests to a variable-rate which is indexed to LIBOR rates. Interest rate cap agreements are used to reduce the impact of increases in interest rates on variable rate debt. Olympus is exposed to credit loss in the event of nonperformance by the banks and the affiliate. Olympus does not expect any such nonperformance. The following table summarizes the notional amounts outstanding and weighted average interest rate data for all swaps and caps which expire 1996 through 2000.

                                                    December 31,
                                               1994            1995
Pay Fixed Swaps
 Notional amount                             $115,000       $155,000
 Average receive rate                           6.07%          5.88%
 Average pay rate                               8.43%          6.76%

 Receive Fixed Swaps
 Notional amount                             $140,000       $140,000
 Average receive ra                             7.58%          7.58%
 Average pay rate                               6.06%          5.77%

 Interest Rate Caps
 Notional amount                                   --        $75,000
 Average cap rate                                  --          7.50%



Other Debt
Other debt consists of purchase money indebtedness and capital leases incurred in connection with the acquisition of, and are collateralized by, certain equipment. The interest rate on such debt is based on the Federal Funds rate plus 1.4% and is adjusted monthly based on changes in the Federal Funds rate.


5.  Limited Partners' Interests and General Partners' Equity (Deficiency):

16.5% Redeemable PLP Interests
The redeemable PLP Interests issued to Adelphia, totaling $276,101 at December 31, 1994, were nonvoting, senior to claims represented by other partner interests and provided for a priority return of 16.5% per annum (payable quarterly). In the event that any priority return was not paid when due, such unpaid amounts accrued additional return at a rate of 18.5% per annum. As a result of the February 28, 1995 Telesat Investment Agreement (see Note 1), $225,000 of the redeemable PLP interests were converted to new PLP interests as described below, and $51,101 of the redeemable PLP interests and $142,300 of the unpaid priority return was converted to general partners' equity (deficiency).


Redeemable Limited Partner Interests
As a result of the Liquidation Agreement entered into on February 28, 1995 between Gans and Olympus, Gans exchanged their redeemable limited partnership interest in Olympus for 15% of the common stock of Northeast (see Note 1).

The following summarizes activity related to the redeemable limited partners for the three years ended December 31, 1995:

         Balance, December 31, 1992                                                    $     19,515
           Redemption of limited partnership interests on January 3, 1993                    (9,795)
           Net loss allocated to redeemable limited partners                                 (9,720)
           Accretion requirements to redeemable limited partners                              5,000
                                                                                       --------------
         Balance, December 31, 1993                                                           5,000
           Net loss allocated to redeemable limited partners                                 (5,000)
           Accretion requirements to redeemable limited partners                              5,885
                                                                                       --------------
         Balance, December 31, 1994                                                           5,885
           Exchange of redeemable limited partner interests                                  (5,885)
                                                                                       --------------
         Balance, December 31, 1995                                                    $         --
                                                                                       ==============


Preferred, Senior, Limited and General Partnership Interests
On February 28, 1995, as a result of the Telesat Investment Agreement (as described in Note 1), $337,500 of new Preferred Limited Partner interests, $20,000 of Senior Limited Partner interests and $5 of Limited Partner interests were issued to Adelphia and Telesat as summarized in the table below:

                                             Adelphia    Telesat       Total
                                            ----------  ----------  ----------
16.5% Preferred Limited Partner Interests . $  225,000  $  112,500  $  337,500
16.5% Senior Limited Partner Interests ....       --        20,000      20,000
General and Limited Partner Interests .....       --             5           5
                                            ----------  ----------  ----------
Total ..................................... $  225,000  $  132,505  $  357,505
                                            ==========  ==========  ==========


In addition, on various dates during the year ended December 31, 1995, a total of $39,125 additional Preferred Limited Partner interests were issued for cash.

The Preferred Limited Partner interests are nonvoting, do not participate in the profits and losses of the partnership and provide for a priority return of 16.5% per annum (payable quarterly). In the event that any priority return is not paid when due, such unpaid amounts accrue additional return at a rate of 16.5% per annum.

The Senior Limited Partner interests held by Telesat are nonvoting, senior to claims represented by all other partner interests and provide for a priority return of 16.5% per annum (payable quarterly). In the event that any priority return is not paid when due, such unpaid amounts accrue additional return at a rate of 16.5% per annum.


Allocation of Profits, Losses and Distributions
Prior to February 28, 1995, the general partner and limited partners of Olympus generally shared in net income and losses of Olympus based upon their respective percentage ownership of partnership voting units except for certain special allocation provisions set forth in the Olympus partnership agreement in effect at the time. As specified in the partnership agreement, after the holders of the PLP Interests received a return of their capital plus 16.5% per annum priority return, distributions by Olympus were made in the following order: (i) to partners holding voting units (other than Adelphia) until each partner received an 18% compounded return on its investment; (ii) to Adelphia until it received an 18% compounded return on its investment in the voting units; (iii) to Adelphia as managing general partner, to the special limited partners and to the partners holding voting units until each partner holding voting units received a 24% compounded return on its investment; and (iv) to Adelphia as managing general partner, to the special limited partners and to the partners holding voting units.

On and after February 28, 1995, profits and losses of Olympus for income tax purposes will be allocated 99% to the limited partner of Olympus and 1% to the managing general partner of Olympus until the aggregate profits allocated to the limited partner equals the aggregate losses allocated to the limited partner, at which time the managing general partner receives two-thirds, and the limited partner of Olympus receives one-third of the net income and losses of Olympus. As specified in the partnership agreement, allocations will be made in the following order to the holders of the: (i) Senior Limited Partner Interests;
(ii) Special Limited Partner Interests, if any, and (iii) Preferred Limited Partner Interests. Such allocations will equal a return of their capital plus 16.5% per annum priority return less any priority return previously paid. After such allocations, distributions by Olympus will be made in the following order:
(i) 99% of any remaining amount will be distributed two-thirds to the managing general partner and any partner holding voting units acquired directly or indirectly from the managing partner, pro rata, and one-third to partners holding the remaining voting units and; (2) thereafter pro rata to all partners holding voting units. At December 31, 1995, 10 voting units were outstanding of which five were held by ACP, the managing general partner; and five were held by Telesat, the general and limited partners.


6. Commitments and Contingencies:
Olympus rents office space, tower sites, and space on utility poles under leases with terms which are generally less than one year or under agreements that are generally cancelable on short notice. Total rental expense under all operating leases aggregated $1,148, $1,036 and $1,379 for 1993, 1994 and 1995,
respectively.

In connection with certain obligations under existing franchise agreements, Olympus obtains surety bonds guaranteeing performance to municipalities and public utilities. Payment is required only in the event of nonperformance. Olympus has fulfilled all of its obligations such that no payments under surety bonds have been required.

As of July 1, 1993, Olympus adopted a program to self insure for casualty and business interruption insurance. This program is part of an aggregate agreement between Olympus and its subsidiaries in which Olympus will provide insurance for casualty and business interruption claims of up to $10,000 and $20,000 per claim, respectively, for each subsidiary. These risks were previously insured by outside parties.

The cable television industry and Olympus are subject to extensive regulation at the federal, state and local levels. Pursuant to the 1992 Cable Act, which significantly expanded the scope of regulation of certain subscriber rates and a number of other matters in the cable industry, the FCC has adopted rate regulations that establish, on a system-by-system basis, maximum allowable rates for (i) basic and cable programming services (other than programming offered on a per-channel or per-program basis), based upon a benchmark methodology, and
(ii) associated equipment and installation services based upon cost plus a reasonable profit. Under the FCC rules, franchising authorities are authorized to regulate rates for basic services and associated equipment and installation services, and the FCC will regulate rates for regulated cable programming services in response to complaints filed with the agency. The original rate regulations became effective on September 1, 1993. Several amendments to the rate regulations have subsequently been added.

The FCC had adopted regulations implementing virtually all of the requirements of the 1992 Cable Act. The FCC is also likely to continue to modify, clarify or refine the rate regulations. In addition, litigation has been instituted challenging various portions of the 1992 Cable Act and the rulemaking proceedings including the rate regulations. The Telecommunications Act of 1996 (the "1996 Act") deregulates the rates for cable programming services on March 31, 1999. Olympus cannot predict the effect of the 1996 Act on future rulemaking proceedings or changes to the rate regulations.

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

A letter of inquiry, one of at least 63 sent by the FCC to numerous cable operators, was received by Olympus regarding the implementation of this new method of offering services. Olympus responded in writing to the FCC's inquiry. On November 18, 1994, the Cable Services Bureau of the FCC issued a decision holding that the "CableSelect" program was an evasion of the rate regulations and ordered this package to be treated as a regulated tier. This decision, and all other letters of inquiry decisions, were principally decided on the number of programming services moved from regulated tiers to "a la carte" packages. Olympus appealed this decision to the full Commission which affirmed the Cable Services Bureau's decision. Olympus has sought reconsideration of this decision. Olympus cannot predict the outcome or effect of this proceeding; however, management of Olympus does not expect the ultimate outcome of this matter to have a material adverse effect on Olympus' financial position and results of operations.

On November 10, 1994 the FCC ruled that, prospectively, any "a la carte" package will be treated as a regulated tier, except for packages involving premium services. Olympus has appealed this ruling to the U.S. Court of Appeals for the District of Columbia Circuit. Olympus is currently unable to predict the effect that the amended regulations, future FCC treatment of "a la carte" packages or other future FCC rulemaking proceedings will have on its business and results of operations in future periods. No assurance can be given at this time that such matters will not have a material negative financial impact on Olympus' business and results of operations in the future. Also, no assurance can be given as to what other future actions Congress, the FCC or other regulatory authorities may take or the effects thereof on Olympus.


7. Employee Benefit Plans:
Olympus participates in an Adelphia savings plan (401(k)) which provides that eligible full-time employees may contribute from 2% to 20% of their pre-tax compensation subject to certain limitations. Olympus matches contributions not exceeding 1.5% of each participant's pre-tax compensation. During 1993, 1994 and 1995, no significant matching contributions were made by Olympus.


8. Taxes on Income:
Wholly-owned subsidiaries of Olympus are corporations that file separate federal and state income tax returns. At December 31, 1995, these subsidiaries had net operating loss carryforwards for federal income tax purposes of approximately $172,120 expiring through 2010.

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

The tax effects of significant items comprising Olympus' net deferred tax liability as of December 31, 1994 and 1995 are as follows:


                                                           December 31,
                                                 -----------------------------
                                                       1994            1995
                                                  ------------    ------------
Deferred tax liabilities:
Differences between book and tax basis of property,
plant and equipment and intangible assets ....    $     89,738    $     93,740
                                                  ------------    ------------

Deferred tax assets:
Operating loss carryforwards .................          66,598          66,395
Other ........................................             358             (51)
Valuation allowance ..........................         (16,919)        (16,156)
                                                   ------------    ------------

Subtotal .....................................          50,037          50,188
                                                   ------------    ------------

Net deferred tax liability ...................    $     39,701    $     43,552
                                                   ============    ============

The net change in the valuation allowance in 1995 was a decrease of $763.

The provision for income taxes for years ended December 31, 1993, 1994 and 1995 is as follows:


                                                      Year Ended December 31,
                                           ------------------------------------
                                               1993          1994         1995
                                           ---------   -----------  -----------

Federal:
Current .................................. $    --     $        --    $      --
Deferred .................................      --             234       (2,184)

State:
Current ..................................      --              --           --
Deferred .................................      --              42         (640)
                                           ---------   -----------  -----------
                                           $    --     $       276  $    (2,824)
                                           =========   ===========  ===========

Reconciliations between the statutory federal income tax rate and Olympus' effective income tax rate as a percentage of loss before income tax benefit and cumulative effect of change in accounting principle are as follows:


                                                     Year Ended December 31,
                                           ------------------------------------
                                                1993          1994         1995
                                           ---------   -----------  -----------

Statutory federal income tax rate ........    (35 %)         (35 %)       (35 %)
Change in valuation allowance ............     16 %           25 %         (5 %)
Operating losses passed through to partners    19 %            9 %         54 %
State taxes, net of federal benefit ......      0 %            0 %          4 %
                                           ---------   -----------  -----------
Effective income tax rate ................      0 %           (1 %)        18 %
                                           =========   ===========  ===========


9. Disclosures about Fair Value of Financial Instruments:
Included in Olympus' financial instrument portfolio are cash, notes payable and interest rate swaps and caps. The carrying values of the notes payable approximate their fair values at December 31, 1995. At December 31, 1994, Olympus would have been required to pay approximately $3,455 to settle its interest rate swap agreements representing the excess of carrying cost over fair value of these agreements. At December 31, 1995, Olympus would have received approximately $3,034 to settle its interest rate swap and cap agreements, representing the excess of fair value over carrying cost of these agreements. The fair values of the debt and interest rate swaps were based upon quoted market prices of similar instruments or on rates available to Olympus for instruments of the same remaining maturities.


10. Transactions with Related Parties:
Olympus has an agreement with a subsidiary of Adelphia which provided for payment of management fees by Olympus. The amount and payment of these fees is subject to restrictions contained in the bank credit and partnership agreements. Prior to January 1, 1995, Olympus also reimbursed Adelphia for direct operating costs, which amounted to $600 and $1,477 for 1993 and 1994, respectively. During the year ended December 31, 1995, Olympus paid Adelphia a fee totaling $646 in connection with the acquisition of Leadership Cable. Olympus has an agreement to lease certain fiber optic cable to an affiliate. Revenue generated from this agreement amounted to $162 and $120 for 1994 and 1995, respectively.

Olympus has periodically received funds from and advanced funds to Adelphia and other affiliates. Olympus was charged $4,955, $9,373 and $7,501 of interest on such net payables for 1993, 1994 and 1995, respectively.

At December 31, 1995, Olympus has interest rate swaps with an affiliate for notional amounts of $40,000 and $140,000 for Pay Fixed Swaps and Receive Fixed Swaps, respectively. These swaps expire at various dates through 1998. The net effect of these interest rate swaps was to increase interest expense by $651 in 1993 and $0 in 1994, and to decrease interest expense by $244 in 1995.

Olympus has agreements with affiliates to provide for the payment of management fees to Olympus equal to a percentage of the affiliates' revenues. Such fees amounted to $397, $1,356 and $29 for 1993, 1994 and 1995, respectively, which are included in revenues.

On March 31, 1994, Olympus sold to Adelphia, rights to provide alternate access in its franchised areas and an investment in an unaffiliated partnership for a purchase price of $15,500. The sale resulted in the reduction of a payable to Adelphia of $15,500. Due to the common control of these entities, the excess of the sale price over Olympus' carrying value has been credited directly in general partners' equity (deficiency).

On June 30, 1994, Olympus sold to Adelphia 85% of the common stock of Northeast Cable, Inc., a wholly-owned subsidiary, for a selling price of $31,875. Adelphia paid $16,000 in cash and the remainder resulted in a decrease of Adelphia's existing receivable from Olympus.


11.  Subsequent Events:

Leadership Cable Acquisition
On January 5, 1996, Olympus acquired all of the southeast Florida cable systems of the Leadership Cable division of Fairbanks Communications, Inc., ("Leadership Cable") which serve approximately 50,000 cable and security monitoring subscribers for a purchase price of $95,800. Leadership Cable provides cable service and security monitoring services in and around West Palm Beach, Florida. The purchase price consists of $40,000 in cash and a seller note due December 30, 1997 totaling $55,800 plus accrued interest. The acquisition will be accounted for under the purchase method of accounting.

The accompanying unaudited pro forma balance sheet assumes that the acquisition of Leadership Cable had occurred on December 31, 1995. The unaudited pro forma statement of operations has been prepared assuming that the purchase of Telesat, West Boca, and Leadership Cable had occurred on January 1, 1995. The pro forma data are not necessarily indicative of the results that actually would have occurred if the purchases of Telesat, West Boca, and Leadership Cable had occurred on January 1, 1995 or what may be achieved in the future.


Telesat Investment Agreement Amendment
On March 28, 1996, ACP, Telesat, Olympus, Adelphia and certain shareholders of Adelphia entered into an agreement which amended certain aspects of the Telesat Investment Agreement and the Olympus Partnership Agreement. The amendment provides for the repayment of certain amounts owed to Telesat totaling $20,000, the release of certain obligations of Telesat to Olympus and the reduction of Telesat's PLP and accrued priority return balances by $20,000. The amendment further provides for a $40,000 distribution to Adelphia as a reduction of its PLP interest and accrued priority return. These repayments and distributions were made on March 29, 1996 and were funded through internally generated funds and advances from an affiliate.

================================================================================
                  OLYMPUS COMMUNICATIONS, L.P. AND SUBSIDIARIES
================================================================+===============
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)


                             PRO FORMA BALANCE SHEET
                                DECEMBER 31, 1995
                             (Dollars in thousands)
                                   (UNAUDITED)
                                                                                       Leadership
                                                                                        Pro Forma
ASSETS:                                                        As Reported             Adjustments                 Pro Forma
                                                         ---------------------   ---------------------      ---------------------
Cable television systems, at cost, net of depreciation and amortization:
     Property, plant and equipment                     $           203,129      $             18,598 (a)   $            221,727
     Intangible assets                                             280,873                    77,202 (a)                358,075
                                                         ---------------------   ---------------------      ---------------------
          Total                                                    484,002                    95,800                    579,802

Cash and cash equivalents                                           32,677                         -                     32,677
Subscriber receivables - net                                         7,838                       852 (a)                  8,690
Prepaid expenses and other assets - net                              9,392                     1,372 (a)                 10,764
                                                         ---------------------   ---------------------      ---------------------
          Total                                        $           533,909      $             98,024       $            631,933
                                                         =====================   =====================      =====================

LIABILITIES AND PARTNERS' EQUITY (DEFICIENCY):
Notes payable to banks                                 $           419,000      $             40,000 (a)   $            459,000
Other debt                                                             809                    55,800 (a)                 56,609
Accounts payable                                                    14,261                       -                       14,261
Subscriber advance payments and deposits                             3,957                       588 (a)                  4,545
Accrued interest and other liabilities                              12,992                     1,636 (a)                 14,628
Accrued priority return on redeemable preferred
  limited partner interests                                         19,269                        -                      19,269
Due to affiliates - net                                             38,613                        -                      38,613
Deferred income taxes                                               43,552                        -                      43,552
                                                         ---------------------   ---------------------      ---------------------
          Total liabilities                                        552,453                    98,024                    650,477
                                                         ---------------------   ---------------------      ---------------------

Partners' equity (deficiency):
  Limited partner interests                                        396,630                        -                     396,630
  General partners' equity (deficiency)                           (415,174)                       -                    (415,174)
                                                          ---------------------   ---------------------      ---------------------
          Total partners' equity (deficiency)                      (18,544)                       -                     (18,544)
                                                          ---------------------   ---------------------      ---------------------
          Total                                        $           533,909      $             98,024       $            631,933
                                                          =====================   =====================      =====================


(a) Reflects the acquisition of the net assets of Leadership Cable and the debt incurred to finance the Leadership Cable acquisition which includes incremental bank debt and the issuance of a seller note.


                       PRO FORMA STATEMENTS OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1995
                             (Dollars in thousands)
                                   (UNAUDITED)

                                                                          Telesat/
                                                                         West Boca             Leadership
                                                                         Pro Forma              Pro Forma
                                                As Reported             Adjustments            Adjustments             Pro Forma
                                              ---------------------------------------     ------------------      -----------------

Revenues                                      $       120,968     $          10,532 (b)  $          14,764 (a)   $        146,264
                                              -----------------   -------------------     ------------------      -----------------

Operating expenses:
  Direct operating and programming                     37,494                 4,071 (b)              6,639 (a)             48,204
  Selling, general and administrative                  23,912                 2,488 (b)              1,768 (a)             28,168
  Depreciation and amortization                        31,953                 2,158 (b)              5,690 (a)             39,801
  Management fees to Managing Affiliate                 6,334                   551 (b)              1,878 (a)              8,763
                                              -----------------   ------------------      -----------------   ---------------------
          Total                                        99,693                 9,268                 15,975                124,936
                                              -----------------      ----------------     ------------------      -----------------

Operating income                                       21,275                 1,264                (1,211)                 21,328
                                              -----------------      ----------------     ------------------      -----------------

Other income (expense):
  Interest expense                                    (29,217)               (1,155) (b)            (9,051) (a)           (39,423)
  Interest expense - affiliate                         (7,501)                   901 (b)                  -                (6,600)
  Other expense                                           (15)                     -                      -                   (15)
                                              -----------------      ----------------     ------------------      -----------------
                                                      (36,733)                 (254)                (9,051)               (46,038)
Loss before income taxes and
  extraordinary loss                                  (15,458)                 1,010               (10,262)               (24,710)
Income tax expense                                     (2,824)                     -                      -                (2,824)
                                              -----------------      ----------------     ------------------      -----------------

Loss before extraordinary loss                        (18,282)                 1,010               (10,262)               (27,534)
Extraordinary loss on early retirement of debt         (1,109)                     -                      -                (1,109)
                                              -----------------      ----------------     ------------------      -----------------
Net loss                                              (19,391)                 1,010               (10,262)               (28,643)

Priority return on preferred and senior limited
 partner interests                                    (63,358)                 (881) (c)                  -               (64,239)
                                              -----------------      ----------------       ----------------         --------------

Net loss of general and limited partners after
  priority return                              $      (82,749)     $             129      $        (10,262)       $       (92,882)
                                              =================   ===================     ==================      =================

Net loss per general and limited partners' unit
  after priority return                        $       (8,275)     $              13      $         (1,026)       $        (9,288)
                                              =================   ===================     ==================      =================


(a)        Reflects the operations for Leadership Cable for the year ended December 31, 1995.
(b)        Reflects the operations for Telesat and West Boca for January 1, 1995 to the date of acquisition.
(c)        Reflects the accrued priority return on the PLP interests from January 1, 1995 through February 28, 1995.

ITEM  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL  DISCLOSURE

           Not applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           The information set forth above in Part I under the caption "Executive Officers of the Registrant" is incorporated herein by reference. The other information required by this item is incorporated herein by reference to the information set forth under the caption "Election of Directors - Description of Board of Directors"; the information set forth under the caption "Election of Directors - Nominee for Election by Holders of Class A Common Stock"; the information set forth under the caption "Election of Directors - Nominees for Election by Holders of Class A Common Stock and Class B Common Stock"; and the information under the caption "Certain Transactions - Certain Reports," in the Company's definitive proxy statement for the 1996 Annual Meeting of Stockholders filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or by reference to a filing amending this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION
           The information required by this item is incorporated herein by reference to the information set forth under the caption "Executive Compensation" in the Company's definitive proxy statement for the 1996 Annual Meeting of Stockholders filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or by reference to a filing amending this Annual Report on Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
           The information required by this item is incorporated herein by reference to the information set forth under the caption "Principal Stockholders" in the Company's definitive proxy statement for the 1996 Annual Meeting of Stockholders filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or by reference to a filing amending this Annual Report of Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
           The information required by this item is incorporated herein by reference to the information set forth under the caption "Certain Transactions" in the Company's definitive proxy statement for the 1996 Annual Meeting of Stockholders filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or by reference to a filing amending this Annual Report on Form 10-K.

===============================================================================
Exhibit No.                                              Description
===============================================================================

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

           Financial Statements, schedules and exhibits not listed have been omitted where the required information is included in the consolidated financial statements or notes thereto, or is not applicable or required.
           (a)(1) A listing of the consolidated financial statements, notes and independent auditors' report required by Item 8 are listed on page 49 of this Annual Report on Form 10-K.
                (2)  Financial Statement Schedules:
                              The following are included in this Report:
                               Schedule I  -- Condensed Financial Information
                                of the Registrant
                               Schedule II -- Valuation and Qualifying Accounts

(3)Exhibits

Exhibit No.                                                   Description

3.01                 Certificate of Incorporation of Adelphia Communications
                       Corporation (Incorporated herein by reference is Exhibit 3.01 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.)

3.02                 Bylaws of Adelphia Communications Corporation, as amended
                       (Incorporated herein by reference is Exhibit 3.02 to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1994.)

4.01                 First Supplemental Indenture, dated as of May 4, 1994, with respect to Registrant's 9 1/2% Senior Pay-In-Kind Notes Due 2004 (Incorporated herein by reference is Exhibit
                       4.01 to Registrant's Current Report on Form 8-K dated
                       May 5, 1994.)

4.02                 Indenture, dated as of February 22, 1994, with respect to
                      Registrant's 9 1/2% Senior Pay-In-Kind Notes Due 2004 (Incorporated herein by reference is Exhibit 4.05 to Registration Statement No. 33-52513 on Form S-4.)

4.03                 Indenture, dated as of July 28, 1993, with respect to
                       Registrant's 10 1/4% Senior Notes Due 2000
                       (Incorporated herein by reference is Exhibit 4.01 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.)

4.04                  Amended and Restated Indenture, dated as of May 11, 1993,
                        with respect to Registrant's 9-7/8% Senior Debentures Due 2005 (Incorporated herein by reference is Exhibit
                        4.01 to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1993.)

4.05                 Indenture, dated as of September 2, 1992, with respect to
                       the Registrant's 11-7/8% Senior Debentures Due 2004 (Incorporated herein by reference is Exhibit 4.03 to Registration


Statement No. 33-52630 on Form S-1.)

===============================================================================
Exhibit                                          Description
===============================================================================

4.06                 Indenture, dated as of May 7, 1992, with respect to the
                       Registrant's 12-1/2% Senior Notes Due 2002
                       (Incorporated herein by reference is Exhibit 4.03 to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1992.)

10.01                Class B Common Stockholders Agreement (Incorporated herein by reference is Exhibit 10.01 to Registration Statement No. 33-6974 on Form S-1.)

10.02                Joinder to Class B Common Stockholders Agreement
                      (Incorporated herein by reference is Exhibit 10.02 to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1994.)

10.03                Registration Rights Agreement and Amendment to
                       Registration Rights Agreement (Incorporated herein by reference are Exhibit 10.02 to Registration Statement
                       No. 33-6974 on Form S-1 and Exhibit 10.35 to Registration Statement No. 33-25121 on Form S-1.)

10.04                Form of Management Agreement for Managed Companies
                      (Filed herewith).

10.05                Management Agreement--Montgomery Cablevision Associates,
                       L.P. (Incorporated herein by reference is Exhibit 10.08 to Registration Statement No. 33-6974 on Form S-1.)

10.06                Management Agreement--Adelphia Cablevision Associates of
                       Radnor, L.P. (Incorporated herein by reference is Exhibit 10.09 to Registration Statement No. 33-6974 on Form S-1.)

10.07                Form of Agreement Regarding Management Services for Olympus
                       Communications, L.P. (Incorporated herein by reference is Exhibit 10.06 to Registrant's Annual Report on
                       Form 10-K for the fiscal year ended March 31, 1991.)

10.08*               Stock Option Plan of 1986, as amended (Incorporated herein by reference is Exhibit 10.07 to Registration Statement No. 33-46551 on Form S-1.)

10.09*               Restricted Stock Bonus Plan,  as amended  (Incorporated
                       herein by reference is Exhibit 10.08 to Registration Statement No. 33-46551 on Form S-1.)

10.10                Business Opportunity Agreement (Incorporated herein by
                       reference is Exhibit 10.13 to Registration Statement No. 33-3674 on Form S-1.)

10.11*               Employment Agreement between the Company and John J.
                       Rigas (Incorporated herein by reference is Exhibit
                       10.14 to Registration Statement No. 33-6974 on Form S-1.)

10.12*               Employment Agreement between the Company and Daniel R.
                       Milliard (Incorporated herein by reference is Exhibit
                       10.15 to Registration Statement No. 33-6974 on Form S-1.)

10.13*               Employment Agreement between the Company and Timothy J.
                       Rigas (Incorporated herein by reference is Exhibit 10.16 to Registration Statement No. 33-6974 on Form S-1.)

10.14*               Employment Agreement between the Company and Michael
                       J. Rigas (Incorporated herein by reference is Exhibit
                       10.17 to Registration Statement No. 33-6974 on Form S-1.)

10.15*               Employment Agreement between the Company and James P. Rigas
                       (Incorporated herein by reference is Exhibit 10.18 to Registration Statement No. 33-6974 on Form S-1.)

10.16                Agreement Regarding Management Fees relating to the
                       subsidiaries of Chauncey Communications Corporation (Incorporated herein by reference is Exhibit 10.16 of Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1991.)

10.17                Form of Note Agreement, dated as of August 1, 1990,
                       relating to the 10.66% Senior Secured Notes due August 1, 1998 of Chauncey Communications Corporation (Incorporated herein by reference is Exhibit 10.01 of Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990.)

10.18                Amendatory Agreement regarding Chauncey Communications
                       Corporation 10.66% Senior Secured Note Agreement, dated as of August 6, 1991 (Incorporated herein by reference is Exhibit 10.02 of Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1991.)

10.19                $50,000 Term Note and Pledge Agreement between Adelphia
                       Communications Corporation as lender and Daniel R. Milliard, dated October 1, 1988 (Incorporated herein by reference is Exhibit 10.03 of Registrant's Quarterly Report on Form 10-Q for the quarter ended
                       September 30, 1991.)

10.20                $205,000 Revolving Term Note and Pledge Agreement among
                       Adelphia Communications Corporation as lender, Daniel R. Milliard and David Acker (Incorporated herein by reference is Exhibit 10.04 of Registrant's Quarterly Report on Form 10-Q for the quarter ended
                       September 30, 1991.)

10.21               Agreement for the Purchase of Class A Common Stock by the
                      Rigas family, dated January 7, 1994 (Incorporated herein by reference is Exhibit 10.01 to Registrant's Quarterly Report on Form 10-Q dated December 31, 1993.)

10.22                Olympus Communications, L.P. Second Amended and Restated
                       Limited Partnership Agreement, dated as of February 28, 1995. (Incorporated herein by reference is Exhibit 10.32 of the Registrant's Annual Report on
                       Form 10-K for the fiscal year ended March 31, 1995.)

10.23                Credit, Security and Guaranty Agreement among UCA Corp.
                       and certain of its Affiliates and First Union
                       National Bank of North Carolina as Administrative Agent, dated as of March 15, 1995. (Incorporated herein by reference is Exhibit 10.32 of the Registrant's Annual Report on Form 10-K for the fiscal year ended
                       March 31, 1995.)

10.24                Revolving Credit Facility among Adelphia Cable partners,
                       L.P., Southwest Florida Cable, Inc., West Boca Acquisition Limited Partnership and Toronto-Dominion (Texas), Inc., as Administrative Agent, dated May 12, 1995. (Incorporated herein by reference is Exhibit 10.03 to Registrant's Current Report on Form 8-K dated
                       June 30, 1995.)

10.25                Credit Agreement, dated as of October 27, 1995, among Plato
                       Communications, Inc. Northeast Cable, Inc.,
                       Robinson/Plum Cablevision L.P., the several other banks and other financial institutions from time to time parties to this agreement and Chemical Bank, as Administrative Agent. (Incorporated herein by reference is Exhibit 10.35 to Registrant's Current Report on Form 8-K dated December 7, 1995.)

10.26                Credit Agreement, dated as of April 12, 1996, among
                       Chelsea Communications, Inc., Kittanning Cablevision Inc., Robinson/Plum Cablevision L.P., the several banks and financial institutions parties thereto, and Toronto Dominion (Texas), Inc. as Administrative Agent. (Incorporated herein by reference is Exhibit 10.36 to Registrant's Current Report on Form 8-K dated
                       June 3, 1996.)

10.27                Amended Credit Agreement, dated as of March 29, 1996,
                       among Highland Video Associates L.P., Telesat Acquisition Limited Partnership, Global Acquisition Partners, L.P., the various financial institutions as parties thereto, Bank of Montreal as syndication agent, Chemical Bank as documentation agent, and the Bank of Nova Scotia as administrative agent. (Incorporated herein by reference is Exhibit 10.37 to Registrant's Current Report on Form 8-K dated June 19, 1996.)

10.28                Purchase Agreement dated as of April 10, 1996 between
                       Hyperion Telecommunications, Inc. and Bear Stearns & Co. Inc., Chase Securities Inc. and NationsBanc Capital Markets, Inc.(Incorporated by reference is Exhibit 1.1 to Registration Statement No. 333-06957 on Form S-4 filed for Hyperion Telecommunications, Inc.)

10.29                Indenture, dated as of April 15, 1996, between Hyperion
                       Telecommunications, Inc. and Bank of Montreal
                       Trust Company. (Incorporated by reference is Exhibit 4.1 to Registration Statement No. 333-06957 on Form S-4 filed for Hyperion Telecommunications, Inc.)

10.30                Registration Rights Agreement dated as of April 15, 1996,
                       between Hyperion Telecommunications, Inc. and the Initial Purchasers. (Incorporated by reference is Exhibit 4.3 to Registration Statement No. 333-06957 on Form S-4 filed for Hyperion Telecommunications, Inc.)

10.31                Warrant Agreement dated as of April 15, 1996, by and among
                       Hyperion Telecommunications, Inc. and Bank of Montreal Trust Company. (Incorporated by reference is Exhibit 10.13 to Registration Statement No. 333-06957 on Form S-4 filed for Hyperion Telecommunications, Inc.)

10.32                Warrant Registration Rights Agreement dated as of
                       April 15, 1996, by and among Hyperion Telecommunications, Inc. and the Initial Purchasers. (Incorporated by reference is Exhibit 10.14 to Registration Statement
                       No. 333-06957 on Form S-4 filed for Hyperion
                       Telecommunications, Inc.)

21.01                List of Subsidiaries of Adelphia Communications Corporation
                      (Filed herewith)

23.01                Independent Auditors' Consent (Filed herewith)

27.01                Financial Data Schedule        (Filed herewith)

- -------------------------

* Denotes management contracts and compensatory plans and arrangements required to be identified by Item 14(a)(3).
- -------------------------


           The Registrant will furnish to the Commission upon request copies of instruments not filed herewith which authorize the issuance of long-term obligations of Registrant not in excess of 10% of the Registrant's total assets on a consolidated basis.

           (b) The Registrant did not file any Form 8-K reports during the three months ended March 31, 1996. A Form 8-K dated April 17, 1996 was filed subsequent to March 31, 1996 which reported information under items 5 and 7 thereof. No financial statements were filed. Forms 8-K dated June 3, 1996 and June 19, 1996 were filed subsequent to March 31, 1996 which reported information under items 5 and 7 thereof. No financial statements were filed.

           (c) The Company hereby files as exhibits to this Form 10-K the exhibits set forth in Item 14(a)(3) hereof which are not incorporated by reference.

           (d) The Company hereby files as financial statement schedules to this Form 10-K the financial statement schedules set forth in Item 14(a)(2) hereof.


                                                    SCHEDULE I (Page 1 of 4)
                                      ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                              Condensed Information as to the Financial Position of the Registrant
                                                     (Dollars in thousands)
                                                                                                         March 31,
                                                                                          ---------------------------------------
                                                                                                 1995                1996
                                                                                          ------------------  -------------------
ASSETS:
Investment in cable television subsidiaries                                               $         218,708   $          380,016
Property and equipment - net                                                                         27,540               27,808
Cash and cash equivalents                                                                                80                3,097
Other assets - net                                                                                   68,692               57,901
Notes and receivables from cable television subsidiaries and
  related parties - net                                                                              43,033                   --
                                                                                          ------------------    -----------------
          Total                                                                           $         358,053   $          468,822
                                                                                          ==================  ===================

LIABILITIES AND PARTNERS' EQUITY (DEFICIENCY):
Losses and distributions in excess of investments in and net advances
  to cable television subsidiaries                                                        $         275,044   $          377,454
Unsecured notes and payables to cable television subsidiaries and
  related parties                                                                                   128,382              215,366
Other debt                                                                                            9,476                8,485
12 1/2% Senior Notes due 2002                                                                       400,000              400,000
10 1/4% Senior Notes due 2000                                                                        99,011               99,158
11 7/8% Senior Debentures due 2004                                                                  124,470              124,502
9 7/8% Senior Debentures due 2005                                                                   127,994              128,118
9 1/2% Senior Pay-In-Kind Notes due 2004                                                            164,370              180,357
Accrued interest and other liabilities                                                               40,881               63,621
                                                                                          ------------------  -------------------
          Total liabilities                                                                       1,369,628            1,597,061

Stockholders' equity (deficiency) - [see consolidated financial
  statements included herein for details]                                                       (1,011,575)          (1,128,239)
                                                                                          ------------------  -------------------
          Total                                                                           $         358,053   $          468,822
                                                                                          ==================  ===================







              See notes to condensed financial information of the Registrant.


                                                         SCHEDULE I (Page 2 of 4)
                                           ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                       Condensed Information as to the Operations of the Registrant
                                                          (Dollars in thousands)

                                                               Year Ended March 31,
                                                       -----------------------------------
                                                          1994          1995       1996
                                                       ---------    ---------    ---------
INCOME:
Income from subsidiaries and affiliates ............   $  53,004    $  72,413    $  55,277
                                                       ---------    ---------    ---------

EXPENSES:
Operating expenses and fees to subsidiaries ........       2,710        1,044        2,156
Depreciation and amortization ......................       3,610        5,179        5,942
Interest expense to subsidiaries and affiliates ....       5,893        4,371       14,645
Interest expense to others .........................      88,724      103,367      107,829
                                                       ---------    ---------    ---------
Total ..............................................     100,937      113,961      130,572
                                                       ---------    ---------    ---------

Loss before equity in loss of subsidiaries .........     (47,933)     (41,548)     (75,295)
Equity in net loss of subsidiaries before cumulative
effect of change in accounting principle ...........     (49,515)     (64,736)     (44,599)
                                                       ---------    ---------    ---------

Loss before extraordinary loss and cumulative
effect of change in accounting principle ...........     (97,448)    (106,284)    (119,894)
Extraordinary loss on early retirement of debt
cumulative effect of change in accounting principle         (752)        --           --
Cumulative effect of change in accounting
principle ..........................................     (89,660)        --           --
                                                       ---------    ---------    ---------

Net loss ...........................................   $(187,860)   $(106,284)   $(119,894)
                                                       =========    =========    =========










               See notes to condensed financial information of the Registrant.


                                                         SCHEDULE I (Page 3 of 4)
                                            ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                        Condensed Information as to the Cash flows of the Registrant
                                                           (Dollars in thousands)

                                                               Year Ended March 31,
                                                       ------------------------------------
                                                            1994         1995         1996
                                                       ---------    ---------    ---------
Cash flows from operating activities:
Net loss ...........................................   $(187,860)   $(106,284)   $(119,894)
Adjustments to reconcile net loss to net cash used
 for operating activities:
Equity in loss of subsidiaries .....................      49,515       64,736       44,599
Cumulative effect of change in accounting for
income taxes .......................................      89,660         --           --
Extraordinary loss on debt retirement ..............         752         --           --
Depreciation and amortization ......................       3,396        5,179        5,942
Noncash interest expense ...........................         363       14,756       16,288
Loss on disposal of property .......................         214         --           --
Change in operating assets and liabilities, net of
 effects of acquisitions:
Other assets .......................................      (6,877)     (52,096)      (6,832)
Accrued interest and other liabilities .............       4,956       12,523       22,107
                                                       ---------    ---------    ---------
Net cash used for operating activities .............     (45,881)     (61,186)     (37,790)
                                                       ---------    ---------    ---------

Cash flows from investing activities:
Investments in and advances to subsidiaries ........     (72,642)     (53,087)    (103,497)
Amounts (advanced to) repayments from subsidiaries
and related parties ................................    (182,900)     108,772      146,617
Expenditures for property, plant and equipment .....     (11,772)        (447)        (161)
                                                       ---------    ---------    ---------
Net cash (used for) provided by investing activities    (267,314)      55,238       42,959
                                                       ---------    ---------    ---------

Cash flows from financing activities:
Proceeds from debt .................................     258,674        3,300        1,100
Repayments of debt .................................    (101,450)     (12,213)      (3,252)
Issuance of Class A Common Stock ...................     155,963       14,861         --
                                                       ---------    ---------    ---------
Net cash provided by (used for) financing activities     313,187        5,948       (2,152)
                                                       ---------    ---------    ---------

(Decrease) increase in cash and cash equivalents ...          (8)        --          3,017

Cash and cash equivalents, beginning of year .......          88           80           80
                                                       ---------    ---------    ---------

Cash and cash equivalents, end of year .............   $      80    $      80    $   3,097
                                                       =========    =========    =========

Supplemental disclosure of cash flow activity -
Cash payments for interest .........................   $  84,904    $ 103,454    $ 103,965
                                                       =========    =========    =========

              See notes to condensed financial information of the Registrant.

                             SCHEDULE I (Page 4 of 4)
              ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           Notes to Condensed Financial Information of the Registrant
                             (Dollars in thousands)


1. Notes Payable to Subsidiaries:

Adelphia Communications Corporation ("Adelphia") has partially funded its acquisitions and capital needs through borrowings and advances from subsidiaries. Adelphia had issued to certain of its cable television subsidiaries and related parties unsecured demand notes payable in the principal amount of $215,366 at March 31, 1996. The notes, which eliminate upon preparation of consolidated financial statements, provide for interest at rates ranging from 3% to 16% , are due upon demand five years after March 31, 1996, and provide that non-payment of principal or interest is not an event of default.



                                   SCHEDULE II
              ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                                       Balance             Charged
                                          at               to Costs                                Balance
                                      Beginning              and                Deductions-        at End
                                      of Period            Expenses             Write-Offs        of Period
                                  ------------------   ------------------   -------------------  -----------

Year Ended March 31, 1994

Allowance for Doubtful Accounts   $            2,016   $            3,975   $             2,388  $    $3,603
                                  ==================   ==================   ===================  ============


Year Ended March 31, 1995

Allowance for Doubtful Accounts   $            3,603   $            3,846   $             3,946  $    $3,503
                                  ==================   ==================   ===================  ============


Year Ended March 31, 1996

Allowance for Doubtful Accounts   $            3,503   $            5,827   $             8,114  $    $1,216
                                  ==================   ==================   ===================  ============

                                                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       ADELPHIA COMMUNICATIONS CORPORATION

June 28, 1996 By:                 /s/ John J. Rigas
                                   John J. Rigas,
                                   Chairman, President and Chief Executive
                                    Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

June 28, 1996                     /s/ John J. Rigas
                                   John J. Rigas,
                                   Director

June 28, 1996                     /s/ Timothy J. Rigas
                                   Timothy J. Rigas,
                                   Executive Vice President, Chief Financial
                                    Officer, Treasurer and Director

June 28, 1996                     /s/ Michael J. Rigas
                                   Michael J. Rigas,
                                   Executive Vice President and Director

June 28, 1996                     /s/ James P. Rigas
                                   James P. Rigas,
                                   Executive Vice President and Director

June 28, 1996                     /s/ Daniel R. Milliard
                                   Daniel R. Milliard,
                                   Senior Vice President, Secretary and Director

June 28, 1996                     /s/ Dennis P. Coyle
                                   Dennis P. Coyle,
                                   Director

June 28, 1996                     /s/ Pete J. Metros
                                   Pete J. Metros,
                                   Director

June 28, 1996                     /s/ Perry S. Patterson
                                   Perry S. Patterson,
                                   Director

June 28, 1996                     /s/ Edward E. Babcock Jr.
                                   Edward E. Babcock, Jr.
                                   Chief Accounting Officer