Form 10-K/A
period 1996-03-31
ADELPHIA COMMUNICATIONS CORP
filed 1996-07-29
CIK 796486

11



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

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

     At June 25, 1996, 15,364,009 shares of Class A Common Stock, par value $0.01,and 10,944,476 shares of Class B Common Stock, par value $0.01 per share, of the registrant were outstanding.

         The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended March 31, 1996 as set forth in the pages attached hereto:


         PART III


      Item 10.  Directors and Executive Officers of the Registrant


      Item 11.  Executive Compensation


      Item 12.  Security Ownership of Certain Beneficial Owners and Management


      Item 13.  Certain Relationships and Related Transactions


       PART IV


      Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K








                                                          SIGNATURES


         Pursuant to the requirements of the securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





ADELPHIA COMMUNICATIONS CORPORATION




July 29, 1996 By: /s/ Timothy J. Rigas
- ---------------------
Timothy J. Rigas
Executive Vice President, Chief Financial Officer,
Treasurer and Director

July 29, 1996 By: /s/ Edward E. Babcock , Jr.
- ---------------------------
Edward E. Babcock, Jr.
Chief Accounting Officer

Item 10.  Directors and Executive Officers of the Registrant

     The information set forth in Part I under the caption "Executive Officers of the Registrant" is incorporated herein by reference. All of the following nominees for director are currently directors who were first elected or appointed as directors in 1986 except for Mr. Dennis Coyle. Mr. Coyle was first elected as a director of the Company in 1995.


Perry S. Patterson
Age 79

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

John J. Rigas
Age 71

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

Michael J. Rigas
Age 42

     Michael J. Rigas is Executive Vice President of Adelphia and Executive Vice President of most of its subsidiaries. Since 1981, Mr. Rigas has served as a Senior Vice President, Vice President, general partner or other officer of Adelphia and the constituent entities which became wholly-owned subsidiaries of Adelphia upon its formation in 1986, as well as the cable television operating companies acquired by the Company which were wholly or partially owned by members of the Rigas Family. From 1979 to 1981, he worked for Webster, Chamberlain & Bean, a Washington, D.C. law firm. Mr. Rigas graduated from Harvard University (magna cum laude) in 1976 and received his Juris Doctor degree from Harvard Law School in 1979.

Timothy J. Rigas
Age 40

     Timothy J. Rigas is Executive Vice President and also serves as Chief Financial Officer and Treasurer of Adelphia and Executive Vice President of most of its subsidiaries. Since 1979, Mr. Rigas has served as a Senior Vice President, Vice President, General partner or other officer of Adelphia and the constituent entities which became wholly-owned subsidiaries of Adelphia upon its formation in 1986, as well as the cable television operating companies acquired by the Company which were wholly or partially owned by members of the Rigas Family. Mr. Rigas graduated from the University of Pennsylvania, Wharton School, with a B.S. degree in Economics (cum laude) in 1978.

James P. Rigas
Age 38

     James P. Rigas is Executive Vice President of Adelphia and Executive Vice President of most of its subsidiaries. Since February 1986, Mr. Rigas has served as a Vice President or other officer of Adelphia and the constituent entities which became wholly-owned subsidiaries of Adelphia upon its formation in 1986, as well as the cable television operating companies acquired by the Company which were wholly or partially owned by members of the Rigas Family. Mr. Rigas graduated from Harvard University (magna cum laude) in 1980 and received a Juris Doctor degree and an M.A. degree in Economics from Stanford University in 1984. From June 1984 to February 1986, he was a consultant with Bain & Co., a management consulting firm.

Daniel R. Milliard
Age 48

     Daniel R. Milliard is Senior Vice President and serves as Secretary of Adelphia and most of its subsidiaries, and as President of a subsidiary, Hyperion Telecommunications, Inc. Since 1982, Mr. Milliard served as Vice President, Secretary and/or General Counsel of Adelphia and the constituent entities which became wholly-owned subsidiaries of Adelphia, as well as the cable television operating companies acquired by the Company which were wholly or partially owned by members of the Rigas Family. He served as outside general counsel to the Company's predecessors from 1979 to 1982. Mr. Milliard graduated from American University in 1970 with a Bachelor of Science degree in Business Administration. He received an M.A. degree in Business from Central Missouri State University in 1971, where he was an Instructor in the Department of Finance, School of Business and Economics, from 1971-1973, and received a Juris Doctor degree from the University of Tulsa School of Law in 1976. He is a director of Citizens Bank Corp., Inc. in Coudersport, Pennsylvania and is President of the Board of Directors of the Charles Cole Memorial Hospital.

Pete J. Metros
Age 56

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

 Dennis P. Coyle
 Age 58

     Dennis P. Coyle is General Counsel and Secretary of FPL Group, Inc. and Florida Power & Light Company. Mr. Coyle was named General Counsel of FPL Group, Inc. and Florida Power & Light Company in 1989, and assumed the additional title and responsibilities of Secretary of such companies in 1991. He graduated from Dartmouth College in 1960 and received his law degree from Columbia University in 1965. In an investment agreement with respect to Olympus Communications, L.P. ("Olympus," a joint venture of the Company), John, Michael, Timothy and James Rigas have agreed to vote a sufficient number of shares of the Company's Class A Common Stock to elect to the Board a nominee of Telesat Cablevision, Inc., which is the Company's joint venture partner in Olympus. Mr. Coyle is the nominee of Telesat Cablevision, Inc., which is an indirect, wholly-owned subsidiary of FPL Group, Inc.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act requires the Company's directors, executive officers and persons who beneficially own more than ten percent of a class of the Company's registered equity securities to file with the Securities and Exchange Commission and deliver to the Company initial reports of ownership and reports of changes in ownership of such registered equity securities.

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company or written representations that no other reports were required, the Company's directors, executive officers and more than ten percent stockholders filed on a timely basis all reports due under Section 16(a) for the period from April 1, 1995 through March 31, 1996.

Item 11. Executive Compensation

Summary Compensation Table

     The following table sets forth certain information regarding compensation paid by the Company for services rendered during the Company's last three fiscal years in the period ended March 31, 1996 to the Company's Chief Executive Officer and the four most highly compensated executive officers whose compensation exceeded $100,000 in salary and bonus during fiscal 1996:


Annual Compensation

                                                                  All Other
                                      Fiscal        Salary    Compensation(a)(b)
Name and Principal Position             Year          ($)             ($)
- ---------------------------             ----         ----             ---

 John J. Rigas                          1996        641,963         474,495
 Chairman, President and                1995        595,933         293,750
 Chief Executive Office                 1994        576,153         119,750

 Michael J. Rigas                       1996        205,948          10,750
 Executive Vice President,              1995        124,658          10,950
 Operations                             1994        124,658          10,750

 Timothy J. Rigas                       1996        205,948          10,750
 Executive Vice President, Chief        1995        124,658          10,950
 Financial Officer and Treasurer        1994        124,658          10,750

 James P. Rigas                         1996        205,948          11,201
 Executive Vice President,              1995        124,658          11,250
 Strategic Planning                     1994        124,658          10,750

 Daniel R. Milliard                     1996        207,474          5,250
 Senior Vice President and              1995        187,412          5,350
 Secretary                              1994        183,484          5,250

- ----------

(a) Fiscal 1996, 1995 and 1994 amounts include:  (i) life insurance  premiums paid during each respective  fiscal year by the
    Company under employment  agreements with John J. Rigas, Michael J. Rigas, Timothy J. Rigas, James P. Rigas and Daniel R.
    Milliard, in premium payment amounts of $200,000,  $10,000,  $10,000,  $10,451, and $4,500,  respectively,  during fiscal
    1996, $293,000, $10,200, $10,200, $10,500 and $4,600,  respectively,  during fiscal 1995, and $119,000, $10,000, $10,000,
    $10,000 and $4,500, respectively,  during fiscal 1994, on policies owned by the respective named executive officers; (ii)
    $250,829 for John J. Rigas which  represents  the dollar value of the benefit of the  whole-life  portion of the premiums paid by the Company during fiscal 1996 pursuant to a split-dollar  life insurance  arrangement  projected on an actuarial basis;  (iii)  $22,916  for John J. Rigas which  represents  payments by the  Company  during  fiscal 1996  pursuant to a split-dollar life insurance  arrangement that is attributable to term life insurance  coverage;  and (iv) $750 in Company matching  contributions  for each executive officer under the Company's 401(k) savings plan for each of fiscal 1996, 1995 and 1994.  The amounts  shown above do not include  transactions  between the Company and certain  executive  officers or certain entities which are privately owned in whole or in part by the executive officers named in the table.
    See "Certain Transactions."

    In accordance with an agreement  related to the split-dollar  insurance life  arrangement  referred to above, the Company will be reimbursed  for all premiums paid related to such  arrangement  upon the earlier of death of both the insured and his spouse or termination of the insurance policies related to such arrangement.

(b) Does not include the value of certain non-cash  compensation to the named  individuals which did not exceed the lesser of
    $50,000 or 10% of such individuals' total annual salary shown in the table.


     All of the executive officers are eligible to receive bonuses of Class A Common Stock under the Company's Restricted Stock Bonus Plan, as amended, and options to purchase Class A Common Stock under the Stock Option Plan of 1986, as amended, to be awarded or granted at the discretion of the Bonus Committee (as defined therein) and Option Committee (as defined therein), respectively, subject to certain limitations on the number of shares that may be awarded to each executive officer under each of the Plans. No awards were made under either the Restricted Stock Bonus Plan or the Stock Option Plan of 1986 during fiscal 1996.

Employment Contracts and Termination of Employment

     Each of the named executive officers has an employment agreement with the Company which is automatically renewable each year unless one party gives the other prior notice and which provides among other things for compensation review by the Compensation Committee, the insurance premium payments listed in note
(a)(i) to the Summary Compensation Table above, and benefits. In addition, under such employment agreements, upon termination of such employment for any reason other than "for cause," each of the executive officers will be entitled to receive severance pay equal to three months of their salary plus the amount of insurance premiums payable under such officer's employment agreement which, as of April 1, 1996, in the aggregate in the case of John J. Rigas would be approximately $157,000.

     During fiscal 1996 the Company paid the annual premiums related to a split-dollar life insurance arrangement for joint and survivor life insurance coverage for John J. Rigas and his spouse. Upon the earlier of the death of Mr. Rigas and the death of his spouse or the termination of the arrangement, the Company will recover all of the premiums previously paid by the Company. The compensation related to such arrangement is derived as described in notes
(a)(ii) and (iii) to the Summary Compensation Table above.

 Board of Directors Compensation

     Directors who are not also employees of the Company each receive compensation from the Company for services as a director at a rate of $750 plus reimbursement of expenses for each Board and committee meeting attended. Directors who are employees of the Company do not receive any compensation for services as a director or as a member of Board committees.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, based on information available to the Company as of July 24, 1996, certain information with respect to the beneficial ownership of Class A Common Stock and Class B Common Stock by each director or nominee for director, all executive officers and directors of Adelphia as a group, and each person known to Adelphia to own beneficially more than 5% of such Common Stock. Unless otherwise noted, the individuals have sole voting and investment power. The business address of each such 5% beneficial owner named below, unless otherwise noted, is 5 West Third Street, Coudersport, Pennsylvania 16915.

                                              Shares of           Percent of        Shares of         Percent of
                                               Class A             Class A           Class B           Class B
                                                Common              Common            Common            Common
   Name and Addresses                           Stock               Stock             Stock             Stock
                                             -------------       -------------     -------------     -------------
   John J. Rigas                                 (a)                 (b)            5,883,004(c)            53.8%

   Michael J. Rigas                              (a)                 (b)            1,915,970(c)            17.5%

   Timothy J. Rigas                              (a)                 (b)            1,915,970(c)            17.5%

   James P. Rigas                                (a)                 (b)            1,151,634(c)            10.5%

   Daniel R. Milliard                           1,000                (e)                   --                --

   Perry S. Patterson                           3,250                (f)                   --                --

   Pete J. Metros                                 100                (f)                   --                --

   Dennis P. Coyle                                 --                (f)                   --                --

   All executive officers and directors
     as a group (eight persons)            17,414,485(a)(c)          (b)            10,572,731(c)           96.6%


   Syracuse Hilton Head Holdings, L.P.      2,398,151(g)           15.6%                   --                 --
     5 West Third Street
     Coudersport, Pennsylvania 16915

   Highland Holdings                        4,374,453(h)           28.5%                   --                 --
     5 West Third Street
     Coudersport, Pennsylvania 16915

   Ellen K. Rigas                                 (i)                (j)                371,762(c)           3.4%
     5 West Third Street
     Coudersport, Pennsylvania 16915

   The Capital Group Companies, Inc.        1,652,500(k)           10.8%                    --                --
     333 South Hope Street
     Los Angeles, California 90071

   Telesat Cablevision, Inc.                1,091,399(1)            7.1%                    --                --
     700 Universe Blvd.
     Juno Beach, Florida 33408

- ----------

     (a) The  holders of Class B Common  Stock are  deemed to be  beneficial  owners of an equal  number of shares of Class A
Common Stock because Class B Common Stock is convertible  into Class A Common Stock on a one-to-one  basis. In addition,  the following persons own or have the power to direct the voting of shares of Class A Common Stock in the following amounts: John
J. Rigas,  424,500  shares--64,400  shares directly and 360,100 shares through Syracuse Hilton Head Holdings,  L.P. ("SHHH");
Michael J. Rigas,  193,500 shares--200 shares directly and 193,300 shares through SHHH; Timothy J. Rigas, 193,500 shares--200 shares directly and 193,300 shares through SHHH; James P. Rigas, 193,300 shares indirectly through SHHH. John J. Rigas shares voting  power with his spouse with  respect to 106,300 of such shares held through  SHHH.  Each of John J. Rigas,  Michael J.
Rigas, Timothy J. Rigas and James P. Rigas also share voting and dispositive power with respect to 4,374,453 shares of Class
A Common Stock held by Highland  Holdings,  and 1,458,151  shares of Class A Common Stock held by SHHH. See notes (g) and (h)
below.

     (b) After giving effect to the conversion solely by each individual holder of all of his Class B Common Stock into Class
A Common Stock and including all shares of Class A Common Stock currently held by such  individual  holder or over which such individual  holder has or shares voting or investment  power as disclosed in note (a) above or note (g) below, the percentage of Class A Common Stock owned by John J. Rigas,  Michael J. Rigas,  Timothy J. Rigas and James P. Rigas, and by all executive officers and directors as a group (eight persons),  would be 59.9%,  50.3%,  50.3%, 48.0% and 67.1%,  respectively.  Further, after giving effect to an additional  4,966,540 shares of Class A Common Stock of which John J. Rigas has the right to direct the voting in the election of directors pursuant to the Class B Stockholders  Agreement  discussed in the paragraph following this table (and assuming the parties to such agreement converted their Class B Common Stock into Class A Common Stock), as to all of which additional shares John J. Rigas disclaims beneficial ownership,  the percentage of Class A Common Stock owned by
John J. Rigas would be 67.5%.

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

     (k) According to a Schedule 13G and other information  provided to the Company,  certain  operating  subsidiaries of the named entity have sole dispositive power with respect to all of such shares, and sole voting power with respect to 572,500 of such shares. An operating subsidiary of the named entity, Capital Research and Management Company, exercises sole dispositive power with respect to 1,080,000 of such shares.  Capital Guardian Trust Company and Capital  International,  S.A., which also are operating subsidiaries of the named entity, exercise sole dispositive power and sole voting power with respect to 536,500 and 36,000 of such shares, respectively.

     (l) According to a Schedule 13D, the named entity shares voting and dispositive power over the shares with FPL Group
Capital, Inc., the parent of Telesat Cablevision, Inc., FPL Group, Inc., the parent of FPL Group Capital, Inc., and Cable
L.P. I, Inc. and Telesat Cablevision of South Florida, Inc., subsidiaries of Telesat Cablevision, Inc. Telesat Cablevision,
Inc. is the Company's joint venture partner in Olympus and is also a holder of in excess of five percent of the Company's
Class A Common Stock. The consent of both the Company and Telesat Cablevision, Inc. is required under the Olympus partnership agreement for certain material transactions. Mr. Dennis P. Coyle, is the nominee of Telesat for election to the Board of
Directors of the Company.

- ----------

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

Item 13. Certain Relationships and Related Transactions

Management Services

     During the fiscal year ended March 31, 1996, the Company provided management services for certain cable television systems not owned by the Company, including managed partnerships ("Managed Partnerships") in which John
J. Rigas, Michael J. Rigas, Timothy J. Rigas, James P. Rigas, Daniel R. Milliard and Ellen K. Rigas have varied ownership interests. Ellen K. Rigas is the daughter of John J. Rigas. These services included supervision of technical and business operations, accounting, marketing, programming, purchasing, field engineering and other technical and administrative nonfield services. During these periods, the Managed Partnerships paid the Company five to six percent of system revenues for such services. Other fees were charged by the Company to the Managed Partnerships during these periods for goods and services including mark-ups on the Company's volume purchases of equipment, pay programming and other goods and services. In addition, the Managed Partnerships charged the Company for system and corporate costs during these periods. The net fees and expenses charged by the Company to Managed Partnerships amounted to $3,062,000 for fiscal 1996. The Company believes that these fees were no less favorable than the fees which the Company believes it could obtain in similar transactions with unrelated third parties.

Real Estate

     During fiscal 1996, the Company leased from Dorellenic (a partnership owned principally by the Company's executive officers) certain real estate used in connection with the operations of the Company. The partners of Dorellenic are John J. Rigas, Michael J. Rigas, Timothy J. Rigas, James P. Rigas and Ellen K. Rigas. The leases were for varying terms, generally provided for monthly rental payments equal to fair market value rentals, and were no less favorable than the terms of leases which the Company believes it could obtain from unrelated third parties. The Company pays all operating expenses in connection with the leased property. Real estate rental payments to Dorellenic totaled $127,000 for fiscal 1996.

Equipment Leases

     The Company leases certain operating and support equipment from Dorellenic and a corporation which is wholly owned by members of the Rigas Family, for which it made aggregate lease payments of $560,000 in fiscal 1996. Of these leases, $451,000 in principal amount is capitalized by the Company for financial reporting purposes at March 31, 1996. Such lease payments equal the lessor's borrowing costs or lease payments to unrelated third parties for such equipment. The Company also pays all operating costs incurred with respect to such equipment. These lease arrangements are expected to continue; however, the terms of such leases may be revised in the future to reflect fair market value rates, but will be no less favorable than the terms of the leases which the Company believes it could obtain from unrelated third parties.

Loans to and from Affiliates

     Certain loans to and from the Company by or to affiliates (which do not include Olympus) as of March 31, 1996 are summarized below. Interest is charged on such loans to affiliates at rates which ranged from 7.5% to 15% for the year ended March 31, 1996.

     Total interest income on loans to affiliates, excluding Olympus, aggregated $4,023,000 for fiscal 1996. In addition, net settlement amounts under interest rate swap agreements with the Managed Partnerships, recorded as adjustments to interest expense during the period incurred, increased the Company's interest expense by $826,000 for fiscal 1996.

     Net receivables due from the Managed Partnerships for advances made by the Company for the construction and acquisition of cable television systems and for working capital purposes, including accrued interest thereon, were $39,870,000 at March 31, 1996.

     During fiscal 1996 the Company received net payments on advances of $265,000 from Dorellenic. At March 31, 1996, net receivables from Dorellenic (including accrued interest) were $24,475,000.

     During fiscal 1990 and 1991, the Company loaned an aggregate $255,000 to Daniel R. Milliard and an unaffiliated third party, pursuant to several revolving term and term notes, for capital expenditures and working capital purposes. As of March 31, 1996, the outstanding amount of these loans, which mature in calendar 1996, was $205,000.

     On an end-of-quarter basis, the largest aggregate amount of net outstanding loans and advances receivable from affiliates (directors, executive officers and five-percent shareholders) or entities they control, including John J. Rigas, Michael J. Rigas, Timothy J. Rigas, James P. Rigas, Ellen K. Rigas, Daniel R. Milliard, Dorellenic and/or the Managed Partnerships during fiscal 1996 was $64,550,000 at March 31, 1996.

Co-Borrowing Agreement

     On March 29, 1996, a subsidiary of the Company entered into a $200,000,000 loan agreement with a Managed Partnership and an Olympus subsidiary, as co-borrowers. See "Item 12. Security Ownership of Certain Beneficial Owners and Management."

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

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
(a)(3) Exhibits

Exhibit No.                                 Description

10.33 First Amendment to the Olympus Communications, L.P. Second Amended and Restated Limited Partnership Agreement, dated September 1, 1995 (Filed herewith)

10.34 First Amendment to the Olympus Communications, L.P. Second Amended and Restated Limited Partnership Agreement, dated March 29, 1996
          (Filed herewith)

10.35 Second Amendment to the Olympus Communications, L.P. Second Amended and Restated Limited Partnership Agreement, dated June 27, 1996 (Filed herewith)