Form 10-Q
period 1996-06-30
ADELPHIA COMMUNICATIONS CORP
filed 1996-08-14
CIK 796486

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 X Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1996

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

At August 14, 1996, 15,364,009 shares of Class A Common Stock, par value $0.01, and 10,944,476 shares of Class B Common Stock, par value $0.01 per share, of the registrant were outstanding.




              ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                      INDEX




                                                                                                                   Page Number
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

       Consolidated Balance Sheets - March 31, 1996 and June 30, 1996...................................................3

       Consolidated Statements of Operations - Three Months Ended June 30, 1995
               and 1996.................................................................................................4

       Consolidated Statements of Cash Flows - Three Months Ended June 30, 1995 and 1996................................5

       Notes to Interim Consolidated Financial Statements...............................................................6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
       of Operations....................................................................................................9


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..............................................................................................20

Item 2.  Changes in Securities..........................................................................................20

Item 3.    Defaults Upon Senior Securities..............................................................................20

Item 4.    Submission of Matters to a Vote of Security Holders..........................................................20

Item 5.    Other Information............................................................................................20

Item 6.  Exhibits and Reports on Form 8-K...............................................................................20


SIGNATURES..............................................................................................................21

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

              ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Unaudited)
                  (Dollars in thousands, except share amounts)


                                                                         March 31,                June 30,
ASSETS:                                                                    1996                    1996
                                                                       ------------            ------------
Cable television systems, at cost, net of accumulated depreciation and amortization:
Property, plant and equipment                                          $    560,376            $    594,561
Intangible assets                                                           568,898                 618,134
                                                                       ------------            ------------
Total                                                                     1,129,274               1,212,695

Cash and cash equivalents                                                    10,809                 140,300
Investments                                                                  68,147                  77,464
Preferred equity investment in Managed Partnership                           18,338                  18,338
Subscriber receivables - net                                                 23,803                  24,984
Prepaid expenses and other assets - net                                      52,658                  67,494
Related party investments and receivables - net                              30,894                     177
                                                                       ------------            ------------
Total                                                                  $  1,333,923            $  1,541,452
                                                                       ============            ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY):
Notes payable of subsidiaries to banks and institutions                $  1,224,675            $  1,291,300
12 1/2% Senior Notes due 2002                                               400,000                 400,000
10 1/4% Senior Notes due 2000                                                99,158                  99,198
11 7/8% Senior Debentures due 2004                                          124,502                 124,511
9 7/8% Senior Debentures due 2005                                           128,118                 128,150
9 1/2% Senior Pay-In-Kind Notes due 2004                                    180,357                 180,357
13% Senior Discount Notes of Unrestricted Subsidiary due 2003                   --                  168,620
Other debt                                                                   18,663                  17,320
Accounts payable                                                             66,668                  54,910
Subscriber advance payments and deposits                                     14,706                  13,407
Accrued interest and other liabilities                                       99,106                 112,527
Deferred income taxes                                                       106,209                 106,209
                                                                       ------------            ------------
Total liabilities                                                         2,462,162               2,696,509
                                                                       ------------            ------------

Commitments and contingencies (Note 7)

Stockholders' equity (deficiency):
Class A Common Stock, $.01 par value, 200,000,000 shares
authorized and 15,364,009 shares outstanding                                    154                     154
Class B Common Stock, $.01 par value, 25,000,000 shares
authorized and 10,944,476 shares outstanding                                    109                     109
Additional paid-in capital                                                  214,415                 214,415
Accumulated deficit                                                      (1,342,917)             (1,369,735)
                                                                       ------------            ------------
Total stockholders' equity (deficiency)                                  (1,128,239)             (1,155,057)
                                                                       ------------            ------------
Total                                                                  $  1,333,923            $  1,541,452
                                                                       ============            ============

                       See notes to interim consolidated financial statements.

              ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                (Dollars in thousands, except per share amounts)


                                                      Three Months Ended
                                                           June 30,
                                                       1995         1996
                                                    ----------  -----------

Revenues                                            $   96,921  $   111,011
                                                    ----------  -----------

Operating expenses:
Direct operating and programming                        28,522       33,597
Selling, general and administrative                     16,870       18,638
Depreciation and amortization                           27,624       28,477
                                                    ----------  -----------
Total                                                   73,016       80,712
                                                    ----------  -----------

Operating income                                        23,905       30,299
                                                    ----------  -----------

Other income (expense):
Interest income from affiliates                          3,410        2,049
Priority investment income from
Olympus                                                  5,575        9,817
Interest expense                                       (53,124)     (60,496)
Equity in loss of joint ventures                       (11,054)     (14,647)
Gain on sale of investment                                 --         8,405
                                                    ----------  -----------
Total                                                  (55,193)     (54,872)
                                                    ----------  -----------

Loss before income taxes and extraordinary loss        (31,288)     (24,573)
Income tax benefit (expense)                             1,044         (166)
                                                    ----------  -----------
Loss before extraordinary loss                         (30,244)     (24,739)
Extraordinary loss on early retirement of debt             --        (2,079)
                                                    ----------  -----------
Net loss                                            $  (30,244) $   (26,818)
                                                    ==========  ===========

Loss per weighted average share of common stock
before extraordinary loss                           $    (1.15) $     (0.94)
Extraordinary loss on early retirement of debt             --         (0.08)
                                                    ----------  -----------
Net loss per weighed average share
of common stock                                     $    (1.15) $     (1.02)
                                                    ==========  ===========

Weighted average shares of
common stock outstanding (in thousands)                 26,294       26,308
                                                    ==========  ===========







         See notes to interim consolidated financial statements.


              ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                             (Dollars in thousands)

                                                                   Three Months Ended June 30,
                                                                       1995         1996
                                                                     ---------    ---------
Cash flows from operating activities:
Net loss .........................................................   $ (30,244)   $ (26,818)
Adjustments to reconcile net loss to net cash
  used for operating activities:
Depreciation .....................................................      17,557       18,144
Amortization .....................................................      10,067       10,333
Noncash interest expense .........................................          73        4,996
Equity in loss of joint ventures .................................      11,054       14,647
Gain on sale of investment .......................................          --       (8,405)
Extraordinary loss on early retirement of debt ...................          --        2,079
Decrease in deferred income taxes,
net of effect of acquisitions ....................................      (1,181)          --
Change in operating assets and liabilities, net of effects
of acquisitions:
Subscriber receivables ...........................................        (550)      (1,181)
Prepaid expenses and other assets ................................      (9,080)      (4,714)
Accounts payable .................................................      (2,594)     (11,758)
Subscriber advance payments and deposits .........................      (2,210)      (1,299)
Accrued interest and other liabilities ...........................       4,223        2,136
                                                                     ---------    ---------
Net cash used for operating activities ...........................      (2,885)      (1,840)
                                                                     ---------    ---------

Cash flows from investing activities:
Cable television systems acquired ................................     (17,846)     (84,267)
Expenditures for property, plant and equipment ...................     (26,377)     (24,944)
Amounts invested in and advanced (to) from
Olympus and related parties ......................................     (18,593)      17,854
Investments in other joint ventures ..............................      (4,211)     (14,129)
Proceeds from sale of investment .................................          --       11,618
                                                                     ---------    ---------
Net cash used for investing activities ...........................     (67,027)     (93,868)
                                                                     ---------    ---------

Cash flows from financing activities:
Proceeds from debt ...............................................     102,006      741,771
Repayments of debt ...............................................     (23,621)    (512,957)
Costs associated with debt financing .............................          --      (14,702)
Proceeds from subsidiary's issuance of warrants ..................          --       11,087
                                                                     ---------    ---------
Net cash provided by financing activities ........................      78,385      225,199
                                                                     ---------    ---------

Increase in cash and cash equivalents ............................       8,473      129,491

Cash and cash equivalents, beginning of period ...................       5,045       10,809
                                                                     ---------    ---------

Cash and cash equivalents, end of period .........................   $  13,518    $ 140,300
                                                                     =========    =========

         See notes to interim consolidated financial statements.

===============================================================================
              ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
===============================================================================
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                             (Dollars in thousands)


           The accompanying unaudited interim financial statements of Adelphia Communications Corporation and its majority owned subsidiaries ("Adelphia" or the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission.

           In the opinion of management, all adjustments, consisting of only normal recurring accruals necessary to present fairly the unaudited results of operations for the three months ended June 30, 1995 and 1996, have been included. These interim consolidated financial statements should be read in conjunction with Adelphia's consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended March 31, 1996 ("Annual Report").

1. Significant Events Subsequent to the 1996 Annual Report:

           On April 1, 1996, Adelphia purchased the cable television operations of Cable TV Fund 11-B, Ltd. This CATV system was acquired for $84,267 and served approximately 39,700 subscribers at the acquisition date in the New York counties of Erie and Niagara. The acquisition was financed through a combination of debt proceeds from a $200,000 credit facility in which an Adelphia subsidiary is a co-borrower with an affiliated entity and funds received through the repayment of amounts previously advanced to related entities. These amounts may be reborrowed by the related entities in future periods. The acquisition has been accounted for using the purchase method. Accordingly, the financial results of the acquired operations have been included in the consolidated results of Adelphia effective from the date acquired.

           On April 12, 1996, certain subsidiaries of the Company (collectively, the "Borrowers") entered into a $690,000 financing arrangement consisting of a $540,000 revolving credit facility maturing December 31, 2003 and a $150,000 term loan facility maturing December 31, 2004. Initial borrowings during April 1996 of $483,000 were used primarily to repay existing indebtedness. Interest rates charged are based upon one or more of the following rates at the option of the Borrowers: Eurodollar rate or the greater of the prime rate and the Federal funds rate plus 1/2 of 1% plus a margin of from 0% to 2% depending upon the Borrower's senior funded debt ratio. Interest on outstanding borrowings is generally payable on a quarterly basis. The maximum available under the revolving credit facility is reduced, in increasing quarterly amounts, beginning June 30, 1998 through December 31, 2003. The Borrowers pay a commitment fee of either .375% or .250% per annum (depending upon the Borrower's senior funded debt ratio) of the unused revolving credit facility commitments during the term of the agreement. Borrowings under the term loan facility are payable in installments, in increasing quarterly amounts, commencing June 30, 1998 and ending on December 31, 2004

           On April 15, 1996, an 89% owned subsidiary of the Adelphia, Hyperion Telecommunications, Inc. ("Hyperion"), realized gross proceeds of $175,265 upon issuance of $329,000 aggregate principal amount of 13% Senior Discount Notes (the "Senior Notes") due April 15, 2003 and 329,000 warrants to purchase an aggregate of 613,427 shares of common stock of Hyperion expiring April 1, 2001. Proceeds of $11,087 were allocated to the value of the warrants. If all warrants were exercised, the warrants would represent approximately 5.78% of the common stock of Hyperion on a fully diluted basis. Proceeds, net of discounts, commissions, and other transaction costs were used to repay certain indebtedness to Adelphia, to make loans to certain key Hyperion officers and will be used to fund Hyperion's expansion of its existing markets, to complete construction of new networks and to enter additional markets including related capital expenditures, working capital requirements, operating losses and its investments in joint ventures.

           On May 16, 1996, Hyperion completed the sale of its 15.7% partnership interest in TCG South Florida to Teleport Communications Group Inc. for an aggregate sales price of $11,618 resulting in a pre-tax gain of $8,405. As part of the transaction, Hyperion was released from its covenant not to compete with respect to the South Florida market. Hyperion plans to use the proceeds from the sale to continue to expand and develop its existing markets, complete new networks under construction and enter additional markets.

           On July 12, 1996, Adelphia acquired all of the cable systems of First Carolina Cable TV, L.P. These systems served approximately 34,000 subscribers at the date of acquisition primarily located in Vermont and were purchased for an aggregate price of $48,500. The acquisition will be accounted for using the purchase method. Accordingly, the financial results of the acquired systems will be included in the consolidated results of Adelphia effective with the date acquired.

2.  Notes Payable of Subsidiaries to Banks and Institutions:

           The following updates to June 30, 1996 certain disclosures included in Note 3 to Adelphia's consolidated financial statements contained in the Annual Report:

Commitments for additional borrowings                          $172,000
Weighted average interest rate                                     8.59%
Percentage of principal balance that bears interest at fixed
 rates for at least one year                                         45%


3.  Investments:

        Adelphia's nonconsolidated investments are as follows:
                                                         March 31,    June 30,
                                                            1996        1996
                                                        ----------  ----------
Investments accounted for using the equity method:
Gross investment:
CLEC ventures                                           $   28,754  $   30,175
Page Call, Inc.                                             11,187      12,345
Other                                                          800         980
Cumulative equity in net losses                             (6,814)     (6,935)
                                                        ----------  ----------
Total                                                       33,927      36,565
                                                        ----------  ----------

Investments accounted for using the cost method:
Niagara Frontier Hockey, L.P.                               22,681      28,100
Commonwealth Security, Inc.                                  4,200       4,200
SuperCable                                                   3,171       3,171
Programming ventures                                         2,806       2,891
Mobile Communications                                          680       1,800
Other                                                          682         737
                                                        ----------  ----------
Total                                                       34,220      40,899
                                                        ----------  ----------
Total investments                                       $   68,147  $   77,464
                                                        ==========  ==========


4.  Investments and Related Party Receivables:

        The following table summarizes the investments in and receivables from Olympus and related parties:

                                                          March 31,   June 30,
                                                            1996        1996
                                                        ----------  ----------

Investment in Olympus                                   $  (93,563) $  (94,959)
Amounts due from Olympus                                    59,907      58,706
Amounts due from other related parties - net                64,550      36,430
                                                        ----------  ----------
                                                        $   30,894  $      177
                                                        ==========  ==========


        The investment in Olympus represents a 50% voting interest in such partnership and is being accounted for using the equity method. Summarized unaudited results of operations of Olympus are as follows:

                                                          Six Months Ended
                                                              June 30,
                                                          1995        1996
                                                        -------     --------
Revenues                                                $ 54,212    $ 78,422
Net loss                                                 (12,403)     (6,823)
Net loss of general partners
after priority return requirements                       (57,432)    (39,595)

5. Income Taxes:

           Income tax expense for the three months ended June 30, 1996 was $166, which is comprised entirely of current tax expense.

6. Supplemental Cash Flow Information:

           Cash payments for interest were $48,661 and $50,804 for the three months ended June 30, 1995 and 1996, respectively.

7.  Commitments and Contingencies:

           Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of material commitments and contingencies.

- -------------------------------------------------------------------------------
              ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
- -------------------------------------------------------------------------------
                             (Dollars in thousands)


Item 2.    Management's Discussion and Analysis of Financial Condition and
            Results of Operations

Results of Operations

           Unless otherwise stated, the information contained in this Form 10-Q is as of and for the three months ended June 30, 1996. This Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains certain statements of a forward looking nature relating to future events or the future financial performance of the Company which are of a forward looking nature relating to future events or the future financial performance of the Company which are forward looking statements under Section 21E of the Securities Exchange Act of 1934. Persons reading this Form 10-Q are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, readers should specifically consider the various factors identified in this Form 10-Q, which could cause actual events or results to differ materially from those indicated by such forward looking statements.

           Adelphia Communications Corporation and its subsidiaries ("Adelphia" or the "Company") earned substantially all of its revenues in the three months ended June 30, 1995 and 1996 from monthly subscriber fees for basic, satellite, premium and ancillary services (such as installations and equipment rentals), local and national advertising sales, pay-per-view programming, home shopping networks and competitive local exchange carrier ("CLEC") telecommunications services.

           The changes in Adelphia's operating results for the quarter ended June 30, 1996 compared to the same period of the prior year, were primarily the result of acquisitions, expanding existing cable television operations and the impact of an increase in subscriber rates which became effective October 1, 1995.

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

                                    June 30,         Percent
                               1995         1996     Increase

Homes Passed by Cable
Company Owned Systems       1,355,405    1,488,447       9.8%
Olympus Systems               561,506      637,154      13.5%
Managed Systems               415,734      427,559       2.8%

Total Systems               2,332,645    2,553,160       9.5%


Basic Subscribers
Company Owned Systems         995,054    1,090,181       9.6%
Olympus Systems               336,863      400,718      19.0%
Managed Systems               297,933      305,366       2.5%

Total Systems               1,629,850    1,796,265      10.2%



     Exclusive of acquisitions, basic subscribers grew 3.1%, 4.2% and 2.5% for Company Owned, Olympus and Managed Systems, respectively, during the twelve months ended June 30, 1996.

     The following table is derived from Adelphia's Consolidated Interim Financial Statements that are included in this interim report and sets forth the historical percentage relationship to revenues of the components of operating income contained in such financial statements for the periods indicated.



                                         Three Months Ended
                                              June 30,

                                           1995      1996
                                          ------    ------

Revenues                                  100.0%    100.0%

Operating expenses:
Direct operating and programming           29.4%     30.3%
Selling, general and administrative        17.4%     16.8%


Operating income before depreciation
and amortization                           53.2%     52.9%

Depreciation and amortization              28.5%     25.7%


Operating income                           24.7%     27.2%

           Revenues. Revenues increased approximately 14.5% for the quarter ended June 30, 1996 compared with the quarter ended June 30, 1995.

The increase was attributable to the following:


Acquisitions                               40%
Basic subscriber growth                    12%
Rate increases                             32%
Other                                      16%



           Effective October 1, 1995, certain rate increases related to regulated cable services were implemented in substantially all of the Company's Systems. Other non-cable revenues including strategic service offerings such as paging and CLEC services also had a positive impact on revenues for the quarter ended June 30, 1996. Future rate increases related to certain regulated cable services will become effective in substantially all of the Company's Systems during the quarter ending September 30, 1996.

           Direct Operating and Programming Expenses. Direct operating and programming expenses, which are mainly basic and premium programming costs and technical expenses, increased 17.8% for the quarter ended June 30, 1996 compared with the same quarter of the prior year. Such increase was primarily due to increased operating expenses from acquired systems, increased programming costs and incremental costs associated with increased subscribers. Because of regulatory limitations on the timing and extent to which cost increases may be passed on to customers, operating and programming expenses during the quarter ended June 30, 1996 have increased at a greater magnitude than corresponding revenue increases. As a result of recent FCC regulatory rulemaking decisions, the Company intends to implement a systematic program of rate increases to reverse this trend. Consistent with such a program, the Company will increase rates in most markets, in accordance with FCC guidelines, during the quarter ending September 30, 1996.

           Selling, General and Administrative Expenses. These expenses, which are mainly comprised of costs related to system offices, customer service representatives, and sales and administrative employees, increased 10.5% for the quarter ended June 30, 1996 compared with the same quarter of the prior year. The increase was primarily due to incremental costs associated with acquisitions and subscriber growth. Such expenses decreased as a percentage of revenues compared to the quarter ended June 30, 1995 primarily due to the favorable impact on revenues of the above mentioned October 1, 1995 rate increases.

           Operating Income Before Depreciation and Amortization. Operating income before depreciation and amortization for the quarter ended June 30, 1996 was $58,776 compared to $51,529 for the same quarter of the prior year. The increase is attributable to a combination of acquisitions, an increase in subscriber rates, internal subscriber growth and the expansion of other non-cable revenues, partially offset by increased programming, general and administrative costs.

           Depreciation and Amortization. Depreciation and amortization was higher for the quarter ended June 30, 1996 compared with the same quarter of the prior year primarily due to increased depreciation and amortization related to acquisitions consummated during the years ended March 31, 1995 and 1996 as well as increased capital expenditures made during the past several years.

           Priority Investment Income. Priority investment income is comprised of payments received from Olympus of accrued priority return on the Company's investment in 16.5% preferred limited partner ("PLP") interests in Olympus. Priority investment income increased during the quarter ended June 30, 1996 as compared with the same quarter of the prior year as a result of payment by Olympus of the entire amount of priority return accrued during the quarter ended June 30, 1996.

           EBITDA. EBITDA (earnings before interest, income taxes, depreciation and amortization, equity in loss of joint ventures and other non-cash charges) amounted to $70,642 during the quarter ended June 30, 1996 compared with $60,514 for the same quarter of the prior year. The increase of 16.7% is primarily due to the impact of the acquisition of cable systems and increased priority investment income from Olympus. The impact of acquisitions increased revenues and operating expenses for the quarter ended June 30, 1996 compared with the same quarter of the prior year. While EBITDA is not an alternative to operating income as defined by generally accepted accounting principles, the Company's management believes EBITDA is a meaningful measure of performance as substantially all of the Company's financing agreements contain financial covenants based on EBITDA.

           Interest Expense. Interest expense increased 13.9% for the quarter ended June 30, 1996 compared with the same quarter of the prior year. Interest expense increased due to incremental debt outstanding during the current period and accretion of original issue discount, partially offset by a decrease in the average interest rate on outstanding debt during the current quarter compared with the quarter ended June 30, 1995. Approximately 34% of the increase in interest expense in the quarter ended June 30, 1996 as compared with the same quarter of the prior year was attributable to incremental debt related to acquisitions. Interest expense includes non-cash accretion of original issue discount and non-cash interest expense totaling $73 and $4,996 for the quarters ended June 30, 1995 and 1996, respectively. The increase in non-cash interest for quarter ended June 30, 1996 compared with the same quarter of the prior year is primarily due to the accretion of the original issue discount related to the Hyperion 13% Senior Discount Notes which were issued April 15, 1996 (see "Liquidity and Capital Resources").

           Equity in Loss of Joint Ventures. The equity in loss of joint ventures represents primarily (i) the Company's pro rata share of Olympus' losses and the accretion requirements of Olympus' PLP interests, and (ii) Hyperion's pro-rata share of its less than majority owned partnerships' operating losses. The increase in the loss during the quarter ended June 30, 1996, compared with the same quarter of the prior year, is due to an increase in the Olympus priority return payment and an increase in the losses of certain investments in the CLEC business in which the Company is a less than majority partner partially offset by improved operating performance in the Olympus partnership.

           Gain on Sale of Investment. On May 16, 1996, Hyperion completed the sale of its 15.7% partnership interest in TCG South Florida to Teleport Communications Group Inc. for an aggregate sales price of $11,618 resulting in a pre-tax gain of $8,405. As part of the transaction, Hyperion was released from its covenant not to compete with respect to the South Florida market. Hyperion plans to use the proceeds from the sale to continue to expand and develop its existing markets, complete new networks under construction and enter additional markets.

           Extraordinary Loss on Early Retirement of Debt. During the quarter ended June 30, 1996, certain existing indebtedness was repaid resulting in an extraordinary loss on retirement of debt of $2,079 which primarily represents the write-off of the remaining deferred debt financing costs associated with the debt retired.

           Net Loss. The Company reported net losses of $30,244 and $26,818 for the quarters ended June 30, 1995 and 1996, respectively. The decrease in net loss was due primarily to increased operating income, increased priority investment income from Olympus and the impact of a gain on sale of an equity investment partially offset by an increase in interest expense and an extraordinary loss on early retirement of debt recognized during the current quarter.

Hyperion Telecommunications, Inc.

           An 89% owned unrestricted subsidiary of the Company, Hyperion, together with its subsidiaries owns certain investments in CLEC joint ventures and manages those ventures. Hyperion is an unrestricted subsidiary for purposes of the Company's indentures. On April 15, 1996, Hyperion realized gross proceeds of $175,265 upon issuance of notes and warrants (see "Liquidity and Capital Resources"). Summarized unaudited financial information of Adelphia, Hyperion and Adelphia excluding Hyperion is as follows:

                                                              Adelphia                             Adelphia
                                                              excluding                            excluding
                                    Adelphia    Hyperion      Hyperion     Adelphia    Hyperion    Hyperion

                                             As of June 30, 1995                   As of June 30, 1996

                                   -----------------------------------  -------------------------------------

Total debt                         $2,100,068   $ 41,124    $2,058,944   $2,409,456   $ 194,475    $2,214,981


                                       Three Months Ended June 30, 1995     Three Months Ended June 30, 1996
                                   ------------------------------------  ------------------------------------


Revenues                           $   96,921   $    686    $   96,235   $  111,011   $   1,102    $  109,909

Operating expenses:
Direct operating
and programming                        28,522        628        27,894       33,597         859        32,738
Selling, general and
administrative                         16,870        831        16,039       18,638       1,027        17,611

Operating income
(loss) before
depreciation and
amortization                           51,529       (773)       52,302       58,776        (784)       59,560
Affiliate interest
and priority
investment income                       8,985       --           8,985       11,866        --          11,866



EBITDA (a)                             60,514       (773)       61,287       70,642        (784)       71,426

 (a) Earnings before interest, income taxes, depreciation and amortization, equity in loss of joint ventures and other non-cash charges ("EBITDA"). While EBITDA is not an alternative to operating income as defined by generally accepted accounting principles, the Company's management believes EBITDA is a meaningful measure of performance as substantially all of the Company's financing agreements contain financial covenants based on EBITDA.

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

           Capital expenditures for the quarters ended June 30, 1995 and 1996, were $26,377 and $24,944, respectively. Management expects capital expenditures for the fiscal year ending March 31, 1997 to be somewhat higher than the prior fiscal year due to the further expansion of cable plant rebuilds and due to further expansion by Hyperion.

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

           At June 30, 1996, the Company's total outstanding debt aggregated $2,409,456, which included $949,536 of parent debt, $168,620 of Hyperion debt and $1,291,300 of other subsidiary debt. At June 30, 1996, the Company had an aggregate of $140,300 in cash and cash equivalents, of which approximately $132,000 represents the remaining proceeds of the Hyperion debt to be used in Hyperion's CLEC activities, and $172,000 in unused credit lines with banks, part of which is subject to achieving certain levels of operating performance.

           At June 30, 1996, the Company's unused credit lines were provided by reducing revolving credit facilities whose revolver periods expire December 31, 2004. The Company's weighted average interest rate on notes payable to banks and institutions was approximately 9.04% at June 30, 1995 compared to 8.59% at June 30, 1996. At June 30, 1996, approximately 45% of such debt was subject to fixed interest rates for at least one year under the terms of such debt or applicable interest rate swap agreements.

           Maturities of debt for the four years and nine months after June 30, 1996 are as follows:

Nine months ended March 31, 1997        $    119,361
Year ended March 31, 1998                    177,486
Year ended March 31, 1999                    165,641
Year ended March 31, 2000                     88,183
Year ended March 31, 2001                    196,906

           On April 1, 1996, Adelphia purchased the cable television operations of Cable TV Fund 11-B, Ltd. This CATV system was acquired for $84,267 and served approximately 39,700 subscribers at the acquisition date in the New York counties of Erie and Niagara. The acquisition was financed through a combination of debt proceeds from a $200,000 credit facility in which an Adelphia subsidiary is a co-borrower with an affiliated entity and funds received through the repayment of amounts previously advanced to related entities. These amounts may be reborrowed by the related entities in future periods.

           On April 12, 1996, certain subsidiaries of the Company (collectively, the "Borrowers") entered into a $690,000 financing arrangement consisting of a $540,000 revolving credit facility maturing December 31, 2003 and a $150,000 term loan facility maturing December 31, 2004. Initial borrowings during April 1996 of $483,000 were used primarily to repay existing indebtedness. Interest rates charged are based upon one or more of the following rates at the option of the Borrowers: Eurodollar rate or the greater of the prime rate and the Federal funds rate plus 1/2 of 1% plus a margin of from 0% to 2% depending upon the Borrower's senior funded debt ratio. Interest on outstanding borrowings is generally payable on a quarterly basis. The maximum available under the revolving credit facility is reduced, in increasing quarterly amounts, beginning June 30, 1998 through December 31, 2003. The Borrowers pay a commitment fee of either .375% or .250% per annum (depending upon the Borrower's senior funded debt ratio) of the unused revolving credit facility commitments during the term of the agreement. Borrowings under the term loan facility are payable in installments, in increasing quarterly amounts, commencing June 30, 1998 and ending on December 31, 2004.

           On April 15, 1996, Hyperion realized gross proceeds of $175,265 upon issuance of $329,000 aggregate principal amount of 13% Senior Discount Notes (the "Senior Notes") due April 15, 2003 and 329,000 warrants to purchase an aggregate of 613,427 shares of common stock of Hyperion expiring April 1, 2001. Proceeds of $11,087 were allocated to the value of the warrants. If all warrants were exercised, the warrants would represent approximately 5.78% of the common stock of Hyperion on a fully diluted basis. Proceeds, net of discounts, commissions, and other transaction costs were used to repay certain indebtedness to Adelphia, to make loans to certain key Hyperion officers and will be used to fund Hyperion's expansion of its existing markets, to complete construction of new networks and to enter additional markets including related capital expenditures, working capital requirements, operating losses and its investments in joint ventures.

           On July 12, 1996, Adelphia acquired all of the cable systems of First Carolina Cable TV, L.P. These systems served approximately 34,000 subscribers at the date of acquisition primarily located in Vermont and were purchased for an aggregate price of $48,500.

           The Company plans to continue to explore and consider new commitments, arrangements or transactions to refinance existing debt, increase the Company's liquidity or decrease the Company's leverage. These could include, among other things, the future issuance by Adelphia, or its subsidiaries, of public or private equity or debt and the negotiation of new or amended credit facilities. These could also include entering into acquisitions, joint ventures or other investment or financing activities, although no assurance can be given that any such transactions will be consummated. The Company's ability to borrow under current credit facilities and to enter into refinancings and new financings is limited by covenants contained in Adelphia's indentures and its subsidiaries' credit agreements, including covenants under which the ability to incur indebtedness is, in part, a function of applicable ratios of total debt to cash flow.

           The Company believes that cash and cash equivalents, internally generated funds, borrowings under the existing credit facilities, and future financing sources will be sufficient to meet its short-term and long-term liquidity and capital requirements. Although in the past the Company has been able to refinance its indebtedness or obtain new financing, there can be no assurance that the Company will be able to do so in the future or that the terms of such financings would be favorable.

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

Regulatory and Competitive Matters

           The cable television operations of the Company may be adversely affected by changes and developments in governmental regulation, competitive forces and technology. The cable television industry and the Company are subject to extensive regulation at the federal, state and local levels. The 1992 Cable Act significantly expanded the scope of regulation of certain subscriber rates and a number of other matters in the cable industry, such as mandatory carriage of local broadcast stations and retransmission consent, and increased the administrative costs of complying with such regulations. The FCC has adopted rate regulations that establish, on a system-by-system basis, maximum allowable rates for (i) basic and cable programming services (other than programming offered on a per-channel or per-program basis), based upon a benchmark methodology, and (ii) associated equipment and installation services based upon cost plus a reasonable profit. Under the FCC rules, franchising authorities are authorized to regulate rates for basic services and associated equipment and installation services, and the FCC will regulate rates for regulated cable programming services in response to complaints filed with the agency. The 1996 Act ends FCC regulation of cable programming service tier rates on March 31, 1999.

           The rates generally require a reduction of up to 17 percent from the rates for regulated services in force as of September 30, 1992, adjusted forward for inflation and certain other factors. Rate reductions are not required to the extent that a cable operator at its option elects to use an alternative cost-of-service methodology and shows that rates for basic and cable programming services are reasonable. Refunds with interest will be required to be paid by cable operators who are required to reduce regulated rates. The FCC has reserved the right to reduce or increase the benchmarks it has established. The rate regulations will also limit future increases in regulated rates to an inflation indexed amount plus increases in certain costs such as taxes, franchise fees, costs associated with specific franchise requirements and increased programming costs. Cost-based adjustments to these capped rates can also be made in the event a cable operator adds or deletes channels or completes a significant system rebuild or upgrade. On November 10, 1994, the FCC adopted an alternative method for adjusting the rates charged for a cable programming services tier when new services are added. This will allow cable operators to increase rates by as much as $1.50 over a two year period to reflect the addition of up to six new channels of service on cable programming service tiers. In addition, a new programming tier can be created, the rate for which would not be regulated as long as certain conditions are met, such as not moving services from existing tiers to the new one. Because of the limitation on rate increases for regulated services, future revenue growth from cable services will rely to a much greater extent than has been true in the past on increased revenues from unregulated services and new subscribers than from increases in previously unregulated rates.

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

           A letter of inquiry was received by an Olympus system regarding the implementation of this new method of offering services. Olympus responded in writing to the FCC's inquiry. On November 18, 1994, the Cable Services Bureau of the FCC issued a decision holding that the "CableSelect" program was an evasion of the rate regulations and ordered this package to be treated as a regulated tier. This decision, and all other letters of inquiry decisions, were principally decided on the number of programming services moved from regulated tiers to "a la carte" packages. Adelphia has appealed this decision to the full Commission which affirmed the Cable Service Bureau's decision. Adelphia has sought reconsideration of the decision. On November 18, 1994, the FCC released amended rules under which, on a prospective basis, any a la carte package will be treated as a regulated tier, except for packages involving premium services. An appeal of this decision to the U.S. Court of Appeals for the D.C. Circuit was unsuccessful.

           Certain other cable television companies that utilized a la carte packages have recently reached settlement/resolution with the FCC on this issue. Adelphia believes that in view of this experience with other operators, resolution of these differences is possible, consistent with the terms and conditions of those earlier resolutions. Accordingly, results of operations for the fiscal year ended March 31, 1996 included a $5,300 charge representing management's estimate of the total costs associated with the resolution of this matter. Such costs included, (i) an estimate of credits to be extended to customers in future periods of up to $2,700, (ii) legal and other costs incurred during the fiscal year ended March 31, 1996, and (iii) an estimate of legal and other costs to be incurred associated with the ultimate resolution of this matter. At June 30, 1996, $3,765 of the charge to earnings remained in accrued interest and other liabilities. While Adelphia cannot predict the ultimate outcome or effect of this matter, management of Adelphia does not expect the ultimate outcome of this matter to have a material adverse effect on Adelphia's financial position and results of operations. Also, no assurance can be given as to what other future actions Congress, the FCC or other regulatory authorities may take or the effects thereof on the Company. The Company is currently unable to predict the effect that the amended regulations, future FCC treatment of "a la carte" packages or other future FCC rulemaking proceedings will have on its business and results of operations in future periods.

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

           FCC rules heretofore permitted local telephone companies to offer "video dialtone" service for video programmers, including channel capacity for the carriage of video programming and certain non-common carrier activities such as video processing, billing and collection and joint marketing agreements. New Jersey Bell Telephone Company received authorization on July 18, 1994 to operate a "video dialtone" service in portions of Dover County, New Jersey, in which the Company serves approximately 20,000 subscribers.

           The 1996 Act repealed the prohibition on local exchange telephone companies ("LECs") from providing video programming directly to customers within their local exchange areas other than in rural areas or by specific waiver of FCC rules. The 1996 Act also authorized LECs to operate "open video systems" ("OVS") without obtaining a local cable franchise, although LECs operating such a system can be required to make payments to local governmental bodies in lieu of cable franchise fees. Where demand exceeds capacity, up to two-thirds of the channels on an OVS must be available to programmers unaffiliated with the LEC. The statute states that the OVS scheme supplants the FCC's "video dialtone" rules. The FCC has promulgated rules to implement the OVS concept, and New Jersey Bell will have to convert its video dialtone authorization to an OVS authorization, obtain a cable franchise, or operate as a common carrier.

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

- -------------------------------------------------------------------------------
              ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
- -------------------------------------------------------------------------------



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

     None


Item  6. Exhibits and Reports on Form 8-K

      (a)  Exhibits:

             Exhibit 27.01 Financial Data Schedule (supplied for the information of the Commission).

      (b)  Reports on Form 8-K:

     Form 8-Ks were filed on April 17, June 3 and June 19, 1996, each of which reported information under items 5 and 7 thereof. No financial statements were filed with any of such Form 8-Ks.

- -------------------------------------------------------------------------------
              ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
- -------------------------------------------------------------------------------



                                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ADELPHIA COMMUNICATIONS CORPORATION
                                                    (Registrant)



Date:  August 14, 1996                     By:   /s/ Timothy J. Rigas
                                                     Timothy J. Rigas
                                          Executive Vice President (authorized
                                          officer), Chief Financial Officer and
                                          Treasurer


Date:  August 14, 1996                     By: /s/ Edward E. Babcock, Jr.
                                           Chief Accounting Officer