Form 10-Q
period 1996-09-30
ADELPHIA COMMUNICATIONS CORP
filed 1996-11-14
CIK 796486

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 X Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1996

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

          At November 14, 1996, 15,364,009 shares of Class A Common Stock, par value $0.01, and 10,944,476 shares of Class B Common Stock, par value $0.01, of the registrant were outstanding.

              ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                      INDEX




                                                                    Page Number
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

       Consolidated Balance Sheets - March 31, 1996 and
          September 30, 1996..............................................3

       Consolidated Statements of Operations - Three and
          Six Months Ended September 30, 1995 and 1996....................4

       Consolidated Statements of Cash Flows - Six Months
          Ended September 30, 1995 and 1996...............................5

       Notes to Interim Consolidated Financial Statements.................6

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations............................10


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings...............................................23

Item 2.  Changes in Securities...........................................23

Item 3.    Defaults Upon Senior Securities...............................23

Item 4.    Submission of Matters to a Vote of Security Holders...........23

Item 5.    Other Information.............................................24

Item 6.  Exhibits and Reports on Form 8-K................................24


SIGNATURE................................................................25

                                  PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

              ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Unaudited)
                  (Dollars in thousands, except share amounts)
                             March 31, September 30,
ASSETS:                                                             1996           1996
                                                                -----------    -----------
Cable television systems, at cost, net of accumulated depreciation and amortization:
Property, plant and equipment                                   $   560,376    $   622,295
Intangible assets                                                   568,898        650,400
                                                                -----------    -----------
Total                                                             1,129,274      1,272,695

Cash and cash equivalents                                            10,809        130,412
Investments                                                          68,147         83,589
Preferred equity investment in Managed Partnership                   18,338         18,338
Subscriber receivables - net                                         23,803         27,578
Prepaid expenses and other assets - net                              52,658         69,771
Related party investments and receivables - net                      30,894            930
                                                                -----------    -----------
Total                                                           $ 1,333,923    $ 1,603,313
                                                                ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY):
Notes payable of subsidiaries to banks and institutions         $ 1,224,675    $ 1,348,162
12 1/2% Senior Notes due 2002                                       400,000        400,000
10 1/4% Senior Notes due 2000                                        99,158         99,238
11 7/8% Senior Debentures due 2004                                  124,502        124,520
9 7/8% Senior Debentures due 2005                                   128,118        128,185
9 1/2% Senior Pay-In-Kind Notes due 2004                            180,357        188,923
13% Senior Discount Notes of Unrestricted Subsidiary due 2003            --        174,570
Other debt                                                           18,663         19,581
Accounts payable                                                     66,668         72,475
Subscriber advance payments and deposits                             14,706         16,064
Accrued interest and other liabilities                               99,106        111,063
Deferred income taxes                                               106,209        106,089
                                                                -----------    -----------
Total liabilities                                                 2,462,162      2,788,870
                                                                -----------    -----------

Commitments and contingencies (Note 7)

Stockholders' equity (deficiency):
Class A Common Stock, $.01 par value, 200,000,000 shares
authorized and 15,364,009 shares outstanding                            154            154
Class B Common Stock, $.01 par value, 25,000,000 shares
authorized and 10,944,476 shares outstanding                            109            109
Additional paid-in capital                                          214,415        214,415
Accumulated deficit                                              (1,342,917)    (1,400,235)
                                                                -----------    -----------
Total stockholders' equity (deficiency)                          (1,128,239)    (1,185,557)
                                                                -----------    -----------
Total                                                           $ 1,333,923    $ 1,603,313
                                                                ===========    ===========

See notes to interim consolidated financial statements.


              ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                (Dollars in thousands, except per share amounts)

                                           Three Months Ended         Six Months Ended
                                              September 30,              September 30,
                                         ----------------------    ----------------------
                                              1995         1996         1995         1996
                                         ---------    ---------    ---------    ---------

Revenues                                 $  97,082    $ 117,437    $ 194,003    $ 228,448
                                         ---------    ---------    ---------    ---------

Operating expenses:
Direct operating and programming            29,630       35,864       58,152       69,461
Selling, general and administrative         17,110       20,175       33,980       38,813
Depreciation and amortization               26,165       30,262       53,789       58,739
                                         ---------    ---------    ---------    ---------
Total                                       72,905       86,301      145,921      167,013
                                         ---------    ---------    ---------    ---------

Operating income                            24,177       31,136       48,082       61,435
                                         ---------    ---------    ---------    ---------

Other income (expense):
Interest income from affiliates              3,378        2,163        6,788        4,212
Priority investment income from
Olympus                                      6,575       10,273       12,150       20,090
Interest expense                           (52,754)     (60,969)    (105,878)    (121,465)
Equity in loss of joint ventures            (9,629)     (13,278)     (20,683)     (27,925)
Gain on sale of investment                      --           --           --        8,405
                                         ---------    ---------    ---------    ---------
Total                                      (52,430)     (61,811)    (107,623)    (116,683)
                                         ---------    ---------    ---------    ---------

Loss before income taxes and
extraordinary loss                         (28,253)     (30,675)     (59,541)     (55,248)
Income tax benefit                             195          175        1,239            9
                                         ---------    ---------    ---------    ---------
Loss before extraordinary loss             (28,058)     (30,500)     (58,302)     (55,239)
Extraordinary loss on early retirement
of debt                                         --           --           --       (2,079)
                                         ---------    ---------    ---------    ---------
Net loss                                 $ (28,058)   $ (30,500)   $ (58,302)   $ (57,318)
                                         =========    =========    =========    =========

Loss per weighted average share of
common stock before extraordinary loss   $   (1.07)   $   (1.16)   $   (2.22)   $   (2.10)
Extraordinary loss per weighted average
share of common stock on early
retirement of debt                              --           --           --        (0.08)
                                         ---------    ---------    ---------    ---------
Net loss per weighed average share
of common stock                          $   (1.07)   $   (1.16)   $   (2.22)   $   (2.18)
                                         =========    =========    =========    =========

Weighted average shares of common
stock outstanding (in thousands)            26,308       26,308       26,301       26,308
                                         =========    =========    =========    =========



See notes to interim consolidated financial statements.


              ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                             (Dollars in thousands)
                         Six Months Ended September 30,
                                                         ------------------------------
                                                                  1995         1996
                                                             ---------    ---------
Cash flows from operating activities:
Net loss                                                     $ (58,302)   $ (57,318)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation                                                    33,383       36,337
Amortization                                                    20,406       22,402
Non-cash interest expense                                        7,956       19,596
Equity in loss of joint ventures                                20,683       27,925
Gain on sale of investment                                          --       (8,405)
Extraordinary loss on early retirement of debt                      --        2,079
Decrease in deferred income taxes                               (2,362)        (120)
Change in operating assets and liabilities, net of effects of acquisitions:
Subscriber receivables                                          (1,019)      (3,699)
Prepaid expenses and other assets                              (20,980)      (8,871)
Accounts payable                                                16,096        5,730
Subscriber advance payments and deposits                           242        1,358
Accrued interest and other liabilities                           3,469         (337)
                                                             ---------    ---------
Net cash provided by operating activities                       19,572       36,677
                                                             ---------    ---------

Cash flows from investing activities:
Cable television system acquisitions                           (17,846)    (136,370)
Expenditures for property, plant and equipment                 (51,026)     (54,733)
Amounts invested in and advanced (to) from
Olympus and related parties                                     (3,632)       4,585
Investments in other joint ventures                             (8,808)     (22,399)
Proceeds from sale of investment                                    --       11,618
                                                             ---------    ---------
Net cash used for investing activities                         (81,312)    (197,299)
                                                             ---------    ---------

Cash flows from financing activities:
Proceeds from debt                                             117,319      903,806
Repayments of debt                                             (56,901)    (619,640)
Costs associated with debt financing                                --      (15,028)
Proceeds from subsidiary's issuance of warrants                     --       11,087
                                                             ---------    ---------
Net cash provided by financing activities                       60,418      280,225
                                                             ---------    ---------

(Decrease) increase in cash and cash equivalents                (1,322)     119,603

Cash and cash equivalents, beginning of period                   5,045       10,809
                                                             ---------    ---------

Cash and cash equivalents, end of period                     $   3,723    $ 130,412
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

           In the opinion of management, all adjustments, consisting of only normal recurring accruals necessary to present fairly the unaudited results of operations for the three and six months ended September 30, 1995 and 1996, have been included. These interim consolidated financial statements should be read in conjunction with Adelphia's consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended March 31, 1996 ("1996 Annual Report"). The results of operations for the six months ended September 30, 1996 are not necessarily indicative of the results to be expected for the year ending March 31, 1997.

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

           On April 15, 1996, an 89% owned subsidiary of Adelphia, Hyperion Telecommunications, Inc. ("Hyperion"), realized proceeds, net of discounts, commissions and other transaction costs, of $168,600 upon issuance of $329,000 aggregate principal amount of 13% Senior Discount Notes (the "Hyperion Senior Notes") due April 15, 2003 and 329,000 warrants to purchase an aggregate of 613,427 shares of common stock of Hyperion expiring April 1, 2001. Proceeds of $11,087 were allocated to the value of the warrants. If all warrants were exercised, the warrants would represent approximately 5.78% of the common stock of Hyperion on a fully diluted basis. Proceeds, net of discounts, commissions, and other transaction costs were used to repay certain indebtedness to Adelphia, to make loans to certain key Hyperion officers and will be used to fund Hyperion's expansion of its existing markets, to complete construction of new networks and to enter additional markets, including related capital expenditures, working capital requirements, operating losses and investments in joint ventures.

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

           On July 12, 1996, Adelphia acquired all of the cable systems of First Carolina Cable TV, L.P. These systems served approximately 32,500 subscribers at the date of acquisition primarily located in Vermont and were purchased for an aggregate price of $48,500 in cash. The acquisition has been accounted for using the purchase method. Accordingly, the financial results of the acquired systems have been included in the consolidated results of Adelphia effective from the date acquired.

           On November 12, 1996, Olympus Communications, L.P. ("Olympus") realized proceeds, net of discounts, commissions and other transaction costs, of $195,500 upon issuance of $200,000 aggregate principal amount of 10 5/8% Senior Notes (the "Olympus Senior Notes") due November 15, 2006. Proceeds net of discounts, commissions and other transaction costs were contributed to Olympus' operating subsidiaries which applied such funds to reduce outstanding bank borrowings.

2.  Notes Payable of Subsidiaries to Banks and Institutions:

           The following updates to September 30, 1996 certain disclosures included in Note 3 to Adelphia's consolidated financial statements contained in the 1996 Annual Report:

         Commitments for additional borrowings                          $45,000
         Weighted average interest rate                                   8.20%
         Percentage of principal balance that bears interest
          at fixed rates for at least one year                              32%

3.  Investments:

        Adelphia's nonconsolidated investments are as follows:
                                                         March 31, September 30,
                                                            1996        1996
                                                          --------    --------
      Investments accounted for using the equity method:
      Gross investment:
      CLEC ventures                                        $ 28,754    $ 35,353
      Page Call, Inc.                                        11,187      13,109
      Other                                                     800       1,126
      Cumulative equity in net losses                        (6,814)     (7,735)
                                                           --------    --------
      Total                                                  33,927      41,853
                                                           --------    --------

      Investments accounted for using the cost method:
      Niagara Frontier Hockey, L.P.                          22,681      27,690
      Commonwealth Security, Inc.                             4,200       4,200
      SuperCable ALK International                            3,171       3,171
      Programming ventures                                    2,806       2,903
      Mobile communications                                     680       3,011
      Other                                                     682         761
                                                           --------    --------
      Total                                                  34,220      41,736
                                                           --------    --------
      Total investments                                    $ 68,147    $ 83,589
                                                           ========    ========


4.  Investments and Related Party Receivables:

        The following table summarizes the investments in and receivables from Olympus and other related parties:
                                                         March 31, September 30,
                                                             1996       1996
                                                           --------    --------

      Investment in Olympus                                $(93,563)   $(94,454)
      Amounts due from Olympus                               59,907      62,936
      Amounts due from other related parties - net           64,550      32,448
                                                           --------    --------
                                                           $ 30,894    $    930
                                                           ========    ========

           The investment in Olympus represents a 50% voting interest in such partnership and is being accounted for using the equity method. Summarized unaudited results of operations of Olympus are as follows:

                                                         Nine Months Ended
                                                            September 30,
                                                      ------------------------
                                                          1995         1996
                                                       ---------    ---------
Revenues                                              $  85,376    $ 118,604
Net loss                                                (16,235)      (8,285)
Net loss of general partners after
  priority return requirements                          (61,670)     (57,292)


5. Income Taxes:

           Income tax benefit for the three months ended September 30, 1996 was $175, which is comprised of current tax benefit of $55 and deferred tax benefit of $120. For the six months ended September 30, 1996, the income tax benefit was $9 which is comprised of current tax expense of $111 and a deferred tax benefit of $120.

6. Supplemental Cash Flow Information:

           Cash payments for interest were $98,550 and $97,124 for the six months ended September 30, 1995 and 1996, respectively.

7.  Commitments and Contingencies:

           Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of material commitments and contingencies.

              ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                             (Dollars in thousands)


Item 2.    Management's Discussion and Analysis of Financial Condition and
            Results of Operations

Results of Operations

           Unless otherwise stated, the information contained in this Form 10-Q is as of and for the three and six months ended September 30, 1996. This Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains certain statements of a forward looking nature relating to future events or the future financial performance of the Company which are forward looking statements under Section 21E of the Securities Exchange Act of 1934. Persons reading this Form 10-Q are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, readers should specifically consider the various factors identified in this Form 10-Q, which could cause actual events or results to differ materially from those indicated by such forward looking statements.

           Adelphia Communications Corporation and its subsidiaries ("Adelphia" or the "Company") earned substantially all of its revenues in the six months ended September 30, 1995 and 1996 from monthly subscriber fees for basic, satellite, premium and ancillary services (such as installations and equipment rentals), local and national advertising sales, pay-per-view programming, home shopping networks and competitive local exchange carrier ("CLEC") telecommunications services.

           The changes in Adelphia's operating results for the quarter ended September 30, 1996 compared to the same period of the prior year, were primarily the result of acquisitions, the impact of subscriber rate increases which became effective October 1, 1995 and August 1, 1996 and expanding existing cable television operations.

           The high level of depreciation and amortization associated with the significant number of acquisitions in recent years, the continuing program of upgrading and expansion of systems and interest costs associated with financing activities will continue to have a negative impact on the reported results of operations. Also, significant charges for depreciation, amortization and interest are expected to be incurred in the future by the Olympus joint venture, which will also adversely impact Adelphia's future results of operations. Adelphia expects to report net losses for the next several years.

           The following tables set forth certain cable television system data for the periods indicated for Company Owned, Olympus and Managed Systems (collectively, the "Systems"). The "Olympus Systems" are systems currently owned by the Olympus joint venture. The "Managed Systems" are affiliated systems managed by Adelphia.


                              September 30,
                       -------------------------   Percent
                          1995            1996     Increase
                       ---------       ---------   --------
Homes Passed by Cable
Company Owned Systems  1,357,417       1,541,103     13.5%
Olympus Systems          561,037         642,313     14.5%
Managed Systems          415,558         428,945      3.2%
                       ---------       ---------   -------
Total Systems          2,334,012       2,612,361     11.9%
                       =========       =========   =======

Basic Subscribers
Company Owned Systems  1,000,255       1,131,218     13.1%
Olympus Systems          337,487         402,102     19.1%
Managed Systems          304,297         309,743      1.8%
                       ---------       ---------   -------
Total Systems          1,642,039       1,843,063     12.2%
                       =========       =========   =======


           Exclusive of acquisitions, basic subscribers grew 1.5%, 3.8% and 1.8% for Company Owned, Olympus and Managed Systems, respectively, during the twelve months ended September 30, 1996.

           The following table is derived from Adelphia's Consolidated Interim Financial Statements that are included in this interim report and sets forth the historical percentage relationship to revenues of the components of operating income contained in such financial statements for the periods indicated.

                                     Three Months Ended    Six Months Ended
                                         September 30,       September 30,
                                     -----------------   -------------------
                                        1995      1996      1995      1996
                                       ------    ------    ------    ------

Revenues                                100.0%    100.0%    100.0%    100.0%

Operating expenses:
Direct operating and programming         30.5%     30.5%     30.0%     30.4%
Selling, general and administrative      17.6%     17.2%     17.5%     17.0%
                                        ------    ------    ------    ------

Operating income before
depreciation and amortization            51.9%     52.3%     52.5%     52.6%

Depreciation and amortization            27.0%     25.8%     27.7%     25.7%
                                        ------    ------    ------    ------

Operating income                         24.9%     26.5%     24.8%     26.9%
                                        ======    ======    ======    ======



           Revenues. Revenues increased approximately 21.0% and 17.8% , respectively, for the three and six month periods ended September 30, 1996 compared with the same periods of the prior year. The increase was attributable to the following:

                                  Three        Six
                                  Months      Months
                                  Ended        Ended
                                 Sept. 30,   Sept. 30,
                                  1996         1996
                                 -------------------
Acquisitions                       42%          41%
Rate increases                     41%          37%
Basic subscriber growth             4%           7%
Other                              13%          15%


           Certain rate increases related to regulated cable services were implemented in substantially all of the Company's Systems on October 1, 1995 and on August 1, 1996. Other non-cable revenues, including strategic service offerings such as paging and CLEC services, also had a positive impact on revenues for the quarter ended September 30, 1996. The Company expects to implement rate increases related to certain regulated cable services in substantially all of the Company's Systems during the next fiscal year.

           Direct Operating and Programming Expenses. Direct operating and programming expenses, which are mainly basic and premium programming costs and technical expenses, increased 21.0% and 19.4% for the three and six month periods ended September 30, 1996 compared with the same periods of the prior year. Such increases were primarily due to increased operating expenses from acquired systems and increased programming costs. Because of regulatory limitations on the timing and extent to which cost increases may be passed on to customers, operating and programming expenses during the six month period ended September 30, 1996 have increased at a greater magnitude than corresponding revenue increases. As a result of recent FCC regulatory rulemaking decisions, the Company intends to implement a systematic program of rate increases to reverse this trend. Consistent with such a program, the Company increased rates in most markets, in accordance with FCC guidelines, effective August 1, 1996.

           Selling, General and Administrative Expenses. These expenses, which are mainly comprised of costs related to system offices, customer service representatives, and sales and administrative employees, increased 17.9% and 14.2% for the three and six month periods ended September 30, 1996 compared with the same periods of the prior year. The increase was primarily due to incremental costs associated with acquisitions and revenue growth. Such expenses declined as a percentage of revenues compared to the three and six month periods ended September 30, 1995 primarily due to the favorable impact on revenues of the above mentioned October 1, 1995 and August 1, 1996 rate increases.

           Operating Income Before Depreciation and Amortization. Operating income before depreciation and amortization increased 22.0% and 18.0% for the three and six month periods ended September 30, 1996 compared with the same periods of the prior year. The increase is attributable to a combination of acquisitions, an increase in subscriber rates and the expansion of other non-cable revenues, partially offset by increased programming, general and administrative expenses.

           Depreciation and Amortization. Depreciation and amortization was higher for the three and six month periods ended September 30, 1996 compared with the same quarter of the prior year primarily due to increased depreciation and amortization related to acquisitions consummated since January 1, 1996.

           Priority Investment Income. Priority investment income is comprised of payments received from Olympus of accrued priority return on the Company's investment in 16.5% preferred limited partner ("PLP") interests in Olympus. Priority investment income increased during the three and six month periods ended September 30, 1996 as compared with the same periods of the prior year as a result of payment by Olympus of the entire amount of priority return accrued during such periods.

           EBITDA. EBITDA (earnings before interest expense, income taxes, depreciation and amortization, equity in loss of joint ventures and other non-cash charges) increased 22.5% and 19.6% for the three and six month periods ended September 30, 1996 compared with the same periods of the prior year. The increase is primarily due to the favorable impact of the acquisition of cable systems, subscriber rate increases and increased priority investment income from Olympus. The impact of acquisitions increased revenues and, to a lesser extent, operating expenses for the three and six months ended September 30, 1996 compared with the same periods of the prior year. While EBITDA is not an alternative to operating income as defined by generally accepted accounting principles, the Company's management believes EBITDA is a meaningful measure of performance as substantially all of the Company's financing agreements contain financial covenants based on EBITDA.

           Interest Expense. Interest expense increased 15.6% and 14.7% for the three and six month periods ended September 30, 1996 compared with the same periods of the prior year. Interest expense increased due to incremental debt outstanding during the current period and accretion of original issue discount, partially offset by a decrease in the average interest rate on outstanding debt during the current three and six month periods compared with the three and six month periods ended September 30, 1995. Approximately 42% and 33% of the increase in interest expense for the three and six month periods ended September 30, 1996 as compared with the same period of the prior year was attributable to incremental debt related to acquisitions. The remaining increase is primarily due to increases in non-cash accretion of original issue discount and non-cash interest expense totaling $14,600 and $19,596 for the three and six month periods ended September 30, 1996 compared with $7,883 and $7,956 for the three and six month periods of the prior year. The increase in non-cash interest for three and six month periods ended September 30, 1996 compared with the same periods of the prior year is primarily due to the accretion of the original issue discount related to the Hyperion 13% Senior Discount Notes which were issued April 15, 1996 (see "Liquidity and Capital Resources").

           Equity in Loss of Joint Ventures. The equity in loss of joint ventures represents primarily (i) the Company's pro rata share of Olympus' losses and the accretion requirements of Olympus' PLP interests, and (ii) Hyperion's pro-rata share of its less than majority owned partnerships' operating losses. The increase in the loss during the three and six month periods ended September 30, 1996, compared with the same periods of the prior year, is due to an increase in the Olympus priority return and an increase in the losses of certain investments in the CLEC business in which the Company is a less than majority partner partially offset by improved operating performance in the Olympus partnership.

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

           Extraordinary Loss on Early Retirement of Debt. During the six months ended September 30, 1996, certain existing indebtedness was repaid resulting in an extraordinary loss on retirement of debt of $2,079 which primarily represents the write-off of the remaining deferred debt financing costs associated with the debt retired.

           Net Loss. The Company reported net losses of $28,058 and $30,500 for the quarters ended September 30, 1995 and 1996, respectively. The increase in net loss during the current quarter was due primarily to increased interest expense and equity in loss of joint ventures partially offset by increased operating income and increased priority investment income from Olympus. Net losses of $58,302 and $57,318 were reported for the six month periods ended September 30, 1995 and 1996. respectively. The decrease in net loss for the current six month period was due primarily to increased operating income, increased priority investment income from Olympus and the impact of a gain on sale of an equity investment recognized during the quarter ended June 30, 1996, partially offset by increased interest expense, increased equity in loss of joint ventures and an extraordinary loss on early retirement of debt recognized during the quarter ended June 30, 1996.

Hyperion Telecommunications, Inc.

           An 89% owned unrestricted subsidiary of the Company, Hyperion, together with its subsidiaries, owns certain investments in CLEC joint ventures and manages those ventures. Hyperion is an unrestricted subsidiary for purposes of the Company's indentures. On April 15, 1996, Hyperion realized net proceeds of $168,600 upon issuance of notes and warrants (see "Liquidity and Capital Resources"). For further information regarding Hyperion, which also files reports pursuant to the Securities Exchange Act of 1934, see Hyperion's Form 10-Q for the quarterly period ended September 30, 1996.

           Summarized unaudited financial information of Adelphia, Hyperion and Adelphia excluding Hyperion is as follows:


                                                                    Adelphia                                             Adelphia
                                                                    excluding                                            excluding
                                 Adelphia          Hyperion         Hyperion             Adelphia         Hyperion       Hyperion
                            ---------------------------------------------------      -----------------------------------------------

                                          As of September 30, 1995                                 As of September 30, 1996
                            ---------------------------------------------------      -----------------------------------------------

Total debt                  $   2,090,815   $        44,128    $     2,046,687       $  2,483,179     $   201,699     $   2,281,480



                                             Three Months Ended                                       Three Months Ended
                                             September 30, 1995                                       September 30, 1996
                            ---------------------------------------------------      -----------------------------------------------
Revenues                    $      97,082   $           612    $        96,470       $    117,437     $     1,175      $    116,262
Operating expenses:
  Direct operating
    and programming                29,630               613             29,017             35,864             728            35,136
  Selling, general and
    administrative                 17,110               278             16,832             20,175           1,164            19,011
                            ---------------------------------------------------      -----------------------------------------------
Operating income
  (loss) before
  depreciation and
  amortization                     50,342              (279)            50,621             61,398            (717)           62,115
Affiliate interest
  and priority
  investment income                9,953                 --              9,953             12,436              --            12,439
                            ---------------------------------------------------      -----------------------------------------------


EBITDA (a)                        60,295               (279)            60,574             73,834            (717)           74,551

Interest expense                 (52,754)            (1,372)           (51,382)           (60,969)         (7,108)          (53,861)

Capital expenditures              24,649              1,946             22,703             29,789           8,862            20,927










                                                                    Adelphia                                             Adelphia
                                                                    excluding                                            excluding
                                 Adelphia          Hyperion         Hyperion             Adelphia         Hyperion       Hyperion
                               ------------------------------------------------       ----------------------------------------------

                                                 Six Months Ended                                         Six Months Ended
                                                September 30, 1995                                       September 30, 1996
                               ------------------------------------------------       ----------------------------------------------

Revenues                    $     194,003   $         1,298    $       192,705       $    228,448     $     2,277      $    226,171
Operating expenses:
  Direct operating
    and programming                58,152             1,241             56,911             69,461           1,587            67,874
  Selling, general and
    administrative                 33,980             1,365             32,615             38,813           2,191            36,622
                               ------------------------------------------------       ----------------------------------------------
Operating income
  (loss) before
  depreciation and
  amortization                    101,871            (1,308)           103,179            120,174          (1,501)          121,675
Affiliate interest
  and priority
  investment income                18,938                --             18,938              24,302             --            24,302
                               ------------------------------------------------       ----------------------------------------------


EBITDA (a)                        120,809            (1,308)           122,117             144,476         (1,501)          145,977

Interest expense                 (105,878)           (2,700)          (103,178)           (121,465)       (13,277)         (108,188)

Capital expenditures               51,026             3,316             47,710              54,733         10,680            44,053


a) Earnings before interest expense, income taxes, depreciation and amortization, equity in loss of joint ventures and other non-cash charges ("EBITDA"). While EBITDA is not an alternative to operating income as defined by generally accepted accounting principles, the Company's management believes EBITDA is a meaningful measure of performance as substantially all of the Company's financing agreements contain financial covenants based on EBITDA.

Liquidity and Capital Resources

           The cable television and telecommunication businesses are capital intensive and typically require continual financing for the construction, modernization, maintenance, expansion, and acquisition of cable systems and other telecommunications infrastructure. The Company historically has committed significant capital resources for these purposes and for investments in Olympus and other affiliates and entities. These expenditures were funded through long-term borrowings and, to a lesser extent, internally generated funds. The Company's ability to generate cash to meet its future needs will depend generally on its results of operations and the continued availability of external financing.

           In most of its recent upgrades, the Company has utilized a Modified Passive Network Architecture ("MPNA") which utilizes fiber optic cable as an alternative to the coaxial cable that historically has been used to distribute cable signals to the subscriber's home. The MPNA design deploys on average one fiber node for every two miles of fiber optic cable or approximately one fiber node for every 180 homes passed. The Company believes this compares favorably with current industry averages. This deep penetration of fiber optic cable into the Systems' networks has the advantages of providing increased reliability to customers, improved bandwidth, and easier implementation of the return path plant capabilities. This will position the Company to offer additional video programming services, to utilize the expanded bandwidth potential of digital compression technology and to meet the anticipated transmission requirements for high-definition television, digital television, high-speed data and telephone services.

           Capital expenditures for the six months ended September 30, 1995 and 1996, were $51,026 and $54,733, respectively. Management expects capital expenditures for the fiscal year ending March 31, 1997 to be somewhat higher than the prior fiscal year due to the further expansion of cable plant rebuilds and due to further expansion by Hyperion.

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

           The Company's financing strategy has been to maintain its public long-term debt primarily at the parent holding company level while the Company's consolidated subsidiaries have their own senior and subordinated credit arrangements with banks and insurance companies. Public indentures and subsidiary credit agreements of the Company and its subsidiaries contain covenants that, among other things, require the maintenance of certain financial ratios (including compliance with certain debt to cash flow ratios in order to incur additional indebtedness); place limitations on borrowings, investments, affiliate transactions, dividends and distributions; and contain certain cross default provisions relating to Adelphia or its subsidiaries.

           At September 30, 1996, the Company's total outstanding debt aggregated $2,483,179 which included $940,866 of parent debt, and $1,542,313 of subsidiary debt. In addition, the Company had an aggregate of $130,412 in cash and cash equivalents, and $45,000 in unused credit lines with banks, part of which is subject to achieving certain levels of operating performance.

           At September 30, 1996, the Company's unused credit lines were provided by reducing revolving credit facilities whose revolver periods expire December 31, 2004. The Company's weighted average interest rate on notes payable to banks and institutions was approximately 8.95% at September 30, 1995 compared to 8.20% at September 30, 1996. At September 30, 1996, approximately 32% of such debt was subject to fixed interest rates for at least one year under the terms of such debt or applicable interest rate swap agreements.

           Maturities of debt for the four years and six months after September 30, 1996 are as follows:

Six months ended March 31, 1997       $ 13,576
Year ended March 31, 1998              177,486
Year ended March 31, 1999              220,641
Year ended March 31, 2000              142,183
Year ended March 31, 2001              250,906

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

           On April 15, 1996, Hyperion realized proceeds, net of discounts, commissions and other transaction costs, of $168,600 upon issuance of $329,000 aggregate principal amount of 13% Senior Discount Notes (the "Hyperion Senior Notes") due April 15, 2003 and 329,000 warrants to purchase an aggregate of 613,427 shares of common stock of Hyperion expiring April 1, 2001. Proceeds of $11,087 were allocated to the value of the warrants. If all warrants were exercised, the warrants would represent approximately 5.78% of the common stock of Hyperion on a fully diluted basis. Proceeds, net of discounts, commissions, and other transaction costs, were used to repay certain indebtedness to Adelphia, to make loans to certain key Hyperion officers and will be used to fund Hyperion's expansion of its existing markets, to complete construction of new networks and to enter additional markets, including related capital expenditures, working capital requirements, operating losses and investments in joint ventures.

           On July 12, 1996, Adelphia acquired all of the cable systems of First Carolina Cable TV, L.P. These systems served approximately 32,500 subscribers at the date of acquisition primarily located in Vermont and were purchased for an aggregate price of $48,500.

           On November 12, 1996, Olympus realized proceeds, net of discounts, commissions and other transaction costs, of $195,500 upon issuance of $200,000 aggregate principal amount of 10 5/8% Senior Notes (the "Olympus Senior Notes") due November 15, 2006. Proceeds, net of discounts, commissions and other transaction costs, were contributed to Olympus' operating subsidiaries which applied such funds to reduce outstanding bank borrowings.

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

Regulatory and Competitive Matters

           The cable television operations of the Company may be adversely affected by changes and developments in governmental regulation, competitive forces and technology. The cable television industry and the Company are subject to extensive regulation at the federal, state and local levels. The 1992 Cable Act significantly expanded the scope of regulation of certain subscriber rates and a number of other matters in the cable industry, such as mandatory carriage of local broadcast stations and retransmission consent, and increased the administrative costs of complying with such regulations. The FCC has adopted rate regulations that establish, on a system-by-system basis, maximum allowable rates for (i) basic and cable programming services (other than programming offered on a per-channel or per-program basis), based upon a benchmark methodology, and (ii) associated equipment and installation services based upon cost plus a reasonable profit. Under the FCC rules, franchising authorities are authorized to regulate rates for basic services and associated equipment and installation services, and the FCC will regulate rates for regulated cable programming services in response to complaints filed with the agency. The Telecommunications Act of 1996 (the "1996 Act") ends FCC regulation of cable programming service tier rates on March 31, 1999.

           Rates for basic and cable programming services are set pursuant to a benchmark formula. Alternatively, a cable operator may elect to use a cost-of-service methodology to show that rates for basic and cable programming services are reasonable. Refunds with interest will be required to be paid by cable operators who are required to reduce regulated rates. The FCC has reserved the right to reduce or increase the benchmarks it has established. The rate regulations also limit increases in regulated rates to an inflation indexed amount plus increases in certain costs such as taxes, franchise fees, costs associated with specific franchise requirements and increased programming costs. Cost-based adjustments to these capped rates can also be made in the event a cable operator adds or deletes channels or completes a significant system rebuild or upgrade. On November 10, 1994, the FCC adopted an alternative method for adjusting the rates charged for a cable programming services tier when new services are added. This has allowed cable operators to increase rates by as much as $1.50 over a two year period to reflect the addition of up to six new channels of service on cable programming service tiers. In addition, a new programming tier can be created, the rate for which would not be regulated as long as certain conditions are met, such as not moving services from existing tiers to the new one. Because of the limitation on rate increases for regulated services, future revenue growth from cable services will rely to a much greater extent than has been true in the past on increased revenues from unregulated services and new subscribers than from increases in previously unregulated rates.

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

           Certain other cable television companies that utilized a la carte packages have recently reached settlement/resolution with the FCC on this issue. Adelphia has discussed such a settlement with the Cable Services Bureau of the FCC and a proposed settlement of all outstanding rate proceedings, including "a la carte" packages, has been made available for public comment by the FCC. Accordingly, results of operations for the fiscal year ended March 31, 1996 included a $5,300 charge representing management's estimate of the total costs associated with the resolution of this matter. Such costs included, (i) an estimate of credits to be extended to customers in future periods of up to $2,700, (ii) legal and other costs incurred during the fiscal year ended March 31, 1996, and (iii) an estimate of legal and other costs to be incurred associated with the ultimate resolution of this matter. At September 30, 1996, $3,641 of the charge to earnings remained in accrued interest and other liabilities. While Adelphia cannot predict the ultimate outcome or effect of this matter, management of Adelphia does not expect the ultimate outcome of this matter to have a material adverse effect on Adelphia's financial position and results of operations. Also, no assurance can be given as to what other future actions Congress, the FCC or other regulatory authorities may take or the effects thereof on the Company. The Company is currently unable to predict the effect that the amended regulations, future FCC treatment of "a la carte" packages or other future FCC rulemaking proceedings will have on its business and results of operations in future periods.

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

           The 1996 Act repealed the prohibition on local exchange telephone companies ("LECs") from providing video programming directly to customers within their local exchange areas other than in rural areas or by specific waiver of FCC rules. The 1996 Act also authorized LECs to operate "open video systems" ("OVS") without obtaining a local cable franchise, although LECs operating such a system can be required to make payments to local governmental bodies in lieu of cable franchise fees. Where demand exceeds capacity, up to two-thirds of the channels on an OVS must be available to programmers unaffiliated with the LEC. The statute states that the OVS scheme supplants the FCC's "video dialtone" rules. The FCC has promulgated rules to implement the OVS concept, and New Jersey Bell has applied to convert its video dialtone authorization to an OVS authorization.

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

              ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                           PART II - OTHER INFORMATION



Item 1.  Legal Proceedings

                     None

Item 2.  Changes in Securities

                     None

Item 3.  Defaults Upon Senior Securities

                     None

Item 4.  Submission of Matters to a Vote of Security Holders

           The annual meeting of the stockholders of the Company was held on September 20, 1996. Stockholders entitled to vote a total of 122,665,590 votes out of 124,808,769 votes attributable to all shares of the Company's outstanding capital stock were represented at the meeting either in person or by proxy. At such meeting, (a) one director (the "Class A Director") was elected by vote of the holders of Class A Common Stock voting as a separate class and (b) seven directors, ("Class A and B Directors") were elected by vote of the holders of Class A Common Stock and the holders of Class B Common Stock voting together. The stockholder voting results are as follows:


                                       Class of                                Broker
                                        Stock       Vote for     Withheld     Non-Votes
(a)  Class A Director Elected

Perry S. Patterson                     Class A     13,220,830     94,294          --

(b) Class A and B Directors Elected

John J. Rigas                          Class A     13,220,830     94,294          --
Class B                                           109,444,760         --          --

Michael J. Rigas                       Class A     13,220,830     94,294          --
Class B                                           109,444,760         --          --

Timothy J. Rigas                       Class A     13,221,330     94,294          --
Class B                                           109,444,760         --          --

James P. Rigas                         Class A     13,220,830     94,294          --
Class B                                           109,444,760         --          --


                                       Class of                                Broker
                                        Stock      Vote for      Withheld     Non-Votes

Daniel R. Milliard                     Class A     13,220,830     94,294          --
Class B                                           109,444,760         --          --

Pete J. Metros                         Class A     13,220,830     94,294          --
Class B                                           109,444,760         --          --

Dennis P. Coyle                        Class A     13,220,830     94,294          --
Class B                                           109,444,760         --          --


Item 5.  Other Information

           None


Item  6. Exhibits and Reports on Form 8-K

      (a)  Exhibits:

             Exhibit 4.7 First Supplemental Indenture, dated as of September 11, 1996, between Hyperion Telecommunications, Inc. and Bank of Montreal Trust Company (Incorporated herein by reference is Exhibit 4.2 of Hyperion Telecommunications, Inc.'s Registration Statement No. 333-13663 on Form S-1.)

             Exhibit 4.8 Form of 13% Hyperion Telecommunications, Inc. Senior Discount Note (Incorporation herein by reference is Exhibit 4.3 to Hyperion Telecommunications Inc.'s Registration Statement No. 333-13663 on Form S-1.)

             Exhibit 10.48 Hyperion Telecommunications, Inc. Long-Term Compensation Plan (Incorporated herein by reference is Exhibit 10.17 to Hyperion Telecommunications Inc.'s Registration Statement No. 333-13663 on Form S-1.)

             Exhibit 27.01 Financial Data Schedule (supplied for the information of the Commission).

      (b)  Reports on Form 8-K:

             Form 8-Ks were filed on October 29 and November 13, 1996 which reported information under items 5 and 7 thereof. No financial statements were filed.

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


                                           ADELPHIA COMMUNICATIONS CORPORATION
                                          (Registrant)



Date:  November 14, 1996                   By:   /s/ Timothy J. Rigas
                                                  Timothy J. Rigas
                                                  Executive Vice President
                                                  (authorized officer), Chief
                                                  Financial Officer, Treasurer
                                                  and Chief Accounting Officer