Form 10-Q
period 1996-12-31
ADELPHIA COMMUNICATIONS CORP
filed 1997-02-14
CIK 796486

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

    X    Quarterly Report under Section 13 or 15(d) of the Securities Exchange
              Act of 1934

                For the quarterly period ended December 31, 1996

____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______________ to _____________

                         Commission File Number: 0-16014


                       ADELPHIA COMMUNICATIONS CORPORATION
             (Exact name of registrant as specified in its charter)



              Delaware                                 23-2417713
     (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)              Identification No.)


                        Main at Water Street
                        Coudersport, PA        16915-1141
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

          At February 14, 1997, 16,130,880 shares of Class A Common Stock, par value $0.01, and 10,944,476 shares of Class B Common Stock, par value $0.01 per share, of the registrant were outstanding.







                      ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                              INDEX




                                                                                           Page Number
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

       Consolidated Balance Sheets - March 31, 1996 and December 31, 1996........................3

       Consolidated Statements of Operations - Three and Nine Months Ended
           December 31, 1995 and 1996............................................................4

       Consolidated Statements of Cash Flows - Nine Months Ended December 31, 1995
           and 1996..............................................................................5

       Notes to Interim Consolidated Financial Statements........................................6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
       of Operations............................................................................10


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings......................................................................22

Item 2.  Changes in Securities..................................................................22

Item 3.  Defaults Upon Senior Securities........................................................22

Item 4.  Submission of Matters to a Vote of Security Holders....................................22

Item 5.  Other Information......................................................................22

Item 6.  Exhibits and Reports on Form 8-K.......................................................22


SIGNATURE.......................................................................................23


                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

              ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Unaudited)
                  (Dollars in thousands, except share amounts)

                                                                  March 31,    December 31,
ASSETS:                                                             1996           1996
                                                                -----------    -----------
Cable television systems, at cost, net of accumulated depreciation and amortization:
Property, plant and equipment                                   $   560,376    $   636,077
Intangible assets                                                   568,898        642,348
                                                                -----------    -----------
Total                                                             1,129,274      1,278,425

Cash and cash equivalents                                            10,809        105,652
Investments                                                          68,147         95,774
Preferred equity investment in Managed Partnership                   18,338         18,338
Subscriber receivables - net                                         23,803         30,345
Prepaid expenses and other assets - net                              52,658         70,821
Related party receivables - net                                      64,550         28,789
                                                                -----------    -----------
Total                                                           $ 1,367,579    $ 1,628,144
                                                                ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY):
Notes payable of subsidiaries to banks and institutions         $ 1,224,675    $ 1,347,162
12 1/2% Senior Notes due 2002                                       400,000        400,000
10 1/4% Senior Notes due 2000                                        99,158         99,280
11 7/8% Senior Debentures due 2004                                  124,502        124,529
9 7/8% Senior Debentures due 2005                                   128,118        128,219
9 1/2% Senior Pay-In-Kind Notes due 2004                            180,357        188,923
13% Senior Discount Notes of Unrestricted Subsidiary due 2003            --        180,828
Other debt                                                           18,663         19,178
Accounts payable                                                     66,668         84,861
Subscriber advance payments and deposits                             14,706         15,158
Accrued interest and other liabilities                               99,106        110,696
Deferred income taxes                                               106,209        106,026
                                                                -----------    -----------
Total liabilities                                                 2,462,162      2,804,860
                                                                -----------    -----------

Cumulative equity in loss over investment in and amounts
due from Olympus                                                     33,656         41,661
                                                                -----------    -----------

Commitments and contingencies (Note 7)

Stockholders' equity (deficiency):
Class A Common Stock, $.01 par value, 200,000,000 shares
authorized and 15,364,009 shares outstanding                            154            154
Class B Common Stock, $.01 par value, 25,000,000 shares
authorized and 10,944,476 shares outstanding                            109            109
Additional paid-in capital                                          214,415        214,415
Accumulated deficit                                              (1,342,917)    (1,433,055)
                                                                -----------    -----------
Total stockholders' equity (deficiency)                          (1,128,239)    (1,218,377)
                                                                -----------    -----------
Total                                                           $ 1,367,579    $ 1,628,144
                                                                ===========    ===========

             See notes to interim consolidated financial statements.


               ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                (Dollars in thousands, except per share amounts)

                                          Three Months Ended        Nine Months Ended
                                              December 31,             December 31,
                                        ------------------------  ------------------------
                                            1995         1996         1995         1996
                                         ---------    ---------    ---------    ---------

Revenues                                 $ 102,457    $ 122,127    $ 296,460    $ 350,575
                                         ---------    ---------    ---------    ---------

Operating expenses:
Direct operating and programming            32,066       39,005       90,218      108,466
Selling, general and administrative         16,981       22,319       50,961       61,132
Depreciation and amortization               25,679       30,813       79,468       89,552
                                         ---------    ---------    ---------    ---------
Total                                       74,726       92,137      220,647      259,150
                                         ---------    ---------    ---------    ---------

Operating income                            27,731       29,990       75,813       91,425
                                         ---------    ---------    ---------    ---------

Other income (expense):
Interest income from affiliates              2,087        2,098        8,875        6,310
Priority investment income from
Olympus                                      6,575       10,542       18,725       30,632
Interest expense                           (53,281)     (59,299)    (159,159)    (180,764)
Equity in loss of joint ventures           (10,636)     (16,206)     (31,319)     (44,131)
Gain on sale of investment                      --           --           --        8,405
                                         ---------    ---------    ---------    ---------
Total                                      (55,255)     (62,865)    (162,878)    (179,548)
                                         ---------    ---------    ---------    ---------

Loss before income taxes and
extraordinary loss                         (27,524)     (32,875)     (87,065)     (88,123)
Income tax benefit                           1,127           55        2,366           64
                                         ---------    ---------    ---------    ---------
Loss before extraordinary loss             (26,397)     (32,820)     (84,699)     (88,059)
Extraordinary loss on early retirement
of debt                                         --           --           --       (2,079)
                                         ---------    ---------    ---------    ---------
Net loss                                 $ (26,397)   $ (32,820)   $ (84,699)   $ (90,138)
                                         =========    =========    =========    =========

Loss per weighted average share of
common stock before extraordinary loss   $   (1.00)   $   (1.25)   $   (3.22)   $   (3.35)
Extraordinary loss per weighted average
share of common stock on early
retirement of debt                              --           --           --        (0.08)
                                         ---------    ---------    ---------    ---------
Net loss per weighed average share
of common stock                          $   (1.00)   $   (1.25)   $   (3.22)   $   (3.43)
                                         =========    =========    =========    =========

Weighted average shares of common
stock outstanding (in thousands)            26,308       26,308       26,303       26,308
                                         =========    =========    =========    =========



             See notes to interim consolidated financial statements.


              ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                             (Dollars in thousands)

                                                             Nine Months Ended December 31,
                                                            --------------------------------
                                                                   1995            1996
                                                             -------------    -------------
Cash flows from operating activities:
Net loss                                                     $     (84,699)   $     (90,138)
Adjustments to reconcile net loss to net cash provided
 by operating activities:
Depreciation                                                        50,812           55,618
Amortization                                                        28,656           33,934
Non-cash interest expense                                            8,032           25,938
Equity in loss of joint ventures                                    31,319           44,131
Gain on sale of investment                                              --           (8,405)
Extraordinary loss on early retirement of debt                          --            2,079
Decrease in deferred income taxes                                   (3,544)            (183)
Change in operating assets and liabilities, net of effects
 of acquisitions:
Subscriber receivables                                              (7,061)          (6,466)
Prepaid expenses and other assets                                  (21,187)         (12,879)
Accounts payable                                                    30,279           18,116
Subscriber advance payments and deposits                            (3,041)             452
Accrued interest and other liabilities                               3,803           (1,191)
                                                             -------------    -------------
Net cash provided by operating activities                           33,369           61,006
                                                             -------------    -------------

Cash flows from investing activities:
Cable television system acquisitions                               (17,846)        (136,370)
Expenditures for property, plant and equipment                     (72,445)         (86,415)
Amounts invested in and advanced (to) from
Olympus and related parties                                        (27,360)           4,568
Investments in other joint ventures                                (13,785)         (36,750)
Proceeds from sale of investment                                        --           11,618
                                                             -------------    -------------
Net cash used for investing activities                            (131,436)        (243,349)
                                                             -------------    -------------

Cash flows from financing activities:
Proceeds from debt                                                 226,469          903,865
Repayments of debt                                                (110,645)        (622,358)
Costs associated with debt financing                                    --          (15,408)
Proceeds from subsidiary's issuance of warrants                         --           11,087
                                                             -------------    -------------
Net cash provided by financing activities                          115,824          277,186
                                                             -------------    -------------

Increase in cash and cash equivalents                               17,757           94,843

Cash and cash equivalents, beginning of period                       5,045           10,809
                                                             -------------    -------------

Cash and cash equivalents, end of period                     $      22,802    $     105,652
                                                             =============    =============


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


            In the opinion of management, all adjustments, consisting of only normal recurring accruals necessary to present fairly the unaudited results of operations for the three and nine months ended December 31, 1995 and 1996, have been included. These interim consolidated financial statements should be read in conjunction with Adelphia's consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended March 31, 1996 ("1996 Annual Report"). The results of operations for the nine months ended December 31, 1996 are not necessarily indicative of the results to be expected for the year ending March 31, 1997. Certain prior period balances have been reclassified to conform with the December 31, 1996 presentation.



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



2.  Notes Payable of Subsidiaries to Banks and Institutions:


            The following updates to December 31, 1996 certain disclosures included in Note 3 to Adelphia's consolidated financial statements contained in the 1996 Annual Report:


         Commitments for additional borrowings                          $37,000
         Weighted average interest rate                                    8.25%
         Percentage of principal balance that bears interest at fixed
         rates for at least one year                                         31%


    3.  Investments:

            Adelphia's nonconsolidated investments are as follows:
                                                      March 31,    December 31,
                                                        1996          1996
                                                     ----------    ----------
Investments accounted for using the equity method:
Gross investment:
CLEC ventures                                        $   28,754    $   47,748
Page Call, Inc.                                          11,187        14,176
Other                                                       800         1,451
Cumulative equity in net losses                          (6,814)       (9,901)
                                                     ----------    ----------
Total                                                    33,927        53,474
                                                     ----------    ----------

Investments accounted for using the cost method:
Niagara Frontier Hockey, L.P.                            22,681        27,690
Commonwealth Security, Inc.                               4,200         4,200
SuperCable ALK International                              3,171         3,171
Programming ventures                                      2,806         2,920
Mobile communications                                       680         3,559
Other                                                       682           760
                                                     ----------    ----------
Total                                                    34,220        42,300
                                                     ----------    ----------
Total investments                                    $   68,147    $   95,774
                                                     ==========    ==========


4.  Investments in and Receivables from Olympus:


The following table summarizes the investments in and (receivables) from
 Olympus:


                                                         March 31,  December 31,
                                                           1996          1996
                                                       -----------   -----------

Cumulative equity in loss over investment in Olympus   $   93,563    $   96,081
Amounts due from Olympus                                  (59,907)      (54,420)
                                                       ----------    ----------
                                                       $   33,656    $   41,661
                                                       ==========    ===========

            The investment in Olympus represents a 50% voting interest in such partnership and is being accounted for using the equity method. Summarized unaudited results of operations of Olympus are as follows:


                                                                    Nine Months Ended
                                                                       September 30,
                                                                  ----------------------
                                                                     1995         1996
                                                                  ---------    ---------
Revenues                                                          $  85,376    $ 118,604
Net loss                                                            (16,235)      (7,805)
Net loss of general partners after priority return requirements     (61,670)     (56,812)



5. Income Taxes:


            Income tax expense for the three months ended December 31, 1996 was $55 which is comprised of current tax expense of $8 and a deferred tax benefit of $63. For the nine months ended December 31, 1996, the income tax benefit was $64 which is comprised of current tax expense of $119 and a deferred tax benefit of $183.



6. Supplemental Cash Flow Information:


            Cash payments for interest were $147,111 and $152,384 for the nine months ended December 31, 1995 and 1996, respectively.



7.  Commitments and Contingencies:


            Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of material commitments and contingencies.


                -------------------------------------------------

              ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                             (Dollars in thousands)



Item 2.     Management's Discussion and Analysis of Financial Condition and
             Results of Operations


Results of Operations


            The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, is forward-looking, such as information relating to the effects of future regulation, future capital commitments and the effects of competition. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions, acquisitions and divestitures, government and regulatory policies, the pricing and availability of equipment, materials, inventories and programming, technological developments and changes in the competitive environment in which the Company operates. Unless otherwise stated, the information contained in this Form 10-Q is as of and for the three and nine months ended December 31, 1996.


            Adelphia Communications Corporation and its subsidiaries ("Adelphia" or the "Company") earned substantially all of its revenues in the nine months ended December 31, 1995 and 1996 from monthly subscriber fees for basic, satellite, premium and ancillary services (such as installations and equipment rentals), local and national advertising sales, pay-per-view programming, home shopping networks and competitive local exchange carrier ("CLEC") telecommunications services.


            The changes in Adelphia's operating results for the quarter ended December 31, 1996 compared to the same period of the prior year, were primarily the result of acquisitions and the impact of subscriber rate increases which became effective October 1, 1995 and August 1, 1996.


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



                               December 31,
                      --------------------------   Percent
                          1995            1996     Increase
                       ---------       ---------   --------
Homes Passed by Cable
Company Owned Systems  1,358,116       1,547,512     13.9%
Olympus Systems          562,330         646,770     15.0%
Managed Systems          415,671         431,055      3.7%
                       ---------       ---------   -------
Total Systems          2,336,117       2,625,337     12.4%
                       =========       =========   =======

Basic Subscribers
Company Owned Systems  1,002,760       1,131,373     12.8%
Olympus Systems          343,332         412,258     20.1%
Managed Systems          305,758         312,491      2.2%
                       ---------       ---------   -------
Total Systems          1,651,850       1,856,122     12.4%
                       =========       =========   =======


            Exclusive of acquisitions, basic subscribers grew 1.3%, 4.0% and 2.2% for Company Owned, Olympus and Managed Systems, respectively, during the twelve months ended December 31, 1996.


            The following table is derived from Adelphia's Consolidated Interim Financial Statements that are included in this interim report and sets forth the historical percentage relationship to revenues of the components of operating income contained in such financial statements for the periods indicated.


                                       Three Months Ended  Nine Months Ended
                                           December 31,        December 31,
                                        -----------------   ----------------
                                         1995      1996      1995      1996
                                        ------    ------    ------    ------

Revenues                                100.0%    100.0%    100.0%    100.0%

Operating expenses:
Direct operating and programming         31.3%     31.9%     30.4%     30.9%
Selling, general and administrative      16.6%     18.3%     17.2%     17.4%
                                        ------    ------    ------    ------

Operating income before
depreciation and amortization            52.1%     49.8%     52.4%     51.7%

Depreciation and amortization            25.1%     25.2%     26.8%     25.5%
                                        ------    ------    ------    ------

Operating income                         27.0%     24.6%     25.6%     26.2%
                                        ======    ======    ======    ======

            Revenues. Revenues increased approximately 19.2% and 18.3%, respectively, for the three and nine month periods ended December 31, 1996 compared with the same periods of the prior year. The increase was attributable to the following:


                           Three     Nine
                           Months   Months
                           Ended    Ended
                          Dec. 31, Dec. 31,
                            1996     1996
                           ---------------
Acquisitions                 43%      41%
Rate increases               37%      38%
Basic subscriber growth       4%       8%
Other                        16%      13%


            Certain rate increases related to regulated cable services were implemented in substantially all of the Company's Systems on October 1, 1995 and on August 1, 1996. Other non-cable revenues, including strategic service offerings such as paging and CLEC services, also had a positive impact on revenues for the quarter ended December 31, 1996. The Company expects to implement rate increases related to certain regulated cable services in substantially all of the Company's Systems during the next fiscal year.


            Direct Operating and Programming Expenses. Direct operating and programming expenses, which are mainly basic and premium programming costs and technical expenses, increased 21.6% and 20.2% for the three and nine month periods ended December 31, 1996 compared with the same periods of the prior year. Such increases were primarily due to increased operating expenses from acquired systems and increased programming costs. Because of regulatory limitations on the timing and extent to which cost increases may be passed on to customers, operating and programming expenses during the nine month period ended December 31, 1996 have increased at a greater magnitude than corresponding revenue increases. As a result of recent FCC regulatory rulemaking decisions, the Company intends to implement a systematic program of rate increases to reverse this trend. Consistent with such a program, the Company increased rates in most markets, in accordance with FCC guidelines, effective August 1, 1996.


            Selling, General and Administrative Expenses. These expenses, which are mainly comprised of costs related to system offices, customer service representatives, and sales and administrative employees, increased 31.4% and 20.0% for the three and nine month periods ended December 31, 1996 compared with the same periods of the prior year. The increase was primarily due to a $650 write-off of costs in connection with the postponement of Hyperion's contemplated initial public offering in November 1996 as well as incremental costs associated with acquisitions and revenue growth.


            Operating Income Before Depreciation and Amortization. Operating income before depreciation and amortization increased 13.8% and 16.5% for the three and nine month periods ended December 31, 1996 compared with the same periods of the prior year. The increase is attributable to a combination of acquisitions, an increase in subscriber rates and the expansion of other non-cable revenues, partially offset by increased programming, general and administrative expenses.


            Depreciation and Amortization. Depreciation and amortization was higher for the three and nine month periods ended December 31, 1996 compared with the same quarter of the prior year primarily due to increased depreciation and amortization related to acquisitions consummated since January 1, 1996.


            Priority Investment Income. Priority investment income is comprised of payments received from Olympus of accrued priority return on the Company's investment in 16.5% preferred limited partner ("PLP") interests in Olympus. Priority investment income increased during the three and nine month periods ended December 31, 1996 as compared with the same periods of the prior year as a result of payment by Olympus of the entire amount of priority return accrued during such periods.


            EBITDA. EBITDA (earnings before interest expense, income taxes, depreciation and amortization, equity in loss of joint ventures and other non-cash charges) increased 18.3% and 19.2% for the three and nine month periods ended December 31, 1996 compared with the same periods of the prior year. The increase is primarily due to the favorable impact of the acquisition of cable systems, subscriber rate increases and increased priority investment income from Olympus partially offset by increased programming, general and administrative expenses. The impact of acquisitions increased revenues and, to a lesser extent, operating expenses for the three and nine months ended December 31, 1996 compared with the same periods of the prior year. While EBITDA is not an alternative to operating income as defined by generally accepted accounting principles, the Company's management believes EBITDA is a meaningful measure of performance as substantially all of the Company's financing agreements contain financial covenants based on EBITDA.


            Interest Expense. Interest expense increased 11.3% and 13.6% for the three and nine month periods ended December 31, 1996 compared with the same periods of the prior year. Interest expense increased due to incremental debt outstanding during the current period and accretion of original issue discount, partially offset during the current quarter by a decrease in the average interest rate on outstanding debt compared with the three month period ended December 31, 1995. Approximately 60% and 44% of the increase in interest expense for the three and nine month periods ended December 31, 1996 as compared with the same period of the prior year was attributable to incremental debt related to acquisitions.


            Interest expense includes non-cash accretion of original issue discount and non-cash interest expense totaling $6,342 and $25,938 for the three and nine month periods ended December 31, 1996 compared with $76 and $8,032 for the three and nine month periods of the prior year. The increase in non-cash interest for three and nine month periods ended December 31, 1996 compared with the same periods of the prior year is primarily due to the accretion of the original issue discount related to the Hyperion 13% Senior Discount Notes which were issued April 15, 1996 (see "Liquidity and Capital Resources").


            Equity in Loss of Joint Ventures. The equity in loss of joint ventures represents primarily (i) the Company's pro rata share of Olympus' losses and the accretion requirements of Olympus' PLP interests, and (ii) Hyperion's pro-rata share of its losses in less than majority owned operating partnerships. The increase in the loss during the three and nine month periods ended December 31, 1996, compared with the same periods of the prior year, is due to an increase in the Olympus priority return and an increase in the losses of certain investments in the CLEC business in which the Company is a less than majority partner partially offset by improved operating performance in the Olympus partnership.


            Gain on Sale of Investment. On May 16, 1996, Hyperion completed the sale of its 15.7% partnership interest in TCG South Florida to Teleport Communications Group Inc. for an aggregate sales price of $11,618 resulting in a pre-tax gain of $8,405 which was recorded in the three months ended June 30, 1996. As part of the transaction, Hyperion was released from its covenant not to compete with respect to the South Florida market. Hyperion plans to use the proceeds from the sale to continue to expand and develop its existing markets, complete new networks under construction and enter additional markets.


            Extraordinary Loss on Early Retirement of Debt. During the nine months ended December 31, 1996, certain existing indebtedness was repaid resulting in an extraordinary loss on retirement of debt of $2,079 which primarily represents the write-off of the remaining deferred debt financing costs associated with the debt retired.


            Net Loss. The Company reported net losses of $26,397 and $32,820 for the quarters ended December 31, 1995 and 1996, respectively. The increase in net loss during the current quarter was due primarily to increased interest expense and equity in loss of joint ventures partially offset by increased operating income and increased priority investment income from Olympus. Net losses of $84,699 and $90,138 were reported for the nine month periods ended December 31, 1995 and 1996. respectively. The increase in net loss for the current nine month period was due primarily to increased interest expense, increased equity in loss of joint ventures and an extraordinary loss on early retirement of debt partially offset by increased operating income, increased priority investment income from Olympus and the impact of a gain on sale of an equity investment.


Hyperion Telecommunications, Inc.


            An 89% owned unrestricted subsidiary of the Company, Hyperion, together with its subsidiaries, owns certain investments in CLEC joint ventures and manages those ventures. Hyperion is an unrestricted subsidiary for purposes of the Company's indentures. On April 15, 1996, Hyperion realized net proceeds of $168,600 upon issuance of notes and warrants (see "Liquidity and Capital Resources"). For further information regarding Hyperion, which also files reports pursuant to the Securities Exchange Act of 1934, see Hyperion's Form 10-Q for the quarterly period ended December 31, 1996.

            Summarized unaudited financial information of Adelphia, Hyperion and Adelphia excluding Hyperion is as follows:




                                                Adelphia                             Adelphia
                                                excluding                           excluding
                                  Adelphia      Hyperion   Hyperion     Adelphia     Hyperion    Hyperion
                                ------------------------------------   ------------------------------------

                                     As of December 31, 1995               As of December 31, 1996
                                ------------------------------------   ------------------------------------

Total debt                     $ 2,147,134   $   49,946  $ 2,097,188  $ 2,488,119   $  208,067  $ 2,280,052


                                       Three Months Ended                        Three Months Ended
                                        December 31, 1995                         December 31, 1996
                                ------------------------------------  -------------------------------------

Revenues                       $   102,457   $    1,198  $   101,259  $   122,127   $    1,334  $   120,793
Operating expenses:
Direct operating
and programming                     32,066          637       31,429       39,005          752       38,253
Selling, general and
administrative                      16,981        1,010       15,971       22,319        2,545       19,774
                                  -------------------------------------------------------------------------
Operating income
  (loss) before
  depreciation and
amortization                        53,410         (449)      53,859       60,803       (1,963)      62,766
Affiliate interest
and priority
investment income                    8,662           --        8,662       12,640           --       12,640
                                  -------------------------------------------------------------------------


EBITDA (a)                          62,072         (449)      62,521       73,443       (1,963)      75,406

Interest expense                   (53,281)      (1,478)     (51,803)     (59,299)      (7,482)     (51,817)

Capital expenditures                21,419        1,157       20,262       31,682        4,270       27,412





                                                Adelphia                             Adelphia
                                                excluding                           excluding
                                  Adelphia      Hyperion   Hyperion     Adelphia     Hyperion    Hyperion
                                ------------------------------------   ------------------------------------

                                           Nine Months Ended                     Nine Months Ended
                                           December 31, 1995                      December 31, 1996
                                ------------------------------------- --------------------------------------

Revenues                        $  296,460    $   2,496   $  293,964  $   350,575   $    3,611  $   346,964
Operating expenses:
Direct operating
and programming                     90,218        1,878       88,340      108,466        2,339      106,127
Selling, general and
administrative                      50,961        2,375       48,586       61,132        4,736       56,396
                                ----------------------------------------------------------------------------
Operating income
  (loss) before
  depreciation and
amortization                       155,281       (1,757)     157,038      180,977       (3,464)     184,441
Affiliate interest
and priority
investment income                   27,600           --       27,600       36,942           --       36,942
                                ----------------------------------------------------------------------------


EBITDA (a)                         182,881       (1,757)     184,638      217,919       (3,464)     221,383

Interest expense                  (159,159)      (4,178)    (154,981)    (180,764)     (20,759)    (160,005)

Capital expenditures                72,445        4,473       67,972       86,415       14,950       71,465

(a) Earnings before interest expense, income taxes, depreciation and amortization, equity in loss of joint ventures and other non-cash charges ("EBITDA"). While EBITDA is not an alternative to operating income as defined by generally accepted accounting principles, the Company's management believes EBITDA is a meaningful measure of performance as substantially all of the Company's financing agreements contain financial covenants based on EBITDA.


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


            Capital expenditures for the nine months ended December 31, 1995 and 1996, were $72,445 and $86,415, respectively. Management expects capital expenditures for the fiscal year ending March 31, 1997 to be somewhat higher than the prior fiscal year due to the further expansion of cable plant rebuilds and due to further expansion by Hyperion.


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


            At December 31, 1996, the Company's total outstanding debt aggregated $2,488,119 which included $940,951 of parent debt, and $1,547,168 of subsidiary debt. In addition, the Company had an aggregate of $105,652 in cash and cash equivalents, and $37,000 in unused credit lines with banks, part of which is subject to achieving certain levels of operating performance.


            At December 31, 1996, the Company's unused credit lines were provided by reducing revolving credit facilities whose revolver periods expire September 30, 2004. The Company's weighted average interest rate on notes payable to banks and institutions was approximately 8.62% at December 31, 1995 compared to 8.25% at December 31, 1996. At December 31, 1996, approximately 31% of such debt was subject to fixed interest rates for at least one year under the terms of such debt or applicable interest rate swap agreements.

Maturities of debt for the four years and three months after December 31, 1996 are as follows:


Three months ended March 31, 1997        $     11,785
Year ended March 31, 1998                     177,846
Year ended March 31, 1999                     217,791
Year ended March 31, 2000                     138,269
Year ended March 31, 2001                     251,900

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


            Certain other cable television companies that utilized a la carte packages have recently reached settlement/resolution with the FCC on this issue. Adelphia has discussed such a settlement with the Cable Services Bureau of the FCC and a proposed settlement of all outstanding rate proceedings, including "a la carte" packages, has been made available for public comment by the FCC. Accordingly, results of operations for the fiscal year ended March 31, 1996 included a $5,300 charge representing management's estimate of the total costs associated with the resolution of this matter. Such costs included, (i) an estimate of credits to be extended to customers in future periods of up to $2,700, (ii) legal and other costs incurred during the fiscal year ended March 31, 1996, and (iii) an estimate of legal and other costs to be incurred associated with the ultimate resolution of this matter. At December 31, 1996, $3,519 of the charge to earnings remained in accrued interest and other liabilities. While Adelphia cannot predict the ultimate outcome or effect of this matter, management of Adelphia does not expect the ultimate outcome of this matter to have a material adverse effect on Adelphia's financial position and results of operations. Also, no assurance can be given as to what other future actions Congress, the FCC or other regulatory authorities may take or the effects thereof on the Company. The Company is currently unable to predict the effect that the amended regulations, future FCC treatment of "a la carte" packages or other future FCC rulemaking proceedings will have on its business and results of operations in future periods.


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


            The 1996 Act repealed the prohibition on local exchange telephone companies ("LECs") from providing video programming directly to customers within their local exchange areas other than in rural areas or by specific waiver of FCC rules. The 1996 Act also authorized LECs to operate "open video systems" ("OVS") without obtaining a local cable franchise, although LECs operating such a system can be required to make payments to local governmental bodies in lieu of cable franchise fees. Where demand exceeds capacity, up to two-thirds of the channels on an OVS must be available to programmers unaffiliated with the LEC. The statute states that the OVS scheme supplants the FCC's "video dialtone" rules. The FCC has promulgated rules to implement the OVS concept, and New Jersey Bell has been granted permission to convert its video dialtone authorization to an OVS authorization.


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

                -------------------------------------------------

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


            None



Item  6. Exhibits and Reports on Form 8-K


      (a)  Exhibits:

             Exhibit 27.01 Financial Data Schedule (supplied for the information of the Commission).

      (b)  Reports on Form 8-K:

             Form 8-Ks were filed on October 29, November 13, December 16, 1996 and January 3, 1997 which reported information under items 5 and 7 thereof. No financial statements were filed with any of such Form 8-Ks.

                  -------------------------------------------------

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

                                          ADELPHIA COMMUNICATIONS CORPORATION
                                                   (Registrant)



Date:  February 14, 1997          By:   /s/ Timothy J. Rigas
                                      ----------------------
                                  Timothy J. Rigas
                                  Executive Vice President (authorized
                                   officer), Chief Financial Officer,
                                   Treasurer and Chief Accounting Officer