Form 10-K
period 1997-03-31
ADELPHIA COMMUNICATIONS CORP
filed 1997-06-20
CIK 796486

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


X Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the fiscal year ended March 31, 1997

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to _____________

                         Commission File Number: 0-16014

                       ADELPHIA COMMUNICATIONS CORPORATION
             (Exact name of registrant as specified in its charter)

            Delaware                                           23-2417713
 (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                          Identification No.)

                    Main at Water Street
                      Coudersport, PA                   16915-1141
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

                         Yes      X        No  ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. X

Aggregate market value of outstanding Class A Common Stock $.01 par value, held by non-affiliates of the Registrant at June 18, 1997 was $68.1 million based on the closing sale price as computed by the NASDAQ National Market system as of that date. For purposes of this calculation only, affiliates are deemed to be directors and executive officers of the Registrant.

At June 18, 1997, 16,130,880 shares of Class A Common Stock, par value $0.01, and 10,944,476 shares of Class B Common Stock, par value $0.01 per share, of the registrant were outstanding.

                       Documents Incorporated by Reference
Portions of Amendment No. 2 to Registration Statement No. 333-19327 of Olympus
 Communications, L.P. and Olympus Capital Corporation on Form S-4 are incorporated by reference into Part II hereof.
Portions of the Proxy Statement for the 1997 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

                       ADELPHIA COMMUNICATIONS CORPORATION

                                TABLE OF CONTENTS



PART I

     ITEM 1.  BUSINESS                                                      2

     ITEM 2.   PROPERTIES                                                  20

     ITEM 3.  LEGAL PROCEEDINGS                                            21

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          21


PART II

     ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                     STOCKHOLDER MATTERS....                               24

     ITEM 6.  SELECTED FINANCIAL DATA                                      26

     ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS                            29

    ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK    43

     ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                 43

     ITEM  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL  DISCLOSURE                 67


PART III

     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT          67

     ITEM 11.  EXECUTIVE COMPENSATION                                      67

     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                      MANAGEMENT                                           67

     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS              67


PART IV

     ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                       FORM 8-K                                            67

PART I

ITEM 1.  BUSINESS
(Dollars in thousands, except per share amounts)

Introduction

         Adelphia Communications Corporation ("Adelphia" and, collectively with its subsidiaries, the "Company") is the seventh largest cable television operator in the United States. As of March 31, 1997, cable systems owned or managed by the Company (the "Systems") in the aggregate passed 2,653,422 homes and served 1,868,440 basic subscribers.

         The Company's owned cable systems (the "Company Systems") are located in ten states and are organized into seven regional clusters: Western New York, Virginia, Western Pennsylvania, New England, Eastern Pennsylvania, Ohio and Coastal New Jersey. The Company Systems are located primarily in suburban areas of large and medium-sized cities within the 50 largest television markets ("areas of dominant influence" or "ADIs," as measured by The Arbitron Company). At March 31, 1997, the Company Systems passed 1,569,953 homes and served 1,138,414 basic subscribers.

         The Company owns a 50% voting interest and non-voting preferred limited partnership interests entitling the Company to a 16.5% priority return in Olympus Communications, L.P. ("Olympus"). Olympus is a joint venture which owns cable systems (the "Olympus Systems") located in some of the fastest growing areas of Florida. The Olympus Systems in Florida form a substantial part of an eighth regional cluster, Southeastern Florida. A wholly-owned subsidiary of the Company is the managing general partner of Olympus. As of March 31, 1997, the Olympus Systems passed 650,742 homes and served 416,760 basic subscribers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Olympus."

         The Company also provides, for a fee, management and consulting services to certain partnerships and corporations (the "Managed Partnerships"). John J. Rigas and certain members of his immediate family, including entities they own or control (collectively, the "Rigas Family") have substantial ownership interests in the Managed Partnerships. As of March 31, 1997, cable systems (the "Managed Systems") owned by the Managed Partnerships passed 432,727 homes and served 313,266 basic subscribers.

         John J. Rigas, the Chairman, President, Chief Executive Officer and majority stockholder of Adelphia, is a pioneer in the cable television industry, having built his first system in 1952 in Coudersport, Pennsylvania. Adelphia was incorporated in Delaware on July 1, 1986 for the purpose of reorganizing five cable television companies, then principally owned by the Rigas Family, into a holding company structure in connection with the initial public offering of its Class A Common Stock, $.01 par value. Prior to 1982, the Company grew principally by obtaining municipal cable television franchises to construct new cable television systems. Since 1982, the Company has grown principally by acquiring and developing existing cable systems. The Company's operations consist of providing telecommunications services primarily over its broadband networks. The Company did not have any material foreign operations or foreign sales in the year ended March 31, 1997.

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Annual Report on Form 10-K, including Management's Discussion and Analysis of Financial Condition and Results of Operations, is forward-looking, such as information relating to the effects of future regulation, future capital commitments and the effects of competition. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. These "forward looking statements" can be identified by the use of forward-looking terminology such as "believes", "expects," "may," "will," "should," "intends" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions, acquisitions and divestitures, government and regulatory policies, the pricing and availability of equipment, materials, inventories and programming, technological developments and changes in the competitive environment in which the Company operates. Persons reading this Annual Report on Form 10-K are cautioned that forward looking statements herein are only predictions, that no assurance can be given that the future results will be achieved, and that actual events or results may differ materially as a result of the risks and uncertainties facing the Company.

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

         In addition, digital radio and premium service channels, which provide movies, live and taped concerts, sports events and other programming, are offered for an extra monthly charge. At March 31, 1997, over 95% of subscribers of the Systems were also offered pay-per-view programming, which allows the subscriber to order special events or movies and to pay on a per event basis. Local, regional and national advertising time is sold in the majority of the Systems, with commercial advertisements inserted on certain satellite-delivered non-broadcast channels.

      Competitive Local Exchange Services

         The Company is currently offering competitive local exchange carrier ("CLEC") services through a consolidated unrestricted subsidiary, Hyperion Telecommunications, Inc. ("Hyperion"). Hyperion is a leading provider of local telecommunications services over state-of-the-art fiber optic networks in selected markets within the United States. As of March 31, 1997, Hyperion's 15 operating networks served 33 cities with approximately 3,461 route miles of fiber optic cable connecting 1,270 buildings. Hyperion's 21 networks (which include six currently under construction) have generally been developed by partnering with a local cable operator or utility provider (the "Local Partner"). This approach has allowed Hyperion to rapidly construct high-capacity networks which generally have broader coverage of its markets than those of other CLECs. Hyperion believes that the breadth of its networks will allow it to originate and terminate a significant proportion of its customers' local telephone calls over its own network, instead of relying on the network of the incumbent local exchange carrier ("LEC"). Hyperion also believes that working with a Local Partner significantly reduces the cost of constructing its fiber optic networks through the utilization of existing cable or utility facilities and by sharing construction costs with its Local Partners, who usually upgrade the capacity of their cable or utility infrastructure during construction of the telecommunications network. Hyperion's service offerings include dedicated access, switched local dial tone, long distance and enhanced data services including frame relay, high speed internet access and video conferencing.

         In the markets where Hyperion's 21 networks are currently operating or under construction, Hyperion believes it has an addressable market of approximately $5.2 billion annually, substantially all of which is currently provided by the incumbent LECs. This addressable market estimate does not include the markets for enhanced data services, wireless resale, internet access, or long distance services, which Hyperion has the ability to enter at its option.

         On April 15, 1996, Hyperion completed a private placement to institutional investors and realized net proceeds of $168.6 million upon issuance of $329 million aggregate principal amount at maturity of 13% Senior Discount Notes and warrants to purchase an aggregate of 613,427 common shares of Hyperion. If all warrants were exercised, the warrants would represent approximately 5.71% of the common stock of Hyperion on a fully diluted basis. The 13% notes will not require payment of interest until October 15, 2001, and may not be redeemed prior to April 15, 2001. Hyperion is using the net proceeds from the offering to expand its existing markets, to complete construction of new networks, to enter additional markets, to repay certain indebtedness owed to Adelphia, and for working capital purposes.

      High-Speed Data Services

         Power Link, the Company's high-speed data service, which includes residential, institutional, and business service offerings, constitutes an alternative to the traditional slower speed data offerings available through Internet Service

Providers (ISPs). Power Link offers customers speeds greater than those available through a T1 line, at costs that compare to a typical ISP plus a second telephone line.

         The Company's full two-way high-speed data service provides customers with Internet access at speeds up to 300 times faster than typical 28.8 Kbps modems. Since the service does not require a telephone line, there is never a busy signal. Additionally, as with traditional cable services, this service is always on, providing instant access to the Internet. In service areas where two-way cable has not been deployed, the Company offers a hybrid data product combining a high-speed downstream path and a telephone return path. The hybrid service allows Adelphia to deploy high-speed data services to all of its service areas.

      Residential Telephone Service

         Currently, the Company is offering residential telephone services as part of a technical trial in Buffalo, New York. After several months of testing, the Company is now evaluating the mechanisms to deploy telephony services in larger areas, as well as developing the necessary tools and processes for service provisioning and maintenance. The Company expects to continue to evaluate options concerning offering residential service.

      Other Services

         Adelphia is a 49.9% owner of Page Call, Inc. ("Page Call") which was a successful bidder in November 1994 on three regional narrowband PCS licenses, covering 62% of the country's population. On June 11, 1997, the Company announced that Adelphia has agreed to sell its interest in Page Call to Benbow PCS Ventures, Inc. for a total of $16,500 payable in Series A Convertible Preferred Stock of Arch Communications Group, Inc. and cash. The transaction is subject to normal closing conditions including approval of the Federal Communications Commission.

         Adelphia began providing wireless messaging services with the formation of its wholly owned subsidiary, Page Time, Inc. in November 1994. Page Time, Inc. offers one-way messaging services for resale to the Company's systems by establishing its own reselling arrangements with existing paging network operators. The Company, Olympus and Managed Systems currently provide paging services through Page Time to approximately 16,000 customers.

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

         The Company considers technological innovation to be an important component of cost-effective improvement of its products and customer satisfaction. Through the use of fiber optic cable and other technological improvements, the Company has increased system reliability, channel capacity and its ability to deliver advanced cable television, data transmission and telephony services. These improvements have enhanced customer service, reduced operating expenses and allowed the Company to introduce additional services, such as cable modems and impulse-ordered pay-per-view programming, which expand customer choices and will increase Company revenues. The Company has developed new cable construction architecture which allows it to readily deploy fiber optic cable in its systems. Management believes that the Company is among the leaders of the cable industry in the deployment of fiber optic cable.

      Recent Development of the Systems

         The Company has focused on acquiring and developing systems in markets which have favorable historical growth trends. The Company believes that the strong household growth trends in its Systems' market areas are a key factor in positioning itself for future growth in basic subscribers.

         On February 10, 1997, Adelphia acquired the assets of Small Cities Cable Television, L.P. and Small Cities Cable Television, Inc. These systems served approximately 6,000 subscribers at the date of acquisition primarily located in Vermont and were purchased for an aggregate price of $12,000 paid in cash and Adelphia Class A Common Stock. On July 12, 1996, Adelphia acquired cable systems serving 32,500 subscribers primarily in Vermont from First Carolina Cable TV, L.P. for $48,500. On April 1, 1996, Adelphia purchased the cable property of Cable TV Fund 11-B, Ltd. from Jones Intercable. This system was acquired for $84,267 and served approximately 39,700 subscribers at the acquisition date in the New York counties of Erie and Niagara. On January 9, 1996, Adelphia completed the acquisition of the cable systems of Eastern Telecom Corporation and Robinson Cable TV, Inc. for $43,000. These systems served approximately 24,000 subscribers at the acquisition date located in western Pennsylvania. On April 12, 1995, Adelphia acquired cable systems from Clear Channels Cable TV Company located in Kittanning, New Bethlehem and Freeport, Pennsylvania, for $17,456. These systems served approximately 10,700 subscribers at the acquisition date. On January 31, 1995, the Company acquired Tele-Media of Martha's Vineyard, L.P. for $11,775, a cable system which served, at the date of acquisition, approximately 7,000 subscribers in Martha's Vineyard, Massachusetts. On January 10, 1995, Adelphia issued 399,087 shares of Class A Common Stock in connection with the merger of a wholly-owned subsidiary of Adelphia into Oxford Cablevision, Inc. ("Oxford"), one of the Benjamin Terry family (the "Terry Family") cable systems. Oxford served approximately 4,200 subscribers, at the acquisition date, located in the North Carolina counties of Granville and Warren. On June 30, 1994, Adelphia acquired from Olympus 85% of the common stock of Northeast Cable, Inc. ("Northeast Cable") for a purchase price of $31,875. Northeast Cable owns cable television systems which served approximately 36,500 subscribers, at the acquisition date, in Eastern Pennsylvania. On June 16, 1994, Adelphia invested $34,000 for a majority equity position in TMC Holdings Corporation ("THC"), the parent of Tele-Media Company of Western Connecticut. THC owns cable television systems which served approximately 43,000 subscribers at the acquisition date in Western Connecticut.

         On January 5, 1996, Olympus acquired all of the southeast Florida cable systems of the Leadership Cable division of Fairbanks Communications, Inc., which served approximately 50,000 cable and security monitoring subscribers at the acquisition date for a purchase price of $95,800. On April 3, 1995, Olympus purchased all of the cable and security systems of WB Cable Associates, Ltd. ("WB Cable") which served approximately 44,000 cable and security monitoring subscribers at the date of acquisition, for a purchase price of $82,000. WB Cable provides cable service from one headend and security monitoring services from one location in West Boca Raton, Florida. On February 28, 1995, ACP Holdings, Inc., a wholly owned subsidiary and managing general partner of Olympus, certain shareholders of Adelphia, Olympus and various Telesat Entities ("Telesat"), wholly-owned subsidiaries of FPL Group, Inc., entered into an investment agreement whereby Telesat agreed to contribute to Olympus substantially all of the assets associated with certain cable television systems, which served approximately 50,000 subscribers at February 28, 1995 in southern Florida, in exchange for general and limited partner interests and newly issued preferred limited partner interests in Olympus.

         The Company will continue to evaluate new opportunities that allow for the expansion of its business through the acquisition of additional cable television systems in geographic proximity to its existing regional market areas or in locations that can serve as the basis for new market areas, either directly or indirectly through joint ventures, where appropriate.

         The following table indicates the growth of the Company Systems and Olympus Systems by summarizing the number of homes passed by cable and the number of basic subscribers for each of the five years in the period ended March 31, 1997. The table also indicates the numerical growth in subscribers attributable to acquisitions and the numerical and percentage growth attributable to internal growth.



                                                                Year Ended March 31,
                                              1993          1994         1995        1996          1997
       COMPANY SYSTEMS:
       Homes passed (b)
Beginning of Year                          1,145,308    1,172,755    1,207,425    1,340,808    1,422,077
Internal Growth (c)                           20,507       10,623       39,012       30,665       35,049
% Internal Growth                                1.8%         0.9%         3.2%         2.3%         2.5%
Acquired Homes Passed                          6,940       24,047       94,371       50,604      112,827
End of Year                                1,172,755    1,207,425    1,340,808    1,422,077    1,569,953

Basic subscribers (d)
Beginning of Year                            825,553      852,335      888,167      975,066    1,039,704
Internal Growth (c)                           21,216       17,355       31,651       29,215       20,396
% Internal Growth                                2.6%         2.0%         3.6%         3.0%         2.0%
Acquired Subscribers                           5,566       18,477       55,248       35,423       78,314
End of Year                                  852,335      888,167      975,066    1,039,704    1,138,414
Basic Penetration (e)                           72.7%        73.6%        72.7%        73.1%        72.5%

OLYMPUS SYSTEMS (a):
Homes passed (b)
Beginning of Year                            408,616      386,971      406,753      512,052      631,602
Internal Growth (c)                          (21,645)      19,782       11,911       12,050       19,140
% Internal Growth                               (5.3%)        5.1%         2.9%         2.4%         3.0%
Acquired Homes Passed                           --           --         93,388      107,500         --
End of Year                                  386,971      406,753      512,052      631,602      650,742

Basic subscribers (d)
Beginning of Year                            237,766      211,025      239,357      306,317      403,901
Internal Growth (c)                          (26,741)      28,332       19,198        9,329       12,859
% Internal Growth                              (11.2%)       13.4%         8.0%         3.0%         3.2%
Acquired Subscribers                            --           --         47,762       88,255         --
End of Year                                  211,025      239,357      306,317      403,901      416,760
Basic Penetration (e)                           54.5%        58.8%        59.8%        63.9%        64.0%

(a) Data included for the South Dade System at March 31, 1993, 1994, 1995, 1996 and 1997 reflects actual homes passed and basic subscribers. At July 31, 1992, prior to Hurricane Andrew, the South Dade system had 157,992 homes passed by cable and 71,193 basic subscribers, respectively. At March 31, 1993, 1994, 1995, 1996 and 1997, the South Dade system served 40,999,
     65,398, 74,601, 80,725 and 85,859 basic subscribers, respectively. Data for the Northeast Cable System is included under Company Systems and excluded from the Olympus Systems for all periods presented.

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

Western Pennsylvania                        Suburbs of Pittsburgh and several small communities in western Pennsylvania

New England                                 Cape Cod communities, South
                                            Shore communities (the area between
                                            Boston and Cape Cod, Massachusetts),
                                            Martha's Vineyard, Massachusetts;
                                            and Bennington, Burlington, Rutland
                                            and Montpelier, Vermont and
                                            surrounding communities in Vermont,
                                            New Hampshire and New York, and
                                            Seymour, Connecticut

Eastern Pennsylvania                        Suburbs of Philadelphia and suburbs of Scranton

Ohio                                        Suburbs of Cleveland and the city of Mansfield and surrounding communities,
                                            Mt. Vernon and portions of Kalamazoo County, Michigan

Coastal New Jersey                          Ocean County, New Jersey


         The following table summarizes by market area the homes passed by cable, basic subscribers and premium service units for the Systems as of March
31, 1997.


                                        Homes      Basic          Basic     Premium         Premium
                                       Passed   Subscribers    Penetration    Units       Penetration

Company Systems:
Western New York                       364,000     255,250        70.12%      128,612        50.39%
New England                            323,133     228,649        70.76%      110,303        48.24%
Virginia                               233,846     180,285        77.10%       76,285        42.31%
Western Pennsylvania                   220,186     159,355        72.37%       62,136        38.99%
Ohio                                   172,869     123,938        71.69%       62,800        50.67%
Coastal New Jersey                     127,544      98,952        77.58%       53,906        54.48%
Eastern Pennsylvania                   128,375      91,985        71.65%       58,651        63.76%

Total                                1,569,953   1,138,414        72.51%      552,693        48.55%


Olympus Systems:
Southeastern Florida                   650,742     416,760        64.04%      194,125        46.58%


Managed Systems:
Southeastern Florida                   230,755     177,503        76.92%       49,109        27.67%
Virginia                                60,436      43,850        72.56%       23,440        53.45%
Western New York                        71,064      42,469        59.76%       28,288        66.61%
Western Pennsylvania                    35,167      25,231        71.75%       10,773        42.70%
Eastern Pennsylvania                    35,305      24,213        68.58%       20,726        85.60%

Total                                  432,727     313,266        72.39%      132,336        42.24%


Total Systems:
Southeastern Florida                   881,497     594,263        67.42%      243,234        40.93%
Western New York                       435,064     297,719        68.43%      156,900        52.70%
Virginia                               294,282     224,135        76.16%       99,725        44.49%
New England                            323,133     228,649        70.76%      110,303        48.24%
Western Pennsylvania                   255,353     184,586        72.29%       72,909        39.50%
Ohio                                   172,869     123,938        71.69%       62,800        50.67%
Eastern Pennsylvania                   163,680     116,198        70.99%       79,377        68.31%
Coastal New Jersey                     127,544      98,952        77.58%       53,906        54.48%

Total                                2,653,422   1,868,440        70.42%      879,154        47.05%


      Financial Information

         The financial data regarding the Company's revenues, results of operations and identifiable assets for each of the Company's last three fiscal years is set forth in, and incorporated herein by reference to, Item 8, Financial Statements and Supplementary Data of this Form 10-K.

      Technological Developments

         The Company has made a substantial commitment to the technological development of the Systems and has actively sought to upgrade the technical capabilities of its cable plant in a cost efficient manner. This development will allow the Company to further increase the reliability of its services, to increase channel capacity for the delivery of additional programming and to provide new telecommunications services. Currently, all of the Systems have a minimum of 35-channel capacity and are capable of delivering one-way data transmission and digital video services. Further, as of March 31, 1997 over 95.0% of the subscribers to the Systems are served with "addressable capable" technology, which permits the cable operator to remotely activate the cable television services to be delivered to subscribers who are equipped with addressable converters. With addressable converters, the Company can immediately add to or reduce the services provided to a subscriber from the Company's headend site, without the need to dispatch a service technician to the subscriber's home. Addressable technology has allowed the Company to offer pay-per-view programming. This technology has assisted the Company in reducing pay service theft and, by allowing the Company to automatically cut off a subscriber's service, has been effective in collecting delinquent subscriber payments.

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

      Subscriber Services and Rates

         The Company's revenues are derived principally from monthly subscription fees for basic, satellite and premium services. Rates to subscribers vary from market to market and in accordance with the type of service selected. Although services vary from system to system because of differences in channel capacity and viewer interests, each of the Systems typically offers a basic package ranging from $5.75 to $16.85 per month. Most of the Systems also offer satellite services in a separate CableValue package ranging from $7.50 to $23.60 per month. A number of the Systems also offer certain satellite services on an unregulated, individual only basis. These offerings, ranging from 2 to 6 channels, have monthly rates ranging from $.055 to $1.15 per service. The System's rates for premium services range from $7.00 to $13.00 per service per month. An installation fee, which the Company may wholly or partially wave during a promotional period, is usually charged to new subscribers. Subscribers are free to terminate cable service at any time without charge, but often are charged a fee for reconnection or change of service.

         The Cable Communications Policy Act of 1984 (the "1984 Cable Act," as amended by the 1992 Cable Act), deregulated basic service rates for systems in communities meeting the FCC's definition of effective competition. Pursuant to the FCC's definition of effective competition adopted following enactment of the 1984 Cable Act, substantially all of the Company's franchises were rate deregulated. However, in June 1991, the FCC amended its effective competition standard, which increased the number of cable systems which could be subject to local rate regulation. The 1992 Cable Act contains a new definition of effective competition under which nearly all cable systems in the United States are subject to regulation of basic service rates. Additionally, the legislation (i) eliminated the 5% annual basic rate increase allowed by the 1984 Cable Act without local approval; (ii) allows the FCC to adjudicate the reasonableness of rates for non-basic service tiers, other than premium services, for cable systems not subject to effective competition in response to complaints filed by franchising authorities and/or cable subscribers; (iii) prohibits cable systems from requiring subscribers to purchase service tiers above basic service in order to purchase premium services if the system is technically capable of doing so; (iv) allows the FCC to impose restrictions on the retiering and rearrangement of cable services under certain circumstances; and (v) permits the FCC and franchising authorities more latitude in controlling rates and rejecting rate increase requests. The Telecommunications Act of 1996 (the "1996 Act") ends FCC regulation on nonbasic tier rates on March 31, 1999. See "Legislation and Regulation."

         For a discussion of recent FCC rate regulation and related developments, see "Legislation and Regulation" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Regulatory and Competitive Matters."

      Franchises

         The 1984 Cable Act provides that cable operators may not offer cable service to a particular community without a franchise unless such operator was lawfully providing service to the community on July 1, 1984 and the franchising authority does not require a franchise. The Systems operate pursuant to franchises or other authorizations issued by governmental authorities, substantially all of which are nonexclusive. Such franchises or authorizations awarded by a governmental authority generally are not transferable without the consent of the authority. As of March 31, 1997, the Company held 488 franchises, Olympus held 118 franchises and the Managed Systems held 125 franchises. Most of these franchises can be terminated prior to their stated expiration by the relevant governmental authority, after due process, for breach of material provisions of the franchise.

         Under the terms of most of the Company's franchises, a franchise fee (generally ranging up to 5% of the gross revenues of the cable system) is payable to the governmental authority. For the past three years, franchise fee expense incurred by the Company has averaged approximately 2.5% of gross system revenues.

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

         At the present time, cable television systems compete with other communications and entertainment media, including off-air television broadcast signals which a viewer is able to receive directly using the viewer's own television set and antenna. The extent to which a cable system competes with over-the-air broadcasting depends upon the quality and quantity of the broadcast signals available by direct antenna reception compared to the quality and quantity of such signals and alternative services offered by a cable system. In many areas, television signals which constitute a substantial part of basic service can be received by viewers who use their own antennas. Local television reception for residents of apartment buildings or other multi-unit dwelling complexes may be aided by use of private master antenna services. Cable systems also face competition from alternative methods of distributing and receiving television signals and from other sources of entertainment such as live sporting events, movie theaters and home video products, including videotape recorders and compact disc players. In recent years, the FCC has adopted policies providing for authorization of new technologies and a more favorable operating environment for certain existing technologies that provide, or may provide, substantial additional competition for cable television systems. The extent to which cable television service is competitive depends in significant part upon the cable television system's ability to provide an even greater variety of programming and other services than that available off-air or through competitive alternative delivery sources. In addition, certain provisions of the 1992 Cable Act and the 1996 Act are expected to increase competition significantly in the cable industry. See "Legislation and Regulation."

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

         Video programming is now being delivered to individuals by high-powered direct broadcast satellites ("DBS") utilizing video compression technology. This technology has the capability of providing more than 100 channels of programming over a single high-powered DBS satellite with significantly higher capacity available if multiple satellites are placed in the same orbital position. Video compression technology may also be used by cable operators in the future to similarly increase their channel capacity. DBS service can be received virtually anywhere in the United States through the installation of a small rooftop or side-mounted antenna, and it is more accessible than cable television service where a cable plant has not been constructed or where it is not cost effective to construct cable television facilities. DBS service is being heavily marketed on a nationwide basis by several service providers. One DBS service provider is proposing to deliver at least some local television stations via satellite, thus lessening the distinction between cable television and DBS service.

         Cable communications systems also compete with wireless program distribution services such as multichannel, multipoint distribution service ("MMDS"), commonly called wireless cable systems, which use low-power microwave frequencies to transmit video programming over-the-air to subscribers. There are MMDS operators who are authorized to provide or are providing broadcast and satellite programming to subscribers in areas served by the Company's Systems. MMDS systems are less capital intensive, are not required to obtain local franchises or to pay franchise fees and are subject to fewer regulatory requirements than cable television systems. MMDS systems' ability to compete with cable television systems has previously been limited by channel capacity, the inability to obtain programming and regulatory delays. Recently, however, MMDS systems have developed digital compression technology which provides for more channel capacity and better signal delivery. Although relatively few MMDS systems in the United States are currently in operation or under construction, virtually all markets have been licensed or tentatively licensed. A series of actions taken by the FCC, including reallocating certain frequencies to wireless services, are intended to facilitate the development of wireless cable television spectrum that will be used by wireless operators to provide additional channels of programming over longer distances. Several Regional Bell Operating Companies acquired interests in major MMDS companies. The Company is unable to predict whether wireless video services will have a material impact on its operations.

         Additional competition may come from private cable television systems servicing condominiums, apartment complexes and certain other multiple unit residential developments. The operators of these private systems, known as satellite master antenna television ("SMATV") systems, often enter into exclusive agreements with apartment building owners or homeowners' associations which preclude franchised cable television operators from serving residents of such private complexes. However, the 1984 Cable Act gives franchised cable operators the right to use existing compatible easements within their franchise areas upon nondiscriminatory terms and conditions. Accordingly, where there are preexisting compatible easements, cable operators may not be unfairly denied access or discriminated against with respect to the terms and conditions of access to those easements. There have been conflicting judicial decisions interpreting the scope of the access right granted by the 1984 Cable Act, particularly with respect to easements located entirely on private property. Further, while a franchised cable television system typically is obligated to extend service to all areas of a community regardless of population density or economic risk, a SMATV system may confine its operation to small areas that are easy to serve and more likely to be profitable. Under the 1996 Act, SMATV systems can interconnect non-commonly owned buildings without having to comply with local, state and federal regulatory requirements that are imposed upon cable systems providing similar services, as long as they do not use public rights-of-way. The U.S. Copyright Office has concluded that SMATV systems are "cable systems" for purposes of qualifying for the compulsory copyright license established for cable systems by federal law.

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

         The FCC has recently allocated a sizable amount of spectrum in the 31 Ghz band for use by a new wireless service, Local Multipoint Distribution Service ("LMDS"), which among other uses, can deliver over 100 channels of digital programming directly to consumers' homes. The FCC proposes to auction this spectrum to the public this fall, with cable operators and local telephone companies restricted in their participation in this auction. The extent to which the winning licenses in this service will use this spectrum in particular regions of the country to deliver multichannel video programming to subscribers, and therefore provide competition for franchised cable systems, is at this time uncertain.

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

      Employees

         At June 7, 1997, there were 3,154 full-time employees of the Company, Olympus, and the Managed Partnerships, of which 116 employees were covered by collective bargaining agreements at three locations. The Company considers its relations with its employees to be good.

      Legislation and Regulation

         The Company's existing and anticipated businesses are regulated by the FCC, some state governments and most local governments. In addition, various legislative and regulatory proposals under consideration from time to time by Congress and various federal agencies may materially affect the Company's existing and anticipated businesses. The following is a summary of federal laws and regulations affecting the growth and operation of the Company's existing and anticipated businesses and a description of certain state and local laws.

Cable Television/Federal Laws and Regulations

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

         Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act")

         On October 5, 1992, Congress enacted the 1992 Cable Act. This legislation effected significant changes to the legislative and regulatory environment in which the cable industry operates. It amended the 1984 Cable Act in many respects. The 1992 Cable Act became effective on December 4, 1992, although certain provisions, most notably those dealing with rate regulation and retransmission consent, became effective at later dates. The legislation also required the FCC to initiate a number of rulemaking proceedings to implement various provisions of the statute. The 1992 Cable Act allows for a greater degree of regulation on the cable industry with respect to, among other things:
(i) cable system rates for both basic and certain nonbasic services, (ii) programming access and exclusivity arrangements, (iii) access to cable channels by unaffiliated programming services, (iv) leased access terms and conditions,
(v) horizontal and vertical ownership of cable systems, (vi) customer service requirements, (vii) franchise renewals, (viii) television broadcast signal carriage and retransmission consent, (ix) technical standards, (x) subscriber privacy, (xi) consumer protection issues, (xii) cable equipment compatibility,
(xiii) obscene or indecent programming and (xiv) requiring subscribers to subscribe to tiers of service other than basic service as a condition of purchasing premium services. Additionally, the legislation encourages competition with existing cable systems by allowing municipalities to own and operate their own cable systems without having to obtain a franchise, preventing franchising authorities from granting exclusive franchises or unreasonably refusing to award additional franchises covering an existing cable system's service area and prohibiting the common ownership of cable systems and co-located MMDS or SMATV systems. The 1992 Cable Act also precludes video programmers affiliated with cable television companies from favoring cable operators over competitors and requires such programmers to sell their programming to other multichannel video distributors. This provision may limit the ability of cable programming suppliers to offer exclusive programming arrangements to cable television companies. A number of provisions in the 1992 Cable Act relating to, among other things, rate regulation, have had a negative impact on the cable industry and the Company's business.

      Telecommunications Act of 1996

         The 1996 Act significantly revised the federal regulatory structure. As it pertains to cable television, the 1996 Act, among other things, (i) eliminates the regulation of certain nonbasic programming services in 1999, (ii) expands the definition of effective competition, the existence of which displaces rate regulation, (iii) eliminates the restriction against the ownership and operation of cable systems by telephone companies within their local exchange service areas and (iv) liberalizes certain of the FCC's cross-ownership restrictions. The FCC has been conducting a number of rulemaking proceedings in order to implement many of the provisions of the 1996 Act.

FCC Regulation

         The FCC, the principal federal regulatory agency with jurisdiction over cable television, has promulgated regulations covering such areas as the registration of cable systems, cross-ownership between cable systems and other communications businesses, carriage of television broadcast programming, consumer education and lockbox enforcement, origination cablecasting and sponsorship identification, children's programming, the regulation of basic cable service rates in areas where cable systems are not subject to effective competition, signal leakage and frequency use, technical performance, maintenance of various records, equal employment opportunity, and antenna structure notification, marking and lighting. The FCC has the authority to enforce these regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities often used in connection with cable operations. Furthermore, the 1992 Cable Act required the FCC to adopt regulations covering, among other things, cable rates, signal carriage, consumer protection and customer service, leased access, indecent programming, programmer access to cable television systems, programming agreements, technical standards, consumer electronics equipment compatibility, ownership of home wiring, program exclusivity, equal employment opportunity, and various aspects of direct broadcast satellite system ownership and operation. The 1996 Act requires certain changes to various provisions of these regulations. A brief summary of the most material federal regulations as adopted to date follows.

      Rate Regulation

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

         The FCC's regulations set standards for the regulation of basic and nonbasic cable service rates (other than per-channel or per-program services). The FCC's original rules became effective on September 1, 1993. The rules have been amended several times. The rate regulations adopt a benchmark price cap system for measuring the reasonableness of existing basic and nonbasic service rates, and a formula for future rate increases based on inflation and increases in certain costs. Alternatively, cable operators have the opportunity to make cost-of-service showings which, in some cases, may justify rates above the applicable benchmarks. The rules also require that charges for cable-related equipment (e.g., converter boxes and remote control devices) and installation services be unbundled from the provision of cable service and based upon actual costs plus a reasonable profit. Local franchising authorities and/or the FCC are empowered to order a reduction of existing rates which exceed the benchmark level for either basic and/or nonbasic cable services and associated equipment, and refunds could be required. The retroactive refund period for basic cable service rates is limited to one year. A significant number of franchising authorities have become certified by the FCC to regulate the rates charged by the Company for basic cable service and for associated equipment. The Company's ability to implement rate increases consistent with its past practices will likely be limited by the regulations that the FCC has adopted.

      Carriage of Broadcast Television Signals

         The 1992 Cable Act contains new mandatory carriage requirements. These new rules allow commercial television broadcast stations which are "local" to a cable system (i.e., the system is located in the station's Area of Dominant Influence), to elect every three years whether to require the cable system to carry the station, subject to certain exceptions, or whether the cable system will have to negotiate for "retransmission consent" to carry the station. Local, noncommercial television stations are also given mandatory carriage rights, subject to certain exceptions, within the larger of (i) a 50 mile radius from the station's city of license or (ii) the station's Grade B contour (a measure of signal strength). Unlike commercial stations, noncommercial stations are not given the option to negotiate retransmission consent for the carriage of their signal. In addition, cable systems will have to obtain retransmission consent for the carriage of all "distant" commercial broadcast stations, except for certain "superstations," (i.e., commercial satellite-delivered independent stations such as WTBS). The 1992 Cable Act also eliminated, effective December 4, 1992, the FCC's regulations requiring the provision of input selector switches. The statutory must-carry provisions for noncommercial stations became effective on December 4, 1992. Must-carry rules for both commercial and noncommercial stations and retransmission consent rules for commercial stations were adopted by the FCC on March 11, 1993. The must-carry requirement for commercial stations went into effect on June 2, 1993, and any stations for which retransmission consent had not been obtained (other than must-carry stations, non-commercial stations and superstations) had to be dropped as of October 6, 1993. The most recent election between must-carry and retransmission consent for local commercial television broadcast stations was on October 1, 1996. A number of stations previously carried by the Company's cable television systems elected retransmission consent. The Company was able to reach agreements with broadcasters who elected retransmission consent and has therefore not been required to pay cash compensation to broadcasters for retransmission consent or been required by broadcasters to remove broadcast stations from the cable television channel line-ups. The Company has, however, agreed to carry some services (e.g., ESPN2 and a new service by FOX) in specified markets pursuant to retransmission consent arrangements which it believes are comparable to those entered into by most other large cable operators.

      Channel Set-Asides

         The 1984 Cable Act permits local franchising authorities to require cable operators to set aside certain channels for public, educational and governmental access programming. The Company believes that none of the Systems' franchises contain unusually onerous access requirements. The 1984 Cable Act further requires cable systems with thirty-six or more activated channels to designate a portion of their channel capacity for commercial leased access by unaffiliated third parties. While the 1984 Cable Act presently allows cable operators substantial latitude in setting leased access rates, the 1992 Cable Act requires leased access rates to be set according to a formula determined by the FCC. The FCC has recently revised the existing rate formula in a way which will significantly lower the rates cable operators have been able to charge. It is possible that such leased access will result in competition to services offered by the Company on the other channels of its cable systems.

      Competing Franchises

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

      Cross-Ownership

         The 1996 Act repealed the 1984 Cable Act's prohibition on LECs providing video programming directly to customers within their local exchange telephone service areas, except in rural areas or by specific waiver of FCC rules. The 1996 Act also authorized LECs to operate "open video systems" without obtaining a local cable franchise, although LECs operating such systems can be required to make payments to local governmental bodies in lieu of cable franchise fees. Where demand exceeds channel capacity, up to two-thirds of the channels on an "open video system" must be available to programmers unaffiliated with the LEC.

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

         Pursuant to the 1992 Cable Act, the FCC has imposed limits on the number of cable systems which a single cable operator can own. In general, no cable operator can have an attributable interest in cable systems which pass more than 30% of all homes nationwide. Attributable interests for these purposes include voting interests of 5% or more (unless there is another single holder of more than 50% of the voting stock), officerships, directorships and general partnership interests. The FCC has stayed the effectiveness of these rules pending the outcome of the appeal from the U.S. District Court decision holding the multiple ownership limit provision of the 1992 Cable Act unconstitutional.

         The FCC has also adopted rules which limit the number of channels on a cable system which can be occupied by programming in which the cable system's owner has an attributable interest. The limit is 40% of all activated channels.

      Franchise Transfers

         The 1992 Cable Act requires franchising authorities to act on any franchise transfer request submitted after December 4, 1992 within 120 days after receipt of all information required by FCC regulations and by the franchising authority. Approval is deemed to be granted if the franchising authority fails to act within such period.

      Technical Requirements

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

      Pole Attachments

         The FCC currently regulates the rates and conditions imposed by certain public utilities for use of their poles, unless under the Federal Pole Attachments Act, state public service commissions are able to demonstrate that they regulate rates, terms and conditions of the cable television pole attachments. A number of states (including Massachusetts, Michigan, New Jersey, New York, Ohio and Vermont) and the District of Columbia have certified to the FCC that they regulate the rates, terms and conditions for pole attachments. In the absence of state regulation, the FCC administers such pole attachment rates through use of a formula which it has devised and from time to time revises. The 1996 Act directs the FCC to adopt a new rate formula for any attaching party, including cable systems, which offers telecommunications services. This new formula will result in significantly higher attachment rates for cable systems which choose to offer such services.

      Other Matters

         FCC regulation also includes matters regarding a cable system's carriage of local sports programming; restrictions on origination and cablecasting by cable system operators; application of the rules governing political broadcasts; customer service; home wiring; and limitations on advertising contained in nonbroadcast children's programming.

      Copyright

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

         Various bills have been introduced into Congress over the past several years that would eliminate or modify the cable television compulsory license. At the request of Congress, the Copyright Office has commenced an inquiry into possible revisions of the compulsory license. Without the compulsory license, cable operators might need to negotiate rights from the copyright owners for each program carried on each broadcast station in the channel lineup. Such negotiated agreements could increase the cost to cable operators of carrying broadcast signals. The 1992 Cable Act's retransmission consent provisions expressly provide that retransmission consent agreements between television broadcast stations and cable operators do not obviate the need for cable operators to obtain a copyright license for the programming carried on each broadcaster's signal.

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

Cable Television/State and Local Regulation

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

         Various proposals have been introduced at the state and local levels with regard to the regulation of cable television systems, and a number of states have adopted legislation subjecting cable television systems to the jurisdiction of centralized state governmental agencies, even to the exclusion of local community regulation. Some of these states regulate jointly and impose regulation of a character similar to that of a public utility. Attempts in other states to regulate cable television systems are continuing and can be expected to increase. Such proposals and legislation may be preempted by federal statute and/or FCC regulation. To date, the states in which the Company operates that have enacted such state level regulation are New York, New Jersey, Massachusetts and Vermont. The Company cannot predict whether other states in which it currently operates, or in which it may acquire systems, will engage in such regulation in the future.

         The foregoing does not purport to describe all present and proposed federal, state and local regulations and legislation relating to the cable television industry. Other existing federal regulations, copyright licensing and, in many jurisdictions, state and local franchise requirements currently are the subject of a variety of judicial proceedings, legislative hearings and administrative and legislative proposals which could change, in varying degrees, the manner in which cable television systems operate. Neither the outcome of these proceedings nor their impact upon the cable television industry or the Company can be predicted at this time.

Telephony and Telecommunications/Federal Laws and Regulations

         The 1996 Act also alters federal, state and local laws and regulations regarding telecommunications providers and services, including the Company, and creates a favorable environment in which the Company may provide telephone and other telecommunications services and facilities. The following is a summary of the key provisions of the 1996 Act that could materially affect the telecommunications business of the Company.

         The 1996 Act was intended to promote the provision of competitive telephone services and facilities by cable television companies and others. The 1996 Act declares that no state or local laws or regulations may prohibit or have the effect of prohibiting the ability of any entity to provide any interstate or intrastate telecommunications service. States are authorized to impose "competitively neutral" requirements regarding universal service, public safety and welfare, service quality, and consumer protection. The 1996 Act further provides that cable operators and affiliates providing telecommunications services are not required to obtain a separate franchise from local franchising authorities ("LFAs") for such services. An LFA may not order a cable operator or affiliate to discontinue providing telecommunications services or discontinue operating its cable system on the basis that it has failed to obtain a separate franchise or renewal for the provision of telecommunications services. The 1996 Act prohibits LFAs from requiring cable operators to provide telecommunications service or facilities as a condition of the grant of a franchise, franchise renewal, or franchise transfer, except that LFAs may seek "institutional networks" as part of such franchise negotiations.

         The 1996 Act provides that, when cable operators provide telecommunications services, LFAs may require reasonable, competitively neutral compensation for management of the public rights-of-way. The LFA must publicly disclose such compensation requirements.

         The Company believes that it qualifies as a connecting carrier under federal law and therefore does not need FCC certification to provide intrastate service. In the event that it is determined that the Company must seek FCC certification, the Company believes that such certification will be granted by the FCC in a timely manner. The Company may be required to file certain tariffs and reports with the FCC.

      Interconnection and Other Telecommunications Carrier Obligations

         To facilitate the entry of new telecommunications providers (including cable operators), the 1996 Act imposes interconnection obligations on all telecommunications carriers. All carriers must interconnect their networks with other carriers and must not deploy network features and functions that interfere with interoperability. LECs also have a set of separate identified obligations beyond those that apply to new entrants: (i) good faith negotiation with those seeking interconnection, (ii) unbundling, equal access and non-discrimination requirements, (iii) resale of services, including "resale at wholesale rates,"
(iv) notice of changes in the network that would affect interconnection and interoperability and (v) physical collocation unless shown that practical technical reasons, or space limitations, make physical collocation impractical.

         Under the 1996 Act, individual interconnection rates must be just and reasonable, based on cost, and may include a reasonable profit. Traffic termination charges shall be "mutual and reciprocal." The 1996 Act permits carriers to agree on a "bill and keep" system, but does not require such a system.

         The 1996 Act contemplates that interconnection agreements will be negotiated by the parties and submitted to a state public service commission ("SPSC") for approval. A SPSC may become involved, at the request of either party, if negotiations fail. If the state regulator refuses to act, the FCC may determine the matter. If the SPSC acts, an aggrieved party's remedy is to file a case in federal district court. The 1996 Act provides for a rural exemption to interconnection requests, but also provides that the exception does not apply where a cable operator makes an interconnection request of a rural LEC within the operator's franchise area.

         The 1996 Act requires that all telecommunications providers (including cable operators that provide telecommunications services) must contribute equitably to a Universal Service Fund ("USF"), and the FCC may exempt an interstate carrier or class of carriers if their contribution would be minimal under the USF formula. The 1996 Act allows states to determine which intrastate telecommunications providers contribute to the USF. The 1996 Act prohibits geographic end user rate de-averaging to protect rural subscribers' rates.

      FCC Interconnection Order

         The FCC recently released its First Report and Order to effectuate the interconnection provisions of the 1996 Act. In general, the FCC's First Report and Order appears favorable to the promotion of competition at the local level. To summarize, the FCC first has asserted broad federal jurisdiction over interconnection issues and the power to bind both state and local governments. The FCC also has established procedures for the negotiation, arbitration and resolution of interconnection agreements. It also has stated that new entrants essentially always benefit from the terms of subsequent interconnection agreements entered into by a given LEC with third parties and cannot waive their "most favored nation" rights in this respect. The FCC also has specified the manner in which actual physical interconnection must be made available to new entrants and, in this connection, has specified the manner in which rates charged to new entrants for physical interconnection must be calculated. The FCC also has set forth the manner in which LECs must make essential network elements available to new entrants for resale, again including the manner in which actual rates are to be calculated.

         The FCC Report and Order is subject to Petitions for Reconsideration filed at the FCC and Petitions for Review consolidated before the United States Court of Appeals for the Eighth Circuit. Additionally, the Eighth Circuit has granted a stay of the pricing and "most favored nation" provisions of the First Report and Order. The pricing provisions establish price ceilings and default prices for interconnection elements, and the "most favored nation" provision allows carriers to request the LEC to make available to them on the same terms and conditions, any interconnection, service or network element contained in an approved agreement to which the LEC is a party. The stay is limited to certain FCC rules. None of the provisions of the 1996 Act has been stayed. Various parties filed petitions to modify the stay with the Eighth Circuit. On November 1, 1996, the Eighth Circuit modified the stay to exclude certain non-pricing portions of the rules that primarily relate to wireless telecommunications providers. The outcome of these proceedings could affect and impair the Company's ability to provide competitive local exchange services.

Internet Services/Federal Laws and Regulations

         Transmitting indecent material via the Internet was made criminal by the 1996 Act. However, on-line access providers are exempted from criminal liability for simply providing interconnection service; they are also granted an affirmative defense from criminal or other action where in "good faith" they restrict access to indecent materials. These provisions have been challenged in federal court. The 1996 Act further exempts on-line access providers from civil liability for actions taken in good faith to restrict access to obscene, excessively violent or otherwise objectionable material.

Telephony and Telecommunications/State Law and Regulation

         Adelphia's nonconsolidated joint venture, Olympus Communications, L.P., has systems in Florida. In 1995, the Florida Legislature amended Chapter 362 of Florida Statutes by enacting "An Act Relating to Local Exchange Telecommunications Companies" ("Florida Act") (Chapter 362, Fl. Stat. (1995)). This new law substantially altered Florida law regarding telecommunications providers and services, such as Olympus. The following is a summary of the key provisions of the Florida Act and associated Florida Public Service Commission ("PSC") actions that could materially affect Olympus' telecommunications business.

      The Florida Act

         The Florida Act vests in the PSC virtually exclusive jurisdiction over intrastate telecommunications matters. The Florida Act limits municipalities to taxation of certain telecommunications services or management of long distance carriers' occupation of local rights-of-way. The Florida Act further directs the PSC to employ flexible regulatory treatment to ensure the widest possible range of telecommunications services, and provides that new entrants such as the Company are subject to a lesser level of regulatory oversight than LECs.

      PSC Actions

         Pursuant to the Florida Act (and the 1996 Act and the FCC's First Report and Order), the PSC is conducting several proceedings to address competitive issues. To summarize, pursuant to the Florida Act, the PSC has adopted rules requiring certification of CLEC Interexchange Telecommunications Service Providers; Operator Service Providers; Alternative Access Vendor Services; and Shared Tenant Services Providers. The Florida Act provides that the PSC shall grant certification to applicants upon a showing of sufficient technical, financial, and managerial capability to provide service in the geographic area proposed to be served. The Company believes that Olympus meets the statutory requirements for PSC certification for any type of intrastate telecommunications service provider, and that any such application process should be completed expeditiously. In addition, like the 1996 Act, the Florida Act requires LECs to interconnect with certified CLECs. Approximately fourteen interconnection agreements have been reached between LECs and CLECs to date, while approximately five CLECs have requested PSC arbitration of stalled agreements. The PSC is obligated under the Florida Act to arbitrate any disputes in no more than 120 days from date of request. As well, the PSC has ordered BellSouth, the state's largest LEC, to unbundle eight network elements for resale by CLECs, and the PSC has ordered favorable interim rates for these elements. The PSC has not yet adopted an order resolving wholesale discounts associated with local service resale.

         Based on the foregoing, the Company believes that the Florida Act and actions of the PSC to date reflect a generally favorable legal and regulatory environment for new entrants, such as Olympus, to intrastate telecommunications in Florida.

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

         Hyperion's fiber optic cable, fiber optic telecommunications equipment and other properties and equipment used in its networks, are owned or leased. Fiber optic cable plant used in providing service is primarily on or under public roads, highways or streets, with the remainder being on or under private property. As of March 31, 1997, Hyperion's total telecommunications equipment in service consists of fiber optic telecommunications equipment, fiber optic cable, furniture and fixtures, leasehold improvements and construction in progress. Such properties do not lend themselves to description by character and location of principal units.

ITEM 3.  LEGAL PROCEEDINGS

         There are no material pending legal proceedings, other than routine litigation incidental to the business, to which the Company or any of its subsidiaries is a part of or to which any of their property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year 1997.

Executive Officers of the Registrant

         The executive officers of the Company, first elected to hold their respective positions on July 1, 1986 following the reorganization of the Company as a holding company, serve at the discretion of the Board of Directors.

         The executive officers of the Company are:


            NAME                 AGE                   POSITION

John J. Rigas                     72                  Chairman, Chief Executive Officer, President and Director

Michael J. Rigas                  43                  Executive Vice President, Operations and Director

Timothy J. Rigas                  40                  Executive Vice President, Chief Financial Officer, Chief
                                                      Accounting Officer, Treasurer and Director

James P. Rigas                    39                  Executive Vice President, Strategic Planning and Director

Daniel R. Milliard                49                  Senior Vice President, Secretary and Director


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

         James P. Rigas is Executive Vice President, Strategic Planning of Adelphia and is a Vice President of its subsidiaries, and also serves as Chief Executive Officer of Hyperion. Since February 1986, Mr. Rigas has served as a Senior Vice President, Vice President or other officer of the constituent entities which became wholly-owned subsidiaries of Adelphia upon its formation in 1986, as well as the cable television operating companies acquired by the Company which were wholly or partially owned by members of the Rigas Family. Among his business activities, Mr. Rigas is a member of the Board of Directors of Cable Labs. Mr. Rigas graduated from Harvard University (magna cum laude) in 1980 and received a Juris Doctor degree and an M.A. degree in Economics from Stanford University in 1984. From June 1984 to February 1986, he was a consultant with Bain & Co., a management consulting firm.

         Daniel R. Milliard is Senior Vice President and Secretary of Adelphia and its subsidiaries, and also serves as President of Hyperion. Since 1982, Mr. Milliard served as Vice President, Secretary and/or General Counsel of Adelphia and the constituent entities which became wholly-owned subsidiaries of Adelphia, as well as the cable television operating companies acquired by the Company which were wholly or partially owned by members of the Rigas Family. He served as outside general counsel to the Company's predecessors from 1979 to 1982. Mr. Milliard graduated from American University in 1970 with a Bachelor of Science degree in Business Administration. He received an M.A. degree in Business from Central Missouri State University in 1971, where he was an Instructor in the Department of Finance, School of Business and Economics, from 1971-1973, and received a Juris Doctor degree from the University of Tulsa School of Law in 1976. He is a Director of Citizens Bancorp., Inc. in Coudersport, Pennsylvania and President of the Board of Directors of Charles Cole Memorial Hospital.

Other Principal Employees

         Orby G. Kelley, 65, joined the Company in 1986 and currently holds the position of Vice President of Administration/Labor Relations. From 1981 until joining the Company, Mr. Kelley served as Vice President Human Resources--Columbus Operations for Warner Amex Cable Communications, Inc. Prior to that time he served in a similar capacity for Colony Communications, Inc. and Landmark Communications, Inc. Mr. Kelley received his B.A. degree from Old Dominion University in 1958 and his M.B.A. from California Western University in 1980.

         Daniel Liberatore, 46, has been Vice President of Engineering since 1986. He is responsible for technical operations, engineering and related supervisory and management functions for the Company Systems. Mr. Liberatore received a B.S. degree in Electrical Engineering from West Virginia University and a Masters Degree in Engineering Management from the University of Massachusetts. He previously served as director of engineering for Warner Amex Cable Communications, Inc. from June 1982 until joining the Company. From December 1980 to June 1982, Mr. Liberatore served as a Project Administrator for Warner Amex Cable Communications, Inc.

         James R. Brown, 34, joined the Company in 1984 and currently holds the position of Vice President of Finance. Mr. Brown graduated with a B.S. degree in Industrial and Management Engineering from Rensselaer Polytechnic Institute in 1984.

         Randall D. Fisher, 45, joined the Company in 1991 and is Vice President, General Counsel and Assistant Corporate Secretary. Previously Mr. Fisher was in private practice with the Washington, D.C. law firm of Baraff, Koerner, Olender & Hochberg, P.C. Mr. Fisher earned his J.D. from Texas Tech University. He received a Masters Degree in Public Administration from Midwestern University in Wichita Falls, Texas, and a B.A. degree in Journalism from the University of Texas at Austin.

         Jack A. Olson, 42, joined the Company in 1982 and currently holds the position of Vice President of Media Development. Mr. Olson has held various sales and marketing positions with the Company and is currently responsible for the sale of television advertising and the development and sales of other media related services. Prior to joining the Company, Mr. Olson was a partner in a family owned contract sales and marketing firm consulting to the cable industry.

         John B. Glicksman, 37, joined the Company in February 1992 and currently holds the position of Deputy General Counsel for Operations. Previously Mr. Glicksman was in private practice with the Washington, D.C. law firms of Leventhal, Senter & Lerman; Fleischman and Walsh; and Howrey & Simon. Mr. Glicksman received his J.D. degree, with honors, from The National Law Center, George Washington University, Washington, D.C. and his B.A. degree, with high honors, from Trinity College, Hartford, Connecticut.

         Larry Brett, 44, joined the Company in May 1995 and currently holds the position of Corporate Director of Operations for the Florida cluster. Mr. Brett was employed by TeleCable Corporation, a cable television operator, from 1979 to 1995 and last served as Vice President, Regional Operations, from 1982 to 1995. Mr. Brett received a B.B.A. degree in finance and economics from Emory University in 1974 and an M.B.A. degree from the University of Virginia's Darden School in 1979.

         Colin H. Higgin, 36, joined the Company in November 1992 as Deputy General Counsel and Assistant Secretary. Mr. Higgin was an associate at Proskauer Rose Goetz & Mendelsohn from 1991 to 1992 and Latham & Watkins from 1987 to 1991. Mr. Higgin graduated from the University of Pennsylvania, Wharton School, with a B.S. degree in Economics in 1983 and received his J.D. from Indiana University in 1987.

         William C. Kent, 46, joined the Company in August 1994 as Corporate Director of Operations for the New England, Ohio and Virginia clusters. From 1993 to 1994, Mr. Kent served as a consultant to the Multi-Media Services Group of Southern New England Telephone. From 1991 to 1992, he served as Director of Operations for the Providence, Rhode Island cable system for Times Mirror. Mr. Kent was also employed by Viacom, Inc., a worldwide entertainment and media concern, for seven years and last served as General Manager of a cable system. He received a B.A. degree in English from Wittenberg University in 1973 and an M.B.A. degree from Cleveland State University in 1981.

         Michael C. Mulcahey, CPA, 39, joined the Company in 1991 and currently holds the position of Director of Accounting and Assistant Treasurer. From 1987 to 1991, Mr. Mulcahey held accounting and tax positions with the Syracuse office of Coopers & Lybrand. Mr. Mulcahey received his B.A. in Political Science from State University of New York at Buffalo in 1980 and his M.B.A. from Eastern Washington University in 1985.

         James M. Kane, CPA, 34, joined the Company in April 1992 and currently holds the position of Director of Finance. From 1989 to 1992, Mr. Kane served in accounting and consulting positions with Price Waterhouse in Pittsburgh. From 1984 to 1987, Mr. Kane served in accounting positions with Coopers & Lybrand in Pittsburgh. Mr. Kane received his B.S. degree in Accounting from Pennsylvania State University in 1984 and his M.B.A. from Carnegie Mellon's Graduate School of Industrial Administration in 1989.

         Robert G. Wahl, 55, joined the Company in May 1990 and was appointed to his present position of Corporate Director of Operations for the Western New York, Eastern Pennsylvania, Western Pennsylvania and Coastal New Jersey clusters in June 1994. From 1990 to 1994, Mr. Wahl served as General Manager of the Company's Northeast system and, from 1992 to 1994, he also acted as Pittsburgh Regional Manager. Prior to his employment with the Company, he served as Manager of the Horvitz Newspapers, Inc., in Troy, New York. Mr. Wahl graduated from John Carroll University in Cleveland with a B.S. degree in Business Administration in 1963.

         Charles R. Drenning, 51, is Senior Vice President, Engineering Operations of Hyperion. Prior to joining Hyperion, Mr. Drenning was a District Sales Manager for Penn Access Corporation, a competitive access provider in Pittsburgh, Pennsylvania. In addition, he has over 22 years experience with AT&T and the Bell System, where he served in a number of executive level positions in sales and marketing, accounting, data processing, research and development, and strategic planning. Mr. Drenning began his career with AT&T as a member of the technical staff of Bell Laboratories in Columbus, Ohio. His seven years of research work at the laboratories included both hardware and software development for central office switching equipment. Mr. Drenning holds a B.S. in Electrical Engineering and an M.S. in Computer Information Science from Ohio State University. He is a member of the Pennsylvania Technical Institute and IEEE.

         Paul D. Fajerski, 48, is Senior Vice President, Marketing and Sales of Hyperion. Prior to joining Hyperion, Mr. Fajerski was a District Sales Manager for Penn Access Corporation. In addition, he has over 13 years experience with AT&T and the Bell System where he served in a number of executive level positions in sales and marketing. Mr. Fajerski holds a B.S. in Business Administration from the College of Steubenville.

         Randolph S. Fowler, 45, is Senior Vice President, Business Development and Regulatory Affairs of Hyperion. Prior to joining Hyperion, Mr. Fowler was Vice President of Marketing for Penn Access Corporation. He previously served for four years as Director of Technology Transfer and Commercial Use of Space in two NASA-sponsored technology transfer programs. In addition, he has over 17 years experience with AT&T and the Bell System, where he served in a number of executive level positions in sales and marketing, operations, human resources, business controls, and strategy development. Mr. Fowler holds a B.S. in Business Administration from the University of Pittsburgh. He has developed and taught courses in Marketing, Network Management, and Regulation for the University of Pittsburgh's Graduate Program in Telecommunications. Mr. Fowler is a contributing author for the Encyclopedia of Telecommunications.

         Edward E. Babcock, Jr., CPA, 34, is Vice President, Finance of Hyperion. Mr. Babcock joined Adelphia in May 1995 and previously held the position of Director of Financial Administration and Chief Accounting Officer of Adelphia. Prior to joining Adelphia, Mr. Babcock was the Vice President of Finance and Administration of Pure Industries. Before joining Pure Industries, Mr. Babcock spent eight years with the Pittsburgh office of Deloitte & Touche LLP. Mr. Babcock received his B.S. degree in Accounting from The Pennsylvania State University in 1984.

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

                                                CLASS A COMMON STOCK

       QUARTER ENDED:                    HIGH                         LOW
       June 30, 1995                  $  10 3/4                   $  7 1/2
       September 30, 1995             $  11 1/4                   $  8 1/4
       December 31, 1995              $   9 3/4                   $  6 1/4
       March 31, 1996                 $   8 7/8                   $  6 1/4
       June 30, 1996                  $   7 7/8                   $  6 9/16
       September 30, 1996             $  11                       $  6 1/2
       December 31, 1996              $  10 1/4                   $  5 3/4
       March 31, 1997                 $   7 1/8                   $  5 3/8



         As of June 18, 1997, there were approximately 171 holders of record of Adelphia's Class A Common Stock. As of June 18, 1997, two record holders were registered clearing agencies holding Class A Common Stock on behalf of participants in such clearing agencies.

         No established public trading market exists for Adelphia's Class B Common Stock. As of the date hereof, the Class B Common Stock was held of record by seven persons, principally members of the Rigas Family, including a Pennsylvania general partnership all of whose partners are members of the Rigas Family. The Class B Common Stock is convertible into shares of Class A Common Stock on a one-to-one basis. As of June 18, 1997 the Rigas Family owned 99.1% of the outstanding Class B Common Stock.

         Adelphia has never paid a cash dividend on its common stock and anticipates that for the foreseeable future any earnings will be retained for use in its business. The ability of Adelphia to pay cash dividends on its common stock is limited by the provisions of its indentures. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources."

         On February 10, 1997, the Company issued 766,871 shares of Class A Common Stock to Small Cities Cable of Newport, Inc. and Small Cities Cable Television, L.P., as partial consideration valued at approximately $5,000,000 for the acquisition of certain cable television systems in Vermont by the Company. This issuance was made in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

ITEM 6.  SELECTED FINANCIAL DATA
(Dollars in thousands, except per share amounts)

         The selected consolidated financial data as of and for each of the five years in the period ended March 31, 1997 have been derived from the audited consolidated financial statements of the Company. This data should be read in conjunction with the consolidated financial statements and related notes thereto as of March 31, 1996 and 1997 and for each of the three years in the period ended March 31, 1997 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K. The statement of operations data with respect to fiscal years ended March 31, 1993 and 1994, and the balance sheet data at March 31, 1993, 1994 and 1995 have been derived from audited consolidated financial statements of the Company not included herein. The statements of operations and balance sheet data as of and for each of the four years ended March 31, 1997 of Hyperion have been derived from audited consolidated financial statements of Hyperion not included herein. The unaudited information of Hyperion for the fiscal year ended March 31, 1993 is derived from other Hyperion information.


                                                                                          Year Ended March 31,
                                                                       1993          1994         1995         1996        1997
Statements of Operations Data:
Revenues                                                            $ 305,222    $ 319,045    $ 361,505    $ 403,597    $ 472,778
Direct operating and programming expenses                              82,377       90,547      106,993      124,116      148,982
Selling, general and administrative expenses                           49,468       52,801       63,487       68,357       81,763
Depreciation and amortization                                          90,406       89,402       97,602      111,031      124,066
Rate regulation charge                                                   --           --           --          5,300         --


Operating income                                                       82,971       86,295       93,423       94,793      117,967
Interest income from affiliates                                         5,216        9,188       11,112       10,623        8,367
Other income (expense)                                                  1,447         (299)       1,453         --           --
Priority investment income from Olympus                                22,300       22,300       22,300       28,852       42,086
Cash interest expense                                                (164,695)    (180,456)    (180,942)    (194,403)    (199,332)
Noncash interest expense                                                 (164)      (1,680)     (14,756)     (16,288)     (41,360)
Equity in loss of joint ventures                                      (46,841)     (30,054)     (44,349)     (46,257)     (59,169)
Gain on sale of investments                                              --           --           --           --         12,151


Loss before income taxes, extraordinary loss and
cumulative effect of change in accounting                             (99,766)     (94,706)    (111,759)    (122,680)    (119,290)
principle (a)

Income tax (expense) benefit                                           (3,143)      (2,742)       5,475        2,786          358

Loss before extraordinary loss and cumulative effect
of change in accounting principle                                    (102,909)     (97,448)    (106,284)    (119,894)    (118,932)

Extraordinary loss on early retirement of debt                        (14,386)        (752)        --           --        (11,710)
Cumulative effect of change in accounting for
income taxes (a)                                                      (59,500)     (89,660)        --           --           --


Net loss                                                            $(176,795)   $(187,860)   $(106,284)   $(119,894)   $(130,642)


Loss per weighted average share of common stock
before extraordinary loss and cumulative effect
of change in accounting principle                                       (6.80)       (5.66)       (4.32)       (4.56)       (4.50)

Net loss per weighted average share of common stock                    (11.68)      (10.91)       (4.32)       (4.56)       (4.94)

Cash dividends declared per common share                            $    --      $    --      $    --      $    --      $    --


                                                                                March 31,
                                                   1993           1994            1995            1996            1997
Balance Sheet Data:
Adelphia excluding Hyperion
Total Assets                               $      945,277  $    1,059,081  $    1,244,079  $    1,332,310  $    1,469,225
Total Debt                                      1,726,285       1,773,743       1,986,069       2,124,618       2,328,364
Hyperion
Total Assets                                        4,316          14,765          23,212          35,269         174,601
Total Debt                                          4,814          19,968          35,541          50,855         215,675
Adelphia
Total Assets                                      949,593       1,073,846       1,267,291       1,367,579       1,643,826
Total Debt                                      1,731,099       1,793,711       2,021,610       2,175,473       2,544,039

                                                                              Year Ended March 31,
                                                             1993         1994          1995        1996         1997
Other Data and Financial Ratios:
Adelphia excluding Hyperion
Revenues                                                $   305,133  $   318,628  $   359,776  $   400,275  $   467,690
Affiliate interest and priority investment income            27,516       31,488       33,412       39,475       50,453
EBITDA (b)                                                  203,191      209,894      228,067      250,451      297,610
Interest expense                                           (164,859)    (179,972)    (192,377)    (204,603)    (212,315)
Capital expenditures                                         69,025       72,797       89,232       94,005       93,482
Total debt to EBITDA (c)                                       8.34         8.46         8.51         8.29         7.64
EBITDA to total interest expense (e)                           1.23         1.17         1.19         1.22         1.40
EBITDA margin(d)                                               66.6%        65.9%        63.4%        62.6%        63.6%

Hyperion
Revenues                                                $        89  $       417  $     1,729  $     3,322  $     5,088
Affiliate interest and priority investment income              --           --           --           --           --
EBITDA (b)                                                     (851)      (1,958)      (2,177)      (2,452)      (5,124)
Interest expense                                               --         (2,164)      (3,321)      (6,088)     (28,377)
Capital expenditures                                          1,950        3,097        2,850        6,084       36,127
Total debt to EBITDA (c)                                      (2.88)      (11.09)       (9.09)      (25.63)      (32.68)
EBITDA to total interest expense (e)                           --           (.90)        (.66)        (.40)       (0.18)
EBITDA margin (d)                                            (956.2%)     (469.5%)     (125.9%)      (73.8%)     (100.7%)

Adelphia
Revenues                                                $   305,222  $   319,045  $   361,505  $   403,597  $   472,778
Affiliate interest and priority investment income            27,516       31,488       33,412       39,475       50,453
EBITDA (b)                                                  202,340      207,936      225,890      247,999      292,486
Interest expense                                           (164,859)    (182,136)    (195,698)    (210,691)    (240,692)
Capital expenditures                                         70,975       75,894       92,082      100,089      129,609
Cash provided by operating activities                         1,275       26,952       48,936       64,287       34,794
Cash used for investing activity                           (163,425)    (197,088)    (247,275)    (189,462)    (322,047)
Cash provided by financing activities                       189,648      205,540      129,309      130,939      337,983
Total debt to EBITDA (c)                                       8.41         8.53         8.65         8.35         8.53
EBITDA to total interest expense (e)                           1.23         1.14         1.15         1.18         1.22
EBITDA margin (d)                                              66.3%        65.2%        62.5%        61.4%        61.9%

(a) "Cumulative Effect of Change in Accounting Principle" refers to a change in accounting principle for Olympus and the Company. Effective January 1, 1993 and April 1, 1993, respectively, Olympus and the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires an asset and liability approach for financial accounting and reporting for income taxes. The adoption of SFAS No. 109 resulted in the cumulative recognition of an
      additional liability by Olympus and the Company of $59,500 and $89,660, respectively.


(b) Earnings before interest expense, income taxes, depreciation and amortization, equity in net loss of joint ventures, other noncash charges, extraordinary loss and cumulative effect of change in accounting principle ("EBITDA"). EBITDA includes affiliate interest and priority investment income on the Company's investment in Olympus, although there can be no assurance that such priority investment income will be available to the Company in the future. EBITDA and similar measurements of cash flow are commonly used in the cable television industry to analyze and compare cable television companies on the basis of operating performance, leverage and liquidity. While EBITDA is not an alternative indicator of operating performance to operating income or an alternative to cash flows from operating activities as a measure of liquidity as defined by generally accepted accounting principles, and, while EBITDA may not be comparable to other similarly titled measures of other companies, the Company's management believes EBITDA is a meaningful measure of performance as substantially all of the Company's financing agreements contain financial covenants based on EBITDA.


(c) Based on total debt outstanding at the end of the period, divided by annualized EBITDA for the quarter ending the period presented, the Company believes that this presentation is consistent with covenant tests which limit the incurrance of indebtedness in certain of the Company's loan agreements and that this ratio is commonly used for the cable television industry as a measure of leverage.


(d) Percentage represents EBITDA divided by revenues.


(e) Based on EBITDA for the period presented divided by interest expense recorded for the applicable period.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS
(Dollars in thousands)

      Results of Operations

General

         Adelphia earned substantially all of its revenues in each of the last three fiscal years from monthly subscriber fees for basic, satellite, premium and ancillary services (such as installations and equipment rentals), local and national advertising sales, pay-per-view programming, home shopping networks and competitive local exchange carrier ("CLEC") services.

         The changes in Adelphia's results of operations for the years ended March 31, 1996 and 1997, compared to the respective prior year, were primarily the result of acquisitions, expanding existing cable television operations and the impact of increased advertising sales and other service offerings as well as an increase in cable rates, effective October 1, 1995 and August 1, 1996.

         The high level of depreciation and amortization associated with the significant number of acquisitions in recent years, the recent upgrading and expansion of systems, interest costs associated with financing activities and Hyperion Telecommunications, Inc.'s ("Hyperion") continued investment in the CLEC business will continue to have a negative impact on the reported results of operations. Also, significant charges for depreciation, amortization and interest are expected to be incurred in the future by the Olympus joint venture, which will also adversely impact Adelphia's future results of operations. Adelphia expects to report net losses for the next several years.

         An 88% owned unrestricted subsidiary of the Company, Hyperion, together with its subsidiaries owns certain investments in CLEC joint ventures and manages those ventures. Hyperion is an unrestricted subsidiary for purposes of the Company's indentures. Excluding the impact of Hyperion's operating results, the Company's EBITDA (see definition below) would increase by $2,177, $2,452 and $5,124 for the years ended March 31, 1995, 1996 and 1997, respectively. On April 15, 1996, Hyperion realized net proceeds of $168,600 upon issuance of notes and warrants (see Liquidity and Capital Resources).

         The following table is derived from Adelphia's consolidated financial statements that are included in this Annual Report on Form 10-K and sets forth the historical percentage relationship to revenues of the components of operating income contained in such financial statements for the periods indicated.


                                               Percentage of Revenues
                                                Year Ended March 31,
                                             1995      1996      1997

Revenues                                     100.0%    100.0%    100.0%

Operating Expenses:
Direct operating and programming              29.6      30.8      31.5
Selling, general and administrative           17.6      16.9      17.3
Depreciation and amortization                 27.0      27.5      26.2
Rate regulation                               --         1.3      --

Operating Income                              25.8%     23.5%     25.0%

Comparison of the Years Ended March 31, 1995, 1996 and 1997
      Revenues


The primary revenue sources reflected as a percentage of total revenues were as follows:

                                                   Year Ended March 31,
                                            1995          1996        1997

Regulated service and equipment fees...      73%           73%          74%
Premium programming fees...............      12%           12%          12%
Advertising sales and other services...      15%           15%          14%


         Revenues increased approximately 11.6% for the year ended March 31, 1996 and 17.1% for the year ended March 31, 1997 compared with the respective prior fiscal year. The increases were attributable to the following:


                                                Year Ended March 31,
                                                   1996      1997

Acquisitions                                        36%       41%
Basic subscriber growth                             20%        7%
Rate increases                                      20%       39%
Advertising sales and other services                24%       13%


         Effective October 1, 1995 and August 1, 1996, certain rate increases related to regulated cable services were implemented in substantially all of the Company's Systems. No rate increases were implemented during the 1995 fiscal year. Advertising revenues and revenues derived from other strategic service offerings such as paging and CLEC services also had a positive impact on revenues for the year ended March 31, 1997.

         Direct Operating and Programming Expenses. Direct operating and programming expenses, which are mainly basic and premium programming costs and technical expenses, increased 16.0% and 20.0% for the years ended March 31, 1996 and 1997, respectively, compared with the respective prior year. Such increases were primarily due to increased operating expenses from acquired systems, increased programming costs and incremental costs associated with increased subscribers. Because of regulatory limitations on the timing and extent to which cost increases may be passed on to customers, direct operating and programming expenses have increased at a greater rate than corresponding revenue increases. As a result of recent FCC regulatory rulemaking decisions, the Company intends to continue its systematic program of rate increases to reverse this trend.

         Selling, General and Administrative Expenses. These expenses, which are mainly comprised of costs related to system offices, customer service representatives, and sales and administrative employees, increased 7.7% and 19.6% for the years ended March 31, 1996 and 1997, respectively, compared with the respective prior year. The increases were primarily due to incremental costs associated with acquisitions and subscriber growth. For the year ended March 31, 1996, selling, general and administrative expenses decreased as a percentage of revenues compared to the prior year, primarily due to the favorable impact on revenues of the above mentioned October 1, 1995 rate increases. For the year ended March 31, 1997, selling, general and administrative expenses remained relatively flat as a percentage of revenues compared to the prior year.

         Depreciation and Amortization. Depreciation and amortization was higher for the years ended March 31, 1996 and 1997, compared with the respective prior year, primarily due to increased depreciation and amortization related to acquisitions consummated during the years ended March 31, 1995, 1996 and 1997 as well as increased capital expenditures made during the past several years.

         Rate Regulation Expenses. The fiscal year ended March 31, 1996 includes a $5,300 charge representing management's estimate of the total costs associated with the resolution of subscriber rate disputes. Such costs include (i) an estimate of credits to be extended to customers in future periods of up to $2,700, (ii) legal and other costs incurred during the two fiscal years ended March 31, 1997, and (iii) an estimate of legal and other costs to be incurred associated with the ultimate resolution of this matter. On May 1, 1997, the Company reached a settlement with the FCC regarding such rate disputes. Management expects the amount recorded in the year ended March 31, 1996 to be adequate to cover the settlement.

         Priority Investment Income. Priority investment income is comprised of payments received from Olympus of accrued priority return on the Company's investment in PLP Interests in Olympus. Priority investment income increased during the years ended March 31, 1996 and 1997 as compared with the respective prior year due to increased payments by Olympus.

         EBITDA. EBITDA (earnings before interest expense, income taxes, depreciation and amortization, equity in net loss of joint ventures, other non-cash charges, extraordinary loss and cumulative effect of change in accounting principle) amounted to $225,890, $247,999 and $292,486 for the years ended March 31, 1995, 1996 and 1997, respectively. The increases of 9.8% and 17.9% for the years ended March 31, 1996 and 1997, compared with the respective prior fiscal year are primarily due to the acquisition of cable systems, subscriber rate increases and increased priority investment income from Olympus. Increased revenues and operating expenses for the years ended March 31, 1996 and 1997, compared with the respective prior year, primarily reflect the impact of acquisitions and rate increases during fiscal 1996 and 1997. While EBITDA is not an alternative to operating income or an alternative to cash flows from operating activities as a measure of liquidity, as defined by generally accepted accounting principles and, while EBITDA may not be comparable to other similarly titled measures of other companies, the Company's management believes EBITDA is a meaningful measure of performance as substantially all of the Company's financing agreements contain financial covenants based on EBITDA.

         Interest Expense. Interest expense increased approximately 7.7% and 14.2% for the years ended March 31, 1996 and 1997, respectively, compared with the respective prior year. For the year ended March 31, 1996, interest expense increased due to incremental debt outstanding during the year, partially offset by a decrease in the average interest rate on outstanding debt during fiscal 1996 compared with the prior fiscal year. Approximately 27% of the increase in interest expense in fiscal 1996 as compared with the prior year was attributable to incremental debt related to acquisitions. Approximately 72% of the increase in interest expense in fiscal 1997 as compared with the prior year was attributable to the issuance of the Hyperion 13% Senior Discount Notes. Interest expense includes non-cash accretion of original issue discount and non-cash interest expense totaling $14,756, $16,288 and $41,360 for the years ended March 31, 1995, 1996 and 1997, respectively. The increase in non-cash interest for the year ended March 31, 1997 is primarily due to the accretion of original issue discount related to the Hyperion 13% Senior Discount Notes.

         Equity in Loss of Joint Ventures. The equity in loss of joint ventures represents primarily (i) the Company's pro rata share of Olympus' losses and the accretion requirements of Olympus' preferred limited partner interests, and (ii) Hyperion's pro rata share of its less than majority owned partnerships' operating losses. The increase in the loss during the year ended March 31, 1996, compared with the prior year, is due to an increase in the losses of certain investments in the CLEC business in which the Company is a less than majority partner partially offset by improved operating performance in Olympus. The increase in the loss during the year ended March 31, 1997, compared with the prior year, is primarily due to increased priority return payments made by Olympus and an increase in the losses of certain Hyperion CLEC joint ventures, partially offset by improved operating performance by Olympus.

         Gain on Sale of Investments. On May 16, 1996, Hyperion completed the sale of its 15.7% partnership interest in TCG South Florida to Teleport Communications Group Inc. for an aggregate sales price of $11,618 resulting in a gain of $8,405. On January 23, 1997, the Company received 284,245 shares of Republic Industries, Inc. Common Stock in exchange for its interest in Commonwealth Security, Inc. ("Commonwealth") for an aggregate sales price of $9,315 resulting in a gain of $3,746.

         Extraordinary Loss on Early Retirement of Debt. During the year ended March 31, 1997, certain bank indebtedness was repaid and a portion of the 12 1/2% Senior Notes due 2002 was reacquired resulting in an extraordinary loss on retirement of debt. The amount pertaining to the repayment of bank debt was $2,079, which primarily represents the write-off of the remaining deferred debt financing costs associated with the debt retired. The amount pertaining to the 12 1/2% Senior Notes was $9,631, which represents the excess of reacquisition cost over the net carrying value of the related debt.

         Net Loss. The Company reported net losses of $106,284, $119,894 and $130,642 for the years ended March 31, 1995, 1996 and 1997, respectively. The increase in net loss of $13,610 in fiscal 1996 when compared with the prior year was due primarily to an increase in interest expense and the impact of rate regulation expenses, partially offset by increased operating income and priority investment income from Olympus. The increase in net loss of $10,748 in fiscal 1997 when compared with the prior year was due primarily to an increase in interest expense, extraordinary loss on early retirement of debt and equity in net loss of joint ventures, partially offset by increased operating income, priority investment income from Olympus and the gain on sale of investments.

      Hyperion Telecommunications, Inc.

         An 88% owned unrestricted subsidiary of the Company, Hyperion, together with its subsidiaries, owns certain investments in CLEC joint ventures and manages those ventures. Hyperion is an unrestricted subsidiary for purposes of the Company's indentures. On April 15, 1996, Hyperion realized net proceeds of $168,600 upon the issuance of notes and warrants (see "Liquidity and Capital Resources"). For further information regarding Hyperion, see Hyperion's filings pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934.


        Summarized financial information of Adelphia, Hyperion and Adelphia excluding Hyperion is as follows:

                                                                 Adelphia                             Adelphia
                                                                excluding                            excluding
                                          Adelphia    Hyperion   Hyperion     Adelphia    Hyperion    Hyperion

                                                         As of and for the Year Ended March 31,
                                                       1996                                 1997
                                         ----------------------------           ---------------------------

Total debt                               $2,175,473  $   50,855  $2,124,618  $2,544,039  $  215,675  $2,328,364

Revenues                                 $  403,597  $    3,322  $  400,275  $  472,778  $    5,088  $  467,690
Operating expenses:
Direct operating and
programming                                 124,116       2,690     121,426     148,982       3,432     145,550
Selling, general, and
administrative                               68,357       3,084      65,273      81,763       6,780      74,983
Affiliate interest and priority
investment income                            39,475        --        39,475      50,453        --        50,453

EBITDA(a)                                $  247,999  $   (2,452) $  250,451  $  292,486  $   (5,124) $  297,610
Interest expense                           (210,691)     (6,088)   (204,603)   (240,692)    (28,377)   (212,315)
Capital expenditures                       (100,089)     (6,084)    (94,005)   (129,609)    (36,127)    (93,482)
Cash paid for acquisitions                  (60,804)       --       (60,804)   (143,412)     (5,040)   (138,372)
Cash used for investments                   (24,333)    (12,815)    (11,518)    (51,415)    (34,769)    (16,646)


                                                               For the Three Months Ended March 31,
                                                              1996                            1997
                                             -----------------------------         ---------------------------

Revenues                                 $  107,137  $      826  $  106,311  $  122,203  $    1,477  $  120,726
Operating expenses:
Direct operating and
programming                                  33,898         812      33,086      40,516       1,093      39,423
Selling, general, and
administrative                               17,396         709      16,687      20,631       2,044      18,587
Affiliate interest and priority
investment income                            11,875         --       11,875      13,511        --        13,511

EBITDA(a)                                $   67,718  $     (695) $   68,413  $   74,567  $   (1,660) $   76,227
Interest expense                            (51,532)     (1,910)    (49,622)    (59,928)     (7,618)    (52,310)
Capital expenditures                        (27,644)     (1,611)    (26,033)    (43,194)    (21,177)    (22,017)
Cash paid for acquisitions                  (42,958)        --      (42,958)     (7,042)        --       (7,042)
Cash used for investments                   (10,548)     (3,718)     (6,830)    (14,665)    (11,371)     (3,294)

(a) Earnings before interest expense, income taxes, depreciation and amortization, equity in loss of joint ventures and other non-cash charges ("EBITDA"). While EBITDA is not an alternative indicator of operating performance to operating income or an alternative to cash flows from operating activities as a measure of liquidity, as defined by generally accepted accounting principles, and, while EBITDA may not be comparable to other similarly titled measures of other companies, the Company's management believes EBITDA is a meaningful measure of performance as substantially all of the Company's financing agreements contain financial covenants based on EBITDA.

Liquidity and Capital Resources

         The cable television business is capital intensive and typically requires continual financing for the construction, modernization, maintenance, expansion and acquisition of cable systems. During the three fiscal years in the period ended March 31, 1997, the Company committed substantial capital resources for these purposes and for investments in Olympus, CLEC joint ventures and other affiliates and entities. These expenditures were funded through long-term borrowings and internally generated funds. The Company's aggregate outstanding borrowings as of March 31, 1997 were $2,544,039. The Company's ability to generate cash to meet its future needs will depend generally on its results of operations and the continued availability of external financing.

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

         Capital expenditures for Adelphia without Hyperion for the years ended March 31, 1995, 1996 and 1997 were $89,232, $94,005 and $93,482, respectively.
Capital expenditures including Hyperion for the years ended March 31, 1995, 1996 and 1997 were $92,082, $100,089 and $129,609, respectively. The increase in capital expenditures for fiscal 1995, 1996 and 1997, compared to each respective prior year, was primarily due to the acceleration of the rebuilding of plant using fiber-to-feeder technology. See "Business--Competitive Local Exchange Services." The Company expects the capital expenditures for fiscal 1998 to be in a range similar to fiscal 1997.

         Financing Activities. The Company's financing strategy has been to maintain its public long-term debt at the parent holding company level while the Company's consolidated subsidiaries have their own senior and subordinated credit arrangements with banks and insurance companies and Hyperion has also issued public long-term debt. The Company's ability to generate cash adequate to meet its future needs will depend generally on its results of operations and the continued availability of external financing. During the three-year period ended March 31, 1997, the Company generally funded its working capital requirements, capital expenditures, and investments in Olympus, CLEC joint ventures and other affiliates and entities through long-term borrowings primarily from banks, short-term borrowings, internally generated funds and the issuance of public debt and equity and Hyperion public debt. The Company generally has funded the principal and interest obligations on its long-term borrowings from banks and insurance companies by refinancing the principal with new loans or through the issuance of parent and subsidiary company debt securities, and by paying the interest out of internally generated funds. Adelphia has funded the interest obligations on its public borrowings from internally generated funds.

         Most of Adelphia's directly-owned subsidiaries have their own senior credit agreements with banks and/or insurance companies. Typically, borrowings under these agreements are collateralized by the stock in and, in some cases, by the assets of the borrowing subsidiary and its subsidiaries and, in some cases, are guaranteed by such subsidiary's subsidiaries. At March 31, 1997, an aggregate of $1,055,500 in borrowings was outstanding under these agreements. These agreements contain certain provisions which, among other things, provide for limitations on borrowings of and investments by the borrowing subsidiaries, transactions between the borrowing subsidiaries and Adelphia and its other subsidiaries and affiliates, and the payment of dividends and fees by the borrowing subsidiaries. Several of these agreements also contain certain cross-default provisions relating to Adelphia or other subsidiaries. These agreements also require the maintenance of certain financial ratios by the borrowing subsidiaries. In addition, at March 31, 1997, an aggregate of $104,000 subordinated and unsecured borrowings by Adelphia's subsidiaries was outstanding under credit agreements containing limitations and restrictions similar to those mentioned above. See Note 3 to the Adelphia Communications Corporation consolidated financial statements. Management believes the Company is in compliance with the financial covenants and related financial ratio requirements contained in its various credit agreements, based on operating results for the three months ended March 31, 1997. In addition, as of March 31, 1997, Hyperion had outstanding $329,000 aggregate principal amount at maturity of 13% Senior Discount Notes due 2003, with a carrying amount of $187,173, which were issued under an indenture dated April 15, 1996.

         At March 31, 1997, Adelphia's subsidiaries had an aggregate of $209,154 in unused credit lines with banks, which includes $24,500 also available to Olympus and the Managed Partnerships, part of which is subject to achieving certain levels of operating performance. In addition, the Company had an aggregate $61,539 in cash and cash equivalents at March 31, 1997 which combined with the Company's unused credit lines with banks aggregated to $274,539. The Company has the ability to pay interest on its 9 1/2% Senior Pay-In-Kind Notes by issuing additional notes totaling approximately $40,365 in lieu of cash interest payments from April 1, 1997 through February 15, 1999. Based upon the results of operations of subsidiaries for the quarter ended March 31, 1997, approximately $360,230 of available assets could have been transferred to Adelphia at March 31, 1997, under the most restrictive covenants of the subsidiaries' credit agreements. The subsidiaries also have the ability to sell, dividend or distribute certain assets to other subsidiaries or Adelphia, which would have the net effect of increasing availability. At March 31, 1997, the Company's unused credit lines were provided by reducing revolving credit facilities whose revolver periods expire through September 30, 2004. The Company's scheduled maturities of debt are currently $164,931 for fiscal 1998.

         At March 31, 1997, the Company's total outstanding debt aggregated $2,544,039, which included $1,184,209 of parent company debt and $1,359,830 of subsidiary debt. Bank debt interest rates are based upon one or more of the following rates at the option of Adelphia: prime rate plus 0% to 1.5%; certificate of deposit rate plus 1.25% to 2.75%; or Eurodollar (or London Interbank Offered) rate plus 1% to 2.5%. The Company's weighted average interest rate on notes payable to banks and institutions was approximately 8.83% at March 31, 1997, compared to 8.36% at March 31, 1996. At March 31, 1997, approximately 45.5% of subsidiary debt was subject to fixed interest rates for at least one year under the terms of such debt or applicable interest rate swap agreements. Approximately 67.1% of the Company's total indebtedness is at fixed interest rates as of March 31, 1997.

         Adelphia has entered into interest rate swap agreements and interest rate cap agreements with banks and affiliates to reduce the impact of changes in interest rates on its debt. Adelphia enters into pay-fixed agreements to effectively convert a portion of its variable-rate debt to fixed-rate debt. Adelphia enters into receive-fixed agreements to effectively convert a portion of its fixed-rate debt to variable-rate debt which is indexed to LIBOR. Interest rate cap agreements are used to reduce the impact of increases in interest rates on variable rate debt. Adelphia is exposed to credit loss in the event of nonperformance by the banks and the affiliates. The Company does not expect any such nonperformance. At March 31, 1997, Adelphia would have had to pay approximately $7,632 to settle its interest rate swap and cap agreements, representing the excess of carrying cost over fair market value of these agreements. During fiscal 1996, the Company received $11,526 upon termination of several interest rate swap agreements having a stated notional principal amount of $270,000. The amount received will be amortized as a reduction of interest expense through November 1998. Also during fiscal 1996, the Company received $4,900 and assumed the obligations as a counterparty under certain interest rate swap agreements with Olympus. These interest rate swap agreements have a notional principal amount of $140,000 and expire through November 1998.

         In May 1994, Adelphia purchased on the open market $10,000 of its 10 1/4% Senior Notes due 2000 at a price of 94.5% of face value plus accrued interest.

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

         On April 15, 1996, Hyperion realized proceeds, net of discounts, commissions and other transaction costs, of $168,600 upon issuance of $329,000 aggregate principal amount of 13% Senior Discount Notes (the "Hyperion Senior Notes") due April 15, 2003 and 329,000 warrants to purchase an aggregate of 613,427 shares of common stock of Hyperion expiring April 1, 2001. Proceeds of $11,087 were allocated to the value of the warrants. If all warrants were exercised, the warrants would represent approximately 5.71% of the common stock of Hyperion on a fully diluted basis. Proceeds, net of discounts, commissions, and other transaction costs, were used to repay certain indebtedness to Adelphia, to make loans to certain key Hyperion officers and will be used to fund Hyperion's expansion of its existing markets, to complete construction of new networks and to enter additional markets, including related capital expenditures, working capital requirements, operating losses and investments in joint ventures.

         On February 26, 1997, Adelphia issued $350,000 of 9 7/8% Senior Notes (the "Senior Notes") in a private placement. Net proceeds, after payment of transaction costs, of approximately $340,000 were used to reduce amounts outstanding on Adelphia's subsidiaries' notes payable to banks and to purchase, redeem or otherwise retire a portion of Adelphia's 12 1/2% Senior Notes due 2002. Interest is payable semi-annually commencing September 1, 1997. The Senior Notes are unsecured and are due March 1, 2007. Holders of the Senior Notes have the right to require Adelphia to redeem their Senior Notes at 100% upon a Change of Control (as defined in the Indenture). The indenture also provides for payment to the note holders of liquidated damages of up to 2% per annum of the Senior Notes principal if Adelphia does not file a registration statement, or cause such registration statement to become effective within a prescribed time period, with respect to an offer to exchange the Senior Notes for a new issue of debt securities registered under the Securities Act of 1933, with terms substantially the same as those of the Senior Notes. The new issue of debt securities is expected to be recorded at the same carrying value as the Senior Notes and, accordingly, no gain or loss is expected to be recognized.

         Acquisitions. On April 12, 1994, Adelphia purchased for $15,000 (i) convertible preferred units in Niagara Frontier Hockey, L.P. (the "Sabres Partnership"), which owns the Buffalo Sabres National Hockey League Franchise, convertible to a 34% equity interest, and (ii) warrants allowing Adelphia to increase its interest to 40%. Adelphia has also advanced $16,000 to the Sabres Partnership in the form of 14% convertible capital funding notes. The Sabres Partnership manages and receives allocations of profits, losses and distributions from the Marine Midland Arena, a new sports and entertainment facility. Adelphia believes this investment will be a competitive advantage in the Buffalo cable television market.

         On May 12, 1994, Adelphia invested $3,000 for a 20% interest in SuperCable ALK International, a cable operator in Caracas, Venezuela. In April 1994, Adelphia invested $4,200 in Commonwealth in exchange for an 8.75%, $4,200 convertible note and warrants. Pursuant to a merger of Commonwealth with Republic Industries, Inc. ("Republic") on January 23, 1997, the Company received 284,425 shares of Republic Common Stock in exchange for its interest in Commonwealth resulting in a gain of $3,746.

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

         On November 8, 1994, Page Call, a company 49.9% owned by Adelphia, was a successful bidder for three regional narrowband PCS licenses, covering 62% of the country's population. Page Call was recently established to develop a nationwide paging service. Page Call's aggregate final bid for the three licenses was $52,900, an amount reduced to $31,800 due to its "designated entity" status. On June 11, 1997, Adelphia announced the sale of its interest in Page Call for a total of $16,500 in cash and Series A Convertible Preferred Stock of Arch Communications Group, Inc. This transaction is subject to normal closing conditions and regulatory approval.

         On December 27, 1994, Adelphia exchanged its existing investment in Tele-Media Investment Partnership, L.P. ("TMIP") with a Managed System for a note in the amount of $13,000. No gain or loss was recognized as a result of this exchange.

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

         On July 12, 1996, Adelphia acquired all of the cable systems of First Carolina Cable TV, L.P. These systems served approximately 32,500 subscribers at the date of acquisition primarily located in Vermont and were purchased for an aggregate price of $48,500. The acquisition of these systems has been accounted for using the purchase method of accounting. The consolidated statements of operations and cash flows include the operations of the acquired systems since July 12, 1997.

         On February 10, 1997, Adelphia acquired the assets of Small Cities Cable Television, L.P. and Small Cities Cable Television, Inc. These cable systems served approximately 6,000 subscribers at the date of acquisition primarily located in Vermont and were purchased for an aggregate price of $12,000 made up of Class A common stock and cash. The acquisition of these systems has been accounted for using the purchase method of accounting. The consolidated statements of operations and cash flows include the operations of the acquired systems since February 10, 1997.

         On November 11, 1996 Adelphia entered into a definitive agreement for the purchase of cable systems from Booth Communications Company. These systems will be acquired for an aggregate of $54,500 comprised of approximately 3.5 million shares of Adelphia's Class A Common Stock and $29,500 cash and serve approximately 25,800 subscribers in the Virginia cities of Blacksburg and Salem. The acquisition, which will be accounted for under the purchase method of accounting, is expected to close in fiscal 1998.

         On May 20, 1997, Adelphia and its affiliates and Time Warner Cable companies entered into agreements involving a trade of cable systems in seven states covering approximately 250,000 subscribers, an exchange of interests in four Competitive Local Exchange Carrier ("CLEC") networks in New York state, and cash. Adelphia will exchange its systems serving 67,600 subscribers primarily in the Mansfield, Ohio area for systems owned by Time Warner cable companies serving 72,400 subscribers adjacent to systems owned or managed by Adelphia in Virginia, New England and New York. Also, Hyperion has agreed with a Time Warner company to an exchange of interests in four CLEC networks in New York. In this transaction, Hyperion will increase its interests in its Buffalo and Syracuse CLEC networks to 50% and 100%, respectively, and eliminate its interests in the Albany and Binghamton networks. Certain affiliates managed by Adelphia will exchange systems serving 49,700 subscribers in Syracuse, New York and Henderson, North Carolina for Time Warner cable systems serving 57,900 subscribers adjacent to systems owned or managed by Adelphia in western Pennsylvania and Virginia. Consummation of this transaction is subject to certain closing conditions and regulatory approval.

         On June 6, 1997, Adelphia signed a letter of intent to establish a partnership into which Tele-Communications, Inc., ("TCI") will contribute its cable systems in Buffalo, New York; Erie, Pennsylvania; and Ashtabula and Lake County, Ohio totaling 166,000 subscribers, and Adelphia will contribute its Western New York and Lorain, Ohio systems, totaling 298,000 subscribers. Upon closing of the transaction, TCI will hold a minority interest in the partnership. Adelphia will manage the partnership and expects to consolidate the partnership's results for financial reporting purposes. The venture will serve approximately 464,000 customers.

         Olympus. During the year ended March 31, 1995, the Company made net investments in and advances to Olympus totaling $1,966. Such investments and advances provided funds to Olympus for capital expenditures, for the repayment of debt and for working capital. During the years ended March 31, 1996 and 1997, the Company received net distributions and advances from Olympus totaling $45,599 and $9,012, respectively. During the years ended March 31, 1995, 1996 and 1997, the Company received priority investment income from Olympus of $22,300, $28,852 and $42,086, respectively.

         On February 28, 1995, Olympus entered into a Liquidation Agreement with the Gans Family ("Gans"), an Olympus limited partner. Under this Liquidation Agreement, Gans agreed to exchange their redeemable limited partner interests in Olympus for the remaining 15% of the common stock of Northeast held by Olympus. Concurrently with the closing of the Liquidation Agreement, ACP Holdings, Inc. ("ACP," a wholly owned subsidiary of Adelphia and managing general partner of Olympus), Olympus, Telesat and certain shareholders of Adelphia entered into an investment agreement (the "Telesat Investment Agreement") whereby Telesat contributed to Olympus substantially all of the assets associated with certain cable television systems, serving approximately 50,000 subscribers in southern Florida, in exchange for general and limited partner interests of $5, Senior Limited Partner ("SLP") interests of $20,000 and $112,500 of newly issued 16.5% preferred limited partner ("PLP") interests.

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

         Managed Partnerships. On September 29, 1993, the Board of Directors of the Company authorized the Company to make loans in the future to the Managed Partnerships up to an amount of $50,000. During the years ended March 31, 1995 and 1996, the Company made advances in the net amount of $10,028 and $14,859, respectively, to these and other related parties, primarily for capital expenditures and working capital purposes. During the year ended March 31, 1997, the Managed Partnerships and other related parties repaid advances in the net amount of $34,250.

         During fiscal 1995, the Company sold its investment in TMIP to Syracuse Hilton Head Holdings, L.P. ("SHHH"), an affiliate of the Company, for $13,000. On January 31, 1995, a wholly owned subsidiary of Adelphia received a $20,000 preferred investment from SHHH to facilitate the acquisition of cable properties.

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

Recent Accounting Pronouncements

         Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"), has been issued and is effective for periods ending after December 15, 1997, with early application not permitted. The general requirements of SFAS No. 128 are designed to simplify the computation of earnings per share. The new statement requires a calculation of basic and diluted earnings per share. The adoption of this statement is not expected to have any effect on the Company's calculation of earnings per share.

Inflation

         In the three fiscal years in the period ended March 31, 1997, inflation did not have a significant effect on the Company. Periods of high inflation could have an adverse effect to the extent that increased borrowing costs for floating-rate debt may not be offset by increases in subscriber rates. At March 31, 1997, after giving effect to interest rate hedging agreements, approximately $631,775 of the Company's total debt was subject to floating interest rates.

Olympus

         The Company serves as the managing general partner of Olympus and, as of March 31, 1997, held $5 of voting general partnership interests representing, in the aggregate, 50% of the voting interests of Olympus. The Company also held, as of March 31, 1997, approximately $271,546 aggregate principal amount of nonvoting PLP interests in Olympus, which entitle the Company to a 16.5% per annum priority return. The remaining equity in Olympus consists of voting and non-voting partnership interests held by subsidiaries of FPL.

         On February 28, 1995, Olympus entered into a Liquidation Agreement with the Gans family. Under this Liquidation Agreement, Gans agreed to exchange their redeemable limited partner interests in Olympus for the remaining 15% of the common stock of Northeast held by Olympus. Concurrently with the closing of the Liquidation Agreement, ACP, Olympus, Telesat and certain shareholders of Adelphia entered into the Telesat Investment Agreement whereby Telesat contributed to Olympus substantially all of the assets associated with certain cable television systems, serving approximately 50,000 subscribers in southern Florida, in exchange for general and limited partner interests of $5, Special Limited Partner ("SLP") interests of $20,000 and $112,500 of newly issued 16.5% PLP interests.

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

         On May 12, 1995, certain Olympus subsidiaries entered into a $475,000 revolving credit facility with several banks, maturing December 31, 2003. The proceeds at closing were used to repay existing bank debt. At March 31, 1997, $181,000 of unused commitments were available under this credit facility.

         On January 5, 1996, Olympus acquired all of the southeast Florida cable systems of the Leadership Cable division of Fairbanks Communications, Inc., which, at the acquisition date, served approximately 50,000 cable and security monitoring subscribers for a purchase price of $95,800. The purchase price consists of $40,000 in cash and a $70,000 non-interest bearing discount seller note due December 30, 1997. This note was recorded at $55,800 at acquisition and will accrete to the $70,000 face amount. The cash portion of the acquisition price was financed through borrowings under an Olympus credit agreement.

         On November 12, 1996, Olympus issued $200,000 of 10 5/8% Senior Notes (the "Olympus Senior Notes") in a private placement. Net proceeds, after payment of transaction costs, of approximately $195,000 were used to reduce amounts outstanding on Olympus' subsidiaries' notes payable to banks. Interest is payable semiannually commencing May 15, 1997. The Olympus Senior Notes are unsecured and are due November 15, 2006. Olympus may redeem up to $70,000 of the Olympus Senior Notes at 110.625% of principal through November 6, 1999. Commencing November 15, 2001, Olympus may redeem the Olympus Senior Notes in whole or in part at 105.3125% of principal declining annually to par on November 15, 2004. Holders of the Olympus Senior Notes have the right to require Olympus to redeem the Olympus Senior Notes at 101% upon a Change of Control (as defined in the Indenture).

         The Selected Consolidated Financial and Operating Information and Management's Discussion and Analysis of Financial Condition and Results of Operations for Olympus for each of the three years in the period ended December 31, 1996, which appear on pages 29 and 30 and 31 through 37, respectively, of Amendment No. 2 to Registration Statement No. 333-19327 of Olympus Communications, L.P. and Olympus Capital Corporation on Form S-4, are incorporated by reference in this Annual Report on Form 10-K. The supplemental financial data for Olympus for the three months ended March 31, 1996 and 1997, which appears on pages 3 through 5 of the Olympus and Olympus Capital Corporation Form 10-Q for the quarterly period ended March 31, 1997, is incorporated by reference in this Annual Report on Form 10-K.

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

         Rates for basic and cable programming services are set pursuant to a benchmark formula. Alternatively, a cable operator may elect to use a cost-of-service methodology to show that rates for basic and cable programming services are reasonable. Refunds with interest will be required to be paid by cable operators who are required to reduce regulated rates. The FCC has reserved the right to reduce or increase the benchmarks it has established. The rate regulations also limit increases in regulated rates to an inflation indexed amount plus increases in certain costs such as taxes, franchise fees, costs associated with specific franchise requirements and increased programming costs. Cost-based adjustments to these capped rates can also be made in the event a cable operator adds or deletes channels or completes a significant system rebuild or upgrade. On November 10, 1994, the FCC adopted an alternative method for adjusting the rates charged for a cable programming services tier when new services are added. This has allowed cable operators to increase rates by as much as $1.40 plus programming costs, over a three year period ending December 31, 1997 to reflect the addition of up to seven new channels of service on cable programming service tiers. In addition, a new programming tier can be created, the rate for which would not be regulated as long as certain conditions are met, such as not moving services from existing tiers to the new one. Because of the limitation on rate increases for regulated services, future revenue growth from cable services will rely to a much greater extent than has been true in the past on increased revenues from unregulated services and new subscribers than from increases in previously unregulated rates.

         The FCC has adopted regulations implementing all of the requirements of the 1992 Cable Act. The FCC is also likely to continue to modify, clarify or refine the rate regulations. Adelphia cannot predict the effect of the 1996 Act on future rulemaking proceedings or changes to the rate regulations.

         Effective September 1, 1993, as a result of the 1992 Cable Act, Adelphia repackaged certain existing cable services by adjusting rates for basic service and introducing a new method of offering certain cable services. Adelphia adjusted the basic service rates and related equipment and installation rates in all of its systems in order for such rates to be in compliance with the applicable benchmark or equipment and installation cost levels. Adelphia also implemented a program in all of its systems called "CableSelect" under which most of Adelphia's satellite-delivered programming services were offered individually on a per channel basis, or as a group at a price of approximately 15% to 20% below the sum of the per channel prices of all such services. For subscribers who elected to customize their channel lineup, Adelphia provided, for a monthly rental fee, an electronic device located on the cable line outside the home, enabling a subscriber's television to receive only those channels selected by the subscriber. These basic service rate adjustments and the CableSelect program were also implemented in all systems managed by Adelphia. Adelphia believes CableSelect provided increased programming choices to its subscribers while providing flexibility to Adelphia to respond to future changes in areas such as customer demand and programming. Adelphia no longer offers the CableSelect program in any of its systems.

         A letter of inquiry was received by an Olympus system regarding the implementation of this new method of offering services. Olympus responded in writing to the FCC's inquiry. On November 18, 1994, the Cable Services Bureau of the FCC issued a decision holding that the "CableSelect" program was an evasion of the rate regulations and ordered this package to be treated as a regulated tier. This decision, and all other letters of inquiry decisions, were principally decided on the number of programming services moved from regulated tiers to "a la carte" packages. Adelphia appealed this decision to the full Commission which affirmed the Cable Service Bureau's decision. Adelphia has sought reconsideration of the decision. On November 18, 1994, the FCC released amended rules under which, on a prospective basis, any a la carte package will be treated as a regulated tier, except for packages involving premium services. An appeal of this decision to the U.S. Court of Appeals for the D.C. Circuit was unsuccessful.

         On May 1, 1997, the FCC adopted an order approving a settlement agreement between Adelphia and the FCC that resolves pending rate proceedings in 40 communities served by Adelphia in which a la carte packages were created. Under the terms of the agreement, Adelphia is required to make refunds totaling approximately $2,400 (including interest through December 31, 1996), plus additional interest from January 1, 1997 through the date of payment. Adelphia also will be required to reduce its rates in certain communities. Results of operations for the fiscal year ended March 31, 1996 included a $5,300 charge representing management's estimate of the total costs associated with the resolution of this matter. Such costs included, (i) an estimate of credits to be extended to customers in future periods of up to $2,700, (ii) legal and other costs incurred during the fiscal year ended March 31, 1996, and (iii) an estimate of legal and other costs to be incurred associated with the ultimate resolution of this matter. At March 31, 1997, $3,382 of the charge to earnings remained in accrued interest and other liabilities which management believes is adequate to cover the settlement and related costs. While Adelphia cannot predict the ultimate outcome or effect of this matter, management of Adelphia does not expect the ultimate outcome of this matter to have a material adverse effect on Adelphia's financial position and results of operations. Also, no assurance can be given as to what other future actions Congress, the FCC or other regulatory authorities may take or the effects thereof on the Company. The Company is currently unable to predict the effect that the amended regulations, future FCC treatment of a la carte packages or other future FCC rulemaking proceedings will have on its business and results of operations in future periods.

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

         The 1996 Act repealed the prohibition on LECs from providing video programming directly to customers within their local exchange areas other than in rural areas or by specific waiver of FCC rules. The 1996 Act also authorized LECs to operate "open video systems" ("OVS") without obtaining a local cable franchise, although LECs operating such a system can be required to make payments to local governmental bodies in lieu of cable franchise fees. Where demand exceeds capacity, up to two-thirds of the channels on an OVS must be available to programmers unaffiliated with the LEC. The statute states that the OVS scheme supplants the FCC's "video dialtone" rules. The FCC has promulgated rules to implement the OVS concept, and New Jersey Bell has been granted permission to convert its video dialtone authorization to an OVS authorization.

         The Company believes that the provision of video programming by telephone companies in competition with the Company's existing operations could have an adverse effect on the Company's financial condition and results of operations. At this time, the impact of any such effect is not known or estimable.

         DBS service became available to consumers during 1994. A single DBS satellite can provide more than 100 channels of programming. DBS service can be received virtually anywhere in the United States through the installation of a small outdoor antenna. DBS service is being heavily marketed on a nationwide basis by several service providers. The extent to which DBS will be competitive with cable systems will depend on the continued availability of reception equipment and programming at reasonable prices to the consumer.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Not applicable.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements of Adelphia and related notes thereto and independent auditors' report follow.

         The consolidated financial statements of Olympus and related notes thereto and independent auditors' report dated March 26, 1997, appearing on pages F-2 through F-19 of Amendment No. 2 to Registration Statement No. 333-19327 of Olympus Communications, L.P. and Olympus Capital Corporation on Form S-4, are incorporated by reference in this Annual Report on Form 10-K.

                          INDEX TO FINANCIAL STATEMENTS



Independent Auditors' Report                                                45
Consolidated Balance Sheets, March 31, 1996 and 1997                        46
Consolidated Statements of Operations, Years Ended March 31, 1995,
    1996 and 1997                                                           47
Consolidated Statements of Stockholders' Equity (Deficiency),
    Years Ended March 31, 1995, 1996 and 1997                               48
Consolidated Statements of Cash Flows, Years Ended March 31, 1995,
    1996 and 1997                                                           49
Notes to Consolidated Financial Statements                                  50

                          INDEPENDENT AUDITORS' REPORT

Adelphia Communications Corporation:

        We have audited the accompanying consolidated balance sheets of Adelphia Communications Corporation and subsidiaries as of March 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for each of the three years in the period ended March 31, 1997. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Adelphia Communications Corporation and subsidiaries at March 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP



Pittsburgh, Pennsylvania
June 11, 1997

                    ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                     (Dollars in thousands, except per share amounts)

                                                                                         March 31,
ASSETS:                                                                              1996         1997

Cable television systems, at cost, net of accumulated depreciation and amortization:
Property, plant and equipment                                                    $   560,376  $   659,575
Intangible assets                                                                    568,898      650,533
                                                                                  ----------   ----------
Total                                                                              1,129,274    1,310,108

Cash and cash equivalents                                                             10,809       61,539
Investments                                                                           68,147      117,996
Preferred equity investment in Managed Partnership                                    18,338       18,338
Subscriber receivables - net                                                          23,803       24,692
Prepaid expenses and other assets - net                                               52,658       80,355
Related party receivables - net                                                       64,550       30,798
                                                                                  ----------   ----------
Total                                                                            $ 1,367,579  $ 1,643,826
                                                                                 ===========  ===========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY):
Notes payable of subsidiaries to banks and institutions                          $ 1,224,675  $ 1,159,500
12 1/2% Senior Notes due 2002                                                        400,000      277,385
10 1/4% Senior Notes due 2000                                                         99,158       99,322
9 7/8% Senior Notes due 2007                                                            --        347,274
11 7/8% Senior Debentures due 2004                                                   124,502      124,539
9 7/8% Senior Debentures due 2005                                                    128,118      128,255
9 1/2% Senior Pay-In-Kind Notes due 2004                                             180,357      197,897
13% Senior Discount Notes of Unrestricted Subsidiary due 2003                           --        187,173
Other debt                                                                            18,663       22,694
Accounts payable                                                                      66,668       56,961
Subscriber advance payments and deposits                                              14,706       16,004
Accrued interest and other liabilities                                                99,106      127,938
Deferred income taxes                                                                106,209      110,097
                                                                                  ----------   ----------
Total liabilities                                                                  2,462,162    2,855,039
                                                                                  ----------   ----------

Cumulative equity in loss in excess of investment in and amounts due
from Olympus                                                                          33,656       42,668


Commitments and contingencies (Note 4)

Stockholders' equity (deficiency):
Class A Common Stock, $.01 par value, 200,000,000 shares authorized,
15,364,009 and 16,130,880 shares outstanding, respectively                               154          161
Class B Common Stock, $.01 par value, 25,000,000 shares
authorized and 10,944,476 shares outstanding                                             109          109
Additional paid-in capital                                                           214,415      219,408
Accumulated deficit                                                               (1,342,917)  (1,473,559)
                                                                                  ----------   ----------
Total stockholders' equity (deficiency)                                           (1,128,239)  (1,253,881)
                                                                                  ----------   ----------
Total                                                                            $ 1,367,579  $ 1,643,826
                                                                                 ===========  ===========


                            See notes to consolidated financial statements.

                        ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                          (Dollars in thousands, except per share amounts)

                                                                      Year Ended March 31,
                                                                  1995        1996        1997

Revenues                                                      $  361,505  $  403,597  $  472,778
                                                              ----------  ----------  ----------


Operating expenses:
Direct operating and programming                                 106,993     124,116     148,982
Selling, general and administrative                               63,487      68,357      81,763
Depreciation and amortization                                     97,602     111,031     124,066
Rate regulation                                                     --         5,300        --
                                                              ----------  ----------  ----------
Total                                                            268,082     308,804     354,811
                                                              ----------  ----------  ----------

Operating income                                                  93,423      94,793     117,967
                                                              ----------  ----------  ----------

Other income (expense):
Interest income from affiliates                                   11,112      10,623       8,367
Other income                                                       1,453        --          --
Priority investment income from Olympus                           22,300      28,852      42,086
Interest expense                                                (195,698)   (210,691)   (240,692)
Equity in loss of Olympus and other joint ventures               (42,550)    (41,965)    (51,946)
Equity in loss of Hyperion nonconsolidated joint ventures         (1,799)     (4,292)     (7,223)
Gain on sale of investments                                         --          --        12,151
                                                              ----------  ----------  ----------
Total                                                           (205,182)   (217,473)   (237,257)
                                                              ----------  ----------  ----------

Loss before income taxes and extraordinary loss                 (111,759)   (122,680)   (119,290)
Income tax benefit                                                 5,475       2,786         358
                                                              ----------  ----------  ----------

Loss before extraordinary loss                                  (106,284)   (119,894)   (118,932)
Extraordinary loss on early retirement of debt                      --          --       (11,710)
                                                              ----------  ----------  ----------

Net loss                                                      $ (106,284) $ (119,894) $ (130,642)
                                                              ==========  ==========  ==========


Loss per weighted average share of common stock
before extraordinary loss                                     $    (4.32) $    (4.56) $    (4.50)
Extraordinary loss per weighted average share on
early retirement of debt                                            --          --          (.44)
                                                              ----------  ----------  ----------

Net loss per weighted average share of common stock           $    (4.32) $    (4.56) $    (4.94)
                                                              ==========  ==========  ==========

Weighted average shares of common stock outstanding
(in thousands)                                                    24,628      26,305      26,411
                                                              ==========  ==========  ==========


                           See notes to consolidated financial statements.


                                          ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                                        (Dollars in thousands)

                                                     Class A      Class B    Additional                Stockholders'
                                                     Common       Common       Paid-in    Accumulated     Equity
                                                      Stock        Stock       Capital       Deficit    (Deficiency)

Balance, March 31, 1994                            $       135  $       109  $   198,431  $(1,116,739) $  (918,064)


Issuance of Class A Common
Stock on January 10, 1995                                    4         --          3,588         --          3,592

Issuance of Class A Common
Stock on February 28, 1995                                  10         --         14,851         --         14,861

Excess of purchase price of
acquired assets over
predecessor owners' book
value                                                     --           --         (5,680)        --         (5,680)

Net loss                                                  --           --           --       (106,284)    (106,284)
                                                   -----------  -----------  -----------  -----------  -----------

Balance, March 31, 1995                                    149          109      211,190   (1,223,023)  (1,011,575)

Issuance of Class A Common
Stock on April 3, 1995                                       5         --          4,995         --          5,000

Excess of purchase price of
acquired assets over
predecessor owners' book
value                                                     --           --         (1,770)        --         (1,770)

Net loss                                                  --           --           --       (119,894)    (119,894)
                                                   -----------  -----------  -----------  -----------  -----------

Balance, March 31, 1996                                    154          109      214,415   (1,342,917)  (1,128,239)

Issuance of Class A Common
Stock on February 10, 1997                                   7         --          4,993         --          5,000

Net loss                                                  --           --           --       (130,642)    (130,642)
                                                   -----------  -----------  -----------  -----------  -----------

Balance, March 31, 1997                            $       161  $       109  $   219,408  $(1,473,559) $(1,253,881)
                                                   ===========  ===========  ===========  ===========  ===========


                                See notes to consolidated financial statements.



                                  ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (Dollars in thousands)

                                                                               Year Ended March 31,
                                                                        1995          1996           1997

Cash flows from operating activities:
Net loss                                                          $   (106,284) $   (119,894) $   (130,642)

Adjustments to reconcile net loss to net cash provided by
 operating activities:
Depreciation                                                            66,064        70,890        78,328
Amortization                                                            31,538        40,141        45,738
Noncash interest expense                                                14,756        16,288        41,360
Equity in loss of Olympus and other joint ventures                      42,550        41,965        51,946
Equity in loss of Hyperion nonconsolidated joint ventures                1,799         4,292         7,223
Rate regulation                                                           --           2,700          --
Gain on sale of investments                                               --            --         (12,151)
Non-cash portion of extraordinary loss on early
retirement of debt                                                        --            --           3,503
Decrease in deferred income taxes,
net of effects of acquisitions                                          (5,975)       (3,930)         (500)
Changes in operating assets and liabilities, net of effects
 of acquisitions and divestitures:
Subscriber receivables                                                    (478)       (3,370)         (813)
Prepaid expenses and other assets                                      (21,152)      (14,465)      (27,858)
Accounts payable                                                        14,789        23,796        (9,784)
Subscriber advance payments and deposits                                   699        (1,788)        1,298
Accrued interest and other liabilities                                  10,630         7,662       (12,854)
                                                                  ------------  ------------  ------------
Net cash provided by operating activities                               48,936        64,287        34,794
                                                                  ------------  ------------  ------------

Cash flows from investing activities:
Cable television systems acquired                                      (70,256)      (60,804)     (143,412)
Expenditures for property, plant and equipment                         (92,082)     (100,089)     (129,609)
Investments in Hyperion nonconsolidated joint ventures                  (7,526)      (12,815)      (34,769)
Investments in other joint ventures                                    (31,365)      (11,518)      (16,646)
Amounts invested in and advanced to Olympus
and related parties                                                    (46,046)       (4,236)       (9,229)
Proceeds from sale of investment                                          --            --          11,618
                                                                  ------------  ------------  ------------
Net cash used for investing activities                                (247,275)     (189,462)     (322,047)
                                                                  ------------  ------------  ------------

Cash flows from financing activities:
Proceeds from debt                                                     155,314       273,508     1,280,649
Repayments of debt                                                     (38,107)     (138,694)     (933,517)
Costs associated with debt financing                                    (2,759)       (3,875)      (20,236)
Issuance of Class A Common Stock                                        14,861          --            --
Proceeds from Hyperion's issuance of warrants                             --            --          11,087
                                                                  ------------  ------------  ------------
Net cash provided by financing activities                              129,309       130,939       337,983
                                                                  ------------  ------------  ------------

(Decrease) increase in cash and cash equivalents                       (69,030)        5,764        50,730

Cash and cash equivalents, beginning of year                            74,075         5,045        10,809
                                                                  ------------  ------------  ------------

Cash and cash equivalents, end of year                            $      5,045  $     10,809  $     61,539
                                                                  ============  ============  ============


Supplemental disclosure of cash flow activity -
Cash payments for interest                                        $    193,206  $    198,369  $    203,939
                                                      ====================================================

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

         During the years ended March 31, 1995, 1996 and 1997, Adelphia consummated several acquisitions, each of which was accounted for using the purchase method. Accordingly, the financial results of each acquisition have been included in the consolidated results of Adelphia effective with the date acquired. A description of the acquisitions is provided below.

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

         On January 31, 1995, Adelphia acquired a majority equity position in Tele-Media Company of Martha's Vineyard, L.P. ("TMV") for $11,775, a cable system which, at the acquisition date, served approximately 7,000 subscribers located in Martha's Vineyard, Massachusetts.

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

         On February 10, 1997, Adelphia acquired the assets of Small Cities Cable Television, L.P. and Small Cities Cable Television, Inc. (collectively, "Small Cities"). These systems served approximately 6,000 subscribers at the date of acquisition, primarily located in Vermont and were purchased for an aggregate price of $12,000 in cash and Adelphia Class A Common Stock.

      Investment in Olympus Joint Venture Partnership

         The investment in the Olympus joint venture partnership comprises both limited and general partner interests. The general partner interest represents a 50% voting interest in Olympus and is being accounted for using the equity method. Under this method, Adelphia's investment, initially recorded at the historical cost of contributed property, is adjusted for subsequent capital contributions and its share of the losses of the partnership as well as its share of the accretion requirements of the partnership's interests. The limited partner interest represents a preferred interest ("PLP interests") entitled to a 16.5% annual return.

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

      Subscriber Revenues

         Subscriber revenues are recorded in the month the service is provided.

      Property, Plant and Equipment

         Property, plant and equipment are comprised of the following:


                                               1996         1997

Operating plant and equipment             $   863,957  $   969,900
Real estate and improvements                   51,147       68,091
Support equipment                              30,076       28,808
Construction in progress                      105,158      134,403
                                          -----------  -----------
                                            1,050,338    1,201,202
Accumulated depreciation                     (489,962)    (541,627)
                                          -----------  -----------
                                          $   560,376  $   659,575
                                          ===========  ===========



         Depreciation is computed on the straight-line method using estimated useful lives of 5 to 12 years for operating plant and equipment and 3 to 20 years for support equipment and buildings. Additions to property, plant and equipment are recorded at cost which includes amounts for material, applicable labor and overhead, and interest. Capitalized interest amounted to $1,736, $1,766 and $1,727 for the years ended March 31, 1995, 1996 and 1997, respectively.

      Intangible Assets

Intangible assets, net of accumulated amortization, are comprised of the following:

                                                    March 31,
                                                 1996         1997

Purchased franchises                          $  465,983  $  486,887
Goodwill                                          58,377      71,263
Non-compete agreements                            11,240      12,937
Purchased subscriber lists                        33,298      79,446
                                              ----------  ----------
                                              $  568,898  $  650,533
                                              ==========  ==========



         A portion of the aggregate purchase price of cable television systems acquired has been allocated to purchased franchises, purchased subscriber lists, goodwill and non-compete agreements. Purchased franchises and goodwill are amortized on the straight-line method over 40 years. Purchased subscriber lists are amortized on the straight-line method over periods which range from 5 to 10 years. Non-compete agreements are amortized on the straight-line method over their contractual lives which range from 4 to 12 years. Accumulated amortization of intangible assets amounted to $137,012 and $170,801 at March 31, 1996 and 1997, respectively.

      Cash and Cash Equivalents

         Adelphia considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Interest on liquid investments was $1,230, $1,859 and $5,789 for the years ended March 31, 1995, 1996, and 1997, respectively. A book overdraft of $25,700 existed at March 31, 1997. This book overdraft was reclassified as accrued interest and other liabilities.

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

        The balance of Adelphia's nonconsolidated investments is as follows:
                                                                March 31,
                                                             1996       1997

Investments accounted for using the equity method:
Gross investment:
Hyperion investment in joint ventures                     $  28,754  $  57,497
Page Call, Inc.                                              11,187     14,990
Other                                                           800      1,751
                                                          ---------  ---------
Total                                                        40,741     74,238
                                                          ---------  ---------

Investments accounted for using the cost method:
Niagara Frontier Hockey, L.P.                                22,681     35,270
Commonwealth Security, Inc.                                   4,200       --
Republic Industries, Inc.                                      --        9,315
SuperCable ALK International                                  3,171      3,172
Programming ventures                                          2,806      2,945
Mobile communications                                           680      4,302
Other                                                           682        763
                                                          ---------  ---------
Total                                                        34,220     55,767
                                                          ---------  ---------

Total investments before cumulative equity in net losses     74,961    130,005
Cumulative equity in net losses                              (6,814)   (12,009)
                                                          =========  =========

Total investments                                         $  68,147  $ 117,996
                                                          =========  =========




         On May 16, 1996, Hyperion sold its interest in one of its joint ventures for $11,618, resulting in a gain of $8,405. On January 23, 1997, Adelphia received 284,425 shares of Republic Industries, Inc. Common Stock in exchange for its interest in Commonwealth Security, Inc., resulting in a gain of $3,746.

      Subscriber Receivables

         An allowance for doubtful accounts of $1,216 and $1,345 has been deducted from subscriber receivables at March 31, 1996 and 1997, respectively.

      Amortization of Other Assets and Debt Discounts

         Deferred debt financing costs, included in prepaid expenses and other assets, and debt discounts, a reduction of the carrying amount of the debt, are amortized over the term of the related debt. The unamortized amounts of deferred debt financing costs included in prepaid expenses and other assets were $25,274 and $35,786 at March 31, 1996 and 1997, respectively.

      Franchise Expense

         The typical term of Adelphia's franchise agreements upon renewal is 10 years. Franchise fees range from 3% to 5% of subscriber revenues and are expensed currently.

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

      Noncash Financing and Investing Activities

         There were no material capital leases entered into during the years ended March 31, 1995 and 1996. Capital leases entered into during the year ended March 31, 1997 totaled $3,307. Reference is made to Notes 1, 2 and 5 for descriptions of additional noncash financing and investing activities.

      Interest Rate Swaps

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

      Earnings Per Share

         Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"), has been issued and is effective for periods ending after December 15, 1997, with early application not permitted. The general requirements of SFAS No. 128 are designed to simplify the computation of earnings per share. The new statement requires a calculation of basic and diluted earnings per share. The adoption of this statement is not expected to have any effect on the Company's calculation of earnings per share.

      Reclassifications

         Certain 1995 and 1996 amounts have been reclassified to conform with the 1997 presentation.

2.   Related Party Investments and Receivables:

         Related party receivables--net represent advances to managed partnerships (see Note 9), the Rigas family (principal shareholders and officers of Adelphia) and Rigas family controlled entities. No related party advances are collateralized.

         Cumulative equity in loss in excess of investment in and amounts due from Olympus is comprised of the following:

                                                                 March 31,
                                                             1996        1997

Cumulative equity in loss over investment in Olympus       (93,563)    (95,771)
Amounts due from Olympus                                    59,907      53,103
                                                         ---------   ---------
                                                         $ (33,656)  $ (42,668)
                                                         =========   =========

         On February 28, 1995, ACP Holdings, Inc., a wholly-owned subsidiary of Adelphia, and the managing general partner of Olympus, certain shareholders of Adelphia, Olympus and various Telesat Entities ("Telesat"), wholly-owned subsidiaries of FPL Group, Inc., entered into an investment agreement whereby Telesat contributed to Olympus substantially all of the assets associated with certain cable television systems, serving approximately 50,000 subscribers in southern Florida, in exchange for general and limited partner interests and newly issued preferred limited partner interests in Olympus. Prior to the Telesat Investment Agreement, Olympus had obligations to Adelphia for intercompany advances, PLP interests, and priority return on PLP interests. In conjunction with the Telesat Investment Agreement, Adelphia converted a portion of the intercompany advances, a portion of the existing PLP interests and all of the existing accrued priority return on the PLP interests, to capital contributions. At March 31, 1995, 1996 and 1997, Adelphia owned $225,000, $222,860 and $271,546 in Olympus PLP Interests, respectively.

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

         The major components of the financial position of Olympus as of March 31, 1996 and 1997, and December 31, 1995 and 1996, and the results of operations for the three months ended March 31, 1996 and 1997, and the years ended December 31, 1995 and 1996 were as follows:

                                                                   March 31,              December 31,
                                                                1996        1997       1995          1996
                                                                   (unaudited)
        Balance Sheet Data:
Property, plant and equipment--net                          $  221,381  $  229,140  $  203,129   $  225,775
Total assets                                                   625,243     627,392     533,909      640,221
Notes payable to banks                                         514,500     294,000     419,000      309,000
10 5/8% Senior Notes due 2006                                     --       200,000        --        200,000
Total liabilities                                              706,239     715,309     552,453      724,420
Limited partners' interests                                    334,290     427,325     396,630      407,669
General partners' equity (deficiency)                         (435,291)   (515,242)   (415,174)    (491,868)

Statement of Operations Data:
Revenues                                                    $   39,088  $   41,411  $  120,968   $  159,870
Operating income                                                 7,959       7,735      21,275       33,013
Loss before extraordinary loss                                  (2,419)     (5,318)    (18,282)     (10,950)
Net loss                                                        (2,419)     (5,318)    (19,391)     (10,950)
Net loss of general and limited partners after priority
return and accretion requirements                              (19,641)    (23,324)    (82,749)     (76,594)



         On October 6, 1993, Adelphia purchased the preferred Class B Limited Partnership Interest in Syracuse Hilton Head Holdings, L.P. ("SHHH"), a managed partnership, for a price of $18,338 from Robin Media Group, an unrelated party. SHHH is a joint venture of the Rigas Family and Tele-Communications, Inc. ("TCI") and owns systems managed by Adelphia. The Class B Limited Partnership Interest has a preferred return annually which is payable on a current basis at the option of SHHH, and is senior in priority to the partnership interests of the Rigas family and TCI. Preferred return on the Class B Limited Partner Interest in SHHH totaled $2,654, $2,645 and $3,066 and is included in revenues for the years ended March 31, 1995, 1996 and 1997, respectively.

         In September 1993, the Board of Directors of Adelphia authorized Adelphia to make loans in the future to the Managed Partnerships up to an amount of $50,000. During the year ended March 31, 1994, Adelphia made loans in the net amount of $15,000 to SHHH, to facilitate the acquisition of cable television systems serving Palm Beach County, Florida from unrelated parties. During fiscal year 1995, Adelphia sold its investment in Tele-Media Investment Partnership, L.P. ("TMIP") to SHHH for $13,000. On January 31, 1995, a wholly owned subsidiary of Adelphia received a $20,000 preferred investment from SHHH to facilitate the acquisition of TMV cable properties.

3.   Debt:

      Notes Payable of Subsidiaries to Banks and Institutions

         Notes payable of subsidiaries to banks and institutions are comprised of the following:

                                                                 March 31,
                                                            1996          1997

Credit agreements with banks payable through 2004
(weighted average interest rate 7.51% and 7.94%
at March 31, 1996 and 1997, respectively)                $  758,975   $  813,200
10.66% Senior Secured Notes due through 1999                245,000      165,000
9.95% Senior Secured Notes due in 1997                        3,200         --
10.80% Senior Secured Notes due through 2000                 36,000       27,000
10.50% Senior Secured Notes due through 2001                 16,000       12,800
9.73% Senior Secured Notes due 1998 through 2001             37,500       37,500
10.25% Senior Subordinated Notes due through 1998            56,000       32,000
11.85% Senior Subordinated Notes due 1998 through 2000       60,000       60,000
11.13% Senior Subordinated Notes due 1999 through 2002       12,000       12,000
                                                         ----------   ----------
                                                         $1,224,675   $1,159,500
                                                         ==========   ==========



         The amount of borrowings available to Adelphia under its revolving credit agreements is generally based upon the subsidiaries achieving certain levels of operating performance. Adelphia had commitments from banks for additional borrowings of up to $209,154, which included $24,500 also available to Olympus and the managed partnerships, at March 31, 1997 which expire through September 30, 2004. Adelphia pays commitment fees of up to .5% of unused principal.

         Borrowings under most of these credit arrangements of subsidiaries are collateralized by a pledge of the stock in their respective subsidiaries, and, in some cases, by assets. These agreements limit, among other things, additional borrowings, investments, transactions with affiliates and other subsidiaries, and the payment of dividends and fees by the subsidiaries. The agreements also require maintenance of certain financial ratios by the subsidiaries. Several of the subsidiaries' agreements, along with the notes of the parent company, contain cross default provisions. At March 31, 1997, approximately $360,230 of the net assets of subsidiaries would be permitted to be transferred to the parent company in the form of dividends, priority return and loans without the prior approval of the lenders based upon the results of operations of such subsidiaries for the quarter ended March 31, 1997. The subsidiaries are permitted to pay management fees to the parent company or other subsidiaries. Such fees are limited to a percentage of the subsidiaries' revenues.

         A subsidiary of Adelphia is a co-borrower with a managed partnership under a $200,000 credit agreement. Each of the co-borrowers is liable for all borrowings under this credit agreement, although the lenders have no recourse against Adelphia other than against Adelphia's interest in such subsidiary.

         Bank debt interest rates are based upon one or more of the following rates at the option of Adelphia: prime rate plus 0% to 1.5%; certificate of deposit rate plus 1.25% to 2.75%; or LIBOR plus 1% to 2.5%. At March 31, 1996 and 1997, the weighted average interest rate on notes payable to banks and institutions was 8.36% and 8.83%, respectively. At March 31, 1997, the rates on 45.5% of Adelphia's notes payable to banks and institutions were fixed for at least one year through the terms of the notes or interest rate swap agreements. During fiscal 1997, as a result of a bank refinancing, Adelphia recognized an extraordinary loss on early retirement of debt of $2,079 representing the write-off of unamortized debt financing costs.

      12 1/2%  Senior Notes due 2002

         On May 14, 1992, Adelphia issued at face value to the public $400,000 aggregate principal amount of unsecured 12 1/2% Senior Notes due May 15, 2002. Interest is due on the notes semi-annually. The notes, which are effectively subordinated to all liabilities of the subsidiaries, contain restrictions on, among other things, the incurrence of indebtedness, mergers and sale of assets, certain restricted payments by Adelphia, investments in affiliates and certain other affiliate transactions. The notes further require that Adelphia maintain a debt to annualized operating cash flow ratio of not greater than 8.75 to 1.00, based on the latest fiscal quarter, exclusive of the incurrence of $50,000 in additional indebtedness which is not subject to the required ratio. Adelphia may redeem the notes in whole or in part on or after May 15, 1997, at 106% of principal, declining to 100% of principal on or after May 15, 1999. During fiscal 1997, $122,615 of notes were reacquired through open market purchases. As a result, Adelphia recognized an extraordinary loss on early retirement of debt of $9,631, which represents the excess of reacquisition cost over the net carrying value of the related debt.

      10 1/4%  Senior Notes due 2000

         On July 28, 1993, Adelphia issued $110,000 aggregate principal amount of unsecured 10 1/4% Senior Notes due July 2000. Interest is due on the notes semi-annually. The notes which are effectively subordinated to all liabilities of the subsidiaries, contain restrictions and covenants similar to the restrictions on the 12 1/2% Senior Notes. The notes are not callable prior to the maturity date of July 15, 2000. During fiscal 1995, $10,000 of notes were reacquired through open market purchases.

      9 7/8%  Senior Notes due 2007

         On February 26, 1997, Adelphia issued $350,000 of 9 7/8% Senior Notes (the "Senior Notes") in a private placement. Net proceeds, after payment of transaction costs, of approximately $340,000 were used to reduce amounts outstanding on Adelphia's subsidiaries' notes payable to banks and to purchase, redeem or otherwise retire a portion of Adelphia's 12 1/2% Senior Notes due 2002. Interest is payable semi-annually commencing September 1, 1997. The Senior Notes are unsecured and are due March 1, 2007. The notes, which are effectively subordinated to all liabilities of the subsidiaries, contain restrictions and covenants similar to the restrictions on the 12 1/2% Senior Notes. The indenture also provides for payment to the note holders of liquidated damages of up to 2% per annum of the Senior Notes principal if Adelphia does not file a registration statement, or cause such registration statement to become effective, within a prescribed time period with respect to an offer to exchange the Senior Notes for a new issue of debt securities registered under the Securities Act of 1933, with terms substantially the same as those of the Senior Notes. The new issue of debt securities is expected to be recorded at the same carrying value as the Senior Notes and, accordingly, no gain or loss is expected to be recognized.

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

      9 1/2%  Senior Pay-In-Kind Notes due 2004

         On February 15, 1994, Adelphia issued $150,000 aggregate principal amount of unsecured 9 1/2% Senior Pay-In-Kind Notes due February 2004. On or prior to February 1999, all interest on the notes, which is due semi-annually, may at the option of Adelphia be paid in cash or through the issuance of additional notes valued at 100% of their principal amount. The notes will bear cash interest from February 1999 through maturity. The notes, which are effectively subordinated to all liabilities of the subsidiaries, contain restrictions and covenants similar to the 12 1/2% Senior Notes. Adelphia may redeem the notes in whole or in part on or after February 15, 1999, at 103.56% of principal, declining to 100% of principal on or after February 15, 2002.

      13% Senior Discount Notes of Unrestricted Subsidiary due 2003

         On April 15, 1996, Hyperion Telecommunications, Inc. ("Hyperion"), an 88% owned subsidiary of Adelphia, realized proceeds, net of discounts, commissions and other transaction costs, of $168,600 upon issuance of $329,000 aggregate principal amount of 13% Senior Discount Notes (the "Hyperion Senior Notes") due April 15, 2003 and 329,000 warrants to purchase an aggregate of 613,427 shares of common stock of Hyperion expiring April 1, 2001. Proceeds of $11,087 were allocated to the value of the warrants. If all warrants were exercised, the warrants would represent approximately 5.71% of the common stock of Hyperion on a fully diluted basis. Proceeds, net of discounts, commissions, and other transaction costs were used to repay certain indebtedness to Adelphia, to make loans to certain key Hyperion officers and will be used to fund Hyperion's expansion of its existing markets, to complete construction of new networks and to enter additional markets, including related capital expenditures, working capital requirements, operating losses and investments in joint ventures.

      Maturities of Debt

         The following table sets forth the mandatory reductions in principal under all debt agreements for each of the next five years based on amounts outstanding at March 31, 1997:

    Year Ending March 31:
          1998                                      $164,931
          1999                                       139,791
          2000                                        79,483
          2001                                       221,781
          2002                                       190,905



         The Company intends to fund its requirements for maturities of debt through borrowings under new and existing credit arrangements and internally generated funds. Changing conditions in the financial markets may have an impact on how Adelphia will refinance its debt in the future.

      Interest Rate Swaps and Caps

         Adelphia has entered into interest rate swap agreements and interest rate cap agreements with banks, Olympus and managed entities to reduce the impact of changes in interest rates on its debt. Several of Adelphia's credit arrangements include provisions which require interest rate protection for a portion of its debt. Adelphia enters into pay-fixed agreements to effectively convert a portion of its variable-rate debt to fixed-rate debt to reduce the risk of incurring higher interest costs due to rising interest rates. Adelphia enters into receive-fixed agreements to effectively convert a portion of its fixed-rate debt to a variable-rate debt which is indexed to LIBOR to reduce the risk of incurring higher interest costs in periods of falling interest rates. Interest rate cap agreements are used to reduce the impact of increases in interest rates on variable rate debt. Adelphia is exposed to credit loss in the event of nonperformance by the banks, by Olympus or by the managed entities. Adelphia does not expect any such nonperformance. The following table summarizes the notional amounts outstanding and weighted average interest rate data, based on variable rates in effect at March 31, 1996 and 1997, for these swaps and caps, all of which expire through 1998.

                                          March 31,
                                     1996          1997
Pay Fixed Swaps:
Notional amount                 $   416,000  $   340,000
Average receive rate                   5.68%        5.67%
Average pay rate                       7.94%        7.64%

Receive Fixed Swaps:
Notional amount                 $   108,500  $    35,000
Average receive rate                   6.66%        5.68%
Average pay rate                       5.74%        5.50%

Interest Rate Caps:
Notional amount                 $    50,000  $   165,000
Average cap rate                       9.00%        8.30%

         During fiscal 1996, Adelphia received $11,526 upon termination of several interest rate swap agreements having a stated notional principal amount of $270,000. The amount received will be amortized as a reduction of interest expense through November 1998. At March 31, 1997, the unamortized balance is $5,645. Also during fiscal 1996, the Company received $4,900 and assumed the obligations as a counterparty under certain interest rate swap agreements with Olympus. These interest rate swap agreements have a notional principal amount of $140,000 and expire through November 1998.

4.   Commitments and Contingencies:

         Adelphia rents office and studio space, tower sites, and space on utility poles under leases with terms which are generally less than one year or under agreements that are generally cancelable on short notice. Total rental expense under all operating leases aggregated $4,356, $4,687 and $6,232 for the years ended March 31, 1995, 1996 and 1997, respectively.

         In connection with certain obligations under franchise agreements, Adelphia obtains surety bonds guaranteeing performance to municipalities and public utilities. Payment is required only in the event of nonperformance. Management believes Adelphia has fulfilled all of its obligations such that no payments under surety bonds have been required.

         The cable television industry and Adelphia are subject to extensive regulation at the federal, state and local levels. Pursuant to the 1992 Cable Act, which significantly expanded the scope of regulation of certain subscriber rates and a number of other matters in the cable industry the FCC has adopted rate regulations that establish, on a system-by-system basis, maximum allowable rates for (i) basic and cable programming services (other than programming offered on a per-channel or per-program basis), based upon a benchmark methodology, or, in the alternative, a cost of service showing, and (ii) associated equipment and installation services based upon cost plus a reasonable profit. Under the FCC rules, franchising authorities are authorized to regulate rates for basic services and associated equipment and installation services, and the FCC will regulate rates for regulated cable programming services in response to complaints filed with the agency. The original rate regulations became effective on September 1, 1993. Several amendments to the rate regulations have subsequently been added.

         The FCC has adopted regulations implementing all of the requirements of the 1992 Cable Act. The FCC is also likely to continue to modify, clarify or refine the rate regulations. The Telecommunications Act of 1996 (the "1996 Act") deregulates the rates for cable programming services on March 31, 1999. Adelphia cannot predict the effect or outcome of the future rulemaking proceedings, changes to the rate regulations, or litigation.

         Effective September 1, 1993, as a result of the 1992 Cable Act, Adelphia repackaged certain existing cable services by adjusting rates for basic service and introducing a new method of offering certain cable services. Adelphia adjusted the basic service rates and related equipment and installation rates in all of their systems in order for such rates to be in compliance with the applicable benchmark or equipment and installation cost levels. Adelphia also implemented a program in all of their systems called "CableSelect" under which most of Adelphia's satellite-delivered programming services were offered individually on a per channel basis, or as a group at a price of approximately 15% to 20% below the sum of the per channel prices of all such services. Adelphia believed CableSelect provided increased programming choices to its subscribers while providing flexibility to Adelphia to respond to future changes in areas such as customer demand and programming. Adelphia no longer offers the CableSelect Program in any of its systems.

         On November 18, 1994, the Cable Services Bureau of the FCC issued a decision holding that the CableSelect program was an evasion of the rate regulations and ordered this package to be treated as a regulated tier. This decision, and all other letters of inquiry decisions, were principally decided on the number of programming services moved from regulated tiers to "a la carte" packages. Adelphia appealed this decision to the full Commission which affirmed the Cable Service Bureau's decision. On November 18, 1994, the FCC released amended rules under which, on a prospective basis, any a la carte package will be treated as a regulated tier, except for packages involving premium services. An appeal of this decision to the U.S. Court of Appeals for the D.C. Circuit was unsuccessful.

         In fiscal 1996, Adelphia recorded a $5,300 charge representing management's estimate of the total costs to be incurred to resolve all of their rate complaints with the FCC. On May 1, 1997, Adelphia reached a settlement of all rate complaints before the FCC on terms and conditions consistent with certain other cable television companies that utilized a la carte packages that have reached settlement/resolution with the FCC on this issue. At March 31, 1997, $3,382 of the $5,300 charge remained in accrued interest and other liabilities, which management believes is adequate to cover the settlement. No assurance can be given as to what other future actions Congress, the FCC or other regulatory authorities may take or the effects thereof on Adelphia. Adelphia is currently unable to predict the effect that the amended regulations, future FCC treatment of a la carte packages or other future FCC rulemaking proceedings will have on their business and results of operations in future periods.

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

        Stock Issued During Fiscal 1997

         On February 10, 1997, Adelphia issued 766,871 shares of Class A Common Stock in connection with the acquisition of Small Cities (see Note 1).

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

6.   Employee Benefit Plans:

           Savings Plan

         Adelphia has a savings plan (401(k)) which provides that eligible full-time employees may contribute from 2% to 16% of their pre-tax compensation subject to certain limitations. Adelphia makes matching contributions not exceeding 1.5% of each participant's pre-tax compensation. Adelphia's matching contributions amounted to $343, $350 and $638 for the years ended March 31, 1995, 1996 and 1997, respectively.

       Hyperion Long-Term Incentive Compensation Plan

         On October 3, 1996, Hyperion adopted its 1996 Long-Term Incentive Compensation Plan (the "1996 Plan"). The 1996 Plan provides for the granting of
(i) options which qualify as "incentive stock options" within the meaning of
Section 422 of the Internal Revenue Code of 1986, as amended, (ii) options which do not so qualify, (iii) share awards (with or without restrictions on vesting),
(iv) stock appreciation rights and (v) stock equivalent or phantom units. The number of shares of Hyperion Class A Common Stock available for issuance initially will be 1,750,000. Such number is to increase each year by 1% of outstanding shares of all classes of Hyperion Common Stock, up to a maximum of 2,500,000 shares. Options, awards and units may be granted under the 1996 Plan to directors, officers, employees and consultants. The 1996 Plan provides that incentive stock options must be granted with an exercise price of not less than the fair market value of the underlying Hyperion Common Stock on the date of grant. Options outstanding under the Plan may be exercised by paying the exercise price per share through various alternative settlement methods. On March 4, 1997 and April 1, 1997, Hyperion issued 104,000 shares and 18,000 shares, respectively, of its Class A Common Stock to Daniel R. Milliard pursuant to his employment agreement with Hyperion. No other stock options, stock awards, stock appreciation rights or phantom stock units have been granted under the Plan.

7.   Taxes on Income:

         Adelphia and its corporate subsidiaries file a consolidated federal income tax return, which includes its share of the subsidiary partnerships and
joint venture partnership results. At March 31, 1997, Adelphia had net operating loss carryforwards for federal income tax purposes of approximately $1.1 billion expiring through 2012. Depreciation and amortization expense differs for tax and financial statement purposes due to the use of prescribed periods rather than useful lives for tax purposes and also as a result of differences between tax basis and book basis of certain acquisitions.

        The tax effects of significant items comprising Adelphia's net deferred tax liability are as follows:


                                                        1996         1997
        Deferred tax liabilities:
Differences between book and
tax basis of property, plant
and equipment and
intangible assets                                  $   234,312  $   233,998
                                                   -----------  -----------
Deferred tax assets:
Reserves not currently deductible                       14,467       55,786
Operating loss carryforwards                           415,121      427,400
                                                   -----------  -----------
                                                       429,588      483,186

Valuation allowance                                   (301,485)    (359,285)
                                                   -----------  -----------

Subtotal                                               128,103      123,901
                                                   -----------  -----------

Net deferred tax liability                         $   106,209  $   110,097
                                                   ===========  ===========



         The net change in the valuation allowance for the years ended March 31, 1996 and 1997 was an increase of $42,065 and $57,800, respectively.

         Income tax benefit for the years ended March 31, 1995, 1996 and 1997 is as follows:

                                         Year Ended March 31,
                                     1995       1996         1997


Current                        $     (500) $   (1,144) $     (142)
Deferred                            5,975       3,930         500
                               ----------  ----------  ----------
Total                          $    5,475  $    2,786  $      358
                               ==========  ==========  ==========


        A reconciliation of the statutory federal income tax rate and Adelphia's effective income tax rate is as follows:

                                                       Year Ended March 31,
                                                   1995        1996      1997

Statutory federal income tax rate                    35%        35%        35%
Change in valuation allowance                       (31%)      (37%)      (41%)
State taxes, net of federal benefit                   4%        (1%)        6%
Other                                                (3%)        5%        -%
                                                    ----       ----      ----
Effective income tax benefit rate                     5%         2%        -%
                                                    ====       ====      ====


8.   Disclosures about Fair Value of Financial Instruments:

         Included in Adelphia's financial instrument portfolio are cash, notes payable, debentures and interest rate swaps and caps. The carrying values of notes payable approximate their fair values at March 31, 1996 and 1997. The carrying cost of the publicly traded notes and debentures at March 31, 1996 and 1997 of $932,135 and $1,361,845, respectively, exceeded their fair value by $1,420 and $46,828, respectively. At March 31, 1996 and 1997, Adelphia would have been required to pay approximately $14,225 and $7,632, respectively, to settle its interest rate swap and cap agreements, representing the excess of carrying cost over fair value of these agreements. The fair values of the debt and interest rate swaps and caps were based upon quoted market prices of similar instruments or on rates available to Adelphia for instruments of the same remaining maturities.

9.   Related Party Transactions:

         Adelphia currently manages cable television systems which are principally owned by Olympus and limited partnerships in which certain of Adelphia's principal shareholders who are executive officers have equity interests.

         Adelphia has agreements with Olympus and the managed partnerships which provide for the payment of fees to Adelphia. The aggregate fee revenues from Olympus and the managed partnerships amounted to $7,293, $2,700 and $2,939 for the years ended March 31, 1995, 1996 and 1997, respectively. In addition, Adelphia was reimbursed by Olympus and managed partnerships for allocated corporate costs of $4,521, $7,517 and $6,335 for the years ended March 31, 1995, 1996 and 1997, respectively, which have been recorded as a reduction of selling, general and administrative expense.

         Adelphia leases from a partnership and a corporation owned by principal shareholders who are executive officers support equipment under agreements which have been accounted for as capital leases. These obligations, which are included in other debt, amounted to $451 and $0 at March 31, 1996 and 1997, respectively. Adelphia also leases from this partnership certain buildings under operating leases. Rent expense under these operating leases aggregated $97, $127 and $133 for the years ended March 31, 1995, 1996 and 1997, respectively.

         Net settlement amounts under interest rate swap agreements with Olympus and the managed partnerships, recorded as adjustments to interest expense during the period incurred, decreased Adelphia's interest expense by $173 for the year ended March 31, 1995 and increased interest expense by $826 and $50 for the years ended March 31, 1996 and 1997, respectively.

         During the year ended March 31, 1997, Adelphia paid $2,563 to entities owned by certain shareholders of Adelphia primarily for property, plant and equipment.

10. Quarterly Financial Data (Unaudited):

         The following tables summarize the financial results of Adelphia for each of the quarters in the years ended March 31, 1996 and 1997:

                                                                Three Months Ended
                                                 June 30   September 30 December 31  March 31
Year ended March 31, 1996:

Revenues                                       $   96,921  $   97,082  $  102,457  $  107,137
                                               ----------  ----------  ----------  ----------

Operating expenses:
Direct operating and programming                   28,522      29,630      32,066      33,898
Selling, general and administrative                16,870      17,110      16,981      17,396
Depreciation and amortization                      27,624      26,165      25,679      31,563
Rate regulation                                      --          --          --         5,300
                                               ----------  ----------  ----------  ----------
Total                                              73,016      72,905      74,726      88,157
                                               ----------  ----------  ----------  ----------

Operating income                                   23,905      24,177      27,731      18,980
                                               ----------  ----------  ----------  ----------

Other income (expense):
Interest income from affiliates                     3,410       3,378       2,087       1,748
Priority investment income from
Olympus                                             5,575       6,575       6,575      10,127
Interest expense                                  (53,124)    (52,754)    (53,281)    (51,532)
Equity in loss of Olympus and other
joint ventures                                    (10,257)     (8,784)     (9,127)    (13,797)
Equity in loss of Hyperion
nonconsolidated joint ventures                       (797)       (845)     (1,509)     (1,141)
                                               ----------  ----------  ----------  ----------
Total                                             (55,193)    (52,430)    (55,255)    (54,595)
                                               ----------  ----------  ----------  ----------

Loss before income taxes                          (31,288)    (28,253)    (27,524)    (35,615)
Income tax benefit                                  1,044         195       1,127         420
                                               ----------  ----------  ----------  ----------


Net loss                                       $  (30,244) $  (28,058) $  (26,397) $  (35,195)
                                               ==========  ==========  ==========  ==========


Net loss per weighted average share
of common stock                                $    (1.15) $    (1.07) $    (1.00) $    (1.34)
                                               ==========  ==========  ==========  ==========


Weighted average shares of common
stock outstanding (in thousands)                   26,294      26,308      26,308      26,308
                                               ==========  ==========  ==========  ==========




                                                                   Three Months Ended
                                                     June 30    September 30 December 31  March 31
Year ended March 31, 1997:

Revenues                                           $ 111,011    $ 117,437    $ 122,127    $ 122,203
                                                   ---------    ---------    ---------    ---------


Operating expenses:
Direct operating and programming                      33,597       35,864       39,005       40,516
Selling, general and administrative                   18,638       20,175       22,319       20,631
Depreciation and amortization                         28,477       30,262       30,813       34,514
                                                   ---------    ---------    ---------    ---------
Total                                                 80,712       86,301       92,137       95,661
                                                   ---------    ---------    ---------    ---------

Operating income                                      30,299       31,136       29,990       26,542
                                                   ---------    ---------    ---------    ---------

Other income (expense):
Interest income from affiliates                        2,049        2,163        2,098        2,057
Priority investment income from
Olympus                                                9,817       10,273       10,542       11,454
Interest expense                                     (60,496)     (60,969)     (59,299)     (59,928)
Equity in loss of Olympus
and other joint ventures                             (13,011)     (11,916)     (14,061)     (12,958)
Equity in loss of Hyperion
nonconsolidated joint ventures                        (1,636)      (1,362)      (2,145)      (2,080)
Gain on sale of investments                            8,405         --           --          3,746
                                                   ---------    ---------    ---------    ---------
Total                                                (54,872)     (61,811)     (62,865)     (57,709)
                                                   ---------    ---------    ---------    ---------

Loss before income taxes and extraordinary loss.     (24,573)     (30,675)     (32,875)     (31,167)
Income tax (expense) benefit                            (166)         175           55          294
                                                   ---------    ---------    ---------    ---------

Loss before extraordinary loss                       (24,739)     (30,500)     (32,820)     (30,873)

Extraordinary loss on early retirement of debt        (2,079)        --           --         (9,631)
                                                   ---------    ---------    ---------    ---------

Net loss                                           $ (26,818)   $ (30,500)   $ (32,820)   $ (40,504)
                                                   =========    =========    =========    =========


Loss per weighted average share of common
stock before extraordinary loss                         (.94)       (1.16)       (1.25)       (1.15)

Extraordinary loss per weighted average share
on early retirement of debt                             (.08)        --           --           (.36)
                                                   ---------    ---------    ---------    ---------

Net loss per weighted average share of
common stock                                       $   (1.02)   $   (1.16)   $   (1.25)   $   (1.51)
                                                   =========    =========    =========    =========

Weighted average shares of common
stock outstanding (in thousands)                      26,308       26,308       26,308       26,726
                                                   =========    =========    =========    =========

11.   Subsequent Events:

         On May 20, 1997, Adelphia and its affiliates and Time Warner Cable companies entered into agreements involving a trade of cable systems in seven states covering approximately 250,000 subscribers, an exchange of interests in four Competitive Local Exchange Carrier ("CLEC") networks in New York state. Adelphia will exchange its systems serving 67,600 subscribers primarily in the Mansfield, Ohio area and cash for systems owned by Time Warner Cable companies serving 72,400 subscribers adjacent to systems owned or managed by Adelphia in Virginia, New England and New York. Also, Hyperion has agreed with a Time Warner company to an exchange of interests in four CLEC networks in New York. In this transaction, Hyperion will increase its interests in its Buffalo and Syracuse CLEC networks to 50% and 100%, respectively, and eliminate its interests in the Albany and Binghamton networks. Certain affiliates managed by Adelphia will exchange systems serving 49,700 subscribers in Syracuse, New York and Henderson, North Carolina for Time Warner cable systems serving 57,900 subscribers adjacent to systems owned or managed by Adelphia in western Pennsylvania and Virginia. Consummation of this transaction is subject to certain closing conditions and regulatory approval.

         On June 6, 1997, Adelphia signed a letter of intent to establish a partnership into which Tele-Communications, Inc., ("TCI") will contribute its cable systems in Buffalo, New York; Erie, Pennsylvania; and Ashtabula and Lake County, Ohio, totaling 166,000 subscribers, and Adelphia will contribute its Western New York and Lorain, Ohio systems, totaling 298,000 subscribers. Upon closing of the transaction, TCI will hold a minority interest in the partnership. Adelphia will manage the partnership and expects to consolidate the partnership's results for financial reporting purposes. The venture will serve approximately 464,000 customers. Consummation of this transaction is subject to certain closing conditions and regulatory approval.

         On June 11, 1997, Adelphia announced the sale of its interest in PageCall, Inc. to Benbow PCS Ventures, Inc. for a price of $16,500, payable in Series A Convertible Preferred Stock of Arch Communications Group, Inc. and cash. This transaction is subject to normal closing conditions and regulatory approval.

ITEM  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                           FINANCIAL  DISCLOSURE

         Not applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

               The information set forth above in Part I under the caption "Executive Officers of the Registrant" is incorporated herein by reference. The other information required by this item is incorporated herein by reference to the information set forth under the caption "Election of Directors - Description of Board of Directors"; the information set forth under the caption "Election of Directors - Nominee for Election by Holders of Class A Common Stock"; the information set forth under the caption "Election of Directors - Nominees for Election by Holders of Class A Common Stock and Class B Common Stock"; and the information, if any, under the caption "Section 16 "a" Beneficial Ownership Reporting Compliance," in the Company's definitive proxy statement for the 1997 Annual Meeting of Stockholders filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or by reference to a filing amending this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

               The information required by this item is incorporated herein by reference to the information set forth under the caption "Executive Compensation" in the Company's definitive proxy statement for the 1997 Annual Meeting of Stockholders filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or by reference to a filing amending this Annual Report on Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

               The information required by this item is incorporated herein by reference to the information set forth under the caption "Principal Stockholders" in the Company's definitive proxy statement for the 1997 Annual Meeting of Stockholders filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or by reference to a filing amending this Annual Report of Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

               The information required by this item is incorporated herein by reference to the information set forth under the caption "Certain Transactions" in the Company's definitive proxy statement for the 1997 Annual Meeting of Stockholders filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or by reference to a filing amending this Annual Report on Form 10-K.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         Financial Statements, schedules and exhibits not listed have been omitted where the required information is included in the consolidated financial statements or notes thereto, or is not applicable or required.

               (a)(1) A listing of the consolidated financial statements, notes and independent auditors' report required by
                          Item 8 are listed on page 44 of this Annual Report on Form 10-K.

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

                     (3) Exhibits

Exhibit No.    Description

3.01 Certificate of Incorporation of Adelphia Communications Corporation
     (Incorporated herein by reference is Exhibit 3.01 to the Registrant's Quarterly
     Report on Form 10-Q for the quarter ended September 30, 1995.) (File Number
     0-16014)

3.02 Bylaws of Adelphia Communications Corporation (Incorporated herein by reference is Exhibit 3.02 to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1994.) (File Number 0-16014)


4.01 Indenture, dated as of February 26, 1997, between the Registrant and Bank of Montreal Trust Company with respect to the Registrant's 9-7/8% Senior
     Notes Due 2007 (Incorporated herein by reference is Exhibit 4.01 to
     Registrant's Current Report on Form 8-K dated May 1, 1997.) (File Number
     0-16014)


4.02 Form of Note with respect to the Registrant's 9-7/8% Senior Notes Due 2007
     (contained in Indenture filed as Exhibit 4.01.)


4.03 Registration Rights Agreement, dated as of February 26, 1997, between the
     Registrant and the Initial Purchaser with respect to the Registrant's
     9-7/8% Senior Notes Due 2007 (Incorporated herein by reference is Exhibit
     10.01 to Registrant's Current Report on Form 8-K dated May 1, 1997.) (File
     Number 0-16014)


4.04 First Supplemental Indenture, dated as of May 4, 1994, with respect to
     Registrant's 9-1/2% Senior Pay-In-Kind Notes Due 2004 (Incorporated herein by reference is Exhibit 4.01 to Registrant's Current Report on Form 8-K dated May
     5, 1994.) (File Number 0-16014)


4.05 Indenture, dated as of February 22, 1994, with respect to Registrant's
     9-1/2% Senior Pay-In-Kind Notes Due 2004 (Incorporated herein by reference is Exhibit 4.05 to Registration Statement No. 33-52513 on Form S-4.)

4.06  Indenture, dated as of July 28, 1993, with respect to Registrant's 10-1/4%
      Senior Notes Due 2000 (Incorporated herein by reference is Exhibit 4.01 to
      Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30,
      1993.)
      (File Number 0-16014)


4.07  Amended and Restated Indenture, dated as of May 11, 1993, with respect to
      Registrant's 9-7/8% Senior Debentures Due 2005 (Incorporated herein by reference is Exhibit 4.01 to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1993.) (File Number 0-16014)

4.08  Indenture, dated as of September 2, 1992, with respect to the Registrant's
      11-7/8% Senior Debentures Due 2004 (Incorporated herein by reference is
      Exhibit 4.03 to Registration Statement No. 33-52630 on Form S-1.)

4.09  Indenture, dated as of May 7, 1992, with respect to the Registrant's
      12-1/2% Senior Notes Due 2002 (Incorporated herein by reference is Exhibit 4.03 to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31,
      1992.) (File Number 0-16014)



4.10 Indenture, dated as of April 15, 1996, between Hyperion Telecommunications,
     Inc. and Bank of Montreal Trust Company (Incorporated by reference is Exhibit
     4.1 to Registration Statement No. 333-06957 on Form S-4 filed for Hyperion
     Telecommunications, Inc.)


4.11 Form of 13% Hyperion Telecommunications, Inc. Senior Discount Notes
     (Incorporated herein by reference is Exhibit 4.3 to Hyperion
     Telecommunications, Inc.'s Registration Statement No. 333-12619 on Form
     S-1.)


4.12 First Supplemental Indenture, dated as of September 11, 1996, between
     Hyperion Telecommunications, Inc. and Bank of Montreal Trust Company
     (Incorporated herein be reference is Exhibit 4.2 of Hyperion Telecommunications,
     Inc.'s Registration Statement No. 333-12619 on Form S-1.)


4.13 Indenture, dated as of November 12, 1996, between Olympus Communications,
     L.P., Olympus Capital Corporation and Bank of Montreal Trust Company
     (Incorporated herein by reference is Exhibit 10.02 to Registrant's Current
     Report on Form 8-K dated December 16, 1996.) (File Number 0-16014)


10.01 Class B Common Stockholders Agreement (Incorporated herein by reference is Exhibit 10.01 to Registration Statement No. 33-6974 on Form S-1.)

10.02 Joinder to Class B Common Stockholders Agreement (Incorporated herein by reference is Exhibit 10.02 to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1994.) (File Number 0-16014)

10.03 Registration Rights Agreement and Amendment to Registration Rights
      Agreement (Incorporated herein by reference are Exhibit 10.02 to Registration
      Statement No. 33-6974 on Form S-1 and Exhibit 10.35 to Registration Statement
      No. 33-25121 on Form S-1.)


10.04 Form of Management Agreement for Managed Companies (Incorporated herein by reference is Exhibit 10.04 to the Registrant's Annual Report on Form 10-K for
      fiscal year ended March 31, 1996.) (File Number 0-16014)


10.05 Management Agreement--Montgomery Cablevision Associates, L.P.
      (Incorporated herein by reference is Exhibit 10.08 to Registration
      Statement No.
      33-6974 on Form S-1.)

10.06 Management Agreement--Adelphia Cablevision Associates of Radnor, L.P.
      (Incorporated herein by reference is Exhibit 10.09 to Registration
      Statement No.
      33-6974 on Form S-1.)

10.07*Stock Option Plan of 1986, as amended (Incorporated herein by reference is Exhibit 10.07 to Registration Statement No. 33-46551 on Form S-1.)

10.08* Restricted Stock Bonus Plan, as amended (Incorporated herein by reference is Exhibit 10.08 to Registration Statement No. 33-46551 on Form S-1.)


10.09 Business Opportunity Agreement (Incorporated herein by reference is
      Exhibit 10.13 to Registration Statement No. 33-3674 on Form S-1.)

10.10*Employment Agreement between the Company and John J. Rigas (Incorporated herein by reference is Exhibit 10.14 to Registration Statement No. 33-6974 on
      Form S-1.)


10.11*Employment Agreement between the Company and Daniel R. Milliard
      (Incorporated herein by reference is Exhibit 10.15 to Registration
      Statement No. 33-6974 on Form S-1.)



10.12*Employment Agreement between the Company and Timothy J. Rigas
      (Incorporated herein by reference is Exhibit 10.16 to Registration
      Statement No.
      33-6974 on Form S-1.)


10.13*Employment Agreement between the Company and Michael J. Rigas
      (Incorporated herein by reference is Exhibit 10.17 to Registration
      Statement No.
      33-6974 on Form S-1.)


10.14*Employment Agreement between the Company and James P. Rigas (Incorporated herein by reference is Exhibit 10.18 to Registration Statement No. 33-6974 on
      Form S-1.)


10.15 Agreement Regarding Management Fees relating to the subsidiaries of
      Chauncey Communications Corporation (Incorporated herein by reference is Exhibit
      10.16 of Registrant's Annual Report on Form 10-K for the fiscal year ended March
      31, 1991.) (File Number 0-16014)


10.16 Form of Note Agreement, dated as of August 1, 1990, relating to the 10.66%
      Senior Secured Notes due August 1, 1998 of Chauncey Communications
      Corporation (Incorporated herein by reference is Exhibit 10.01 of Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30,
      1990.) (File Number 0-16014)


10.17 Amendatory Agreement regarding Chauncey Communications Corporation 10.66%
      Senior Secured Note Agreement, dated as of August 6, 1991 (Incorporated herein by reference is Exhibit 10.02 of Registrant's Quarterly Report on Form 10-Q for
      the quarter ended September 30, 1991.) (File Number 0-16014)


10.18 $50,000 Term Note and Pledge Agreement between Adelphia Communications
      Corporation as lender and Daniel R. Milliard, dated October 1, 1988
      (Incorporated herein by reference is Exhibit 10.03 of Registrant's
      Quarterly Report on Form 10-Q for the quarter ended September 30, 1991.)
      (File Number 0-16014)


10.19 $205,000 Revolving Term Note and Pledge Agreement among Adelphia
      Communications Corporation as lender, Daniel R. Milliard and David Acker
      (Incorporated herein by reference is Exhibit 10.04 of Registrant's Quarterly
      Report on Form 10-Q for the quarter ended September 30, 1991.) (File
      Number 0-16014)


10.20 Olympus Communications, L.P. Second Amended and Restated Limited
      Partnership Agreement, dated as of February 28, 1995 (Incorporated herein by reference is Exhibit 10.32 of the Registrant's Annual Report on Form 10-K for
      the fiscal year ended March 31, 1995.) (File Number 0-16014)


10.21 Credit, Security and Guaranty Agreement among UCA Corp. and certain of its
      Affiliates and First Union National Bank of North Carolina as
      Administrative Agent, dated as of March 15, 1995 (Incorporated herein by reference is Exhibit 10.32 of the Registrant's Annual Report on Form 10-K for the fiscal year ended
      March 31, 1995.) (File Number 0-16014)


10.22 Revolving Credit Facility among Adelphia Cable partners, L.P., Southwest
      Florida Cable, Inc., West Boca Acquisition Limited Partnership and
      Toronto-Dominion (Texas), Inc., as Administrative Agent, dated May 12,
      1995 (Incorporated herein by reference is Exhibit 10.03 to Registrant's
      Current Report on Form 8-K dated June 30, 1995.) (File Number 0-16014)


10.23 Credit Agreement, dated as of October 27, 1995, among Plato
      Communications, Inc. Northeast Cable, Inc., Robinson/Plum Cablevision
      L.P., the several other banks and other financial institutions from time to time parties to this agreement and Chemical Bank, as Administrative
      Agent (Incorporated herein by reference is Exhibit 10.35 to Registrant's
      Current Report on Form 8-K dated December 7, 1995.) (File Number 0-16014)



10.24 Credit Agreement, dated as of April 12, 1996, among Chelsea
      Communications, Inc., Kittanning Cablevision Inc., Robinson/Plum
      Cablevision L.P., the several banks and financial institutions parties thereto, and Toronto Dominion (Texas), Inc. as Administrative Agent
      (Incorporated herein by reference is Exhibit 10.36 to Registrant's Current
      Report on Form 8-K dated June 3, 1996.)
      (File Number 0-16014)


10.25 Amended Credit Agreement, dated as of March 29, 1996, among Highland Video
      Associates L.P., Telesat Acquisition Limited Partnership, Global
      Acquisition Partners, L.P., the various financial institutions as parties thereto, Bank of Montreal as syndication agent, Chemical Bank as documentation agent, and the Bank of Nova Scotia as administrative agent
      (Incorporated herein by reference is Exhibit 10.37 to Registrant's Current
      Report on Form 8-K dated June 19, 1996.)
      (File Number 0-16014)


10.26 Purchase Agreement dated as of April 10, 1996 between Hyperion
      Telecommunications, Inc. and Bear Stearns & Co. Inc., Chase Securities Inc. and
      NationsBanc Capital Markets, Inc. (Incorporated by reference is Exhibit 1.1 to
      Registration Statement No. 333-06957 on Form S-4 filed for Hyperion
      Telecommunications, Inc.)


10.27 Purchase Agreement dated as of February 21, 1997 between the Registrant and Smith Barney Inc. (Incorporated herein by reference is Exhibit 10.02 to
      Adelphia Communications Corporation's Current Report on Form 8-K dated May 1,
      1997). (File Number 0-16014)


10.28 Registration Rights Agreement dated as of April 15, 1996, between Hyperion
      Telecommunications, Inc. and the Initial Purchasers (Incorporated by reference is Exhibit 4.3 to Registration Statement No. 333-06957 on Form
      S-4 filed for Hyperion Telecommunications, Inc.)


10.29 Warrant Agreement dated as of April 15, 1996, by and among Hyperion
      Telecommunications, Inc. and Bank of Montreal Trust Company (Incorporated by
      reference is Exhibit 10.13 to Registration Statement No. 333-06957 on Form S-4
      filed for Hyperion Telecommunications, Inc.)


10.30 Warrant Registration Rights Agreement dated as of April 15, 1996, by and among Hyperion Telecommunications, Inc. and the Initial Purchasers (Incorporated
      by reference is Exhibit 10.14 to Registration Statement No. 333-06957 on Form
      S-4 filed for Hyperion Telecommunications, Inc.)


10.31*Hyperion Telecommunications, Inc. Long-Term Incentive Compensation Plan
      (Incorporated herein by reference is Exhibit 10.17 to Hyperion
      Telecommunications, Inc.'s Registration Statement No. 333-13663 on Form S-1.)


10.32 Purchase Agreement, dated as of November 6, 1996, between Olympus
      Communications, L.P., Olympus Capital Corporation and Goldman, Sachs & Co.
      (Incorporated herein by reference is Exhibit 10.01 to Registrant's Current
      Report on Form 8-K dated December 16, 1996.) (File Number 0-16014)


10.33 Registration Rights Agreement among Charles R. Drenning, Paul D. Fajerski,
      Randolph S. Fowler, Adelphia Communications Corporation and the Company
      (Incorporated herein by reference is Exhibit 10.18 to Hyperion
      Telecommunications, Inc.'s Registration Statement No. 333-13663 on Form S-1.)


10.34 Registration Rights Agreement between Adelphia Communications Corporation and the Company (Incorporated herein by reference is Exhibit 10.19 to Hyperion
      Telecommunications, Inc.'s Registration Statement No. 333-13663 on Form S-1.)



10.35 First Amendment to the Olympus Communications, L.P. Second Amended and
      Restated Limited Partnership Agreement, dated September 1, 1995
      (Incorporated herein by reference is Exhibit 10.33 to the Registrant's
      Annual Report on Form 10-K/A for the fiscal year ended March 31, 1996.)
      (File Number 0-16014)


10.36 First Amendment to the Olympus Communications, L.P. Second Amended and
      Restated Limited Partnership Agreement, dated March 29, 1996 (Incorporated herein by reference is Exhibit 10.34 to the Registrant's Annual Report on Form
      10-K/A for the fiscal year ended March 31, 1996.) (File Number 0-16014)


10.37 Second Amendment to the Olympus Communications, L.P. Second Amended and
      Restated Limited Partnership Agreement, dated June 27, 1996 (Incorporated herein by reference is Exhibit 10.35 to the Registrant's Annual Report on Form 10-K/A
      for the fiscal year ended March 31, 1996.) (File Number 0-16014)


10.38 Employment Agreement between Hyperion Telecommunications, Inc. and Daniel
      R. Milliard dated as of March 4, 1997 (Incorporated herein by reference is
      Exhibit 10.03 to Adelphia Communications Corporation's Current Report on Form
      8-K dated May 1, 1997) (File Number 0-16014)


10.39 Extension Agreement dated as of January 8, 1997, among Hyperion
      Telecommunications, Inc., Adelphia Communications Corporation, Charles R.
      Drenning, Paul D. Fajerski, Randolph S. Fowler, and six Trusts named therein
      (Incorporated herein by reference is Exhibit 10.04 to Adelphia Communications
      Corporation's Current Report on Form 8-K dated May 1, 1997) (File Number
      0-16014)


21.01 Subsidiaries of the Registrant (Filed herewith)

23.01 Consent of Deloitte & Touche LLP (Filed herewith)


23.02 Consent of Deloitte & Touche LLP (Filed herewith)

27.01 Financial Data Schedule (Filed herewith)

99.01 Material incorporated by reference into this Form 10-K from pages 29 through 37, and F-2 to F-19 of Amendment No. 2 to Registration Statement No.
      333-19327 on Form S-4 of Olympus Communications, L.P. and Olympus Capital
      Corporation (Filed herewith)


99.02 Material incorporated by reference into this Form 10-K from pages 3 to 6 of Form 10-Q of Olympus Communications, L.P. and Olympus Capital
      Corporation for the quarter ended March 31, 1997 (Filed herewith)
 -----------------------

*       Denotes management contracts and compensatory plans and arrangements required to be identified by Item 14(a)(3).

        The Registrant will furnish to the Commission upon request copies of instruments not filed herewith which authorize the issuance of long-term obligations of Registrant not in excess of 10% of the Registrant's total assets on a consolidated basis.

        (b) The Registrant filed Form 8-K reports dated January 1, 1997, February 19, 1997, May 1, 1997 and June 12, 1997, all of which reported information under items 5 and 7 thereof. No financial statements were filed with any of such Form 8-K reports.

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


                                      SCHEDULE I (Page 1 of 4)
                       ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                Condensed Information as to the Financial Position of the Registrant
                                       (Dollars in thousands)

                                                                                  March 31,
                                                                            1996            1997
ASSETS:
Investment in and net advances to
cable television subsidiaries and related parties                       $   318,345    $   479,643
Property and equipment - net                                                 27,808         26,258
Cash and cash equivalents                                                     3,097             97
Other assets - net                                                           76,574         81,712
                                                                        -----------    -----------
Total                                                                   $   425,824    $   587,710
                                                                        ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY):
Losses and distributions in excess of investments in and net advances
to cable television subsidiaries                                        $   558,143    $   601,549
12 1/2% Senior Notes due 2002                                               400,000        277,385
10 1/4% Senior Notes due 2000                                                99,158         99,322
9 7/8% Senior Notes due 2007                                                   --          347,274
11 7/8% Senior Debentures due 2004                                          124,502        124,539
9 7/8% Senior Debentures due 2005                                           128,118        128,255
9 1/2% Senior Pay-In-Kind Notes due 2004                                    180,357        197,897
Other debt                                                                    8,485          9,537
Accrued interest and other liabilities                                       55,300         55,833
                                                                        -----------    -----------
Total liabilities                                                         1,554,063      1,841,591

Stockholders' equity (deficiency) - see consolidated financial
statements included herein for details                                   (1,128,239)    (1,253,881)
                                                                        -----------    -----------
Total                                                                   $   425,824    $   587,710
                                                                        ===========    ===========





            See notes to condensed financial information of the Registrant.


                                  SCHEDULE I (Page 2 of 4)
                   ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
               Condensed Information as to the Operations of the Registrant
                                   (Dollars in thousands)
                                                          Year Ended March 31,
                                                     1995          1996         1997
INCOME:
Income from subsidiaries and affiliates           $   72,413   $   55,277   $   57,479
                                                  ----------   ----------   ----------


EXPENSES:
Operating expenses and fees to subsidiaries            1,044        2,156        2,044
Depreciation and amortization                          5,179        5,942        5,882
Interest expense to subsidiaries and affiliates        4,371       14,645       18,591
Interest expense to others                           103,367      107,829      103,735
                                                  ----------   ----------   ----------
Total                                                113,961      130,572      130,252
                                                  ----------   ----------   ----------

Loss before gain on investment and equity in
net loss of subsidiaries                             (41,548)     (75,295)     (72,773)
Gain on sale of investment                              --           --          3,746
Equity in net loss of subsidiaries                   (64,736)     (44,599)     (49,905)
                                                  ----------   ----------   ----------
Loss before extraordinary loss                      (106,284)    (119,894)    (118,932)
Extraordinary loss on early retirement of debt          --           --        (11,710)
                                                  ----------   ----------   ----------

Net loss                                          $ (106,284)  $ (119,894)  $ (130,642)
                                                  ==========   ==========   ==========





                 See notes to condensed financial information of the Registrant.


                                     SCHEDULE I (Page 3 of 4)
                       ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                   Condensed Information as to the Cash flows of the Registrant
                                      (Dollars in thousands)
                                                                    Year Ended March 31,
                                                                  1995          1996         1997
Cash flows from operating activities:
Net loss                                                     $  (106,284) $  (119,894) $  (130,642)
Adjustments to reconcile net loss to net cash used
 for operating activities:
Equity in net loss of subsidiaries                                64,736       44,599       49,905
Gain on sale of investment                                          --           --         (3,746)
Non-cash portion of extraordinary loss on early
retirement of debt                                                  --           --          3,503
Depreciation and amortization                                      5,179        5,942        5,882
Noncash interest expense                                          14,756       16,288       17,893
Change in operating assets and liabilities:

Other assets                                                     (52,096)      (6,832)        (711)
Accrued interest and other liabilities                            12,523       22,107       (2,165)
                                                             -----------  -----------  -----------
Net cash used for operating activities                           (61,186)     (37,790)     (60,081)
                                                             -----------  -----------  -----------

Cash flows from investing activities:
Investments in and advances (to) from subsidiaries
and related parties - net                                         55,685       43,120     (162,812)
Expenditures for property, plant and equipment                      (447)        (161)        (669)
                                                             -----------  -----------  -----------
Net cash provided by investing activities                         55,238      42,959     (163,481)
                                                             -----------  -----------  -----------

Cash flows from financing activities:
Proceeds from debt                                                 3,300        1,100      348,312
Repayments of debt                                               (12,213)      (3,252)    (122,615)
Issuance of Class A Common Stock                                  14,861         --           --
Debt financing costs                                                --           --         (5,135)
                                                             -----------  -----------  -----------
Net cash provided by (used for) financing activities               5,948       (2,152)     220,562
                                                             -----------  -----------  -----------

Increase (decrease) in cash and cash equivalents                    --          3,017       (3,000)

Cash and cash equivalents, beginning of year                          80           80        3,097
                                                             -----------  -----------  -----------

Cash and cash equivalents, end of year                       $        80  $     3,097  $        97
                                                             ===========  ===========  ===========


Supplemental disclosure of cash flow activity -
Cash payments for interest                                   $   103,454  $   103,965  $   106,746
                                                             ===========  ===========  ===========


                      See notes to condensed financial information of the Registrant.

                            SCHEDULE I (Page 4 of 4)
              ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           Notes to Condensed Financial Information of the Registrant
                             (Dollars in thousands)


      1. Amounts advanced between Adelphia and related parties:

         Adelphia Communications Corporation ("Adelphia") has periodically advanced to and borrowed funds from subsidiaries and affiliates. Adelphia, its subsidiaries and affiliates charge interest on such amounts at rates ranging from 2% to 11% with principal due upon demand five years after March 31, 1997.



     2.  Reclassifications:

         Certain 1995 and 1996 amounts have been reclassified to conform with the 1997 presentation.


                                               SCHEDULE II
                           ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                    VALUATION AND QUALIFYING ACCOUNTS
                                        (Dollars in thousands)

                                                 Balance   Charged
                                                    at     to Costs                 Balance
                                                Beginning    and      Deductions-    at End
                                                of Period  Expenses    Write-Offs  of Period


Year Ended March 31, 1995

Allowance for Doubtful Accounts               $    3,603  $    3,846  $    3,946  $    3,503
                                              ==========  ==========  ==========  ==========


Year Ended March 31, 1996

Allowance for Doubtful Accounts               $    3,503  $    5,827  $    8,114  $    1,216
                                              ==========  ==========  ==========  ==========

Year Ended March 31, 1997

Allowance for Doubtful Accounts               $    1,216  $    8,398  $    8,269  $    1,345
                                              ==========  ==========  ==========  ==========

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ADELPHIA COMMUNICATIONS CORPORATION

June 20, 1997                               By:     /s/ John J. Rigas
                                                    John J. Rigas,
                                                    Chairman, President and
                                                    Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

June 20, 1997                                       /s/ John J. Rigas
                                                    -----------------
                                                    John J. Rigas,
                                                    Director

June 20, 1997                                       /s/ Timothy J. Rigas
                                                    --------------------
                                                    Timothy J. Rigas,
                                                    Executive Vice President,
                                                    Chief Financial Officer,
                                                    Chief Accounting Officer,
                                                    Treasurer and Director

June 20, 1997                                       /s/ Michael J. Rigas
                                                    --------------------
                                                    Michael J. Rigas,
                                                    Executive Vice President,
                                                    Operations and Director

June 20, 1997                                       /s/ James P. Rigas
                                                    ------------------
                                                    James P. Rigas,
                                                    Executive Vice President,
                                                    Strategic Planning and
                                                    Director

June 20, 1997                                       /s/ Daniel R. Milliard
                                                    ----------------------
                                                    Daniel R. Milliard,
                                                    Senior Vice President,
                                                    Secretary and Director

June 20, 1997                                       /s/ Dennis P. Coyle
                                                    -------------------
                                                    Dennis P. Coyle,
                                                    Director

June 20, 1997                                       /s/ Pete J. Metros
                                                    ------------------
                                                    Pete J. Metros,
                                                    Director

June 20, 1997                                       /s/ Perry S. Patterson
                                                    ----------------------
                                                    Perry S. Patterson,
                                                    Director

EXHIBIT INDEX

Exhibit No.       Description

  21.01   Subsidiaries of the Registrant (Filed herewith)

  23.01   Consent of Deloitte & Touche LLP (Filed herewith)

  23.02   Consent of Deloitte & Touche LLP (Filed herewith)

  27.01   Financial Data Schedule (Filed herewith)

  99.01 Material incorporated by reference into this Form 10-K from pages 29 through 37, and F-2 to F-19 of Amendment No. 2 to Registration Statement No. 333-19327 on Form S-4 of Olympus Communications, L.P. and Olympus Capital Corporation (Filed herewith)

  99.02 Material incorporated by reference into this Form 10-K from pages 3 to 6 of Form 10-Q of Olympus Communications, L.P. and Olympus Capital Corporation for the quarter ended March 31, 1997 (Filed herewith)