Form 10-K/A
period 1997-03-31
ADELPHIA COMMUNICATIONS CORP
filed 1997-07-29
CIK 796486

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

    X    Annual Report under Section 13 or 15(d) of the Securities Exchange Act
-------
          of 1934

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

                             Main at Water Street
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

                          Yes      X        No  ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the form 10-K or any amendment to the Form 10-K. X

Aggregate market value of outstanding Class A Common stock $.01 par value, held by non-affiliates of the registrant at July 23, 1997 was $92.9 million based on the closing sale price as computed by the NASDAQ National Market system as of that date. For purposes of this calculation only, affiliates are deemed to be directors and executive officers of the registrant.

At July 23, 1997, 19,702,308 shares of Class A Common Stock, par value $0.01, and 10,944,476 shares of Class B Common Stock, par value $0.01 per share, of the registrant were outstanding.

The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended March 31, 1997 as set forth in the pages attached hereto:


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





                                            ADELPHIA COMMUNICATIONS CORPORATION




July 29, 1997                               By:   /s/ Timothy J. Rigas
                                                 ---------------------
                                                 Timothy J. Rigas
                                                 Executive Vice President, Chief
                                                 Financial Officer, Chief
                                                 Accounting Officer and
                                                 Treasurer

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


Perry S. Patterson
Age 80

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


John J. Rigas
Age 72

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


Michael J. Rigas
Age 43

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


Timothy J. Rigas
Age 41

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


James P. Rigas
Age 39

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


Daniel R. Milliard
Age 50

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


Pete J. Metros
Age 57

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


Dennis P. Coyle
Age 59

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


         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company or written representations that no other reports were required, the Company's directors, executive officers and more than ten percent stockholders filed on a timely basis all reports due under Section 16(a) for the period from April 1, 1996 through March 31, 1997.

Item 11. Executive Compensation

Summary Compensation Table

         The following table sets forth certain information regarding compensation paid by the Company for services rendered during the Company's last three fiscal years in the period ended March 31, 1997 to the Company's Chief Executive Officer and the four most highly compensated executive officers whose compensation exceeded $100,000 in salary and bonus during fiscal 1997:


Annual Compensation

                                                                                              All Other
                                                                                        Compensation (a) (b)
Name and Principal Position                  Fiscal Year           Salary ($)                    ($)
---------------------------                  -----------           -----------                   ---

John J. Rigas                                   1997               1,235,194                   474,707
Chairman, President and                         1996                 641,963                   474,495
Chief Executive Officer                         1995                 595,933                   293,750

Michael J. Rigas                                1997                 206,857                    10,950
Executive Vice President,                       1996                 205,948                    10,750
Operations                                      1995                 124,658                    10,950

Timothy J. Rigas                                1997                 206,857                    10,950
Executive Vice President, Chief                 1996                 205,948                    10,750
Financial Officer Chief Accounting              1995                 124,658                    10,950
Officer and Treasurer

James P. Rigas                                  1997                 206,857                    11,410
Executive Vice President,                       1996                 205,948                    11,201
Strategic Planning                              1995                 124,658                    11,250

Daniel R. Milliard                              1997                 313,863                    5,340
Senior Vice President and                       1996                 207,474                    5,250
Secretary                                       1995                 187,412                    5,350




(a) Fiscal 1997, 1996 and 1995 amounts include: (i) life insurance premiums paid during each respective fiscal year by the Company under employment agreements with John J. Rigas, Michael J. Rigas, Timothy J. Rigas, James P. Rigas and Daniel R. Milliard, in premium payment amounts of $200,000, $10,200, $10,200, $10,660 and $4,590, during fiscal 1997, $200,000, $10,000, $10,000, $10,451, and $4,500,
         respectively, during fiscal 1996, and $293,000, $10,200, $10,200,
         $10,500 and $4,600, respectively, during fiscal 1995, on policies owned by the respective named executive officers; (ii) $251,825 and $250,829 for John J. Rigas which represents the dollar value of the benefit of the whole-life portion of the premiums paid by the Company during fiscal 1997 and 1996, respectively, pursuant to a split-dollar life insurance arrangement projected on an actuarial basis; (iii) $22,132 and $22,916 for John J. Rigas which represents payments by the Company during fiscal 1997 and 1996, respectively, pursuant to a split-dollar life insurance arrangement that is attributable to term life insurance coverage; and (iv) $750 in Company matching contributions for each executive officer under the Company's 401(k) savings plan for each of fiscal 1997, 1996 and 1995. Fiscal 1997 amounts shown for Daniel R. Milliard include amounts paid by the Company under Mr. Milliard's employment agreement with the Company, which terminated March 4, 1997 and amounts paid since March 4, 1997 under Mr. Milliard's new employment agreement with Hyperion Telecommunications, Inc. as described below. The amounts shown above do not include transactions between the Company and certain executive officers or certain entities which are privately owned in whole or in part by the executive officers named in the table. See Item 13 "Certain Relationships and Related Transactions."

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


         All of the executive officers are eligible to receive bonuses of Class A Common Stock under the Company's Restricted Stock Bonus Plan, as amended, and options to purchase Class A Common Stock under the Stock Option Plan of 1986, as amended, to be awarded or granted at the discretion of the Bonus Committee (as defined therein) and Option Committee (as defined therein), respectively, subject to certain limitations on the number of shares that may be awarded to each executive officer under each of the Plans. No awards were made under either the Restricted Stock Bonus Plan or the Stock Option Plan of 1986 during fiscal 1997.


Employment Contracts and Termination of Employment

         During fiscal 1997, each of the named executive officers had an employment agreement with the Company which is automatically renewable each year unless one party gives the other prior notice and which provides among other things for compensation review by the Compensation Committee, the insurance premium payments listed in note (a)(i) to the Summary Compensation Table above, and benefits. In addition, under such employment agreements, upon termination of such employment for any reason other than "for cause," each of the executive officers will be entitled to receive severance pay equal to three months of their salary plus the amount of insurance premiums payable under such officer's employment agreement which, as of April 1, 1996, in the aggregate in the case of John J. Rigas would be approximately $315,876.

         As of March 4, 1997, Mr. Milliard entered into an employment agreement with Hyperion Telecommunications, Inc., an 88% owned subsidiary of the Company, and terminated his employment agreement with Adelphia. Mr. Milliard serves as President and Chief Operating Officer of Hyperion. Mr. Milliard's employment agreement with Hyperion provides for base salary, annual cash bonuses based on achievement, stock options and stock bonuses, certain employee benefits and certain change-in-control and other provisions, and expires on March 31, 2001 unless terminated earlier pursuant to its terms. Mr. Milliard will continue to serve as a director, senior vice president and secretary of Adelphia, although he will receive no additional compensation for serving in such capacities.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth, based on information available to the Company as of July 23, 1997, certain information with respect to the beneficial ownership of Class A Common Stock and Class B Common Stock by each director or nominee for director, all executive officers and directors of Adelphia as a group, and each person known to Adelphia to own beneficially more than 5% of such Common Stock, based on 19,702,308 shares of Class A Common Stock and 10,944,476 shares of Class B Common Stock outstanding, respectively, as of such date. Unless otherwise noted, the individuals have sole voting and investment power. The business address of each such 5% beneficial owner named below, unless otherwise noted, is Main at Water Street, Coudersport, Pennsylvania 16915.

                                                 Shares of         Percent of        Shares of       Percent of
                                                  Class A           Class A           Class B         Class B
                                                  Common             Common            Common          Common
Name and Addresses                                 Stock              Stock            Stock            Stock

John J. Rigas                                       (a)                (b)          5,883,004(c)        53.8%
Michael J. Rigas                                    (a)                (b)          1,915,970(c)        17.5%
Timothy J. Rigas                                    (a)                (b)          1,915,970(c)        17.5%
James P. Rigas                                      (a)                (b)          1,151,634(c)        10.5%
Daniel R. Milliard                                  1,000(d)           (e)              --               --
Perry S. Patterson                                  3,250              (e)              --               --
Pete J. Metros                                        100              (e)              --               --
Dennis P. Coyle                                     1,000              (e)              --               --
All executive officers and directors
   as a group (eight persons)                  26,898,245(a)(c)        (b)         10,572,731(c)        96.6%

Syracuse Hilton Head Holdings, L.P.             2,398,151(f)         12.2%              --               --
   Main at Water Street
   Coudersport, Pennsylvania 16915

Highland Holdings                              13,849,913(g)         47.5%              --               --
   Main at Water Street
   Coudersport, Pennsylvania 16915

Ellen K. Rigas                                      (h)               (i)            371,762(c)         3.4%
   Main at Water Street
   Coudersport, Pennsylvania 16915

The Capital Group Companies, Inc.               1,177,500(j)          6.0%              --               --
   333 South Hope Street
   Los Angeles, California 90071

Telesat Cablevision, Inc.                       3,450,014(k)         15.6%              --               --
   700 Universe Blvd.
   Juno Beach, Florida 33408

Booth American Company                          3,571,428            18.1%              --               --
   333 W. Fort Street, 12th Floor
   Detroit, MI 48226

Myron M. Kaplan                                   979,500             5.0%              --               --
   P.O. Box 385
   Leonia, NJ 07605





(a) The holders of Class B Common Stock are deemed to be beneficial owners of an equal number of shares of Class A Common Stock because Class B Common Stock is convertible into Class A Common Stock on a one-to-one basis. In addition, the following persons own or have the power to direct the voting of shares of Class A Common Stock in the following amounts: John J. Rigas, 431,800 shares--71,700 shares directly and 360,100 shares through Syracuse Hilton Head Holdings, L.P. ( "SHHH "); Michael J. Rigas, 193,500 shares--200 shares directly and 193,300 shares through SHHH; Timothy J. Rigas, 193,500 shares--200 shares directly and 193,300 shares through SHHH; James P. Rigas, 193,300 shares indirectly through SHHH. John J. Rigas shares voting power with his spouse with respect to 106,300 of such shares held through SHHH. Each of John J. Rigas, Michael J. Rigas, Timothy J. Rigas and James P. Rigas also share voting and dispositive power with respect to 13,849,913 shares of Class A Common Stock deemed to be beneficially owned by Highland Holdings, and 1,458,151 shares of Class A Common Stock held by SHHH. See notes (f) and (g) below.

(b) After giving effect to the conversion solely by each individual holder of all of his Class B Common Stock into Class A Common Stock and including all shares of Class A Common Stock, and the conversion into Class A Common Stock of Series C Cumulative Convertible Preferred Stock, currently held by such individual holder or over which such individual holder has or shares voting or investment power as disclosed in note (a) above or notes (f) and (g) below, the percentage of Class A Common Stock owned by John J. Rigas, Michael J. Rigas, Timothy J. Rigas and James P. Rigas, and by all executive officers and directors as a group (eight persons), would be 63.4%, 58.5%, 58.5%, 57.4% and 67.7%, respectively. Further, after giving effect to an additional 4,966,540 shares of Class A Common Stock of which John J. Rigas has the right to direct the voting in the election of directors pursuant to the Class B Stockholders Agreement discussed in the paragraph following this table (and assuming the parties to such agreement converted their Class B Common Stock into Class A Common Stock), as to all of which additional shares John J. Rigas disclaims beneficial ownership, the percentage of Class A Common Stock owned by John J. Rigas would be 68.0%.

(c) The amounts shown include 97,949 of the same shares which are owned of record by Dorellenic, and such shares are only included once for "All executive officers and directors as a group." The named Rigas individuals have shared voting and investment power with respect to these shares.

(d) Daniel R. Milliard shares voting and investment power with his spouse with respect to these shares.

(e)      Less than 1%.

(f) SHHH, Doris Holdings, L.P. ("Doris"), the general partner of SHHH, and Eleni Acquisition, Inc., the general partner of Doris, are affiliates of John J. Rigas, Michael J. Rigas, Timothy J. Rigas and James P. Rigas, each of whom has shared voting and investment power with respect to the shares held by SHHH. In addition, through irrevocable proxies, each of the above-named individuals shares with SHHH the power to vote or direct the vote of such number of shares of Class A Common Stock held by as is specified in note (a) above.

(g) Highland Holdings ("Highland"), as beneficially owned, is a general partnership, the general partners of which include John J. Rigas, Michael J. Rigas, Timothy J. Rigas, James P. Rigas and Ellen K. Rigas, each of whom is deemed to share voting and investment power with respect to the shares held by Highland. The amount shown includes, and the percentage shown reflects, 9,433,960 shares of Class A Common Stock into which 80,000 shares of the Company's Series C Cumulative Convertible Preferred Stock held by Highland Holdings is convertible as of July 23, 1997.

(h) As a holder of Class B Common Stock, Ellen K. Rigas is deemed to be the beneficial owner of an equal number of shares of Class A Common Stock because Class B Common Stock is convertible into Class A Common Stock on a one-to-one basis. In addition, Ellen K. Rigas owns 1,600 shares of Class A Common Stock directly and shares voting and investment power with respect to 13,849,913 shares of Class A Common Stock held by Highland. See note (g) above. Ellen K. Rigas is the daughter of John J. Rigas.

(i) After giving effect to the conversion of all of Ellen K. Rigas' Class B Common Stock into shares of Class A Common Stock and including all shares of Class A Common Stock, and the conversion into Class A Common Stock of Series C Cumulative Convertible Preferred Stock, held by Ellen
         K. Rigas or over which Ellen K. Rigas has or shares voting or investment power as discussed in note (h) above, the percentage of Class A Common Stock owned by Ellen K. Rigas would be 48.2%.

(j) According to a Schedule 13G and other information provided to the Company, certain operating subsidiaries of the named entity have sole dispositive power with respect to all of such shares, and sole voting power with respect to 97,500 of such shares. An operating subsidiary of the named entity, Capital Research and Management Company, exercises sole dispositive power with respect to 1,080,000 of such shares.

(k) According to a Schedule 13D, the named entity shares voting and dispositive power over the shares with FPL Group Capital, Inc., the parent of Telesat Cablevision, Inc., FPL Group, Inc., the parent of FPL Group Capital, Inc., and Cable L.P. I, Inc. and Telesat Cablevision of South Florida, Inc., subsidiaries of Telesat Cablevision, Inc. Telesat Cablevision, Inc. is the Company's joint venture partner in Olympus and is also a holder of in excess of five percent of the Company's Class A Common Stock. The consent of both the Company and Telesat Cablevision, Inc. is required under the Olympus partnership agreement for certain material transactions. Mr. Dennis P. Coyle, is the nominee of Telesat for election to the Board of Directors of the Company. The amount shown includes, and the percentage shown reflects, as beneficially owned, 2,358,490 shares of Class A Common Stock into which 20,000 shares of the Company's Series C Cumulative Convertible Preferred Stock held by Telesat Cablevision, Inc. is convertible as of July 23, 1997.




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

Item 13. Certain Relationships and Related Transactions

Management Services


         During the fiscal year ended March 31, 1997, the Company provided management services for certain cable television systems not owned by the Company, including managed partnerships ("Managed Partnerships") in which John
J. Rigas, Michael J. Rigas, Timothy J. Rigas, James P. Rigas, Daniel R. Milliard and Ellen K. Rigas had varied ownership interests. These services included supervision of technical and business operations, accounting, marketing, programming, purchasing, field engineering and other technical and administrative nonfield services. During this period, the Managed Partnerships paid the Company five to six percent of system revenues for such services. Other fees were charged by the Company to the Managed Partnerships during this period for goods and services including mark-ups on the Company's volume purchases of equipment, pay programming and other goods and services. In addition, the Managed Partnerships charged the Company for system and corporate costs during this period. The net fees and expenses charged by the Company to Managed Partnerships amounted to $2,475,000 for fiscal 1997. In addition, the Company paid $2,563,000 to other entities owned by members of the Rigas family, primarily for property, plant and equipment. The Company believes that these fees were no less favorable than the fees which the Company believes it could obtain in similar transactions with unrelated third parties.


Real Estate


         During fiscal 1997, the Company leased from Dorellenic (a partnership owned principally by the Company's executive officers) certain real estate used in connection with the operations of the Company. The partners of Dorellenic are John J. Rigas, Michael J. Rigas, Timothy J. Rigas, James P. Rigas and Ellen K. Rigas. The leases were for varying terms, generally provided for monthly rental payments equal to fair market value rentals, and were no less favorable than the terms of leases which the Company believes it could obtain from unrelated third parties. The Company pays all operating expenses in connection with the leased property. Real estate rental payments to Dorellenic totaled $133,000 for fiscal 1997.


Equipment Leases


         The Company leased certain operating and support equipment from Dorellenic and a corporation which is wholly owned by members of the Rigas Family, for which it made aggregate lease payments of $482,000 in fiscal 1997. Such lease payments equaled the lessor's borrowing costs or lease payments to unrelated third parties for such equipment. The Company also paid all operating costs incurred with respect to such equipment. The Company believes that the terms of such leases were no less favorable than those which the Company believes it could obtain from unrelated third parties.




Loans to and from Affiliates

         Certain loans to and from the Company by or to affiliates (which do not include Olympus) as of March 31, 1997 are summarized below. Interest is charged on such loans to affiliates at rates which ranged from 10.8% to 15.0% for the year ended March 31, 1997.

         Total interest income on loans to affiliates, excluding Olympus, aggregated $1,767,000 for fiscal 1997. In addition, net settlement amounts under interest rate swap agreements with the Managed Partnerships, recorded as adjustments to interest expense during the period incurred, increased the Company's interest expense by $50,000 for fiscal 1997

         Net receivables due from the Managed Partnerships for advances made by the Company for the construction and acquisition of cable television systems and for working capital purposes, including accrued interest thereon, were $4,518,000 at March 31, 1997.

         During fiscal 1997 the Company made net advances of $1,653,000 to Dorellenic. At March 31, 1997, net receivables from Dorellenic (including accrued interest) were $26,128,000. Amounts advanced to Dorellenic were primarily used for working capital purposes.

         During fiscal 1990 and 1991, the Company loaned an aggregate $255,000 to Daniel R. Milliard and an unaffiliated third party, pursuant to several revolving term and term notes, for capital expenditures and working capital purposes. As of March 31, 1997, the outstanding amount of these loans was $152,000.

         On an end-of-quarter basis, the largest aggregate amount of net outstanding loans and advances receivable from affiliates (directors, executive officers and five-percent shareholders) or entities they control, including John
J. Rigas, Michael J. Rigas, Timothy J. Rigas, James P. Rigas, Ellen K. Rigas, Daniel R. Milliard, Dorellenic and/or the Managed Partnerships during fiscal 1997 was $36,430,000 at June 30, 1996. At March 31, 1997, such aggregate net amount was $30,798,000.


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

         The Company's executive officers may from time to time evaluate and, subject to the Company's rights and covenants in the Company's loan agreements and indentures, may acquire cable television systems or interests therein for their own accounts separately or along with the Company and/or other joint venture parties.

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


Registration Rights and Stock Purchase Matters

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

         On June 22, 1997, Adelphia entered into an agreement with Highland Holdings and Telesat Cablevision, Inc. pursuant to which Highland Holdings and Telesat Cablevision, Inc., respectively, purchased from Adelphia on July 7, 1997, 80,000 and 20,000 shares of Series C Cumulative Convertible Preferred Stock, with a liquidation preference of $1,000 per share, at a purchase price of $970 per share. Each share of Series C Cumulative Convertible Preferred Stock is convertible into 117.9245 shares of Class A Common Stock of Adelphia at $8.48 per share, bears dividends of 8-1/8% of the liquidation preference per share, and is redeemable at the option of Adelphia after three years from the date of issuance at a premium declining to par. On July 7, 1997, Adelphia also sold 550,000 shares of 13% Cumulative Exchangeable Preferred Stock to Highland Holdings for $98.8421 per share, a price per share equal to the price paid by the initial purchasers of 950,000 shares of the same preferred stock after discounts and commissions. The closing of the offerings on July 7, 1997 of $150,000,000 aggregate principal amount of 10-1/2% Senior Notes due 2004 to institutional investors and the 950,000 shares of 13% Cumulative Exchangeable Preferred Stock were conditioned upon the completion of the sale of the Series C Cumulative Convertible Preferred Stock. In connection with such transactions, Adelphia entered into Registration Rights Agreements with Highland Holdings and Telesat Cablevision, Inc. with respect to the registration of the Series C Cumulative Convertible Preferred Stock and with Highland Holdings and the initial purchasers with respect to the 13% Cumulative Exchangeable Preferred Stock.


Olympus Matters

         On February 28, 1995, the Company and certain of its subsidiaries and Telesat Cablevision, Inc. and certain of its subsidiaries ("Telesat") entered into an Investment Agreement and an amended and restated partnership agreement for Olympus Communications. L.P. See Item 7 of this Form 10-K entitled "Management's Discussion and Analysis of Results of Operation and Financial Condition" for information on the investment and related partnership transactions. The consent of both the Company and Telesat is required under the Olympus partnership agreement for certain material transactions. As noted earlier, Mr. Dennis Coyle is the nominee of Telesat for election to the Board of Directors of the Company.