Form 10-Q
period 1997-06-30
ADELPHIA COMMUNICATIONS CORP
filed 1997-08-14
CIK 796486

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 X Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of
     1934

                  For the quarterly period ended June 30, 1997

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ______________ to _____________

                         Commission File Number: 0-16014


                             ADELPHIA COMMUNICATIONS
                                   CORPORATION
             (Exact name of registrant as specified in its charter)



                    Delaware                                 23-2417713
           (State or other jurisdiction of               (I.R.S. Employer
            incorporation or organization)              Identification No.)


                              Main at Water Street
                              Coudersport, PA 16915
                        (Address of principal (Zip code)
                               executive offices)

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

          At August 13, 1997, 19,702,308 shares of Class A Common Stock, par value $.01, and 10,944,476 shares of Class B Common Stock, par value $.01 per share, of the registrant were outstanding.




              ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                      INDEX




                                                                                                                   Page Number
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

       Condensed Consolidated Balance Sheets - March 31, 1997 and June 30, 1997..........................................3

       Condensed Consolidated Statements of Operations - Three Months Ended June 30, 1996
               and 1997..................................................................................................4

       Condensed Consolidated Statements of Cash Flows - Three Months Ended June 30, 1996
            and 1997.....................................................................................................5

       Notes to Condensed Consolidated Financial Statements..............................................................6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
       of Operations.....................................................................................................9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.....................................................20

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..............................................................................................21

Item 2.  Changes in Securities..........................................................................................21

Item 3.  Defaults Upon Senior Securities................................................................................21

Item 4.  Submission of Matters to a Vote of Security Holders............................................................21

Item 5.  Other Information..............................................................................................21

Item 6.  Exhibits and Reports on Form 8-K...............................................................................21


SIGNATURES..............................................................................................................22



                         PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

              ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                  (Dollars in thousands, except share amounts)

                                                                     March 31,      June 30,
ASSETS:                                                                1997           1997
                                                                  ------------   ------------
Cable television systems, at cost, net of accumulated depreciation and amortization:
Property, plant and equipment                                      $   659,575    $   688,027
Intangible assets                                                      650,533        690,570
                                                                   -----------    -----------
Total                                                                1,310,108      1,378,597

Cash and cash equivalents                                               61,539         25,010
Investments                                                            117,996        139,077
Preferred equity investment in Managed Partnership                      18,338         18,338
Subscriber receivables - net                                            24,692         27,413
Prepaid expenses and other assets - net                                 80,355         75,884
Related party receivables - net                                         30,798         44,476
                                                                   -----------    -----------
Total                                                              $ 1,643,826    $ 1,708,795
                                                                   ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY):
Notes payable of subsidiaries to banks and institutions            $ 1,159,500    $ 1,270,700
12 1/2% Senior Notes due 2002                                          277,385        277,385
10 1/4% Senior Notes due 2000                                           99,322         99,366
9 7/8% Senior Notes due 2007                                           347,274        347,316
11 7/8% Senior Debentures due 2004                                     124,539        124,548
9 7/8% Senior Debentures due 2005                                      128,255        128,291
9 1/2% Senior Pay-In-Kind Notes due 2004                               197,897        177,897
13% Senior Discount Notes of Unrestricted Subsidiary due 2003          187,173        193,900
Other debt                                                              22,694         18,493
Accounts payable                                                        56,961         53,565
Subscriber advance payments and deposits                                16,004         15,138
Accrued interest and other liabilities                                 127,938        120,096
Deferred income taxes                                                  110,097        110,013
                                                                   -----------    -----------
Total liabilities                                                    2,855,039      2,936,708
                                                                   -----------    -----------

Cumulative equity in loss in excess of investment in and amounts
due from Olympus                                                        42,668         46,032
                                                                   -----------    -----------

Commitments and contingencies (Note 7)

Stockholders' equity (deficiency):
Class A Common Stock, $.01 par value, 200,000,000 shares
authorized, 16,130,880 and 19,702,308 shares outstanding,
respectively                                                               161            197
Class B Common Stock, $.01 par value, 25,000,000 shares
authorized and 10,944,476 shares outstanding                               109            109
Additional paid-in capital                                             219,408        241,669
Accumulated deficit                                                 (1,473,559)    (1,515,920)
                                                                   -----------    -----------
Total stockholders' equity (deficiency)                             (1,253,881)    (1,273,945)
                                                                   -----------    -----------
Total                                                              $ 1,643,826    $ 1,708,795
                                                                   ===========    ===========

                          See notes to condensed consolidated financial statements.



              ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                             Three Months Ended
                                                                    June 30,
                                                            ----------------------
                                                               1996         1997
                                                           ----------   ----------

Revenues                                                    $ 111,011    $ 122,644
                                                            ---------    ---------

Operating expenses:
Direct operating and programming                               33,597       39,673
Selling, general and administrative                            18,638       22,259
Depreciation and amortization                                  28,477       33,733
                                                            ---------    ---------
Total                                                          80,712       95,665
                                                            ---------    ---------

Operating income                                               30,299       26,979
                                                            ---------    ---------

Other income (expense):
Interest income from affiliates                                 2,049        2,151
Priority investment income from Olympus                         9,817       11,765
Interest expense                                              (60,496)     (63,888)
Equity in loss of Olympus and other joint ventures            (13,011)     (19,198)
Equity in loss of Hyperion nonconsolidated joint ventures      (1,636)      (2,540)
Gain on sale of investment                                      8,405          --
                                                            ---------    ---------
Total                                                         (54,872)     (71,710)
                                                            ---------    ---------

Loss before income taxes and extraordinary (loss) gain        (24,573)     (44,731)
Income tax (expense) benefit                                     (166)          70
                                                            ---------    ---------
Loss before extraordinary (loss) gain                         (24,739)     (44,661)
Extraordinary (loss) gain on early retirement of debt          (2,079)       2,300
                                                            ---------    ---------

Net loss                                                    $ (26,818)   $ (42,361)
                                                            =========    =========

Loss per weighted average share of common stock
before extraordinary (loss) gain                            $   (0.94)   $   (1.62)
Extraordinary (loss) gain per weighted average share
on early retirement of debt                                     (0.08)        0.08
                                                            ---------    ---------
Net loss per weighted average share
of common stock                                             $   (1.02)   $   (1.54)
                                                            =========    =========

Weighted average shares of
common stock outstanding (in thousands)                        26,308       27,468
                                                            =========    =========




                   See notes to condensed consolidated financial statements.


              ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                             (Dollars in thousands)
                                                            Three Months Ended June 30,
                                                            ---------------------------
                                                                1996          1997
                                                            -----------  -------------
Cash flows from operating activities:
Net loss                                                     $ (26,818)   $ (42,361)
Adjustments to reconcile net loss to net cash (used for)
provided by operating activities:
Depreciation                                                    18,144       20,842
Amortization                                                    10,333       12,891
Noncash interest expense                                         4,996        6,858
Equity in loss of Olympus and other joint ventures              13,011       19,198
Equity in loss of Hyperion non-consolidated joint
ventures                                                         1,636        2,540
Gain on sale of investment                                      (8,405)          --
Extraordinary loss (gain) on early retirement of debt            2,079       (2,300)
Decrease in deferred income taxes,
net of effect of acquisitions                                       --          (84)
Change in operating assets and liabilities, net of effects
of acquisitions:
Subscriber receivables                                          (1,181)      (2,721)
Prepaid expenses and other assets                               (4,714)       1,110
Accounts payable                                               (11,758)      (3,396)
Subscriber advance payments and deposits                        (1,299)        (866)
Accrued interest and other liabilities                           2,136       (8,177)
                                                             ---------    ---------
Net cash (used for) provided by operating activities            (1,840)       3,534
                                                             ---------    ---------

Cash flows used for investing activities:
Cable television systems acquired                              (84,267)     (29,509)
Expenditures for property, plant and equipment                 (24,944)     (43,534)
Investments in Hyperion nonconsolidated joint ventures          (4,750)     (18,031)
Investments in other joint ventures                             (9,379)     (10,828)
Amounts invested in and advanced from (to)
Olympus and related parties - net                               17,854      (26,872)
Proceeds from sale of investment                                11,618           --
                                                             ---------    ---------
Net cash used for investing activities                         (93,868)    (128,774)
                                                             ---------    ---------

Cash flows from financing activities:
Proceeds from debt                                             741,771      115,400
Repayments of debt                                            (512,957)     (26,689)
Costs associated with debt financing                           (14,702)          --
Proceeds from subsidiary's issuance of warrants                 11,087           --
                                                             ---------    ---------
Net cash provided by financing activities                      225,199       88,711
                                                             ---------    ---------

Increase (decrease) in cash and cash equivalents               129,491      (36,529)

Cash and cash equivalents, beginning of period                  10,809       61,539
                                                             ---------    ---------

Cash and cash equivalents, end of period                     $ 140,300    $  25,010
                                                             =========    =========

            See notes to condensed consolidated financial statements.

              ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                             (Dollars in thousands)


           The accompanying unaudited condensed consolidated financial statements of Adelphia Communications Corporation and its majority owned subsidiaries ("Adelphia" or the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission.

           In the opinion of management, all adjustments, consisting of only normal recurring accruals necessary for a fair presentation of the financial position of Adelphia at June 30, 1997, and the results of operations for the three months ended June 30, 1996 and 1997, have been included. These condensed consolidated financial statements should be read in conjunction with Adelphia's consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended March 31, 1997 ("Annual Report"). The results of operations for the three months ended June 30, 1997 are not necessarily indicative of the results to be expected for the year ending March 31, 1998. Certain prior period balances have been reclassified to conform with the June 30, 1997 presentation.

1. Significant Events Subsequent to the Annual Report:

           On July 7, 1997, Adelphia announced the sale of $150,000 in 10 1/2% Senior Notes due 2004 (the "Notes") to institutional investors and 13% Series A Cumulative Exchangeable Preferred Stock (the "Exchangeable Preferred Stock") with an aggregate liquidation preference of $150,000 of which $95,000 was sold to institutional investors and the remainder was sold to an affiliate of the family of John Rigas, Chairman of Adelphia. These offerings were accomplished in reliance on Rule 144A of the Securities Act of 1933, as amended. The terms of the Notes are similar to those of Adelphia's existing publicly held senior debt. Interest on the Notes is payable semi-annually commencing January 15, 1998. The Exchangeable Preferred Stock will accrue dividends from the date of issuance at a rate per annum of 13% of the liquidation preference per share and are payable semi-annually in arrears, commencing January 15, 1998. The shares of Exchangeable Preferred Stock are redeemable at the option of the Company, on or after July 15, 2002. The Company is required, subject to certain conditions, to redeem all of the Exchangeable Preferred Stock outstanding on July 15, 2009, at a redemption price equal to 100% of the liquidation preference thereof, plus accumulated and unpaid dividends to the date of redemption.

           On July 7, 1997, Adelphia also announced the sale of perpetual Series C Convertible Preferred Stock with an aggregate liquidation preference of $100,000 in a private placement of which $80,000 was sold to a Rigas family affiliate and the remainder was sold to Telesat Cablevision, Inc., a wholly owned subsidiary of FPL Group, Inc., a New York Stock Exchange company and a 50% partner of Olympus Communications, L.P. ("Olympus"). The Series C Convertible Preferred Stock will accrue dividends at the rate of 8 1/8% of the liquidation preference per annum, and is convertible at $8.48 per share into an aggregate of 11,792,450 shares of Class A Common Stock of Adelphia. The Series C Convertible Preferred Stock is redeemable at the option of Adelphia after three years from the date of issuance at a premium declining to par.


           On June 20, 1997, Adelphia acquired cable systems from Booth Communications Company. These systems served approximately 25,800 subscribers at the date of acquisition in the Virginia cities of Blacksburg and Salem and were purchased for an aggregate price of $54,500 comprised of 3,571,428 shares of Adelphia's Class A Common Stock and $29,500 cash. The acquisition was accounted for under the purchase method of accounting. Accordingly, the financial results of the acquired systems are included in the consolidated results of Adelphia effective with the date acquired.

2.  Notes Payable of Subsidiaries to Banks and Institutions:

           The following updates to June 30, 1997 certain disclosures included in Note 3 to Adelphia's consolidated financial statements contained in the Annual Report:



        Commitments for additional borrowings                        $95,654

        Weighted average interest rate payable by
         subsidiaries under credit agreements with banks               7.51%

        Percentage of subsidiary debt that bears
         interest at fixed rates for at least one year                39.82%



3.  Investments:

        Adelphia's nonconsolidated investments are as follows:
                                                               March 31,     June 30,
                                                                  1997         1997
                                                              -----------   ----------
        Investments accounted for using the equity method:
        Gross investment:
Hyperion investment in joint ventures                           $  57,497    $  74,726
Page Call, Inc.                                                    14,990       15,536
Mobile Communications                                               2,470       11,448
Other                                                               1,751        2,053
                                                                ---------    ---------
Total                                                              76,708      103,763
                                                                ---------    ---------

Investments accounted for using the cost method:
Niagara Frontier Hockey, L.P.                                      35,270       36,511
SuperCable ALK International                                        3,172        3,172
Programming ventures                                                2,945        2,960
Mobile Communications                                               1,832        2,329
Other                                                                 763          813
                                                                ---------    ---------
Total                                                              43,982       45,785
                                                                ---------    ---------

Available for sale investments recorded at fair market value:
Republic Industries, Inc.                                           9,315        6,613
                                                                ---------    ---------

Total investments before cumulative equity in net losses          130,005      156,161
Cumulative equity in net losses                                   (12,009)     (17,084)
                                                                ---------    ---------
Total investments                                               $ 117,996    $ 139,077
                                                                =========    =========




           At June 30, 1997, the Company recorded, as a component of additional paid-in capital, an unrealized holding loss on its investment in Republic Industries, Inc. common stock in the amount of $2,703.

4.  Related Party Investments and Receivables:

           Related party receivables - net represent advances to managed partnerships, the Rigas Family (principal shareholders and officers of Adelphia) and Rigas Family controlled entities. No related party advances are collateralized.

           Cumulative equity in loss in excess of investment in and amounts due from Olympus is comprised of the following:

                                                                 March 31,     June 30,
                                                                   1997          1997
                                                               ----------   ----------
Cumulative equity in loss over investment in Olympus            $ (95,771)   $ (98,914)
Amounts due from Olympus                                           53,103       52,882
                                                                ---------    ---------
                                                                $ (42,668)   $ (46,032)
                                                                =========    =========

The investment in Olympus represents a 50% voting interest in such partnership and is being accounted for using the equity method. Summarized unaudited results of operations of Olympus are as follows:


                                                          Six Months Ended
                                                              June 30,
                                                      -----------------------
                                                          1996        1997
                                                       ---------   ---------
Revenues                                                $ 78,422    $ 83,584
Net loss                                                  (5,534)     (9,931)
Net loss of general partners after
priority return requirements                             (38,306)    (46,410)

 5. Income Taxes:

           Income tax benefit for the three months ended June 30, 1997 was $70, which is comprised of current tax expense of $14 and deferred tax benefit of $84.

6. Supplemental Cash Flow Information:

           Cash payments for interest were $50,804 and $44,212 for the three months ended June 30, 1996 and 1997, respectively.

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

              ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                             (Dollars in thousands)


Item 2.    Management's Discussion and Analysis of Financial Condition and
            Results of Operations

Results of Operations

           The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, is forward-looking, such as information relating to the effect of future regulation, future capital commitments and the effects of competition. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions, acquisitions and divestitures, government and regulatory policies, the pricing and availability of equipment, materials inventories and programming, technological developments and changes in the competitive environment in which the Company operates. Unless otherwise stated, the information contained in this Form 10-Q is as of and for the three months ended June 30, 1997.

           Adelphia Communications Corporation and its subsidiaries ("Adelphia" or the "Company") earned substantially all of its revenues in the three months ended June 30, 1996 and 1997 from monthly subscriber fees for basic, satellite, premium and ancillary services (such as installations and equipment rentals), local and national advertising sales, pay-per-view programming, home shopping networks and competitive local exchange carrier ("CLEC") telecommunications services.

           The changes in Adelphia's operating results for the quarter ended June 30, 1997 compared to the same period of the prior year, were primarily the result of acquisitions, rate increases, and expanding existing cable television operations.

           The high level of depreciation and amortization associated with the significant number of acquisitions in recent years, the recent upgrading and expansion of systems and interest costs associated with financing activities will continue to have a negative impact on the reported results of operations. Also, significant charges for depreciation, amortization and interest are expected to be incurred in the future by Olympus, which will also adversely impact Adelphia's future results of operations. Adelphia expects to report net losses for the next several years.

           The following tables set forth certain cable television system data at the dates indicated for Company Owned, Olympus and Managed Systems. The "Olympus Systems" are systems currently owned by Olympus. The "Managed Systems" are affiliated systems managed by Adelphia.

                                        June 30,       Percent
                               ----------------------- Increase
                                   1996       1997    (Decrease)
                               ----------- ----------- --------
Homes Passed by Cable
Company Owned Systems           1,488,447   1,610,384      8.2%
Olympus Systems                   637,154     670,712      5.3%
Managed Systems                   427,559     426,529     (0.2%)
                                ---------   ---------      ---
Total Systems                   2,553,160   2,707,625      6.0%
                                =========   =========      ===


Basic Subscribers
Company Owned Systems           1,090,181   1,176,846      7.9%
Olympus Systems                   400,718     427,441      6.7%
Managed Systems                   305,366     303,428     (0.6%)
                                ---------   ---------      ---
Total Systems                   1,796,265   1,907,715      6.2%
                                =========   =========      ===

           Managed Systems' data, as of June 30, 1997, reflects the sale of a system consisting of approximately 7,900 homes passed and approximately 5,800 basic subscribers.

           Exclusive of acquisitions and dispositions, basic subscribers grew 2.1%, 3.9% and 1.3% for Company Owned, Olympus and Managed Systems, respectively, during the twelve months ended June 30, 1997.

           The following table is derived from Adelphia's Condensed Consolidated Financial Statements that are included in this Form 10-Q and sets forth the historical percentage relationship to revenues of the components of operating income contained in such financial statements for the periods indicated.

                                         Three Months Ended
                                              June 30,
                                        --------------------
                                            1996     1997
                                        --------- ----------

Revenues                                   100.0%   100.0%

Operating expenses:
Direct operating and programming            30.3%    32.3%
Selling, general and administrative         16.8%    18.1%
Depreciation and amortization               25.7%    27.5%
                                         -------  -------

Operating income                            27.2%    22.1%
                                         =======  =======



           Revenues. The primary revenue sources reflected as a percentage of total revenues were as follows:


                                           Three Months Ended
                                                June 30,
                                        -----------------------
                                             1996     1997
                                        ----------- -----------

Regulated service and equipment fees          74%      75%
Premium programming fees                      12%      12%
Advertising sales and other services          14%      13%



           Revenues increased approximately 10.5% for the quarter ended June 30, 1997 compared with the quarter ended June 30, 1996. The increase was attributable to the following:


              Acquisitions                             29%
              Basic subscriber growth                   7%
              Rate increases                           56%
              Other                                     8%



           Effective August 1, 1996, certain rate increases related to regulated cable services were implemented in substantially all of the Company's Systems. Other non-cable revenues including strategic service offerings such as paging and CLEC services also had a positive impact on revenues for the quarter ended June 30, 1997. Future rate increases related to certain regulated cable services will become effective in substantially all of the Company's Systems during the quarter ending September 30, 1997.

           Direct Operating and Programming Expenses. Direct operating and programming expenses, which are mainly basic and premium programming costs and technical expenses, increased 18.1% for the quarter ended June 30, 1997 compared with the same quarter of the prior year. Such increase was primarily due to increased operating expenses from acquired systems, increased programming costs and incremental costs associated with increased subscribers. Because of regulatory limitations on the timing and extent to which cost increases may be passed on to customers, operating and programming expenses during the quarter ended June 30, 1997 have increased at a greater magnitude than corresponding revenue increases. As a result of recent FCC regulatory rulemaking decisions, the Company is implementing a systematic program of rate increases to reverse this trend. Consistent with such a program, the Company will increase rates in most markets, in accordance with FCC guidelines, during the quarter ending September 30, 1997.

           Selling, General and Administrative Expenses. These expenses, which are mainly comprised of costs related to system offices, customer service representatives, and sales and administrative employees, increased 19.4% for the quarter ended June 30, 1997 compared with the same quarter of the prior year. The increase was primarily due to incremental costs associated with acquisitions, subscriber growth and Hyperion Corporate and Network Operating and Control Center cost increases to accommodate the growth in the number of operating companies managed and monitored. Such expenses increased as a percentage of revenues compared to the quarter ended June 30, 1996 primarily due to acquisitions and Hyperion overhead increases.

           Depreciation and Amortization. Depreciation and amortization was higher for the quarter ended June 30, 1997 compared with the same quarter of the prior year primarily due to increased depreciation and amortization related to acquisitions consummated during the years ended March 31, 1996 and 1997 as well as increased capital expenditures made during the past several years.

           Priority Investment Income. Priority investment income is comprised of payments received from Olympus of accrued priority return on the Company's investment in 16.5% preferred limited partner ("PLP") interests in Olympus. Priority investment income increased during the quarter ended June 30, 1997 due to increased payments by Olympus.

           EBITDA. EBITDA (earnings before interest expense, income taxes, depreciation and amortization, equity in loss of joint ventures and other noncash charges) amounted to $74,628 during the quarter ended June 30, 1997 compared with $70,642 for the same quarter of the prior year. The increase of 5.6% is primarily due to the impact of the acquisition of cable systems, subscriber rate increases, and increased priority investment income from Olympus. The impact of acquisitions increased revenues and operating expenses for the quarter ended June 30, 1997 compared with the same quarter of the prior year. While EBITDA is not an alternative to operating income or an alternative to cash flows from operating activities as a measure of liquidity, as defined by generally accepted accounting principles, and, while EBITDA may not be comparable to other similarly titled measures of other companies, management believes EBITDA is a meaningful measure of performance as substantially all of the Company's financing agreements contain financial covenants based on EBITDA.

           Interest Expense. Interest expense increased 5.6% for the quarter ended June 30, 1997 compared with the same quarter of the prior year. Interest expense increased due to incremental debt outstanding during the current period and accretion of original issue discount, partially offset by a decrease in the average interest rate on outstanding debt during the quarter ended June 30, 1997 compared with the quarter ended June 30, 1996. Approximately 45.9% of the increase in interest expense in the quarter ended June 30, 1997 as compared with the same quarter of the prior year was attributable to incremental debt related to acquisitions. Interest expense includes noncash accretion of original issue discount and noncash interest expense totaling $4,996 and $6,858 for the quarters ended June 30, 1996 and 1997, respectively. The increase in noncash interest for the quarter ended June 30, 1997 compared with the same quarter of the prior year is primarily due to the accretion of the original issue discount related to the Hyperion 13% Senior Discount Notes which were issued April 15, 1996 (see "Liquidity and Capital Resources").

           Equity in Loss of Joint Ventures. The equity in loss of joint ventures represents primarily (i) the Company's pro rata share of Olympus' losses and the accretion requirements of Olympus' PLP interests, and (ii) Hyperion's pro-rata share of its less than majority owned partnerships' operating losses. The increase in the loss during the quarter ended June 30, 1997, compared with the same quarter of the prior year, is due to an increase in the Olympus priority return payment and an increase in the losses of certain investments in the CLEC business in which the Company is a less than majority partner.

           Gain on Sale of Investment. The gain on sale of investment for the three months ended June 30, 1996 was due to the sale of Hyperion's 15.7% partnership interest in TCG of South Florida to Teleport Communications Group, Inc. on May 16, 1996 for an aggregate sale price of $11,618. This sale resulted in a gain of $8,405. There were no such similar transactions in the three months ended June 30, 1997.

           Extraordinary (Loss) Gain on Early Retirement of Debt. During the quarter ended June 30, 1996, certain indebtedness was repaid resulting in an extraordinary loss on retirement of debt of $2,079, which primarily represents the write off of the remaining deferred debt financing costs associated with the debt retired. During the quarter ended June 30, 1997, $20,000 of 9 1/2% Senior Pay-In-Kind Notes due 2004 were reacquired through open market purchases. As a result, Adelphia recognized an extraordinary gain of $2,300, which represents the excess of the net carrying value of the debt over the reacquisition cost.

           Net Loss. The Company reported net losses of $26,818 and $42,361 for the quarters ended June 30, 1996 and 1997, respectively. The increase in net loss was due to decreased operating income, increased interest expense and equity in loss of joint ventures combined with no gain on sale of investment, partially offset by an increase in priority investment income from Olympus.

Hyperion Telecommunications, Inc.

           An 88% owned unrestricted subsidiary of the Company, Hyperion, together with its subsidiaries owns certain investments in CLEC joint ventures and manages those ventures. Hyperion is an unrestricted subsidiary for purposes of the Company's indentures. For further information regarding Hyperion, which also files reports pursuant to the Securities Exchange Act of 1934, see Hyperion's Form 10-Q for the quarterly period ended June 30, 1997.

                            ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                          (Dollars in thousands)


           Summarized unaudited financial information of Adelphia, Hyperion and Adelphia excluding Hyperion is as follows:


                                                                          Adelphia                                     Adelphia
                                                                         excluding                                    excluding
                                               Adelphia      Hyperion     Hyperion          Adelphia     Hyperion      Hyperion
                                           ------------------------------------------  --------------------------------------------
                                                                 As of and for the Three Months Ended June 30,
                                                                 ---------------------------------------------
                                                                1996                                          1997
                                           ------------------------------------------  --------------------------------------------



Investments before cumulative
 equity in net loss (b)                    $      84,399 $     27,923  $     56,476    $     156,161  $     74,726   $      81,435
Cumulative equity in net loss (b)                 (6,935)      (6,935)          --           (17,084)      (14,574)         (2,510)


Total investments (b)                      $      77,464 $     20,988  $     56,476    $     139,077  $     60,152   $      78,925

Total debt                                 $   2,409,456 $    194,475  $  2,214,981    $   2,637,896  $    222,251   $   2,415,645

Revenues                                   $     111,011 $      1,102  $    109,909    $     122,644  $      1,520   $     121,124
Operating expenses:
  Direct operating and programming                33,597          859        32,738           39,673         1,180          38,493
  Selling, general and administrative             18,638        1,027        17,611           22,259         2,380          19,879
Affiliate interest and priority
  investment income                               11,866           --        11,866           13,916            --          13,916

EBITDA (a)                                 $      70,642 $       (784) $     71,426    $      74,628  $     (2,040)   $     76,668
Interest expense                                 (60,496)      (6,169)      (54,327)         (63,888)       (8,077)        (55,811)
Capital expenditures                             (24,944)      (1,818)      (23,126)         (43,534)      (18,766)        (24,768)
Cash paid for acquisitions                       (84,267)         --        (84,267)         (29,509)           --         (29,509)
Cash used for investments                        (14,129)      (4,750)       (9,379)         (28,859)      (18,031)        (10,828)


 (a) Earnings before interest expense, income taxes, depreciation and amortization, equity in loss of joint ventures and other non-cash charges ("EBITDA"). While EBITDA is not an alternative indicator of operating performance to operating income or an alternative to cash flows from operating activities as a measure of liquidity, as defined by generally accepted accounting principles, and, while EBITDA may not be comparable to other similarly titled measures of other companies, the Company's management believes EBITDA is a meaningful measure of performance as substantially all of the Company's financing agreements contain financial covenants based on EBITDA.
 (b)  Excluding Adelphia's investment in Olympus.

Liquidity and Capital Resources

           The cable television and other telecommunication businesses are capital intensive and typically require continual financing for the construction, modernization, maintenance, expansion and acquisition of cable and other telecommunication systems. The Company historically has committed significant capital resources for these purposes and for investments in Olympus and other affiliates and entities. These expenditures were funded through long-term borrowings and, to a lesser extent, internally generated funds. The Company's ability to generate cash to meet its future needs will depend generally on its results of operations and the continued availability of external financing.

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

           Capital expenditures for Adelphia without Hyperion for the quarters ended June 30, 1996 and 1997 were $23,126 and $24,768, respectively. Capital expenditures, including Hyperion, for the quarters ended June 30, 1996 and 1997 were $24,944 and $43,534, respectively. Capital expenditures for Hyperion for the quarter ended June 30, 1997 compared with the quarter ended June 30, 1996, increased primarily due to the commencement of switching services. The Company expects capital expenditures without Hyperion for fiscal 1998 to be approximately the same as fiscal 1997. Hyperion expects that it will continue to have substantial capital expenditures for fiscal 1998.

           The Company generally has funded its working capital requirements, capital expenditures and investments in Olympus and other affiliates and entities through long-term borrowings, primarily from banks and insurance companies, short-term borrowings, internally generated funds and the issuance of parent company public debt and equity and Hyperion public debt. The Company generally has funded the principal and interest obligations on its long-term borrowings from banks and insurance companies by refinancing the principal with new loans or through the issuance of parent company debt or equity securities, and by paying the interest out of internally generated funds. Adelphia has funded the interest obligations on its public borrowings from internally generated funds.

           The Company's financing strategy has generally been to maintain its public long-term debt at the parent holding company level while the Company's consolidated subsidiaries have their own senior and subordinated credit arrangements with banks and insurance companies. The Company's public indentures and subsidiary credit agreements contain covenants that, among other things, require the maintenance of certain financial ratios (including compliance with certain debt to cash flow ratios in order to incur additional indebtedness); place limitations on borrowings, investments, affiliate transactions, dividends and distributions; and contain certain cross default provisions relating to Adelphia or its subsidiaries.

           At June 30, 1997, the Company's total outstanding debt aggregated $2,637,896, which included $1,154,803 of parent debt, $196,396 of Hyperion debt and $1,286,697 of other subsidiary debt. At June 30, 1997, Adelphia's subsidiaries had an aggregate of $95,654 in unused credit lines with banks, which includes $23,000 also available to Olympus and the Managed Partnerships, part of which is subject to achieving certain levels of operating performance. In addition, the Company had an aggregate $25,010 in cash and cash equivalents at June 30, 1997, which combined with the Company's unused credit lines with banks, aggregated $120,664. Additionally, subsequently to June 30, 1997, the Company issued debt and equity with aggregate net proceeds totaling approximately $393,500.

           At June 30, 1997, the Company's unused credit lines were provided by reducing revolving credit facilities whose revolver periods expire September 30, 2004. The Company's weighted average interest rate on notes payable to banks and institutions was approximately 8.59% at June 30, 1996 compared to 8.39% at June 30, 1997. At June 30, 1997, approximately 40% of such debt was subject to fixed interest rates for at least one year under the terms of such debt or applicable interest rate swap agreements.

           The following table sets forth the mandatory reductions in principal under all debt agreements for each of the next four years and nine months based on amounts outstanding at June 30, 1997:

         Nine months ending March 31, 1998             $168,176
         Year ending March 31, 1999                     163,791
         Year ending March 31, 2000                     129,483
         Year ending March 31, 2001                     243,881
         Year ending March 31, 2002                     195,314



           On July 7, 1997, Adelphia announced the sale of $150,000 in 10 1/2% Senior Notes due 2004 (the "Notes") to institutional investors and 13% Series A Cumulative Exchangeable Preferred Stock (the "Exchangeable Preferred Stock") with an aggregate liquidation preference of $150,000 of which $95,000 was sold to institutional investors and the remainder was sold to an affiliate of the family of John Rigas, Chairman of Adelphia. These offerings were accomplished in reliance on Rule 144A of the Securities Act of 1933, as amended. The terms of the Notes are similar to those of Adelphia's existing publicly held senior debt. Interest on the Notes is payable semi-annually commencing January 15, 1998. The Exchangeable Preferred Stock will accrue dividends from the date of issuance at a rate per annum of 13% of the liquidation preference per share and are payable semi-annually in arrears, commencing January 15, 1998. The shares of Exchangeable Preferred Stock are redeemable at the option of the Company, on or after July 15, 2002. The Company is required, subject to certain conditions, to redeem all of the Exchangeable Preferred Stock outstanding on July 15, 2009, at a redemption price equal to 100% of the liquidation preference thereof, plus accumulated and unpaid dividends and liquidated damages, if any, to the date of redemption.

           On July 7, 1997, Adelphia also announced the sale of perpetual Series C Convertible Preferred Stock with an aggregate liquidation preference of $100,000 in a private placement of which $80,000 was sold to a Rigas family affiliate and the remainder was sold to Telesat Cablevision, Inc., a wholly owned subsidiary of FPL Group, Inc., a New York Stock Exchange company and a 50% partner of Olympus. The Series C Convertible Preferred Stock will accrue dividends at the rate of 8 1/8% of the liquidation preference per annum, and is convertible at $8.48 per share into an aggregate of 11,792,450 shares of Class A Common Stock of Adelphia. The Series C Convertible Preferred Stock is redeemable at the option of Adelphia after three years from the date of issuance at a premium declining to par.

           The proceeds from the sale of the Exchangeable Preferred Stock, the Notes and from the Series C Convertible Preferred Stock were used to repay subsidiaries' senior notes and revolving credit facilities.

           On June 20, 1997, Adelphia acquired cable systems from Booth Communications Company. These systems served approximately 25,800 subscribers at the date of acquisition in the Virginia cities of Blacksburg and Salem and were purchased for an aggregate price of $54,500 comprised of 3,571,428 shares of Adelphia's Class A Common Stock and $29,500 cash. The acquisition was accounted for under the purchase method of accounting. Accordingly, the financial results of the acquired systems are included in the consolidated results of Adelphia effective with the date acquired.

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

Recent Accounting Pronouncements

           Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" have been issued and are effective for fiscal years beginning after December 15, 1997. SFAS No. 130 defines comprehensive income and outlines certain reporting and disclosure requirements related to comprehensive income. SFAS No. 131 requires certain disclosures about business segments of an enterprise, if applicable. The adoption of SFAS No. 130 and SFAS No. 131 is not expected to have a material impact on the Company's financial statements or disclosures.

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

           In fiscal 1996, Adelphia recorded a $5,300 charge representing management's estimate of the total costs to be incurred to resolve all of their rate complaints with the FCC. On May 1, 1997, Adelphia reached a settlement of all rate complaints before the FCC on terms and conditions consistent with certain other cable television companies that utilized a la carte packages that have reached settlement/resolution with the FCC on this issue. At June 30, 1997, $3,171 of the $5,300 charge remained in accrued interest and other liabilities, which management believes is adequate to cover the settlement. No assurance can be given as to what other future actions Congress, the FCC or other regulatory authorities may take or the effects thereof on Adelphia. Adelphia is currently unable to predict the effect that the amended regulations, future FCC treatment of a la carte packages or other future FCC rulemaking proceedings will have on their business and results of operations in future periods.

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

           The 1996 Act repealed the prohibition on CLECs from providing video programming directly to customers within their local exchange areas other than in rural areas or by specific waiver of FCC rules. The 1996 Act also authorized CLECs to operate "open video systems" ("OVS") without obtaining a local cable franchise, although CLECs operating such a system can be required to make payments to local governmental bodies in lieu of cable franchise fees. Where demand exceeds capacity, up to two-thirds of the channels on an OVS must be available to programmers unaffiliated with the CLEC. The statute states that the OVS scheme supplants the FCC's "video dialtone" rules. The FCC has promulgated rules to implement the OVS concept, and New Jersey Bell has been granted permission to convert its video dialtone authorization to an OVS authorization.

           The Company believes that the provision of video programming by telephone companies in competition with the Company's existing operations could have an adverse effect on the Company's financial condition and results of operations. At this time, the impact of any such effect is not known or estimable.

           The Company also competes with DBS service providers. DBS has been available to consumers since 1994. A single DBS satellite can provide more than 100 channels of programming. DBS service can be received virtually anywhere in the United States through the installation of a small outdoor antenna. DBS service is being heavily marketed on a nationwide basis by several service providers. At this time, any impact of DBS competition on the Company's future results is not known or estimable.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

           Not applicable.



                -------------------------------------------------

--------------------------------------------------------------------------------
              ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

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

     None


Item  6. Exhibits and Reports on Form 8-K

      (a)  Exhibits:

             Exhibit 27.01 Financial Data Schedule (supplied for the information of the Commission).

      (b)  Reports on Form 8-K:

             Form 8-Ks were filed on May 1, June 12, July 11 and July 24, 1997, each of which reported information under items 5 and 7 thereof. No financial statements were filed with any of such Form 8-Ks.

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

                                          ADELPHIA COMMUNICATIONS CORPORATION
                                                     (Registrant)



Date:  August 14, 1997                            By:   /s/ Timothy J. Rigas
                                                        ---------------------
                                                        Timothy J. Rigas
                                                        Executive Vice President
                                                        (authorizedofficer),
                                                        Chief Financial Officer,
                                                        Chief Accounting Officer
                                                        and Treasurer