Form 10-Q
period 1997-09-30
ADELPHIA COMMUNICATIONS CORP
filed 1997-11-13
CIK 796486

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

X Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of
   1934

                For the quarterly period ended September 30, 1997

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

At November 13, 1997, 19,702,308 shares of Class A Common Stock, par value $.01, and 10,944,476 shares of Class B Common Stock, par value $.01 per share, of the registrant were outstanding.





              ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                      INDEX




                                                                     Page Number
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

       Condensed Consolidated Balance Sheets - March 31, 1997 and
         September 30, 1997.................................................  3
       Condensed Consolidated Statements of Operations - Three and Six Months
         Ended September 30, 1996 and 1997..................................  4

       Condensed Consolidated Statements of Cash Flows - Six Months Ended
         September 30, 1996 and 1997........................................  5

       Notes to Condensed Consolidated Financial Statements.................  6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.............................................. 11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk......... 21

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings...................................................22

Item 2.  Changes in Securities...............................................22

Item 3.    Defaults Upon Senior Securities...................................22

Item 4.    Submission of Matters to a Vote of Security Holders...............22
Item 5.    Other Information.................................................23

Item 6.  Exhibits and Reports on Form 8-K....................................23


SIGNATURES...................................................................27

INDEX TO EXHIBITS............................................................28



                                    PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                          ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                               (Dollars in thousands, except share amounts)

                                                                                  March 31,     September 30,
ASSETS:                                                                             1997           1997
                                                                                -------------- --------------
Property, plant and equipment - net                                             $   659,575    $   722,966
Intangible assets - net                                                             650,533        681,106
                                                                                -----------    -----------
Total                                                                             1,310,108      1,404,072

Cash and cash equivalents                                                            61,539        206,078
U.S. government securities - pledged                                                     --         83,849
Investments                                                                         117,996        133,932
Preferred equity investment in Managed Partnership                                   18,338         18,338
Subscriber receivables - net                                                         24,692         29,345
Prepaid expenses and other assets - net                                              80,355         94,627
Related party receivables - net                                                      30,798         52,130
                                                                                -----------    -----------
Total                                                                           $ 1,643,826    $ 2,022,371
                                                                                ===========    ===========

LIABILITIES, PREFERRED STOCK, COMMON STOCK
AND OTHER STOCKHOLDERS' EQUITY (DEFICIENCY):
Parent debt                                                                     $ 1,174,672    $ 1,633,771
Subsidiary debt                                                                   1,369,367      1,133,012
Accounts payable                                                                     56,961         56,419
Subscriber advance payments and deposits                                             16,004         16,402
Accrued interest and other liabilities                                              127,938        100,374
Deferred income taxes                                                               110,097        110,013
                                                                                -----------    -----------
Total liabilities                                                                 2,855,039      3,049,991
                                                                                -----------    -----------

Cumulative equity in loss in excess of investment in and amounts
due from Olympus                                                                     42,668         38,665
                                                                                -----------    -----------

Series A Cumulative Redeemable Exchangeable Preferred Stock                              --        147,976
                                                                                -----------    -----------

Commitments and contingencies (Note 8)

Convertible preferred stock, common stock and other stockholders' equity
(deficiency):

8 1/8% Series C Convertible Preferred Stock ($100,000 liquidation preference)            --              1
Class A Common Stock, $.01 par value, 200,000,000 shares authorized,
16,130,880 and 19,702,308 shares outstanding, respectively                              161            197
Class B Common Stock, $.01 par value, 25,000,000 shares
authorized and 10,944,476 shares outstanding                                            109            109
Additional paid-in capital                                                          219,408        336,873
Accumulated deficit                                                              (1,473,559)    (1,551,441)
                                                                                -----------    -----------
Convertible preferred stock, common stock and
other stockholders' (deficiency)                                                 (1,253,881)    (1,214,261)
                                                                                -----------    -----------
Total                                                                           $ 1,643,826    $ 2,022,371
                                                                                ===========    ===========

                                                 See notes to condensed
consolidated financial statements.



                              ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                (Dollars in thousands, except per share amounts)

                                                           Three Months Ended         Six Months Ended
                                                              September 30,             September 30,
                                                         -----------------------  ------------------------
                                                            1996         1997         1996         1997
                                                        -----------  -----------  -----------  -----------

Revenues                                                 $ 117,437    $ 128,990    $ 228,448    $ 251,634
                                                         ---------    ---------    ---------    ---------

Operating expenses:
Direct operating and programming                            35,864       38,540       69,461       78,213
Selling, general and administrative                         20,175       23,472       38,813       45,731
Depreciation and amortization                               30,262       33,586       58,739       67,319
                                                         ---------    ---------    ---------    ---------
Total                                                       86,301       95,598      167,013      191,263
                                                         ---------    ---------    ---------    ---------

Operating income                                            31,136       33,392       61,435       60,371
                                                         ---------    ---------    ---------    ---------

Other income (expense):
Interest income from affiliates                              2,163        1,658        4,212        3,809
Other income                                                    --          610           --          610
Priority investment income from Olympus                     10,273       12,000       20,090       23,765
Interest expense                                           (60,969)     (64,090)    (121,465)    (127,978)
Equity in loss of Olympus and other joint ventures         (11,916)     (14,840)     (24,927)     (34,038)
Equity in loss of Hyperion joint ventures                   (1,362)      (3,886)      (2,998)      (6,426)
Gain on sale of investment                                      --           --        8,405           --
                                                         ---------    ---------    ---------    ---------
Total                                                      (61,811)     (68,548)    (116,683)    (140,258)
                                                         ---------    ---------    ---------    ---------

Loss before income taxes and extraordinary (loss) gain     (30,675)     (35,156)     (55,248)     (79,887)
Income tax benefit (expense)                                   175         (365)           9         (295)
                                                         ---------    ---------    ---------    ---------
Loss before extraordinary (loss) gain                      (30,500)     (35,521)     (55,239)     (80,182)
Extraordinary (loss) gain on early retirement of debt           --           --       (2,079)       2,300
                                                         ---------    ---------    ---------    ---------
Net loss                                                   (30,500)     (35,521)     (57,318)     (77,882)
Dividend requirements applicable to preferred stock             --       (4,550)          --       (4,550)
                                                         ---------    ---------    ---------    ---------
Net loss applicable to common stockholders               $ (30,500)   $ (40,071)   $ (57,318)   $ (82,432)
                                                         =========    =========    =========    =========
Loss per weighted average share of common
stock before extraordinary (loss) gain                   $   (1.16)   $   (1.31)   $   (2.10)   $   (2.92)

Extraordinary (loss) gain per weighted
average share on early retirement of debt                       --           --        (0.08)        0.08
                                                         ---------    ---------    ---------    ---------

Net loss per weighted average share of common stock      $   (1.16)   $   (1.31)   $   (2.18)   $   (2.84)
                                                         =========    =========    =========    =========

Weighted average shares of common
stock outstanding (in thousands)                            26,308       30,647       26,308       29,066
                                                         =========    =========    =========    =========


                           See notes to condensed consolidated financial
statements.



                      ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                    (Dollars in thousands)

                                                               Six Months Ended September 30,
                                                               ------------------------------
                                                                      1996          1997
                                                                   ----------   ----------
Cash flows from operating activities:
Net loss                                                           $ (57,318)   $ (77,882)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization                                         58,739       67,319
Noncash interest expense                                              19,596       22,629
Equity in loss of Olympus and other joint ventures                    24,927       34,038
Equity in loss of Hyperion nonconsolidated joint ventures              2,998        6,426
Gain on sale of investment                                            (8,405)          --
Extraordinary loss (gain) on early retirement of debt                  2,079       (2,300)
Decrease in deferred income taxes, net of effect of acquisitions        (120)         (84)
Change in operating assets and liabilities, net of effect of acquisitions:
Subscriber receivables                                                (3,699)      (4,281)
Prepaid expenses and other assets                                     (8,871)        (431)
Accounts payable                                                       5,730         (837)
Subscriber advance payments and deposits                               1,358          395
Accrued interest and other liabilities                                  (337)     (35,745)
                                                                   ---------    ---------
Net cash provided by operating activities                             36,677        9,247
                                                                   ---------    ---------

Cash flows used for investing activities:
Acquisitions                                                        (136,370)     (37,147)
Expenditures for property, plant and equipment                       (54,733)     (80,615)
Investments in Hyperion nonconsolidated joint ventures               (13,991)     (26,640)
Investments in other joint ventures                                   (8,408)     (11,139)
Investment in U.S. government securities - pledged                        --      (83,849)
Amounts invested in and advanced from (to)
Olympus and related parties                                            4,585      (55,508)
Proceeds from sale of investment                                      11,618           --
                                                                   ---------    ---------
Net cash used for investing activities                              (197,299)    (294,898)
                                                                   ---------    ---------

Cash flows provided by financing activities:
Proceeds from debt                                                   903,806      839,419
Repayments of debt                                                  (619,640)    (636,115)
Costs associated with debt financings                                (15,028)     (18,090)
Proceeds from subsidiary's issuance of warrants                       11,087           --
Issuance of redeemable exchangeable preferred stock                       --      147,976
Issuance of convertible preferred stock                                   --       97,000
                                                                   ---------    ---------
Net cash provided by financing activities                            280,225      430,190
                                                                   ---------    ---------

Increase in cash and cash equivalents                                119,603      144,539

Cash and cash equivalents, beginning of period                        10,809       61,539
                                                                   ---------    ---------

Cash and cash equivalents, end of period                           $ 130,412    $ 206,078
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

           In the opinion of management, all adjustments, consisting of only normal recurring accruals necessary for a fair presentation of the financial position of Adelphia at September 30, 1997, and the results of operations for the three and six months ended September 30, 1996 and 1997, have been included. These condensed consolidated financial statements should be read in conjunction with Adelphia's consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended March 31, 1997 ("Annual Report"). The results of operations for the three and six months ended September 30, 1997 are not necessarily indicative of the results to be expected for the year ending March 31, 1998. Certain prior period balances have been reclassified to conform with the September 30, 1997 presentation.

1. Significant Events Subsequent to the Annual Report:

           On May 20, 1997, Adelphia and its affiliates and Time Warner Cable companies entered into agreements involving a trade of cable systems in seven states covering approximately 250,000 subscribers, with applicable cash adjustments. Adelphia will exchange its systems serving 67,600 subscribers primarily in the Mansfield, Ohio, area for systems owned by Time Warner Cable companies serving 72,400 subscribers adjacent to systems owned or managed by Adelphia in Virginia, New England and New York. Certain affiliates managed by Adelphia will exchange systems serving 49,700 subscribers in Syracuse, New York, and Henderson, North Carolina, for Time Warner cable systems serving 57,900 subscribers adjacent to systems owned or managed by Adelphia in western Pennsylvania and Virginia. Consummation of this transaction is subject to certain closing conditions and regulatory approval. In a related transaction on September 12, 1997, Hyperion consummated with a Time Warner company the exchange of interest in four CLEC networks in New York, in which Hyperion increased its interests in its Buffalo and Syracuse CLEC networks to 60% and 100%, respectively, and eliminated its interests in the Albany and Binghamton networks.

           On June 6, 1997, Adelphia signed a non-binding letter of intent to establish a partnership into which Tele-Communications, Inc. ("TCI") will contribute its cable systems in Buffalo, New York; Erie, Pennsylvania; and Ashtabula and Lake County, Ohio, totaling 166,000 subscribers, and Adelphia will contribute its Western New York and Lorain, Ohio systems, totaling 298,000 subscribers. Upon closing of the transaction, TCI will hold a minority interest in the partnership. Adelphia will manage the partnership and expects to consolidate the partnership's results for financial reporting purposes. The venture will serve approximately 464,000 customers. The parties are negotiating definitive documents for this transaction.

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

           On July 7, 1997, Adelphia issued $150,000 of 10 1/2% Senior Notes due 2004 (the "Notes") and 1,500,000 shares of 13% Series A Cumulative Exchangeable Preferred Stock (the "Exchangeable Preferred Stock") with a par value of $.01 per share and an aggregate liquidation preference of $150,000. The terms of the Notes are similar to those of Adelphia's existing publicly held senior debt. The shares of Exchangeable Preferred Stock are redeemable at the option of the Company, on or after July 15, 2002. The Company is required, subject to certain conditions, to redeem all of the Exchangeable Preferred Stock outstanding on July 15, 2009, at a redemption price equal to 100% of the liquidation preference thereof, plus accumulated and unpaid dividends to the date of redemption. Dividends on the Exchangeable Preferred Stock accrue at a rate of 13% of the liquidation preference per annum and are payable semiannually, commencing on January 15, 1998.

           On July 7, 1997, Adelphia also issued 100,000 shares of perpetual Series C Convertible Preferred Stock (the "Convertible Preferred Stock") with a par value of $.01 per share and an aggregate liquidation preference of $100,000 in a private placement of which $80,000 was sold to a Rigas family affiliate and the remainder was sold to Telesat Cablevision, Inc., a wholly owned subsidiary of FPL Group, Inc., a New York Stock Exchange company and a 50% partner of Olympus Communications, L.P. ("Olympus"). The Convertible Preferred Stock accrues dividends at the rate of 8 1/8% of the liquidation preference per annum, and is convertible at $8.48 per share into an aggregate of 11,792,450 shares of Class A Common Stock of Adelphia. The Convertible Preferred Stock is redeemable at the option of Adelphia after three years from the date of issuance at a premium declining to par in 2002.

           The proceeds from the sale of the Exchangeable Preferred Stock, the Notes and from the Convertible Preferred Stock were used to repay subsidiaries' senior notes and revolving credit facilities.

           On August 27, 1997, Hyperion Telecommunications, Inc. ("Hyperion"), an 88% owned subsidiary of Adelphia, issued $250,000 of 12 1/4% Senior Secured Notes due 2004 (the "Hyperion Senior Secured Notes"). Hyperion secured the Hyperion Senior Secured Notes through the pledge of the common stock of certain of its wholly-owned subsidiaries. Of the net proceeds of the Hyperion Offering of approximately $244,000, $83,400 was invested in U.S. government securities and placed in an escrow account to provide for payment in full when due of the first six scheduled interest payments on the Hyperion Senior Secured Notes, with the remainder of the net proceeds to be used to fund the acquisition of increased ownership interests in certain of its networks, the continued expansion of its networks, and working capital.

           On September 27, 1997, Adelphia issued $325,000 of 9 1/4% Senior Notes due 2002 (the "Senior Notes"). Net proceeds of approximately $321,750, after payment of transaction costs, were used to repay debt. The terms of the Senior Notes are similar to those of Adelphia's existing publicly held senior debt.

           On October 9, 1997, Hyperion issued $200,000 of 12 7/8% Senior Exchangeable Redeemable Preferred Stock due 2007 with an aggregate liquidation preference of $200,000 (the "Senior Preferred Stock"). Proceeds to Hyperion, net of commissions and other transaction costs were approximately $195,000. Hyperion intends to use the net proceeds from the sale of the Senior Preferred Stock to fund the acquisition of increased ownership interests in certain of its networks, for capital expenditures, including the construction and expansion of new and existing networks, and for general corporate and working capital purposes.

           On October 31, 1997, Adelphia redeemed $202,000 aggregate principal amount of 12 1/2% Senior Notes due 2002 at 106% of principal.

2.  Debt:

           Debt is summarized as follows:


                                                     March 31,   September 30,
                                                        1997          1997
                                                   ------------  ------------
Parent debt:

12 1/2% Senior Notes due 2002                      $    277,385  $    272,385
10 1/4% Senior Notes due 2000                            99,322        99,411
9 7/8% Senior Notes due 2007                            347,274       347,358
10 1/2% Senior Notes due 2004                                --       150,000
9 1/4% Senior Notes due 2002                                 --       325,000
11 7/8% Senior Debentures due 2004                      124,539       124,558
9 7/8% Senior Debentures due 2005                       128,255       128,329
9 1/2% Senior Pay-In-Kind Notes due 2004                197,897       186,730
                                                   ------------  ------------
Total Parent debt                                  $  1,174,672  $  1,633,771
                                                   ============  ============


Subsidiary Debt:

Notes to Banks and Institutions                    $  1,159,500  $    666,825
13% Senior Discount Notes of Hyperion due 2003          187,173       200,704
12 1/4% Senior Secured Notes of Hyperion due 2004            --       250,000
Other subsidiary debt                                    22,694        15,483
                                                   ------------  ------------
Total Subsidiary Debt                              $  1,369,367  $  1,133,012
                                                   ============  ============



           The following information updates to September 30, 1997 certain disclosures included in Note 3 to Adelphia's consolidated financial statements contained in the Annual Report:



Commitments for additional borrowings                    $  487,000

Weighted average interest rate payable by
 subsidiaries under credit agreements with banks               7.99%

Percentage of subsidiary debt to banks and
 institutions that bears interest at fixed rates
 for at least one year                                        61.05%

3.  Investments:


        Adelphia's nonconsolidated investments are as follows:
                                                                 March 31,  September 30,
                                                                   1997         1997
                                                               -----------  -----------
Investments accounted for using the equity method:
Gross investment:
Hyperion investment in joint ventures                           $  57,497    $  68,372
Page Call, Inc.                                                    14,990       15,536
Mobile Communications                                               2,470       11,599
Other                                                               1,751        1,211
                                                                ---------    ---------
Total                                                              76,708       96,718
                                                                ---------    ---------

Investments accounted for using the cost method:
Niagara Frontier Hockey, L.P.                                      35,270       37,822
SuperCable ALK International                                        3,172        3,172
Programming ventures                                                2,945        2,968
Mobile Communications                                               1,832        2,032
Other                                                                 763          794
                                                                ---------    ---------
Total                                                              43,982       46,788
                                                                ---------    ---------

Available for sale investments recorded at fair market value:
Republic Industries, Inc.                                           9,315        9,368
                                                                ---------    ---------

Total investments before cumulative equity in net losses          130,005      152,874
Cumulative equity in net losses                                   (12,009)     (18,942)
                                                                ---------    ---------
Total investments                                               $ 117,996    $ 133,932
                                                                =========    =========

           For the three and six months ended at September 30, 1997, the change in the unrealized holding gain on its investment in Republic Industries, Inc. was an increase of $2,755 and $53, respectively.

4.  Related Party Investments and Receivables:

           Related party receivables - net represent advances to managed partnerships, the Rigas Family (principal shareholders and officers of Adelphia) and Rigas Family controlled entities. No related party advances are collateralized.

           Cumulative equity in loss over investment in and amounts due from Olympus is comprised of the following:

                                                        March 31,  September 30,
                                                           1997        1997
                                                       ----------- ----------

Cumulative equity in loss over investment in Olympus   $  (95,771) $  (93,619)
Amounts due from Olympus                                   53,103      54,954
                                                       ----------  ----------
                                                       $  (42,668) $  (38,665)
                                                       ==========  ==========



           The investment in Olympus represents a 50% voting interest in such partnership and is being accounted for using the equity method. Summarized unaudited results of operations of Olympus are as follows:


                                                           Nine Months Ended
                                                             September 30,
                                                      --------------------------
                                                           1996        1997
                                                       ----------- ------------
Revenues                                               $  118,604  $  126,818
Net loss                                                   (8,285)    (14,715)
Net loss of general partners after
 priority return requirements                             (57,292)    (70,478)

5. Income Taxes:

           Income tax expense for the three months ended September 30, 1997 was $365, which is current tax expense. For the six months ended September 30, 1997, the income tax expense was $295, which is comprised of current tax expense of $379 and a deferred tax benefit of $84.

6.  Net Loss Per Share:

           Net loss per common share is computed based on the weighted average number of common shares outstanding after giving effect to dividend requirements on the Company's preferred stock.

7. Supplemental Cash Flow Information:

           Cash payments for interest were $97,124 and $108,908 for the six months ended September 30, 1996 and 1997, respectively.

8.  Commitments and Contingencies:

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

           Adelphia Communications Corporation and its subsidiaries ("Adelphia" or the "Company") earned substantially all of its revenues in the six months ended September 30, 1996 and 1997 from monthly subscriber fees for basic, satellite, premium and ancillary services (such as installations and equipment rentals), local and national advertising sales, pay-per-view programming, home shopping networks and competitive local exchange carrier ("CLEC") telecommunications services.

           The changes in Adelphia's operating results for the three and six months ended September 30, 1997 compared to the same period of the prior year, were primarily the result of acquisitions, rate increases, and expanding existing cable television operations.

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

                                    September 30,         Percent
                                                          Increase
                                   1996        1997      (Decrease)
                               ----------- -----------    --------
Homes Passed by Cable
Company Owned Systems           1,541,103   1,616,554        4.9%
Olympus Systems                   642,313     676,910        5.4%
Managed Systems                   428,945     428,314       (0.1%)

Total Systems                   2,612,361   2,721,778        4.2%
                                =========   =========        ===


Basic Subscribers
Company Owned Systems           1,131,218   1,177,543        4.1%
Olympus Systems                   402,102     434,730        8.1%
Managed Systems                   309,743     306,314       (1.1%)
                                ---------   ---------        ---
Total Systems                   1,843,063   1,918,587        4.1%
                                =========   =========        ===


           Managed Systems' data, as of September 30, 1997, reflects the sale of a system consisting of approximately 7,900 homes passed and approximately 5,800 basic subscribers.

           Exclusive of acquisitions and dispositions, basic subscribers grew 1.3%, 4.6% and 1.1% for Company Owned, Olympus and Managed Systems, respectively, during the twelve months ended September 30, 1997.

           The following table is derived from Adelphia's Condensed Consolidated Financial Statements that are included in this Form 10-Q and sets forth the historical percentage relationship to revenues of the components of operating income contained in such financial statements for the periods indicated.





                                      Three Months Ended  Six Months Ended
                                         September 30,     September 30,
                                      ------------------  ----------------
                                         1996      1997     1996     1997
                                      ------------------  ----------------
Revenues                                 100.0%   100.0%   100.0%   100.0%

Operating expenses:
Direct operating and programming          30.5%    29.9%    30.4%    31.1%
Selling, general and administrative       17.2%    18.2%    17.0%    18.2%
Depreciation and amortization             25.8%    26.0%    25.7%    26.8%
                                         ------   ------   ------   ------

Operating income                          26.5%    25.9%    26.9%    23.9%
                                         ======   ======   ======   ======

Revenues. The primary revenue sources reflected as a percentage of total revenues were as follows:


                                               Three Months Ended
                                                  September 30,
                                              --------------------
                                                 1996      1997
                                               --------  --------
Regulated service and equipment fees              75%       76%
Premium programming fees                          12%       11%
Advertising sales and other services              13%       13%



           Revenues increased approximately 9.8% and 10.1%, respectively, for the three and six month periods ended September 30, 1997 compared with the same periods of the prior year. The increase was attributable to the following:

                                                Three        Six
                                                Months      Months
                                                Ended       Ended
                                               Sept. 30,  Sept. 30,
                                                 1997       1997
                                               --------   --------
Acquisitions                                      29%        29%
Basic subscriber growth                            5%         6%
Rate increases                                    56%        56%
Other                                             10%         9%



           Effective August 1, 1997, certain rate increases related to regulated cable services were implemented in substantially all of the Company's Systems. Other non-cable revenues including strategic service offerings such as paging, data services and CLEC services also had a positive impact on revenues for the quarter ended September 30, 1997. The Company expects to implement rate increases related to certain regulated cable services in substantially all of the Company's systems during the next fiscal year.

           Direct Operating and Programming Expenses. Direct operating and programming expenses, which are mainly basic and premium programming costs and technical expenses, increased 7.5% and 12.6% for the three and six month periods ended September 30, 1997 compared with the same periods of the prior year. Such increases were primarily due to increased operating expenses from acquired systems, increased programming costs and incremental costs associated with increased subscribers.

           Selling, General and Administrative Expenses. These expenses, which are mainly comprised of costs related to system offices, customer service representatives, and sales and administrative employees, increased 16.3% and 17.8% for the three and six month periods ended September 30, 1997 compared with the same periods of the prior year. The increase was primarily due to incremental costs associated with acquisitions, subscriber growth and Hyperion overhead and network operating and control center cost increases to accommodate the growth in the number of operating companies managed and monitored. Such expenses increased as a percentage of revenues compared to the three and six months ended September 30, 1996 primarily due to acquisitions and Hyperion overhead cost increases.

           Depreciation and Amortization. Depreciation and amortization was higher for the three and six months ended September 30, 1997 compared with the same periods of the prior year primarily due to increased depreciation and amortization related to acquisitions consummated during the years ended March 31, 1996 and 1997 as well as increased capital expenditures made during the past several years.

           Priority Investment Income. Priority investment income is comprised of payments received from Olympus of accrued priority return on the Company's investment in 16.5% preferred limited partner ("PLP") interests in Olympus. Priority investment income increased during the three and six months ended September 30, 1997 due to increased payments by Olympus.

           EBITDA. EBITDA (earnings before interest expense, income taxes, depreciation and amortization, equity in loss of joint ventures, preferred stock dividends and other noncash charges) amounted to $81,246 and $155,874 for the three and six month periods ended September 30, 1997 compared with $73,834 and $144,476 for the same periods of the prior year. The increases of 10.0% and 7.9% are primarily due to the impact of the acquisition of cable systems, subscriber rate increases, and increased priority investment income from Olympus. The impact of acquisitions increased revenues and operating expenses for the three and six months ended September 30, 1997 compared with the same periods of the prior year. While EBITDA is not an alternative to operating income or an alternative to cash flows from operating activities as a measure of liquidity, as defined by generally accepted accounting principles, and, while EBITDA may not be comparable to other similarly titled measures of other companies, management believes EBITDA is a meaningful measure of performance as substantially all of the Company's financing agreements contain financial covenants based on EBITDA.

           Interest Expense. Interest expense increased 5.1% and 5.4% for the three and six month periods ended September 30, 1997 compared with the same periods of the prior year. Interest expense increased due to incremental debt outstanding during the current period and accretion of original issue discount, partially offset by a decrease in the average interest rate on outstanding debt during the current three and six month periods compared with the three and six month periods ended September 30, 1996. Approximately 23.4% and 32.5% of the increase in interest expense for the three and six month periods ended September 30, 1997 was attributable to incremental debt related to acquisitions. Interest expense includes noncash accretion of original issue discount on the Hyperion 13% Senior Discount Notes and noncash interest expense totaling $15,771 and $22,629 for the three and six month periods ended September 30, 1997 compared with $14,600 and $19,596 for the three and six month periods of the prior year. The increase in noncash interest for the three and six month periods ended September 30, 1997 compared with the same periods of the prior year is primarily due to the accretion of the original issue discount related to the Hyperion 13% Senior Discount Notes which were issued April 15, 1996.

           Equity in Loss of Joint Ventures. The equity in loss of joint ventures represents primarily (i) the Company's pro rata share of Olympus' losses and the accretion requirements of Olympus' PLP interests, and (ii) Hyperion's pro-rata share of its less than majority owned partnerships' operating losses. The increase in the loss during the three and six month periods ended September 30, 1997, compared with the same periods of the prior year, is due to an increase in the Olympus priority return payment and an increase in the losses of certain investments in the CLEC business in which the Company is a less than majority partner.

           Gain on Sale of Investment. The gain on sale of investment for the six months ended September 30, 1996 was due to the sale of Hyperion's 15.7% partnership interest in TCG of South Florida to Teleport Communications Group, Inc. on May 16, 1996 for an aggregate sale price of $11,618. This sale resulted in a gain of $8,405. There were no such similar transactions in the six months ended September 30, 1997.

           Extraordinary (Loss) Gain on Early Retirement of Debt. During the six months ended September 30, 1996, certain indebtedness was repaid resulting in an extraordinary loss on retirement of debt of $2,079, which primarily represents the write off of the remaining deferred debt financing costs associated with the debt retired. During the six months ended September 30, 1997, $20,000 of 9 1/2% Senior Pay-In-Kind Notes due 2004 were reacquired through open market purchases. As a result, Adelphia recognized an extraordinary gain of $2,300 which represents the excess of the net carrying value of the debt over the reacquisition cost.

           Net Loss. The Company reported net losses of $30,500 and $35,521 for the three months ended September 30, 1996 and 1997, respectively. The increase in net loss was due to increased interest expense and equity in loss of joint ventures, partially offset by an increase in operating income and priority investment income from Olympus. Net losses of $57,318 and $77,882 were reported for the six month periods ended September 30, 1996 and 1997, respectively. The increase in net loss was due to decreased operating income, increased interest expense and equity in loss of joint ventures combined with no gain on sale of investment, partially offset by an increase in priority investment income from Olympus and gain on extinguishment of debt.

Hyperion Telecommunications, Inc.

           An 88% owned unrestricted subsidiary of the Company, Hyperion, together with its subsidiaries owns certain investments in CLEC joint ventures and manages those ventures. Hyperion is an unrestricted subsidiary for purposes of the Company's indentures. For further information regarding Hyperion, which also files reports pursuant to the Securities Exchange Act of 1934, see Hyperion's Form 10-Q for the quarterly period ended September 30, 1997.






              ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                             (Dollars in thousands)

Summarized unaudited financial information of Adelphia, Hyperion and Adelphia excluding Hyperion is as follows:




                                                                Adelphia                                      Adelphia
                                                                excluding                                     excluding
                                  Adelphia       Hyperion       Hyperion       Adelphia      Hyperion         Hyperion
                               -------------------------------------------  -------------------------------------------------------
                                                  As of and for the Three Months Ended September 30,
                                                           Three Months Ended September 30,
                                                    1996                                          1997
                               -------------------------------------------  ---------------------------------------------

Investments before cumulative
equity in net loss (a)         $      91,324  $      35,856  $      55,468  $     152,874  $      68,372  $      84,502
Total Assets                       1,634,832        177,736      1,457,096      2,022,371        422,753      1,599,618

Total Debt                         2,483,179        201,699      2,281,480      2,766,783        489,012      2,277,771

Exchangeable Preferred Stock   $          --  $          --  $          --  $     147,976  $          --  $     147,976
Convertible Preferred Stock
(liquidation preference)                  --             --             --        100,000             --        100,000

Revenues                       $     117,437  $       1,175  $     116,262  $     128,990  $       2,187  $     126,803
Operating Expenses (c)                56,039          1,892         54,147         62,012          4,305         57,707
Affiliate interest and other          12,436             --         12,436         14,268             --         14,268
EBITDA (b)                            73,834           (717)        74,551         81,246         (2,118)        83,364
Interest expense                     (60,969)        (7,108)       (53,861)       (64,090)       (11,087)       (53,003)
Preferred stock dividends                 --             --             --         (4,550)            --         (4,550)

Capital expenditures           $     (29,789) $      (8,862) $     (20,927) $     (37,081) $      (7,465) $     (29,616)
Cash paid for acquisitions           (52,103)        (5,040)       (47,063)        (7,638)        (7,638)            --
Cash used for investments in
joint ventures                        (8,270)        (9,241)           971         (8,920)        (8,609)          (311)


(a)   Excluding Adelphia's investment in Olympus.

(b) Earnings before interest expense, income taxes, depreciation and amortization, equity in loss of joint ventures, preferred stock dividends and other non-cash charges ("EBITDA"). While EBITDA is not an alternative indicator of operating performance to operating income or an alternative to cash flows from operating activities as a measure of liquidity, as defined by generally accepted accounting principles, and, while EBITDA may not be comparable to other similarly titled measures of other companies, the Company's management believes EBITDA is a meaningful measure of performance as substantially all of the Company's financing agreements contain financial covenants based on EBITDA.

(c)  Amount excludes depreciation and amortization.


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

           Capital expenditures for Adelphia without Hyperion for the six months ended September 30, 1996 and 1997 were $44,053 and $54,384, respectively. Capital expenditures, including Hyperion, for the six months ended September 30, 1996 and 1997 were $54,733 and $80,615, respectively. Capital expenditures for Hyperion for the six months ended September 30, 1997 compared with the six months ended September 30, 1996, increased primarily due to the commencement of switching services. The Company expects capital expenditures without Hyperion for fiscal 1998 to be approximately the same as fiscal 1997. Hyperion expects that it will continue to have substantial capital expenditures for fiscal 1998.

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

           At September 30, 1997, the Company's total outstanding debt aggregated $2,766,783, which included $1,633,771 of parent debt, $455,923 of Hyperion debt and $677,089 of other subsidiary debt. At September 30, 1997, Adelphia's subsidiaries had an aggregate of $487,000 in unused credit lines with banks and institutions. In addition, the Company had an aggregate $206,078 in cash and cash equivalents at September 30, 1997, which combined with the Company's unused credit lines with banks, aggregated $693,078.

           At September 30, 1997, the Company's unused credit lines were provided by reducing revolving credit facilities whose revolver periods expire December 31, 2004. The Company's weighted average interest rate on notes payable to banks and institutions was approximately 8.20% at September 30, 1996 compared to 8.96% at September 30, 1997. At September 30, 1997, approximately 61% of such debt was subject to fixed interest rates for at least one year under the terms of such debt or applicable interest rate swap agreements.

           The following table sets forth the mandatory reductions in principal under all debt agreements for each of the next four years and six months based on amounts outstanding at September 30, 1997:

   Six months ending March 31, 1998                             $   32,252
   Year ending March 31, 1999                                      139,111
   Year ending March 31, 2000                                       53,735
   Year ending March 31, 2001                                      124,497
   Year ending March 31, 2002                                       52,504



           Reference is made to Note 1 of the condensed consolidated financial statements for discussion of significant events and financings subsequent to the Annual Report.

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

           In fiscal 1996, Adelphia recorded a $5,300 charge representing management's estimate of the total costs to be incurred to resolve all of their rate complaints with the FCC. On May 1, 1997, Adelphia reached a settlement of all rate complaints before the FCC on terms and conditions consistent with certain other cable television companies that utilized a la carte packages that have reached settlement/resolution with the FCC on this issue. At September 30, 1997, $2,717 of the $5,300 charge remained in accrued interest and other liabilities, which management believes is adequate to cover the settlement. No assurance can be given as to what other future actions Congress, the FCC or other regulatory authorities may take or the effects thereof on Adelphia. Adelphia is currently unable to predict the effect that the amended regulations, future FCC treatment of a la carte packages or other future FCC rulemaking proceedings will have on their business and results of operations in future periods.

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



               -------------------------------------------------

              ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

            None


Item 2.  Changes in Securities


            (1) On July 7, 1997, Adelphia issued 13% Series A Cumulative Exchangeable Preferred Stock (the "Exchangeable Preferred Stock") with an aggregate liquidation preference of $150,000,000 to institutional investors in reliance on Rule 144A and pursuant to exemptions from registration under Section 4(2) of the Securities Act and to Highland Holdings, an affiliate of the family of John Rigas, in reliance on an exemption from registration under Section 4(2) of the Securities Act. The initial purchasers for the Exchangeable Preferred Stock sold to institutional investors were Smith Barney Inc., Bear, Stearns & Co. Inc., NationsBanc Capital Markets, Inc. and TD Securities. The net proceeds from the offering of the Exchangeable Preferred Stock were approximately $148,000,000 after underwriting discounts and commissions of approximately $1,100,000 and other transaction costs.

            (2) On July 7, 1997, Adelphia also issued perpetual 8-1/8% Series C Convertible Preferred Stock ("Convertible Preferred Stock") with an aggregate liquidation preference of $100,000,000 in a private placement in reliance on the exemption from registration under
            Section 4(2) of the Securities Act, of which $80,000,000 in liquidation preference was sold to Highland Holdings, a Rigas family affiliate and the remainder was sold to Telesat Cablevision, Inc., a wholly owned subsidiary of FPL Group, Inc. and 50% partner of Olympus Communications, L.P. The purchase price was 97% of the applicable liquidation preference. The Convertible Preferred Stock is convertible at $8.48 per share into an aggregate of 11,792,450 shares of Class A Common Stock of Adelphia.


            (3) On June 20, 1997, Adelphia acquired cable systems from Booth Communications Company. These systems served approximately 25,800 subscribers at the date of acquisition and were purchased for an aggregate price of $54,500,000, comprised of 3,571,428 shares of Adelphia's Class A Common Stock and $29,500,000 cash. These shares were issued in reliance on an exemption from registration under
            Section 4(2) of the Securities Act.

Item 3.  Defaults Upon Senior Securities

            None


Item 4.  Submission of Matters to a Vote of Security Holders

            The annual meeting of the stockholders of the Company was held on September 29, 1997. Stockholders entitled to vote a total of 126,472,880 votes out of 129,147,068 votes attributable to all shares of the Company's outstanding capital stock were represented at the meeting either in person or by proxy. At such meeting, (a) one director (the "Class A Director") was elected by vote of the holders of Class A Common Stock voting as a separate class and (b) seven directors, ("Class A and B Directors") were elected by vote of the holders of Class A Common Stock and the holders of Class B Common Stock voting together. The stockholder voting results are as follows:


                                               Class of                                                   Broker
                                                Stock                     Vote for         Withheld      Non-Votes
                                               --------                  -----------       --------      ---------

(a) Class A Director Elected

Perry S. Patterson                             Class A                    16,986,127         41,993           --

(b) Class A and B Directors Elected

John J. Rigas                                  Class A                    16,986,127         41,993           --
                                               Class B                   109,444,760             --           --

Michael J. Rigas                               Class A                    16,986,127         41,993           --
                                               Class B                   109,444,760             --           --

Timothy J. Rigas                               Class A                    16,986,127         41,993           --
                                               Class B                   109,444,760             --           --

James P. Rigas                                 Class A                    16,986,127         41,993           --
                                               Class B                   109,444,760             --           --

Daniel R. Milliard                             Class A                    16,986,127         41,993           --
                                               Class B                   109,444,760             --           --

Pete J. Metros                                 Class A                    16,986,127         41,993           --
                                               Class B                   109,444,760             --           --

Dennis P. Coyle                                Class A                    16,986,127         41,993           --
                                               Class B                   109,444,760             --           --


Item 5.  Other Information


            None

Item  6. Exhibits and Reports on Form 8-K

              (a)  Exhibits:

                3.01 Certificate of Incorporation of Adelphia Communications Corporation (Incorporated herein by reference is Exhibit 3.01 to the Registrant's Current Report on Form 8-K for the event dated July 24, 1997.) (File Number 0-16014)

                4.01 Certificate of Designations for 13% Series A and B Cumulative Exchangeable Preferred Stock (Contained in
                           Exhibit 3.01 to Registrant's Current Report on Form 8-K for the event dated July 24, 1997, which is incorporated herein by reference.) (File Number 0-16014)

                4.02        Certificate of Designations for Series C Convertible
                           Preferred Stock (Contained in Exhibit 3.01 to Registrant's Current Report on Form 8-K for the event dated July 24, 1997, which is incorporated herein by reference.) (File Number 0-16014)

                4.03 Indenture, dated as of July 7, 1997, with respect to the Registrant's 10 1/2% Senior Notes due 2004, between the Registrant and the Bank of Montreal Trust Company (Incorporated herein by reference is exhibit
                           4.03 from the Registrant's Current Report on Form 8-K for the event dated July 24, 1997.) (File Number 0-16014)

                4.04       Form of 10 1/2% Senior Note due 2004 (Contained in
                           Exhibit 4.03 to Registrant's Current Report on Form 8-K for the event dated July 24, 1997, which is incorporated herein by reference.) (File Number 0-16014)

                4.05 Form of Indenture, with respect to the Registrant's 13% Senior Subordinated Exchange Debentures due 2009, between he Registrant and the Bank of Montreal Trust Company (Contained in Exhibit 3.01 as Annex A to Registrant's Current Report on Form 8-K for the event dated July 24, 1997, which is incorporated herein by reference.) (File Number 0-16014)

                4.06 Form of Certificate for 13% Cumulative Exchangeable Preferred Stock (Incorporated herein by reference is Exhibit 4.06 from the Registrant's Current Report on Form 8-K for the event dated July 24, 1997.) (File Number 0-16014)

                4.07 Form of Certificate for Series C Convertible Preferred stock (Incorporated herein by reference is Exhibit 4.06 from the Registrant's Current Report on Form 8-K for the event dated July 24, 1997.) (File Number 0-16014)

                4.08        Indenture, dated as of August 27, 1997, with respect
                           to Hyperion Telecommunications, Inc. ("Hyperion") 12 1/4% Senior Secured Notes due 2004, between Hyperion and the Bank of Montreal Trust Company (Incorporated herein by reference to Exhibit 4.01 to Hyperion's Current Report on Form 8-K for the event dated August 27, 1997.) (File No. 0-21605)

                4.09 Form of 12 1/4% Senior Secured Note due 2004 (Contained in Exhibit 4.01 to Hyperion's Current Report on Form 8-K for the event dated August 27, 1997, which is incorporated herein by reference.) (File No. 0-21605)

                4.10 Second Supplemental Indenture, dated as of August 27, 1997, between Hyperion and the Bank of Montreal Trust Company, regarding Hyperion's 13% Senior Discount Notes due 2003 (Incorporated by reference herein to Exhibit 4.06 to Hyperion's Current Report on Form 8-K for the event dated August 27, 1997.) (File No. 0-21605)

                4.11 Indenture, dated as of September 25, 1997, with respect to the Registrant's 9 1/4% Senior Notes due 2002, between the Registrant and the Bank of Montreal Trust Company (Incorporated herein by reference is Exhibit 4.01 from the Registrant's Current Report on Form 8-K for the event dated September 25, 1997.) (File Number 0-16014)

                4.12 Registration Rights Agreement between Adelphia Communications Corporation and the Initial Purchaser, dated September 25, 1997, regarding the Registrant's 9 1/4% Senior Notes due 2002 (Incorporated herein by reference is Exhibit 4.02 from the Registrant's Current Report on Form 8-K for the event dated September 25, 1997.) (File Number 0-16014)

                4.13       Form of 9 1/4% Senior Note due 2002 (Contained in
                           Exhibit 4.01 from the Registrant's Current Report on Form 8-K for the event dated September 25, 1997.) (File Number 0-16014)

                10.01 Purchase Agreement among Adelphia Communications Corporation, Smith Barney Inc., Bear Stearns & Co. Inc., NationsBanc Capital Markets, Inc. and TD Securities (USA) Inc. (the "Initial Purchasers") dated July 1, 1997. (Incorporated herein by reference is Exhibit 10.01 from the Registrant's Current Report on Form 8-K dated July 24, 1997) (File Number 0-16014)

                10.02 Registration Rights Agreement among Adelphia Communications Corporation, the Initial Purchasers and Highland Holdings, dated July 7, 1997, regarding the 13% Cumulative Exchangeable Preferred Stock. (Incorporated herein by reference is Exhibit 10.02 from the Registrant's Current Report on Form 8-K dated July 24, 1997) (File Number 0-16014)

                10.03 Registration Rights Agreement among Adelphia Communications Corporation and the Initial Purchasers, dated July 7, 1997, regarding the 10 1/2% Senior Notes due 2004. (Incorporated herein by reference is Exhibit 10.03 from the Registrant's Current Report on Form 8-K dated July 24, 1997) (File Number 0-16014)

                10.04 Registration Rights Agreement among Adelphia Communications Corporation, Highland Holdings and Telesat Cablevision, Inc., dated July 7, 1997. (Incorporated herein by reference is Exhibit 10.04 from the Registrant's Current Report on Form 8-K dated July 24, 1997) (File Number 0-16014)

                10.05 Purchase Agreement between Adelphia Communications Corporation and Highland Holdings, dated July 1, 1997. (Incorporated herein by reference is Exhibit
                           10.05 from the Registrant's Current Report on Form 8-K dated July 24, 1997) (File Number 0-16014)

                10.06 Series C Preferred Stock Purchase Agreement among Adelphia Communications Corporation, Highland Holdings and Telesat Cablevision, Inc., dated June 22, 1997 (Incorporated herein by reference is Exhibit
                           10.06 from the Registrant's Current Report on Form 8-K dated July 24, 1997) (File Number 0-16014)

                10.07 Pledge Agreement between Hyperion and the Bank of Montreal Trust Company as Collateral Agent, dated as of August 27, 1997. (Incorporated by reference herein is Exhibit 4.03 to Hyperion's Current Report on Form 8-K dated August 27, 1997) (File No.
                           0-21605).

                10.08 Registration Rights Agreement between Hyperion and the Initial Purchasers, dated August 27, 1997, regarding the 12 1/4% Senior Secured Notes due 2004 (Incorporated herein by reference to Exhibit 4.04 to Hyperion's Current Report on Form 8-K dated August 27, 1997) (File No. 0-21605).

                10.09 Pledge, Escrow and Disbursement Agreement, between Hyperion and the Bank of Montreal Trust Company dated as of August 27, 1997. (Incorporated by reference herein to Exhibit 4.05 to Hyperion's Current Report on Form 8-K dated August 27, 1997) (File No. 0-21605).

                10.10 Purchase Agreement among Hyperion, Bear Stearns & Co. Inc., Chase Securities Inc., TD Securities (USA) Inc., CIBC Wood Gundy Securities Corp., and Scotia Capital Markets (the "Initial Purchasers") dated August 21, 1997. (Incorporated herein by reference to Exhibit 10.01 to Hyperion's Current Report on Form 8-K dated August 27, 1997) (File No. 0-21605).

                10.11 Purchase Agreement among Adelphia Communications Corporation and Smith Barney Inc. (the "Initial Purchaser") dated September 22, 1997 ( Incorporated herein by reference is Exhibit 10.01 from the Registrant's Current Report on Form 8-K, dated September 25, 1997) (File Number 0-16014).

                27.01 Financial Data Schedule (supplies for the information of the Commission)

           (b)  Reports on Form 8-K:

             Form 8-Ks were filed on July 11, July 24, August 29, September 24 and October 21, 1997, each of which reported information under items 5 and 7 thereof. No financial statements were filed with any of such Form 8-Ks.

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

                                            ADELPHIA COMMUNICATIONS CORPORATION
                                                      (Registrant)



Date:  November 13, 1997                    By: /s/ Timothy J. Rigas
                                               ---------------------------
                                                    Timothy J. Rigas
                                            Executive Vice President (authorized
                                            officer), Chief Financial Officer,
                                            Chief Accounting Officer and
                                            Treasurer

                                INDEX TO EXHIBITS


Exhibit List:

Please refer to Part II, Item 6 for an exhibit list.