Form 10-Q
period 1997-12-31
ADELPHIA COMMUNICATIONS CORP
filed 1998-02-17
CIK 796486

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

X Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of
   1934

                For the quarterly period ended December 31, 1997

 ____  Transition report pursuant to Section 13 or 15(d) of the Securities
  Exchange Act of 1934 For the transition period from _______ to ________

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

At February 13, 1998, 19,702,308 shares of Class A Common Stock, par value $.01 per share, and 10,944,476 shares of Class B Common Stock, par value $.01 per share, of the registrant were outstanding.





                              ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                                    INDEX




                                                                                          Page Number
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

       Condensed Consolidated Balance Sheets - March 31, 1997 and
         December 31, 1997....................................................................  3
       Condensed Consolidated Statements of Operations - Three and Nine Months Ended
         December 31, 1996 and 1997...........................................................  4

       Condensed Consolidated Statements of Cash Flows - Nine Months Ended
         December 31, 1996 and 1997...........................................................  5

       Notes to Condensed Consolidated Financial Statements...................................  6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations........................................................................ 12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk........................... 22

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.................................................................... 23

Item 2.  Changes in Securities................................................................ 23

Item 3.    Defaults Upon Senior Securities.................................................... 23

Item 4.    Submission of Matters to a Vote of Security Holders................................ 23

Item 5.    Other Information.................................................................. 23

Item 6.  Exhibits and Reports on Form 8-K..................................................... 23


SIGNATURES.................................................................................... 25

INDEX TO EXHIBITS............................................................................. 26


                                           PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements


                                ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                                     (Dollars in thousands, except share amounts)

                                                                                  March 31,     December 31,
ASSETS:                                                                              1997           1997
-------
                                                                                -------------  -------------
Property, plant and equipment - net                                             $    659,575   $    771,381
Intangible assets - net                                                              650,533        693,025
                                                                                ------------   ------------
Total                                                                              1,310,108      1,464,406

Cash and cash equivalents                                                             61,539        381,403
U.S. government securities - pledged                                                    --           85,027
Investments                                                                          117,996        149,101
Preferred equity investment in Managed Partnership                                    18,338         18,338
Subscriber receivables - net                                                          24,692         32,871
Prepaid expenses and other assets - net                                               80,355         94,188
Related party receivables - net                                                       30,798         52,130
                                                                                ------------   ------------
Total                                                                           $  1,643,826   $  2,277,464
                                                                                ============   ============

LIABILITIES, PREFERRED STOCK, COMMON STOCK
AND OTHER STOCKHOLDERS' EQUITY (DEFICIENCY):
Parent debt                                                                     $  1,174,672   $  1,430,979
Subsidiary debt                                                                    1,369,367      1,425,601
Accounts payable                                                                      56,961         58,649
Subscriber advance payments and deposits                                              16,004         17,595
Accrued interest and other liabilities                                               127,938        137,618
Deferred income taxes                                                                110,097        110,013
                                                                                ------------   ------------
Total liabilities                                                                  2,855,039      3,180,455
                                                                                ------------   ------------

Cumulative equity in loss in excess of investment in and amounts
due from Olympus                                                                      42,668         26,629
                                                                                ------------   ------------

Hyperion Redeemable Exchangeable Preferred Stock                                        --          200,721
                                                                                ------------   ------------

Series A Cumulative Redeemable Exchangeable Preferred Stock                             --          148,019
                                                                                ------------   ------------

Commitments and contingencies (Note 7)

Convertible preferred stock, common stock and other stockholders' equity
(deficiency):

8 1/8% Series C Convertible Preferred Stock ($100,000 liquidation preference)           --                1
Class A Common Stock, $.01 par value, 200,000,000 shares authorized,
16,130,880 and 19,702,308 shares outstanding, respectively                               161            197
Class B Common Stock, $.01 par value, 25,000,000 shares
authorized and 10,944,476 shares outstanding                                             109            109
Additional paid-in capital                                                           219,408        329,330
Accumulated deficit                                                               (1,473,559)    (1,607,997)
                                                                                ------------   ------------
Convertible preferred stock, common stock and
other stockholders' equity (deficiency)                                           (1,253,881)    (1,278,360)
                                                                                ------------   ------------
Total                                                                           $  1,643,826   $  2,277,464
                                                                                ============   ============

                                 See notes to condensed consolidated financial
statements.



                        ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                           (Dollars in thousands, except per share amounts)

                                                        Three Months Ended         Nine Months Ended
                                                            December 31,              December 31,
                                                     ------------------------  ------------------------
                                                         1996         1997        1996         1997
                                                      ---------    ---------    ---------   ----------

Revenues                                              $ 122,127    $ 138,271    $ 350,575    $ 389,905
                                                      ---------    ---------    ---------    ---------

Operating expenses:
Direct operating and programming                         39,005       43,711      108,466      121,924
Selling, general and administrative                      22,319       24,354       61,132       70,085
Depreciation and amortization                            30,813       37,251       89,552      104,570
                                                      ---------    ---------    ---------    ---------
Total                                                    92,137      105,316      259,150      296,579
                                                      ---------    ---------    ---------    ---------

Operating income                                         29,990       32,955       91,425       93,326
                                                      ---------    ---------    ---------    ---------

Other income (expense):
Interest income                                           2,098        5,699        6,310        9,508
Priority investment income from Olympus                  10,542       12,000       30,632       35,765
Interest expense                                        (59,299)     (68,871)    (180,764)    (196,849)
Equity in loss of Olympus and other joint ventures      (14,061)     (16,012)     (38,988)     (50,050)
Equity in loss of Hyperion joint ventures                (2,145)      (2,858)      (5,143)      (9,284)
Hyperion preferred stock dividends                         --         (5,988)        --         (5,988)
Gain on sale of investments                                --            408        8,405        1,018
                                                      ---------    ---------    ---------    ---------
Total                                                   (62,865)     (75,622)    (179,548)    (215,880)
                                                      ---------    ---------    ---------    ---------

Loss before income taxes and extraordinary loss         (32,875)     (42,667)     (88,123)    (122,554)
Income tax benefit (expense)                                 55         (264)          64         (559)
                                                      ---------    ---------    ---------    ---------
Loss before extraordinary loss                          (32,820)     (42,931)     (88,059)    (123,113)
Extraordinary loss on early retirement of debt             --        (13,625)      (2,079)     (11,325)
                                                      ---------    ---------    ---------    ---------

Net loss                                                (32,820)     (56,556)     (90,138)    (134,438)
Dividend requirements applicable to preferred stock        --         (7,448)        --        (11,998)
                                                      ---------    ---------    ---------    ---------
Net loss applicable to common stockholders            $ (32,820)   $ (64,004)   $ (90,138)   $(146,436)
                                                      =========    =========    =========    =========

Loss per weighted average share of common
stock before extraordinary loss                       $   (1.25)   $   (1.64)   $   (3.35)   $   (4.57)

Extraordinary loss per weighted
average share on early retirement of debt                  --          (0.45)       (0.08)       (0.38)
                                                      ---------    ---------    ---------    ---------

Net loss per weighted average share of common stock   $   (1.25)   $   (2.09)   $   (3.43)   $   (4.95)
                                                      =========    =========    =========    =========

Weighted average shares of common
stock outstanding (in thousands)                         26,308       30,647       26,308       29,595
                                                      =========    =========    =========    =========


                             See notes to condensed consolidated financial
statements.








              ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                             (Dollars in thousands)

                                                                    Nine Months Ended December 31,
                                                                    ------------------------------
                                                                          1996         1997
                                                                     ------------- -------------
Cash flows from operating activities:
Net loss                                                             $    (90,138) $   (134,438)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization                                              89,552       104,570
Noncash interest expense                                                   25,938        29,981
Noncash dividends                                                            --           5,988
Equity in loss of Olympus and other joint ventures                         38,988        50,050
Equity in loss of Hyperion nonconsolidated joint ventures                   5,143         9,284
Gain on sale of investment                                                 (8,405)         (408)
Extraordinary loss on early retirement of debt                              2,079        11,325
Decrease in deferred income taxes, net of effect of acquisitions             (183)          (84)
Change in operating assets and liabilities, net of effect of acquisitions:
Subscriber receivables                                                     (6,466)       (7,500)
Prepaid expenses and other assets                                         (12,879)       (3,764)
Accounts payable                                                           18,116         1,027
Subscriber advance payments and deposits                                      452         1,124
Accrued interest and other liabilities                                     (1,191)       (5,117)
                                                                     ------------  ------------
Net cash provided by operating activities                                  61,006        62,038
                                                                     ------------  ------------

Cash flows used for investing activities:
Acquisitions                                                             (136,370)      (88,217)
Expenditures for property, plant and equipment                            (86,415)     (117,560)
Investments in Hyperion nonconsolidated joint ventures                    (23,398)      (46,119)
Investments in other joint ventures                                       (13,352)      (16,071)
Investment in U.S. government securities - pledged                           --         (83,400)
Amounts invested in and advanced from (to)
Olympus and related parties                                                 4,568       (82,211)
Proceeds from sale of investment                                           11,618         9,613
                                                                     ------------  ------------
Net cash used for investing activities                                   (243,349)     (423,965)
                                                                     ------------  ------------

Cash flows provided by financing activities:
Proceeds from debt                                                        903,865     1,138,295
Repayments of debt                                                       (622,358)     (862,786)
Costs associated with debt financings                                     (15,408)      (18,701)
Premium paid on early retirement of debt                                     --         (12,153)
Proceeds from subsidiary's issuance of warrants                            11,087          --
Issuance of redeemable exchangeable preferred stock                          --         147,976
Issuance of convertible preferred stock                                      --          97,000
Issuance of Hyperion redeemable exchangeable preferred stock                 --         194,733
Preferred stock dividends paid                                               --          (2,573)
                                                                     ------------  ------------
Net cash provided by financing activities                                 277,186       681,791
                                                                     ------------  ------------

Increase in cash and cash equivalents                                      94,843       319,864

Cash and cash equivalents, beginning of period                             10,809        61,539
                                                                     ------------  ------------

Cash and cash equivalents, end of period                             $    105,652  $    381,403
                                                                     ============  ============

                          See notes to condensed consolidated financial
statements.


              ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                (Dollars in thousands, except per share amounts)


           The accompanying unaudited condensed consolidated financial statements of Adelphia Communications Corporation and its majority owned subsidiaries ("Adelphia" or the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission.

           In the opinion of management, all adjustments, consisting of only normal recurring accruals necessary for a fair presentation of the financial position of Adelphia at December 31, 1997, and the results of operations for the three and nine months ended December 31, 1996 and 1997, have been included. These condensed consolidated financial statements should be read in conjunction with Adelphia's consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended March 31, 1997 ("Annual Report"). The results of operations for the three and nine months ended December 31, 1997 are not necessarily indicative of the results to be expected for the year ending March 31, 1998.

1. Significant Events Subsequent to the Annual Report:

           On May 20, 1997, Adelphia and its affiliates and Time Warner Cable companies entered into agreements involving an exchange of cable systems in seven states covering approximately 250,000 subscribers, with applicable cash adjustments. Adelphia will exchange its systems serving 67,600 subscribers primarily in the Mansfield, Ohio, area for systems owned by Time Warner Cable companies serving 72,400 subscribers adjacent to systems owned or managed by Adelphia in Virginia, New England and New York. On December 3, 1997, certain affiliates managed by Adelphia exchanged systems serving 49,700 subscribers in Syracuse, New York, and Henderson, North Carolina, for Time Warner cable systems serving 57,900 subscribers adjacent to systems owned or managed by Adelphia in western Pennsylvania and Virginia. In a related transaction on September 12, 1997, Hyperion consummated with a Time Warner cable company the exchange of interests in four CLEC networks in New York, in which Hyperion increased its interests in its Buffalo and Syracuse CLEC networks to 60% and 100%, respectively, and eliminated its interests in the Albany and Binghamton networks.

           On June 20, 1997, Adelphia acquired cable systems from Booth Communications Company. These systems served approximately 25,800 subscribers at the date of acquisition in the Virginia cities of Blacksburg and Salem and were purchased for an aggregate price of $54,500 comprised of 3,571,428 shares of Adelphia's Class A Common Stock and $29,500 cash. The acquisition was accounted for under the purchase method of accounting. Accordingly, the financial results of the acquired systems are included in the consolidated results of Adelphia effective as of the date acquired.

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

           On July 7, 1997, Adelphia also issued 100,000 shares of perpetual Series C Convertible Preferred Stock (the "Convertible Preferred Stock") with a par value of $.01 per share and an aggregate liquidation preference of $100,000 in a private placement of which $80,000 was sold to a Rigas family affiliate and the remainder was sold to Telesat Cablevision, Inc., a wholly owned subsidiary of FPL Group, Inc., a New York Stock Exchange company and a 50% partner of Olympus Communications, L.P. ("Olympus"). The Convertible Preferred Stock accrues dividends at the rate of 8 1/8% of the liquidation preference per annum, and is convertible at $8.48 per share into an aggregate of 11,792,450 shares of Class A Common Stock of Adelphia. The Convertible Preferred Stock is redeemable at the option of Adelphia after three years from the date of issuance at a premium declining to the liquidation preference in 2002.

           The proceeds from the sale of the Exchangeable Preferred Stock, the Notes and the Convertible Preferred Stock were used to repay subsidiaries' senior notes and revolving credit facility borrowings.

           On August 11, 1997, Hyperion Telecommunications, Inc. ("Hyperion"), an 88% owned subsidiary of Adelphia, entered into Purchase Agreements with a subsidiary of Tele-Communications, Inc. ("TCI"), a local partner in the Buffalo, NY, Louisville, KY, and Lexington, KY markets, whereby TCI will receive approximately $18,300 in cash for TCI's partnership interest in these markets. On February 12, 1998, Hyperion consummated the agreements and thereby increased its ownership interest in each of these markets to 100%.

           On August 27, 1997, Hyperion issued $250,000 of 12 1/4% Senior Secured Notes due 2004 (the "Hyperion Senior Secured Notes"). Hyperion secured the Hyperion Senior Secured Notes through the pledge of the common stock of certain of its wholly-owned subsidiaries. Of the net proceeds of the Hyperion Offering of approximately $244,000, $83,400 was invested in U.S. government securities and placed in an escrow account to provide for payment in full when due of the first six scheduled interest payments on the Hyperion Senior Secured Notes, with the remainder of the net proceeds to be used to fund the acquisition of increased ownership interests in certain of its networks, the continued expansion of its networks and working capital.

           On September 25, 1997, Adelphia issued $325,000 of 9 1/4% Senior Notes due 2002 (the "9 1/4% Senior Notes"). Net proceeds of approximately $321,750, after payment of transaction costs, were used to repay debt. The terms of the 9 1/4% Senior Notes are similar to those of Adelphia's existing publicly held senior debt.

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

           Hyperion has entered into purchase agreements dated as of October 31, 1997, with subsidiaries of TCI and Sutton Capital Associates, Inc. ("Sutton"), local partners in New Jersey Fiber Technologies, whereby TCI and Sutton will receive approximately $26,000 and $328, respectively, for their partnership interests in New Jersey Fiber Technologies. On February 12, 1998, Hyperion consummated the agreements and thereby increased its ownership interest in New Jersey Fiber Technologies to 100%.

           On October 31, 1997, Adelphia redeemed $202,000 aggregate principal amount of 12 1/2% Senior Notes due 2002 at 106% of principal.

           On November 7, 1997, Adelphia acquired approximately 61% of the partnership interest in two cable systems from U.S. Cable Corporation. These systems served approximately 20,300 subscribers at the date of acquisition in the Western New York area and were purchased for an aggregate price of $20,737. The acquisition was accounted for under the purchase method of accounting. Accordingly, the financial results of the acquired systems are included in the consolidated results of Adelphia effective as of the date acquired.

           On November 22, 1997, Adelphia acquired a cable system from Memphrecom, Inc. This system served approximately 3,400 subscribers at the date of acquisition in Vermont and were purchased for an aggregate price of $8,096. This acquisition has been accounted for using the purchase method of accounting. Accordingly, the financial results of the acquired systems are included in the consolidated results of Adelphia effective as of the date acquired.

           On December 31, 1997, Adelphia acquired 82% of the partnership interests in Tele-Media Company of Tri States, L.P. These systems served approximately 16,000 subscribers at the date of acquisition in Pennsylvania, Maryland and West Virginia and were purchased for an aggregate price of $23,615. The acquisition was accounted for under the purchase method of accounting. Accordingly, the financial results of the acquired systems are included in the consolidated results of Adelphia effective with the date acquired.

           On January 3, 1998, Adelphia signed definitive documents to establish a partnership into which Tele-Communications, Inc. ("TCI") will contribute its cable systems in Buffalo, New York; Erie, Pennsylvania; and Ashtabula and Lake County, Ohio, totaling 166,000 subscribers, and Adelphia will contribute its Western New York and Lorain, Ohio systems, totaling 298,000 subscribers. Upon closing of the transaction, TCI will hold a minority interest in the partnership. Adelphia will manage the partnership and will consolidate the partnership's results for financial reporting purposes.

           On January 21, 1998, Adelphia issued $150,000 of 8 3/8% Senior Notes due 2008 ("8 3/8% Senior Notes"). Net proceeds of approximately $147,000, after payment of transaction costs, were used to repay subsidiaries' revolving credit facility borrowings. The terms of the 8 3/8% Senior Notes are similar to those of Adelphia's existing publicly held senior debt.

2.  Debt:

           Debt is summarized as follows:


                                                     March 31,     December 31,
                                                        1997           1997
                                                  --------------  -------------
Parent debt:
12 1/2% Senior Notes due 2002                     $    277,385    $     69,838
10 1/4% Senior Notes due 2000                           99,322          99,457
9 7/8% Senior Notes due 2007                           347,274         347,401
10 1/2% Senior Notes due 2004                             --           150,000
9 1/4% Senior Notes due 2002                              --           325,000
11 7/8% Senior Debentures due 2004                     124,539         124,569
9 7/8% Senior Debentures due 2005                      128,255         128,367
9 1/2% Senior Pay-In-Kind Notes due 2004               197,897         186,347
                                                  ------------    ------------

Total Parent debt                                 $  1,174,672    $  1,430,979
                                                  ============    ============


Subsidiary Debt:
Notes to Banks and Institutions                     $  1,159,500  $    929,575
13% Senior Discount Notes of Hyperion due 2003           187,173       207,918
12 1/4% Senior Secured Notes of Hyperion due 2004           --         250,000
Other subsidiary debt                                     22,694        38,108
                                                    ------------  ------------
Total Subsidiary Debt                               $  1,369,367  $  1,425,601
                                                    ============  ============



           The following information updates to December 31, 1997 certain disclosures included in Note 3 to Adelphia's consolidated financial statements contained in the Annual Report:



Commitments available for additional borrowings                 $   194,620

Weighted average interest rate payable by subsidiaries
under credit agreements with banks                                     7.06%

Percentage of subsidiary debt to banks and institutions
that bears interest at fixed rates for at least one year              26.59%

3.  Investments:

        Adelphia's nonconsolidated investments are as follows:
                                               March 31,    December 31,
                                                  1997          1997
                                              -----------   -----------
Investments accounted for using the equity
 method:
Gross investment:
Hyperion investments in joint ventures        $   57,497    $   92,472
Page Call, Inc.                                   14,990        15,536
Mobile Communications                              2,470        14,525
Other                                              1,751         1,386
                                              ----------    ----------
Total                                             76,708       123,919
                                              ----------    ----------

Investments accounted for using the cost method:

Niagara Frontier Hockey, L.P.                     35,270        39,296
SuperCable ALK International                       3,172         3,190
Programming ventures                               2,945         2,972
Mobile Communications                              1,832         2,478
Other                                                763           792
                                              ----------    ----------
Total                                             43,982        48,728
                                              ----------    ----------

Available for sale investments recorded at fair market value:

Republic Industries, Inc.                          9,315          --
                                              ----------    ----------

Total investments before cumulative
 equity in net losses                            130,005       172,647
Cumulative equity in net losses                  (12,009)      (23,546)
                                              ----------    ----------
Total investments                             $  117,996    $  149,101
                                              ==========    ==========



           On October 7, 1997, the Company sold its Republic Industries, Inc. stock. A gain of $408 was recognized.

4.  Related Party Investments and Receivables:

           Related party receivables - net represents advances to managed partnerships, the Rigas Family (principal shareholders and officers of Adelphia) and Rigas Family controlled entities. No related party advances are collateralized.











           Cumulative equity in loss over investment in and amounts due from Olympus is comprised of the following:

                                                March 31,   December 31,
                                                  1997          1997
                                              ------------  ------------

Cumulative equity in loss
 over investment in Olympus                   $  (95,771)   $  (94,636)
Amounts due from Olympus                          53,103        68,007
                                              ----------    ----------
                                              $  (42,668)   $  (26,629)
                                              ==========    ==========



           The investment in Olympus represents a 50% voting interest in such partnership and is being accounted for using the equity method. Summarized unaudited results of operations of Olympus are as follows:


                                                  Nine Months Ended
                                                     September 30,
                                              -------------------------
                                                   1996         1997
                                              ------------- -----------
Revenues                                      $  118,604    $  126,818
Net loss                                          (7,805)      (14,715)
Net loss of general partners
 after priority return requirements              (56,812)      (70,478)

5.  Net Loss Per Share:

           Net loss per common share is computed based on the weighted average number of common shares outstanding after giving effect to dividend requirements on the Company's preferred stock. Diluted net loss per common share is not presented because the Company's Convertible Preferred Stock had an antidilutive effect for the periods presented; however, the Convertible Preferred Stock could have a dilutive effect on earnings per share in future periods.

6. Supplemental Cash Flow Information:

           Cash payments for interest were $152,384 and $142,429 for the nine months ended December 31, 1996 and 1997, respectively.

           Hyperion entered into capital leases for switching equipment of $24,489 during the nine months ended December 31, 1997.

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

           Adelphia Communications Corporation and its subsidiaries ("Adelphia" or the "Company") earned substantially all of its revenues in the nine months ended December 31, 1996 and 1997 from monthly subscriber fees for basic, satellite, premium and ancillary services (such as installations and equipment rentals), local and national advertising sales, pay-per-view programming, home shopping networks and competitive local exchange carrier ("CLEC") telecommunications services.

           The changes in Adelphia's operating results for the three and nine months ended December 31, 1997 compared to the same period of the prior year, were primarily the result of acquisitions, rate increases and expansion of existing operations.

           The high level of depreciation and amortization associated with the significant number of acquisitions in recent years, the recent upgrading and expansion of systems and interest costs associated with financing activities will continue to have a negative impact on the reported results of operations. Also, significant charges for depreciation, amortization and interest are expected to be incurred in the future by Olympus, which will adversely impact Adelphia's future results of operations. Adelphia expects to report net losses for the next several years.

           The following tables set forth certain cable television system data at the dates indicated for Company Owned, Olympus and Managed Systems. The "Olympus Systems" are systems currently owned by Olympus. The "Managed Systems" are affiliated systems managed by Adelphia.

                                          December 31,          Percent
                                    -------------------------   Increase
                                        1996         1997      (Decrease)
                                    ------------ ------------ -----------
Homes Passed by Cable
Company Owned Systems                 1,547,512    1,663,505       7.5%
Olympus Systems                         646,770      749,884      15.9%
Managed Systems                         431,055      346,157     (19.7%)
                                     ----------  -----------  ---------
Total Systems                         2,625,337    2,759,546       5.1%
                                     ==========  ===========  =========

Basic Subscribers
Company Owned Systems                 1,131,373    1,213,400       7.3%
Olympus Systems                         412,258      497,972      20.8%
Managed Systems                         312,491      257,614     (17.6%)
                                    -----------  -----------  ---------
Total Systems                         1,856,122    1,968,986       6.1%
                                    ===========  ===========  =========


           Managed Systems' data, as of December 31, 1997, reflect the sales of systems consisting of approximately 79,900 homes passed and approximately 63,400 basic subscribers to Olympus.

           Exclusive of acquisitions and dispositions, basic subscribers grew 1.1%, 3.9% and 0.9% for Company Owned, Olympus and Managed Systems, respectively, during the twelve months ended December 31, 1997.

           The following table is derived from Adelphia's Condensed Consolidated Statements of Operations that are included in this Form 10-Q and sets forth the historical percentage relationship to revenues of the components of operating income contained in such financial statements for the periods indicated.



                                      Three Months Ended  Nine Months Ended
                                          December 31,       December 31,
                                       -----------------  -----------------
                                         1996     1997      1996     1997
                                       -------  -------   -------  -------
Revenues                                100.0%   100.0%    100.0%   100.0%

Operating expenses:
Direct operating and programming         31.9%    31.6%     30.9%    31.3%
Selling, general and administrative      18.3%    17.6%     17.4%    18.0%
Depreciation and amortization            25.2%    26.9%     25.5%    26.8%
                                        -----    -----     -----    -----

Operating income                         24.6%    23.9%     26.2%    23.9%
                                        =====    =====     =====    =====



Revenues. The primary revenue sources reflected as a percentage of total revenues were as follows:


                                                  Three Months Ended
                                                      December 31,
                                                ------------------------
                                                   1996         1997
                                                 --------     ---------
Regulated service and equipment fees                74%          74%
Premium programming fees                            11%           9%
Advertising sales and other services                15%          17%



           Revenues increased approximately 13.2% and 11.2%, respectively, for the three and nine month periods ended December 31, 1997 compared with the same periods of the prior year. The increase was attributable to the following:

                                     Three         Nine
                                     Months       Months
                                     Ended        Ended
                                    Dec. 31,     Dec. 31,
                                      1997         1997
                                  -----------   ----------
Acquisitions                          37%           32%
Basic subscriber growth                7%            9%
Rate increases                        38%           49%
Other                                 18%           10%



           Effective August 1, 1997, certain rate increases related to regulated cable services were implemented in substantially all of the Company's Systems. Other non-cable revenues including strategic service offerings such as paging, data services and CLEC services also had a positive impact on revenues for the quarter ended December 31, 1997. The Company expects to implement rate increases related to certain regulated cable services in substantially all of the Company's systems during the next fiscal year.

           Direct Operating and Programming Expenses. Direct operating and programming expenses, which are mainly basic and premium programming costs and technical expenses, increased 12.1% and 12.4% for the three and nine month periods ended December 31, 1997 compared with the same periods of the prior year. Such increases were primarily due to increased operating expenses from acquired systems, increased programming costs and incremental costs associated with increased subscribers.

           Selling, General and Administrative Expenses. These expenses, which are mainly comprised of costs related to system offices, customer service representatives, and sales and administrative employees, increased 9.1% and 14.6% for the three and nine month periods ended December 31, 1997 compared with the same periods of the prior year. The increase was primarily due to incremental costs associated with acquisitions, subscriber growth and Hyperion overhead and network operating and control center cost increases to accommodate the growth in the number of operating companies managed and monitored.

           Depreciation and Amortization. Depreciation and amortization was higher for the three and nine months ended December 31, 1997 compared with the same periods of the prior year primarily due to increased depreciation and amortization related to acquisitions consummated during the years ended March 31, 1996 and 1997 as well as increased capital expenditures made during the past several years.

           Priority Investment Income. Priority investment income is comprised of payments received from Olympus of accrued priority return on the Company's investment in 16.5% preferred limited partner ("PLP") interests in Olympus. Priority investment income increased during the three and nine months ended December 31, 1997 due to increased payments by Olympus.

           EBITDA. EBITDA (earnings before interest expense, income taxes, depreciation and amortization, equity in loss of joint ventures, preferred stock dividends and other noncash charges) amounted to $87,905 and $243,169 for the three and nine month periods ended December 31, 1997 compared with $73,443 and $217,919 for the same periods of the prior year. The increases of 19.7% and 11.6% are primarily due to the impact of the acquisition of cable systems, subscriber rate increases, and increased priority investment income from Olympus. While EBITDA is not an alternative to operating income or an alternative to cash flows from operating activities, as defined by generally accepted accounting principles, as a measure of liquidity, and, while EBITDA may not be comparable to other similarly titled measures of other companies, management believes EBITDA is a meaningful measure of performance as substantially all of the Company's financing agreements contain financial covenants based on EBITDA.

           Interest Expense. Interest expense, excluding Hyperion, increased .5% and .6% for the three and nine month periods ended December 31, 1997 compared with the same periods of the prior year. Interest expense, including Hyperion, for the three and nine month periods ended December 31, 1997, increased 16.1% and 8.9% compared with the same periods of the prior year. Interest expense increased due to incremental debt outstanding during the current period and accretion of original issue discount. Interest expense includes noncash accretion of original issue discount on the Hyperion 13% Senior Discount Notes and noncash interest expense totaling $7,352 and $29,981 for the three and nine month periods ended December 31, 1997 compared with $6,342 and $25,938 for the three and nine month periods of the prior year. The increase in noncash interest for the three and nine month periods ended December 31, 1997 compared with the same periods of the prior year is primarily due to the accretion of the original issue discount related to the Hyperion 13% Senior Discount Notes which were issued April 15, 1996.

           Equity in Loss of Joint Ventures. The equity in loss of joint ventures represents primarily (i) the Company's pro rata share of Olympus' losses and the accretion requirements of Olympus' PLP interests, and (ii) Hyperion's pro-rata share of its less than majority owned partnerships' operating losses. The increase in the losses during the three and nine month periods ended December 31, 1997, compared with the same periods of the prior year, is due to (i) an increase in the Olympus priority return payment and (ii) an increase in the losses of certain investments in the CLEC business in which Hyperion is a less than majority partner.

           Gain on Sale of Investment. The gain on sale of investment for the nine months ended December 31, 1996 was due to the sale of Hyperion's 15.7% partnership interest in TCG of South Florida to Teleport Communications Group, Inc. on May 16, 1996 for an aggregate sale price of $11,618. This sale resulted in a gain of $8,405. For the nine months ended December 31, 1997, the gain on the sale of investment of $408 was due to the sale of Republic Industries, Inc. common stock for $9,613.

           Extraordinary Loss on Early Retirement of Debt. During the nine months ended December 31, 1996, certain indebtedness was repaid resulting in an extraordinary loss on retirement of debt of $2,079, which primarily represents the write off of the remaining deferred debt financing costs associated with the debt retired. During the nine months ended December 31, 1997, $20,000 of 9 1/2% Senior Pay-In-Kind Notes due 2004 were reacquired through open market purchases and $202,000 of 12 1/2% Senior Notes due 2002 were redeemed at 106% of principal. As a result of these two transactions Adelphia recognized an extraordinary loss of $11,325 for the nine months ended December 31, 1997.

Hyperion Telecommunications, Inc.

           An 88% owned unrestricted subsidiary of the Company, Hyperion, together with its subsidiaries owns CLEC networks and investments in CLEC joint ventures and manages those networks and joint ventures. Hyperion is an unrestricted subsidiary for purposes of the Company's indentures. For further information regarding Hyperion, which also files reports pursuant to the Securities Exchange Act of 1934, see Hyperion's Form 10-Q for the quarterly period ended December 31, 1997.


                                      ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                                  (Dollars in thousands)



Summarized unaudited financial information of Adelphia, Hyperion and Adelphia excluding Hyperion is as follows:


                                                               Adelphia                                      Adelphia
                                                               excluding                                     excluding
                                Adelphia         Hyperion      Hyperion         Adelphia       Hyperion      Hyperion
                                ------------------------------------------  ------------------------------------------
                                  As of and for the Three Months Ended         As of and for the Three Months Ended
                                           December 31, 1996                             December 31, 1997
                                ------------------------------------------  ------------------------------------------


Investments - gross(a)         $   105,675    $    45,263    $    60,412    $   172,647    $    92,472    $    80,175
Total Assets                     1,628,144        174,807      1,453,337      2,277,464        634,850      1,642,614
Total Debt                       2,488,119        208,067      2,280,052      2,856,580        521,945      2,334,635
Exchangeable Preferred Stock          --             --             --          348,740        200,721        148,019
Convertible Preferred Stock
 (liquidation preference)             --             --             --          100,000           --          100,000

Revenues                           122,127          1,334        120,793        138,271          4,983        133,288
Operating Expenses (c)              61,324          3,297         58,027         68,065          6,497         61,568
Priority and interest income        12,640           --           12,640         17,699           --           17,699
EBITDA (b)                          73,443         (1,963)        75,406         87,905         (1,514)        89,419
Interest expense                   (59,299)        (7,482)       (51,817)       (68,871)       (16,770)       (52,101)
Preferred stock dividends             --             --             --          (13,436)        (5,988)        (7,448)

Capital expenditures               (31,682)        (4,270)       (27,412)       (36,945)        (8,603)       (28,342)
Cash paid for acquisitions            --             --             --          (51,070)          --          (51,070)
Cash used for investments in
 joint ventures                    (14,351)        (9,407)        (4,944)       (24,411)       (19,479)        (4,932)

                                          For the Nine Months Ended                   For the Nine Months Ended
                                             December 31, 1996                             December 31, 1997
                               -------------------------------------------  ------------------------------------------

Revenues                       $   350,575    $     3,611    $   346,964    $   389,905    $     8,690    $   381,215
Operating Expenses (c)             169,598          7,075        162,523        192,009         14,362        177,647
Priority and interest income        36,942           --           36,942         45,273           --           45,273
EBITDA (b)                         217,919         (3,464)       221,383        243,169         (5,672)       248,841
Interest expense                  (180,764)       (20,759)      (160,005)      (196,849)       (35,934)      (160,915)
Preferred stock dividends             --             --             --          (17,986)        (5,988)       (11,998)

Capital expenditures               (86,415)       (14,950)       (71,465)      (117,560)       (34,834)       (82,726)
Cash paid for acquisitions        (136,370)        (5,040)      (131,330)       (88,217)        (7,638)       (80,579)
Cash used for investments in
 joint ventures                    (36,750)       (23,398)       (13,352)       (62,190)       (46,119)       (16,071)






(a) Excluding Adelphia's investment in Olympus and before cumulative equity in net loss.

(b) Earnings before interest expense, income taxes, depreciation and amortization, equity in loss of joint ventures, preferred stock dividends and other non-cash charges ("EBITDA"). While EBITDA is not an alternative to operating income as an indicator of operating performance or an alternative to cash flows from operating activities as a measure of liquidity, as defined by generally accepted accounting principles, and, while EBITDA may not be comparable to other similarly titled measures of other companies, the Company's management believes EBITDA is a meaningful measure of performance as substantially all of the Company's financing agreements contain financial covenants based on EBITDA.

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

           Capital expenditures for Adelphia excluding Hyperion for the nine months ended December 31, 1996 and 1997 were $71,465 and $82,726, respectively. Capital expenditures, including Hyperion, for the nine months ended December 31, 1996 and 1997 were $86,415 and $117,560, respectively. Capital expenditures for Hyperion for the nine months ended December 31, 1997 compared with the nine months ended December 31, 1996, increased primarily due to the commencement of switching services. The Company expects capital expenditures without Hyperion for fiscal 1998 to be approximately 10% higher as compared to fiscal 1997. Hyperion expects that it will continue to have substantial capital expenditures.

           The Company generally has funded its working capital requirements, capital expenditures and investments in Olympus and other affiliates and entities through long-term borrowings, primarily from banks and insurance companies, short-term borrowings, internally generated funds and the issuance of parent company public debt and equity and Hyperion public debt and equity. The Company generally has funded the principal and interest obligations on its long-term borrowings from banks and insurance companies by refinancing the principal with new loans or through the issuance of parent company debt or equity securities, and by paying the interest out of internally generated funds. Adelphia has funded the interest obligations on its public borrowings from internally generated funds.

           The Company's financing strategy has generally been to maintain its public long-term debt at the parent holding company level while the Company's consolidated subsidiaries have their own senior and subordinated credit arrangements with banks and insurance companies or, for Hyperion, its own public debt and equity. The Company's public indentures and subsidiary credit agreements contain covenants that, among other things, require the maintenance of certain financial ratios (including compliance with certain debt to cash flow ratios in order to incur additional indebtedness); place limitations on borrowings, investments, affiliate transactions, dividends and distributions; and contain certain cross default provisions relating to Adelphia or its subsidiaries.

           At December 31, 1997, the Company's total outstanding debt aggregated $2,856,580, which included $1,430,979 of parent debt, $487,491 of Hyperion debt and $938,110 of other subsidiary debt. At December 31, 1997, Adelphia's subsidiaries had an aggregate of $194,620 in unused credit lines with banks and institutions. In addition, the Company had an aggregate $381,403 in cash and cash equivalents at December 31, 1997, which combined with the Company's unused credit lines with banks, aggregated $576,023.

           At December 31, 1997, the Company's unused credit lines were provided by reducing revolving credit facilities whose revolver periods expire December 31, 2004. The Company's weighted average interest rate on notes payable to banks and institutions was approximately 8.25% at December 31, 1996 compared to 7.88% at December 31, 1997. At December 31, 1997, approximately 26.59% of such debt was subject to fixed interest rates for at least one year under the terms of such debt or applicable interest rate swap agreements.

           The following table sets forth the mandatory reductions in principal under all debt agreements for each of the next four years and three months based on amounts outstanding at December 31, 1997:

      Three months ending March 31, 1998     $   10,423
      Year ending March 31, 1999                139,425
      Year ending March 31, 2000                 77,829
      Year ending March 31, 2001                193,957
      Year ending March 31, 2002                205,818



           Reference is made to Note 1 of the condensed consolidated financial statements for discussion of significant events and financings subsequent to the issuance of the Annual Report.

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

           Management believes that the telecommunications industry, including the cable television and telephone industries, continues to be in a period of consolidation characterized by mergers, joint ventures, acquisitions, sales of all or part of cable or telephone companies or their assets, and other partnering and investment transactions of various structures and sizes involving cable or other telecommunications companies. The Company continues to evaluate new opportunities that allow for the expansion of its business through the acquisition of additional cable television systems in geographic proximity to its existing regional markets or in locations that can serve as a basis for new market areas. The Company, like other cable television companies, has participated from time to time and is participating in preliminary discussions with third parties regarding a variety of potential transactions, and the Company has considered and expects to continue to consider and explore potential transactions of various types with other cable and telecommunications companies. However, no assurances can be given as to whether any such transaction may be consummated or, if so, when.

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

           The FCC has adopted regulations implementing all of the requirements of the 1992 Cable Act. The FCC is also likely to continue to modify, clarify or refine the rate regulations. Adelphia cannot predict the effect of the 1996 Act or future rulemaking proceedings or changes to the rate regulations.

           In fiscal 1996, Adelphia recorded a $5,300 charge representing management's estimate of the total costs to be incurred to resolve all of Adelphia's rate complaints with the FCC. On May 1, 1997, Adelphia reached a settlement of all rate complaints before the FCC on terms and conditions consistent with certain other cable television companies that utilized a la carte packages that have reached settlement/resolution with the FCC on this issue. At December 31, 1997, $1,695 of the $5,300 charge remained in accrued interest and other liabilities, which management believes is adequate to cover the settlement. No assurance can be given as to what other future actions Congress, the FCC or other regulatory authorities may take or the effects thereof on Adelphia. Adelphia is currently unable to predict the effect that the amended regulations, future FCC treatment of a la carte packages or other future FCC rulemaking proceedings will have on their business and results of operations in future periods.

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

           The 1996 Act repealed the prohibition on CLECs from providing video programming directly to customers within their local exchange areas other than in rural areas or by specific waiver of FCC rules. The 1996 Act also authorized CLECs to operate "open video systems" ("OVS") without obtaining a local cable franchise, although CLECs operating such a system can be required to make payments to local governmental bodies in lieu of cable franchise fees. Where demand exceeds capacity, up to two-thirds of the channels on an OVS must be available to programmers unaffiliated with the CLEC. The statute states that the OVS scheme supplants the FCC's "video dialtone" rules. The FCC has promulgated rules to implement the OVS concept, and New Jersey Bell Telephone Company has been granted permission to convert its video dialtone authorization in Dover Township, New Jersey to an OVS authorization.

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

            None

Item 5.  Other Information

            None

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits:

     4.01 Indenture, dated as of January 21, 1998, with respect to the Registrant's 8-3/8% Senior Notes due 2008, between the Registrant and the Bank of Montreal Trust Company (Incorporated herein by reference is exhibit 4.01 from the Registrant's Current Report on Form 8-K for the event dated January 21, 1998.) (File Number 0-16014)

     4.02 Registration Rights Agreement between Adelphia Communications Corporation and the Initial Purchaser, dated January 21, 1998, regarding the Registrant's 8-3/8% Senior Notes due 2008 (Incorporated herein by reference is exhibit 4.02 from the Registrant's Current Report on Form 8-K for the event dated January 21, 1998.) (File Number 0-16014)

     4.03 Form of 8-3/8% Senior Note due 2008 (Incorporated herein by reference is exhibit 4.03 from the Registrant's Current Report on Form 8-K for the event dated January 21, 1998.) (File Number 0-16014)

    10.01 Purchase agreement among Adelphia Communications Corporation and Salomon Brothers Inc. (the "Initial Purchaser") dated January 15, 1998 (Incorporated herein by reference is exhibit 10.01 from the Registrant's Current Report on Form 8-K for the event dated January 21, 1998.) (File Number 0-16014)

    27.01 Financial Data Schedule (supplied for the information of the Commission).





           (b)  Reports on Form 8-K:

                Form 8-K's were filed on October 21, 1997 and January 28, 1998, which reported information under items 5 and 7 thereof. No financial statements were filed with such Form 8-K.


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

                                    ADELPHIA COMMUNICATIONS CORPORATION
                                                 (Registrant)



Date:  February 14, 1998              By:   /s/ Timothy J. Rigas
                                          ----------------------
                                            Timothy J. Rigas
                                            Executive Vice President (authorized
                                            officer), Chief Financial Officer,
                                            Chief Accounting Officer and
                                            Treasurer