Form 10-K
period 1998-03-31
ADELPHIA COMMUNICATIONS CORP
filed 1998-06-26
CIK 796486

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


 X Annual Report under Section 13 or 15(d) of the Securities Exchange Act of
   1934

                    For the fiscal year ended March 31, 1998

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to _____________

                        Commission File Number: 000-16014

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

Yes      X        No  ____

Aggregate market value of outstanding Class A Common Stock par value $0.01, held by non-affiliates of the registrant at June 24, 1998 was $443.9 million based on the closing sale price as computed by the NASDAQ National Market system as of that date. For purposes of this calculation only, affiliates are deemed to be directors and executive officers of the registrant.

At June 24, 1998, 20,043,528 shares of Class A Common Stock, par value $0.01, and 10,944,476 shares of Class B Common Stock, par value $0.01 per share, of the registrant were outstanding.

Documents Incorporated by Reference: Portions of the Annual Report on Form 10-K of Olympus Communications, L.P. and Olympus Capital Corporation for the year ended December 31, 1997 are incorporated by reference into Part II hereof. Portions of the Proxy Statement for the 1998 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. X


                       ADELPHIA COMMUNICATIONS CORPORATION

                                TABLE OF CONTENTS



PART I

   ITEM 1.  BUSINESS                                                                               3

   ITEM 2.   PROPERTIES                                                                           24

   ITEM 3.  LEGAL PROCEEDINGS                                                                     24

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                   24


PART II

   ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS                                                                 27

   ITEM 6.  SELECTED FINANCIAL DATA                                                                28

   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS                                                               31

   ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK                              40

   ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                           40

   ITEM  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                FINANCIAL  DISCLOSURE                                                              64


PART III

   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                                    64

   ITEM 11.  EXECUTIVE COMPENSATION                                                                64

   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                        64

   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                        64


PART IV

   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K                       64

PART I

ITEM 1.  BUSINESS
(Dollars in thousands, except subscriber rates and per share amounts)

Introduction

      Adelphia Communications Corporation ("Adelphia" and, collectively with its subsidiaries, the "Company") is a leader in the telecommunications industry with cable television operations and competitive local exchange telephony operations. The Company is the seventh largest cable television operator in the United States. As of March 31, 1998, cable television systems owned or managed by the Company (the "Systems") in the aggregate passed 2,772,531 homes and served 1,976,171 basic subscribers. The Company through its subsidiary Hyperion Telecommunication, Inc. ("Hyperion") owns and operates one of the largest facilities based Competitive Local Exchange Carriers ("CLEC") in the United States. John J. Rigas, the Chairman, President, Chief Executive Officer and founder of Adelphia, has owned and operated cable television systems since 1952.

      Cable systems owned by the Company (the "Company Systems") are located in twelve states and are organized into seven regional clusters: Western New York, Virginia, Western Pennsylvania, New England, Eastern Pennsylvania, Ohio and Coastal New Jersey. The Company Systems are located primarily in suburban areas of large and medium-sized cities within the 50 largest television markets. As of March 31, 1998, the Company Systems passed 1,670,068 homes and served 1,215,040 basic subscribers.

      The Company also provides, for a fee, management and consulting services to certain partnerships and certain corporations engaged in the ownership and operation of cable television systems (the "Managed Partnerships"). John J. Rigas and certain members of his immediate family, including entities they own or control (collectively, the "Rigas Family"), have substantial ownership interests in the Managed Partnerships. As of March 31, 1998, cable systems (the "Managed Systems") owned by the Managed Partnerships passed 347,278 homes and served 259,409 basic subscribers.

      Hyperion is a leading CLEC that designs, constructs, operates and manages state-of-the-art, fiber optic networks and facilities. Hyperion operates one of the largest CLECs in the United States based upon route miles and buildings connected. Hyperion currently manages and operates 22 networks (including four under construction), serving 46 cities. As of March 31, 1998, these networks had 5,363 route miles, connecting 1,909 buildings. Hyperion currently offers switched services, including local dial tone, in most of its markets. Hyperion is consolidated in Adelphia's financial results and is currently an unrestricted subsidiary of Adelphia for purposes of Adelphia's indentures.

      On May 8, 1998, Hyperion completed an initial public offering ("IPO") of its Class A Common Stock ("Hyperion Stock"). As part of the offering, Adelphia purchased an incremental 3,324,001 shares of Hyperion Stock for $49,900 and converted indebtedness owed to the Company by Hyperion into 3,642,666 shares of Hyperion Stock. Adelphia owns approximately 66% of the Hyperion Common Stock on a fully diluted basis and 85% of the total voting power. Additional net proceeds of approximately $192,000 to Hyperion were received as a result of the sale of Hyperion Stock to the public. In addition, Hyperion has recently completed several financing transactions and acquisitions, which are discussed in Part II,
Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. For additional information, see also the Hyperion Annual Report on Form 10-K for fiscal year ended March 31, 1998.

      John J. Rigas, the Chairman, President, Chief Executive Officer and majority stockholder of Adelphia, is a pioneer in the cable television industry, having built his first system in 1952 in Coudersport, Pennsylvania. Adelphia was incorporated in Delaware on July 1, 1986 for the purpose of reorganizing five cable television companies, then principally owned by the Rigas Family, into a holding company structure in connection with the initial public offering of its Class A Common Stock, $.01 par value. The Company's operations consist of providing telecommunications services primarily over its broadband networks. The Company did not have any material foreign operations or foreign sales in the year ended March 31, 1998.

Olympus Communications, L.P.

      The Company owns a 50% voting interest and nonvoting Preferred Limited Partnership ("PLP") interests entitling the Company to a 16.5% preferred return in Olympus Communications, L.P. ("Olympus"). Olympus is a joint venture limited partnership between the Company and subsidiaries of FPL Group, Inc. (together with its subsidiaries, "FPL Group"). FPL Group is one of the largest public utility holding companies in the United States supplying, through its principal subsidiaries, electric service throughout most of the east and lower west coasts of Florida. Olympus operates the largest contiguous cable system in Florida and is located in some of the fastest-growing markets in Florida. As of March 31, 1998, the Olympus systems passed 755,185 homes and served 501,722 basic subscribers. Olympus is not a consolidated subsidiary of Adelphia or FPL Group. The Company's investment in Olympus is accounted for under the equity method of accounting.

       The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Annual Report on Form 10-K, including Management's Discussion and Analysis of Financial Condition and Results of Operations, is forward-looking, such as information relating to the effects of future regulation, future capital commitments and the effects of competition. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. These "forward looking statements" can be identified by the use of forward-looking terminology such as "believes", "expects," "may," "will," "should," "intends" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions, acquisitions and divestitures, government and regulatory policies, the pricing and availability of equipment, materials, inventories and programming, product acceptance, technological developments and changes in the competitive environment in which the Company operates. Persons reading this Annual Report on Form 10-K are cautioned that forward-looking statements herein are only predictions, that no assurance can be given that the future results will be achieved, and that actual events or results may differ materially as a result of the risks and uncertainties facing the Company.

Cable Television Operations

    Products and Services

      Video Services

      Cable television systems receive a variety of television, radio and data signals transmitted to receiving sites ("headends") by way of off-air antennas, microwave relay systems and satellite earth stations. Signals are then modulated, amplified and distributed primarily through fiber optic and coaxial cable to subscribers, who pay fees for the service. Cable television systems are generally constructed and operated pursuant to non-exclusive franchises awarded by state or local government authorities for specified periods of time.

      Cable television systems typically offer subscribers a package of basic video services consisting of local and distant television broadcast signals, satellite-delivered non-broadcast channels (which offer programming such as news, sports, family entertainment, music, weather, shopping, etc.) and public, governmental and educational access channels.

      In addition, premium service channels, which provide movies, live and taped concerts, sports events and other programming, are offered for an extra monthly charge. Systems also offer pay-per-view programming, which allows the subscriber to order special events or movies and to pay on a per event basis. Local, regional and national advertising time is sold in the majority of the Systems, with commercial advertisements inserted on certain satellite-delivered non-broadcast channels.

      Digital video services are now available to Adelphia subscribers who lease or purchase a digital converter. Digital TV is a computerized method of defining, transmitting and storing information that makes up a television signal. Since digital signals can be "compressed," Adelphia can transmit up to 12 channels in the space currently used to transmit just one analog channel. Digital TV converters are available to approximately 85% of Adelphia's customers.

      Adelphia's digital TV subscribers may also receive "multichannel" premium services, such as HBO 1, 2, 3 and 4 from east and west coast satellite feeds, enhanced Pay-Per-View options with 18 movie channels, up to 40 channels of CD-quality music from Music Choice and an interactive on-screen program guide to help them navigate the new digital choices.

    High-Speed Data Services

      Power Link, the Company's high-speed data service provided through cable modems, which includes residential, institutional, and business service offerings, constitutes an alternative to the traditional slower speed data offerings available through Internet Service Providers (ISPs). Power Link offers customers speeds greater than those available through a T1 line, at costs that compare to a typical ISP plus a second telephone line.

      The Company's deep fiber design allows the use of the expanded bandwidth potential of digital compression technology for cable data and video services. High speed cable data services are now available at speeds far in excess of that which is currently available via a 28.8 kilobit per second telephone modem. In addition, using a high speed cable modem and special ethernet card allows the user to bypass telephone lines, does not require the user to log on, and allows for multiple sessions or connections to multiple services simultaneously.

      The Company also offers high speed Internet access through the use of one way cable modems, which provide the high speeds of broadband on the data downstream and utilize a telephone line return path. One way cable modems enable the Company to offer the high speed data service to 100% of its customers, while completing the system buildout of two way broadband plant.

      The Company also offers traditional dial up Internet access for those customers who initially prefer this method of Internet access to the higher speeds of our broadband network. This establishes the Company as a full service Internet provider and creates a customer base which can be upgraded to the high speed service in the future.

    Other Services

      Adelphia offers wireless messaging services through its wholly owned subsidiary, Page Time, Inc. ("Page Time"). Page Time provides one-way messaging services to the Company's Systems via resale arrangements with existing paging network operators. The Company plans to offer two-way messaging services to its customers beginning in fiscal 1999.

      In July 1997, Adelphia began selling long distance telephone service on a resale basis. Services offered include state-to-state and in-state long distance, as well as 800 service, international calling, calling card services and debit card services. The Company's sales effort is focused on the consumer market and emphasizes the simplicity and savings of one low monthly rate available 24 hours a day, 7 days a week.

      In addition to the activities described above, the Company has made a substantial commitment to technological development as a member of Cable Television Laboratories, Inc., a not-for-profit research and development company serving the cable industry.

    Operating Strategy

      The Company's cable television operations strategy is to construct and operate a broadband network capable of offering a broad range of telecommunications services and providing superior customer service while maximizing operating efficiencies. The Company intends to build on its expertise as a cable television service provider, as well as to become a provider of bundled communications services. It intends to combine its cable television service with high speed data and internet access, paging and telephony service.

      By acquiring and developing systems in geographic proximity, the Company has been able to realize significant operating efficiencies through the consolidation of many managerial, administrative and technical functions. The Systems have consolidated virtually all of their administrative operations, including customer service, service call dispatching, marketing, human resources, advertising sales and government relations into regional offices. Each regional office has a related technical center which contains the facilities necessary for the Systems' technical functions, including construction, installation and system maintenance and monitoring. Consolidating customer service functions into regional offices allows the Company to provide customer service through better training and staffing of customer service representatives, and by providing more advanced telecommunications and computer equipment and software to its customer service representatives than would otherwise be economically feasible in smaller systems.

      The Company considers technological innovation to be an important component of its service offerings and customer satisfaction. The Company intends to continue the upgrade of its network infrastructure to add channel capacity, increase digital transmission capabilities and further improve system reliability. These improvements will enable the Company to continue its introduction of additional services, such as digital video, high speed data and internet service and impulse-ordered pay-per-view programming, which expand customer choices and are expected to increase Company revenues. Management believes that the Company is among the leaders of the cable industry in the deployment of fiber optic cable with one of the most advanced cable network infrastructures.

Hyperion

    Products and Services

         Hyperion's products and services are designed to appeal to the sophisticated telecommunications needs of its business, governmental and educational customers.

      Local Services

         Hyperion provides local dial-tone services to customers, which allows them to complete calls in their calling area and to access a long distance calling area. Local services and long distance services can be bundled together using the same transport facility. Hyperion's networks are designed to allow a customer to easily increase or decrease capacity and alter enhanced services as the telecommunications requirements of the business change. In addition to its core local services, Hyperion also provides access to third party directory assistance and operator services.

      Long Distance Services

      Hyperion provides domestic and international long distance services for completing intrastate, interstate and international calls. Long distance service is offered as an additional service to Hyperion's local exchange customers. Long distance calls which do not terminate on Hyperion's networks (which are currently the bulk of such calls) are passed to long distance carriers which route the remaining portion of the call.

      Enhanced Services

       In addition to providing typical enhanced services such as voicemail, call transfer and conference calling, Hyperion offers additional value-added enhanced services to complement its core local and long distance services. These enhanced service offerings include access to internet services, data networking services and specialized application services.

    Growth Strategy

         Hyperion's objective is to be the leading local telecommunications service provider to businesses, governmental and educational end users, VARs, ISPs and IXCs within its markets. To achieve this objective, Hyperion has pursued a regionalized facilities-based strategy to provide extensive, high capacity network coverage and to broaden the range of telecommunications products and services it offers to targeted customers.

         Hyperion provides its services to telecommunications-intensive customers which include medium and large businesses, governmental and educational end users, and other telecommunications providers. Management believes that its target customers are a large and under-served universe who generally have no choice other than to buy communications services from the incumbent LEC or IXC. These customers generally seek reliability, high quality, broad geographic coverage, end-to-end service, solutions-oriented customer service and timely introduction of new and innovative services. The company believes it will be able to continue to compete effectively for end users by offering superior reliability, product diversity, service and custom solutions to meet end user needs at competitive prices. Hyperion also offers its local services to IXCs and has entered into national service agreements with AT&T and MCI to be their preferred supplier of dedicated access and switched access transport services.

         By providing switched voice, enhanced services and long distance access on its own fiber optic networks, Hyperion believes it can better control the provisioning, delivery and monitoring of its services as well as increase its operating margins. On-net services improve the company's ability to provide bundled service offerings by reducing its reliance upon incumbent LECs for servicing and technological upgrades of leased dedicated transport or unbundled network elements. Hyperion currently provides approximately 81% of its switched services to customers on-net, though this percentage will decline as the company continues to offer switched services on an unbundled network element and total service resale basis. However, Hyperion believes it will provision a majority of its access lines on its own networks for the foreseeable future.

      Hyperion believes that a significant portion of business, governmental and educational customers prefer a single-source telecommunications provider that delivers a full range of efficient and cost effective solutions to meet their telecommunications needs. Hyperion believes that offering a customized, integrated package of telecommunications services positions it to best address the increasing telecommunications requirements of businesses within its markets. As a facilities-based, single source provider of bundled telecommunications services, Hyperion believes it can satisfy the growing telecommunications demands of its customers on a more effective and cost efficient basis than many of its competitors.

Recent Development of the Systems

      The Company has focused on acquiring and developing systems in markets which have favorable historical growth trends. The Company believes that the strong household growth trends in its Systems' market areas are a key factor in positioning itself for future growth in basic subscribers. For a description of acquisitions by the Company and Olympus from April 1, 1995 through the date of this filing, see Note 1 to Adelphia's Consolidated Financial Statements included in Item 8 of this Form 10-K.

      TCI Partnership. On January 8, 1998, Adelphia signed a definitive agreement to establish a partnership into which Tele-Communications, Inc. ("TCI") will contribute its cable systems in Buffalo, New York; Erie, Pennsylvania; and Ashtabula and Lake County, Ohio, totaling approximately 166,000 subscribers, and Adelphia will contribute its Western New York and Lorain, Ohio systems, totaling approximately 298,000 subscribers. Upon closing of the transaction, TCI will hold a minority interest in the partnership. Adelphia will manage the partnership and will consolidate the partnership's results for financial reporting purposes. The Company expects that the transaction will close prior to September 30, 1998.

      The Company will continue to evaluate new opportunities that allow for the expansion of its business through the acquisition of additional cable television systems in geographic proximity to its existing regional market areas or in locations that can serve as the basis for new market areas, either directly or indirectly through joint ventures, where appropriate.

      The following table indicates the growth of the Company Systems and Olympus systems by summarizing the number of homes passed by cable and the number of basic subscribers for each of the five years in the period ended March 31, 1998. The table also indicates the numerical growth in subscribers attributable to acquisitions and the numerical and percentage growth attributable to internal growth.


                                                                              Year Ended March 31,
                                                        ------------------------------------------------------------------
                                                           1994          1995          1996         1997         1998
                                                        ------------  ------------ ------------- ------------ ------------
     COMPANY SYSTEMS:
     Homes passed (b)
        Beginning of Year.................................1,172,755     1,207,425     1,340,808    1,422,077    1,569,953
        Internal Growth (c)................................. 10,623        39,012        30,665       35,049       25,433
        % Internal Growth...................................   0.9%          3.2%          2.3%         2.5%         1.6%
        Acquired Homes Passed............................... 24,047        94,371        50,604      112,827       74,682
        End of Year.......................................1,207,425     1,340,808     1,422,077    1,569,953    1,670,068

     Basic subscribers (d)
        Beginning of Year...................................852,335       888,167       975,066    1,039,704    1,138,414
        Internal Growth (c)................................. 17,355        31,651        29,215       20,396       12,740
        % Internal Growth...................................   2.0%          3.6%          3.0%         2.0%         1.1%
        Acquired Subscribers................................ 18,477        55,248        35,423       78,314       63,886
        End of Year.........................................888,167       975,066     1,039,704    1,138,414    1,215,040
        Basic Penetration (e)...............................  73.6%         72.7%         73.1%        72.5%        72.8%

     OLYMPUS SYSTEMS (a):
     Homes passed (b)
        Beginning of Year...................................386,971       406,753       512,052      631,602      650,742
        Internal Growth (c)................................. 19,782        11,911        12,050       19,140       17,788
        % Internal Growth...................................   5.1%          2.9%          2.4%         3.0%         2.7%
        Acquired Homes Passed...............................      -        93,388       107,500            -       86,655
        End of Year.........................................406,753       512,052       631,602      650,742      755,185

     Basic subscribers (d)
        Beginning of Year...................................211,025       239,357       306,317      403,901      416,760
        Internal Growth (c)................................. 28,332        19,198         9,329       12,859       15,397
        % Internal Growth...................................  13.4%          8.0%          3.0%         3.2%         3.7%
        Acquired Subscribers................................      -        47,762        88,255            -       69,565
        End of Year.........................................239,357       306,317       403,901      416,760      501,722
        Basic Penetration (e)...............................  58.8%         59.8%         63.9%        64.0%        66.4%

(a) Data included for the South Dade System at March 31, 1994, 1995, 1996, 1997 and 1998 reflects actual homes passed and basic subscribers. At July 31, 1992, prior to Hurricane Andrew, the South Dade system had 157,992 homes passed by cable and 71,193 basic subscribers, respectively. At March 31, 1994, 1995, 1996, 1997 and 1998, the South Dade system served 65,398,
     74,601, 80,725, 85,859 and 90,682 basic subscribers, respectively. Data for the Northeast Cable System (which was acquired from Olympus in fiscal 1995) is included under Company Systems and excluded from the Olympus Systems for all periods presented.

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

Western                    New York Suburbs of Buffalo and the adjacent Niagara
                           Falls area, and several small communities in the southern tier of New York

Virginia                   Winchester, Charlottesville,  Staunton, Richland, Martinsville, Blacksburg, Salem and
                           surrounding  communities  in Virginia,  and South Boston and  Elizabeth  City,  North
                           Carolina

Western Pennsylvania       Suburbs  of  Pittsburgh  and  several  small  communities  in  western  Pennsylvania,
                           Maryland and West Virginia

New                        England Cape Cod communities, South Shore communities
                           (the area between Boston and Cape Cod,
                           Massachusetts), Martha's Vineyard, Massachusetts; and
                           Bennington, Burlington, Rutland and Montpelier,
                           Vermont and surrounding communities in Vermont, New
                           Hampshire and New York and Seymour, Connecticut

Eastern Pennsylvania       Suburbs of Philadelphia and suburbs of Scranton

Ohio Suburbs of Cleveland and the city of Mansfield and surrounding communities, Mt.
                           Vernon and portions of Kalamazoo County, Michigan

Coastal New Jersey         Ocean County, New Jersey


      The following table summarizes by market area the homes passed by cable, basic subscribers and premium service units for the Systems as of March 31, 1998.


                                               Homes         Basic         Basic       Premium       Premium
                                               Passed     Subscribers   Penetration     Units      Penetration

Company Systems:
Western New York..........................      402,215        275,688         68.5%     125,189          45.4%
New England...............................      327,814        233,783         71.3%     102,510          43.9%
Virginia..................................      256,538        204,736         79.8%      85,104          41.6%
Western Pennsylvania......................      247,274        179,773         72.7%      65,541          36.5%
Ohio......................................      175,820        125,225         71.2%      59,282          47.3%
Coastal New Jersey........................      129,825        101,648         78.3%      55,159          54.3%
Eastern Pennsylvania......................      130,582         94,187         72.1%      51,130          54.3%
                                             ===========  =============               ===========
     Total................................    1,670,068      1,215,040         72.8%     543,915          44.8%
                                             ===========  =============               ===========

Olympus Systems:
Southeastern Florida......................      755,185        501,722         66.4%     219,597          43.8%
                                             ===========  =============               ===========

Managed Systems:
Southeastern Florida......................      153,975        116,880         75.9%      26,604          22.8%
Virginia..................................       77,120         55,563         72.1%      30,888          55.6%
Western Pennsylvania......................       80,415         62,618         77.8%      33,306          53.2%
Eastern Pennsylvania......................       35,768         24,348         68.1%      18,001          73.9%
                                             ===========  =============               ===========
     Total................................      347,278        259,409         74.7%     108,799          41.9%
                                             ===========  =============               ===========

Total Systems:
Southeastern Florida......................      909,160        618,602         68.0%     246,201          39.8%
Western New York..........................      402,215        275,688         68.5%     125,189          45.4%
Virginia..................................      333,658        260,299         78.0%     115,992          44.6%
New England...............................      327,814        233,783         71.3%     102,510          43.9%
Western Pennsylvania......................      327,689        242,391         74.0%      98,847          40.8%
Ohio......................................      175,820        125,225         71.2%      59,282          47.3%
Eastern Pennsylvania......................      166,350        118,535         71.3%      69,131          58.3%
Coastal New Jersey........................      129,825        101,648         78.3%      55,159          54.3%
                                             ===========  =============               ===========
      Total...............................    2,772,531      1,976,171         71.3%     872,311          44.1%
                                             ===========  =============               ===========


    Financial Information

      The financial data regarding the revenues, results of operations and identifiable assets for the Company's two business segments for each of the Company's last three fiscal years is set forth in, and incorporated herein, by reference to Item 6 of this Form 10-K.

Cable Television Operations

    Technologies and Capital Improvements

      The Company has made a substantial commitment to the technological development of the Systems and is aggressively investing in the upgrade of the technical capabilities of its cable plant in a cost efficient manner. Over 50% of Adelphia's networks have bandwidth capacity of 550 Mhz or greater. The Company continues to deploy fiber optic cable and to upgrade the technical capabilities of its broadband networks. The result is significant increases in network capacity, digital capability, two-way communication and network reliability.

      The design of the current System upgrade, when completed, will deploy on average one fiber optic node for every two system plant miles or approximately one fiber node for every 180 homes passed compared to the industry norm of 500 to 1000 homes passed per fiber optic node. Approximately 75% of the System will be upgraded to 750 Mhz. Approximately 25% of the plant will remain at 550 Mhz. The upgraded system will be completely addressable and provide two-way communication capability. The additional bandwidth will enable the Company to offer additional video programming services. A portion of the bandwidth will be allocated to the new service offerings such as two-way data, telephony and video-on-demand. The Company believes this combination of bandwidth and the relatively low homes passed per fiber node will provide adequate capacity and flexibility to offer any and all of the existing and anticipated services into the foreseeable future with minimal additional capital expenditures. By the end of Fiscal 1999, approximately 50% of customers will be served by two way cable plant.

      The upgraded System, on average, will include only two active pieces of equipment between the headend and the home. Limiting the number of active pieces of equipment combined with the small number of homes per fiber node reduces the potential for mechanical failure and the number of customers affected by such a failure, all of which provides increased reliability to the customers.

    Subscriber Services and Rates

      The Company's revenues are derived principally from monthly subscription fees for various services. Rates to subscribers vary in accordance with the type of service selected. Although service offerings vary across franchise areas because of differences in plant capabilities, each of the areas typically offer services at monthly prices ranging as follows:



                  Service                       Rate Range


        Basic Cable Television               $  7.00   -  $17.00

        Cable Value Cable Television         $  9.00   -  $25.00

        Premium Cable Television             $  9.00   -  $14.00

        High Speed Internet Access           $ 35.00   -  $45.00

        Dial-up Internet Access              $ 20.00

        Paging                               $  9.00   -  $30.00

        Long Distance                        $  4.95 plus $.10 per minute



      In addition, the Company derives revenue from telephony with rates determined on a usage basis.

      An installation fee, which the Company may wholly or partially waive during a promotional period, is usually charged to new subscribers. Subscribers are free to terminate services at any time without charge, but often are charged a fee for reconnection or change of service.

      The Cable Communications Policy Act of 1984 (the "1984 Cable Act," as amended by the 1992 Cable Act), deregulated basic service rates for systems in communities meeting the Federal Communication Commissions ("FCC") definition of effective competition. Pursuant to the FCC's definition of effective competition adopted following enactment of the 1984 Cable Act, substantially all of the Company's franchises were rate deregulated. However, in June 1991, the FCC amended its effective competition standard, which increased the number of cable systems which could be subject to local rate regulation. The 1992 Cable Act contains a new definition of effective competition under which nearly all cable systems in the United States are subject to regulation of basic service rates. Additionally, the legislation (i) eliminated the 5% annual basic rate increase allowed by the 1984 Cable Act without local approval; (ii) allows the FCC to adjudicate the reasonableness of rates for non-basic service tiers, other than premium services, for cable systems not subject to effective competition in response to complaints filed by franchising authorities and/or cable subscribers; (iii) prohibits cable systems from requiring subscribers to purchase service tiers above basic service in order to purchase premium services if the system is technically capable of doing so; (iv) allows the FCC to impose restrictions on the retiering and rearrangement of cable services under certain circumstances; and (v) permits the FCC and franchising authorities more latitude in controlling rates and rejecting rate increase requests. The Telecommunications Act of 1996 (the "1996 Act") ends FCC regulation on nonbasic tier rates on March 31, 1999. See "Legislation and Regulation."

      For a discussion of recent FCC rate regulation and related developments, see "Legislation and Regulation" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Regulatory and Competitive Matters."

      Franchises

      The 1984 Cable Act provides that cable operators may not offer cable service to a particular community without a franchise unless such operator was lawfully providing service to the community on July 1, 1984 and the franchising authority does not require a franchise. The Systems operate pursuant to franchises or other authorizations issued by governmental authorities, substantially all of which are nonexclusive. Such franchises or authorizations awarded by a governmental authority generally are not transferable without the consent of the authority. As of March 31, 1998, the Company held 536 franchises, Olympus held 144 franchises and the Managed Systems held 121 franchises. Most of these franchises can be terminated prior to their stated expiration by the relevant governmental authority, after due process, for breach of material provisions of the franchise.

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

Hyperion

    Networks

      Network Construction

      The company's networks are constructed to cost-effectively access areas of significant end user telecommunications traffic, as well as the POPs of most IXCs and the majority of the LEC-COs. The company establishes with its Local Partner general requirements for network design including engineering specifications, fiber type and amount, construction timelines and quality control. The company's engineering personnel provide project management, including contract negotiation and overall supervision of the construction, testing and certification of all facilities. The construction period for a new network varies depending upon the number of route miles to be installed, the initial number of buildings targeted for connection to the network, the general deployment of the network and other factors. Networks that the company has installed to date have generally become operational within six to ten months after the beginning of construction.

      Network Operating Control Center("NOCC")

      In Coudersport, Pennsylvania, the company has built the NOCC, which is equipped with state-of-the-art system monitoring and control technology. The NOCC is a single point interface for monitoring all of the company's networks and provisioning all services and systems necessary to operate the networks. The NOCC supports all of the company's networks including the management of 1,909 building connections, 17 switches or remote switching modules and 5,363 network route miles as of March 31, 1998. The NOCC is designed to accommodate the company's anticipated growth.

      The NOCC is utilized for a variety of network management and control functions including monitoring, managing and diagnosing the company's SONET networks, central office equipment, customer circuits and signals and the company's switches and associated equipment. The NOCC is also the location where the company provisions, coordinates, tests and accepts all orders for switched and dedicated circuit orders. In addition, the NOCC maintains the database for the company's circuits and network availability. Network personnel at the NOCC also develop and distribute a variety of software utilized to manage and maintain the networks.

      Connections to Customer Locations

      Office buildings are connected by network backbone extensions to one of a number of physical rings of fiber optic cable, which originate and terminate at the Networks central office. Signals are sent simultaneously on both primary and alternate protection paths through a network backbone to the Networks central office. Within each building, network internal wiring connects the Networks fiber optic terminal equipment to the customer premises. Customer equipment is connected to network-provided electronic equipment generally located where customer transmissions are digitized, combined and converted to an optical signal. The traffic is then transmitted through the network backbone to the Networks central office where it can be reconfigured for routing to its ultimate destination on the network.



Cable Television Operations

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

      Video programming is now being delivered to individuals by high-powered direct broadcast satellites ("DBS") utilizing video compression technology. This technology has the capability of providing more than 100 channels of programming over a single high-powered DBS satellite with significantly higher capacity available if multiple satellites are placed in the same orbital position. Video compression technology is being used by cable operators to similarly increase their channel capacity. DBS service can be received virtually anywhere in the United States through the installation of a small rooftop or side-mounted antenna, and it is more accessible than cable television service where a cable plant has not been constructed or where it is not cost effective to construct cable television facilities. DBS service is being heavily marketed on a nationwide basis by several service providers. One DBS service provider is proposing to deliver at least some local television stations via satellite, thus lessening the distinction between cable television and DBS service.

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

      The FCC has recently auctioned a sizable amount of spectrum in the 31 Ghz band for use by a new wireless service, Local Multipoint Distribution Service ("LMDS"), which among other uses, can deliver over 100 channels of digital programming directly to consumers' homes. The extent to which the winning licenses in this service will use this spectrum in particular regions of the country to deliver multichannel video programming to subscribers, and therefore provide competition for franchised cable systems, is at this time uncertain. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Hyperion".

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

Hyperion

    Competition

      In each of the markets served by Hyperion's networks, the services offered by Hyperion compete principally with the services offered by the incumbent Local Exchange Carrier ("LEC") serving that area. Incumbent LECs have long-standing relationships with their customers, have the potential to subsidize competitive services from monopoly service revenues, and benefit from favorable state and federal regulations. In light of the passage of the Telecommunications Act of 1996, federal and state regulatory initiatives will provide increased business opportunities to CLECs such as Hyperion, but regulators are likely to provide incumbent LECs with increased pricing flexibility for their services as competition increases. There has also been significant merger activity among the RBOCs in anticipation of entry into the long distance market, including the merger of Bell Atlantic and NYNEX, whose combined territory covers a substantial portion of Hyperion's markets.

      Hyperion also faces, and will continue to face, competition from other current and potential market entrants, including other CLECs, incumbent LECs which are not subject to RBOC restrictions on long distance, AT&T, MCI, Sprint and other IXCs, cable television companies, electric utilities, microwave carriers, wireless telecommunications providers and private networks built by large end users. In addition, all of the major IXCs are expected to enter the market for local telecommunications services. Hyperion also competes with equipment vendors and installers, and telecommunications management companies with respect to certain portions of its business.

Employees

      At June 6, 1998, there were 3,895 full-time employees of the Company, Olympus, and the Managed Partnerships, of which 115 employees were covered by collective bargaining agreements at three locations. The Company considers its relations with its employees to be good.

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

    FCC Interconnection  Order

      On August 8, 1996 the FCC released its First Report and Order, Second Report and Order and memorandum Opinion and Order promulgating rules and regulations to implement Congress' statutory directive converning the interconnection obligations of all telecommuications carriers, including obligations of CLECs and LECs, and incumbent LEC pricing of interconnection and unbundled elements (the "Local Competition Orders"). The Local Competition Orders adopted a national framework for interconnection but left to the individual states the task of implementing the FCC's rules. The Local Competition Orders also established rules implementing the 1996 Act requirements that LECs negotiate interconnection agreements, and provide guidelines for review of such agreements by State PUCs.

      On July 18, 1997, the U.S. Court of Appeals for the Eighth Circuit ("Eighth Circuit") vacated certain portions of the Local Competition Orders, including provisions establishing a methodology for pricing interconnection and unbundled netowrk elements, a rule permitting new entrants to "pick and choose" among various provisions of existing interconnecton agreements between LECs and their competitors, and other provisions relating to the purchase of access to unbundled netowrk elements. The Operating Companies had negotiated and obtained State PUCs approval of a anumber of interconnection agreements with incumbent LECs prior to this Eighth Circuit decision. The Eighth Circuit decision has created uncertainty about individual state rules governing pricing, terms and conditions of interconnection decisions, and could make negotiating and enforcing such agreements in the future more difficult and protracted. It could also require renegotiation of relevant portions of existing incerconnection agreements, or subject them to additional court and regulatory proceedings. It remains to be seen whether the network can continue to obtain andmaintain interconnection agreements on terms acceptable to them in every state, though most states have already adopted pricing rules, if not interim prices, which are for the most part consistent with the FCC's related pricing provisions.

      The Supreme Court has agreed to review the various Eighth Circuit decisions vacating major portions of the FCC's Local Competition Orders. In so doing, the Court also granted several cross-petitions for review by incumbent LECs challenging portions of the Eighth Circuit opinion that upheld certain FCC determinations with respect to unbundled network elements. A decision by the Supreme Court is not expected until early 1999.

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

      Substantially all of the assets of Adelphia's subsidiaries are subject to encumbrances as collateral in connection with the Company's credit arrangements, either directly with a security interest or indirectly through a pledge of the stock in the respective subsidiaries. See Note 3 to the Adelphia Consolidated Financial Statements. The Company believes that its properties, both owned and leased, are in good operating condition and are suitable and adequate for the Company's business operations.

      Hyperion's fiber optic cable, fiber optic telecommunications equipment and other properties and equipment used in its networks, are owned or leased. Fiber optic cable plant used in providing service is primarily on or under public roads, highways or streets, with the remainder being on or under private property. As of March 31, 1998, Hyperion's total telecommunications equipment in service consists of fiber optic telecommunications equipment, switching equipment, fiber optic cable, furniture and fixtures, leasehold improvements and construction in progress.

ITEM 3.  LEGAL PROCEEDINGS

      There are no material pending legal proceedings, other than routine litigation incidental to the business, to which the Company or any of its subsidiaries is a part of or to which any of their property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year 1998.

Executive Officers of the Registrant

      The executive officers of the Company, first elected to hold their respective positions on July 1, 1986 following the reorganization of the Company as a holding company, serve at the discretion of the Board of Directors.

      The executive officers of the Company are:

        NAME                        AGE                           POSITION

        John J. Rigas............    73          Chairman, Chief Executive Officer, President and Director

        Michael J. Rigas.........    44          Executive Vice President, Operations and Director

        Timothy J. Rigas.........    42          Executive Vice President, Chief Financial Officer, Chief
                                                     Accounting Officer, Treasurer and Director

        James P. Rigas...........    40          Executive Vice President, Strategic Planning and Director

        Daniel R. Milliard.......    50          Senior Vice President, Secretary and Director



      John J. Rigas is the founder, Chairman, President and Chief Executive Officer of Adelphia and is President of its subsidiaries. He is also Chairman of Hyperion. Mr. Rigas has served as President or general partner of most of the constituent entities which became wholly-owned subsidiaries of Adelphia upon its formation in 1986, as well as the cable television operating companies acquired by the Company which were wholly or partially owned by members of the Rigas Family. Mr. Rigas has owned and operated cable television systems since 1952. Among his business and community service activities, Mr. Rigas is Chairman of the Board of Directors of Citizens Bancorp., Inc., Coudersport, Pennsylvania, and a member of the Board of Directors of Charles Cole Memorial Hospital. He is a director of the National Cable Television Association and a past President of the Pennsylvania Cable Television Association. He is also a member of the Board of Directors of C-SPAN and the Cable Advertising Bureau, and is a Trustee of St. Bonaventure University. He graduated from Rensselaer Polytechnic Institute with a B.S. in Management Engineering in 1950.

      John J. Rigas is the father of Michael J. Rigas, Timothy J. Rigas and James P. Rigas, each of whom currently serves as a director and executive officer of the Company.

      Michael J. Rigas is Executive Vice President, Operations of Adelphia and is a Vice President of its subsidiaries. He is also Vice Chairman of Hyperion. Since 1981, Mr. Rigas has served as a Senior Vice President, Vice President, general partner or other officer of the constituent entities which became wholly-owned subsidiaries of Adelphia upon its formation in 1986, as well as the cable television operating companies acquired by the Company which were wholly or partially owned by members of the Rigas Family. From 1979 to 1981, he worked for Webster, Chamberlain & Bean, a Washington, D.C. law firm. Mr. Rigas graduated from Harvard University (magna cum laude) in 1976 and received his Juris Doctor degree from Harvard Law School in 1979.

      Timothy J. Rigas is Executive Vice President, Chief Financial Officer, Chief Accounting Officer and Treasurer of Adelphia and its subsidiaries. He is also Vice Chairman, Chief Financial Officer and Treasurer of Hyperion. Since 1979, Mr. Rigas has served as Senior Vice President, Vice President, general partner or other officer of the constituent entities which became wholly-owned subsidiaries of Adelphia upon its formation in 1986, as well as the cable television operating companies acquired by the Company which were wholly or partially owned by members of the Rigas Family. Mr. Rigas graduated from the University of Pennsylvania, Wharton School, with a B.S. degree in Economics (cum laude) in 1978.

      James P. Rigas is Executive Vice President, Strategic Planning of Adelphia and is a Vice President of its subsidiaries, and also serves as Vice Chairman and Chief Executive Officer of Hyperion. Since February 1986, Mr. Rigas has served as a Senior Vice President, Vice President or other officer of the constituent entities which became wholly-owned subsidiaries of Adelphia upon its formation in 1986, as well as the cable television operating companies acquired by the Company which were wholly or partially owned by members of the Rigas Family. Among his business activities, Mr. Rigas is a member of the Board of Directors of Cable Labs. Mr. Rigas graduated from Harvard University (magna cum laude) in 1980 and received a Juris Doctor degree and an M.A. degree in Economics from Stanford University in 1984. From June 1984 to February 1986, he was a consultant with Bain & Co., a management consulting firm.

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

                                     CLASS A COMMON STOCK

        QUARTER ENDED:                               HIGH         LOW
                                                     ----         ---
        June 30, 1996                              $  7 7/8   $  6 9/16
        September 30, 1996                         $ 11       $  6 1/2
        December 31, 1996                          $ 10 1/4   $  5 3/4
        March 31, 1997                             $  7 1/8   $  5 3/8

        June 30, 1997                              $  7 3/4   $  5
        September 30, 1997                         $ 12 1/8   $  6 3/4
        December 31, 1997                          $ 18 3/4   $ 12
        March 31, 1998                             $ 30 3/8   $ 16 3/8


      As of June 24, 1998, there were approximately 162 holders of record of Adelphia's Class A Common Stock. As of June 24, 1998, two record holders were registered clearing agencies holding Class A Common Stock on behalf of participants in such clearing agencies.

      No established public trading market exists for Adelphia's Class B Common Stock. As of the date hereof, the Class B Common Stock was held of record by seven persons, principally members of the Rigas Family, including a Pennsylvania general partnership all of whose partners are members of the Rigas Family. The Class B Common Stock is convertible into shares of Class A Common Stock on a one-to-one basis. As of June 24, 1998 the Rigas Family owned 99.1% of the outstanding Class B Common Stock.

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

      On March 6, 1998, the Company issued 341,220 shares of Class A Common Stock to the Gans family, as consideration for its option to purchase the remaining 15% of its Northeast Cable, Inc. system. This issuance was made in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

ITEM 6.  SELECTED FINANCIAL DATA
 (Dollars in thousands except per share amounts)

         The selected consolidated financial data as of and for each of the five years in the period ended March 31, 1998 have been derived from the audited consolidated financial statements of the Company. These data should be read in conjunction with the consolidated financial statements and related notes thereto as of March 31, 1997 and 1998 and for each of the three years in the period ended March 31, 1998 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K. The statement of operations data with respect to fiscal years ended March 31, 1994 and 1995, and the balance sheet data at March 31, 1994, 1995 and 1996, have been derived from audited consolidated financial statements of the Company not included herein.


                                                                              Year Ended March 31,
                                                          -----------------------------------------------------------
Statements of Operations Data:                                1994         1995        1996         1997        1998
                                                          ------------- ------------ ------------ ---------- -----------

Revenues                                                   $ 319,045    $ 361,505    $ 403,597    $ 472,778    $ 528,442
Direct operating and programming expense                      90,547      106,993      124,116      148,982      167,288
Selling, general and administrative expense                   52,801       63,487       68,357       81,763       95,731
Depreciation and amortization expenses                        89,402       97,602      111,031      124,066      145,041
Rate regulation charge                                          --           --          5,300         --           --
                                                          ----------    ---------    ---------   ----------   ----------
Operating income                                              86,295       93,423       94,793      117,967      120,382
Other (expense) income                                          (299)       1,453         --           --           --
Priority investment income from Olympus                       22,300       22,300       28,852       42,086       47,765
Cash interest expense - net                                 (171,268)    (169,830)    (183,780)    (190,965)    (209,677)
Noncash interest expense                                      (1,680)     (14,756)     (16,288)     (41,360)     (37,430)
Equity in loss of joint ventures                             (30,054)     (44,349)     (46,257)     (59,169)     (79,056)
Hyperion preferred stock dividends                              --           --           --           --        (12,682)
Gain on sale of investments                                     --           --           --         12,151        2,538
                                                          ----------    ---------    ---------   ----------   ----------
Loss before income taxes, extraordinary loss
and cumulative effect of change in accounting
principle (a)                                                (94,706)    (111,759)    (122,680)    (119,290)    (168,160)
Income tax (expense) benefit                                  (2,742)       5,475        2,786          358        5,606
                                                          ----------    ---------    ---------   ----------   ----------
Loss before extraordinary loss and cumulative effect
of change in accounting principle (a)                        (97,448)    (106,284)    (119,894)    (118,932)    (162,554)
Extraordinary loss on early retirement of debt                  (752)        --           --        (11,710)     (11,325)
Cumulative effect of change in accounting for
income taxes (a)                                             (89,660)        --           --           --           --
                                                          ----------    ---------    ---------   ----------   ----------
Net loss                                                    (187,860)    (106,284)    (119,894)    (130,642)    (173,879)

Dividend requirements applicable to preferred stock             --           --           --           --        (18,850)
                                                          ----------    ---------    ---------   ----------   ----------
Net loss applicable to common stockholders                 $(187,860)   $(106,284)   $(119,894)   $(130,642)   $(192,729)
                                                           =========    =========    =========    =========    =========

Basic and diluted loss per weighted average share of common stock before extraordinary loss and cumulative
effect of change in accounting principle (a)               $   (5.66)   $   (4.32)   $   (4.56)   $   (4.50)   $   (6.07)

Basic and diluted net loss per weighted average share of
common stock                                                  (10.91)       (4.32)       (4.56)       (4.94)       (6.45)
Cash dividends declared per common share                        --           --           --           --           --

Business Segment Information:

      As more fully described in this Form 10-K, Adelphia operates primarily in two lines of business within the telecommunications industry: cable television and related investments("Adelphia, excluding Hyperion") and competitive local exchange carrier telephony (Hyperion). The balance sheet data and other data as of and for each of the five years ended March 31, 1998 of Hyperion have been derived from audited consolidated financial statements of Hyperion not included herein. The data for the three months ended March 31, 1997 and 1998 is unaudited; however, in the opinion of management, such data reflect all adjustments (consisting only of normal and recurring adjustments) necessary to fairly present the data for such interim periods.



                                                                                 March 31,
                                                     ------------------------------------------------------------------
                                                         1994          1995         1996         1997         1998
                                                     ------------- ----------------------------------------------------
Balance Sheet Data:

Adelphia Consolidated
  Total assets.....................................    $1,073,846   $ 1,267,291  $ 1,367,579   $1,643,826  $ 2,304,671
  Total debt.......................................     1,793,711     2,021,610    2,175,473    2,544,039    2,909,745
  Investments (b)..................................        24,416        50,426       74,961      130,005      150,787
  Redeemable preferred stock.......................             -              -           -            -      355,266
  Convertible preferred stock
    (liquidation preference).......................             -             -            -            -      100,000

Hyperion
  Total assets.....................................     $  14,765    $   23,212   $   35,269    $ 174,601    $ 634,893
  Total debt.......................................        19,968        35,541       50,855      215,675      528,776
  Investments (b)..................................         9,068        15,085       27,900       56,695       66,648
  Redeemable preferred stock.......................             -             -            -            -      207,204

Adelphia, excluding Hyperion
  Total assets.....................................   $ 1,059,081   $ 1,244,079  $ 1,332,310  $ 1,469,225  $ 1,669,778
  Total debt.......................................     1,773,743     1,986,069    2,124,618    2,328,364    2,380,969
  Investments (b)..................................        15,348        35,341       47,061       73,310       84,139
  Redeemable preferred stock.......................             -             -            -            -      148,062
  Convertible preferred stock
    (liquidation preference).......................             -             -            -            -      100,000










                         See "Other Data" on next page.




                                                                                               For the Three Months
                                              For the Year Ended March 31,                         Ended March 31,
                               -------------------------------------------------------------- -----------------------
Other Data:                      1994        1995         1996         1997         1998          1997        1998
                              ------------ ----------- ------------ ------------- ----------- -----------  ----------

Adelphia Consolidated
Revenues                      $ 319,045    $ 361,505    $ 403,597    $ 472,778    $ 528,442    $ 122,203    $ 138,537
Priority income                  22,300       22,300       28,852       42,086       47,765       11,454       12,000
Operating expenses (c)          143,348      170,480      192,473      230,745      263,019       61,147       71,010
Depreciation and
amortization expense             89,402       97,602      111,031      124,066      145,041       34,514       40,471
Operating income                 86,295       93,423       94,793      117,967      120,382       26,542       27,056
Interest expense - net         (172,948)    (184,586)    (200,068)    (232,325)    (247,107)     (57,871)     (59,766)
Preferred stock dividends          --           --           --           --        (31,532)        --        (13,546)
Capital expenditures             75,894       92,082      100,089      129,609      183,586       43,194       66,026
Cash paid for acquisitions       21,681       70,256       60,804      143,412      146,546        7,042       58,329
Cash used for investments         8,890       38,891       24,333       51,415       86,851       14,665       24,661

Hyperion
Revenues                      $     417    $   1,729    $   3,322    $   5,088    $  13,510    $   1,477    $   4,820
Operating expenses (c)            2,375        3,906        5,774       10,212       22,118        3,137        7,756
Depreciation and
amortization expense                189          463        1,184        3,945       11,477        1,362        4,450
Operating loss                   (2,147)      (2,640)      (3,636)      (9,069)     (20,085)      (3,022)      (7,386)
Interest expense - net           (2,147)      (3,282)      (5,889)     (22,401)     (36,030)      (5,961)      (8,047)
Preferred stock dividends          --           --           --           --        (12,682)        --         (6,694)
Capital expenditures              3,097        2,850        6,084       36,127       68,629       21,177       33,795
Cash paid for acquisitions         --           --           --          5,040       65,968         --         58,329
Cash used for investments         5,510        7,526       12,815       34,769       64,260       11,371       18,141

Adelphia, excluding Hyperion
Revenues                      $ 318,628    $ 359,776    $ 400,275    $ 467,690    $ 514,932    $ 120,726    $ 133,717
Priority income                  22,300       22,300       28,852       42,086       47,765       11,454       12,000
Operating expenses (c)          140,973      166,574      186,699      220,533      240,901       58,010       63,254
Depreciation and
amortization expense             89,213       97,139      109,847      120,121      133,564       33,152       36,021
Operating income                 88,442       96,063       98,429      127,036      140,467       29,564       34,442
Interest expense - net         (170,801)    (181,304)    (194,179)    (209,924)    (211,077)     (51,910)     (51,719)
Preferred stock dividends          --           --           --           --        (18,850)        --         (6,852)
Capital expenditures             72,797       89,232       94,005       93,482      114,957       22,017       32,231
Cash paid for acquisitions       21,681       70,256       60,804      138,372       80,578        7,042         --
Cash used for investments         3,380       31,365       11,518       16,646       22,591        3,294        6,520



(a) "Cumulative Effect of Change in Accounting Principle" refers to a change in accounting principle for the Company. Effective April 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires an asset and liability approach for financial accounting and reporting for income taxes. The adoption of SFAS No. 109 resulted in the cumulative recognition of an additional liability by the Company of $89,660.

(b) Represents total investments before cumulative equity in net losses.

(c) Amount excludes depreciation and amortization.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (Dollars in thousands)

    Results of Operations

General

      Adelphia earned substantially all of its revenues in each of the last three fiscal years from monthly subscriber fees for basic, cable value, premium and ancillary services (such as installations and equipment rentals), local and national advertising sales, pay-per-view programming, home shopping networks and competitive local exchange carrier ("CLEC") services.

      The changes in Adelphia's results of operations for the years ended March 31, 1997 and 1998, compared to the respective prior year, were primarily the result of acquisitions, expanding existing cable television operations and the impact of increased advertising sales and other service offerings as well as an increase in cable rates, effective October 1, 1996 and August 1, 1997.

      The high level of depreciation and amortization associated with the significant number of acquisitions in recent years, the recent upgrading and expansion of systems, interest costs associated with financing activities and Hyperion's continued investment in the CLEC business will continue to have a negative impact on the reported results of operations. Also, significant charges for depreciation, amortization and interest are expected to be incurred in the future by the Olympus joint venture, which will also adversely impact Adelphia's future results of operations.
Adelphia expects to report net losses for the next several years.

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


                             Percentage of Revenues
                              Year Ended March 31,
                                            ----------------------------------
                                                 1996       1997        1998
                                            ----------- ----------  ----------
   Revenues                                      100.0%     100.0%      100.0%

   Operating Expenses:
        Direct operating and programming          30.8       31.5        31.7
        Selling, general and administrative       16.9       17.3        18.1
        Depreciation and amortization             27.5       26.2        27.4
        Rate regulation                            1.3          -           -
                                            ----------- ----------  ----------
   Operating Income                               23.5%      25.0%       22.8%
                                            =========== ==========  ==========

Comparison of the Years Ended March 31, 1996, 1997 and 1998

    Revenues

      The primary revenue sources reflected as a percentage of total revenues were as follows:

                              Year Ended March 31,
                                            -----------------------------------
                                                  1996       1997        1998
                                            -----------------------------------
    Regulated service and equipment fees          73%         74%         75%
    Premium programming fees                      12%         12%         10%
    Advertising sales and other services          15%         14%         15%


      Revenues increased approximately 17.1% for the year ended March 31, 1997 and 11.8% for the year ended March 31, 1998 compared with the respective prior fiscal year. The increases were attributable to the following:

                                                Year Ended March 31,
                                              -----------------------
                                                  1997       1998
                                              -----------------------
    Acquisitions                                   42%         37%
    Basic subscriber growth                        12%         9%
    Rate increases                                 38%         48%
    Premium programming fees                       (5%)       (7%)
    Advertising sales and other services           13%         13%


      Effective October 1, 1996 and August 1, 1997, certain rate increases related to regulated cable services were implemented in substantially all of the Company's Systems. Advertising revenues and revenues derived from other strategic service offerings such as paging, high speed data services, long distance and CLEC services also had a positive impact on revenues for the year ended March 31, 1998.

      Direct Operating and Programming Expenses. Direct operating and programming expenses, which are mainly basic and premium programming costs and technical expenses, increased 20.0% and 12.3% for the years ended March 31, 1997 and 1998, respectively, compared with the respective prior year. Such increases were primarily due to increased operating expenses from acquired systems, increased programming costs and incremental costs associated with increased subscribers. Because of regulatory limitations on the timing and extent to which cost increases may be passed on to customers, direct operating and programming expenses have increased at a greater rate than corresponding revenue increases. As a result of recent FCC regulatory rulemaking decisions, the Company intends to continue its systematic program of rate increases to reverse this trend. Additionally, Hyperion expenses increased due to expansion of operations at its network control center, as well as an increase in the number and size of its networks, which resulted in increased employee related costs and equipment maintenance costs.

      Selling, General and Administrative Expenses. These expenses, which are mainly comprised of costs related to system offices, customer service representatives, and sales and administrative employees, increased 19.6% and 17.1% for the years ended March 31, 1997 and 1998, respectively, compared with the respective prior year. The increases were primarily due to incremental costs associated with acquisitions, subscriber growth and Hyperion overhead and network operating and control center cost increases to accommodate the growth in the number of operating companies managed and monitored.

      Depreciation and Amortization. Depreciation and amortization was higher for the years ended March 31, 1997 and 1998, compared with the respective prior year, primarily due to increased depreciation and amortization related to acquisitions consummated during the years ended March 31, 1996, 1997 and 1998, as well as increased capital expenditures made during the past several years.

      Rate Regulation Expenses. The fiscal year ended March 31, 1996 includes a $5,300 charge representing management's estimate of the total costs associated with the resolution of subscriber rate disputes. Such costs include (i) an estimate of credits to be extended to customers in future periods of up to $2,700, (ii) legal and other costs incurred during the two fiscal years ended March 31, 1998, and (iii) an estimate of legal and other costs to be incurred associated with the ultimate resolution of this matter. On May 1, 1997, the Company reached a settlement with the FCC regarding such rate disputes. The amount recorded in the year ended March 31, 1996 was adequate to cover the settlement.

      Priority Investment Income from Olympus. Priority investment income is comprised of payments received from Olympus of accrued priority return on the Company's investment in PLP Interests in Olympus. Priority investment income increased during the years ended March 31, 1997 and 1998 as compared with the respective prior year due to increased payments by Olympus.

      Interest Expense - net. Interest expense - net increased approximately 16.1% and 6.4% for the years ended March 31, 1997 and 1998, respectively. For the year ended March 31, 1997 interest expense increased primarily due to incremental debt related to acquisitions and the issuance of the Hyperion 13% Senior Discount Notes. These increases were partially offset by a decrease in the average interest rate on outstanding debt. For the year ended March 31, 1998, interest expense -net increased primarily due to incremental debt related to acquisitions and the issuance of the Hyperion 12 1/4% Senior Secured Notes. These increases were partially offset by (i) the utilization of the proceeds from the convertible preferred stock and the redeemable preferred stock offerings to repay outstanding debt; (ii) the refinancing of outstanding borrowings, and (iii) interest income on cash balances. Interest expense includes non-cash accretion of original issue discount and non-cash interest expense totaling $16,288, $41,360 and $37,430 for the years ended March 31, 1996, 1997 and 1998, respectively. The decrease in non-cash interest for the year ended March 31, 1998 as compared to the prior year was primarily due to Adelphia's cash payment of interest on its 9 1/2% Senior Pay-In-Kind notes for the six month period ended February 15, 1998. This decrease was partially offset by the accretion of original issue discount related to the Hyperion 13% Senior Discount Notes.

      Equity in Loss of Joint Ventures. The equity in loss of joint ventures represents primarily (i) the Company's pro rata share of Olympus' losses and the accretion requirements of Olympus' preferred limited partner interests, and (ii) Hyperion's pro rata share of its less than majority owned partnerships' operating losses. The increase in the loss during the year ended March 31, 1997, compared with the prior year, is due to an increase in the losses of certain investments in the CLEC business in which Hyperion is a less than majority partner and increased losses of Olympus. The increase in the loss during the year ended March 31, 1998, compared with the prior year, is primarily due to losses of Olympus and an increase in the losses of certain Hyperion CLEC joint ventures.

      Hyperion Preferred Stock Dividends. During the year ended March 31, 1998, Hyperion incurred $12,682 of expense relating to its 12 7/8% Senior Exchangeable Redeemable Preferred Stock issued in October 1997.

      Gain on Sale of Investments. On May 16, 1996, Hyperion completed the sale of its 15.7% partnership interest in TCG South Florida to Teleport Communications Group Inc. for an aggregate sales price of $11,618 resulting in a gain of $8,405. On January 23, 1997, the Company received 284,425 shares of Republic Industries, Inc. Common Stock ("Republic stock") in exchange for its interest in Commonwealth Security, Inc. ("Commonwealth") for an aggregate sales price of $9,315 resulting in a gain of $3,746. During the year ended March 31, 1998, the Company sold its Republic stock, its investment in the Golf Channel and certain other assets, resulting in a gain of $2,538.

      Extraordinary Loss on Early Retirement of Debt. During the year ended March 31, 1997, certain bank indebtedness was repaid and a portion of the 12 1/2% Senior Notes due 2002 was reacquired resulting in an extraordinary loss on retirement of debt. The amount pertaining to the repayment of bank debt was $2,079, which primarily represents the write-off of the remaining deferred debt financing costs associated with the debt retired. The amount pertaining to the 12 1/2% Senior Notes was $9,631, which represents the excess of reacquisition cost over the net carrying value of the related debt. During the year ended March 31, 1998, Adelphia reacquired through open market purchases $20,000 of 9 1/2% Senior Pay-in-Kind Notes due 2004 and redeemed $202,000 of 12 1/2% Senior Notes due 2002 at 106% of principal. As a result of these two transactions, Adelphia recognized an extraordinary loss of $11,325 for the year ended March 31, 1998.

Liquidity and Capital Resources

      The cable television and other telecommunications businesses are capital intensive and typically require continual financing for the construction, modernization, maintenance, expansion and acquisition of cable and other telecommunications systems. During the three fiscal years in the period ended March 31, 1998, the Company committed substantial capital resources for these purposes and for investments in Olympus, and other affiliates and entities. These expenditures were funded through long-term borrowings and internally generated funds. For the fiscal years ended March 31, 1996, 1997 and 1998, cash provided by operating activities totaled $64,287, $43,001 and $66,270, respectively; cash used for investing activities totaled $189,462, $322,047 and $563,520, respectively and cash provided by financing activities totaled $130,939, $329,776 and $712,606, respectively. The Company's aggregate outstanding borrowings as of March 31, 1998 were $2,909,745. The Company also had total redeemable preferred stock of $355,266 outstanding as of March 31, 1998. The Company's ability to generate cash to meet its future needs will depend generally on its results of operations and the continued availability of external financing.

      Capital Expenditures. Capital expenditures for Adelphia, excluding Hyperion for the years ended March 31, 1996, 1997 and 1998 were $94,005, $93,482 and $114,957, respectively. Capital expenditures including Hyperion for the years ended March 31, 1996, 1997 and 1998 were $100,089, $129,609 and $183,586, respectively. The increase in capital expenditures for fiscal 1996, 1997 and 1998, compared to each respective prior year, was primarily due to the acceleration of the rebuilding of plant using fiber-to-feeder technology and Hyperion's introduction of switching services. The Company expects that capital expenditures for fiscal 1999 will be in a range of approximately $150,000 to $170,000 for Adelphia, excluding Hyperion. The company expects Hyperion to continue to have significant capital and investment requirements.

      Financing Activities. The Company's financing strategy has been to maintain its public long-term debt at the parent holding company level while the Company's consolidated subsidiaries have their own senior and subordinated credit arrangements with banks and insurance companies, or for Hyperion, its own public debt and equity. The Company's ability to generate cash adequate to meet its future needs will depend generally on its results of operations and the continued availability of external financing. During the three-year period ended March 31, 1998, the Company generally funded its working capital requirements, capital expenditures, and investments in Olympus, CLEC joint ventures and other affiliates and entities through long-term borrowings primarily from banks, short-term borrowings, internally generated funds and the issuance of public debt or equity. The Company generally has funded the principal and interest obligations on its long-term borrowings from banks and insurance companies by refinancing the principal with new loans or through the issuance of parent and subsidiary company debt securities, and by paying the interest out of internally generated funds. Adelphia has funded the interest obligations on its public borrowings from internally generated funds.

      Most of Adelphia's directly-owned subsidiaries have their own senior credit agreements with banks and/or insurance companies. Typically, borrowings under these agreements are collateralized by the stock and, in some cases, by the assets of the borrowing subsidiary and its subsidiaries and, in some cases, are guaranteed by such subsidiary's subsidiaries. At March 31, 1998, an aggregate of $775,725 in borrowings was outstanding under these agreements. These agreements contain certain provisions which, among other things, provide for limitations on borrowings of and investments by the borrowing subsidiaries, transactions between the borrowing subsidiaries and Adelphia and its other subsidiaries and affiliates, and the payment of dividends and fees by the borrowing subsidiaries. Several of these agreements also contain certain cross-default provisions relating to Adelphia or other subsidiaries. These agreements also require the maintenance of certain financial ratios by the borrowing subsidiaries. In addition, at March 31, 1998, an aggregate of $52,000 subordinated and unsecured borrowings by Adelphia's subsidiaries was outstanding under credit agreements containing limitations and restrictions similar to those mentioned above. See Note 3 to the Adelphia Communications Corporation consolidated financial statements. Management believes the Company is in compliance with the financial covenants and related financial ratio requirements contained in its various credit agreements, based on operating results for the three months ended March 31, 1998. In addition, as of March 31, 1998, Hyperion had outstanding $329,000 aggregate principal amount at maturity of 13% Senior Discount Notes due 2003, with a carrying amount of $215,213, which were issued under an indenture dated April 15, 1996 and $250,000 of 12 1/4% Senior Secured Notes due 2004, which were issued under an indenture dated August 27, 1997. Also, on October 9, 1997, Hyperion issued $200,000 aggregate liquidation preference of 12 7/8% Senior Exchangeable Redeemable Preferred Stock due 2007.

      At March 31, 1998, Adelphia's subsidiaries had an aggregate of $235,620 in unused credit lines with banks, part of which is subject to achieving certain levels of operating performance. In addition, the Company had an aggregate $276,895 in cash and cash equivalents at March 31, 1998 which combined with the Company's unused credit lines with banks aggregated to $512,515. The Company has the ability to pay interest on its 9 1/2% Senior Pay-In-Kind Notes by issuing additional notes totaling approximately $18,123 in lieu of cash interest payments from April 1, 1998 through February 15, 1999. Based upon the results of operations of subsidiaries for the quarter ended March 31, 1998, approximately $442,000 of available assets could have been transferred to Adelphia at March 31, 1998, under the most restrictive covenants of the subsidiaries' credit agreements. The subsidiaries also have the ability to sell, dividend or distribute certain assets to other subsidiaries or Adelphia, which would have the net effect of increasing availability. At March 31, 1998, the Company's unused credit lines were provided by reducing revolving credit facilities whose revolver periods expire through September 30, 2004. The Company's scheduled maturities of debt are currently $128,213 for fiscal 1999.

      At March 31, 1998, the Company's total outstanding debt aggregated $2,909,745, which included $1,580,274 of parent company debt and $1,329,471 of subsidiary debt. Bank debt interest rates are based upon one or more of the following rates at the option of Adelphia: prime rate plus 0% to 1.5%; certificate of deposit rate plus 1.25% to 2.75%; or LIBOR plus 1% to 2.5%. The Company's weighted average interest rate on notes payable to banks and institutions was approximately 8.11% at March 31, 1998, compared to 8.83% at March 31, 1997. At March 31, 1998, approximately 28.77% of subsidiary debt was subject to fixed interest rates for at least one year under the terms of such debt or applicable interest rate swap agreements. Approximately 76.61% of the Company's total indebtedness was at fixed interest rates as of March 31, 1998.

      Adelphia has entered into interest rate swap agreements and interest rate cap agreements with banks and affiliates to reduce the impact of changes in interest rates on its debt. Adelphia enters into pay-fixed agreements to effectively convert a portion of its variable-rate debt to fixed-rate debt. Adelphia enters into receive-fixed agreements to effectively convert a portion of its fixed-rate debt to variable-rate debt which is indexed to LIBOR. Interest rate cap agreements are used to reduce the impact of increases in interest rates on variable rate debt. Adelphia is exposed to credit loss in the event of nonperformance by the banks and the affiliates. The Company does not expect any such nonperformance. At March 31, 1998, Adelphia would have had to pay approximately $5,822 to settle its interest rate swap and cap agreements, representing the excess of carrying cost over fair market value of these agreements.

Financing Transactions

Adelphia, excluding Hyperion

      During fiscal 1997, Adelphia issued $350,000 of publicly held senior debt ("Senior Notes") and certain subsidiaries of the Company entered into a $690,000 financing arrangement consisting of a $540,000 revolving credit facility maturing December 31, 2003 and a $150,000 term loan facility maturing December 31, 2004.

      During fiscal 1998, Adelphia issued $625,000 of Senior Notes and $150,000 aggregate liquidation preference, 13% Cumulative Exchangeable Preferred Stock (the "Exchangeable Preferred Stock"), which is mandatorily redeemable in 2009.

      During fiscal 1998, Adelphia also issued 100,000 shares of perpetual Series C Convertible Preferred Stock (the "Convertible Preferred Stock") with a par value of $.01 per share and an aggregate liquidation preference of $100,000 in a private placement of which $80,000 was sold to a Rigas family affiliate and the remainder was sold to Telesat Cablevision, Inc., a wholly owned subsidiary of FPL Group, Inc., a New York Stock Exchange company and a 50% partner in Olympus. The Convertible Preferred Stock accrues dividends at the rate of 8 1/8% of the liquidation preference per annum, and is convertible at $8.48 per share into an aggregate of 11,792,450 shares of Class A Common Stock of Adelphia. The Convertible Preferred Stock is redeemable at the option of Adelphia after three years from the date of issuance at a premium declining to the liquidation preference in 2002.

      Proceeds from the sale of the Exchangeable Preferred Stock, the Senior Notes and the Convertible Preferred Stock were used to repay subsidiaries' senior notes and revolving credit facility borrowings.

      On October 31, 1997, Adelphia redeemed $202,000 aggregate principal amount of 12 1/2% Senior Notes due 2002 at 106% of principal. On May 15, 1998, Adelphia redeemed the remaining $69,838 of the 12 1/2% Senior Notes due 2002 at 103% of principal.

    Hyperion

      During Fiscal 1998, Hyperion issued $250,000 aggregate principal amount of 12 1/4% Senior Secured Notes due 2004 and $200,000 aggregate liquidation preference 12 7/8% Senior Exchangeable Redeemable Preferred Stock due 2007. In addition, during May 1998, Hyperion successfully completed an initial public offering ("IPO") of its Class A Common Stock. Net proceeds from these three transactions will primarily be used to fund capital expenditures, working capital, potential increases in ownership interests in existing networks and for general corporate purposes.

      For additional information regarding Adelphia's and Hyperion's financing transactions, see Notes 3, 4, 6 and 13 to Adelphia's Consolidated Financial Statements.

Acquisitions

Adelphia, excluding Hyperion

      For the year ended March 31, 1998, Adelphia acquired (i) cable systems serving approximately 25,800 subscribers in the Virginia cities of Blacksburg and Salem for an aggregate price of $54,500, (ii) 61% of the partnership interests of cable systems serving approximately 20,300 subscribers in the Western New York area for an aggregate price of $20,737, (iii) cable systems serving approximately 3,400 subscribers in Vermont for an aggregate price of $8,096, and (iv) 82% of the partnership interests of cable systems serving approximately 16,000 subscribers in Pennsylvania, Maryland and West Virginia for an aggregate price of $23,615. These acquisitions further contributed to Adelphia's existing clusters. See Note 1 to Adelphia's Consolidated Financial Statements for a further discussion of acquisitions.

      On January 8, 1998, Adelphia signed a definitive agreement to establish a partnership into which TCI will contribute its cable systems in Buffalo, New York; Erie, Pennsylvania; and Ashtabula and Lake County, Ohio, totaling approximately 166,000 subscribers, and Adelphia will contribute its Western New York and Lorain, Ohio systems, totaling approximately 298,000 subscribers. Upon closing of the transaction, TCI will hold a minority interest in the partnership. The Company expects that the transaction will close prior to September 30, 1998.

      On April 1, 1998, Adelphia and its affiliates and Time Warner Entertainment and an affiliate ("Time Warner") traded certain cable systems. Adelphia exchanged its systems serving 64,400 subscribers primarily in the Mansfield, Ohio area for systems owned by Time Warner cable companies serving 70,200 subscribers adjacent to systems owned or managed by Adelphia in Virginia, New England and New York.

    Hyperion

      On September 12, 1997 and February 12, 1998, Hyperion acquired the partnership interests of various of its Local Partners, thereby increasing its ownership interest in seven of its networks to 100% for an aggregate cash purchase price of approximately $52,000 and certain other consideration. As a result of these transactions, Hyperion's weighted average ownership in its networks, based upon gross property plant and equipment, increased to 77% as of March 31, 1998. These transactions are consistent with Hyperion's goal to own at least a 50% interest in each of its networks and to dispose of its interests in those in which acquiring a controlling interest is not economically attractive. Hyperion may consider similar transactions from time to time in its other markets.

      On March 25, 1998, the FCC completed the auction of licenses for Local Multipoint Distribution Service ("LMDS"). Hyperion, through a limited partnership in which it is a 49.9% limited partner, was the successful bidder at a net cost of $25,600 for 232 31-Ghz licenses, which cover approximately 38% of the nation's population - in excess of 90 million people in the eastern half of the United States. Hyperion funded $10,000 of such purchase in January 1998, and is committed to provide further funding to consummate such purchase upon the granting of such licenses by the FCC, expected during fiscal 1999. LMDS is a fixed broadband point-to-multipoint service which the FCC anticipates will be used for the deployment of wireless local loop, high-speed data transfer and video broadcasting services. Hyperion plans to use such spectrum for "last-mile" connectivity in certain of its markets, and believes the spectrum to be highly complementary to its fiber-based systems. There can be no assurances that LMDS spectrum will provide a cost-effective means to connect to end user locations.

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

      Management believes that the telecommunications industry, including the cable television and telephone industries, continues to be in a period of consolidation characterized by mergers, joint ventures, acquisitions, sales of all or part of cable companies or their assets, and other partnering and investment transactions of various structures and sizes involving cable or other telecommunications companies. The Company continues to evaluate new opportunities that allow for the expansion of its business through the acquisition of additional cable television systems in geographic proximity to its existing regional markets or in locations that can serve as a basis for new market areas. The Company, like other telecommunications companies, has participated from time to time and is participating in preliminary discussions with third parties regarding a variety of potential transactions, and the Company has considered and expects to continue to consider and explore potential transactions of various types with other cable and telecommunications companies. However, no assurances can be given as to whether any such transaction may be consummated or, if so, when.

Affiliates

      Olympus. The Company serves as the managing general partner of Olympus and, as of March 31, 1998, held $5 of voting general partnership interests representing, in the aggregate, 50% of the voting interests of Olympus. The Company also held, as of March 31, 1998, approximately $325,911 aggregate principal amount of nonvoting PLP interests in Olympus, which entitle the Company to a 16.5% per annum priority return. The remaining equity in Olympus consists of voting and non-voting partnership interests held by FPL Group.

      During the years ended March 31, 1996 and 1997, the Company received net distributions and advances from Olympus totaling $45,499 and $9,012, respectively. During the year ended March 31, 1998, the Company made net investments in and advances to Olympus totaling $11,466. During the years ended March 31, 1996, 1997 and 1998, the Company received priority investment income from Olympus of $28,852, $42,086 and $47,765, respectively.

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

      During the years ended March 31, 1996, 1997 and 1998, Olympus acquired several cable and security systems, adding approximately 151,000 subscribers for approximately $295,800. Olympus also completed two financing arrangements totaling $675,000 during the years ended March 31, 1996, 1997 and 1998. For additional information regarding Olympus acquisitions and financings, see Note 1 to Olympus' Consolidated Financial Statements.

      Olympus has entered into a definitive agreement for the purchase of cable television systems from Jones Intercable, Inc. These systems will be acquired for $110,000 cash and serve approximately 46,000 subscribers in and around the city of Ft. Myers, Florida. Olympus also entered into a definitive agreement for the purchase of cable systems serving approximately 19,700 subscribers in the Lake Okeechobee area of central Florida for $34,750. These acquisitions, which will be accounted for under the purchase method of accounting, are expected to close during calendar year 1998.

      The Selected Financial Data and Management's Discussion and Analysis of Financial Condition and Results of Operations for Olympus for each of the three years in the period ended December 31, 1997, which appear on pages 22 through 31 of the Annual Report on Form 10-K of Olympus Communications, L.P. and Olympus Capital for the year ended December 31, 1997, are incorporated herein by reference. The financial information for Olympus as of March 31, 1998 and for the three months ended March 31, 1997 and 1998, which appears on pages 3 through 5 of the Olympus and Olympus Capital Corporation Form 10-Q for the quarterly period ended March 31, 1998, is incorporated by reference in this Annual Report on Form 10-K.

      Managed Partnerships. On September 29, 1993, the Board of Directors of the Company authorized the Company to make loans in the future to the Managed Partnerships up to an amount of $50,000. During the years ended March 31, 1996 and 1998, the Company made advances in the net amount of $14,859 and $21,458, respectively, to these and other related parties, primarily for capital expenditures and working capital purposes. During the year ended March 31, 1997, the Managed Partnerships and other related parties repaid advances in the net amount of $34,250.

Recent Accounting Pronouncements

      Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," have been issued and are effective for fiscal years beginning after December 15, 1997. SFAS No. 130 defines comprehensive income and outlines certain reporting and disclosure requirements related to comprehensive income. SFAS No. 131 requires certain disclosures about business segments of an enterprise, if applicable. The adoption of SFAS No. 130 and SFAS No. 131 is not expected to have a significant impact on the Company's financial statements or disclosures. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," has been issued and is effective for fiscal quarters beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities," has been issued and is effective for fiscal years beginning after December 15, 1998. SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs. It requires such costs to be expensed as incurred. Management of the Company has not evaluated the impact of SFAS 133 or SOP 98-5.

Inflation

      In the three fiscal years in the period ended March 31, 1998, inflation did not have a significant effect on the Company. Periods of high inflation could have an adverse effect to the extent that increased borrowing costs for floating-rate debt may not be offset by increases in subscriber rates. At March 31, 1998, after giving effect to interest rate hedging agreements, approximately $589,575 of the Company's total debt was subject to floating interest rates.

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

      In fiscal 1996, Adelphia recorded a $5,300 charge representing management's estimate of the total costs to be incurred to resolve all of Adelphia's rate complaints with the FCC. On May 1, 1997, Adelphia reached a settlement of all rate complaints before the FCC on terms and conditions consistent with certain other cable television companies that utilized a la carte packages that have reached settlement/resolution with the FCC on this issue. Under the terms of the agreement, Adelphia made refunds of approximately $2,400 (including interest through December 31, 1996), plus interest from January 1, 1997 through the date of payment. Adelphia also reduced its rates in certain communities. At March 31, 1998, $832 of the $5,300 charge remained in accrued interest and other liabilities, which management believes is adequate to cover the settlement. No assurance can be given as to what other future actions Congress, the FCC or other regulatory authorities may take or the effects thereof on Adelphia. Adelphia is currently unable to predict the effect that the amended regulations, future FCC treatment of a la carte packages or other future FCC rulemaking proceedings will have on their business and results of operations in future periods.

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

Year 2000 Issues

      The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

      The Company has recently completed the planning stage of a project that addresses the Year 2000 data processing issues relating to modifications of its mainframe computer applications. Internal and external resources are being used to make the required modifications and perform the necessary tests, all of which is expected to be completed by June 1999. The financial impact of these modifications is not expected to be significant to the Company's financial statements.

      In addition, the Company has begun communicating with others with whom it does significant business to determine their Year 2000 compliance readiness and the extent to which the Company is vulnerable to any third party Year 2000 issues. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      Not applicable.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The consolidated financial statements of Adelphia and related notes thereto and independent auditors' report follow.

      The consolidated financial statements of Olympus and related notes thereto and independent auditors' report dated March 6, 1998, appearing on pages 33 through 50 of the Annual Report on Form 10-K of Olympus Communications, L.P. and Olympus Capital Corporation for the year ended December 31, 1997, are incorporated by reference in this Annual Report on Form 10-K.


                         INDEX TO FINANCIAL STATEMENTS OF ADELPHIA COMMUNICATIONS CORPORATION
                                                 AND SUBSIDIARIES



Independent Auditors' Report..............................................................................        42
Consolidated Balance Sheets, March 31, 1997 and 1998......................................................        43
Consolidated Statements of Operations, Years Ended March 31, 1996, 1997 and 1998..........................        44
Consolidated Statements of Convertible Preferred Stock, Common Stock and Other
   Stockholders' Equity (Deficiency), Years Ended March 31, 1996, 1997 and 1998...........................        45
Consolidated Statements of Cash Flows, Years Ended March 31, 1996, 1997 and 1998..........................        46
Notes to Consolidated Financial Statements................................................................        47

                          INDEPENDENT AUDITORS' REPORT

Adelphia Communications Corporation:

     We have audited the accompanying consolidated balance sheets of Adelphia Communications Corporation and subsidiaries as of March 31, 1997 and 1998, and the related consolidated statements of operations, of convertible preferred stock, common stock and other stockholders' equity (deficiency), and of cash flows for each of the three years in the period ended March 31, 1998. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Adelphia Communications Corporation and subsidiaries at March 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP



Pittsburgh, Pennsylvania
June 10, 1998


                             ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS

                               (Dollars in thousands, except per share amounts)

                                                                                          March 31,
                                                                                -----------------------------
                                                                                     1997           1998
                                                                                -------------- --------------

ASSETS:

Property, plant and equipment--net                                               $  659,575   $   918,637
Intangible assets--net                                                              650,533       695,104
Cash and cash equivalents                                                            61,539       276,895
U.S. government securities--pledged                                                    --          70,535
Investments                                                                         117,996       127,827
Preferred equity investment in Managed Partnership                                   18,338        18,338
Subscriber receivables--net                                                          24,692        30,551
Prepaid expenses and other assets--net                                               80,355       114,526
Related party receivables--net                                                       30,798        52,258
                                                                                 ----------   -----------
Total                                                                            $1,643,826   $ 2,304,671
                                                                                 ==========   ===========
LIABILITIES, PREFERRED STOCK, COMMON STOCK AND
OTHER STOCKHOLDERS' EQUITY (DEFICIENCY):
Subsidiary debt                                                                  $1,369,367   $ 1,329,471
Parent debt                                                                       1,174,672     1,580,274
Accounts payable                                                                     56,961        65,019
Subscriber advance payments and deposits                                             16,004        17,129
Accrued interest and other liabilities                                              127,938       125,824
Deferred income taxes                                                               110,097       116,351
                                                                                 ----------   -----------
Total liabilities                                                                 2,855,039     3,234,068
                                                                                 ----------   -----------
Cumulative equity in loss in excess of investment in and amounts
due from Olympus                                                                     42,668        31,202
                                                                                 ----------   -----------
Hyperion redeemable exchangeable preferred stock                                       --         207,204
                                                                                 ----------   -----------
Redeemable exchangeable preferred stock                                                --         148,062
                                                                                 ----------   -----------
Commitments and contingencies (Note 5)

Convertible preferred stock, common stock and other stockholders' equity
(deficiency):
8 1/8% Series C convertible preferred stock ($100,000 liquidation preference)          --               1
Class A common stock, $.01 par value, 200,000,000 shares
authorized, 16,130,880 and 20,043,528 shares outstanding, respectively                  161           200
Class B common stock, $.01 par value, 25,000,000 shares
authorized, 10,944,476 shares outstanding                                               109           109
Additional paid-in capital                                                          219,408       331,263
Accumulated deficit                                                              (1,473,559)   (1,647,438)
                                                                                 ----------   -----------
Convertible preferred stock, common stock and other
stockholders' equity (deficiency)                                                (1,253,881)   (1,315,865)
                                                                                 ----------   -----------
Total                                                                            $1,643,826   $ 2,304,671
                                                                                 ==========   ===========


                                    See notes to consolidated financial statements.


                              ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                (Dollars in thousands, except per share amounts)

                                                                                 Year Ended March 31,
                                                                       ---------------------------------------
                                                                           1996         1997         1998
                                                                       ------------ ------------ -------------
Revenues                                                                $ 403,597    $ 472,778    $ 528,442
                                                                        ---------    ---------    ---------

Operating expenses:
Direct operating and programming                                          124,116      148,982      167,288
Selling, general and administrative                                        68,357       81,763       95,731
Depreciation and amortization                                             111,031      124,066      145,041
Rate regulation                                                             5,300         --           --
                                                                        ---------    ---------    ---------
Total                                                                     308,804      354,811      408,060
                                                                        ---------    ---------    ---------
Operating income                                                           94,793      117,967      120,382
                                                                        ---------    ---------    ---------
Other income (expense):
Priority investment income from Olympus                                    28,852       42,086       47,765
Interest expense - net (see Note 1)                                      (220,068)    (232,325)    (247,107)
Equity in loss of Olympus and other joint ventures                        (41,965)     (51,946)     (66,089)
Equity in loss of Hyperion joint ventures                                  (4,292)      (7,223)     (12,967)
Hyperion preferred stock dividends                                           --           --        (12,682)
Gain on sale of investments                                                  --         12,151        2,538
                                                                        ---------    ---------    ---------
Total                                                                    (217,473)    (237,257)    (288,542)
                                                                        ---------    ---------    ---------
Loss before income taxes and extraordinary loss                          (122,680)    (119,290)    (168,160)
Income tax benefit                                                          2,786          358        5,606
                                                                        ---------    ---------    ---------
Loss before extraordinary loss                                           (119,894)    (118,932)    (162,554)
Extraordinary loss on early retirement of debt                               --        (11,710)     (11,325)
                                                                        ---------    ---------    ---------
Net loss                                                                 (119,894)    (130,642)    (173,879)
Dividend requirements applicable to preferred stock                          --           --        (18,850)
                                                                        ---------    ---------    ---------

Net loss applicable to common stockholders                              $(119,894)   $(130,642)   $(192,729)
                                                                        =========    =========    =========

Basic and diluted loss per weighted average share of common
stock before extraordinary loss                                         $   (4.56)   $   (4.50)   $   (6.07)
Basic and diluted extraordinary loss per weighted average
share on early retirement of debt                                            --          (0.44)       (0.38)
                                                                        ---------    ---------    ---------
Basic and diluted net loss per weighted average share of common stock   $   (4.56)   $   (4.94)   $   (6.45)
                                                                        =========    =========    =========
Weighted average shares of common stock outstanding (in thousands)         26,305       26,411       29,875
                                                                        =========    =========    =========




                                    See notes to consolidated financial statements.


                                 ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK, COMMON STOCK
                                      AND OTHER STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                (Dollars in thousands)

                                   Series C
                                  Convertible   Class A     Class B    Additional
                                   Preferred    Common      Common      Paid-In   Accumulated
                                     Stock      Stock       Stock       Capital      Deficit       Total
                                   ---------- ---------   ---------   ----------  -----------  ------------
Balance, March 31, 1995            $    --    $     149   $     109   $ 211,190   $(1,223,023) $(1,011,575)
Issuance of Class A common
stock on April 3, 1995                  --            5        --         4,995          --          5,000
Excess of purchase price of
acquired assets over
predecessor owners' book
value                                   --         --          --        (1,770)         --         (1,770)
Net loss                                --         --          --          --        (119,894)    (119,894)
                                   ---------  ---------   ---------   ---------   -----------  -----------

Balance, March 31, 1996                 --          154         109     214,415    (1,342,917)  (1,128,239)
Issuance of Class A common
stock on February 10, 1997              --            7        --         4,993          --          5,000
Net loss                                --         --          --          --        (130,642)    (130,642)
                                   ---------  ---------   ---------   ---------   -----------  -----------

Balance, March 31, 1997                 --          161         109     219,408    (1,473,559)  (1,253,881)
Issuance of Class A common
stock on June 20, 1997                  --           36        --        24,964          --         25,000
Issuance of Class A common
stock on March 6, 1998                  --            3        --         8,828          --          8,831
Issuance of Series C convertible
preferred stock on July 7, 1997            1       --          --        96,999          --         97,000
Dividend requirements applicable
to exchangeable preferred stock         --         --          --       (14,246)         --        (14,246)
Dividend requirements applicable
to convertible preferred stock          --         --          --        (4,604)         --         (4,604)
Other                                   --         --          --           (86)         --            (86)
Net loss                                --         --          --          --        (173,879)    (173,879)
                                   ---------  ---------   ---------   ---------   -----------  -----------

Balance, March 31, 1998            $       1  $     200   $     109   $ 331,263   $(1,647,438) $(1,315,865)
                                   =========  =========   =========   =========   ===========  ===========






                                    See notes to consolidated financial statements.


              ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in thousands)

                                                                     Year Ended March 31,
                                                           -------------------------------------------
                                                               1996          1997           1998
                                                           ------------- ------------- ---------------
Cash flows from operating activities:
Net loss                                                     $(119,894)   $  (130,642)   $  (173,879)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation                                                    70,890         78,328         93,688
Amortization                                                    40,141         45,738         51,353
Noncash interest expense                                        16,288         41,360         37,430
Noncash dividends on Hyperion preferred stock                     --             --           12,682
Equity in loss of Olympus and other joint ventures              41,965         51,946         66,089
Equity in loss of Hyperion nonconsolidated joint ventures        4,292          7,223         12,967
Rate regulation                                                  2,700           --
Gain on sale of investments                                       --          (12,151)        (2,538)
Extraordinary loss on early retirement of debt                    --           11,710         11,325
Decrease in deferred taxes, net of effects of acquisitions      (3,930)          (500)        (6,305)
Changes in operating assets and liabilities, net of effects of acquisitions:
Subscriber receivables                                          (3,370)          (813)        (4,351)
Prepaid expenses and other assets                              (14,465)       (27,858)       (23,437)
Accounts payable                                                23,796         (9,784)         4,282
Subscriber advance payments and deposits                        (1,788)         1,298            658
Accrued interest and other liabilities                           7,662        (12,854)       (13,694)
                                                             ---------    -----------    -----------

Net cash provided by operating activities                       64,287         43,001         66,270
                                                             ---------    -----------    -----------

Cash flows used for investing activities:
Acquisitions                                                   (60,804)      (143,412)      (146,546)
Expenditures for property, plant and equipment                (100,089)      (129,609)      (183,586)
Investments in Hyperion joint ventures                         (12,815)       (34,769)       (64,260)
Investments in other joint ventures                            (11,518)       (16,646)       (22,591)
Investment in U.S. government securities--pledged                 --             --          (83,400)
Sale of U.S. government securities - pledged                      --             --           15,563
Amounts invested in and advanced to Olympus
and related parties                                             (4,236)        (9,229)       (91,468)
Proceeds from sale of investments                                 --           11,618         12,678
                                                             ---------    -----------    -----------

Net cash used for investing activities                        (189,462)      (322,047)      (563,520)
                                                             ---------    -----------    -----------

Cash flows from financing activities:
Proceeds from debt                                             273,508      1,280,649      1,298,137
Repayments of debt                                            (138,694)      (933,517)      (977,591)
Costs associated with debt financings                           (3,875)       (20,236)       (20,498)
Premium paid on early retirement of debt                          --           (8,207)       (12,153)
Proceeds from Hyperion's issuance of warrants                     --           11,087           --
Issuance of redeemable exchangeable preferred stock               --             --          147,976
Issuance of convertible preferred stock                           --             --           97,000
Issuance of Hyperion redeemable exchangeable
preferred stock                                                   --             --          194,522
Preferred stock dividends paid                                    --             --          (14,787)
                                                             ---------    -----------    -----------

Net cash provided by financing activities                      130,939        329,776        712,606
                                                             ---------    -----------    -----------

Increase in cash and cash equivalents                            5,764         50,730        215,356
Cash and cash equivalents, beginning of year                     5,045         10,809         61,539
                                                             ---------    -----------    -----------

Cash and cash equivalents, end of year                       $  10,809    $    61,539    $   276,895
                                                             =========    ===========    ===========

Supplemental disclosure of cash flow activity--
Cash payments for interest                                   $ 198,369    $   203,939    $   220,888
                                                             =========    ===========    ===========
                                    See notes to consolidated financial statements.

              ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)


1.   The Company and Summary of Significant Accounting Policies:

    The Company and Basis for Consolidation

      Adelphia Communications Corporation and subsidiaries ("Adelphia") owns, operates and manages cable television systems and other related telecommunications businesses. Adelphia's operations consist primarily of selling video programming which is distributed to subscribers for a monthly fee through a network of fiber optic and coaxial cables. These services are offered in the respective franchise areas under the name Adelphia. Hyperion Telecommunications, Inc. ("Hyperion") is a consolidated subsidiary of Adelphia which owns operates and manages entities which provide competitive local exchange carrier ("CLEC") telecommunications services.

      The consolidated financial statements include the accounts of Adelphia and its more than 50% owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

      During the years ended March 31, 1996, 1997 and 1998, Adelphia consummated several acquisitions, each of which was accounted for using the purchase method. Accordingly, the financial results of each acquisition have been included in the consolidated results of Adelphia effective with the date acquired.

      On April 12, 1995, Adelphia acquired cable systems from Clear Channels Cable TV. These systems served approximately 10,700 subscribers at the acquisition date located in Kittanning, New Bethlehem and Freeport, Pennsylvania and were purchased for an aggregate price of $17,456.

      On January 9, 1996, Adelphia acquired cable systems from Eastern Telecom Corporation and Robinson Cable TV, Inc. These systems served approximately 24,000 subscribers at the acquisition date located in western Pennsylvania and were purchased for an aggregate price of $43,000.

      On April 1, 1996, Adelphia acquired cable systems from Cable TV Fund 11-B, Ltd. These systems served approximately 39,700 subscribers at the acquisition date located in the New York counties of Erie and Niagara and were purchased for an aggregate price of $84,267.

      On July 12, 1996, Adelphia acquired cable systems from First Carolina Cable TV, L.P. These systems served approximately 32,500 subscribers at the acquisition date primarily located in Vermont and were purchased for an aggregate price of $48,500.

      On February 10, 1997, Adelphia acquired the cable systems from Small Cities Cable Television, L.P. and Small Cities Cable Television, Inc. (collectively, "Small Cities"). These systems served approximately 6,000 subscribers at the acquisition date, primarily located in Vermont and were purchased for an aggregate price of $12,000 in cash and Adelphia Class A Common Stock.

      On June 20, 1997, Adelphia acquired cable systems from Booth Communications Company ("Booth"). These systems served approximately 25,800 subscribers at the acquisition date in the Virginia cities of Blacksburg and Salem and were purchased for an aggregate price of $54,500 in cash and Adelphia Class A Common Stock.

      On September 12, 1997, Hyperion consummated an agreement with Time Warner Entertainment-Advance/Newhouse ("TWEAN") to exchange interests in four New York CLEC networks. As a result of the transaction, Hyperion paid TWEAN $7,638 and increased its ownership in the networks serving Buffalo and Syracuse, New York to 60% and 100%, respectively, and eliminated its interest in the Albany and Binghamton networks, which became wholly owned by TWEAN.

      On November 7, 1997, Adelphia acquired approximately 61% of the partnership interests in two cable systems from U.S. Cable Corporation. These systems served approximately 20,300 subscribers at the acquisition date in the western New York area and were purchased for an aggregate price of $20,737.

      On November 22, 1997, Adelphia acquired a cable system from Memphrecom, Inc. This system served approximately 3,400 subscribers at the acquisition date in Vermont and was purchased for an aggregate price of $8,096.

      On December 3, 1997, the Company exchanged its interest in Oxford, North Carolina, a system which served approximately 4,400 subscribers, for TWEAN's interest in its DuBois, Pennsylvania system, which served approximately 3,800 subscribers.

      On December 31, 1997, Adelphia acquired 82% of the partnership interests in Tele-Media Company of Tri States, L.P. The systems acquired in this transaction served approximately 16,000 subscribers at the acquisition date in Pennsylvania, Maryland and West Virginia and were purchased for an aggregate price of $23,615.

      On February 12, 1998, Hyperion issued a warrant for 731,624 shares of Hyperion Class A Common Stock to its 50% partner in Hyperion of Harrisburg in exchange for such partnership interest.

      On February 12, 1998, Hyperion acquired the remaining partnership interests in its Buffalo, NY, Louisville, KY and Lexington, KY networks for approximately $18,300.

      On February 12, 1998, Hyperion acquired the remaining partnership interests in its Morristown and New Brunswick, NJ networks for approximately $26,328.

      On March 6, 1998, Adelphia exercised its option to purchase the remaining 15% of its Northeast Cable, Inc. system. The Company issued 341,220 shares of Class A Common Stock to the sellers in connection with this purchase.

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

    Property, Plant and Equipment

      Property, plant and equipment, at cost, are comprised of the following:

                                          March 31,
                                --------------------------
                                      1997         1998
                                --------------------------
Operating plant and equipment   $   969,900    $ 1,290,915
Real estate and improvements         68,091         78,435
Support equipment                    28,808         26,961
Construction in progress            134,403        171,853
                                -----------    -----------
                                  1,201,202      1,568,164
Accumulated depreciation           (541,627)      (649,527)
                                -----------    -----------
                                $   659,575    $   918,637
                                ===========    ===========

      Depreciation is computed on the straight-line method using estimated useful lives of 5 to 12 years for operating plant and equipment and 3 to 20 years for support equipment and real estate. Additions to property, plant and equipment are recorded at cost which includes amounts for material, applicable labor and overhead, and interest. Capitalized interest amounted to $1,766, $1,727 and $5,985 for the years ended March 31, 1996, 1997 and 1998, respectively.

    Intangible Assets

      Intangible assets, at cost, net of accumulated amortization, are comprised of the following:

                                          March 31,
                                --------------------------
                                     1997           1998
                                --------------------------
Purchased franchises            $   486,887    $   526,333
Goodwill                             71,263         89,029
Non-compete agreements               12,937          8,705
Purchased subscribers lists          79,446         71,037
                                -----------    -----------
                                $   650,533    $   695,104
                                ===========    ===========

      A portion of the aggregate purchase price of systems acquired has been allocated to purchased franchises, purchased subscriber lists, goodwill and non-compete agreements. Purchased franchises and goodwill are amortized on the straight-line method over 40 years. Purchased subscriber lists are amortized on the straight-line method over periods which range from 5 to 10 years. Non-compete agreements are amortized on the straight-line method over their contractual lives which range from 4 to 12 years. Accumulated amortization of intangible assets amounted to $170,801 and $211,967 at March 31, 1997 and 1998, respectively.

    Cash and Cash Equivalents

      Adelphia considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Interest income on liquid investments was $1,859, $5,789 and $13,383 for the years ended March 31, 1996, 1997, and 1998, respectively. Book overdrafts of $25,700 and $20,528 existed at March 31, 1997 and 1998, respectively. These book overdrafts were reclassified as accrued interest and other liabilities and accounts payable.

    U.S. Government Securities - Pledged

      U.S. Government Securities - Pledged consist of highly liquid investments which will be used to pay the first six semi-annual interest payments of the Hyperion 12 1/4% Senior Secured Notes. Such investments are classified as held-to-maturity and the carrying value approximates market value.

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

      Investments in entities in which Adelphia's ownership is less than 20% and investments greater than 20% in which Adelphia does not influence the operating or financial decisions of the entity are generally accounted for using the cost method. Under the cost method, Adelphia's initial investment is recorded at cost and subsequently adjusted for the excess, if any, of dividends or other distributions received over its share of cumulative earnings. Dividends received in excess of earnings subsequent to the date the investment was made are recorded as reductions of the cost of the investment.

      The balance of Adelphia's nonconsolidated investments is as follows:


                                                                        March 31,
                                                               -------------------------
                                                                   1997         1998
                                                               ------------ ------------
Investments accounted for using the equity method:
Gross investment:
Hyperion investments in joint ventures                          $  57,497    $  66,647
Paging                                                             14,990       15,539
Mobile communications                                               2,470       15,387
Other                                                               1,751        4,706
                                                                ---------    ---------
Total                                                              76,708      102,279
                                                                ---------    ---------
Investments accounted for using the cost method:
Niagara Frontier Hockey, L.P.                                      35,270       40,497
SuperCable ALK International                                        3,172        3,190
Programming ventures                                                2,945        1,427
Mobile communications                                               1,832        2,582
Other                                                                 763          812
                                                                ---------    ---------
Total                                                              43,982       48,508
                                                                ---------    ---------
Available for sale investments recorded at fair market value:
Republic Industries, Inc.                                           9,315         --
                                                                ---------    ---------
Total investments before cumulative equity in net losses          130,005      150,787
Cumulative equity in net losses                                   (12,009)     (22,960)
                                                                ---------    ---------
Total investments                                               $ 117,996    $ 127,827
                                                                =========    =========


      On May 16, 1996, Hyperion sold its interest in one of its joint ventures for $11,618, resulting in a gain of $8,405. On January 23, 1997, Adelphia received 284,425 shares of Republic Industries, Inc. Common Stock ("Republic Stock") in exchange for its interest in Commonwealth Security, Inc., resulting in a gain of $3,746. On October 7, 1997, the Company sold its Republic Stock, on which a gain of $408 was recognized. On March 16, 1998, the Company sold its investment in the Golf Channel, resulting in a gain of $1,520.

      Certain members of the Rigas Family have entered into an agreement to acquire all the voting interests of Niagara Frontier Hockey, L.P. ("NFHLP"). In connection with the agreement, Adelphia agreed to purchase additional NFHLP capital funding notes of approximately $11,000. Closing is subject to National Hockey League and bank approvals.

    Subscriber Receivables

      An allowance for doubtful accounts of $1,345 and $1,166 has been deducted from subscriber receivables at March 31, 1997 and 1998, respectively.

    Amortization of Other Assets and Debt Discounts

      Deferred debt financing costs, included in prepaid expenses and other assets, and debt discounts, a reduction of the carrying amount of the debt, are amortized over the term of the related debt. The unamortized amounts of deferred debt financing costs included in prepaid expenses and other assets were $35,786 and $47,653 at March 31, 1997 and 1998, respectively.

    Franchise Expense

      The typical term of Adelphia's franchise agreements upon renewal is 10 years. Franchise fees range from 3% to 5% of subscriber revenues and are expensed currently.

    Net Loss Per Weighted Average Share of Common Stock

      Basic net loss per weighted average share of common stock is computed based on the weighted average number of common shares outstanding after giving effect to dividend requirements on the Company's preferred stock. Diluted net loss per common share is equal to basic net loss per common share because the Company's convertible preferred stock had an antidilutive effect for the periods presented; however, the convertible preferred stock could have a dilutive effect on earnings per share in future periods.

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

    Noncash Financing and Investing Activities

      There were no material capital leases entered into during the year ended March 31, 1996. Capital leases entered into during the years ended March 31, 1997 and 1998 totaled $1,624 and $2,842, respectively, for Adelphia, excluding Hyperion. Hyperion entered into capital leases totaling $1,683 and $24,489, respectively, during the years ended March 31, 1997 and 1998. Reference is made to Notes 1 and 6 for descriptions of additional noncash financing and investing activities.

    Interest Expense - Net

      Interest expense - net includes interest income of $10,623, $8,367 and $23,949 for the years ended March 31, 1996, 1997 and 1998, respectively. Interest income includes interest income from affiliates on long-term loans and for reimbursement of interest expense on revolving credit agreements, related to short term borrowings by such affiliates (see Note 11).

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

    Recent Accounting Pronouncements

      Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," have been issued and are effective for fiscal years beginning after December 15, 1997. SFAS No. 130 defines comprehensive income and outlines certain reporting and disclosure requirements related to comprehensive income. SFAS No. 131 requires certain disclosures about business segments of an enterprise, if applicable. The adoption of SFAS No. 130 and SFAS No. 131 is not expected to have a significant effect on the Company's financial statements or disclosures. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," has been issued and is effective for fiscal quarters beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities," has been issued and is effective for fiscal years beginning after December 15, 1998. SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs. It requires such costs to be expensed as incurred. Management of the Company has not evaluated the impact of SFAS 133 or SOP 98-5.

    Reclassifications

      Certain 1996 and 1997 amounts have been reclassified to conform with the 1998 presentation.

2.   Related Party Investments and Receivables:

      Related party receivables--net represent advances to managed partnerships (see Note 11), John J. Rigas and certain members of his immediate family, including entities they own or control (collectively, the "Rigas family").
No related party advances are collateralized.

      Cumulative equity in loss in excess of investment in and amounts due from Olympus is comprised of the following:

                                                     March 31,
                                            --------------------------
                                                 1997         1998
                                            ------------- ------------
 Cumulative equity in loss over investment
 in Olympus                                 $  (95,771)   $ (94,833)
 Amounts due from Olympus                       53,103       63,631
                                            -----------   ---------
                                            $   (42,668)  $ (31,202)
                                            ===========   =========



      On March 28, 1996, ACP, Telesat, Olympus, Adelphia and certain shareholders of Adelphia entered into an agreement which amended certain aspects of the Olympus Partnership Agreement. The amendment provides for the repayment of certain amounts owed to Telesat totaling $20,000, the release of certain obligations of Telesat to Olympus and the reduction of Telesat's PLP and accrued priority return balances by $20,000. The amendment further provides for a $40,000 distribution to Adelphia as a reduction of its PLP interests and accrued priority return. These repayments and distributions were made on March 29, 1996 and were funded through internally generated funds and advances from an affiliate. At March 31, 1996, 1997 and 1998 Adelphia owned $222,860, $271,546, and $325,911 in Olympus PLP Interests, respectively.

      The major components of the financial position of Olympus as of December 31, 1996 and 1997 and March 31, 1997 and 1998 and the results of operations for the years ended December 31, 1996 and 1997 and the three months ended March 31, 1997 and 1998 were as follows:


                                                      December 31,               March 31,
                                              ------------------------- -------------------------
                                                   1996         1997         1997         1998
                                              ------------ ------------ ------------ ------------
Balance Sheet Data:                                                            (unaudited)
Property, plant and equipment--net            $   225,775    $ 265,783    $ 229,140    $ 273,162
Total assets                                      640,221      728,952      627,392      732,336
Subsidiary debt                                   309,000      427,000      294,000      470,000
Parent debt                                       200,000      200,000      200,000      200,000
Total liabilities                                 724,420      841,169      715,309      849,582
Limited partners' interests                       407,669      488,378      427,325      508,873
General partners' equity (deficiency)            (491,868)    (600,615)    (515,242)    (626,119)

Statement of Operations Data:
Revenues                                     $    159,870    $ 176,363    $  41,411    $  50,918
Operating income                                   33,013       34,392        7,735        9,642
Net loss                                          (10,950)     (19,802)      (5,318)      (4,663)
Net loss of general and limited partners
after priority return                             (76,594)     (95,695)     (23,324)     (25,455)

      On October 6, 1993, Adelphia purchased the preferred Class B Limited Partnership Interest in Syracuse Hilton Head Holdings, L.P. ("SHHH"), a managed partnership, for a price of $18,338 from Robin Media Group. SHHH is a joint venture of the Rigas Family and Tele-Communications, Inc. ("TCI"), which owns systems managed by Adelphia. The Class B Limited Partnership Interest has a preferred return annually which is payable on a current basis at the option of SHHH, and is senior in priority to the partnership interests of the Rigas family and TCI. Preferred return on the Class B Limited Partner Interest in SHHH totaled $2,645, $3,066 and $3,750 and is included in revenues for the years ended March 31, 1996, 1997 and 1998, respectively.

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

3. Debt:


Subsidiary Debt

                                                                March 31,
                                                       -------------------------
                                                           1997         1998
                                                       -------------------------
Notes to banks and institutions                        $1,159,500   $  827,725
13% Senior Discount Notes of Hyperion due 2003            187,173      215,213
12 1/4% Senior Secured Notes of Hyperion due 2004            --        250,000
Other subsidiary debt                                      22,694       36,533
                                                       ----------   ----------
Total subsidiary debt                                  $1,369,367   $1,329,471
                                                       ==========   ==========


    Notes to Banks and Institutions

      The amount of borrowings available to Adelphia under its revolving credit agreements is generally based upon the subsidiaries achieving certain levels of operating performance. Adelphia had commitments from banks for additional borrowings of up to $235,620 at March 31, 1998 which expire through December 31, 2004. Adelphia pays commitment fees of up to .5% of unused principal.

      Borrowings under most of these credit arrangements of subsidiaries are collateralized by a pledge of the stock in their respective subsidiaries, and, in some cases, by other assets. These agreements limit, among other things, additional borrowings, investments, transactions with affiliates and other subsidiaries, and the payment of dividends and fees by the subsidiaries. The agreements also require maintenance of certain financial ratios by the subsidiaries. Several of the subsidiaries' agreements, along with the notes of the parent company, contain cross default provisions. At March 31, 1998, approximately $442,000 of the net assets of subsidiaries would be permitted to be transferred to the parent company in the form of dividends, priority return and loans without the prior approval of the lenders based upon the results of operations of such subsidiaries for the quarter ended March 31, 1998. The subsidiaries are permitted to pay management fees to the parent company or other subsidiaries. Such fees are limited to a percentage of the subsidiaries' revenues.

      A subsidiary of Adelphia is a co-borrower with a managed partnership under a $200,000 credit agreement. Each of the co-borrowers is liable for all borrowings under this credit agreement, although the lenders have no recourse against Adelphia other than against Adelphia's interest in such subsidiary.

      Notes to banks and institutions mature at various dates through 2005. Bank debt interest rates are based upon one or more of the following rates at the option of Adelphia: prime rate plus 0% to 1.5%; certificate of deposit rate plus 1.25% to 2.75%; or LIBOR plus 1% to 2.5%. Total bank debt with interest rates under these options was $813,200 and $644,000 at March 31, 1997 and 1998, respectively. At March 31, 1997 and 1998, the weighted average interest rate on notes payable to banks and institutions was 8.83% and 8.11%, respectively. At March 31, 1997 and 1998, the rates on 45.5% and 28.8%, respectively, of Adelphia's notes payable to banks and institutions were fixed for at least one year through the terms of the notes or interest rate swap agreements. During fiscal 1997, as a result of a bank refinancing, Adelphia recognized an extraordinary loss on early retirement of debt of $2,079 representing the write-off of unamortized debt financing costs.

    13% Senior Discount Notes of Hyperion due 2003

      On April 15, 1996, Hyperion realized proceeds, net of discount, commissions and other transaction costs, of $168,600 upon issuance of $329,000 aggregate principal amount of unsecured 13% Senior Discount Notes due April 15, 2003 and 329,000 warrants expiring April 1, 2001 to purchase an aggregate of 1,993,638 shares of Class A Common Stock of Hyperion at $0.00308 per share. Proceeds of $11,087 were allocated to the value of the warrants. If all warrants were exercised, the warrants would represent approximately 3.73% of the common stock of Hyperion on a fully diluted basis. Proceeds were used to repay certain indebtedness to Adelphia, to make loans to certain key Hyperion officers and to fund Hyperion's expansion of its existing markets, to complete construction of new networks and to enter additional markets, including related capital expenditures, working capital requirements, operating losses and investments in joint ventures. Prior to April 15, 2001, interest on the notes is not payable in cash, but is added to principal. Thereafter, interest is payable semi-annually commencing October 15, 2001. The notes contain restrictions on Hyperion regarding, among other things, limitations on additional borrowings, issuance of equity instruments, payment of dividends and other distributions, repurchase of equity instruments or subordinated debt, liens, transactions with affiliates, sales of assets, mergers and consolidations. On or before April 15, 1999 and subject to certain restrictions, Hyperion may redeem, at its option, up to 25% of the aggregate principal amount of the notes at a price of 113% of the outstanding amount. On or after April 15, 2001, Hyperion may redeem, at its option, all or a portion of the notes at 106.5% of the outstanding amount, declining to par in 2002.

    12 1/4% Senior Secured Notes of Hyperion due 2004

      On August 27, 1997, Hyperion issued $250,000 aggregate principal amount of 12 1/4% Senior Secured Notes due September 1, 2004. The notes are collateralized through the pledge of the common stock of certain of Hyperion's wholly-owned subsidiaries. Of the proceeds to Hyperion of approximately $244,000, net of commissions and other transaction costs, $83,400 was invested in U.S. government securities and placed in an escrow account for payment in full when due of the first six scheduled semi-annual interest payments on the notes as required by the Indenture. The remainder of such proceeds will be used to fund the acquisition of increased ownership interests in certain of its networks, for capital expenditures, including the construction and expansion of new and existing networks, and for general corporate and working capital purposes. Interest is payable semi-annually commencing March 1, 1998. The notes contain restrictions and covenants similar to those pertaining to Hyperion's 13% Senior Discount Notes. On or before September 1, 2000 and subject to certain restrictions, Hyperion may redeem, at its option, up to 25% of the aggregate principal amount of the notes at a price of 112.25% of principal with the net proceeds of one or more Qualified Equity Offerings (as defined in the Indenture). On or after September 1, 2001, Hyperion may redeem, at its option, all or a portion of the notes at 106.125% of principal which declines to par in 2003.

Parent Debt


      Interest on the Parent Debt is due semi-annually. The Parent Debt is effectively subordinated to all liabilities of the subsidiaries and the agreements contain restrictions on, among other things, the incurrence of indebtedness, mergers and sale of assets, certain restricted payments by Adelphia, investments in affiliates and certain other affiliate transactions. The agreements further require that Adelphia maintain a ratio of debt to annualized operating cash flow not greater than 8.75 to 1.00, based on the latest fiscal quarter. Net proceeds from the issuance of notes during fiscal 1996, 1997, and 1998 were used to reduce amounts outstanding on Adelphia's subsidiaries' notes payable to banks and to purchase, redeem or otherwise retire a portion of 12 1/2% Notes due 2002.

                                Outstanding as of
              Interest       Issue         Amount          March 31,           Maturity   First Call  First Call
                Rate         Date          Issued      1997          1998        Date        Date        Rate

           10  1/4%         7/28/93    $  110,000    $   99,322    $   99,504   7/15/00    Non-call      N/A
           12  1/2% (a)     5/14/92       400,000       277,385        69,838   5/15/02    5/15/97    106.00%
            9  1/4%         9/25/97       325,000           --        325,000   10/1/02    Non-call      N/A
            9  1/2% (b)     2/15/94       150,000       197,897       186,347   2/15/04    2/15/99    103.56%
           10  1/2%         7/07/97       150,000           --        150,000   7/15/04    Non-call      N/A
           11  7/8%         9/10/92       125,000       124,539       124,579   9/15/04    9/15/99    104.50%
            9  7/8%         3/11/93       130,000       128,255       128,407   3/01/05    Non-call      N/A
            9  7/8%         2/26/97       350,000       347,274       347,446   3/01/07    Non-call      N/A
            8  3/8%         1/15/98       150,000           --        149,153   1/15/08    Non-call      N/A
                                                     ----------    ----------
                                                     $1,174,672    $1,580,274
                                                     ==========    ==========

(a) During fiscal 1997, $122,615 of notes were reacquired through open market purchases. As a result, Adelphia recognized an extraordinary loss on early retirement of debt of $9,631, which represents the excess of reacquisition cost over the net carrying value of the related debt. On October 31, 1997, Adelphia redeemed $202,000 aggregate principal amount of notes at 106% of principal and recognized an extraordinary loss on early retirement of debt of $13,461, which represents the excess of reacquisition cost over the net carrying value of the related debt. On May 15, 1998, Adelphia redeemed the remaining $69,838 aggregate principal amount of notes at 103% of principal.

(b) On or prior to February 1999, all interest on these Senior Pay-In-Kind notes may at the option of Adelphia be paid in cash or through the issuance of additional notes valued at 100% of their principal amount. The notes will bear cash interest from February 1999 through maturity. During fiscal 1998, $20,000 of notes were reacquired through open market purchases. As a result, Adelphia recognized an extraordinary gain on early retirement of debt of $2,136.


Maturities of Debt

      The following table sets forth the mandatory reductions in principal under all debt agreements for each of the next five years based on amounts outstanding at March 31, 1998:

            Year ending March 31, 1999..............$    128,213
            Year ending March 31, 2000..............      50,268
            Year ending March 31, 2001..............     169,288
            Year ending March 31, 2002..............     157,740
            Year ending March 31, 2003..............     573,091


      The Company intends to fund its requirements for maturities of debt through borrowings under new and existing credit arrangements and internally generated funds. Changing conditions in the financial markets may have an impact on how Adelphia will refinance its debt in the future.

Interest Rate Swaps and Caps

      Adelphia has entered into interest rate swap agreements and interest rate cap agreements with banks, Olympus and Managed Partnerships (see Note 10) to reduce the impact of changes in interest rates on its debt. Several of Adelphia's credit arrangements include provisions which require interest rate protection for a portion of its debt. Adelphia enters into pay-fixed agreements to effectively convert a portion of its variable-rate debt to fixed-rate debt to reduce the risk of incurring higher interest costs due to rising interest rates. Adelphia enters into receive-fixed agreements to effectively convert a portion of its fixed-rate debt to a variable-rate debt which is indexed to LIBOR to reduce the risk of incurring higher interest costs in periods of falling interest rates. Interest rate cap agreements are used to reduce the impact of increases in interest rates on variable rate debt. Adelphia is exposed to credit loss in the event of nonperformance by the banks, by Olympus or by the managed entities. Adelphia does not expect any such nonperformance. The following table summarizes the notional amounts outstanding and weighted average interest rate data, based on variable rates in effect at March 31, 1997 and 1998, for these swaps and caps, all of which expire through 1999.

                                                              March 31,
                                                     -----------------------
     Pay Fixed Swaps:                                    1997        1998
     ----------------
                                                     ----------    ---------
     Notional amount  ...............................$  340,000    $ 315,000
     Average receive rate............................     5.67%        5.87%
     Average pay rate ...............................     7.64%        7.42%

     Receive Fixed Swaps:
     Notional amount  ...............................$  35,000     $  35,000
     Average receive rate............................    5.68%         5.68%
     Average pay rate ...............................    5.50%         5.91%

     Interest Rate Caps:
     Notional amount  ...............................$ 165,000    $  190,000
     Average cap rate ...............................    8.30%         8.13%


4.    Redeemable Preferred Stock:

    12 7/8% Hyperion Redeemable Exchangeable Preferred Stock

      On October 9, 1997, Hyperion issued $200,000 aggregate liquidation preference of 12 7/8% Senior Exchangeable Redeemable Preferred Stock due October 15, 2007. Proceeds to Hyperion will be used to fund the acquisition of increased ownership interests in certain of its networks, for capital expenditures, including the construction and expansion of new and existing networks, and for general corporate and working capital purposes.

      Dividends are payable quarterly commencing January 15, 1998 at 12 7/8% of the liquidation preference of outstanding preferred stock. Through October 15, 2002, dividends are payable in cash or additional shares of preferred stock at Hyperion's option. Subsequent to October 15, 2002, dividends are payable in cash. The preferred stock ranks junior in right of payment to all indebtedness of Hyperion, its Subsidiaries and Joint Ventures. On or before October 15, 2000, and subject to certain restrictions, Hyperion may redeem, at it option, up to 35% of the initial aggregate liquidation preference of the preferred stock originally issued with the net cash proceeds of one or more Qualified Equity Offerings (as defined in the Certificate of Designation) at a redemption price equal to 112.875% of the liquidation preference per share of the preferred stock, plus, without duplication, accumulated and unpaid dividends to the date of redemption; provided that, after any such redemption, there are remaining outstanding shares of preferred stock having an aggregate liquidation preference of at least 65% of the initial aggregate liquidation preference of the preferred stock originally issued. On or after October 15, 2002, Hyperion may redeem, at its option, all or a portion of the preferred stock at 106.438% of the liquidation preference thereof declining to 100% of the liquidation preference in 2005. Hyperion is required to redeem all of the shares of preferred stock outstanding on October 15, 2007 at a redemption price equal to 100% of the liquidation preference thereof, plus, without duplication, accumulated and unpaid dividends to the date of redemption. The preferred stock contain restrictions and covenants similar to Hyperion's 13% Senior Discount Notes.

      Hyperion may, at its option, on any dividend payment date, exchange in whole, but not in part, the then outstanding shares of preferred stock for 12 7/8% Senior Subordinated Debentures due October 15, 2007 which have provisions consistent with the provisions of the preferred stock. Hyperion satisfied the dividend requirements on this preferred stock by issuing 6,860 additional shares of Preferred Stock in January 1998.

    13% Exchangeable Redeemable Preferred Stock

      On July 7, 1997, Adelphia issued $150,000 aggregate liquidation preference of 13% Cumulative Exchangeable Preferred Stock due July 15, 2009. Proceeds were used to reduce amounts outstanding on Adelphia's subsidiaries' notes payable to banks and institutions.

      Dividends are payable semi-annually commencing January 15, 1998 at 13% of the liquidation preference of outstanding preferred stock. Dividends are payable in cash with any accumulated unpaid dividends bearing interest at 13% per annum. The preferred stock ranks junior in right of payment to all indebtedness of Adelphia. On or before July 15, 2000, Adelphia may redeem, at its option, up to 33% of the initial aggregate liquidation preference of the preferred stock originally issued with the net cash proceeds of one or more common equity offerings at a redemption price equal to 113% of the liquidation preference per share of the preferred stock, plus, without duplication, accumulated and unpaid dividends to the date of redemption; provided that, after any such redemption, there are remaining outstanding shares of preferred stock having an aggregate liquidation preference of at least 67% of the initial aggregate liquidation preference of the preferred stock originally issued. On or after July 15, 2002, Adelphia may redeem, at its option, all or a portion of the preferred stock at 106.500% of the liquidation preference thereof declining to 100% of the liquidation preference in 2008. Adelphia is required to redeem all of the shares of preferred stock outstanding on July 15, 2009 at a redemption price equal to 100% of the liquidation preference thereof, plus, without duplication, accumulated and unpaid dividends to the date of redemption. The preferred stock contains restrictions and covenants similar to Adelphia's parent debt.

      Adelphia may, at its option, on any dividend payment date, exchange in whole or in part (subject to certain restrictions), the then outstanding shares of preferred stock for 13% Senior Subordinated Exchange Debentures due July 15, 2009 which have provisions consistent with the provisions of the preferred stock. The Company paid cash dividends on this preferred stock of $10,183 during the year ended March 31, 1998.

5.   Commitments and Contingencies:

      Adelphia rents office and studio space, tower sites, and space on utility poles under leases with terms which are generally less than one year or under agreements that are generally cancelable on short notice. Total rental expense under all operating leases aggregated $4,687, $6,232 and $7,420 for the years ended March 31, 1996, 1997 and 1998, respectively.

      In connection with certain obligations under franchise agreements, Adelphia obtains surety bonds guaranteeing performance to municipalities and public utilities. Payment is required only in the event of nonperformance. Management believes Adelphia has fulfilled all of its obligations such that no payments under surety bonds have been required.

      On January 8, 1998, Adelphia signed a definitive agreement to establish a partnership into which Tele-Communications, Inc. ("TCI") will contribute its cable systems in Buffalo, New York; Erie, Pennsylvania; and Ashtabula and Lake County, Ohio, totaling approximately 166,000 subscribers, and Adelphia will contribute its Western New York and Lorain, Ohio systems, totaling approximately 298,000 subscribers. Upon closing of the transaction, TCI will hold a minority interest in the partnership. Adelphia will manage the partnership and will consolidate the partnership's results for financial reporting purposes. The Company expects that the transaction will close prior to September 30, 1998.

      On March 2, 1998, Adelphia entered into a definitive agreement for the purchase of cable television systems from Marcus Cable, Inc. These systems will be acquired for $150,000 cash and serve approximately 62,000 subscribers in Connecticut and Virginia. The acquisition, which will be accounted for under the purchase method of accounting, is expected to close during fiscal year 1999.

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

6. Convertible Preferred Stock, Common Stock and Other Stockholders' Equity (Deficiency):

    Convertible Preferred Stock

      On July 7, 1997, Adelphia issued 100,000 shares of 8 1/8% Series C Cumulative Convertible Preferred Stock with a par value of $.01 per share and an aggregate liquidation preference of $100,000 of which $80,000 was sold to a Rigas family affiliate and the remainder was sold to a wholly owned subsidiary of FPL Group, Inc., an affiliate of Olympus. The preferred stock accrues dividends at the rate of 8 1/8% of the liquidation preference per annum, and is convertible at $8.48 per share into an aggregate of 11,792,450 shares of Class A Common Stock of Adelphia. The preferred stock is redeemable at the option of Adelphia on or after August 1, 2000 at 104% of the liquidation preference declining to 100% of the liquidation preference in 2002. The Company paid cash dividends on this preferred stock of $4,605 during the year ended March 31, 1998.

    Common Stock Issued

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

      On February 10, 1997, Adelphia issued 766,871 shares of Class A Common Stock in connection with the acquisition of Small Cities (see Note 1).

      On June 20, 1997, Adelphia issued 3,571,428 shares of Class A Common Stock in connection with the acquisition of Booth (see Note 1).

      On March 6, 1998, Adelphia issued 341,220 shares of Class A Common Stock in connection with exercising its option to purchase the remaining 15% of its Northeast Cable, Inc. system (see Note 1).

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

7.   Employee Benefit Plans:

    Savings Plan

      Adelphia has a savings plan (401(k)) which provides that eligible full-time employees may contribute from 3% to 16% of their pre-tax compensation subject to certain limitations. Adelphia makes matching contributions not exceeding 1.5% of each participant's pre-tax compensation. Adelphia's matching contributions amounted to $350, $638 and $687 for the years ended March 31, 1996, 1997 and 1998, respectively.

    Hyperion Long-Term Incentive Compensation Plan

      On October 3, 1996, Hyperion adopted its 1996 Long-Term Incentive Compensation Plan (the "1996 Plan"). The 1996 Plan provides for the granting of
(i) options which qualify as "incentive stock options" within the meaning of
Section 422 of the Internal Revenue Code of 1986, as amended, (ii) options which do not so qualify, (iii) share awards (with or without restrictions on vesting),
(iv) stock appreciation rights and (v) stock equivalent or phantom units. The number of shares of Hyperion Class A Common Stock available for issuance initially was 5,687,500. Such number is to increase each year by 1% of outstanding shares of all classes of Hyperion Common Stock, up to a maximum of 8,125,000 shares. Options, awards and units may be granted under the 1996 Plan to directors, officers, employees and consultants. The 1996 Plan provides that incentive stock options must be granted with an exercise price of not less than the fair market value of the underlying Hyperion Common Stock on the date of grant. Options outstanding under the Plan may be exercised by paying the exercise price per share through various alternative settlement methods. On March 4, 1997 and April 1, 1997 and 1998, Hyperion issued 338,000 shares, 58,500 shares and 58,500 shares, respectively, of its Class A Common Stock to Daniel R. Milliard pursuant to his employment agreement with Hyperion. In April 1998 and in recognition for valuable past service to Hyperion and as an incentive for future services, Hyperion authorized the issuance under the 1996 Plan to each of John J. Rigas, Michael J. Rigas, Timothy J. Rigas and James P. Rigas of (i) stock options (the "Rigas Options") covering 100,000 shares of Hyperion Class A Common Stock, which options will vest in equal one-third amounts on the third, fourth and fifth year anniversaries of grant (vesting conditioned on continued service as an employee or director) and which shall be exercisable at $15.00 per share and (ii) phantom stock awards (the "Rigas Grants") covering 100,000 shares of Hyperion Class A Common Stock, which phantom awards will vest in equal one-third amounts on the third, fourth and fifth year anniversaries of grant (vesting conditioned on continued service as an employee or director). Also in April 1998, pursuant to an existing stockholders agreement, Hyperion authorized the issuance under the 1996 Plan to certain members of Hyperion's management stock options (the "Management Stockholder Options") covering 13,047 shares of Hyperion Class A Common Stock with exercise price and vesting terms identical to the Rigas Options. In addition to the Rigas Options, the Rigas Grants, the Management Stockholder Options and the stock options or share awards to be issued to Daniel R. Milliard under his employment agreement, Hyperion currently expects to issue under the 1996 Plan stock options, restrictive stock grants, phantom stock awards or other awards to other 1996 Plan participants covering up to a total of 325,000 shares of Hyperion Class A Common Stock during fiscal 1999.

8.   Taxes on Income:

      Adelphia and its corporate subsidiaries file a consolidated federal income tax return, which includes its share of the subsidiary partnerships and joint venture partnership results. At March 31, 1998, Adelphia had net operating loss carryforwards for federal income tax purposes of approximately $1.2 billion expiring through 2013. Depreciation and amortization expense differs for tax and financial statement purposes due to the use of prescribed periods rather than useful lives for tax purposes and also as a result of differences between tax basis and book basis of certain acquisitions.



      The tax effects of significant items comprising Adelphia's net deferred tax liability are as follows:

                                                              March 31,
                                                      -----------------------
                                                         1997         1998
                                                      -----------------------
 Deferred tax liabilities:
  Differences between book and tax basis of
  property, plant and equipment and
  intangible assets                                   $ 233,998    $ 250,298
                                                      ---------    ---------
 Deferred tax assets:
  Investment in partnerships                             55,786       82,461
  Operating loss carryforwards                          427,400      459,546
                                                      ---------    ---------
                                                        483,186      542,007
  Valuation allowance                                  (359,285)    (408,060)
                                                      ---------    ---------
  Subtotal                                              123,901      133,947
                                                      ---------    ---------
  Net deferred tax liability                          $ 110,097    $ 116,351
                                                      =========    =========

      The net change in the valuation allowance for the years ended March 31, 1997 and 1998 was an increase of $57,800 and $48,775, respectively.

      Income tax benefit is as follows:

                                    March 31,
                                               ----------------------------
                                                   1996      1997     1998
                                               -----------------------------

 Current                                        $  (1,144)  $ (142)  $  (699)
 Deferred                                           3,930      500     6,305
                                                ---------   ------   -------
 Total                                          $   2,786   $  358   $ 5,606
                                                =========   ======   =======

      A reconciliation of the statutory federal income tax rate and Adelphia's effective income tax rate is as follows:

                                                        Year Ended March 31,
                                                  -----------------------------
                                                    1996      1997      1998
                                                  -------- --------- ----------
Statutory federal income tax rate                     35%       35%        35%
Change in valuation allowance                        (37%)     (41%)      (26%)
State taxes, net of federal benefit                   (1%)       6%        (1%)
Other                                                  5%        -%        (5%)
                                                  -------- --------- ----------
Effective income tax benefit rate                      2%        -%         3%
                                                  ======== ========= ==========

9. Disclosures about Fair Value of Financial Instruments:

      Included in Adelphia's financial instrument portfolio are cash, notes payable to banks and institutions, debentures, redeemable preferred stock and interest rate swaps and caps. The carrying values of notes payable to banks and institutions approximate their fair values at March 31, 1997 and 1998. The carrying cost of the publicly traded notes, debentures and redeemable preferred stock at March 31, 1997 and 1998 were $1,361,845 and $2,400,753, respectively. At March 31, 1997, the carrying cost exceeded the fair value by $46,828. At March 31, 1998, the fair value exceeded the carrying cost by $199,296. At March 31, 1997 and 1998, Adelphia would have been required to pay approximately $7,632 and $5,822, respectively, to settle its interest rate swap and cap agreements, representing the excess of carrying cost over fair value of these agreements. The fair values of the debt, redeemable preferred stock and interest rate swaps and caps were based upon quoted market prices of similar instruments or on rates available to Adelphia for instruments of the same remaining maturities.

10.   Business Segment Information

      Refer to pages 29 and 30 for information regarding business segments for fiscal 1996, 1997 and 1998.

11.   Related Party Transactions:

      Adelphia currently manages cable television systems which are principally owned by Olympus and limited partnerships in which certain of Adelphia's principal shareholders who are executive officers have equity interests.

      Adelphia has agreements with Olympus and the Managed Partnerships which provide for the payment of fees to Adelphia. The aggregate fee revenues from Olympus and the Managed Partnerships amounted to $2,700, $2,939 and $3,960 for the years ended March 31, 1996, 1997 and 1998, respectively. In addition, Adelphia was reimbursed by Olympus and the Managed Partnerships for allocated corporate costs of $7,517, $6,335 and $6,436 for the years ended March 31, 1996, 1997 and 1998, respectively, which have been recorded as a reduction of selling, general and administrative expense.

      Adelphia leases from a partnership owned by principal shareholders who are executive officers certain buildings under operating leases. Rent expense under these operating leases aggregated $127, $133 and $104 for the years ended March 31, 1996, 1997 and 1998, respectively.

      Interest expense - net includes interest income from affiliates for long term borrowings of $10,623, $8,367 and $7,129 for the years ended March 31, 1996, 1997 and 1998, respectively, and for short term borrowings of $9,340 for the year ended March 31, 1998.

      Adelphia had interest rate swaps with affiliates for a notional amount of $175,000 for the years ended March 31, 1997 and 1998. Adelphia had $140,000 of pay fixed swaps with Olympus and $35,000 of received fixed swaps with the Managed Partnerships for the years ended March 31, 1997 and 1998. These swaps expire at various dates in 1998. The net effect of these interest rate swaps was to increase interest expense by $826, $50 and $128 for the years ended March 31, 1996, 1997 and 1998, respectively.

      During the years ended March 31, 1997 and 1998, respectively, Adelphia paid $2,563 and $2,485 to entities owned by certain shareholders of Adelphia primarily for property, plant and equipment and services.

12.   Quarterly Financial Data (Unaudited):

      The following tables summarize the financial results of Adelphia for each of the quarters in the years ended March 31, 1997 and 1998:


                                                                            Three Months Ended
                                                              ------------------------------------------------
                                                                June 30   September 30  December 31   March 31
                                                              ------------ ------------ ------------ ---------
Year Ended March 31, 1997:
Revenues                                                      $ 111,011    $ 117,437    $ 122,127    $ 122,203
                                                              ---------    ---------    ---------    ---------

Operating expenses:
Direct operating and programming                                 33,597       35,864       39,005       40,516
Selling, general and administrative                              18,638       20,175       22,319       20,631
Depreciation and amortization                                    28,477       30,262       30,813       34,514
                                                              ---------    ---------    ---------    ---------
Total                                                            80,712       86,301       92,137       95,661
                                                              ---------    ---------    ---------    ---------
Operating income                                                 30,299       31,136       29,990       26,542
                                                              ---------    ---------    ---------    ---------
Other income (expense):
Priority investment income from Olympus                           9,817       10,273       10,542       11,454
Interest expense - net                                          (58,447)     (58,806)     (57,201)     (57,871)
Equity in loss of Olympus and other joint ventures              (13,011)     (11,916)     (14,061)     (12,958)
Equity in loss of Hyperion joint ventures                        (1,636)      (1,362)      (2,145)      (2,080)
Gain on sale of investments                                       8,405         --           --          3,746
                                                              ---------    ---------    ---------    ---------
Total                                                           (54,872)     (61,811)     (62,865)     (57,709)
                                                              ---------    ---------    ---------    ---------
Loss before income taxes and extraordinary loss                 (24,573)     (30,675)     (32,875)     (31,167)
Income tax (expense) benefit                                       (166)         175           55          294
                                                              ---------    ---------    ---------    ---------
Loss before extraordinary loss                                  (24,739)     (30,500)     (32,820)     (30,873)
Extraordinary loss on early retirement of debt                   (2,079)        --           --         (9,631)
                                                              ---------    ---------    ---------    ---------
Net loss                                                      $ (26,818)   $ (30,500)   $ (32,820)   $ (40,504)
                                                              =========    =========    =========    =========

Basic and diluted loss per weighted average share of common
stock before
extraordinary loss                                            $   (0.94)   $   (1.16)   $   (1.25)   $   (1.15)
Basic and diluted extraordinary loss per weighted average
share on early retirement of debt                                 (0.08)        --           --          (0.36)
                                                              ---------    ---------    ---------    ---------
Basic and diluted net loss per weighted average share of
common stock                                                  $   (1.02)   $   (1.16)   $   (1.25)   $   (1.51)
                                                              =========    =========    =========    =========
Weighted average shares of common stock outstanding (in
thousands)                                                       26,308       26,308       26,308       26,726
                                                              =========    =========    =========    =========






                                                                               Three Months Ended
                                                               ---------------------------------------------------
                                                               June 30     September 30  December 31   March 31
                                                             ------------- ------------ ------------ ------------
Year  ended March 31, 1998:
Revenues                                                      $ 122,644    $ 128,990    $ 138,271    $ 138,537
                                                              ---------    ---------    ---------    ---------
Operating expenses:
Direct operating and programming                                 39,673       38,540       43,711       45,364
Selling, general and administrative                              22,259       23,472       24,354       25,646
Depreciation and amortization                                    33,733       33,586       37,251       40,471
                                                              ---------    ---------    ---------    ---------
Total                                                            95,665       95,598      105,316      111,481
                                                              ---------    ---------    ---------    ---------
Operating income                                                 26,979       33,392       32,955       27,056
                                                              ---------    ---------    ---------    ---------
Other income (expense):
Priority investment income from Olympus                          11,765       12,000       12,000       12,000
Interest expense - net                                          (61,737)     (62,432)     (63,172)     (59,766)
Equity in loss of Olympus and other joint ventures              (19,198)     (14,840)     (16,012)     (16,039)
Equity in loss of Hyperion joint ventures                        (2,540)      (3,886)      (2,858)      (3,683)
Hyperion preferred stock dividends                                 --           --         (5,988)      (6,694)
Gain on sale of investments                                        --            610          408        1,520
                                                              ---------    ---------    ---------    ---------
Total                                                           (71,710)     (68,548)     (75,622)     (72,662)
                                                              ---------    ---------    ---------    ---------
Loss before income taxes and extraordinary gain (loss)          (44,731)     (35,156)     (42,667)     (45,606)
Income tax benefit (expense)                                         70         (365)        (264)       6,165
                                                              ---------    ---------    ---------    ---------
Loss before extraordinary gain (loss)                           (44,661)     (35,521)     (42,931)     (39,441)
Extraordinary gain (loss) on early retirement of debt             2,300         --        (13,625)        --
                                                              ---------    ---------    ---------    ---------
Net loss                                                        (42,361)     (35,521)     (56,556)     (39,441)
Dividend requirements applicable to preferred stock                --         (4,550)      (7,448)      (6,852)
                                                              ---------    ---------    ---------    ---------
Net loss applicable to common stockholders                    $ (42,361)   $ (40,071)   $ (64,004)   $ (46,293)
                                                              =========    =========    =========    =========

Basic and diluted loss per weighted average share of common
stock before extraordinary gain (loss)                        $   (1.62)   $   (1.31)   $   (1.64)   $   (1.51)
Basic and diluted extraordinary gain (loss) per weighted
average share on early retirement of debt                          0.08         --          (0.45)        --
                                                              ---------    ---------    ---------    ---------
Basic and diluted net loss per weighted average share of
common stock                                                  $   (1.54)   $   (1.31)   $   (2.09)   $   (1.51)
                                                              =========    =========    =========    =========

Weighted average shares of common stock outstanding (in
thousands)                                                       27,468       30,647       30,647       30,730
                                                              =========    =========    =========    =========


13.   Subsequent Events:

      On April 1, 1998, the Company completed an exchange of cable systems with Time Warner. The Company exchanged its interests in Mansfield, Ohio area systems, which served approximately 64,400 subscribers for cash and interests in systems adjacent to systems owned or managed by Adelphia in Virginia, New England and New York, which served approximately 70,200 subscribers.

      On May 8, 1998, Hyperion completed an initial public offering ("IPO") of its Class A Common Stock ("Hyperion Stock"). As part of the offering, Adelphia purchased an incremental 3,324,001 shares of Hyperion Stock for $49,900 and converted indebtedness owed to the Company by Hyperion into 3,642,666 shares of Hyperion Stock. Adelphia owns approximately 66% of the Hyperion common stock on a fully diluted basis and 85% of the total voting power. Additional net proceeds of approximately $192,000 to Hyperion were received as a result of the sale of Hyperion Stock to the public.

      On May 15, 1998, Adelphia redeemed $69,838 aggregate principal amount of 12 1/2% Senior Notes due 2002 at 103% of principal.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information set forth above in Part I under the caption "Executive Officers of the Registrant" is incorporated herein by reference. The other information required by this item is incorporated herein by reference to the information set forth under the caption "Election of Directors - Description of Board of Directors"; the information set forth under the caption "Election of Directors - Nominee for Election by Holders of Class A Common Stock"; the information set forth under the caption "Election of Directors - Nominees for Election by Holders of Class A Common Stock and Class B Common Stock"; and the information, if any, under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," in the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or by reference to a filing amending this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

      The information required by this item is incorporated herein by reference to the information set forth under the caption "Executive Compensation" in the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or by reference to a filing amending this Annual Report on Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this item is incorporated herein by reference to the information set forth under the caption "Principal Stockholders" in the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or by reference to a filing amending this Annual Report of Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is incorporated herein by reference to the information set forth under the caption "Certain Transactions" in the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or by reference to a filing amending this Annual Report on Form 10-K.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      Financial Statements, schedules and exhibits not listed have been omitted where the required information is included in the consolidated financial statements or notes thereto, or is not applicable or required.
         (a)(1) A listing of the consolidated financial statements, notes and independent auditors' reports required in Item 8 are listed on pages 40 and 41 of this Annual
                  Report on Form 10-K.

              (2)  Financial Statement Schedules:
                            The following are included in this Report:
                           Schedule I  -- Condensed Financial Information of the
                            Registrant
                           Schedule II -- Valuation and Qualifying Accounts

               (3) Exhibits


Exhibit
   No.    Description


   3.01   Certificate of Incorporation of Adelphia Communications Corporation (Incorporated herein by reference is
          Exhibit 3.01 to the Registrant's Current Report on Form 8-K dated July 24, 1997.)  (File Number
          0-16014)

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

   4.11   Form of 13% Hyperion Telecommunications, Inc. Senior Discount Notes
          (Incorporated herein by reference is Exhibit 4.3 to Hyperion
          Telecommunications, Inc.'s Registration Statement No. 333-12619 on
          Form S-3, formerly on Form S-1.)

   4.12   First Supplemental Indenture, dated as of September 11, 1996, between
          Hyperion Telecommunications, Inc. and Bank of Montreal Trust Company
          (Incorporated herein be reference is Exhibit 4.2 of Hyperion
          Telecommunications, Inc.'s Registration Statement No. 333-12619 on
          Form S-3, formerly on Form S-1.)

   4.13   Indenture, dated as of November 12, 1996, between Olympus
          Communications, L.P., Olympus Capital Corporation and Bank of Montreal
          Trust Company (Incorporated herein by reference is Exhibit 10.02 to Registrant's Current Report on Form 8-K dated December 16, 1996.)
          (File Number 0-16014)

   4.14   Certificate of Designations for 13% Series A and Series B Cumulative
          Exchangeable Preferred Stock (Contained in Exhibit 3.01 to
          Registrant's Current Report on Form 8-K dated July 24, 1997, which is incorporated herein by reference.) (File Number 0-16014)

   4.15   Certificate of Designations for Series C Convertible Preferred Stock (Contained in Exhibit 3.01 to
          Registrant's Current Report on Form 8-K dated July 24, 1997, which is incorporated herein by reference.) (File Number 0-16014)

   4.16   Indenture, dated as of July 7, 1997, with respect to the Registrant's
          10 1/2% Senior Notes due 2004, between the Registrant and the Bank of
          Montreal Trust Company (Incorporated herein by reference is Exhibit
          4.03 from the Registrant's Current Report on Form 8-K dated July 24,
          1997.) (File Number 0-16014)

   4.17   Form of 10 1/2% Senior Note Due 2004 (Contained in Exhibit 4.03 to Registrant's Current Report on
          Form 8-K dated July 24, 1997 which is incorporated herein by reference.) (File Number 0-16014)

   4.18   Form of Indenture, with respect to the Registrant's 13% Senior
          Subordinated Exchange Debentures due 2009, between the Registrant and the Bank of Montreal Trust Company (Contained in Exhibit 3.01 as Annex
          A to Registrant's Current Report on Form 8-K dated July 24, 1997, which is incorporated herein by reference.) (File Number 0-16014)

   4.19   Form of Certificate for 13% Cumulative Exchangeable Preferred Stock (Incorporated herein by reference is Exhibit 4.06 from the Registrant's Current Report on Form 8-K dated July 24, 1997.) (File Number
          0-16014)

   4.20   Form of Certificate for Series C Convertible Preferred Stock (Incorporated herein by reference is
          Exhibit 4.06 from the Registrant's Current Report on Form 8-K dated July 24, 1997.) (File Number
          0-16014)

   4.21   Indenture, dated as of August 27, 1997, with respect to Hyperion
          Telecommunications, Inc. ("Hyperion") 12 1/4% Senior Secured Notes due
          2004, between Hyperion and the Bank of Montreal Trust Company
          (Incorporated herein by reference to Exhibit 4.01 to Hyperion's
          Current Report on Form 8-K dated August 27, 1997.) (File No. 0-21605)

   4.22   Form of 12 1/4% Senior Secured Note due 2004 (contained in Exhibit 4.21).

   4.23   Second Supplemental Indenture, dated as of August 27, 1997, between
          Hyperion and the Bank of Montreal Trust Company, regarding Hyperion's
          13% Senior Discount Notes due 2003 (Incorporated by reference herein to Exhibit 4.06 to Hyperion's Current Report on Form 8-K dated August
          27, 1997.) (File No.
          0-21605)

   4.24 Indenture, dated as of September 25, 1997, with respect to the Registrant's 9 1/4% Senior Notes due 2002, between the Registrant and the Bank of Montreal Trust Company (Incorporated herein by reference is Exhibit 4.01 from the Registrant's Current Report on Form 8-K, dated September 25, 1997.) (File Number 0-16014)

   4.25   Registration Rights Agreement between Adelphia Communications
          Corporation and the Initial Purchaser, dated September 25, 1997, regarding the Registrant's 9 1/4% Senior Notes due 2002 (Incorporated herein by reference is Exhibit 4.02 from the Registrant's Current
          Report on Form 8-K, dated September 25, 1997.) (File Number 0-16014)

   4.26   Form of 9 1/4% Senior Note due 2002 (contained in Exhibit 4.25).

   4.27 Indenture, dated as of January 21, 1998, with respect to the Registrant's 8 3/8% Senior Notes due 2008, between the Registrant and the Bank of Montreal Trust Company (Incorporated by reference herein is Exhibit 4.01 from the Registrant's Current Report on Form 8-K dated
          January 21, 1998.) (File No.
          0-10614)

   4.28   Registration Rights Agreement between Adelphia Communications
          Corporation and the Initial Purchaser, dated January 21, 1998, regarding the Registrant's 8 3/8% Senior Notes due 2008 (Incorporated by reference herein is Exhibit 4.02 from the Registrant's Current
          Report on Form 8-K dated January 21, 1998.) (File No. 0-16014)

   4.29   Form of 8 3/8% Senior Note due 2008 (contained in Exhibit 4.28).

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

  10.07*  Stock Option Plan of 1986, as amended (Incorporated herein by reference is Exhibit 10.07 to Registration
          Statement No. 33-46551 on Form S-1.)

  10.08*   Restricted Stock Bonus Plan, as amended (Incorporated herein by reference is Exhibit 10.08 to
          Registration Statement No. 33-46551 on Form S-1.)

  10.09   Business Opportunity Agreement (Incorporated herein by reference is Exhibit 10.13 to Registration
          Statement No. 33-3674 on Form S-1.)

  10.10*  Employment Agreement between the Company and John J. Rigas
          (Incorporated herein by reference is Exhibit 10.14 to Registration
          Statement No. 33-6974 on Form S-1.)

  10.11*  Employment Agreement between the Company and Daniel R. Milliard
          (Incorporated herein by reference is Exhibit 10.15 to Registration
          Statement No. 33-6974 on Form S-1.)

  10.12*  Employment Agreement between the Company and Timothy J. Rigas
          (Incorporated herein by reference is Exhibit 10.16 to Registration
          Statement No. 33-6974 on Form S-1.)

  10.13*  Employment Agreement between the Company and Michael J. Rigas
          (Incorporated herein by reference is Exhibit 10.17 to Registration
          Statement No. 33-6974 on Form S-1.)

  10.14*  Employment Agreement between the Company and James P. Rigas
          (Incorporated herein by reference is Exhibit 10.18 to Registration
          Statement No. 33-6974 on Form S-1.)

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

  10.18*  $50,000 Term Note and Pledge Agreement between Adelphia Communications
          Corporation as lender and Daniel R. Milliard, dated October 1, 1988
          (Incorporated herein by reference is Exhibit 10.03 of Registrant's
          Quarterly Report on Form 10-Q for the quarter ended September 30,
          1991.) (File Number 0-16014)

  10.19*  $205,000 Revolving Term Note and Pledge Agreement among Adelphia
          Communications Corporation as lender, Daniel R. Milliard and David
          Acker (Incorporated herein by reference is Exhibit 10.04 of Registrant's Quarterly Report on Form 10-Q for the quarter ended
          September 30, 1991.) (File Number 0-16014)

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

  10.31*  Hyperion Telecommunications, Inc. Long-Term Incentive Compensation Plan (Incorporated herein by reference is Exhibit 10.17 to Hyperion Telecommunications, Inc.'s Registration Statement  No. 333-13663
          on Form S-1.)

  10.32   Purchase Agreement, dated as of November 6, 1996, between Olympus
          Communications, L.P., Olympus Capital Corporation and Goldman, Sachs &
          Co. (Incorporated herein by reference is Exhibit 10.01 to Registrant's
          Current Report on Form 8-K dated December 16, 1996.) (File Number
          0-16014)

  10.33   Registration Rights Agreement among Charles R. Drenning, Paul D. Fajerski, Randolph S. Fowler, Adelphia
          Communications Corporation and Hyperion Telecommunications Inc. (Incorporated herein by reference is Exhibit 10.18 to
          Hyperion Telecommunications, Inc.'s Registration Statement No. 333-13663 on Form S-1.)

  10.34   Registration Rights Agreement between Adelphia Communications
          Corporation and Hyperion Telecommunications Inc. (Incorporated herein by reference is
          Exhibit 10.19 to Hyperion Telecommunications, Inc.'s Registration
          Statement No.
          333-13663 on Form S-1.)

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

  10.38*  Employment Agreement between Hyperion Telecommunications, Inc. and
          Daniel R. Milliard dated as of March 4, 1997 (Incorporated herein by reference is Exhibit 10.03 to Adelphia Communications Corporation's
          Current Report on Form 8-K dated May 1, 1997) (File Number 0-16014)

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

  10.40   Purchase Agreement among Adelphia Communications Corporation, Smith Barney Inc., Bear Stearns & Co.
          Inc., NationsBanc Capital Markets, Inc. and TD Securities (USA) Inc. (the "Initial Purchasers") dated
          July 1, 1997.  (Incorporated herein by reference is Exhibit 10.01 from the Registrant's Current
          Report on Form 8-K dated July 24, 1997.) (File Number 0-16014)

  10.41   Registration Rights Agreement among Adelphia Communications
          Corporation, the Initial Purchasers and Highland Holdings, dated July
          7, 1997, regarding the 13% Cumulative Exchangeable Preferred Stock.
          (Incorporated herein by reference is Exhibit 10.02 from the Registrant's Current Report on Form 8-K dated July 24, 1997.) (File
          Number 0-16014)

  10.42   Registration Rights Agreement among Adelphia Communications
          Corporation and the Initial Purchasers, dated July 7, 1997, regarding the 10 1/2% Senior Notes due 2004. (Incorporated herein by reference is Exhibit 10.03 from the Registrant's Current Report on Form 8-K dated July 24, 1997.) (File Number 0-16014)

  10.43   Registration Rights Agreement among Adelphia Communications
          Corporation, Highland Holdings and Telesat Cablevision, Inc., dated
          July 7, 1997. (Incorporated herein by reference is Exhibit 10.04 from the Registrant's Current Report on Form 8-K dated July 24, 1997.)
          (File Number 0-16014)

  10.44   Purchase Agreement between Adelphia Communications Corporation and Highland Holdings, dated July 1,
          1997.  (Incorporated herein by reference is Exhibit 10.05 from the Registrant's Current Report on
          Form 8-K dated July 24, 1997.) (File Number 0-16014)

  10.45   Series C Preferred Stock Purchase Agreement among Adelphia
          Communications Corporation, Highland Holdings and Telesat Cablevision,
          Inc., dated June 22, 1997. (Incorporated herein by reference is Exhibit 10.06 from the Registrant's Current Report on Form 8-K dated
          July 24, 1997.) (File Number 0-16014)

  10.46   Pledge Agreement between Hyperion and the Bank of Montreal Trust
          Company as Collateral Agent, dated as of August 27, 1997.
          (Incorporated by reference herein is Exhibit 4.03 to Hyperion's
          Current Report on Form 8-K dated August 27, 1997) (File No. 0-21605).

  10.47   Registration Rights Agreement between Hyperion and the Initial
          Purchasers, dated August 27, 1997, regarding the 12 1/4% Senior
          Secured Notes due 2004 (Incorporated herein by reference to Exhibit
          4.04 to Hyperion's Current Report on Form 8-K dated August 27, 1997.)
          (File No. 0-21605).

  10.48   Pledge, Escrow and Disbursement Agreement, between Hyperion and the
          Bank of Montreal Trust Company dated as of August 27, 1997.
          (Incorporated by reference herein to Exhibit 4.05 to Hyperion's
          Current Report on Form 8-K dated August 27, 1997) (File No. 0-21605).

  10.49   Purchase Agreement among Hyperion, Bear Stearns & Co. Inc., Chase
          Securities Inc., TD Securities (USA) Inc., CIBC Wood Gundy Securities
          Corp., and Scotia Capital Markets (the "Initial Purchasers") dated
          August 21, 1997. (Incorporated herein by reference to Exhibit 10.01 to
          Hyperion's Current Report on Form 8-K dated August 27, 1997) (File No.
          0-21605).

  10.50   Purchase Agreement among Adelphia Communications Corporation and Smith
          Barney Inc. (the "Initial Purchaser") dated September 22, 1997
          (Incorporated herein by reference is Exhibit 10.01 from the Registrant's Current Report on Form 8-K, dated September 25, 1997)
          (File Number 0-16014).

  10.51   Purchase Agreement among Adelphia Communications Corporation and Salomon Brothers Inc. (the "Initial
          Purchaser") dated January 15, 1998 (Incorporated by reference herein is Exhibit 10.01 from the
          Registrant's Current Report on Form 8-K dated January 21, 1998.) (File No. 0-16014)

  10.52*  Management Services Agreement dated as of April 10, 1998, between the
          Registrant and Hyperion Telecommunications, Inc. (Incorporated herein by reference is Exhibit 10.23 to Registration Statement No. 333-48209 on Form S-1 filed by Hyperion Telecommunications, Inc.)

  10.53   Letter Agreement dated April 10, 1998, among Hyperion
          Telecommunications, Inc., the Registrant and MCImetro Access
          Transmission Services, Inc. (Incorporated herein by reference is Exhibit 10.24 to Registration Statement No. 333-48209 on Form S-1 filed by Hyperion Telecommunications, Inc.)

  10.54 Amendment to Registration Rights Agreement dated as of April 15, 1998, between Hyperion Telecommunications, Inc. and the Registrant
          (Incorporated herein by reference is Exhibit 10.25 to Registration
          Statement No. 333-48209 on Form S-1 filed by Hyperion
          Telecommunications, Inc.)

  10.55   Letter Agreement dated as of April 9, 1998, between Hyperion
          Telecommunications, Inc. and the Registrant regarding the purchase of Hyperion's Class A Common Stock (Incorporated herein by reference is
          Exhibit 10.26 to Registration Statement No. 333-48209 on Form S-1 filed by Hyperion Telecommunications, Inc.)

  10.56   U.S. Underwriting Agreement dated May 4, 1998 among Hyperion
          Telecommunications, Inc. and the Representatives named therein
          (Incorporated herein by reference is Exhibit 10.01 to Hyperion
          Telecommunications, Inc.'s Current Report on Form 8-K dated June 24,
          1998) (File Number 0-21605).)

  10.57   International Underwriting Agreement dated May 4, 1998 among Hyperion
          Telecommunications, Inc. and the Representatives named therein
          (Incorporated herein by reference is Exhibit 10.02 to Hyperion
          Telecommunications, Inc.'s Current Report on Form 8-K dated June 24,
          1998.) (File Number 0-21605).)

  10.58   Warrant issued by Hyperion Telecommunications, Inc. to MCI dated May
          8, 1998 (Incorporated herein by reference is Exhibit 10.03 to Hyperion
          Telecommunications, Inc.'s Current Report on Form 8-K dated June 24,
          1998.) (File Number 0-21605).)

  10.59 Warrant issued by Hyperion Telecommunications, Inc. to the Registrant dated June 5, 1998 (Incorporated herein by reference is Exhibit 10.04 to Hyperion Telecommunications, Inc.'s Current Report on Form 8-K dated June 24, 1998.) (File Number 0-21605).)

  21.01   Subsidiaries of the Registrant (Filed herewith)

  23.01   Consent of Deloitte & Touche LLP (Filed herewith)

  27.01   Financial Data Schedule (Filed herewith)

  99.01   Material incorporated by reference into this Form 10-K of the Olympus
          Communications, L.P. and Olympus Capital Corporation Form 10-K for the year ended December 31, 1997.

  99.02   Material incorporated by reference into this Form 10-K from pages 3 to
          6 of Form 10-Q of Olympus Communications, L.P. and Olympus Capital
          Corporation for the quarter ended March 31, 1998 (Filed herewith)
 ---------------------

* Denotes management contracts and compensatory plans and arrangements required to be identified by Item 14(a)(3).
-----------------------

     The Registrant will furnish to the Commission upon request copies of instruments not filed herewith which authorize the issuance of long-term obligations of Registrant not in excess of 10% of the Registrant's total assets on a consolidated basis.

     (b) The Registrant filed a Form 8-K report dated January 21, 1998 which reported information under Items 5 and 7 thereof. No financial statements were filed with such Form 8-K report.

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

                                                                                  March 31,
                                                                        ----------------------------
                                                                           1997            1998
                                                                        ------------  --------------
ASSETS:

Investment in and net advances to cable television
subsidiaries and related parties                                        $   353,531    $   873,398
Property and equipment - net                                                 26,258         30,776
Cash and cash equivalents                                                        97            103
Other assets - net                                                           81,712         81,823
                                                                        -----------    -----------
Total                                                                   $   461,598    $   986,100
                                                                        ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY):

Losses and distributions in excess of investments in and net advances
to cable television subsidiaries                                        $   475,437    $   515,957
Parent debt                                                               1,174,672      1,580,274
Other debt                                                                    9,537          2,745
Accrued interest and other liabilities                                       55,833         54,927
                                                                        -----------    -----------
Total liabilities                                                         1,715,479      2,153,903

Redeemable exchangeable preferred stock                                        --          148,062

Stockholders' equity (deficiency) - see consolidated financial
statements included herein for details                                   (1,253,881)    (1,315,865)
                                                                        -----------    -----------
Total                                                                   $   461,598    $   986,100
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

                                                               Year Ended March 31,
                                                      -------------------------------------
                                                          1996         1997        1998
                                                      -----------  -----------  -----------
INCOME:

Income from subsidiaries and affiliates                $  55,277    $  57,479    $  65,369
                                                       ---------    ---------    ---------

EXPENSES:

Operating expenses and fees to subsidiaries                2,156        2,044        2,144
Depreciation and amortization                              5,942        5,882        7,408
Interest expense to subsidiaries and affiliates           14,645       18,591       16,831
Interest expense to others                               107,829      103,735      134,984
                                                       ---------    ---------    ---------
Total                                                    130,572      130,252      161,367
                                                       ---------    ---------    ---------
Loss before gain on sale of investment and equity in
net loss of subsidiaries                                 (75,295)     (72,773)     (95,998)

Gain on sale of investments                                 --          3,746        1,927
Equity in net loss of subsidiaries                       (44,599)     (49,905)     (68,483)
                                                       ---------    ---------    ---------
Loss before extraordinary loss                          (119,894)    (118,932)    (162,554)
Extraordinary loss on early retirement of debt              --        (11,710)     (11,325)
                                                       ---------    ---------    ---------
Net loss                                                (119,894)    (130,642)    (173,879)
Dividend requirements applicable to preferred stock         --           --        (18,850)
                                                       ---------    ---------    ---------
Net loss applicable to common stockholders             $(119,894)   $(130,642)   $(192,729)
                                                       =========    =========    =========




                       See notes to condensed financial information of the egistrant.



                                           SCHEDULE I (Page 3 of 4)
                             ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                         Condensed information as to the Cash Flows of the Registrant
                                            (Dollars in thousands)

                                                              Year Ended March 31,
                                                      ------------------------------------
                                                          1996         1997         1998
                                                      ------------  ----------  -----------
Cash flows from operating activities:
Net loss                                               $(119,894)   $(130,642)   $(173,879)
Adjustments to reconcile net loss to net cash used for operating activities:
Equity in net loss of subsidiaries                        44,599       49,905       68,483
Gain on sale of investments                                 --         (3,746)      (1,927)
Extraordinary loss on debt retirement                       --         11,710       11,325
Depreciation and amortization                              5,942        5,882        7,408
Noncash interest expense                                  16,288       17,893        9,389
Change in operating assets and liabilities:
Other assets                                              (6,832)        (711)       1,661
Accrued interest and other liabilities                    22,107       (2,165)       2,814
                                                       ---------    ---------    ---------
Net cash used for operating activities                   (37,790)     (51,874)     (74,726)
                                                       ---------    ---------    ---------

Cash flows from investing activities:
Investments in and advances from (to) subsidiaries
and related parties - net                                 43,120     (162,812)    (539,459)
Expenditures for property, plant and equipment              (161)        (669)        (722)
Proceeds from sale of investments                           --           --         12,678
                                                       ---------    ---------    ---------
Net cash provided by (used for) investing activities      42,959     (163,481)    (527,503)
                                                       ---------    ---------    ---------

Cash flows from financing activities:
Proceeds from debt                                         1,100      348,312      624,142
Repayments of debt                                        (3,252)    (122,615)    (232,421)
Issuance of redeemable exchangeable preferred stock         --           --        147,976
Issuance of convertible preferred stock                     --           --         97,000
Preferred stock dividends paid                              --           --        (14,787)
Premium paid on early retirement of debt                    --         (8,207)     (12,153)
Debt financing costs                                        --         (5,135)      (7,522)
                                                       ---------    ---------    ---------
Net cash (used for) provided by financing activities      (2,152)     212,355      602,235
                                                       ---------    ---------    ---------

Increase (decrease) in cash and cash equivalents           3,017       (3,000)           6

Cash and cash equivalents, beginning of year                  80        3,097           97
                                                       ---------    ---------    ---------

Cash and cash equivalents, end of year                 $   3,097    $      97    $     103
                                                       =========    =========    =========

Supplemental disclosure of cash flow activity -
Cash payments for interest                             $ 103,965    $ 106,746    $ 134,805
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

    1. Amounts advanced between Adelphia and related parties:

      Adelphia Communications Corporation ("Adelphia") has periodically advanced to and borrowed funds from subsidiaries and affiliates. Adelphia, its subsidiaries and affiliates charge interest on such amounts at rates ranging from 2% to 11% with principal due upon demand five years after March 31, 1998.

     2.  Reclassifications:

      Certain 1997 amounts have been reclassified to conform with the 1998 presentation.


                                   SCHEDULE II
              ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in thousands)

                                                      Balance            Charged
                                                        at              to Costs                               Balance
                                                     Beginning             and            Deductions-          at End
                                                      of Year           Expenses          Write-Offs           of Year
                                                   --------------     --------------     --------------     --------------

Year Ended March 31, 1996

Allowance for Doubtful Accounts                         $  3,503          $   5,827            $  8,114          $   1,216
                                                        ========          =========            ========          =========

Year Ended March 31, 1997

Allowance for Doubtful Accounts                         $  1,216          $   8,398            $  8,269          $   1,345
                                                        ========          =========            ========          =========

Year Ended March 31, 1998

Allowance for Doubtful Accounts                         $  1,345          $   8,685            $  8,864          $   1,166
                                                        ========          =========            ========          =========

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       ADELPHIA COMMUNICATIONS CORPORATION

June 25, 1998                         By:     /s/ John J. Rigas
                                                ------------------
                                                John J. Rigas,
                                                Chairman, President and Chief
                                                Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

June 25, 1998                                         /s/ John J. Rigas
                                                        ------------------
                                                        John J. Rigas,
                                                        Director

June 25, 1998                                         /s/ Timothy J. Rigas
                                                        ---------------------
                                                        Timothy J. Rigas,
                                                        Executive Vice
                                                        President, Chief
                                                        Financial Officer,
                                                        Chief Accounting
                                                        Officer, Treasurer and
                                                        Director

June 25, 1998                                         /s/ Michael J. Rigas
                                                        ---------------------
                                                        Michael J. Rigas,
                                                        Executive Vice
                                                        President, Operations
                                                        and Director
June 25, 1998                                         /s/ James P. Rigas
                                                        -------------------
                                                        James P. Rigas,
                                                        Executive Vice
                                                        President, Strategic
                                                        Planning and  Director

June 25, 1998                                         /s/ Daniel R. Milliard
                                                        -----------------------
                                                        Daniel R. Milliard,
                                                        Senior Vice President,
                                                        Secretary and Director

June 25, 1998                                         /s/ Dennis P. Coyle
                                                        --------------------
                                                        Dennis P. Coyle,
                                                        Director

June 25, 1998                                         /s/ Pete J. Metros
                                                        -------------------
                                                        Pete J. Metros,
                                                        Director

June 25, 1998                                         /s/ Perry S. Patterson
                                                        -----------------------
                                                        Perry S. Patterson,
                                                        Director