Form 10-K/A
period 1998-03-31
ADELPHIA COMMUNICATIONS CORP
filed 1998-07-29
CIK 796486

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Aggregate market value of outstanding Class A Common stock par value $.01 per share, held by non-affiliates of the registrant at July 27, 1998 was $489.9 million based on the closing sale price as computed by the NASDAQ National Market system as of that date. For purposes of this calculation only, affiliates are deemed to be directors and executive officers of the registrant.

At July 27, 1998, 20,043,528 shares of Class A Common Stock, par value $0.01 per share, and 10,944,476 shares of Class B Common Stock, par value $0.01 per share, of the registrant were outstanding.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the form 10-K or any amendment to the Form 10-K. X

         The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended March 31, 1998 as set forth in the pages attached hereto:

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



                                            ADELPHIA COMMUNICATIONS CORPORATION



July 27, 1998                             By:   /s/ Timothy J. Rigas
                                               ---------------------
                                                    Timothy J. Rigas
                                                    Executive Vice President,
                                                    Chief Financial Officer and
                                                    Chief Accounting Officer

Item  10.  Directors  and  Executive  Officers  of  the  Registrant

         The information set forth in Part I under the caption "Executive Officers of the Registrant" is incorporated herein by reference. All of the following directors were first elected or appointed as directors in 1986 except for Mr. Dennis Coyle. Mr. Coyle was first elected as a director of the Company in 1995.


Perry S. Patterson
Age 80

         Perry S. Patterson became a director of Adelphia Communications Corporation ("Adelphia" or the "Company") on September 9, 1986. Since 1977, Mr. Patterson has practiced law in Coudersport, Pennsylvania. From 1975 to 1977, Mr. Patterson served as President Judge of the Court of Common Pleas of the 55th Judicial District in Potter County, Pennsylvania. He was a partner of the law firm of Kirkland & Ellis, in Chicago, Illinois and Washington, D.C. from 1950 to 1973. Mr. Patterson attended Georgetown University and graduated from Northwestern University Law School in 1941.


John J. Rigas
Age 73

         John J. Rigas is the founder, Chairman, President and Chief Executive Officer of Adelphia and is President of its subsidiaries. He is also Chairman and a director of Hyperion Telecommunications, Inc. ("Hyperion"). Mr. Rigas has served as President or general partner of most of the constituent entities which became wholly-owned subsidiaries of Adelphia upon its formation in 1986, as well as the cable television operating companies acquired by the Company which were wholly or partially owned by members of the John J. Rigas family or entities controlled by them ("the Rigas Family"). Mr. Rigas has owned and operated cable television systems since 1952. Among his business and community service activities, Mr. Rigas is Chairman of the Board of Directors of Citizens Bancorp., Inc., Coudersport, Pennsylvania, and a member of the Board of Directors of Charles Cole Memorial Hospital. He is a director of the National Cable Television Association and a past President of the Pennsylvania Cable Television Association. He is also a member of the Board of Directors of C-SPAN and the Cable Advertising Bureau, and is a Trustee of St. Bonaventure University. He graduated from Rensselaer Polytechnic Institute with a B.S. in Management Engineering in 1950.

         John J. Rigas is the father of Michael J. Rigas, Timothy J. Rigas and James P. Rigas, each of whom currently serves as a director and executive officer of the Company.


Michael J. Rigas
Age 44

         Michael J. Rigas is Executive Vice President, Operations of Adelphia and is a Vice President of its subsidiaries. He is also Vice Chairman and a director of Hyperion. Since 1981, Mr. Rigas has served as a Senior Vice President, Vice President, general partner or other officer of the constituent entities which became wholly-owned subsidiaries of Adelphia upon its formation in 1986, as well as the cable television operating companies acquired by the Company which were wholly or partially owned by members of the Rigas Family. From 1979 to 1981, he worked for Webster, Chamberlain & Bean, a Washington, D.C. law firm. Mr. Rigas graduated from Harvard University (magna cum laude) in 1976 and received his Juris Doctor degree from Harvard Law School in 1979.


Timothy J. Rigas
Age 42

         Timothy J. Rigas is Executive Vice President, Chief Financial Officer, Chief Accounting Officer and Treasurer of Adelphia and its subsidiaries. He is also Vice Chairman, Chief Financial Officer and Treasurer and a director of Hyperion. Since 1979, Mr. Rigas has served as Senior Vice President, Vice President, general partner or other officer of the constituent entities which became wholly-owned subsidiaries of Adelphia upon its formation in 1986, as well as the cable television operating companies acquired by the Company which were wholly or partially owned by members of the Rigas Family. Mr. Rigas graduated from the University of Pennsylvania, Wharton School, with a B.S. degree in Economics (cum laude) in 1978.


James P. Rigas
Age 40

         James P. Rigas is Executive Vice President, Strategic Planning of Adelphia and is a Vice President of its subsidiaries, and also serves as Vice Chairman and Chief Executive Officer and a director of Hyperion. Since February 1986, Mr. Rigas has served as a Senior Vice President, Vice President or other officer of the constituent entities which became wholly-owned subsidiaries of Adelphia upon its formation in 1986, as well as the cable television operating companies acquired by the Company which were wholly or partially owned by members of the Rigas Family. Among his business activities, Mr. Rigas is a member of the Board of Directors of Cable Labs. Mr. Rigas graduated from Harvard University (magna cum laude) in 1980 and received a Juris Doctor degree and an M.A. degree in Economics from Stanford University in 1984. From June 1984 to February 1986, he was a consultant with Bain & Co., a management consulting firm.


Daniel R. Milliard
Age 51

         Daniel R. Milliard is Senior Vice President and Secretary of Adelphia and its subsidiaries, and also serves as President and Chief Operating Officer and a director of Hyperion. Since 1982, Mr. Milliard served as Vice President, Secretary and/or General Counsel of Adelphia and the constituent entities which became wholly-owned subsidiaries of Adelphia, as well as the cable television operating companies acquired by the Company which were wholly or partially owned by members of the Rigas Family. He served as outside general counsel to the Company's predecessors from 1979 to 1982. Mr. Milliard graduated from American University in 1970 with a Bachelor of Science degree in Business Administration. He received an M.A. degree in Business from Central Missouri State University in 1971, where he was an Instructor in the Department of Finance, School of Business and Economics, from 1971-1973, and received a Juris Doctor degree from the University of Tulsa School of Law in 1976. He is a Director of Citizens Bancorp., Inc. in Coudersport, Pennsylvania and President of the Board of Directors of Charles Cole Memorial Hospital.


Pete J. Metros
Age 58

         Pete J. Metros became a director of Adelphia on November 4, 1986. Mr. Metros has been President and a member of the Board of Directors of Rapistan Demag Corporation, a subsidiary of Mannesmann AG, since December 1991. From August 1987 to December 1991, he was President of Rapistan Corp., the predecessor of Rapistan Demag Corporation, and of Truck Products Corp., both of which were major subsidiaries of Lear Siegler Holdings Corp. From 1980 to August 1987, Mr. Metros was President of the Steam Turbine, Motor & Generator Division of Dresser-Rand Company. From 1964 to 1980, he held various positions at the General Electric Company, the last of which was Manager Manufacturing for the Large Gas Turbine Division. Mr. Metros is also on the Board of Directors of Hyperion, and Borroughs Corporation of Kalamazoo, Michigan. Mr. Metros received a BS degree from the Georgia Institute of Technology in 1962.


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

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company or written representations that no other reports were required, the Company's directors, executive officers and more than ten percent stockholders filed on a timely basis all reports due under Section 16(a) for the period from April 1, 1997 through March 31, 1998.

Item 11. Executive Compensation

Summary Compensation Table

         The following table sets forth certain information regarding compensation paid by the Company for services rendered during the Company's last three fiscal years in the period ended March 31, 1998 to the Company's Chief Executive Officer and the four most highly compensated executive officers whose compensation exceeded $100,000 in salary and bonus during fiscal 1998:


Annual Compensation

                                                                            Long-Term
                                                                           Compensation
                                                   Annual Compensation($)   Restricted         All Other
Name and Principal Position           Fiscal Year   Salary         Bonus  Stock Awards($)  Compensation($)(a)(b)
---------------------------           -----------   ------         -----  --------------   --------------------

John J. Rigas                              1998    1,271,939         --         --           461,378
Chairman, President and                    1997    1,235,194         --         --           473,852
Chief Executive Officer                    1996      641,963         --         --           474,495

Michael J. Rigas                           1998      213,011         --         --            10,950
Executive Vice President,                  1997      206,857         --         --            10,950
Operations                                 1996      205,948         --         --            10,750

Timothy J. Rigas                           1998      213,089         --         --            10,950
Executive Vice President, Chief            1997      207,618         --         --            10,950
Financial Officer and Treasurer            1996      205,948         --         --            10,750

James P. Rigas                             1998      213,011         --         --            11,410
Executive Vice President,                  1997      206,857         --         --            11,410
Strategic Planning                         1996      205,948         --         --            11,201

Daniel R. Milliard (c)                     1998      216,399       13,412     27,000           5,340
Senior Vice President and                  1997      238,863       75,000    156,000           5,340
Secretary                                  1996      207,474         --         --             5,250


         (a) Fiscal 1998, 1997 and 1996 amounts include: (i) life insurance premiums paid during each respective fiscal year by the Company under employment agreements with John J. Rigas, Michael J. Rigas, Timothy J. Rigas, James P. Rigas and Daniel
                  R. Milliard, in premium payment amounts of $200,000, $10,200, $10,200, $10,660 and $4,590, respectively, during fiscal 1998,
                  $200,000, $10,200, $10,200, $10,660 and $4,590, during fiscal
                  1997, and $200,000, $10,000, $10,000, $10,451, and $4,500,
                  respectively, during fiscal 1996, on policies owned by the respective named executive officers; (ii) $230,746, $250,970 and $250,829 for John J. Rigas which represents the dollar value of the benefit of the whole-life portion of the premiums paid by the Company during fiscal 1998, 1997 and 1996, respectively, pursuant to a split-dollar life insurance arrangement projected on an actuarial basis; (iii) $29,882, $22,132 and $22,916 for John J. Rigas which represents payments by the Company during fiscal 1998, 1997 and 1996, respectively, pursuant to a split-dollar life insurance arrangement that is attributable to term life insurance coverage; and (iv) $750 in Company matching contributions for each executive officer under the Company's 401(k) savings plan for each of fiscal 1998, 1997 and 1996. The amounts shown above do not include transactions between the Company and certain executive officers or certain entities which are privately owned in whole or in part by the executive officers named in the table. See "Item 13, Certain Relationships and Related Transactions."

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

         (c) Amounts shown for Daniel R. Milliard include amounts paid by the Company under Mr. Milliard's employment agreement with the Company, which was terminated March 4, 1997 and amounts paid since March 4, 1997 under Mr. Milliard's new employment agreement with Hyperion as described below. Mr. Milliard was granted, pursuant to his employment agreement, restricted stock bonus awards under Hyperion's Plan of 338,000 and 58,500 shares of Hyperion Class A Common Stock which had a value of approximately $156,000 and $27,000 as of March 4, 1997 and April 1, 1997, the dates of grant, respectively. The 396,500 shares are not subject to vesting and will fully participate in dividends and distributions.

         All of the executive officers are eligible to receive bonuses of Class A Common Stock under the Company's Restricted Stock Bonus Plan, as amended, to be awarded or granted at the discretion of the Bonus Committee (as defined therein), subject to certain limitations on the number of shares that may be awarded to each executive officer under the Bonus Plan. No awards were made under either the Restricted Stock Bonus Plan or the Stock Option Plan of 1986 during fiscal 1998.


Employment Contracts and Termination of Employment

         During fiscal 1998, each of the named executive officers had an employment agreement with the Company which is automatically renewable each year unless one party gives the other prior notice and which provides among other things for compensation review by the Compensation Committee, the insurance premium payments listed in note (a)(i) to the Summary Compensation Table above, and benefits. In addition, under such employment agreements, upon termination of such employment for any reason other than "for cause," each of the executive officers will be entitled to receive severance pay equal to three months of their salary plus the amount of insurance premiums payable under such officer's employment agreement which, as of April 1, 1998, in the aggregate in the case of John J. Rigas would be approximately $374,721.

         As of March 4, 1997, Mr. Milliard entered into an employment agreement with Hyperion, currently a 66% owned subsidiary of the Company, and terminated his employment agreement with Adelphia. Mr. Milliard serves as President and Chief Operating Officer of Hyperion. Mr. Milliard's employment agreement with Hyperion provides for base salary, annual cash bonuses based on achievement, stock options and stock bonuses, certain employee benefits and certain change-in-control and other provisions, and expires on March 31, 2001 unless terminated earlier pursuant to its terms. Mr. Milliard will continue to serve as a director, senior vice president and secretary of Adelphia, although he will receive no additional compensation for serving in such capacities.

         During fiscal 1996 the Company began paying the annual premiums related to a split-dollar life insurance arrangement for joint and survivor life insurance coverage for John J. Rigas and his spouse. Upon the earlier of the death of Mr. Rigas and the death of his spouse or the termination of the arrangement, the Company will recover all of the premiums previously paid by the Company. The compensation related to such arrangement is derived as described in notes (a)(ii) and (iii) to the Summary Compensation Table above.


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

Item 12.  Security  Ownership  of  Certain  Beneficial  Owners  and  Management

         The following table sets forth, based on information available to the Company as of July 27, 1998, certain information with respect to the beneficial ownership of Class A Common Stock and Class B Common Stock by each director or nominee for director, all executive officers and directors of Adelphia as a group, and each person known to Adelphia to own beneficially more than 5% of such Common Stock, based on 20,043,528 shares of Class A Common Stock and 10,944,476 shares of Class B Common Stock outstanding, respectively, as of such date. Unless otherwise noted, the individuals have sole voting and investment power. The business address of each such 5% beneficial owner named below, unless otherwise noted, is Main at Water Street, Coudersport, Pennsylvania 16915.


                                                    Shares of        Percent of       Shares of      Percent of
                                                     Class A           Class A         Class B         Class B
                                                      Common           Common           Common          Common
Name and Addresses                                    Stock             Stock           Stock            Stock

John J. Rigas                                                   (a)           (b)      5,883,004(c)          53.8%
Michael J. Rigas                                                (a)           (b)      1,915,970(c)          17.5%
Timothy J. Rigas                                                (a)           (b)      1,915,970(c)          17.5%
James P. Rigas                                                  (a)           (b)      1,151,634(c)          10.5%
Daniel R. Milliard                                         1,000(d)           (e)                 -              -
Perry S. Patterson                                            2,250           (e)                 -              -
Pete J. Metros                                                  100           (e)                 -              -
Dennis P. Coyle                                               1,000           (e)                 -              -
All executive officers and directors
   as a group (eight persons)                      26,897,247(a)(c)           (b)     10,572,713(c)          96.6%

Syracuse Hilton Head Holdings, L.P.                    2,398,151(f)         12.0%                 -              -
   Main at Water Street
   Coudersport, Pennsylvania 16915

Highland Holdings                                     13,849,915(g)         47.0%                 -              -
   Main at Water Street
   Coudersport, Pennsylvania 16915

Ellen K. Rigas                                                  (h)           (i)        371,762(c)           3.4%
   Main at Water Street
   Coudersport, Pennsylvania 16915

Capital Research and Management Co.                    1,784,200(j)          9.4%                 -              -
   333 South Hope Street
   Los Angeles, California 90071

Telesat Cablevision, Inc.                              3,449,889(k)         15.4%                 -              -
   700 Universe Blvd.
   Juno Beach, Florida 33408

Booth American Company                                    3,571,428         17.8%                 -              -
   333 W. Fort Street, 12th Floor
   Detroit, MI 48226

(a) The holders of Class B Common Stock are deemed to be beneficial owners of an equal number of shares of Class A Common Stock because Class B Common Stock is convertible into Class A Common Stock on a one-to-one basis. In addition, the following persons own or have the power to direct the voting of shares of Class A Common Stock in the following amounts: John J. Rigas, 431,800 shares-1,700 shares directly and 360,100 shares through Syracuse Hilton Head Holdings, L.P. ( "SHHH "); Michael J. Rigas, 193,500 shares-200 shares directly and 193,300 shares through SHHH; Timothy J. Rigas, 193,500 shares-200 shares directly and 193,300 shares through SHHH; James P. Rigas, 193,300 shares indirectly through SHHH. John J. Rigas shares voting power with his spouse with respect to 106,300 of such shares held through SHHH. Each of John J. Rigas, Michael J. Rigas, Timothy J. Rigas and James P. Rigas also share voting and dispositive power with respect to 4,415,953 shares of Class A Common Stock beneficially owned by Highland Communications, L.L.C., 9,433,962 shares of Class A Common Stock deemed to be beneficially owned by Highland Preferred Communications, L.L.C. and 1,458,151 shares of Class A Common Stock held by SHHH. See notes (f) and (g) below.

(b) After giving effect to the conversion solely by each individual holder of all of his Class B Common Stock into Class A Common Stock and including all shares of Class A Common Stock, and the conversion into Class A Common Stock of Series C Cumulative Convertible Preferred Stock ("Convertible Preferred Stock"), currently held by such individual holder or over which such individual holder has or shares voting or investment power as disclosed in note (a) above or note (f) below, the percentage of Class A Common Stock owned by John J. Rigas, Michael J. Rigas, Timothy J. Rigas and James P. Rigas, and by all executive officers and directors as a group (eight persons), would be 62.8%, 57.9%, 57.9%, 56.8% and 67.2%, respectively. Further, after giving effect to an additional 4,966,540 shares of Class A Common Stock of which John J. Rigas has the right to direct the voting in the election of directors pursuant to the Class B Stockholders Agreement discussed in the paragraph following this table (and assuming the parties to such agreement converted their Class B Common Stock into Class A Common Stock), as to all of which additional shares John J. Rigas disclaims beneficial ownership, the percentage of Class A Common Stock owned by John J. Rigas would be 67.4%.

(c) The amounts shown include 97,949 of the same shares which are owned of record by Dorellenic (a partnership owned principally by the Company's executive officers), and such shares are only included once for "All executive officers and directors as a group." The named Rigas individuals have shared voting and investment power with respect to these shares.

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

(g) Highland Communications, L.L.C. and Highland Preferred Communications, L.L.C. beneficially own shares of Class A Common Stock and are wholly-owned subsidiaries of Highland Holdings, L.P. ("Highland"), which may be deemed to share voting and investment power with respect to the shares held by it wholly-owned subsidiaries. See note (a) above. Highland, as beneficially owned, is a general partnership, the general partners of which include John J. Rigas, Michael J. Rigas, Timothy J. Rigas, James P. Rigas and Ellen K. Rigas, each of whom is deemed to share voting and investment power with respect to the shares held by Highland and its subsidiaries. The amount shown includes 9,433,962 shares of Class A Common Stock into which 80,000 shares of the Company's Convertible Preferred Stock held by Highland Preferred Communications, L.L.C. is convertible.

(h) As a holder of Class B Common Stock, Ellen K. Rigas is deemed to be the beneficial owner of an equal number of shares of Class A Common Stock because Class B Common Stock is convertible into Class A Common Stock on a one-to-one basis. In addition, Ellen K. Rigas owns 1,600 shares of Class A Common Stock directly and shares voting and investment power with respect to 13,849,915 shares of Class A Common Stock held by Highland. See note (g) above. Ellen K. Rigas is the daughter of John J. Rigas.

(i) After giving effect to the conversion of all of Ellen K. Rigas' Class B Common Stock into shares of Class A Common Stock and including all shares of Class A Common Stock, and the conversion into Class A Common Stock of Convertible Preferred Stock, held by Ellen K. Rigas or over which Ellen K. Rigas has or shares voting or investment power as discussed in note (h) above, the percentage of Class A Common Stock owned by Ellen K. Rigas would be 48.2%.

(j) According to a Schedule 13G and other information provided to the Company, Capital Research and Management Company, an investment adviser, exercises sole dispositive power with respect to 1,784,200 of such shares, and World Fund, Inc., an investment company which is advised by Capital Research and Management Company, has sole voting power over 1,185,800 of such shares.

(k) According to a Schedule 13D, the named entity shares voting and dispositive power over the shares with FPL Group Capital, Inc., the parent of Telesat Cablevision, Inc., FPL Group, Inc., the parent of FPL Group Capital, Inc., and Cable L.P. I, Inc. and Telesat Cablevision of South Florida, Inc., subsidiaries of Telesat Cablevision, Inc. ("Telesat"). Telesat is the Company's joint venture partner in Olympus and is also a holder of in excess of five percent of the Company's Class A Common Stock. The consent of both the Company and Telesat is required under the Olympus partnership agreement for certain material transactions. Mr. Dennis P. Coyle is the nominee of Telesat for election to the Board of Directors of the Company. The amount shown above includes, as beneficially owned, 2,358,490 shares of Class A Common Stock into which 20,000 shares of the Company's Convertible Preferred Stock held by Telesat.

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

Item 13. Certain Relationships and Related Transactions

Management Services

         During the fiscal year ended March 31, 1998, the Company provided management services for certain cable television systems not owned by the Company, including managed partnerships ("Managed Partnerships") in which John
J. Rigas, Michael J. Rigas, Timothy J. Rigas, James P. Rigas, Daniel R. Milliard and Ellen K. Rigas had varied ownership interests. These services included supervision of technical and business operations, accounting, marketing, programming, purchasing, field engineering and other technical and administrative nonfield services. During this period, the Managed Partnerships paid the Company up to five percent of system revenues for such services. Other fees were charged by the Company to the Managed Partnerships during this period for goods and services including mark-ups on the Company's volume purchases of equipment, pay programming and other goods and services. In addition, the Managed Partnerships charged the Company for system and corporate costs during this period. The net fees and expenses charged by the Company to Managed Partnerships amounted to $2,373,000 for fiscal 1998. In addition, the Company paid $2,485,000 to other entities owned by members of the Rigas family, primarily for property, plant and equipment. The Company believes that these fees were no less favorable than the fees which the Company believes it could obtain in similar transactions with unrelated third parties.


Real Estate

         During fiscal 1998, the Company leased from Dorellenic certain real estate used in connection with the operations of the Company. The partners of Dorellenic are John J. Rigas, Michael J. Rigas, Timothy J. Rigas, James P. Rigas and Ellen K. Rigas. The leases were for varying terms, generally provided for monthly rental payments equal to fair market value rentals, and were no less favorable than the terms of leases which the Company believes it could obtain from unrelated third parties. The Company pays all operating expenses in connection with the leased property. Real estate and other rental payments to Dorellenic totaled $104,000 for fiscal 1998.


Loans to and from Affiliates

         Certain loans to and from the Company by or to affiliates (which do not include Olympus) as of March 31, 1998 are summarized below. Interest is charged on such loans to affiliates at rates which ranged from 6.9% to 15.0% for the year ended March 31, 1998.

         Total interest income on loans to affiliates, excluding Olympus, aggregated $9,869,000 for fiscal 1998. In addition, net settlement amounts under interest rate swap agreements with the Managed Partnerships, recorded as adjustments to interest expense during the period incurred, increased the Company's interest expense by $128,000 for fiscal 1998.

         The Company earned a $3,750,000 preferred return on its Preferred Class B Limited Partner Interest in SHHH for fiscal 1998.

         Net receivables due from the Managed Partnerships for advances made by the Company for the construction and acquisition of cable television systems and for working capital purposes, including accrued interest thereon, were $26,341,000 at March 31, 1998.

         During fiscal 1998 the Company made net advances of $1,075,000 to Dorellenic. At March 31, 1998, net receivables from Dorellenic (including accrued interest) were $25,917,000. Amounts advanced to Dorellenic were primarily used for working capital purposes.

         During fiscal 1990 and 1991, the Company loaned an aggregate $255,000 to Daniel R. Milliard and an unaffiliated third party, pursuant to several revolving term and term notes, for capital expenditures and working capital purposes. As of March 31, 1998, the outstanding amount of these loans was $152,500.

         On an end-of-quarter basis, the largest aggregate amount of net outstanding loans and advances receivable from affiliates (directors, executive officers and five-percent shareholders) or entities they control, including John
J. Rigas, Michael J. Rigas, Timothy J. Rigas, James P. Rigas, Ellen K. Rigas, Daniel R. Milliard, Dorellenic and/or the Managed Partnerships during fiscal 1998 was $52,258,000 at March 31, 1998.


Co-Borrowing Agreement

         On March 29, 1996, a subsidiary of the Company entered into a $200,000,000 loan agreement with a Managed Partnership and an Olympus subsidiary, as co-borrowers, which agreement remained in effect during fiscal 1998.


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

         On December 3, 1997, the Company, SHHH and Highland completed a trade of certain cable systems serving approximately 49,700 subscribers with Time Warner Cable companies serving approximately 57,900 subscribers.

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


Registration Rights, Stock Purchase and Other Matters

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

         On June 22, 1997, Adelphia entered into an agreement with Highland Holdings and Telesat Cablevision, Inc. pursuant to which Highland Holdings and Telesat Cablevision, Inc., respectively, purchased from Adelphia on July 7, 1997, 80,000 and 20,000 shares of Series C Cumulative Convertible Preferred Stock, with a liquidation preference of $1,000 per share, at a purchase price of $970 per share. Each share of Series C Cumulative Convertible Preferred Stock is convertible into 117.9245 shares of Class A Common Stock of Adelphia at $8.48 per share, bears dividends of 8-1/8% of the liquidation preference per share, and is redeemable at the option of Adelphia after three years from the date of issuance at a premium declining to par. On July 7, 1997, Adelphia also sold 550,000 shares of Series A 13% Cumulative Exchangeable Preferred Stock to Highland Holdings for $98.8421 per share, a price per share equal to the price paid by the initial purchasers of 950,000 shares of the same preferred stock after discounts and commissions. The closing of the offerings on July 7, 1997 of $150,000,000 aggregate principal amount of 10-1/2% Senior Notes due 2004 to institutional investors and the 950,000 shares of 13% Cumulative Exchangeable Preferred Stock were conditioned upon the completion of the sale of the Series C Cumulative Convertible Preferred Stock. On August 8, 1997, Highland Holdings sold the 550,000 shares of Series A 13% Cumulative Exchangeable Preferred Stock to an unaffiliated third party. In connection with such transactions, Adelphia entered into Registration Rights Agreements with Highland Holdings and Telesat Cablevision, Inc. with respect to the registration of the Series C Cumulative Convertible Preferred Stock and with Highland Holdings and the initial purchasers with respect to the 13% Cumulative Exchangeable Preferred Stock.

         The consent of both the Company and Telesat is required under the Olympus partnership agreement for certain material transactions. As noted earlier, Mr. Dennis Coyle is the nominee of Telesat for election to the Board of Directors of the Company.

         From time to time, the Company makes announcements regarding proposed transactions that may involve affiliates of the Company. No assurance can be given that these transactions will be consummated.