Form 10-Q
period 1998-06-30
ADELPHIA COMMUNICATIONS CORP
filed 1998-08-14
CIK 796486

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

    X    Quarterly Report under Section 13 or 15(d) of the Securities Exchange
-------
          Act of 1934

                  For the quarterly period ended June 30, 1998

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

At August 14, 1998, 20,093,528 shares of Class A Common Stock, par value $.01 per share, and 10,944,476 shares of Class B Common Stock, par value $.01 per share, of the registrant were outstanding.





           ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES INDEX




                                                                                                           Page Number
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

       Condensed Consolidated Balance Sheets - March 31, 1998 and
        June 30, 1998..................................................................................            3
       Condensed Consolidated Statements of Operations - Three Months Ended
        June 30, 1997 and 1998.........................................................................            4

       Condensed Consolidated Statements of Cash Flows - Three Months Ended
        June 30, 1997 and 1998.........................................................................            5

       Notes to Condensed Consolidated Financial Statements............................................            6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
        of Operations..................................................................................            11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk....................................            21

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.............................................................................            22

Item 2.  Changes in Securities and Use of Proceeds.....................................................            22

Item 3.   Defaults Upon Senior Securities..............................................................            22

Item 4.   Submission of Matters to a Vote of Security Holders..........................................            22

Item 5.   Other Information............................................................................            22

Item 6.  Exhibits and Reports on Form 8-K..............................................................            22


SIGNATURES.............................................................................................            23


                         PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

              ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                  (Dollars in thousands, except share amounts)

                                                                    March 31,       June 30,
ASSETS:                                                                1998           1998
-------
                                                                  -------------   ------------
Property, plant and equipment - net                                   $918,637       $971,776
Intangible assets - net                                                695,104        720,375
Cash and cash equivalents                                              276,895        454,676
U.S. government securities - pledged                                    70,535         71,535
Investments                                                            127,827        132,697
Preferred equity investment in Managed Partnership                      18,338         18,338
Subscriber receivables - net                                            30,551         35,060
Prepaid expenses and other assets - net                                114,526        110,576
Related party receivables - net                                         52,258         47,930
                                                                   -----------    -----------
Total                                                               $2,304,671     $2,562,963
                                                                   ===========    ===========

LIABILITIES, PREFERRED STOCK, COMMON STOCK AND
OTHER STOCKHOLDERS' EQUITY (DEFICIENCY):
Subsidiary debt                                                     $1,329,471     $1,486,225
Parent debt                                                          1,580,274      1,510,596
Accounts payable                                                        65,019         79,719
Subscriber advance payments and deposits                                17,129         17,812
Accrued interest and other liabilities                                  98,087        122,824
Deferred income taxes                                                  116,351        110,747
                                                                   -----------    -----------
Total liabilities                                                    3,206,331      3,327,923
                                                                   -----------    -----------

Minority interests                                                      27,737         67,348
                                                                   -----------    -----------

Cumulative equity in loss in excess of investment in and amounts
due from Olympus                                                        31,202         22,931
                                                                   -----------    -----------

Hyperion Redeemable Exchangeable Preferred Stock                       207,204        214,085
                                                                   -----------    -----------

Series A Cumulative Redeemable Exchangeable Preferred Stock            148,062        148,105
                                                                   -----------    -----------

Commitments and contingencies (Note 9)

Convertible preferred stock, common stock and
other stockholders' equity (deficiency):
8 1/8% Series C Convertible Preferred Stock ($100,000
liquidation preference)                                                      1              1
Class A Common Stock, $.01 par value, 200,000,000
shares authorized, 20,043,528 shares outstanding                           200            200
Class B Common Stock, $.01 par value, 25,000,000 shares
authorized and 10,944,476 shares outstanding                               109            109
Additional paid-in capital                                             331,263        471,078
Accumulated deficit                                                 (1,647,438)    (1,688,817)
                                                                   -----------    -----------
Convertible preferred stock, common stock and
other stockholders' equity (deficiency)                             (1,315,865)    (1,217,429)
                                                                   -----------    -----------
Total                                                               $2,304,671     $2,562,963
                                                                   ===========    ===========

                                 See notes to condensed consolidated financial
statements.



              ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                                          Three Months Ended
                                                                                June 30,
                                                                        -----------------------
                                                                            1997         1998
                                                                        -----------  -----------

Revenues                                                                   $122,644     $144,756
                                                                        -----------  -----------

Operating expenses:
Direct operating and programming                                             39,673       48,738
Selling, general and administrative                                          22,259       29,111
Depreciation and amortization                                                33,733       38,559
                                                                        -----------  -----------
Total                                                                        95,665      116,408
                                                                        -----------  -----------

Operating income                                                             26,979       28,348
                                                                        -----------  -----------

Other income (expense):
Priority investment income from Olympus                                      11,765       12,000
Other income                                                                   --          1,000
Interest expense - net                                                      (61,737)     (62,745)
Equity in loss of Olympus and other joint ventures                          (19,198)     (18,316)
Equity in loss of Hyperion joint ventures                                    (2,540)      (3,190)
Minority interest in losses of subsidiaries                                    --          5,460
Hyperion preferred stock dividends                                             --         (6,946)
                                                                        -----------  -----------

Total                                                                       (71,710)     (72,737)
                                                                        -----------  -----------

Loss before income taxes and extraordinary gain (loss)                      (44,731)     (44,389)
Income tax benefit                                                               70        5,614
                                                                        -----------  -----------

Loss before extraordinary gain (loss)                                       (44,661)     (38,775)
Extraordinary gain (loss) on early retirement of debt                         2,300       (2,604)
                                                                        -----------  -----------

Net loss                                                                    (42,361)     (41,379)
Dividend requirements applicable to preferred stock                            --         (6,906)
                                                                        -----------  -----------

Net loss applicable to common stockholders                                 $(42,361)    $(48,285)
                                                                        ===========  ===========

Basic and diluted loss per weighted average share of common
stock before extraordinary gain (loss)                                       $(1.62)      $(1.48)
Basic and diluted extraordinary gain (loss) per weighted
average share on early retirement of debt                                      0.08        (0.08)
                                                                        -----------  -----------
Basic and diluted net loss per weighted average share of common stock        $(1.54)      $(1.56)
                                                                        ===========  ===========

Weighted average shares of common stock outstanding (in thousands)           27,468       30,988
                                                                        ===========  ===========


                             See notes to condensed consolidated financial
statements.



              ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                             (Dollars in thousands)

                                                                   Three Months Ended June 30,
                                                                  ----------------------------
                                                                        1997           1998
                                                                   ------------  ------------
Cash flows from operating activities:
Net loss                                                           $   (42,361)  $   (41,379)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization                                           33,733        38,559
Noncash interest expense                                                 6,858         7,895
Noncash dividends                                                         --           6,946
Equity in loss of Olympus and other joint ventures                      19,198        18,316
Equity in loss of Hyperion joint ventures                                2,540         3,190
Minority interest in losses of subsidiaries                               --          (5,460)
Extraordinary (gain) loss on early retirement of debt                   (2,300)        2,604
Decrease in deferred income taxes, net of effect of acquisitions           (84)       (5,604)
Changes in operating assets and liabilities, net of effect of acquisitions:
Subscriber receivables                                                  (2,721)       (4,509)
Prepaid expenses and other assets                                        1,110           208
Accounts payable                                                        (3,396)       14,700
Subscriber advance payments and deposits                                  (866)          683
Accrued interest and other liabilities                                  (8,177)       19,994
                                                                   -----------   -----------
Net cash provided by operating activities                                3,534        56,143
                                                                   -----------   -----------

Cash flows used for investing activities:
Acquisitions                                                           (29,509)      (22,769)
Expenditures for property, plant and equipment                         (43,534)      (74,255)
Investments in Hyperion nonconsolidated joint ventures                 (18,031)       (2,905)
Investments in other joint ventures                                    (10,828)       (7,061)
Purchase of minority interest in Hyperion                                 --         (15,580)
Amounts invested in and advanced to
Olympus and related parties                                            (26,872)      (20,854)
                                                                   -----------   -----------
Net cash used for investing activities                                (128,774)     (143,424)
                                                                   -----------   -----------

Cash flows provided by financing activities:
Proceeds from debt                                                     115,400       155,625
Repayments of debt                                                     (26,689)      (78,119)
Premium paid on early retirement of debt                                  --          (2,095)
Issuance of Hyperion Class A common stock                                 --         205,599
Costs associated with issuance of Hyperion Class A common stock           --         (13,917)
Preferred stock dividends paid                                            --          (2,031)
                                                                   -----------   -----------
Net cash provided by financing activities                               88,711       265,062
                                                                   -----------   -----------

(Decrease) increase in cash and cash equivalents                       (36,529)      177,781

Cash and cash equivalents, beginning of period                          61,539       276,895
                                                                   -----------   -----------

Cash and cash equivalents, end of period                           $    25,010   $   454,676
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

         In the opinion of management, all adjustments, consisting of only normal recurring accruals necessary for a fair presentation of the financial position of Adelphia at June 30, 1998, and the results of operations for the three months ended June 30, 1997 and 1998, have been included. These condensed consolidated financial statements should be read in conjunction with Adelphia's consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended March 31, 1998 ("Annual Report"). The results of operations for the three months ended June 30, 1998 are not necessarily indicative of the results to be expected for the year ending March 31, 1999.

1.    Significant Events Subsequent to the Annual Report:

         On April 1, 1998, the Company completed an exchange of cable systems with Time Warner. The Company exchanged its interests in Mansfield, Ohio area systems, which served approximately 64,400 subscribers, and approximately $11,000 cash for interests in systems adjacent to systems owned or managed by Adelphia in Virginia, New England and New York, which served approximately 70,200 subscribers. No gain or loss was recognized in connection with this transaction.

         On May 8, 1998, Hyperion Telecommunications, Inc. ("Hyperion") completed an initial public offering ("IPO") of its Class A Common Stock ("Hyperion Stock"). As part of the offering, Adelphia purchased an incremental 3,324,001 shares of Hyperion Stock for $49,900 and converted indebtedness owed to the Company by Hyperion into 3,642,666 shares of Hyperion Stock. In addition, Adelphia purchased warrants issued by Hyperion to MCI Metro Access Transmission Services, Inc., and purchased shares of Hyperion Class B common stock from certain executive officers of Hyperion for a total purchase price of approximately $12,580 and $3,000, respectively. Adelphia owns approximately 66% of the Hyperion common stock on a fully diluted basis and 85% of the total voting power. Additional net proceeds of $191,685 to Hyperion were received as a result of the sale of Hyperion Stock to the public. As a result of the IPO, Adelphia's additional paid-in capital increased approximately $147,000 and minority interests increased approximately $45,000.

         On May 15, 1998, Adelphia redeemed $69,838 aggregate principal amount of 12 1/2% Senior Notes due 2002 at 103% of principal. As a result of this transaction, Adelphia recognized an extraordinary loss of $2,604.

         On June 5, 1998, Adelphia acquired cable systems from Cablevision Systems. These systems served approximately 11,250 subscribers at the date of acquisition in southern New York and were purchased for an aggregate price of $11,500. The acquisition was accounted for under the purchase method of accounting. Accordingly, the financial results of the acquired systems are included in the consolidated results of Adelphia effective with the date acquired.

         Since April 1, 1998, Hyperion entered into a series of agreements, totaling $107,000 with Qwest Communications, Williams Communications and several other fiber optic network providers. These agreements will provide Hyperion with ownership or an indefeasible right of use to over 8,100 route miles of fiber optic cable, which will significantly increase its presence in the eastern half of the United States.

         On July 2, 1998, Adelphia issued $150,000 of 8 1/8% Senior Notes due 2003 (the "Senior Notes"). Net proceeds of approximately $147,300, after payment of transaction costs, were used to repay debt of subsidiaries. The terms of the Senior Notes are similar to those of Adelphia's existing publicly held senior debt.

         On August 3, 1998, Adelphia announced that it closed its transaction with Tele-Communications, Inc.("TCI") to form a joint venture limited partnership in the Western New York region. Pursuant to this agreement, Adelphia contributed its Western New York and Lorain, Ohio systems, totaling approximately 298,000 subscribers and certain programming assets and $440,000 in debt. Subsidiaries of TCI contributed their cable systems in Buffalo, New York; Erie, Pennsylvania; and Ashtabula and Lake County, Ohio, totaling approximately 171,000 subscribers and $228,000 in debt. Adelphia and TCI hold a 66.7% and 33.3% interest, respectively, in the partnership. Adelphia will manage the partnership and will consolidate the partnership's results of operations for financial reporting purposes beginning on the acquisition date. As part of this transaction, the joint venture became a party to one of Adelphia's subsidiaries' revolving credit facilities and repaid the TCI contributed debt with the borrowings under that revolving credit facility.

         On August 13, 1998, Adelphia announced agreements with several underwriters and the Rigas family to sell 8,190,315 shares of its Class A Common Stock. Of this total, 4,100,000 shares will be sold to the public at a price of $32.00 per share, with an underwriting discount of $1.44 per share. The remaining 4,090,315 shares will be sold to entities controlled by the Rigas Family at the public offering price less the underwriting discount. Net proceeds to Adelphia after offering expenses are expected to be approximately $250,000. The sale of stock is expected to be consummated on August 18, 1998.

2.  Debt:

         Debt is summarized as follows:


             Subsidiary Debt:                            March 31,    June 30,
                                                            1998         1998
                                                        ----------   -----------
Notes to banks and institutions                         $  827,725   $  976,950
13% Senior Discount Notes of Hyperion due      2003        215,213      222,949
12 1/4% Senior Secured Notes of Hyperion due 2004          250,000      250,000
Other subsidiary debt                                       36,533       36,326
                                                        ----------   ----------

Total Subsidiary debt                                   $1,329,471   $1,486,225
                                                        ==========   ==========



         Adelphia has committed to repay certain subsidiary debt of approximately $52,000 by September 15, 1998.

         The following information updates to June 30, 1998 certain disclosures included in Note 3 to Adelphia's consolidated financial statements contained in the Annual Report:



Commitments available for additional borrowings              $     80,120

Weighted average interest rate payable by subsidiaries
under credit agreements with banks and institutions                  7.32%

Percentage of subsidiary debt to banks and institutions that
bears interest at fixed rates for at least one year                 11.07%

          Parent Debt:



                                        March 31,    June 30,
                                          1998        1998
                                     -----------------------

12 1/2% Senior Notes due 2002        $   69,838   $     --
10 1/4% Senior Notes due 2000            99,504       99,553
9 7/8% Senior Notes due 2007            347,446      347,492
9 1/4% Senior Notes due 2002            325,000      325,000
10 1/2% Senior Notes due 2004           150,000      150,000
8 3/8% Senior Notes due 2008            149,153      149,167
11 7/8% Senior Debentures due 2004      124,579      124,590
9 7/8% Senior Debentures due 2005       128,407      128,447
9 1/2% Pay-In-Kind Notes due 2004       186,347      186,347
                                     ----------   ----------


Total Parent debt                    $1,580,274   $1,510,596
                                     ==========   ==========


3.  Investments:

       Adelphia's nonconsolidated investments are as follows:

                                                             March 31,       June 30,
                                                               1998           1998
                                                           -----------   ------------
Investments accounted for using the equity method:
       Gross investment:
Hyperion investments in joint ventures                     $    66,647    $    69,554
Page Call, Inc./Benbow PCS Ventures, Inc.                       15,539         17,150
Mobile communications                                           15,387         16,435
Other                                                            4,706          7,775
                                                           -----------    -----------
Total                                                          102,279        110,914
                                                           -----------    -----------

Investments accounted for using the cost method:
Niagara Frontier Hockey, L.P.                                   40,497         41,646
SuperCable ALK International                                     3,190          3,190
Programming ventures                                             1,427          1,427
Mobile communications                                            2,582          2,691
Other                                                              812            445
                                                           -----------    -----------
Total                                                           48,508         49,399
                                                           -----------    -----------

Total investments before cumulative equity in net losses       150,787        160,313
Cumulative equity in net losses                                (22,960)       (27,616)
                                                           -----------    -----------
Total investments                                          $   127,827    $   132,697
                                                           ===========    ===========

         During the quarter ended June 30, 1998, Adelphia sold its interest in Page Call, Inc. for approximately $17,150, payable in Series A Convertible Preferred Stock of Benbow PCS Ventures, Inc.

4.  Related Party Investments and Receivables:

         Related party receivables - net represent advances to managed partnerships, the Rigas Family (principal shareholders and officers of Adelphia) and Rigas Family controlled entities. No related party advances are collateralized.

         Cumulative equity in loss over investment in and amounts due from Olympus is comprised of the following:


                                                             March 31,      June 30,
                                                               1998           1998
                                                           ------------   ------------

Cumulative equity in loss over investment in Olympus       $   (94,833)   $    (98,094)
       Amounts due from Olympus                                 63,631          75,163
                                                           ------------   -------------
                                                           $   (31,202)   $    (22,931)
                                                           ============   =============



         The investment in Olympus represents a 50% voting interest in such partnership and is being accounted for using the equity method. Summarized unaudited results of operations of Olympus are as follows:


                                         Six Months Ended
                                              June 30,
                                    ----------------------------
                                        1997            1998
                                    -----------     ------------
Revenues                            $    83,584     $   102,116
Net loss                                 (9,931)         (8,908)
Net loss of general partners
 after priority return                  (46,410)        (51,623)


5. Net Loss Per Weighted Average Share of Common Stock:

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

6. Supplemental Financial Information:

         Cash payments for interest were $44,212 and $35,262 for the three months ended June 30, 1997 and 1998, respectively. Accumulated depreciation of property, plant and equipment amounted to $649,527 and $675,798 at March 31, 1998 and June 30, 1998, respectively. Accumulated amortization of intangible assets amounted to $211,967 and $221,203 at March 31, 1998 and June 30, 1998, respectively. Interest expense - net includes interest income of $2,444 and $8,080 for the three months ended June 30, 1997 and 1998, respectively. Interest income includes interest income from affiliates on long term loans and for reimbursement of interest expense on revolving credit agreements related to short term borrowings by such affiliates.

7. Income Taxes:

         Income tax benefit for the three months ended June 30, 1998 was $5,614, which is substantially comprised of a deferred tax benefit.

8. Recent Accounting Pronouncements:

         Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," issued by the Financial Accounting Standards Board in June 1997 is effective for the interim period ended June 30, 1998, with reclassification of comparative financial statements. SFAS No. 130 defines comprehensive income and outlines certain reporting and disclosure requirements related to comprehensive income. The Company has no items of other comprehensive income for either the three months ended June 30, 1997 or 1998.

9.  Commitments and Contingencies:

         Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of material commitments and contingencies.

10. Reclassifications

         Certain prior period amounts have been reclassified to conform with the current period presentation.

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

         Adelphia Communications Corporation and its subsidiaries ("Adelphia" or the "Company") operates primarily in two lines of business within the telecommunications industry: cable television and related investments ("Adelphia, excluding Hyperion") and competitive local exchange carrier ("CLEC") telephony ("Hyperion"). The balance sheet data as of March 31, 1998 and June 30, 1998 and the other data for the three months ended June 30, 1997 and 1998 of Hyperion presented below have been derived from the consolidated financial statements of Hyperion not included herein.

         A majority owned unrestricted subsidiary of the Company, Hyperion, together with its subsidiaries owns CLEC networks and investments in CLEC joint ventures and manages those networks and joint ventures. Hyperion is an unrestricted subsidiary for purposes of the Company's indentures. For further information regarding Hyperion, which also files reports pursuant to the Securities Exchange Act of 1934, see Hyperion's Form 10-Q for the quarterly period ended June 30, 1998.

         Summarized unaudited financial information of Adelphia, Hyperion and Adelphia, excluding Hyperion is as follows:

                Balance Sheet Data:
                                                        March 31,     June 30,
Adelphia Consolidated                                     1998          1998
                                                       -----------   -----------
Total assets                                           $ 2,304,671   $2,562,963
Total debt                                               2,909,745    2,996,821
Investments (a)                                            150,787      160,313
Redeemable preferred stock                                 355,266      362,190
Convertible preferred stock (liquidation preference)       100,000      100,000

Hyperion
Total assets                                           $   634,893   $  897,385
Total debt                                                 528,776      500,177
Investments (a)                                             66,648       69,554
Redeemable preferred stock                                 207,204      214,085

Adelphia, excluding Hyperion
Total assets                                           $ 1,669,778   $1,665,578
Total debt                                               2,380,969    2,496,644
Investments (a)                                             84,139       90,759
Redeemable preferred stock                                 148,062      148,105
Convertible preferred stock (liquidation preference)       100,000      100,000

                               Three Months Ended
                                    June 30,
                                               ---------------------------
                                                    1997           1998
                                               ---------------------------
Other Data:

Adelphia Consolidated
Revenues                                       $   122,644    $   144,756
Priority income                                     11,765         12,000
Operating expenses (b)                              61,932         77,849
Depreciation and amortization expense               33,733         38,559
Operating income                                    26,979         28,348
Interest expense - net                             (61,737)       (62,745)
Preferred stock dividends                             --          (13,852)
Capital expenditures                                43,534         74,255
Cash paid for acquisitions                          29,509         22,769
Cash used for investments                           28,859          9,966

Hyperion
Revenues                                       $     1,520    $     7,635
Operating expenses (b)                               3,560         13,421
Depreciation and amortization expense                1,372          6,120
Operating loss                                      (3,412)       (11,906)
Interest expense - net                              (7,314)        (7,645)
Preferred stock dividends                             --           (6,946)
Capital expenditures                                18,766         43,464
Cash paid for acquisitions                            --             --
Cash used for investments                           18,031          2,905

Adelphia, excluding Hyperion
Revenues                                       $   121,124    $   137,121
Priority income                                     11,765         12,000
Operating expenses (b)                              58,372         64,428
Depreciation and amortization expense               32,361         32,439
Operating income                                    30,391         40,254
Interest expense - net                             (54,423)       (55,100)
Preferred stock dividends                             --           (6,906)
Capital expenditures                                24,768         30,791
Cash paid for acquisitions                          29,509         22,769
Cash used for investments                           10,828          7,061


(a) Represents total investments before cumulative equity in net losses.

(b) Amount excludes depreciation and amortization.

         Adelphia earned substantially all of its revenues in the three months ended June 30, 1997 and 1998 from monthly subscriber fees for basic, satellite, premium and ancillary services (such as installations and equipment rentals), local and national advertising sales, pay-per-view programming and CLEC telecommunications services.

         The changes in Adelphia's operating results for the three months ended June 30, 1998 compared to the same period of the prior year, were primarily the result of acquisitions, rate increases and expansion of existing operations.

         The high level of depreciation and amortization associated with the significant number of acquisitions in recent years, the continued upgrade and expansion of systems and interest costs associated with financing activities will continue to have a negative impact on the reported results of operations. Also, significant charges for depreciation, amortization and interest are expected to be incurred in the future by Olympus, which will adversely impact Adelphia's future results of operations. Adelphia expects to report net losses for the next several years.

         The following tables set forth certain cable television system data at the dates indicated for Company Owned, Olympus and Managed Systems. The "Olympus Systems" are systems currently owned by Olympus. The "Managed Systems" are affiliated systems managed by Adelphia.

                                     June 30,              Percent
                              ------------------------     Increase
                                  1997         1998       (Decrease)
                              ----------   -----------    -----------
Homes Passed by Cable
Company Owned Systems          1,610,384     1,696,294          5.3%
Olympus Systems                  670,712       752,012         12.1%
Managed Systems                  426,529       348,441        (18.3%)
                               ---------   -----------    ----------
Total Systems                  2,707,625     2,796,747          3.3%
                               ---------   ===========    ==========

Basic Subscribers
Company Owned Systems          1,176,846     1,244,310          5.7%
Olympus Systems                  427,441       493,258         15.4%
Managed Systems                  303,428       260,843        (14.0%)
                               ---------   -----------    ----------
Total Systems                  1,907,715     1,998,411          4.8%
                               ---------   ===========    ==========


         Managed Systems' data as of June 30, 1998, reflect the sales of systems consisting of approximately 79,900 homes passed and approximately 63,400 basic subscribers to Olympus.

         Exclusive of acquisitions and dispositions, basic subscribers grew 0.9%, 3.6% and 2.6% for Company Owned, Olympus and Managed Systems, respectively, during the twelve months ended June 30, 1998.

         The following table is derived from Adelphia's Condensed Consolidated Statements of Operations that are included in this Form 10-Q and sets forth the historical percentage relationship to revenues of the components of operating income contained in such financial statements for the periods indicated.



                                              Three Months Ended
                                    June 30,
                                              -------------------
                                                1997      1998
                                              --------  --------
Revenues                                        100.0%    100.0%

Operating expenses:
Direct operating and programming                 32.3%     33.7%
Selling, general and administrative              18.1%     20.1%
Depreciation and amortization                    27.5%     26.6%
                                               -------   -------

Operating income                                 22.1%     19.6%
                                               =======   =======



         Revenues. The primary revenue sources reflected as a percentage of total revenues were as follows:


                                              Three Months Ended
                                                   June 30,
                                             --------------------
                                                1997      1998
                                              --------  --------
Regulated service and equipment fees             75%       73%
Premium programming fees                         12%        9%
Advertising sales and other services             13%       18%



         Revenues increased approximately 18.0% for the quarter ended June 30, 1998 compared with the quarter ended June 30, 1997. The increase was attributable to the following:


Acquisitions                                          55%
Basic subscriber growth                                5%
Rate increases                                        32%
Premium programming fees                             (10%)
Advertising sales and other services                  18%



         Effective August 1, 1997, certain rate increases related to regulated cable services were implemented in substantially all of the Company's Systems. Advertising revenues and revenues derived from other strategic service offerings such as paging, high-speed data services, long distance and CLEC services also had a positive impact on revenues for the quarter ended June 30, 1998. The Company expects to implement rate increases related to certain regulated cable services in substantially all of the Company's systems during the quarter ending September 30, 1998.



         Direct Operating and Programming Expenses. Direct operating and programming expenses, which are mainly basic and premium programming costs and technical expenses, increased 22.8% for the quarter ended June 30, 1998 compared with the same quarter of the prior year. Such increase was primarily due to increased operating expenses from acquired systems, increased programming costs and incremental costs associated with increased subscribers. Additionally, Hyperion expenses increased due to expansion of operations at its network control center, as well as an increase in the number and size of its networks, which resulted in increased employee related costs and equipment maintenance.

         Selling, General and Administrative Expenses. These expenses, which are mainly comprised of costs related to system offices, customer service representatives and sales and administrative employees, increased 30.8% for the quarter ended June 30, 1998 compared with the same quarter of the prior year. The increase was primarily due to incremental costs associated with acquisitions, subscriber growth and Hyperion overhead and network operating and control center cost increases to accommodate the growth in the number of networks managed and monitored.

         Depreciation and Amortization. Depreciation and amortization was higher for the quarter ended June 30, 1998 compared with the same quarter of the prior year primarily due to increased depreciation and amortization related to acquisitions consummated during the years ended March 31, 1997 and 1998, as well as increased capital expenditures made during the past several years.

         Priority Investment Income. Priority investment income is comprised of payments received from Olympus of accrued priority return on the Company's investment in 16.5% preferred limited partner ("PLP") interests in Olympus. Priority investment income increased during the quarter ended June 30, 1998 due to increased payments by Olympus.

         Interest Expense - Net. Interest expense - net, excluding Hyperion, increased 1.2% for the quarter ended June 30, 1998 compared with the same quarter of the prior year. Interest expense - net, including Hyperion, for the quarter ended June 30, 1998, increased 1.6% as compared with the same quarter of the prior year. Interest expense increased primarily due to incremental debt related to acquisitions and the issuance of the Hyperion 12 1/4% Senior Secured Notes. These increases were offset by Hyperion's interest income on cash balances. Interest expense includes noncash accretion of original issue discount on the Hyperion 13% Senior Discount Notes and noncash interest expense totaling $7,895 for the quarter ended June 30, 1998 compared with $6,858 for the same quarter of the prior year.

         Equity in Loss of Joint Ventures. The equity in loss of joint ventures represents primarily (i) the Company's pro rata share of Olympus' losses and the accretion requirements of Olympus' PLP interests, and (ii) Hyperion's pro-rata share of its less than majority owned partnerships' operating losses.

         Minority Interest in Losses of Subsidiaries. As a result of Hyperion's IPO, a portion of Hyperion's net loss applicable to common stockholders is attributable to minority interests.

         Hyperion Preferred Stock Dividends. During the quarter ended June 30, 1998, Hyperion incurred $6,946 of expense relating to its 12 7/8% Senior Exchangeable Redeemable Preferred Stock issued in October 1997.

         Extraordinary Loss on Early Retirement of Debt. During the quarter ended June 30, 1998, $69,838 of 12 1/2% Senior Notes due 2002 were redeemed at 103% of principal. As a result of this transaction Adelphia recognized an extraordinary loss on early retirement of debt of $2,604.

         Income Tax Benefit. Income tax benefit for the quarter ended June 30, 1998 is primarily due to the impact of a change in the tax law which extends the number of years the company can utilize its net operating loss carryforward generated in the current fiscal year.

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

         The Company has made a substantial commitment to the technological development of the Systems and is aggressively investing in the upgrade of the technical capabilities of its cable plant in a cost efficient manner. Over 50% of Adelphia's networks have bandwidth capacity of 550 Mhz or greater. The Company continues to deploy fiber optic cable and to upgrade the technical capabilities of its broadband networks in order to increase network capacity, digital capability, two-way communication and network reliability.

         The design of the current System upgrade, when completed, will deploy on average one fiber optic node for every two system plant miles or approximately one fiber node for every 180 homes passed compared to the industry norm of 500 to 1000 homes passed per fiber optic node. Approximately 75% of the System will be upgraded to 750 Mhz. Approximately 25% of the plant will remain at 550 Mhz. The upgraded system will be completely addressable and provide two-way communication capability. The additional bandwidth will enable the Company to offer additional video programming services. A portion of the bandwidth will be allocated to new service offerings such as two-way data, telephony and video-on-demand. By the end of fiscal 1999, approximately 50% of customers will be served by two way cable plant.

         Capital expenditures for Adelphia excluding Hyperion for the quarters ended June 30, 1997 and 1998 were $24,768 and $30,791, respectively. Capital expenditures, including Hyperion, for the quarters ended June 30, 1997 and 1998 were $43,534 and $74,255, respectively. Capital expenditures for Hyperion for the quarter ended June 30, 1998 compared with the quarter ended June 30, 1997, increased primarily due to the upgrade of plant in markets in which Hyperion purchased its local partners' interests and the commencement of switching services. The Company expects that capital expenditures excluding Hyperion for fiscal 1999 will be in the range of approximately $150,000 to $170,000. Hyperion estimates that it will require approximately $215,000 to fund anticipated capital expenditures, working capital requirements, operating losses and investments in its existing and its planned new networks through the end of fiscal 1999.

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

         At June 30, 1998, the Company's total outstanding debt aggregated $2,996,821, which included $1,510,596 of parent debt, $500,177 of Hyperion debt and $986,048 of other subsidiary debt. At June 30, 1998, Adelphia's subsidiaries had an aggregate of $80,120 in unused credit lines with banks and institutions. In addition, the Company had an aggregate $454,676 in cash and cash equivalents at June 30, 1998, which combined with the Company's unused credit lines with banks, aggregated $534,796.

         At June 30, 1998, the Company's unused credit lines were provided by reducing revolving credit facilities whose revolver periods expire December 31, 2004. The Company's weighted average interest rate on notes payable to banks and institutions was approximately 8.39% at June 30, 1997 compared to 7.32% at June 30, 1998. At June 30, 1998, approximately 11% of such debt was subject to fixed interest rates for at least one year under the terms of such debt or applicable interest rate swap agreements.

         The following table sets forth the mandatory reductions in principal under all debt agreements for each of the next four years and nine months based on amounts outstanding at June 30, 1998:

      Nine months ending March 31, 1999                     $    143,637
      Year ending March 31, 2000                                 117,269
      Year ending March 31, 2001                                 235,588
      Year ending March 31, 2002                                 158,740
      Year ending March 31, 2003                                 503,253

         Reference is made to Note 1 of the condensed consolidated financial statements for discussion of significant events and financings subsequent to March 31, 1998, which is incorporated by reference herein.

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

         Management believes that the telecommunications industry, including the cable television and telephone industries, continues to be in a period of consolidation characterized by mergers, joint ventures, acquisitions, sales of all or part of cable or telephone companies or their assets, and other partnering and investment transactions of various structures and sizes involving cable or other telecommunications companies. The Company continues to evaluate new opportunities that allow for the expansion of its business through the acquisition of additional cable television systems in geographic proximity to its existing regional markets or in locations that can serve as a basis for new market areas. The Company, like other cable television companies, has participated from time to time and is participating in preliminary discussions with third parties regarding a variety of potential transactions, and the Company has considered and expects to continue to consider and explore potential transactions of various types with other cable and telecommunications companies. However, no assurances can be given as to whether any such transaction may be consummated or, if so, when, or that additional competition from this industry consolidation will not have an adverse effect on the Company..

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

         The FCC has adopted regulations implementing all of the requirements of the 1992 Cable Act. The FCC is also likely to continue to modify, clarify or refine the rate regulations. Adelphia cannot predict the effect of the 1996 Act or future legislative or rulemaking proceedings or changes to the rate regulations. No assurance can be given as to what other future actions Congress, the FCC or other regulatory authorities may take or the effects thereof on Adelphia.

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

         The Company believes that the provision of video programming or other services by telephone companies in competition with the Company's existing operations could have an adverse effect on the Company's financial condition and results of operations. At this time, the impact of any such effect is not known or estimable.

         The Company also competes with DBS service providers. DBS has been available to consumers since 1994. A single DBS satellite can provide more than 100 channels of programming. DBS service can be received virtually anywhere in the United States through the installation of a small outdoor antenna. DBS service is being heavily marketed on a nationwide basis by several service providers. Although the impact to date has not been material, any future impact of DBS competition on the Company's future results is not known or estimable.

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



                -------------------------------------------------

              ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

          None

Item 2.  Changes in Securities and Use of Proceeds

           None

Item 3.  Defaults Upon Senior Securities

          None

Item 4.  Submission of Matters to a Vote of Security Holders

          None

Item 5.  Other Information

          None

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:

                4.01 Indenture, dated as of July 23, 1998, with respect to the Registrant's 8-1/8% Senior Notes due 2003, between the Registrant and the Bank of Montreal Trust Company (Incorporated herein by reference is exhibit 4.01 from the Registrant's Current Report on Form 8-K for the event dated July 2, 1998.) (File Number 0-16014)

                4.02 Registration Rights Agreement between Adelphia Communications Corporation and the Initial Purchaser, dated July 2, 1998, regarding the Registrant's 8-1/8% Senior Notes due 2003 (Incorporated herein by reference is exhibit 4.02 from the Registrant's Current Report on Form 8-K, dated July 23, 1998)

                4.03   Form of 8-1/8% Senior Note due 2003 (contained in
                       Exhibit 4.01)

               10.01 Purchase Agreement among Adelphia Communications Corporation and Barclays Capital, Inc. (the "Initial Purchaser") dated June 29, 1998 (Incorporated herein by reference is exhibit 10.01 from the Registrant's Current Report on Form 8-K, dated July 23, 1998)

               27.01 Financial Data Schedule (supplied for the information of the Commission).

               99.01 Press release dated August 13, 1998 regarding the Registrant's pricing of 4,100,000 shares of Class A Common Stock at $32 per share. (Filed herewith)

(b) Reports on Form 8-K:

              Form 8-Ks were filed on May 6, 1998, July 6, 1998, July 23, 1998 and August 10, 1998, which reported information under items 5 and 7 thereof. No financial statements were filed with such Form 8-Ks.



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

                       ADELPHIA COMMUNICATIONS CORPORATION
                                  (Registrant)



Date:  August 14, 1998                        By: /s/ Timothy J. Rigas
                                                  --------------------
                                                  Timothy J. Rigas
                                                  Executive Vice President
                                                  (authorized officer), Chief
                                                  Financial Officer, Chief
                                                  Accounting Officer and
                                                  Treasurer