Form 10-Q
period 1998-09-30
ADELPHIA COMMUNICATIONS CORP
filed 1998-11-17
CIK 796486

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 X Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1998

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

At November 13, 1998, 31,258,843 shares of Class A Common Stock, par value $.01 per share, and 10,834,476 shares of Class B Common Stock, par value $.01 per share, of the registrant were outstanding.




              ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                      INDEX




                                                                                                           Page Number
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
       Condensed Consolidated Balance Sheets - March 31, 1998 and
        September 30, 1998.............................................................................            3

       Condensed Consolidated Statements of Operations - Three and Six Months Ended
        September 30, 1997 and 1998....................................................................            4

       Condensed Consolidated Statements of Cash Flows - Six Months Ended
        September 30, 1997 and 1998....................................................................            5

       Notes to Condensed Consolidated Financial Statements............................................            6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
        of Operations..................................................................................            12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk....................................            23

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.............................................................................            24

Item 2.  Changes in Securities and Use of Proceeds.....................................................            24

Item 3.   Defaults Upon Senior Securities..............................................................            24

Item 4.   Submission of Matters to a Vote of Security Holders..........................................            24

Item 5.   Other Information............................................................................            25

Item 6.  Exhibits and Reports on Form 8-K..............................................................            25


SIGNATURES.............................................................................................            26


                                             PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements


                                  ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                                      (Dollars in thousands, except share amounts)

                                                                                   March 31,  September 30,
ASSETS:                                                                              1998          1998
-------
                                                                                -----------    -----------
Property, plant and equipment - net                                             $   918,637    $ 1,149,458
Intangible assets - net                                                             695,104      1,047,288
Cash and cash equivalents                                                           276,895        171,030
U.S. government securities - pledged                                                 70,535         57,201
Investments                                                                         127,827        145,647
Preferred equity investment in Managed Partnership                                   18,338           --
Subscriber receivables - net                                                         30,551         49,088
Prepaid expenses and other assets - net                                             114,526        110,864
Investment in and amounts due from Olympus                                             --           30,944
Related party receivables - net                                                      52,258         35,973
                                                                                -----------    -----------
Total                                                                           $ 2,304,671    $ 2,797,493
                                                                                ===========    ===========

LIABILITIES, PREFERRED STOCK, COMMON STOCK AND
OTHER STOCKHOLDERS' EQUITY (DEFICIENCY):
---------------------------------------
Subsidiary debt                                                                 $ 1,329,471    $ 1,369,567
Parent debt                                                                       1,580,274      1,660,013
Accounts payable                                                                     65,019         95,357
Subscriber advance payments and deposits                                             17,129         19,227
Accrued interest and other liabilities                                               98,087         90,519
Deferred income taxes                                                               116,351        111,569
                                                                                -----------    -----------
Total liabilities                                                                 3,206,331      3,346,252
                                                                                -----------    -----------

Minority interests                                                                   27,737         59,836
                                                                                -----------    -----------

Cumulative equity in loss in excess of investment in and amounts
due from Olympus                                                                     31,202           --
                                                                                -----------    -----------

Hyperion Redeemable Exchangeable Preferred Stock                                    207,204        221,251
                                                                                -----------    -----------

Series A Cumulative Redeemable Exchangeable Preferred Stock                         148,062        148,148
                                                                                -----------    -----------

Commitments and contingencies (Note 9)

Convertible preferred stock, common stock and
other stockholders' equity (deficiency):
8 1/8% Series C Convertible Preferred Stock ($100,000 liquidation preference)             1              1
Class A Common Stock, $.01 par value, 200,000,000 shares authorized,
20,043,528 and 31,258,843 shares outstanding, respectively                              200            313
Class B Common Stock, $.01 par value, 25,000,000 shares authorized,
10,944,476 and 10,834,476 shares outstanding, respectively                              109            108
Additional paid-in capital                                                          331,263        744,975
Accumulated deficit                                                              (1,647,438)    (1,723,391)
                                                                                -----------    -----------
Convertible preferred stock, common stock and
other stockholders' equity (deficiency)                                          (1,315,865)      (977,994)
                                                                                -----------    -----------
Total                                                                           $ 2,304,671    $ 2,797,493
                                                                                ===========    ===========

                        See notes to condensed consolidated financial statements.



                                  ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                    (Dollars in thousands, except per share amounts)

                                                                Three Months Ended        Six Months Ended
                                                                   September 30,            September 30,
                                                              ----------------------    ----------------------
                                                                 1997         1998         1997        1998
                                                              ---------    ---------    ---------    ---------

Revenues                                                      $ 128,990    $ 169,387    $ 251,634    $ 314,143
                                                              ---------    ---------    ---------    ---------

Operating expenses:
Direct operating and programming                                 38,540       56,595       78,213      105,333
Selling, general and administrative                              23,472       33,043       45,731       62,154
Depreciation and amortization                                    33,586       46,083       67,319       84,642
                                                              ---------    ---------    ---------    ---------
Total                                                            95,598      135,721      191,263      252,129
                                                              ---------    ---------    ---------    ---------


Operating income                                                 33,392       33,666       60,371       62,014
                                                              ---------    ---------    ---------    ---------

Other income (expense):
Priority investment income from Olympus                          12,000       12,000       23,765       24,000
Other income                                                        610          113          610        1,113
Interest expense - net                                          (62,432)     (63,317)    (124,169)    (126,062)
Equity in loss of Olympus and other joint ventures              (14,840)     (14,803)     (34,038)     (33,119)
Equity in loss of Hyperion joint ventures                        (3,886)      (2,614)      (6,426)      (5,804)
Minority interest in net losses of subsidiaries                    --          8,543         --         14,003
Hyperion preferred stock dividends                                 --         (7,166)        --        (14,112)
                                                              ---------    ---------    ---------    ---------

Total                                                           (68,548)     (67,244)    (140,258)    (139,981)
                                                              ---------    ---------    ---------    ---------

Loss before income taxes and extraordinary (loss) gain          (35,156)     (33,578)     (79,887)     (77,967)
Income tax (expense) benefit                                       (365)        (852)        (295)       4,762
                                                              ---------    ---------    ---------    ---------

Loss before extraordinary (loss) gain                           (35,521)     (34,430)     (80,182)     (73,205)
Extraordinary (loss) gain on early retirement of debt              --         (1,733)       2,300       (4,337)
                                                              ---------    ---------    ---------    ---------

Net loss                                                        (35,521)     (36,163)     (77,882)     (77,542)
Dividend requirements applicable to preferred stock              (4,550)      (6,906)      (4,550)     (13,812)
                                                              ---------    ---------    ---------    ---------

Net loss applicable to common stockholders                    $ (40,071)   $ (43,069)   $ (82,432)   $ (91,354)
                                                              =========    =========    =========    =========

Basic and diluted loss per weighted average share of common
stock before extraordinary (loss) gain                        $   (1.31)   $   (1.16)   $   (2.92)   $   (2.62)
Basic and diluted extraordinary (loss) gain per weighted
average share on early retirement of debt                          --          (0.05)        0.08        (0.13)
                                                              ---------    ---------    ---------    ---------
Basic and diluted net loss per weighted average share
of common stock                                               $   (1.31)   $   (1.21)   $   (2.84)   $   (2.75)
                                                              =========    =========    =========    =========

Weighted average shares of common stock outstanding
(in thousands)                                                   30,647       35,533       29,066       33,261
                                                              =========    =========    =========    =========


                               See notes to condensed consolidated financial statements.


                  ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                  (Dollars in thousands)

                                                              Six Months Ended September 30,
                                                              ------------------------------
                                                                      1997         1998
                                                                   ----------   ---------
Cash flows from operating activities:
Net loss                                                           $ (77,882)   $ (77,542)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization                                         67,319       84,642
Noncash interest expense                                              22,629       15,803
Noncash dividends                                                       --         14,112
Equity in loss of Olympus and other joint ventures                    34,038       33,119
Equity in loss of Hyperion joint ventures                              6,426        5,804
Minority interest in losses of subsidiaries                             --        (14,003)
Extraordinary (gain) loss on early retirement of debt                 (2,300)       4,337
Decrease in deferred income taxes, net of effect of acquisitions         (84)      (4,782)
Changes in operating assets and liabilities, net of
effect of acquisitions:
Subscriber receivables                                                (4,281)     (15,051)
Prepaid expenses and other assets                                       (431)      (2,334)
Accounts payable                                                        (837)      29,270
Subscriber advance payments and deposits                                 395        1,528
Accrued interest and other liabilities                               (35,745)      (7,926)
                                                                   ---------    ---------
Net cash provided by operating activities                              9,247       66,977
                                                                   ---------    ---------

Cash flows used for investing activities:
Acquisitions                                                         (37,147)    (403,851)
Expenditures for property, plant and equipment                       (80,615)    (178,852)
Investments in Hyperion nonconsolidated joint ventures               (26,640)     (13,516)
Investments in other joint ventures                                  (11,139)     (11,472)
Purchase of minority interest in Hyperion                               --        (15,580)
Investments in U.S. government securities - pledged                  (83,849)        --
Sale of U.S. Government securities - pledged                            --         15,312
Amounts invested in and advanced to
Olympus and related parties                                          (55,508)     (92,359)
                                                                   ---------    ---------
Net cash used for investing activities                              (294,898)    (700,318)
                                                                   ---------    ---------

Cash flows provided by financing activities:
Proceeds from debt                                                   839,419      335,652
Repayments of debt                                                  (636,115)    (248,185)
Costs associated with debt financings                                (18,090)      (1,994)
Issuance of redeemable exchangeable preferred stock                  147,976         --
Issuance of convertible preferred stock                               97,000         --
Premium paid on early retirement of debt                                --         (3,634)
Issuance of Hyperion Class A common stock                               --        205,599
Issuance of Class A common stock                                        --        275,880
Costs associated with issuances of common stock                         --        (22,030)
Preferred stock dividends paid                                          --        (13,812)
                                                                   ---------    ---------
Net cash provided by financing activities                            430,190      527,476
                                                                   ---------    ---------

Increase (decrease) in cash and cash equivalents                     144,539     (105,865)

Cash and cash equivalents, beginning of period                        61,539      276,895
                                                                   ---------    ---------

Cash and cash equivalents, end of period                           $ 206,078    $ 171,030
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

         In the opinion of management, all adjustments, consisting of only normal recurring accruals necessary for a fair presentation of the financial position of Adelphia at September 30, 1998, and the results of operations for the three and six months ended September 30, 1997 and 1998, have been included. These condensed consolidated financial statements should be read in conjunction with Adelphia's consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended March 31, 1998 ("Annual Report"). The results of operations for the three and six months ended September 30, 1998 are not necessarily indicative of the results to be expected for the year ending March 31, 1999.

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

         On May 8, 1998, Hyperion Telecommunications, Inc. ("Hyperion") completed an initial public offering ("IPO") of its Class A Common Stock ("Hyperion Stock"). As part of the offering, Adelphia purchased an incremental 3,324,001 shares of Hyperion Stock for $49,900 and converted indebtedness owed to the Company by Hyperion into 3,642,666 shares of Hyperion Stock. In addition, Adelphia purchased warrants issued by Hyperion to MCI Metro Access Transmission Services, Inc., and purchased shares of Hyperion Class B common stock from certain executive officers of Hyperion for a total purchase price of approximately $12,580 and $3,000, respectively. Adelphia owns approximately 66% of the Hyperion common stock on a fully diluted basis and 86% of the total voting power. Additional net proceeds of $191,411 to Hyperion were received as a result of the sale of Hyperion Stock to the public. In a related transaction on June 5, 1998, Hyperion issued and sold 350,000 shares of its Class A Common Stock at the $16.00 IPO price pursuant to the underwriters' over allotment option in the IPO. As a result of the IPO, Adelphia's additional paid-in capital increased approximately $147,000 and minority interests increased approximately $45,000.

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

         Since April 1, 1998, Hyperion entered into a series of agreements, totaling $107,000 with Qwest Communications, Williams Communications and several other fiber optic network providers. These agreements will provide Hyperion with ownership or an indefeasible right of use to over 8,100 route miles of fiber optic cable, which will significantly increase its presence in the eastern half of the United States. Through September 30, 1998, Hyperion has paid $38,239 of the total due under these agreements, which is included in property, plant and equipment.

         On July 2, 1998, Adelphia issued $150,000 of 8 1/8% Senior Notes due 2003 (the "Senior Notes"). Net proceeds of approximately $147,300, after payment of transaction costs, were used to repay debt of subsidiaries. The terms of the Senior Notes are similar to those of Adelphia's existing publicly held senior debt.

         On July 31, 1998, Adelphia consummated its transaction with Tele-Communications, Inc. ("TCI") to form a joint venture limited partnership in the Western New York region (the "Western New York Partnership"). Pursuant to this agreement, Adelphia contributed its Western New York and Lorain, Ohio systems totaling approximately 298,000 subscribers and certain programming assets and $440,000 in debt. Subsidiaries of TCI contributed their cable systems in Buffalo, New York; Erie, Pennsylvania; and Ashtabula and Lake County, Ohio, totaling approximately 171,000 subscribers and $228,000 in debt. Adelphia and TCI hold a 66.7% and 33.3% interest, respectively, in the partnership. Adelphia manages the partnership and consolidates the partnership's results of operations for financial reporting purposes beginning on the acquisition date. As part of this transaction, the joint venture became a party to one of Adelphia's subsidiaries' revolving credit facilities and repaid the TCI contributed debt with the borrowings under that revolving credit facility.

         On August 18, 1998, Adelphia issued 8,190,315 shares of Class A Common Stock to the public and to the Rigas Family (principal shareholders and officers of Adelphia). Of this total, 4,100,000 shares were sold to the public at a price of $32.00 per share, with an underwriting discount of $1.44 per share. The remaining 4,090,315 shares were sold to entities controlled by the Rigas Family at the public offering price less the underwriting discount. In a related transaction on September 14, 1998, the Company issued and sold 615,000 shares of Class A Common Stock at the offering price of $32.00, with an underwriting discount of $1.44 per share, pursuant to the underwriters' over-allotment option. Adelphia realized aggregate net proceeds of $268,038 after deducting underwriter and other fees.

         On September 1, 1998, a majority owned subsidiary Adelphia acquired cable systems from Marcus Cable. These systems served approximately 62,000 subscribers at the date of acquisition in Connecticut and Virginia and were purchased for an aggregate price of $150,126. The acquisition was accounted for under the purchase method of accounting. Accordingly, the financial results of the acquired systems are included in the consolidated results of Adelphia effective from the date acquired.

         On September 30, 1998, Adelphia merged a subsidiary of the Company with the subsidiary of TCI that held an interest in Syracuse Hilton Head Holdings, L.P. ("SHHH, L.P."), an Adelphia managed partnership controlled by the Rigas Family. Pursuant to the merger agreement, TCI received 2,250,000 newly issued shares of the Company's Class A Common Stock, $.01 par value, as a result of the merger. Simultaneously, SHHH, L.P. distributed certain SHHH, L.P. cable systems, which serve approximately 34,100 subscribers, in Virginia and North Carolina (the "Virginia and North Carolina Systems") to Adelphia, in exchange for the interest acquired by Adelphia from TCI as described above, Adelphia's Preferred equity investment in Managed Partnership and certain affiliate receivables owed to Adelphia. The Virginia and North Carolina Systems were distributed to Adelphia without indebtedness.

         On November 4, 1998, Hyperion entered into purchase agreements with subsidiaries of MediaOne of Colorado, Inc. ("MediaOne"), its local partner in the Jacksonville, FL and Richmond, VA networks, whereby MediaOne will be paid approximately $82,751 in cash for MediaOne's ownership interest in these networks. In addition, Hyperion will be responsible for the payment of fiber lease liabilities due to MediaOne in the amount of approximately $14,500, which are generally payable over the next ten years. Upon consummation of this transaction, which is subject to normal closing conditions and receipt of regulatory approvals, Hyperion's ownership interest in each of these networks will increase to 100%.

         On November 12, 1998, Adelphia issued $150,000 of 8 3/8% Senior Notes due 2008 (the "8 3/8% Senior Notes"). Net proceeds of the offering, after deducting offering expenses, are estimated to be approximately $151,500, including approximately $3,500 in accrued interest. The proceeds from the offering were used to repay borrowings under revolving credit facilities of subsidiaries. The terms of the 8 3/8% Senior Notes are similar to those of Adelphia's existing publicly held senior debt.

         As of November 13, 1998, the Company had full commitments and subscriptions for a new $700,000 bank credit facility for the Western New York Partnership, consisting of a $350,000 reducing revolving credit portion and a $350,000 term loan portion. The closing of this credit facility is expected to occur by November 23, 1998 and the initial proceeds are expected to be used to refinance existing indebtedness of the Western New York Partnership.

2. Debt:

         Subsidiary Debt:

         Subsidiary debt is summarized as follows:
                                                       March 31,   September 30,
                                                         1998          1998
                                                      ----------   ----------
Notes to banks and institutions                       $  827,725   $  870,845
13% Senior Discount Notes of Hyperion due 2003           215,213      213,124
12 1/4% Senior Secured Notes of Hyperion due 2004        250,000      250,000
Other subsidiary debt                                     36,533       35,598
                                                      ----------   ----------

Total Subsidiary debt                                 $1,329,471   $1,369,567
                                                      ==========   ==========



         The following information updates to September 30, 1998, unless otherwise noted, certain disclosures included in Note 3 to Adelphia's consolidated financial statements contained in the Annual Report:



Commitments for additional borrowings,
 as of November 13, 1998                                        $     881,500

Weighted average interest rate payable by subsidiaries
 under credit agreements with banks and institutions                     7.27%

Percentage of subsidiary notes to banks and institutions that
 bear interest at fixed rates for at least one year                     10.29%

         Parent Debt:

                                      March 31,   September 30,
                                        1998          1998
                                     ----------   ----------

12 1/2% Senior Notes due 2002        $   69,838   $     --
10 1/4% Senior Notes due 2000            99,504       99,602
9 7/8% Senior Notes due 2007            347,446      347,539
9 1/4% Senior Notes due 2002            325,000      325,000
10 1/2% Senior Notes due 2004           150,000      150,000
8 3/8% Senior Notes due 2008            149,153      149,182
8 1/8% Senior Notes due 2003               --        149,253
11 7/8% Senior Debentures due 2004      124,579      124,602
9 7/8% Senior Debentures due 2005       128,407      128,488
9 1/2% Pay-In-Kind Notes due 2004       186,347      186,347
                                     ----------   ----------
Total Parent debt                    $1,580,274   $1,660,013
                                     ==========   ==========


3.  Investments:

       Adelphia's nonconsolidated investments are as follows:

                                                           March 31,   September 30,
                                                             1998          1998
                                                           ---------    ---------
Investments accounted for using the equity method:
Gross investment:
Hyperion investments in joint ventures                     $  66,648    $  80,164
Page Call, Inc.\Benbow PCS Ventures, Inc.                     15,539       17,170
Mobile communications                                         15,387       17,633
Other                                                          4,705        9,129
                                                           ---------    ---------
Total                                                        102,279      124,096
                                                           ---------    ---------

Investments accounted for using the cost method:
Niagara Frontier Hockey, L.P.                                 40,497       43,100
SuperCable ALK International                                   3,190        3,190
Programming ventures                                           1,427        1,470
Mobile communications                                          2,582        2,807
Other                                                            812          673
                                                           ---------    ---------
Total                                                         48,508       51,240
                                                           ---------    ---------

Total investments before cumulative equity in net losses     150,787      175,336
Cumulative equity in net losses                              (22,960)     (29,689)
                                                           ---------    ---------
Total investments                                          $ 127,827    $ 145,647
                                                           =========    =========

4.  Related Party Investments and Receivables:

         Related party receivables - net represent advances to managed partnerships, the Rigas Family and Rigas Family controlled entities. No related party advances are collateralized.

         Investment in and amounts due from Olympus is comprised of the following:

                                                March 31,        September 30,
                                                  1998               1998
                                           ----------------   -----------------

Cumulative equity in loss
 over investment in Olympus                $      (94,833)     $      (99,917)
Amounts due from Olympus                           63,631             130,861
                                           ----------------   -----------------
                                           $      (31,202)     $        30,944
                                           ================   =================



         The investment in Olympus represents a 50% voting interest in such partnership and is being accounted for using the equity method. Summarized unaudited results of operations of Olympus are as follows:


                                                     Nine Months Ended
                                                        September 30,
                                           ------------------------------------
                                                  1997                1998
                                           ----------------   -----------------
       Revenues                            $       126,818    $        156,497
       Net loss                                    (15,020)            (15,265)
       Net loss of general partners
        after priority return                      (70,783)            (80,855)

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

6.  Supplemental Financial Information:

         Cash payments for interest were $108,908 and $134,851 for the six months ended September 30, 1997 and 1998, respectively. Accumulated depreciation of property, plant and equipment amounted to $649,527 and $720,989 at March 31 and September 30, 1998, respectively. Accumulated amortization of intangible assets amounted to $211,967 and $251,306 at March 31 and September 30, 1998, respectively. Interest expense - net includes interest income of $1,658 and $7,907 for the three months ended September 30, 1997 and 1998 and $4,102 and $15,987 for the six months ended September 30, 1997 and 1998, respectively. Interest income includes interest income from affiliates on long-term loans and for reimbursement of interest expense on revolving credit agreements related to short-term borrowings by such affiliates.

7.  Income Taxes:

         Income tax (expense) benefit for the three and six months ended September 30, 1998 was $(852) and $4,762, respectively, which was substantially comprised of deferred tax.

8.  Recent Accounting Pronouncements:

         Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," has been issued and is effective for fiscal quarters of fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management of the Company has not evaluated the impact of SFAS No. 133 on the Company's condensed consolidated financial statements.

9.  Commitments and Contingencies:

         Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of material commitments and contingencies.

10. Reclassifications:

         Certain prior period amounts have been reclassified to conform with the current period presentation.

              ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                             (Dollars in thousands)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, is forward-looking, such as information relating to the effect of future regulation, future capital commitments and the effects of competition. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions, acquisitions and divestitures, government and regulatory policies, the pricing and availability of equipment, materials, inventories and programming, product acceptance, technological developments, year 2000 issue and changes in the competitive environment in which the Company operates.

         Adelphia Communications Corporation and its subsidiaries ("Adelphia" or the "Company") operates primarily in two lines of business within the telecommunications industry: cable television and related investments ("Adelphia, excluding Hyperion") and competitive local exchange carrier ("CLEC") telephony ("Hyperion"). The balance sheet data as of March 31, 1998 and September 30, 1998 and the other data for the three and six months ended September 30, 1997 and 1998 of Hyperion presented below have been derived from the consolidated financial statements of Hyperion not included herein.

         A majority owned subsidiary of the Company, Hyperion, together with its subsidiaries owns CLEC networks and investments in CLEC joint ventures and manages those networks and joint ventures. Hyperion is an unrestricted subsidiary for purposes of the Company's indentures. For further information regarding Hyperion, which also files reports pursuant to the Securities Exchange Act of 1934, see Hyperion's Form 10-Q for the quarterly period ended September 30, 1998.

         Summarized unaudited financial information of Adelphia, Hyperion and Adelphia, excluding Hyperion is as follows:

Balance Sheet Data:
                                                        March 31,  September 30,
Adelphia Consolidated                                      1998          1998
                                                       -----------  -----------
Total assets                                           $2,304,671   $2,797,493
Total debt                                              2,909,745    3,029,580
Investments (a)                                           150,787      175,336
Redeemable preferred stock                                355,266      369,399
Convertible preferred stock (liquidation preference)      100,000      100,000

Hyperion
Total assets                                           $  639,992   $  846,980
Total debt                                                528,776      489,815
Investments (a)                                            66,648       80,164
Redeemable preferred stock                                207,204      221,251

Adelphia, excluding Hyperion
Total assets                                           $1,664,679   $2,105,513
Total debt                                              2,380,969    2,694,765
Investments (a)                                            84,139       95,172
Redeemable preferred stock                                148,062      148,148
Convertible preferred stock (liquidation preference)      100,000      100,000


                                           Three Months Ended         Six Months Ended
                                             September 30,              September 30,
                                        ----------------------    ------------------------
                                           1997         1998         1997        1998
                                        ---------    ---------    ---------   -----------
Other Data:

Adelphia Consolidated
Revenues                                $ 128,990    $ 169,387    $ 251,634    $ 314,143
Priority income                            12,000       12,000       23,765       24,000
Operating expenses (b)                     62,012       89,638      123,944      167,487
Depreciation and amortization expense      33,586       46,083       67,319       84,642
Operating income                           33,392       33,666       60,371       62,014
Interest expense - net                    (62,432)     (63,317)    (124,169)    (126,062)
Preferred stock dividends                  (4,550)     (14,072)      (4,550)     (27,924)
Capital expenditures                       37,081      104,597       80,615      178,852
Cash paid for acquisitions                  7,638      381,082       37,147      403,851
Cash used for investments                   8,920       15,022       37,779       24,988

Hyperion
Revenues                                $   2,187    $  12,098    $   3,707    $  19,733
Operating expenses (b)                      4,305       17,447        7,865       30,868
Depreciation and amortization expense       2,311        9,843        3,683       15,963
Operating loss                             (4,429)     (15,192)      (7,841)     (27,098)
Interest expense - net                     (9,624)      (5,371)     (16,938)     (13,016)
Preferred stock dividends                    --         (7,166)        --        (14,112)
Capital expenditures                        7,465       68,231       26,231      111,695
Cash paid for acquisitions                  7,638         --          7,638         --
Cash used for investments                   8,609       10,611       26,640       13,516

Adelphia, excluding Hyperion
Revenues                                $ 126,803    $ 157,289    $ 247,927    $ 294,410
Priority income                            12,000       12,000       23,765       24,000
Operating expenses (b)                     57,707       72,191      116,079      136,619
Depreciation and amortization expense      31,275       36,240       63,636       68,679
Operating income                           37,821       48,858       68,212       89,112
Interest expense - net                    (52,808)     (57,946)    (107,231)    (113,046)
Preferred stock dividends                  (4,550)      (6,906)      (4,550)     (13,812)
Capital expenditures                       29,616       36,366       54,384       67,157
Cash paid for acquisitions                   --        381,082       29,509      403,851
Cash used for investments                     311        4,411       11,139       11,472


a) Represents total investments before cumulative equity in net losses.

b) Amount excludes depreciation and amortization.

         Adelphia earned substantially all of its revenues in the three and six months ended September 30, 1997 and 1998 from monthly subscriber fees for basic, satellite, premium and ancillary services (such as installations and equipment rentals), local and national advertising sales, pay-per-view programming, high speed data services and CLEC telecommunications services.

         The changes in Adelphia's operating results for the three and six months ended September 30, 1998 compared to the same period of the prior year, were primarily the result of acquisitions, rate increases and expansion of existing operations.

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


                                September 30,         Percent
                           -----------------------    Increase
                              1997          1998     (Decrease)
                           ----------    ---------   ----------
Homes Passed by Cable
---------------------
Company Owned Systems      1,616,554     2,124,473     31.4%
Olympus Systems              676,910       828,500     22.4%
Managed Systems              428,314       284,716    (33.5%)
                          ----------    ----------
Total Systems              2,721,778     3,237,689     19.0%
                          ==========    ==========

Basic Subscribers
-----------------
Company Owned Systems      1,177,543     1,530,699     30.0%
Olympus Systems              434,730       551,588     26.9%
Managed Systems              306,314       216,229    (29.4%)
                          ----------    ----------
Total Systems              1,918,587     2,298,516     19.8%
                          ==========    ==========


         Managed Systems' data, as of September 30, 1998, reflect the sales of systems consisting of approximately 79,900 and 47,100 homes passed and approximately 63,400 and 34,100 basic subscribers to Olympus and Adelphia, respectively.

         The following table is derived from Adelphia's Condensed Consolidated Statements of Operations that are included in this Form 10-Q and sets forth the historical percentage relationship to revenues of the components of operating income contained in such financial statements for the periods indicated.



                                      Three Months Ended   Six Months Ended
                                         September 30,       September 30,
                                      ------------------ ------------------
                                         1997     1998     1997    1998
                                       -------  -------  -------  -------
Revenues                                100.0%   100.0%   100.0%   100.0%

Operating expenses:
Direct operating and programming         29.9%    33.4%    31.1%    33.5%
Selling, general and administrative      18.2%    19.5%    18.2%    19.8%
Depreciation and amortization            26.0%    27.2%    26.8%    26.9%
                                        ------   ------   ------   ------

Operating income                         25.9%    19.9%    23.9%    19.8%
                                        ======   ======   ======   ======



Revenues. The primary revenue sources reflected as a percentage of total revenues were as follows:


                                                       Three Months Ended
                                                           September 30,
                                                  ------------------------------
                                                      1997              1998
                                                  ------------      ------------
Regulated service and equipment                        76%               72%
Premium programming                                    11%                9%
Advertising sales and other services                   11%               12%
Competitive local exchange carrier services             2%                7%



         Revenues increased approximately 31.3% and 24.8% for the three and six month periods ended September 30, 1998 compared with the same periods of the prior year. The increases are attributable to the following:


                                                 Three Months       Six Months
                                                     Ended            Ended
                                                 September 30,    September 30,
                                                     1998              1998
                                                 -------------    --------------
Acquisitions                                          60%              58%
Basic subscriber growth                                4%               4%
Rate increases                                        20%              24%
Premium programming                                   (4%)             (6%)
Competitive local exchange carrier services           13%              10%
Advertising sales and other services                   7%              10%

         Effective August 1, 1998, certain rate increases related to regulated cable services were implemented in substantially all of the Company's systems. Advertising revenues and revenues derived from other strategic service offerings such as paging, high-speed data services, long distance and CLEC services also had a positive impact on revenues for the quarter ended September 30, 1998. The Company expects to implement rate increases related to certain regulated cable services in substantially all of the Company's systems during the next fiscal year.

         Direct Operating and Programming Expenses. Direct operating and programming expenses, which are mainly basic and premium programming costs and technical expenses, increased 46.8% and 34.7% for the three and six month periods ended September 30, 1998 compared with the same periods of the prior year. Such increases were primarily due to increased operating expenses from acquired systems, increased programming costs and incremental costs associated with increased subscribers. Additionally, Hyperion expenses increased due to expansion of operations at its network control center, as well as an increase in the number and size of its networks, which resulted in increased employee related costs and equipment maintenance costs. The consolidation of the Buffalo, Syracuse, New Jersey, Louisville, Lexington and Harrisburg networks also increased Hyperion's costs related to operations.

         Selling, General and Administrative Expenses. These expenses, which are mainly comprised of costs related to system offices, customer service representatives and sales and administrative employees, increased 40.8% and 35.9% for the three and six month periods ended September 30, 1998 compared with the same periods of the prior year. The increases were primarily due to incremental costs associated with acquisitions, subscriber growth and Hyperion overhead and network operating and control center cost increases to accommodate the growth in the number of networks managed and monitored, as well as the consolidation of the networks mentioned in direct operating and programming expenses.

         Depreciation and Amortization. Depreciation and amortization, excluding Hyperion, increased 15.9% and 7.9% for the three and six month periods ended September 30, 1998, respectively, compared with the same periods of the prior year primarily due to increased depreciation and amortization related to acquisitions consummated during the years ended March 31, 1997 and 1998, as well as increased capital expenditures made during the past several years. Depreciation and amortization, for Hyperion, increased 326% and 333% for the three and six month periods ended September 30, 1998, respectively. These increases were primarily a result of increased amortization of deferred financing costs and increased depreciation resulting from the higher depreciable asset bases of the Hyperion network operations control center, its wholly owned networks and the consolidation of several of its networks.

         Priority Investment Income. Priority investment income is comprised of payments received from Olympus of accrued priority return on the Company's investment in 16.5% preferred limited partner ("PLP") interests in Olympus.

         Interest Expense - Net. Interest expense - net, excluding Hyperion, increased 9.7% and 5.4% for the three and six month periods ended September 30, 1998 compared with the same periods of the prior year. Interest expense - net, including Hyperion, increased 1.4% and 1.5% for the three and six month periods ended September 30, 1998, as compared with the same periods of the prior year. Interest expense increased primarily due to incremental debt related to acquisitions and the issuance of the Hyperion 12 1/4% Senior Secured Notes. These increases were offset by Hyperion's interest income on cash balances. Interest expense includes noncash accretion of original issue discount on the Hyperion 13% Senior Discount Notes and noncash interest expense totaling $7,908 and $15,803 for the three and six month periods ended September 30, 1998 compared with $15,771 and $22,629 the same periods of the prior year.

         Equity in Loss of Joint Ventures. The equity in loss of joint ventures represents primarily (i) the Company's pro-rata share of Olympus' losses and the accretion requirements of Olympus' PLP interests, and (ii) Hyperion's pro-rata share of its less than majority owned partnerships' operating losses.

         Minority Interest in Net Losses of Subsidiaries. As a result of Hyperion's IPO which occurred on May 8, 1998, a portion of Hyperion's net loss applicable to common stockholders is attributable to minority interests.

         Hyperion Preferred Stock Dividends. During the three and six month periods ended September 30, 1998, Hyperion incurred $7,166 and $14,112 of expense relating to its 12 7/8% Senior Exchangeable Redeemable Preferred Stock issued in October 1997.

         Extraordinary Loss on Early Retirement of Debt. During the six months ended September 30, 1998, $69,838 of 12 1/2% Senior Notes due 2002 were redeemed at 103% of principal and subsidiary debt in the amount of $52,000 was repaid prior to its maturity, at a premium. Additionally, Hyperion retired $25,160 face value of its 13% Senior Discount Notes, resulting in a gain. As a result of these transactions, Adelphia recognized a net extraordinary loss on early retirement of debt of $4,337.

         Income Tax Benefit. Income tax (expense) benefit for the three and six months ended September 30, 1998 is primarily due to the impact of a change in tax law which extends the number of years the Company can utilize its net operating loss carryforward generated in the current fiscal year.

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

         The Company has made a substantial commitment to the technological development of its systems and is aggressively investing in the upgrade of the technical capabilities of its cable plant in a cost efficient manner. Over 50% of Adelphia's networks have bandwidth capacity of 550 Mhz or greater. The Company continues to deploy fiber optic cable and to upgrade the technical capabilities of its broadband networks in order to increase network capacity, digital capability, two-way communication and network reliability.

         The design of the current system upgrade, when completed, will deploy on average one fiber optic node for every two system plant miles or approximately one fiber node for every 180 homes passed compared to the industry norm of 500 to 1,000 homes passed per fiber optic node. Approximately 75% of the system will be upgraded to 750 Mhz. Approximately 25% of the plant will remain at 550 Mhz. The upgraded system will be completely addressable and provide two-way communication capability. The additional bandwidth will enable the Company to offer additional video programming services. A portion of the bandwidth will be allocated to new service offerings such as two-way data, telephony and video-on-demand. By the end of fiscal 1999, approximately 50% of customers will be served by two-way cable plant.

         Capital expenditures for Adelphia, excluding Hyperion for the six months ended September 30, 1997 and 1998 were $54,384 and $67,157, respectively. Capital expenditures, including Hyperion, for the six months ended September 30, 1997 and 1998 were $80,615 and $178,852, respectively. Capital expenditures for Hyperion for the six months ended September 30, 1998 compared with the six months ended September 30, 1997, increased primarily due to the upgrade of plant in markets in which Hyperion purchased its local partners' interests, payments for indefeasible right of use agreements for fiber optic networks and the commencement of switching services. The Company expects that capital expenditures excluding Hyperion for fiscal 1999 will be in the range of approximately $150,000 to $170,000. Hyperion estimates that it will require approximately $160,000 to fund anticipated capital expenditures, working capital requirements, operating losses and investments in its existing and its planned new networks through the remaining six months of fiscal 1999.

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

         At September 30, 1998, the Company's total outstanding debt aggregated $3,029,580, which included $1,660,013 of parent debt, $489,815 of Hyperion debt and $879,752 of other subsidiary debt. The Company had aggregate cash and cash equivalents, unused credit lines with banks and bank commitments of $1,052,530, as of November 13, 1998. At September 30, 1998, Adelphia's subsidiaries had an aggregate of $30,000 in unused credit lines with banks and institutions. Subsequent to September 30, 1998, the Company received commitments from banks totaling $700,000 for an 8 1/2 year credit facility expected to be completed during the quarter ended December 31, 1998. Additionally, the Company completed a public offering of senior notes with net proceeds of $151,500, which were used to repay borrowings under revolving credit facilities of subsidiaries. In addition, the Company had an aggregate $171,030 in cash and cash equivalents at September 30, 1998.

         The Company's weighted average interest rate on notes payable to banks and institutions was approximately 8.96% at September 30, 1997 compared to 7.27% at September 30, 1998. At September 30, 1998, approximately 10.29% of such debt was subject to fixed interest rates for at least one year under the terms of such debt or applicable interest rate swap agreements.

         The following table sets forth the mandatory reductions in principal under all debt agreements for each of the next four years and six months based on amounts outstanding at September 30, 1998:

       Six months ending March 31, 1999                      $      45,887
       Year ending March 31, 2000                                  100,069
       Year ending March 31, 2001                                  236,117
       Year ending March 31, 2002                                  159,930
       Year ending March 31, 2003                                  504,708

         Reference is made to Note 1 of the condensed consolidated financial statements included elsewhere in this Form 10-Q for discussion of significant events and financings subsequent to March 31, 1998, which is incorporated by reference herein.

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

         Management believes that the telecommunications industry, including the cable television and telephone industries, continues to be in a period of consolidation characterized by mergers, joint ventures, acquisitions, sales of all or part of cable or telephone companies or their assets, and other partnering and investment transactions of various structures and sizes involving cable or other telecommunications companies. The Company continues to evaluate new opportunities that allow for the expansion of its business through the acquisition of additional cable television systems in geographic proximity to its existing regional markets or in locations that can serve as a basis for new market areas. The Company, like other cable television companies, has participated from time to time and is participating in preliminary discussions with third parties regarding a variety of potential transactions, and the Company has considered and expects to continue to consider and explore potential transactions of various types with other cable and telecommunications companies. However, no assurances can be given as to whether any such transaction may be consummated or, if so, when, or that additional competition from this industry consolidation will not have an adverse effect on the Company.

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

         The 1996 Act repealed the prohibition on CLECs from providing video programming directly to customers within their local exchange areas other than in rural areas or by specific waiver of FCC rules. The 1996 Act also authorized CLECs to operate "open video systems" ("OVS") without obtaining a local cable franchise, although CLECs operating such a system can be required to make payments to local governmental bodies in lieu of cable franchise fees. Where demand exceeds capacity, up to two-thirds of the channels on an OVS must be available to programmers unaffiliated with the CLEC. The statute states that the OVS scheme supplants the FCC's "video dialtone" rules. The FCC has promulgated rules to implement the OVS concept, and New Jersey Bell Telephone Company has been granted permission to convert its video dialtone authorization in Dover Township, New Jersey to an OVS authorization. Recently, New Jersey Bell telephone company announced it will be shutting down its OVS operation in Dover Township, New Jersey at the end of the year and RCN has been granted permission to convert its video dialtone authorization in the Philadelphia Region to an OVS authorization.

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

Year 2000 Issue

         The year 2000 issue refers to the inability of computerized systems and technologies to recognize and process dates beyond December 31, 1999. The Company is evaluating the impact of the year 2000 issue on its business applications and its products and services. The evaluation includes a review of the Company's information technology systems, cable network equipment and other embedded technologies. A significant portion of the Company's computerized systems and technologies have been developed, installed or upgraded in recent years and are generally more likely to be year 2000 ready. The Company is also evaluating the potential impact as a result of its reliance on third-party systems that may have year 2000 issue.

         Computerized business applications that could be adversely affected by the year 2000 issue include:
-   information processing and financial reporting systems,
-   customer billing systems,
-   customer service systems,
-   telecommunication transmission and reception systems, and
-   facility systems.

         System failure or miscalculation could result in an inability to process transactions, send invoices, accept customer orders or provide customers with products and services. Customers could also experience a temporary inability to receive or use the Company's products and services.

         The Company has developed a program to assess and address the year 2000 issue. This program consists of the following phases:
-   inventorying and assessing the impact on affected technology and systems,
-   developing solutions for affected technology and systems,
-   modifying or replacing affected technology and systems,
-   testing and verifying solutions,
-   implementing solutions, and
-   developing contingency plans.

         The Company has substantially completed inventorying and assessing the affected computerized systems and technologies. The Company is in various stages of its year 2000 compliance program with respect to the remaining phases as it relates to the affected systems and technologies.

         The Company has engaged a consulting firm familiar with its financial reporting systems. This firm has developed and tested year 2000 solutions that the Company is in the process of implementing. The Company expects its financial reporting systems to be year 2000 compliant by June 1999.

         A third-party billing vendor currently facilitates customer billing. The Company is currently in the process of testing an in-house service ordering, provisioning, maintenance and billing system that would replace the third-party billing vendor. The Company expects to have this new system implemented by June 1999. On a contingency basis, the third-party vendor has provided a written statement that it will certify it is fully year 2000 compliant by June 1999.

         Telecommunication plant rebuilds and upgrades in recent years have minimized the potential impact of the year 2000 issue on the Company's facilities, customer service, telecommunication transmission and reception systems. The Company is engaged in a comprehensive internal inventory and assessment of all hardware components and component controlling software throughout its telecommunication networks. The Company expects to implement any hardware and software modifications, upgrades or replacements resulting from the internal review by June 1999.

         Costs incurred to date directly related to addressing the year 2000 issue have not been material. The Company has also redeployed internal resources to meet the goals of its year 2000 program. The Company currently estimates the total cost of its year 2000 remediation program to be approximately $2,500. Although the Company will continue to incur substantial capital expenditures in the ordinary course of meeting its telecommunications system upgrade goals through the year 2000, it will not specifically accelerate its expenditures to facilitate year 2000 readiness, and accordingly such expenditures are not included in the above estimate.

         The Company has begun communicating with others with whom it does significant business to determine their year 2000 readiness and to determine the extent to which the Company is vulnerable to the year 2000 issue related to those third parties. The Company purchases much of its technology from third parties. There can be no assurance that the systems of other companies on which the Company's systems relay will be year 2000 ready or timely converted into systems compatible with the Company systems. The Company's failure or a third-party's failure to become year 2000 ready or the Company's inability to become compatible with third parties with which the Company has a material relationship, may have a material adverse effect on the Company, including significant service interruption or outages; however, the Company cannot currently estimate the extent of any such adverse effects.

         The Company is in the process of identifying secondary sources to supply its systems or services in the event it becomes probable that any of its systems will not be year 2000 ready prior to the end of 1999. The Company is also in the process of identifying secondary vendors and service providers to replace those vendors and service providers whose failure to be year 2000 ready could lead to a significant delay in the Company's ability to provide its service to its customers.

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

           None

Item 3.  Defaults Upon Senior Securities

          None

Item 4.  Submission of Matters to a Vote of Security Holders

          The annual meeting of the stockholders of the Company was held on October 6, 1998. Stockholders entitled to vote a total of 135,258,110 votes out of 137,728,603 votes attributable to all shares of the Company's outstanding capital stock were represented at the meeting either in person or by proxy. At such meeting, (a) one director (the "Class A Director") was elected by vote of the holders of Class A Common Stock voting as a separate class and (b) seven directors, ("Class A and B Directors") were elected by vote of the holders of Class A Common Stock and the holders of Class B Common Stock voting together. The stockholder voting results are as follows:


                                                      Class of                                    Broker
                                                        Stock       Vote for      Withheld       Non-Votes
                                                      --------      -----------   --------      ----------
(a)  Class A Director Elected

     Perry S. Patterson                                Class A       25,616,966      196,384             -

(b)  Class A and B Directors Elected

     John J. Rigas                                     Class A       25,616,966      196,384             -
                                                       Class B      109,444,760            -             -

     Michael J. Rigas                                  Class A       25,616,966      196,384             -
                                                       Class B      109,444,760            -             -

     Timothy J. Rigas                                  Class A       25,616,966      196,384             -
                                                       Class B      109,444,760            -             -

     James P. Rigas                                    Class A       25,616,966      196,384             -
                                                       Class B      109,444,760            -             -

     Daniel R. Milliard                                Class A       25,616,966      196,384             -
                                                       Class B      109,444,760            -             -

     Pete J. Metros                                    Class A       25,616,966      196,384             -
                                                       Class B      109,444,760            -             -

     Dennis P. Coyle                                   Class A       25,616,966      196,384             -
                                                       Class B      109,444,760            -             -


Item 5.  Other Information

          None

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits:

Exhibit No.           Description


10.01 U.S. Underwriting Agreement between the Registrant and the Representatives of the U.S. Underwriters named therein, dated August 12, 1998 (Incorporated herein by reference is Exhibit 10.01 from the Form 8-K of the Registrant for the event dated August 18, 1998) (File No. 000-16104).

10.02 International Underwriting Agreement between the Registrant and the Lead Managers of the Managers named therein, dated August 12, 1998 (Incorporated herein by reference is Exhibit 10.02 from the Form 8-K of the Registrant for the event dated August 18, 1998)(File No. 000-16104).

10.03 Direct Purchase Agreement between the Registrant and Highland Communications, L.L.C., dated August 12, 1998 (Incorporated herein by reference is Exhibit 10.03 from the Form 8-K of the Registrant for the event dated August 18, 1998)(File No. 000-16104).

10.04 Adelphia Communications Corporation 1998 Long-Term Incentive Compensation Plan (Incorporated herein by reference is Exhibit A to the
         Registrant's Proxy Statement for the ........Annual Meeting of
         Stockholders on October 6, 1998)(File No. 000-16104).

10.05 Distribution Agreement dated as of August 31, 1998 among Syracuse Hilton Head Holdings, L.P., Adelphia Communications Corporation and SHHH Acquisition Corp. (Filed Herewith).

10.06 Second Amendment to Credit Agreement, dated as of April 12, 1996, among Chelsea Communications, Inc., Kittaning Cablevision Inc., Robinson/Plum Cablevision L. P., the several banks and financial institutions parties thereto, and Toronto Dominion (Texas), Inc. as Administrative Agent (Filed Herewith).

27.01 Financial Data Schedule (supplied for the information of the Commission).

         (b) Reports on Form 8-K:

         Form 8-Ks were filed on July 2, 1998, July 6, 1998, July 23, 1998, August 10, 1998, August 21, 1998 and September 11, 1998, which reported information under items 5 and 7 thereof. No financial statements were filed with such Form 8-Ks.


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

                                        ADELPHIA COMMUNICATIONS CORPORATION
                                                     (Registrant)



Date:  November 16, 1998                By:   /s/ Timothy J. Rigas
                                            ---------------------------------
                                                  Timothy J. Rigas
                                        Executive Vice President (authorized
                                        officer), Chief Financial Officer, Chief
                                        Accounting Officer and Treasurer