Form 10-Q
period 1998-12-31
ADELPHIA COMMUNICATIONS CORP
filed 1999-02-16
CIK 796486

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

    X    Quarterly Report under Section 13 or 15(d) of the Securities Exchange
-------
          Act of 1934

                For the quarterly period ended December 31, 1998

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

     At February 12, 1999, 41,328,343 shares of Class A Common Stock, par value $.01 per share, and 10,834,476 shares of Class B Common Stock, par value $.01 per share, of the registrant were outstanding.




              ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                      INDEX




                                                                                                           Page Number
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
       Condensed Consolidated Balance Sheets - March 31, 1998 and
        December 31, 1998..............................................................................             3

       Condensed Consolidated Statements of Operations - Three and Nine Months Ended
        December 31, 1997 and 1998.....................................................................             4

       Condensed Consolidated Statements of Cash Flows - Nine Months Ended
        December 31, 1997 and 1998.....................................................................             5

       Notes to Condensed Consolidated Financial Statements............................................             6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
          of Operations..................................................................................          13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk....................................            24

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.............................................................................            25

Item 2.  Changes in Securities and Use of Proceeds.....................................................            25

Item 3.  Defaults Upon Senior Securities..............................................................             25

Item 4.  Submission of Matters to a Vote of Security Holders..........................................             25

Item 5.  Other Information............................................................................             25

Item 6.  Exhibits and Reports on Form 8-K..............................................................            25


SIGNATURES.............................................................................................            27





                         PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                       ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                          (Dollars in thousands, except share amounts)

                                                                                  March 31,    December 31,
                                                                                    1998           1998
                                                                                ------------   ------------
ASSETS:
Property, plant and equipment - net                                             $   918,637    $ 1,207,655
Intangible assets - net                                                             695,104      1,029,159
Cash and cash equivalents                                                           276,895        398,644
U.S. government securities - pledged                                                 70,535         58,054
Investments                                                                         127,827        196,893
Preferred equity investment in Managed Partnership                                   18,338           --
Subscriber receivables - net                                                         30,551         53,911
Prepaid expenses and other assets - net                                             114,526        114,625
Investment in and amounts due from Olympus                                             --          191,408
Related party receivables - net                                                      52,258         44,108
                                                                                -----------    -----------
Total                                                                           $ 2,304,671    $ 3,294,457
                                                                                ===========    ===========

LIABILITIES, PREFERRED STOCK, COMMON STOCK AND
OTHER STOCKHOLDERS' EQUITY (DEFICIENCY):
Subsidiary debt                                                                 $ 1,329,471    $ 1,717,240
Parent debt                                                                       1,580,274      1,810,212
Accounts payable                                                                     65,019         96,985
Subscriber advance payments and deposits                                             17,129         19,377
Accrued interest and other liabilities                                               98,087        137,131
Deferred income taxes                                                               116,351        109,609
                                                                                -----------    -----------
Total liabilities                                                                 3,206,331      3,890,554
                                                                                -----------    -----------

Minority interests                                                                   27,737         48,784
                                                                                -----------    -----------

Cumulative equity in loss in excess of investment in and amounts
due from Olympus                                                                     31,202           --
                                                                                -----------    -----------

Hyperion Redeemable Exchangeable Preferred Stock                                    207,204        228,674
                                                                                -----------    -----------

Series A Cumulative Redeemable Exchangeable Preferred Stock                         148,062        148,191
                                                                                -----------    -----------

Commitments and contingencies (Note 8)

Convertible preferred stock, common stock and other stockholders' equity
(deficiency):
8 1/8% Series C Convertible Preferred Stock ($100,000 liquidation preference)             1              1
Class A Common Stock, $.01 par value, 200,000,000 shares authorized,
20,043,528 and 31,258,843 shares outstanding, respectively                              200            313
Class B Common Stock, $.01 par value, 25,000,000 shares authorized,
10,944,476 and 10,834,476 shares outstanding, respectively                              109            108
Additional paid-in capital                                                          331,263        738,102
Accumulated deficit                                                              (1,647,438)    (1,760,270)
                                                                                -----------    -----------
Convertible preferred stock, common stock and
other stockholders' equity (deficiency)                                          (1,315,865)    (1,021,746)
                                                                                ===========    ===========
Total                                                                           $ 2,304,671    $ 3,294,457
                                                                                ===========    ===========

                        See notes to condensed consolidated financial statements.



                          ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                            (Dollars in thousands, except per share amounts)

                                                          Three Months Ended        Nine Months Ended
                                                               December 31,             December 31,
                                                        ------------------------  -----------------------
                                                           1997         1998         1997         1998
                                                        ----------   ----------   ----------   ----------

Revenues                                                $ 138,271    $ 193,012    $ 389,905    $ 507,155
                                                        ---------    ---------    ---------    ---------

Operating expenses:
Direct operating and programming                           43,711       62,630      121,924      167,963
Selling, general and administrative                        24,354       45,095       70,085      107,249
Depreciation and amortization                              37,251       56,181      104,570      140,823
                                                        ---------    ---------    ---------    ---------
Total                                                     105,316      163,906      296,579      416,035
                                                        ---------    ---------    ---------    ---------


Operating income                                           32,955       29,106       93,326       91,120
                                                        ---------    ---------    ---------    ---------

Other income (expense):
Priority investment income from Olympus                    12,000       12,000       35,765       36,000
Other income                                                 --           --           --          1,113
Interest expense - net                                    (63,172)     (65,531)    (187,341)    (191,593)
Equity in loss of Olympus and other joint ventures        (16,012)     (15,772)     (50,050)     (48,891)
Equity in loss of Hyperion joint ventures                  (2,858)      (3,776)      (9,284)      (9,580)
Minority interest in net losses of subsidiaries              --         11,769         --         25,772
Hyperion preferred stock dividends                         (5,988)      (7,424)      (5,988)     (21,536)
Gain on sale of investment                                    408         --          1,018         --
                                                        ---------    ---------    ---------    ---------

Total                                                     (75,622)     (68,734)    (215,880)    (208,715)
                                                        ---------    ---------    ---------    ---------

Loss before income taxes and extraordinary loss           (42,667)     (39,628)    (122,554)    (117,595)
Income tax (expense) benefit                                 (264)       2,040         (559)       6,802
                                                        ---------    ---------    ---------    ---------

Loss before extraordinary loss                            (42,931)     (37,588)    (123,113)    (110,793)
Extraordinary loss on early retirement of debt            (13,625)        --        (11,325)      (4,337)
                                                        ---------    ---------    ---------    ---------

Net loss                                                  (56,556)     (37,588)    (134,438)    (115,130)
Dividend requirements applicable to preferred stock        (7,448)      (6,906)     (11,998)     (20,718)
                                                        ---------    ---------    ---------    ---------

Net loss applicable to common stockholders              $ (64,004)   $ (44,494)   $(146,436)   $(135,848)
                                                        =========    =========    =========    =========

Basic and diluted loss per weighted average share of
common stock before extraordinary loss                  $   (1.64)   $   (1.06)   $   (4.57)   $   (3.63)
Basic and diluted extraordinary loss per
weighted average share on early retirement of debt          (0.45)        --          (0.38)       (0.12)
                                                        ---------    ---------    ---------    ---------
Basic and diluted net loss per weighted average share
of common stock                                         $   (2.09)   $   (1.06)   $   (4.95)   $   (3.75)
                                                        =========    =========    =========    =========

Weighted average shares of common stock
outstanding (in thousands)                                 30,647       42,093       29,595       36,226
                                                        =========    =========    =========    =========





                             See notes to condensed consolidated financial statements.



                    ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                   (Dollars in thousands)

                                                                 Nine Months Ended December 31,
                                                                  -----------------------------
                                                                        1997          1998
                                                                   -------------  ------------
Cash flows from operating activities:
Net loss                                                           $  (134,438)   $  (115,130)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization                                          104,570        140,823
Noncash interest expense                                                29,981         23,663
Noncash dividends                                                        5,988         21,536
Equity in loss of Olympus and other joint ventures                      50,050         48,891
Equity in loss of Hyperion joint ventures                                9,284          9,580
Gain on sale of investments                                               (408)          --
Minority interest in losses of subsidiaries                               --          (25,772)
Extraordinary loss on early retirement of debt                          11,325          4,337
Decrease in deferred income taxes, net of effect of acquisitions           (84)        (6,510)
Changes in operating assets and liabilities,
 net of effect of acquisitions:
Subscriber receivables                                                  (7,500)       (19,874)
Prepaid expenses and other assets                                       (3,764)        (6,942)
Accounts payable                                                         1,027         31,029
Subscriber advance payments and deposits                                 1,124          1,678
Accrued interest and other liabilities                                  (5,117)        31,051
                                                                   -----------    -----------
Net cash provided by operating activities                               62,038        138,360
                                                                   -----------    -----------

Cash flows used for investing activities:
Acquisitions                                                           (88,217)      (403,851)
Expenditures for property, plant and equipment                        (117,560)      (255,797)
Investments in Hyperion nonconsolidated joint ventures                 (48,574)       (69,018)
Investments in other joint ventures                                    (13,616)       (12,540)
Purchase of minority interest in Hyperion                                 --          (15,580)
Investments in U.S. government securities - pledged                    (83,400)          --
Sale of U.S. Government securities - pledged                              --           15,312
Amounts invested in and advanced to
 Olympus and related parties                                           (82,211)      (274,216)
Proceeds from sale of investment                                         9,613           --
                                                                   -----------    -----------
Net cash used for investing activities                                (423,965)    (1,015,690)
                                                                   -----------    -----------

Cash flows provided by financing activities:
Proceeds from debt                                                   1,138,295        836,176
Repayments of debt                                                    (862,786)      (269,778)
Costs associated with debt financings                                  (18,701)        (7,125)
Issuance of redeemable exchangeable preferred stock                    147,976           --
Issuance of convertible preferred stock                                 97,000           --
Issuance of Hyperion redeemable exchangeable preferred stock           194,733           --
Premium paid on early retirement of debt                               (12,153)        (3,634)
Issuance of Hyperion Class A common stock                                 --          205,599
Issuance of Class A common stock                                          --          275,880
Costs associated with issuances of common stock                           --          (22,196)
Preferred stock dividends paid                                          (2,573)       (15,843)
                                                                   -----------    -----------
Net cash provided by financing activities                              681,791        999,079
                                                                   -----------    -----------

Increase in cash and cash equivalents                                  319,864        121,749

Cash and cash equivalents, beginning of period                          61,539        276,895
                                                                   -----------    -----------

Cash and cash equivalents, end of period                           $   381,403    $   398,644
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

         In the opinion of management, all adjustments, consisting of only normal recurring accruals necessary for a fair presentation of the financial position of Adelphia at December 31, 1998, and the results of operations for the three and nine months ended December 31, 1997 and 1998, have been included. These condensed consolidated financial statements should be read in conjunction with Adelphia's consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended March 31, 1998 ("Annual Report"). The results of operations for the three and nine months ended December 31, 1998 are not necessarily indicative of the results to be expected for the year ending March 31, 1999.

1. Significant Events Subsequent to the Annual Report:

         On April 1, 1998, the Company completed an exchange of cable systems with Time Warner Entertainment ("Time Warner"). The Company exchanged its interests in Mansfield, Ohio area systems, which served approximately 64,400 subscribers, and approximately $11,000 cash for interests in systems adjacent to systems owned or managed by Adelphia in Virginia, New England and New York, which served approximately 70,200 subscribers. No gain or loss was recognized in connection with this transaction.

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

         Since April 1, 1998, Hyperion entered into a series of agreements, totaling $126,000 with several local and long-haul fiber optic network providers. These agreements will provide Hyperion with ownership or an indefeasible right of use ("IRU") to over 9,000 route miles of local and long-haul fiber optic cable, which will significantly increase its presence in the eastern half of the United States. Through December 31, 1998, Hyperion has paid $42,604 of the total due under these agreements, which is included in property, plant and equipment.

         On July 2, 1998, Adelphia issued $150,000 of 8 1/8% Senior Notes due 2003 (the "8 1/8% Senior Notes"). Net proceeds of approximately $147,300, after payment of transaction costs, were used to repay debt of subsidiaries. The terms of the 8 1/8% Senior Notes are similar to those of Adelphia's existing publicly held senior debt.

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

         On September 1, 1998, a majority owned subsidiary of Adelphia acquired cable systems from Marcus Cable. These systems served approximately 62,000 subscribers at the date of acquisition in Connecticut and Virginia and were purchased for an aggregate price of $150,126. The acquisition was accounted for under the purchase method of accounting. Accordingly, the financial results of the acquired systems are included in the consolidated results of Adelphia effective from the date acquired.

         On September 30, 1998, Adelphia merged a subsidiary of the Company with the subsidiary of TCI that held an interest in Syracuse Hilton Head Holdings, L.P. ("SHHH, L.P."), an Adelphia managed partnership controlled by the Rigas Family. Pursuant to the merger agreement, TCI received 2,250,000 newly issued shares of the Company's Class A Common Stock, $.01 par value. Simultaneously, SHHH, L.P. distributed certain SHHH, L.P. cable systems, which serve approximately 34,100 subscribers, in Virginia and North Carolina (the "Virginia and North Carolina Systems") to Adelphia, in exchange for the interest acquired by Adelphia from TCI as described above, Adelphia's Preferred equity investment in Managed Partnership and certain affiliate receivables owed to Adelphia. The Virginia and North Carolina Systems were distributed to Adelphia without indebtedness.

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

         On November 10, 1998, Hyperion and Telergy, Inc. ("Telergy") entered into a binding letter agreement that modified certain provisions of the Senior Secured Note agreement with Telergy and extended the note's maturity from January 20, 1999 to January 20, 2000 in exchange for an IRU or long term lease of certain fiber segments in New York City and along certain of Telergy's long haul fiber segments in the northeastern United States and southeastern Canada. Telergy must deliver such fiber segments within certain agreed upon timelines or be subject to prescribed liquidated damages.

         On November 12, 1998, Adelphia issued $150,000 of 8 3/8% Senior Notes due 2008 (the "8 3/8% Senior Notes"). Net proceeds of the offering, after deducting offering expenses, were approximately $151,500, including approximately $3,500 in accrued interest. The proceeds from the offering were used to repay borrowings under revolving credit facilities of subsidiaries. The terms of the 8 3/8% Senior Notes are similar to those of Adelphia's existing publicly held senior debt.

         On December 30, 1998, the Western New York Partnership closed on a $700,000, 8.5 year credit facility. The credit facility consists of a $350,000 reducing revolving credit portion and a $350,000 term loan portion. Proceeds from initial borrowings were used to repay existing indebtedness.

         On January 13, 1999, Adelphia completed offerings of $100,000 of 7 1/2% Senior Notes due 2004 and $300,000 of 7 3/4% Senior Notes due 2009. Net proceeds from these offerings, after deducting offering expenses, were approximately $393,700. Of this amount, Adelphia used approximately $160,000 to retire a portion of its 9 1/2% Senior Pay-In-Kind Notes due 2004. Adelphia used the remainder to repay borrowings under revolving credit facilities of its subsidiaries which may be reborrowed and used for general corporate purposes. The terms of these notes are similar to those of Adelphia's existing publicly held senior debt.

         On January 14, 1999, Adelphia completed offerings totaling 8,600,000 shares of its Class A common stock. In those offerings, Adelphia sold 4,600,000 newly issued shares of Class A common stock to Goldman, Sachs & Co. at $43.25 per share and it also sold 4,000,000 shares of its Class A common stock at $43.25 per share to entities controlled by the Rigas Family. Adelphia used the proceeds of approximately $372,000 from these offerings to repay subsidiary bank debt, which may be reborrowed and used for general corporate purposes.

         On January 15, 1999, Adelphia acquired cable systems from Lake Champlain Cable Television and Richmond Cable Television Corporation. These systems served approximately 10,000 subscribers at the date of acquisition in Vermont and were purchased for an aggregate price of $18,000. The acquisition was accounted for under the purchase method of accounting. Accordingly, the financial results of the acquired systems will be included in the consolidated results of Adelphia effective from the date acquired.

         On January 21, 1999, Adelphia acquired Verto Communications, Inc. ("Verto") pursuant to a merger agreement between Adelphia, Verto and Verto's shareholders. These systems served approximately 56,000 subscribers in the greater Scranton, Pennsylvania area at the date of acquisition. In connection with the Verto acquisition, Adelphia issued 2,561,024 shares of its Class A common stock to the former owners of Verto and assumed approximately $35,000 of net liabilities of Verto. The acquisition was accounted for under the purchase method of accounting. Accordingly, the financial results of the acquired systems will be included in the consolidated results of Adelphia effective from the date acquired.

         On January 25, 1999, Hyperion entered into a purchase agreement with Multimedia, Inc. ("Multimedia"), the parent of its local partner in the Wichita, KS market, whereby Multimedia will receive approximately $8,500 in cash for Multimedia's ownership interest in this network. In addition, Hyperion will be responsible for the payment of fiber lease liabilities due to Multimedia in the amount of approximately $2,800 which are payable over the next six years. Upon consummation of the transaction, which is subject to normal closing conditions and receipt of regulatory approvals, Hyperion ownership in Wichita will increase to 100%.

         On January 29, 1999, Adelphia purchased from Telesat Cablevision, Inc., a subsidiary of FPL Group, Inc. shares of Adelphia's stock owned by Telesat. In the transaction, Adelphia purchased 1,091,524 shares of Class A common stock and 20,000 shares of Series C Cumulative Convertible preferred stock which are convertible into an additional 2,358,490 shares of Class A common stock. These shares represent 3,450,014 shares of common stock on a fully converted basis. Adelphia and Telesat also agreed to a redemption of Telesat's interests in Olympus by July 11, 1999. The redemption transaction is subject to applicable approvals of third parties or governmental authorities.
The aggregate purchase price for these transactions will be approximately $257,200.


2.       Debt:
         Debt is summarized as follows:

           Subsidiary Debt:
                                                       March 31,    December 31,
                                                          1998         1998
                                                      -----------  -----------
Notes to banks and institutions                       $  827,725   $1,200,970
13% Senior Discount Notes of Hyperion due 2003           215,213      220,784
12 1/4% Senior Secured Notes of Hyperion due 2004        250,000      250,000
Other subsidiary debt                                     36,533       45,486
                                                      ----------   ----------

Total Subsidiary debt                                 $1,329,471   $1,717,240
                                                      ==========   ==========


         The following information updates to December 31, 1998, unless otherwise noted, certain disclosures included in Note 3 to Adelphia's consolidated financial statements contained in the Annual Report:


Commitments for additional borrowings,
  as of February 12, 1999                                       $     816,400

Weighted average interest rate payable by subsidiaries
 under credit agreements with banks and institutions                     7.89%

Percentage of subsidiary notes to banks and institutions that
 bear interest at fixed rates for at least one year                     35.90%


         Parent Debt:

                                       March 31,  December 31,
                                         1998         1998
                                     -----------  -----------

12 1/2% Senior Notes due 2002        $   69,838   $     --
10 1/4% Senior Notes due 2000            99,504       99,653
 9 7/8% Senior Notes due 2007           347,446      347,586
 9 1/4% Senior Notes due 2002           325,000      325,000
10 1/2% Senior Notes due 2004           150,000      150,000
 8 3/8% Senior Notes due 2008           149,153      299,197
 8 1/8% Senior Notes due 2003              --        149,285
11 7/8% Senior Debentures due 2004      124,579      124,613
 9 7/8% Senior Debentures due 2005      128,407      128,531
 9 1/2% Pay-In-Kind Notes due 2004      186,347      186,347
                                     ----------   ----------

Total Parent debt                    $1,580,274   $1,810,212
                                     ==========   ==========




3.  Investments:

       Adelphia's nonconsolidated investments are as follows:

                                                            March 31,   December 31,
                                                              1998          1998
                                                           ----------   ----------
Investments accounted for using the equity method:
Gross investment:
Hyperion investments in joint ventures                     $  69,596    $ 138,614
Page Call, Inc.\Benbow PCS Ventures, Inc.                     15,539       17,170
Mobile communications                                         15,387       18,249
Other                                                          1,757        2,308
                                                           ---------    ---------
Total                                                        102,279      176,341
                                                           ---------    ---------

Investments accounted for using the cost method:
Niagara Frontier Hockey, L.P.                                 40,497       44,897
SuperCable ALK International                                   3,190        3,190
Programming ventures                                           1,427        1,469
Mobile communications                                          2,582        2,925
Other                                                            812          672
                                                           ---------    ---------
Total                                                         48,508       53,153
                                                           ---------    ---------

Total investments before cumulative equity in net losses     150,787      229,494
Cumulative equity in net losses                              (22,960)     (32,601)
                                                           ---------    ---------
Total investments                                          $ 127,827    $ 196,893
                                                           =========    =========


4.  Related Party Investments and Receivables:

         Related party receivables - net represent advances to managed partnerships, the Rigas Family and Rigas Family controlled entities. No related party advances are collateralized.

         Investment in and amounts due from Olympus is comprised of the following:



                                                        March 31,   December 31,
                                                          1998         1998
                                                       ----------   ----------

Cumulative equity in loss over investment in Olympus   $ (94,833)   $(102,888)
Amounts due from Olympus                                  63,631      294,296
                                                       ---------    ---------
                                                       $ (31,202)   $ 191,408
                                                       =========    =========





         The investment in Olympus represents a 50% voting interest in such partnership and is being accounted for using the equity method. Summarized unaudited results of operations of Olympus are as follows:

                                                          Nine Months Ended
                                                             September 30,
                                                       -----------------------
                                                          1997         1998
                                                       ----------   ----------
Revenues                                               $ 126,818    $ 156,497
Net loss                                                 (15,020)     (15,265)
Net loss of general partners after priority return       (70,783)     (80,855)



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

6.  Supplemental Financial Information:

         Cash payments for interest were $142,429 and $162,113 for the nine months ended December 31, 1997 and 1998, respectively. Accumulated depreciation of property, plant and equipment amounted to $649,527 and $729,873 at March 31 and December 31, 1998, respectively. Accumulated amortization of intangible assets amounted to $211,967 and $249,618 at March 31 and December 31, 1998, respectively. Interest expense - net includes interest income of $11,193 and $4,964 for the three months ended December 31, 1997 and 1998 and $15,295 and $20,952 for the nine months ended December 31, 1997 and 1998, respectively. Interest income includes interest income from affiliates on long-term loans and for reimbursement of interest expense on revolving credit agreements related to short-term borrowings by such affiliates.

7.  Income Taxes:

         Income tax benefit for the three and nine months ended December 31, 1998 was $2,040 and $6,802, respectively, which was substantially comprised of deferred tax.

8.  Commitments and Contingencies:

         Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of material commitments and contingencies.

9.  Reclassifications:

         Certain prior period amounts have been reclassified to conform with the current period presentation.

              ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                             (Dollars in thousands)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, is forward-looking, such as information relating to the effect of future regulation, future capital commitments and the effects of competition. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions, acquisitions and divestitures, government and regulatory policies, the pricing and availability of equipment, materials, inventories and programming, product acceptance, technological developments, year 2000 issues and changes in the competitive environment in which the Company operates.

         Adelphia Communications Corporation and its subsidiaries ("Adelphia" or the "Company") operates primarily in two lines of business within the telecommunications industry: cable television and related investments ("Adelphia, excluding Hyperion") and competitive local exchange carrier ("CLEC") telephony ("Hyperion"). The balance sheet data as of March 31, 1998 and December 31, 1998 and the other data for the three and nine months ended December 31, 1997 and 1998 of Hyperion presented below have been derived from the consolidated financial statements of Hyperion not included herein.

         A majority owned subsidiary of the Company, Hyperion, together with its subsidiaries owns CLEC networks and investments in CLEC joint ventures and manages those networks and joint ventures. Hyperion is an unrestricted subsidiary for purposes of the Company's indentures. For further information regarding Hyperion, which also files reports pursuant to the Securities Exchange Act of 1934, see Hyperion's Form 10-Q for the quarterly period ended December 31, 1998.

         Summarized unaudited financial information of Adelphia, Hyperion and Adelphia, excluding Hyperion is as follows:

Balance Sheet Data:
                                                         March 31,  December 31,
                                                            1998        1998
                                                        -----------  -----------
Adelphia Consolidated
Total assets                                            $2,304,671   $3,294,457
Total debt                                               2,909,745    3,527,452
Cash                                                       276,895      398,644
Investments (a)                                            150,787      229,494
Redeemable preferred stock                                 355,266      376,865
Convertible preferred stock (liquidation preference)       100,000      100,000

Hyperion
Total assets                                            $  639,992   $  836,342
Total debt                                                 528,776      494,109
Cash                                                       230,750      242,570
Investments (a)                                             69,596      138,614
Redeemable preferred stock                                 207,204      228,674

Adelphia, excluding Hyperion
Total assets                                            $1,664,679   $2,458,115
Total debt                                               2,380,969    3,033,343
Cash                                                        46,145      156,074
Investments (a)                                             81,191       90,880
Redeemable preferred stock                                 148,062      148,191
Convertible preferred stock (liquidation preference)       100,000      100,000



Other Data:                                Three Months Ended        Nine Months Ended
                                              December 31,               December 31,
                                        -----------------------   --------------------------
                                           1997         1998         1997         1998
                                        ----------   ----------   ---------    ----------

Adelphia Consolidated
Revenues                                $ 138,271    $ 193,012    $ 389,905    $ 507,155
Priority income                            12,000       12,000       35,765       36,000
Operating expenses (b)                     68,065      107,725      192,009      275,212
Depreciation and amortization expense      37,251       56,181      104,570      140,823
Operating income                           32,955       29,106       93,326       91,120
Interest expense - net                    (63,172)     (65,531)    (187,341)    (191,593)
Preferred stock dividends                 (13,436)     (14,330)     (17,986)     (42,254)
Capital expenditures                       36,945       76,945      117,560      255,797
Cash paid for acquisitions                 51,070         --         88,217      403,851
Cash used for investments                  24,411       56,570       62,190       81,558

Hyperion
Revenues                                $   4,983    $  15,043    $   8,690    $  34,776
Operating expenses (b)                      6,497       23,182       14,362       54,050
Depreciation and amortization expense       3,344       10,708        7,027       26,671
Operating loss                             (4,858)     (18,847)     (12,699)     (45,945)
Interest expense - net                    (11,045)      (6,994)     (27,983)     (20,010)
Preferred stock dividends                  (5,988)      (7,424)      (5,988)     (21,536)
Capital expenditures                        8,603       35,057       34,834      146,752
Cash paid for acquisitions                   --           --          7,638         --
Cash used for investments                  21,934       54,258       48,574       69,018

Adelphia, excluding Hyperion
Revenues                                $ 133,288    $ 177,969    $ 381,215    $ 472,379
Priority income                            12,000       12,000       35,765       36,000
Operating expenses (b)                     61,568       84,543      177,647      221,162
Depreciation and amortization expense      33,907       45,473       97,543      114,152
Operating income                           37,813       47,953      106,025      137,065
Interest expense - net                    (52,127)     (58,537)    (159,358)    (171,583)
Preferred stock dividends                  (7,448)      (6,906)     (11,998)     (20,718)
Capital expenditures                       28,342       41,888       82,726      109,045
Cash paid for acquisitions                 51,070         --         80,579      403,851
Cash used for investments                   2,477        2,312       13,616       12,540


a)       Represents total investments before cumulative equity in net losses.
b)       Amount excludes depreciation and amortization.

         Adelphia earned substantially all of its revenues in the three and nine months ended December 31, 1997 and 1998 from monthly subscriber fees for basic, satellite, premium and ancillary services (such as installations and equipment rentals), local and national advertising sales, pay-per-view programming, high speed data services and CLEC telecommunications services.

         The changes in Adelphia's operating results for the three and nine months ended December 31, 1998 compared to the same period of the prior year, were primarily the result of acquisitions, rate increases and expansion of existing operations.

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



                                 December 31,       Percent
                            ---------------------   Increase
                               1997        1998    (Decrease)
                            ---------   ---------   -------
Homes Passed by Cable
Company Owned Systems       1,663,505   2,131,978     28.2%
Olympus Systems               749,884     943,602     25.8%
Managed Systems               346,157     177,250    (48.8%)
                            ---------   ---------   -------
Total Systems               2,759,546   3,252,830     17.9%
                            =========   =========   =======

Basic Subscribers
Company Owned Systems       1,213,400   1,528,307     26.0%
Olympus Systems               497,972     641,575     28.8%
Managed Systems               257,614     134,443    (47.8%)
                            ---------   ---------   -------
Total Systems               1,968,986   2,304,325     17.0%
                            =========   =========   =======




         Managed Systems' data, as of December 31, 1998, reflect the sales of systems consisting of approximately 47,100 and 75,900 homes passed and approximately 34,100 and 62,100 basic subscribers to Adelphia and Olympus, respectively.

         The following table is derived from Adelphia's Condensed Consolidated Statements of Operations that are included in this Form 10-Q and sets forth the historical percentage relationship to revenues of the components of operating income contained in such financial statements for the periods indicated.


                                       Three Months Ended  Nine Months Ended
                                           December 31,       December 31,
                                       ------------------ ------------------
                                          1997     1998      1997     1998
                                        -------  -------   -------  -------
Revenues                                 100.0%   100.0%    100.0%   100.0%

Operating expenses:
Direct operating and programming          31.6%    32.4%     31.3%    33.1%
Selling, general and administrative       17.6%    23.4%     18.0%    21.1%
Depreciation and amortization             26.9%    29.1%     26.8%    27.8%
                                         ------   ------    ------   ------

Operating income                          23.9%    15.1%     23.9%    18.0%
                                         ======   ======    ======   ======



         Revenues. The primary revenue sources reflected as a percentage of total revenues were as follows:


                                               Three Months Ended
                                                   December 31,
                                               ------------------
                                                 1997     1998
                                               -------- --------
Regulated service and equipment                   74%      71%
Premium programming                                9%       8%
Advertising sales and other services              14%      13%
Competitive local exchange carrier services        3%       8%



         Revenues increased approximately 39.6% and 30.1%, respectively, for the three and nine month periods ended December 31, 1998 compared with the same periods of the prior year. The increases are attributable to the following:


                                             Three Months   Nine Months
                                                 Ended         Ended
                                               December 31, December 31,
                                                  1998          1998
                                               ----------    ----------
Acquisitions                                       59%          58%
Basic subscriber growth                             3%           4%
Rate increases                                     17%          21%
Premium programming                                (4%)         (5%)
Competitive local exchange carrier services        19%          14%
Advertising sales and other services                6%           8%


         Effective August 1, 1998, certain rate increases related to regulated cable services were implemented in substantially all of the Company's systems. Advertising revenues and revenues derived from other strategic service offerings such as paging, high-speed data services, long distance and CLEC services also had a positive impact on revenues for the quarter ended December 31, 1998. The Company expects to implement rate increases related to certain regulated cable services in substantially all of the Company's systems during the next fiscal year.

         Direct Operating and Programming Expenses. Direct operating and programming expenses, which are mainly basic and premium programming costs and technical expenses, increased 43.3% and 37.8% for the three and nine month periods ended December 31, 1998 compared with the same periods of the prior year. Hyperion expenses increased due to expansion of operations at its network control center, as well as an increase in the number and size of its networks, which resulted in increased employee related costs and equipment maintenance costs. The consolidation of the Buffalo, Syracuse, New Jersey, Louisville, Lexington and Harrisburg networks also increased Hyperion's costs related to operations. The increases in Adelphia excluding Hyperion were primarily due to increased operating expenses from acquired systems, increased programming costs, incremental costs associated with increased subscribers and new services.

         Selling, General and Administrative Expenses. These expenses, which are mainly comprised of costs related to system offices, customer service representatives and sales and administrative employees, increased 85.2% and 53.0% for the three and nine month periods ended December 31, 1998 compared with the same periods of the prior year. Hyperion expenses increased due to increased expenses associated with the network expansion plan, an increase in the sales force in the Existing Networks and an increase in corporate overhead costs to accommodate the growth in the number, size and operations of operating companies managed and monitored by the Company, as well as the consolidation of the networks mentioned in direct operating and programming expenses. The increases in Adelphia excluding Hyperion were primarily due to incremental costs associated with acquisitions, subscriber growth and new services.

         Depreciation and Amortization. Depreciation and amortization, excluding Hyperion, increased 34.1% and 17.0% for the three and nine month periods ended December 31, 1998, respectively, compared with the same periods of the prior year primarily due to increased depreciation and amortization related to acquisitions, as well as increased capital expenditures made during the past several years. Depreciation and amortization for Hyperion increased 220.2% and 279.6% for the three and nine month periods ended December 31, 1998, respectively. These increases were primarily a result of increased depreciation resulting from the higher depreciable asset bases of the Hyperion network operations control center, its wholly owned networks and the consolidation of several of its networks and increased amortization of deferred financing costs.

         Priority Investment Income. Priority investment income is comprised of payments received from Olympus of accrued priority return on the Company's investment in 16.5% preferred limited partner ("PLP") interests in Olympus.

         Interest Expense - Net. Interest expense - net, excluding Hyperion, increased 12.3% and 7.7% for the three and nine month periods ended December 31, 1998 compared with the same periods of the prior year. Interest expense net, including Hyperion, increased 3.7% and 2.3% for the three and nine month periods ended December 31, 1998, as compared with the same periods of the prior year. Interest expense increased primarily due to incremental debt related to acquisitions and other new debt issuances. These increases were partially offset by Hyperion's interest income on cash balances. Interest expense includes noncash accretion of original issue discount on the Hyperion 13% Senior Discount Notes and other noncash interest expense totaling $7,860 and $23,663 for the three and nine month periods ended December 31, 1998 compared with $7,352 and $29,981 the same periods of the prior year.

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

         Extraordinary Loss on Early Retirement of Debt. During the nine months ended December 31, 1998, $69,838 of 12 1/2% Senior Notes due 2002 were redeemed at 103% of principal and subsidiary debt in the amount of $52,000 was repaid prior to its maturity, at a premium. Additionally, Hyperion retired $25,160 face value of its 13% Senior Discount Notes, resulting in a gain. As a result of these transactions, Adelphia recognized a net extraordinary loss on early retirement of debt of $4,337.

         Income Tax Benefit. Income tax benefit for the three and nine months ended December 31, 1998 is primarily due to the impact of a change in tax law which extends the number of years the Company can utilize its net operating loss carryforward generated in the current fiscal year.

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

         Capital expenditures for Adelphia, excluding Hyperion for the nine months ended December 31, 1997 and 1998 were $82,726 and $109,045, respectively. Capital expenditures, including Hyperion, for the nine months ended December 31, 1997 and 1998 were $117,560 and $255,797, respectively. Capital expenditures for Hyperion for the nine months ended December 31, 1998 compared with the nine months ended December 31, 1997, increased primarily due to the upgrade of plant in markets in which Hyperion purchased its local partners' interests, payments for indefeasible right of use agreements for fiber optic networks and the commencement of switching services. The Company expects that capital expenditures excluding Hyperion for fiscal 1999 will be in the range of approximately $150,000 to $170,000. Hyperion estimates that it will require approximately $60,000 to fund anticipated capital expenditures, working capital requirements, operating losses and investments in its existing and its planned new networks through the remaining three months of fiscal 1999.

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

         At December 31, 1998, the Company's total outstanding debt aggregated $3,527,452, which included $1,810,212 of parent debt, $494,109 of Hyperion debt and $1,223,131 of other subsidiary debt. At December 31, 1998, Adelphia's subsidiaries had an aggregate of $758,644 in unused credit lines and cash and cash equivalents.


         The Company's weighted average interest rate on notes payable to banks and institutions was approximately 7.88% at December 31, 1997 compared to 7.89% at December 31, 1998. At December 31, 1998, approximately 35.90% of such debt was subject to fixed interest rates for at least one year under the terms of such debt or applicable interest rate swap agreements.

         The following table sets forth the mandatory reductions in principal under all debt agreements for each of the next four years and three months based on amounts outstanding at December 31, 1998:


Three months ending March 31, 1999      $ 38,387
Year ending March 31, 2000               100,069
Year ending March 31, 2001               240,742
Year ending March 31, 2002               198,930
Year ending March 31, 2003               548,041

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

         The 1996 Act repealed the prohibition on CLECs from providing video programming directly to customers within their local exchange areas other than in rural areas or by specific waiver of FCC rules. The 1996 Act also authorized CLECs to operate "open video systems" ("OVS") without obtaining a local cable franchise, although CLECs operating such a system can be required to make payments to local governmental bodies in lieu of cable franchise fees. Where demand exceeds capacity, up to two-thirds of the channels on an OVS must be available to programmers unaffiliated with the CLEC. The statute states that the OVS scheme supplants the FCC's "video dialtone" rules. The FCC has promulgated rules to implement the OVS concept, and New Jersey Bell Telephone Company has been granted permission to convert its video dialtone authorization in Dover Township, New Jersey to an OVS authorization. New Jersey Bell Telephone Company shut down its OVS operation in Dover Township, New Jersey at the end of 1998. Recently, RCN has been granted permission to convert its video dialtone authorization in the Philadelphia Region to an OVS authorization.

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

Year 2000 Issue

         The year 2000 issue refers to the inability of computerized systems and technologies to recognize and process dates beyond December 31, 1999. This could present risk to the operation of our business in several ways. The Company is evaluating the impact of the year 2000 issue on its business applications and its products and services. The evaluation includes a review of the Company's information technology systems, cable network equipment and other embedded technologies. A significant portion of the Company's computerized systems and technologies have been developed, installed or upgraded in recent years and are generally more likely to be year 2000 ready. The Company is also evaluating the potential impact as a result of its reliance on third-party systems that may have year 2000 issues.

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

         Costs incurred to date directly related to addressing the year 2000 issue are approximately $700. The Company has also redeployed internal resources to meet the goals of its year 2000 program. The Company currently estimates the total cost of its year 2000 remediation program to be approximately $3,500. Although the Company will continue to incur substantial capital expenditures in the ordinary course of meeting its telecommunications system upgrade goals through the year 2000, it will not specifically accelerate its expenditures to facilitate year 2000 readiness, and accordingly such expenditures are not included in the above estimate.

         The Company has been communicating with others with whom it does significant business to determine their year 2000 readiness and to determine the extent to which the Company is vulnerable to the year 2000 issue related to those third parties. The Company purchases much of its technology from third parties. There can be no assurance that the systems of other companies on which the Company's systems rely will be year 2000 ready or timely converted into systems compatible with the Company's systems. The Company's failure or a third-party's failure to become year 2000 ready or the Company's inability to become compatible with third parties with which the Company has a material relationship, may have a material adverse effect on the Company, including significant service interruption or outages; however, the Company cannot currently estimate the extent of any such adverse effects.

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

           None

Item 3.  Defaults Upon Senior Securities

          None

Item 4.  Submission of Matters to a Vote of Security Holders

           Incorporated by reference herein from the Registrant's Form 10-Q for the period ended September 30, 1998

Item 5.  Other Information

          None

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits:


Exhibit No.  Description


4.01 First Supplemental Indenture, dated as of November 12, 1998, to January 1998 Indenture with respect to the Registrant's 8 3/8% Senior Notes due 2008, between the Registrant and the Bank of Montreal Trust Company (Incorporated by reference herein is Exhibit 4.01 from the Registrant's Current Report on Form 8-K, filed January 28, 1999.) (File No. 0-16014)

4.02 Registration Rights Agreement between Adelphia Communications Corporation and the Initial Purchaser, dated November 12, 1998, regarding the Registrant" 8 3/8% Senior Notes due 2008 (Incorporated by reference herein is Exhibit 4.02 from the Registrant's Current Report on Form 8-K, filed January 28, 1999.) (File No. 0-16014)

4.03 Indenture, dated as of January 13, 1999, with respect to the Registrant's 7 1/2% Senior Notes due 2004 and 7 3/4% Senior Notes due 2009, between the Registrant and the Bank of Montreal Trust Company (Incorporated by reference herein is Exhibit 4.03 from the Registrant's Current Report on Form 8-K, filed January 28, 1999.) (File No. 0-16014)

4.04 Registration Rights Agreement between Adelphia Communications Corporation and the Initial Purchaser, dated January 13, 1999, regarding the Registrant's 7 1/2% Senior Notes due 2004 and 7 3/4% Senior Notes due 2009 (Incorporated by reference herein is Exhibit
             4.04 from the Registrant's Current Report on Form 8-K, filed January 28, 1999.) (File No. 0-16014)

4.05 Form on 7 1/2% Senior Note due 2004 (Incorporated by reference herein is Exhibit 4.05 from the Registrant's Current Report on Form 8-K, filed January 28, 1999.) (File No. 0-16014)

4.06 Form of 7 3/4% Senior Notes due 2009 (Incorporated by reference herein is Exhibit 4.06 from the Registrant's Current Report on Form 8-K, filed January 28, 1999.) (File No. 0-16014)

10.01 Purchase Agreement among Adelphia Communications Corporation and Barclays Capital, Inc. (the "Initial Purchaser") dated November 6, 1998. (Incorporated by reference herein is Exhibit 10.01 from the Registrant's Current Report on Form 8-K, filed January 28, 1999)

10.02 Purchase Agreement among Adelphia Communications Corporation and Salomon Smith Barney, Inc., Credit Suisse First Boston Corporation, Goldman Sachs & Co., Lehman Brothers, Inc. and NationsBank Montgomery Securities LLC (the "Initial Purchasers") dated January 6, 1999. (Incorporated by reference herein is Exhibit 10.02 from the Registrant's Current Report on Form 8-K, filed January 28,
             1999)

10.03 Credit Agreement, dated as of December 30, 1998, among Parnassos, L.P. as the Borrower, various financial institutions as the Lenders, the Bank of Nova Scotia as the Administrative Agent, Nationsbank, N.A. as the Documentation Agent, and TD Securities
             (USA) Inc. as the Syndication Agent. (Incorporated by reference herein is Exhibit 10.03 from the Registrant's Current Report on Form 8-K, filed January 28, 1999)

10.04 Registration Rights Agreement among Adelphia Communications Corporation, Doris Holdings, L.P. and Highland Holdings II dated January 14, 1999. (Incorporated by reference herein is Exhibit
             10.04 from the Registrant's Current Report on Form 8-K, filed January 28, 1999)

10.05 Underwriting Agreement dated January 11, 1999 between the Registrant and Goldman, Sachs & Co. (Incorporated by reference herein is Exhibit 10.05 from the Registrant's Current Report on Form 8-K, filed January 13, 1999)

10.06 Purchase Agreement between the Registrant and Highland Holdings II dated January 11, 1999. (Incorporated by reference herein is Exhibit 10.06 from the Registrant's Current Report on Form 8-K, filed January 13, 1999)

27.01 Financial Data Schedule (supplied for the information of the Commission).

(b)  Reports on Form 8-K:

         Form 8-Ks were filed for events dated November 9, 1998, November 12, 1998, December 23, 1998 and January 11, 1999, which reported information under items 5 and 7 thereof. No financial statements were filed with such Form 8-Ks.


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

                       ADELPHIA COMMUNICATIONS CORPORATION
                                  (Registrant)



Date:  February 16, 1999                         By:   /s/ Timothy J. Rigas
                                                     ----------------------
                                                       Timothy J. Rigas
                                                       Executive Vice President
                                                       (authorized officer),
                                                       Chief Financial Officer,
                                                       Chief Accounting Officer
                                                       and Treasurer