Form 10-Q
period 1999-03-31
ADELPHIA COMMUNICATIONS CORP
filed 1999-05-17
CIK 796486

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 X Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1999

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

At May 14, 1999, 50,328,343 shares of Class A Common Stock, par value $.01 per share, and 10,834,476 shares of Class B Common Stock, par value $.01 per share, of the registrant were outstanding.





              ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                      INDEX




                                                                                                           Page Number
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets - December 31, 1998 and
          March 31, 1999.................................................................................           3

         Condensed Consolidated Statements of Operations - Three Months Ended
          March 31, 1998 and 1999........................................................................           4

         Condensed Consolidated Statements of Cash Flows - Three Months Ended
          March 31, 1998 and 1999........................................................................           5

         Notes to Condensed Consolidated Financial Statements............................................           6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
          of Operations..................................................................................          13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk....................................            25

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.............................................................................            27

Item 2.  Changes in Securities and Use of Proceeds.....................................................            27

Item 3.  Defaults Upon Senior Securities..............................................................             28

Item 4.  Submission of Matters to a Vote of Security Holders..........................................             28

Item 5.  Other Information............................................................................             28

Item 6.  Exhibits and Reports on Form 8-K..............................................................            28


SIGNATURES.............................................................................................            31



                         PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements


              ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                  (Dollars in thousands, except share amounts)

                                                                                December 31,    March 31,
                                                                                   1998            1999
                                                                                -----------    -----------
ASSETS:
Property, plant and equipment - net                                             $ 1,207,655    $ 1,418,808
Intangible assets - net                                                           1,029,159      1,156,471
Cash and cash equivalents                                                           398,644        169,652
U.S. government securities - pledged                                                 58,054         43,521
Investments                                                                         196,893        197,617
Subscriber receivables - net                                                         53,911         59,391
Prepaid expenses and other assets - net                                             114,625        144,080
Investment in and amounts due from Olympus                                          191,408        340,330
Related party receivables - net                                                      44,108         59,910
                                                                                -----------    -----------
Total                                                                           $ 3,294,457    $ 3,589,780
                                                                                ===========    ===========

LIABILITIES, PREFERRED STOCK, COMMON STOCK AND
OTHER STOCKHOLDERS' EQUITY (DEFICIENCY):
Subsidiary debt                                                                 $ 1,717,240    $ 1,532,156
Parent debt                                                                       1,810,212      2,055,917
Accounts payable                                                                     96,985         70,702
Subscriber advance payments and deposits                                             19,377         23,994
Accrued interest and other liabilities                                              137,131        109,372
Deferred income taxes                                                               109,609        106,983
                                                                                -----------    -----------
Total liabilities                                                                 3,890,554      3,899,124
                                                                                -----------    -----------

Minority interests                                                                   48,784         34,488
                                                                                -----------    -----------

Hyperion Redeemable Exchangeable Preferred Stock                                    228,674        236,293
                                                                                -----------    -----------

Series A Cumulative Redeemable Exchangeable Preferred Stock                         148,191        148,234
                                                                                -----------    -----------

Commitments and contingencies (Note 8)

Convertible preferred stock, common stock and other stockholders' equity
(deficiency):
8 1/8% Series C convertible preferred stock ($100,000 liquidation preference)             1              1
Class A common stock, $.01 par value, 200,000,000 shares authorized,
31,258,843 and 43,419,867 shares issued, respectively                                   313            434
Class B common stock, $.01 par value, 25,000,000 shares authorized,
10,834,476 shares issued and outstanding                                                108            108
Additional paid-in capital                                                          738,102      1,281,070
Accumulated deficit                                                              (1,760,270)    (1,802,660)
Class A common stock held in escrow                                                    --          (58,099)
Treasury stock, at cost, 0 and 1,091,524 shares of Class A common stock and 0 and 20,000 shares of 8 1/8% Series C convertible
preferred stock, respectively                                                          --         (149,213)
                                                                                -----------    -----------
Convertible preferred stock, common stock and
other stockholders' equity (deficiency)                                          (1,021,746)      (728,359)
                                                                                ===========    ===========
Total                                                                           $ 3,294,457    $ 3,589,780
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

                                                                         Three Months Ended
                                                                               March 31,
                                                                      ------------------------
                                                                          1998         1999
                                                                       ---------    ---------

Revenues                                                               $ 138,537    $ 206,194
                                                                       ---------    ---------

Operating expenses:
Direct operating and programming                                          45,364       67,295
Selling, general and administrative                                       25,646       49,111
Depreciation and amortization                                             40,471       56,815
                                                                       ---------    ---------
Total                                                                    111,481      173,221
                                                                       ---------    ---------


Operating income                                                          27,056       32,973
                                                                       ---------    ---------

Other income (expense):
Priority investment income from Olympus                                   12,000       12,000
Interest expense - net                                                   (59,766)     (72,054)
Equity in loss of Olympus and other joint ventures                       (16,039)     (14,861)
Equity in loss of Hyperion joint ventures                                 (3,683)      (3,803)
Minority interest in net losses of subsidiaries                             --         12,914
Hyperion preferred stock dividends                                        (6,694)      (7,619)
Gain on sale of investment                                                 1,520        2,354
                                                                       ---------    ---------

Total                                                                    (72,662)     (71,069)
                                                                       ---------    ---------

Loss before income taxes and extraordinary loss                          (45,606)     (38,096)
Income tax benefit                                                         6,165        2,897
                                                                       ---------    ---------

Loss before extraordinary loss                                           (39,441)     (35,199)
Extraordinary loss on early retirement of debt                              --         (8,589)
                                                                       ---------    ---------

Net loss                                                                 (39,441)     (43,788)
Dividend requirements applicable to preferred stock                       (6,852)      (6,500)
                                                                       ---------    ---------

Net loss applicable to common stockholders                             $ (46,293)   $ (50,288)
                                                                       =========    =========

Basic and diluted net loss per weighted average share of
common stock before extraordinary loss                                 $   (1.51)   $   (0.80)
Basic and diluted extraordinary loss on early retirement of debt per
weighted average share of common stock                                      --          (0.17)
                                                                       ---------    ---------
Basic and diluted net loss per weighted average share
of common stock                                                        $   (1.51)   $   (0.97)
                                                                       =========    =========

Weighted average shares of common stock
outstanding (in thousands)                                                30,730       52,019
                                                                       =========    =========



                  See notes to condensed consolidated financial statements.



                      ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                      (Dollars in thousands)

                                                                   Three Months Ended March 31,
                                                                  -----------------------------
                                                                        1998          1999
                                                                   ------------   ------------
Cash flows from operating activities:
Net loss                                                           $   (39,441)   $   (43,788)
Adjustments to reconcile net loss to net cash provided by
(used for) operating activities:
Depreciation and amortization                                           40,471         56,815
Noncash interest expense                                                 7,449          7,952
Noncash dividends                                                        6,694          7,619
Equity in loss of Olympus and other joint ventures                      16,039         14,861
Equity in loss of Hyperion joint ventures                                3,683          3,803
Gain on sale of investments                                             (2,130)        (2,354)
Minority interest in losses of subsidiaries                               --          (12,914)
Extraordinary loss on early retirement of debt                            --            8,589
Decrease in deferred income taxes, net of effect of acquisitions        (6,221)        (2,858)
Changes in operating assets and liabilities, net of effect
of acquisitions:
Subscriber receivables                                                   3,149         (3,256)
Prepaid expenses and other assets                                      (19,673)       (30,711)
Accounts payable                                                         3,255        (27,154)
Subscriber advance payments and deposits                                  (466)         4,617
Accrued interest and other liabilities                                  (8,577)       (23,082)
                                                                   -----------    -----------
Net cash provided by (used for) operating activities                     4,232        (41,861)
                                                                   -----------    -----------

Cash flows used for investing activities:
Acquisitions                                                           (58,330)      (111,372)
Expenditures for property, plant and equipment                         (66,025)       (81,552)
Investments in Hyperion joint ventures                                 (18,141)       (18,572)
Investments in other joint ventures                                     (6,520)        (2,836)
Sale of U.S. government securities - pledged                            15,653         15,322
Amounts invested in and advanced to
Olympus and related parties                                             (9,257)      (179,372)
Proceeds from sale of investment                                         3,065          2,400
                                                                   -----------    -----------
Net cash used for investing activities                                (139,555)      (375,982)
                                                                   -----------    -----------

Cash flows provided by financing activities:
Proceeds from debt                                                     159,842        700,000
Repayments of debt                                                    (114,805)      (703,715)
Costs associated with financings                                        (2,008)       (11,239)
Premium paid on early retirement of debt                                  --           (7,413)
Net proceeds from issuance of Class A common stock                        --          371,806
Payments to acquire treasury stock                                        --         (149,213)
Preferred stock dividends paid                                         (12,214)       (11,375)
                                                                   -----------    -----------
Net cash provided by financing activities                               30,815        188,851
                                                                   -----------    -----------

Decrease in cash and cash equivalents                                 (104,508)      (228,992)

Cash and cash equivalents, beginning of period                         381,403        398,644
                                                                   -----------    -----------

Cash and cash equivalents, end of period                           $   276,895    $   169,652
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

         In the opinion of management, all adjustments, consisting of only normal recurring accruals necessary for a fair presentation of the financial position of Adelphia at March 31, 1999, and the results of operations for the three months ended March 31, 1998 and 1999, have been included. On March 30, 1999, Adelphia elected to change its fiscal year from a year ending on March 31 to a year ending on December 31. The decision was made to conform to general industry practice and for certain administrative purposes. The change was effective for the nine months ended December 31, 1998. The Company expects to file its Transition Report on Form 10-K for the nine months ended December 31, 1998 prior to June 30, 1999. These condensed consolidated financial statements should be read in conjunction with Adelphia's consolidated financial statements included in its Annual Report on Form 10-K for the year ended March 31, 1998, the condensed consolidated financial statements included in its Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1998 and its Transition Report on Form 10-K for the nine months ended December 31, 1998 when filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999. 1. Significant Events Subsequent to December 31, 1998:

         On January 13, 1999, Adelphia completed offerings of $100,000 of 7 1/2% Senior Notes due 2004 and $300,000 of 7 3/4% Senior Notes due 2009. Net proceeds from these offerings, after deducting offering expenses, were approximately $393,700. Of this amount, Adelphia used approximately $160,000 to pay accrued interest and retire a portion of its 9 1/2% Senior Pay-In-Kind Notes due 2004. Adelphia used the remainder to repay borrowings under revolving credit facilities of its subsidiaries which may be reborrowed and used for general corporate purposes. The terms of these notes are similar to those of Adelphia's other publicly held senior debt.

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

         On January 21, 1999, Adelphia acquired Verto Communications, Inc. ("Verto") pursuant to a merger agreement between Adelphia, Verto and Verto's shareholders. These systems served approximately 56,000 subscribers in the greater Scranton, PA area at the date of acquisition. In connection with the Verto acquisition, Adelphia issued 2,561,024 shares of its Class A common stock to the former owners of Verto and assumed approximately $35,000 of net liabilities of Verto. The acquisition was accounted for under the purchase method of accounting. Accordingly, the financial results of the acquired systems are included in the consolidated results of Adelphia effective from the date acquired.

         On January 29, 1999, Adelphia purchased from Telesat shares of Adelphia's stock owned by Telesat for a price of $149,213. In the transaction, Adelphia purchased 1,091,524 shares of Class A common stock and 20,000 shares of Series C Cumulative convertible preferred stock which are convertible into an additional 2,358,490 shares of Class A common stock. These shares represent 3,450,014 shares of common stock on a fully converted basis. Adelphia and

Telesat also agreed to a redemption of Telesat's interests in Olympus Communications, L.P. by July 11, 1999 for approximately $108,000. The redemption is subject to applicable third party approvals.

         On February 23, 1999, Adelphia announced that it had entered into a definitive agreement to acquire FrontierVision Partners, L.P. ("FrontierVision") for approximately $2,100,000. Under that agreement Adelphia would acquire 100% of FrontierVision in exchange for approximately $550,000 in cash, 7,000,000 shares of Adelphia Class A common stock and the assumption of approximately $1,110,000 of debt. The transaction is subject to customary closing conditions. As of December 31, 1998, FrontierVision had approximately 702,000 basic subscribers.

         On March 2, 1999, Hyperion issued $300,000 of 12% Senior Subordinated Notes due 2007 (the "Subordinated Notes"). An entity controlled by members of the Rigas family purchased $100,000 of the Subordinated Notes directly from Hyperion at a price equal to the aggregate principal amount less the discount to the initial purchasers. The net proceeds of approximately $295,000 were or will be used to fund Hyperion's acquisition of interests held by local partners in certain of its markets and will be used to fund capital expenditures and investments in its networks and for general corporate and working capital purposes.

         On March 5, 1999, Adelphia announced that it had entered into a definitive merger agreement to acquire Century Communications Corp. ("Century") for approximately $5,200,000. Under the agreement, Adelphia would acquire 100% of the outstanding common stock of Century for approximately $826,000 in cash, 48,700,000 shares of Class A common stock and the assumption of approximately $1,600,000 of debt. This transaction is subject to shareholder approval by Century and Adelphia and other customary closing conditions. As of December 31, 1998, Century had approximately 1,593,000 basic subscribers after giving effect to Century's pending joint venture with AT&T.

         On March 31, 1999, Hyperion consummated purchase agreements with subsidiaries of MediaOne of Colorado, Inc. ("MediaOne"), its local partner in the Jacksonville, FL and Richmond, VA networks, whereby MediaOne received approximately $81,520 in cash for MediaOne's ownership interests in these networks. In addition, Hyperion will be responsible for the payment of fiber lease liabilities due to MediaOne in the amount of approximately $14,500 over the next ten years. As a result of the transactions, Hyperion's ownership interest in each of these networks increased to 100%.

         On April 9, 1999, Adelphia entered into a stock purchase agreement with Highland Holdings, a general partnership controlled by members of the family of John J. Rigas, in which Adelphia agreed to sell to Highland Holdings, and Highland Holdings agreed to purchase, from $250,000 to $375,000 of Adelphia's Class B common stock. The purchase price for the Class B common stock will be equal to the public offering price in the April 28, 1999 public offering of Class A common stock described below, less the underwriting discount, plus an interest factor. Closing under this stock purchase agreement is to occur by January 23, 2000.

         On April 12, 1999, Adelphia announced that it had entered into a definitive agreement to acquire cable television systems from Harron Communications Corporation ("Harron") for approximately $1,200,000. The transaction is subject to customary closing conditions. As of December 31, 1998, Harron had approximately 294,000 basic subscribers after giving effect to recent and pending acquisitions involving approximately 9,000 basic subscribers.

         On April 28, 1999, Adelphia completed an offering of $350,000 of 7 7/8% Senior Notes due 2009. Net proceeds from this offering, after deducting offering expenses, were approximately $345,500. Adelphia used the proceeds to repay borrowings under revolving credit facilities of its subsidiaries, which may be reborrowed and used for general corporate purposes, including acquisitions, capital expenditures and investments. The terms of these notes are similar to those of Adelphia's existing publicly held senior debt.

         On April 28, 1999, Adelphia sold 8,000,000 shares of its Class A common stock. Net proceeds of the offering, after deducting offering expenses, were approximately $485,500. Adelphia used the net proceeds to repay borrowings under subsidiary credit agreements, which the Company plans to reborrow and use to fund one or more of the recently announced acquisitions.

         On April 30, 1999, and, in a related transaction on May 14, 1999, Adelphia sold an aggregate 2,875,000 shares of 5 1/2% Series D convertible preferred stock with a liquidation preference of $200 per share. The preferred stock accrues dividends at $11 per share annually and is convertible at $81.45 per share in to an aggregate of 7,059,546 shares of Class A common stock of Adelphia. The preferred stock is redeemable at the option of Adelphia on or after May 1, 2002 at 103% of the liquidation preference. Net proceeds from the convertible preferred stock offering were approximately $557,000 after deducting underwriter discounts and commissions and offering expenses. Adelphia used the net proceeds to repay borrowings under subsidiary credit agreements, which the Company plans to reborrow and use to fund one or more of the recently announced acquisitions.

         On May 6, 1999, certain subsidiaries and affiliates of Adelphia and Olympus closed on an $850,000 credit facility. The credit facility consists of a $600,000, 8 1/2 year reducing revolving credit loan and a $250,000, 9 year term loan. Proceeds from initial borrowings were held as cash and used to repay existing indebtedness, which may be reborrowed and used for capital expenditures, investments, and other general corporate purposes.

2.       Debt:
          Debt is summarized as follows:

           Subsidiary Debt:
                                                     December 31,     March 31,
                                                          1998          1999
                                                     ------------  ------------
Notes to banks and institutions                      $  1,200,970  $    691,414
13% Senior Discount Notes of Hyperion due 2003            220,784       228,531
12 1/4% Senior Secured Notes of Hyperion due 2004         250,000       250,000
12% Senior Subordinated Notes of Hyperion due 2007           --         300,000
Other subsidiary debt                                      45,486        62,211
                                                     ------------  ------------

Total subsidiary debt                                $  1,717,240  $  1,532,156
                                                     ============  ============



         The following information updates to March 31, 1999, unless otherwise noted, certain disclosures included in Note 2 to Adelphia's condensed consolidated financial statements contained in the Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1998.



  Commitments for additional borrowings,
    as of May 14, 1999                                               $  1,696,620

  Weighted average interest rate payable by subsidiaries
    under credit agreements with banks and institutions                      8.46%

  Percentage of subsidiary notes to banks and institutions that
    bear interest at fixed rates for at least one year                      63.49%



           Parent Debt:

                                         December 31,    March 31,
                                             1998          1999
                                         ------------  ------------

10 1/4% Senior Notes due 2000            $     99,653  $     99,706
9 1/4% Senior Notes due 2002                  325,000       325,000
8 1/8% Senior Notes due 2003                  149,285       149,317
10 1/2% Senior Notes due 2004                 150,000       150,000
7 1/2% Senior Notes due 2004                     --         100,000
9 7/8% Senior Notes due 2007                  347,586       347,636
7 3/4% Senior Notes due 2007                     --         300,000
8 3/8% Senior Notes due 2008                  299,197       299,212
11 7/8% Senior Debentures due 2004            124,613       124,625
9 7/8% Senior Debentures due 2005             128,531       128,574
9 1/2% Pay-In-Kind Notes due 2004             186,347        31,847
                                          -----------  ------------


Total parent debt                        $  1,810,212  $  2,055,917
                                         ============  ============


3.  Investments:

       Adelphia's nonconsolidated investments are as follows:
                                                           December 31,     March 31,
                                                               1998           1999
                                                           ------------   ------------
Investments accounted for using the equity method:
Gross investment:
Hyperion investments in joint ventures                     $    138,614   $    136,524
Benbow PCS Ventures, Inc.                                        17,170         17,192
Mobile communications                                            18,249         18,494
Other                                                             2,308          3,007
                                                           ------------   ------------
Total                                                           176,341        175,217
                                                           ------------   ------------

Investments accounted for using the cost method:
Niagara Frontier Hockey, L.P.                                    44,897         46,671
SuperCable ALK International                                      3,190          3,190
Programming ventures                                              1,469          1,469
Mobile communications                                             2,925          2,971
Other                                                               672            669
                                                           ------------   ------------
Total                                                            53,153         54,970
                                                           ------------   ------------

Total investments before cumulative equity in net losses        229,494        230,187
Cumulative equity in net losses                                 (32,601)       (32,570)
                                                           ------------   ------------
Total investments                                          $    196,893   $    197,617
                                                           ============   ============

4.  Related Party Investments and Receivables:

         Related party receivables - net represent advances to managed partnerships, the Rigas family and Rigas family controlled entities. No related party advances are collateralized.


         Investment in and amounts due from Olympus is comprised of the following:


                                                         December 31,     March 31,
                                                              1998          1999
                                                         ------------- -------------
Cumulative equity in loss over investment in Olympus     $   (102,888) $   (103,110)
Amounts due from Olympus                                      294,296       443,440
                                                         ------------  ------------
                                                         $    191,408  $    340,330
                                                         ============  ============



         The investment in Olympus represents a 50% voting interest in such partnership and is being accounted for using the equity method. Summarized unaudited results of operations of Olympus are as follows:


                                                                         Three Months Ended
                                                                              March 31,
                                                                  -----------------------------
                                                                        1998          1999
                                                                   ------------- -------------
Revenues                                                           $     50,918  $     64,866
Net loss                                                                 (4,663)       (9,060)
Net loss of general and limited partners after priority return          (25,445)      (33,686)


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

6.  Supplemental Financial Information:

         Cash payments for interest were $82,872 and $97,200 for the three months ended March 31, 1998 and 1999, respectively. Accumulated depreciation of property, plant and equipment amounted to $730,873 and $764,867 at December 31, 1998 and March 31, 1999, respectively. Accumulated amortization of intangible assets amounted to $249,618 and $265,786 at December 31, 1998 and March 31, 1999, respectively. Interest expense - net includes interest income of $8,807 and $9,834 for the three months ended March 31, 1998 and 1999, respectively. Interest income includes interest income from affiliates on long-term loans and for reimbursement of interest expense on revolving credit agreements related to short-term borrowings by such affiliates.

         On February 15, 1999, Adelphia issued 1,000,000 shares of Class A common stock to an escrow account as a deposit for the acquisition of FrontierVision.

7.  Income Taxes:

         Income tax benefit for the three months ended March 31, 1998 and 1999 was $6,165 and $2,897, respectively, which was substantially comprised of deferred tax.

8.  Commitments and Contingencies:

         Reference is made to Note 1 and to Management's Discussion and Analysis of Financial Condition and Results of Operations and Legal Proceedings for a discussion of material commitments and contingencies.

9.  Reclassifications:

         Certain prior period amounts have been reclassified to conform with the current period presentation.

10. Recent Accounting Pronouncements:

         Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," has been issued and is effective for fiscal quarters of fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that any entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management of the Company has not completed its evaluation of the impact of SFAS No. 133 on the Company's consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

              ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                             (Dollars in thousands)


Introduction

         During the period January 29, 1999 through April 12, 1999, the Company announced the pending acquisition of the Olympus partnership interests held by FPL Group, Inc., and the pending acquisitions of FrontierVision Partners, L.P., Century Communications Corp. and Harron Communications Corp. (collectively, the "Pending Acquisitions"). See Note 1 to the Condensed Consolidated Financial Statements contained in this Form 10-Q. As of the time of filing of this Form 10-Q, all of these transactions were pending and therefore, are not reflected in the results of operations of the Company for the quarter ended March 31, 1999. After the completion of the quarter ended March 31, 1999, the Company filed unaudited financial information, audited financial statements and unaudited pro forma financial information related to the Pending Acquisitions on a Form 8-K for the event dated April 19, 1999. In addition, during the period January 13, 1999 through April 30, 1999, the Company entered into several financing transactions, the proceeds of which will or may be used to fund one or more of the Pending Acquisitions or for other general corporate purposes. See Note 1 to the Condensed Consolidated Financial Statements contained in this Form 10-Q.

Results of Operations

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, is forward-looking, such as information relating to the effect of future regulation, future capital commitments and the effects of competition. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions, acquisitions and divestitures, the availability and cost of capital, government and regulatory policies, the pricing and availability of equipment, materials, inventories and programming, product acceptance, technological developments, year 2000 issues and changes in the competitive environment in which the Company operates.

         Adelphia Communications Corporation and its subsidiaries ("Adelphia" or the "Company") operate primarily in two lines of business within the telecommunications industry: cable television and related investments ("Adelphia, excluding Hyperion") and competitive local exchange carrier ("CLEC") telephony ("Hyperion"). The balance sheet data as of December 31, 1998 and March 31, 1999, and the other data for the three months ended March 31, 1998 and 1999, of Hyperion presented below have been derived from the consolidated financial statements of Hyperion not included herein.

         A majority owned subsidiary of the Company, Hyperion, together with its subsidiaries owns CLEC networks and investments in CLEC joint ventures and manages those networks and joint ventures. Hyperion is an unrestricted subsidiary for purposes of the Company's indentures. For further information regarding Hyperion, which also files reports pursuant to the Securities Exchange Act of 1934, see Hyperion's Form 10-Q for the quarterly period ended March 31, 1999.

         Summarized unaudited financial information of Adelphia, Hyperion and Adelphia, excluding Hyperion is as follows:


Balance Sheet Data:                                             December 31,     March 31,
                                                                     1998         1999
                                                                ------------  ------------
Adelphia Consolidated
Total assets                                                    $  3,294,457  $  3,589,780
Total debt                                                         3,527,452     3,588,073
Cash                                                                 398,644       169,652
Investments (a)                                                      229,494       230,187
Redeemable preferred stock                                           376,865       384,527
Convertible preferred stock - net (liquidation preference)           100,000        80,000

Hyperion
Total assets                                                    $    836,342  $  1,113,474
Total debt                                                           494,109       818,224
Cash                                                                 242,570       142,386
Investments (a)                                                      138,614       136,524
Redeemable preferred stock                                           228,674       236,293

Adelphia, excluding Hyperion
Total assets                                                    $  2,458,115  $  2,476,306
Total debt                                                         3,033,343     3,001,849
Cash                                                                 156,074        27,266
Investments (a)                                                       90,880        93,663
Redeemable preferred stock                                           148,191       148,234
Convertible preferred stock - net (liquidation preference)           100,000        80,000



              ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                             (Dollars in thousands)


Other Data:                                       Three Months Ended
                                    March 31,
                                            ----------------------------
                                                  1998         1999
                                             ------------  ------------
Adelphia Consolidated
Revenues                                     $    138,537  $    206,194
Priority investment income from Olympus            12,000        12,000
Operating expenses (b)                             71,010       116,406
Depreciation and amortization expense              40,471        56,815
Operating income                                   27,056        32,973
Interest expense - net                            (59,766)      (72,054)
Preferred stock dividends                         (13,546)      (14,119)
Capital expenditures                               66,026        81,552
Cash paid for acquisitions                         58,330       111,372
Cash used for investments                          24,661        21,408

Hyperion
Revenues                                     $      4,820  $     21,438
Operating expenses (b)                              7,756        29,513
Depreciation and amortization expense               4,450        13,535
Operating loss                                     (7,386)      (21,610)
Interest expense - net                             (8,047)      (10,707)
Preferred stock dividends                          (6,694)       (7,619)
Capital expenditures                               33,795        39,684
Cash paid for acquisitions                         58,330        89,750
Cash used for investments                          18,634        18,572

Adelphia, excluding Hyperion
Revenues                                     $    133,717  $    184,756
Priority investment income from Olympus            12,000        12,000
Operating expenses (b)                             63,254        86,893
Depreciation and amortization expense              36,021        43,280
Operating income                                   34,442        54,583
Interest expense - net                            (51,719)      (61,347)
Preferred stock dividends                          (6,852)       (6,500)
Capital expenditures                               32,231        41,868
Cash paid for acquisitions                           --          21,622
Cash used for investments                           6,027         2,836



(a)      Represents total investments before cumulative equity in net losses.

(b)      Amount excludes depreciation and amortization.


         Adelphia earned substantially all of its revenues in the three months ended March 31, 1998 and 1999 from monthly subscriber fees for basic, satellite, premium and ancillary services (such as installations and equipment rentals), CLEC telecommunications services, local and national advertising sales, high speed data services and pay-per-view programming.

         The changes in Adelphia's operating results for the three months ended March 31, 1999 compared to the same period of the prior year, were primarily the result of acquisitions, rate increases and expansion of existing operations.

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

         The following tables set forth certain cable television system data at the dates indicated for Company Owned, Olympus and Managed Systems. The "Olympus Systems" are systems currently owned by Olympus. The "Managed Systems" are affiliated systems managed by Adelphia.


                                    March 31,                Percent
                           --------------------------        Increase
                               1998           1999          (Decrease)
                           -----------    -----------       ----------
Homes Passed by Cable
Company Owned Systems        1,670,068      2,230,257           33.5%
Olympus Systems                755,185        949,122           25.7%
Managed Systems                347,278        178,021          (48.7)%
                           -----------    -----------
Total Systems                2,772,531      3,357,400           21.1%
                           ===========    ===========        ========

Basic Subscribers
Company Owned Systems        1,215,040      1,595,536           31.3%
Olympus Systems                501,722        650,858           29.7%
Managed Systems                259,409        134,015          (48.3)%
                           -----------    -----------        --------
Total Systems                1,976,171      2,380,409           20.5%
                           ===========    ===========        ========


         Managed Systems' data, as of March 31, 1999, reflect the sales of systems consisting of approximately 47,100 and 75,900 homes passed and approximately 34,100 and 62,100 basic subscribers to Adelphia and Olympus, respectively.

         The following table is derived from Adelphia's Condensed Consolidated Statements of Operations that are included in this Form 10-Q and sets forth the historical percentage relationship to revenues of the components of operating income contained in such financial statements for the periods indicated.


                                         Three Months Ended
                                              March 31,
                                     -------------------------
                                          1998         1999
                                      -----------  ----------
Revenues                                   100.0%      100.0%

Operating expenses:
Direct operating and programming            32.7%       32.6%
Selling, general and administrative         18.5%       23.8%
Depreciation and amortization               29.2%       27.6%
                                      ----------  ----------

Operating income                            19.6%       16.0%
                                      ==========  ==========




         Revenues. The primary revenue sources reflected as a percentage of total revenues were as follows for the three months ended March 31, 1999:


  Regulated service and equipment                               70%
  Premium programming                                            9%
  Advertising sales and other services                          11%
  Competitive local exchange carrier services                   10%


         Revenues increased approximately 48.8% for the three months ended March
31, 1999 compared with the same period of the prior year. The increases are attributable to the following:



  Acquisitions                                                  61%
  Basic subscriber growth                                        2%
  Cable rate increases                                          15%
  Premium programming                                           (1%)
  Competitive local exchange carrier services                   16%
  Advertising sales and other services                           7%


         Effective August 1, 1998, certain rate increases related to regulated cable services were implemented in substantially all of the Company's systems. Advertising revenues and revenues derived from other strategic service offerings such as paging, high-speed data services, long distance and CLEC services also had a positive impact on revenues for the quarter ended March 31, 1999. The Company expects to implement rate increases related to certain regulated cable services in substantially all of the Company's systems during 1999.

         Direct Operating and Programming Expenses. Direct operating and programming expenses, which are mainly basic and premium programming costs and technical expenses, increased 48.3% for the three months ended March 31, 1999 compared with the same period of 1998. Hyperion expenses increased due to expansion of operations at its network control center, as well as an increase in the number and size of its networks, which resulted in increased employee related costs and equipment maintenance costs. The increases in Adelphia excluding Hyperion were primarily due to increased operating expenses from acquired systems, increased programming costs, incremental costs associated with increased subscribers and new services.

         Selling, General and Administrative Expenses. These expenses, which are mainly comprised of costs related to system offices, customer service representatives and sales and administrative employees, increased 91.5% for the three months ended March 31, 1999 compared with the same period of 1998. Hyperion expenses increased due to increased expenses associated with the network expansion plan, an increase in the sales force in the existing networks and an increase in corporate overhead costs to accommodate the growth in the number, size and operations of operating companies managed and monitored by Hyperion. The increases in Adelphia excluding Hyperion were primarily due to incremental costs associated with acquisitions, subscriber growth and new services.

         Depreciation and Amortization. Depreciation and amortization, excluding Hyperion, increased 20.2% for the three months ended March 31, 1999, compared with the same period of 1998 primarily due to increased depreciation and amortization related to acquisitions, as well as increased capital expenditures made during the past several years. Depreciation and amortization for Hyperion increased 204.2% for the three months ended March 31, 1999 compared with the same period of 1998. These increases were primarily a result of increased depreciation resulting from the higher depreciable asset bases of the Hyperion network operations control center, its wholly owned networks, the consolidation of several of its networks and increased amortization of deferred financing costs.

         Priority Investment Income. Priority investment income is comprised of payments received from Olympus of accrued priority return on the Company's investment in 16.5% preferred limited partner ("PLP") interests in Olympus.

         Interest Expense - Net. Interest expense - net, excluding Hyperion, increased 18.6% for the three months ended March 31, 1999 compared with the same period of 1998. Interest expense - net, including Hyperion, increased 20.6% for the three months ended March 31, 1999, as compared with the same period of 1998. Interest expense increased primarily due to incremental debt related to acquisitions and other new debt issuances. Interest expense includes noncash accretion of original issue discount on the Hyperion 13% Senior Discount Notes and other noncash interest expense totaling $7,952 for the three months ended March 31, 1999 compared with $7,449 for the same period of the prior year.

         Equity in Loss of Joint Ventures. The equity in loss of joint ventures represents primarily (i) the Company's pro-rata share of Olympus' losses and the accretion requirements of Olympus' PLP interests, and (ii) Hyperion's pro-rata share of its less than majority owned partnerships' operating losses.

         Minority Interest in Net Losses of Subsidiaries. As a result of Hyperion's IPO, which occurred on May 8, 1998, a portion of Hyperion's net loss applicable to common stockholders is attributable to minority interests.

         Extraordinary Loss on Early Retirement of Debt. During the three months ended March 31, 1999, Adelphia redeemed $154,500 of its 9 1/2% Senior Pay-In-Kind Notes due 2004 at 103.56% of principal and repaid certain institutional indebtedness. As a result of these transactions, Adelphia recognized an extraordinary loss of $8,589 for the three months ended March 31, 1999.

Liquidity and Capital Resources

         The cable television and other telecommunication businesses are capital intensive and typically require continual financing for the construction, modernization, maintenance, expansion and acquisition of cable and other telecommunication systems. The Company historically has committed significant capital resources for these purposes and for investments in Olympus and other affiliates and entities. These expenditures were funded through long-term borrowings, stock offerings and, to a lesser extent, internally generated funds. The Company's ability to generate cash to meet its future needs will depend generally on its results of operations and the continued availability of external financing.

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

         The design of the current system upgrade, when completed, will deploy on average one fiber optic node for every two system plant miles or approximately one fiber node for every 180 homes passed compared to the industry norm of 500 to 1,000 homes passed per fiber optic node. Approximately 75% of the system will be upgraded to 750 Mhz. Approximately 25% of the plant will remain at 550 Mhz. The upgraded system will be completely addressable and provide two-way communication capability. The additional bandwidth will enable the Company to offer additional video programming and data services. A portion of the bandwidth will be allocated to new service offerings such as two-way data, telephony and video-on-demand.

         Capital expenditures for Adelphia, excluding Hyperion for the three months ended March 31, 1998 and 1999 were $32,231 and $41,868, respectively. Capital expenditures, including Hyperion, for the three months ended March 31, 1998 and 1999 were $66,026 and $81,552, respectively. Capital expenditures for Hyperion for the three months ended March 31, 1999 compared with the three months ended March 31, 1998, increased primarily due to the upgrade of plant in markets in which Hyperion purchased its local partners' interests, payments for indefeasible right of use agreements for fiber optic networks and the commencement of switching services. The Company expects that capital expenditures excluding Hyperion and recently announced acquisitions, for the year ending December 31, 1999 will be in the range of approximately $172,000 to $192,000. Hyperion estimates that it will require approximately $400,000 to fund capital expenditures, working capital requirements, operating losses and investments in its existing and its planned new networks through September 2000.

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

         At March 31, 1999, the Company's total outstanding debt aggregated $3,588,073, which included $2,055,917 of parent debt, $818,224 of Hyperion debt and $713,932 of other subsidiary debt. As of May 14, 1999, Adelphia's subsidiaries had an aggregate of $1,866,272 in unused credit lines and cash and cash equivalents, which includes $600,000 also available to affiliates, part of which is subject to achieving certain levels of operating performance.

         The Company's weighted average interest rate on notes payable to banks and institutions was approximately 8.11% at March 31, 1998 compared to 8.46% at March 31, 1999. At March 31, 1999, approximately 63.49% of such debt was subject to fixed interest rates for at least one year under the terms of such debt or applicable interest rate swap agreements.

         The following table sets forth the mandatory reductions in principal under all debt agreements for each of the next four years and nine months based on amounts outstanding at March 31, 1999:


      Nine months ending December 31, 1999                  $      21,410
      Year ending December 31, 2000                               128,626
      Year ending December 31, 2001                                50,155
      Year ending December 31, 2002                               395,186
      Year ending December 31, 2003                               659,044



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

         For information regarding significant events and financings subsequent to December 31, 1998, including the Pending Acquisitions and the related use of capital resources to consummate them, see "Introduction" above and Note 1 to the Condensed Consolidated Financial Statements contained in this Form 10-Q.

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

Regulatory and Competitive Matters

         The cable television operations of the Company may be adversely affected by changes and developments in governmental regulation, competitive forces and technology. The cable television industry and the Company are subject to extensive regulation at the federal, state and local levels. The 1992 Cable Act significantly expanded the scope of regulation of certain subscriber rates and a number of other matters in the cable industry, such as mandatory carriage of local broadcast stations and retransmission consent, and increased the administrative costs of complying with such regulations. The FCC has adopted rate regulations that establish, on a system-by-system basis, maximum allowable rates for (i) basic and cable programming services (other than programming offered on a per-channel or per-program basis), based upon a benchmark methodology, and (ii) associated equipment and installation services based upon cost plus a reasonable profit. Under the FCC rules, franchising authorities are authorized to regulate rates for basic services and associated equipment and installation services, and the FCC will regulate rates for regulated cable programming services in response to complaints filed with the agency. The Telecommunications Act of 1996 (the "1996 Act") ended FCC regulation of cable programming service tier rates on March 31, 1999.

         Rates for basic and certain cable programming services are set pursuant to a benchmark formula. Alternatively, a cable operator may elect to use a cost-of-service methodology to show that rates for basic and cable programming services are reasonable. Refunds with interest will be required to be paid by cable operators who are required to reduce regulated rates. The FCC has reserved the right to reduce or increase the benchmarks it has established. The rate regulations also limit increases in regulated rates to an inflation indexed amount plus increases in certain costs such as taxes, franchise fees, costs associated with specific franchise requirements and increased programming costs. Cost-based adjustments to these capped rates can also be made in the event a cable operator adds or deletes channels or completes a significant system rebuild or upgrade. Because of the limitation on rate increases for regulated services, future revenue growth from cable services will rely to a much greater extent than has been true in the past on increased revenues from unregulated services and new subscribers than from increases in previously unregulated rates.

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

         The 1996 Act repealed the prohibition on CLECs from providing video programming directly to customers within their local exchange areas other than in rural areas or by specific waiver of FCC rules. The 1996 Act also authorized CLECs to operate "open video systems" ("OVS") without obtaining a local cable franchise, although CLECs operating such a system can be required to make payments to local governmental bodies in lieu of cable franchise fees. Where demand exceeds capacity, up to two-thirds of the channels on an OVS must be available to programmers unaffiliated with the CLEC. The statute states that the OVS scheme supplants the FCC's "video dialtone" rules. The FCC has promulgated rules to implement the OVS concept, and New Jersey Bell Telephone Company has been granted permission to convert its video dialtone authorization in Dover Township, New Jersey to an OVS authorization. New Jersey Bell Telephone Company terminated its OVS operation in Dover Township, New Jersey at the end of 1998. Recently, RCN Telecom Services, Inc. has been granted permission to convert its video dialtone authorization in the Philadelphia Region to an OVS authorization.

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

Year 2000 Issue

         The year 2000 issue refers to the inability of computerized systems and technologies to recognize and process dates beyond December 31, 1999. The Company is evaluating the impact of the year 2000 issue on its business applications and its products and services. The evaluation includes a review of the Company's information technology systems, cable network equipment and other embedded technologies. A significant portion of the Company's computerized systems and technologies have been developed, installed or upgraded in recent years and are generally more likely to be year 2000 ready. The Company is also evaluating the potential impact as a result of its reliance on third-party systems that may have the year 2000 issue.

         Computerized business applications that could be adversely affected by the year 2000 issue include:

-      information processing and financial reporting systems;
-      customer billing systems;
-      customer service systems;
-      telecommunication transmission and reception systems; and
-      facility systems.

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

         The Company has developed a program to assess and address the year 2000 issue. This program consists of the following phases:

-      inventorying and assessing the impact on affected technology and systems,
-      developing solutions for affected technology and systems;
-      modifying or replacing affected technology and systems;
-      testing and verifying solutions;
-      implementing solutions; and
-      developing contingency plans.

         The Company has substantially completed inventorying and assessing the affected computerized systems and technologies. The Company is in various stages of its year 2000 compliance program with respect to the remaining phases as it relates to the affected systems and technologies.

         The Company has engaged a consulting firm familiar with its financial reporting systems. This firm has developed and tested year 2000 solutions that the Company is in the process of implementing. The Company expects its financial reporting systems to be year 2000 compliant by July 1999.

         A third-party billing vendor currently facilitates customer billing. The Company is currently in the process of testing an in-house service ordering, provisioning, maintenance and billing system that would replace the third-party billing vendor. The Company expects to have this new system implemented by August 1999. On a contingency basis, the third-party vendor implemented its own year 2000 solution in April 1999.

         Telecommunication plant rebuilds and upgrades in recent years have minimized the potential impact of the year 2000 issue on the Company's facilities, customer service, telecommunication transmission and reception systems. The Company is engaged in a comprehensive internal inventory and assessment of all hardware components and component controlling software throughout its telecommunication networks. The Company expects to implement any hardware and software modifications, upgrades or replacements resulting from the internal review by August 1999.

         Costs incurred to date directly related to addressing the year 2000 issue have been approximately $750. The Company has also redeployed internal resources to meet the goals of its year 2000 program. The Company currently estimates the total cost of its year 2000 remediation program to be approximately $3,500. Although the Company will continue to incur substantial capital expenditures in the ordinary course of meeting its telecommunications system upgrade goals through the year 2000, it will not specifically accelerate its expenditures to facilitate year 2000 readiness, and accordingly such expenditures are not included in the above estimate.

         The Company has begun communicating with others with whom it does significant business to determine their year 2000 readiness and to determine the extent to which the Company is vulnerable to the year 2000 issue related to those third parties. The Company purchases much of its technology from third parties. There can be no assurance that the systems of other companies on which the Company's systems rely will be year 2000 ready or timely converted into systems compatible with the Company systems. The Company's failure or a third-party's failure to become year 2000 ready or the Company's inability to become compatible with third parties with which the Company has a material relationship, including companies that the Company acquires, may have a material adverse effect on the Company, including significant service interruption or outages; however, the Company cannot currently estimate the extent of any such adverse effects.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         The Company uses fixed and variable rate debt to fund its working capital requirements, capital expenditures and acquisitions. These debt arrangements expose the Company to market risk related to changes in interest rates. The Company enters into pay-fixed agreements to effectively convert a portion of its variable-rate debt to fixed-rate debt to reduce the risk of incurring higher interest costs due to rising interest rates. As of March 31, 1999, the Company had interest rate swap agreements covering notional principal of $650,000 that expire through 2008 and that fix the interest rate at an average of 6.55%. The Company also enters into receive-fixed agreements to effectively convert a portion of its fixed-rate debt to a variable-rate debt which is indexed to LIBOR to reduce the risk of incurring higher interest costs in periods of falling interest rates. As of March 31, 1999, the Company had interest rate swap agreements covering notional principal of $45,000 that expire through 2003 and that have a variable rate at an average of 5.32%. The Company enters into interest rate cap agreements to reduce the risk of incurring higher interest costs due to rising interest rates. As of March 31, 1999, the Company had interest rate cap agreements covering a notional amount of $140,000 which expire in 1999 and cap at an average rate of 7.82%. The Company does not enter into any interest rate swap or cap agreements for trading purposes. The Company is exposed to credit loss in the event of non-performance by the banks. No such non-performance is expected. The table below summarizes the fair values and contract terms of the Company's financial instruments subject to interest rate risk as of March 31, 1999.



                                               Expected Maturity
                           --------------------------------------------------------                          Fair
                               1999       2000       2001        2002       2003     Thereafter    Total      Value
                            ---------  ---------  ---------   --------- ----------  -----------  ----------  ----------
Debt and Redeemable
   Preferred Stock:

Fixed Rate                  $  12,375  $ 112,375  $   3,000   $ 325,000 $  453,000  $ 2,423,140  $3,328,890  $3,430,826
   Average Interest Rate       10.46%     10.46%     10.47%      10.50%     10.47%       10.51%          -           -


Variable Rate               $  10,389  $  15,281  $  45,731   $  68,502 $  203,764  $   382,224  $  725,891  $  725,891
   Average Interest Rate        7.06%      7.43%      7.51%       7.58%      8.09%        7.85%          -           -

Interest Rate Swaps and Caps:

Variable to Fixed           $ 175,000  $      -   $      -    $      -  $        -  $   475,000  $  650,000  $   (8,711)
Average Pay Rate                6.55%         -          -           -           -        6.55%          -           -
Average Receive Rate            5.24%         -          -           -           -        6.37%          -           -

Fixed to Variable                   -         -          -           -      45,000           -       45,000         412
Average Pay Rate                    -         -          -           -       5.32%           -           -           -
Average Receive Rate                -         -          -           -       6.16%           -           -           -

Interest Rate Caps            140,000         -          -           -          -            -      140,000         (11)
Average Cap Rate                7.82%         -          -           -          -            -           -           -


         Interest rates on variable debt are estimated by us using the average implied forward London Interbank Offer Rate ("LIBOR") rates for the year of maturity based on the yield curve in effect at March 31, 1999, plus the borrowing margin in effect at March 31, 1999. Average receive rates on the variable to fixed swaps are estimated by us using the average implied forward LIBOR rates for the year of maturity based on the yield curve in effect at March 31, 1999.

                -------------------------------------------------

              ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                             (Dollars in thousands)

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         On February 24, 1999, Hyperion was served with a summons and complaint filed in the United States District Court for the Northern District of New York, Case Number 99-CV-268, by Hyperion Solutions Corporation ("Solutions"), which is described in the complaint as a company in the business of developing, marketing and supporting comprehensive computer software tools, executive information systems and applications that companies use to improve their business performance. The complaint alleges, among other matters, that Hyperion's use of the name "Hyperion" in its business infringes upon various trademarks and service marks of Solutions in violation of federal trademark laws and violates various New York business practices, advertising and business reputation laws. The complaint seeks, among other matters, to enjoin Hyperion from using the name or mark "Hyperion" in Hyperion's business as well as to recover unspecified damages, treble damages and attorney's fees. Management of Hyperion believes that Hyperion has meritorious defenses to the complaint and intends to vigorously defend this lawsuit. Although management believes that this lawsuit will not in any event have a material adverse effect upon Hyperion, no assurance can be given regarding the effect upon Hyperion if Solutions were to prevail in this lawsuit.

         On or about March 10, 1999, Robert Lowinger (the "Plaintiff"), on behalf of himself and all other shareholders of Class A common stock of Century, commenced an action by filing a putative Class Action Complaint (the "Complaint") in the Superior Court of Connecticut, Judicial District of Stamford/Norwalk, Case Number CV-99-0171092, against Century, all of its directors, and the Company. The Plaintiff claims that he owns shares of Class A common stock of Century, and alleges that in connection with the proposed merger of the Company with Century, holders of Class B common stock of Century - which have superior voting rights to the holders of Class A common stock - will receive $4.00 per share more than the consideration to be paid to the holders of Class A common stock. This would allegedly result in the Class B shareholders receiving approximately $170 million more than if they held the equivalent number of Century Class A shares. The Plaintiff claims that the individual defendants, comprising the directors of Century and the majority shareholders of Century's Class B shares, breached their fiduciary duties of loyalty, good faith, and due care to Century's Class A shareholders by agreeing to these two levels of consideration. The sole claim against the Company is that it, together with Century, aided and abetted these alleged breaches of fiduciary duty. The Plaintiff seeks certification of a class of Century's Class A shareholders and seeks recovery on behalf of himself and the class of unspecified damages, profits, and special benefits. He also seeks all costs, expenses and attorney's fees. The Company has entered an appearance in the case and is required to respond to the Complaint by June 21, 1999. The Company believes the allegation of liability against it to be without merit and intends to vigorously defend the action.

         There are no other material pending legal proceedings, other than routine litigation incidental to the business, to which the Company is a part of or which any of its property is subject.

Item 2.  Changes in Securities and Use of Proceeds


         On February 15, 1999, the Company issued 1,000,000 shares of Class A common stock to FrontierVision, as a deposit to be held in escrow for the acquisition of FrontierVision. This issuance was made in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

              ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

Item 3.  Defaults Upon Senior Securities

          None

Item 4.  Submission of Matters to a Vote of Security Holders

          None

Item 5.  Other Information

          None

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits:

Exhibit No.                   Description

  2.01 Agreement and Plan of Merger by and among Adelphia Communications Corporation, Adelphia Acquisition Subsidiary, Inc., and Century Communications Corp., dated as of March 5, 1999 (Incorporated herein by reference is Exhibit 2.01 to the Registrant's Current Report on Form 8-K for the event dated February 22, 1999.) (File No. 0-16104).

  2.02 Purchase Agreement, dated as of February 22, 1999, among FrontierVision Partners, L. P., FVP GP, L. P., and certain direct and indirect Limited Partners of FrontierVision Partners, L. P., as sellers, and Adelphia Communications Corporation, as buyer (Incorporated herein by reference is Exhibit 2.02 to the Registrant's Current Report on Form 8-K for the event dated February 22, 1999.) (File No. 0-16104).

  2.03 Stock Purchase Agreement dated April 9, 1999 between Adelphia Communications Corporation and the shareholders of Harron Communications Corp. (Incorporated herein by reference is Exhibit 2.01 to the Registrant's Current Report on Form 8-K for the event dated April 9, 1999.) (File No. 0-16104).

  3.01 Certificate of Incorporation of Adelphia Communications Corporation (Incorporated herein by reference is Exhibit 3.01 to the Registrant's Current Report on Form 8-K dated July 24, 1997.) (File Number 0-16014).

  3.02 Bylaws of Adelphia Communications Corporation (Incorporated herein by reference is Exhibit 3.02 to the Registrant's Current Report on Form 8-K for the event dated April 9, 1999.) (File Number 0-16014).

  3.03 Certificate of Designations with respect to the Registrant's 5-1/2% Series D Convertible Preferred Stock (Incorporated by reference herein is Exhibit 3.01 to the Current Report on Form 8-K of the Registrant for the event dated April 28, 1999.) (File No. 0-16104).

  4.01 Indenture, dated as of January 13, 1999, with respect to the Registrant's 7-1/2% Senior Notes due 2004 and 7-3/4% Senior Notes due 2009, between the Registrant and the Bank of Montreal Trust Company (Incorporated by reference herein is Exhibit 4.03 to the Registrant's Current Report on Form 8-K filed on January 28, 1999.) (File No. 0-16014).

  4.02 Registration Rights Agreement between Adelphia Communications Corporation and the Initial Purchaser, dated January 13, 1999, regarding the Registrant's 7-1/2% Senior Notes due 2004 and 7-3/4% Senior Notes due 2009 (Incorporated by reference herein is Exhibit 4.04 to the Registrant's Current Report on Form 8-K, filed on January 28, 1999.) (File No. 0-16014).

  4.03    Form of 7-1/2% Senior Note due 2004 (Contained in Exhibit 4.01).

  4.04    Form of 7-3/4% Senior Note due 2009 (Contained in Exhibit 4.01).

  4.05 Indenture dated as of March 2, 1999, with respect to Hyperion Telecommunications, Inc. 12% Senior Subordinated Notes due 2007, between Hyperion and the Bank of Montreal Trust Company (Incorporated by reference herein is Exhibit 4.01 to the Registrant's Current Report on Form 8-K filed on March 10, 1999.) (File No. 0-16014).

  4.06   Form of 12% Senior Subordinated Notes due 2007 (Contained in
         Exhibit 4.05).

  4.07 Registration Rights Agreement between Hyperion Telecommunications, Inc. and the Initial Purchasers, dated March 2, 1999, regarding Hyperion's 12% Senior Subordinated Notes due 2007 (Incorporated by reference herein is Exhibit 10.04 to the Registrant's Current Report on Form 8-K filed on March 10, 1999.) (File No. 0-16014).

  4.08 Base Indenture, dated as of April 28, 1999, with respect to the Registrant's Senior Indebtedness, between the Registrant and The Bank of Montreal Trust Company (Incorporated by reference herein is Exhibit
         4.01 to the Registrant's Current Report on Form 8-K filed on April 28, 1999.) (File No.
         0-16014).

  4.09 The First Supplemental Indenture, dated as of April 28, 1999, to April 28, 1999 Base Indenture, with respect to the Registrant's 7-7/8% Senior Notes due 2009, between the Registrant and The Bank of Montreal Trust Company (Incorporated by reference herein is Exhibit 4.02 to the Registrant's Current Report on Form 8-K filed on April 28, 1999.) (File No. 0-16014).

  4.10   Form of 7-7/8% Senior Note due 2009 (Contained in Exhibit 4.09).

 10.01 Purchase Agreement between the Registrant and Highland Holdings II dated January 11, 1999 (Incorporated by reference herein is Exhibit
         10.01 to the Registrant's Current Report on Form 8-K, filed January 13, 1999.)
         (File No. 0-16104).

 10.02 Stock Purchase Agreement dated January 28, 1999 (Incorporated herein by reference is Exhibit 13 to Amendment No. 3 to Schedule 13D filed February 8, 1999 on behalf of FPL Group, Inc.)

 10.03 Class B Voting Agreement, dated as of March 5, 1999, among Adelphia Communications Corporation, Leonard Tow, The Claire Tow Trust, and the Trust Created by Claire Tow under date of December 10, 1979 (Incorporated herein by reference is Exhibit 10.01 to the Registrant's Current Report on Form 8-K for the event dated February 22, 1999.) (File No. 0-16104).

 10.04 Rigas Class B Voting Agreement , dated as of March 5, 1999, among Century Communications Corp., John Rigas, Michael Rigas, Timothy Rigas and James Rigas (Incorporated herein by reference is Exhibit 10.02 to the Registrant's Current Report on Form 8-K for the event dated February 22, 1999.) (File No. 0-16104).

 10.05 Purchase Agreement between Hyperion Telecommunications, Inc. and the Initial Purchasers named therein, dated as of February 25, 1999, regarding Hyperion's 12% Senior Subordinated Notes due 2007 (Incorporated herein by reference is Exhibit 10.03 to the Registrant's Current Report on Form 8-K for the event dated February 22, 1999.) (File No. 0-16104).

 10.06 Purchase Agreement between Hyperion Telecommunications, Inc. and Highland Holdings, dated as of February 25, 1999, regarding Hyperion's 12% Senior Subordinated Notes due 2007 (Incorporated herein by reference is Exhibit 10.05 to the Registrant's Current Report on Form 8-K for the event dated February 22, 1999.) (File No. 0-16104).

 10.07 Class B Common Stock Purchase Letter Agreement dated April 9, 1999 between Adelphia Communications Corporation and Highland Holdings (Incorporated herein by reference is Exhibit 10.01 to the Registrant's Current Report on Form 8-K for the event dated April 9, 1999.) (File No. 0-16104).

 10.08 Class A Common Stock Underwriting Agreement among Adelphia Communications Corporation, Salomon Smith Barney Inc. and the other underwriters named therein, as representatives of the Underwriters, dated April 23, 1999 (Incorporated by reference herein is Exhibit 1.01 to the Current Report on Form 8-K of the Registrant for the event dated April 28, 1999.) (File No. 0-16104).

 10.09 7-7/8% Senior Notes Underwriting Agreement among Adelphia Communications Corporation and Chase Securities Inc., as representative of the Underwriters, dated April 23, 1999 (Incorporated by reference herein is Exhibit 10.02 to the Current Report on Form 8-K of the Registrant for the event dated April 28, 1999.) (File No. 0-16104).

 10.10 5-1/2% Series D Convertible Preferred Stock Underwriting Agreement among Adelphia Communications Corporation and Salomon Smith Barney Inc., as representative of the Underwriters, dated April 26, 1999 (Incorporated by reference herein is Exhibit 1.03 to the Current Report on Form 8-K of the Registrant for the event dated April 28, 1999.) (File No. 0-16104).

 10.11 Registration Rights Agreement among Adelphia Communications Corporation, Doris Holdings, L.P. and Highland Holdings II dated January 14, 1999 (Incorporated by reference herein is Exhibit 10.04 to the Registrant's Current Report on Form 8-K, filed
         January 28, 1999.) (File No. 0-16104).

 10.12 Underwriting Agreement dated January 11, 1999 between the Registrant and Goldman, Sachs & Co. (Incorporated by reference herein is Exhibit
         1.01 to the Registrant's Current Report on Form 8-K, filed January 13, 1999.) (File No. 0-16104).

 27.01 Financial Data Schedule (supplied for the information of the Commission).

(b) Reports on Form 8-K:


         Form 8-Ks were filed for events dated January 11, 1999, February 22, 1999, February 23, 1999, March 5, 1999, March 30, 1999, March 31, 1999, April 9,
1999, April 19, 1999, April 21, 1999, April 23, 1999, April 27, 1999 and April
28, 1999, which reported information under items 5 and 7 thereof. No financial statements were filed with such Form 8-Ks, other than the financial statements and proforma financial information filed under Item 7 for the Form 8-K for the event dated April 19, 1999.


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

                                    ADELPHIA COMMUNICATIONS CORPORATION
                                               (Registrant)



Date:  May 17, 1999                      By:   /s/ Timothy J. Rigas
                                                   Timothy J. Rigas
                                                   Executive Vice President
                                                   (authorized officer), Chief
                                                   Financial Officer, Chief
                                                   Accounting Officer and
                                                   Treasurer