Form 10-KT
period 1998-12-31
ADELPHIA COMMUNICATIONS CORP
filed 1999-05-25
CIK 796486

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


 Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934


 XTransition report pursuant to Section 13 or 15(d) of the Securities Exchange
  Act of 1934 for the transition period
                     from April 1, 1998 to December 31, 1998

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

        Securities registered pursuant to Section 12(b) of the Act: None.
           Securities registered pursuant to Section 12(g) of the Act:
                      Class A Common Stock, $.01 par value.
           5 1/2% Series D Convertible Preferred Stock, $.01 par value
                    (liquidation preference $200 per share).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      X        No  ____

Aggregate market value of outstanding Class A Common Stock par value $0.01, held by non-affiliates of the registrant at May 24, 1999 was $2.82 billion based on the closing sale price as computed by the NASDAQ National Market system as of that date. For purposes of this calculation only, affiliates are deemed to be directors and executive officers of the registrant.

At May 24, 1999, 50,328,343 shares of Class A Common Stock, par value $0.01, and 10,834,476 shares of Class B Common Stock, par value $0.01, of the registrant were outstanding.

Documents Incorporated by Reference: Portions of the Annual Report on Form 10-K of Olympus Communications, L.P. and Olympus Capital Corporation for the year ended December 31, 1998 are incorporated by reference into Part II hereof. Portions of the Proxy Statement for the 1999 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. __


                       ADELPHIA COMMUNICATIONS CORPORATION

                                TABLE OF CONTENTS



PART I

   ITEM 1.  BUSINESS                                                                                                  3

   ITEM 2.  PROPERTIES                                                                                               25

   ITEM 3.  LEGAL PROCEEDINGS                                                                                        26

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                      26


PART II

   ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS                                                                                      28

   ITEM 6.  SELECTED FINANCIAL DATA                                                                                  29

   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS                                                                                    32

   ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK                                                44

   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                                              45

   ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL  DISCLOSURE                                                                                    72


PART III

   ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                                                       72

   ITEM 11. EXECUTIVE COMPENSATION                                                                                   72

   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                                           72

   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                                           72


PART IV

   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K                                          72


PART I
(Dollars in thousands, except subscriber rates and per share amounts)

ITEM 1.  BUSINESS

Introduction

      Adelphia Communications Corporation and subsidiaries ("Adelphia" or the "Company") is a leader in the telecommunications industry with cable television and local telephone operations. Adelphia's operations consist of providing telecommunications services primarily over networks, which are commonly referred to as broadband networks because they can transmit large quantities of voice, video and data by way of digital or analog signals. As of December 31, 1998, Adelphia owned or managed cable television systems ("Systems") with broadband networks that passed in front of 3,252,830 homes and served 2,304,325 basic subscribers. John J. Rigas, the Chairman, President, Chief Executive Officer and founder of Adelphia, has owned and operated cable television systems since 1952.

      Cable systems owned by the Company (the "Company Systems") are located in twelve states which are organized into seven regional clusters: Western New York, Virginia, Western Pennsylvania, New England, Eastern Pennsylvania, Ohio and New Jersey. The Company Systems are located primarily in suburban areas of large and medium-sized cities within the 50 largest television markets. As of December 31, 1998, the broadband networks for the Company Systems passed in front of 2,131,978 homes and served 1,528,307 basic subscribers.

      Adelphia also provides management and consulting services to other partnerships and corporations engaged in the ownership and operation of cable television systems (the "Managed Partnerships"). John J. Rigas and members of his immediate family (collectively, the "Rigas family"), including entities they own or control, have substantial ownership interests in these partnerships and corporations. As of December 31, 1998, the broadband networks for cable systems owned by these Rigas family partnerships and corporations passed in front of 177,250 homes and served 134,443 basic subscribers.

      Adelphia also owns a 50% voting interest and nonvoting preferred limited partnership interests in Olympus Communications, L.P. ("Olympus"). Olympus is a joint venture limited partnership that operates a large cable system in Florida. As of December 31, 1998, the broadband networks for this system passed in front of 943,602 homes and served 641,575 basic subscribers. On January 28, 1999, Adelphia entered into an agreement to acquire the Olympus partnership interests owned by various Telesat Cablevision, Inc. ("Telesat") entities, which are wholly owned subsidiaries of FPL Group, Inc. for a price of $108,000, subject to definitive terms to be negotiated by both parties. Subsequent to the closing of this transaction, Adelphia will own 100% of Olympus. Closing of this transaction is expected to occur during the third quarter of 1999.

      Through Adelphia's majority-owned subsidiary, Hyperion Telecommunications, Inc. ("Hyperion"), Adelphia owns and operates a super-regional provider of communications services offering a full range of communications services to customers that include businesses, governmental and educational end users and other telecommunications service providers throughout the eastern United States. This means that Hyperion provides its customers with alternatives to the incumbent local telephone company for local telephone and telecommunications services. Hyperion's telephone operations are referred to as being facilities based, which means it generally owns the local telecommunications networks and facilities it uses to deliver these services, rather than leasing or renting the use of another party's networks to do so. As of December 31, 1998, Hyperion managed and operated 22 telecommunications networks, including two under construction, serving 46 markets.

      On May 8, 1998, Hyperion completed an initial public offering ("IPO") of its Class A common stock ("Hyperion Stock"). As part of the offering, Adelphia purchased an incremental 3,324,001 shares of Hyperion Stock for $49,900 and converted indebtedness owed to the Company by Hyperion into 3,642,666 shares of Hyperion Stock. In addition, Adelphia purchased warrants issued by Hyperion to MCI Metro Access Transmission Services, Inc., and purchased shares of Hyperion Class B common stock from certain executive officers of Hyperion for a total purchase price of approximately $12,580 and $3,000, respectively. Adelphia owns approximately 66% of the Hyperion common stock on a fully diluted basis and 86% of the total voting power. Additional net proceeds of $191,411 to Hyperion were received as a result of the sale of 12,500,000 shares of Hyperion Stock to the public. In a related transaction on June 5, 1998, Hyperion issued and sold 350,000 shares of its Class A common stock at the $16.00 IPO price pursuant to the underwriters' over allotment option in the IPO. As a result of the IPO,

Adelphia's additional paid-in capital increased approximately $147,000 and minority interests increased approximately $45,000.

      On March 30, 1999, the Board of Directors of Adelphia changed Adelphia's fiscal year from March 31 to December 31. The decision was made to conform to general industry practice and for administrative purposes. The change became effective for the nine months ended December 31, 1998.

      John J. Rigas, the Chairman, President, Chief Executive Officer and majority stockholder of Adelphia, is a pioneer in the cable television industry, having built his first system in 1952 in Coudersport, Pennsylvania. Adelphia was incorporated in Delaware on July 1, 1986 for the purpose of reorganizing five cable television companies, then principally owned by the Rigas family, into a holding company structure in connection with the initial public offering of its Class A common stock. The Company's operations consist of providing telecommunications services primarily over its broadband networks. The Company did not have any material foreign operations or foreign sales in the nine months ended December 31, 1998.

      The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Transition Report on Form 10-K, including Management's Discussion and Analysis of Financial Condition and Results of Operations, is forward-looking, such as information relating to the effects of future regulation, future capital commitments and the effects of competition. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. These "forward looking statements" can be identified by the use of forward-looking terminology such as "believes", "expects," "may," "will," "should," "intends" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions, acquisitions and divestitures, the availability and cost of capital, government and regulatory policies, the pricing and availability of equipment, materials, inventories and programming, product acceptance, Year 2000 issues, technological developments and changes in the competitive environment in which the Company operates. Persons reading this Transition Report on Form 10-K are cautioned that forward-looking statements herein are only predictions, that no assurance can be given that the future results will be achieved, and that actual events or results may differ materially as a result of the risks and uncertainties facing the Company.

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

      High-Speed Data Services

      Power Link, the Company's high-speed data service provided through cable modems, which includes residential, institutional, and business service offerings, constitutes an alternative to the traditional slower speed data offerings available through Internet Service Providers ("ISPs"). Power Link offers customers speeds comparable to those available through a T1 line, at costs that compare to a typical ISP plus a second telephone line.

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

      The Company also offers high speed Internet access through the use of one way cable modems, which provide the high speeds of broadband on the data downstream and utilize a telephone line return path. One way cable modems enable the Company to offer the high speed data service to the bulk of its customers, while completing the system buildout of two way broadband plant.

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

      Adelphia also offers long distance telephone service on a resale basis. Services offered include state-to-state and in-state long distance, as well as 800 service, international calling, calling card services and debit card services. The Company's sales effort is focused on the consumer market and emphasizes the simplicity and savings of one low monthly rate plus a competitive usage fee available 24 hours a day, 7 days a week.

    Operating Strategy

      The Company's cable television operations strategy is to construct and operate a broadband network capable of offering a broad range of telecommunications services and providing superior customer service while maximizing operating efficiencies. The Company intends to build on its expertise as a cable television service provider, as well as to become a provider of bundled communications services. It intends to combine its cable television service with high speed data and internet access, paging and telephony services.

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

Hyperion

    Products and Services

      Hyperion's products and services are designed to appeal to the sophisticated telecommunications needs of its business, governmental and educational customers. Adelphia and Hyperion are not in competition for the same customer base. Adelphia's concentration is on residential customers, while Hyperion concentrates on business, governmental and educational customers.

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

      Enhanced Services

      In addition to providing typical enhanced services such as voicemail, call transfer and conference calling, Hyperion offers additional value-added enhanced services to complement its core local and long distance services. These enhanced service offerings include:

               Access to Internet Services--Enables customers to use their available capacity for access to ISPs.

               Data Networking Services--Hyperion can provide high-speed, broadband services to use for data and Internet access such as Integrated Services Digital Network ("ISDN") and Primary Rate Interface ("PRI").

               Specialized Application Services--Hyperion can create products and services that are tailored for target industries with special telecommunications needs such as the hospitality industry. These services typically include non-measured rate local calling, expanded local calling area, discounted long distance rates and tailored trunking configurations.

    Growth Strategy

      Hyperion provides their services to telecommunications-intensive customers that include businesses, governmental and educational end users, and other telecommunications service providers. Hyperion believes that their target customers are a large and under-served universe who generally have limited choices in their communications services purchasing decisions. These customers generally seek reliability, high quality, broad geographic coverage, end-to-end service, solutions-oriented customer service and timely introduction of new and innovative services. Hyperion offers dedicated access services on a wholesale basis to interchange or long distance carriers ("IXCs") and has entered into national service agreements with AT&T and MCI WorldCom to be their preferred supplier.

      The broad deployment of fiber optic cable in Hyperion's markets typically enables connectivity among Hyperion, the incumbent local exchange carrier

("LEC") central offices and Hyperion's customers. Hyperion expects this strategy to result in a high proportion of traffic that is both originated and terminated on its network system, which would provide them with higher long-term operating margins. As of December 31, 1998, Hyperion has collocated in 123 incumbent LEC central offices, a figure which is expected to increase to over 300 during 1999. In addition, as of December 31, 1998, in Hyperion's six most mature markets, 78% of the access lines in service have been provisioned completely on its own network system. Overall Hyperion had 110,005 installed access lines at December 31, 1998, approximately 63% of which are provisioned completely on Hyperion's network system.

         In addition to the broad deployment of fiber optic cable in their markets, Hyperion has been aggressively adding fiber over long distances to create a fiber optic network system that connects their various markets. Once fully deployed, this fiber optic backbone will enhance Hyperion's ability to originate and terminate Hyperion's customers' communications traffic over their networks. Hyperion believes long-term operating margins on Hyperion's long distance and data transfer businesses will increase significantly as a result of connecting these markets.

         As an alternative to fiber optic cable, Hyperion also plans to utilize wireless technologies to deliver the "last mile" of communications services where the use of fiber optic cable is not economical. Through the use of a fixed wireless technology known as LMDS, Hyperion will be able to provide in most of their markets an alternative means for establishing the connectivity that links Hyperion's customers to their network system. These customers might otherwise have limited access to a high speed fiber optic network. Therefore, Hyperion expects LMDS to increase the amount of on-net traffic they carry in the future.

      In response to market demands and to maximize our selling efforts, Hyperion offers a full suite of communications services to their customers. Hyperion offers their services individually to suit specific customer needs or bundled together to provide customers with a cost-effective and comprehensive communications solution. In addition to the pricing benefits Hyperion's customers receive from purchasing bundled communications services, Hyperion believes that bundled services provide Hyperion with increased customer retention, higher operating margins and a reduced cost of acquiring new customers.

      Hyperion's service offerings currently include a wide range of local dial tone and long-distance services in all of their operating markets. In addition, Hyperion has launched internet access services, frame relay and ATM services in certain markets and plan to extend these services to all of their markets during 1999. To accelerate their frame relay and ATM service offerings, Hyperion recently entered into a wholesale provider agreement with Intermedia Communications ("ICI"), whereby they will use ICI's frame relay network and data switches to offer data services to their customers and then move their customers' traffic onto their own network system as it becomes operational. Hyperion believes this approach provides an efficient market-entry strategy and allows them to build a market presence under the Hyperion trade name, while providing better long-term operating margins through the use of their own network system.

Recent Development of the Systems

      The Company has focused on acquiring and developing systems in markets which have favorable historical growth trends. The Company believes that the strong household growth trends in its Systems' market areas are a key factor in positioning itself for future growth in basic subscribers. For a description of acquisitions by the Company from April 1, 1996 through the date of this filing, see Notes 1 and 13 to Adelphia's Consolidated Financial Statements included in
Item 8 of this Form 10-K.

      On January 21, 1999, Adelphia acquired Verto Communications, Inc. ("Verto"). In connection with the Verto acquisition, Adelphia issued 2,561,024 shares of its Class A common stock to the former owners of Verto. Verto provided cable television services to approximately 56,000 basic subscribers in the greater Scranton, Pennsylvania area at the date of acquisition.

      On January 28, 1999, Adelphia entered into an agreement to acquire the Olympus partnership interests owned by various Telesat entities for a price of $108,000, subject to definitive terms to be negotiated by both parties. Subsequent to the closing of this transaction, Adelphia will own 100% of Olympus. Closing of this transaction is expected to occur during the third quarter of 1999.

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

      On March 5, 1999, Adelphia announced that it had entered into a definitive merger agreement to acquire Century Communications Corp. ("Century") for approximately $5,200,000. Under the agreement, Adelphia would acquire 100% of the outstanding common stock of Century for an aggregate of approximately $826,000 in cash, 48,700,000 shares of Class A common stock and the assumption of approximately $1,600,000 of debt. This transaction is subject to shareholder approval by Century and Adelphia and other customary closing conditions. As of December 31, 1998, Century had approximately 1,593,000 basic subscribers after giving effect to Century's pending joint venture with AT&T.

      On April 12, 1999, Adelphia announced that it had entered into a definitive agreement to acquire Harron Communications Corp. ("Harron") for approximately $1,200,000. This transaction is subject to customary closing conditions. As of December 31, 1998, Harron had approximately 294,000 basic subscribers after giving effect to recent and pending acquisitions involving approximately 9,000 basic subscribers.

      The Company will continue to evaluate new opportunities that allow for the expansion of its business through the acquisition of additional cable television systems in geographic proximity to its existing regional market areas or in locations that can serve as the basis for new market areas, either directly or indirectly through joint ventures, where appropriate.

      The following table indicates the growth of the Company Systems and Olympus systems by summarizing the number of homes passed by cable and the number of basic subscribers for each of the four years in the period ended March 31, 1998 and the twelve month period ended December 31, 1998. The table also indicates the numerical growth in subscribers attributable to acquisitions and the numerical and percentage growth attributable to internal growth.



                                                                                    Twelve Months
                                                                                        Ended
                                          Year Ended March 31,                       December 31,
                             --------------------------------------------------------------------
                                   1995         1996          1997         1998          1998
                             --------------------------------------------------------------------
COMPANY SYSTEMS:
Homes passed (a)
Beginning of Year              1,207,425     1,340,808     1,422,077     1,569,953     1,663,505
Internal Growth (b)               39,012        30,665        35,049        25,433        26,528
% Internal Growth                    3.2%          2.3%          2.5%          1.6%          1.6%
Acquired Homes Passed             94,371        50,604       112,827        74,682       441,945
End of Year                    1,340,808     1,422,077     1,569,953     1,670,068     2,131,978

Basic subscribers (c)
Beginning of Year                888,167       975,066     1,039,704     1,138,414     1,213,400
Internal Growth (b)               31,651        29,215        20,396        12,740        13,111
% Internal Growth                    3.6%          3.0%          2.0%          1.1%          1.1%
Acquired Subscribers              55,248        35,423        78,314        63,886       301,796
End of Year                      975,066     1,039,704     1,138,414     1,215,040     1,528,307
Basic Penetration (d)               72.7%         73.1%         72.5%         72.8%         71.7%

OLYMPUS SYSTEMS:
Homes passed (a)
Beginning of Year                406,753       512,052       631,602       650,742       749,884
Internal Growth (b)               11,911        12,050        19,140        17,788        19,322
% Internal Growth                    2.9%          2.4%          3.0%          2.7%          2.6%
Acquired Homes Passed             93,388       107,500          --          86,655       174,396
End of Year                      512,052       631,602       650,742       755,185       943,602

Basic subscribers (c)
Beginning of Year                239,357       306,317       403,901       416,760       497,972
Internal Growth (b)               19,198         9,329        12,859        15,397        14,781
% Internal Growth                    8.0%          3.0%          3.2%          3.7%          3.0%
Acquired Subscribers              47,762        88,255          --          69,565       128,822
End of Year                      306,317       403,901       416,760       501,722       641,575
Basic Penetration (d)               59.8%         63.9%         64.0%         66.4%         68.0%

(a) A home which a broadband network passes in front of is deemed to be "passed" by cable if it can be connected to the distribution system without any further extension of the cable distribution plant.

(b) The number of additional homes passed or additional basic subscribers not attributable to acquisitions of new cable systems.

(c) A home with one or more television sets connected to a cable system is counted as one basic subscriber.

(d)  Basic subscribers as a percentage of homes passed by cable.


Market Areas

The Systems are "clustered" in eight market areas in the eastern portion of the United States as follows:



MARKET AREA                                  LOCATION OF SYSTEMS
Southeastern Florida       Portions  of  southern  Dade,  Citrus,  Orange,  Hillsborough,  Palm  Beach,  Martin,
                           Broward, Lee and St. Lucie Counties and Hilton Head, South Carolina

Western                    New York City and suburbs of Buffalo and the adjacent Niagara Falls area, city of Erie, Pennsylvania, communities near Cleveland, Ohio and several small communities in the southern tier of New York

Virginia                   Winchester,  Charlottesville,  Staunton, Richland,  Martinsville,  Blacksburg, Salem,
                           Hopewell,  Prince George,  Harrisonburg,  Petersburg and  surrounding  communities in
                           Virginia, and South Boston and Elizabeth City, North Carolina

Western Pennsylvania       Suburbs  of  Pittsburgh  and  several  small  communities  in  western  Pennsylvania,
                           Maryland and West Virginia

New England                Cape Cod communities, South Shore communities (the area between Boston and Cape Cod,
                           Massachusetts), Martha's Vineyard, Massachusetts; and Bennington, Burlington, Rutland and Montpelier,
                           Vermont and surrounding communities in Vermont, New Hampshire and New York and Seymour and Waterbury,
                           Connecticut

Eastern Pennsylvania       Suburbs of Philadelphia and suburbs of Scranton

Ohio                       Several small communities in Ohio and portions of Kalamazoo County, Michigan

New Jersey                 Ocean County, New Jersey


The following table summarizes by market area the homes passed by cable, basic subscribers and premium service units for the systems as of December 31, 1998.



                                               Homes          Basic         Basic      Premium       Premium
                                               Passed      Subscribers   Penetration    Units      Penetration

Company Systems:
Western New York                                740,458        498,765        67.36%     315,815         63.32%
New England                                     418,963        297,610        71.03%     128,283         43.10%
Virginia                                        408,847        309,284        75.65%     128,666         41.60%
Western Pennsylvania                            253,027        183,184        72.40%      64,094         34.99%
New Jersey                                      131,371        106,281        80.90%      52,507         49.40%
Eastern Pennsylvania                            131,853         95,360        72.32%      46,105         48.35%
Ohio                                             47,459         37,823        79.70%      19,170         50.68%
                                             ===========   ============               ===========
     Total                                    2,131,978      1,528,307        71.68%     754,640         49.38%
                                             ===========   ============               ===========

Olympus Systems:
Southeastern Florida                            943,602        641,575        67.99%     264,490         41.23%
                                             ===========   ============               ===========

Managed Systems:
Southeastern Florida                             29,173         25,604        87.77%       6,743         26.34%
Virginia                                         30,796         21,772        70.70%      11,392         52.32%
Western Pennsylvania                             81,183         62,333        76.78%      29,684         47.62%
Eastern Pennsylvania                             36,098         24,734        68.52%      16,410         66.35%
                                             ===========   ============               ===========
     Total                                      177,250        134,443        75.85%      64,229         47.77%
                                             ===========   ============               ===========

Total Systems:
Southeastern Florida                            972,775        667,179        68.59%     271,233         40.65%
Western New York                                740,458        498,765        67.36%     315,815         63.32%
Virginia                                        439,643        331,056        75.30%     140,058         42.31%
New England                                     418,963        297,610        71.03%     128,283         43.10%
Western Pennsylvania                            334,210        245,517        73.46%      93,778         38.20%
Eastern Pennsylvania                            167,951        120,094        71.51%      62,515         52.06%
New Jersey                                      131,371        106,281        80.90%      52,507         49.40%
Ohio                                             47,459         37,823        79.70%      19,170         50.68%
                                             ===========   ============               ===========
      Total                                   3,252,830      2,304,325        70.84%   1,083,359         47.01%
                                             ===========   ============               ===========

Financial Information

      The financial data regarding the revenues, results of operations and identifiable assets for the Company's two business segments as of and for each of the Company's last two fiscal years ended March 31, 1997 and 1998 and the nine months ended December 31, 1998 are set forth in, and incorporated herein, by reference to Item 6 of this Form 10-K.

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

      The design of the current System upgrade, when completed, will deploy on average one fiber optic node for every two system plant miles or approximately one fiber node for every 180 homes passed compared to the industry norm of 500 to 1000 homes passed per fiber optic node. Approximately 75% of the System will be upgraded to 750 Mhz. Approximately 25% of the plant will remain at 550 Mhz. The upgraded system will be completely addressable and provide two-way communication capability. The additional bandwidth will enable the Company to offer additional video programming services. A portion of the bandwidth will be allocated to the new service offerings such as two-way data, telephony and video-on-demand. The Company believes this combination of bandwidth and the relatively low number of homes passed per fiber node will provide adequate capacity and flexibility to offer existing and anticipated services into the foreseeable future with limited additional capital expenditures.

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

    Subscriber Services and Rates

      The Company's revenues are derived principally from monthly subscription fees for various services. Rates to subscribers vary in accordance with the type of service selected. Although service offerings vary across franchise areas because of differences in plant capabilities, each of the areas typically offer services at monthly prices ranging as follows:




               Service                                 Rate Range


       Basic Cable Television                      $    7.00 - 18.00
       Cable Value Cable Television                $   10.00 - 27.00
       Premium Cable Television                    $    9.00 - 14.00
       Digital Cable Television                    $    9.95
       High Speed Internet Access                  $   34.95 - 49.95
       Dial-up Internet Access                     $   15.95
       Paging                                      $    6.95 - 29.95
       Long Distance                               $     .09 per minute, plus $4.95 per month service fee



      In addition, the Company derives other telephony revenue with rates determined on a usage basis.

      An installation fee, which the Company may wholly or partially waive during a promotional period, is usually charged to new subscribers. Subscribers are free to terminate services at any time without charge, but often are charged a fee for reconnection or change of service.

      The Cable Communications Policy Act of 1984 (the "1984 Cable Act," as amended by the Cable Television Consumer Protection and Competition Act of 1992 ( the "1992 Cable Act"), deregulated basic service rates for systems in communities meeting the Federal Communication Commissions ("FCC") definition of effective competition. Pursuant to the FCC's definition of effective competition adopted following enactment of the 1984 Cable Act, substantially all of the Company's franchises were rate deregulated. However, in June 1991, the FCC amended its effective competition standard, which increased the number of cable systems which could be subject to local rate regulation. The 1992 Cable Act contains a definition of effective competition under which nearly all cable systems in the United States are subject to regulation of basic service rates. Additionally, the legislation (i) eliminated the 5% annual basic rate increase allowed by the 1984 Cable Act without local approval; (ii) allows the FCC to adjudicate the reasonableness of rates for non-basic service tiers, other than premium services, for cable systems not subject to effective competition in response to complaints filed by franchising authorities and/or cable subscribers; (iii) prohibits cable systems from requiring subscribers to purchase service tiers above basic service in order to purchase premium services if the system is technically capable of doing so; (iv) allows the FCC to impose restrictions on the retiering and rearrangement of cable services under certain circumstances; and (v) permits the FCC and franchising authorities more latitude in controlling rates and rejecting rate increase requests. The Telecommunications Act of 1996 (the "1996 Act") ended FCC regulation on nonbasic tier rates on March 31, 1999. See "Legislation and Regulation."

      For a discussion of recent FCC rate regulation and related developments, see "Legislation and Regulation" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Regulatory and Competitive Matters."

      Franchises

      The 1984 Cable Act provides that cable operators may not offer cable service to a particular community without a franchise unless such operator was lawfully providing service to the community on July 1, 1984 and the franchising authority does not require a franchise. The Systems operate pursuant to franchises or other authorizations issued by governmental authorities, substantially all of which are nonexclusive. Such franchises or authorizations awarded by a governmental authority generally are not transferable without the consent of the authority. As of December 31, 1998, the Company held 662 franchises, Olympus held 157 franchises and the Managed Systems held 102 franchises. Most of these franchises can be terminated prior to their stated expiration by the relevant governmental authority, after due process, for breach of material provisions of the franchise.

      Under the terms of most of the Company's franchises, a franchise fee (generally ranging up to 5% of the gross revenues of the cable system) is payable to the governmental authority. For the past three years, franchise fee expense incurred by the Company has averaged approximately 2.6% of gross system revenues.

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

Hyperion

    Networks

    Network Construction

      Hyperion's networks are constructed to cost-effectively access areas of significant end user telecommunications traffic, as well as the majority of the LEC-COs, POPs and most of the IXCs. Historically, Hyperion has established with its local partner or Adelphia general requirements for network design including engineering specifications, fiber type and amount, construction timelines and quality control. Hyperion's engineering personnel provide project management, including contract negotiation and overall supervision of the construction, testing and certification of all facilities. The construction period for a new network varies depending upon the number of route miles to be installed, the initial number of buildings targeted for connection to the network, the general deployment of the network and other factors. Networks that Hyperion has installed to date have generally become operational within six to ten months after the beginning of construction.

    Network Operating Control Center ("NOCC")

      Hyperion's NOCC is located in Coudersport, Pennsylvania. The NOCC is equipped with state-of-the-art system monitoring and control technology. The NOCC is a single point interface for monitoring all of Hyperion's networks and provisioning all services and systems necessary to operate the networks. The NOCC supports all of Hyperion's networks including the management of 1,748 building connections, 20 switches or remote switching modules and 15,005 network route miles, all as of December 31, 1998. The NOCC is designed to accommodate Hyperion's anticipated growth.

      The NOCC is utilized for a variety of network management and control functions including monitoring, managing and diagnosing Hyperion's SONET networks, central office equipment, customer circuits and signals and Hyperion's switches and associated equipment. The NOCC is also the location where Hyperion provisions, coordinates, tests and accepts all orders for switched and dedicated circuit orders. In addition, the NOCC maintains the database for Hyperion's circuits and network availability. Network personnel at the NOCC also develop and distribute a variety of software utilized to manage and maintain the networks.

    Connections to Customer Locations

      Office buildings are connected by network backbone extensions to one of a number of physical rings of fiber optic cable, which originate and terminate at the operating company's central office. Signals are sent simultaneously on both primary and alternate protection paths through a network backbone to the operating company's central office. Within each building, operating company-owned internal wiring connects the operating company's fiber optic terminal equipment to the customer premises. Customer equipment is connected to operating company-provided electronic equipment generally located where customer transmissions are digitized, combined and converted to an optical signal. The traffic is then transmitted through the network backbone to the operating company's central office where it can be reconfigured for routing to its ultimate destination on the network.

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

      The FCC has recently auctioned a sizable amount of spectrum in the 31 Ghz band for use by a new wireless service, Local Multipoint Distribution Service ("LMDS"), which among other uses, can deliver over 100 channels of digital programming directly to consumers' homes. The FCC auctioned this spectrum to the public during 1998, with cable operators and local telephone companies restricted in their participation in this auction. The extent to which the winning licenses in this service will use this spectrum in particular regions of the country to deliver multichannel video programming to subscribers, and therefore provide competition for franchised cable systems, is at this time uncertain. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

Hyperion

    Competition

      In each of the markets served by Hyperion's networks, the services offered by Hyperion compete principally with the services offered by the incumbent LEC serving that area. Incumbent LECs have long-standing relationships with their customers, have the potential to subsidize competitive services from monopoly service revenues, and benefit from favorable state and federal regulations. In light of the passage of the 1996 Act, federal and state regulatory initiatives will provide increased business opportunities to competitive local exchange carriers ("CLECs") such as Hyperion, but regulators are likely to provide incumbent LECs with increased pricing flexibility for their services as competition increases. Further, if a Regional Bell Operating Company ("RBOC") is authorized to provide in region long distance service in one or more states by fulfilling the market operating provisions of the 1996 Act, the RBOC may be able to offer "one stop shopping" that would be competitive with Hyperion's offerings. To date, each request for such authority has been denied by the FCC. An approval could result in decreased market share for the major IXCs, which are among the operating companies' significant customers. Any of these results could have an adverse effect on Hyperion.

      There has been significant merger activity among the RBOCs in anticipation of entry into the long distance market, including the merger of Bell Atlantic and NYNEX, whose combined territory covers a substantial portion of Hyperion's markets. Other combinations have occurred in the industry, which may have an effect on Hyperion, such as the combination of AT&T Corp. and Teleport Communications Group Inc. ("TCG") and the pending combination of Bell Atlantic and GTE. The effects of these combinations are unknown at this time. Hyperion believes that such combinations will also affect Hyperion's strategy of originating and terminating a significant proportion of its customers' communications traffic over its own networks, rather than relying on the network of the incumbent LEC.

      Hyperion also faces, and will continue to face, competition from other current and potential market entrants, including other CLECs, incumbent LECs which are not subject to RBOC restrictions on long distance, AT&T, MCI WorldCom, Sprint and other IXCs, cable television companies, electric utilities, microwave carriers, wireless telecommunications providers and private networks built by large end users. The 1996 Act facilitates such entry by requiring incumbent LECs to allow new entrants to acquire local services at wholesale prices for resale, and to purchase unbundled networks at cost-based rates. Substantially all of Hyperion's markets are served by one or more CLECs other than Hyperion. In addition, all of the major IXCs are expected to enter the market for local telecommunications services. Both AT&T and MCI WorldCom have announced that they have begun to offer local telephone services in some areas of the country, and AT&T recently announced a new wireless technology for providing local telephone service. Although Hyperion has good relationships with the IXCs, there are no assurances that any of these IXCs will not build their own facilities, purchase other carriers or their facilities, or resell the services of other carriers rather than use Hyperion's services when entering the market for local exchange services.

      Hyperion also competes with equipment vendors and installers, and telecommunications management companies with respect to certain portions of its business.

      Many of Hyperion's current and potential competitors, particularly incumbent LECs, have financial, personnel and other resources substantially greater than those of Hyperion, as well as other competitive advantages over Hyperion.

Employees

      At April 24, 1999, there were 5,512 full-time employees of the Company, Olympus, and the Managed Partnerships, of which 131 employees were covered by collective bargaining agreements at five locations. The Company considers its relations with its employees to be good.

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

    Rate Regulation

      The 1984 Cable Act codified existing FCC preemption of rate regulation for premium channels and optional nonbasic program tiers. The 1984 Cable Act also deregulated basic cable rates for cable television systems determined by the FCC to be subject to effective competition. The 1992 Cable Act substantially changed the statutory and FCC rate regulation standards. The 1992 Cable Act replaced the FCC's old standard for determining effective competition, under which most cable systems were not subject to local rate regulation, with a statutory provision that has resulted in nearly all cable television systems becoming subject to local rate regulation of basic service. Additionally, the 1992 Cable Act eliminated the 5% annual rate increase for basic service previously allowed by the 1984 Cable Act without local approval; required the FCC to adopt a formula, for franchising authorities to enforce, to assure that basic cable rates are reasonable; allows the FCC to review rates for nonbasic service tiers (other than per-channel or per-program services) in response to complaints filed by franchising authorities; prohibits cable television systems from requiring customers to purchase service tiers above basic service in order to purchase premium services if the system is technically capable of doing so; required the FCC to adopt regulations to establish, on the basis of actual costs, the price for installation of cable service, remote controls, converter boxes and additional outlets; and allows the FCC to impose restrictions on the retiering and rearrangement of cable services under certain limited circumstances. The 1996 Act expands the definition of effective competition to cover situations where a local telephone company or its affiliate, or any multichannel video provider using telephone company facilities, offers comparable video service by any means except DBS. Satisfaction of this test deregulates both basic and nonbasic tiers. The 1996 Act ended FCC regulation of nonbasic tier rates on March 31, 1999.

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

    Channel Set-Asides

      The 1984 Cable Act permits local franchising authorities to require cable operators to set aside certain channels for public, educational and governmental access programming. The Company believes that none of the Systems' franchises contain unusually onerous access requirements. The 1984 Cable Act further requires cable systems with 36 or more activated channels to designate a portion of their channel capacity for commercial leased access by unaffiliated third parties. While the 1984 Cable Act presently allows cable operators substantial latitude in setting leased access rates, the 1992 Cable Act requires leased access rates to be set according to a formula determined by the FCC. The FCC has revised the existing rate formula in a way which will significantly lower the rates cable operators have been able to charge. It is possible that such leased access will result in competition to services offered by the Company on the other channels of its cable systems.

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

      Copyrighted music performed by cable systems themselves on local origination channels, Public Education Grant ("PEG") channels, and in locally inserted advertising and cross promotional announcements must also be licensed. A blanket license is available from BMI. Cable industry negotiations with ASCAP are still in progress.

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

      The 1996 Act requires that all telecommunications providers (including cable operators that provide telecommunications services) contribute equitably to a Universal Service Fund ("USF"), and the FCC may exempt an interstate carrier or class of carriers if its contribution would be minimal under the USF formula. The 1996 Act allows states to determine which intrastate telecommunications providers contribute to the USF. The 1996 Act prohibits geographic end user rate de-averaging to protect rural subscribers' rates.

    FCC Interconnection  Order

      On August 8, 1996 the FCC released its First Report and Order, Second Report and Order and memorandum Opinion and Order promulgating rules and regulations to implement Congress' statutory directive concerning the interconnection obligations of all telecommuications carriers, including obligations of CLECs and LECs, and incumbent LEC pricing of interconnection and unbundled elements (the "Local Competition Orders"). The Local Competition Orders adopted a national framework for interconnection but left to the individual states the task of implementing the FCC's rules. The Local Competition Orders also established rules implementing the 1996 Act requirements that LECs negotiate interconnection agreements, and provide guidelines for review of such agreements by State PUCs.

      In July 1997, the United States Court of Appeals for the Eighth Circuit vacated in part the FCC's local competition rules. That court concluded that the FCC did not have the authority to establish rules to govern the pricing of interconnection, network elements, and resale services provided by incumbent local exchange carriers. In addition, it found certain other FCC rules to be unlawful. On January 25, 1999, the Supreme Court issued an opinion in which it reversed portions of the court of appeals decision. The Supreme Court held that the FCC has authority under the Communications Act to establish rules, including pricing rules, to implement the local competition provisions of the 1996 Act, even with respect to intrastate services. The Supreme Court did not address the merits of the FCC's 1996 pricing rules. In addition, the Supreme Court affirmed several of the other rules which had been promulgated by the FCC, but which had been found unlawful by the court of appeals. These included a rule allowing requesting carriers to select provisions from among different interconnection agreements approved by state commissions (the so-called "pick-and-choose" rule) and a rule allowing requesting carriers to obtain from incumbent local exchange carriers assembled combinations of unbundled network elements (sometimes called unbundled network element platforms). The Supreme Court vacated a FCC rule identifying specific network elements which incumbent local exchange carriers must make available to requesting carriers on the basis that the FCC had failed to consider (i) whether such network elements were necessary, and (ii) whether the failure to make network elements available would impair the ability of requesting carriers to provide the services they seek to offer. The FCC has indicated that it will conduct further proceedings to comply with the Supreme Court's opinion regarding the availability of network elements. Whether incumbent local exchange carriers will be required to make available combined platforms of network elements will depend on how the FCC implements the "necessary" and "impair" standards governing network element availability in light of the Supreme Court opinion.

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

      Hyperion's fiber optic cable, fiber optic telecommunications equipment and other properties and equipment used in its networks, are owned or leased. Fiber optic cable plant used in providing service is primarily on or under public roads, highways or streets, with the remainder being on or under private property. As of December 31, 1998, Hyperion's total telecommunications equipment in service consists of fiber optic telecommunications equipment, switching equipment, fiber optic cable, furniture and fixtures, leasehold improvements and construction in progress.

ITEM 3.  LEGAL PROCEEDINGS

      On February 24, 1999, Hyperion was served with a summons and complaint filed in the United States District Court for the Northern District of New York, Case Number 99-CV-268, by Hyperion Solutions Corporation ("Solutions"), which is described in the complaint as a company in the business of developing, marketing and supporting comprehensive computer software tools, executive information systems and applications that companies use to improve their business performance. The complaint alleges, among other matters, that Hyperion's use of the name "Hyperion" in its business infringes upon various trademarks and service marks of Solutions in violation of federal trademark laws and violates various New York business practices, advertising and business reputation laws. The complaint seeks, among other matters, to enjoin Hyperion from using the name or mark "Hyperion" in Hyperion's business as well as to recover unspecified damages, treble damages and attorney's fees. Management of Hyperion believes that Hyperion has meritorious defenses to the complaint and intends to vigorously defend this lawsuit. Although management believes that this lawsuit will not in any event have a material adverse effect upon the Company, no assurance can be given regarding the effect upon the Company if Solutions were to prevail in this lawsuit.

      On or about March 10, 1999, Robert Lowinger (the "Plaintiff"), on behalf of himself and all other shareholders of Class A common stock of Century, commenced an action by filing a putative Class Action Complaint (the "Complaint") in the Superior Court of Connecticut, Judicial District of Stamford/Norwalk, Case Number CV-99-0171092, against Century, all of its directors, and Adelphia. The Plaintiff claims that he owns shares of Class A common stock of Century, and alleges that in connection with the proposed merger of Adelphia with Century, holders of Class B common stock of Century - which have superior voting rights to the holders of Class A common stock - will receive $4.00 per share more than the consideration to be paid to the holders of Class A common stock. This would allegedly result in the Class B shareholders receiving approximately $170,000 more than if they held the equivalent number of Century Class A shares. The Plaintiff claims that the individual defendants, comprising the directors of Century and the majority shareholders of Century's Class B shares, breached their fiduciary duties of loyalty, good faith, and due care to Century's Class A shareholders by agreeing to these two levels of consideration. The sole claim against Adelphia is that it, together with Century, aided and abetted these alleged breaches of fiduciary duty. The Plaintiff seeks certification of a class of Century's Class A shareholders and seeks recovery on behalf of himself and the class of unspecified damages, profits, and special benefits. He also seeks all costs, expenses and attorney's fees. Adelphia has entered an appearance in the case and is required to respond to the Complaint by June 21, 1999. Adelphia believes the allegation of liability against it to be without merit and intends to vigorously defend the action.

      There are no other material pending legal proceedings, other than routine litigation incidental to the business, to which the Company is a part of or which any of its property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the quarter ended December 31, 1998.

Executive Officers of the Registrant

      The executive officers of the Company, first elected to hold their respective positions on July 1, 1986, serve at the discretion of the Board of Directors.

      The executive officers of the Company are:


        NAME                        AGE                           POSITION

        John J. Rigas............    74          Chairman, Chief Executive Officer, President and Director

        Michael J. Rigas.........    45          Executive Vice President, Operations and Director

        Timothy J. Rigas.........    42          Executive Vice President, Chief Financial Officer, Chief
                                                     Accounting Officer, Treasurer and Director

        James P. Rigas...........    41          Executive Vice President, Strategic Planning and Director

        Daniel R. Milliard.......    51          Senior Vice President, Secretary and Director

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

      Daniel R. Milliard is Senior Vice President and Secretary of Adelphia and its subsidiaries, and also serves as Vice Chairman, President and Secretary of Hyperion. Since 1982, Mr. Milliard served as Vice President, Secretary and/or General Counsel of Adelphia and the constituent entities which became wholly-owned subsidiaries of Adelphia, as well as the cable television operating companies acquired by the Company which were wholly or partially owned by members of the Rigas family. He served as outside general counsel to the Company's predecessors from 1979 to 1982. Mr. Milliard graduated from American University in 1970 with a Bachelor of Science degree in Business Administration. He received an M.A. degree in Business from Central Missouri State University in 1971 and received a Juris Doctor degree from the University of Tulsa School of Law in 1976. He is a Director of Citizens Bancorp., Inc. in Coudersport, Pennsylvania and a member of the Board of Directors of Charles Cole Memorial Hospital.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's Class A common stock is quoted on the National Association of Securities Dealers Automated Quotations System National Market System (NASDAQ-NMS). Adelphia's NASDAQ-NMS symbol is "ADLAC."

      The following table sets forth the range of high and low prices of the Class A common stock on NASDAQ/NMS for the periods presented. Such prices represent inter-dealer quotations, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.


                          CLASS A COMMON STOCK

   QUARTER ENDED:                                 HIGH         LOW

   June 30, 1997                                $  7 3/4    $  5
   September 30, 1997                           $ 12 1/8    $  6 3/4
   December 31, 1997                            $ 18 3/4    $ 12
   March 31, 1998                               $ 30 3/8    $ 16 3/8

   June 30, 1998                                $ 37 1/8    $ 21 1/2
   September 30, 1998                           $ 44        $ 30 7/16
   December 31, 1998                            $ 48 1/8    $ 29 1/8




      As of May 24, 1999, there were approximately 163 holders of record of Adelphia's Class A common stock. As of May 24, 1999, five record holders were registered clearing agencies holding Class A common stock on behalf of participants in such clearing agencies.

      No established public trading market exists for Adelphia's Class B common stock. As of the date hereof, the Class B common stock was held of record by seven persons, principally members of the Rigas family, including a Pennsylvania general partnership all of whose partners are members of the Rigas family. The Class B common stock is convertible into shares of Class A common stock on a one-to-one basis. As of May 24, 1999 the Rigas family owned 99.1% of the outstanding Class B common stock.

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

      On September 30, 1998, the Company issued 2,250,000 shares of Class A common stock to AT&T, as consideration for its interest in Syracuse Hilton Head Holdings, L.P. This issuance was made in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

      On February 15, 1999, the Company issued 1,000,000 shares of Class A common stock to FrontierVision, as a deposit to be held in escrow for the acquisition of FrontierVision. This issuance was made in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

ITEM 6.  SELECTED FINANCIAL DATA
 (Dollars in thousands except per share amounts)

      The selected consolidated financial data as of and for each of the four years in the period ended March 31, 1998 and the nine months ended December 31, 1998 have been derived from the audited consolidated financial statements of the Company. The selected consolidated financial data for the nine months ended December 31, 1997 have been derived from unaudited condensed consolidated financial statements of the Company not included herein; however, in the opinion of management, such data reflect all adjustments (consisting only of normal and recurring adjustments) necessary to fairly present the data for such interim period. These data should be read in conjunction with the consolidated financial statements and related notes thereto as of March 31, 1998 and December 31, 1998 and for each of the two years in the period ended March 31, 1998 and the nine months ended December 31, 1998 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Transition Report on Form 10-K. The statement of operations data with respect to fiscal years ended March 31, 1995 and 1996, and the balance sheet data at March 31, 1995, 1996 and 1997, have been derived from audited consolidated financial statements of the Company not included herein.


                                                                                                   Nine Months Ended
                                                           Year Ended March 31,                       December 31,
                                            --------------------------------------------------- -------------------------
Statements of Operations Data:                   1995         1996         1997        1998         1997         1998
                                            --------------------------------------------------- ------------ ------------
                                                                                                 (Unaudited)
Revenues                                      $ 361,505    $ 403,597    $ 472,778    $ 528,442    $ 389,905    $ 507,155
Direct operating and programming expense        106,993      124,116      148,982      167,288      121,924      167,963
Selling, general and administrative expense      63,487       68,357       81,763       95,731       70,085      107,249
Depreciation and amortization expenses           97,602      111,031      124,066      145,041      104,570      140,823
Rate regulation charge                             --          5,300         --           --           --           --
                                              ---------    ---------     --------    ---------    ---------    ---------
Operating income                                 93,423       94,793      117,967      120,382       93,326       91,120
Priority investment income from Olympus          22,300       28,852       42,086       47,765       35,765       36,000
Cash interest expense - net                    (169,830)    (183,780)    (190,965)    (209,677)    (157,360)    (167,930)
Noncash interest expense                        (14,756)     (16,288)     (41,360)     (37,430)     (29,981)     (23,663)
Equity in loss of joint ventures                (44,349)     (46,257)     (59,169)     (79,056)     (59,334)     (58,471)
Hyperion preferred stock dividends                 --           --           --        (12,682)      (5,988)     (21,536)
Minority interest in net losses of
subsidiaries                                       --           --           --           --           --         25,772
Gain on sale of investments                        --           --         12,151        2,538        1,018         --
Other income                                      1,453         --           --           --           --          1,113
                                              ---------    ---------     --------    ---------    ---------    ---------
Loss before income taxes and extraordinary
loss                                           (111,759)    (122,680)    (119,290)    (168,160)    (122,554)    (117,595)
Income tax benefit (expense)                      5,475        2,786          358        5,606         (559)       6,802
                                              ---------    ---------     --------    ---------    ---------    ---------
Loss before extraordinary loss                 (106,284)    (119,894)    (118,932)    (162,554)    (123,113)    (110,793)
Extraordinary loss on early retirement of
debt                                               --           --        (11,710)     (11,325)     (11,325)      (4,337)
                                              ---------    ---------     --------    ---------    ---------    ---------
Net loss                                       (106,284)    (119,894)    (130,642)    (173,879)    (134,438)    (115,130)
Dividend requirements applicable to
preferred stock                                    --           --           --        (18,850)     (11,998)     (20,718)
                                              ---------    ---------     --------    ---------    ---------    ---------
Net loss applicable to common stockholders    $(106,284)   $(119,894)   $(130,642)   $(192,729)   $(146,436)   $(135,848)
                                              =========    =========    =========    =========    =========    =========
Basic and diluted loss per weighted average
share of Common stock before
extraordinary loss                            $   (4.32)   $   (4.56)   $   (4.50)   $   (6.07)   $   (4.57)   $   (3.63)
Basic and diluted net loss per weighted
average share of common stock                     (4.32)       (4.56)       (4.94)       (6.45)       (4.95)       (3.75)
Cash dividends declared per common share           --           --           --           --           --           --


Business Segment Information:

      As more fully described in this Form 10-K, Adelphia operates primarily in two lines of business within the telecommunications industry: cable television and related investments ("Adelphia, excluding Hyperion") and competitive local exchange carrier telephony ("Hyperion"). The balance sheet data and other data as of and for each of the four years ended March 31, 1998 and the nine months ended December 31, 1998 of Hyperion have been derived from audited consolidated financial statements of Hyperion not included herein. The selected consolidated financial data for the nine months ended December 31, 1997 have been derived from unaudited condensed consolidated financial statements of Hyperion not included herein; however, in the opinion of management, such data reflect all adjustments (consisting only of normal and recurring adjustments) necessary to fairly present the data for such interim period.


                                                                     March 31,                          December 31,
                                            ---------------------------------------------------------   ------------
                                                   1995          1996           1997          1998           1998
                                            --------------   -----------   -----------   ------------   ------------
Balance Sheet Data:

Adelphia Consolidated
  Total assets                                $  1,267,291   $ 1,367,579   $ 1,643,826   $  2,304,671   $  3,294,457
  Total debt                                     2,021,610     2,175,473     2,544,039      2,909,745      3,527,452
  Cash and cash equivalents                          5,045        10,809        61,539        276,895        398,644
  Investments (a)                                   50,426        74,961       130,005        150,787        229,494
  Redeemable preferred stock                            --            --            --        355,266        376,865
  Convertible preferred stock
    (liquidation preference)                            --            --            --        100,000        100,000

Hyperion
  Total assets                                $     23,212   $    35,269   $   174,601   $    639,992   $    836,342
  Total debt                                        35,541        50,855       215,675        528,776        494,109
  Cash and cash equivalents                             --            --        59,814        230,750        242,570
  Investments (a)                                   15,085        27,900        56,695         69,596        138,614
  Redeemable preferred stock                            --            --            --        207,204        228,674

Adelphia, excluding Hyperion
  Total assets                                $  1,244,079   $ 1,332,310   $ 1,469,225   $  1,664,679   $  2,458,115
  Total debt                                     1,986,069     2,124,618     2,328,364      2,380,969      3,033,343
  Cash and cash equivalents                          5,045        10,809         1,725         46,145        156,074
  Investments (a)                                   35,341        47,061        73,310         81,191         90,880
  Redeemable preferred stock                            --            --            --        148,062        148,191
  Convertible preferred stock
    (liquidation preference)                            --            --            --        100,000        100,000











                                                 See "Other Data" on next page.



                                                                                         Nine Months Ended
                                                 Year Ended March 31,                       December 31,
                                 --------------------------------------------------  ------------------------
Other Data:                            1995         1996        1997         1998         1997         1998
                                 --------------------------------------------------  ------------------------
                                                                                      (Unaudited)
Adelphia Consolidated
  Revenues                       $   361,505  $   403,597  $   472,778  $   528,442  $   389,905  $   507,155
  Priority income                     22,300       28,852       42,086       47,765       35,765       36,000
  Operating expenses (b)             170,480      192,473      230,745      263,019      192,009      275,212
  Depreciation and
    amortization expenses             97,602      111,031      124,066      145,041      104,570      140,823
  Operating income                    93,423       94,793      117,967      120,382       93,326       91,120
  Interest expense - net            (184,586)    (200,068)    (232,325)    (247,107)    (187,341)    (191,593)
  Preferred stock dividends             --           --           --        (31,532)     (17,986)     (42,254)
  Capital expenditures                92,082      100,089      129,609      183,586      117,560      255,797
  Cash paid for acquisitions          70,256       60,804      143,412      146,546       88,217      403,851
  Cash used for investments           38,891       24,333       51,415       86,851       62,190       81,558

Hyperion
  Revenues                       $     1,729  $     3,322  $     5,088  $    13,510  $     8,690  $    34,776
  Operating expenses (b)               3,906        5,774       10,212       22,118       14,362       54,050
  Depreciation and
    amortization expenses                463        1,184        3,945       11,477        7,027       26,671
  Operating loss                      (2,640)      (3,636)      (9,069)     (20,085)     (12,699)     (45,945)
  Interest expense - net              (3,282)      (5,889)     (22,401)     (36,030)     (27,983)     (20,010)
  Preferred stock dividends             --           --           --        (12,682)      (5,988)     (21,536)
  Capital expenditures                 2,850        6,084       36,127       68,629       34,834      146,752
  Cash paid for acquisitions            --           --          5,040       65,968        7,638         --
  Cash used for investments            7,526       12,815       34,769       64,260       48,574       69,018

Adelphia,excluding Hyperion
  Revenues                       $   359,776  $   400,275  $   467,690  $   514,932  $   381,215  $   472,379
  Priority income                     22,300       28,852       42,086       47,765       35,765       36,000
  Operating expenses (b)             166,574      186,699      220,533      240,901      177,647      221,162
  Depreciation and
    amortization expenses             97,139      109,847      120,121      133,564       97,543      114,152
  Operating income                    96,063       98,429      127,036      140,467      106,025      137,065
  Interest expense - net            (181,304)    (194,179)    (209,924)    (211,077)    (159,358)    (171,583)
  Preferred stock dividends             --           --           --        (18,850)     (11,998)     (20,718)
  Capital expenditures                89,232       94,005       93,482      114,957       82,726      109,045
  Cash paid for acquisitions          70,256       60,804      138,372       80,578       80,579      403,851
  Cash used for investments           31,365       11,518       16,646       22,591       13,616       12,540


(a) Represents total investments before cumulative equity in net losses.
(b) Amount excludes depreciation and amortization expenses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (Dollars in thousands)

    Introduction

      During the period January 29, 1999 through April 12, 1999, the Company announced the pending acquisition of the Olympus partnership interests held by FPL Group, Inc., and the pending acquisitions of FrontierVision Partners, L.P., Century Communications Corp. and Harron Communications Corp. (collectively, the "Pending Acquisitions"). As of the time of filing of this Transition Report on Form 10-K, all of these transactions were pending and therefore, are not reflected in the results of operations of the Company for the nine months ended December 31, 1998. After the completion of the nine months ended December 31, 1998, the Company filed unaudited financial information, audited financial statements and unaudited pro forma financial information related to the Pending Acquisitions on a Form 8-K for the event dated April 19, 1999. In addition, during the period January 13, 1999 through April 30, 1999, the Company entered into several financing transactions, the proceeds of which will or may be used to fund one or more of the Pending Acquisitions or for other general corporate purposes. See Note 13 to Adelphia's Consolidated Financial Statements for additional information regarding the Pending Acquisitions and financing transactions referred to above.

    Results of Operations

General

      On March 30, 1999, the Board of Directors of Adelphia changed its fiscal year from March 31 to December 31. The decision was made to conform to general industry practice and for administrative purposes. The change became effective for the nine months ended December 31, 1998. Management's discussion and analysis of financial condition and results of operations compares the nine months ended December 31, 1997 and 1998 and the years ended March 31, 1997 and 1998.

      Adelphia earned substantially all of its revenues in each of the years ended March 31, 1997 and 1998 and the nine months ended December 31, 1998 from monthly subscriber fees for basic, satellite, premium and ancillary services (such as installations and equipment rentals), local and national advertising sales, pay-per-view programming, high speed data services and CLEC telecommunications services.

      The changes in Adelphia's results of operations for the year ended March 31, 1998 and the nine months ended December 31, 1998, compared to the respective prior periods, were primarily the result of acquisitions, expanding existing cable television operations and the impact of increased advertising sales and other service offerings as well as increases in cable rates, effective October 1, 1997 and August 1, 1998.

      The high level of depreciation and amortization associated with the significant number of acquisitions in recent years, the continued upgrade and expansion of systems, interest costs associated with financing activities and Hyperion's continued investment in the CLEC business will continue to have a negative impact on the reported results of operations. Also, significant charges for depreciation, amortization and interest are expected to be incurred in the future by Olympus, which will also adversely impact Adelphia's future results of operations. Adelphia expects to report net losses for the next several years.

      Hyperion, together with its subsidiaries, owns certain investments in CLEC joint ventures and manages those ventures. Hyperion is an unrestricted subsidiary for purposes of the Company's indentures.

      The information below for the years ended March 31, 1997 and 1998 and the nine months ended December 31, 1998 is derived from Adelphia's consolidated financial statements that are included in this Transition Report on Form 10-K. Information for the nine months ended December 31, 1997 is derived from unaudited condensed consolidated financial statements of the Company not included herein; however, in the opinion of management, such data reflect all adjustments (consisting only of normal and recurring adjustments) necessary to fairly present the data for such interim periods. This table sets forth the percentage relationship to revenues of the components of operating income contained in such financial statements for the periods indicated.


                                                     Percentage of Revenues
                                                 Year Ended      Nine Months Ended
                                                  March 31           December 31,
                                           -------------------  ------------------
                                               1997      1998      1997      1998
                                           ---------  --------  --------  --------

Revenues                                      100.0%    100.0%    100.0%    100.0%

Operating Expenses:
     Direct operating and programming          31.5%     31.7%     31.3%     33.1%
     Selling, general and administrative       17.3%     18.1%     18.0%     21.1%
     Depreciation and amortization             26.2%     27.4%     26.8%     27.8%
                                           --------  --------  --------  --------
Operating Income                               25.0%     22.8%     23.9%     18.0%
                                           ========  ========  ========  ========



      Comparison of the Nine Months Ended December 31, 1997 and 1998

      Revenues. The primary revenue sources reflected as a percentage of total revenues were as follows:


                                                          Nine Months Ended
                                                             December 31,
                                                      -------------------------
                                                          1997          1998
                                                      -----------   -----------
      Regulated service and equipment                      76%            73%
      Premium programming                                  12%            10%
      Advertising sales and other services                 10%            10%
      Competitive local exchange carrier services           2%             7%



      Revenues increased approximately 30.1% for the nine month period ended December 31, 1998 compared with the same period of the prior year. The increase is attributable to the following:


                                                        Nine Months
                                                          Ended
                                                       December 31,
                                                           1998
                                                      --------------
      Acquisitions                                          58%
      Basic subscriber growth                                4%
      Rate increases                                        21%
      Premium programming                                   (5%)
      Competitive local exchange carrier services           14%
      Advertising sales and other services                   8%



      Effective August 1, 1998, certain rate increases related to regulated cable services were implemented in substantially all of the Company's systems. Advertising revenues and revenues derived from other strategic service offerings such as paging, high-speed data services, long distance and CLEC services also had a positive impact on revenues for the nine months ended December 31, 1998. The Company expects to implement rate increases related to certain regulated cable services in substantially all of the Company's systems during 1999.

      Direct Operating and Programming Expenses. Direct operating and programming expenses, which are mainly basic and premium programming costs and technical expenses, increased 37.8% for the nine month period ended December 31, 1998 compared with the same period of the prior year. Hyperion expenses increased due to expansion of operations at its network control center, as well as an increase in the number and size of its networks, which resulted in increased employee related costs and equipment maintenance costs. The consolidation of the Buffalo, Syracuse, New Jersey, Louisville, Lexington and Harrisburg networks also increased Hyperion's costs related to operations. The increases in Adelphia excluding Hyperion were primarily due to increased operating expenses from acquired systems, increased programming costs, incremental costs associated with increased subscribers and new services.

      Selling, General and Administrative Expenses. These expenses, which are mainly comprised of costs related to system offices, customer service representatives and sales and administrative employees, increased 53.0% for the nine month period ended December 31, 1998 compared with the same period of the prior year. Hyperion expenses increased due to increased expenses associated with the network expansion plan, an increase in the sales force in the existing networks and an increase in corporate overhead costs to accommodate the growth in the number, size and operations of operating companies managed and monitored by Hyperion, as well as the consolidation of the networks mentioned in direct operating and programming expenses. The increases in Adelphia excluding Hyperion were primarily due to incremental costs associated with acquisitions, subscriber growth and new services.

      Depreciation and Amortization. Depreciation and amortization, excluding Hyperion, increased 17.0% for the nine month period ended December 31, 1998, compared with the same period of the prior year primarily due to increased depreciation and amortization related to acquisitions, as well as increased capital expenditures made during the past several years. Depreciation and amortization for Hyperion increased 279.6% for the nine month period ended December 31, 1998, compared with the same period of the prior year. These increases were primarily a result of increased depreciation resulting from the higher depreciable asset bases of the Hyperion network operations control center, its wholly owned networks and the consolidation of several of its networks and increased amortization of deferred financing costs.

      Priority Investment Income. Priority investment income is comprised of payments received from Olympus of accrued priority return on the Company's investment in 16.5% preferred limited partner ("PLP") interests in Olympus.

      Interest Expense - net. Interest expense - net, excluding Hyperion, increased 7.7% for the nine month period ended December 31, 1998, compared with the same period of the prior year. Interest expense - net, including Hyperion, increased 2.3% for the nine month period ended December 31, 1998, as compared with the same period of the prior year. Interest expense increased primarily due to incremental debt related to acquisitions and other new debt issuances. These increases were partially offset by Hyperion's interest income on cash balances. Interest expense includes noncash accretion of original issue discount on the Hyperion 13% Senior Discount Notes and other noncash interest expense totaling $23,663 for the nine month period ended December 31, 1998 compared with $29,981 the same period of the prior year.

      Equity in Loss of Joint Ventures. The equity in loss of joint ventures represents primarily (i) the Company's pro-rata share of Olympus' losses and the accretion requirements of Olympus' PLP interests, and (ii) Hyperion's pro-rata share of its less than majority owned partnerships' operating losses.

      Hyperion Preferred Stock Dividend. During the nine months ended December 31, 1998, Hyperion incurred $21,536 of expense relating to its 12 7/8% Senior Exchangeable Redeemable Preferred Stock, which was issued in October 1997.

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

      Income Tax Benefit. Income tax benefit for the nine months ended December 31, 1998 is primarily due to the impact of a change in tax law which extends the number of years the Company can utilize its net operating loss carryforward generated in the current fiscal year.

Comparison of the Years Ended March 31, 1997 and 1998

    Revenues. The primary revenue sources reflected as a percentage of total revenues were as follows:


                                                      Year Ended March 31,
                                                     -----------------------
                                                         1997       1998
                                                     ----------- -----------
      Regulated service and equipment fees                76%        76%
      Premium programming fees                            13%        11%
      Advertising sales and other services                10%        10%
      Competitive local exchange carrier services          1%         3%


      Revenues increased approximately 11.8% for the year ended March 31, 1998 compared with the prior fiscal year.

      The increase is attributable to the following:


                                                      Year Ended
                                                       March 31,
                                                         1998
                                                     -------------
      Acquisitions                                        37%
      Basic subscriber growth                              9%
      Rate increases                                      48%
      Premium programming                                 (7%)
      Competitive local exchange carrier services          6%
      Advertising sales and other services                 7%


      Effective October 1, 1997, certain rate increases related to regulated cable services were implemented in substantially all of the Company's Systems. Advertising revenues and revenues derived from other strategic service offerings such as paging, high speed data services, long distance and CLEC services also had a positive impact on revenues for the year ended March 31, 1998.

      Direct Operating and Programming Expenses. Direct operating and programming expenses, which are mainly basic and premium programming costs and technical expenses, increased 12.3% for the year ended March 31, 1998, compared with the prior year. The increase was primarily due to increased operating expenses from acquired systems, increased programming costs and incremental costs associated with increased subscribers. Additionally, Hyperion expenses increased due to expansion of operations at its network control center, as well as an increase in the number and size of its networks, which resulted in increased employee related costs and equipment maintenance costs.

      Selling, General and Administrative Expenses. These expenses, which are mainly comprised of costs related to system offices, customer service representatives, and sales and administrative employees, increased 17.1% for the year ended March 31, 1998, compared with the prior year. The increase was primarily due to incremental costs associated with acquisitions, subscriber growth and Hyperion overhead and network operating and control center cost increases to accommodate the growth in the number of operating companies managed and monitored.

      Depreciation and Amortization. Depreciation and amortization was higher for the year ended March 31, 1998, compared with the prior year. The increase was primarily due to increased depreciation and amortization related to acquisitions consummated during the years ended March 31, 1997 and 1998, as well as increased capital expenditures made during the past several years.

      Priority Investment Income from Olympus. Priority investment income is comprised of payments received from Olympus of accrued priority return on the Company's investment in 16.5% PLP interests in Olympus.

      Interest Expense - net. Interest expense - net increased approximately 6.4% for the year ended March 31, 1998. For the year ended March 31, 1998, interest expense -net increased primarily due to incremental debt related to acquisitions and the issuance of the Hyperion 12 1/4% Senior Secured Notes. These increases were partially offset by (i) the utilization of the proceeds from the convertible preferred stock and the redeemable preferred stock offerings to repay outstanding debt, (ii) the refinancing of outstanding borrowings and (iii) interest income on cash balances. Interest expense includes non-cash accretion of original issue discount and non-cash interest expense totaling $37,430 for the year ended March 31, 1998. The decrease in non-cash interest for the year ended March 31, 1998 as compared to the prior year was primarily due to Adelphia's cash payment of interest on its 9 1/2% Senior Pay-In-Kind notes for the six month period ended February 15, 1998. This decrease was partially offset by the accretion of original issue discount related to the Hyperion 13% Senior Discount Notes.

      Equity in Loss of Joint Ventures. The equity in loss of joint ventures represents primarily (i) the Company's pro rata share of Olympus' losses and the accretion requirements of Olympus' preferred limited partner interests and (ii) Hyperion's pro rata share of its less than majority owned partnerships' operating losses.

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

Liquidity and Capital Resources

      The cable television and other telecommunications businesses are capital intensive and typically require continual financing for the construction, modernization, maintenance, expansion and acquisition of cable and other telecommunications systems. During the years ended March 31, 1997 and 1998 and the nine months ended December 31, 1998, the Company committed substantial capital resources for these purposes and for investments in Olympus and other affiliates and entities. These expenditures were funded through long-term borrowings and internally generated funds. The Company's ability to generate cash to meet its future needs will depend generally on its results of operations and the continued availability of external financing.

      For information regarding significant events and financings subsequent to December 31, 1998, including the Pending Acquisitions and the related use of capital resources to consummate them, see "Introduction" above and Note 13 to Adelphia's Consolidated Financial Statements.

      Comparison of the Nine Months Ended December 31, 1997 and 1998

      For the nine months ended December 31, 1997 and 1998, cash provided by operating activities totaled $62,038 and $138,360, respectively; cash used for investing activities totaled $423,965 and $1,015,690, respectively and cash provided by financing activities totaled $681,791 and $999,079, respectively. The Company's aggregate outstanding borrowings as of December 31, 1998 were $3,527,452. The Company also had total redeemable preferred stock of $376,865 outstanding as of December 31, 1998.

      Capital Expenditures. Capital expenditures for Adelphia, excluding Hyperion for the nine months ended December 31, 1997 and 1998 were $82,726 and $109,045, respectively. Capital expenditures including Hyperion for the nine months ended December 31, 1997 and 1998 were $117,560 and $255,797, respectively. The increase in capital expenditures for the nine month period ended December 31, 1998, compared to the nine month period ended December 31, 1997, was primarily due to the upgrade of plant in markets in which Hyperion purchased its local partners' interests, payments for indefeasible right of use agreements for fiber optic networks and the commencement of switching services. The Company expects that capital expenditures for the year ending December 31, 1999 will be in a range of approximately $172,000 to $192,500 for Adelphia, excluding Hyperion and Pending Acquisitions. The Company expects Hyperion to continue to have significant capital expenditure and investment requirements, and estimates it will require approximately $400,000 to fund capital expenditures, working capital requirements, operating losses and investments in its existing and its planned new networks through September 2000.

      Comparison of the Years Ended March 31, 1997 and 1998

      For the years ended March 31, 1997 and 1998, cash provided by operating activities totaled $43,001 and $66,270, respectively; cash used for investing activities totaled $322,047 and $563,520, respectively and cash provided by financing activities totaled $329,776 and $712,606, respectively. The Company's aggregate outstanding borrowings as of March 31, 1998 were $2,909,745. The Company also had total redeemable preferred stock of $355,266 outstanding as of March 31, 1998.

      Capital Expenditures. Capital expenditures for Adelphia, excluding Hyperion for the years ended March 31, 1997 and 1998 were $93,482 and $114,957, respectively. Capital expenditures including Hyperion for the years ended March 31, 1997 and 1998 were $129,609 and $183,586, respectively. The increase in capital expenditures for the year ended March 31, 1998, compared to the year ended March 31, 1997, was primarily due to the acceleration of the rebuilding of plant using fiber-to-feeder technology and Hyperion's introduction of switching services.

Financing Activities

      The Company's financing strategy has been to maintain its public long-term debt at the parent holding company level while the Company's consolidated subsidiaries have their own senior and subordinated credit arrangements with banks and insurance companies, or for Hyperion, its own public debt and equity. The Company's ability to generate cash adequate to meet its future needs will depend generally on its results of operations and the continued availability of external financing. During the years ended March 31, 1997 and 1998 and the nine months ended December 31, 1998, the Company generally funded its working capital requirements, capital expenditures, and investments in Olympus, CLEC joint ventures and other affiliates and entities through long-term borrowings primarily from banks, short-term borrowings, internally generated funds and the issuance of public debt or equity. The Company generally has funded the principal and interest obligations on its long-term borrowings from banks and insurance companies by refinancing the principal with new loans or through the issuance of parent and subsidiary company debt securities, and by paying the interest out of internally generated funds. Adelphia has generally funded the interest obligations on its public borrowings from internally generated funds.

      Most of Adelphia's directly-owned subsidiaries have their own senior credit agreements with banks and/or insurance companies. Typically, borrowings under these agreements are collateralized by the stock and, in some cases, by the assets of the borrowing subsidiary and its subsidiaries and, in some cases, are guaranteed by such subsidiary's subsidiaries. At December 31, 1998, an aggregate of $1,200,970 in borrowings was outstanding under these agreements. These agreements contain certain provisions which, among other things, provide for limitations on borrowings of and investments by the borrowing subsidiaries, transactions between the borrowing subsidiaries and Adelphia and its other subsidiaries and affiliates, and the payment of dividends and fees by the borrowing subsidiaries. Several of these agreements also contain certain cross-default provisions relating to Adelphia or other subsidiaries. These agreements also require the maintenance of certain financial ratios by the borrowing subsidiaries. See Note 3 to the Adelphia Communications Corporation consolidated financial statements. Management believes the Company is in compliance with the financial covenants and related financial ratio requirements contained in its various credit agreements.

      At December 31, 1998, Adelphia's subsidiaries had an aggregate of $360,000 in unused credit lines with banks, part of which is subject to achieving certain levels of operating performance. In addition, the Company had an aggregate $398,644 in cash and cash equivalents at December 31, 1998 which combined with the Company's unused credit lines with banks aggregated to $758,644. Based upon the results of operations of subsidiaries for the quarter ended December 31, 1998, approximately $731,500 of available assets could have been transferred to Adelphia at December 31, 1998, under the most restrictive covenants of the subsidiaries' credit agreements. The subsidiaries also have the ability to sell, dividend or distribute certain assets to other subsidiaries or Adelphia, which would have the net effect of increasing availability. At December 31, 1998, the

Company's unused credit lines were provided by reducing revolving credit facilities whose revolver periods expire through December 31, 2007. The Company's scheduled maturities of debt are currently $101,402 for the year ending December 31, 1999.

      At December 31, 1998, the Company's total outstanding debt aggregated $3,527,452, which included $1,810,212 of parent debt and $1,717,240 of subsidiary debt. Bank debt interest rates are based upon one or more of the following rates at the option of Adelphia: prime rate plus 0% to 1.5%; certificate of deposit rate plus 1.25% to 2.75%; or LIBOR plus 1% to 2.5%. The Company's weighted average interest rate on notes payable to banks and institutions was approximately 8.11% at March 31, 1998, compared to 7.89% at December 31, 1998. At December 31, 1998, approximately 36% of subsidiary debt was subject to fixed interest rates for at least one year under the terms of such debt or applicable interest rate swap agreements. Approximately 65% of the Company's total indebtedness was at fixed interest rates as of December 31, 1998.

      Adelphia has entered into interest rate swap agreements and interest rate cap agreements with banks and affiliates to reduce the impact of changes in interest rates on its debt. Adelphia enters into pay-fixed agreements to effectively convert a portion of its variable-rate debt to fixed-rate debt. Adelphia enters into receive-fixed agreements to effectively convert a portion of its fixed-rate debt to variable-rate debt which is indexed to LIBOR. Interest rate cap agreements are used to reduce the impact of increases in interest rates on variable rate debt. Adelphia is exposed to credit loss in the event of nonperformance by the banks and the affiliates. The Company does not expect any such nonperformance. At December 31, 1998, Adelphia would have had to pay approximately $27,227 to settle its interest rate swap and cap agreements, representing the excess of carrying cost over fair market value of these agreements.

Financing Transactions

    Adelphia, Excluding Hyperion

      During the year ended March 31, 1998, Adelphia issued $625,000 of Senior Notes and $150,000 aggregate liquidation preference, 13% Cumulative Exchangeable Preferred Stock (the "Exchangeable Preferred Stock"), which is mandatorily redeemable in 2009.

      During the year ended March 31, 1998, Adelphia also issued 100,000 shares of perpetual Series C Convertible Preferred Stock (the "Convertible Preferred Stock") with a par value of $.01 per share and an aggregate liquidation preference of $100,000 in a private placement of which $80,000 was sold to a Rigas family affiliate and the remainder was sold to Telesat Cablevision, Inc., a wholly owned subsidiary of FPL Group, Inc., a New York Stock Exchange company and a 50% partner in Olympus. The Convertible Preferred Stock accrues dividends at the rate of 8 1/8% of the liquidation preference per annum, and is convertible at $8.48 per share into an aggregate of 11,792,450 shares of Class A Common Stock of Adelphia. The Convertible Preferred Stock is redeemable at the option of Adelphia after three years from the date of issuance at a premium declining to the liquidation preference in 2002.

      Proceeds from the sale of the Exchangeable Preferred Stock, the Senior Notes and the Convertible Preferred Stock were used to repay subsidiaries' senior notes and revolving credit facility borrowings.

      On October 31, 1997, Adelphia redeemed $202,000 aggregate principal amount of 12 1/2% Senior Notes due 2002 at 106% of principal.

      During the nine months ended December 31, 1998, Adelphia issued $300,000 of Senior Notes.

      Also, during the nine months ended December 31, 1998, Adelphia issued 8,190,315 shares of Class A common stock to the public and to the Rigas family (principal shareholders and officers of Adelphia). Of this total, 4,100,000 shares were sold to the public at a price of $32.00 per share, with an underwriting discount of $1.44 per share. The remaining 4,090,315 shares were sold to entities controlled by the Rigas family at the public offering price less the underwriting discount. In a related transaction on September 14, 1998, the Company issued and sold 615,000 shares of Class A common stock at the offering price of $32.00, with an underwriting discount of $1.44 per share, pursuant to the underwriters' over-allotment option.

      Proceeds from the sale of the Senior Notes and the Class A common stock were used to repay subsidiaries' senior notes and revolving credit facility borrowings.

      On May 15, 1998, Adelphia redeemed the remaining $69,838 of the 12 1/2% Senior Notes due 2002 at 103% of principal.

      During the nine months ended December 31, 1998, Adelphia redeemed $137,200 aggregate principal amount of subsidiary notes to banks and institutions. As a result of these transactions, Adelphia recognized an extraordinary loss on early retirement of debt of $1,970.

      During the nine months ended December 31, 1998, the Western New York Partnership closed on a $700,000, 8 1/2 year credit facility. The credit facility consists of a $350,000 reducing revolving credit portion and a $350,000 term loan portion. Proceeds from initial borrowings were used to repay existing indebtedness.

    Hyperion

      During the year ended March 31, 1998, Hyperion issued $250,000 aggregate principal amount of 12 1/4% Senior Secured Notes due 2004 and $200,000 aggregate liquidation preference 12 7/8% Senior Exchangeable Redeemable Preferred Stock due 2007. Net proceeds from these transactions have been used primarily used to fund capital expenditures, working capital, potential increases in ownership interests in existing networks and for general corporate purposes.

      During the nine months ended December 31, 1998, Hyperion successfully completed an IPO of Hyperion Stock. As part of the offering, Adelphia purchased an incremental 3,324,001 shares of Hyperion Stock for $49,900 and converted indebtedness owed to the Company by Hyperion into 3,642,666 shares of Hyperion Stock. In addition, Adelphia purchased warrants issued by Hyperion to MCI Metro Access Transmission Services, Inc., and purchased shares of Hyperion Class B common stock from certain executive officers of Hyperion for a total purchase price of approximately $12,580 and $3,000, respectively. Adelphia owns approximately 66% of the Hyperion common stock on a fully diluted basis and 86% of the total voting power. Additional net proceeds of $191,411 to Hyperion were received as a result of the sale of 12,500,000 shares of Hyperion Stock to the public. In a related transaction on June 5, 1998, Hyperion issued and sold 350,000 shares of its Class A common stock at the $16.00 IPO price pursuant to the underwriters' over allotment option in the IPO. As a result of the IPO, Adelphia's additional paid-in capital increased approximately $147,000 and minority interests increased approximately $45,000. Net proceeds from this transaction have been used primarily to fund capital expenditures, working capital, increases in ownership interests in existing networks and for general corporate purposes.

      For additional information regarding Adelphia's and Hyperion's financing transactions, see Notes 3, 4, 6 and 13 to Adelphia's Consolidated Financial Statements.

Acquisitions

    Adelphia, excluding Hyperion

      For the nine months ended December 31, 1998, Adelphia acquired (i) cable systems serving approximately 11,250 subscribers in southern New York for an aggregate price of $11,500, (ii) cable systems serving approximately 2,000 subscribers in western Pennsylvania for an aggregate price of $1,900, and (iii) cable systems serving approximately 62,000 subscribers in Connecticut and Vermont for an aggregate price of $150,126. These acquisitions further contributed to Adelphia's existing clusters. See Note 1 to Adelphia's Consolidated Financial Statements for a further discussion of acquisitions.

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

      On July 31, 1998, Adelphia consummated its transaction with AT&T to form a joint venture limited partnership in the Western New York region (the "Western New York Partnership"). Pursuant to this agreement, Adelphia contributed its Western New York and Lorain, Ohio systems totaling approximately 298,000 subscribers and certain programming assets and $440,000 in debt. Subsidiaries of AT&T contributed their cable systems in Buffalo, New York; Erie, Pennsylvania; and Ashtabula and Lake County, Ohio, totaling approximately 171,000 subscribers and $228,000 in debt. Adelphia and AT&T hold a 66.7% and 33.3% interest, respectively, in the partnership. Adelphia manages the partnership and consolidates the partnership's results of operations for financial reporting purposes beginning on the acquisition date.

      On September 30, 1998, Adelphia merged a subsidiary of the Company with the subsidiary of AT&T that held an interest in Syracuse Hilton Head Holdings, L.P. ("SHHH, L.P."), an Adelphia managed partnership controlled by the Rigas Family. Pursuant to the merger agreement, AT&T received 2,250,000 newly issued shares of the Company's Class A Common Stock, $.01 par value. Simultaneously, SHHH, L.P. distributed certain SHHH, L.P. cable systems, which serve approximately 34,100 subscribers, in Virginia and North Carolina (the "Virginia and North Carolina Systems") to Adelphia, in exchange for the interest acquired by Adelphia from AT&T as described above, Adelphia's Preferred equity investment in Managed Partnership and certain affiliate receivables owed to Adelphia. The Virginia and North Carolina Systems were distributed to Adelphia without indebtedness.

      For information regarding acquisitions subsequent to December 31, 1998, including the Pending Acquisitions and the related use of capital resources to consummate them, see "Introduction" above and Note 13 to Adelphia's Consolidated Financial Statements.

Resources

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

      For information regarding significant events and financings subsequent to December 31, 1998, including the Pending Acquisitions and related use of capital resources to consummate them, see "Introduction" above and Note 13 to Adelphia's Consolidated Financial Statements.

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

Affiliates

      Olympus. The Company serves as the managing general partner of Olympus and, as of December 31, 1998, held $5 of voting general partnership interests representing, in the aggregate, 50% of the voting interests of Olympus. The Company also held, as of December 31, 1998, approximately $366,861 aggregate principal amount of nonvoting PLP interests in Olympus, which entitle the Company to a 16.5% per annum priority return. The remaining equity in Olympus consists of voting and non-voting partnership interests held by FPL Group.

      On January 29, 1999, Adelphia purchased from Telesat shares of Adelphia's stock owned by Telesat for a price of $149,213. In the transaction, Adelphia purchased 1,091,524 shares of Class A common stock and 20,000 shares of Series C

Cumulative convertible preferred stock which are convertible into an additional 2,358,490 shares of Class A common stock. These shares represent 3,450,014 shares of common stock on a fully converted basis. Adelphia and Telesat also agreed to a redemption of Telesat's interests in Olympus by July 11, 1999 for approximately $108,000. The redemption is subject to applicable third party approvals.

      During the year ended March 31, 1997, the Company received net distributions and advances from Olympus totaling $9,012. During the year ended March 31, 1998 and the nine months ended December 31, 1998, the Company made net investments in and advances to Olympus totaling $11,466 and $222,610, respectively. The increase in the investments and advances to Olympus for the nine months ended December 31, 1998 is due primarily to acquisitions. During the years ended March 31, 1997 and 1998 and the nine months ended December 31, 1998, the Company received priority investment income from Olympus of $42,086 , $47,765 and $36,000, respectively.

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

      During the years ended March 31, 1997 and 1998 and the nine months ended December 31, 1998, Olympus acquired several cable and security systems, adding approximately 128,000 subscribers for approximately $269,900. Olympus also completed a financing arrangement for $200,000 in November 1996. For additional information regarding Olympus acquisitions and financings, see Notes 1 and 3 to Olympus' Consolidated Financial Statements.

      The Selected Financial Data and Management's Discussion and Analysis of Financial Condition and Results of Operations for Olympus for each of the three years in the period ended December 31, 1998, which appear in Items 6 and 7 of the Annual Report on Form 10-K of Olympus Communications, L.P. and Olympus Capital Corporation for the year ended December 31, 1998, are incorporated herein by reference.

      Managed Partnerships. On September 29, 1993, the Board of Directors of the Company authorized the Company to make loans in the future to the Managed Partnerships up to an amount of $50,000. During the year ended March 31, 1998, the Company made advances in the net amount of $21,458 to these and other related parties, primarily for capital expenditures and working capital purposes. During the year ended March 31, 1997 and the nine months ended December 31, 1998, the Managed Partnerships and other related parties repaid advances in the net amounts of $34,250 and $8,150, respectively.

Recent Accounting Pronouncements

      Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," has been issued and is effective for fiscal quarters of fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management of Adelphia has not completed its evaluation of the impact of SFAS No. 133 on Adelphia's consolidated financial statements. Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activites", has been issued and is effective for fiscal years beginning after December 15, 1998. SOP 98-5 provides guidance on the financial reporting of start up costs and organization costs. It requires such costs to be expensed as incurred. Management of Adelphia believes that SOP 98-5 will not have a material impact on Adelphia's consolidated financial statements.

Inflation

      In the two fiscal years in the period ended March 31, 1998 and the nine months ended December 31, 1998, inflation did not have a significant effect on the Company. Periods of high inflation could have an adverse effect to the extent that increased borrowing costs for floating-rate debt may not be offset by increases in subscriber rates. At December 31, 1998, after giving effect to interest rate hedging agreements, approximately $772,350 of the Company's total debt was subject to floating interest rates.

Regulatory and Competitive Matters

      The cable television operations of the Company may be adversely affected by changes and developments in governmental regulation, competitive forces and technology. The cable television industry and the Company are subject to extensive regulation at the federal, state and local levels. The 1992 Cable Act significantly expanded the scope of regulation of certain subscriber rates and a number of other matters in the cable industry, such as mandatory carriage of local broadcast stations and retransmission consent, and increased the administrative costs of complying with such regulations. The FCC has adopted rate regulations that establish, on a system-by-system basis, maximum allowable rates for (i) basic and cable programming services (other than programming offered on a per-channel or per-program basis), based upon a benchmark methodology, and (ii) associated equipment and installation services based upon cost plus a reasonable profit. Under the FCC rules, franchising authorities are authorized to regulate rates for basic services and associated equipment and installation services, and the FCC will regulate rates for regulated cable programming services in response to complaints filed with the agency. The 1996 Act ended FCC regulation of cable programming service tier rates on March 31, 1999.

      Rates for basic services are set pursuant to a benchmark formula. Alternatively, a cable operator may elect to use a cost-of-service methodology to show that rates for basic services are reasonable. Refunds with interest will be required to be paid by cable operators who are required to reduce regulated rates. The FCC has reserved the right to reduce or increase the benchmarks it has established. The rate regulations also limit increases in regulated rates to an inflation indexed amount plus increases in certain costs such as taxes, franchise fees, costs associated with specific franchise requirements and increased programming costs. Cost-based adjustments to these capped rates can also be made in the event a cable operator adds or deletes channels or completes a significant system rebuild or upgrade. Because of the limitation on rate increases for regulated services, future revenue growth from cable services will rely to a much greater extent than has been true in the past on increased revenues from unregulated services and new subscribers than from increases in previously unregulated rates.

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

      The Company has developed a program to assess and address the year 2000 issue. This program consists of the following phases:

  -    inventorying and assessing the impact on affected technology and systems;
  -    developing solutions for affected technology and systems;
  -    modifying or replacing affected technology and systems;
  -    testing and verifying solutions;
  -    implementing solutions; and - developing contingency plans.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK (Dollars in Thousands)

      The Company uses fixed and variable rate debt to fund its working capital requirements, capital expenditures and acquisitions. These debt arrangements expose the Company to market risk related to changes in interest rates. The Company enters into pay-fixed agreements to effectively convert a portion of its variable-rate debt to fixed-rate debt to reduce the risk of incurring higher interest costs due to rising interest rates. As of December 31, 1998, the Company had interest rate swap agreements covering notional principal of $650,000 that expire through 2008 and that fix the interest rate at an average of 6.55%. The Company also enters into receive-fixed agreements to effectively convert a portion of its fixed-rate debt to a variable-rate debt which is indexed to LIBOR to reduce the risk of incurring higher interest costs in periods of falling interest rates. As of December 31, 1998, the Company had interest rate swap agreements covering notional principal of $45,000 that expire through 2003 and that have a variable rate at an average of 5.32%. The Company enters into interest rate caps to reduce the risk of incurring higher interest costs due to rising interest rates. As of December 31, 1998, the Company had interest rate cap agreements covering a notional amount of $140,000, which expire in 1999 and cap rates at an average rate of 7.82%. The Company does not enter into any interest rate swap or cap agreements for trading purposes. The Company is exposed to credit loss in the event of non-performance by the banks. No such non-performance is expected. The table below summarizes the fair values and contract terms of the Company's financial instruments subject to interest rate risk as of December 31, 1998.



                                               Expected Maturity
                            --------------------------------------------------------                            Fair
                                 1999       2000       2001        2002       2003     Thereafter    Total      Value
                            ---------------------------------------------------------------------------------------------
Debt and Redeemable
   Preferred Stock:

Fixed Rate                   $  12,375  $ 112,375  $   3,000   $ 325,000  $ 453,000  $ 1,870,021  $2,775,771  $ 2,807,970
   Average Interest Rate        10.63%     10.64%     10.65%      10.69%     10.71%       10.74%         --           --


Variable Rate                   88,262    122,002    184,834     212,412    235,577      375,619   1,218,706    1,218,706
   Average Interest Rate         6.43%      6.46%      6.74%       6.94%      7.27%        7.11%         --           --

Interest Rate Swaps
   and Caps:

Variable to Fixed            $ 175,000  $     --   $     --    $     --   $     --   $   475,000  $  650,000  $  (28,316)
Average Pay Rate                 6.55%        --         --          --         --         6.55%         --          --
Average Receive Rate             5.33%        --         --          --         --         5.61%         --          --

Fixed to Variable                   --        --         --          --      45,000           --      45,000       1,112
Average Pay Rate                    --        --         --          --       5.32%           --         --          --
Average Receive Rate                --        --         --          --       5.46%           --         --          --

Interest Rate Caps             140,000        --         --          --         --            --     140,000         (23)
Average Cap Rate                 7.82%        --         --          --         --            --         --          --






      Interest rates on variable debt are estimated by us using the average implied forward London Interbank Offer Rate ("LIBOR") rates for the year of maturity based on the yield curve in effect at December 31, 1998, plus the borrowing margin in effect at December 31, 1998. Average receive rates on the variable to fixed swaps are estimated by us using the average implied forward LIBOR rates for the year of maturity based on the yield curve in effect at December 31, 1998.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The consolidated financial statements of Adelphia and related notes thereto and independent auditors' report follow.

      The consolidated financial statements of Olympus and related notes thereto and independent auditors' report dated March 19, 1999, appearing in Item 8 of the Annual Report on Form 10-K of Olympus Communications, L.P. and Olympus Capital Corporation for the year ended December 31, 1998, are incorporated by reference in this Transition Report on Form 10-K.



                            INDEX TO FINANCIAL STATEMENTS OF ADELPHIA COMMUNICATIONS CORPORATION
                                                      AND SUBSIDIARIES



Independent Auditors' Report.............................................................................. 47
Consolidated Balance Sheets, March 31, 1998 and December 31, 1998......................................... 48
Consolidated Statements of Operations, Years Ended March 31, 1997 and 1998 and Nine
   Months Ended December 31, 1998......................................................................... 49
Consolidated Statements of Convertible Preferred Stock, Common Stock and Other Stockholders' Equity
   (Deficiency), Years Ended March 31, 1997 and 1998 and Nine Months Ended December 31, 1998.............. 50
Consolidated Statements of Cash Flows, Years Ended March 31, 1997 and 1998
   and Nine Months Ended December 31, 1998................................................................ 51
Notes to Consolidated Financial Statements................................................................ 52


                          INDEPENDENT AUDITORS' REPORT

Adelphia Communications Corporation:

     We have audited the accompanying consolidated balance sheets of Adelphia Communications Corporation and subsidiaries as of March 31, 1998 and December 31, 1998, and the related consolidated statements of operations, of convertible preferred stock, common stock and other stockholders' equity (deficiency), and of cash flows for the years ended March 31, 1997 and 1998 and the nine months ended December 31, 1998. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Adelphia Communications Corporation and subsidiaries at March 31, 1998 and December 31, 1998, and the results of their operations and their cash flows for the years ended March 31, 1997 and 1998 and the nine months ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP



Pittsburgh, Pennsylvania
May 17, 1999


                             ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS
                               (Dollars in thousands, except per share amounts)

                                                                                     March 31,    December 31,
                                                                                       1998           1998
                                                                                   -------------- --------------

ASSETS:
Property, plant and equipment--net                                                  $     918,637  $   1,207,655
Intangible assets--net                                                                    695,104      1,029,159
Cash and cash equivalents                                                                 276,895        398,644
U.S. government securities--pledged                                                        70,535         58,054
Investments                                                                               127,827        196,893
Preferred equity investment in Managed Partnership                                         18,338             --
Subscriber receivables--net                                                                30,551         53,911
Prepaid expenses and other assets--net                                                    114,526        114,625
Investment in and amounts due from Olympus                                                     --        191,408
Related party receivables--net                                                             52,258         44,108
                                                                                   -------------- --------------

          Total                                                                     $   2,304,671   $  3,294,457
                                                                                    ============== ==============

LIABILITIES, PREFERRED STOCK, COMMON STOCK AND
OTHER STOCKHOLDERS' EQUITY (DEFICIENCY):
Subsidiary debt                                                                     $   1,329,471   $  1,717,240
Parent debt                                                                             1,580,274      1,810,212
Accounts payable                                                                           65,019         96,985
Subscriber advance payments and deposits                                                   17,129         19,377
Accrued interest and other liabilities                                                     98,087        137,131
Deferred income taxes                                                                     116,351        109,609
                                                                                    --------------   ------------

          Total liabilities                                                             3,206,331      3,890,554
                                                                                   -------------- --------------

Minority interests                                                                         27,737         48,784
                                                                                   -------------- --------------

Cumulative equity in loss in excess of investment in and amounts
   due from Olympus                                                                        31,202             --
                                                                                   -------------- --------------

Hyperion redeemable exchangeable preferred stock                                          207,204        228,674
                                                                                   -------------- --------------

Series A cumulative redeemable exchangeable preferred stock                               148,062        148,191
                                                                                   -------------- --------------

Commitments and contingencies (Note 5)

Convertible preferred stock, common stock and
other stockholders' equity (deficiency):
8 1/8%  Series C convertible preferred stock ($100,000 liquidation preference)                  1              1
Class A common stock, $.01 par value, 200,000,000 shares
   authorized, 20,043,528 and 31,258,843 shares outstanding, respectively                     200            313
Class B common stock, $.01 par value, 25,000,000 shares
   authorized, 10,944,476 and 10,834,476 shares outstanding, respectively                     109            108
Additional paid-in capital                                                                331,263        738,102
Accumulated deficit                                                                    (1,647,438)    (1,760,270)
                                                                                   -------------- --------------
     Convertible preferred stock, common stock and other
        stockholders' equity (deficiency)                                              (1,315,865)    (1,021,746)
                                                                                   -------------- --------------

          Total                                                                     $   2,304,671   $  3,294,457
                                                                                    ==============  ============

                                See notes to consolidated financial statements.


                               ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Dollars in thousands, except per share amounts)

                                                                                                  Nine Months
                                                                                                     Ended
                                                                          Year Ended March 31,    December 31,
                                                                             1997         1998        1998
                                                                        ------------ -----------  -----------
Revenues                                                                $   472,778  $   528,442  $   507,155
                                                                        -----------  -----------  -----------

Operating expenses:
Direct operating and programming                                            148,982      167,288      167,963
Selling, general and administrative                                          81,763       95,731      107,249
Depreciation and amortization                                               124,066      145,041      140,823
                                                                        -----------  -----------  -----------

Total                                                                       354,811      408,060      416,035
                                                                        -----------  -----------  -----------
Operating income                                                            117,967      120,382       91,120
                                                                        -----------  -----------  -----------
Other income (expense):
Priority investment income from Olympus                                      42,086       47,765       36,000
Interest expense - net (see Note 1)                                        (232,325)    (247,107)    (191,593)
Equity in loss of Olympus and other joint ventures                          (51,946)     (66,089)     (48,891)
Equity in loss of Hyperion joint ventures                                    (7,223)     (12,967)      (9,580)
Minority interest in net losses of subsidiaries                                --           --         25,772
Hyperion preferred stock dividends                                             --        (12,682)     (21,536)
Gain on sale of investments                                                  12,151        2,538         --
Other income                                                                   --           --          1,113
                                                                        -----------  -----------  -----------
Total                                                                      (237,257)    (288,542)    (208,715)
                                                                        -----------  -----------  -----------

Loss before income taxes and extraordinary loss                            (119,290)    (168,160)    (117,595)
Income tax benefit                                                              358        5,606        6,802
                                                                        -----------  -----------  -----------
Loss before extraordinary loss                                             (118,932)    (162,554)    (110,793)
Extraordinary loss on early retirement of debt                              (11,710)     (11,325)      (4,337)
                                                                        -----------  -----------  -----------

Net loss                                                                   (130,642)    (173,879)    (115,130)
Dividend requirements applicable to preferred stock                            --        (18,850)     (20,718)
                                                                        -----------  -----------  -----------

Net loss applicable to common stockholders                              $  (130,642) $  (192,729) $  (135,848)
                                                                        ===========  ===========  ===========

Basic and diluted net loss per weighted average share of common
stock before extraordinary loss                                         $     (4.50) $     (6.07) $     (3.63)

Basic and diluted extraordinary loss on early retirement of debt per
weighted average share of common stock                                        (0.44)       (0.38)       (0.12)
                                                                        ===========  ===========  ===========
Basic and diluted net loss per weighted average share of common stock   $     (4.94) $     (6.45) $     (3.75)
                                                                        ===========  ===========  ===========

Weighted average shares of common stock outstanding (in thousands)           26,411       29,875       36,226
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

                                          Series C
                                        Convertible     Class A       Class B       Additional
                                         Preferred      Common        Common         Paid-In      Accumulated
                                           Stock         Stock         Stock         Capital        Deficit         Total
                                        -----------   -----------   -----------    -----------    ------------  -------------

Balance, March 31, 1996                 $      --     $       154   $       109    $   214,415    $(1,342,917)   $(1,128,239)
Issuance of Class A common
stock for cable television assets              --               7          --            4,993           --            5,000
Net loss                                       --            --            --             --         (130,642)      (130,642)
                                        -----------   -----------   -----------    -----------    -----------    -----------

Balance, March 31, 1997                        --             161           109        219,408     (1,473,559)    (1,253,881)
Issuance of Class A common
stock for cable television assets              --              39          --           33,792           --           33,831
Issuance of Series C convertible
preferred stock                                   1          --            --           96,999           --           97,000
Dividend requirements applicable to
exchangeable preferred stock                   --            --            --          (14,246)          --          (14,246)
Dividend requirements applicable
to convertible preferred stock                 --            --            --           (4,604)          --           (4,604)
Other                                          --            --            --              (86)          --              (86)
Net loss                                       --            --            --             --         (173,879)      (173,879)
                                        -----------   -----------   -----------    -----------    -----------    -----------

Balance, March 31, 1998                           1           200           109        331,263     (1,647,438)    (1,315,865)
                                        -----------   -----------   -----------    -----------    -----------    -----------
Hyperion issuance of Class A
common stock                                   --            --            --          146,440           --          146,440
Issuance of Class A common stock
to the public                                  --              88          --          267,838           --          267,926
Dividend requirements applicable to
exchangeable preferred stock                   --            --            --          (14,625)          --          (14,625)
Dividend requirements applicable to
convertible preferred stock                    --            --            --           (6,093)          --           (6,093)
Issuance of Class A common stock
for affiliate cable television assets          --              23          --           77,085           --           77,108
Excess of purchase price over
carrying value of cable television
assets purchased from affiliate                --            --            --          (63,676)          --          (63,676)
Conversion of Class B common
stock into Class A common stock                --               1            (1)          --             --             --
Other                                          --               1          --             (130)         2,298          2,169
Net loss                                       --            --            --             --         (115,130)      (115,130)
                                        -----------   -----------   -----------    -----------    -----------    -----------

Balance, December 31, 1998              $         1   $       313   $       108    $   738,102    $(1,760,270)   $(1,021,746)
                                        ===========   ===========   ===========    ===========    ===========    ===========

                                            See notes to consolidated financial statements.




                                 ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (Dollars in thousands)
                                                                                             Nine Months
                                                                                                Ended
                                                                  Year Ended March 31,       December 31,
                                                                    1997          1998           1998
                                                               ------------   ------------   ------------
Cash flows from operating activities:
Net loss                                                       $  (130,642)   $  (173,879)   $  (115,130)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation and amortization                                      124,066        145,041        140,823
Noncash interest expense                                            41,360         37,430         23,663
Noncash dividends                                                     --           12,682         21,536
Equity in loss of Olympus and other joint ventures                  51,946         66,089         48,891
Equity in loss of Hyperion joint ventures                            7,223         12,967          9,580
Gain on sale of investments                                        (12,151)        (2,538)          --
Minority interest in losses of subsidiaries                           --             --          (25,772)
Extraordinary loss on early retirement of debt                      11,710         11,325          4,337
Decrease in deferred taxes, net of effects of acquisitions            (500)        (6,305)        (6,510)
Changes in operating assets and liabilities,
net of effects of acquisitions:
Subscriber receivables                                                (813)        (4,351)       (19,874)
Prepaid expenses and other assets                                  (27,858)       (23,437)        (6,942)
Accounts payable                                                    (9,784)         4,282         31,029
Subscriber advance payments and deposits                             1,298            658          1,678
Accrued interest and other liabilities                             (12,854)       (13,694)        31,051
                                                               -----------    -----------    -----------

Net cash provided by operating activities                           43,001         66,270        138,360
                                                               -----------    -----------    -----------

Cash flows used for investing activities:
Acquisitions                                                      (143,412)      (146,546)      (403,851)
Expenditures for property, plant and equipment                    (129,609)      (183,586)      (255,797)
Investments in Hyperion joint ventures                             (34,769)       (64,260)       (69,018)
Investments in other joint ventures                                (16,646)       (22,591)       (12,540)
Purchase of minority interest in Hyperion                             --             --          (15,580)
Investment in U.S. government securities--pledged                     --          (83,400)          --
Sale of U.S. government securities - pledged                          --           15,653         15,312
Amounts invested in and advanced to Olympus
and related parties                                                 (9,229)       (91,468)      (274,216)
Proceeds from sale of investments                                   11,618         12,678           --
                                                               -----------    -----------    -----------

Net cash used for investing activities                            (322,047)      (563,520)    (1,015,690)
                                                               -----------    -----------    -----------

Cash flows from financing activities:
Proceeds from debt                                               1,280,649      1,298,137        836,176
Repayments of debt                                                (933,517)      (977,591)      (269,778)
Costs associated with debt financings                              (20,236)       (20,498)        (7,125)
Premium paid on early retirement of debt                            (8,207)       (12,153)        (3,634)
Issuance of Hyperion Class A common stock                             --             --          205,599
Issuance of Class A common stock                                      --             --          275,880
Costs associated with issuances of common stock                       --             --          (22,196)
Proceeds from Hyperion's issuance of warrants                       11,087           --             --
Issuance of redeemable exchangeable preferred stock                   --          147,976           --
Issuance of convertible preferred stock                               --           97,000           --
Issuance of Hyperion redeemable exchangeable preferred stock          --          194,522           --
Preferred stock dividends paid                                        --          (14,787)       (15,843)
                                                               -----------    -----------    -----------

Net cash provided by financing activities                          329,776        712,606        999,079
                                                               -----------    -----------    -----------

Increase in cash and cash equivalents                               50,730        215,356        121,749
Cash and cash equivalents, beginning of period                      10,809         61,539        276,895
                                                               -----------    -----------    -----------

Cash and cash equivalents, end of period                       $    61,539    $   276,895    $   398,644
                                                               ===========    ===========    ===========

Supplemental disclosure of cash flow activity--
Cash payments for interest                                     $   203,939    $   220,888    $   162,113
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

              ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)


1.  The Company and Summary of Significant Accounting Policies:

    The Company and Basis for Consolidation

      Adelphia Communications Corporation and subsidiaries ("Adelphia") owns, operates and manages cable television systems and other related telecommunications businesses. Adelphia's operations consist primarily of selling video programming which is distributed to subscribers for a monthly fee through a network of fiber optic and coaxial cables. These services are offered in the respective franchise areas under the name Adelphia. Hyperion Telecommunications, Inc. and subsidiaries ("Hyperion") is a consolidated subsidiary of Adelphia which owns, operates and manages entities which provide competitive local exchange carrier ("CLEC") telecommunications services under the name Hyperion Communications.

      On March 30, 1999, the Board of Directors of Adelphia changed Adelphia's fiscal year from March 31 to December 31. The decision was made to conform to general industry practice and for administrative purposes. The change became effective for the nine months ended December 31, 1998.

      The consolidated financial statements include the accounts of Adelphia and its more than 50% owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

      During the years ended March 31, 1997 and 1998 and the nine months ended December 31, 1998, Adelphia consummated several acquisitions, each of which was accounted for using the purchase method. Accordingly, the financial results of each acquisition have been included in the consolidated results of Adelphia effective from the date acquired.

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

      On February 10, 1997, Adelphia acquired cable systems from Small Cities Cable Television, L.P. and Small Cities Cable Television, Inc.. These systems served approximately 6,000 subscribers at the acquisition date, primarily located in Vermont and were purchased for an aggregate price of $12,000 in cash and Adelphia Class A common stock.

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

      On December 3, 1997, Adelphia exchanged its interest in Oxford, North Carolina, a system which served approximately 4,400 subscribers, for TWEAN's interest in its DuBois, Pennsylvania system, which served approximately 3,800 subscribers.

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

      On March 6, 1998, Adelphia exercised its option to purchase the remaining 15% of its Northeast Cable, Inc. system. Adelphia issued 341,220 shares of Class A common stock to the sellers in connection with this purchase.

      On April 1, 1998, Adelphia exchanged its interest in Mansfield, Ohio area systems, which served approximately 64,400 subscribers and approximately $11,000 cash for Time Warner Entertainment's interests in systems adjacent to systems owned or managed by Adelphia in Virginia, New England and New York, which served approximately 70,200 subscribers.

      On June 5, 1998, Adelphia acquired cable systems from Cablevision Systems. These systems served approximately 11,250 subscribers at the acquisition date in southern New York and were purchased for an aggregate price of $11,500.

      On July 31, 1998, Adelphia consummated its transaction with AT&T to form a joint venture limited partnership in the Western New York region (the "Western New York Partnership"). Pursuant to this agreement, Adelphia contributed its Western New York and Lorain, Ohio systems totaling approximately 298,000 subscribers and certain programming assets and $440,000 in debt. Subsidiaries of AT&T contributed their cable systems in Buffalo, New York; Erie, Pennsylvania; and Ashtabula and Lake County, Ohio, totaling approximately 171,000 subscribers and $228,000 in debt. Adelphia and AT&T hold a 66.7% and 33.3% interest, respectively, in the partnership. Adelphia manages the partnership.

      On September 1, 1998, a majority owned subsidiary of Adelphia acquired cable systems from Marcus Cable. These systems served approximately 62,000 subscribers at the acquisition date in Connecticut and Virginia and were purchased for an aggregate price of $150,126.

      On September 30, 1998, Adelphia merged one of its subsidiaries with the subsidiary of AT&T that held an interest in Syracuse Hilton Head Holdings, L.P. ("SHHH, L.P."), an Adelphia managed partnership controlled by the Rigas family, principal stockholders of Adelphia. Pursuant to the merger agreement, AT&T received 2,250,000 newly issued shares of Adelphia's Class A common stock. Simultaneously, SHHH, L.P. distributed certain cable systems, which served approximately 34,100 subscribers, in Virginia and North Carolina to Adelphia, in exchange for the interest acquired by Adelphia from AT&T as described above, Adelphia's preferred equity investment in Managed Partnership and certain affiliate receivables owed to Adelphia.

      The following unaudited financial information assumes that the acquisitions that were consummated during the nine months ended December 31, 1998 had occurred on April 1, 1996.


                                                                                  Nine Months
                                                                                     Ended
                                                           Year Ended March 31,   December 31,
                                                              1997        1998        1998
                                                         ------------ ----------  ------------
       Revenue                                           $  597,418   $  652,367   $  554,352
       Loss before extraordinary loss                       132,990      174,216      115,280
       Net loss                                             144,700      185,541      119,617
       Basic and diluted net loss per weighted
          average share of common stock                        5.05         6.36         3.72

    Investment in Olympus Joint Venture Partnership


      The investment in the Olympus Communications, L.P. ("Olympus") joint venture partnership comprises both limited and general partner interests. The general partner interest represents a 50% voting interest in Olympus and is being accounted for using the equity method. Under this method, Adelphia's investment, initially recorded at the historical cost of contributed property, is adjusted for subsequent capital contributions and its share of the losses of the partnership as well as its share of the accretion requirements of the partnership's interests. The limited partner interest represents a preferred interest ("PLP interests") entitled to a 16.5% annual return. At March 31, 1997 and 1998 and December 31, 1998, Adelphia owned $271,546, $325,911 and $366,861 in Olympus PLP Interests, respectively.

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

    Property, Plant and Equipment

      Property, plant and equipment, at cost, are comprised of the following:


                                                                     March 31,   December 31,
                                                                        1998        1998
                                                                    -----------  ------------
                   Operating plant and equipment                    $ 1,290,915  $ 1,531,405
                   Real estate and improvements                          78,435       93,457
                   Support equipment                                     26,961       30,533
                   Construction in progress                             171,853      283,133
                                                                   ------------  ------------
                                                                      1,568,164    1,938,528
                   Accumulated depreciation                            (649,527)    (730,873)
                                                                   ============  ============
                                                                   $    918,637  $ 1,207,655
                                                                   ============  ============



      Depreciation is computed on the straight-line method using estimated useful lives of 5 to 12 years for operating plant and equipment and 3 to 20 years for support equipment and real estate. Additions to property, plant and equipment are recorded at cost which includes amounts for material, applicable labor and overhead, and interest. Depreciation expense amounted to $78,328, $93,688 and $98,699 for the years ended March 31, 1997 and 1998 and the nine months ended December 31, 1998, respectively. Capitalized interest amounted to $1,727, $5,985 and $11,285 for the years ended March 31, 1997 and 1998 and the nine months ended December 31, 1998, respectively.

    Intangible Assets

      Intangible assets, at cost, net of accumulated amortization, are comprised of the following:



                                                                     March 31,   December 31,
                                                                        1998         1998
                                                                    ----------- -------------
                   Purchased franchises                             $   526,333  $    828,410
                   Goodwill                                              89,029       119,012
                   Non-compete agreements                                 8,705         8,922
                   Purchased subscribers lists                           71,037        72,815
                                                                    ===========  ============
                                                                    $   695,104  $  1,029,159
                                                                    ===========  ============


      A portion of the aggregate purchase price of systems acquired has been allocated to purchased franchises, purchased subscriber lists, goodwill and non-compete agreements. Purchased franchises and goodwill are amortized on the straight-line method over 40 years. Purchased subscriber lists are amortized on the straight-line method over periods which range from 5 to 10 years. Non-compete agreements are amortized on the straight-line method over their contractual lives which range from 4 to 12 years. Accumulated amortization of intangible assets amounted to $211,967 and $249,618 at March 31, 1998 and December 31, 1998, respectively.

    Cash and Cash Equivalents

      Adelphia considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Interest income on liquid investments was $5,789, $13,383 and $10,752 for the years ended March 31, 1997 and 1998 and the nine months ended December 31, 1998, respectively. Book overdrafts of $20,528 and $7,855 existed at March 31, 1998 and December 31, 1998, respectively. These book overdrafts were reclassified as accrued interest and other liabilities and accounts payable.

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

      Investments in entities in which Adelphia's ownership is 20% or less are generally accounted for using the cost method. Under the cost method, Adelphia's initial investment is recorded at cost and subsequently adjusted for the excess, if any, of dividends or other distributions received over its share of cumulative earnings. Dividends received in excess of earnings subsequent to the date the investment was made are recorded as reductions of the cost of the investment.

      Adelphia's nonconsolidated investments are as follows:


          Investments accounted for using the equity method:               March 31,   December 31,
          Gross investment:                                                   1998         1998
                                                                       -------------- -------------
             Hyperion investments in joint ventures                    $      69,596  $    138,614
             Benbow PCS Ventures, Inc.                                        15,539        17,170
             Mobile communications                                            15,387        18,249
             Other                                                             1,757         2,308
                                                                       -------------- -------------

                    Total                                                    102,279       176,341
                                                                       -------------- -------------

          Investments accounted for using the cost method:
             Niagara Frontier Hockey, L.P.                                    40,497        44,897
             SuperCable ALK International                                      3,190         3,190
             Programming ventures                                              1,427         1,469
             Mobile communications                                             2,582         2,925
             Other                                                               812           672
                                                                       -------------- ------------

                    Total                                                     48,508        53,153
                                                                       -------------- -------------

          Total investments before cumulative equity in net losses           150,787       229,494
          Cumulative equity in net losses                                    (22,960)      (32,601)
                                                                       -------------- -------------

          Total investments                                            $     127,827  $    196,893
                                                                       ============== =============


      On May 16, 1996, Hyperion sold its interest in one of its joint ventures for $11,618, resulting in a gain of $8,405. On January 23, 1997, Adelphia received 284,425 shares of Republic Industries, Inc. Common Stock ("Republic Stock") in exchange for its interest in Commonwealth Security, Inc., resulting in a gain of $3,746. On October 7, 1997, Adelphia sold its Republic Stock, on which a gain of $408 was recognized. On March 16, 1998, Adelphia sold its investment in the Golf Channel, resulting in a gain of $1,520.

      Certain members of the Rigas family have entered into an agreement to acquire all the voting interests of Niagara Frontier Hockey, L.P. ("NFHLP"). Closing of the agreement is subject to third party approvals. Adelphia has capital funding notes of NFHLP of $40,497 and $44,897 as of March 31, 1998 and December 31, 1998, respectively. The capital funding notes are convertible into non-voting preferred equity of NFHLP at the option of Adelphia. These amounts represent advances to NFHLP plus accrued return of 11.5% to 14.0%. The return on these capital funding notes amounted to approximately $3,500, $5,100 and $4,400 for the years ended March 31, 1997 and 1998 and the nine months ended December 31, 1998, respectively. Adelphia advanced approximately $8,150 and $7,500, respectively, during the year ended March 31, 1998 and the nine months ended December 31, 1998 to fund working capital requirements of NFHLP. These amounts could be repaid by NFHLP in the future or converted into programming rights to air future Buffalo Sabres hockey games. NFHLP continues to generate net losses and working capital deficiencies and is attempting to re-negotiate the terms of certain of its operating and financial agreements. The ability of NFHLP to re-negotiate the terms of certain operating and financial agreements will impact the ability of NFHLP to generate positive operating cash flow in the future. Adelphia is unable to predict the ability of NFHLP to successfully re-negotiate these agreements on terms that are favorable to NFHLP. Management believes that all amounts advanced to NFHLP and the related accrued return are recoverable.

    Subscriber Receivables

      An allowance for doubtful accounts of $1,166 and $2,853 is recorded as a reduction of subscriber receivables at March 31, 1998 and December 31, 1998, respectively.

    Amortization of Other Assets and Debt Discounts

      Deferred debt financing costs, included in prepaid expenses and other assets, and debt discounts, a reduction of the carrying amount of the debt, are amortized over the term of the related debt. The unamortized amounts of deferred debt financing costs included in prepaid expenses and other assets were $47,653 and $47,542 at March 31, 1998 and December 31, 1998, respectively.

    Franchise Expense

      The typical term of Adelphia's franchise agreements upon renewal is 10 years. Franchise fees range from 3% to 5% of certain subscriber revenues and are expensed currently.

    Basic and Diluted Net Loss Per Weighted Average Share of Common Stock

      Basic net loss per weighted average share of common stock is computed based on the weighted average number of common shares outstanding after giving effect to dividend requirements on Adelphia's preferred stock. Diluted net loss per weighted average common share is equal to basic net loss per weighted average common share because Adelphia's convertible preferred stock had an antidilutive effect for the periods presented; however, the convertible preferred stock could have a dilutive effect on earnings per share in future periods.

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

    Noncash Financing and Investing Activities

      Capital leases entered into during the years ended March 31, 1997 and 1998 and the nine months ended December 31, 1998 totaled $1,624, $2,842 and $15,522, respectively, for Adelphia, excluding Hyperion. Hyperion entered into capital leases totaling $1,683, $24,489 and $1,155, respectively, during the years ended March 31, 1997 and 1998 and the nine months ended December 31, 1998. Reference is made to Notes 1 and 6 for descriptions of additional noncash financing and investing activities.

    Interest Expense - Net

      Interest expense - net includes interest income of $8,367, $23,949 and $20,952 for the years ended March 31, 1997 and 1998 and the nine months ended December 31, 1998, respectively. Interest income includes interest income from affiliates on long-term loans and for reimbursement of interest expense on revolving credit agreements, related to short term borrowings by such affiliates (see Note 11).

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

    Recent Accounting Pronouncements

      Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," has been issued and is effective for fiscal quarters of fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management of Adelphia has not completed its evaluation of the impact of SFAS No. 133 on Adelphia's consolidated financial statements. Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities", has been issued and is effective for fiscal years beginning after December 15, 1998. SOP 98-5 provides guidance on the financial reporting of start up costs and organization costs. It requires such costs to be expensed as incurred. Management of Adelphia believes that SOP 98-5 will not have a material impact on Adelphia's consolidated financial statements.

    Reclassifications

      Certain March 31, 1997 and 1998 amounts have been reclassified to conform with the December 31, 1998 presentation.

2.   Related Party Investments and Receivables:

      Related party receivables--net represent advances to managed partnerships (see Note 11), John J. Rigas and certain members of his immediate family (collectively, the "Rigas family"), including entities they own or control. No related party advances are collateralized.

      Investment in and amounts due from Olympus is comprised of the following:


                                                                       March 31,    December 31,
                                                                            1998          1998
                                                                       ------------- -------------
           Cumulative equity in loss over investment in Olympus        $   (94,833)   $ (102,888)
           Amounts due from Olympus                                          63,631       294,296
                                                                       ------------   -----------
                                                                       $   (31,202)   $   191,408
                                                                       ============   ===========



      The major components of the financial position of Olympus as of December 31, 1997 and 1998 and the results of operations for the years ended December 31, 1997 and 1998 were as follows:


                                                                                       December 31,
                                                                                     1997         1998
                                                                                 --------------------------
                Balance Sheet Data:
                     Property, plant and equipment--net                          $    265,783 $    355,470
                     Total assets                                                     728,952    1,011,999
                     Subsidiary debt                                                  427,000      519,443
                     Parent debt                                                      200,000      200,000
                     Total liabilities                                                841,169    1,147,946
                     Limited partners' interests                                      488,398      570,298
                     General partners' equity (deficiency)                           (600,615)    (706,245)

                Statement of Operations Data:
                     Revenues                                                    $    176,363 $    215,642
                     Operating income                                                  34,392       38,944
                     Net loss                                                         (19,802)     (16,074)
                     Net loss of general and limited partners
                            after priority return                                     (95,695)    (105,530)


      On January 28, 1999, Adelphia announced an agreement to acquire the Olympus partnership interests owned by various Telesat Cablevision, Inc. ("Telesat") entities which are wholly owned subsidiaries of FPL Group, Inc. for a price of $108,000, subject to definitive terms to be negotiated by both parties. Subsequent to the closing of this transaction, Adelphia will own 100% of Olympus. Closing of this transaction is expected to occur during the third quarter of 1999.

      On October 6, 1993, Adelphia purchased the preferred Class B Limited Partnership Interest in SHHH, L.P., a managed partnership, for a price of $18,338 from Robin Media Group. The Class B Limited Partnership Interest had a preferred return annually which was payable on a current basis at the option of SHHH, L.P., and was senior in priority to the partnership interests of the Rigas family and TCI. Preferred return on the Class B Limited Partner Interest in SHHH, L.P. totaled $3,066, $3,750 and $2,017 and is included in revenues for the years ended March 31, 1997 and 1998, and the nine months ended December 31, 1998, respectively. On September 30, 1998, the Class B limited partner interest was redeemed (see Note 1).

3. Debt:
    Subsidiary Debt


                                                                             March 31,    December 31,
                                                                               1998           1998
                                                                          -------------- --------------
                   Notes to banks and institutions                        $     827,725  $   1,200,970
                   13% Senior Discount Notes of Hyperion due 2003               215,213        220,784
                   12 1/4% Senior Secured Notes of Hyperion due 2004            250,000        250,000
                   Other subsidiary debt                                         36,533         45,486
                                                                          -------------- --------------

                         Total subsidiary debt                            $   1,329,471  $   1,717,240
                                                                          ============== ==============


    Notes to Banks and Institutions

      The amount of borrowings available to Adelphia under its revolving credit agreements is generally based upon the subsidiaries achieving certain levels of operating performance. Adelphia had commitments from banks for additional borrowings of up to $360,000 at December 31, 1998 which expire through December 31, 2007. Adelphia pays commitment fees of up to 0.5% of unused principal.

      Borrowings under most of these credit arrangements of subsidiaries are collateralized by a pledge of the stock in their respective subsidiaries, and, in some cases, by other assets. These agreements limit, among other things, additional borrowings, investments, transactions with affiliates and other subsidiaries, and the payment of dividends and fees by the subsidiaries. The agreements also require maintenance of certain financial ratios by the subsidiaries. Several of the subsidiaries' agreements, along with the notes of the parent company, contain cross default provisions. At December 31, 1998, approximately $731,500 of the net assets of subsidiaries would be permitted to be transferred to the parent company in the form of dividends, priority return and loans without the prior approval of the lenders based upon the results of operations of such subsidiaries for the quarter ended December 31, 1998. The subsidiaries are permitted to pay management fees to the parent company or other subsidiaries. Such fees are limited to a percentage of the subsidiaries' revenues.

      A subsidiary of Adelphia is a co-borrower with a managed partnership under a $200,000 credit agreement. Each of the co-borrowers is liable for all borrowings under this credit agreement, although the lenders have no recourse against Adelphia other than against Adelphia's interest in such subsidiary.

      Notes to banks and institutions mature at various dates through 2007. Bank debt interest rates are based upon one or more of the following rates at the option of Adelphia: prime rate plus 0% to 1.5%; certificate of deposit rate plus 1.25% to 2.75%; or LIBOR plus 1% to 2.5%. Total bank debt with interest rates under these options was approximately $644,000 and $1,173,220 at March 31, 1998 and December 31, 1998, respectively. At March 31, 1998 and December 31, 1998, the weighted average interest rate on notes payable to banks and institutions was 8.11% and 7.89%, respectively. At March 31, 1998 and December 31, 1998, the rates on 28.8% and 35.9%, respectively, of Adelphia's notes payable to banks and institutions were fixed for at least one year through the terms of the notes or interest rate swap agreements.

      During the nine months ended December 31, 1998, Adelphia redeemed $137,200 aggregate principal amount of subsidiary notes to banks and institutions. As a result of these transactions, Adelphia recognized an extraordinary loss on early retirement of debt of $1,970.

    13% Senior Discount Notes of Hyperion due 2003

      On April 15, 1996, Hyperion realized proceeds, net of discount, commissions and other transaction costs, of $168,600 upon issuance of $329,000 aggregate principal amount of unsecured 13% Senior Discount Notes due April 15, 2003 and 329,000 warrants expiring April 1, 2001 to purchase an aggregate of 1,993,638 shares of Hyperion Class A Common Stock at $0.00308 per share. Proceeds of $11,087 were allocated to the value of the warrants. Prior to April 15, 2001, interest on the notes is not payable in cash, but is added to principal. Thereafter, interest is payable semi-annually commencing October 15, 2001. The notes contain restrictions on Hyperion regarding, among other things, limitations on additional borrowings, issuance of equity instruments, payment of dividends and other distributions, repurchase of equity instruments or subordinated debt, liens, transactions with affiliates, sales of assets, mergers and consolidations. On or before April 15, 1999 and subject to certain restrictions, Hyperion may redeem, at its option, up to 25% of the aggregate principal amount of the notes at a price of 113% of the outstanding amount. On or after April 15, 2001, Hyperion may redeem, at its option, all or a portion of the notes at 106.5% of the outstanding amount, declining to par in 2002. During the quarter ended September 30, 1998, Hyperion paid $17,313 to repurchase a portion of the 13% Senior Discount Notes due 2003 which had a face value of $25,160 and a carrying value of $17,550. The notes were retired upon repurchase which resulted in a $237 gain.

    12 1/4% Senior Secured Notes of Hyperion due 2004

      On August 27, 1997, Hyperion issued $250,000 aggregate principal amount of 12 1/4% Senior Secured Notes due September 1, 2004. The notes are collateralized through the pledge of the common stock of certain of Hyperion's wholly-owned subsidiaries. Of the proceeds to Hyperion of approximately $244,000, net of commissions and other transaction costs, $83,400 was invested in U.S. government securities and placed in an escrow account for payment in full when due of the first six scheduled semi-annual interest payments on the notes as required by the Indenture. Interest is payable semi-annually. The notes contain restrictions and covenants similar to those pertaining to Hyperion's 13% Senior Discount Notes. On or before September 1, 2000 and subject to certain restrictions, Hyperion may redeem, at its option, up to 25% of the aggregate principal amount of the notes at a price of 112.25% of principal with the net proceeds of one or more Qualified Equity Offerings (as defined in the Indenture). On or after September 1, 2001, Hyperion may redeem, at its option, all or a portion of the notes at 106.125% of principal which declines to par in 2003.

    Other Subsidiary Debt

      As of March 31, 1998 and December 31, 1998, other debt consists, in part, of purchase money indebtedness and capital leases incurred in connection with the acquisition of, and are collateralized by, certain equipment. The interest rate on such debt is based on the Federal Funds rate plus 1.4% or the U.S. Treasury rate plus 2.8%.

    Parent Debt

      Interest on the Parent Debt is due semi-annually. The Parent Debt is effectively subordinated to all liabilities of the subsidiaries and the agreements contain restrictions on, among other things, the incurrence of indebtedness, mergers and sale of assets, certain restricted payments by Adelphia, investments in affiliates and certain other affiliate transactions. The agreements further require that Adelphia maintain a ratio of debt to annualized operating cash flow not greater than 8.75 to 1.00, based on the latest fiscal quarter. Net proceeds from the issuance of notes during the year ended March 31, 1998 and the nine months ended December 31, 1998 were used to reduce amounts outstanding on Adelphia's subsidiaries' notes payable to banks and to purchase, redeem or otherwise retire the 12 1/2% Notes due 2002.


                                                        Outstanding as of
           Interest          Issue       Amount      March 31    December 31,   Maturity   First Call  First Call
             Rate            Date        Issued        1998         1998          Date        Date       Rate

           10  1/4%         7/28/93  $  110,000   $   99,504    $    99,653      7/15/00    Non-call      N/A
           12  1/2% (a)     5/14/92     400,000       69,838           -         5/15/02    5/15/97    106.00%
            9  1/4%         9/25/97     325,000      325,000        325,000      10/1/02    Non-call      N/A
            9  1/2% (b)     2/15/94     150,000      186,347        186,347      2/15/04    2/15/99    103.56%
           10  1/2%         7/07/97     150,000      150,000        150,000      7/15/04    Non-call      N/A
           11  7/8%         9/10/92     125,000      124,579        124,613      9/15/04    9/15/99    104.50%
            9  7/8%         3/11/93     130,000      128,407        128,531      3/01/05    Non-call      N/A
            9  7/8%         2/26/97     350,000      347,446        347,586      3/01/07    Non-call      N/A
            8  3/8%         1/21/98     150,000      149,153        149,197      2/01/08    Non-call      N/A
            8  3/8%        11/12/98     150,000         --          150,000      2/01/08    Non-call      N/A
            8  1/8%         7/02/98     150,000         --          149,285      7/15/03    Non-call      N/A
                                                  ----------     ----------
                                                  $1,580,274     $1,810,212
                                                  ==========     ==========



(a) On May 15, 1998, Adelphia redeemed the remaining $69,838 aggregate principal amount of notes at 103% of principal. As a result, Adelphia recognized an extraordinary loss on early retirement of debt of $2,604.

(b) These Senior Notes are Pay-in-Kind with respect to interest payments at the option of Adelphia. During the year ended March 31, 1998, $20,000 of notes were reacquired through open market purchases. As a result, Adelphia recognized an extraordinary gain on early retirement of debt of $2,136. On February 15, 1999, Adelphia redeemed $154,500 aggregate principal amount of notes at 103.56% of principal. As a result, Adelphia recognized an extraordinary loss on early retirement of debt of $6,676.

    Maturities of Debt

      The following table sets forth the mandatory reductions in principal under all debt agreements for each of the next five years based on amounts outstanding at December 31, 1998:


              Year ending December 31, 1999            $  101,402
              Year ending December 31, 2000               236,795
              Year ending December 31, 2001               190,403
              Year ending December 31, 2002               540,318
              Year ending December 31, 2003               693,663


      Adelphia intends to fund its requirements for maturities of debt through borrowings under new and existing credit arrangements and internally generated funds. Changing conditions in the financial markets may have an impact on how Adelphia will refinance its debt in the future.

Interest Rate Swaps and Caps

      Adelphia has entered into interest rate swap agreements and interest rate cap agreements with banks, Olympus and Managed Partnerships (see Note 11) to reduce the impact of changes in interest rates on its debt. Several of Adelphia's credit arrangements include provisions which require interest rate protection for a portion of its debt. Adelphia enters into pay-fixed agreements to effectively convert a portion of its variable-rate debt to fixed-rate debt to reduce the risk of incurring higher interest costs due to rising interest rates. Adelphia enters into receive-fixed agreements to effectively convert a portion of its fixed-rate debt to a variable-rate debt which is indexed to LIBOR to reduce the risk of incurring higher interest costs in periods of falling interest rates. Interest rate cap agreements are used to reduce the impact of increases in interest rates on variable rate debt. Adelphia is exposed to credit loss in the event of nonperformance by the banks, by Olympus or by the managed entities. Adelphia does not expect any such nonperformance. The following table summarizes the notional amounts outstanding and weighted average interest rate data, based on variable rates in effect at March 31, 1998 and December 31, 1998, for these swaps and caps, which expire through 2008.


                                                      March 31,   December 31,
                                                         1998         1998
                                                     -----------  -----------
                    Pay Fixed Swaps:
                    Notional amount                  $   315,000  $   650,000
                    Average receive rate                   5.87%        5.33%
                    Average pay rate                       7.42%        6.55%

                    Receive Fixed Swaps:
                    Notional amount                  $    35,000  $    45,000
                    Average receive rate                   5.68%        5.98%
                    Average pay rate                       5.91%        5.32%

                    Interest Rate Caps:
                    Notional amount                  $   190,000  $   140,000
                    Average cap rate                       8.13%        7.82%



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

      Hyperion may, at its option, on any dividend payment date, exchange in whole, but not in part, the then outstanding shares of preferred stock for 12 7/8% Senior Subordinated Debentures due October 15, 2007 which have provisions consistent with the provisions of the preferred stock. Hyperion may satisfy, and has to date satisfied, the dividend requirements on this preferred stock by issuing additional shares.

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

      Adelphia may, at its option, on any dividend payment date, exchange in whole or in part (subject to certain restrictions), the then outstanding shares of preferred stock for 13% Senior Subordinated Exchange Debentures due July 15, 2009 which have provisions consistent with the provisions of the preferred stock. Adelphia paid cash dividends on this preferred stock of $10,183 and $9,750 during the year ended March 31, 1998 and the nine months ended December 31, 1998, respectively.

5.   Commitments and Contingencies:

      Adelphia rents office and studio space, tower sites, and space on utility poles under leases with terms which are generally less than one year or under agreements that are generally cancelable on short notice. Total rental expense under all operating leases aggregated $6,232, $7,420 and $8,054 for the years ended March 31, 1997 and 1998 and the nine months ended December 31, 1998, respectively.

      In connection with certain obligations under franchise agreements, Adelphia obtains surety bonds guaranteeing performance to municipalities and public utilities. Payment is required only in the event of nonperformance. Management believes Adelphia has fulfilled all of its obligations such that no payments under surety bonds have been required.

      During the nine months ended December 31, 1998, Adelphia has entered into purchase commitments for certain telecommunication services and digital convertor purchases. In the aggregate, purchase commitments under these agreements total $12,350 in 1999, $4,000 in 2000 and $5,000 in 2001.

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

      Adelphia and Hyperion have entered into several commitments to acquire certain cable and telecommunications companies (see Note 13).

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

      The FCC has adopted regulations implementing all of the requirements of the 1992 Cable Act. The FCC is also likely to continue to modify, clarify or refine the rate regulations. The Telecommunications Act of 1996 (the "1996 Act") deregulated the rates for cable programming services on March 31, 1999. Adelphia cannot predict the effect or outcome of the future rulemaking proceedings, changes to the rate regulations, or litigation.

      On February 24, 1999, Hyperion was served with a summons and complaint filed in the United States District Court for the Northern District of New York, Case Number 99-CV-268, by Hyperion Solutions Corporation ("Solutions"), which is described in the complaint as a company in the business of developing, marketing and supporting comprehensive computer software tools, executive information systems and applications that companies use to improve their business performance. The complaint alleges, among other matters, that Hyperion's use of the name "Hyperion" in its business infringes upon various trademarks and service marks of Solutions in violation of federal trademark laws and violates various New York business practices, advertising and business reputation laws. The complaint seeks, among other matters, to enjoin Hyperion from using the name or mark "Hyperion" in Hyperion's business as well as to recover unspecified damages, treble damages and attorney's fees. Management of Hyperion believes that Hyperion has meritorious defenses to the complaint and intends to vigorously defend this lawsuit. Although management believes that this lawsuit will not in any event have a material adverse effect upon the Company, no assurance can be given regarding the effect upon the Company if Solutions were to prevail in this lawsuit.

      On or about March 10, 1999, Robert Lowinger (the "Plaintiff"), on behalf of himself and all other shareholders of Class A common stock of Century, commenced an action by filing a putative Class Action Complaint (the "Complaint") in the Superior Court of Connecticut, Judicial District of Stamford/Norwalk, Case Number CV-99-0171092, against Century, all of its directors, and Adelphia. The Plaintiff claims that he owns shares of Class A common stock of Century, and alleges that in connection with the proposed merger of Adelphia with Century, holders of Class B common stock of Century - which have superior voting rights to the holders of Class A common stock - will receive $4.00 per share more than the consideration to be paid to the holders of Class A common stock. This would allegedly result in the Class B shareholders receiving approximately $170,000 more than if they held the equivalent number of Century Class A shares. The Plaintiff claims that the individual defendants, comprising the directors of Century and the majority shareholders of Century's Class B shares, breached their fiduciary duties of loyalty, good faith, and due care to Century's Class A shareholders by agreeing to these two levels of consideration. The sole claim against Adelphia is that it, together with Century, aided and abetted these alleged breaches of fiduciary duty. The Plaintiff seeks certification of a class of Century's Class A shareholders and seeks recovery on behalf of himself and the class of unspecified damages, profits, and special benefits. He also seeks all costs, expenses and attorney's fees. Adelphia has entered an appearance in the case and is required to respond to the Complaint by June 21, 1999. Adelphia believes the allegation of liability against it to be without merit and intends to vigorously defend the action.

      There are no other material pending legal proceedings, other than routine litigation incidental to the business, to which Adelphia is a part of or which any of its property is subject.

6. Convertible Preferred Stock, Common Stock and Other Stockholders' Equity (Deficiency):

    Convertible Preferred Stock

      On July 7, 1997, Adelphia issued 100,000 shares of 8 1/8% Series C Cumulative Convertible Preferred Stock with a par value of $.01 per share and an aggregate liquidation preference of $100,000 of which $80,000 was sold to a Rigas family affiliate and the remainder was sold to Telesat. The preferred stock accrues dividends at the rate of 8 1/8% of the liquidation preference per annum, and is convertible at $8.48 per share into an aggregate of 11,792,450 shares of Class A common stock of Adelphia. The preferred stock is redeemable at the option of Adelphia on or after August 1, 2000 at 104% of the liquidation preference declining to 100% of the liquidation preference in 2002. Adelphia paid cash dividends on this preferred stock of $4,605 and $6,093 during the year ended March 31, 1998 and the nine months ended December 31, 1998, respectively.

    Adelphia Common Stock Issued

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

      On August 18, 1998, Adelphia issued 8,190,315 shares of Class A common stock to the public and to the Rigas family. Of this total, 4,100,000 shares were sold to the public at a price of $32.00 per share, with an underwriter discount of $1.44 per share. The remaining 4,090,315 shares were sold to entities controlled by the Rigas family at the public offering price less the underwriters discount. In a related transaction on September 14, 1998, the Company issued and sold 615,000 shares of Class A common stock at the offering price of $32.00, with an underwriter discount of $1.44 per share pursuant to the underwriters' over-allotment option. Adelphia realized aggregate net proceeds of $267,926 after deducting underwriter and other fees.

      On September 30, 1998, Adelphia issued 2,250,000 shares of Class A common stock in connection with the acquisition of AT&T interests in SHHH, L.P. (see Note 1).

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

    Hyperion Common Stock Issued

      On May 8, 1998, Hyperion completed an IPO of its Class A common stock ("Hyperion Stock"). As part of the offering, Adelphia purchased an incremental 3,324,001 shares of Hyperion Stock for $49,000 and converted indebtedness owed to the Company by Hyperion into 3,642,666 shares of Hyperion Stock. In addition, Adelphia purchased warrants issued by Hyperion to MCI Metro Access Transmission Services, Inc., and purchased shares of Hyperion Class B common stock from certain executive officers of Hyperion for a total purchase price of approximately $12,580 and $3,000, respectively. Adelphia owns approximately 66% of the Hyperion common stock on a fully diluted basis and 86% of the total voting power. Additional net proceeds of $191,411 to Hyperion were received as a result of the sale of 12,500,000 shares of Hyperion Stock to the public. In a related transaction on June 5, 1998, Hyperion issued and sold 350,000 shares of its Class A common stock at the $16.00 IPO price pursuant to the underwriters' over allotment option in the IPO. As a result of the IPO, Adelphia's additional paid-in capital increased approximately $147,000 and minority interests increased approximately $45,000.

    Restricted Stock Bonus Plan

      Adelphia had reserved 500,000 shares of Class A common stock for issuance to officers and other key employees at the discretion of the Compensation Committee of the Board of Directors. The bonus shares were to be awarded without any cash payment by the recipient unless otherwise determined by the Compensation Committee. Shares awarded under the plan would vest over a five year period. No awards have been made under the plan. The plan was terminated as of the stockholder approval of the 1998 Long-Term Incentive Compensation Plan (see Note 7).

    Stock Option Plan

      Adelphia had a stock option plan, which provides for the granting of options to purchase up to 200,000 shares of Adelphia's Class A common stock to officers and other key employees of Adelphia. Options could be granted at an exercise price equal to the fair market value of the shares on the date of grant. The plan permitted the granting of tax-qualified incentive stock options, in addition to non-qualified stock options. Options outstanding under the plan could be exercised by paying the exercise price per share through various alternative settlement methods. No stock options have been granted under the plan. The plan was terminated as of the stockholder approval of the 1998 Long-Term Incentive Compensation Plan (see Note 7).

7. Employee Benefit Plans:

    Savings Plan

      Adelphia has a savings plan (401(k)) which provides that eligible full-time employees may contribute from 2% to 16% of their pre-tax compensation subject to certain limitations. Adelphia makes matching contributions not exceeding 1.5% of each participant's pre-tax compensation. Adelphia's matching contributions amounted to $638, $687 and $605 for the years ended March 31, 1997 and 1998 and the nine months ended December 31, 1998, respectively.

    Adelphia Long-Term Incentive Compensation Plan

      On October 6, 1998, Adelphia adopted its 1998 Long-Term Incentive Compensation Plan (the "1998 Plan"). The 1998 Plan provides for the granting of
(i) options which qualify as "incentive stock options" within the meaning of
Section 422 of the Internal Revenue Code of 1986, as amended, (ii) options which do not so qualify, (iii) share awards (with or without restrictions on vesting),
(iv) stock appreciation rights and (v) stock equivalent or phantom units. The number of shares of Adelphia Class A common stock available for issuance under the 1998 Plan is 3,500,000. Options, awards and units may be granted under the 1998 Plan to directors, officers, employees and consultants of Adelphia. The 1998 Plan provides that incentive stock options must be granted with an exercise price of not less than the fair market value of the underlying Adelphia common stock on the date of the grant. Options outstanding under the Plan may be exercised by paying the exercise price per share through various alternative settlement methods. No grants had been made under the 1998 Plan as of December 31, 1998.

    Hyperion Long-Term Incentive Compensation Plan

      On October 3, 1996, Hyperion adopted its 1996 Long-Term Incentive Compensation Plan (the "1996 Plan"). The 1996 Plan provides for the granting of
(i) options which qualify as "incentive stock options" within the meaning of
Section 422 of the Internal Revenue Code of 1986, as amended, (ii) options which do not so qualify, (iii) share awards (with or without restrictions on vesting),
(iv) stock appreciation rights and (v) stock equivalent or phantom units. The number of shares of Hyperion Class A common stock available for issuance initially was 5,687,500. Such number is to increase each year by 1% of outstanding shares of all classes of Hyperion common stock, up to a maximum of 8,125,000 shares. Options, awards and units may be granted under the 1996 Plan to directors, officers, employees and consultants. The 1996 Plan provides that incentive stock options must be granted with an exercise price of not less than the fair market value of the underlying Hyperion common stock on the date of grant. Options outstanding under the Plan may be exercised by paying the exercise price per share through various alternative settlement methods. On March 4, 1997 and April 1, 1997 and 1998, Hyperion issued 338,000 shares, 58,500 shares and 58,500 shares, respectively, of its Class A common stock to Daniel R. Milliard pursuant to his employment agreement with Hyperion. In April 1998 and in recognition for valuable past service to Hyperion and as an incentive for future services, Hyperion authorized the issuance under the 1996 Plan to each of John J. Rigas, Michael J. Rigas, Timothy J. Rigas and James P. Rigas of (i) stock options (the "Rigas Options") covering 100,000 shares of Hyperion Class A common stock, which options will vest in equal one-third amounts on the third, fourth and fifth year anniversaries of grant (vesting conditioned on continued service as an employee or director) and which shall be exercisable at $15.00 per share and (ii) phantom stock awards (the "Rigas Grants") covering 100,000 shares of Hyperion Class A common stock, which phantom awards will vest in equal one-third amounts on the third, fourth and fifth year anniversaries of grant (vesting conditioned on continued service as an employee or director). At December 31, 1998, no Rigas Options or Rigas Grants have been granted. Also in April 1998, pursuant to the then existing stockholders agreement, Hyperion authorized the issuance under the 1996 Plan to certain Officers' stock options (the "Management Stockholder Options") currently covering 13,047 shares of Hyperion Class A common stock with exercise price and vesting terms identical to the Rigas Options. In addition to the Rigas Options, the Rigas Grants and the employment agreement, Hyperion currently expects to issue under the 1996 Plan stock options, restrictive stock grants, phantom stock awards or other awards to other 1996 Plan participants covering up to a total of 325,000 shares of Hyperion Class A common stock during 1999.

8.  Taxes on Income:

      Adelphia and its corporate subsidiaries file a consolidated federal income tax return, which includes its share of the subsidiary partnerships and joint venture partnership results of operations. At December 31, 1998, Adelphia had net operating loss carryforwards for federal income tax purposes of approximately $1,300,000 expiring through 2018. Depreciation and amortization expense differs for tax and financial statement purposes due to the use of prescribed periods rather than useful lives for tax purposes and also as a result of differences between tax basis and book basis of certain acquisitions.

      The tax effects of significant items comprising Adelphia's net deferred tax liability are as follows:



                                                                           March 31,  December 31,
                                                                            1998         1998
                                                                         -----------  ----------
                    Deferred tax liabilities:
                      Differences between book and tax basis of
                        property, plant and equipment and
                        intangible assets                                $   250,298  $  251,289
                                                                         -----------  ----------

                    Deferred tax assets:
                      Investment in partnerships                              82,461     102,472
                      Operating loss carryforwards                           459,546     478,488
                                                                        ------------  ----------
                                                                             542,007     580,960
                      Valuation allowance                                   (408,060)   (439,280)
                                                                         -----------  ----------

                          Subtotal                                           133,947     141,680
                                                                         -----------  ----------

                      Net deferred tax liability                         $   116,351  $  109,609
                                                                         ===========  ==========


      The net change in the valuation  allowance for the years ended
March 31, 1998 and the nine months ended December 31, 1998 was an increase of $48,775 and $31,220, respectively.

      Income tax benefit is as follows:


                                                                             Nine Months
                                                                                Ended
                                                       Year Ended March 31,  December 31,
                                                         1997         1998       1998
                                                      ----------  ---------- ----------
                    Current                           $    (142)  $    (699) $       60
                    Deferred                                500       6,305       6,742
                                                      ---------   ---------  ----------
                         Total                        $     358   $   5,606  $    6,802
                                                      =========   =========  ==========



      A reconciliation of the statutory federal income tax rate and Adelphia's effective income tax rate is as follows:


                                                                                     Nine Months
                                                                                        Ended
                                                             Year Ended March 31,    December 31,
                                                               1997         1998         1998
                                                            ------------ ----------- -------------
                  Statutory federal income tax rate                35%          35%           35%
                  Change in federal valuation allowance           (41%)        (30%)         (26%)
                  State taxes, net of federal benefit               6%          (2%)           1%
                  Other                                             -%           -%           (4%)
                                                            ============ =========== =============
                  Effective income tax benefit rate                 -%           3%            6%
                                                            ============ =========== =============


9. Disclosures about Fair Value of Financial Instruments:

      Included in Adelphia's financial instrument portfolio are cash, U.S. government securities, notes payable to banks and institutions, debentures, redeemable preferred stock and interest rate swaps and caps. The carrying values of notes payable to banks and institutions approximate their fair values at March 31, 1998 and December 31, 1998. The carrying cost of the publicly traded notes, debentures and redeemable preferred stock at March 31, 1998 and December 31, 1998 were $2,400,753 and $2,657,861, respectively. At March 31, 1998 and
December 31, 1998, the fair value exceeded the carrying cost by $199,296 and $139,970, respectively. At March 31, 1998 and December 31, 1998, Adelphia would have been required to pay approximately $5,822 and $27,227, respectively, to settle its interest rate swap and cap agreements, representing the excess of carrying cost over fair value of these agreements. The fair values of the debt, redeemable preferred stock and interest rate swaps and caps were based upon quoted market prices of similar instruments or on rates available to Adelphia for instruments of the same remaining maturities.

10.      Business Segment Information:

      Refer to Item 6 of this Transition Report on Form 10-K for information regarding business segments as of and for the years ended March 31, 1997 and 1998 and as of and for the nine months ended December 31, 1998.

11.   Related Party Transactions:

      Adelphia currently manages cable television systems which are principally owned by Olympus and limited partnerships in which certain of Adelphia's principal shareholders who are executive officers have equity interests.

      Adelphia has agreements with Olympus and the Managed Partnerships which provide for the payment of fees to Adelphia. The aggregate fee revenues from Olympus and the Managed Partnerships amounted to $2,939, $3,960 and $2,022 for the years ended March 31, 1997 and 1998 and the nine months ended December 31, 1998, respectively. In addition, Adelphia was reimbursed by Olympus and the Managed Partnerships for allocated corporate costs of $6,335, $6,436 and $7,548 for the years ended March 31, 1997 and 1998 and the nine months ended December 31, 1998, respectively, which have been recorded as a reduction of selling, general and administrative expenses.

      Interest expense - net includes interest income from affiliates for long term borrowings of $8,367, $7,129 and $5,221 for the years ended March 31, 1997 and 1998 and the nine months ended December 31, 1998, respectively, and for short term borrowings of $9,340 and 9,339 for the year ended March 31, 1998 and the nine months ended December 31, 1998, respectively.

      At March 31, 1998, Adelphia had interest rate swaps with affiliates for a notional amount of $175,000, which expired during the nine months ended December 31, 1998. The net effect of these interest rate swaps was to increase interest expense by $50, $128 and $2,049 for the years ended March 31, 1997 and 1998 and the nine months ended December 31, 1998, respectively.

      During the years ended March 31, 1997 and 1998 and the nine months ended December 31, 1998, Adelphia paid $2,563, $2,485 and $3,422, respectively, to entities owned by certain shareholders of Adelphia primarily for property, plant and equipment and services.

12.   Quarterly Financial Data (Unaudited):

      The following tables summarize the financial results of Adelphia for each of the quarters in the year ended March 31, 1998 and the nine months ended December 31, 1998:



                                                                               Three Months Ended
                                                                June 30    September 30  December 31   March 31
                                                              ----------------------------------------------------
Year Ended March 31, 1998:
Revenues                                                      $   122,644  $   128,990  $   138,271  $   138,537
                                                              -----------  -----------  -----------  -----------

Operating expenses:
Direct operating and programming                                   39,673       38,540       43,711       45,364
Selling, general and administrative                                22,259       23,472       24,354       25,646
Depreciation and amortization                                      33,733       33,586       37,251       40,471
                                                              -----------  -----------  -----------  -----------
Total                                                              95,665       95,598      105,316      111,481
                                                              -----------  -----------  -----------  -----------

Operating income                                                   26,979       33,392       32,955       27,056
                                                              -----------  -----------  -----------  -----------

Other income (expense):
Priority investment income from Olympus                            11,765       12,000       12,000       12,000
Interest expense - net                                            (61,737)     (62,432)     (63,172)     (59,766)
Equity in loss of Olympus and other joint ventures                (19,198)     (14,840)     (16,012)     (16,039)
Equity in loss of Hyperion joint ventures                          (2,540)      (3,886)      (2,858)      (3,683)
Hyperion preferred stock dividends                                   --           --         (5,988)      (6,694)
Gain on sale of investments                                          --            610          408        1,520
                                                              -----------  -----------  -----------  -----------
Total                                                             (71,710)     (68,548)     (75,622)     (72,662)
                                                              -----------  -----------  -----------  -----------

Loss before income taxes and extraordinary gain (loss)            (44,731)     (35,156)     (42,667)     (45,606)
Income tax benefit (expense)                                           70         (365)        (264)       6,165
                                                              -----------  -----------  -----------  -----------

Loss before extraordinary gain (loss)                             (44,661)     (35,521)     (42,931)     (39,441)
Extraordinary gain (loss) on early retirement of debt               2,300         --        (13,625)        --
                                                              -----------  -----------  -----------  -----------

Net loss                                                          (42,361)     (35,521)     (56,556)     (39,441)
Dividend requirements applicable to preferred stock                  --         (4,550)      (7,448)      (6,852)
                                                              -----------  -----------  -----------  -----------

Net loss applicable to common stockholders                    $   (42,361) $   (40,071) $   (64,004) $   (46,293)
                                                              ===========  ===========  ===========  ===========

Basic and diluted loss per weighted average share of common
stock before extraordinary gain (loss)                        $     (1.62) $     (1.31) $     (1.64) $     (1.51)
Basic and diluted extraordinary gain (loss) per weighted
average share on early retirement of debt                            0.08         --          (0.45)        --
                                                              ===========  ===========  ===========  ===========
Basic and diluted net loss per weighted average share of
common stock                                                  $     (1.54) $     (1.31) $     (2.09) $     (1.51)
                                                              ===========  ===========  ===========  ===========

Weighted average shares of common stock outstanding
(in thousands)                                                     27,468       30,647       30,647       30,730
                                                              ===========  ===========  ===========  ===========



                                                                                  Three Months Ended
                                                                           June 30   September 30  December 31
                                                                        ------------ ------------ ------------
Nine Months Ended December 31, 1998:
Revenues                                                                $   144,756  $   169,387  $   193,012
                                                                        -----------  -----------  -----------

Operating expenses:
Direct operating and programming                                             48,738       56,595       62,630
Selling, general and administrative                                          29,111       33,043       45,095
Depreciation and amortization                                                38,559       46,083       56,181
                                                                        -----------  -----------  -----------
Total                                                                       116,408      135,721      163,906
                                                                        -----------  -----------  -----------

Operating income                                                             28,348       33,666       29,106
                                                                        -----------  -----------  -----------

Other income (expense):
Priority investment income from Olympus                                      12,000       12,000       12,000
Interest expense- net                                                       (62,745)     (63,317)     (65,531)
Equity in loss of Olympus and other joint ventures                          (18,316)     (14,803)     (15,772)
Equity in loss of Hyperion joint ventures                                    (3,190)      (2,614)      (3,776)
Minority interest in losses of subsidiaries                                   5,460        8,543       11,769
Hyperion preferred stock dividends                                           (6,946)      (7,166)      (7,424)
Other income                                                                  1,000          113         --
                                                                        -----------  -----------  -----------

Total                                                                       (72,737)     (67,244)     (68,734)
                                                                        -----------  -----------  -----------

Loss before income taxes and extraordinary loss                             (44,389)     (33,578)     (39,628)
Income tax benefit (expense)                                                  5,614         (852)       2,040
                                                                        -----------  -----------  -----------

Loss before extraordinary loss                                              (38,775)     (34,430)     (37,588)
Extraordinary loss on early retirement of debt                               (2,604)      (1,733)        --
                                                                        -----------  -----------  -----------

Net loss                                                                    (41,379)     (36,163)     (37,588)
Dividend requirements applicable to preferred stock                          (6,906)      (6,906)      (6,906)
                                                                        -----------  -----------  -----------

Net loss applicable to common stockholders                              $   (48,285) $   (43,069) $   (44,494)
                                                                        ===========  ===========  ===========

Basic and diluted loss per weighted average share of common stock
before extraordinary loss                                               $     (1.48) $     (1.16) $     (1.06)
Basic and diluted extraordinary loss per weighted average share on
early retirement of debt                                                      (0.08)       (0.05)        --
                                                                        -----------  -----------  -----------
Basic and diluted net loss per weighted average share of common stock   $     (1.56) $     (1.21) $     (1.06)
                                                                        ===========  ===========  ===========

Weighted average shares of common stock outstanding (in thousands)           30,988       35,533       42,093
                                                                        ===========  ===========  ===========

13.   Subsequent Events:

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

      On January 21, 1999, Adelphia acquired Verto Communications, Inc. ("Verto") pursuant to a merger agreement between Adelphia, Verto and Verto's shareholders. These systems served approximately 56,000 subscribers in the greater Scranton, PA area at the date of acquisition. In connection with the Verto acquisition, Adelphia issued 2,561,024 shares of its Class A common stock to the former owners of Verto and assumed approximately $35,000 of net liabilities of Verto. The acquisition is being accounted for under the purchase method of accounting. Accordingly, the financial results of the acquired systems will be included in the consolidated results of Adelphia effective from the date acquired.

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

      On March 2, 1999, Hyperion issued $300,000 of 12% Senior Subordinated Notes due 2007 (the "Subordinated Notes"). An entity controlled by members of the Rigas family purchased $100,000 of the Subordinated Notes directly from Hyperion at a price equal to the aggregate principal amount less the discount to the initial purchasers. The net proceeds of approximately $295,000 were or will be used to fund Hyperion's acquisition of interests held by local partners in certain of its markets, and will be used to fund capital expenditures and investments in its networks and for general corporate and working capital purposes.

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

      On March 31, 1999, Hyperion consummated its transaction with subsidiaries of MediaOne of Colorado, Inc. ("MediaOne"), its local partners in the Jacksonville, FL and Richmond, VA networks, whereby MediaOne received approximately $81,520 in cash for MediaOne's ownership interests in these networks. In addition, Hyperion will be responsible for the payment of fiber lease liabilities due to MediaOne in the amount of approximately $14,500 over the next ten years. As a result of the transactions, Hyperion's ownership interest in each of these networks will increase to 100%.

      On April 9, 1999, Adelphia entered into a stock purchase agreement with Highland Holdings, a general partnership controlled by the Rigas family, in which Adelphia agreed to sell to Highland Holdings, and Highland Holdings agreed to purchase, from $250,000 to $375,000 of Adelphia's Class B common stock. The purchase price for the Class B common stock will be equal to the public offering price in the April 28, 1999 public offering of Class A common stock, described below, less the underwriting discount, plus an interest factor. Closing under this stock purchase agreement is to occur by January 23, 2000.

      On April 12, 1999, Adelphia announced that it had entered into a definitive agreement to acquire cable television systems from Harron Communications Corp. ("Harron") for approximately $1,200,000. The transaction is subject to customary closing conditions. As of December 31, 1998, Harron had approximately 294,000 basic subscribers after giving effect to recent and pending acquisitions involving approximately 9,000 basic subscribers.

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

      On April 28, 1999, Adelphia consummated its offering of 8,000,000 shares of Class A common stock. Net proceeds of the offering, after deducting offering expenses, were approximately $485,500. Adelphia initially used the net proceeds to repay borrowings under subsidiary credit agreements, which Adelphia plans to reborrow and use to fund one or more of the recently announced acquisitions.

      On April 30, 1999, and, in a related transaction on May 14, 1999, Adelphia sold an aggregate 2,875,000 shares of 5 1/2% Series D convertible preferred stock with a liquidation preference of $200 per share. The preferred stock accrues dividends at $11 per share annually and is convertible at $81.45 per share into an aggregate of 7,059,546 shares of Class A common stock of Adelphia. The preferred stock is redeemable at the option of Adelphia on or after May 1, 2002 at 103% of the liquidation preference. Net proceeds from the convertible preferred stock offering were approximately $557,400 after deducting underwriting discounts and commissions and offering expenses. Adelphia initially used the net proceeds to repay borrowings under subsidiary credit agreements which Adelphia plans to reborrow and use to fund one or more of the recently announced acquisitions.

      On May 6, 1999, certain subsidiaries and affiliates of Adelphia and Olympus closed on an $850,000 credit facility. The credit facility consists of a $600,000, 8 1/2 year reducing revolving credit loan and a $250,000, 9 year term loan. Proceeds from initial borrowings were held as cash and used to repay existing indebtedness, which may be reborrowed and used for capital expenditures, investments and other general corporate purposes.

ITEM  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS  ON ACCOUNTING AND
           FINANCIAL  DISCLOSURE

      Not applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information set forth above in Part I under the caption "Executive Officers of the Registrant" is incorporated herein by reference. The other information required by this item is incorporated herein by reference to the information set forth under the caption "Election of Directors - Description of Board of Directors"; the information set forth under the caption "Election of Directors - Nominee for Election by Holders of Class A Common Stock"; the information set forth under the caption "Election of Directors - Nominees for Election by Holders of Class A Common Stock and Class B Common Stock"; and the information, if any, under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," in the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or by reference to a filing amending this Transition Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

      The information required by this item is incorporated herein by reference to the information set forth under the caption "Executive Compensation" in the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or by reference to a filing amending this Transition Report on Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this item is incorporated herein by reference to the information set forth under the caption "Principal Stockholders" in the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or by reference to a filing amending this Transition Report on Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is incorporated herein by reference to the information set forth under the caption "Certain Transactions" in the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or by reference to a filing amending this Transition Report on Form 10-K.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      Financial statements, schedules and exhibits not listed have been omitted where the required information is included in the consolidated financial statements or notes thereto, or is not applicable or required.
         (a)(1) A listing of the consolidated financial statements, notes and independent auditors' reports required in
                          Item 8 are listed in the index in Item 8 of this Transition Report on Form 10-K.

(c)      Financial statement schedules:
                The following are included in this Report:
                Schedule I  -- Condensed Financial Information of the Registrant
                Schedule II -- Valuation and Qualifying Accounts

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

  4.01 Indenture, dated as of February 26, 1997, between the Registrant and Bank of Montreal Trust Company with respect to the Registrant's 9-7/8%
         Senior Notes Due 2007 (Incorporated herein by reference is Exhibit 4.01 to the Registrant's Current Report on Form 8-K dated May 1, 1997.)
         (File Number 0-16014).

  4.02   Form of Note with respect to the Registrant's 9-7/8% Senior Notes Due
         2007 (Contained in Indenture filed as Exhibit 4.01).

  4.03   Indenture, dated as of April 15, 1996, between Hyperion
         Telecommunications, Inc. and Bank of Montreal Trust Company
         (Incorporated by reference is Exhibit 4.1 to Registration Statement No.
         333-06957 on Form S-4 filed for Hyperion Telecommunications, Inc.).

  4.04   Form of 13% Hyperion Telecommunications, Inc. Senior Discount Notes
         (Incorporated herein by reference is Exhibit 4.3 to Hyperion
         Telecommunications, Inc.'s Registration Statement No. 333-12619 on Form
         S-3, formerly on Form S-1).

  4.05   First Supplemental Indenture, dated as of September 11, 1996, between
         Hyperion Telecommunications, Inc. and Bank of Montreal Trust Company
         (Incorporated herein be reference is Exhibit 4.2 to Hyperion
         Telecommunications, Inc.'s Registration Statement No. 333-12619 on Form
         S-3, formerly on Form S-1).

  4.06   Indenture, dated as of November 12, 1996, between Olympus
         Communications, L.P., Olympus Capital Corporation and Bank of Montreal
         Trust Company (Incorporated herein by reference is Exhibit 10.02 to the Registrant's Current Report on Form 8-K dated December 16, 1996.) (File
         Number 0-16014).

 4.07    Certificate of Designations for 13% Series A and Series B Cumulative
         Exchangeable Preferred Stock (Contained in Exhibit 3.01 to the
         Registrant's Current Report on Form 8-K dated July 24, 1997, which is incorporated herein by reference.) (File Number 0-16014).

 4.08    Certificate of Designations for Series C Convertible Preferred Stock
         (Contained in Exhibit 3.01 to the Registrant's Current Report on Form
         8-K dated July 24, 1997, which is incorporated herein by reference.)
         (File Number 0-16014).

 4.09    Form of Indenture, with respect to the Registrant's 13% Senior
         Subordinated Exchange Debentures due 2009, between the Registrant and the Bank of Montreal Trust Company (Contained in Exhibit 3.01 as Annex
         A to Registrant's Current Report on Form 8-K dated July 24, 1997, which is incorporated herein by reference.) (File Number 0-16014).

 4.10    Form of Certificate for 13% Cumulative Exchangeable Preferred Stock
         (Incorporated herein by reference is Exhibit 4.06 to the Registrant's
         Current Report on Form 8-K dated July 24, 1997.)
         (File Number 0-16014).

 4.11    Form of Certificate for Series C Convertible Preferred Stock
         (Incorporated herein by reference is Exhibit 4.07 to the Registrant's
         Current Report on Form 8-K dated July 24, 1997.) (File Number 0-16014).

 4.12    Indenture, dated as of August 27, 1997, with respect to Hyperion
         Telecommunications, Inc. ("Hyperion") 12-1/4% Senior Secured Notes due
         2004, between Hyperion and the Bank of Montreal Trust Company
         (Incorporated herein by reference to Exhibit 4.01 to Hyperion's Current
         Report on Form 8-K dated August 27, 1997.) (File No. 0-21605).

 4.13    Form of 12-1/4% Senior Secured Note due 2004 (contained in Exhibit 4.12).

 4.14    Second Supplemental Indenture, dated as of August 27, 1997, between
         Hyperion and the Bank of Montreal Trust Company, regarding Hyperion's
         13% Senior Discount Notes due 2003 (Incorporated by reference herein to
         Exhibit 4.06 to Hyperion's Current Report on Form 8-K dated August 27,
         1997.)(File No. 0-21605).

 4.15 Indenture, dated as of September 25, 1997, with respect to the Registrant's 9-1/4% Senior Notes due 2002, between the Registrant and the Bank of Montreal Trust Company (Incorporated herein by reference is Exhibit 4.01 to the Registrant's Current Report on Form 8-K dated
         September 25, 1997.)(File Number 0-16014).

 4.16    Form of 9-1/4% Senior Note due 2002 (contained in Exhibit 4.15).

 4.17 Indenture, dated as of January 21, 1998, with respect to the Registrant's 8-3/8% Senior Notes due 2008, between the Registrant and the Bank of Montreal Trust Company (Incorporated by reference herein is Exhibit 4.01 to the Registrant's Current Report on Form 8-K dated
         January 21, 1998.) (File No. 0-10614).

 4.18    Form of 8-3/8% Senior Note due 2008 (Contained in Exhibit 4.17).

 4.19    First Supplemental Indenture, dated as of November 12, 1998, to January
         1998 Indenture with respect to the Registrant's 8-3/8% Senior Notes due
         2008, between the Registrant and the Bank of Montreal Trust Company
         (Incorporated by reference herein is Exhibit 4.01 to the Registrant's
         Current Report on Form 8-K filed on January 28, 1999.) (File No.
         0-16014).

 4.20    Registration Rights Agreement between Adelphia Communications
         Corporation and the Initial Purchaser, dated November 12, 1998, regarding the Registrant's 8-3/8% Senior Notes due 2008 (Incorporated by reference herein is Exhibit 4.02 to the Registrant's Current Report on Form 8-K filed on January 28, 1999.) (File No. 0-16014).



 4.21 Indenture, dated as of January 13, 1999, with respect to the Registrant's 7-1/2% Senior Notes due 2004 and 7-3/4% Senior Notes due
         2009, between the Registrant and the Bank of Montreal Trust Company
         (Incorporated by reference herein is Exhibit 4.03 to the Registrant's
         Current Report on Form 8-K filed on January 28, 1999.) (File No.
         0-16014).

 4.22    Registration Rights Agreement between Adelphia Communications
         Corporation and the Initial Purchaser, dated January 13, 1999, regarding the Registrant's 7-1/2% Senior Notes due 2004 and 7-3/4%
         Senior Notes due 2009 (Incorporated by reference herein is Exhibit 4.04 to the Registrant's Current Report on Form 8-K, filed on January 28,
         1999.) (File No. 0-16014).

 4.23    Form of 7-1/2% Senior Note due 2004 (Contained in Exhibit 4.21).

 4.24    Form of 7-3/4% Senior Note due 2009 (Contained in Exhibit 4.21).

 4.25    Indenture dated as of March 2, 1999, with respect to Hyperion
         Telecommunications, Inc. 12% Senior Subordinated Notes due 2007, between Hyperion and the Bank of Montreal Trust Company (Incorporated by reference herein is Exhibit 4.01 to the Registrant's Current Report on Form 8-K filed on March 10, 1999.) (File No. 0-16014).

 4.26    Form of 12% Senior Subordinated Notes due 2007 (Contained in Exhibit
         4.25).

 4.27    Registration Rights Agreement between Hyperion Telecommunications, Inc.
         and the Initial Purchasers, dated March 2, 1999, regarding Hyperion's
         12% Senior Subordinated Notes due 2007 (Incorporated by reference herein is Exhibit 10.04 to the Registrant's Current Report on Form 8-K filed on March 10, 1999.) (File No. 0-16014).

 4.28 Base Indenture, dated as of April 28, 1999, with respect to the Registrant's Senior Indebtedness, between the Registrant and The Bank of Montreal Trust Company (Incorporated by reference herein is Exhibit
         4.01 to the Registrant's Current Report on Form 8-K filed on April 28,
         1999.) (File No. 0-16014).

 4.29    The First Supplemental Indenture, dated as of April 28, 1999, to April
         28, 1999 Base Indenture, with respect to the Registrant's 7-7/8% Senior
         Notes due 2009, between the Registrant and The Bank of Montreal Trust
         Company (Incorporated by reference herein is Exhibit 4.02 to the Registrant's Current Report on Form 8-K filed on April 28, 1999.) (File
         No. 0-16014).

 4.30    Form of 7-7/8% Senior Note due 2009 (Contained in Exhibit 4.29).

 10.01 Class B Common Stockholders Agreement (Incorporated herein by reference is Exhibit 10.01 to Registration Statement No. 33-6974 on Form S-1).

 10.02 Joinder to Class B Common Stockholders Agreement (Incorporated herein by reference is Exhibit 10.02 to Registrant's Annual Report on Form
         10-K for the fiscal year ended March 31, 1994.)(File Number 0-16014).

 10.03   Registration Rights Agreement and Amendment to Registration Rights
         Agreement (Incorporated herein by reference are Exhibit 10.02 to Registration Statement No. 33-6974 on Form S-1 and Exhibit 10.35 to
         Registration Statement No. 33-25121 on Form S-1).

 10.04 Form of Management Agreement for Managed Companies (Incorporated herein by reference is Exhibit 10.04 to the Registrant's Annual Report on Form
         10-K for fiscal year ended March 31, 1996.)(File Number 0-16014).

 10.05   Management Agreement--Montgomery Cablevision Associates, L.P.
         (Incorporated herein by reference is Exhibit 10.08 to Registration
         Statement No. 33-6974 on Form S-1).



 10.06   Management Agreement--Adelphia Cablevision Associates of Radnor, L.P.
         (Incorporated herein by reference is Exhibit 10.09 to Registration
         Statement No. 33-6974 on Form S-1).

 10.07   Business Opportunity Agreement (Incorporated herein by reference is
         Exhibit 10.13 to Registration Statement No. 33-3674 on Form S-1).

 10.08*  Employment Agreement between the Company and John J. Rigas
         (Incorporated herein by reference is Exhibit 10.14 to Registration
         Statement No. 33-6974 on Form S-1).

 10.09*  Employment Agreement between the Company and Timothy J. Rigas
         (Incorporated herein by reference is Exhibit 10.16 to Registration
         Statement No. 33-6974 on Form S-1).

 10.10*  Employment Agreement between the Company and Michael J. Rigas
         (Incorporated herein by reference is Exhibit 10.17 to Registration
         Statement No. 33-6974 on Form S-1).

 10.11*  Employment Agreement between the Company and James P. Rigas
         (Incorporated herein by reference is Exhibit 10.18 to Registration
         Statement No. 33-6974 on Form S-1).

 10.12*  $50,000 Term Note and Pledge Agreement between Adelphia Communications
         Corporation as lender and Daniel R. Milliard, dated October 1, 1988
         (Incorporated herein by reference is Exhibit 10.03 to the Registrant's
         Quarterly Report on Form 10-Q for the quarter ended September 30,
         1991.) (File Number 0-16014).

 10.13*  $205,000 Revolving Term Note and Pledge Agreement among Adelphia
         Communications Corporation as lender, Daniel R. Milliard and David
         Acker (Incorporated herein by reference is Exhibit 10.04 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended
         September 30, 1991.)(File Number 0-16014).

  10.14  Olympus Communications, L.P. Second Amended and Restated Limited
         Partnership Agreement, dated as of February 28, 1995 (Incorporated herein by reference is Exhibit 10.32 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1995.) (File Number
         0-16014).

  10.15  Revolving Credit Facility among Adelphia Cable partners, L.P.,
         Southwest Florida Cable, Inc., West Boca Acquisition Limited
         Partnership and Toronto-Dominion (Texas), Inc., as Administrative
         Agent, dated May 12, 1995 (Incorporated herein by reference is Exhibit
         10.03 to the Registrant's Current Report on Form 8-K dated June 30,
         1995.) (File Number 0-16014).

  10.16  Credit Agreement, dated as of April 12, 1996, among Chelsea
         Communications, Inc., Kittanning Cablevision Inc., Robinson/Plum
         Cablevision L.P., the several banks and financial institutions parties thereto, and Toronto Dominion (Texas), Inc. as Administrative Agent
         (Incorporated herein by reference is Exhibit 10.36 to Registrant's
         Current Report on Form 8-K dated June 3, 1996.)(File Number 0-16014).

  10.17  Purchase Agreement dated as of February 21, 1997, between the
         Registrant and Smith Barney Inc. (Incorporated herein by reference is Exhibit 10.02 to the Registrant's Current Report on Form 8-K dated May
         1, 1997.) (File Number 0-16014).

  10.18  Warrant Agreement dated as of April 15, 1996, by and among Hyperion
         Telecommunications, Inc. and Bank of Montreal Trust Company
         (Incorporated by reference is Exhibit 10.13 to Registration Statement
         No. 333-06957 on Form S-4 for Hyperion Telecommunications, Inc.).

  10.19 Warrant Registration Rights Agreement dated as of April 15, 1996, by and among Hyperion Telecommunications, Inc. and the Initial Purchasers
         (Incorporated by reference is Exhibit 10.14 to Registration Statement
         No. 333-06957 on Form S-4 for Hyperion Telecommunications, Inc.).



 10.20*  Hyperion Telecommunications, Inc. Long-Term Incentive Compensation Plan
         (Incorporated herein by reference is Exhibit 10.17 to Hyperion
         Telecommunications, Inc.'s Registration Statement No. 333-13663 on Form
         S-1).

  10.21  Registration Rights Agreement among Charles R. Drenning, Paul D.
         Fajerski, Randolph S. Fowler, Adelphia Communications Corporation and
         Hyperion Telecommunications, Inc. (Incorporated herein by reference is Exhibit 10.18 to Hyperion Telecommunications, Inc.'s Registration
         Statement No. 333-13663 on Form S-1).

  10.22  Registration Rights Agreement between Adelphia Communications
         Corporation and Hyperion Telecommunications, Inc. (Incorporated herein by reference is Exhibit 10.19 to Hyperion Telecommunications, Inc.'s
         Registration Statement No. 333-13663 on Form S-1).

  10.23  First Amendment to the Olympus Communications, L.P. Second Amended and
         Restated Limited Partnership Agreement, dated September 1, 1995
         (Incorporated herein by reference is Exhibit 10.33 to the Registrant's
         Annual Report on Form 10-K/A for the fiscal year ended March 31, 1996.)
         (File Number 0-16014).

  10.24  First Amendment to the Olympus Communications, L.P. Second Amended and
         Restated Limited Partnership Agreement, dated March 29, 1996
         (Incorporated herein by reference is Exhibit 10.34 to the Registrant's
         Annual Report on Form 10-K/A for the fiscal year ended March 31, 1996.)
         (File Number 0-16014).

  10.25  Second Amendment to the Olympus Communications, L.P. Second Amended and
         Restated Limited Partnership Agreement, dated June 27, 1996
         (Incorporated herein by reference is Exhibit 10.35 to the Registrant's
         Annual Report on Form 10-K/A for the fiscal year ended March 31, 1996.)
         (File Number 0-16014).

 10.26*  Employment Agreement between Hyperion Telecommunications, Inc. and
         Daniel R. Milliard dated as of March 4, 1997 (Incorporated herein by reference is Exhibit 10.03 to Adelphia Communications Corporation's
         Current Report on Form 8-K dated May 1, 1997) (File Number 0-16014).

 10.27   Extension Agreement dated as of January 8, 1997, among Hyperion
         Telecommunications, Inc., Adelphia Communications Corporation, Charles
         R. Drenning, Paul D. Fajerski, Randolph S. Fowler, and six Trusts named therein (Incorporated herein by reference is Exhibit 10.04 to Adelphia
         Communications Corporation's Current Report on Form 8-K dated May 1,
         1997) (File Number 0-16014).

10.28    Purchase Agreement among Adelphia Communications Corporation, Smith
         Barney Inc., Bear Stearns & Co. Inc., NationsBanc Capital Markets, Inc.
         and TD Securities (USA) Inc. dated July 1, 1997 (Incorporated herein by reference is Exhibit 10.01 to the Registrant's Current Report on Form
         8-K dated July 24, 1997.) (File Number 0-16014).

10.29    Registration Rights Agreement among Adelphia Communications
         Corporation, the Initial Purchasers and Highland Holdings, dated July
         7, 1997, regarding the 13% Cumulative Exchangeable Preferred Stock
         (Incorporated herein by reference is Exhibit 10.02 to the Registrant's
         Current Report on Form 8-K dated July 24, 1997.) (File Number 0-16014).

10.30 Registration Rights Agreement among Adelphia Communications Corporation and the Initial Purchasers, dated July 7, 1997, regarding the 10-1/2%
         Senior Notes due 2004 (Incorporated herein by reference is Exhibit
         10.03 to the Registrant's Current Report on Form 8-K dated July 24,
         1997.) (File Number 0-16014).



10.31    Registration Rights Agreement among Adelphia Communications
         Corporation, Highland Holdings and Telesat Cablevision, Inc., dated
         July 7, 1997 (Incorporated herein by reference is Exhibit 10.04 to the Registrant's Current Report on Form 8-K dated July 24, 1997.) (File
         Number 0-16014).

10.32    Purchase Agreement between Adelphia Communications Corporation and
         Highland Holdings, dated July 1, 1997 (Incorporated herein by reference is Exhibit 10.05 to the Registrant's Current Report on Form 8-K dated
         July 24, 1997.) (File Number 0-16014).

10.33    Series C Preferred Stock Purchase Agreement among Adelphia
         Communications Corporation, Highland Holdings and Telesat Cablevision,
         Inc., dated June 22, 1997 (Incorporated herein by reference is Exhibit
         10.06 to the Registrant's Current Report on Form 8-K dated July 24,
         1997.) (File Number 0-16014).

10.34    Pledge Agreement between Hyperion and the Bank of Montreal Trust
         Company as Collateral Agent, dated as of August 27, 1997 (Incorporated by reference herein is Exhibit 4.03 to Hyperion's Current Report on Form 8-K dated August 27, 1997) (File No. 0-21605).

10.35    Registration Rights Agreement between Hyperion and the Initial
         Purchasers, dated August 27, 1997, regarding the 12-1/4% Senior Secured
         Notes due 2004 (Incorporated herein by reference to Exhibit 4.04 to Hyperion's Current Report on Form 8-K dated August 27, 1997.) (File No.
         0-21605).

10.36    Pledge, Escrow and Disbursement Agreement, between Hyperion and the
         Bank of Montreal Trust Company dated as of August 27, 1997
         (Incorporated by reference herein to Exhibit 4.05 to Hyperion's Current
         Report on Form 8-K dated August 27, 1997.) (File No. 0-21605).

10.37    Purchase Agreement among Hyperion, Bear Stearns & Co. Inc., Chase
         Securities Inc., TD Securities (USA) Inc., CIBC Wood Gundy Securities
         Corp., and Scotia Capital Markets dated August 21, 1997 (Incorporated herein by reference to Exhibit 10.01 to Hyperion's Current Report on Form 8-K dated August 27, 1997.)
         (File No. 0-21605).

10.38    Purchase Agreement among Adelphia Communications Corporation and Smith
         Barney Inc. dated September 22, 1997 (Incorporated herein by reference is Exhibit 10.01 to the Registrant's Current Report on Form 8-K, dated
         September 25, 1997.) (File Number 0-16014).

10.39    Purchase Agreement among Adelphia Communications Corporation and
         Salomon Brothers Inc. dated January 15, 1998 (Incorporated by reference herein is Exhibit 10.01 to the Registrant's Current Report on Form 8-K dated January 21, 1998.) (File No. 0-16014).

10.40*   Management Services Agreement dated as of April 10, 1998, between the
         Registrant and Hyperion Telecommunications, Inc. (Incorporated herein by reference is Exhibit 10.23 to Registration Statement No. 333-48209 on Form S-1 filed by Hyperion Telecommunications, Inc.).

10.41    Letter Agreement dated April 10, 1998, among Hyperion
         Telecommunications, Inc., the Registrant and MCImetro Access
         Transmission Services, Inc. (Incorporated herein by reference is Exhibit 10.24 to Registration Statement No. 333-48209 on Form S-1 filed by Hyperion Telecommunications, Inc.).

10.42 Amendment to Registration Rights Agreement dated as of April 15, 1998, between Hyperion Telecommunications, Inc. and the Registrant
         (Incorporated herein by reference is Exhibit 10.25 to Registration
         Statement No. 333-48209 on Form S-1 filed by Hyperion
         Telecommunications, Inc.).

10.43    Letter Agreement dated as of April 9, 1998, between Hyperion
         Telecommunications, Inc. and the Registrant regarding the purchase of Hyperion's Class A Common Stock (Incorporated herein by reference is
         Exhibit 10.26 to Registration Statement No. 333-48209 on Form S-1 filed by Hyperion Telecommunications, Inc.).



10.44    U.S. Underwriting Agreement dated May 4, 1998 among Hyperion
         Telecommunications, Inc. and the Representatives named therein
         (Incorporated herein by reference is Exhibit 10.01 to Hyperion
         Telecommunications, Inc.'s Current Report on Form 8-K dated June 24,
         1998.) (File Number 0-21605).

10.45    International Underwriting Agreement dated May 4, 1998 among Hyperion
         Telecommunications, Inc. and the Representatives named therein
         (Incorporated herein by reference is Exhibit 10.02 to Hyperion
         Telecommunications, Inc.'s Current Report on Form 8-K dated June 24,
         1998.) (File Number 0-21605).

10.46    Warrant issued by Hyperion Telecommunications, Inc. to MCI dated May 8,
         1998 (Incorporated herein by reference is Exhibit 10.03 to Hyperion
         Telecommunications, Inc.'s Current Report on Form 8-K dated June 24,
         1998.) (File Number 0-21605).

10.47 Warrant issued by Hyperion Telecommunications, Inc. to the Registrant dated June 5, 1998 (Incorporated herein by reference is Exhibit 10.04 to Hyperion Telecommunications, Inc.'s Current Report on Form 8-K dated
         June 24, 1998.) (File Number 0-21605).

10.48    Purchase Agreement among Adelphia Communications Corporation and
         Barclays Capital, Inc. dated June 29, 1998 (Incorporated herein by reference is Exhibit 10.01 to the Registrant's Current Report on Form
         8-K dated July 23, 1998).

10.49    U.S. Underwriting Agreement between the Registrant and the
         Representatives of the U.S. Underwriters named therein, dated August
         12, 1998 (Incorporated herein by reference is Exhibit 10.01 to the Form
         8-K of the Registrant for the event dated August 18, 1998.) (File No.
         000-16104).

10.50    International Underwriting Agreement between the Registrant and the
         Lead Managers of the Managers named therein, dated August 12, 1998
         (Incorporated herein by reference is Exhibit 10.02 to the Form 8-K of the Registrant for the event dated August 18, 1998.) (File No.
         000-16104).

10.51    Direct Purchase Agreement between the Registrant and Highland
         Communications, L.L.C., dated August 12, 1998 (Incorporated herein by reference is Exhibit 10.03 to the Form 8-K of the Registrant for the event dated August 18, 1998.) (File No. 000-16104).

10.52*   Adelphia Communications Corporation 1998 Long-Term Incentive
         Compensation Plan (Incorporated herein by reference is Exhibit A to the Registrant's Proxy Statement for the Annual Meeting of Stockholders on
         October 6, 1998.) (File No. 000-16104).

10.53    Distribution Agreement dated as of August 31, 1998 among Syracuse
         Hilton Head Holdings, L.P., Adelphia Communications Corporation and
         SHHH Acquisition Corp. (Incorporated herein by reference is Exhibit
         10.05 to the Form 10-Q of the Registrant for the quarter ended
         September 30, 1998.) (File No. 0-16104).

10.54    Second Amendment to Credit Agreement, dated as of April 12, 1996, among
         Chelsea Communications, Inc., Kittanning Cablevision Inc.,
         Robinson/Plum Cablevision L. P., the several banks and financial institutions parties thereto, and Toronto Dominion (Texas), Inc. as Administrative Agent (Incorporated herein by reference is Exhibit 10.06 to the Form 10-Q of the Registrant for the quarter ended September 30, 1998.) (File No. 0-16104).

10.55    Purchase Agreement among Adelphia Communications Corporation and
         Barclays Capital, Inc. (the "Initial Purchaser") dated November 6, 1998
         (Incorporated by reference herein is Exhibit 10.01 to the Registrant's
         Current Report on Form 8-K, filed January 28, 1999.) (File No.
         0-16104).

10.56    Purchase Agreement among Adelphia Communications Corporation and
         Salomon Smith Barney, Inc., Credit Suisse First Boston Corporation,
         Goldman Sachs & Co., Lehman Brothers, Inc. and NationsBank Montgomery
         Securities LLC (the "Initial Purchasers") dated January 6, 1999
         (Incorporated by reference herein is Exhibit 10.02 to the Registrant's
         Current Report on Form 8-K, filed January 28, 1999.)
         (File No. 0-16104).



10.57    Credit Agreement, dated as of December 30, 1998, among Parnassos, L.P.
         as the Borrower, various financial institutions as the Lenders, the Bank of Nova Scotia as the Administrative Agent, Nationsbank, N.A. as the Documentation Agent, and TD Securities (USA) Inc. as the
         Syndication Agent (Incorporated by reference herein is Exhibit 10.03 to the Registrant's Current Report on Form 8-K, filed January 28, 1999.)
         (File No. 0-16104).

10.58    Registration Rights Agreement among Adelphia Communications
         Corporation, Doris Holdings, L.P. and Highland Holdings II dated
         January 14, 1999 (Incorporated by reference herein is Exhibit 10.04 to the Registrant's Current Report on Form 8-K, filed January 28, 1999.)
         (File No. 0-16104).

10.59 Underwriting Agreement dated January 11, 1999 between the Registrant and Goldman, Sachs & Co. (Incorporated by reference herein is Exhibit
         1.01 to the Registrant's Current Report on Form 8-K, filed January 13,
         1999.) (File No. 0-16104).

10.60 Purchase Agreement between the Registrant and Highland Holdings II dated January 11, 1999 (Incorporated by reference herein is Exhibit
         10.01 to the Registrant's Current Report on Form 8-K, filed January 13,
         1999.) (File No. 0-16104).

10.61 Stock Purchase Agreement dated January 28, 1999 (Incorporated herein by reference is Exhibit 13 to Amendment No. 3 to Schedule 13D filed
         February 8, 1999 on behalf of FPL Group, Inc.).

10.62    Class B Voting Agreement, dated as of March 5, 1999, among Adelphia
         Communications Corporation, Leonard Tow, The Claire Tow Trust, and the
         Trust Created by Claire Tow under date of December 10, 1979
         (Incorporated herein by reference is Exhibit 10.01 to the Registrant's
         Current Report on Form 8-K for the event dated February 22, 1999.)
         (File No. 0-16104).

10.63    Rigas Class B Voting Agreement , dated as of March 5, 1999, among
         Century Communications Corp., John Rigas, Michael Rigas, Timothy Rigas and James Rigas (Incorporated herein by reference is Exhibit 10.02 to the Registrant's Current Report on Form 8-K for the event dated
         February 22, 1999.) (File No. 0-16104).

10.64    Purchase Agreement between Hyperion Telecommunications, Inc. and the
         Initial Purchasers named therein, dated as of February 25, 1999, regarding Hyperion's 12% Senior Subordinated Notes due 2007
         (Incorporated herein by reference is Exhibit 10.03 to the Registrant's
         Current Report on Form 8-K for the event dated February 22, 1999.)
         (File No. 0-16104).

10.65    Purchase Agreement between Hyperion Telecommunications, Inc. and
         Highland Holdings, dated as of February 25, 1999, regarding Hyperion's
         12% Senior Subordinated Notes due 2007 (Incorporated herein by reference is Exhibit 10.05 to the Registrant's Current Report on Form
         8-K for the event dated February 22, 1999.) (File No. 0-16104).

10.66 Class B Common Stock Purchase Letter Agreement dated April 9, 1999 between Adelphia Communications Corporation and Highland Holdings
         (Incorporated herein by reference is Exhibit 10.01 to the Registrant's
         Current Report on Form 8-K for the event dated April 9, 1999.) (File
         No. 0-16104).

10.67    Class A Common Stock Underwriting Agreement among Adelphia
         Communications Corporation, Salomon Smith Barney Inc. and the other underwriters named therein, as representatives of the Underwriters, dated April 23, 1999 (Incorporated by reference herein is Exhibit 1.01 to the Current Report on Form 8-K of the Registrant for the event dated
         April 28, 1999.) (File No. 0-16104).

10.68    7-7/8% Senior Notes Underwriting Agreement among Adelphia
         Communications Corporation and Chase Securities Inc., as representative of the Underwriters, dated April 23, 1999 (Incorporated by reference herein is Exhibit 10.02 to the Current Report on Form 8-K of the Registrant for the event dated April 28, 1999.) (File No. 0-16104).

10.69 5-1/2% Series D Convertible Preferred Stock Underwriting Agreement among Adelphia Communications Corporation and Salomon Smith Barney
         Inc., as representative of the Underwriters, dated April 26, 1999
         (Incorporated by reference herein is Exhibit 1.03 to the Current Report on Form 8-K of the Registrant for the event dated April 28, 1999.)
         (File No. 0-16104).

21.01    Subsidiaries of the Registrant (Filed herewith).

23.01    Consent of Deloitte & Touche LLP (Filed herewith).

27.01    Financial Data Schedule (Filed herewith).

99.01    Materials incorporated by reference in this Transition Report on Form
         10-K of the Olympus Communications, L.P. and Olympus Capital
         Corporation Form 10-K for the year ended December 31, 1998.


* Denotes management contracts and compensatory plans and arrangements required to be identified by Item 14(a)(3).

     The Registrant will furnish to the Commission upon request copies of instruments not filed herewith which authorize the issuance of long-term obligations of Registrant not in excess of 10% of the Registrant's total assets on a consolidated basis.

(b) The Registrant filed Form 8-Ks dated November 9, 1998, November 13, 1998 and December 23, 1998, which reported information under Items 5 and 7 thereof. No financial statements were filed with such Form 8-K report.

(c) The Company hereby files as exhibits to this Transition Report on Form 10-K the exhibits set forth in Item 14(a)(3) hereof which are not incorporated by reference.

(d) The Company hereby files as financial statement schedules to this Transition Report on Form 10-K the financial statement schedules set forth in Item 14(a)(2) hereof.


                                             SCHEDULE I (Page 1 of 4)
                               ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                       Condensed Information as to the Financial Position of the Registrant
                                              (Dollars in thousands)
                                                                           March 31,    December 31,
                                                                             1998           1998
                                                                        -------------  -------------
ASSETS:
Investment in and net advances to cable television
subsidiaries and related parties                                        $     873,398  $   1,123,615
Property and equipment - net                                                   30,776         28,889
Cash and cash equivalents                                                         103            105
Other assets - net                                                             81,823         67,346
                                                                        -------------  -------------
Total                                                                   $     986,100  $   1,219,955
                                                                        =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY):

Losses and distributions in excess of investments in and net advances
to cable television subsidiaries                                        $     515,957  $     201,636
Parent debt                                                                 1,580,274      1,810,212
Other debt                                                                      2,745          2,096
Accrued interest and other liabilities                                         54,927         79,566
                                                                        -------------  -------------
Total liabilities                                                           2,153,903      2,093,510

Redeemable exchangeable preferred stock                                       148,062        148,191

Stockholders' equity (deficiency) - see consolidated financial
statements included herein for details                                     (1,315,865)    (1,021,746)
                                                                        -------------  -------------
Total                                                                   $     986,100  $   1,219,955
                                                                        =============  =============




                    See notes to condensed financial information of the Registrant.


                                            SCHEDULE I (Page 2 of 4)
                              ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                          Condensed Information as to the Operations of the Registrant
                                             (Dollars in thousands)

                                                                                Nine Months
                                                                                  Ended
                                                         Year Ended March 31,  December 31,
                                                           1997         1998        1998
                                                      -----------  -----------  -----------
INCOME:

Income from subsidiaries and affiliates               $    57,479  $    65,369  $    68,011
                                                      -----------  -----------  -----------

EXPENSES:

Operating expenses and fees to subsidiaries                 2,044        2,144          316
Depreciation and amortization                               5,882        7,408        4,106
Interest expense to subsidiaries and affiliates            18,591       16,831       12,902
Interest expense to others                                103,735      134,984      108,809
                                                      -----------  -----------  -----------
Total                                                     130,252      161,367      126,133
                                                      -----------  -----------  -----------

Loss before gain on sale of investments, equity in
net loss of subsidiaries and extraordinary items          (72,773)     (95,998)     (58,122)

Gain on sale of investments                                 3,746        1,927         --
Equity in net loss of subsidiaries                        (49,905)     (68,483)     (52,671)
                                                      -----------  -----------  -----------
Loss before extraordinary loss                           (118,932)    (162,554)    (110,793)
Extraordinary loss on early retirement of debt            (11,710)     (11,325)      (4,337)
                                                      -----------  -----------  -----------
Net loss                                                 (130,642)    (173,879)    (115,130)
Dividend requirements applicable to preferred stock          --        (18,850)     (20,718)
                                                      ===========  ===========  ===========
Net loss applicable to common stockholders            $  (130,642) $  (192,729) $  (135,848)
                                                      ===========  ===========  ===========



                                            SCHEDULE I (Page 3 of 4)
                              ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                          Condensed Information as to the Cash Flows of the Registrant
                                             (Dollars in thousands)

                                                                                       Nine Months
                                                                                          Ended
                                                             Year Ended March 31,      December 31,
                                                              1997           1998          1998
                                                         -------------  -------------  ------------
Cash flows from operating activities:
Net loss                                                 $   (130,642)  $   (173,879)  $   (115,130)
Adjustments to reconcile net loss to net cash used
for operating activities:
Equity in net loss of subsidiaries                             49,905         68,483         52,671
Gain on sale of investments                                    (3,746)        (1,927)          --
Extraordinary loss on debt retirement                          11,710         11,325          4,337
Depreciation and amortization                                   5,882          7,408          4,106
Noncash interest expense                                       17,893          9,389            545
Change in operating assets and liabilities:
Other assets                                                     (711)         1,661         15,554
Accrued interest and other liabilities                         (2,165)         2,814         22,062
                                                         ------------   ------------   ------------
Net cash used for operating activities                        (51,874)       (74,726)       (15,855)
                                                         ------------   ------------   ------------

Cash flows from investing activities:
Investments in and advances to subsidiaries
and related parties - net                                    (162,812)      (539,459)      (664,629)
Expenditures for property, plant and equipment                   (669)          (722)          (835)
Proceeds from sale of investments                                --           12,678           --
                                                         ------------   ------------   ------------
Net cash used for investing activities                       (163,481)      (527,503)      (665,464)
                                                         ------------   ------------   ------------

Cash flows from financing activities:
Proceeds from debt                                            348,312        624,142        299,232
Repayments of debt                                           (122,615)      (232,421)       (70,488)
Issuance of redeemable exchangeable preferred stock              --          147,976           --
Issuance of convertible preferred stock                          --           97,000           --
Issuance of Hyperion Class A common stock                        --             --          205,559
Issuance of Class A common stock                                 --             --          275,880
Costs associated with issuance of Class A common stock           --             --           (7,954)
Preferred stock dividends paid                                   --          (14,787)       (15,843)
Premium paid on early retirement of debt                       (8,207)       (12,153)        (2,095)
Debt financing costs                                           (5,135)        (7,522)        (2,970)
                                                         ------------   ------------   ------------
Net cash provided by financing activities                     212,355        602,235        681,321
                                                         ------------   ------------   ------------

(Decrease) increase in cash and cash equivalents               (3,000)             6              2

Cash and cash equivalents, beginning of period                  3,097             97            103
                                                         ------------   ------------   ------------

Cash and cash equivalents, end of period                 $         97   $        103   $        105
                                                         ============   ============   ============

Supplemental disclosure of cash flow activity -
Cash payments for interest                               $    106,746   $    134,805   $     97,972
                                                         ============   ============   ============

                            SCHEDULE I (Page 4 of 4)
              ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           Notes to Condensed Financial Information of the Registrant
                             (Dollars in thousands)

    1. Amounts advanced between Adelphia and related parties:

      Adelphia Communications Corporation ("Adelphia") has periodically advanced to and borrowed funds from subsidiaries and affiliates. Adelphia and its subsidiaries and affiliates charge interest on such amounts at rates ranging from 2% to 11% with principal due upon demand five years after December 31, 1998.

     2.  Reclassifications:

      Certain prior period amounts have been reclassified to conform with the current period presentation.


                                             SCHEDULE II
                         ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                 VALUATION AND QUALIFYING ACCOUNTS
                                      (Dollars in thousands)

                                                      Balance           Charged
                                                        at             to Costs                              Balance
                                                     Beginning            and            Deductions-          at End
                                                     of Period         Expenses          Write-Offs         of Period
                                                   --------------    --------------     --------------     -------------
Year Ended March 31, 1997

Allowance for doubtful accounts                  $         1,216   $         8,398    $         8,269   $         1,345
                                                 ================  ================   ================  ================

Valuation allowance for deferred tax assets      $       301,485   $        57,800    $            --   $       359,285
                                                 ================  ================   ================  ================

Year Ended March 31, 1998

Allowance for doubtful accounts                  $         1,345   $         8,685    $         8,864   $         1,166
                                                 ================  ================   ================  ================

Valuation allowance for deferred tax assets      $       359,285   $        48,775    $            --   $       408,060
                                                 ================  ================   ================  ================

Nine Months Ended December 31, 1998

Allowance for doubtful accounts                  $         1,166   $         8,765    $         7,078   $         2,853
                                                 ================  ================   ================  ================

Valuation allowance for deferred tax assets      $       408,060   $        31,220    $            --   $       439,280
                                                 ================  ================   ================  ================


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ADELPHIA COMMUNICATIONS CORPORATION

May 25, 1999                                 By:  /s/ John J. Rigas
                                                      John J. Rigas,
                                                      Chairman, President and
                                                      Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

May 25, 1999                                      /s/ John J. Rigas
                                                      John J. Rigas,
                                                      Director

May 25, 1999                                      /s/ Timothy J. Rigas
                                                      Timothy J. Rigas,
                                                      Executive Vice President,
                                                      Chief Financial Officer,
                                                      Chief Accounting Officer,
                                                      Treasurer and Director

May 25, 1999                                      /s/ Michael J. Rigas
                                                      Michael J. Rigas,
                                                      Executive Vice President,
                                                      Operations and Director

May 25, 1999                                      /s/ James P. Rigas
                                                      James P. Rigas,
                                                      Executive Vice President,
                                                      Strategic Planning and
                                                      Director

May 25, 1999                                      /s/ Daniel R. Milliard
                                                      Daniel R. Milliard,
                                                      Senior Vice President,
                                                      Secretary and Director

May 25, 1999                                      /s/ Dennis P. Coyle
                                                      Dennis P. Coyle,
                                                      Director

May 25, 1999                                      /s/ Pete J. Metros
                                                      Pete J. Metros,
                                                      Director

May 25, 1999                                      /s/ Perry S. Patterson
                                                      Perry S. Patterson,
                                                      Director