Form 10-K/A
period 1998-12-31
ADELPHIA COMMUNICATIONS CORP
filed 1999-06-29
CIK 796486

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

____ Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934



X__ Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from April 1, 1998 to December 31, 1998

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

Aggregate market value of outstanding Class A common stock par value $.01 per share, held by non-affiliates of the registrant at May 24, 1999 was $2.82 billion based on the closing sale price as computed by the NASDAQ National Market system a of that date. For purposes of this calculation only, affiliates are deemed to be directors and executive officers of the registrant.

At May 24, 1999, 50,328,343 shares of Class A common stock, par value $0.01 per share, and 10,834,476 shares of Class B common stock, par value $0.01 per share, of the registrant were outstanding.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the form 10-K or any amendment to the Form 10-K. X

The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Transition Report on Form 10-K for the nine months ended December 31, 1998 as set forth in the pages attached hereto:

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



                                   ADELPHIA COMMUNICATIONS CORPORATION



June 28, 1999                    By:   /s/ Timothy J. Rigas
                                      -------------------------------
                                      Timothy J. Rigas
                                      Executive Vice President, Chief Financial
                                      Officer, Chief Accounting Officer,
                                      Treasurer and Director

Item 10.  Directors and Executive Officers of the Registrant

         The information set forth in Part I under the caption "Executive Officers of the Registrant" is incorporated herein by reference. All of the following directors were first elected or appointed as directors in 1986 except for Mr. Dennis Coyle. Mr. Coyle was first elected as a director of the Company in 1995.


Perry S. Patterson
Age 81

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


John J. Rigas
Age 74

         John J. Rigas is the founder, Chairman, President and Chief Executive Officer of Adelphia and is President of its subsidiaries. He is also Chairman and a director of Hyperion Telecommunications, Inc. ("Hyperion"). Mr. Rigas has served as President or general partner of most of the constituent entities which became wholly-owned subsidiaries of Adelphia upon its formation in 1986, as well as the cable television operating companies acquired by the Company which were wholly or partially owned by members of the John J. Rigas family or entities controlled by them ("the Rigas Family"). Mr. Rigas has owned and operated cable television systems since 1952. Among business and community service activities, Mr. Rigas is Chairman of the Board of Directors of Citizens Bancorp., Inc., Coudersport, Pennsylvania, and a member of the Board of Directors of Charles Cole Memorial Hospital. He is a director of the National Cable Television Association and a past President of the Pennsylvania Cable Television Association. He is also a member of the Board of Directors of C-SPAN and the Cable Advertising Bureau, and is a Trustee of St. Bonaventure University. He graduated from Rensselaer Polytechnic Institute with a B.S. in Management Engineering in 1950.

         John J. Rigas is the father of Michael J. Rigas, Timothy J. Rigas and James P. Rigas, each of whom currently serves as a director and executive officer of the Company.


Michael J. Rigas
Age 45

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


Timothy J. Rigas
Age 43

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


James P. Rigas
Age 41

         James P. Rigas is Executive Vice President, Strategic Planning of Adelphia and is a Vice President of its subsidiaries, and also serves as Vice Chairman, Chief Executive Officer and Chief Operating Officer and a director of Hyperion. Since February 1986, Mr. Rigas has served as a Senior Vice President, Vice President or other officer of the constituent entities which became wholly-owned subsidiaries of Adelphia upon its formation in 1986, as well as the cable television operating companies acquired by the Company which were wholly or partially owned by members of the Rigas Family. Among his business activities, Mr. Rigas is a member of the Board of Directors of Cable Labs. Mr. Rigas graduated from Harvard University (magna cum laude) in 1980 and received a Juris Doctor degree and an M.A. degree in Economics from Stanford University in 1984. From June 1984 to February 1986, he was a consultant with Bain & Co., a management consulting firm.


Daniel R. Milliard
Age 51

         Daniel R. Milliard is Senior Vice President and Secretary of Adelphia and its subsidiaries. He also serves as President, Vice Chairman, Secretary and a director of Hyperion, having also served as Chief Operating Officer of Hyperion from 1996 through March 1999. Since 1982, Mr. Milliard served as Vice President, Secretary and/or General Counsel of Adelphia and the constituent entities which became wholly-owned subsidiaries of Adelphia, as well as the cable television operating companies acquired by the Company which were wholly or partially owned by members of the Rigas Family. He served as outside general counsel to the Company's predecessors from 1979 to 1982. Mr. Milliard graduated from American University in 1970 with a Bachelor of Science degree in Business Administration. He received an M.A. degree in Business from Central Missouri State University in 1971, where he was an Instructor in the Department of Finance, School of Business and Economics, from 1971-1973, and received a Juris Doctor degree from the University of Tulsa School of Law in 1976. He is a Director of Citizens Bancorp., Inc. in Coudersport, Pennsylvania and President of the Board of Directors of Charles Cole Memorial Hospital.


Pete J. Metros
Age 59

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


Dennis P. Coyle
Age 60

         Dennis P. Coyle is General Counsel and Secretary of FPL Group, Inc. and Florida Power & Light Company. Mr. Coyle was named General Counsel of FPL Group, Inc. and Florida Power & Light Company in 1989, and assumed the additional title and responsibilities of Secretary of such companies in 1991. He graduated from Dartmouth College in 1960 and received his law degree from Columbia University in 1965. In an investment agreement with respect to Olympus Communications, L.P. ("Olympus," a joint venture of the Company), John, Michael, Timothy and James Rigas had agreed to vote a sufficient number of shares of the Company's Class A common stock to elect to the Board a nominee of Telesat Cablevision, Inc., which is the Company's joint venture partner in Olympus. This agreement terminated on January 29, 1999 when Telesat sold all of its Adelphia stock to the Company. Prior to such termination, Mr. Coyle was the nominee of Telesat Cablevision, Inc., which is an indirect, wholly-owned subsidiary of FPL Group, Inc.

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

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company or written representations that no other reports were required, the Company's directors, executive officers and more than ten percent stockholders filed on a timely basis all reports due under Section 16(a) for the period from April 1, 1998 through December 31, 1998.


Item 11. Executive Compensation

Summary Compensation Table

         The following table sets forth certain information regarding compensation paid by the Company for services rendered during the Company's nine and twelve months ended December 31, 1998 and the fiscal years ended March 31, 1998 and March 31, 1997 to the Company's Chief Executive Officer and the four most highly compensated executive officers whose compensation exceeded $100,000 in salary and bonus during the twelve months ended December 31, 1998:


Annual Compensation
                                                                                      Long-Term
                                                                                    Compensation
                                           Period             Compensation($)         Restricted             All Other
Name and Principal Position               Ended (a)         Salary       Bonus     Stock Awards($)   Compensation ($) (b) (c)
---------------------------               ---------         ------       -----     ---------------   ------------------------

John J. Rigas                      9 months ended 12/98    1,018,789        --          --                   200,750
Chairman, President and            12 months ended 12/98   1,367,399        --          --                   461,061
Chief Executive Officer            12 months ended 3/98    1,271,939        --          --                   461,378
                                   12 months ended 3/97    1,235,194        --          --                   473,852

Michael J. Rigas                   9 months ended 12/98      171,484        --          --                    10,950
Executive Vice President,          12 months ended 12/98     229,866        --          --                    10,950
Operations                         12 months ended 3/98      213,011        --          --                    10,950
                                   12 months ended 3/97      206,857        --          --                    10,950

Timothy J. Rigas                   9 months ended 12/98      171,484        --          --                    10,950
Executive Vice President, Chief    12 months ended 12/98     229,866        --          --                    10,950
Financial Officer, Chief           12 months ended 3/98      213,089        --          --                    10,950
Accounting Officer and Treasurer   12 months ended 3/97      207,618        --          --                    10,950

James P. Rigas                     9 months ended 12/98      171,003        --          --                    11,431
Executive Vice President,          12 months ended 12/98     229,385        --          --                    11,431
Strategic Planning                 12 months ended 3/98      213,011        --          --                    11,410
                                   12 months ended 3/97      206,857        --          --                    11,410

Daniel R. Milliard (d)             9 months ended 12/98      176,438        --       760,500                   5,340
Senior Vice President and          12 months ended 12/98     238,191        --       760,500                   5,340
Secretary                          12 months ended 3/98      229,810        --        27,000                   5,340
                                   12 months ended 3/97      238,863      75,000     156,000                   5,340


(a) On March 30, 1999, the Company changed its fiscal year end from March 31 to December 31. The twelve months ended December 31, 1998 includes three months of compensation from the fiscal year ended March 31, 1998.

(b) Nine months ended December 31, 1998, twelve months ended December 31, 1998 and fiscal years ended March 31, 1998 and 1997 amounts include: (i) life insurance premiums paid during each respective period by the Company (or, in the case of Daniel R. Milliard, Hyperion) under employment agreements with John J. Rigas, Michael J. Rigas, Timothy J. Rigas, James P. Rigas and Daniel R. Milliard, in premium payment amounts of $200,000, $10,200, $10,200, $10,681 and $4,590, respectively, during the nine and twelve months ended December 31, 1998, $200,000, $10,200, $10,200, $10,660 and
     $4,590, respectively, during the fiscal years ended March 31, 1998 and 1997, on policies owned by the respective named executive officers; (ii) $0, $227,805, $230,746 and $250,970 for John J. Rigas which represents the dollar value of the benefit of the whole-life portion of the premiums paid by the Company during the nine and twelve months ended December 31, 1998, respectively, and the fiscal years ended March 31, 1998 and 1997, respectively, pursuant to a split-dollar life insurance arrangement projected on an actuarial basis; (iii) $0, $32,506, $29,882 and $22,132 for John J. Rigas which represents payments by the Company during the nine and twelve months ended December 31, 1998, respectively, and the fiscal years ended March 31, 1998 and 1997, respectively, pursuant to a split-dollar life insurance arrangement that is attributable to term life insurance coverage; and (iv) $750 in Company matching contributions for each executive officer under the Company's 401(k) savings plan for the nine and twelve months ended December 31, 1998 and the fiscal years ended March 31, 1998 and 1997, respectively. The amounts shown above do not include transactions between the Company and certain executive officers or certain entities which are privately owned in whole or in part by the executive officers named in the table. See "Item 13, Certain Relationships and Related Transactions."

     In accordance with an agreement related to the split-dollar life insurance arrangement referred to above, the Company will be reimbursed for all premiums paid related to such arrangement upon the earlier of death of both the insured and his spouse or termination of the insurance policies related to such arrangement.

(c) Does not include the value of certain non-cash compensation to each respective named individual which did not exceed the lesser of $50,000 or 10% of such individual's total annual salary shown in the table.

(d) Amounts shown for Daniel R. Milliard include amounts paid by the Company under Mr. Milliard's employment agreement with the Company, which was terminated March 4, 1997 and amounts paid since March 4, 1997 under Mr. Milliard's new employment agreement with Hyperion as described below. Mr. Milliard was granted, pursuant to his employment agreement, restricted stock bonus awards under Hyperion's 1996 Long-Term Incentive Compensation Plan ("1996 Plan") of 338,000, 58,500 and 58,500 shares of Hyperion Class A common stock which had a value of approximately $156,000, $27,000 and $760,500 as of March 4, 1997, April 1, 1997 and April 1, 1998 (the dates of grant), respectively. The 455,000 shares are not subject to vesting and will fully participate in dividends and distributions.

     All of the executive officers are eligible to receive stock options or stock bonuses of Class A common stock under the Company's 1998 Long-Term Incentive Compensation Plan ("1998 Plan"), to be awarded or granted at the discretion of the Plan Administrator (as defined therein), subject to certain limitations on the number of shares that may be awarded to each executive officer under the 1998 Plan. No awards were made under the 1998 Long-Term Incentive Compensation Plan or the Stock Option Plan of 1986 during the twelve months ended December 31, 1998, although Hyperion approved the issuance of certain stock options and restricted stock awards under its 1996 Plan to certain executive officers of Adelphia. (See Item
     13).


Employment Contracts and Termination of Employment

         During the nine months ended December 31, 1998, each of the named executive officers other than Mr. Milliard had an employment agreement with the Company which is automatically renewable each year unless one party gives the other prior notice and which provides among other things for compensation review by the Compensation Committee, the insurance premium payments listed in note
(a)(i) to the Summary Compensation Table above, and benefits. In addition, under such employment agreements, upon termination of such employment for any reason other than "for cause," each of the executive officers will be entitled to receive severance pay equal to three months of his salary plus the amount of insurance premiums payable under such officer's employment agreement which, as of January 1, 1999, in the aggregate in the case of John J. Rigas would be approximately $452,446.

         As of March 4, 1997, Mr. Milliard entered into an employment agreement with Hyperion, currently a 66% owned subsidiary of the Company, and terminated his employment agreement with Adelphia. Mr. Milliard serves as President and Vice Chairman of Hyperion. Mr. Milliard's employment agreement with Hyperion provides for base salary, annual cash bonuses based on achievement, stock options and stock bonuses, certain employee benefits and certain change-in-control and other provisions, and expires on March 31, 2001 unless terminated earlier pursuant to its terms. Mr. Milliard continues to serve as a director, senior vice president and secretary of Adelphia, although he receives no additional compensation for serving in such capacities.

         The Company pays the annual premiums related to a split-dollar life insurance arrangement for joint and survivor life insurance coverage for John J. Rigas and his spouse. Upon the earlier of the death of Mr. Rigas and the death of his spouse or the termination of the arrangement, the Company will recover all of the premiums previously paid by the Company. The compensation related to such arrangement is derived as described in notes (b)(ii) and (iii) to the Summary Compensation Table above.


Compensation Committee Interlocks and Insider Participation


         Perry S. Patterson and Pete J. Metros serve as members of the Compensation Committee of the Board of Directors. Neither Mr. Patterson nor Mr. Metros has been an officer or employee of the Company.


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

 Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth, based on information available to the Company as of May 24, 1999, certain information with respect to the beneficial ownership of Class A common stock and Class B common stock by each director or nominee for director, all executive officers and directors of Adelphia as a group, and each person known to Adelphia to own beneficially more than 5% of such Common stock, based on 50,328,343 shares of Class A common stock and 10,834,476 shares of Class B common stock outstanding, respectively, as of such date. Unless otherwise noted, each of the shareholders in the table has sole voting and investment power. The business address of each 5% beneficial owner named below, unless otherwise noted, is Main at Water Street, Coudersport, Pennsylvania 16915.





                                          Shares of         Percent of          Shares of          Percent of
                                           Class A            Class A            Class B             Class B
                                           Common             Common              Common             Common
Name                                        Stock              Stock              Stock               Stock
----                                        -----              -----              -----               -----
John J. Rigas                                (a)                (b)             5,883,004(c)           54.3%

Michael J. Rigas                             (a)                (b)             1,915,970(c)           17.7%

Timothy J. Rigas                             (a)                (b)             1,915,970(c)           17.7%

James P. Rigas                               (a)                (b)             1,151,634(c)           10.6%

Daniel R. Milliard                           1,000(d)           (e)                 --                  --

Perry S. Patterson                           1,250              (e)                 --                  --

Pete J. Metros                                 100              (e)                 --                  --

Dennis P. Coyle                              1,000              (e)                 --                  --

All executive officers and directors
   as a group (eight persons)           35,036,562(a)(c)        (b)            10,572,731(c)           97.6%

Ellen K. Rigas                               (f)                (g)               261,762(c)            2.4%

Doris Holdings, L.P. (h)                 2,398,151               4.8%               --                  --

Highland Holdings II (i)                 4,000,000               7.9%               --                  --

Highland Communications,
  L.L.C.(i)                              8,556,268              17.0%               --                  --

Highland Preferred
  Communications, L.L.C. (i)             9,433,962              15.8%               --                  --

Highland Holdings (i)                        (i)                (i)                 --                  --

Janus Capital Corporation (j)
  100 Fillmore Street
  Denver, CO  80206-4923                 6,262,306              12.4%               --                  --

Booth American Company
  333 W. Fort Street, 12th Floor
  Detroit, MI  48226                     3,571,428               7.1%               --                  --


(a) The holders of Class B common stock are deemed to be beneficial owners of an equal number of shares of Class A common stock because Class B common stock is convertible into Class A common stock on a one-to-one basis. In addition, the following persons own or have the power to direct the voting of shares of Class A common stock in the following amounts: John J. Rigas, 431,800 shares - 71,700 shares directly and 360,100 shares through Doris Holdings, L.P. ("Doris"); Michael J. Rigas, 193,500 shares - 200 shares directly and 193,300 shares through Doris; Timothy J. Rigas, 193,500 shares
     - 200 shares directly and 193,300 shares through Doris; James P. Rigas, 193,300 shares through Doris. John J. Rigas shares voting power with his spouse with respect to 106,300 of such shares held through Doris. Each of John J. Rigas, Michael J. Rigas, Timothy J. Rigas and James P. Rigas also shares voting and dispositive power with respect to the 17,990,230 shares of Class A common beneficially owned by Highland Holdings and subsidiaries ("Highland"), the 4,000,000 shares of Class A common held by Highland Holdings II ("Highland II") and the other 1,458,151 shares of Class A common held by Doris. See notes (h) and (i) below.

(b) After giving effect to the conversion solely by each individual holder of all of his Class B common stock into Class A common stock and including all shares of Class A common stock, and the conversion into Class A common stock of Series C Cumulative Convertible Preferred Stock, currently held by such individual holder or over which such individual holder has or shares voting or investment power as disclosed in notes (a) above or (h) and (i) below, the percentage of Class A common stock owned by John J. Rigas, Michael J. Rigas, Timothy J. Rigas and James P. Rigas would be 46.2%, 42.6%, 42.6% and 41.9%, respectively. Further, after giving effect to an additional 4,856,540 shares of Class A common stock of which John J. Rigas has the right to direct the voting in the election of directors pursuant to a Class B Stockholders Agreement (and assuming the parties to such agreement converted their Class B common stock into Class A common stock), as to all of which additional shares John J. Rigas disclaims beneficial ownership, the percentage of Class A common stock owned by John J. Rigas would be 49.9%.

(c) The amounts shown include 97,949 of the same shares which are owned of record by Dorellenic, a general partnership in which the five named individual Rigas family members are general partners, and such shares are only included once for "all executive officers and directors as a group." The named Rigas individuals have shared voting and investment power with respect to these shares. The amounts shown do not include any of the shares from a minimum of 4,114,549 to a maximum of 6,171,824 shares of Class B common stock that Highland has agreed to purchase from Adelphia on or before January 23, 2000, pursuant to an agreement between Adelphia and Highland dated April 9, 1999.

(d) Daniel R. Milliard shares voting and investment power with his spouse with respect to these shares.

(e) Less than 1%.

(f) As a holder of Class B common stock, Ellen K. Rigas is deemed to be the beneficial owner of an equal number of shares of Class A common stock because Class B common stock is convertible into Class A common stock on a one-to-one basis. In addition, Ellen K. Rigas owns 1,600 shares of Class A common stock directly and shares voting and investment power with respect to 17,990,230 shares of Class A common stock held by Highland and 4,000,000 shares of Class A common stock held by Highland II. See note (i) below. Ellen K. Rigas is the daughter of John J. Rigas.

(g) After giving effect to the conversion of all of Ellen K. Rigas' Class B common stock into shares of Class A common stock and including all shares of Class A common stock, and the conversion into Class A common stock of Series C Cumulative Convertible Preferred Stock held by Ellen K. Rigas or over which Ellen K. Rigas has or shares voting or investment power as discussed in note (i) below, the percentage of Class A common stock owned by Ellen K. Rigas would be 37.1%.

(h) Doris and Eleni Acquisition, Inc., the general partner of Doris, are affiliates of John J. Rigas, Michael J. Rigas, Timothy J. Rigas and James
     P. Rigas, each of whom has shared voting and investment power with respect to the shares held by Doris. In addition, through irrevocable proxies, each of the above-named individuals shares with Doris the power to vote or direct the vote of such number of shares of Class A common stock held as is described in note (a) above.

(i) Each of Highland and Highland II is a general partnership, the general partners of which are John J. Rigas, Michael J. Rigas, Timothy J. Rigas, James P. Rigas and Ellen K. Rigas. These Rigas family members may be deemed to share voting and investment power with respect to the shares held by Highland's wholly owned subsidiaries, Highland Communications, L.L.C. and Highland Preferred Communications, L.L.C., and also with respect to the shares held by Highland II. The amount shown for Highland Preferred Communications, L.L.C. includes, and the percentage shown reflects, 9,433,962 shares of Class A common stock into which the 80,000 shares of Adelphia's Series C Cumulative Convertible preferred stock held by Highland Preferred Communications, L.L.C. is convertible. The amount shown for Highland Communications, L.L.C. includes 8,506,268 shares of Class A common stock held directly by it and 50,000 shares of Class A common stock held by Bucktail Broadcasting Corporation, another subsidiary of Highland.





(j) According to a Schedule 13G, the named entity provides investment advice to several clients that hold the shares indicated. In addition, Thomas H. Bailey, its President and Chairman and one of its shareholders, may be deemed to beneficially own the same shares due to his positions and stock ownership which may be deemed to enable him to exercise control over the named entity.


         John J. Rigas, Michael J. Rigas, Timothy J. Rigas, James P. Rigas, Ellen K. Rigas, Daniel R. Milliard, Dorellenic and the Company have entered into a Class B Stockholders Agreement providing that such stockholders shall vote their shares of common stock for the election of directors designated by a majority of voting power (as defined in the Agreement) of the shares of Common stock held by them. The Class B Stockholders Agreement also provides that, in the absence of the consent of the holders of a majority of the voting power of the shares of common stock owned by the parties to the Agreement, (i) none of the stockholder parties may sell, assign or transfer all or any part of their shares of common stock in a public sale (as defined in the Agreement) without first offering the shares to the other parties to the Agreement and (ii) no stockholder party may accept a bona fide offer from a third party to purchase shares of such stockholder without first offering the shares to the Company and then to the other parties to the Class B Stockholders Agreement. In addition, each party has certain rights to acquire the shares of common stock of the others under certain conditions. John J. Rigas is a party to an agreement with the other holder of Class B common stock who is not a party to the Class B Stockholders Agreement which gives John J. Rigas and his descendants certain rights to acquire the shares of common stock of such stockholder under certain conditions.


Item 13. Certain Relationships and Related Transactions

Management Services

         During the nine months ended December 31, 1998, the Company provided management services for certain cable television systems not owned by the Company, including managed partnerships ("Managed Partnerships") in which John
J. Rigas, Michael J. Rigas, Timothy J. Rigas, James P. Rigas and Ellen K. Rigas had varied ownership interests. These services included supervision of technical and business operations, accounting, marketing, programming, purchasing, field engineering and other technical and administrative nonfield services. During this period, the Managed Partnerships paid the Company up to five percent of system revenues for such services. Other fees were charged by the Company to the Managed Partnerships during this period for goods and services including mark-ups on the Company's volume purchases of equipment, pay programming and other goods and services. In addition, the Managed Partnerships charged the Company for system and corporate costs during this period. The net fees and expenses charged by the Company to Managed Partnerships amounted to $2,713,000 for the nine months ended December 31, 1998. In addition, the Company paid $3,422,000 to other entities owned by members of the Rigas family, primarily for property, plant and equipment and services. The Company believes that these charges were no less favorable than the charges which the Company believes it could obtain in similar transactions with unrelated third parties.


Loans to and from Affiliates

         Certain loans to and from the Company by or to affiliates (which do not include Olympus) as of December 31, 1998 are summarized below. Interest is charged on such loans to affiliates at rates which ranged from 9.00% to 11.31% for the nine months ended December 31, 1998.

         Total interest income on loans to affiliates, excluding Olympus, aggregated $9,610,000 for the nine months ended December 31, 1998. In addition, net settlement amounts under interest rate swap agreements with the Managed Partnerships, recorded as adjustments to interest expense during the period incurred, increased the Company's interest expense by $2,049,000 for the nine months ended December 31, 1998.

         The Company earned a $2,017,000 preferred return on its Preferred Class B Limited Partner Interest in Syracuse Hilton Head Holdings, L.P. ("SHHH"), an Adelphia managed partnership controlled by the Rigas family for the nine months ended December 31, 1998.

         Net receivables due from the Managed Partnerships for advances made by the Company for the construction and acquisition of cable television systems and for working capital purposes, including accrued interest thereon, were $14,186,000 at December 31, 1998.

         During the nine months ended December 31, 1998 the Company made net advances of $4,005,000 to Dorellenic. At December 31, 1998, net receivables from Dorellenic (including accrued interest) were $29,922,000. Amounts advanced to Dorellenic were primarily used for working capital purposes.

         During fiscal 1990 and 1991, the Company loaned an aggregate $255,000 to Daniel R. Milliard and an unaffiliated third party, pursuant to several revolving term and term notes, for capital expenditures and working capital purposes. As of December 31, 1998, the outstanding amount of these loans was $152,500.

         On an end-of-quarter basis, the largest aggregate amount of net outstanding loans and advances receivable from affiliates (directors, executive officers and five-percent shareholders) or entities they control, including John
J. Rigas, Michael J. Rigas, Timothy J. Rigas, James P. Rigas, Ellen K. Rigas, Daniel R. Milliard, Dorellenic and/or the Managed Partnerships during the nine months ended December 31, 1998 was $47,930,000.


Co-Borrowing Agreement

         On March 29, 1996, a subsidiary of the Company entered into a $200,000,000 loan agreement with a Managed Partnership and an Olympus subsidiary, as co-borrowers, which agreement remained in effect during the nine months ended December 31, 1998.


         On May 6, 1999, certain subsidiaries and affiliates of Adelphia and Olympus, including Hilton Head Communications, L.P., a Rigas family partnership, closed on an $850,000,000 credit facility with several banks. The credit facility consists of a $600,000,000 8 1/2 year reducing revolving credit loan and a $250,000,000 9 year term loan.


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

         In addition, substantially all of the Class A common stock and Series C Cumulative Convertible preferred stock owned by the Rigas family or entities they own or control has been registered by the Company on shelf registration statements which remain in effect.

         In April 1998 and in recognition for valuable past service to Hyperion and as an incentive for future services, Hyperion authorized the issuance under its 1996 Plan to each of John J. Rigas, Michael J. Rigas, Timothy J. Rigas and James P. Rigas of (i) stock options covering 100,000 shares of Hyperion Class A common stock, which options will vest in equal one-third amounts on the third, fourth and fifth year anniversaries of grant (vesting conditioned on continued service as an employee or director) and which shall be exercisable at the initial public offering price for the IPO and (ii) phantom stock awards covering 100,000 shares of Hyperion Class A common stock, which phantom awards will vest in equal one-third amounts on the third, fourth and fifth year anniversaries of grant (vesting conditioned on continued service as an employee or director).
At December 31, 1998, no such options or grants have been granted.

         On August 18, 1998, Adelphia issued 8,190,315 shares of Class A common stock to the public and the Rigas family. Of this total, 4,100,000 shares were sold to the public at a price of $32.00 per share, with an underwriting discount of $1.44 per share. The remaining 4,090,315 shares were sold to Highland Communications, L.L.C., an entity controlled by the Rigas family, at the public offering price less the underwriting discount.

         On September 30, 1998, Adelphia merged one of its subsidiaries with the subsidiary of AT&T that held an interest in SHHH. Pursuant to the merger agreement, AT&T received 2,250,000 newly issued shares of Adelphia Class A common stock. Simultaneously, SHHH distributed certain cable systems which served approximately 34,100 basic subscribers in Virginia and North Carolina to Adelphia, in exchange for the interest acquired by Adelphia from AT&T as described above, Adelphia's preferred equity investment in SHHH and certain affiliate receivables owed to Adelphia. The Virginia and North Carolina systems were distributed to Adelphia without indebtedness.

         On January 14, 1999, Adelphia completed offerings totaling 8,600,000 shares of Class A common stock. In those offerings, Adelphia sold 4,600,000 newly issued shares, including an overallotment option for 600,000 shares, to Goldman, Sachs & Co. at $43.25 per share and it also sold 4,000,000 shares at $43.25 per share to Highland Holdings II, an entity controlled by members of the Rigas family.

         On January 29, 1999, Adelphia purchased from Telesat Cablevision, Inc., a subsidiary of FPL Group, Inc., shares of Adelphia stock owned by Telesat for a price of $149,213,000. In the transaction, Adelphia purchased 1,091,524 shares of its Class A common stock and 20,000 shares of its Series C Cumulative convertible preferred stock which are convertible into an additional 2,358,490 shares of Class A common stock. These shares represent 3,450,014 shares of Class A common stock on a fully converted basis. Adelphia and Telesat also agreed to a redemption of Telesat's interests in Olympus Communications, L.P. by July 11, 1999 for approximately $108,000,000. The redemption is subject to applicable third party approvals. As noted earlier, Mr. Dennis Coyle is the nominee of Telesat to Adelphia's Board of Directors.

         On March 2, 1999, Hyperion Telecommunications, Inc. issued $300,000,000 of 12% Senior Subordinated Notes due 2007. Highland Holdings, an entity controlled by members of the Rigas family, purchased $100,000,000 of the $300,000,000 of Senior Subordinated Notes directly from Hyperion at a price equal to the aggregate principal amount less the discount to the initial purchasers of the other $200,000,000 of Senior Subordinated Notes.

         On April 9, 1999, Adelphia entered into a stock purchase agreement with Highland Holdings in which Adelphia agreed to sell to Highland Holdings, and Highland Holdings agreed to purchase, from $250,000,000 to $375,000,000 of Adelphia Class B common stock. The purchase price per share for the Class B common stock will be equal to $60.76 (the public offering price in Adelphia's April 28, 1999 public offering, less the underwriting discount), plus an interest factor. The closing under this stock purchase agreement is to occur by January 23, 2000. In addition, the Rigas family waived their rights under the Business Opportunity Agreement to acquire certain basic subscribers in the Philadelphia area in connection with Adelphia's pending acquisition of the cable television systems owned by Harron Communications Corp.

         From time to time, the Company makes announcements regarding proposed transactions that may involve affiliates of the Company. No assurance can be given that these transactions will be consummated.