Form 10-Q
period 1999-06-30
ADELPHIA COMMUNICATIONS CORP
filed 1999-08-16
CIK 796486

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 X Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1999

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

At August 13, 1999, 50,328,343 shares of Class A common stock, par value $.01 per share, and 10,834,476 shares of Class B common stock, par value $.01 per share, of the registrant were outstanding.





              ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                      INDEX




                                                                                                           Page Number
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets - December 31, 1998 and
          June 30, 1999..................................................................................           3
         Condensed Consolidated Statements of Operations - Three and Six Months Ended
          June 30, 1998 and 1999.........................................................................           4

         Condensed Consolidated Statements of Cash Flows - Six Months Ended
          June 30, 1998 and 1999.........................................................................           5

         Notes to Condensed Consolidated Financial Statements............................................           6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
              of Operations............................................................................            13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk....................................            25

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.............................................................................            26

Item 2.  Changes in Securities and Use of Proceeds.....................................................            26

Item 3.  Defaults Upon Senior Securities...............................................................            27

Item 4.  Submission of Matters to a Vote of Security Holders...........................................            27

Item 5.  Other Information.............................................................................            27

Item 6.  Exhibits and Reports on Form 8-K..............................................................            27


SIGNATURES.............................................................................................            28


                         PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements



                                 ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                                     (Dollars in thousands, except share amounts)

                                                                                   December 31,     June 30,
                                                                                       1998           1999
                                                                                   -----------    -----------
ASSETS:
Property, plant and equipment - net                                                $ 1,207,655    $ 1,581,065
Intangible assets - net                                                              1,029,159      1,167,479
Cash and cash equivalents                                                              398,644        802,701
U.S. government securities - pledged                                                    58,054         44,178
Investments                                                                            196,893        179,905
Subscriber receivables - net                                                            53,911         79,886
Prepaid expenses and other assets - net                                                114,625        196,493
Investment in and amounts due from Olympus                                             191,408        703,754
Related party receivables - net                                                         44,108         86,001
                                                                                   -----------    -----------
Total                                                                              $ 3,294,457    $ 4,841,462
                                                                                   ===========    ===========

LIABILITIES, PREFERRED STOCK, COMMON STOCK AND
OTHER STOCKHOLDERS' EQUITY (DEFICIENCY):
Subsidiary debt                                                                    $ 1,717,240    $ 1,388,412
Parent debt                                                                          1,810,212      2,406,127
Accounts payable                                                                        96,985         91,692
Subscriber advance payments and deposits                                                19,377         20,436
Accrued interest and other liabilities                                                 137,131        149,957
Deferred income taxes                                                                  109,609        105,530
                                                                                   -----------    -----------
Total liabilities                                                                    3,890,554      4,162,154
                                                                                   -----------    -----------

Minority interests                                                                      48,784         19,146
                                                                                   -----------    -----------

Hyperion Redeemable Exchangeable Preferred Stock                                       228,674        244,153
                                                                                   -----------    -----------

13% Series B Cumulative Redeemable Exchangeable Preferred Stock                        148,191        148,277
                                                                                   -----------    -----------

Commitments and contingencies (Note 8)

Convertible preferred stock, common stock and other stockholders' equity
(deficiency):
8 1/8% Series C convertible preferred stock ($100,000 liquidation preference)                1              1
5 1/2% Series D convertible preferred stock ($575,000 liquidation preference)             --               29
Class A common stock, $.01 par value, 200,000,000 shares authorized,
31,258,843 and 51,419,867 shares issued, respectively                                      313            514
Class B common stock, $.01 par value, 25,000,000 shares authorized,
10,834,476 shares issued and outstanding                                                   108            108
Additional paid-in capital                                                             738,102      2,317,383
Accumulated deficit                                                                 (1,760,270)    (1,842,991)
Class A common stock held in escrow                                                       --          (58,099)
Treasury stock, at cost, 0 and 1,091,524 shares of Class A common stock and
0 and 20,000 shares of 8 1/8% Series C convertible preferred stock, respectively          --         (149,213)
                                                                                   -----------    -----------
Convertible preferred stock, common stock and
other stockholders' equity (deficiency)                                             (1,021,746)       267,732
                                                                                   ===========    ===========
Total                                                                              $ 3,294,457    $ 4,841,462
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

                                                                Three Months Ended         Six Months Ended
                                                                      June 30,                  June 30,
                                                           ----------------------------------------------------
                                                               1998            1999         1998        1999
                                                           -----------    -----------  -----------  -----------

Revenues                                                   $   144,756    $   226,300  $   283,293  $   432,494

Operating expenses:
Direct operating and programming                                48,738         72,635       94,102      139,930
Selling, general and administrative                             29,111         61,616       54,757      110,727
Depreciation and amortization                                   38,559         63,736       79,030      120,551
                                                           -----------    -----------  -----------  -----------

Total                                                          116,408        197,987      227,889      371,208
                                                           -----------    -----------  -----------  -----------


Operating income                                                28,348         28,313       55,404       61,286
                                                           -----------    -----------  -----------  -----------

Other income (expense):
Priority investment income from Olympus                         12,000         12,000       24,000       24,000
Other expense                                                    1,000           --          1,000         --
Interest expense - net                                         (62,745)       (59,729)    (122,511)    (131,783)
Equity in loss of Olympus and other joint ventures             (18,316)       (23,074)     (34,355)     (37,935)
Equity in loss of Hyperion joint ventures                       (3,190)        (3,291)      (6,873)      (7,094)
Minority interest in net losses of subsidiaries                  5,460         13,146        5,460       26,060
Hyperion preferred stock dividends                              (6,946)        (7,860)     (13,640)     (15,479)
Gain on sale of investment                                        --             --          1,520        2,354
                                                           -----------    -----------  -----------  -----------

Total                                                          (72,737)       (68,808)    (145,399)    (139,877)
                                                           -----------    -----------  -----------  -----------

Loss before income taxes and extraordinary loss                (44,389)       (40,495)     (89,995)     (78,591)
Income tax benefit                                               5,614          1,149       11,779        4,046
                                                           -----------    -----------  -----------  -----------

Loss before extraordinary loss                                 (38,775)       (39,346)     (78,216)     (74,545)
Extraordinary loss on early retirement of debt                  (2,604)        (1,438)      (2,604)     (10,027)
                                                           -----------    -----------  -----------  -----------

Net loss                                                       (41,379)       (40,784)     (80,820)     (84,572)
Dividend requirements applicable to preferred stock             (6,906)        (6,500)     (13,758)     (13,000)
                                                           -----------    -----------  -----------  -----------

Net loss applicable to common stockholders                 $   (48,285)   $   (47,284) $   (94,578) $   (97,572)
                                                           ===========    ===========  ===========  ===========


Basic and diluted net loss per weighted average share of
common stock before extraordinary loss                     $     (1.48)   $     (0.79) $     (2.98) $     (1.61)
Basic and diluted extraordinary loss on early retirement
of debt per weighted average share of common stock               (0.08)         (0.02)       (0.08)       (0.18)
                                                           -----------    -----------  -----------  -----------
Basic and diluted net loss per weighted average share
of common stock                                            $     (1.56)   $     (0.81) $     (3.06) $     (1.79)
                                                           ===========    ===========  ===========  ===========

Weighted average shares of common stock
outstanding (in thousands)                                      30,988         58,141       30,860       54,381
                                                           ===========    ===========  ===========  ===========




                           See notes to condensed consolidated financial statements.



                          ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                           (Dollars in thousands)

                                                                          Six Months Ended June 30,
                                                                       -----------------------------
                                                                             1998          1999
                                                                       -------------- --------------
Cash flows from operating activities:
Net loss                                                               $     (80,820) $     (84,572)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation and amortization                                                 79,030        120,551
Noncash interest expense                                                      15,344         16,376
Noncash dividends                                                             13,640         15,479
Equity in loss of Olympus and other joint ventures                            34,355         37,935
Equity in loss of Hyperion joint ventures                                      6,873          7,094
Gain on sale of investments                                                   (2,130)        (2,354)
Minority interest in losses of subsidiaries                                   (5,460)       (26,060)
Extraordinary loss on early retirement of debt                                 2,604         10,027
Decrease in deferred income taxes, net of effect of acquisitions             (11,825)        (4,311)
Changes in operating assets and liabilities, net of effect of acquisitions:
Subscriber receivables                                                        (1,360)       (20,997)
Prepaid expenses and other assets                                            (19,465)       (47,538)
Accounts payable                                                              17,955         (7,362)
Subscriber advance payments and deposits                                         217          1,059
Accrued interest and other liabilities                                        11,417         13,094
                                                                       -------------  -------------
Net cash provided by operating activities                                     60,375         28,421
                                                                       -------------  -------------

Cash flows used for investing activities:
Acquisitions                                                                 (81,099)      (182,265)
Expenditures for property, plant and equipment                              (140,280)      (226,786)
Investments in Hyperion joint ventures                                       (21,046)       (24,672)
Investments in other joint ventures                                          (13,581)        (7,755)
Purchase of minority interest                                                (15,580)          --
Sale of U.S. government securities - pledged                                  15,653         15,322
Amounts invested in and advanced to
Olympus and related parties                                                  (30,111)      (590,134)
Other                                                                          3,065        (22,100)
                                                                       -------------  -------------
Net cash used for investing activities                                      (282,979)    (1,038,390)
                                                                       -------------  -------------

Cash flows provided by financing activities:
Proceeds from debt                                                           315,467      1,050,000
Repayments of debt                                                          (192,924)      (861,582)
Costs associated with financings                                              (2,008)       (19,537)
Premium paid on early retirement of debt                                      (2,095)        (7,413)
Net proceeds from issuance of convertible preferred stock                       --          557,649
Net proceeds from issuance of Class A common stock                              --          857,122
Net proceeds from issuance of Hyperion Class A common stock                  191,682           --
Payments to acquire treasury stock                                              --         (149,213)
Preferred stock dividends paid                                               (14,245)       (13,000)
                                                                       -------------  -------------
Net cash provided by financing activities                                    295,877      1,414,026
                                                                       -------------  -------------

Increase in cash and cash equivalents                                         73,273        404,057

Cash and cash equivalents, beginning of period                               381,403        398,644
                                                                       -------------  -------------

Cash and cash equivalents, end of period                               $     454,676  $     802,701
                                                                       =============  =============





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

         In the opinion of management, all adjustments, consisting of only normal recurring accruals necessary for a fair presentation of the financial position of Adelphia at June 30, 1999, and the results of operations for the three and six months ended June 30, 1998 and 1999, have been included. On March 30, 1999, Adelphia elected to change its fiscal year from a year ending on March 31 to a year ending on December 31. The decision was made to conform to general industry practice and for certain administrative purposes. The change was effective for the nine months ended December 31, 1998. The Company filed its Transition Report on Form 10-K for the nine months ended December 31, 1998 on May 25, 1999. These condensed consolidated financial statements should be read in conjunction with Adelphia's consolidated financial statements included in its Annual Report on Form 10-K for the year ended March 31, 1998 and its Transition Report on Form 10-K for the nine months ended December 31, 1998. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.
1.       Significant Events Subsequent to December 31, 1998:

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

         On January 29, 1999, Adelphia purchased from Telesat shares of Adelphia's stock owned by Telesat for a price of $149,213. In the transaction, Adelphia purchased 1,091,524 shares of Class A common stock and 20,000 shares of Series C Cumulative convertible preferred stock which are convertible into an additional 2,358,490 shares of Class A common stock. These shares represent 3,450,014 shares of common stock on a fully converted basis. Adelphia and Telesat also agreed to a redemption of Telesat's interests in Olympus

Communications, L.P., which is expected to close during the third quarter of 1999, for approximately $108,000. The redemption is subject to applicable third party approvals.

         On February 23, 1999, Adelphia announced that it had entered into a definitive agreement to acquire FrontierVision Partners, L.P. ("FrontierVision") for approximately $2,100,000. Under that agreement Adelphia would acquire 100% of FrontierVision in exchange for approximately $550,000 in cash, 7,000,000 shares of Adelphia Class A common stock and the assumption of approximately $1,110,000 of debt. The transaction is subject to customary closing conditions. As of June 30, 1999, FrontierVision had approximately 710,000 basic subscribers.

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

         On March 5, 1999, Adelphia announced that it had entered into a definitive merger agreement to acquire Century Communications Corp. ("Century") for approximately $5,200,000. Under the agreement, Adelphia would acquire 100% of the outstanding common stock of Century for approximately $826,000 in cash, 48,700,000 shares of Class A common stock and the assumption of approximately $1,600,000 of debt. This transaction is subject to shareholder approval by Century and Adelphia and other customary closing conditions. As of May 31, 1999, Century had approximately 1,610,000 basic subscribers after giving effect to Century's pending joint venture with AT&T. In addition, Adelphia has agreed to purchase the 50% interest in the Citizens-Century Cable Television Joint Venture owned by Citizens Cable Company at a purchase price of approximately $157,500, comprised of approximately $27,700 in cash, approximately 1,850,000 shares of Adelphia Class A common stock and the assumption of indebtedness. The transaction is subject to customary closing conditions.

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

         On April 12, 1999, Adelphia announced that it had entered into a definitive agreement to acquire cable television systems from Harron Communications Corporation ("Harron") for approximately $1,170,000. The transaction is subject to customary closing conditions. As of March 31, 1999, Harron had approximately 301,000 basic subscribers after giving effect to recent and pending acquisitions involving approximately 5,000 basic subscribers.

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

         On May 26, 1999, the Company announced that it had agreed to swap certain cable systems with Comcast Corporation ("Comcast") and Jones Intercable, Inc. ("Jones") in a geographic rationalization of the companies' respective markets. Adelphia will add approximately 440,000 subscribers in the Los Angeles, CA area and the West Palm/Fort Pierce, FL area. In exchange, Comcast and Jones will receive systems currently owned, managed or under contract to be purchased by Adelphia serving approximately 464,000 subscribers in suburban Philadelphia, PA, Ocean County, NJ, Ft. Myers, FL, Michigan, New Mexico and Indiana. All systems involved in the transactions will be valued by agreement between the parties or, following a failure to reach agreement, by independent appraisals, with any difference in relative value to be funded with cash or additional cable systems. The system swaps are subject to customary closing conditions and regulatory approvals and are expected to close by mid-2000.

         On July 1, 1999, Adelphia and Hyperion announced their decision to further combine the efforts of both companies and that Hyperion was changing the name under which it will be doing business to Adelphia Business Solutions. With this decision, Adelphia and Hyperion will align the strengths of both organizations and develop a single brand in the communications market place.

2.       Debt:
         Debt is summarized as follows:

         Subsidiary Debt:
                                                                  December 31,         June 30,
                                                                      1998               1999
                                                              -----------------   ----------------
Notes to banks and institutions                               $      1,200,970    $       535,340
13% Senior Discount Notes of Hyperion due 2003                         220,784            236,745
12 1/4% Senior Secured Notes of Hyperion due 2004                      250,000            250,000
12% Senior Subordinated Notes of Hyperion due 2007                           -            300,000
Other subsidiary debt                                                   45,486             66,327
                                                               -----------------   ----------------

Total subsidiary debt                                          $      1,717,240    $     1,388,412
                                                               =================   ================



         The following information updates to June 30, 1999, unless otherwise noted, certain disclosures included in Note 3 to Adelphia's consolidated financial statements contained in the Transition Report on Form 10-K for the nine months ended December 31, 1998.


Commitments for additional borrowings,
 as of June 30, 1999                                                            $     1,428,120

Weighted average interest rate payable by subsidiaries
 under credit agreements with banks and institutions                                       8.78%

Percentage of subsidiary notes to banks and institutions that bear interest at fixed rates for at least one year (including the effects
 of interest rate swap agreements)                                                        84.83%




         Parent Debt:

                                         December 31,   June 30,
                                             1998         1999
                                         -----------  -----------

10 1/4% Senior Notes due 2000            $    99,653  $    99,760
9 1/4% Senior Notes due 2002                 325,000      325,000
8 1/8% Senior Notes due 2003                 149,285      149,350
10 1/2% Senior Notes due 2004                150,000      150,000
7 1/2% Senior Notes due 2004                    --        100,000
9 7/8% Senior Notes due 2007                 347,586      347,686
8 3/8% Senior Notes due 2008                 299,197      299,227
7 3/4% Senior Notes due 2009                    --        300,000
7 7/8% Senior Notes due 2009                    --        350,000
11 7/8% Senior Debentures due 2004           124,613      124,638
9 7/8% Senior Debentures due 2005            128,531      128,619
9 1/2% Pay-In-Kind Notes due 2004            186,347       31,847
                                         -----------  -----------

Total parent debt                        $ 1,810,212  $ 2,406,127

                                         ===========  ===========

3.  Investments:

      Adelphia's nonconsolidated investments are as follows:
                                                           December 31,     June 30,
                                                               1998           1999
                                                           -----------    -----------
Investments accounted for using the equity method:
Gross investment:
Hyperion investments in joint ventures                     $   138,614    $   106,214
Benbow PCS Ventures, Inc.                                       17,170         17,227
Mobile communications                                           18,249         18,875
Other                                                            2,308          3,407
                                                           -----------    -----------
Total                                                          176,341        145,723
                                                           -----------    -----------

Investments accounted for using the cost method:
Niagara Frontier Hockey, L.P.                                   44,897         48,675
SuperCable ALK International                                     3,190          3,190
Programming ventures                                             1,469          3,470
Mobile communications                                            2,925          3,069
Other                                                              672            668
                                                           -----------    -----------
Total                                                           53,153         59,072
                                                           -----------    -----------

Total investments before cumulative equity in net losses       229,494        204,795
Cumulative equity in net losses                                (32,601)       (24,890)
                                                           -----------    -----------
Total investments                                          $   196,893    $   179,905
                                                           ===========    ===========

4.  Related Party Investments and Receivables:

         Related party receivables - net represent advances to managed partnerships, the Rigas family and Rigas family controlled entities. No related party advances are collateralized.


         Investment in and amounts due from Olympus is comprised of the following:


                                                           December 31,        June 30,
                                                                1998             1999
                                                          --------------   --------------

Cumulative equity in loss over investment in Olympus      $     (102,888)  $     (111,586)
Amounts due from Olympus                                         294,296          815,340
                                                          --------------   --------------
                                                          $      191,408   $      703,754
                                                          ==============   ==============



         The investment in Olympus represents a 50% voting interest in such partnership and is being accounted for using the equity method. Summarized unaudited results of operations of Olympus are as follows:

                                                                   Six Months Ended
                                                                        June 30,
                                                               ---------------------------
                                                                   1998            1999
                                                               -----------    ------------
Revenues                                                       $   102,116    $    128,217
Net loss                                                            (8,908)        (23,931)
Net loss of general and limited partners after priority return     (51,623)        (74,497)


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

6.  Supplemental Financial Information:

         Cash payments for interest were $118,134 and $130,298 for the six months ended June 30, 1998 and 1999, respectively. Accumulated depreciation of property, plant and equipment amounted to $730,873 and $805,330 at December 31, 1998 and June 30, 1999, respectively. Accumulated amortization of intangible assets amounted to $249,618 and $282,898 at December 31, 1998 and June 30, 1999, respectively. Interest expense - net includes interest income of $8,080 and $27,935 for the three months ended June 30, 1998 and 1999 and $16,887 and $36,013 for the six months ended June 30, 1998 and 1999, respectively. Interest income includes interest income from affiliates on long-term loans and for reimbursement of interest expense on revolving credit agreements related to short-term borrowings by such affiliates.

         On February 15, 1999, Adelphia issued 1,000,000 shares of Class A common stock to an escrow account as a deposit for the acquisition of FrontierVision.

7.  Income Taxes:

         Income tax benefit for the three and six months ended June 30, 1998 and 1999 was substantially comprised of deferred tax.

8.  Commitments and Contingencies:

         Reference is made to Note 1 and to Management's Discussion and Analysis of Financial Condition and Results of Operations and Legal Proceedings for a discussion of material commitments and contingencies.

9.  Reclassifications:

         Certain prior period amounts have been reclassified to conform with the current period presentation.

10. Recent Accounting Pronouncements:

         Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management of the Company has not completed its evaluation of the impact of SFAS No. 133 on the Company's consolidated financial statements. In July 1999, SFAS No. 137 was issued to delay the effective date of SFAS No. 133 to fiscal quarters of fiscal years beginning after June 15, 2000.

11.      Business Segment Information:

         Refer to Item 2 of this Quarterly Report on Form 10-Q for information regarding business segments as of December 31, 1998 and June 30, 1999 and for the three and six months ended June 30, 1998 and 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

              ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                             (Dollars in thousands)

Introduction

         During the period January 29, 1999 through April 12, 1999, the Company announced the pending acquisition of the Olympus partnership interests held by FPL Group, Inc., and the pending acquisitions of FrontierVision Partners, L.P., Century Communications Corp. and Harron Communications Corp. (collectively, the "Pending Acquisitions"). See Note 1 to the Condensed Consolidated Financial Statements contained in this Form 10-Q. As of the time of filing of this Form 10-Q, all of these transactions were pending and therefore are not reflected in the results of operations of the Company for the three and six months ended June 30, 1999. After the completion of the quarter ended March 31, 1999, the Company filed unaudited financial information, audited financial statements and unaudited pro forma financial information related to the Pending Acquisitions on a Form 8-K. In addition, during the period January 13, 1999 through April 30, 1999, the Company entered into several financing transactions, the proceeds of which will or may be used to fund one or more of the Pending Acquisitions or for other general corporate purposes. See Note 1 to the Condensed Consolidated Financial Statements contained in this Form 10-Q.

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

         Adelphia Communications Corporation and its subsidiaries ("Adelphia" or the "Company") operate primarily in two lines of business within the telecommunications industry: cable television and related investments ("Adelphia, excluding Hyperion") and competitive local exchange carrier ("CLEC") telephony ("Hyperion"). The balance sheet data as of December 31, 1998 and June 30, 1999, and the other data for the three and six months ended June 30, 1998 and 1999, of Hyperion presented below have been derived from the consolidated financial statements of Hyperion not included herein.

         A majority owned subsidiary of the Company, Hyperion, together with its subsidiaries owns CLEC networks and investments in CLEC joint ventures and manages those networks and joint ventures. Hyperion is an unrestricted subsidiary for purposes of the Company's indentures. For further information regarding Hyperion, which also files reports pursuant to the Securities Exchange Act of 1934, see Hyperion's Form 10-Q for the quarterly period ended June 30, 1999.

              ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                             (Dollars in thousands)

         Summarized unaudited financial information of Adelphia, Hyperion and Adelphia, excluding Hyperion is as follows:



Balance Sheet Data:                                           December 31,     June 30,
                                                                  1998           1999
                                                              ------------   ------------
Adelphia Consolidated
Total assets                                                  $  3,294,457   $  4,841,462
Total debt                                                       3,527,452      3,794,539
Cash                                                               398,644        802,701
Investments (a)                                                    229,494        204,795
Redeemable preferred stock                                         376,865        392,430
Convertible preferred stock - net (liquidation preference)         100,000        675,000

Hyperion
Total assets                                                  $    836,342   $  1,113,091
Total debt                                                         494,109        830,842
Cash                                                               242,570        261,460
Investments (a)                                                    138,614        106,214
Redeemable preferred stock                                         228,674        244,153

Adelphia, excluding Hyperion
Total assets                                                  $  2,458,115   $  3,728,371
Total debt                                                       3,033,343      2,963,697
Cash                                                               156,074        541,241
Investments (a)                                                     90,880         98,581
Redeemable preferred stock                                         148,191        148,277
Convertible preferred stock - net (liquidation preference)         100,000        675,000


              ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                             (Dollars in thousands)


Other Data:                                      Three Months Ended         Six Months Ended
                                                       June 30,                  June 30,
                                              -----------------------   -----------------------
                                                 1998         1999         1998         1999
                                              ----------   ----------   ----------   ----------
Adelphia Consolidated
Revenues                                      $  144,756   $  226,300   $  283,293   $  432,494
Priority investment income from Olympus           12,000       12,000       24,000       24,000
Operating expenses (b)                            77,849      134,251      148,859      250,657
Depreciation and amortization expense             38,559       63,736       79,030      120,551
Operating income                                  28,348       28,313       55,404       61,286
Interest expense - net                           (62,745)     (59,729)    (122,511)    (131,783)
Preferred stock dividends                        (13,852)     (14,360)     (27,398)     (28,479)
Capital expenditures                              74,255      145,234      140,280      226,786
Cash paid for acquisitions                        22,769       70,893       81,099      182,265
Cash used for investments                          9,966       11,019       34,627       32,427

Hyperion
Revenues                                      $    7,635   $   34,215   $   12,455   $   55,653
Operating expenses (b)                            13,421       44,308       21,177       73,821
Depreciation and amortization expense              6,120       13,586       10,570       27,121
Operating loss                                   (11,906)     (23,679)     (19,292)     (45,289)
Interest expense - net                            (7,645)      (4,246)     (15,692)     (14,953)
Preferred stock dividends                         (6,946)      (7,860)     (13,640)     (15,479)
Capital expenditures                              43,464       92,147       77,259      131,831
Cash paid for acquisitions                          --         36,518       58,330      126,268
Cash used for investments                          2,905        6,100       21,539       24,672

Adelphia, excluding Hyperion
Revenues                                      $  137,121   $  192,085   $  270,838   $  376,841
Priority investment income from Olympus           12,000       12,000       24,000       24,000
Operating expenses (b)                            64,428       89,943      127,682      176,836
Depreciation and amortization expense             32,439       50,150       68,460       93,430
Operating income                                  40,254       51,992       74,696      106,575
Interest expense - net                           (55,100)     (55,483)    (106,819)    (116,830)
Preferred stock dividends                         (6,906)      (6,500)     (13,758)     (13,000)
Capital expenditures                              30,791       53,087       63,021       94,955
Cash paid for acquisitions                        22,769       34,375       22,769       55,997
Cash used for investments                          7,061        4,919       13,088        7,755



(a)      Represents total investments before cumulative equity in net losses.
(b)      Amount excludes depreciation and amortization.


         Adelphia earned substantially all of its revenues in the three and six months ended June 30, 1998 and 1999 from monthly subscriber fees for basic, satellite, premium and ancillary services (such as installations and equipment rentals), CLEC telecommunications services, local and national advertising sales, high speed data services and pay-per-view programming.

         The changes in Adelphia's operating results for the three and six months ended June 30, 1999 compared to the same period of the prior year, were primarily the result of acquisitions, rate increases and expansion of existing operations.

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



                                     June 30,              Percent
                              -----------------------      Increase
                                 1998         1999        (Decrease)
                              ----------   ----------      --------
Homes Passed by Cable
Company Owned Systems          1,696,294    2,259,151        33.2%
Olympus Systems                  752,012      965,163        28.3%
Managed Systems                  348,441      178,615       (48.7%)
                               ---------    ---------
Total Systems                  2,796,747    3,402,929        21.7%
                               =========    =========

Basic Subscribers
Company Owned Systems          1,244,310    1,628,101        30.8%
Olympus Systems                  493,258      641,228        30.0%
Managed Systems                  260,843      134,264       (48.5%)
                               ---------    ---------
Total Systems                  1,998,411    2,403,593        20.3%
                               =========    =========


         Managed Systems' data, as of June 30, 1999, reflect the sales of systems consisting of approximately 64,900 and 75,900 homes passed and approximately 44,000 and 62,100 basic subscribers to Adelphia and Olympus, respectively.

         The following table is derived from Adelphia's Condensed Consolidated Statements of Operations that are included in this Form 10-Q and sets forth the historical percentage relationship to revenues of the components of operating income contained in such financial statements for the periods indicated.


                                             Three Months Ended       Six Months Ended
                                                   June 30,                June 30,
                                            ---------------------   ---------------------
                                               1998        1999        1998        1999
                                            ----------  ---------   ---------   ---------
Revenues                                        100.0%     100.0%      100.0%      100.0%

Operating expenses:
Direct operating and programming                 33.7%      32.1%       33.2%       32.4%
Selling, general and administrative              20.1%      27.2%       19.3%       25.6%
Depreciation and amortization                    26.6%      28.2%       27.9%       27.9%
                                            ----------  ---------   ---------   ---------

Operating income                                 19.6%      12.5%       19.6%       14.1%
                                            ==========  =========   =========   =========



         Revenues. The primary revenue sources reflected as a percentage of total revenues were as follows for the three months ended June 30, 1998 and 1999:


                                                       Three Months Ended
                                                            June 30,
                                               ---------------------------------
                                                    1998               1999
                                               --------------     --------------
Regulated service and equipment                      74%                66%
Premium programming                                  10%                 8%
Advertising sales and other services                 11%                11%
Competitive local exchange carrier services           5%                15%




         Revenues increased approximately 56.3% and 52.7% for the three and six months ended June 30, 1999 compared with the same periods of 1998. The increases are attributable to the following:


                                               Three Months           Six Months
                                                   Ended                 Ended
                                                  June 30,              June 30,
                                                    1999                  1999
                                              ----------------       --------------
Acquisitions                                        67%                   64%
Basic subscriber growth                              2%                    3%
Cable rate increases                                12%                   13%
Premium programming                                 (2%)                  (2%)
Competitive local exchange carrier services         13%                   14%
Advertising sales and other services                 8%                    8%



         Effective August 1, 1998, certain rate increases related to regulated cable services were implemented in substantially all of the Company's systems. Advertising revenues and revenues derived from other strategic service offerings such as CLEC services, high-speed data services, long distance and paging also had a positive impact on revenues for the three and six months ended June 30, 1999. The Company expects to implement rate increases related to certain regulated cable services in substantially all of the Company's systems during 1999.

         Direct Operating and Programming Expenses. Direct operating and programming expenses, which are mainly basic and premium programming costs and technical expenses, increased 49.0% and 48.7% for the three and six months ended June 30, 1999 compared with the same period of 1998. Hyperion expenses increased due to expansion of operations at its network control center, as well as an increase in the number and size of its networks, which resulted in increased employee related costs and equipment maintenance costs. The increases in Adelphia excluding Hyperion were primarily due to increased operating expenses from acquired systems, increased programming costs, incremental costs associated with increased subscribers and new services.

         Selling, General and Administrative Expenses. These expenses, which are mainly comprised of costs related to system offices, customer service representatives and sales and administrative employees, increased 111.7% and 102.2% for the three and six months ended June 30, 1999 compared with the same period of 1998. Hyperion expenses increased due to increased expenses associated with the network expansion plan, an increase in the sales force in the existing networks and an increase in corporate overhead costs to accommodate the growth in the number, size and operations of operating companies managed and monitored by Hyperion. The increases in Adelphia excluding Hyperion were primarily due to incremental costs associated with acquisitions, subscriber growth and new services.

         Depreciation and Amortization. Depreciation and amortization, excluding Hyperion, increased 54.6% and 36.5% for the three and six months ended June 30, 1999, compared with the same period of 1998 primarily due to increased depreciation and amortization related to acquisitions, as well as increased capital expenditures made during the past several years. Depreciation and amortization for Hyperion increased 122.0% and 156.6% for the three and six months ended June 30, 1999 compared with the same period of 1998. These increases were primarily a result of increased depreciation resulting from the higher depreciable asset bases of the Hyperion network operations control center, its wholly owned networks, the consolidation of several of its networks and increased amortization of deferred financing costs.

         Priority Investment Income. Priority investment income is comprised of payments received from Olympus of accrued priority return on the Company's investment in 16.5% preferred limited partner ("PLP") interests in Olympus.

         Interest Expense - Net. Interest expense - net, excluding Hyperion, increased 0.7% and 9.4% for the three and six months ended June 30, 1999 compared with the same period of 1998. Interest expense - net, including Hyperion, decreased 4.8% for the three months ended June 30, 1999, as compared with the same period of 1998 due to increased interest income from affiliates. Interest expense-net including Hyperion increased 7.6% for the six months ended June 30, 1999, as compared with the same period of 1998. The increases were primarily due to incremental debt related to acquisitions and other new debt issuances. Interest expense includes noncash accretion of original issue discount on the Hyperion 13% Senior Discount Notes and other noncash interest expense totaling $8,424 and $16,376 for the three and six months ended June 30, 1999 compared with $7,895 and $15,344 for the same period of 1998.

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

         Extraordinary Loss on Early Retirement of Debt. During the six months ended June 30, 1999, Adelphia redeemed $154,500 of its 9 1/2% Senior Pay-In-Kind Notes due 2004 at 103.56% of principal and repaid certain institutional indebtedness. As a result of these transactions, Adelphia recognized an extraordinary loss of $10,027 for the six months ended June 30, 1999.

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

         Capital expenditures for Adelphia, excluding Hyperion for the six months ended June 30, 1998 and 1999 were $63,021 and $94,955, respectively. Capital expenditures, including Hyperion, for the six months ended June 30, 1998 and 1999 were $140,280 and $226,786, respectively. Capital expenditures for Hyperion for the six months ended June 30, 1999 compared with the six months ended June 30, 1998, increased primarily due to the upgrade of plant in markets in which Hyperion purchased its local partners' interests, payments for indefeasible right of use agreements for fiber optic networks and the commencement of switching services. The Company expects that capital expenditures excluding Hyperion and recently announced acquisitions, for the year ending December 31, 1999 will be in the range of approximately $172,000 to $192,000. Hyperion estimates that it will require approximately $400,000 to fund capital expenditures, working capital requirements, operating losses and pro rata investments in its existing and its planned new networks from July 1, 1999 through December 31, 2000.

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

         At June 30, 1999, the Company's total outstanding debt aggregated $3,794,539, which included $2,406,127 of parent debt, $830,842 of Hyperion debt and $557,570 of other subsidiary debt. As of June 30, 1999, Adelphia's subsidiaries had an aggregate of $2,230,821 in unused credit lines and cash and cash equivalents, which includes $600,000 also available to affiliates, part of which is subject to achieving certain levels of operating performance. During the quarter ended June 30, 1999, the Company made investments in and advances to Olympus of approximately $362,000, most of which was used to repay Olympus subsidiary debt, all of which may be reborrowed.

         The Company's weighted average interest rate on notes payable to banks and institutions was approximately 7.32% at June 30, 1998 compared to 8.78% at June 30, 1999. At June 30, 1999, approximately 84.83% of such debt was subject to fixed interest rates for at least one year under the terms of such debt or applicable interest rate swap agreements.

         The following table sets forth the mandatory reductions in principal under all debt agreements for each of the next four years and six months based on amounts outstanding at June 30, 1999:



Six months ending December 31, 1999                   $       20,178
Year ending December 31, 2000                                127,950
Year ending December 31, 2001                                 50,706
Year ending December 31, 2002                                381,809
Year ending December 31, 2003                                523,024




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

Year 2000 Issue

         The year 2000 issue refers to the inability of computerized systems and technologies to recognize and process dates beyond December 31, 1999. The Company is evaluating the impact of the year 2000 issue on its business applications and its products and services. The evaluation includes a review of the Company's information technology systems, cable network equipment and other embedded technologies. A significant portion of the Company's computerized systems and technologies have been developed, installed or upgraded in recent years and are more likely to be year 2000 ready. The Company's evaluation also includes evaluating the potential impact of its reliance on third-party systems that may have the year 2000 issue.

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

         The Company has completed its inventory and assessment of affected computerized systems and technologies. The Company is in the final stages of its year 2000 compliance program with respect to the remediation of the affected systems and technologies.

         The Company has engaged a consulting firm familiar with its financial reporting systems. This firm has developed and tested year 2000 solutions that the Company is in the process of implementing. The Company has certified six of eight financial systems as year 2000 compliant. The Company expects its financial reporting systems to be fully year 2000 compliant by September 1999.

         A third-party billing vendor currently facilitates customer billing. This third-party vendor has certified that it implemented and successfully tested its own year 2000 solution in April 1999.

         Telecommunication plant rebuilds and upgrades in recent years have minimized the potential impact of the year 2000 issue on the Company's facilities, customer service, telecommunication transmission and reception systems. The Company has substantially completed a comprehensive internal inventory and assessment of all hardware components and component controlling software throughout its telecommunication networks. The Company expects to implement any hardware and software modifications, upgrades or replacements resulting from the internal review by October 1999.

         Costs incurred to date directly related to addressing the year 2000 issue have been approximately $868. The Company has also redeployed internal resources to meet the goals of its year 2000 program. The Company currently estimates the total cost of its year 2000 remediation program to be approximately $3,725. Although the Company will continue to incur substantial capital expenditures in the ordinary course of meeting its telecommunications system upgrade goals through the year 2000, it will not specifically accelerate its expenditures to facilitate year 2000 readiness, and accordingly such expenditures are not included in the above estimate.

         The Company is communicating with others with whom it does significant business to determine their year 2000 readiness and to determine the extent to which the Company is vulnerable to the year 2000 issue related to those third parties. The Company purchases much of its technology from third parties. There can be no assurance that the systems of other companies on which the Company's systems rely will be year 2000 ready or timely converted into systems compatible with the Company systems. The Company's failure or a third-party's failure to become year 2000 ready or the Company's inability to become compatible with third parties with which the Company has a material relationship, including companies that the Company acquires, may have a material adverse effect on the Company, including significant service interruption or outages; however, the Company cannot currently estimate the extent of any such adverse effects.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk


         The Company uses fixed and variable rate debt and fixed rate redeemable preferred stock to fund its working capital requirements, capital expenditures and acquisitions. These debt arrangements expose the Company to market risk related to changes in interest rates. The Company enters into pay-fixed interest rate swap agreements to effectively convert a portion of its variable-rate debt to fixed-rate debt to reduce the risk of incurring higher interest costs due to rising interest rates. As of June 30, 1999, the Company had interest rate swap agreements covering notional principal of $525,000 that expire through 2008 and that fix the interest rate at an average of 6.52%. The Company also enters into receive-fixed interest rate swap agreements to effectively convert a portion of its fixed-rate debt to a variable-rate debt which is indexed to LIBOR to reduce the risk of incurring higher interest costs in periods of falling interest rates. As of June 30, 1999, the Company had interest rate swap agreements covering notional principal of $45,000 that expire through 2003 and that have a variable rate at an average of 5.25%. The Company does not enter into any interest rate swap or cap agreements for trading purposes. The Company is exposed to market risk in the event of non-performance by the banks. No such non-performance is expected. The table below summarizes the fair values and contract terms of the Company's financial instruments subject to interest rate risk as of June 30, 1999.

                                                      Expected Maturity                                          Fair
                            --------------------------------------------------------------------
                                 1999      2000       2001        2002       2003     Thereafter      Total      Value
                            ----------  ----------  ---------  ---------  ---------  -----------  -----------  -----------
Debt and Redeemable
   Preferred Stock:

Fixed Rate                   $  12,375  $ 112,375  $   3,000   $ 325,000  $ 453,000  $ 2,781,000  $ 3,686,750  $ 3,626,673
   Average Interest Rate        10.22%     10.22%     10.22%      10.24%     10.17%       10.14%           --           --

Variable Rate                $   9,836  $  15,637  $  46,012   $  49,823  $  68,416  $   384,193  $   573,917  $   573,917
   Average Interest Rate         7.23%      7.44%      7.89%       7.89%      8.02%        7.76%           --           --

Interest Rate Swaps:

Variable to Fixed            $  50,000  $      --  $      --   $      --  $      --  $   475,000  $   525,000  $    14,054
Average Pay Rate                 6.52%         --         --          --         --        6.52%           --           --
Average Receive Rate             5.09%         --         --          --         --        6.99%           --           --

Fixed to Variable                   --         --         --          --     45,000           --       45,000          780
Average Pay Rate                    --         --         --          --      5.25%           --           --           --
Average Receive Rate                --         --         --          --      6.85%           --           --           --



         Interest rates on variable debt are estimated by us using the average implied forward London Interbank Offer Rate ("LIBOR") rates for the year of maturity based on the yield curve in effect at June 30, 1999, plus the borrowing margin in effect at June 30, 1999. Average receive rates on the variable to fixed swaps are estimated by us using the average implied forward LIBOR rates for the year of maturity based on the yield curve in effect at June 30, 1999.

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

         On or about March 10, 1999, a lawsuit was commenced by the filing of a class action complaint by one of Century's Class A common stockholders on behalf of himself and all others similarly situated naming Century's Class B common stockholders and all of Century's directors as defendants for alleged breaches of fiduciary duty in connection with approval of the merger consideration. The complaint was filed in the Superior Court in the State of Connecticut under the caption Robert Lowinger v. Century Communications Corp., et. al. Century and Adelphia were also named as defendants for allegedly aiding and abetting in the foregoing alleged breaches of fiduciary duty. The complaint seeks damages in an unspecified amount and such other relief as may be appropriate. On July 21, 1999, the court granted the defendants' motion for extension of time to answer or otherwise respond to the complaint to the earlier of November 15, 1999 or twenty days after the effective date of the merger.

         There are no other material pending legal proceedings, other than routine litigation incidental to the business, to which the Company is a part of or which any of its property is subject.

Item 2.  Changes in Securities and Use of Proceeds

         On January 14, 1999, Adelphia sold 4,000,000 shares of Class A common stock in a private placement under Section 4(2) of the Securities Act at $43.25 per share to Highland Holdings II, an entity controlled by the Rigas family.

         On January 21, 1999, Adelphia issued 2,561,024 shares of Class A common stock in a private placement under Section 4(2) of the Securities Act to the former owners of the Verto cable system and assumed approximately $35 million in net liabilities of Verto in connection with the acquisition of Verto Communications, Inc. ("Verto") which served approximately 56,000 subscribers in the greater Scranton, PA area at the date of acquisition.

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

          None

Item 5.  Other Information

          None

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits:

Exhibit No.                                Description

2.01 First Amendment to Agreement and Plan of Merger dated as of July 12, 1999 with respect to merger with Century Communications Corp. (incorporated herein by reference is Exhibit 2.01 to the Registrant's Current Report on Form 8-K for the event dated July 12, 1999)

2.02 Second Amendment to Agreement and Plan of Merger dated as of July 29, 1999 with respect to merger with Century Communications Corp. (incorporated herein by reference is Exhibit 2.02 to the Registrant's Current Report on Form 8-K for the event dated July 12, 1999)

10.01 Registration Rights Agreement dated as of July 12, 1999, among Adelphia, the Century Class B Holders and Ms. Claire Tow (incorporated herein by reference is Exhibit 10.01 to the Registrant's Current Report on Form 8-K for the event dated July 12, 1999)

10.02 Tag-Along Rights Agreement dated as of July 12, 1999, among Adelphia, the Century Class B Holders, Ms. Claire Tow and the holders of Adelphia Class B Common Stock named therein (incorporated herein by reference is Exhibit 10.02 to the Registrant's Current Report on Form 8-K for the event dated July 12, 1999)

10.03 Purchase Agreement dated as of July 12, 1999, between Adelphia and Citizens Cable Company (incorporated herein by reference is Exhibit 10.03 to the Registrant's Current Report on Form 8-K for the event dated July 12, 1999)

27.01 Financial Data Schedule (supplied for the information of the Commission).

         (b) Reports on Form 8-K:


         Form 8-Ks were filed for events dated April 9, 1999, April 19, 1999, April 21, 1999, April 23, 1999, April 27, 1999, April 28, 1999, May 26, 1999,
June 22, 1999 and July 12, 1999 which reported information under items 5 and 7 thereof. No financial statements were filed with such Form 8-Ks, other than the financial statements and proforma financial information filed under Item 7 for the Form 8-K for the event dated April 19, 1999 and June 22, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ADELPHIA COMMUNICATIONS CORPORATION
                                                 (Registrant)



Date:  August 16, 1999            By:   /s/ Timothy J. Rigas
                                        Timothy J. Rigas
                                        Executive Vice President (authorized
                                        officer), Chief Financial Officer, Chief
                                        Accounting Officer and Treasurer