Form 10-Q
period 1999-09-30
ADELPHIA COMMUNICATIONS CORP
filed 1999-11-15
CIK 796486

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 X   Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1999

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


                     One North Main Street
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

At November 12, 1999, 113,021,937 shares of Class A common stock, par value $.01 per share, and 10,834,476 shares of Class B common stock, par value $.01 per share, of the registrant were outstanding.





              ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

                                      INDEX




                                                                                                           Page Number
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
       Condensed Consolidated Balance Sheets - December 31, 1998 and
        September 30, 1999.............................................................................            3
       Condensed Consolidated Statements of Operations - Three and Nine Months Ended
        September 30, 1998 and 1999....................................................................            4

       Condensed Consolidated Statements of Cash Flows - Nine Months Ended
        September 30, 1998 and 1999....................................................................            5

       Notes to Condensed Consolidated Financial Statements............................................            6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
              of Operations............................................................................            14

Item 3.  Quantitative and Qualitative Disclosures about Market Risk....................................            26

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.............................................................................            28

Item 2.  Changes in Securities and Use of Proceeds.....................................................            28

Item 3.  Defaults Upon Senior Securities..............................................................             28

Item 4.  Submission of Matters to a Vote of Security Holders..........................................             29

Item 5.  Other Information............................................................................             30

Item 6.  Exhibits and Reports on Form 8-K..............................................................            31


SIGNATURES.............................................................................................            32



                                            PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                                 ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                                     (Dollars in thousands, except share amounts)

                                                                                     December 31,   September 30,
                                                                                         1998          1999
                                                                                     ------------   -----------
ASSETS:
Property, plant and equipment - net                                                  $ 1,207,655    $ 1,721,975
Intangible assets - net                                                                1,029,159      1,153,708
Cash and cash equivalents                                                                398,644        893,191
U.S. government securities - pledged                                                      58,054         29,451
Investments                                                                              196,893        143,644
Subscriber receivables - net                                                              53,911         97,254
Prepaid expenses and other assets - net                                                  114,625        264,067
Investment in and amounts due from Olympus                                               191,408        541,461
Related party receivables - net                                                           44,108         96,611
                                                                                     -----------    -----------
          Total                                                                      $ 3,294,457    $ 4,941,362
                                                                                     ===========    ===========

LIABILITIES, PREFERRED STOCK, COMMON STOCK AND
OTHER  STOCKHOLDERS' EQUITY (DEFICIENCY):
Subsidiary debt                                                                      $ 1,717,240    $ 1,561,838
Parent debt                                                                            1,810,212      2,406,342
Accounts payable                                                                          96,985         96,240
Subscriber advance payments and deposits                                                  19,377         20,133
Accrued interest and other liabilities                                                   137,131        136,925
Deferred income taxes                                                                    109,609        102,946
                                                                                     -----------    -----------
          Total liabilities                                                            3,890,554      4,324,424
                                                                                     -----------    -----------

Minority interests                                                                        48,784          4,133
                                                                                     -----------    -----------

Adelphia Business Solutions Redeemable Exchangeable Preferred Stock                      228,674        252,261
                                                                                     -----------    -----------

13% Series B Cumulative Redeemable Exchangeable Preferred Stock                          148,191        148,320
                                                                                     -----------    -----------

Commitments and contingencies (Note 8)

Convertible preferred stock, common stock and other stockholders' equity
  (deficiency):
8 1/8% Series C convertible preferred stock ($100,000 liquidation preference)                  1              1
5 1/2% Series D convertible preferred stock ($575,000 liquidation preference)                 --             29
Class A common stock, $.01 par value, 200,000,000 shares authorized,
  31,258,843 and 51,416,867 shares issued, respectively                                      313            514
Class B common stock, $.01 par value, 25,000,000 shares authorized,
  10,834,476 shares issued and outstanding                                                   108            108
Additional paid-in capital                                                               738,102      2,302,444
Accumulated deficit                                                                   (1,760,270)    (1,883,560)
Class A common stock held in escrow                                                           --        (58,099)
Treasury stock, at cost, 0 and 1,091,524 shares of Class A common stock and
  0 and 20,000 shares of 8 1/8% Series C convertible preferred stock, respectively            --       (149,213)
                                                                                     -----------    -----------
   Convertible preferred stock, common stock and
     other stockholders'  equity (deficiency)                                         (1,021,746)       212,224
                                                                                     ===========    ===========
          Total                                                                      $ 3,294,457    $ 4,941,362
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

                                                                   Three Months Ended        Nine Months Ended
                                                                      September 30,             September 30,
                                                              -----------------------------------------------------
                                                                    1998         1999         1998        1999
                                                              -----------------------------------------------------

Revenues                                                         $ 169,387    $ 240,320    $ 452,680    $ 672,814

Operating expenses:
  Direct operating and programming                                  56,595       79,623      150,697      219,553
  Selling, general and administrative                               33,043       75,303       87,800      186,030
  Depreciation and amortization                                     46,083       65,639      125,113      186,190
                                                                 ---------    ---------    ---------    ---------
          Total                                                    135,721      220,565      363,610      591,773
                                                                 ---------    ---------    ---------    ---------


Operating income                                                    33,666       19,755       89,070       81,041
                                                                 ---------    ---------    ---------    ---------

Other income (expense):
  Priority investment income from Olympus                           12,000       12,000       36,000       36,000
  Other income                                                         113         --          1,113         --
  Interest expense - net                                           (63,317)     (59,976)    (185,828)    (191,759)
  Equity in loss of Olympus and other joint ventures               (14,803)     (22,305)     (49,158)     (60,240)
  Equity in loss of Adelphia Business Solutions joint ventures      (2,614)        (246)      (9,487)      (7,340)
  Minority interest in net losses of subsidiaries                    8,543       12,755       14,003       38,815
  Adelphia Business Solutions preferred stock dividends             (7,166)      (8,108)     (20,806)     (23,587)
  Gain on sale of investment                                          --           --          1,520        2,354
                                                                 ---------    ---------    ---------    ---------

          Total                                                    (67,244)     (65,880)    (212,643)    (205,757)
                                                                 ---------    ---------    ---------    ---------

Loss before income taxes and extraordinary loss                    (33,578)     (46,125)    (123,573)    (124,716)
Income tax (expense) benefit                                          (852)       3,580       10,927        7,626
                                                                 ---------    ---------    ---------    ---------

Loss before extraordinary loss                                     (34,430)     (42,545)    (112,646)    (117,090)
Extraordinary loss on early retirement of debt                      (1,733)        --         (4,337)     (10,027)
                                                                 ---------    ---------    ---------    ---------

Net loss                                                           (36,163)     (42,545)    (116,983)    (127,117)
Dividend requirements applicable to preferred stock                 (6,906)     (14,332)     (20,664)     (27,332)
                                                                 ---------    ---------    ---------    ---------

Net loss applicable to common stockholders                       $ (43,069)   $ (56,877)   $(137,647)   $(154,449)
                                                                 =========    =========    =========    =========

Basic and diluted net loss per weighted average share of
  common stock before extraordinary loss                         $   (1.16)   $   (0.95)   $   (4.12)   $   (2.56)
Basic and diluted extraordinary loss on early retirement of
debt per
  debt per weighted average share of common stock                    (0.05)        --          (0.13)       (0.18)
                                                                 ---------    ---------    ---------    ---------
Basic and diluted net loss per weighted average share
  of common stock                                                $   (1.21)   $   (0.95)   $   (4.25)   $   (2.74)
                                                                 =========    =========    =========    =========

Weighted average shares of common  stock
  outstanding (in thousands)                                        35,533       60,163       32,418       56,329
                                                                 =========    =========    =========    =========




                                See notes to condensed consolidated financial statements.



                                 ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                                (Dollars in thousands)

                                                                          Nine Months Ended September 30,
                                                                          -----------------------------
                                                                               1998           1999
                                                                           ------------   ------------
Cash flows from operating activities:
  Net loss                                                                 $  (116,983)   $  (127,117)
    Adjustments to reconcile net loss to net cash provided by operating activities:
        Depreciation and amortization                                          125,113        186,190
        Noncash interest expense                                                23,252         24,898
        Noncash dividends                                                       20,806         23,587
        Equity in loss of Olympus and other joint ventures                      49,158         60,240
        Equity in loss of Adelphia Business Solutions joint ventures             9,487          7,340
        Gain on sale of investments                                             (1,520)        (2,354)
        Minority interest in losses of subsidiaries                            (14,003)       (38,815)
        Extraordinary loss on early retirement of debt                           4,337         10,027
        Decrease in deferred income taxes, net of effect of acquisitions       (11,003)        (6,895)
        Changes in operating assets and liabilities, net of effect of acquisitions:
           Subscriber receivables                                              (11,902)       (38,365)
           Prepaid expenses and other assets                                   (22,617)       (74,758)
           Accounts payable                                                     32,525         (2,814)
           Subscriber advance payments and deposits                              1,062            756
           Accrued interest and other liabilities                              (16,503)         5,279
                                                                           -----------    -----------
Net cash provided by operating activities                                       71,209         27,199
                                                                           -----------    -----------

Cash flows used for investing activities:
  Acquisitions                                                                (462,180)      (189,788)
  Expenditures for property, plant and equipment                              (244,878)      (404,009)
  Investments in Adelphia Business Solutions joint ventures                    (31,657)       (27,421)
  Investments in other joint ventures                                          (17,992)       (14,602)
  Purchase of minority interest                                                (15,580)          --
  Sale of U.S. government securities - pledged                                  30,965         30,626
  Amounts invested in and advanced to
    Olympus and related parties                                               (101,616)      (459,816)
  Other                                                                          3,065        (22,100)
                                                                           -----------    -----------
Net cash used for investing activities                                        (839,873)    (1,087,110)
                                                                           -----------    -----------

Cash flows provided by financing activities:
  Proceeds from debt                                                           495,494      1,224,625
  Repayments of debt                                                          (362,990)      (874,966)
  Costs associated with financings                                              (4,002)       (20,416)
  Premium paid on early retirement of debt                                      (3,634)        (7,413)
  Net proceeds from issuance of convertible preferred stock                         --        557,649
  Net proceeds from issuance of Class A common stock                           267,767        856,559
  Net proceeds from issuance of Adelphia Business Solutions
     Class A common stock                                                      191,682             --
  Payments to acquire treasury stock                                                --       (149,213)
  Preferred stock dividends paid                                               (26,026)       (32,367)
                                                                           -----------    -----------
Net cash provided by financing activities                                      558,291      1,554,458
                                                                           -----------    -----------

Increase in cash and cash equivalents                                         (210,373)       494,547

Cash and cash equivalents, beginning of period                                 381,403        398,644
                                                                           -----------    -----------

Cash and cash equivalents, end of period                                   $   171,030    $   893,191
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

         In the opinion of management, all adjustments, consisting of only normal recurring accruals necessary for a fair presentation of the financial position of Adelphia at September 30, 1999, and the results of operations for the three and nine months ended September 30, 1998 and 1999, have been included. On March 30, 1999, Adelphia elected to change its fiscal year from a year ending on March 31 to a year ending on December 31. The decision was made to conform to general industry practice and for certain administrative purposes. The change was effective for the nine months ended December 31, 1998. The Company filed its Transition Report on Form 10-K for the nine months ended December 31, 1998 on May 25, 1999. These condensed consolidated financial statements should be read in conjunction with Adelphia's consolidated financial statements included in its Annual Report on Form 10-K for the year ended March 31, 1998 and its Transition Report on Form 10-K for the nine months ended December 31, 1998. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

         On October 25, 1999, the shareholders of Hyperion Telecommunications, Inc. ("Hyperion"), a majority owned subsidiary of Adelphia, elected to change the name of Hyperion to Adelphia Business Solutions, Inc. ("Adelphia Business Solutions" or "ABIZ"). The name change was effective October 25, 1999.

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

         On January 29, 1999, Adelphia purchased from Telesat shares of Adelphia's stock, owned by Telesat, for a price of $149,213. In the transaction, Adelphia purchased 1,091,524 shares of Class A common stock and 20,000 shares of Series C Cumulative convertible preferred stock which are convertible into an additional 2,358,490 shares of Class A common stock. These shares represent 3,450,014 shares of common stock on a fully converted basis.

         On March 2, 1999, Adelphia Business Solutions issued $300,000 of 12% Senior Subordinated Notes due 2007 (the "Subordinated Notes"). An entity controlled by members of the Rigas family purchased $100,000 of the Subordinated Notes directly from Adelphia Business Solutions at a price equal to the aggregate principal amount less the discount to the initial purchasers. The net proceeds of approximately $295,000 were or will be used to fund Adelphia Business Solutions' acquisition of interests held by local partners in certain of its markets and will be used to fund capital expenditures and investments in its networks and for general corporate and working capital purposes.

         On March 31, 1999, Adelphia Business Solutions consummated purchase agreements with subsidiaries of MediaOne of Colorado, Inc. ("MediaOne"), its local partner in the Jacksonville, FL and Richmond, VA networks, whereby MediaOne received approximately $81,520 in cash for MediaOne's ownership interests in these networks. In addition, Adelphia Business Solutions will be responsible for the payment of fiber lease liabilities due to MediaOne in the amount of approximately $14,500 over the next ten years. As a result of the transactions, Adelphia Business Solutions' ownership interest in each of these networks increased to 100%.

         On April 9, 1999, Adelphia entered into a stock purchase agreement with Highland Holdings, a general partnership controlled by members of the family of John J. Rigas, pursuant to which Adelphia agreed to sell to Highland Holdings and Highland Holdings agreed to purchase, $375,000 of Adelphia's Class B common stock. The purchase price for the Class B common stock will be $60.76 per share, which is equal to the public offering price less the underwriting discount in the April 28, 1999 public offering of Class A common stock described below, plus an interest factor. Closing under this stock purchase agreement is to occur by January 23, 2000 as determined by Highland Holdings at its discretion.

         On April 28, 1999, Adelphia completed an offering of $350,000 of 7 7/8% Senior Notes due 2009. Net proceeds from this offering, after deducting offering expenses, were approximately $345,000. Adelphia used the proceeds to repay borrowings under subsidiary credit agreements, a portion of which was reborrowed to fund acquisitions which closed on October 1, 1999. The terms of these notes are similar to those of Adelphia's existing publicly held senior debt.

         On April 28, 1999, Adelphia sold 8,000,000 shares of its Class A common stock. Net proceeds of the offering, after deducting offering expenses, were approximately $485,500. Adelphia used the net proceeds to repay borrowings under subsidiary credit agreements, a portion of which the Company reborrowed to fund the acquisitions which closed on October 1, 1999.

         On April 30, 1999, and, in a related transaction on May 14, 1999, Adelphia sold an aggregate 2,875,000 shares of 5 1/2% Series D convertible preferred stock with a liquidation preference of $200 per share. The preferred stock accrues dividends at $11 per share annually and is convertible at $81.45 per share into an aggregate of 7,059,546 shares of Class A common stock of Adelphia. The preferred stock is redeemable at the option of Adelphia on or after May 1, 2002 at 103% of the liquidation preference. Net proceeds from the convertible preferred stock offering were approximately $557,000 after deducting underwriter discounts and commissions and offering expenses. Adelphia used the net proceeds to repay borrowings under subsidiary credit agreements, a portion of which the Company reborrowed to fund the acquisitions which closed on October 1, 1999.

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

         On May 26, 1999, the Company announced that it had agreed to swap certain cable systems with Comcast Corporation ("Comcast") and Jones Intercable, Inc. ("Jones") in a geographic rationalization of the companies' respective markets. Adelphia will add approximately 440,000 subscribers in the Los Angeles, CA area and the West Palm/Fort Pierce, FL area. In exchange, Comcast and Jones will receive systems currently owned or managed serving approximately 464,000 subscribers in suburban Philadelphia, PA, Ocean County, NJ, Ft. Myers, FL, Michigan, New Mexico and Indiana. All systems involved in the transactions will be valued by agreement between the parties or, following a failure to reach agreement, by independent appraisals, with any difference in relative value to be funded with cash or additional cable systems. The system swaps are subject to customary closing conditions and regulatory approvals and are expected to close by mid-2000.

         On September 21, 1999, Adelphia Business Solutions announced its decision to extend its fiber optic network into the Western half of the United States. Management believes this expansion will enable Adelphia Business Solutions to offer its services in approximately 200 markets throughout the country.

         On October 1, 1999, Adelphia entered into a stock purchase agreement with Highland Holdings in which Adelphia agreed to sell to Highland Holdings and Highland Holdings agreed to purchase $137,500 of Adelphia's Class B common stock. The purchase price for the Class B common stock will be $55.00 per share, which is equal to the public offering price less the underwriting discount in the October 6, 1999 public offering of Class A common stock described below, plus an interest factor. Closing under this stock purchase agreement is to occur by July 2, 2000 as determined by Highland Holdings at its discretion.

         On October 1, 1999, Adelphia completed its previously announced redemption of the interests in Olympus held by Telesat Cablevision, Inc., a subsidiary of FPL Group, Inc. The redemption was made in exchange for non cash assets of Olympus valued at approximately $108,000 pursuant to the previously announced redemption agreement between the parties.

         On October 1, 1999, Adelphia acquired Century Communications Corp., through a merger whereby Century was merged with and into a wholly owned subsidiary of Adelphia, Arahova Communications, Inc., pursuant to an agreement and plan of merger, dated as of March 5, 1999, and as amended on July 12, 1999 and as further amended on July 29, 1999. In connection with the closing of the Century acquisition, Adelphia issued approximately 47,800,000 new shares of Adelphia Class A common stock and paid approximately $811,900 to the stockholders of Century, and assumed approximately $1,700,000 of debt. This transaction was approved by Century and Adelphia stockholders at their respective stockholders' meetings on October 1, 1999. As of August 31, 1999, Century had approximately 1,610,000 basic subscribers after giving effect to Century's pending joint venture with AT&T. At the effective time of the merger, Adelphia also purchased Citizens Cable Company's 50% interest in the Citizens/Century Cable Television Joint Venture, one of Century's 50% owned joint ventures, for a purchase price of approximately $157,500, comprised of approximately $27,700 in cash, approximately 1,850,000 shares of Adelphia Class A common stock and the assumption of indebtedness. This joint venture serves approximately 92,300 basic subscribers in California and was jointly owned by Century and Citizens Cable Company, a subsidiary of Citizens Utilities Company. The acquisition was accounted for under the purchase method of accounting. Accordingly, the financial results of the acquired systems will be included in the consolidated results of Adelphia effective from the date acquired.

         On October 1, 1999, Adelphia acquired FrontierVision Partners, L.P. ("FrontierVision"). As of June 30, 1999, FrontierVision served approximately 710,000 basic subscribers primarily in Ohio, Kentucky, New England and Virginia. In connection with the acquisition, Adelphia issued 7,000,000 shares of its Class A common stock, assumed debt of approximately $1,100,000 and paid cash of approximately $543,300. The acquisition was accounted for under the purchase method of accounting. Accordingly, the financial results of the acquired systems will be included in the consolidated results of Adelphia effective from the date acquired.

         On October 1, 1999, Adelphia acquired Harron Communications Corp. ("Harron"). As of June 30, 1999, Harron served approximately 299,000 basic subscribers primarily in Southeastern Pennsylvania, Michigan, Massachusetts and New Hampshire. In connection with the acquisition, Adelphia paid approximately $852,700 in cash and assumed debt of approximately $303,000. The acquisition was accounted for under the purchase method of accounting. Accordingly, the financial results of the acquired systems will be included in the consolidated results of Adelphia effective from the date acquired.


         On October 6, 1999, Adelphia sold 6,000,000 shares of its Class A common stock. Net proceeds of the offering, after deducting offering expenses, were approximately $330,000. Adelphia initially invested the net proceeds in cash equivalents and advanced or contributed a portion of the remaining net proceeds to certain subsidiaries to repay borrowings under subsidiary credit agreements.

         On October 13, 1999, Adelphia Business Solutions registered with the Securities and Exchange Commission to sell up to $1,500,000 in debt securities, preferred and common stock, depository shares and other equity securities. This filing became effective on October 22, 1999. Proceeds are planned to be used for general corporate purposes, including capital spending, acquisitions, debt repayment, investments and other purposes and to facilitate the national expansion.

         In addition to the acquisitions mentioned above on or prior to October 29, 1999, Adelphia completed several acquisitions. These acquisitions served approximately 102,000 basic subscribers at the date of acquisition primarily in Ohio, Virginia, Kentucky, Pennsylvania and West Virginia and were purchased for an aggregate price of approximately $484,500. These acquisitions were accounted for under the purchase method of accounting. Accordingly, the financial results of the acquired system will be included in the consolidated results of Adelphia effective from the date acquired.

         On November 10, 1999, Adelphia announced that it had sold $500,000 of 9 3/8% Senior Notes due 2009. Net proceeds from this offering, after deducting offering expenses, will be approximately $495,500. Adelphia plans to use a portion of the net proceeds to redeem the entire $125,000 of its 11 7/8% Senior Debentures due 2004 at 104.5% of principal amount plus accrued interest and to use the remainder to repay borrowings under revolving credit facilities of its subsidiaries, which may be reborrowed and used for general corporate purposes, including acquisitions, capital expenditures and investments. The terms of these notes are similar to those of Adelphia's existing publicly held senior debt. The transaction is expected to close on November 16, 1999.

         The following unaudited financial information assumes that the acquisitions that were consummated after September 30, 1999 had occurred on January 1, 1998.


                                                                                Nine Months        Nine Months
                                                                                   Ended              Ended
                                                                                September 30,      September 30,
                                                                                     1998               1999
                                                                           --------------------------------------

              Revenue                                                      $        1,357,703 $        1,743,796
              Loss before extraordinary loss                                         (459,113)           (42,583)
              Net loss                                                               (484,924)           (79,942)
              Basic and diluted net loss per weighted average
                  share of common stock                                                 (5.63)             (0.73)


         The decrease in net loss for the nine months ended September 30, 1999 as compared to the same period in the prior year is due primarily to the gain on the sale of discontinued operations of Centennial Cellular and the Australian operations of Century, of approximately $314,000 during the nine months ended September 30, 1999.

2.  Debt:
         Debt is summarized as follows:

         Subsidiary Debt:
                                                                                December 31,       September 30,
                                                                                    1998               1999
                                                                              -----------------   ----------------
                Notes to banks and institutions                               $      1,200,970    $       697,589
                13% Senior Discount Notes of ABIZ due 2003                             220,784            245,052
                12 1/4% Senior Secured Notes of ABIZ due 2004                          250,000            250,000
                12% Senior Subordinated Notes of ABIZ due 2007                               -            300,000
                Other subsidiary debt                                                   45,486             69,197
                                                                              -----------------   ----------------

                   Total subsidiary debt                                      $      1,717,240    $     1,561,838
                                                                              =================   ================



         The following information updates to September 30, 1999, certain disclosures included in Note 3 to Adelphia's consolidated financial statements contained in the Transition Report on Form 10-K for the nine months ended December 31, 1998.


             Commitments for additional borrowings,
                 as of September 30, 1999                                                     $     1,239,620
             Weighted average interest rate payable by subsidiaries
                under credit agreements with banks and institutions                                      6.74%
             Percentage of subsidiary notes to banks and institutions that bear interest at fixed rates for at least one year (including the effects
                of interest rate swap agreements)                                                        2.31%




         Parent Debt:

                                                                               December 31,       September 30,

                                                                                   1998                1999
                                                                             -----------------   -----------------

           10 1/4% Senior Notes due 2000                                     $        99,653      $      99,815
            9 1/4% Senior Notes due 2002                                             325,000            325,000
            8 1/8% Senior Notes due 2003                                             149,285            149,384
           10 1/2% Senior Notes due 2004                                             150,000            150,000
            7 1/2% Senior Notes due 2004                                                  -             100,000
            9 7/8% Senior Notes due 2007                                             347,586            347,738
            8 3/8% Senior Notes due 2008                                             299,197            299,243
            7 3/4% Senior Notes due 2009                                                  -             300,000
            7 7/8% Senior Notes due 2009                                                  -             350,000
           11 7/8% Senior Debentures due 2004                                        124,613            124,651
            9 7/8% Senior Debentures due 2005                                        128,531            128,664
            9 1/2% Pay-In-Kind Notes due 2004                                        186,347             31,847
                                                                             -----------------   -----------------

                     Total parent debt                                        $    1,810,212     $   2,406,342
                                                                             =================   =================


3.  Investments:

      Adelphia's nonconsolidated investments are as follows:
                                                             December 31,   September 30,
                                                                 1998           1999
                                                             -----------     -----------
Investments accounted for using the equity method:
Gross investment:
  ABIZ investments in joint ventures                         $ 138,614      $  64,325
  Benbow PCS Ventures, Inc.                                     17,170         17,227
  Mobile communications                                         18,249         19,307
  Other                                                          2,308          3,650
                                                             ---------      ---------
     Total                                                     176,341        104,509
                                                             ---------      ---------

Investments accounted for using the cost method:
Niagara Frontier Hockey, L.P.                                   44,897         48,675
SuperCable ALK International                                     3,190          3,190
Programming ventures                                             1,469          9,570
Mobile communications                                            2,925          3,193
Other                                                              672            617
                                                             ---------      ---------
     Total                                                      53,153         65,245
                                                             ---------      ---------

Total investments before cumulative equity in net losses       229,494        169,754
Cumulative equity in net losses                                (32,601)       (26,110)
                                                             ---------      ---------
Total investments                                            $ 196,893      $ 143,644
                                                             =========      =========


On September 30, 1999, the FCC granted Adelphia Business Solutions request to transfer, and Adelphia Business Solutions transferred the licenses from Baker Creek Communications to a wholly owned subsidiary of Adelphia Business Solutions. The licenses are included in Prepaid expenses and other assets-net on the Condensed Consolidated Balance Sheet at September 30, 1999.

4.  Related Party Investments and Receivables:

         Related party receivables - net represent advances to managed partnerships, the Rigas family and Rigas family controlled entities. No related party advances are collateralized.

         Investments in and amounts due from Olympus is comprised of the following:



                                                                           December 31,        September 30,
                                                                               1998                 1999
                                                                       -------------------- --------------------


      Cumulative equity in loss over investment in Olympus             $         (102,888)  $         (119,300)
      Amounts due from Olympus                                                     294,296              660,761
                                                                       ==================== ====================

                                                                       $           191,408  $           541,461
                                                                       ==================== ====================

         The investment in Olympus represents a 50% voting interest in such partnership and is being accounted for using the equity method. On October 1, 1999, Adelphia completed its previously announced redemption of the interest in Olympus held by Telesat Cablevision, Inc., a subsidiary of FPL Group, Inc. Summarized unaudited results of operations of Olympus are as follows:

                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                              ------------------------------------
                                                                                   1998                1999
                                                                              ----------------   -----------------
       Revenues                                                               $      156,497     $       192,857
       Net loss                                                                      (15,265)            (37,325)
       Net loss of general and limited partners after priority return                (80,855)           (115,215)

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

6.  Supplemental Financial Information:

         Cash payments for interest were $217,722 and $231,402 for the nine months ended September 30, 1998 and 1999, respectively. Accumulated depreciation of property, plant and equipment amounted to $730,873 and $846,906 at December 31, 1998 and September 30, 1999, respectively. Accumulated amortization of intangible assets amounted to $249,618 and $299,710 at December 31, 1998 and September 30, 1999, respectively. Interest expense - net includes interest income of $7,907 and $22,710 for the three months ended September 30, 1998 and 1999 and $24,794 and $58,723 for the nine months ended September 30, 1998 and 1999, respectively. Interest income includes interest income from affiliates on long-term loans and for reimbursement of interest expense on revolving credit agreements related to short-term borrowings by such affiliates.

         On February 15, 1999, Adelphia issued 1,000,000 shares of Class A common stock to an escrow account as a deposit for the acquisition of FrontierVision.

7.  Income Taxes:

         Income tax (expense) benefit for the three and nine months ended September 30, 1998 and 1999 was substantially comprised of deferred tax.

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

10.      Business Segment Information:

         Refer to Item 2 of this Quarterly Report on Form 10-Q for information regarding business segments as of December 31, 1998 and September 30, 1999 and for the three and nine months ended September 30, 1998 and 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

              ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                             (Dollars in thousands)

Introduction

         On October 1, 1999, the Company completed the acquisition of the Olympus partnership interests held by FPL Group, Inc. and the acquisitions of FrontierVision Partners, L.P., Century Communications Corp. and Harron Communications Corp. (collectively, the "Recent Acquisitions"). See Note 1 to the Condensed Consolidated Financial Statements contained in this Form 10-Q. As of the time of filing of this Form 10-Q, all of these transactions were completed, but are not reflected in the results of operations of the Company for the three and nine months ended September 30, 1999. After the completion of the quarter ended June 30, 1999, the Company filed unaudited financial information, audited financial statements and unaudited pro forma financial information related to the Recent Acquisitions on a Form 8-K. In addition, during the period January 13, 1999 through April 30, 1999, the Company entered into several financing transactions, the proceeds of which were or may be used to fund one or more of the Recent Acquisitions or for other general corporate purposes. See
Note 1 to the Condensed Consolidated Financial Statements contained in this Form 10-Q.

Results of Operations

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, is forward-looking, such as information relating to the effect of future regulation, future capital commitments and the effects of competition. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions, acquisitions and divestitures, the availability and cost of capital, government and regulatory policies, the pricing and availability of equipment, materials, inventories and programming, product acceptance, technological developments, year 2000 issues and changes in the competitive environment in which the Company operates. Readers are cautioned that such forward-looking statements are only predictions, that no assurance can be given that any particular future results will be achieved, and that actual events or results may differ materially. In evaluating such statements, readers should specifically consider the various factors which could cause actual events or results to differ materially from those indicated by such forward-looking statements. For further information regarding those risks and uncertainties and their potential impact on the Company, see the prospectus and most recent prospectus supplement filed under Registration Statement No. 333-78027, under the caption "Risk Factors."

         Adelphia Communications Corporation and its subsidiaries ("Adelphia" or the "Company") operate primarily in two lines of business within the telecommunications industry: cable television and related investments ("Adelphia, excluding Adelphia Business Solutions) and competitive local exchange carrier ("CLEC") telephony ("Adelphia Business Solutions"). The balance sheet data as of December 31, 1998 and September 30, 1999, and the other data for the three and nine months ended September 30, 1998 and 1999, of Adelphia Business Solutions presented below have been derived from the consolidated financial statements of Adelphia Business Solutions not included herein.

         A majority owned subsidiary of the Company, Adelphia Business Solutions, together with its subsidiaries owns CLEC networks and investments in CLEC joint ventures and manages those networks and joint ventures. Adelphia Business Solutions is an unrestricted subsidiary for purposes of the Company's indentures. For further information regarding Adelphia Business Solutions, which also files reports pursuant to the Securities Exchange Act of 1934, see Adelphia Business Solutions' Form 10-Q for the quarterly period ended September 30, 1999.


         Summarized unaudited financial information of Adelphia, Adelphia
Business Solutions and Adelphia, excluding Adelphia Business Solutions is as follows:



Balance Sheet Data:                                                   December 31,      September 30,
                                                                          1998              1999
                                                                     ----------------  ----------------
Adelphia Consolidated
  Total assets                                                        $    3,294,457    $    4,941,362
  Total debt                                                               3,527,452         3,968,180
  Cash                                                                       398,644           893,191
  Investments (a)                                                            229,494           169,754
  Redeemable preferred stock                                                 376,865           400,581
  Convertible preferred stock - net  (liquidation preference)                100,000           675,000

Adelphia Business Solutions
  Total assets                                                        $      836,342    $    1,078,885
  Total debt                                                                 494,109           839,108
  Cash                                                                       242,570           125,988
  Investments (a)                                                            138,614            64,325
  Redeemable preferred stock                                                 228,674           252,261

Adelphia, excluding Adelphia Business Solutions
  Total assets                                                        $    2,458,115    $    3,862,477
  Total debt                                                               3,033,343         3,129,072
  Cash                                                                       156,074           767,203
  Investments (a)                                                             90,880           105,429
  Redeemable preferred stock                                                 148,191           148,320
  Convertible preferred stock - net (liquidation preference)                 100,000           675,000



              ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                             (Dollars in thousands)



Other Data:                                              Three Months Ended         Nine Months Ended
                                                           September 30,              September 30,
                                                      -----------------------------------------------------
                                                         1998          1999        1998          1999
                                                      ------------- ---------------------------------------
Adelphia Consolidated
  Revenues                                            $ 169,387     $ 240,320     $ 452,680     $ 672,814
  Priority investment income from Olympus                12,000        12,000        36,000        36,000
  Operating expenses (b)                                 89,638       154,926       238,497       405,583
  Depreciation and amortization expense                  46,083        65,639       125,113       186,190
  Operating income                                       33,666        19,755        89,070        81,041
  Interest expense - net                                (63,317)      (59,976)     (185,828)     (191,759)
  Preferred stock dividends                             (14,072)      (22,440)      (41,470)      (50,919)
  Capital expenditures                                  104,597       177,223       244,878       404,009
  Cash paid for acquisitions                            381,082         7,523       462,180       189,788
  Cash used for investments                              15,022         9,596        49,649        42,023

Adelphia Business Solutions
  Revenues                                            $  12,098     $  43,347     $  24,553     $  99,000
  Operating expenses (b)                                 17,447        55,834        38,624       129,655
  Depreciation and amortization expense                   9,843        18,168        20,413        45,289
  Operating loss                                        (15,192)      (30,655)      (34,484)      (75,944)
  Interest expense - net                                 (5,371)      (14,842)      (21,063)      (29,795)
  Preferred stock dividends                              (7,166)       (8,108)      (20,806)      (23,587)
  Capital expenditures                                   68,231       100,587       145,490       232,418
  Cash paid for acquisitions                               --           2,850        58,330       129,118
  Cash used for investments                              10,611         2,749        32,150        27,421

Adelphia, excluding Adelphia Business Solutions
  Revenues                                            $ 157,289     $ 196,973     $ 428,127     $ 573,814
  Priority investment income from Olympus                12,000        12,000        36,000        36,000
  Operating expenses (b)                                 72,191        99,092       199,873       275,928
  Depreciation and amortization expense                  36,240        47,471       104,700       140,901
  Operating income                                       48,858        50,410       123,554       156,985
  Interest expense - net                                (57,946)      (45,134)     (164,765)     (161,964)
  Preferred stock dividends                              (6,906)      (14,332)      (20,664)      (27,332)
  Capital expenditures                                   36,366        76,636        99,388       171,591
  Cash paid for acquisitions                            381,082         4,673       403,850        60,670
  Cash used for investments                               4,411         6,847        17,499        14,602


(a)      Represents total investments before cumulative equity in net losses.
(b)      Amount excludes depreciation and amortization.

         Adelphia earned substantially all of its revenues in the three and nine months ended September 30, 1998 and 1999 from monthly subscriber fees for basic, satellite, premium and ancillary services (such as installations and equipment rentals), CLEC telecommunications services, local and national advertising sales, high speed data services and pay-per-view programming.

         The changes in Adelphia's operating results for the three and nine months ended September 30, 1999 compared to the same period of the prior year, were primarily the result of acquisitions, rate increases and expansion of existing operations.

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

         The following tables set forth certain cable television system data at the dates indicated for Company Owned, Olympus and Managed Systems. The "Olympus Systems" are systems owned by Olympus. The "Managed Systems" are affiliated systems managed by Adelphia.



                                      September 30,         Percent
                               --------------------------   Increase
                                    1998        1999       (Decrease)
                                -----------  -----------    --------
Homes Passed by Cable
Company Owned Systems            2,124,473    2,271,432       6.9%
Olympus Systems                    828,500      970,630      17.2%
Managed Systems                    284,716      179,210     (37.1%)
                                 ---------    ---------       ---
Total Systems                    3,237,689    3,421,272       5.7%
                                 =========    =========       ===

Basic Subscribers
Company Owned Systems            1,530,699    1,637,047       6.9%
Olympus Systems                    551,588      646,759      17.3%
Managed Systems                    216,229      134,697     (37.7%)
                                 ---------    ---------       ---
Total Systems                    2,298,516    2,418,503       5.2%
                                 =========    =========       ===



         Managed Systems' data, as of September 30, 1999, reflect the sales, after September 30, 1998, of systems consisting of approximately 75,900 homes passed and approximately 62,100 basic subscribers to Olympus.

         The following table is derived from Adelphia's Condensed Consolidated Statements of Operations that are included in this Form 10-Q and sets forth the historical percentage relationship to revenues of the components of operating income contained in such financial statements for the periods indicated.



                                                               Three Months Ended      Nine Months Ended
                                                                 September 30,           September 30,
                                                              ---------------------   ---------------------
                                                                1998        1999        1998        1999
                                                              ----------  ---------   ---------   ---------
             Revenues                                          100.0%      100.0%      100.0%      100.0%

             Operating expenses:
               Direct operating and programming                 33.4%      33.1%       33.3%       32.6%
               Selling, general and administrative              19.5%      31.3%       19.4%       27.6%
               Depreciation and amortization                    27.2%      27.3%       27.6%       27.7%
                                                              ----------  ---------   ---------   ---------

             Operating income                                   19.9%       8.3%       19.7%       12.1%
                                                              ==========  =========   =========   =========



         Revenues. The primary revenue sources reflected as a percentage of total revenues were as follows for the three months ended September 30, 1998 and 1999:


                                                                                 Three Months Ended
                                                                                   September 30,
                                                                          ---------------------------------
                                                                              1998               1999
                                                                          --------------     --------------
             Regulated service and equipment                                   73%                63%
             Premium programming                                               10%                8%
             Advertising sales and other services                              10%                12%
             Competitive local exchange carrier services                       7%                 17%



         Revenues increased approximately 41.9% and 48.6% for the three and nine months ended September 30, 1999 compared with the same periods of 1998. The increases are attributable to the following:


                                                                  Three Months          Nine Months
                                                                      Ended                Ended
                                                                  September 30,        September 30,
                                                                      1999                  1999
                                                                 ----------------      ---------------
             Acquisitions                                              65%                  65%
             Basic subscriber growth                                   3%                    2%
             Cable rate increases                                      9%                   12%
             Premium programming                                        -                   (1%)
             Competitive local exchange carrier services               9%                   12%
             Advertising sales and other services                      14%                  10%


         Effective August 1, 1999, certain rate increases related to regulated cable services were implemented in substantially all of the Company's systems. Advertising revenues and revenues derived from other strategic service offerings such as CLEC services, high-speed data services, long distance and paging also had a positive impact on revenues for the three and nine months ended September

30, 1999. The Company expects to implement rate increases related to certain regulated cable services in substantially all of the Company's systems during the next fiscal year.

         Direct Operating and Programming Expenses. These expenses, which are mainly basic and premium programming costs and technical expenses, increased 40.7% and 45.7% for the three and nine months ended September 30, 1999 compared with the same period of 1998. Adelphia Business Solutions expenses increased due to higher costs associated with an increase in off-net resale costs, the expansion of operations at its Network Operating Control Center ("NOCC"), an increase in the number and size of the operations of the networks, which resulted in increased employee related costs, equipment maintenance costs, cost related to planned expansion into new markets, and the consolidation of the Jacksonville, Richmond, Wichita, Baton Rouge, Jackson, and Little Rock markets. The increases in Adelphia excluding Adelphia Business Solutions were primarily due to increased operating expenses from acquired systems, increased programming costs, incremental costs associated with increased subscribers and new services.

         Selling, General and Administrative Expenses. These expenses, which are mainly comprised of costs related to system offices, customer service representatives and sales and administrative employees, increased 127.9% and 111.9% for the three and nine months ended September 30, 1999 compared with the same period of 1998. Adelphia Business Solutions expenses increased due to increased expenses associated with its network expansion plan, an increase in the sales force; the development of a sales presence in many new markets, an increase in corporate overhead costs to accommodate the growth in the number, size and operations of the networks as a result of the expansion and the consolidation of the Jacksonville, Richmond. Wichita, Baton Rouge, Jackson, and Little Rock markets. The increases in Adelphia excluding Adelphia Business Solutions were primarily due to incremental costs associated with acquisitions, subscriber growth, new services and an increase in administrative employees preparing for the recently completed acquisitions.

         Depreciation and Amortization. Depreciation and amortization, excluding Adelphia Business Solutions, increased 31.0% and 34.6% for the three and nine months ended September 30, 1999, compared with the same period of 1998 primarily due to increased depreciation and amortization related to acquisitions, as well as increased capital expenditures made during the past several years. Depreciation and amortization for Adelphia Business Solutions increased 84.6% and 121.9% for the three and nine months ended September 30, 1999 compared with the same period of 1998. These increases were primarily a result of increased depreciation resulting from the higher depreciable asset base at the NOCC and its wholly owned networks, the consolidation of several of its networks and increased amortization of deferred financing costs.

         Priority Investment Income. Priority investment income is comprised of payments received from Olympus of accrued priority return on the Company's investment in 16.5% preferred limited partner ("PLP") interests in Olympus.

         Interest Expense - Net. Interest expense - net, excluding Adelphia Business Solutions, decreased 22.1% and 1.7% for the three and nine months ended September 30, 1999 compared with the same period of 1998. Interest expense - net, including Adelphia Business Solutions, decreased 5.3% for the three months ended September 30, 1999, as compared with the same period of 1998 due to increased interest income from affiliates. Interest expense-net including ABS increased 3.2% for the nine months ended September 30, 1999, as compared with the same period of 1998. The increases were primarily due to incremental debt related to acquisitions and other new debt issuances. Interest expense includes noncash accretion of original issue discount on the Adelphia Business Solutions 13% Senior Discount Notes and other noncash interest expense totaling $8,522 and $24,898 for the three and nine months ended September 30, 1999 compared with $7,908 and $23,252 for the same period of 1998.

         Equity in Loss of Joint Ventures. The equity in loss of joint ventures represents primarily (i) the Company's pro-rata share of Olympus' losses and the accretion requirements of Olympus' PLP interests, and (ii) Adelphia Business Solutions' pro-rata share of its less than majority owned partnerships' operating losses. Equity in loss of Olympus and other joint ventures has increased primarily due to an increase in interest, depreciation and amortization expenses for Olympus during the respective periods.

         Minority Interest in Net Losses of Subsidiaries. As a result of Adelphia Business Solutions' IPO, which occurred on May 8, 1998, a portion of Adelphia Business Solutions' net loss applicable to common stockholders is attributable to minority interests.

         Extraordinary Loss on Early Retirement of Debt. During the nine months ended September 30, 1999, Adelphia redeemed $154,500 of its 9 1/2% Senior Pay-In-Kind Notes due 2004 at 103.56% of principal and repaid certain institutional indebtedness. As a result of these transactions, Adelphia recognized an extraordinary loss of $10,027 for the nine months ended September 30, 1999.

         Preferred Stock Dividends. Preferred stock dividends increased by 107.5% and 32.3% for the three and nine months ended September 30, 1999 compared with the same period of 1998. The increase is due primarily to the payment of dividends on the 5 1/2% Series D Convertible Preferred Stock made during the three months ended September 30, 1999.

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

         Capital expenditures for Adelphia, excluding Adelphia Business Solutions, for the nine months ended September 30, 1998 and 1999 were $99,388 and $171,591, respectively. Capital expenditures, including Adelphia Business Solutions, for the nine months ended September 30, 1998 and 1999 were $244,878 and $404,009, respectively. Capital expenditures for ABS for the nine months ended September 30, 1999 compared with the nine months ended September 30, 1998, increased primarily due to the upgrade of plant in markets in which Adelphia Business Solutions purchased its local partners' interests, payments for indefeasible right of use agreements for fiber optic networks and the commencement of switching services. The Company estimates that capital expenditures excluding Adelphia Business Solutions will be in the range of approximately $750,000 to $850,000 from October 1, 1999 through the quater ended December 31, 2000, which includes the recently completed acquisitions. Adelphia Business Solutions estimates that, in addition to the cash and cash equivalents on hand and the U.S. government securities pledged as of September 30, 1999, a total of approximately $550,000 will be required to fund capital expenditures, working capital requirements, operating losses and pro rata investments in the joint ventures from October 1,

1999 through the quarter ending December 31, 2000.

         The Company generally has funded its working capital requirements, capital expenditures and investments in Olympus and other affiliates and entities through long-term borrowings, primarily from banks and insurance companies, short-term borrowings, internally generated funds and the issuance of parent company public debt and equity and Adelphia Business Solutions public debt and equity. The Company generally has funded the principal and interest obligations on its long-term borrowings from banks and insurance companies by refinancing the principal with new loans or through the issuance of parent company debt or equity securities, and by paying the interest out of internally generated funds. Adelphia has funded the interest obligations on its public borrowings from internally generated funds.

         The Company's financing strategy has generally been to maintain its public long-term debt at the parent holding company level while the Company's consolidated subsidiaries have their own senior and subordinated credit arrangements with banks and insurance companies or, for Adelphia Business Solutions, its own public debt and equity. The Company's public indentures and subsidiary credit agreements contain covenants that, among other things, require the maintenance of certain financial ratios (including compliance with certain debt to cash flow ratios in order to incur additional indebtedness); place limitations on borrowings, investments, affiliate transactions, dividends and distributions; and contain certain cross default provisions relating to Adelphia or its subsidiaries.

         At September 30, 1999, the Company's total outstanding debt aggregated $3,968,180, which included $2,406,342 of parent debt, $839,108 of Adelphia Business Solutions debt and $722,730 of other subsidiary debt. As of September 30, 1999, Adelphia's subsidiaries had an aggregate of $2,132,811 in unused credit lines and cash and cash equivalents, which includes $600,000 also available to affiliates, part of which is subject to achieving certain levels of operating performance.

         The Company's weighted average interest rate on notes payable to banks and institutions was approximately 7.27% at September 30, 1998 compared to 6.74% at September 30, 1999. At September 30, 1999, approximately 2.31% of such debt was subject to fixed interest rates for at least one year under the terms of such debt or applicable interest rate swap agreements.

         The following table sets forth the mandatory reductions in principal under all debt agreements for each of the next four years and three months based on amounts outstanding at September 30, 1999:


                      Three months ending December 31, 1999                 $        4,256
                      Year ending December 31, 2000                                136,698
                      Year ending December 31, 2001                                 57,330
                      Year ending December 31, 2002                                413,973
                      Year ending December 31, 2003                                656,010



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

         For information regarding significant events and financings subsequent to December 31, 1998, including the Recent Acquisitions subsequent to September 30, 1999 and the related use of capital resources to consummate them, see "Introduction" above and Note 1 to the Condensed Consolidated Financial Statements contained in this Form 10-Q.

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

         Management believes that the telecommunications industry, including the cable television and telephone industries, continues to be in a period of consolidation characterized by mergers, joint ventures, acquisitions, sales of all or part of cable or telephone companies or their assets, and other partnering and investment transactions of various structures and sizes involving cable or other telecommunications companies. The Company continues to evaluate new opportunities that allow for the expansion of its business through the acquisition or development of additional telecommunications systems in geographic proximity to its existing regional markets or in locations that can serve as a basis for new market areas. The Company, like other telecommunications companies, has participated from time to time and is participating in preliminary discussions with third parties regarding a variety of potential transactions, and the Company has considered and expects to continue to consider and explore potential transactions of various types with other cable and telecommunications companies. However, no assurances can be given as to whether any such transaction may be consummated or, if so, when, or that additional competition from this industry consolidation will not have an adverse effect on the Company.

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

Year 2000 Issue

         The year 2000 issue refers to the inability of computerized systems and technologies to recognize and process dates beyond December 31, 1999. The Company has evaluated the impact of the year 2000 issue on its business applications and its products and services. This could present risks to the operations of the Company's business in several ways. The evaluation included a review of the Company's information technology systems, cable network equipment, telephony equipment, and other embedded technologies. A significant portion of the Company's computerized systems and technologies have been developed, installed or upgraded in recent years and are generally more likely to be year 2000 ready. The Company's evaluation also included evaluating the potential impact as a result of its reliance on third-party systems that may have the year 2000 issue.

         Computerized business applications that could be adversely affected by the year 2000 issue include:

o        information processing and financial reporting systems;
o        customer billing systems;
o        customer service systems;
o        telecommunication transmission and reception systems; and
o        facility systems.

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

         The Company has developed a program to assess and address the year 2000 issue. This program consists of the following phases:

o inventorying and assessing the impact on affected technology and systems,
o        developing solutions for affected technology and systems;
o        modifying or replacing affected technology and systems;
o        testing and verifying solutions;
o        implementing solutions; and
o        developing contingency plans.

         The Company has substantially completed its inventory and assessment of affected computerized systems and technologies. The Company is in the final stages of its year 2000 compliance program with respect to the remediation of the affected systems and technologies.

         The Company has engaged a consulting firm familiar with its financial reporting systems. This firm has developed and tested year 2000 solutions that the Company has implemented. The Company has certified all eight financial systems as year 2000 compliant.

         A third-party billing vendor currently facilitates customer billing. This third-party vendor has certified that it implemented and successfully tested its own year 2000 solution in April 1999.

         Telecommunication plant rebuilds and upgrades in recent years have minimized the potential impact of the year 2000 issue on the Company's facilities, customer service, telecommunication transmission and reception systems. The Company has substantially completed a comprehensive internal inventory and assessment of all hardware components and component controlling software throughout its telecommunication networks and has implemented substantially all modifications, upgrades or replacements resulting from the internal review.

         Costs incurred to date directly related to addressing the year 2000 issue have been approximately $1,075. The Company has also redeployed internal resources to meet the goals of its year 2000 program. The Company currently estimates the total cost of its year 2000 remediation program to be approximately $2,055. Although the Company will continue to incur substantial capital expenditures in the ordinary course of meeting its telecommunications system upgrade goals through the year 2000, it will not specifically accelerate its expenditures to facilitate year 2000 readiness, and accordingly such expenditures are not included in the above estimate.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk


         The Company uses fixed and variable rate debt and fixed rate redeemable preferred stock to fund its working capital requirements, capital expenditures and acquisitions. These debt arrangements expose the Company to market risk related to changes in interest rates. The Company enters into pay-fixed interest rate swap agreements to effectively convert a portion of its variable-rate debt to fixed-rate debt to reduce the risk of incurring higher interest costs due to rising interest rates. As of September 30, 1999, the Company had interest rate swap agreements covering notional principal of $75,000 that expire through 2008 and that fix the interest rate at an average of 6.70%. The Company also enters into receive-fixed interest rate swap agreements to effectively convert a portion of its fixed-rate debt to a variable-rate debt which is indexed to LIBOR to reduce the risk of incurring higher interest costs in periods of falling interest rates. As of September 30, 1999, the Company had interest rate swap agreements covering notional principal of $45,000 that expire through 2003 and that have a variable rate at an average of 5.59%. The Company enters into interest rate cap agreements to reduce the risk of incurring higher interest costs due to rising interest rates. As of September 30, 1999, the Company had interest rate cap agreements covering a notional amount of $400,000, which expire in 2002 and cap rates at an average rate of 7.25%. The Company does not enter into any interest rate swap or cap agreements for trading purposes. The Company is exposed to market risk in the event of non-performance by the banks. No such non-performance is expected. The table below summarizes the fair values and contract terms of the Company's financial instruments subject to interest rate risk as of September 30, 1999.


                                                  Expected Maturity                                            Fair
                            ---------------------------------------------------------------------
                               1999       2000       2001        2002       2003      Thereafter    Total      Value
                            ----------- ---------- ---------- ----------- ----------- ---------- ----------- ------------
Debt and Redeemable

   Preferred Stock:

Fixed Rate                   $      --  $ 112,375  $   3,000   $ 325,000  $ 453,840   $2,789,109 $3,683,324  $3,565,698
   Average Interest Rate        10.23%     10.22%     10.23%      10.25%     10.18%       10.15%         --          --

Variable Rate                $  15,597  $  23,736  $  44,936   $  48,437  $  60,797   $  557,909 $  751,412  $ 751,412
   Average Interest Rate         7.23%      7.41%      7.71%       7.83%      8.00%        7.68%         --         --

Interest Rate Swaps
   and Caps:

Variable to Fixed            $      --  $      --  $      --   $      --  $      --   $   75,000 $   75,000  $   3,535
Average Pay Rate                    --         --         --          --         --        6.70%         --         --
Average Receive Rate                --         --         --          --         --        7.16%         --         --

Fixed to Variable                   --         --         --          --     45,000           --     45,000      (729)
Average Pay Rate                    --         --         --          --      5.59%           --         --         --
Average Receive Rate                --         --         --          --      6.96%           --         --         --

Interest Rate Caps           $      --  $      --  $      --   $ 400,000  $      --   $       -- $  400,000  $   2,538
Average Cap Rate                    --         --         --       7.25%         --           --         --         --


         Interest rates on variable debt are estimated by us using the average implied forward London Interbank Offer Rate ("LIBOR") rates for the year of maturity based on the yield curve in effect at September 30, 1999, plus the borrowing margin in effect at September 30, 1999. Average receive rates on the variable to fixed swaps are estimated by us using the average implied forward LIBOR rates for the year of maturity based on the yield curve in effect at September 30, 1999.

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

         On or about March 10, 1999, a lawsuit was commenced by the filing of a class action complaint by one of Century's Class A common stockholders on behalf of himself and all others similarly situated naming Century's Class B common stockholders and all of Century's directors as defendants for alleged breaches of fiduciary duty in connection with approval of the merger consideration. The complaint was filed in the Superior Court in the State of Connecticut under the caption Robert Lowinger v. Century Communications Corp., et. al. Century and Adelphia were also named as defendants for allegedly aiding and abetting in the foregoing alleged breaches of fiduciary duty. The complaint seeks damages in an unspecified amount and such other relief as may be appropriate. On July 21, 1999, the court granted the defendants' motion for extension of time to answer or otherwise respond to the complaint to the earlier of November 15, 1999 or twenty days after the effective date of the merger, which the Company has done.

         There are no other material pending legal proceedings, other than routine litigation incidental to the business, to which the Company is a part of or which any of its property is subject.

Item 2.  Changes in Securities and Use of Proceeds

         See Note 1 to the Condensed Consolidated Financial Statements regarding agreements for private placements of common stock under Section 4(2) of the Securities Act in connection with the FrontierVision acquisition and the April 1999 and October 1999 stock purchase agreements with Highland Holdings.

Item 3.  Defaults Upon Senior Securities

          None

Item 4.  Submission of Matters to a Vote of Security Holders


         A special meeting of the stockholders of the Company was held on October 1, 1999. Stockholders entitled to vote a total of 137,018,185 votes out of 158,673,103 votes attributable to all shares of the Company's outstanding capital stock were represented at the meeting either in person or by proxy. At such meeting (a) the stockholders approved, as required by the Nasdaq National Market, the issuance of shares of Adelphia's Class A common stock in connection with the merger of Century Communications Corp. with and into a wholly owned subsidiary of Adelphia.


                                                  Class of                                            Broker
                                                   Stock        Vote For      Withheld    Abstain   Non-voting
                                                ------------- -------------- ----------- --------- -------------
          (a) Approval of issuance of Class A
                 common stock in connection
                 with merger                    Class A          28,469,361      197,555     6,509          --
                                                Class B         108,344,760          --         --          --



         The annual meeting of the stockholders of the Company was held on October 25, 1999. Stockholders entitled to vote a total of 145,396,632 votes out of 158,673,103 votes attributable to all shares of the Company's outstanding capital stock were represented at the meeting either in person or by proxy. At such meeting, (a) one director (the "Class A Director") was elected by vote of the holders of Class A Common Stock voting as a separate class, (b) nine directors, ("Class A and B Directors") were elected by vote of the holders of Class A Common Stock and the holders of Class B Common Stock voting together and
(c) approval of amendment to Article IV of the Certificate of incorporation increasing authorized shares of capital stock from 230,000,000 to 1,550,000,000, authorized shares of Class A Common Stock from 200,000,000 to 1,200,000,000, authorized shares of Class B Common Stock from 25,000,000 to 300,000,000 and authorized shares of Preferred Stock from 5,000,000 to 50,000,000.

         The stockholder voting results are as follows:

                                                   Class of                                                     Broker
                                                     Stock        Vote for       Withheld       Abstain        Non-votes
                                                  ------------- ------------- ------------- --------------- ---------------

        (a)    Class A Director Elected
               Perry S. Patterson                 Class A         36,541,359       460,513             --              --


        (b)    Class A and B Director Elected

               John J. Rigas                      Class A         31,746,369     2,717,096           2,469       2,535,938
                                                  Class B        108,344,760


               Michael J. Rigas                   Class A         31,746,369     2,717,096           2,469       2,535,938
                                                  Class B        108,344,760


               Timothy J. Rigas                   Class A         31,746,369     2,717,096           2,469       2,535,938
                                                  Class B        108,344,760


               James P. Rigas                     Class A         31,746,369     2,717,096           2,469       2,535,938
                                                  Class B        108,344,760


               Pete J. Metros                     Class A         31,746,369     2,717,096           2,469       2,535,938
                                                  Class B        108,344,760


               Dennis P. Coyle                    Class A         31,746,369     2,717,096           2,469       2,535,938
                                                  Class B        108,344,760


               Leslie J. Gelber                   Class A         31,746,369     2,717,096           2,469       2,535,938
                                                  Class B        108,344,760


               Peter L. Venetis                   Class A         31,746,369     2,717,096           2,469       2,535,938
                                                  Class B        108,344,760


               Erland E. Kailbourne               Class A         31,746,369     2,717,096           2,469       2,535,938
                                                  Class B        108,344,760


        (c)    Amendment to Article IV

                 increase in Capital Stock        Class A         29,983,218     6,783,347         285,307             --
                                                  Class B        108,344,760

Item 5.  Other Information


         (a) On November 10, 1999, Adelphia Business Solutions, Inc., a majority owned subsidiary of Adelphia, issued a press release announcing a proposed offering of approximately $300,000 in Class A common stock to the public and a proposed sale of approximately $150,000 in Class B common stock to Adelphia. A copy of the press release is attached as Exhibit 99.02 to this Form 10-Q and is incorporated by reference herein.

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits:

Exhibit No.                     Description

1.01 Underwriting Agreement dated October 1, 1999 regarding the sale of 6,000,000 shares of Class A common stock of Adelphia (filed herewith).

3.01 Certificate of Incorporation of Adelphia Communications Corporation, as amended through October 25, 1999 (filed herewith).

3.02 Bylaws of Adelphia Communications Corporation, as amended through September 30, 1999 (filed herewith).

10.01 Stock Purchase Agreement dated October 1, 1999 between Adelphia Communications Corporation and Highland Holdings (filed herewith).

10.8 Bank Credit Facility dated May 6, 1999 among the registrant, other borrowers and the lenders named therein (incorporated herein by reference to Exhibit 10.01 to Current Report on Form 8-K for the event dated September 16, 1999 filed by Adelphia Communications Corporation (File No. 0-16014)).

27.01 Financial Data Schedule (supplied for the information of the Commission).

99.01 Press release dated November 10, 1999 regarding the sale of Senior Notes by Adelphia (filed herewith).

99.02 Press release dated November 10, 1999 regarding the sale of Class A common stock by Adelphia Business Solutions, Inc. (filed herewith).

         (b) Reports on Form 8-K:


         Form 8-Ks were filed for events dated July 12, 1999, August 11, 1999, September 9, 1999, September 16, 1999, September 21, 1999, September 29, 1999 and October 1, 1999, which reported information under items 2,5 and/or 7 thereof. No financial statements were filed with such Form 8-Ks, other than the financial statements and proforma financial information filed under Item 7 for a Form 8-K for the event dated October 1, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ADELPHIA COMMUNICATIONS CORPORATION
                                              (Registrant)



Date: November 15, 1999                By:  /s/ Timothy J. Rigas
                                            Timothy J. Rigas
                                            Executive Vice President (authorized
                                            officer), Chief Financial Officer
                                            and Treasurer