Form 10-K
period 1999-12-31
ADELPHIA COMMUNICATIONS CORP
filed 2000-03-30
CIK 796486

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

 X Annual Report under Section 13 or 15(d) of the Securities Exchange Act of
   1934

                      For the Year Ended December 31, 1999

____Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period

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

Yes      X        No  ____

Aggregate market value of outstanding Class A Common Stock par value $0.01, held by non-affiliates of the registrant at March 29, 2000 was $4.64 billion based on the closing sale price as computed by the NASDAQ National Market system as of that date. For purposes of this calculation only, affiliates are deemed to be directors and executive officers of the registrant.

At March 29, 2000, 113,051,118 shares of Class A Common Stock, par value $0.01, and 16,735,998 shares of Class B Common Stock, par value $0.01, of the registrant were outstanding.

Documents Incorporated by Reference: Portions of the Proxy Statement for the 2000 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K.


                                                  ADELPHIA COMMUNICATIONS CORPORATION

                                                           TABLE OF CONTENTS



PART I

   ITEM 1.  BUSINESS                                                                                                  3

   ITEM 2.  PROPERTIES                                                                                               25

   ITEM 3.  LEGAL PROCEEDINGS                                                                                        26

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                      28


PART II

   ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS                                                                                   30

   ITEM 6.  SELECTED FINANCIAL DATA                                                                                  31

   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS                                                                                 34

   ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK                                                49

   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                                              50

   ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
               FINANCIAL  DISCLOSURE                                                                                 81


PART III

   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                                                      81

   ITEM 11.  EXECUTIVE COMPENSATION                                                                                  81

   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                                          81

   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                                          81


PART IV

   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K                                         81

PART I

(Dollars in thousands, except subscriber rates and per share amounts)

ITEM 1.  BUSINESS

Introduction

      Adelphia Communications Corporation and subsidiaries ("Adelphia" or the "Company") is a leader in the telecommunications industry with cable television and local telephone operations. Adelphia's operations consist of providing telecommunications services primarily over networks, which are commonly referred to as broadband networks because they can transmit large quantities of voice, video and data by way of digital or analog signals. As of December 31, 1999, Adelphia owned or managed cable television systems ("Systems") with broadband networks that passed in front of 7,902,707 homes and served 5,124,594 basic subscribers. John J. Rigas, the Chairman, President, Chief Executive Officer and founder of Adelphia, has owned and operated cable television systems since 1952.

      On October 1, 1999, Adelphia acquired Century Communications Corp. ("Century") through a merger whereby Century was merged with and into a wholly owned subsidiary of Adelphia, Arahova Communications, Inc. ("Arahova") pursuant to an agreement and plan of merger, dated as of March 5, 1999, and as amended on July 12, 1999 and as further amended on July 29, 1999. This transaction was approved by Century and Adelphia stockholders at their respective stockholders' meetings on October 1, 1999. As of October 1, 1999, Century had approximately 1,610,000 basic subscribers primarily in California, Puerto Rico, and throughout the United States, after giving effect to Century's pending joint venture with AT&T, which closed on December 7, 1999. At the effective time of the merger, Adelphia also purchased Citizens Cable Company's 50% interest in the Citizens/Century Cable Television Joint Venture, one of Century's 50% owned joint ventures.

      Also on October 1, 1999 Adelphia acquired FrontierVision Partners, L.P. ("FrontierVision") and Harron Communications Corp. ("Harron"). As of the date of acquisition, FrontierVision had approximately 710,000 basic subscribers primarily in Ohio, Kentucky, New England and Virginia and Harron had approximately 296,000 basic subscribers primarily in Southeastern Pennsylvania, Michigan, Massachusetts and New Hampshire.

      Adelphia also owns 100% of the interests in Olympus Communications, L.P. ("Olympus"). On October 1, 1999, the redemption of the partnership interests in Olympus held by Telesat Cablevision, Inc., a subsidiary of FPL Group, Inc. was completed. Olympus is a limited partnership that operates a large cable system in Florida. As of December 31, 1999, the broadband network for this system passed in front of 974,861 homes and served 651,308 basic subscribers.

      Cable systems owned by the Company (the "Company Systems") are located in 32 states and Puerto Rico, and are organized into 12 regional clusters: Florida, Western New York, Virginia, Western Pennsylvania, New England, Eastern Pennsylvania, Ohio, New Jersey, Los Angeles, Puerto Rico, Colorado and Other. The Company Systems are located primarily in suburban areas of large and medium-sized cities within the 50 largest television markets. As of December 31, 1999, the broadband networks for the Company Systems passed in front of 7,722,933 homes and served 4,990,092 basic subscribers.

      See Note 1 to Adelphia's Consolidated Financial Statements included in
Item 8 of this Form 10-K for discussion of additional acquisitions during the year ended December 31, 1999.

      Adelphia also provides management and consulting services to other partnerships, corporations and limited liability companies engaged in the ownership and operation of cable television systems (the "Managed
Partnerships"). John J. Rigas and members of his immediate family (collectively, the "Rigas family"), including entities they own or control, have controlling ownership interests in these entities. As of December 31, 1999, the broadband networks for cable systems owned by these Rigas family partnerships and corporations passed in front of 179,774 homes and served 134,502 basic subscribers.

      On October 25, 1999, the shareholders of Hyperion Telecommunications, Inc. ("Hyperion"), a majority owned subsidiary of Adelphia, elected to change the name of Hyperion to Adelphia Business Solutions, Inc. ("Adelphia Business Solutions" or "ABIZ"). The name change was effective October 25, 1999.

      Adelphia Business Solutions is a leading national provider of facilities-based integrated communications services to customers that include businesses, governmental and educational end users and other communications service providers throughout the United States. This means that Adelphia Business Solutions provides its customers with alternatives to the incumbent local telephone company for local telephone and communications services. Adelphia Business Solutions' telephone operations are referred to as being facilities-based, which means it generally owns the local communications networks and facilities it uses to deliver these services, rather than leasing or renting the use of another party's networks to do so. Adelphia Business Solutions currently offers a full range of communications services in 53 markets and expects by the end of the year 2000 to be offering services in approximately 115 markets nationwide, including substantially all of the top 40 metropolitan statistical areas in the United States.

      On November 30, 1999, Adelphia Business Solutions issued and sold 8,750,000 shares of Class A common stock at a price to the public of $30.00 per share. Simultaneously, Adelphia purchased 5,181,350 shares of Class B common stock at a price equal to the public offering price less the underwriting discount for the Class A common stock. These transactions raised approximately $403,000 of net proceeds to continue to fund the expansion of Adelphia Business Solutions' existing markets and to build new markets. At December 31, 1999, Adelphia owned approximately 60% of the Adelphia Business Solutions' outstanding common stock and held approximately 90% of the total voting power.

      Adelphia Business Solutions, Olympus, Arahova and FrontierVision are also Securities and Exchange Commission ("SEC") registrants due to filing requirements for certain publicly held securities. Additional information regarding these entities can be obtained by reviewing their separate company filings with the SEC.

      John J. Rigas, the Chairman, President, Chief Executive Officer and controlling stockholder of Adelphia, is a pioneer in the cable television industry, having built his first system in 1952 in Coudersport, Pennsylvania. Adelphia was incorporated in Delaware on July 1, 1986 for the purpose of reorganizing five cable television companies, then principally owned by the Rigas family, into a holding company structure in connection with the initial public offering of its Class A common stock. The Company's operations consist of providing telecommunications services primarily over its broadband networks. The Company did not have any material foreign operations or foreign sales in the twelve months ended December 31, 1999.

      The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Annual Report on Form 10-K, including Management's Discussion and Analysis of Financial Condition and Results of Operations, is forward-looking, such as information relating to the effects of future regulation, future capital commitments and the effects of competition. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. These "forward looking statements" can be identified by the use of forward-looking terminology such as "believes", "expects," "may," "will," "should," "intends" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions, acquisitions and divestitures, the availability and cost of capital, government and regulatory policies, the pricing and availability of equipment, materials, inventories and programming, product acceptance, developments and changes in the competitive environment in which the Company operates. Persons reading this Annual Report on Form 10-K are cautioned that forward-looking statements herein are only predictions, that no assurance can be given that the future results will be achieved, and that actual events or results may differ materially as a result of the risks and uncertainties facing the Company. For further information regarding those risks and uncertainties and their potential impact on the Company, see the prospectus and most recent prospectus supplement filed under Registration Statement No. 333-78027, under the caption "Risk Factors."

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

      Digital video services are available to Adelphia subscribers who lease or purchase a digital converter. Digital TV is a computerized method of defining, transmitting and storing information that makes up a television signal. Since digital signals can be "compressed," Adelphia can transmit up to 12 channels in the space currently used to transmit just one analog channel. Adelphia's digital TV subscribers may also receive "multichannel" premium services, such as HBO 1, 2, 3 and 4 from east and west coast satellite feeds, enhanced pay-per-view options with 18 movie channels, up to 40 channels of CD-quality music from Music Choice and an interactive on-screen program guide to help them navigate the new digital choices.

      Adelphia also sells advertising to various entities for local and national advertising on certain channels carried by Adelphia, as well as mailings and other media.

      High-Speed Data Services and Internet Access

      Power Link, the Company's high-speed data service provided through cable modems, which includes residential, institutional, and business service offerings, constitutes an alternative to the traditional slower speed data offerings available through Internet Service Providers ("ISPs"). Power Link offers customers speeds comparable to those available through a T1 line, at costs that compare to a typical ISP plus a second telephone line. Also, as a result of the acquisition of Century on October 1, 1999, Adelphia offers high speed data services through @Home in certain systems in Arahova.

      The Company's deep fiber design allows the use of the expanded bandwidth potential of digital compression technology for cable data and video services. High speed cable data services are now available at speeds far in excess of that which is currently available via a 28.8 kilobit or 56 kilobit per second telephone modem. In addition, using a high speed cable modem and special ethernet card allows the user to bypass telephone lines, does not require the user to log on, and allows for multiple sessions or connections to multiple services simultaneously.

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

      Adelphia also offers long distance telephone service on a resale basis. Services offered include state-to-state and in-state long distance, as well as 800 service, international calling, calling card services and debit card services. The Company's sales effort is focused on the consumer market and emphasizes the simplicity and savings of one low usage fee available 24 hours a day, 7 days a week with no monthly fee.

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

      By acquiring and developing systems in geographic proximity, the Company has been able to realize significant operating efficiencies through the consolidation of many managerial, administrative and technical functions. The Systems have consolidated virtually all of their administrative operations, including customer service, service call dispatching, marketing, human resources, advertising sales and government relations into regional offices. Each regional office has a related technical center which contains the facilities necessary for the Systems' technical functions, including construction, installation and system maintenance and monitoring. Consolidating customer service functions into regional offices allows the Company to provide customer service through better training and staffing of customer service representatives, and by providing more advanced telecommunications and computer equipment and software to its customer service representatives than would otherwise be economically feasible in smaller systems. To this end, Adelphia has completed several cable system swaps in order to further cluster systems in close geographic proximity. Adelphia has entered into a significant cable system swap with Comcast that is expected to close in 2000. (See "Recent Development of Systems").

      The Company considers technological innovation to be an important component of its service offerings and customer satisfaction. The Company intends to continue the upgrade of its network infrastructure to add channel capacity, increase digital transmission capabilities and further improve system reliability. These improvements will enable the Company to continue its introduction of additional services, such as digital video, high speed data and internet service and impulse-ordered pay-per-view programming, which expand customer choices and are expected to increase Company revenues. Management believes that the Company is among the leaders of the cable industry in the deployment of fiber optic cable with one of the most advanced broadband network infrastructures.

Adelphia Business Solutions

    Products and Services

      Adelphia Business Solutions products and services are designed to appeal to the sophisticated communications needs of its business, governmental and educational customers. Adelphia and Adelphia Business Solutions are not in competition for the same customer base. Adelphia concentrates on residential customers, while Adelphia Business Solutions concentrates on business, governmental and educational customers.

      Local Services

      Adelphia Business Solutions provides local dial-tone services to customers, which allows them to complete calls in its calling area and to access a long distance calling area. Local services and long distance services can be bundled together using the same transport facility. Adelphia Business Solutions' networks are designed to allow a customer to easily increase or decrease capacity and alter enhanced services as the communications requirements of the business change. In addition to its core local services, Adelphia Business Solutions also provides public payphone services, access to third party directory assistance and operator services.

      Long Distance Services

      Adelphia Business Solutions provides domestic and international long distance services for completing intrastate, interstate and international calls. Long distance service is offered as an additional service to Adelphia Business Solutions local exchange customers. Long distance calls which do not terminate on Adelphia Business Solutions' networks (which are currently the bulk of such calls) are passed to long distance carriers which route the remaining portion of the call.

    Enhanced Services

      In addition to providing typical enhanced services such as voicemail, call transfer and conference calling, Adelphia Business Solutions offers additional value-added enhanced services to complement its core local and long distance services. These enhanced service offerings include:

          Access to Internet Services--Enables customers to use its available capacity for access to ISPs.

               Data Networking Services--Adelphia Business Solutions can provide high-speed, broadband services to use for data and Internet access such as Integrated Services Digital Network ("ISDN") and Primary Rate Interface ("PRI").

               Specialized Application Services--Adelphia Business Solutions can create products and services that are tailored for target industries with special communications needs such as the hospitality industry. These services typically include non-measured rate local calling, expanded local calling area, discounted long distance rates and tailored trunking configurations.

               Internet Support Services--Adelphia Business Solutions can provide web hosting solutions for commercial and non-profit organizations. These services may include co-location services, storage services, domain name registration, virtual hosting services, traffic statistics, and 24-hour access for web site changes.

    Growth Strategy

      Adelphia Business Solutions provides its services to communications-intensive customers. These customers include business, governmental and educational end users, as well as other communications service providers. Adelphia Business Solutions believes that its target customers represent a large and under-served customer pool that generally has limited choices in their communications services purchasing decisions. These customers generally seek reliability, high quality, broad geographic coverage, end-to-end service, solutions-oriented customer service and timely introduction of new and innovative services. Adelphia Business Solutions offers dedicated access services on a wholesale basis to interexchange or long distance carriers ("IXCs") and has entered into national service agreements with AT&T and MCIWorldCom to be their preferred supplier.

      The broad deployment of fiber optic cable in Adelphia Business Solutions' markets typically enables connectivity among Adelphia Business Solutions, the incumbent local exchange carrier ("LEC") central offices and Adelphia Business Solutions' customers. Adelphia Business Solutions expects this strategy to result in a high proportion of traffic that is both originated and terminated on its network system, which would provide Adelphia Business Solutions with higher long-term operating margins. As of December 31, 1999, Adelphia Business Solutions had collocated in 167 incumbent LEC central offices, a figure which is expected to increase to over 500 during 2000. In addition, Adelphia Business Solutions had approximately 331,000 installed access lines as of December 31, 1999, 55% of which were on-switch.

      In addition to the broad deployment of fiber optic cable in its markets, Adelphia Business Solutions has been aggressively adding an inter-city fiber network system that connects its various markets. Once fully deployed, this approximately 33,000 mile fiber optic backbone will enhance Adelphia Business Solutions' ability to originate and terminate Adelphia Business Solutions' customers' communications traffic over its networks. Management of Adelphia Business Solutions believes long-term operating margins on Adelphia Business Solutions' long distance, Internet and data transfer businesses will increase significantly as a result of connecting these markets. Management of Adelphia Business Solutions also believes that its planned deployment of Local Multipoint Distribution Service ("LMDS") and Digital Subscriber Line ("DSL") technologies will provide additional, alternative means to connect customers to its networks.

      In response to market demands and to maximize its selling efforts, Adelphia Business Solutions offers a full suite of communications services to its customers. Adelphia Business Solutions offers its services separately to suit specific customer needs or bundled together to provide customers with a cost-effective and comprehensive communications solution. In addition to the pricing benefits Adelphia Business Solutions' customers receive from purchasing bundled communications services, management of Adelphia Business Solutions believes that bundled services provide Adelphia Business Solutions with increased customer retention, higher operating margins and a reduced cost of acquiring new customers.

      Adelphia Business Solutions' service offerings currently include a wide range of local dial tone and long distance services in all of Adelphia Business Solutions' operating markets. In addition, Adelphia Business Solutions has recognized the expanding demand for high-bandwidth by its customers in order to support the growing number of data applications. Adelphia Business Solutions' first data product to take advantage of these additional revenue opportunities is high-speed Internet access, which has been introduced in most of Adelphia Business Solutions' original 22 local markets ("Original Markets") and will be rolled out to all of Adelphia Business Solutions' markets over the next several months. Additionally, Adelphia Business Solutions plans to add to its product capabilities by activating data centers and providing such products as e-mail, directory services and web hosting, and by launching DSL, frame relay and Asynchoronous Transmission Mode ("ATM") services over the next six months. To accelerate Adelphia Business Solutions' frame relay and ATM service offerings, Adelphia Business Solutions entered into a wholesale provider agreement with Intermedia Communications ("Intermedia"), whereby Adelphia Business Solutions will use Intermedia's frame relay network and data switches to offer data services to Adelphia Business Solutions' customers and then move Adelphia Business Solutions' customers' traffic onto its own network system as it becomes operational. Management of Adelphia Business Solutions believes this approach provides an efficient market-entry strategy under the Adelphia Business Solutions trade name, while providing better long-term operating margins through the use of Adelphia Business Solutions' own network system. Management of Adelphia Business Solutions believes that the introduction of high margin data products should enhance revenue growth and better leverage Adelphia Business Solutions' significant fiber assets.

      Adelphia Business Solutions intends to extend its fiber optic network into the western half of the United States. This expansion will increase Adelphia Business Solutions' addressable market from 35% to 65% of the business access lines in the United States and will allow Adelphia Business Solutions to offer services in approximately 200 markets by December 31, 2001. These markets will provide Adelphia Business Solutions with a market opportunity of more than 39 million addressable business access lines, which currently generate over $75,000,000 of annual communications services revenues.

Recent Development of the Systems

      The Company has focused on acquiring and developing systems in markets which have favorable historical growth trends. The Company believes that the strong household growth trends in its Systems' market areas are a key factor in positioning itself for future growth in basic subscribers. For a description of acquisitions by the Company from April 1, 1997 through the date of this filing, see Notes 1 and 13 to Adelphia's Consolidated Financial Statements included in
Item 8 of this Form 10-K.

      On May 26, 1999, the Company announced that it had agreed to swap certain cable systems with Comcast Corporation ("Comcast") and Jones Intercable, Inc. ("Jones") in a geographic rationalization of the companies' respective markets. Adelphia will add approximately 440,000 subscribers in the Los Angeles, CA area and the West Palm/Fort Pierce, FL area. In exchange, Comcast and Jones will receive systems currently owned or managed serving approximately 464,000 subscribers in suburban Philadelphia, PA, Ocean County, NJ, Ft. Myers, FL, Michigan, New Mexico and Indiana. All systems involved in the transactions will be valued by agreement between the parties or, following a failure to reach agreement, by independent valuations, with any difference in relative value to be funded with cash or additional cable systems. The system swaps are subject to customary closing conditions and regulatory approvals and are expected to close by mid-2000.

      In December 1999, the Company entered into definitive agreements under which Cablevision Systems Corporation will sell its cable systems in the greater Cleveland metropolitan area to Adelphia for approximately $1,530,000 in cash and securities. As of December 31, 1999, these systems served approximately 307,350 basic subscribers. The transaction is subject to customary closing conditions and regulatory approval and is expected to close by mid-2000.

      The Company has entered into a definitive agreement under which Prestige Communications of NC, Inc. will sell its cable systems in Virginia, North Carolina and Maryland to Adelphia for approximately $700,000. These systems serve approximately 120,000 basic subscribers. This transaction is subject to customary closing conditions and regulatory approval is expected to be close by mid-2000.

      The Company will continue to evaluate new opportunities that allow for the expansion of its business through the acquisition of additional cable television systems in geographic proximity to its existing regional market areas or in locations that can serve as the basis for new market areas, either directly or indirectly through joint ventures, where appropriate.

      The following table indicates the growth of the Company Systems by summarizing the number of homes passed by cable and the number of basic subscribers for each of the three years in the period ended March 31, 1998 and for each of the two years in the period ended December 31, 1999. The table also indicates the numerical growth in subscribers attributable to acquisitions and the numerical and percentage growth attributable to internal growth.


                                                                                         Year Ended

                                                  Year Ended March 31,                  December 31,
                                        ----------------------------------------------------------------------
                                            1996         1997          1998          1998            1999
                                        ---------------------------------------- -----------------------------
    COMPANY SYSTEMS:
    Homes passed (a, b)
       Beginning of Year                 1,852,860     2,053,679    2,220,695     2,413,389       3,075,580
       Internal Growth (c)                  42,715        54,189       43,221        45,850          77,261
       % Internal Growth                       2.3%          2.6%         1.9%          1.9%            2.5%
       Acquired Homes Passed               158,104       112,827      161,337       616,341       4,570,092
       End of Year                       2,053,679     2,220,695    2,425,253     3,075,580       7,722,933

    Basic subscribers (d, b)
       Beginning of Year                 1,281,383     1,443,605    1,555,174     1,711,372       2,169,882
       Internal Growth (c)                  38,544        33,255       28,137        27,892          28,449
       % Internal Growth                       3.0%          2.3%         1.8%          1.6%            1.3%
       Acquired Subscribers                123,678        78,314      133,451       430,618       2,791,761
       End of Year                       1,443,605     1,555,174    1,716,762     2,169,882       4,990,092
       Basic Penetration (e)                  70.3%         70.0%        70.8%         70.6%           64.6%


(a) A home which a broadband network passes in front of is deemed to be "passed" by cable if it can be connected to the distribution system without any further extension of the cable distribution plant.

(b) Data for the Olympus systems (which became wholly owned and consolidated on October 1, 1999) is included under Company Systems for all periods presented.

(c) The number of additional homes passed or additional basic subscribers not attributable to acquisitions of new cable systems.

(d) A home with one or more television sets connected to a cable system is counted as one basic subscriber.

(e)  Basic subscribers as a percentage of homes passed by cable.



Market Areas

         The Systems are "clustered" in twelve market areas as follows:

MARKET AREA                LOCATION OF SYSTEMS

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

Western Pennsylvania       Suburbs  of  Pittsburgh  and  several  small
                           communities  in  western  Pennsylvania,
                           Maryland and West Virginia

New England                Cape Cod communities, South Shore communities
                           (the area between Boston and Cape Cod,
                           Massachusetts), Martha's Vineyard, Massachusetts and
                           Bennington, Burlington, Rutland and Montpelier,
                           Vermont and surrounding communities in Vermont, New
                           Hampshire and New York and Seymour and Waterbury,
                           Connecticut and communities in southern, central and
                           coastal, Maine

Eastern Pennsylvania       Suburbs of Philadelphia and Scranton

Ohio Suburbs of Cincinnati and Columbus and several small communities in Ohio, suburbs of Lexington and several small communities in Kentucky, several small communities in Indiana and Kalamazoo, Michigan and several small communities in Michigan

New Jersey                 Ocean County, New Jersey

Los Angeles                City and suburbs of Los Angeles

Puerto Rico                Cities of San Juan and Levittown

Colorado                   City of Colorado Springs

Other                      Various locations throughout the midwest




      The following table summarizes by market area the homes passed by cable, basic subscribers and premium service units for the Systems as of December 31, 1999.


                                               Homes          Basic         Basic      Premium       Premium
                                               Passed      Subscribers   Penetration    Units      Penetration

Company Systems:
Los Angeles                                   1,464,419        808,849       55.23%      512,927        63.41%
New England                                   1,065,827        766,372       71.90       284,852        37.17
Florida                                       1,039,728        684,724       65.86       273,091        39.88
Ohio                                            939,131        633,242       67.43       258,776        40.87
Western New York                                750,658        500,700       66.70       295,916        59.10
Virginia                                        598,757        434,995       72.65       190,166        43.71
Western Pennsylvania                            347,736        249,262       71.68        71,459        28.67
Eastern Pennsylvania                            271,439        199,821       73.62       103,866        51.98
Puerto Rico                                     305,826        134,927       44.12        83,754        62.07
Colorado                                        191,311        111,544       58.31        44,215        39.64
New Jersey                                      133,431        109,675       82.20        57,572        52.49
Other                                           614,670        355,981       57.91        88,503        24.86

                                             -----------   ------------               -----------
     Total                                    7,722,933      4,990,092       64.61     2,265,097        45.39
                                             ===========   ============               ===========

Managed Systems:
Western Pennsylvania                             82,289         61,982       75.32        28,009        45.19
Florida                                          29,713         25,569       86.05         7,540        29.49
Eastern Pennsylvania                             36,543         25,449       69.64        17,004        66.82
Virginia                                         31,229         21,502       68.85        11,855        55.13
                                             -----------   ------------               -----------
     Total                                      179,774        134,502       74.82        64,408        47.89
                                             ===========   ============               ===========

Total Systems:
Los Angeles                                   1,464,419        808,849       55.23       512,927        63.41
New England                                   1,065,827        766,372       71.90       284,852        37.17
Florida                                       1,069,441        710,293       66.42       280,631        39.51
Ohio                                            939,131        633,242       67.43       258,776        40.87
Western New York                                750,658        500,700       66.70       295,916        59.10
Virginia                                        629.986        456,497       72.46       202,021        44.25
Western Pennsylvania                            430,025        311,244       72.38        99,468        31.96
Eastern Pennsylvania                            307,982        225,270       73.14       120,870        53.66
Puerto Rico                                     305,826        134,927       44.12        83,754        62.07
Colorado                                        191,311        111,544       58.31        44,215        39.64
New Jersey                                      133,431        109,675       82.20        57,572        52.49
Other                                           614,670        355,981       57.91        88,503        24.86

                                             -----------   ------------               -----------
      Total                                   7,902,707      5,124,594       64.85%    2,329,505        45.46%
                                             ===========   ============               ===========

Financial Information

      The financial data regarding the revenues, results of operations and identifiable assets for the Company's two business segments as of and for each of the three years in the period ended March 31, 1998, the nine months ended December 31, 1998 and the year ended December 31, 1999 are set forth in, and incorporated herein by reference to, Item 6 of this Form 10-K.

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

    Subscriber Services and Rates

      The Company's revenues are derived principally from monthly subscription fees for various services. Rates to subscribers vary in accordance with the type of service selected. Although service offerings vary across franchise areas because of differences in plant capabilities, each of the areas typically offers services at monthly prices ranging as follows:


                       Service                                 Rate Range

                Basic Cable Television                      $   7.00 - 19.00
                Cable Value Cable Television                $  11.00 - 28.00
                Premium Cable Television                    $   9.00 - 14.00
                Digital Cable Television                    $  10.00
                High Speed Internet Access                  $  35.00 - 50.00
                Dial-up Internet Access                     $  16.00
                Paging                                      $   7.00 - 35.00
                Long Distance                               $    .07 - .08 per minute


      In addition, the Company derives other telephony revenues with rates determined on a usage basis.

      An installation fee, which the Company may wholly or partially waive during a promotional period, is usually charged to new subscribers. Subscribers are free to terminate services at any time without charge, but often are charged a fee for reconnection or change of service.

      The Cable Communications Policy Act of 1984 (the "1984 Cable Act") as amended by the Cable Television Consumer Protection and Competition Act of 1992 ( the "1992 Cable Act"), deregulated basic service rates for systems in communities meeting the Federal Communication Commissions ("FCC") definition of effective competition. Pursuant to the FCC's definition of effective competition adopted following enactment of the 1984 Cable Act, substantially all of the Company's franchises were rate deregulated. However, in June 1991, the FCC amended its effective competition standard, which increased the number of cable systems which could be subject to local rate regulation. The 1992 Cable Act contains a definition of effective competition under which nearly all cable systems in the United States are subject to regulation of basic service rates. Additionally, the legislation (i) eliminated the 5% annual basic rate increase allowed by the 1984 Cable Act without local approval; (ii) allows the FCC to adjudicate the reasonableness of rates for non-basic service tiers, other than premium services, for cable systems not subject to effective competition in response to complaints filed by franchising authorities and/or cable subscribers; (iii) prohibits cable systems from requiring subscribers to purchase service tiers above basic service in order to purchase premium services if the system is technically capable of doing so; (iv) allows the FCC to impose restrictions on the retiering and rearrangement of cable services under certain circumstances; and (v) permits the FCC and franchising authorities more latitude in controlling rates and rejecting rate increase requests. The Telecommunications Act of 1996 (the "1996 Act") ended FCC regulation on nonbasic tier rates on March 31, 1999. See "Legislation and Regulation."

      For a discussion of recent FCC rate regulation and related developments, see "Legislation and Regulation" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Regulatory and Competitive Matters."

      Franchises

      The 1984 Cable Act provides that cable operators may not offer cable service to a particular community without a franchise unless such operator was lawfully providing service to the community on July 1, 1984 and the franchising authority does not require a franchise. The Systems operate pursuant to franchises or other authorizations issued by governmental authorities, substantially all of which are nonexclusive. Such franchises or authorizations awarded by a governmental authority generally are not transferable without the consent of the authority. As of December 31, 1999, the Company held 2,885 franchises, and the Managed Systems held 102 franchises. Most of these franchises can be terminated prior to their stated expiration by the relevant governmental authority, after due process, for breach of material provisions of the franchise.

      Under the terms of most of the Company's franchises, a franchise fee (generally ranging up to 5% of the gross revenues of the cable system) is payable to the governmental authority. For the past three years, franchise fee expense incurred by the Company has averaged approximately 2.4% of gross system revenues.

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

Adelphia Business Solutions

    Networks

    Network Construction

      Adelphia Business Solutions' networks are constructed to cost-effectively access areas of significant end user communications traffic, as well as the majority of the Local Exchange Carriers Central Offices ("LEC-COs") and Points of Presence ("POPs") and most of the IXCs. Adelphia Business Solutions establishes general requirements for network design including engineering specifications, fiber type and amount, construction timelines and quality control. Adelphia Business Solutions' engineering personnel provide project management, including contract negotiation and overall supervision of the construction, testing and certification of all facilities. The construction period for a new network varies depending upon the number of route miles to be installed, the initial number of buildings targeted for connection to the network, the general deployment of the network and other factors. Networks that Adelphia Business Solutions has installed to date have generally become operational within ten to twelve months after the beginning of construction.

    Network Operating Control Center ("NOCC")

      Adelphia Business Solutions' NOCC is located in Coudersport, Pennsylvania. The NOCC is equipped with state-of-the-art system monitoring and control technology. The NOCC is a single point interface for monitoring all of Adelphia Business Solutions' networks and provisioning all services and systems necessary to operate the networks. The NOCC supports all of Adelphia Business Solutions' networks including the management of 2,194 building connections, 22 switches or remote switching modules and 16,060 network route miles as of December 31, 1999. The NOCC is designed to accommodate Adelphia Business Solutions' anticipated growth.

      The NOCC is utilized for a variety of network management and control functions including monitoring, managing and diagnosing Adelphia Business Solutions' SONET networks, central office equipment, customer circuits and signals and Adelphia Business Solutions' switches and associated equipment. The NOCC is also the location where Adelphia Business Solutions provisions, coordinates, tests and accepts all orders for switched and dedicated circuit orders. In addition, the NOCC maintains the database for Adelphia Business Solutions' circuits and network availability. Network personnel at the NOCC also develop and distribute a variety of software utilized to manage and maintain the networks.

    Connections to Customer Locations

      Office buildings are connected by network backbone extensions to one of a number of physical rings of fiber optic cable, which originate and terminate at the company's central office. Signals are sent simultaneously on both primary and alternate protection paths through a network backbone to the company's central office. Within each building, Company-owned internal wiring connects the Company's fiber optic terminal equipment to the customer premises. Customer equipment is connected to Company-provided electronic equipment generally located where customer transmissions are digitized, combined and converted to an optical signal. The traffic is then transmitted through the network backbone to the Company's central office where it can be reconfigured for routing to its ultimate destination on the network.

Cable Television Operations

    Competition

      Although the Company and the cable television industry have historically faced modest competition, the competitive landscape is changing and competition has increased. The Company believes that the increase in competition within its communities will continue to occur over the next several years.

      At the present time, cable television systems compete with other communications and entertainment media, including off-air television broadcast signals which a viewer is able to receive directly using the viewer's own television set and antenna. The extent to which a cable system competes with over-the-air broadcasting depends upon the quality and quantity of the broadcast signals available by direct antenna reception compared to the quality and quantity of such signals and alternative services offered by a cable system. In many areas, television signals which constitute a substantial part of basic service can be received by viewers who use their own antennas. Local television reception for residents of apartment buildings or other multi-unit dwelling complexes may be aided by use of private master antenna services. Cable systems also face competition from alternative methods of distributing and receiving television signals and from other sources of entertainment such as live sporting events, movie theaters and home video products, including multimedia computers, videotape recorders, digital video disc players and compact disc players. In recent years, the FCC has adopted policies providing for authorization of new technologies and a more favorable operating environment for certain existing technologies that provide, or may provide, substantial additional competition for cable television systems. The extent to which cable television service is competitive depends in significant part upon the cable television system's ability to provide an even greater variety of programming and other services than that available off-air or through competitive alternative delivery sources. In addition, certain provisions of the 1992 Cable Act and the 1996 Act are expected to increase competition significantly in the cable industry. See "Legislation and Regulation."

      The 1992 Cable Act prohibits the award of exclusive franchises, prohibits franchising authorities from unreasonably refusing to award additional franchises and permits them to operate cable systems themselves without franchises.

      Individuals presently have the option to purchase earth stations, which allow the direct reception of satellite-delivered program services formerly available only to cable television subscribers. Most satellite-distributed program signals are being electronically scrambled to permit reception only with authorized decoding equipment, generally at a cost to the viewer. From time to time, legislation has been introduced in Congress which, if enacted into law, would prohibit the scrambling of certain satellite-distributed programs or would make satellite services available to private earth stations on terms comparable to those offered to cable systems. Broadcast television signals are being made available to owners of earth stations under the Satellite Home View Copyright Act of 1988, which became effective January 1, 1989 for a six-year period. This Act establishes a statutory compulsory license for certain transmissions made by satellite owners to home satellite dishes for which carriers are required to pay a royalty fee to the Copyright Office. This Act was formally extended through December 31, 1999 and deliberations relative to further extension of this Act are ongoing. The 1992 Cable Act enhances the right of cable competitors to purchase nonbroadcast satellite-delivered programming. See "Legislation and Regulation--Federal Regulation."

      Video programming is now being delivered to individuals by high-powered direct broadcast satellites ("DBS") utilizing video compression technology. This technology has the capability of providing more than 100 channels of programming over a single high-powered DBS satellite with significantly higher capacity available if multiple satellites are placed in the same orbital position. Video compression technology is being used by cable operators to similarly increase their channel capacity. DBS service can be received virtually anywhere in the United States through the installation of a small rooftop or side-mounted antenna, and it is more accessible than cable television service where a cable plant has not been constructed or where it is not cost effective to construct cable television facilities. DBS is being heavily marketed on a nationwide basis by competing service providers. Congress passed the Satellite Home Viewer Act in late 1999. The law allows DBS providers to begin offering local broadcast channels. DBS companies have since added a limited number of local channels in some regions, a trend that will continue, thus lessening the distinction between cable television and DBS service.

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

      The FCC has authorized an interactive television service which permits non-video transmission of information between an individual's home and entertainment and information service providers. This service provides an alternative means for DBS systems and other video programming distributors, including television stations, to initiate the interactive television services. This service may also be used by the cable television industry.

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

      The FCC has recently auctioned a sizable amount of spectrum in the 31 Ghz band for use by a new wireless service, LMDS, which among other uses, can deliver over 100 channels of digital programming directly to consumers' homes. The FCC auctioned this spectrum to the public during 1998, with cable operators and local telephone companies restricted in their participation in this auction. The extent to which the winning licenses in this service will use this spectrum in particular regions of the country to deliver multichannel video programming to subscribers, and therefore provide competition for franchised cable systems, is at this time, uncertain. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

      Advances in communications technology, as well as changes in the marketplace and the regulatory and legislative environment, are constantly occurring. Thus, it is not possible to predict the effect that ongoing or future developments might have on the cable industry. The ability of cable systems to compete with present, emerging and future distribution media will depend to a great extent on obtaining and delivering attractive programming. The availability and exclusive use of a sufficient amount of quality programming may in turn be affected by developments in regulation or copyright law. See "Legislation and Regulation."

      The cable television industry competes with radio, television, the Internet, and print media for advertising revenues. As the cable television industry continues to develop programming designed specifically for distribution by cable, advertising revenues may increase. Premium programming provided by cable systems is subject to the same competitive factors which exist for other programming discussed above. The continued profitability of premium services may depend largely upon the continued availability of attractive programming at competitive prices.

Adelphia Business Solutions

    Competition

      In each of the markets served by Adelphia Business Solutions' networks, the services offered by Adelphia Business Solutions compete principally with the services offered by the incumbent LEC serving that area. Incumbent LECs have long-standing relationships with their customers, have the potential to subsidize competitive services from monopoly service revenues, and benefit from favorable state and federal regulations. In light of the passage of the 1996 Act, federal and state regulatory initiatives will provide increased business opportunities to competitive local exchange carriers ("CLECs") such as Adelphia Business Solutions, but regulators are likely to provide incumbent LECs with increased pricing flexibility for their services as competition increases. Further, if a Regional Bell Operating Company ("RBOC") is authorized to provide in region long distance service in one or more states by fulfilling the market operating provisions of the 1996 Act, the RBOC may be able to offer "one stop shopping" that would be competitive with Adelphia Business Solutions' offerings. To date, the FCC has approved Bell Atlantic's application for such authority in New York. Any approval could result in decreased market share for the major IXCs, which are among the operating companies' significant customers. Any of these results could have an adverse effect on Adelphia Business Solutions.

      There has been significant merger activity among the RBOCs in anticipation of entry into the long distance market, including the merger of Ameritech and SBC, whose combined territory covers a substantial portion of Adelphia Business Solutions' markets. Other combinations have occurred in the industry, which may have an effect on Adelphia Business Solutions, such as the combination of AT&T Corp. and MediaOne and the proposed mergers between Bell Atlantic and GTE, Qwest and US West, and MCIWorldCom and Sprint. The effects of these combinations are unknown at this time. Management of Adelphia Business Solutions believes that combinations of RBOCs and others will pose a greater competitive threat to Adelphia Business Solutions' strategy of originating and terminating a significant proportion of its customers' communications traffic over its own networks, rather than relying on the network of the incumbent LEC.

      Adelphia Business Solutions also faces, and will continue to face, competition from other current and potential market entrants, including other CLECs and data centric local providers, incumbent LECs which are not subject to RBOC restrictions on long distance, AT&T, MCIWorldCom, Sprint and other IXCs, cable television companies, electric utilities, microwave carriers, wireless telecommunications providers and private networks built by large end users. In addition, new carriers, such as Global Crossing, Williams, Qwest and Level 3 are building and managing nationwide networks which, in some cases, are designed to provide local services. Further, AT&T's acquisition of various cable companies will exploit ubiquitous local cable infrastructure for telecommunications and other services provided by the operating companies. Finally, although Adelphia Business Solutions has generally good relationships with the other existing IXCs, there are no assurances that any of these IXCs will not build their own facilities, purchase other carriers or their facilities, or resell the services of other carriers rather than use Adelphia Business Solutions' services when entering the market for local exchange services.

      Many of Adelphia Business Solutions' current and potential competitors, particularly incumbent LECs, have financial, personnel and other resources substantially greater than those of Adelphia Business Solutions, as well as other competitive advantages over Adelphia Business Solutions.

Employees

      At February 26, 2000, there were 11,740 full-time employees of the Company and the Managed Partnerships, of which 724 employees were covered by collective bargaining agreements at 25 locations. The Company considers its relations with its employees to be good.

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

    Telecommunications Act of 1996

      The 1996 Act significantly revised the federal regulatory structure. As it pertains to cable television, the 1996 Act, among other things, (i) eliminated the regulation of certain nonbasic programming services in 1999, (ii) expanded the definition of effective competition, the existence of which displaces rate regulation, (iii) eliminated the restriction against the ownership and operation of cable systems by telephone companies within their local exchange service areas and (iv) liberalizes certain of the FCC's cross-ownership restrictions. The FCC has been conducting a number of rulemaking proceedings in order to implement many of the provisions of the 1996 Act.

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

      The FCC's regulations set standards for the regulation of basic and nonbasic cable service rates (other than per-channel or per-program services). The FCC's original rules became effective on September 1, 1993. The rules have been amended several times. The rate regulations adopt a benchmark price cap system for measuring the reasonableness of existing basic and nonbasic service rates, and a formula for future rate increases based on inflation and increases in certain costs. Alternatively, cable operators have the opportunity to make cost-of-service showings which, in some cases, may justify rates above the applicable benchmarks. The rules also require that charges for cable-related equipment (e.g., converter boxes and remote control devices) and installation services be unbundled from the provision of cable service and based upon actual costs plus a reasonable profit. Local franchising authorities and/or the FCC are empowered to order a reduction of existing rates which exceed the benchmark level for either basic and/or nonbasic cable services and associated equipment, and refunds could be required. The retroactive refund period for basic cable service rates was limited to one year. A significant number of franchising authorities have become certified by the FCC to regulate the rates charged by the Company for basic cable service and for associated equipment. The Company's ability to implement rate increases consistent with its past practices will likely be limited by the regulations that the FCC has adopted.

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

      The 1996 Act eliminated the FCC rule prohibiting common ownership between a cable system and a national broadcast television network. The 1996 Act also eliminated the statutory ban covering certain common ownership interests, operation or control between a television station and cable system within the station's Grade B signal coverage area. However, the parallel FCC rules against cable/television station cross-ownership remain in place, subject to review by the FCC within two years. Finally, the 1992 Cable Act prohibits common ownership, control or interest in cable television systems and MMDS facilities or SMATV systems having overlapping service areas, except in limited circumstances. The 1996 Act exempts cable systems facing "effective competition" from the MMDS and SMATV cross-ownership restrictions.

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

      Copyrighted music performed by cable systems themselves on local origination channels, Public Education Grant ("PEG") channels, and in locally inserted advertising and cross promotional announcements must also be licensed. A blanket license was obtained for periods through December 31, 1996 from BMI. A settlement with ASCAP has been made for all periods through December 31, 1999. Cable industry negotiations with both BMI and ASCAP are ongoing for periods subsequent to these settlements.

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

    Forced Internet Access

      Cable operators have begun to offer high-speed Internet access to subscribers. These services are in direct competition with a number of other companies, many of which have substantial resources, such as existing ISPs and local and long distance telephone companies.

      Recently, a number of ISP's have asked local franchising authorities and the FCC to grant them rights of access to cable systems' broadband infrastructure so that they can deliver their services directly to cable systems' customers. Several local franchising authorities and state legislatures have been examining the issue and a few local authorities have required cable operators to provide such access. A U.S. District Court recently ruled that the City of Portland, OR was authorized to require such access. This decision is on appeal. Some cable companies have initiated their own litigation challenging municipal forced access requirements. Congress and the FCC have thus far declined to take action on the issue of ISP's access to broadband cable facilities. If cable operators are subject to this forced access, it could prohibit the Company from entering into agreements or limiting existing agreements with ISPs which could adversely impact our anticipated revenues from high-speed Internet access services. Franchise renewals and transfers could become more difficult depending upon the outcome of this issue.

Telephony and Telecommunications/State  Law and Regulation

      In 1995, the Florida Legislature amended Chapter 362 of Florida Statutes by enacting "An Act Relating to Local Exchange Telecommunications Companies" ("Florida Act") (Chapter 362, Fl. Stat. (1995)). This new law substantially altered Florida law regarding telecommunications providers and services, such as Olympus. The following is a summary of the key provisions of the Florida Act and associated Florida Public Service Commission ("PSC") actions that could materially affect Adelphia's telecommunications business in Florida.

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

    PSC Actions

      Florida has also promulgated legislation that fosters competition in intrastate telecommunications services, which is administered by the Florida Public Service Commission ("PSC"). The PSC grants certification to competitive, alternative providers upon a showing of sufficient technical, financial, and managerial capability. The PSC also remains active in governing the business of alternative carriers, such as imposing certain continuing reporting and other obligations (or restrictions) on such carriers. For instance, although the PSC has mandated that competitive providers file certain price lists, the PSC has resisted allowing competitive carriers to file full tariffs, which would deny them the ability to rely on terms and conditions normally included in such tariffs and required instead reliance on individual contracts. In addition, the PSC conducts proceedings and rulemakings to address local competition issues including pricing of unbundled network elements and wholesale services available for resale. Finally, pursuant to its obligation under the 1996 Act, the PSC also reviews or arbitrates interconnection agreement negotiations.

      Based on the foregoing, the Company believes that the Florida Act and actions of the PSC to date reflect a generally favorable legal and regulatory environment for new entrants, such as the Company, to intrastate telecommunications in Florida.

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

      Adelphia Business Solutions' fiber optic cable, fiber optic communications equipment and other properties and equipment used in its networks, are owned or leased by Adelphia Business Solutions and its subsidiaries, or in certain circumstances, its joint ventures. Fiber optic cable plant used in providing service is primarily on or under public roads, highways or streets, with the remainder being on or under private property. As of December 31, 1999, Adelphia Business Solutions' total communications equipment in service consists of fiber optic communications equipment, fiber optic cable, switches, other electronic equipment, furniture and fixtures, leasehold improvements and construction in progress. Such properties do not lend themselves to description by character and location of principal units.

ITEM 3.  LEGAL PROCEEDINGS

      In February 2000, the Company settled all disputes and claims arising out of a summons and complaint filed in the United States District Court for the Northern District of New York, Case Number 99-CV-268, against the Company by Hyperion Solutions Corporation ("Solutions"), which is described in the complaint as a company in the business of developing, marketing and supporting comprehensive computer software tools, executive information systems and applications that companies use to improve their business performance. The complaint alleged, among other matters, that the Company's use of the name "Hyperion" in its business infringed upon various trademarks and service marks of Solutions in violation of federal trademark laws and violate various New
York business practices, advertising and business reputation laws. Management of the Company believes that the Company had meritorious defenses to the complaint and has vigorously defended this lawsuit including filing a counterclaim against Solutions. As part of the settlement, Solutions' complaint and the Company's counterclaim were dismissed with prejudice and both the Company and Solutions entered into mutual releases regarding the complaint and counterclaim. Management believes that this matter will not have a material adverse effect upon the Company.

         On or about March 10, 1999, Robert Lowinger, on behalf of himself and all others similarly situated (the "Plaintiff") commenced an action by filing a Class Action Complaint (the "Complaint") in the Superior Court of Connecticut, Judicial District of Stamford/Norwalk against Century, all of its directors, and Adelphia. The Plaintiff, claiming that he owns shares of Class A Common Stock of Century, alleged that in connection with the proposed merger of Century with Adelphia, holders of Class B Common Stock of Century (which has superior voting rights to the Class A Common Stock of Century) will receive consideration for their shares that exceeds by $4.00 per share the consideration to be paid to Century's Class A shareholders resulting in the Century's Class B shareholders receiving approximately $170,000 more than if they held the equivalent number of the Century's Class A shares. The Plaintiff claimed that the individual defendants breached their fiduciary duties of loyalty, good faith, and due care to Century's Class A shareholders by approving the higher payment to Century's Class B shareholders and that Century and Adelphia aided and abetted these alleged breaches of fiduciary duty. The Plaintiff seeks certification of a class of Century's Class A shareholders and seeks recovery on behalf of himself and the class of unspecified damages, profits, and special benefits alleged to have been wrongfully obtained by the defendants, as well as all costs, expenses and attorney's fees. On October 21, 1999, Adelphia and Century filed motions to strike the Complaint, and several of the individual defendants moved to dismiss all counts in the Complaint against them for lack of personal jurisdiction over each of them. On January 3, 2000, the court dismissed all counts in the Complaint as to two of the individual defendants. On January 13, 2000, the court granted defendants' motions to strike and dismissed Plaintiff's complaint in its entirety for failure to state a claim upon which relief can be granted. The court entered judgment on February 16, 2000. To the Company's knowledge the Plaintiff has not filed an appeal in this action within the time provided by local court rules for the filing of an appeal.

         Adelphia and certain subsidiaries are defendants in several putative subscriber class action suits in state courts in Vermont, Pennsylvania and Mississippi initiated during 1999. The suits all challenge the propriety of late fees charged by the subsidiaries to customers who fail to pay for services in a timely manner. The suits seek injunctive relief and various formulations of damages under various claimed causes of action under various bodies of state law. These actions are in various stages of defense and, in one case, the Company was required to refund the late fees, however, Adelphia has appealed this decision. All of these actions are being defended vigorously. The outcome of these matters cannot be predicted at this time.

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


                                                  Class of                                            Broker
                                                   Stock        Vote For      Withheld    Abstain   Non-voting
                                                ------------- -------------- ----------- --------- --------------
          (a) Approval of issuance of Class A
                 common stock in connection
                 with merger                    Class A          28,469,361     197,555      6,509          --
                                                Class B         108,344,760         --          --          --

      The annual meeting of the stockholders of the Company was held on October 25, 1999. Stockholders entitled to vote a total of 145,396,632 votes out of 158,673,103 votes attributable to all shares of the Company's outstanding capital stock were represented at the meeting either in person or by proxy. At such meeting, (a) one director (the "Class A Director") was elected by vote of the holders of Class A common stock voting as a separate class, (b) nine directors, ("Class A and B Directors") were elected by vote of the holders of Class A common stock and the holders of Class B common stock voting together and
(c) an amendment to Article IV of the Certificate of Incorporation increasing authorized shares of capital stock from 230,000,000 to 1,550,000,000, authorized shares of Class A common stock from 200,000,000 to 1,200,000,000, authorized shares of Class B common stock from 25,000,000 to 300,000,000 and authorized shares of Preferred Stock from 5,000,000 to 50,000,000 was approved.


      The stockholder voting results are as follows:

                                                   Class of                                                     Broker
                                                     Stock       Vote for       Withheld       Abstain        Non-votes
                                                  --------------------------- ------------- --------------- ---------------

        (a)    Class A Director Elected

               Perry S. Patterson                 Class A         36,541,359       460,513              --              --

        (b)    Class A and B Directors Elected
               John J. Rigas                      Class A         31,746,369     2,717,096           2,469       2,535,938
                                                  Class B        108,344,760            --              --              --

               Michael J. Rigas                   Class A         31,746,369     2,717,096           2,469       2,535,938
                                                  Class B        108,344,760            --              --              --

               Timothy J. Rigas                   Class A         31,746,369     2,717,096           2,469       2,535,938
                                                  Class B        108,344,760            --              --              --

               James P. Rigas                     Class A         31,746,369     2,717,096           2,469       2,535,938
                                                  Class B        108,344,760            --              --              --

               Pete J. Metros                     Class A         31,746,369     2,717,096           2,469       2,535,938
                                                  Class B        108,344,760            --              --              --

               Dennis P. Coyle                    Class A         31,746,369     2,717,096           2,469       2,535,938
                                                  Class B        108,344,760            --              --              --

               Leslie J. Gelber                   Class A         31,746,369     2,717,096           2,469       2,535,938
                                                  Class B        108,344,760            --              --              --

               Peter L. Venetis                   Class A         31,746,369     2,717,096           2,469       2,535,938
                                                  Class B        108,344,760            --              --              --

               Erland E. Kailbourne               Class A         31,746,369     2,717,096           2,469       2,535,938
                                                  Class B        108,344,760            --              --              --

        (c)    Amendment to Article IV

               increase in Capital Stock          Class A         29,983,218     6,783,347         285,307              --
                                                  Class B        108,344,760            --              --              --

Executive Officers of the Registrant

      The executive officers of the Company, first elected to hold their respective positions on July 1, 1986, serve at the discretion of the Board of Directors.

      The executive officers of the Company are:


        NAME                        AGE      POSITION

        John J. Rigas                75      Chairman, Chief Executive Officer, President and Director

        Michael J. Rigas             46      Executive Vice President, Operations, Secretary and Director

        Timothy J. Rigas             43      Executive Vice President, Chief Financial Officer, Treasurer and Director

        James P. Rigas               42      Executive Vice President, Strategic Planning and Director


         John J. Rigas is the founder, Chairman, President and Chief Executive Officer of Adelphia and is President of its subsidiaries. He is also Chairman of Adelphia Business Solutions. Mr. Rigas has served as President or general partner of most of the constituent entities which became wholly-owned subsidiaries of Adelphia upon its formation in 1986, as well as the cable television operating companies acquired by the Company which were wholly or partially owned by members of the Rigas family. Mr. Rigas has owned and operated cable television systems since 1952. Among his business and community service activities, Mr. Rigas is Chairman of the Board of Directors of Citizens Bancorp., Inc., Coudersport, Pennsylvania, and a member of the Board of Directors of Charles Cole Memorial Hospital. He is a director of the National Cable Television Association and a past President of the Pennsylvania Cable Television Association. He is also a member of the Board of Directors of C-SPAN and the Cable Advertising Bureau, and is a Trustee of St. Bonaventure University. He graduated from Rensselaer Polytechnic Institute with a B.S. in Management Engineering in 1950.

      John J. Rigas is the father of Michael J. Rigas, Timothy J. Rigas and James P. Rigas, each of whom currently serves as a director and executive officer of the Company.

      Michael J. Rigas is Executive Vice President, Operations and Secretary of Adelphia and is a Vice President of its subsidiaries. He is also Vice Chairman and Secretary of Adelphia Business Solutions. Since 1981, Mr. Rigas has served as a Senior Vice President, Vice President, general partner or other officer of the constituent entities which became wholly-owned subsidiaries of Adelphia upon its formation in 1986, as well as the cable television operating companies acquired by the Company which were wholly or partially owned by members of the Rigas family. From 1979 to 1981, he worked for Webster, Chamberlain & Bean, a Washington, D.C. law firm. Mr. Rigas graduated from Harvard University (magna cum laude) in 1976 and received his Juris Doctor degree from Harvard Law School in 1979.

      Timothy J. Rigas is Executive Vice President, Chief Financial Officer and Treasurer of Adelphia and its subsidiaries. He is also Vice Chairman, Chief Financial Officer and Treasurer of Adelphia Business Solutions. Since 1979, Mr. Rigas has served as Senior Vice President, Vice President, general partner or other officer of the constituent entities which became wholly-owned subsidiaries of Adelphia upon its formation in 1986, as well as the cable television operating companies acquired by the Company which were wholly or partially owned by members of the Rigas family. Mr. Rigas graduated from the University of Pennsylvania, Wharton School, with a B.S. degree in Economics (cum laude) in 1978.

      James P. Rigas is Executive Vice President, Strategic Planning of Adelphia and is a Vice President of its subsidiaries, and also serves as Vice Chairman, President, Chief Executive Officer and Chief Operating Officer of Adelphia Business Solutions. Since February 1986, Mr. Rigas has served as a Senior Vice President, Vice President or other officer of the constituent entities which became wholly-owned subsidiaries of Adelphia upon its formation in 1986, as well as the cable television operating companies acquired by the Company which were wholly or partially owned by members of the Rigas family. Among his business activities, Mr. Rigas is a member of the Board of Directors of Cable Labs. Mr. Rigas graduated from Harvard University (magna cum laude) in 1980 and received a Juris Doctor degree and an M.A. degree in Economics from Stanford University in 1984. From June 1984 to February 1986, he was a consultant with Bain & Co., a management consulting firm.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's Class A common stock is quoted on the National Association of Securities Dealers Automated Quotations System National Market System (NASDAQ-NMS). Adelphia's NASDAQ-NMS symbol is "ADLAC."

      The following table sets forth the range of high and low prices of the Class A common stock on NASDAQ-NMS for the periods presented. Such prices represent inter-dealer quotations, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.


                                                         CLASS A COMMON STOCK

               QUARTER ENDED:                                            HIGH           LOW

               June 30, 1998                                            $  37 1/8     $  21 1/2
               September 30, 1998                                       $  44         $  30 7/16
               December 31, 1998                                        $  48 1/8     $  29 1/8

               March 31, 1999                                           $  64 3/8     $  44 7/8
               June 30, 1999                                            $  87         $  55 1/8
               September 30, 1999                                       $  69 1/4     $  54
               December 31, 1999                                        $  67         $  47 1/4

      As of March 23, 2000, there were approximately 667 holders of record of Adelphia's Class A common stock. As of March 23, 2000, five record holders were registered clearing agencies holding Class A common stock on behalf of participants in such clearing agencies.

      No established public trading market exists for Adelphia's Class B common stock. As of the date hereof, the Class B common stock was held of record by seven persons, principally members of the Rigas family, including a Pennsylvania general partnership all of whose partners are members of the Rigas family. The Class B common stock is convertible into shares of Class A common stock on a one-to-one basis. As of March 28, 2000 the Rigas family owned 100% of the outstanding Class B common stock.

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

      On October 1, 1999, Adelphia purchased Citizens Cable Company's 50% interest in the Citizens/Century Cable Television Joint Venture, one of Century's 50% owned joint ventures, for a purchase price of approximately $131.9 million, comprised of approximately $27.7 million in cash, approximately 1,850,000 shares of Adelphia Class A common stock and the assumption of indebtedness. The Class A common stock was issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

      On October 1, 1999, Adelphia acquired FrontierVision Partners, L.P. ("FrontierVision"). In connection with the acquisition, Adelphia issued 7,000,000 shares of its Class A common stock to the partners of FrontierVision, assumed debt of approximately $1.15 billion and paid cash of approximately $543 million. The Class A common stock was issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

      On December 29, 1999, Adelphia issued 13,355 shares of Class A common stock to the former owners of the Verto cable system purchased earlier in 1999, as part of the post-closing adjustment for that acquisition. The Class A common stock was issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA
 (Dollars in thousands, except per share amounts)

      The selected consolidated financial data as of and for each of the three years in the period ended March 31, 1998, the nine months ended December 31, 1998 and the year ended December 31, 1999 have been derived from the audited consolidated financial statements of the Company. The selected consolidated financial data for the twelve months ended December 31, 1998 have been derived from unaudited condensed consolidated financial statements of the Company not included herein; however, in the opinion of management, such data reflect all adjustments (consisting only of normal and recurring adjustments) necessary to fairly present the data for such period. This data should be read in conjunction with the consolidated financial statements and related notes thereto as of December 31, 1998 and 1999 and the year ended March 31, 1998, the nine months ended December 31, 1998 and the year ended December 31, 1999 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K. The statement of operations data with respect to fiscal years ended March 31, 1996 and 1997, and the balance sheet data at March 31, 1996, 1997 and 1998, have been derived from audited consolidated financial statements of the Company not included herein.


                                                                          Nine Months
                                                                             Ended            Year Ended

                                              Year Ended March 31,         December          December 31,
                                                                              31,

                                        --------------------------------------------------------------------------
                                          1996       1997        1998        1998         1998           1999
                                        ------------------------------------------------------------  ------------
                                                                                       (unaudited)
Revenues                                $ 403,597   $472,778   $ 524,889  $   496,014  $   630,999    $1,287,968
Direct operating and programming          124,116    148,982     167,288      167,963      213,327       432,612
expense
Selling, general and administrative        68,357     81,763      95,731      107,249      132,895       340,579
expense
Depreciation and amortization expenses    111,031    124,066     145,041      140,823      181,294       370,836
Merger and integration costs                   --         --          --           --           --         4,736
Rate regulation charge                      5,300         --          --           --           --            --
                                        ---------   ---------  ---------- ------------ -------------  ------------
Operating income                           94,793    117,967     116,829       79,979      103,483       139,205
                                        ---------   ---------  ---------- ------------ ------------  ------------
Priority investment income from Olympus    28,852     42,086      47,765       36,000       48,000        36,000
Cash interest expense - net              (183,780)  (190,965)   (206,124)    (156,789)    (205,554)     (307,517)
Noncash interest expense                  (16,288)   (41,360)    (37,430)     (23,663)     (31,112)      (52,068)
Equity in loss of joint ventures          (46,257)   (59,169)    (79,056)     (58,471)     (78,193)      (68,376)
Adelphia Business Solutions preferred

  stock dividends                              --         --     (12,682)     (21,536)     (28,230)      (32,173)
Minority interest in net losses of             --         --          --       25,772       25,772        38,699
subsidiaries

Other                                          --     12,151       2,538        1,113        2,633         1,865
                                        ---------   ---------  ---------- ------------ -------------  ------------
Loss before income taxes and             (122,680)  (119,290)   (168,160)    (117,595)    (163,201)     (244,365)
extraordinary loss
Income tax benefit                          2,786        358       5,606        6,802       12,967        14,493
                                        ---------   ---------  ---------- ------------ -------------  ------------
Loss before extraordinary loss           (119,894)  (118,932)   (162,554)    (110,793)    (150,234)     (229,872)
Extraordinary loss on early retirement         --    (11,710)    (11,325)      (4,337)      (4,337)      (10,658)
of debt
                                        ---------   ---------  ---------- ------------ -------------  ------------
Net loss                                 (119,894)   (130,642)  (173,879)    (115,130)    (154,571)     (240,530)
Dividend requirements applicable
  to preferred stock                           --          --    (18,850)     (20,718)     (27,570)      (41,963)
                                        ---------   ---------  ---------- ------------ -------------  ------------
Net loss applicable to common
stockholders                            $(119,894)  $(130,642) $(192,729) $  (135,848) $  (182,141)   $ (282,493)
                                        =========   =========  ========== ============ =============  ============
Basic and diluted loss per weighted
  average share of common stock before
  extraordinary loss                    $   (4.56)  $   (4.50) $   (6.07) $     (3.63) $     (5.10)   $    (3.73)
Basic and diluted net loss per
weighted                                    (4.56)      (4.94)     (6.45)       (3.75)       (5.23)        (3.88)
  average share of common stock
Cash dividends declared per common
share                                          --          --         --           --           --            --

Business Segment Information:

      As more fully described in this Form 10-K, Adelphia operates primarily in two operating segments within the telecommunications industry: cable television and related investments ("Adelphia, excluding Adelphia Business Solutions" or "Cable and Other Segment") and competitive local exchange carrier telephony ("Adelphia Business Solutions" or "CLEC Segment"). The balance sheet data and other data as of and for each of the three years in the period ended March 31, 1998, the nine months ended December 31, 1998 and the year ended December 31, 1999 of Adelphia Business Solutions have been derived from audited consolidated financial statements of Adelphia Business Solutions not included herein. The selected consolidated financial data for the twelve months ended December 31, 1998 have been derived from unaudited condensed consolidated financial statements of Adelphia Business Solutions not included herein; however, in the opinion of management, such data reflect all adjustments (consisting only of normal and recurring adjustments) necessary to fairly present the data for such period.


                                                             March 31,                          December 31,
                                            --------------------------------------------------------------------------
                                                 1996           1997          1998           1998           1999
                                            --------------------------------------------------------------------------
Balance Sheet Data:

Adelphia Consolidated

  Total assets                              $   1,367,579  $   1,643,826  $  2,304,671  $   3,294,457  $  17,267,500
  Total debt                                    2,175,473      2,544,039     2,909,745      3,527,452      9,291,732
  Cash and cash equivalents                        10,809         61,539       276,895        398,644        186,874
  Investments (a)                                  74,961        130,005       150,787        229,494        308,342
  Redeemable preferred stock                           --             --       355,266        376,865        409,211
  Convertible preferred stock
    (liquidation preference)                           --             --       100,000        100,000        675,000

Adelphia Business Solutions

  Total assets                              $      35,269  $     174,601  $    639,992  $     836,342  $   1,171,074 (b)
  Total debt                                       50,855        215,675       528,776        494,109        845,178
  Cash and cash equivalents                            --         59,814       230,750        242,570          2,133
  Investments (a)                                  27,900         56,695        69,596        138,614         61,400
  Redeemable preferred stock                           --             --       207,204        228,674        260,848

Adelphia, excluding Adelphia
  Business Solutions

  Total assets                              $   1,332,310  $   1,469,225  $  1,664,679  $   2,458,115  $  16,096,426
  Total debt                                    2,124,618      2,328,364     2,380,969      3,033,343      8,446,554
   Cash and cash equivalents                       10,809          1,725        46,145        156,074        184,741
  Investments (a)                                  47,061         73,310        81,191         90,880        246,942
  Redeemable preferred stock                           --             --       148,062        148,191        148,363
  Convertible preferred stock
    (liquidation preference)                           --             --       100,000        100,000        675,000












                                                    See "Other Data" on next page.



                                                                     Nine Months

                                                                        Ended            Year Ended            Three Months Ended
                                        Year Ended March 31,         December 31,       December 31,              December 31,
                                -------------------------------------------------- ------------------------  -----------------------
Other Data:                        1996         1997        1998         1998         1998         1999         1998        1999
                                -----------  ----------- ------------------------- ------------ -----------  ----------- -----------
                                                                                   (unaudited)               (unaudited) (unaudited)
Adelphia Consolidated

  Revenues                    $   403,597   $  472,778  $   524,889  $   496,014  $   630,999  $1,287,968  $   188,301   $  635,273
  Priority income                  28,852       42,086       47,765       36,000       48,000      36,000       12,000           --
  Operating expenses (c)          192,473      230,745      263,019      275,212      346,222     773,191      107,725      367,608
  Depreciation and
    amortization expenses         111,031      124,066      145,041      140,823      181,294     370,836       56,181      184,646
  Operating income                 94,793      117,967      116,829       79,979      103,483     139,205       24,395       78,283
  Interest expense - net         (200,068)    (232,325)    (243,554)    (180,452)    (236,666)   (359,585)     (60,820)    (187,945)
  Preferred stock dividends            --           --      (31,532)     (42,254)     (55,800)    (74,136)     (14,330)     (23,217)
  Capital expenditures            100,089      129,609      183,586      255,797      321,823     819,197       76,945      415,188
  Cash paid for acquisitions -
    net of cash acquired           60,804      143,412      146,546      403,851      462,180   2,178,037           --    1,988,249
  Cash used for investments        24,333       51,415       86,851       81,558      106,219      56,365       56,570       14,342

Adelphia Business Solutions

  Revenues                    $     3,322   $    5,088  $    13,510  $    34,776  $    39,596  $  154,575       15,043   $   55,575
  Operating expenses (c)            5,774       10,212       22,118       54,050       61,806     201,140       23,182       71,485
  Depreciation and
    amortization expenses           1,184        3,945       11,477       26,671       31,121      65,244       10,708       19,955
  Operating loss                   (3,636)      (9,069)     (20,085)     (45,945)     (53,331)   (111,809)     (18,847)     (35,865)
  Interest expense - net (d)       (5,889)     (22,401)     (36,030)     (20,010)     (28,057)    (45,898)      (6,994)     (16,103)
  Preferred stock dividends            --           --      (12,682)     (21,536)     (28,230)    (32,173)      (7,424)      (8,586)
  Capital expenditures              6,084       36,127       68,629      146,752      180,547     453,206       35,057      220,788
  Cash paid for acquisitions -
    net of cash acquired               --        5,040       65,968            -       58,329     129,118           --           --
  Cash used for investments        12,815       34,769       64,260       69,018       87,159      24,496       54,258       (2,925)

Adelphia, excluding Adelphia
      Business Solutions

  Revenues                    $   400,275   $  467,690  $   511,379  $   461,238  $   591,403  $1,133,393      173,258   $  579,698
  Priority income                  28,852       42,086       47,765       36,000       48,000      36,000       12,000           --
  Operating expenses (c)          186,699      220,533      240,901      221,162      284,416     572,051       84,543      296,123
  Depreciation and
    amortization expenses         109,847      120,121      133,564      114,152      150,173     305,592       45,473      164,691
  Operating income                 98,429      127,036      136,914      125,924      156,814     251,014       43,242      114,148
  Interest expense - net (e)     (194,179)    (209,924)    (207,524)    (160,442)    (208,609)   (313,687)     (53,826)    (171,842)
  Preferred stock dividends            --           --      (18,850)     (20,718)     (27,570)    (41,963)      (6,906)     (14,631)
  Capital expenditures             94,005       93,482      114,957      109,045      141,276     365,991       41,888      194,400
  Cash paid for acquisitions -
    net of cash acquired           60,804      138,372       80,578      403,851      403,851   2,048,919           --    1,988,249
  Cash used for investments        11,518       16,646       22,591       12,540       19,060      31,869        2,312       17,267


(a)      Represents total investments before cumulative equity in net losses.
(b) Amount excludes receivables from Adelphia of $392,629 as of December 31, 1999.
(c) Amount excludes depreciation and amortization expenses and merger and integration costs.
(d) Amounts include interest income from Adelphia of $0, $0, $0, $8,395, $11,223, $8,483, $3,576 and $1,540 for the respective periods.

(e) Amounts include interest expense to Adelphia Business Solutions of $0, $0, $0, $8,395, $11,223, $8,483, $3,576 and $1,540 for the respective periods.



ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS
           (Dollars in thousands)

    Introduction

      During the year ended December 31, 1999, the Company completed the acquisition of the Olympus partnership interests held by FPL Group, Inc., and the acquisitions of FrontierVision Partners, L.P., Century Communications Corp. and Harron Communications Corp. (collectively, the "Acquisitions"). The Acquisitions were all completed on October 1, 1999 and were accounted for under the purchase method of accounting. Accordingly, the financial results of the Acquisitions have been included in the results of Adelphia effective from October 1, 1999. The Company had additional acquisitions during the year ended December 31, 1999 which are disclosed in Note 1 to the Adelphia consolidated financial statements that are included in Adelphia's results of operations effective from the dates acquired. In addition, during the year ended December 31, 1999, the Company entered into several financing transactions, the proceeds of which were partially used to fund one or more of the Acquisitions or for other general corporate purposes.

      Please refer to the discussion of the Private Securities Litigation Reform Act of 1995, which is incorporated herein by reference to Item 1, "Business-Introduction".

    Results of Operations

General

      On March 30, 1999, the Board of Directors of Adelphia changed its fiscal year from March 31 to December 31. The decision was made to conform to general industry practice and for administrative purposes. The change became effective for the nine months ended December 31, 1998. Management's discussion and analysis of financial condition and results of operations compares the twelve months ended December 31, 1998 and 1999 and the nine months ended December 31, 1997 and 1998.

      Adelphia earned substantially all of its revenues in the year ended March 31, 1998, the nine months ended December 31, 1998 and the year ended December 31, 1999 from monthly subscriber fees for basic, satellite, premium and ancillary services (such as installations and equipment rentals), local and national advertising sales, pay-per-view programming, high speed data services and CLEC telecommunications services.

      The changes in Adelphia's results of operations for the nine months ended December 31, 1998 and the year ended December 31, 1999, compared to the respective prior periods, were primarily the result of acquisitions, expanding existing cable television operations and the impact of increased advertising sales and other service offerings as well as increases in cable rates, effective October 1, 1998, January 1, 1999 and August 1, 1999.

      The high level of depreciation and amortization associated with the significant number of acquisitions in recent years, the continued upgrade and expansion of systems, interest costs associated with financing activities and Adelphia Business Solutions' continued investment in the CLEC business will continue to have a negative impact on the reported results of operations. Adelphia expects to report net losses for the next several years.

      Adelphia Business Solutions, together with its subsidiaries, operates certain wholly owned CLEC telecommunications systems and owns certain investments in CLEC joint ventures and manages those ventures. Adelphia Business Solutions is an unrestricted subsidiary for purposes of the Company's indentures.

      The information below for the year ended March 31, 1998, the nine months ended December 31, 1998 and the year ended December 31, 1999 is derived from Adelphia's consolidated financial statements that are included in this Annual Report on Form 10-K. Information for the nine months ended December 31, 1997 and the twelve months ended December 31, 1998 is derived from unaudited condensed consolidated financial statements of the Company not included herein; however, in the opinion of management, such data reflect all adjustments (consisting only of normal and recurring adjustments) necessary to fairly present the data for such periods.

      This table sets forth the percentage relationship to revenues of the components of operating income contained in such financial statements for the periods indicated.


                                                                    Percentage of Revenues
                                                                   Nine Months

                                                      Year Ended      Ended             Year Ended
                                                       March 31,   December 31,        December 31,
                                                         1998          1998          1998         1999
                                                      ------------ -------------  -----------  -----------

         Revenues.                                      100.0%        100.0%       100.0%       100.0%

         Operating Expenses:
              Direct operating and programming           31.9%         33.9%        33.8%        33.6%
              Selling, general and administrative        18.2%         21.6%        21.1%        26.4%
              Depreciation and amortization              27.6%         28.4%        28.7%        28.8%
              Merger and integration costs                 --            --           --          0.4%
                                                      ------------  ------------  -----------  -----------
         Operating Income                                22.3%         16.1%        16.4%        10.8%
                                                      ============  ============  ===========  ===========

      The information below separately discusses the operating results of Adelphia's two operating segments: Cable and Other Segment and CLEC Segment.

Cable and Other Segment

      Comparison of the Years Ended December 31, 1998 and 1999

      Revenues. The primary revenue sources reflected as a percentage of total revenues for the cable and other segment were as follows:

                                                                                        Year Ended
                                                                                       December 31,
                                                                                    1998          1999
                                                                                 ------------  ------------
             Regulated service and equipment                                         79%           79%
             Premium programming                                                     10%           10%
             Advertising sales and other services                                    11%           11%

      Revenues increased approximately 91.6% for the year ended December 31, 1999 compared with the prior year. The increase is attributable to the following:


                                                                                             Year Ended
                                                                                            December 31,
                                                                                                1999

                                                                                          ------------------
             Acquisitions                                                                         91%
             Basic subscriber growth                                                              2%
             Rate increases                                                                       12%
             Premium programming                                                                 (8%)
             Advertising sales and other services                                                 3%


      Effective August 1, 1999, certain rate increases related to regulated cable services were implemented in substantially all of the Company's systems. Advertising revenues and revenues derived from other strategic service offerings such as paging, high-speed data and long distance services also had a positive impact on revenues for the year ended December 31, 1999. The Company expects to implement rate increases related to certain regulated cable services in substantially all of the Company's systems during 2000.

      Direct Operating and Programming Expenses. Direct operating and programming expenses, which are mainly basic and premium programming costs and technical expenses, increased 94.8% for the year ended December 31, 1999 compared with the prior year. Acquisitions accounted for 91.0% of the increase in 1999. The remaining increase was due primarily to increased programming costs, incremental costs associated with increased subscribers and new services.

      Selling, General and Administrative Expenses. These expenses, which are mainly comprised of costs related to system offices, customer service representatives and sales and administrative employees, increased 114.4% for the year ended December 31, 1999 compared with prior year. Acquisitions accounted for 77.8% of the increase in 1999. The remaining increase was due primarily to subscriber growth, new services, and an increase in administrative employees due to the recently completed acquisitions.

      Depreciation and Amortization. Depreciation and amortization for the cable and other segment increased 103.5% for the year ended December 31, 1999, compared with the prior year. Acquisitions accounted for 84.3% of the increase in 1999. The remaining increase was due primarily to increased capital expenditures made during the past several years.

      Priority Investment Income. Priority investment income is comprised of payments received from Olympus of accrued priority return on the Company's investment in 16.5% preferred limited partner ("PLP") interests in Olympus prior to the consolidation of Olympus effective October 1, 1999.

      Interest Expense - net. Interest expense - net increased 50.4% for the year ended December 31, 1999, compared with the prior year. Acquisitions accounted for 114.7% of the increase in 1999. This increase was partially offset by paying down debt for a portion of the year due to financing transactions and increased interest income.

      Equity in Loss of Joint Ventures. The equity in loss of joint ventures represents primarily (i) the Company's pro-rata share of Olympus' losses and the accretion requirements of Olympus' PLP interests prior to the consolidation of Olympus, and (ii) Adelphia Business Solutions' pro-rata share of its less than majority owned partnerships' operating losses. Equity in loss of joint ventures decreased in 1999 as compared to 1998, primarily due to the consolidation of Olympus.

      Minority Interest in Net Losses of Subsidiaries. Minority interest in net losses of subsidiaries increased 50.2% for the year ended December 31, 1999 compared with the prior year. Acquisitions accounted for 45.4% of the increase in 1999. The remaining increase was primarily due to increased net losses of Adelphia Business Solutions attributable to minority interests.

      Extraordinary Loss on Early Retirement of Debt. During the year ended December 31, 1999, Adelphia redeemed $154,500 of its 9 1/2% Senior Pay-in-Kind due 2004 at 103.56% of principal, $125,000 of its 11 7/8% Senior Debentures at 104.50% of principal and repaid certain institutional indebtedness. As a result of these transactions, Adelphia recognized an extraordinary loss on retirement of debt, net of income tax benefit, of $10,658 for the year ended December 31, 1999.

      Comparison of the Nine Months Ended December 31, 1997 and 1998

      Revenues. The primary revenue sources reflected as a percentage of total revenues for the cable and other segment were as follows:

                                                                            Nine Months Ended
                                                                              December 31,
                                                                         ------------------------
                                                                            1997        1998
                                                                         ------------------------
                    Regulated service and equipment fees                     78%         79%
                    Premium programming fees                                 12%         10%
                    Advertising sales and other services                     10%         11%


      Revenues increased approximately 21.0% for the nine months ended December 31, 1998 compared with the same period of the prior year. The increase is attributable to the following:


                                                                                  Nine Months
                                                                                     Ended

                                                                                  December 31,
                                                                                      1998

                                                                                  -------------
                    Acquisitions                                                       65%
                    Basic subscriber growth                                             5%
                    Rate increases                                                     27%
                    Premium programming                                                (7%)
                    Advertising sales and other services                               10%

      Effective August 1, 1998, certain rate increases related to regulated cable services were implemented in substantially all of the Company's Systems. Advertising revenues and revenues derived from other strategic service offerings such as paging, high speed data services and long distance services also had a positive impact on revenues for the nine months ended December 31, 1998.

      Direct Operating and Programming Expenses. Direct operating and programming expenses, which are mainly basic and premium programming costs and technical expenses, increased 27.9% for the nine months ended December 31, 1998, compared with the same period of the prior year. The increase was primarily due to increased operating expenses from acquired systems, increased programming costs and incremental costs associated with increased subscribers.

      Selling, General and Administrative Expenses. These expenses, which are mainly comprised of costs related to system offices, customer service representatives, and sales and administrative employees, increased 17.9% for the nine months ended December 31, 1998, compared with the same period of the prior year. The increase was primarily due to incremental costs associated with acquisitions and subscriber growth.

      Depreciation and Amortization. Depreciation and amortization increased 17.0% for the nine month period ended December 31, 1998, compared with the same period of the prior year. The increase is primarily due to increased depreciation and amortization related to acquisitions, as well as increased capital expenditures made during the past several years.

      Priority Investment Income. Priority investment income is comprised of payments received from Olympus of accrued priority return on the Company's investment in 16.5% PLP interests in Olympus.

      Interest Expense - net. Interest expense - net increased approximately 0.7% for the nine months ended December 31, 1998, compared with the same period of the prior year. This increase is primarily due to incremental debt related to acquisitions. These increases were partially offset by (i) utilization of the proceeds from the convertible preferred stock and the redeemable preferred stock offerings to repay outstanding debt, (ii) the refinancing of outstanding borrowings and (iii) interest income on cash balances.

      Equity in Loss of Joint Ventures. The equity in loss of joint ventures represents primarily (i) the Company's pro rata share of Olympus' losses and the accretion requirements of Olympus' PLP interests, and (ii) Adelphia Business Solutions' pro rata share of its less than majority owned partnerships' operating losses.

      Extraordinary Loss on Early Retirement of Debt. During the nine months ended December 31, 1998, $69,838 of 12 1/2% Senior Notes due 2002 were redeemed at 103% of principal and subsidiary debt in the amount of $52,000 was repaid prior to its maturity at a premium. As a result of these transactions, Adelphia recognized an extraordinary loss on early retirement of debt of $4,574.

CLEC Segment

      Comparison of the Years Ended December 31, 1998 and 1999

      Revenues. Revenues increased 290% to $154,600 for the year ended December 31, 1999, from $39,600 in the prior year.

                 The increase is attributable to the following:
                 Growth in Original Markets                                    $    75,978
                 Acquisition of local partner interests                             27,955
                 New markets                                                         9,798
                 Management fees                                                     1,247


      The primary sources of revenues, reflected as a percentage of total revenue were as follows:


                                                                            Year Ended
                                                                           December 31,
                                                                        1998          1999
                                                                    -------------- ------------

                Local service                                              53.0%        69.1%
                Dedicated access                                           37.5         21.1
                Management fees                                             9.3          3.2
                Enhanced services                                             -          3.1
                Long distance                                               0.1          1.1
                Other                                                       0.1          2.3

      Network Operations Expense. Network operations expense increased 175% to $58,500 for the year ended December 31, 1999, from $21,300 in the year.

                 The increase is attributable to the following:
                 Growth in Original Markets                                    $        17,270
                 Acquisition of local partner interests                                  8,381
                 New markets                                                            10,888
                 Network control center                                                    701

      The increased number and size of the operations of the networks resulted in increased employee related costs, equipment maintenance costs and expansion costs.

      Selling, General and Administrative Expense. Selling, general and administrative expense increased 251% to $142,600 for the year ended December 31, 1999, from $40,600 in the prior year.


                  The increase is attributable to the following:
                  Growth in Original Markets                                    $       28,406
                  Acquisition of local partner interests                                12,242
                  New markets                                                           42,609
                  Sales and marketing activities                                         6,865
                  Corporate overhead charges                                            11,830

      Depreciation and Amortization Expense. Depreciation and amortization expense increased 110% to $65,200 during the year ended December 31, 1999, from $31,100 in the prior year, primarily as a result of increased depreciation resulting from the higher depreciable asset base at the NOCC and the networks, amortization of deferred financing costs and the acquisition of local partner interests.

      Interest Expense - net. Interest expense - net increased 63% to $45,900 for the year ended December 31, 1999, from $28,100 in the prior year as a result of the issuance of the 12% Senior Subordinated Notes due 2007 discussed previously partially offset by an increase in the amount of interest capitalized on projects under construction in 1999.

      Equity in Net Loss of Joint Ventures. Equity in net loss of joint ventures decreased by 41% to $7,800 for the year ended December 31, 1999, from $13,300 in the prior year as a result of the consolidation of several joint ventures resulting from the purchase of the local partners' interests, and to the maturing of the remaining joint venture networks. The decreased net losses of the joint ventures were primarily the result of increased revenues only partially offsetting startup and other costs and expenses associated with design, construction, operation and management of the networks.

      The number of non-consolidated joint venture networks paying management fees to Adelphia Business Solutions decreased from eight at December 31, 1998 to four at December 31, 1999. These networks paid management and monitoring fees to Adelphia Business Solutions, which are included in revenues, aggregating approximately $4,900 for the twelve months ended December 31, 1999, an increase of approximately $1,200 over the prior twelve-month period. The non-consolidated networks' net losses, including networks under construction, for the twelve months ended December 31, 1998 and 1999 aggregated approximately $28,400 and $15,200 respectively.

      Preferred Stock Dividends. Preferred stock dividends increased 14% to $32,200 during the year ended December 31, 1999 from $28,200 during the prior year. The increase was due to a higher outstanding preferred stock base resulting from the payment of dividends in additional shares of preferred stock.

      Comparison of the Nine Months Ended December 31, 1997 and 1998

      Revenues. Revenues increased 300% to $34,800 for the nine months ended December 31, 1998, from $8,700 for the same period in the prior year. Growth in revenues of $26,100 resulted from an increase in revenues from majority and wholly-owned Networks of approximately $27,200 as compared to the same period in the prior fiscal year due to the continued expansion of Adelphia Business Solutions' customer base, its success in the roll out of switched services and the consolidation of the Buffalo, Syracuse, New Jersey, Louisville, Lexington and Harrisburg networks. Management fees from non-consolidated subsidiaries decreased $1,100 as compared to the same period in the prior fiscal year primarily due to the consolidation of the above mentioned networks.

      Network Operations Expense. Network operations expense increased 255% to $18,700 for the nine months ended December 31, 1998 from $5,300 for the same period in the prior year. The increase was attributable to the expansion of operations at the NOCC, and the increased number and size of the operations of the Networks which resulted in increased employee related costs and equipment maintenance costs and the consolidation of the Buffalo, Syracuse, New Jersey, Louisville, Lexington and Harrisburg networks.

      Selling, General and Administrative Expense. Selling, general and administrative expense increased 288% to $35,300 for the nine months ended December 31, 1998 from $9,100 for the same period in the prior year. The increase was due primarily to increased expense associated with the network expansion plan, an increase in the sales force in the original markets and an increase in corporate overhead costs to accommodate the growth in the number, size and operations of Networks managed and monitored by Adelphia Business Solutions, as well as the consolidation of the Buffalo, Syracuse, New Jersey, Louisville, Lexington and Harrisburg networks.

      Depreciation and Amortization Expense. Depreciation and amortization expense increased 280% to $26,700 during the nine months ended December 31, 1998 from $7,100 for the same period in the prior year primarily as a result of increased amortization of deferred financing costs and increased depreciation resulting from the higher depreciable asset base at the NOCC and the majority and wholly owned Networks and the consolidation of the Buffalo, Syracuse, New Jersey, Louisville, Lexington and Harrisburg networks.

      Interest Expense - net. Interest expense - net decreased 29% to $20,000 during the nine months ended December 31, 1998 from $28,200 for the same period in the prior year. The increase was attributable to interest income related to increased cash and cash equivalents and U.S. Government Securities related to proceeds of various offerings, partially offset by interest on the 12 1/4% Senior Secured Notes.

      Equity in Net Loss of Joint Ventures. Equity in net loss of joint ventures increased to $9,600 during the nine months ended December 31, 1998 from $9,300 for the same period in the prior fiscal year. The net losses of the nonconsolidated Networks for the nine months ended December 31, 1998 were primarily the result of increased revenues only partially offsetting startup and other costs and expenses associated with design, construction, operation and management of the networks , and the effect of the typical lag time between the incurrence of such costs and expenses and the subsequent generation of revenues by a network. The increase was partially offset by the consolidation of the Buffalo, Syracuse, New Jersey, Louisville, Lexington and Harrisburg networks for the current period.

      The number of non-consolidated Networks paying management fees to Adelphia Business Solutions was eight at December 31, 1998. These Networks and networks under construction paid management and monitoring fees to Adelphia Business Solutions, which are included in revenues, aggregating approximately $2,700 for the nine months ended December 31, 1998, as compared with $3,800 for the same period in the prior fiscal year. The non-consolidated Networks' net losses, including networks under construction, for the nine months ended December 31, 1997 and 1998 aggregated approximately $13,700 and $22,300, respectively.

      Preferred Stock Dividends. Preferred stock dividends increased by 271% to $21,500 for the nine months ended December 31, 1998 from $5,800 for the same period in the prior fiscal year. The increase is due to the preferred stock which was issued in October 1997.

Liquidity and Capital Resources

      Cable television and other telecommunications businesses are capital intensive and typically require continual financing for the construction, modernization, maintenance, expansion and acquisition of cable and other telecommunications systems. During the nine months ended December 31, 1997 and 1998 and the year ended December 31, 1998 and 1999, the Company committed substantial capital resources for these purposes and for investments in Olympus and other affiliates and entities. These expenditures were funded through the sale of common and preferred stock, long-term borrowings and internally generated funds. The Company's ability to generate cash to meet its future needs will depend generally on its results of operations and the continued availability of external financing.

      For information regarding significant events and financings subsequent to December 31, 1999, see Note 13 to Adelphia's Consolidated Financial Statements.

      For the year ended December 31, 1998 and 1999, cash provided by operating activities totaled $145,592 and $332,139, respectively; cash used for investing activities totaled $1,155,245 and $3,522,222, respectively and cash provided by financing activities totaled $1,029,894 and $2,978,313, respectively. The Company's aggregate outstanding borrowings as of December 31, 1999 were $9,291,732. The Company also had total redeemable preferred stock of $409,211 outstanding as of December 31, 1999.

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

Capital Expenditures

    Cable and Other Segment

       Capital expenditures for the years ended December 31, 1998 and 1999 were $141,276 and $365,991 respectively. This increase was primarily due to acquisitions and cable plant rebuilds and upgrades to expand services. The Company expects that capital expenditures for the Cable and Other Segment for the year ending December 31, 2000 will be in a range of approximately $700,000 to $800,000.

       Capital expenditures for the nine months ended December 31, 1997 and 1998 were $82,726 and $109,045, respectively. The increase in capital expenditures for the nine months ended December 31, 1998, compared to the nine months ended December 31, 1997, was primarily due to acquisitions and cable plant rebuilds and upgrades to expand services.

    CLEC Segment

      Capital expenditures for the years ended December 31, 1998 and 1999 were $180,547 and $453,206, respectively. This increase was primarily due to expenditures necessary to develop the Original Markets and the new markets, as well as the fiber purchases to interconnect the networks. Adelphia Business Solutions estimates that a total of approximately $500,000 will be required to fund Adelphia Business Solutions capital expenditures, working capital requirements, operating losses and pro rata investments in the joint ventures for the year ending December 31, 2000.

      Capital expenditures for Adelphia Business Solutions for the nine months ended December 31, 1997 and 1998 were $34,834 and $146,752, respectively. The increase in capital expenditures for the nine months ended December 31, 1998, compared to the nine months ended December 31, 1997, was primarily due to expenditures necessary to develop the original markets and the new markets and Adelphia Business Solutions' introduction of switching services.

Financing Activities

      The Company's financing strategy has been to maintain its public long-term debt at the parent holding company level while the Company's consolidated subsidiaries have their own senior and subordinated credit arrangements with banks and insurance companies, or for Adelphia Business Solutions, its own public debt and equity. As a result of the Acquisitions, Adelphia has four other wholly owned subsidiaries with public long-term debt: Olympus, Arahova, FrontierVision Holdings, L.P. and FrontierVision Operating Partners, L.P. The Company's ability to generate cash adequate to meet its future needs will depend generally on its results of operations and the continued availability of external financing. During the year ended March 31, 1998, the nine months ended December 31, 1998 and the year ended December 31, 1999, the Company generally funded its acquisitions, working capital requirements, capital expenditures, and investments in Olympus, CLEC joint ventures and other affiliates and entities through long-term borrowings primarily from banks, short-term borrowings, internally generated funds and the issuance of public debt or equity. The Company generally has funded the principal and interest obligations on its long-term borrowings from banks and insurance companies by refinancing the principal with new loans or through the issuance of parent and subsidiary company debt securities, and by paying the interest out of internally generated funds. Adelphia has generally funded the interest obligations on its public borrowings from internally generated funds.

      Most of Adelphia's wholly or majority-owned subsidiaries have their own senior credit agreements with banks and/or insurance companies. Typically, borrowings under these agreements are collateralized by the stock and, in some cases, by the assets of the borrowing subsidiary and its subsidiaries and, in some cases, are guaranteed by such subsidiary's subsidiaries. At December 31, 1999, an aggregate of $3,088,477 in borrowings was outstanding under these agreements. These agreements contain certain provisions which, among other things, provide for limitations on borrowings of and investments by the borrowing subsidiaries, transactions between the borrowing subsidiaries and Adelphia and its other subsidiaries and affiliates, and the payment of dividends and fees by the borrowing subsidiaries. Several of these agreements also contain certain cross-default provisions relating to Adelphia or other subsidiaries. These agreements also require the maintenance of certain financial ratios by the borrowing subsidiaries. See Note 3 to the Adelphia Communications Corporation consolidated financial statements. Management believes the Company is in compliance with the financial covenants and related financial ratio requirements contained in its various credit agreements.

      At December 31, 1999, Adelphia's subsidiaries had an aggregate of $1,456,620 in unused credit lines with banks, part of which is subject to achieving certain levels of operating performance. In addition, the Company had an aggregate $186,874 in cash and cash equivalents at December 31, 1999 which combined with the Company's unused credit lines with banks aggregated to $1,643,494. Based upon the results of operations of subsidiaries for the quarter ended December 31, 1999, approximately $1,262,472 of available assets could have been transferred to Adelphia at December 31, 1999, under the most restrictive covenants of the subsidiaries' credit agreements. In addition, subsequent to December 31, 1999, certain subsidiaries and affiliates of Adelphia have received commitments and subscriptions for a new $2,500,000 bank credit facility. This bank credit facility will consist of both reducing revolving credit portion and a term loan portion and is expected to close in April 2000. The subsidiaries also have the ability to sell, dividend or distribute certain assets to other subsidiaries or Adelphia, which would have the net effect of increasing availability. At December 31, 1999, the Company's unused credit lines were provided by reducing revolving credit facilities whose revolver periods expire through December 31, 2007. The Company's scheduled maturities of debt are currently $390,746 for the year ending December 31, 2000.

      At December 31, 1999, the Company's total outstanding debt aggregated $9,291,732, which included $2,777,919 of parent debt and $6,513,813 of subsidiary debt. Bank debt interest rates are based upon one or more of the following rates at the option of Adelphia: prime rate plus 0% to 1.5%; certificate of deposit rate plus 1.25% to 2.75%; or LIBOR plus .625% to 2.5%. The Company's weighted average interest rate on notes payable to banks and institutions was approximately 7.89% at December 31, 1998, compared to 7.72% at December 31, 1999. At December 31, 1999, approximately 26.2% of subsidiary debt with banks and institutions was subject to fixed interest rates for at least one year under the terms of such debt or applicable interest rate swap, cap and collar agreements. Approximately 75.0% of the Company's total indebtedness was at fixed interest rates as of December 31, 1999 after giving effect to certain interest rate swaps and caps.

      Adelphia has entered into interest rate swap, cap and collar agreements with banks and affiliates to reduce the impact of changes in interest rates on its debt. Adelphia enters into pay-fixed agreements to effectively convert a portion of its variable-rate debt to fixed-rate debt. Adelphia enters into receive-fixed agreements to effectively convert a portion of its fixed-rate debt to variable-rate debt which is indexed to LIBOR. Interest rate cap and collar agreements are used to reduce the impact of increases in interest rates on variable rate debt. Adelphia is exposed to market risk in the event of nonperformance by the banks and the affiliates. The Company does not expect any such nonperformance. At December 31, 1999, Adelphia would have received approximately $6,603 to settle its interest rate swap, cap and collar agreements, representing the excess of fair market value over carrying value of these agreements.

Financing Transactions

    Adelphia, Excluding Adelphia Business Solutions (Cable and Other Segment)

      During the nine months ended December 31, 1998, Adelphia issued a total of $300,000 of Senior Notes.

      Also, during the nine months ended December 31, 1998, Adelphia issued 8,190,315 shares of Class A common stock to the public and to the Rigas family (principal shareholders and executive officers of Adelphia). Of this total, 4,100,000 shares were sold to the public. The remaining 4,090,315 shares were sold to entities controlled by the Rigas family. In a related transaction on September 14, 1998, the Company issued and sold 615,000 shares of Class A common stock pursuant to the underwriters' over-allotment option. Net proceeds to the Company for these transactions was approximately $268,000.

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

      During the nine months ended December 31, 1998, a majority owned subsidiary closed on a $700,000, 8 1/2 year credit facility. The credit facility consists of a $350,000 reducing revolving credit portion and a $350,000 term loan portion. Proceeds from initial borrowings were used to repay existing indebtedness.

      During the year ended December 31, 1999, Adelphia issued a total of $1,250,000 of Senior Notes.

      During the year ended December 31, 1999, Adelphia issued 22,600,000 shares of Class A common stock for cash to the public and the Rigas family. Of this total, 18,600,000 shares were sold to the public. The remaining 4,000,000 shares were sold to entities controlled by the Rigas family. Net proceeds from these transactions to the Company were approximately $1,188,000.

      Also, during the year ended December 31, 1999, Adelphia sold an aggregate 2,875,000 shares of 5 1/2% Series D convertible preferred stock with a liquidation preference of $200 per share. The preferred stock accrues dividends at $11 per share annually and is convertible at $81.45 per share into an aggregate of 7,059,546 shares of Class A common stock of Adelphia. The preferred stock is redeemable at the option of Adelphia on or after May 1, 2002 at 103% of the liquidation preference. Net proceeds to the Company for this transaction were approximately $557,000.

      On April 9, 1999 and October 1, 1999, Adelphia entered into stock purchase agreements with Highland Holdings, a general partnership controlled by the Rigas Family, pursuant to which Adelphia agreed to sell to Highland Holdings and Highland Holdings agreed to purchase $375,000 and $137,500, of Adelphia's Class B common stock, respectively. Closing under the April 9, 1999 agreement occurred on January 21, 2000. The October 1, 1999 agreement is expected to close by July 2, 2000.

      Proceeds from the sale of the Senior Notes, the Class A common stock and the convertible preferred stock were used to repay subsidiaries' revolving credit facilities of which a portion was reborrowed to fund the Acquisitions which closed on October 1, 1999.

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

      On February 16, 1999, Adelphia redeemed $154,500 of its 9 1/2% Senior Pay-In-Kind Notes due 2004 at 103.56% of principal. As a result of this transaction, Adelphia recognized an extraordinary loss on early retirement of debt of $6,676.

      On May 6, 1999, certain subsidiaries and affiliates of Adelphia closed on an $850,000 credit facility. The credit facility consists of a $600,000, 8 1/2 year reducing revolving credit loan and a $250,000, 9 year term loan. Proceeds from initial borrowings were held as cash and used to repay existing indebtedness, which may be reborrowed and used for acquisitions, capital expenditures, investments, and other general corporate purposes.

      On December 15, 1999, Adelphia redeemed the entire $125,000 of its 11 7/8% Senior Debentures due 2004 at 104.5% of principal amount plus accrued interest. As a result of this transaction, Adelphia recognized an extraordinary loss on early retirement of debt of $7,302.

      Also, on December 7, 1999, a majority-owned joint venture of Adelphia closed on a $1,000,000 credit facility. The credit facility consists of a $500,000, 8 year reducing revolving credit loan and a $500,000, 8 year term loan. Proceeds from the initial borrowings were used to pay existing indebtedness.

    Adelphia Business Solutions (CLEC Segment)

      During the nine months ended December 31, 1998, Adelphia Business Solutions successfully completed an IPO of Adelphia Business Solutions Class A common stock ("ABIZ Stock"). As part of the offering, Adelphia purchased an incremental 3,324,001 shares of ABIZ Stock for $49,900 and converted indebtedness owed to the Company by Adelphia Business Solutions into 3,642,666 shares of ABIZ Stock. In addition, Adelphia purchased warrants issued by Adelphia Business Solutions to MCI Metro Access Transmission Services, Inc., and purchased shares of Adelphia Business Solutions Class B common stock from certain executive officers of Adelphia Business Solutions for a total purchase price of approximately $12,580 and $3,000, respectively. Additional net proceeds of $191,411 to Adelphia Business Solutions were received as a result of the sale of 12,500,000 shares of ABIZ Stock to the public. In a related transaction on June 5, 1998, Adelphia Business Solutions issued and sold 350,000 shares of ABIZ Stock at the $16.00 IPO price pursuant to the underwriters' over allotment option in the IPO. As a result of the IPO, Adelphia's additional paid-in capital increased approximately $147,000 and minority interests increased approximately $45,000. Net proceeds from this transaction have been used primarily to fund capital expenditures, working capital, increases in ownership interests in existing networks and for general corporate purposes.

      On March 2, 1999 Adelphia Business Solutions issued $300,000 of 12% Senior Subordinated Notes due 2007 (the "Subordinated Notes"). An entity controlled by members of the Rigas family purchased $100,000 of the Subordinated Notes directly from Adelphia Business Solutions at a price equal to the aggregate principal amount less the discount to the initial purchasers. The net proceeds of approximately $295,000 were used to fund Adelphia Business Solutions' acquisition of interests held by local partners in certain of its markets and were used to fund capital expenditures and investments in its networks and for general corporate and working capital purposes.

      During November 1999, Adelphia Business Solutions issued and sold 8,750,000 shares of ABIZ Stock at a price to the public of $30.00 per share, prior to the exercise of any underwriters' over-allotment option. Simultaneously, Adelphia purchased 5,181,350 shares of Adelphia Business Solutions Class B Common Stock at a price equal to the public offering price less the underwriting discount in the public offering. These transactions raised approximately $403,000 of net proceeds to continue the expansion of Adelphia Business Solutions' existing markets and to build new markets. At December 31, 1999, Adelphia owned approximately 60% of the Adelphia Business Solutions' outstanding common stock and approximately 90% of the total voting power. As a result of this offering, Adelphia's additional paid-in-capital increased approximately $109,015 and minority interests increased approximately $144,000.

      For additional information regarding Adelphia's and Adelphia Business Solutions' financing transactions, see Notes 3, 4 and 6 to Adelphia's Consolidated Financial Statements.

Acquisitions

    Adelphia, excluding Adelphia Business Solutions (Cable and Other Segment)

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

      On October 1, 1999, the redemption of the partnership interests in Olympus held by Telesat Cablevision, Inc., a subsidiary of FPL Group, Inc. was completed. The redemption was made in exchange for non cash assets of Olympus of approximately $100,000.

      On October 1, 1999, Adelphia acquired Century through a merger whereby Century was merged with and into a wholly owned subsidiary of Adelphia, Arahova, pursuant to an agreement and plan of merger, dated as of March 5, 1999, and as amended on July 12, 1999 and as further amended on July 29, 1999. In connection with the closing of the Century acquisition, Adelphia issued approximately 47,800,000 new shares of Adelphia Class A common stock and paid approximately $811,900 to the stockholders of Century, and assumed approximately $1,700,000 of debt. This transaction was approved by Century and Adelphia stockholders at their respective stockholders' meetings on October 1, 1999. As of August 31, 1999, Century had approximately 1,610,000 basic subscribers after giving effect to Century's pending joint venture with AT&T, which closed on December 7, 1999. At the effective time of the merger, Adelphia also purchased Citizens Cable Company's 50% interest in the Citizens/Century Cable Television Joint Venture, one of Century's 50% owned joint ventures, for a purchase price of approximately $131,900, comprised of approximately $27,700 in cash, approximately 1,850,000 shares of Adelphia Class A common stock and the assumption of indebtedness. This joint venture serves approximately 92,300 basic subscribers in California and was jointly owned by Century and Citizens Cable Company, a subsidiary of Citizens Utilities Company. Accordingly, the financial results of the acquired systems are included in the consolidated results of Adelphia effective from the date acquired.

      On October 1, 1999, Adelphia acquired FrontierVision. As of October 1, 1999, FrontierVision served approximately 710,000 basic subscribers primarily in Ohio, Kentucky, New England and Virginia. In connection with the acquisition, Adelphia issued 7,000,000 shares of its Class A common stock, assumed debt of approximately $1,150,000 and paid cash of approximately $543,300. Accordingly, the financial results of the acquired systems are included in the consolidated results of Adelphia effective from the date acquired.

      On October 1, 1999, Adelphia acquired Harron Communications Corp. ("Harron"). As of October 1, 1999, Harron served approximately 296,000 basic subscribers primarily in Southeastern Pennsylvania, Michigan, Massachusetts and New Hampshire and were purchased for an aggregate purchase price of approximately $1,211,704. Accordingly, the financial results of the acquired systems are included in the consolidated results of Adelphia effective from the date acquired.

      On December 7, 1999, subsidiaries of Arahova consummated a transaction with AT&T to form a joint venture limited partnership in the Los Angeles, CA area. Pursuant to this agreement, the Company, Arahova and AT&T contributed cable systems that served approximately 800,000 basic subscribers. Arahova and Adelphia hold a combined interest of 75% and AT&T holds a 25% interest in the partnership. As part of this transaction, Arahova and AT&T exchanged cable systems owned by Arahova in certain communities in northern California for certain cable systems owned by AT&T in southern California, allowing each of them to unify operations in existing service areas. AT&T exchanged its East San Fernando Valley cable system serving approximately 103,500 basic subscribers for Arahova's northern California cable systems (San Pablo, Benecia, Fairfield and Rohnert Park, California), which serve approximately 96,500 basic subscribers. No gain or loss was recognized on this system swap due to the Company's application of purchase accounting in connection with the Arahova merger.

      In addition to the acquisitions mentioned above, for the year ended December 31, 1999, Adelphia completed several other acquisitions. These acquisitions served approximately 136,700 basic subscribers at the date of acquisition primarily in Ohio, Virginia, Kentucky, Pennsylvania, California and West Virginia and were purchased for an aggregate price of approximately $539,200. Accordingly, the financial results of the acquired systems are included in the consolidated results of Adelphia effective from the date acquired.

    Adelphia Business Solutions (CLEC Segment)

      During March 1999, Adelphia Business Solutions consummated purchase agreements with subsidiaries of Multimedia, Inc. and MediaOne of Colorado Inc. to acquire their respective interests in jointly owned networks located in the Wichita, KS, Jacksonville, FL and Richmond, VA markets for an aggregate of approximately $89,800. The agreements increased Adelphia Business Solutions' ownership interest in each of these networks to 100%. Accordingly, the financial results of the acquired networks are included in the consolidated results of Adelphia Business Solutions effective from the date acquired.

      During June 1999, Adelphia Business Solutions consummated a purchase agreement with Entergy Corporation ("Entergy"), the parent of its local partner in the Baton Rouge, LA, Little Rock, AR, and Jackson, MS markets, whereby Entergy received approximately $36,500 for its ownership interests in these markets. The agreements increased Adelphia Business Solutions' ownership interest in each of these networks to 100%. Accordingly, the financial results of the acquired networks are included in the consolidated results of Adelphia Business Solutions effective from the date acquired.

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

Affiliates

      Olympus. On October 1, 1999, the remaining 50% partnership interest in Olympus was redeemed and Olympus became a consolidated, wholly owned subsidiary of Adelphia as of that date. Therefore, all intercompany accounts and transactions have been eliminated subsequent to October 1, 1999. Prior to October 1, 1999, the Company served as the managing general partner of Olympus and held $5 of voting general partnership interests representing, in the aggregate, 50% of the voting interests of Olympus. The Company also held nonvoting PLP interests in Olympus, which entitled the Company to a 16.5% per annum priority return. The remaining equity in Olympus consisted of voting and non-voting partnership interests held by Telesat, which were redeemed on October 1, 1999.

      On January 29, 1999, Adelphia purchased from Telesat shares of Adelphia's stock owned by Telesat for a price of $149,213. In the transaction, Adelphia purchased 1,091,524 shares of Class A common stock and 20,000 shares of Series C Cumulative convertible preferred stock which are convertible into an additional 2,358,490 shares of Class A common stock. These shares represent 3,450,014 shares of Class A common stock on a fully converted basis. Adelphia and Telesat also agreed to a redemption of Telesat's interests in Olympus for approximately $100,000. The redemption occurred on October 1, 1999.

      During the year ended March 31, 1998, the nine months ended December 31, 1998 and the nine months ended September 30, 1999, the Company made net investments in and advances to Olympus totaling $11,466, $222,610 and $350,053, respectively. The increase in the investments and advances to Olympus for the nine months ended September 30, 1999 is due primarily to advances used to pay down subsidiary credit facilities with banks and institutions. During the year ended March 31, 1998, the nine months ended December 31, 1998, and the nine months ended September 30, 1999, the Company received priority investment income from Olympus of $47,765, $36,000 and $36,000, respectively.

      During the year ended March 31, 1998 and the nine months ended December 31, 1998, Olympus acquired several cable and security systems, adding approximately 128,000 subscribers for approximately $269,900. No significant acquisitions occurred during the year ended December 31, 1999. For additional information regarding Olympus acquisitions and financings, see Olympus' Annual Report on Form 10-K for the year ended December 31, 1999, also filed with the SEC.

      Managed Partnerships. During the years ended March 31, 1998 and December 31, 1999, the Company made advances in the net amounts of $21,458 and $134,469, respectively, to these and other related parties, primarily for capital expenditures and working capital purposes. During the nine months ended December 31, 1998, the Managed Partnerships and other related parties repaid advances in the net amount of $8,150.

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

      At its January 2000 meeting, the Emerging Issues Task Force ("EITF") reached consensus with respect to issues related to EITF 98-3, "Determining Whether a Transaction is an Exchange of Similar Productive Assets or a Business Combination." As a result of this consensus, Adelphia will be required to account for cable system swaps as a purchase and a disposition of a business at fair value. Management of the Company will monitor the impact of EITF 98-3 as it relates to future transactions of the Company.

Inflation

      In the year ended March 31, 1998, the nine months ended December 31, 1998 and the year ended December 31, 1999, inflation did not have a significant effect on the Company. Periods of high inflation could have an adverse effect to the extent that increased borrowing costs for floating-rate debt may not be offset by increases in subscriber rates. At December 31, 1999, after giving effect to interest rate hedging agreements, approximately $3,010,981 of the Company's total debt was subject to floating interest rates.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK (Dollars in thousands)

The Company uses fixed and variable rate debt to fund its working capital requirements, capital expenditures and acquisitions. These debt arrangements expose the Company to market risk related to changes in interest rates. The Company enters into pay-fixed agreements to effectively convert a portion of its variable-rate debt to fixed-rate debt to reduce the risk of incurring higher interest costs due to rising interest rates. As of December 31, 1999, the Company had interest rate swap agreements covering notional principal of $115,000 that expire through 2008 and that fix the interest rate at an average of 6.68%. The Company also enters into receive-fixed agreements to effectively convert a portion of its fixed-rate debt to a variable-rate debt which is indexed to LIBOR to reduce the risk of incurring higher interest costs in periods of falling interest rates. As of December 31, 1999, the Company had interest rate swap agreements covering notional principal of $80,000 that expire through 2003 and that have a variable rate at an average of 5.86%. The Company enters into interest rate caps to reduce the risk of incurring higher interest costs due to rising interest rates. As of December 31, 1999, the Company had interest rate cap agreements covering a notional amount of $400,000, which expire in 2002 and cap rates at an average rate of 6.88%. As of December 31, 1999, the Company had interest rate collar agreements covering a notional amount of $200,000, with $100,000 expiring in each of 2001 and 2002. The interest rate collar agreements have average floor rates of 5.95% and 6.30% and average cap rates of 5.95% and 6.30%, respectively. These agreements also have maximum cap rates of 6.64% and maximum floor rates of 4.65% and 4.95%, respectively. The Company does not enter into any interest rate swap, cap or collar agreements for trading purposes. The Company is exposed to market risk in the event of non-performance by the banks. No such non-performance is expected. The table below summarizes the fair values and contract terms of the Company's financial instruments subject to interest rate risk as of December 31, 1999.


                                               Expected Maturity

                            --------------------------------------------------------                          Fair
                               2000       2001       2002        2003       2004     Thereafter    Total      Value
                            ----------- ---------- ---------- ----------- ---------- ----------- ----------- ----------
Debt and Redeemable

   Preferred Stock:

Fixed Rate                   $ 282,375  $  23,000  $ 545,000   $ 897,840  $ 531,847  $ 4,899,506 $7,179,506  $6,625,411
   Average Interest Rate         9.86%      9.87%      9.88%       9.87%      9.86%        9.78%

Variable Rate                  108,371    262,401    341,571     443,350    387,300    1,553,574  3,096,567   3,096,567
   Average Interest Rate         7.97%      8.50%      8.62%       8.62%      8.64%        8.45%

Interest Rate Swaps, Caps
   and Collars:

Variable to Fixed Swaps      $  40,000  $      --  $      --   $      --  $      --  $    75,000 $  115,000  $    5,287
Average Pay Rate                 6.68%         --         --          --         --        6.68%
Average Receive Rate             6.24%         --         --          --         --        7.32%

Fixed to Variable Swaps             --         --     35,000      45,000         --           --     80,000      (2,113)
Average Pay Rate                    --         --      5.86%       5.86%         --           --
Average Receive Rate                --         --      7.08%       7.10%         --           --

Interest Rate Caps                  --         --    400,000          --         --           --    400,000       3,470
Average Cap Rate                    --         --      6.88%          --         --           --

Interest Rate Collars               --    100,000    100,000          --         --           --    200,000         (41)
Maximum Cap Rate                    --      6.64%      6.64%          --         --           --         --          --
Average Cap and Floor Rate          --      5.95%      6.30%          --         --           --         --          --
Minimum Floor Rate                  --      4.65%      4.95%          --         --           --         --          --

      Interest rates on variable debt are estimated by us using the average implied forward London Interbank Offer Rate ("LIBOR") rates for the year of maturity based on the yield curve in effect at December 31, 1999, plus the borrowing margin in effect at December 31, 1999. Average receive rates on the variable to fixed swaps are estimated by us using the average implied forward LIBOR rates for the year of maturity based on the yield curve in effect at December 31, 1999.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The consolidated financial statements of Adelphia and related notes thereto and independent auditors' report follow.


                                 INDEX TO FINANCIAL STATEMENTS OF ADELPHIA COMMUNICATIONS CORPORATION
                                                           AND SUBSIDIARIES



Independent Auditors' Report                                                                               52
Consolidated Balance Sheets, December 31, 1998 and 1999                                                    53
Consolidated Statements of Operations, Year Ended March 31, 1998, Nine Months Ended
   December 31, 1998 and Year Ended December 31, 1999                                                      54
Consolidated Statements of Convertible Preferred Stock, Common Stock and Other Stockholders' Equity
   (Deficiency), Year Ended March 31, 1998, Nine Months Ended December 31, 1998 and
   Year Ended December 31, 1999                                                                            55
Consolidated Statements of Cash Flows, Year Ended March 31, 1998, Nine Months Ended
   December 31, 1998 and Year Ended December 31, 1999                                                      57
Notes to Consolidated Financial Statements                                                                 58


                          INDEPENDENT AUDITORS' REPORT

Adelphia Communications Corporation:

     We have audited the accompanying consolidated balance sheets of Adelphia Communications Corporation and subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of operations, of convertible preferred stock, common stock and other stockholders' equity (deficiency), and of cash flows for the year ended March 31, 1998, the nine months ended December 31, 1998 and the year ended December 31, 1999. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Adelphia Communications Corporation and subsidiaries at December 31, 1998 and 1999, and the results of their operations and their cash flows for the year ended March 31, 1998, the nine months ended December 31, 1998 and the year ended December 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP



Pittsburgh, Pennsylvania
March 29, 2000


                              ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS
                                (Dollars in thousands, except per share amounts)

                                                                                           December 31,
                                                                                       1998            1999
                                                                                  --------------- --------------

ASSETS:

Property, plant and equipment--net                                                $    1,207,655  $    3,972,329
Intangible assets--net                                                                 1,029,159      12,095,873
Cash and cash equivalents                                                                398,644         186,874
U.S. government securities--pledged                                                       58,054          29,899
Investments                                                                              196,893         280,874
Subscriber receivables--net                                                               53,911         194,399
Prepaid expenses and other assets--net                                                   114,625         328,675
Investment in and amounts due from Olympus (Note 1)                                      191,408            --
Related party receivables--net                                                            44,108         178,577
                                                                                  --------------  --------------

Total                                                                             $    3,294,457  $   17,267,500
                                                                                  ==============  ==============

LIABILITIES, PREFERRED STOCK, COMMON STOCK AND
OTHER STOCKHOLDERS' EQUITY (DEFICIENCY):
Subsidiary debt                                                                   $    1,717,240  $    6,513,813
Parent debt                                                                            1,810,212       2,777,919
Accounts payable                                                                          96,985         442,561
Subscriber advance payments and deposits                                                  19,377          57,651
Accrued interest and other liabilities                                                   137,131         495,564
Deferred income taxes                                                                    109,609       2,113,097
                                                                                  --------------  --------------

Total liabilities                                                                      3,890,554      12,400,605
                                                                                  --------------  --------------

Minority interests                                                                        48,784         736,497
                                                                                  --------------  --------------

Adelphia Business Solutions redeemable exchangeable preferred stock                      228,674         260,848
                                                                                  --------------  --------------

13% Series B cumulative redeemable exchangeable preferred stock                          148,191         148,363
                                                                                  --------------  --------------

Commitments and contingencies (Note 5)

Convertible preferred stock, common stock and other stockholders' equity
(deficiency):

8 1/8% Series C convertible preferred stock ($100,000 liquidation preference)                  1               1
5 1/2% Series D convertible preferred stock ($575,000 liquidation preference)               --                29
Class A common stock, $.01 par value, 200,000,000 and 1,200,000,000 shares
authorized, 31,258,843 and 113,051,118 shares outstanding, respectively                      313           1,131
Class B common stock, $.01 par value, 25,000,000 and 300,000,000 shares
authorized, respectively, 10,834,476 shares outstanding                                      108             108
Additional paid-in capital                                                               738,102       5,863,633
Accumulated other comprehensive income                                                      --             3,239
Accumulated deficit                                                                   (1,760,270)     (1,997,553)
Treasury stock, at cost, 1,091,524 shares of Class A common stock and
20,000 shares of 8 1/8% Series C convertible preferred stock                                --          (149,401)
                                                                                  --------------  --------------
Convertible preferred stock, common stock and other
stockholders' equity (deficiency)                                                     (1,021,746)      3,721,187
                                                                                  --------------  --------------

Total                                                                             $    3,294,457  $   17,267,500
                                                                                  ==============  ==============


                                            See notes to consolidated financial statements.



                               ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Dollars in thousands, except per share amounts)

                                                                                          Nine Months
                                                                             Year Ended      Ended       Year Ended
                                                                              March 31,   December 31,   December 31,
                                                                                1998          1998            1999
                                                                           -------------- -------------  -------------
Revenues                                                                   $     524,889  $     496,014  $   1,287,968
                                                                           -------------  -------------  -------------

Operating expenses:
Direct operating and programming                                                 167,288        167,963        432,612
Selling, general and administrative                                               95,731        107,249        340,579
Depreciation and amortization                                                    145,041        140,823        370,836
Merger and integration costs                                                        --             --            4,736
                                                                           -------------  -------------  -------------

Total                                                                            408,060        416,035      1,148,763
                                                                           -------------  -------------  -------------

Operating income                                                                 116,829         79,979        139,205
                                                                           -------------  -------------  -------------

Other income (expense):
Priority investment income from Olympus                                           47,765         36,000         36,000
Interest expense - net (Note 1)                                                 (243,554)      (180,452)      (359,585)
Equity in loss of Olympus and other joint ventures                               (66,089)       (48,891)       (60,618)
Equity in loss of Adelphia Business Solutions joint ventures                     (12,967)        (9,580)        (7,758)
Minority interest in net losses of subsidiaries                                     --           25,772         38,699
Adelphia Business Solutions preferred stock dividends                            (12,682)       (21,536)       (32,173)
Other                                                                              2,538          1,113          1,865
                                                                           -------------  -------------  -------------
Total                                                                           (284,989)      (197,574)      (383,570)
                                                                           -------------  -------------  -------------

Loss before income taxes and extraordinary loss                                 (168,160)      (117,595)      (244,365)
Income tax benefit                                                                 5,606          6,802         14,493
                                                                           -------------  -------------  -------------

Loss before extraordinary loss                                                  (162,554)      (110,793)      (229,872)
Extraordinary loss on early retirement of debt (net of income taxes
of $7,200 in 1999)                                                               (11,325)        (4,337)       (10,658)
                                                                           -------------  -------------  -------------

Net loss                                                                        (173,879)      (115,130)      (240,530)
Dividend requirements applicable to preferred stock                              (18,850)       (20,718)       (41,963)

                                                                           -------------  -------------  -------------

Net loss applicable to common stockholders                                      (192,729)      (135,848)      (282,493)
Other comprehensive income - unrealized gain on available-for-sale
securities (net of income tax benefit of $2,237)                                    --             --            3,239
                                                                           -------------  -------------  -------------

Comprehensive income                                                       $    (192,729) $    (135,848) $    (279,254)
                                                                           =============  =============  =============

Basic and diluted loss per weighted average share of common
stock before extraordinary loss                                            $       (6.07) $       (3.63) $       (3.73)

Basic and diluted extraordinary loss on early retirement of debt per
weighted average share of common stock                                             (0.38)         (0.12)         (0.15)
                                                                           -------------  -------------  -------------
Basic and diluted net loss per weighted average share of common stock      $       (6.45) $       (3.75) $       (3.88)
                                                                           =============  =============  =============

Weighted average shares of common stock outstanding (in thousands)                29,875         36,226         72,824
                                                                           =============  =============  =============

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

                                       Series C   Series D                              Accumulated
                                     Convertible Convertible Class A Class B Additional    Other

                                       Preferred Preferred   Common  Common   Paid-In  Comprehensive Accumulated Treasury
                                         Stock     Stock     Stock   Stock    Capital     Income       Deficit    Stock   Total
                                       --------------------------------------------------------------------------------------------
Balance, March 31, 1997                $   --    $   --   $   161 $   109 $  219,408    $   --    $(1,473,559)  $ --   $(1,253,881)
     Issuance of Class A common
        stock for cable television
        assets                             --        --        39      --     33,792        --             --     --        33,831

     Issuance of Series C convertible

        preferred stock                     1        --        --      --     96,999        --             --     --        97,000

     Dividend requirements applicable
        to exchangeable

        preferred stock                    --        --        --      --    (14,246)       --             --     --       (14,246)
     Dividend requirements applicable

        to convertible preferred stock     --        --        --      --     (4,604)       --             --     --        (4,604)
     Other                                 --        --        --      --        (86)       --             --     --           (86)
     Net loss                              --        --        --      --         --        --       (173,879)    --      (173,879)
                                       --------------------------------------------------------------------------------------------

Balance, March 31, 1998                     1        --       200     109    331,263        --     (1,647,438)    --    (1,315,865)
                                       --------------------------------------------------------------------------------------------
     Adelphia Business Solutions
        issuance of

        Class A common stock               --        --        --      --   146,440         --             --     --       146,440
     Issuance of Class A common stock      --        --        88      --   267,838         --             --     --       267,926
     Dividend requirements applicable

        to exchangeable preferred stock    --        --        --      --   (14,625)        --             --     --       (14,625)
     Dividend requirements applicable

        to convertible preferred stock     --        --        --      --    (6,093)        --             --     --        (6,093)
     Issuance of Class A common stock
        for affiliate cable television
        assets                             --        --        23      --    77,085         --             --     --        77,108
     Excess of purchase price over
        carrying value of cable
        television assets purchased
        from affiliate                     --        --        --      --   (63,676)        --             --     --       (63,676)
     Conversion of Class B common

        stock into Class A common stock    --        --         1      (1)       --         --             --     --            --
     Other                                 --        --         1      --      (130)        --          2,298     --         2,169
     Net loss                              --        --        --      --        --         --       (115,130)    --      (115,130)
                                       --------------------------------------------------------------------------------------------

Balance, December 31, 1998             $    1    $   --   $   313 $   108 $ 738,102     $   --    $(1,760,270)  $ --   $(1,021,746)
                                       ============================================================================================
















                                            See notes to consolidated financial statements.



                                          ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK, COMMON STOCK
                                         AND OTHER STOCKHOLDERS' EQUITY (DEFICIENCY) (continued)
                                                         (Dollars in thousands)

                                     Series C    Series D                              Accumulated
                                   Convertible Convertible Class A  Class B Additional    Other

                                     Preferred Preferred   Common   Common   Paid-In Comprehensive Accumulated  Treasury
                                       Stock     Stock     Stock    Stock    Capital     Income     Deficit      Stock     Total
                                     -----------------------------------------------------------------------------------------------

Balance, December 31, 1998           $  1     $    -      $  313    $ 108   $  738,102   $  -   $(1,760,270) $      --  $(1,021,746)

                                     -----------------------------------------------------------------------------------------------
   Net proceeds from issuance of
     Class A common stock              --         --         225       --    1,186,290     --            --         --    1,186,515
   Net proceeds from issuance of
     Series D

     Convertible Preferred stock       --         29          --       --      557,430     --            --         --      557,459
   Adelphia Business Solutions
     Issuance of Class A common stock  --         --          --       --      109,015     --            --         --      109,015
   Treasury stock purchase             --         --          --       --           --     --            --   (149,401)   (149,401)
   Dividend requirements applicable to
     exchangeable preferred stock      --         --          --       --      (19,500)    --            --         --      (19,500)
   Dividend requirements applicable to
     convertible preferred stock       --         --          --       --      (22,239)    --            --         --      (22,239)
   Issuance of Class A common stock in
     connection with acquisitions      --         --         593       --    3,336,145     --            --         --    3,336,738
   Net unrealized gain on
     available-for-sale
     securities                        --         --          --       --           --  3,239            --         --        3,239
   Other                               --         --          --       --      (21,610)    --         3,247         --      (18,363)
   Net loss                            --         --          --       --           --     --      (240,530)        --     (240,530)
                                     -----------------------------------------------------------------------------------------------

Balance, December 31, 1999           $  1     $   29      $1,131    $ 108   $5,863,633 $3,239    $(1,997,553)$(149,401)  $3,721,187

                                     ===============================================================================================











                                            See notes to consolidated financial statements.



                                  ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (Dollars in thousands)
                                                                                             Nine Months
                                                                                Year Ended        Ended        Year Ended
                                                                                 March 31,     December 31,    December 31,
                                                                                   1998            1998            1999
                                                                            --------------- ---------------- ----------------
Cash flows from operating activities:

Net loss                                                                    $     (173,879) $      (115,130) $      (240,530)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation and amortization                                                      145,041          140,823          370,836
Noncash interest expense                                                            37,430           23,663           52,068
Noncash dividends                                                                   12,682           21,536           32,173
Equity in loss of Olympus and other joint ventures                                  66,089           48,891           60,618
Equity in loss of Adelphia Business Solutions joint ventures                        12,967            9,580            7,758
Gain on sale of investments                                                         (2,538)            --             (2,354)
Minority interest in losses of subsidiaries                                           --            (25,772)         (38,699)
Extraordinary loss on early retirement of debt -
net of income tax benefit                                                           11,325            4,337           10,658
Decrease in deferred taxes, net of effects of acquisitions                          (6,305)          (6,510)         (18,179)
Changes in operating assets and liabilities, net of
effects of acquisitions:
Subscriber receivables                                                              (4,351)         (19,874)         (70,110)
Prepaid expenses and other                                                         (23,437)          (6,942)         210,381
Accounts payable                                                                     4,282           31,029          232,991
Subscriber advance payments and deposits                                               658            1,678          (14,594)
Accrued interest and other                                                         (13,694)          31,051         (260,878)
                                                                            --------------  ---------------  ---------------

Net cash provided by operating activities                                           66,270          138,360          332,139
                                                                            --------------  ---------------  ---------------

Cash flows used for investing activities:

Acquisitions , net of cash acquired                                               (146,546)        (403,851)      (2,178,037)
Expenditures for property, plant and equipment                                    (183,586)        (255,797)        (819,197)
Investments in Adelphia Business Solutions joint ventures                          (64,260)         (69,018)         (24,496)
Investments in other joint ventures                                                (22,591)         (12,540)         (31,869)
Purchase of minority interest in Adelphia Business Solutions                          --            (15,580)             --
Investment in U.S. government securities--pledged                                   (83,400)            --               --
Sale of U.S. government securities - pledged                                        15,653           15,312           30,626
Amounts invested in and advanced to Olympus
and related parties                                                                (91,468)        (274,216)        (521,649)
Proceeds from sale of investments                                                   12,678             --                --
Other                                                                                 --               --             22,400
                                                                            --------------  ---------------  ---------------

Net cash used for investing activities                                            (563,520)      (1,015,690)      (3,522,222)
                                                                            --------------  ---------------  ---------------

Cash flows from financing activities:

Proceeds from debt                                                               1,298,137          836,176        3,184,579
Repayments of debt                                                                (977,591)        (269,778)      (1,971,534)
Costs associated with debt financings                                              (20,498)          (7,125)         (35,562)
Premium paid on early retirement of debt                                           (12,153)          (3,634)         (13,566)
Issuance of Adelphia Business Solutions Class A common stock                          --            205,599          262,413
Issuance of Class A common stock                                                      --            275,880        1,215,999
Costs associated with issuances of common stock                                       --            (22,196)         (30,366)
Issuance of redeemable exchangeable preferred stock                                147,976             --               --
Issuance of convertible preferred stock                                             97,000             --            557,649
Issuance of Adelphia Business Solutions
redeemable exchangeable preferred stock                                            194,522             --               --
Payments to acquire treasury stock                                                    --               --           (149,401)
Preferred stock dividends paid                                                     (14,787)         (15,843)         (41,898)
                                                                            --------------  ---------------  ---------------

Net cash provided by financing activities                                          712,606          999,079        2,978,313
                                                                            --------------  ---------------  ---------------

Increase (decrease) in cash and cash equivalents                                   215,356          121,749         (211,770)
Cash and cash equivalents, beginning of period                                      61,539          276,895          398,644
                                                                            --------------  ---------------  ---------------

Cash and cash equivalents, end of period                                    $      276,895  $       398,644  $       186,874
                                                                            ==============  ===============  ===============

Supplemental disclosure of cash flow activity - cash payments for interest  $      220,888  $       162,113  $       331,427
                                                                            ==============  ===============  ===============
                                            See notes to consolidated financial
statements.


              ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)


1.   The Company and Summary of Significant Accounting Policies:

    The Company and Basis for Consolidation

      Adelphia Communications Corporation and subsidiaries ("Adelphia") owns, operates and manages cable television systems and other related telecommunications businesses. Adelphia's operations consist primarily of selling video programming which is distributed to subscribers for a monthly fee through a network of fiber optic and coaxial cables. These services are offered in the respective franchise areas under the name Adelphia. Adelphia Business Solutions, Inc. (formerly Hyperion Telecommunications, Inc.) and subsidiaries ("Adelphia Business Solutions" or "ABIZ") is a consolidated subsidiary of Adelphia which owns, operates and manages entities which provide competitive local exchange carrier ("CLEC") telecommunications services under the name Adelphia Business Solutions.

      On March 30, 1999, the Board of Directors of Adelphia changed Adelphia's fiscal year from March 31 to December 31. The decision was made to conform to general industry practice and for administrative purposes. The change became effective for the nine months ended December 31, 1998.

      On October 25, 1999, the shareholders of Hyperion Telecommunications, Inc. elected to change the name Hyperion to Adelphia Business Solutions, Inc. The name change was effective October 25, 1999.

      The consolidated financial statements include the accounts of Adelphia, its majority owned subsidiaries and subsidiaries that are 50% owned and controlled by Adelphia. All significant intercompany accounts and transactions have been eliminated in consolidation.

      During the year ended March 31, 1998, the nine months ended December 31, 1998 and the year ended December 31, 1999, Adelphia consummated several acquisitions, each of which was accounted for using the purchase method. Accordingly, the financial results of each acquisition have been included in the consolidated results of Adelphia effective from the date acquired.

      On September 12, 1997, Adelphia Business Solutions consummated an agreement with Time Warner Entertainment-Advance/Newhouse ("TWEAN") to exchange interests in four New York CLEC networks. As a result of the transaction, Adelphia Business Solutions paid TWEAN $7,638 and increased its ownership in the networks serving Buffalo and Syracuse, New York to 60% and 100%, respectively, and eliminated its interest in the Albany and Binghamton networks, which became wholly owned by TWEAN.

      On December 3, 1997, Adelphia exchanged its interest in Oxford, North Carolina, a system which served approximately 4,400 subscribers, for TWEAN's interest in its DuBois, Pennsylvania system, which served approximately 3,800 subscribers.

      On February 12, 1998, Adelphia Business Solutions issued a warrant for 731,624 shares of Adelphia Business Solutions Class A Common Stock to its 50% partner in Adelphia Business Solutions of Harrisburg in exchange for such partnership interest.

      On February 12, 1998, Adelphia Business Solutions acquired the remaining partnership interests in its Buffalo, NY, Louisville, KY and Lexington, KY networks for approximately $18,300.

      On February 12, 1998, Adelphia Business Solutions acquired the remaining partnership interests in its Morristown and New Brunswick, NJ networks for approximately $26,328.

      On March 6, 1998, Adelphia exercised its option to purchase the remaining 15% of its Northeast Cable, Inc. system. Adelphia issued 341,220 shares of Class A common stock to the sellers in connection with this purchase.

      In addition to the acquisitions mentioned above, during the year ended March 31, 1998, Adelphia completed several other acquisitions. Systems acquired served approximately 65,500 basic subscribers at the date of acquisition primarily in Virginia, western New York, Pennsylvania, Maryland and West Virginia and were purchased for an aggregate price of approximately $107,000 in cash and 3,571,428 shares of Adelphia Class A common stock.

      On April 1, 1998, Adelphia exchanged its interest in its Mansfield, Ohio area systems, which served approximately 64,400 subscribers, and approximately $11,000 cash for Time Warner Entertainment's interests in systems adjacent to systems owned or managed by Adelphia in Virginia, New England and New York, which served approximately 70,200 subscribers.

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

      In addition to the acquisitions mentioned above, for the nine months ended December 31, 1998, Adelphia completed several other acquisitions. These acquisitions served approximately 75,250 basic subscribers at the date of acquisition primarily in southern New York, western Pennsylvania, Connecticut and Vermont and were purchased for an aggregate price of approximately $163,500.

      On January 21, 1999, Adelphia acquired Verto Communications, Inc. ("Verto") pursuant to a merger agreement among Adelphia, Verto and Verto's shareholders. These systems served approximately 56,000 subscribers in the greater Scranton, PA area at the date of acquisition. In connection with the Verto acquisition, Adelphia issued 2,561,024 shares of its Class A common stock to the former owners of Verto and assumed approximately $35,000 of net liabilities of Verto.

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

      On October 1, 1999, the partnership interests of Olympus held by Telesat Cablevision, Inc., a subsidiary of FPL Group, Inc. were redeemed. The redemption was made in exchange for noncash assets of Olympus of approximately $100,000. As a result of this transaction, Adelphia's ownership in Olympus increased to 100% and Adelphia began to consolidate Olympus into its financial statements effective October 1, 1999.

      On October 1, 1999, Adelphia acquired Century Communications Corp., ("Century") through a merger whereby Century was merged with and into a wholly owned subsidiary of Adelphia, Arahova Communications, Inc., ("Arahova") pursuant to an agreement and plan of merger, dated as of March 5, 1999, and as amended on July 12, 1999 and as further amended on July 29, 1999. In connection with the closing of the Century acquisition, Adelphia issued approximately 47,800,000 new shares of Adelphia Class A common stock and paid approximately $811,900 to the stockholders of Century, and assumed approximately $1,700,000 of debt. This transaction was approved by Century and Adelphia stockholders at their respective stockholders' meetings on October 1, 1999. As of October 1, 1999, Century had approximately 1,610,000 basic subscribers primarily in California, Puerto Rico, and throughout the United States after giving effect to Century's pending joint venture with AT&T, which closed on December 7, 1999. At the effective time of the merger, Adelphia also purchased Citizens Cable Company's 50% interest in the Citizens/Century Cable Television Joint Venture, one of Century's 50% owned joint ventures, for a purchase price of approximately $131,900, comprised of approximately $27,700 in cash, approximately 1,850,000 shares of Adelphia Class A common stock and the assumption of indebtedness. This joint venture serves approximately 92,300 basic subscribers in California and was jointly owned by Century and Citizens Cable Company, a subsidiary of Citizens Utilities Company.

      On October 1, 1999, Adelphia acquired FrontierVision Partners, L.P. ("FrontierVision"). As of October 1, 1999, FrontierVision served approximately 710,000 basic subscribers primarily in Ohio, Kentucky, New England and Virginia. In connection with the acquisition, Adelphia issued 7,000,000 shares of its Class A common stock, assumed debt of approximately $1,150,000 and paid cash of approximately $543,300.

      On October 1, 1999, Adelphia acquired Harron Communications Corp. ("Harron"). As of October 1, 1999, Harron served approximately 296,000 basic subscribers primarily in southeastern Pennsylvania, Michigan, Massachusetts and New Hampshire and were purchased for an aggregate price of approximately $1,211,704.

      On December 7, 1999, subsidiaries of Arahova consummated a transaction with AT&T to form a joint venture limited partnership in the Los Angeles, CA area. Pursuant to this agreement, Arahova, Adelphia and AT&T contributed cable systems that served approximately 800,000 basic subscribers. Arahova and Adelphia hold a combined interest of 75% and AT&T holds a 25% interest in the partnership. As part of this transaction, Arahova and AT&T exchanged cable systems owned by Arahova in certain communities in northern California for certain cable systems owned by AT&T in southern California, allowing each of them to unify operations in existing service areas. AT&T exchanged its East San Fernando Valley cable system serving approximately 103,500 basic subscribers for Arahova's northern California cable systems (San Pablo, Benecia, Fairfield and Rohnert Park, California), serving approximately 96,500 basic subscribers. No gain or loss was recognized on this system swap due to the Company's application of purchase accounting in connection with the Arahova merger.

      In addition to the acquisitions mentioned above, for the year ended December 31, 1999, Adelphia completed several other acquisitions. These acquisitions served approximately 136,700 basic subscribers at the date of acquisition primarily in Ohio, Virginia, Kentucky, Pennsylvania, California and West Virginia and were purchased for an aggregate price of approximately $539,200.

      The approximate aggregate purchase price for the significant 1999 acquisitions was comprised of the following:


                         Cash, net of cash acquired                            $         1,992,000
                         Assumed debt                                                    4,530,000
                         Adelphia Class A common stock                                   3,337,000
                                                                               -------------------
                                                                               $         9,859,000
                                                                               ===================

      The value assigned to the Adelphia Class A common stock was based on the average closing price of Adelphia Class A common stock a few days before and after the respective acquisitions were agreed to and announced.

      The Company has made a preliminary allocation of the purchase price based on estimated fair values. A final allocation of the purchase price will be made upon receipt of final third party appraisals. The preliminary allocation was as follows:


                         Property, plant and equipment                         $         1,983,000
                         Intangible assets (primarily franchise)                        10,473,000
                         Other                                                          (2,597,000)
                                                                               -------------------
                                                                               $         9,859,000
                                                                               ===================

      The following unaudited financial information assumes that the acquisitions that were consummated during the year ended December 31, 1999 had occurred on April 1, 1997.


                                                                      Nine Months
                                                      Year Ended         Ended         Year Ended
                                                      March 31,      December 31,     December 31,
                                                         1998            1998             1999
                                                    ----------------  --------------   --------------
       Revenues                                     $     1,875,023   $   1,583,431    $   2,486,645
       Loss before extraordinary loss                       522,659         369,721          351,858
       Net loss                                             553,385         439,229          405,083
       Basic and diluted net loss per weighted
          average share of common stock                        6.21            4.60             3.51


    Investment in Olympus Joint Venture Partnership

      As described above, Adelphia's ownership in Olympus increased to 100% effective October 1, 1999, at which time Adelphia began to consolidate Olympus into its financial statements. Prior to October 1, 1999, Adelphia's investment in the partnership comprised both limited and general partner interests. The general partner interest represented a 50% voting interest in Olympus and was being accounted for using the equity method. Under this method, Adelphia's investment, initially recorded at the historical cost of contributed property, was adjusted for subsequent capital contributions and its share of the losses of the partnership as well as its share of the accretion requirements of the partnership's interests. The limited partner interest represented a preferred interest ("PLP interests") entitled to a 16.5% annual return. At March 31, 1998 and December 31, 1998, Adelphia owned $325,911 and $366,861 in Olympus PLP interests, respectively.

      The PLP interests were nonvoting, were senior to claims of certain other partner interests, and provided for an annual priority return of 16.5%. Olympus was not required to pay the entire 16.5% return currently and priority return on PLP interests was recognized as income by Adelphia when received. Correspondingly, equity in net loss of Olympus excludes accumulated unpaid priority return (Note 2). After October 1, 1999, all such investments and returns eliminate in the consolidation of Adelphia.

    Subscriber Revenues

      Subscriber revenues are recorded in the month the service is provided.

    Property, Plant and Equipment

      Property, plant and equipment, at cost, are comprised of the following:


                                                                                December 31,
                                                                             1998          1999
                                                                        -------------- --------------
                   Operating plant and equipment                        $   1,317,467  $  3,427,724
                   Telecommunications networks                                 59,764       139,248
                   Network monitoring                                         165,697       431,078
                   Real estate and improvements                                81,934       194,983
                   Support equipment                                           30,533        92,438
                   Construction in progress                                   283,133       825,265
                                                                        -------------- --------------
                                                                            1,938,528     5,110,736
                   Accumulated depreciation                                  (730,873)   (1,138,407)
                                                                        -------------- --------------
                                                                        $   1,207,655  $  3,972,329
                                                                        ============== ==============

      Depreciation is computed on the straight-line method using estimated useful lives of 5 to 12 years for operating plant and equipment and 3 to 20 years for support equipment and real estate. Additions to property, plant and equipment are recorded at cost which includes amounts for material, applicable labor and overhead, and interest. Depreciation expense amounted to $93,688, $98,699 and $222,158 for the year ended March 31, 1998, the nine months ended December 31, 1998 and the year ended December 31, 1999, respectively. Capitalized interest amounted to $5,985, $11,285 and $25,135 for the year ended March 31, 1998, the nine months ended December 31, 1998 and the year ended December 31, 1999, respectively.

    Intangible Assets

      Intangible assets, at cost, net of accumulated amortization, are comprised of the following:


                                                                               December 31,
                                                                            1998         1999
                                                                        ------------ --------------
                   Purchased franchises                                 $   828,410  $   9,480,123
                   Goodwill                                                 119,012      2,390,050
                   Non-compete agreements                                     8,922         15,383
                   Purchased subscribers lists                               72,815        210,317
                                                                        ------------ --------------
                                                                        $ 1,029,159  $  12,095,873
                                                                        ============ ==============

      A portion of the aggregate purchase price of systems acquired has been allocated to purchased franchises, purchased subscriber lists, goodwill and non-compete agreements. Purchased franchises and goodwill are amortized on the straight-line method over 40 years. Purchased subscriber lists are amortized on the straight-line method over periods which range from 5 to 10 years. Non-compete agreements are amortized on the straight-line method over their contractual lives which range from 4 to 12 years. Accumulated amortization of intangible assets amounted to $249,618 and $615,772 at December 31, 1998 and 1999, respectively.

    Cash and Cash Equivalents

      Adelphia considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Interest income on liquid investments was $13,383, $10,752 and $31,809 for the year ended March 31, 1998, the nine months ended December 31, 1998 and the year ended December 31, 1999, respectively. Book overdrafts of $7,855 and $35,000 existed at December 31, 1998 and 1999, respectively. These book overdrafts were reclassified as accrued interest and other liabilities and accounts payable.

    U.S. Government Securities - Pledged

      U.S. Government Securities - Pledged consist of highly liquid investments which will be used to pay the first six semi-annual interest payments of the Adelphia Business Solutions 12 1/4% Senior Secured Notes. Such investments are classified as held-to-maturity and the carrying value approximates market value.

    Investments

      The equity method of accounting is generally used to account for investments which are greater than 20% but not more than 50% owned. Under this method, Adelphia's initial investment is recorded at cost and subsequently adjusted for the amount of its equity in the net income or losses of its investees. Dividends or other distributions are recorded as a reduction of Adelphia's investment. Investments accounted for using the equity method generally reflect Adelphia's equity in the investee's underlying assets.

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

      Adelphia's nonconsolidated investments are as follows:


          Investments accounted for using the equity method:                          December 31,
          Gross investment:                                                       1998            1999
                                                                             --------------- --------------
             Adelphia Business Solutions' joint ventures                     $     138,614   $     61,400
             Mobile communications                                                  18,249         19,865
             Programming ventures                                                    1,469         10,627
             Other                                                                   2,308          1,430
                                                                             --------------- --------------
                    Total                                                          160,640         93,322
                                                                             --------------- --------------

          Investments accounted for using the cost method:

             Niagara Frontier Hockey, L.P.                                          44,897         47,533
             Benbow PCS Ventures, Inc.                                              17,170         17,192
             Convertible preferred stock                                                 -         87,433
             Other                                                                   6,787         12,972
                                                                             --------------- --------------
                    Total                                                           68,854        165,130
                                                                             --------------- --------------

          Investments accounted for as available-for-sale securities:

             Common stock warrants                                                      --         49,890
                                                                             --------------- --------------

          Total investments before cumulative equity in net losses                 229,494        308,342
          Cumulative equity in net losses                                          (32,601)       (27,468)
                                                                             --------------- --------------
                    Total investments                                        $     196,893   $    280,874
                                                                             =============== ==============

      As a result of the acquisition of Arahova, Adelphia obtained approximately 113,983 shares of United International Holdings, Inc. ("UIH") Series B convertible preferred stock. Each share of this stock is convertible into approximately 21 shares of UIH Class A common stock, at a conversion price of $10.625 per share. This equity instrument was recorded at its fair value of $87,433 on October 1, 1999 in connection with purchase accounting.

      As a result of a contract between Arahova and At Home Corporation ("@Home") to provide @Home high speed internet access on certain systems, Adelphia has received a warrant contract to purchase up to 5,260,000 shares of @Home Series A common stock at $5.25 per share. Deferred revenue is recorded for the fair value of the warrants when earned with corresponding revenue recognized over the remaining life of the contract, which expires in May 2004. The investment in @Home warrants is classified as an available-for-sale security. During 1999, Adelphia recognized revenue of $1,500 related to these warrants. Adelphia's investment in @Home warrants of $34,366 at December 31, 1999 includes $2,354 of unrealized loss.

      Adelphia received warrants to purchase 325,000 shares of common stock in connection with the purchase of digital converters. These warrants are recorded at fair value as a reduction of the cost of such converters when earned. This investment is classified as an available-for-sale security. Adelphia has 18 months to exercise these warrants once they are earned. Approximately 108,000 of these warrants must be exercised by June 30, 2000 or they expire. As of December 31, 1999, Adelphia's investment in these warrants totaled $15,524 and includes an unrealized gain of $7,830.

      Certain members of the Rigas family have entered into an agreement to acquire all the voting interests of Niagara Frontier Hockey, L.P. ("NFHLP"). Closing of the agreement is subject to third party approvals. Adelphia has capital funding notes of NFHLP of $44,897 and $47,533 as of December 31, 1998 and 1999, respectively. The capital funding notes are convertible into non-voting preferred equity of NFHLP at the option of Adelphia. These amounts represent advances to NFHLP plus accrued return of 11.5% to 14.0%. The return on these capital funding notes amounted to approximately $5,100, $4,400 and $3,800 for the year ended March 31, 1998, the nine months ended December 31, 1998 and the year ended December 31, 1999, respectively. Adelphia advanced approximately $7,500 and $14,700, respectively, during the nine months ended December 31, 1998 to fund working capital requirements of NFHLP. These amounts could be repaid by NFHLP in the future or converted into programming rights to air future Buffalo Sabres hockey games. NFHLP continues to generate net losses and working capital deficiencies and is attempting to re-negotiate the terms of certain of its operating and financial agreements. The ability of NFHLP to re-negotiate the terms of certain operating and financial agreements will impact the ability of NFHLP to generate positive operating cash flow in the future. Adelphia is unable to predict the ability of NFHLP to successfully re-negotiate these agreements on terms that are favorable to NFHLP. Management believes that all amounts advanced to NFHLP and the related accrued return are recoverable.

      On September 30, 1999, the FCC granted Adelphia Business Solutions' request to transfer, and Adelphia Business Solutions transferred 195 31-Ghz licenses from Baker Creek Communications (an equity method investment) to a wholly owned subsidiary of Adelphia Business Solutions. At December 31, 1999, $44,605 related to the licenses are included in prepaid expenses and other assets - net on the Consolidated Balance Sheet at December 31, 1999.

    Subscriber Receivables

      An allowance for doubtful accounts of $2,853 and $17,796 is recorded as a reduction of subscriber receivables at December 31, 1998 and 1999, respectively.

    Amortization of Other Assets and Debt Discounts

      Deferred debt financing costs, included in prepaid expenses and other assets, and debt discounts, a reduction of the carrying amount of the debt, are amortized over the term of the related debt. The unamortized amounts of deferred debt financing costs included in prepaid expenses and other assets were $47,542 and $117,838 at December 31, 1998 and 1999, respectively. The aggregate amount by which fair value assigned in purchase accounting to debt and interest rate swaps exceeded or was less than carrying value at the acquisition date is being amortized over the respective remaining 1 to 18 year lives of the underlying debt obligations.

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

    Noncash Financing and Investing Activities

      Capital leases entered into during the year ended March 31, 1998, the nine months ended December 31, 1998 and the year ended December 31, 1999 totaled $2,842, $15,522 and $10,034, respectively, for Adelphia, excluding Adelphia Business Solutions. Adelphia Business Solutions entered into capital leases totaling $24,500, $1,156 and $5,772, respectively, during the year ended March 31, 1998, the nine months ended December 31, 1998 and the year ended December 31, 1999. Reference is made to Notes 1 and 6 for descriptions of additional noncash financing and investing activities.

    Interest Expense - Net

      Interest expense - net includes interest income of $23,949, $20,952 and $97,797 for the year ended March 31, 1998, the nine months ended December 31, 1998 and the year ended December 31, 1999, respectively. Interest income includes interest income from affiliates on long-term loans and for reimbursement of interest expense on revolving credit agreements, related to short term borrowings by such affiliates (Note 11).

    Interest Rate Swaps, Caps and Collar Agreements

      Net settlement amounts under interest rate swaps, caps and collar agreements are recorded as adjustments to interest expense during the period incurred (Note 3).

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

    Comprehensive Income (Loss)

      Comprehensive income is required to be presented when a company has items of other comprehensive income during the periods presented. In 1999, other comprehensive income consisted of net unrealized gains on available-for-sale securities. Items of other comprehensive income are excluded from net loss and are included in arriving at comprehensive income (loss).

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

      At its January 2000 meeting, the Emerging Issues Task Force ("EITF") reached consensus with respect to issues related to EITF 98-3, "Determining Whether a Transaction is an Exchange of Similar Productive Assets or a Business Combination." As a result of this consensus, Adelphia will be required to account for cable system swaps as a purchase and a disposition of a business at fair value. Management of the Company will monitor the impact of EITF 98-3 as it relates to future transactions of the Company.

    Reclassifications

      Certain March 31, 1998 and December 31, 1998 amounts have been reclassified to conform with the December 31, 1999 presentation.

2.   Related Party Investments and Receivables:

      Related party receivables--net represent advances to managed partnerships (Note 11), John J. Rigas and certain members of his immediate family (collectively, the "Rigas family"), including entities they own or control (the "Managed Partnerships"). No related party advances are collateralized.

      As described in Note 1, effective October 1, 1999, Adelphia's ownership interest in Olympus increased to 100%. The information below is as of and for the year ended December 31, 1998, when Adelphia accounted for Olympus under the equity method. Investment in and amounts due from Olympus is comprised of the following:


                                                                                                December 31,
                                                                                                    1998

                                                                                              ---------------
                     Cumulative equity in loss over investment in Olympus                           (102,888)
                     Amounts due from Olympus                                                        294,296
                                                                                               ---------------
                                                                                               $     191,408
                                                                                               ===============

      The major components of the financial position of Olympus as of December 31, 1998 and its results of operations for the years ended December 31, 1997 and 1998 were as follows:


                                                                                                December 31,
                                                                                                    1998

                                                                                               ---------------
                Balance Sheet Data:
                     Property, plant and equipment - net                                       $     355,470
                     Total assets                                                                  1,011,999
                     Subsidiary debt                                                                 519,443
                     Parent debt                                                                     200,000
                     Total liabilities                                                             1,147,946
                     Limited partners' interests                                                     570,298
                     General partners' equity (deficiency)                                          (706,245)


                                                                                      December 31,
                                                                                  1997             1998
                                                                             ---------------  ---------------
                Statement of Operations Data:
                     Revenues                                               $      176,363  $       215,642
                     Operating income                                               34,392           38,944
                     Net loss                                                      (19,802)         (16,074)
                     Net loss of general and limited partners
                        after priority return                                      (95,695)        (105,530)

      On October 6, 1993, Adelphia purchased the preferred Class B Limited Partnership Interest in SHHH, L.P., a managed partnership, for a price of $18,338 from Robin Media Group. The Class B Limited Partnership Interest had a preferred return annually which was payable on a current basis at the option of SHHH, L.P., and was senior in priority to the partnership interests of the Rigas family and TCI. Preferred return on the Class B Limited Partner Interest in SHHH, L.P. totaled $3,750 and $2,017 and is included in revenues for the year ended March 31, 1998 and the nine months ended December 31, 1998, respectively. On September 30, 1998, the Class B Limited Partner Interest was redeemed (Note
1).

3. Debt:

     Subsidiary Debt

                                                                                  December 31,
                                                                              1998           1999
                                                                          -------------- --------------
                   Notes to banks and institutions                        $  1,200,970   $  3,088,477
                   Subsidiary public debt                                      470,784      3,337,376
                   Other debt                                                   45,486         87,960
                                                                          -------------- --------------

                           Total subsidiary debt                          $  1,717,240   $  6,513,813
                                                                          ============== ==============

    Notes to Banks and Institutions

      The amount of borrowings available to Adelphia under its revolving credit agreements is generally based upon the subsidiaries achieving certain levels of operating performance. Adelphia had an aggregate of $1,456,620 in unused credit lines with banks, part of which is subject to achieving certain levels of operating performance, at December 31, 1999 which expire through December 31, 2007. Adelphia pays commitment fees of up to 0.5% of unused principal.

      Borrowings under most of these credit arrangements of subsidiaries are collateralized by a pledge of the stock in their respective subsidiaries, and, in some cases, by other assets. These agreements limit, among other things, additional borrowings, investments, transactions with affiliates and other subsidiaries, and the payment of dividends and fees by the subsidiaries. The agreements also require maintenance of certain financial ratios by the subsidiaries. Several of the subsidiaries' agreements, along with the notes of the parent company, contain cross default provisions. At December 31, 1999, approximately $1,262,472 of the net assets of subsidiaries would be permitted to be transferred to the parent company in the form of dividends, priority return and loans without the prior approval of the lenders based upon the results of operations of such subsidiaries for the quarter ended December 31, 1999. The subsidiaries are permitted to pay management fees to the parent company or other subsidiaries. Such fees are limited to a percentage of the subsidiaries' revenues.

      Certain subsidiaries of Adelphia are co-borrowers with Managed Partnerships under credit facilities for borrowings of up to $1,025,000. Each of the co-borrowers is liable for all borrowings under the credit agreements, although the lenders have no recourse against Adelphia other than against Adelphia's interest in such subsidiaries.

      Notes to banks and institutions mature at various dates through 2007. Bank debt interest rates are based upon one or more of the following rates at the option of Adelphia: prime rate plus 0% to 1.5%; certificate of deposit rate plus 1.25% to 2.75%; or LIBOR plus .625% to 2.5%. Total bank debt with interest rates under these options was approximately $1,173,220 and $3,073,102 at December 31, 1998 and 1999, respectively. At December 31, 1998 and 1999, the weighted average interest rate on notes payable to banks and institutions was 7.89% and 7.72%, respectively. At December 31, 1998 and 1999, the rates on 35.9% and 26.2%, respectively, of Adelphia's notes payable to banks and institutions were fixed for at least one year through the terms of the notes or interest rate swap, cap or collar agreements.

      During the nine months ended December 31, 1998 and the year ended December 31, 1999, Adelphia redeemed $137,200 and $37,815 aggregate principal amount of subsidiary notes to banks and institutions. As a result of these transactions, Adelphia recognized an extraordinary loss on early retirement of debt of $1,970 and $2,441, respectively.

    Subsidiary Public Debt

      Interest on subsidiary public debt is due semi-annually. The subsidiary public debt is effectively subordinated to all liabilities of subsidiary notes to banks and institutions and is senior to the parent debt. The subsidiary public debt agreements contain restrictions on, among other things, the incurrence of indebtedness, mergers and sale of assets, certain restricted payments, investments in affiliates and certain other affiliate transactions. The agreements also require maintenance of certain financial ratios.


      The following table summarizes the subsidiary public debt:
                                                              Outstanding as of
                     Interest    Issue         Amount     December 31,   December 31,  Maturity   First Call  First Call
   Subsidiary          Rate      Date          Issued         1998         1999 (a)     Date        Date        Rate
                  -------------------------------------------------------------------------------------------------------
ABIZ                   13.000%  04/15/96       329,000    $  220,784    $   253,860   04/15/03    04/15/01    106.500%
ABIZ                   12.250%  08/27/97       250,000       250,000        250,000   09/01/04    09/01/01    106.125%
ABIZ                   12.000%  03/02/99       300,000            --        300,000   11/01/07    11/01/03    106.000%
Olympus                10.625%  11/12/96       200,000            --        203,537   11/15/06    11/15/01    105.313%
FrontierVision         11.000%  10/02/96       200,000            --        212,541   10/15/06    10/15/01    105.500%
FrontierVision         11.875%  09/16/97       237,650            --        205,979   09/15/07    09/15/01    107.917%
FrontierVision         11.875%  12/02/98        91,298            --         78,522   09/15/07    09/15/01    107.917%
Arahova                 9.500%  08/14/92       150,000            --        148,773   08/15/00       N/A         N/A
Arahova                 9.750%  02/15/92       200,000            --        201,172   02/15/02       N/A         N/A
Arahova            Zero coupon  04/01/93       444,000            --        318,234   03/15/03       N/A         N/A
Arahova                 9.500%  03/06/95       250,000            --        250,852   03/01/05       N/A         N/A
Arahova                 8.875%  01/17/97       250,000            --        242,542   01/15/07       N/A         N/A
Arahova                 8.750%  09/23/97       225,000            --        216,105   10/01/07       N/A         N/A
Arahova                 8.375%  11/07/97       100,000            --         94,048   11/15/17       N/A         N/A
Arahova                 8.375%  12/04/97       100,000            --         94,106   12/15/07       N/A         N/A
Arahova               Discount
                         notes  01/08/98       605,000            --        267,105   01/15/08       N/A         N/A
                                                       ---------------  -------------
                                                          $  470,784    $ 3,337,376
                                                       ===============  =============

(a) Amounts outstanding include discounts or premiums recorded as a result of purchase accounting, as applicable.


    Other Subsidiary Debt

      As of December 31, 1998 and 1999, other debt consists primarily of capital leases incurred in connection with the acquisition of, and are collateralized by, certain equipment. The interest rate on such debt is based on the Federal Funds rate plus 1.4% or the U.S. Treasury rate plus 2.8%.

    Parent Debt

      Interest on the Parent Debt is due semi-annually. The Parent Debt is effectively subordinated to all liabilities of the subsidiaries and the agreements contain restrictions on, among other things, the incurrence of indebtedness, mergers and sale of assets, certain restricted payments by Adelphia, investments in affiliates and certain other affiliate transactions. The agreements further require that Adelphia maintain a ratio of debt to annualized operating cash flow not greater than 8.75 to 1.00, based on the latest fiscal quarter. Net proceeds from the issuance of notes during the nine months ended December 31, 1998 and the year ended December 31, 1999 were used to reduce amounts outstanding on Adelphia's subsidiaries' notes payable to banks and to purchase, redeem or otherwise retire all or a portion of the 9 1/2% Senior Notes Paid-In-Kind due 2004 and 11 7/8% Senior Debentures due 2004.


                                                            Outstanding as of

             Interest       Issue        Amount       December 31,    December 31,  Maturity   First Call  First Call
               Rate         Date         Issued           1998            1999        Date        Date       Rate
            10  1/4%       07/28/93    $ 110,000      $    99,653     $    99,872   07/15/00    Non-call      N/A
             9  1/4%       09/25/97      325,000          325,000         325,000   10/01/02    Non-call      N/A
             9  1/2% (a)   02/15/94      150,000          186,347          31,847   02/15/04    2/15/99    103.56%
            10  1/2%       07/07/97      150,000          150,000         150,000   07/15/04    Non-call      N/A
            11  7/8% (b)   09/10/92      125,000          124,613              --   09/15/04    9/15/99    104.50%
             9  7/8%       03/11/93      130,000          128,531         128,711   03/01/05    Non-call      N/A
             9  7/8%       02/26/97      350,000          347,586         347,791   03/01/07    Non-call      N/A
             8  3/8%       01/21/98      150,000          149,197         149,259   02/01/08    Non-call      N/A
             8  3/8%       11/12/98      150,000          150,000         150,000   02/01/08    Non-call      N/A
             8  1/8%       07/02/98      150,000          149,285         149,419   07/15/03    Non-call      N/A
             7  1/2%       01/13/99      100,000               --         100,000   01/15/04    Non-call      N/A
             7  3/4%       01/13/99      300,000               --         300,000   01/15/09    Non-call      N/A
             7  7/8%       04/28/99      350,000               --         350,000   05/01/09    Non-call      N/A
             9  3/8%       11/16/99      500,000               --         496,020   11/15/09    Non-call      N/A
                                                   --------------- ---------------
                                                      $ 1,810,212     $ 2,777,919
                                                   =============== ===============

(a) These Senior Notes are Pay-in-Kind with respect to interest payments at the option of Adelphia. On February 15, 1999, Adelphia redeemed $154,500 aggregate principal amount of notes at 103.56% of principal. As a result, Adelphia recognized an extraordinary loss on early retirement of debt of $6,676.

(b) On December 15, 1999, Adelphia redeemed $125,000 aggregate principal amount of 11 7/8% Senior Debentures at 104.5% of principal. As a result, Adelphia recognized an extraordinary loss on early retirement of debt of $7,302.


    Maturities of Debt

      The following table sets forth the mandatory reductions in principal under all debt agreements for each of the next five years based on amounts outstanding at December 31, 1999:


                             Year ending December 31:

                                       2000                            $       390,746
                                       2001                                    285,401
                                       2002                                    886,571
                                       2003                                  1,341,190
                                       2004                                    919,147


      Adelphia intends to fund its requirements for maturities of debt through borrowings under new and existing credit arrangements and internally generated funds. Changing conditions in the financial markets may have an impact on how Adelphia will refinance its debt in the future.

    Interest Rate Swaps, Caps and Collar Agreements

      Adelphia has entered into interest rate swaps, caps and collar agreements with banks, Olympus (prior to October 1, 1999) and Managed Partnerships (Note
11) to reduce the impact of changes in interest rates on its debt. Several of Adelphia's credit arrangements include provisions which require interest rate protection for a portion of its debt. Adelphia enters into pay-fixed agreements to effectively convert a portion of its variable-rate debt to fixed-rate debt to reduce the risk of incurring higher interest costs due to rising interest rates. Adelphia enters into receive-fixed agreements to effectively convert a portion of its fixed-rate debt to variable-rate debt which is indexed to LIBOR to reduce the risk of incurring higher interest costs in periods of falling interest rates. Interest rate cap and collar agreements are used to reduce the impact of increases in interest rates on variable-rate debt. Adelphia is exposed to market risk in the event of nonperformance by the banks or by the Managed Partnerships. Adelphia does not expect any such nonperformance.

      The following table summarizes the notional amounts outstanding and weighted average interest rate data, based on variable rates in effect at December 31, 1998 and 1999, for these swaps, caps and collar agreements, which expire through 2008.


                                                                                December 31,
                    Pay Fixed Swaps:                                         1998          1999
                                                                        ----------------------------
                    Notional amount                                      $  650,000     $  115,000
                    Average receive rate                                       5.33%          6.24%
                    Average pay rate                                           6.55%          6.68%

                    Receive Fixed Swaps:
                    Notional amount                                      $   45,000     $   80,000
                    Average receive rate                                       5.98%          6.35%
                    Average pay rate                                           5.32%          5.86%

                    Interest Rate Caps:
                    Notional amount                                      $  140,000     $  400,000
                    Average cap rate                                           7.82%          6.88%

                    Interest Rate Collars:
                    Notional amount                                      $       --     $  200,000
                    Average cap and floor rate                                   --           6.13%
                    Maximum cap rate                                             --           6.64%
                    Maximum floor rate                                           --           4.80%

      On September 17, 1999, a subsidiary of Adelphia terminated a $400,000 interest rate swap agreement with a financial institution, which resulted in a $15,200 gain that has been deferred and included in accrued interest and other liabilities in the accompanying 1999 consolidated balance sheet. The amortization of the deferred gain, which amounted to $558 in 1999, is being recognized as an adjustment to interest expense over the term of the related debt.

4.  Redeemable Preferred Stock:

    12 7/8% Adelphia Business Solutions Redeemable Exchangeable Preferred Stock

On October 9, 1997, Adelphia Business Solutions issued $200,000 aggregate liquidation preference of 12 7/8% Senior Exchangeable Redeemable Preferred Stock due October 15, 2007. Dividends are payable quarterly commencing January 15, 1998 at 12 7/8% of the liquidation preference of outstanding preferred stock. Through October 15, 2002, dividends are payable in cash or additional shares of preferred stock at Adelphia Business Solutions' option. Subsequent to October 15, 2002, dividends are payable in cash. The preferred stock ranks junior in right of payment to all indebtedness of Adelphia Business Solutions, its Subsidiaries and Joint Ventures. On or before October 15, 2000, and subject to certain restrictions, Adelphia Business Solutions may redeem, at it option, up to 35% of the initial aggregate liquidation preference of the preferred stock originally issued with the net cash proceeds of one or more Qualified Equity Offerings (as defined in the Certificate of Designation) at a redemption price equal to 112.875% of the liquidation preference per share of the preferred stock, plus, without duplication, accumulated and unpaid dividends to the date of redemption; provided that, after any such redemption, there are remaining outstanding shares of preferred stock having an aggregate liquidation preference of at least 65% of the initial aggregate liquidation preference of the preferred stock originally issued. On or after October 15, 2002, Adelphia Business Solutions may redeem, at its option, all or a portion of the preferred stock at 106.438% of the liquidation preference thereof declining to 100% of the liquidation preference in 2005. Adelphia Business Solutions is required to redeem all of the shares of preferred stock outstanding on October 15, 2007 at a redemption price equal to 100% of the liquidation preference thereof, plus, without duplication, accumulated and unpaid dividends to the date of redemption. Preferred stock contains restrictions and covenants similar to subsidiary public debt.

      Adelphia Business Solutions may, at its option, on any dividend payment date, exchange in whole, but not in part, the then outstanding shares of preferred stock for 12 7/8% Senior Subordinated Debentures due October 15, 2007 which have provisions consistent with the provisions of the preferred stock. Adelphia Business Solutions may satisfy, and has to date satisfied, the dividend requirements on this preferred stock by issuing additional shares.

    13% Redeemable Exchangeable Preferred Stock

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

      Adelphia may, at its option, on any dividend payment date, exchange in whole or in part (subject to certain restrictions), the then outstanding shares of preferred stock for 13% Senior Subordinated Exchange Debentures due July 15, 2009 which have provisions consistent with the provisions of the preferred stock. Adelphia paid cash dividends on this preferred stock of $10,183, $9,750 and $19,500 during the year ended March 31, 1998, the nine months ended December 31, 1998 and the year ended December 31, 1999, respectively.

      No mandatory redemptions of redeemable preferred stock of Adelphia are required for the next five years as of December 31, 1999.

5.   Commitments and Contingencies:

      Adelphia rents office and studio space, tower sites, and space on utility poles under leases with terms which are generally less than one year or under agreements that are generally cancelable on short notice. Total rental expense under all operating leases aggregated $7,420, $8,054 and $27,713 for the year ended March 31, 1998, the nine months ended December 31, 1998 and the year ended December 31, 1999, respectively.

      In connection with certain obligations under franchise agreements, Adelphia obtains surety bonds guaranteeing performance to municipalities and public utilities. Payment is required only in the event of nonperformance. Management believes Adelphia has fulfilled all of its obligations such that no payments under surety bonds have been required.

      As of December 31, 1999, Adelphia has purchase commitments for certain digital convertors aggregating $105,000.

      Adelphia Business Solutions has entered into a series of agreements with several local and long-haul fiber optic network providers that will allow Adelphia Business Solutions to accelerate its national expansion. These agreements, totaling approximately $288,867, provide Adelphia Business Solutions with ownership or an IRU to over 25,000 route miles of local and long-haul fiber optic cable. Through December 31, 1999, Adelphia Business Solutions has paid $108,903 of the total due under the agreements, which was included in property, plant and equipment. Management of Adelphia Business Solutions believes this will allow it to expand its business strategy to include on-net provisioning of regional, local and long distance, internet and data communications and to cost-effectively further interconnect most of its 53 existing markets and to enter and interconnect approximately 150 new markets by the end of 2001.

      The estimated obligations under these arrangements as of December 31, 1999 are approximately:


                      Period ending December 31,
                          2000                                      $     149,911
                          2001                                             16,039
                          2002                                                453
                          2003                                                453
                          2004                                                453
                          Thereafter                                       12,655

      The cable television industry and Adelphia are subject to extensive regulation at the federal, state and local levels. Pursuant to the 1992 Cable Act, which significantly expanded the scope of regulation of certain subscriber rates and a number of other matters in the cable industry the FCC adopted rate regulations that establish, on a system-by-system basis, maximum allowable rates for (i) basic and cable programming services (other than programming offered on a per-channel or per-program basis), based upon a benchmark methodology, or, in the alternative, a cost of service showing, and (ii) associated equipment and installation services based upon cost plus a reasonable profit. Under the FCC rules, franchising authorities are authorized to regulate rates for basic services and associated equipment and installation services, and the FCC will regulate rates for regulated cable programming services in response to complaints filed with the agency. The original rate regulations became effective on September 1, 1993. Several amendments to the rate regulations have subsequently been added.

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

      In February 2000, the Company settled all disputes and claims arising out of a summons and complaint filed in the United States District Court for the Northern District of New York, Case Number 99-CV-268, against the Company by Hyperion Solutions Corporation ("Solutions"), which is described in the complaint as a company in the business of developing, marketing and supporting comprehensive computer software tools, executive information systems and applications that companies use to improve their business performance. The complaint alleged, among other matters, that the Company's use of the name "Hyperion" in its business infringed upon various trademarks and service marks of Solutions in violation of federal trademark laws and violated various New York business practices, advertising and business reputation laws. Management of the Company believes that the Company had meritorious defenses to the complaint and has vigorously defended this lawsuit including filing a counterclaim against Solutions. As part of the settlement, Solutions' complaint and the Company's counterclaim were dismissed with prejudice and both the Company and Solutions entered into mutual releases regarding the complaint and counterclaim. Management believes that this matter will not have a material adverse effect upon the Company.

      On or about March 10, 1999, Robert Lowinger, on behalf of himself and all others similarly situated (the "Plaintiff") commenced an action by filing a Class Action Complaint (the "Complaint") in the Superior Court of Connecticut, Judicial District of Stamford/Norwalk against Century, all of its directors, and Adelphia Communications Corporation ("Adelphia"). The Plaintiff, claiming that he owns shares of Class A Common Stock of Century, alleged that in connection with the proposed merger of Century with Adelphia, holders of Class B Common Stock of Century (which has superior voting rights to the Class A Common Stock of Century) will receive consideration for their shares that exceeds by $4.00 per share the consideration to be paid to Century's Class A shareholders resulting in the Century's Class B shareholders receiving approximately $170,000 more than if they held the equivalent number of the Century's Class A shares. The Plaintiff claimed that the individual defendants breached their fiduciary duties of loyalty, good faith, and due care to Century's Class A shareholders by approving the higher payment to Century's Class B shareholders and that Century and Adelphia aided and abetted these alleged breaches of fiduciary duty. The Plaintiff seeks certification of a class of Century's Class A shareholders and seeks recovery on behalf of himself and the class of unspecified damages, profits, and special benefits alleged to have been wrongfully obtained by the defendants, as well as all costs, expenses and attorney's fees. On October 21, 1999, Adelphia and Century filed motions to strike the Complaint, and several of the individual defendants moved to dismiss all counts in the Complaint against them for lack of personal jurisdiction over each of them. On January 3, 2000, the court dismissed all counts in the Complaint as to two of the individual defendants. On January 13, 2000, the court granted defendants' motions to strike and dismissed Plaintiff's complaint in its entirety for failure to state a claim upon which relief can be granted. The court entered judgment on February 16, 2000. To the Company's knowledge the Plaintiff has not filed an appeal in this action within the time provided by local court rules for the filing of an appeal.

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

      In December 1999, the Company entered into definitive agreements under which Cablevision Systems Corporation will sell its cable systems in the greater Cleveland metropolitan area to Adelphia for approximately $1,530,000 in cash and securities. As of December 31, 1999, these systems served approximately 307,350 basic subscribers. The transaction is subject to customary closing conditions and regulatory approval and is expected to close by mid-2000.

      Adelphia expects to close its October 1, 1999 direct placement of 2,500,000 shares of Adelphia Class B common stock with Highland Holdings, a general partnership controlled by the Rigas family, by mid-2000. The offering price is $55 per share, plus an interest factor.

      Adelphia and certain subsidiaries are defendants in several putative subscriber class action suits in state courts in Vermont, Pennsylvania and Mississippi initiated during 1999. The suits all challenge the propriety of late fees charged by the subsidiaries to customers who fail to pay for services in a timely manner. The suits seek injunctive relief and various formulations of damages under various claimed causes of action under various bodies of state law. These actions are in various stages of defense and, in one case, the Company was required to refund the late fees, however, Adelphia has appealed this decision. All of these actions are being defended vigorously. The outcome of these matters cannot be predicted at this time.

      During July 1999, Adelphia Business Solutions purchased the naming rights to the NFL Football Tennessee Titans stadium in Nashville, Tennessee. The term of the naming rights contract is for 15 years and requires Adelphia Business Solutions to pay $2,000 per year.

      There are no other material pending legal proceedings, other than routine litigation incidental to the business, to which Adelphia is a part of or which any of its property is subject.

6. Convertible Preferred Stock, Common Stock and Other Stockholders' Equity (Deficiency):

    Series C Convertible Preferred Stock

      On July 7, 1997, Adelphia issued 100,000 shares of 8 1/8% Series C Cumulative Convertible Preferred Stock with a par value of $.01 per share and an aggregate liquidation preference of $100,000 of which $80,000 was sold to a Rigas family affiliate and the remainder was sold to Telesat. The preferred stock accrues dividends at the rate of 8 1/8% of the liquidation preference per annum, and is convertible at $8.48 per share into an aggregate of 11,792,450 shares of Class A common stock of Adelphia. The preferred stock is redeemable at the option of Adelphia on or after August 1, 2000 at 104% of the liquidation preference declining to 100% of the liquidation preference in 2002. Adelphia paid cash dividends on this preferred stock of $4,605, $6,093 and $6,500 during the year ended March 31, 1998, the nine months ended December 31, 1998 and the year ended December 31, 1999, respectively. On January 29, 1999, Adelphia purchased from Telesat the 20,000 shares of Series C cumulative convertible preferred stock.

    Series D Convertible Preferred Stock

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

    Adelphia Common Stock Issued

      On June 20, 1997, Adelphia issued 3,571,428 shares of Class A common stock in connection with an acquisition (Note 1).

      On March 6, 1998, Adelphia issued 341,220 shares of Class A common stock in connection with exercising its option to purchase the remaining 15% of its Northeast Cable, Inc. system (Note 1).

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

      On September 30, 1998, Adelphia issued 2,250,000 shares of Class A common stock in connection with the acquisition of AT&T interests in SHHH, L.P. (Note
1).

      On January 14, 1999, Adelphia completed offerings totaling 8,600,000 shares of its Class A common stock. In those offerings, Adelphia sold 4,600,000 newly issued shares of Class A common stock to Goldman, Sachs & Co. at $43.25 per share and it also sold 4,000,000 shares of its Class A common stock at $43.25 per share to entities controlled by the Rigas family. Adelphia used the proceeds of approximately $372,000 from these offerings to repay subsidiary bank debt.

      On January 21, 1999, Adelphia issued 2,561,024 shares of Class A common stock in connection with the acquisition of Verto (Note 1).

      On April 28, 1999, Adelphia sold 8,000,000 shares of its Class A common stock to the public. Net proceeds of the offering, after deducting offering expenses, were approximately $485,500. Adelphia used the net proceeds to repay borrowings under subsidiary credit agreements, a portion of which the Company reborrowed to fund the acquisitions which closed on October 1, 1999.

      On October 1, 1999, Adelphia issued 47,800,000, 1,850,000 and 7,000,000 shares of Class A common stock in connection with the acquisitions of Century, the remaining 50% of the Citizens/Century Joint Venture and FrontierVision, respectively. (Note 1).

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

    Treasury Stock

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

    Adelphia Business Solutions Common Stock Issued

      On May 8, 1998, Adelphia Business Solutions completed an IPO of its Class A common stock ("ABIZ Stock"). As part of the offering, Adelphia purchased an incremental 3,324,001 shares of ABIZ Stock for $49,900 and converted indebtedness owed to the Company by Adelphia Business Solutions into 3,642,666 shares of ABIZ Stock. In addition, Adelphia purchased warrants issued by Adelphia Business Solutions to MCI Metro Access Transmission Services, Inc., and purchased shares of Adelphia Business Solutions Class B common stock from certain executive officers of Adelphia Business Solutions for a total purchase price of approximately $12,580 and $3,000, respectively. Additional net proceeds of $191,411 to Adelphia Business Solutions were received as a result of the sale of 12,500,000 shares of ABIZ Stock to the public. In a related transaction on June 5, 1998, Adelphia Business Solutions issued and sold 350,000 shares of its Class A common stock at the $16.00 IPO price pursuant to the underwriters' over allotment option in the IPO. As a result of the IPO, Adelphia's additional paid-in capital increased approximately $147,000 and minority interests increased approximately $45,000.

      On November 30, 1999, Adelphia Business Solutions issued and sold 8,750,000 shares of Class A common stock at a price to the public of $30.00 per share. Simultaneously with the closing of this transaction, Adelphia Business Solutions issued and sold 5,181,350 shares of its Class B common stock to Adelphia at a price equal to the public offering price less the underwriting discount for the Class A common stock (collectively "the Secondary Offering"). The Secondary Offering raised net proceeds of approximately $403,000 to continue the expansion of Adelphia Business Solutions' existing markets and to build new markets. At December 31, 1999, Adelphia owned approximately 60% of the Adelphia Business Solutions' outstanding common stock and approximately 88% of the total voting power. As a result of the Secondary Offering, Adelphia's additional paid-in-capital increased approximately $109,015 and minority interests increased approximately $144,000.

7.       Employee Benefit Plans:

    Savings Plan

      Adelphia has a 401(k) and stock value plan (the "Plan") which provides that eligible full-time employees may contribute from 2% to 16% of their pre-tax compensation subject to certain limitations. The Plan also provides for certain stock incentive awards on an annual basis. Adelphia makes matching contributions not exceeding 1.5% of each participant's pre-tax compensation. Adelphia's contributions amounted to $687, $605 and $1,732 for the year ended March 1998, the nine months ended December 31, 1998, and the year ended December 31, 1999, respectively.

    Adelphia Long-Term Incentive Compensation Plan

      On October 6, 1998, Adelphia adopted its 1998 Long-Term Incentive Compensation Plan (the "1998 Plan"). The 1998 Plan provides for the granting of
(i) options which qualify as "incentive stock options" within the meaning of
Section 422 of the Internal Revenue Code of 1986, as amended, (ii) options which do not so qualify, (iii) share awards (with or without restrictions on vesting),
(iv) stock appreciation rights and (v) stock equivalent or phantom units. The number of shares of Adelphia Class A common stock available for issuance under the 1998 Plan is 3,500,000. Options, awards and units may be granted under the 1998 Plan to directors, officers, employees and consultants of Adelphia. The 1998 Plan provides that incentive stock options must be granted with an exercise price of not less than the fair market value of the underlying Adelphia common stock on the date of the grant. Options outstanding under the Plan may be exercised by paying the exercise price per share through various alternative settlement methods. During 1999, Adelphia granted phantom units to certain management employees which represent compensation bonuses based on Adelphia Class A common stock performance. Such awards vest over three years from the date of grant. During the year ended December 31, 1999, Adelphia recorded compensation expense of $2,621 related to these grants.

         The following table summarizes Adelphia stock option activity as a result of the Century acquisition:


                                                                                    Weighted
                                                                   Number of         average
                                                                 shares subject   exercise price
                                                                   to options       per share
                                                              ----------------- ----------------
               Outstanding, December 31, 1998                               --     $         --
               Granted                                                 337,922            11.68
               Exercised                                                77,942            12.02
                                                              ----------------- ----------------
               Outstanding, December 31, 1999                          259,980     $      11.58
                                                              ================= ================

         The following table summarizes information about the Adelphia stock options outstanding and exercisable at December 31, 1999:


                                                           Weighted average   Weighted average
                                               Number         remaining        exercise price
                                               of shares   contractual life       per share
                  Exercise price per share                     (years)
               ------------------------------- ---------- ------------------- ------------------

                         $5.15 - $31.99          259,980         6.49              $ 11.58

    Adelphia Business Solutions Long-Term Incentive Compensation Plan

      On October 3, 1996, the Board of Directors and stockholders of Adelphia Business Solutions approved its 1996 Long-Term Incentive Compensation Plan (the "1996 Plan"). The 1996 Plan provides for the grant of (i) options which qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, (ii) options which do not so qualify, (iii) share awards (with or without restrictions on vesting), (iv) stock appreciation rights and (v) stock equivalent or phantom units. The number of shares of Adelphia Business Solutions' Class A common stock available for issuance initially was 5,687,500. Such number is to increase each year by 1% of outstanding shares of all classes of Adelphia Business Solutions' common stock, up to a maximum of 8,125,000 shares. Options, awards and units may be granted under the 1996 Plan to directors, officers, employees and consultants. The 1996 Plan provides the incentive stock options must be granted with an exercise price of not less than the fair market value of the underlying common stock on the date of grant. Options outstanding under the Plan may be exercised by paying the exercise price per share through various alternative settlement methods.

      In August 1999, Adelphia Business Solutions issued under the 1996 Plan to each of John J. Rigas, Michael J. Rigas, Timothy J. Rigas and James P. Rigas (i) stock options (the "Rigas Options") covering 100,000 shares of Adelphia Business Solutions' Class A common stock, which options will vest in equal one-third amounts on the third, fourth and fifth year anniversaries of grant (vesting conditioned on continued service as an employee or director) and which shall be exercisable at $16.00 per share and (ii) stock awards (the "Rigas Grants") covering 100,000 shares of Adelphia Business Solutions' Class A common stock, which stock awards will vest in equal one-third amounts on the third, fourth and fifth year anniversaries of grant (vesting conditioned on continued service as an employee or director).

         In addition to the Rigas Options, certain employees have been granted options to purchase shares of ABIZ Class A common stock at prices equal to the fair market value of the shares on the date the option was granted. Options are exercisable beginning from immediately after granting and have a maximum term of ten years...

      The following table summarizes stock option activity under Adelphia Business Solutions:


                                                                                   Weighted
                                                                  Number of         average
                                                                shares subject   exercise price
                                                                  to options       per share
               Outstanding, December 31, 1998                               --     $         --
               Granted                                                 600,417            15.13
                                                              ----------------- ----------------
               Outstanding, December 31, 1999                          600,417     $      15.13
                                                              ================= ================


         The following table summarizes information about Adelphia Business Solutions' stock options outstanding and exercisable at December 31, 1999:


                        Options outstanding                                         Options exercisable
                                    Weighted average   Weighted average               Weighted average      Weighted
                         Number        remaining        exercise price     Number         remaining         average
  Exercise price per    of shares   contractual life       per share      of shares   contractual life      exercise
        share                           (years)                                            (years)          price per
                                                                                                              share

----------------------- ---------- ------------------- ------------------ ---------- -------------------- ---------------

    $ 12.125 - $ 16.00    600,417         5.2               $ 15.13         200,417          6.3             $ 13.38

         SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") requires the Company to disclose pro forma information regarding option grants made to its employees. SFAS 123 specifies certain valuation techniques that produce estimated compensation charges that are included in the pro forma results below. These amounts have not been reflected in the Company's statement of operations, because Adelphia applies the provisions of APB 25, "Accounting for Stock Issued to Employees," which specifies that no compensation charge arises when the exercise price of the employees' stock options equals or exceeds the market value of the underlying stock at the grant date, as in the case of options granted to Adelphia employees.

         SFAS 123 pro forma numbers are as follows:


                                                                                      Year Ended
                                                                                     December 31,
                                                                                         1999

                                                                                    ----------------
        Net loss-as reported                                                       $      (282,493)
        Net loss-Pro forma applying SFAS 123                                              (284,827)
        Basic and diluted net loss per common share-as reported under ABP 25                 (3.88)
        Basic and diluted net loss per common share-pro forma under SFAS 123                 (3.91)


         Under SFAS 123, the fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:


                                                                                         Employee
                                                                                      Stock Options

                                                                                        Year Ended
                                                                                       December 31,
                                                                                           1999

                                                                                      ---------------
         Expected dividend yield                                                             0%
         Risk-free interest rate                                                          6.93%
         Expected volatility                                                                50%
         Expected life (in years)                                                          5.2

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because Adelphia Business Solutions' employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of Adelphia Business Solutions' options.

         In addition to the stock options and Rigas Grants, Adelphia Business Solutions issued 58,500 shares of Adelphia Business Solutions' Class A common stock to certain employees for both the year ended March 31,1998 and the nine months ended December 31,1998 resulting in the recognition of $27 and $761 of compensation expense, respectively.

8.  Taxes on Income:

      Adelphia and its corporate subsidiaries file federal income tax returns, which include their share of the subsidiary partnerships and joint venture partnership results of operations. At December 31, 1999, Adelphia and its corporate subsidiaries had net operating loss carryforwards for federal income tax purposes of approximately $2,000,000 expiring through 2019. Depreciation and amortization expense differs for tax and financial statement purposes due to the use of prescribed periods rather than useful lives for tax purposes and also as a result of differences between tax basis and book basis of certain acquisitions.

      The tax effects of significant items comprising Adelphia's net deferred tax liability are as follows:


                                                                                December 31,
                                                                             1998         1999
                                                                         ------------ --------------
                    Deferred tax liabilities:
                      Differences between book and tax basis of
                        property, plant and equipment and
                        intangible assets                                $   251,289  $  2,738,740
                                                                         ------------ --------------

                    Deferred tax assets:
                      Tax credits and other assets                           102,472        23,911
                      Operating loss carryforwards                           478,488       855,377
                                                                         ------------ --------------
                                                                             580,960       879,288
                      Valuation allowance                                   (439,280)     (253,645)
                                                                         ------------ --------------

                          Subtotal                                           141,680       625,643
                                                                         ------------ --------------

                      Net deferred tax liability                         $   109,609  $  2,113,097
                                                                         ============ ==============

      The net change in the valuation allowance from operations for the nine months ended December 31, 1998 and the year ended December 31, 1999 was an increase of $31,220 and $71,133, respectively. There was also a decrease in the valuation allowance of $256,768 due to acquisitions during the period ended December 31, 1999.

      Income tax benefit is as follows:

                                                                         Nine Months
                                                             Year Ended     Ended       Year Ended
                                                             March 31,   December 31,   December 31,
                                                                1998         1998          1999
                                                            ------------ ------------ --------------
                    Current                                 $      (699) $        60  $     (1,950)
                    Deferred                                      6,305        6,742         16,443
                                                            ------------ ------------ --------------

                          Total                             $     5,606  $     6,802  $      14,493
                                                            ============ ============ ==============


      A reconciliation of the statutory federal income tax rate and Adelphia's effective income tax rate is as follows:


                                                                         Nine Months
                                                            Year Ended      Ended      Year Ended

                                                             March 31,   December 31,  December 31,
                                                               1998          1998          1999
                                                            ------------ ------------- -------------
                  Statutory federal income tax rate               35%          35%          35%
                  Change in federal valuation allowance          (30)         (26)         (23)
                  Preferred stock dividends of subsidiaey         (3)          (6)          (5)
                  State taxes, net of federal benefit             (2)           1           --
                  Goodwill                                        --           --           (2)
                  Other                                            3            2            1
                                                            ------------ ------------- -------------
                  Effective income tax rate                        3%           6%           6%
                                                            ============ ============= =============


9.   Disclosures about Fair Value of Financial Instruments:

      Included in Adelphia's financial instrument portfolio are cash, U.S. government securities, investments in marketable securities,fixed and variable rate notes payable to banks and institutions, debentures, redeemable preferred stock and interest rate swaps, caps and collars. The carrying values of variable rate notes payable to banks and institutions and investments in marketable securities approximate their fair values at December 31, 1998 and 1999. The carrying value of the fixed rate notes payable to banks and institutions publicly traded notes, debentures and redeemable preferred stock at December 31, 1998 and 1999 were $2,657,861 and $6,604,376, respectively. At December 31, 1998 and 1999, the fair value exceeded the carrying value by $139,970 and $21,035, respectively. At December 31, 1998, Adelphia would have been required to pay approximately $27,227 to settle its interest rate swap and cap agreements, representing the excess of carrying cost over fair value of these agreements. At December 31, 1999, Adelphia would have received approximately $6,603 to settle its interest rate swap, cap and collar agreements, representing the excess of fair value over carrying values of these agreements. The fair values of the debt, redeemable preferred stock and interest rate swaps, caps and collars were based upon quoted market prices of similar instruments or on rates available to Adelphia for instruments of the same remaining maturities.

10.      Business Segment Information:

      Refer to Item 6 of this Annual Report on Form 10-K for information regarding business segments as of and for the year ended March 31, 1998, as of and for the nine months ended December 31, 1998 and as of and for the year ended December 31, 1999.

11.   Other Related Party Transactions:

      Adelphia currently manages cable television systems which are principally owned by limited partnerships in which certain of Adelphia's principal shareholders who are executive officers have equity interests.

      Adelphia has agreements with Olympus and the Managed Partnerships which provide for the payment of fees to Adelphia. The aggregate fee revenues from Olympus and the Managed Partnerships amounted to $3,960, $2,022 and $5,033 for the year ended March 31, 1998, the nine months ended December 31, 1998 and the year ended December 31, 1999, respectively. In addition, Adelphia was reimbursed by Olympus and the Managed Partnerships for allocated corporate costs of $6,436, $7,548 and $7,785 for the year ended March 31, 1998, the nine months ended December 31, 1998 and the year ended December 31, 1999, respectively, which have been recorded as a reduction of selling, general and administrative expenses. After October 1, 1999, any fees received from Olympus eliminate in Adelphia's consolidation.

      Interest expense - net includes interest income from affiliates for long term borrowings of $7,129, $5,221 and $41,148 for the year ended March 31, 1998, the nine months ended December 31, 1998 and the year ended December 31, 1999, respectively, and for short term borrowings of $9,340, $9,339 and $15,571 for the year ended March 31, 1998, the nine months ended December 31, 1998 and the year ended December 31, 1999, respectively.

      At March 31, 1998, Adelphia had interest rate swaps with affiliates for a notional amount of $175,000, which expired during the nine months ended December 31, 1998. The net effect of these interest rate swaps was to increase interest expense by $128 and $2,049 for the year ended March 31, 1998 and the nine months ended December 31, 1998, respectively.

      During the years ended March 31, 1998, the nine months ended December 31, 1998 and the year ended December 31, 1999, Adelphia paid $2,485, $3,422 and $11,227, respectively, to entities owned by certain shareholders of Adelphia primarily for property, plant and equipment and services that management of the Company believes are at market rates.

12.   Quarterly Financial Data (Unaudited):

      The following tables summarize the financial results of Adelphia for each of the quarters in the nine months ended December 31, 1998 and the year ended December 31, 1999. In the opinion of management, such financial results reflect all adjustments (consisting only of normal and recurring adjustments) necessary to fairly present the data for such interim period.


                                                                                  Three Months Ended
                                                                           June 30   September 30  December 31
                                                                        ------------ ------------ -------------
Nine Months  Ended December 31, 1998:
Revenues                                                                $   141,791  $   165,922  $   188,301
                                                                        ------------ ------------ -------------

Operating expenses:
    Direct operating and programming                                         48,738       56,595       62,630
    Selling, general and administrative                                      29,111       33,043       45,095
    Depreciation and amortization                                            38,559       46,083       56,181
                                                                        ------------ ------------ -------------
        Total                                                               116,408      135,721      163,906
                                                                        ------------ ------------ -------------

Operating income                                                             25,383       30,201       24,395
                                                                        ------------ ------------ -------------

Other income (expense):
    Priority investment income from Olympus                                  12,000       12,000       12,000
    Interest expense - net                                                  (59,780)     (59,852)     (60,820)
    Equity in loss of Olympus and other joint ventures                      (18,316)     (14,803)     (15,772)
    Equity in loss of Adelphia Business Solutions joint ventures             (3,190)      (2,614)      (3,776)
    Minority interest in losses of subsidiaries                               5,460        8,543       11,769
    Adelphia Business Solutions preferred stock dividends                    (6,946)      (7,166)      (7,424)
    Other income                                                              1,000          113           --
                                                                        ------------ ------------ -------------

        Total                                                               (69,772)     (63,779)     (64,023)
                                                                        ------------ ------------ -------------

Loss before income taxes and extraordinary loss                             (44,389)     (33,578)     (39,628)
Income tax benefit (expense)                                                  5,614         (852)       2,040
                                                                        ------------ ------------ -------------

Loss before extraordinary loss                                              (38,775)     (34,430)     (37,588)
Extraordinary loss on early retirement of debt                               (2,604)      (1,733)          --
                                                                        ------------ ------------ -------------

Net loss                                                                    (41,379)     (36,163)     (37,588)
Dividend requirements applicable to preferred stock                          (6,906)      (6,906)      (6,906)
                                                                        ------------ ------------ -------------

Net loss applicable to common stockholders                              $   (48,285) $   (43,069) $   (44,494)
                                                                        ============ ============ =============

Basic and diluted loss per weighted average share of common stock
   before extraordinary loss                                            $     (1.48) $     (1.16) $     (1.06)

Basic and diluted extraordinary loss per weighted average share on
   early retirement of debt                                                   (0.08)       (0.05)          --
                                                                        ------------ ------------ -------------
Basic and diluted net loss per weighted average share of common stock   $     (1.56) $     (1.21) $     (1.06)
                                                                        ============ ============ =============

Weighted average shares of common stock outstanding (in thousands)           30,988       35,533       42,093
                                                                        ============ ============ =============



                                                                              Three Months Ended
                                                                 March 31     June 30   September 30  December 31
                                                              ------------ ------------ ------------ -------------
Year Ended December 31, 1999:
Revenues                                                      $   201,604  $   218,786  $   232,305  $   635,273
                                                              ------------ ------------ ------------ -------------

Operating expenses:
    Direct operating and programming                               67,295       72,635       79,623      213,059
    Selling, general and administrative                            49,111       61,616       75,303      154,549
    Depreciation and amortization                                  56,815       63,736       65,639      184,646
    Merger and integration costs                                       --           --           --        4,736
                                                              ------------ ------------ ------------ -------------
        Total                                                     173,221      197,987      220,565      556,990
                                                              ------------ ------------ ------------ -------------

Operating income                                                   28,383       20,799       11,740       78,283
                                                              ------------ ------------ ------------ -------------

Other income (expense):
    Priority investment income from Olympus                        12,000       12,000       12,000           --
    Interest expense - net                                        (67,464)     (52,215)     (51,961)    (187,945)
    Equity in loss of Olympus and other joint ventures            (14,861)     (23,074)     (22,305)        (378)
    Equity in loss of Adelphia Business Solutions joint
       ventures                                                    (3,803)     (3,291)         (246)        (418)
    Minority interest in losses of subsidiaries                    12,914       13,146       12,755         (116)
    Adelphia Business Solutions preferred stock dividends          (7,619)      (7,860)      (8,108)      (8,586)
    Other                                                           2,354           --           --         (489)
                                                              ------------ ------------ ------------ -------------

        Total                                                    (66,479)      (61,294)     (57,865)    (197,932)
                                                              ------------ ------------ ------------ -------------

Loss before income taxes and extraordinary loss                   (38,096)     (40,495)     (46,125)    (119,649)
Income tax (expense) benefit                                        2,897        1,149        3,580        6,867
                                                              ------------ ------------ ------------ -------------

Loss before extraordinary loss                                    (35,199)     (39,346)     (42,545)    (112,782)
Extraordinary loss on early retirement of debt, net of income
   taxes                                                           (8,589)      (1,438)          --         (631)
                                                              ------------ ------------ ------------ -------------

Net loss                                                          (43,788)     (40,784)     (42,545)    (113,413)
Dividend requirements applicable to preferred stock                (6,500)      (6,500)     (14,332)     (14,631)
                                                              ------------ ------------ ------------ -------------

Net loss applicable to common stockholders                    $   (50,288) $   (47,284) $   (56,877) $  (128,044)
                                                              ============ ============ ============ =============

Basic and diluted loss per weighted average share of common
   stock before extraordinary loss                            $     (0.80) $     (0.79) $     (0.95) $     (1.05)

Basic and diluted extraordinary loss per weighted average
   share on early retirement of debt                                (0.17)      (0.02)           --           --

                                                              ------------ ------------ ------------ -------------
Basic and diluted net loss per weighted average share of
   common stock                                               $     (0.97) $    (0.81)  $    (0.95)  $     (1.05)
                                                              ============ ============ ============ =============

Weighted average shares of common stock outstanding (in
   thousands)                                                      52,019       58,141       60,163      121,769
                                                              ============ ============ ============ =============

13.      Subsequent Events:

      The Company has entered into a definitive agreement under which Prestige Communications of NC, Inc. will sell its cable systems in Virginia, North Carolina and Maryland to Adelphia for approximately $700,000. These systems serve approximately 120,000 basic subscribers. This transaction is subject to customary closing conditions and regulatory approval and is expected to close by mid-2000.

      Subsequent to December 31, 1999, certain subsidiaries and affiliates of Adelphia have received commitments and subscriptions for a new $2,500,000 bank credit facility. This bank credit facility will consist of both a reducing revolving credit portion and a term loan portion and is expected to close in April 2000.

      On January 21, 2000, Adelphia closed the April 9, 1999 direct placement of $375,000 of Adelphia Class B common stock with Highland Holdings, a general partnership controlled by the Rigas family.

ITEM  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS  ON ACCOUNTING AND
           FINANCIAL  DISCLOSURE

            None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information set forth above in Part I under the caption "Executive Officers of the Registrant" is incorporated herein by reference. The other information required by this item is incorporated herein by reference to the information set forth under the caption "Election of Directors - Description of Board of Directors"; the information set forth under the caption "Election of Directors - Nominee for Election by Holders of Class A Common Stock"; the information set forth under the caption "Election of Directors - Nominees for Election by Holders of Class A Common Stock and Class B Common Stock"; and the information, if any, under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," in the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or by reference to a filing amending this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

      The information required by this item is incorporated herein by reference to the information set forth under the caption "Executive Compensation" in the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or by reference to a filing amending this Annual Report on Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this item is incorporated herein by reference to the information set forth under the caption "Principal Stockholders" in the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or by reference to a filing amending this Annual Report on Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is incorporated herein by reference to the information set forth under the caption "Certain Transactions" in the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or by reference to a filing amending this Annual Report on Form 10-K.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      Financial statements, schedules and exhibits not listed have been omitted where the required information is included in the consolidated financial statements or notes thereto, or is not applicable or required.

(a)(1) A listing of the consolidated financial statements, notes and independent auditors' report required in Item 8 are listed in the index in Item 8 of this Report on Form 10-K.

(2)   Financial statement schedules:
         The following are included in this Report:
                Schedule I  -- Condensed Financial Information of the Registrant
                Schedule II -- Valuation and Qualifying Accounts

(3) Exhibits


 Exhibit No.                    Description

    2.01     Agreement and Plan of Merger by and among Adelphia Communications
             Corporation, Adelphia Acquisition Subsidiary, Inc., and Century
             Communications Corp., dated as of March 5, 1999 (Incorporated herein by reference is Exhibit 2.01 to the Registrant's Current
             Report on Form 8-K for the event dated February 22, 1999.) (File
             No. 0-16014).

    2.02     Purchase Agreement, dated as of February 22, 1999, among
             FrontierVision Partners, L. P., FVP GP, L. P., and certain direct and indirect Limited Partners of FrontierVision Partners, L. P., as sellers, and Adelphia Communications Corporation, as buyer
             (Incorporated herein by reference is Exhibit 2.02 to the Registrant's Current Report on Form 8-K for the event dated
             February 22, 1999.) (File No. 0-16014).

    2.03     Stock Purchase Agreement dated April 9, 1999 between Adelphia
             Communications Corporation and the shareholders of Harron
             Communications Corp. (Incorporated herein by reference is Exhibit
             2.01 to the Registrant's Current Report on Form 8-K for the event dated April 9, 1999.) (File No. 0-16014).

    2.04 First Amendment to Agreement and Plan of Merger dated as of July 12, 1999 with respect to merger with Century Communications
             Corp. (Incorporated herein by reference is Exhibit 2.01 to the Registrant's Current Report on Form 8-K for the event dated July
             12, 1999.) (File No. 0-16014).

    2.05 Second Amendment to Agreement and Plan of Merger dated as of July 29, 1999 with respect to merger with Century Communications
             Corp. (Incorporated herein by reference is Exhibit 2.02 to the Registrant's Current Report on Form 8-K for the event dated July
             12, 1999.) (File No. 0-16014).

    3.01     Certificate of Incorporation of Adelphia Communications
             Corporation, as amended (Incorporated herein by reference is Exhibit 3.01 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.) (File No. 0-16014).

    3.02     Bylaws of Adelphia Communications Corporation, as amended
             (Incorporated herein by reference is Exhibit 3.02 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended
             September 30, 1999.) (File No. 0-16014).

    4.01     Certificate of Designations for 13% Series A and Series B
             Cumulative Exchangeable Preferred Stock (Contained in Exhibit 3.01 to the Registrant's Current Report on Form 8-K dated July 24, 1997, which is incorporated herein by reference.) (File No. 0-16014).

    4.02     Certificate of Designations for Series C Convertible Preferred
             Stock (Contained in Exhibit 3.01 to the Registrant's Current Report on Form 8-K dated July 24, 1997, which is incorporated herein by reference.) (File No. 0-16014).

    4.03     Form of Indenture, with respect to the Registrant's 13% Senior
             Subordinated Exchange Debentures due 2009, between the Registrant and the Bank of Montreal Trust Company (Contained in Exhibit 3.01 as Annex A to Registrant's Current Report on Form 8-K dated July
             24, 1997, which is incorporated herein by reference.) (File No.
             0-16014).

    4.04     Form of Certificate for 13% Cumulative Exchangeable Preferred
             Stock (Incorporated herein by reference is Exhibit 4.06 to the Registrant's Current Report on Form 8-K dated July 24, 1997.) (File
             No. 0-16014).

    4.05     Form of Certificate for Series C Convertible Preferred Stock
             (Incorporated herein by reference is Exhibit 4.07 to the Registrant's Current Report on Form 8-K dated July 24, 1997.) (File
             No. 0-16014).

    4.06 Indenture, dated as of January 13, 1999, with respect to the Registrant's 7-1/2% Senior Notes due 2004 and 7-3/4% Senior Notes due 2009, between the Registrant and the Bank of Montreal Trust
             Company (Incorporated by reference herein is Exhibit 4.03 to the Registrant's Current Report on Form 8-K filed on January 28, 1999.)
             (File No. 0-16014).

    4.07     Registration Rights Agreement between Adelphia Communications
             Corporation and the Initial Purchaser, dated January 13, 1999, regarding the Registrant's 7-1/2% Senior Notes due 2004 and 7-3/4%
             Senior Notes due 2009 (Incorporated by reference herein is Exhibit
             4.04 to the Registrant's Current Report on Form 8-K, filed on
             January 28, 1999.) (File No. 0-16014).

    4.08     Form of 7-1/2% Senior Note due 2004 (Contained in Exhibit 4.07).

    4.09     Form of 7-3/4% Senior Note due 2009 (Contained in Exhibit 4.07).

    4.10     Indenture dated as of March 2, 1999, with respect to Hyperion
             Telecommunications, Inc. 12% Senior Subordinated Notes due 2007, between Hyperion and the Bank of Montreal Trust Company
             (Incorporated by reference herein is Exhibit 4.01 to the Registrant's Current Report on Form 8-K filed on March 10, 1999.)
             (File No. 0-16014).

    4.11     Form of 12% Senior Subordinated Notes due 2007 (Contained in
             Exhibit 4.10).

    4.12     Registration Rights Agreement between Hyperion Telecommunications,
             Inc. and the Initial Purchasers, dated March 2, 1999, regarding
             Hyperion's 12% Senior Subordinated Notes due 2007 (Incorporated by reference herein is Exhibit 10.04 to the Registrant's Current
             Report on Form 8-K filed on March 10, 1999.) (File No. 0-16014).

    4.13 Base Indenture, dated as of April 28, 1999, with respect to the Registrant's Senior Indebtedness, between the Registrant and The
             Bank of Montreal Trust Company (Incorporated by reference herein is Exhibit 4.01 to the Registrant's Current Report on Form 8-K filed on April 28, 1999.) (File No. 0-16014).

    4.14     First Supplemental Indenture, dated as of April 28, 1999, to April
             28, 1999 Base Indenture, with respect to the Registrant's 7-7/8%
             Senior Notes due 2009, between the Registrant and The Bank of
             Montreal Trust Company (Incorporated by reference herein is Exhibit
             4.02 to the Registrant's Current Report on Form 8-K filed on April
             28, 1999.) (File No. 0-16014).

    4.15     Form of 7-7/8% Senior Note due 2009 (Contained in Exhibit 4.14).

    4.16     Second Supplemental Indenture, dated as of November 16, 1999, to
             April 28, 1999 Base Indenture, with respect to the Registrant's
             9-3/8% Senior Notes due 2009, between Harris Trust Company and the
             Registrant (Filed herewith.).

    4.17     Form of 9-3/8% Senior Note due 2009 (Contained in Exhibit 4.16.).

    4.18     Certificate of Designations with respect to the Registrant's
             5 1/2% Series D Convertible Preferred Stock (incorporated by reference herein is Exhibit 3.01 to the Current Report on Form 8-K of the Registrant for the event dated April 28, 1999.) (File No.
             0-16014).

   10.01 Class B Common Stockholders Agreement (Incorporated herein by reference is Exhibit 10.01 to Registration Statement No. 33-6974 on
             Form S-1.).

   10.02 Joinder to Class B Common Stockholders Agreement (Incorporated herein by reference is Exhibit 10.02 to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1994.) (File No.
             0-16014).

   10.03     Registration Rights Agreement and Amendment to Registration Rights
             Agreement (Incorporated herein by reference are Exhibit 10.02 to Registration Statement No. 33-6974 on Form S-1 and Exhibit 10.35 to
             Registration Statement No. 33-25121 on Form S-1.).

   10.04 Form of Management Agreement for Managed Companies (Incorporated herein by reference is Exhibit 10.04 to the Registrant's Annual
             Report on Form 10-K for fiscal year ended March 31, 1996.) (File
             No. 0-16014).

   10.05     Management Agreement - Montgomery Cablevision Associates, L.P.
             (Incorporated herein by reference is Exhibit 10.08 to Registration
             Statement No. 33-6974 on Form S-1.).

   10.06     Management Agreement - Adelphia Cablevision Associates of
             Radnor, L.P. (Incorporated herein by reference is Exhibit 10.09 to Registration Statement No. 33-6974 on Form S-1.).

   10.07     Business Opportunity Agreement (Incorporated herein by reference is
             Exhibit 10.13 to Registration Statement No. 33-3674 on Form S-1.).

   10.08*    Employment Agreement between the Company and John J. Rigas
             (Incorporated herein by reference is Exhibit 10.14 to Registration
             Statement No. 33-6974 on Form S-1.).

   10.09*    Employment Agreement between the Company and Timothy J. Rigas
             (Incorporated herein by reference is Exhibit 10.16 to Registration
             Statement No. 33-6974 on Form S-1.).

   10.10*    Employment Agreement between the Company and Michael J. Rigas
             (Incorporated herein by reference is Exhibit 10.17 to Registration
             Statement No. 33-6974 on Form S-1.).

   10.11*    Employment Agreement between the Company and James P. Rigas
             (Incorporated herein by reference is Exhibit 10.18 to Registration
             Statement No. 33-6974 on Form S-1.).

   10.12     Olympus Communications, L.P. ("Olympus") Second Amended and
             Restated Limited Partnership Agreement, dated as of February 28,
             1995 (Incorporated herein by reference is Exhibit 10.32 to the Registrant's Annual Report on Form 10-K for the fiscal year ended
             March 31, 1995.) File No. 0-16014).

   10.13     Revolving Credit Facility among Adelphia Cable Partners, L.P.,
             Southwest Florida Cable, Inc., West Boca Acquisition Limited
             Partnership and Toronto-Dominion (Texas), Inc., as Administrative
             Agent, dated May 12, 1995 (Incorporated herein by reference is Exhibit 10.03 to the Registrant's Current Report on Form 8-K dated
             June 30, 1995.) (File No. 0-16014).

   10.14     Credit Agreement, dated as of April 12, 1996, among Chelsea
             Communications, Inc., Kittanning Cablevision Inc., Robinson/Plum
             Cablevision L.P., the several banks and financial institutions parties thereto, and Toronto Dominion (Texas), Inc. as Administrative Agent (Incorporated herein by reference is Exhibit
             10.36 to Registrant's Current Report on Form 8-K dated June 3,
             1996.) (File No. 0-16014).

   10.15     Warrant Agreement dated as of April 15, 1996, by and among Hyperion
             Telecommunications, Inc. ("Hyperion," now known as Adelphia
             Business Solutions, Inc.) and Bank of Montreal Trust Company
             (Incorporated by reference is Exhibit 10.13 to Registration
             Statement No. 333-06957 on Form S-4 for Hyperion
             Telecommunications, Inc.).

   10.16 Warrant Registration Rights Agreement dated as of April 15, 1996, by and among Hyperion Telecommunications, Inc. and the Initial
             Purchasers (Incorporated by reference is Exhibit 10.14 to Registration Statement No. 333-06957 on Form S-4 for Hyperion
             Telecommunications, Inc.).

   10.17*    Hyperion Telecommunications, Inc. 1996 Long-Term Incentive
             Compensation Plan (Incorporated herein by reference is Exhibit
             10.17 to Hyperion Telecommunications, Inc.'s Registration Statement
             No. 333-13663 on Form S-1.).

   10.18     Registration Rights Agreement among Charles R. Drenning, Paul D.
             Fajerski, Randolph S. Fowler, Adelphia Communications Corporation and Hyperion Telecommunications, Inc. (Incorporated herein by reference is Exhibit 10.18 to Hyperion Telecommunications, Inc.'s
             Registration Statement No. 333-13663 on Form S-1.).

   10.19     Registration Rights Agreement between Adelphia Communications
             Corporation and Hyperion Telecommunications, Inc. (Incorporated herein by reference is Exhibit 10.19 to Hyperion
             Telecommunications, Inc.'s Registration Statement No. 333-13663 on
             Form S-1.).

   10.20 First Amendment to the Olympus Communications, L.P. Second Amended and Restated Limited Partnership Agreement, dated September 1, 1995
             (Incorporated herein by reference is Exhibit 10.33 to the Registrant's Annual Report on Form 10-K/A for the fiscal year ended
             March 31, 1996.) (File No. 0-16014).

   10.21 First Amendment to the Olympus Communications, L.P. Second Amended and Restated Limited Partnership Agreement, dated March 29, 1996
             (Incorporated herein by reference is Exhibit 10.34 to the Registrant's Annual Report on Form 10-K/A for the fiscal year ended
             March 31, 1996.) (File No. 0-16014).

   10.22 Second Amendment to the Olympus Communications, L.P. Second Amended and Restated Limited Partnership Agreement, dated June 27, 1996
             (Incorporated herein by reference is Exhibit 10.35 to the Registrant's Annual Report on Form 10-K/A for the fiscal year ended
             March 31, 1996.) (File No.0-16014).

   10.23     Extension Agreement dated as of January 8, 1997, among Hyperion
             Telecommunications, Inc., Adelphia Communications Corporation,
             Charles R. Drenning, Paul D. Fajerski, Randolph S. Fowler, and six
             Trusts named therein (Incorporated herein by reference is Exhibit
             10.04 to Adelphia Communications Corporation's Current Report on
             Form 8-K dated May 1, 1997.) (File No. 0-16014).

   10.24     Registration Rights Agreement among Adelphia Communications
             Corporation, Highland Holdings and Telesat Cablevision, Inc., dated
             July 7, 1997 (Incorporated herein by reference is Exhibit 10.04 to the Registrant's Current Report on Form 8-K dated July 24, 1997.)
             (File No. 0-16014).

   10.25     Series C Preferred Stock Purchase Agreement among Adelphia
             Communications Corporation, Highland Holdings and Telesat
             Cablevision, Inc., dated June 22, 1997 (Incorporated herein by reference is Exhibit 10.06 to the Registrant's Current Report on Form 8-K dated July 24, 1997.) (File No. 0-16014).

   10.26     Pledge Agreement between Hyperion and the Bank of Montreal Trust
             Company as Collateral Agent, dated as of August 27, 1997
             (Incorporated by reference herein is Exhibit 4.03 to Hyperion's
             Current Report on Form 8-K dated August 27, 1997.) (File No.
             0-21605).

   10.27     Pledge, Escrow and Disbursement Agreement, between Hyperion and th
             Bank of Montreal Trust Company dated as of August 27, 1997
             (Incorporated by reference herein to Exhibit 4.05 to Hyperion's
             Current Report on Form 8-K dated August 27, 1997.) (File No.
             0-21605).

   10.28     Purchase Agreement among Adelphia Communications Corporation and
             Salomon Brothers Inc. dated January 15, 1998 (Incorporated by reference herein is Exhibit 10.01 to the Registrant's Current
             Report on Form 8-K dated January 21, 1998.) (File No. 0-16014).

   10.29* Management Services Agreement dated as of April 10, 1998, between the Registrant and Hyperion Telecommunications, Inc. (Incorporated herein by reference is Exhibit 10.23 to Registration Statement No.
             333-48209 on Form S-1 filed by Hyperion Telecommunications, Inc.).

   10.30     Letter Agreement dated April 10, 1998, among Hyperion
             Telecommunications, Inc., the Registrant and MCImetro Access
             Transmission Services, Inc. (Incorporated herein by reference is Exhibit 10.24 to Registration Statement No. 333-48209 on Form S-1 filed by Hyperion Telecommunications, Inc.).

   10.31     Amendment to Registration Rights Agreement dated as of April
             15, 1998, between Hyperion Telecommunications, Inc. and the
             Registrant (Incorporated herein by reference is Exhibit 10.25 to Registration Statement No. 333-48209 on Form S-1 filed by Hyperion
             Telecommunications, Inc.).

   10.32     Letter Agreement dated as of April 9, 1998, between Hyperion
             Telecommunications, Inc. and the Registrant regarding the purchase of Hyperion's Class A Common Stock (Incorporated herein by reference is Exhibit 10.26 to Registration Statement No. 333-48209 on Form S-1 filed by Hyperion Telecommunications, Inc.).

   10.33     U.S. Underwriting Agreement dated May 4, 1998 among Hyperion
             Telecommunications, Inc. and the Representatives named therein
             (Incorporated herein by reference is Exhibit 10.01 to Hyperion
             Telecommunications, Inc.'s Current Report on Form 8-K dated June
             24, 1998.) (File No. 0-21605).

   10.34     International Underwriting Agreement dated May 4, 1998 among
             Hyperion Telecommunications, Inc. and the Representatives named therein (Incorporated herein by reference is Exhibit 10.02 to Hyperion Telecommunications, Inc.'s Current Report on Form 8-K dated June 24, 1998.) (File No. 0-21605).

   10.35     Warrant issued by Hyperion Telecommunications, Inc. to MCI dated
             May 8, 1998 (Incorporated herein by reference is Exhibit 10.03 to
             Hyperion Telecommunications, Inc.'s Current Report on Form 8-K dated June 24, 1998.) (File No. 0-21605).

   10.36     Warrant issued by Hyperion Telecommunications, Inc. to the
             Registrant dated June 5, 1998 (Incorporated herein by reference is Exhibit 10.04 to Hyperion Telecommunications, Inc.'s Current Report on Form 8-K dated June 24, 1998.) (File No. 0-21605).

   10.37     Purchase Agreement among Adelphia Communications Corporation and
             Barclays Capital, Inc. dated June 29, 1998 (Incorporated herein by reference is Exhibit 10.01 to the Registrant's Current Report on Form 8-K dated July 23, 1998.).

   10.38     U.S. Underwriting Agreement between the Registrant and the
             Representatives of the U.S. Underwriters named therein, dated
             August 12, 1998 (Incorporated herein by reference is Exhibit 10.01 to the Form 8-K of the Registrant for the event dated August 18, 1998.) (File No. 0-16014).

   10.39 International Underwriting Agreement between the Registrant and the Lead Managers of the Managers named therein, dated August 12, 1998 (Incorporated herein by reference is Exhibit 10.02 to the Form
             8-K of the Registrant for the event dated August 18, 1998.) (File
             No. 0-16014).

   10.40     Direct Purchase Agreement between the Registrant and  Highland
             Communications, L.L.C., dated August 12, 1998 (Incorporated herein by reference is Exhibit 10.03 to the Form 8-K of the Registrant for the event dated August 18, 1998.) (File No. 0-16014).

   10.41*    Adelphia Communications Corporation 1998 Long-Term Incentive
             Compensation Plan (Incorporated herein by reference is Exhibit A to the Registrant's Proxy Statement for the Annual Meeting of
             Stockholders on October 6, 1998.) (File No. 0-16014).

   10.42     Distribution Agreement dated as of August 31, 1998 among Syracuse
             Hilton Head Holdings, L.P., Adelphia Communications Corporation and
             SHHH Acquisition Corp. (Incorporated herein by reference is Exhibit
             10.05 to the Form 10-Q of the Registrant for the quarter ended
             September 30, 1998.) (File No. 0-16014).

   10.43 Second Amendment to Credit Agreement, dated as of April 12, 1996, among Chelsea Communications, Inc., Kittanning Cablevision Inc.,
             Robinson/Plum Cablevision L. P., the several banks and financial institutions parties thereto, and Toronto Dominion (Texas), Inc. as Administrative Agent (Incorporated herein by reference is Exhibit
             10.06 to the Form 10-Q of the Registrant for the quarter ended
             September 30, 1998.) (File No. 0-16014).

   10.44     Purchase Agreement among Adelphia Communications Corporation and
             Barclays Capital, Inc. (the "Initial Purchaser") dated November 6,
             1998 (Incorporated by reference herein is Exhibit 10.01 to the Registrant's Current Report on Form 8-K, filed January 28, 1999.)
             (File No. 0-16014).

   10.45     Purchase Agreement among Adelphia Communications Corporation and
             Salomon Smith Barney, Inc., Credit Suisse First Boston Corporation,
             Goldman Sachs & Co., Lehman Brothers, Inc. and NationsBank
             Montgomery Securities LLC (the "Initial Purchasers") dated January
             6, 1999 (Incorporated by reference herein is Exhibit 10.02 to the Registrant's Current Report on Form 8-K, filed January 28, 1999.)
             (File No. 0-16014).

   10.46     Credit Agreement, dated as of December 30, 1998, among Parnassos,
             L.P. as the Borrower, various financial institutions as the Lenders, the Bank of Nova Scotia as the Administrative Agent,
             Nationsbank, N.A. as the Documentation Agent, and TD Securities
             (USA) Inc. as the Syndication Agent (Incorporated by reference herein is Exhibit 10.03 to the Registrant's Current Report on Form
             8-K, filed January 28, 1999.) (File No. 0-16014).

   10.47     Registration Rights Agreement among Adelphia Communications
             Corporation, Doris Holdings, L.P. and Highland Holdings II dated
             January 14, 1999 (Incorporated by reference herein is Exhibit 10.04 to the Registrant's Current Report on Form 8-K, filed January 28,
             1999.) (File No. 0-16014).

   10.48     Underwriting Agreement dated January 11, 1999 between the
             Registrant and Goldman, Sachs & Co. (Incorporated by reference herein is Exhibit 1.01 to the Registrant's Current Report on Form
             8-K, filed January 13, 1999.) (File No. 0-16014).

   10.49 Purchase Agreement between the Registrant and Highland Holdings II dated January 11, 1999 (Incorporated by reference herein is Exhibit
             10.01 to the Registrant's Current Report on Form 8-K, filed January
             13, 1999.) (File No. 0-16014).

   10.50 Stock Purchase Agreement dated January 28, 1999 (Incorporated herein by reference is Exhibit 13 to Amendment No. 3 to Schedule
             13D filed February 8, 1999 on behalf of FPL Group, Inc.).

   10.51     Class B Voting Agreement, dated as of March 5, 1999, among Adelphia
             Communications Corporation, Leonard Tow, The Claire Tow Trust, and the Trust Created by Claire Tow under date of December 10, 1979
             (Incorporated herein by reference is Exhibit 10.01 to the Registrant's Current Report on Form 8-K for the event dated
             February 22, 1999.) (File No. 0-16014).

   10.52     Rigas Class B Voting Agreement , dated as of March 5, 1999, among
             Century Communications Corp., John Rigas, Michael Rigas, Timothy
             Rigas and James Rigas (Incorporated herein by reference is Exhibit
             10.02 to the Registrant's Current Report on Form 8-K for the event dated February 22, 1999.) (File No. 0-16014).

   10.53 Purchase Agreement between Hyperion Telecommunications, Inc. and the Initial Purchasers named therein, dated as of February 25, 1999, regarding Hyperion's 12% Senior Subordinated Notes due 2007
             (Incorporated herein by reference is Exhibit 10.03 to the Registrant's Current Report on Form 8-K for the event dated
             February 22, 1999.) (File No. 0-16014).

   10.54     Purchase Agreement between Hyperion Telecommunications, Inc. and
             Highland Holdings, dated as of February 25, 1999, regarding
             Hyperion's 12% Senior Subordinated Notes due 2007 (Incorporated herein by reference is Exhibit 10.05 to the Registrant's Current
             Report on Form 8-K for the event dated February 22, 1999.) (File
             No. 0-16014).

   10.55 Class B Common Stock Purchase Letter Agreement dated April 9, 1999 between Adelphia Communications Corporation and Highland Holdings
             (Incorporated herein by reference is Exhibit 10.01 to the Registrant's Current Report on Form 8-K for the event dated April
             9, 1999.) (File No. 0-16014).

   10.56     Class A Common Stock Underwriting Agreement among Adelphia
             Communications Corporation, Salomon Smith Barney Inc. and the other underwriters named therein, as representatives of the Underwriters, dated April 23, 1999 (Incorporated by reference herein is Exhibit
             1.01 to the Current Report on Form 8-K of the Registrant for the event dated April 28, 1999.) (File No. 0-16014).

   10.57     7-7/8% Senior Notes Underwriting Agreement among Adelphia
             Communications Corporation and Chase Securities Inc., as representative of the Underwriters, dated April 23, 1999
             (Incorporated by reference herein is Exhibit 1.02 to the Current
             Report on Form 8-K of the Registrant for the event dated April 28, 1999.) (File No. 0-16014).

   10.58 5-1/2% Series D Convertible Preferred Stock Underwriting Agreement among Adelphia Communications Corporation and Salomon Smith Barney
             Inc., as representative of the Underwriters, dated April 26, 1999
             (Incorporated by reference herein is Exhibit 1.03 to the Current
             Report on Form 8-K of the Registrant for the event dated April 28, 1999.) (File No. 0-16014).

   10.59 Indenture, dated as of February 26, 1997, between the Registrant and Bank of Montreal Trust Company with respect to the Registrant's
             9-7/8% Senior Notes Due 2007 (Incorporated herein by reference is
             Exhibit 4.01 to the Registrant's Current Report on Form 8-K dated
             May 1, 1997.) (File No. 0-16014).

   10.60     Indenture, dated as of April 15, 1996, between Hyperion
             Telecommunications, Inc. and Bank of Montreal Trust Company
             (Incorporated by reference is Exhibit 4.1 to Registration Statement
             No. 333-06957 on Form S-4 filed for Hyperion Telecommunications,
             Inc.).

   10.61 First Supplemental Indenture, dated as of September 11, 1996, between Hyperion Telecommunications, Inc. and Bank of Montreal
             Trust Company (Incorporated herein be reference is Exhibit 4.2 to Hyperion Telecommunications, Inc.'s Registration Statement No.
             333-12619 on Form S-3, formerly on Form S-1.).

   10.62     Indenture, dated as of November 12, 1996, between Olympus
             Communications, L.P., Olympus Capital Corporation and Bank of
             Montreal Trust Company (Incorporated herein by reference is Exhibit
             10.02 to the Registrant's Current Report on Form 8-K dated December
             16, 1996.) (File No. 0-16014).

   10.63     Indenture, dated as of August 27, 1997, with respect to Hyperion
             Telecommunications, Inc. ("Hyperion") 12-1/4% Senior Secured Notes due 2004, between Hyperion and the Bank of Montreal Trust Company
             (Incorporated herein by reference to Exhibit 4.01 to Hyperion's
             Current Report on Form 8-K dated August 27, 1997.) (File No.
             0-21605).

   10.64     Second Supplemental Indenture, dated as of August 27, 1997, between
             Hyperion and the Bank of Montreal Trust Company, regarding
             Hyperion's 13% Senior Discount Notes due 2003 (Incorporated by reference herein to Exhibit 4.06 to Hyperion's Current Report on Form 8-K dated August 27, 1997.) (File No. 0-21605).

   10.65 Indenture, dated as of September 25, 1997, with respect to the Registrant's 9-1/4% Senior Notes due 2002, between the Registrant and the Bank of Montreal Trust Company (Incorporated herein by reference is Exhibit 4.01 to the Registrant's Current Report on Form 8-K dated September 25, 1997.) (File No. 0-16014).

   10.66 Indenture, dated as of January 21, 1998, with respect to the Registrant's 8-3/8% Senior Notes due 2008, between the Registrant and the Bank of Montreal Trust Company (Incorporated by reference herein is Exhibit 4.01 to the Registrant's Current Report on Form
             8-K dated January 21, 1998.) (File No. 0-16014).

   10.67     First Supplemental Indenture, dated as of November 12, 1998, to
             January 1998 Indenture with respect to the Registrant's 8-3/8%
             Senior Notes due 2008, between the Registrant and the Bank of Montreal Trust Company (Incorporated by reference herein is Exhibit
             4.01 to the Registrant's Current Report on Form 8-K filed on
             January 28, 1999.) (File No. 0-16014).

   10.68     Registration Rights Agreement between Adelphia Communications
             Corporation and the Initial Purchaser, dated November 12, 1998, regarding the Registrant's 8-3/8% Senior Notes due 2008
             (Incorporated by reference herein is Exhibit 4.02 to the Registrant's Current Report on Form 8-K filed on January 28, 1999.)
             (File No. 0-16014).

   10.69     Registration Rights Agreement dated as of July 12, 1999, among
             Adelphia, the Century Class B Holders and Ms. Claire Tow
             (Incorporated herein by reference is Exhibit 10.01 to the Registrant's Current Report on Form 8-K for the event dated July
             12, 1999.) (File No. 0-16014).

   10.70     Tag-Along Rights Agreement dated as of July 12, 1999, among
             Adelphia, the Century Class B Holders, Ms. Claire Tow and the holders of Adelphia Class B Common Stock named therein
             (Incorporated herein by reference is Exhibit 10.02 to the Registrant's Current Report on Form 8-K for the event dated July
             12, 1999.) (File No. 0-16014).

   10.71     Purchase Agreement dated as of July 12, 1999, between Adelphia and
             Citizens Cable Company (Incorporated herein by reference is Exhibit
             10.03 to the Registrant's Current Report on Form 8-K for the event dated July 12, 1999.) (File No. 0-16014).

   10.72     Underwriting Agreement dated October 1, 1999 regarding the sale of
             6,000,000 shares of Class A common stock of Adelphia (Incorporated herein by reference is Exhibit 1.01 to the Registrant's Quarterly
             Report on Form 10-Q for the quarter ended September 30, 1999.)
             (File No. 0-16014).

   10.73     Stock Purchase Agreement dated October 1, 1999 between Adelphia
             Communications Corporation and Highland Holdings (Incorporated herein by reference is Exhibit 10.01 to the Registrant's Quarterly
             Report on Form 10-Q for the quarter ended September 30, 1999.)
             (File No. 0-16014).

   10.74 Bank Credit Facility dated May 6, 1999 among the Registrant, other borrowers and the lenders named therein (Incorporated herein by reference to Exhibit 10.01 to Current Report on Form 8-K for the event dated September 16, 1999 filed by Adelphia Communications
             Corporation.) (File No. 0-16014).

   10.75 Third Amendment to the Olympus Communications, L.P. Second Amended and Restated Limited Partnership Agreement, dated October 1, 1999
             (Incorporated herein by reference is Exhibit 3.8 to Form 10-K of Olympus for fiscal year ended December 31, 1999.) (File No.
             333-19327).

   10.76     Amended Credit Agreement, dated as of March 29, 1996, among
             Highland Video Associates L.P., Telesat Acquisition Limited
             Partnership, Global Acquisition Partners, L.P., the various financial institutions as parties thereto, Bank of Montreal as syndication agent, Chemical Bank as documentation agent, and the Bank of Nova Scotia as administrative agent (Incorporated herein by reference is Exhibit 10.37 to Adelphia Communications Corporation's
             Current Report on Form 8-K dated June 19, 1996.) (File No.0-16014).

   10.77     First Amendment, dated as of July 31, 1998 for the Amended and
             Restated Credit Agreement dated of as March 29, 1996 (Incorporated here in by reference is Exhibit 10.2 to Olympus' Form 8-K dated
             April 2,

              1999.) (File No. 333-19327).

   10.78     Redemption  Agreement  between Olympus  Communications,  LP and
             Cable GP, Inc., dated as of October 1, 1999 (Incorporated by reference herein is Exhibit 10.6 to Form 10-K of Olympus for fiscal year ended December 31, 1999.) (File No. 333-19327).

   10.79     Underwriting Agreement dated as of November 23, 1999 among Adelphia
             Business Solutions, Inc., Salomon Smith Barney Inc. and the several other Underwriters named therein (Incorporated herein by reference is Exhibit 1.01 to Adelphia Business Solutions' Form 8-K for the event dated November 23, 1999.) (File No. 0-21605).

   10.80     Stock Purchase Agreement dated November 23, 1999 between Adelphia
             Business Solutions, Inc. and Adelphia Communications Corporation
             (Incorporated herein by reference is Exhibit 10.01 to Adelphia
             Business Solutions' Form 8-K for the event dated November 23,
             1999.) (File No. 0-21605).

   10.81     Amended Bank Credit Facility (Incorporated by reference herein is
             Exhibit 10.1 to FrontierVision Operating Partners, L.P.'s and
             FrontierVision Capital Corporation's Registration Statement on Form
             S-1, Registration No. 333-9535.).

   10.82 Amendment No. 1 to Amended Bank Credit Facility (Incorporated by reference herein is Exhibit 10.14 to FrontierVision Operating
             Partners, L.P.'s and FrontierVision Capital Corporation's
             Registration Statement on Form S-1, Registration No. 333-9535.).

   10.83     Consent and Amendment No. 2 to Amended Bank Credit Facility
             (Incorporated by reference herein is Exhibit 10.15 to FrontierVision Operating Partners, L.P.'s and FrontierVision
             Capital Corporation's Quarterly Report on Form 10-Q, File No.
             333-9535 for the quarter ended September 30, 1996.).

   10.84     Amended Credit Facility (Incorporated by reference herein is
             Exhibit 10.18 to FrontierVision Holdings, L.P.'s and FrontierVision
             Holdings Capital Corporation's Annual Report on Form 10-K, File
             No. 333-36519 for the year ended December 31, 1997.).

   10.85     Indenture dated as of October 7, 1996, among FrontierVision
             Operating Partners, L.P., FrontierVision Capital Corporation and
             Colorado National Bank, as Trustee (Incorporated by reference herein is Exhibit 4.1 to FrontierVision Operating Partners, L.P.'s and FrontierVision Capital Corporation's Quarterly Report on Form
             10-Q, File No. 333-9535 for the quarter ended September 30, 1996.).

   10.86     Indenture dated as of September 19, 1997, among FrontierVision
             Holdings, L.P., FrontierVision Holdings Capital Corporation and
             U.S. Bank National Association d/b/a Colorado National Bank, as
             Trustee (Incorporated by reference herein is Exhibit 4.2 to FrontierVision Holdings, L.P.'s and FrontierVision Holdings Capital
             Corporation's Registration Statement on Form S-4, Registration No.
             333-36519.).

   10.87     Indenture dated as of December 9, 1998, among FrontierVision
             Holdings, L.P., FrontierVision Holdings Capital II Corporation and
             U.S. Bank National Association, as Trustee (Incorporated by reference herein is Exhibit 4.5 to FrontierVision Holdings, L.P.'s and FrontierVision Holdings Capital II Corporation's Registration
             Statement on Form S-4, Registration No. 333-75567.).

   10.88 Purchase Agreement dated as of December 2, 1998, by and among FrontierVision Holdings, L.P., FrontierVision Holdings Capital II
             Corporation and J.P. Morgan Securities, Inc. and Chase Securities
             Inc., as Initial Purchasers (Incorporated by reference herein is Exhibit 4.6 to FrontierVision Holdings, L.P.'s and FrontierVision
             Holdings Capital II Corporation's Registration Statement on Form
             S-4, Registration No. 333-75567.).

   10.89 Registration Rights Agreement dated as of December 9, 1998, by and among Frontier Vision Holdings, L.P., FrontierVision Holdings
             Capital II Corporation and J.P. Morgan Securities Inc., and Chase
             Securities, Inc., as Initial Purchasers (Incorporated by reference herein is Exhibit 4.7 to FrontierVision Holdings, L.P.'s and
             FrontierVision Holdings Capital II Corporation's Registration
             Statement on Form S-4, Registration No. 333-75567.).

   10.90     Indenture, dated as of November 15, 1988, by and between Century
             Communications Corp. ("Century," now known as Arahova
             Communications, Inc.) and the Bank of Montreal Trust Company, as
             Trustee (Filed as Exhibit 4(l) to Amendment No. 7 to Century's
             Registration Statement on Form S-1 (File No. 33-21394), which is incorporated herein by reference.).

   10.91 Indenture, dated as of October 15, 1991, by and between Century and the Bank of Montreal Trust Company, as Trustee (Filed as Exhibit
             4.2 to Amendment No. 2 to Century's Registration Statement on Form
             S-3 (File No. 33-33787), which is incorporated herein by reference.).

   10.92 First Supplemental Indenture, dated as of October 15, 1991, by and between Century and the Bank of Montreal Trust Company, as Trustee
             (Filed as Exhibit 7(2) to Century's current report on Form 8-K, dated October 17, 1991 and incorporated herein by reference.) (File
             No. 0-16899).

   10.93 Indenture, dated as of February 15, 1992, by and between Century and the Bank of America National Trust and Savings Association, as
             Trustee (Filed as Exhibit 4.3 to Amendment No. 2 to Century's
             Registration Statement on Form S-3 (File No. 33-33787), which is incorporated herein by reference.).

   10.94 First Supplemental Indenture, dated as of February 15, 1992, by and between Century and the Bank of America National Trust and Savings
             Association, as Trustee (Filed as Exhibit 4(t) to Century's Annual
             Report on Form 10-K for the fiscal year ended May 31, 1992 and incorporated herein by reference.) (File No. 0-16899).

   10.95 Second Supplemental Indenture, dated as of August 15, 1992, by and between Century and Bank of America National Trust and Savings
             Association, as Trustee (Filed as Exhibit 4(u) to Century's Annual
             Report on Form 10-K for the fiscal year ended May 31, 1992 and incorporated herein by reference.) (File No. 0-16899).

   10.96 Third Supplemental Indenture, dated as of April 1, 1993, by and between Century and Bank of America National Trust and Savings
             Association, as Trustee (Filed as Exhibit 4(v) to Century's Annual
             Report on Form 10-K for the fiscal year ended May 31, 1993 and incorporated herein by reference.) (File No. 0-16899).

   10.97 Fourth Supplemental Indenture, dated as of March 6, 1995, by and between Century and Bank of America National Trust and Savings
             Association, as Trustee (Filed as Exhibit 4(w) to Century's Annual
             Report on Form 10-K for the fiscal year ended May 31, 1995, and incorporated herein by reference.) (File No. 0-16899).

   10.98 Fifth Supplemental Indenture, dated as of January 23, 1997, by and between Century and First Trust of California, National
             Association, successor trustee to Bank of America National Trust and Savings Association, as Trustee (Filed as Exhibit 4.10 to
             Century's Annual Report on Form 10-K for the fiscal year ended May
             31, 1997, and incorporated herein by reference.) (File No.
             0-16899).

   10.99 Sixth Supplemental Indenture, dated as of September 29, 1997, between Century and First Trust of California, National
             Association, successor trustee to Bank of America National Trust and Savings Association, as Trustee (Filed as Exhibit 10.2 to
             Century's Quarterly Report on Form 10-Q for the quarterly period ended August 31, 1997, and incorporated herein by reference.) (File
             No. 0-16899).

   10.100 Seventh Supplemental Indenture dated as of November 13, 1997 between Century and First Trust of California, National
             Association, successor trustee to Bank of America National Trust and Savings Association, as Trustee (Filed as Exhibit 4.1 to
             Century's Quarterly Report on Form 10-Q for the quarterly period ended November 30, 1997, and incorporated herein by reference.)
             (File No. 0-16899).

   10.101    Eighth Supplemental Indenture dated as of December 10, 1997 between
             Century and First Trust of California, National Association, as
             Trustee (Incorporated by reference herein is Exhibit 4.13 to Form
             10-K of Century for fiscal year ended May 31, 1999.) (File No.
             0-16899).

   10.102    Indenture, dated as of January 15, 1998 between Century and First
             Trust of California, National Association, as Trustee (Filed as
             Exhibit 4 to Century's Registration Statement on Form S-4 (File No.
             333-47161), which is incorporated herein by reference.)
             (File No. 0-16899).

   10.103* Employment Agreement, dated as of January 1, 1997, between Century and Scott N. Schneider (Filed as Exhibit 10.4 to Century's Annual
             Report on Form 10-K for the fiscal year ended May 31, 1997, and incorporated herein by reference.) (File No. 0-16899).

   10.104*   1994 Stock Option Plan of Century (Filed as Exhibit 10(v)(3) to
             Century's Annual Report on Form 10-K for the fiscal year ended May
             31, 1995, and incorporated herein by reference.) (File No.
             0-16899).

   10.105    Amendment No. 1 to Management Agreement and Joint Venture Agreement
             (Century ML Venture), dated September 21, 1987, between Century
             Texas and ML Media Partners, L.P., a Delaware limited partnership
             (Filed as Exhibit 10(w) to Century's Annual Report on Form 10-K for the fiscal year ended May 31, 1989 and incorporated herein by reference.) (File No. 0-16899).

   10.106    Management Agreement and Joint Venture Agreement (Century-ML Radio
             Venture), dated as of February 15, 1989, between Century Texas and
             ML Media Partners, L.P., a Delaware limited partnership (Filed as
             Exhibit 10(x) to Century's Annual Report on Form 10-K for the fiscal year ended May 31, 1989 and incorporated herein by reference.) (File No. 0-16899).

   10.107    Credit Agreement dated as of April 15, 1997 among Citizens Century
             Cable Television Venture, Bank of America, National Trust and
             Savings Association, as Syndication Agent, and Societe General, as
             Agent, Corestates Bank, N.A., The First National Bank of Boston,
             LTCB Trust Company, and PNC Bank, National Association, as
             Co-Agents, and each of the bank parties thereto (Filed as Exhibit
             10.41 to Century's Annual Report on Form 10-K for the fiscal year ended May 31, 1997, and incorporated herein by reference.) (File
             No. 0-16899).

   10.108* Employment Agreement, dated as of January 1, 1997, between Century and Bernard P. Gallagher (Filed as Exhibit 10.1 to Century's
             Quarterly Report on Form 10-Q for the quarterly period ended August
             31, 1997, and incorporated herein by reference.) (File No.
             0-16899).

   10.109* Modification Agreement, dated as of June 1, 1998, between Century and Scott N. Schneider (Filed as Exhibit 10.44 to Century's Annual
             Report on Form 10-K for the fiscal year ended May 31, 1998 and incorporated by reference.) (File No. 0-16899).

   10.110* Modification Agreement, dated as of June 1, 1998, between Century and Bernard P. Gallagher (Filed as Exhibit 10.45 to Century's
             Annual Report on Form 10-K for the fiscal year ended May 31, 1998 and incorporated by reference.) (File No. 0-16899).

   10.111*   Employment Agreement, dated as of July 1, 1997, between Century and
             Leonard Tow (Filed as Exhibit 10.48 to Century's Annual Report on
             Form 10-K for the fiscal year ended May 31, 1998 and incorporated by reference.) (File No. 0-16899).

   10.112    Agreement and Plan of Merger, dated as of July 2, 1998, between
             Centennial Cellular Corp. and CCW Acquisition Corp (Filed as
             Exhibit 10.49 to Century's Annual Report on Form 10-K for the fiscal year ended May 31, 1998 and incorporated by reference.)
             (File No. 0-16899).

   10.113    Ninth Supplemental Indenture, dated as of October 1, 1999 between
             Arahova Communications, Inc. ("Arahova") and U.S. Bank Trust
             National Association (the "Trustee"), successor trustee to Bank of
             America National Trust and Savings Association, to the Indenture, dated as of February 15, 1992 between Century Communications Corp.
             and the Trustee (Incorporated herein by reference is Exhibit 4.01 to Form 10-Q for Arahova for the quarter ended November 30, 1999.)
             (File No. 0-16899).

   10.114    First Supplemental Indenture, dated as of October 1, 1999 between
             Arahova Communications, Inc. and U.S. Bank Trust National
             Association (the "Trustee"), to the Indenture, dated as of January
             15, 1998 between Century Communications Corp. and the Trustee
             (Incorporated herein by reference is Exhibit 4.02 to Form 10-Q for Arahova for the quarter ended November 30, 1999.) (File No.
             0-16899).

   10.115    Agreement of Limited Partnership of Century-TCI California
             Communications, L.P., dated as of December 7, 1999 (Filed herewith.).

   10.116    Credit Agreement dated as of December 3, 1999 among Century-TCI
             Califiornia, L.P., Certain Lenders, Societe Generale and Deutsche
             Bank Securities Inc., as Co-Syndication Agents, Salomon Smith
             Barney Inc. as Lead Arranger and Sole Book Manager, Mellon Bank,
             N.A. as Documentation Agent and Citibank, N.A. as Administrative
             Agent (Filed herewith.).

   10.117 Agreement and Plan of Reorganization dated as of December 8, 1999, by and among Cablevision of the Midwest, Inc., Cablevision of the Midwest Holding Co., Inc. Adelphia General Holdings II, Inc. and the Registrant. (Filed herewith.).

   10.118    Asset Purchase Agreement dated as of December 8, 1999, by and among
             Telerama, Inc., Cablevision of Cleveland, L.P. and the Registrant
             (Filed herewith)


   10.119    Revolving Credit and Term Loan Agreement dated as of October 5,
             1999, among Harron Communications Corp, the Subsidiary Guarantors named therein, and the Agents and Lenders named therein (Filed herewith.).

   10.120    Underwriting Agreement dated as of November 10, 1999, among the
             Underwriters and Representatives named therein and the Registrant, regarding the 9-3/8% Senior Notes due 2009 of the Registrant (Filed herewith.).

   10.121    Amendment No. 2 to Amended Credit Facility of FrontierVision
             Operating Partners, L.P., dated as of July 15, 1999 (Incorporated herein by reference is Exhibit 10.21 to Form 10-K of FrontierVision
             Holdings, L.P. for the year ended December 31, 1999) (File No.
             333-36519).

   21.01     Subsidiaries of the Registrant (Filed herewith.).

   23.01     Consent of Deloitte & Touche LLP (Filed herewith.).

   27.01     Financial Data Schedule (Filed herewith.).

   99.01     Material incorporated by reference into this Annual Report on Form
             10-K of the Olympus Communications, L.P. and Olympus Capital
             Corporation Form 10-K for the year ended December 31, 1998.



* Denotes management contracts and compensatory plans and arrangements required to be identified by Item 14(a)(3).


      The Registrant will furnish to the Commission upon request copies of instruments not filed herewith which authorize the issuance of long-term obligations of Registrant or its Subsidiaries not in excess of 10% of the Registrant's total assets on a consolidated basis.

(b) The Registrant filed Form 8-Ks dated September 30, October 1 (4 separate filings), October 25, November 23 and December 8, 1999, which reported information under Items 2, 5 and 7 thereof. No financial statements were filed with such Form 8-K reports, except that financial statements for acquired companies were filed under Item 7 in one at the Form 8-K reports dated October 1, 1999

(c) The Company hereby files as exhibits to this Annual Report on Form 10-K the exhibits set forth in Item 14(a)(3) hereof which are not incorporated by reference.

(d) The Company hereby files as financial statement schedules to this Annual Report on Form 10-K the financial statement schedules set forth in Item 14(a)(2) hereof.


                                             SCHEDULE I (Page 1 of 4)
                               ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                       Condensed Information as to the Financial Position of the Registrant
                                              (Dollars in thousands)
                                                                                            December 31,
                                                                                       1998              1999
                                                                                  ----------------  ---------------
ASSETS:

Investment in and net advances to cable television
  subsidiaries and related parties                                                $    1,123,615    $   6,878,819
Property and equipment - net                                                              28,889           26,854
Cash and cash equivalents                                                                    105              106
Other assets - net                                                                        67,346          372,678
                                                                                    --------------   --------------

          Total                                                                   $    1,219,955    $   7,278,457
                                                                                  ================  ===============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY):

Losses and distributions in excess of investments in and net advances
  to cable television subsidiaries                                                $      201,636    $     544,983
Parent debt                                                                            1,810,212        2,777,919
Other debt                                                                                 2,096            1,707
Accrued interest and other liabilities                                                    79,566           84,298
                                                                                  ----------------  ---------------
          Total liabilities                                                            2,093,510        3,408,907

Redeemable exchangeable preferred stock                                                  148,191          148,363

Stockholders' equity (deficiency) - see consolidated financial
  statements included herein for details                                              (1,021,746)       3,721,187
                                                                                    --------------   --------------

          Total                                                                   $    1,219,955    $   7,278,457
                                                                                  ================  ===============


           See notes to condensed financial information of the Registrant.


                                            SCHEDULE I (Page 2 of 4)
                              ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                          Condensed Information as to the Operations of the Registrant
                                             (Dollars in thousands)
                                                                                   Nine Months
                                                                     Year Ended       Ended        Year Ended
                                                                     March 31,     December 31,   December 31,
INCOME:                                                                 1998           1998           1999
                                                                   ----------------------------------------------
Income from subsidiaries and affiliates                            $      65,369  $      68,011  $      129,265
                                                                   -------------  -------------  --------------

EXPENSES:

Operating expenses and fees to subsidiaries                                2,144            316           2,037
Depreciation and amortization                                              7,408          4,106          11,480
Interest expense to subsidiaries and affiliates                           16,831         12,902          24,389
Interest expense to others                                               134,984        108,809         182,121
                                                                   -------------  -------------  --------------
          Total                                                          161,367        126,133         220,027
                                                                   -------------  -------------  --------------

Loss before gain on sale of investments, equity in
  net loss of subsidiaries and extraordinary items                       (95,998)       (58,122)        (90,762)

Gain on sale of investments                                                1,927             --           2,354
Equity in net loss of subsidiaries                                       (68,483)       (52,671)       (141,464)
                                                                   -------------  -------------  --------------
Loss before extraordinary loss                                          (162,554)      (110,793)       (229,872)
Extraordinary loss on early retirement of debt
  (net of income taxes of $7,200 in 1999)                                (11,325)        (4,337)        (10,658)
                                                                   -------------  -------------  --------------
Net loss                                                                (173,879)      (115,130)       (240,530)
Dividend requirements applicable to preferred stock                      (18,850)       (20,718)        (41,963)
                                                                   -------------  -------------  --------------
Net loss applicable to common stockholders                         $    (192,729) $    (135,848) $     (282,493)
                                                                   =============  =============  ==============










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

                                                                                    Nine Months
                                                                    Year Ended         Ended          Year Ended
                                                                     March 31,     December 31,      December 31,
                                                                       1998            1998              1999
                                                                  --------------- ---------------- ----------------
Cash flows from operating activities:

  Net loss                                                        $    (173,879)  $     (115,130)  $     (240,530)
    Adjustments to reconcile net loss to net cash (used for)
        provided by operating activities:

        Equity in net loss of subsidiaries                               68,483           52,671          141,464

        Gain on sale of investments                                      (1,927)              --           (2,354)

        Extraordinary loss on debt retirement                            11,325            4,337           10,658

        Depreciation and amortization                                     7,408            4,106           11,480

        Noncash interest expense                                          9,389              545          (2,792)

        Change in operating assets and liabilities:

           Other assets                                                   1,661           15,554           95,068

           Accrued interest and other liabilities                         2,814           22,062            9,858

                                                                  --------------- ---------------- ----------------
Net cash (used for) provided by operating activities                    (74,726)         (15,855)          22,852
                                                                  --------------- ---------------- ----------------

Cash flows from investing activities:
  Investments in and advances to subsidiaries
    and related parties - net                                          (539,459)        (664,629)      (2,801,906)
  Expenditures for property, plant and equipment                           (722)            (835)              --
  Proceeds from sale of investments                                      12,678               --            2,400

                                                                  --------------- ---------------- ----------------
Net cash used for investing activities                                 (527,503)        (665,464)      (2,799,506)
                                                                  --------------- ---------------- ----------------

Cash flows from financing activities:

  Proceeds from debt                                                    624,142          299,232        1,250,000
  Repayments of debt                                                   (232,421)         (70,488)        (279,891)
  Issuance of redeemable exchangeable preferred stock                   147,976               --               --
  Issuance of convertible preferred stock                                97,000               --               --
  Issuance of Adelphia Business Solutions Class A common stock               --          205,559          262,413
  Issuance of Class A common stock                                           --          275,880        1,215,999
  Issuance of Series D convertible preferred stock                           --               --          557,649
  Payments to acquire treasury stock                                         --               --         (149,401)
  Costs associated with issuance of Class A common stock                     --           (7,954)         (20,991)
  Preferred stock dividends paid                                        (14,787)         (15,843)         (41,898)
  Premium paid on early retirement of debt                              (12,153)          (2,095)          (5,603)
  Debt financing costs                                                   (7,522)          (2,970)         (11,622)

                                                                  --------------- ---------------- ----------------
Net cash provided by financing activities                               602,235          681,321        2,776,655
                                                                  --------------- ---------------- ----------------

Increase in cash and cash equivalents                                         6                2                1

Cash and cash equivalents, beginning of period                               97              103              105
                                                                  --------------- ---------------- ----------------

Cash and cash equivalents, end of period                          $         103   $          105   $          106
                                                                  =============== ================ ================

Supplemental disclosure of cash flow activity -
  Cash payments for interest                                      $     134,805   $       97,972   $      330,781
                                                                  =============== ================ ================

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

    1. Amounts advanced between Adelphia and related parties:

      Adelphia Communications Corporation ("Adelphia") has periodically advanced to and borrowed funds from subsidiaries and affiliates. Adelphia and its subsidiaries and affiliates charge interest on such amounts at rates ranging from 3% to 16% with principal due upon demand five years after December 31, 1999.

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


                                                        SCHEDULE II
                                    ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                             VALUATION AND QUALIFYING ACCOUNTS
                                                   (Dollars in thousands)

                                                 Balance at      Charged to                                      Balance
                                                  Beginning       Costs and     Deductions-                      at End
                                                  of Period       Expenses      Write-Offs      Acquisitions     of Period
                                               --------------  --------------  --------------  --------------  --------------
Year Ended March 31, 1998

Allowance for doubtful accounts                $      1,345    $      8,685    $      8,864    $         --    $      1,166

                                               ==============  ==============  ==============  ==============  ==============

Valuation allowance for deferred tax assets    $    359,285    $     48,775    $         --    $         --    $    408,060
                                               ==============  ==============  ==============  ==============  ==============

Nine Months Ended December 31, 1998

Allowance for doubtful accounts                $      1,166    $      8,765    $      7,078    $         --    $      2,853
                                               ==============  ==============  ==============  ==============  ==============

Valuation allowance for deferred tax assets    $    408,060    $     31,220    $         --    $         --    $    439,280
                                               ==============  ==============  ==============  ==============  ==============

Year Ended December 31, 1999

Allowance for doubtful accounts                $      2,853    $     12,642    $      1,097    $      3,398    $     17,796
                                               ==============  ==============  ==============  ==============  ==============

Valuation allowance for deferred tax assets    $    439,280    $     71,133    $         --    $   (256,768)   $    253,645
                                               ==============  ==============  ==============  ==============  ==============


                                                       SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                        ADELPHIA COMMUNICATIONS CORPORATION

March 30, 2000                                          By:     /s/ John J. Rigas
                                                              John J. Rigas,
                                                              Chairman, President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 30, 2000                                          /s/ John J. Rigas
                                                        John J. Rigas,
                                                        Director

March 30, 2000                                          /s/ Timothy J. Rigas
                                                        Timothy J. Rigas,
                                                        Executive Vice President, Chief Financial Officer,
                                                        Chief Accounting Officer, Treasurer and Director

March 30, 2000                                          /s/ Michael J. Rigas
                                                        Michael J. Rigas,
                                                        Executive Vice President, Operations and Director

March 30, 2000                                          /s/ James P. Rigas
                                                        James P. Rigas,
                                                        Executive Vice President, Strategic Planning and  Director

March 30, 2000                                          /s/ Peter L. Venetis
                                                        Peter L. Venetis,
                                                        Director

March 30, 2000                                          /s/ Dennis P. Coyle
                                                        Dennis P. Coyle,
                                                        Director

March 30, 2000                                          /s/ Pete J. Metros
                                                        Pete J. Metros,
                                                        Director

March 30, 2000                                          /s/ Perry S. Patterson
                                                        Perry S. Patterson,
                                                        Director

March 30, 2000                                          /s/ Leslie J. Gelber
                                                        Leslie J. Gelber,
                                                        Director

March 30, 2000                                          /s/ Erland E. Kailbourne
                                                        Erland E. Kailbourne,
                                                        Director

                                 EXHIBIT INDEX



 Exhibit No.                    Description

    2.01     Agreement and Plan of Merger by and among Adelphia Communications
             Corporation, Adelphia Acquisition Subsidiary, Inc., and Century
             Communications Corp., dated as of March 5, 1999 (Incorporated herein by reference is Exhibit 2.01 to the Registrant's Current
             Report on Form 8-K for the event dated February 22, 1999.) (File
             No. 0-16014).

    2.02     Purchase Agreement, dated as of February 22, 1999, among
             FrontierVision Partners, L. P., FVP GP, L. P., and certain direct and indirect Limited Partners of FrontierVision Partners, L. P., as sellers, and Adelphia Communications Corporation, as buyer
             (Incorporated herein by reference is Exhibit 2.02 to the Registrant's Current Report on Form 8-K for the event dated
             February 22, 1999.) (File No. 0-16014).

    2.03     Stock Purchase Agreement dated April 9, 1999 between Adelphia
             Communications Corporation and the shareholders of Harron
             Communications Corp. (Incorporated herein by reference is Exhibit
             2.01 to the Registrant's Current Report on Form 8-K for the event dated April 9, 1999.) (File No. 0-16014).

    2.04 First Amendment to Agreement and Plan of Merger dated as of July 12, 1999 with respect to merger with Century Communications
             Corp. (Incorporated herein by reference is Exhibit 2.01 to the Registrant's Current Report on Form 8-K for the event dated July
             12, 1999.) (File No. 0-16014).

    2.05 Second Amendment to Agreement and Plan of Merger dated as of July 29, 1999 with respect to merger with Century Communications
             Corp. (Incorporated herein by reference is Exhibit 2.02 to the Registrant's Current Report on Form 8-K for the event dated July
             12, 1999.) (File No. 0-16014).

    3.01     Certificate of Incorporation of Adelphia Communications
             Corporation, as amended (Incorporated herein by reference is Exhibit 3.01 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.) (File No. 0-16014).

    3.02     Bylaws of Adelphia Communications Corporation, as amended
             (Incorporated herein by reference is Exhibit 3.02 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended
             September 30, 1999.) (File No. 0-16014).

    4.01     Certificate of Designations for 13% Series A and Series B
             Cumulative Exchangeable Preferred Stock (Contained in Exhibit 3.01 to the Registrant's Current Report on Form 8-K dated July 24, 1997, which is incorporated herein by reference.) (File No. 0-16014).

    4.02     Certificate of Designations for Series C Convertible Preferred
             Stock (Contained in Exhibit 3.01 to the Registrant's Current Report on Form 8-K dated July 24, 1997, which is incorporated herein by reference.) (File No. 0-16014).

    4.03     Form of Indenture, with respect to the Registrant's 13% Senior
             Subordinated Exchange Debentures due 2009, between the Registrant and the Bank of Montreal Trust Company (Contained in Exhibit 3.01 as Annex A to Registrant's Current Report on Form 8-K dated July
             24, 1997, which is incorporated herein by reference.) (File No.
             0-16014).

    4.04     Form of Certificate for 13% Cumulative Exchangeable Preferred
             Stock (Incorporated herein by reference is Exhibit 4.06 to the Registrant's Current Report on Form 8-K dated July 24, 1997.) (File
             No. 0-16014).

    4.05     Form of Certificate for Series C Convertible Preferred Stock
             (Incorporated herein by reference is Exhibit 4.07 to the Registrant's Current Report on Form 8-K dated July 24, 1997.) (File
             No. 0-16014).

    4.06 Indenture, dated as of January 13, 1999, with respect to the Registrant's 7-1/2% Senior Notes due 2004 and 7-3/4% Senior Notes due 2009, between the Registrant and the Bank of Montreal Trust
             Company (Incorporated by reference herein is Exhibit 4.03 to the Registrant's Current Report on Form 8-K filed on January 28, 1999.)
             (File No. 0-16014).

    4.07     Registration Rights Agreement between Adelphia Communications
             Corporation and the Initial Purchaser, dated January 13, 1999, regarding the Registrant's 7-1/2% Senior Notes due 2004 and 7-3/4%
             Senior Notes due 2009 (Incorporated by reference herein is Exhibit
             4.04 to the Registrant's Current Report on Form 8-K, filed on
             January 28, 1999.) (File No. 0-16014).

    4.08     Form of 7-1/2% Senior Note due 2004 (Contained in Exhibit 4.07).

    4.09     Form of 7-3/4% Senior Note due 2009 (Contained in Exhibit 4.07).

    4.10     Indenture dated as of March 2, 1999, with respect to Hyperion
             Telecommunications, Inc. 12% Senior Subordinated Notes due 2007, between Hyperion and the Bank of Montreal Trust Company
             (Incorporated by reference herein is Exhibit 4.01 to the Registrant's Current Report on Form 8-K filed on March 10, 1999.)
             (File No. 0-16014).

    4.11     Form of 12% Senior Subordinated Notes due 2007 (Contained in
             Exhibit 4.10).

    4.12     Registration Rights Agreement between Hyperion Telecommunications,
             Inc. and the Initial Purchasers, dated March 2, 1999, regarding
             Hyperion's 12% Senior Subordinated Notes due 2007 (Incorporated by reference herein is Exhibit 10.04 to the Registrant's Current
             Report on Form 8-K filed on March 10, 1999.) (File No. 0-16014).

    4.13 Base Indenture, dated as of April 28, 1999, with respect to the Registrant's Senior Indebtedness, between the Registrant and The
             Bank of Montreal Trust Company (Incorporated by reference herein is Exhibit 4.01 to the Registrant's Current Report on Form 8-K filed on April 28, 1999.) (File No. 0-16014).

    4.14     First Supplemental Indenture, dated as of April 28, 1999, to April
             28, 1999 Base Indenture, with respect to the Registrant's 7-7/8%
             Senior Notes due 2009, between the Registrant and The Bank of
             Montreal Trust Company (Incorporated by reference herein is Exhibit
             4.02 to the Registrant's Current Report on Form 8-K filed on April
             28, 1999.) (File No. 0-16014).

    4.15     Form of 7-7/8% Senior Note due 2009 (Contained in Exhibit 4.14).

    4.16     Second Supplemental Indenture, dated as of November 16, 1999, to
             April 28, 1999 Base Indenture, with respect to the Registrant's
             9-3/8% Senior Notes due 2009, between Harris Trust Company and the
             Registrant (Filed herewith.).

    4.17     Form of 9-3/8% Senior Note due 2009 (Contained in Exhibit 4.16.).

    4.18     Certificate of Designations with respect to the Registrant's
             5 1/2% Series D Convertible Preferred Stock (incorporated by reference herein is Exhibit 3.01 to the Current Report on Form 8-K of the Registrant for the event dated April 28, 1999.) (File No.
             0-16014).

   10.01 Class B Common Stockholders Agreement (Incorporated herein by reference is Exhibit 10.01 to Registration Statement No. 33-6974 on
             Form S-1.).

   10.02 Joinder to Class B Common Stockholders Agreement (Incorporated herein by reference is Exhibit 10.02 to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1994.) (File No.
             0-16014).

   10.03     Registration Rights Agreement and Amendment to Registration Rights
             Agreement (Incorporated herein by reference are Exhibit 10.02 to Registration Statement No. 33-6974 on Form S-1 and Exhibit 10.35 to
             Registration Statement No. 33-25121 on Form S-1.).

   10.04 Form of Management Agreement for Managed Companies (Incorporated herein by reference is Exhibit 10.04 to the Registrant's Annual
             Report on Form 10-K for fiscal year ended March 31, 1996.) (File
             No. 0-16014).

   10.05     Management Agreement - Montgomery Cablevision Associates, L.P.
             (Incorporated herein by reference is Exhibit 10.08 to Registration
             Statement No. 33-6974 on Form S-1.).

   10.06     Management Agreement - Adelphia Cablevision Associates of
             Radnor, L.P. (Incorporated herein by reference is Exhibit 10.09 to Registration Statement No. 33-6974 on Form S-1.).

   10.07     Business Opportunity Agreement (Incorporated herein by reference is
             Exhibit 10.13 to Registration Statement No. 33-3674 on Form S-1.).

   10.08*    Employment Agreement between the Company and John J. Rigas
             (Incorporated herein by reference is Exhibit 10.14 to Registration
             Statement No. 33-6974 on Form S-1.).

   10.09*    Employment Agreement between the Company and Timothy J. Rigas
             (Incorporated herein by reference is Exhibit 10.16 to Registration
             Statement No. 33-6974 on Form S-1.).

   10.10*    Employment Agreement between the Company and Michael J. Rigas
             (Incorporated herein by reference is Exhibit 10.17 to Registration
             Statement No. 33-6974 on Form S-1.).

   10.11*    Employment Agreement between the Company and James P. Rigas
             (Incorporated herein by reference is Exhibit 10.18 to Registration
             Statement No. 33-6974 on Form S-1.).

   10.12     Olympus Communications, L.P. ("Olympus") Second Amended and
             Restated Limited Partnership Agreement, dated as of February 28,
             1995 (Incorporated herein by reference is Exhibit 10.32 to the Registrant's Annual Report on Form 10-K for the fiscal year ended
             March 31, 1995.) File No. 0-16014).

   10.13     Revolving Credit Facility among Adelphia Cable Partners, L.P.,
             Southwest Florida Cable, Inc., West Boca Acquisition Limited
             Partnership and Toronto-Dominion (Texas), Inc., as Administrative
             Agent, dated May 12, 1995 (Incorporated herein by reference is Exhibit 10.03 to the Registrant's Current Report on Form 8-K dated
             June 30, 1995.) (File No. 0-16014).

   10.14     Credit Agreement, dated as of April 12, 1996, among Chelsea
             Communications, Inc., Kittanning Cablevision Inc., Robinson/Plum
             Cablevision L.P., the several banks and financial institutions parties thereto, and Toronto Dominion (Texas), Inc. as Administrative Agent (Incorporated herein by reference is Exhibit
             10.36 to Registrant's Current Report on Form 8-K dated June 3,
             1996.) (File No. 0-16014).

   10.15     Warrant Agreement dated as of April 15, 1996, by and among Hyperion
             Telecommunications, Inc. ("Hyperion," now known as Adelphia
             Business Solutions, Inc.) and Bank of Montreal Trust Company
             (Incorporated by reference is Exhibit 10.13 to Registration
             Statement No. 333-06957 on Form S-4 for Hyperion
             Telecommunications, Inc.).

   10.16 Warrant Registration Rights Agreement dated as of April 15, 1996, by and among Hyperion Telecommunications, Inc. and the Initial
             Purchasers (Incorporated by reference is Exhibit 10.14 to Registration Statement No. 333-06957 on Form S-4 for Hyperion
             Telecommunications, Inc.).

   10.17*    Hyperion Telecommunications, Inc. 1996 Long-Term Incentive
             Compensation Plan (Incorporated herein by reference is Exhibit
             10.17 to Hyperion Telecommunications, Inc.'s Registration Statement
             No. 333-13663 on Form S-1.).

   10.18     Registration Rights Agreement among Charles R. Drenning, Paul D.
             Fajerski, Randolph S. Fowler, Adelphia Communications Corporation and Hyperion Telecommunications, Inc. (Incorporated herein by reference is Exhibit 10.18 to Hyperion Telecommunications, Inc.'s
             Registration Statement No. 333-13663 on Form S-1.).

   10.19     Registration Rights Agreement between Adelphia Communications
             Corporation and Hyperion Telecommunications, Inc. (Incorporated herein by reference is Exhibit 10.19 to Hyperion
             Telecommunications, Inc.'s Registration Statement No. 333-13663 on
             Form S-1.).

   10.20 First Amendment to the Olympus Communications, L.P. Second Amended and Restated Limited Partnership Agreement, dated September 1, 1995
             (Incorporated herein by reference is Exhibit 10.33 to the Registrant's Annual Report on Form 10-K/A for the fiscal year ended
             March 31, 1996.) (File No. 0-16014).

   10.21 First Amendment to the Olympus Communications, L.P. Second Amended and Restated Limited Partnership Agreement, dated March 29, 1996
             (Incorporated herein by reference is Exhibit 10.34 to the Registrant's Annual Report on Form 10-K/A for the fiscal year ended
             March 31, 1996.) (File No. 0-16014).

   10.22 Second Amendment to the Olympus Communications, L.P. Second Amended and Restated Limited Partnership Agreement, dated June 27, 1996
             (Incorporated herein by reference is Exhibit 10.35 to the Registrant's Annual Report on Form 10-K/A for the fiscal year ended
             March 31, 1996.) (File No.0-16014).

   10.23     Extension Agreement dated as of January 8, 1997, among Hyperion
             Telecommunications, Inc., Adelphia Communications Corporation,
             Charles R. Drenning, Paul D. Fajerski, Randolph S. Fowler, and six
             Trusts named therein (Incorporated herein by reference is Exhibit
             10.04 to Adelphia Communications Corporation's Current Report on
             Form 8-K dated May 1, 1997.) (File No. 0-16014).

   10.24     Registration Rights Agreement among Adelphia Communications
             Corporation, Highland Holdings and Telesat Cablevision, Inc., dated
             July 7, 1997 (Incorporated herein by reference is Exhibit 10.04 to the Registrant's Current Report on Form 8-K dated July 24, 1997.)
             (File No. 0-16014).

   10.25     Series C Preferred Stock Purchase Agreement among Adelphia
             Communications Corporation, Highland Holdings and Telesat
             Cablevision, Inc., dated June 22, 1997 (Incorporated herein by reference is Exhibit 10.06 to the Registrant's Current Report on Form 8-K dated July 24, 1997.) (File No. 0-16014).

   10.26     Pledge Agreement between Hyperion and the Bank of Montreal Trust
             Company as Collateral Agent, dated as of August 27, 1997
             (Incorporated by reference herein is Exhibit 4.03 to Hyperion's
             Current Report on Form 8-K dated August 27, 1997.) (File No.
             0-21605).

   10.27     Pledge, Escrow and Disbursement Agreement, between Hyperion and th
             Bank of Montreal Trust Company dated as of August 27, 1997
             (Incorporated by reference herein to Exhibit 4.05 to Hyperion's
             Current Report on Form 8-K dated August 27, 1997.) (File No.
             0-21605).

   10.28     Purchase Agreement among Adelphia Communications Corporation and
             Salomon Brothers Inc. dated January 15, 1998 (Incorporated by reference herein is Exhibit 10.01 to the Registrant's Current
             Report on Form 8-K dated January 21, 1998.) (File No. 0-16014).

   10.29* Management Services Agreement dated as of April 10, 1998, between the Registrant and Hyperion Telecommunications, Inc. (Incorporated herein by reference is Exhibit 10.23 to Registration Statement No.
             333-48209 on Form S-1 filed by Hyperion Telecommunications, Inc.).

   10.30     Letter Agreement dated April 10, 1998, among Hyperion
             Telecommunications, Inc., the Registrant and MCImetro Access
             Transmission Services, Inc. (Incorporated herein by reference is Exhibit 10.24 to Registration Statement No. 333-48209 on Form S-1 filed by Hyperion Telecommunications, Inc.).

   10.31     Amendment to Registration Rights Agreement dated as of April
             15, 1998, between Hyperion Telecommunications, Inc. and the
             Registrant (Incorporated herein by reference is Exhibit 10.25 to Registration Statement No. 333-48209 on Form S-1 filed by Hyperion
             Telecommunications, Inc.).

   10.32     Letter Agreement dated as of April 9, 1998, between Hyperion
             Telecommunications, Inc. and the Registrant regarding the purchase of Hyperion's Class A Common Stock (Incorporated herein by reference is Exhibit 10.26 to Registration Statement No. 333-48209 on Form S-1 filed by Hyperion Telecommunications, Inc.).

   10.33     U.S. Underwriting Agreement dated May 4, 1998 among Hyperion
             Telecommunications, Inc. and the Representatives named therein
             (Incorporated herein by reference is Exhibit 10.01 to Hyperion
             Telecommunications, Inc.'s Current Report on Form 8-K dated June
             24, 1998.) (File No. 0-21605).

   10.34     International Underwriting Agreement dated May 4, 1998 among
             Hyperion Telecommunications, Inc. and the Representatives named therein (Incorporated herein by reference is Exhibit 10.02 to Hyperion Telecommunications, Inc.'s Current Report on Form 8-K dated June 24, 1998.) (File No. 0-21605).

   10.35     Warrant issued by Hyperion Telecommunications, Inc. to MCI dated
             May 8, 1998 (Incorporated herein by reference is Exhibit 10.03 to
             Hyperion Telecommunications, Inc.'s Current Report on Form 8-K dated June 24, 1998.) (File No. 0-21605).

   10.36     Warrant issued by Hyperion Telecommunications, Inc. to the
             Registrant dated June 5, 1998 (Incorporated herein by reference is Exhibit 10.04 to Hyperion Telecommunications, Inc.'s Current Report on Form 8-K dated June 24, 1998.) (File No. 0-21605).

   10.37     Purchase Agreement among Adelphia Communications Corporation and
             Barclays Capital, Inc. dated June 29, 1998 (Incorporated herein by reference is Exhibit 10.01 to the Registrant's Current Report on Form 8-K dated July 23, 1998.).

   10.38     U.S. Underwriting Agreement between the Registrant and the
             Representatives of the U.S. Underwriters named therein, dated
             August 12, 1998 (Incorporated herein by reference is Exhibit 10.01 to the Form 8-K of the Registrant for the event dated August 18, 1998.) (File No. 0-16014).

   10.39 International Underwriting Agreement between the Registrant and the Lead Managers of the Managers named therein, dated August 12, 1998 (Incorporated herein by reference is Exhibit 10.02 to the Form
             8-K of the Registrant for the event dated August 18, 1998.) (File
             No. 0-16014).

   10.40     Direct Purchase Agreement between the Registrant and  Highland
             Communications, L.L.C., dated August 12, 1998 (Incorporated herein by reference is Exhibit 10.03 to the Form 8-K of the Registrant for the event dated August 18, 1998.) (File No. 0-16014).

   10.41*    Adelphia Communications Corporation 1998 Long-Term Incentive
             Compensation Plan (Incorporated herein by reference is Exhibit A to the Registrant's Proxy Statement for the Annual Meeting of
             Stockholders on October 6, 1998.) (File No. 0-16014).

   10.42     Distribution Agreement dated as of August 31, 1998 among Syracuse
             Hilton Head Holdings, L.P., Adelphia Communications Corporation and
             SHHH Acquisition Corp. (Incorporated herein by reference is Exhibit
             10.05 to the Form 10-Q of the Registrant for the quarter ended
             September 30, 1998.) (File No. 0-16014).

   10.43 Second Amendment to Credit Agreement, dated as of April 12, 1996, among Chelsea Communications, Inc., Kittanning Cablevision Inc.,
             Robinson/Plum Cablevision L. P., the several banks and financial institutions parties thereto, and Toronto Dominion (Texas), Inc. as Administrative Agent (Incorporated herein by reference is Exhibit
             10.06 to the Form 10-Q of the Registrant for the quarter ended
             September 30, 1998.) (File No. 0-16014).

   10.44     Purchase Agreement among Adelphia Communications Corporation and
             Barclays Capital, Inc. (the "Initial Purchaser") dated November 6,
             1998 (Incorporated by reference herein is Exhibit 10.01 to the Registrant's Current Report on Form 8-K, filed January 28, 1999.)
             (File No. 0-16014).

   10.45     Purchase Agreement among Adelphia Communications Corporation and
             Salomon Smith Barney, Inc., Credit Suisse First Boston Corporation,
             Goldman Sachs & Co., Lehman Brothers, Inc. and NationsBank
             Montgomery Securities LLC (the "Initial Purchasers") dated January
             6, 1999 (Incorporated by reference herein is Exhibit 10.02 to the Registrant's Current Report on Form 8-K, filed January 28, 1999.)
             (File No. 0-16014).

   10.46     Credit Agreement, dated as of December 30, 1998, among Parnassos,
             L.P. as the Borrower, various financial institutions as the Lenders, the Bank of Nova Scotia as the Administrative Agent,
             Nationsbank, N.A. as the Documentation Agent, and TD Securities
             (USA) Inc. as the Syndication Agent (Incorporated by reference herein is Exhibit 10.03 to the Registrant's Current Report on Form
             8-K, filed January 28, 1999.) (File No. 0-16014).

   10.47     Registration Rights Agreement among Adelphia Communications
             Corporation, Doris Holdings, L.P. and Highland Holdings II dated
             January 14, 1999 (Incorporated by reference herein is Exhibit 10.04 to the Registrant's Current Report on Form 8-K, filed January 28,
             1999.) (File No. 0-16014).

   10.48     Underwriting Agreement dated January 11, 1999 between the
             Registrant and Goldman, Sachs & Co. (Incorporated by reference herein is Exhibit 1.01 to the Registrant's Current Report on Form
             8-K, filed January 13, 1999.) (File No. 0-16014).

   10.49 Purchase Agreement between the Registrant and Highland Holdings II dated January 11, 1999 (Incorporated by reference herein is Exhibit
             10.01 to the Registrant's Current Report on Form 8-K, filed January
             13, 1999.) (File No. 0-16014).

   10.50 Stock Purchase Agreement dated January 28, 1999 (Incorporated herein by reference is Exhibit 13 to Amendment No. 3 to Schedule
             13D filed February 8, 1999 on behalf of FPL Group, Inc.).

   10.51     Class B Voting Agreement, dated as of March 5, 1999, among Adelphia
             Communications Corporation, Leonard Tow, The Claire Tow Trust, and the Trust Created by Claire Tow under date of December 10, 1979
             (Incorporated herein by reference is Exhibit 10.01 to the Registrant's Current Report on Form 8-K for the event dated
             February 22, 1999.) (File No. 0-16014).

   10.52     Rigas Class B Voting Agreement , dated as of March 5, 1999, among
             Century Communications Corp., John Rigas, Michael Rigas, Timothy
             Rigas and James Rigas (Incorporated herein by reference is Exhibit
             10.02 to the Registrant's Current Report on Form 8-K for the event dated February 22, 1999.) (File No. 0-16014).

   10.53 Purchase Agreement between Hyperion Telecommunications, Inc. and the Initial Purchasers named therein, dated as of February 25, 1999, regarding Hyperion's 12% Senior Subordinated Notes due 2007
             (Incorporated herein by reference is Exhibit 10.03 to the Registrant's Current Report on Form 8-K for the event dated
             February 22, 1999.) (File No. 0-16014).

   10.54     Purchase Agreement between Hyperion Telecommunications, Inc. and
             Highland Holdings, dated as of February 25, 1999, regarding
             Hyperion's 12% Senior Subordinated Notes due 2007 (Incorporated herein by reference is Exhibit 10.05 to the Registrant's Current
             Report on Form 8-K for the event dated February 22, 1999.) (File
             No. 0-16014).

   10.55 Class B Common Stock Purchase Letter Agreement dated April 9, 1999 between Adelphia Communications Corporation and Highland Holdings
             (Incorporated herein by reference is Exhibit 10.01 to the Registrant's Current Report on Form 8-K for the event dated April
             9, 1999.) (File No. 0-16014).

   10.56     Class A Common Stock Underwriting Agreement among Adelphia
             Communications Corporation, Salomon Smith Barney Inc. and the other underwriters named therein, as representatives of the Underwriters, dated April 23, 1999 (Incorporated by reference herein is Exhibit
             1.01 to the Current Report on Form 8-K of the Registrant for the event dated April 28, 1999.) (File No. 0-16014).

   10.57     7-7/8% Senior Notes Underwriting Agreement among Adelphia
             Communications Corporation and Chase Securities Inc., as representative of the Underwriters, dated April 23, 1999
             (Incorporated by reference herein is Exhibit 1.02 to the Current
             Report on Form 8-K of the Registrant for the event dated April 28, 1999.) (File No. 0-16014).

   10.58 5-1/2% Series D Convertible Preferred Stock Underwriting Agreement among Adelphia Communications Corporation and Salomon Smith Barney
             Inc., as representative of the Underwriters, dated April 26, 1999
             (Incorporated by reference herein is Exhibit 1.03 to the Current
             Report on Form 8-K of the Registrant for the event dated April 28, 1999.) (File No. 0-16014).

   10.59 Indenture, dated as of February 26, 1997, between the Registrant and Bank of Montreal Trust Company with respect to the Registrant's
             9-7/8% Senior Notes Due 2007 (Incorporated herein by reference is
             Exhibit 4.01 to the Registrant's Current Report on Form 8-K dated
             May 1, 1997.) (File No. 0-16014).

   10.60     Indenture, dated as of April 15, 1996, between Hyperion
             Telecommunications, Inc. and Bank of Montreal Trust Company
             (Incorporated by reference is Exhibit 4.1 to Registration Statement
             No. 333-06957 on Form S-4 filed for Hyperion Telecommunications,
             Inc.).

   10.61 First Supplemental Indenture, dated as of September 11, 1996, between Hyperion Telecommunications, Inc. and Bank of Montreal
             Trust Company (Incorporated herein be reference is Exhibit 4.2 to Hyperion Telecommunications, Inc.'s Registration Statement No.
             333-12619 on Form S-3, formerly on Form S-1.).

   10.62     Indenture, dated as of November 12, 1996, between Olympus
             Communications, L.P., Olympus Capital Corporation and Bank of
             Montreal Trust Company (Incorporated herein by reference is Exhibit
             10.02 to the Registrant's Current Report on Form 8-K dated December
             16, 1996.) (File No. 0-16014).

   10.63     Indenture, dated as of August 27, 1997, with respect to Hyperion
             Telecommunications, Inc. ("Hyperion") 12-1/4% Senior Secured Notes due 2004, between Hyperion and the Bank of Montreal Trust Company
             (Incorporated herein by reference to Exhibit 4.01 to Hyperion's
             Current Report on Form 8-K dated August 27, 1997.) (File No.
             0-21605).

   10.64     Second Supplemental Indenture, dated as of August 27, 1997, between
             Hyperion and the Bank of Montreal Trust Company, regarding
             Hyperion's 13% Senior Discount Notes due 2003 (Incorporated by reference herein to Exhibit 4.06 to Hyperion's Current Report on Form 8-K dated August 27, 1997.) (File No. 0-21605).

   10.65 Indenture, dated as of September 25, 1997, with respect to the Registrant's 9-1/4% Senior Notes due 2002, between the Registrant and the Bank of Montreal Trust Company (Incorporated herein by reference is Exhibit 4.01 to the Registrant's Current Report on Form 8-K dated September 25, 1997.) (File No. 0-16014).

   10.66 Indenture, dated as of January 21, 1998, with respect to the Registrant's 8-3/8% Senior Notes due 2008, between the Registrant and the Bank of Montreal Trust Company (Incorporated by reference herein is Exhibit 4.01 to the Registrant's Current Report on Form
             8-K dated January 21, 1998.) (File No. 0-16014).

   10.67     First Supplemental Indenture, dated as of November 12, 1998, to
             January 1998 Indenture with respect to the Registrant's 8-3/8%
             Senior Notes due 2008, between the Registrant and the Bank of Montreal Trust Company (Incorporated by reference herein is Exhibit
             4.01 to the Registrant's Current Report on Form 8-K filed on
             January 28, 1999.) (File No. 0-16014).

   10.68     Registration Rights Agreement between Adelphia Communications
             Corporation and the Initial Purchaser, dated November 12, 1998, regarding the Registrant's 8-3/8% Senior Notes due 2008
             (Incorporated by reference herein is Exhibit 4.02 to the Registrant's Current Report on Form 8-K filed on January 28, 1999.)
             (File No. 0-16014).

   10.69     Registration Rights Agreement dated as of July 12, 1999, among
             Adelphia, the Century Class B Holders and Ms. Claire Tow
             (Incorporated herein by reference is Exhibit 10.01 to the Registrant's Current Report on Form 8-K for the event dated July
             12, 1999.) (File No. 0-16014).

   10.70     Tag-Along Rights Agreement dated as of July 12, 1999, among
             Adelphia, the Century Class B Holders, Ms. Claire Tow and the holders of Adelphia Class B Common Stock named therein
             (Incorporated herein by reference is Exhibit 10.02 to the Registrant's Current Report on Form 8-K for the event dated July
             12, 1999.) (File No. 0-16014).

   10.71     Purchase Agreement dated as of July 12, 1999, between Adelphia and
             Citizens Cable Company (Incorporated herein by reference is Exhibit
             10.03 to the Registrant's Current Report on Form 8-K for the event dated July 12, 1999.) (File No. 0-16014).

   10.72     Underwriting Agreement dated October 1, 1999 regarding the sale of
             6,000,000 shares of Class A common stock of Adelphia (Incorporated herein by reference is Exhibit 1.01 to the Registrant's Quarterly
             Report on Form 10-Q for the quarter ended September 30, 1999.)
             (File No. 0-16014).

   10.73     Stock Purchase Agreement dated October 1, 1999 between Adelphia
             Communications Corporation and Highland Holdings (Incorporated herein by reference is Exhibit 10.01 to the Registrant's Quarterly
             Report on Form 10-Q for the quarter ended September 30, 1999.)
             (File No. 0-16014).

   10.74 Bank Credit Facility dated May 6, 1999 among the Registrant, other borrowers and the lenders named therein (Incorporated herein by reference to Exhibit 10.01 to Current Report on Form 8-K for the event dated September 16, 1999 filed by Adelphia Communications
             Corporation.) (File No. 0-16014).

   10.75 Third Amendment to the Olympus Communications, L.P. Second Amended and Restated Limited Partnership Agreement, dated October 1, 1999
             (Incorporated herein by reference is Exhibit 3.8 to Form 10-K of Olympus for fiscal year ended December 31, 1999.) (File No.
             333-19327).

   10.76     Amended Credit Agreement, dated as of March 29, 1996, among
             Highland Video Associates L.P., Telesat Acquisition Limited
             Partnership, Global Acquisition Partners, L.P., the various financial institutions as parties thereto, Bank of Montreal as syndication agent, Chemical Bank as documentation agent, and the Bank of Nova Scotia as administrative agent (Incorporated herein by reference is Exhibit 10.37 to Adelphia Communications Corporation's
             Current Report on Form 8-K dated June 19, 1996.) (File No.0-16014).

   10.77     First Amendment, dated as of July 31, 1998 for the Amended and
             Restated Credit Agreement dated of as March 29, 1996 (Incorporated here in by reference is Exhibit 10.2 to Olympus' Form 8-K dated
             April 2,

              1999.) (File No. 333-19327).

   10.78     Redemption  Agreement  between Olympus  Communications,  LP and
             Cable GP, Inc., dated as of October 1, 1999 (Incorporated by reference herein is Exhibit 10.6 to Form 10-K of Olympus for fiscal year ended December 31, 1999.) (File No. 333-19327).

   10.79     Underwriting Agreement dated as of November 23, 1999 among Adelphia
             Business Solutions, Inc., Salomon Smith Barney Inc. and the several other Underwriters named therein (Incorporated herein by reference is Exhibit 1.01 to Adelphia Business Solutions' Form 8-K for the event dated November 23, 1999.) (File No. 0-21605).

   10.80     Stock Purchase Agreement dated November 23, 1999 between Adelphia
             Business Solutions, Inc. and Adelphia Communications Corporation
             (Incorporated herein by reference is Exhibit 10.01 to Adelphia
             Business Solutions' Form 8-K for the event dated November 23,
             1999.) (File No. 0-21605).

   10.81     Amended Bank Credit Facility (Incorporated by reference herein is
             Exhibit 10.1 to FrontierVision Operating Partners, L.P.'s and
             FrontierVision Capital Corporation's Registration Statement on Form
             S-1, Registration No. 333-9535.).

   10.82 Amendment No. 1 to Amended Bank Credit Facility (Incorporated by reference herein is Exhibit 10.14 to FrontierVision Operating
             Partners, L.P.'s and FrontierVision Capital Corporation's
             Registration Statement on Form S-1, Registration No. 333-9535.).

   10.83     Consent and Amendment No. 2 to Amended Bank Credit Facility
             (Incorporated by reference herein is Exhibit 10.15 to FrontierVision Operating Partners, L.P.'s and FrontierVision
             Capital Corporation's Quarterly Report on Form 10-Q, File No.
             333-9535 for the quarter ended September 30, 1996.).

   10.84     Amended Credit Facility (Incorporated by reference herein is
             Exhibit 10.18 to FrontierVision Holdings, L.P.'s and FrontierVision
             Holdings Capital Corporation's Annual Report on Form 10-K, File
             No. 333-36519 for the year ended December 31, 1997.).

   10.85     Indenture dated as of October 7, 1996, among FrontierVision
             Operating Partners, L.P., FrontierVision Capital Corporation and
             Colorado National Bank, as Trustee (Incorporated by reference herein is Exhibit 4.1 to FrontierVision Operating Partners, L.P.'s and FrontierVision Capital Corporation's Quarterly Report on Form
             10-Q, File No. 333-9535 for the quarter ended September 30, 1996.).

   10.86     Indenture dated as of September 19, 1997, among FrontierVision
             Holdings, L.P., FrontierVision Holdings Capital Corporation and
             U.S. Bank National Association d/b/a Colorado National Bank, as
             Trustee (Incorporated by reference herein is Exhibit 4.2 to FrontierVision Holdings, L.P.'s and FrontierVision Holdings Capital
             Corporation's Registration Statement on Form S-4, Registration No.
             333-36519.).

   10.87     Indenture dated as of December 9, 1998, among FrontierVision
             Holdings, L.P., FrontierVision Holdings Capital II Corporation and
             U.S. Bank National Association, as Trustee (Incorporated by reference herein is Exhibit 4.5 to FrontierVision Holdings, L.P.'s and FrontierVision Holdings Capital II Corporation's Registration
             Statement on Form S-4, Registration No. 333-75567.).

   10.88 Purchase Agreement dated as of December 2, 1998, by and among FrontierVision Holdings, L.P., FrontierVision Holdings Capital II
             Corporation and J.P. Morgan Securities, Inc. and Chase Securities
             Inc., as Initial Purchasers (Incorporated by reference herein is Exhibit 4.6 to FrontierVision Holdings, L.P.'s and FrontierVision
             Holdings Capital II Corporation's Registration Statement on Form
             S-4, Registration No. 333-75567.).

   10.89 Registration Rights Agreement dated as of December 9, 1998, by and among Frontier Vision Holdings, L.P., FrontierVision Holdings
             Capital II Corporation and J.P. Morgan Securities Inc., and Chase
             Securities, Inc., as Initial Purchasers (Incorporated by reference herein is Exhibit 4.7 to FrontierVision Holdings, L.P.'s and
             FrontierVision Holdings Capital II Corporation's Registration
             Statement on Form S-4, Registration No. 333-75567.).

   10.90     Indenture, dated as of November 15, 1988, by and between Century
             Communications Corp. ("Century," now known as Arahova
             Communications, Inc.) and the Bank of Montreal Trust Company, as
             Trustee (Filed as Exhibit 4(l) to Amendment No. 7 to Century's
             Registration Statement on Form S-1 (File No. 33-21394), which is incorporated herein by reference.).

   10.91 Indenture, dated as of October 15, 1991, by and between Century and the Bank of Montreal Trust Company, as Trustee (Filed as Exhibit
             4.2 to Amendment No. 2 to Century's Registration Statement on Form
             S-3 (File No. 33-33787), which is incorporated herein by reference.).

   10.92 First Supplemental Indenture, dated as of October 15, 1991, by and between Century and the Bank of Montreal Trust Company, as Trustee
             (Filed as Exhibit 7(2) to Century's current report on Form 8-K, dated October 17, 1991 and incorporated herein by reference.) (File
             No. 0-16899).

   10.93 Indenture, dated as of February 15, 1992, by and between Century and the Bank of America National Trust and Savings Association, as
             Trustee (Filed as Exhibit 4.3 to Amendment No. 2 to Century's
             Registration Statement on Form S-3 (File No. 33-33787), which is incorporated herein by reference.).

   10.94 First Supplemental Indenture, dated as of February 15, 1992, by and between Century and the Bank of America National Trust and Savings
             Association, as Trustee (Filed as Exhibit 4(t) to Century's Annual
             Report on Form 10-K for the fiscal year ended May 31, 1992 and incorporated herein by reference.) (File No. 0-16899).

   10.95 Second Supplemental Indenture, dated as of August 15, 1992, by and between Century and Bank of America National Trust and Savings
             Association, as Trustee (Filed as Exhibit 4(u) to Century's Annual
             Report on Form 10-K for the fiscal year ended May 31, 1992 and incorporated herein by reference.) (File No. 0-16899).

   10.96 Third Supplemental Indenture, dated as of April 1, 1993, by and between Century and Bank of America National Trust and Savings
             Association, as Trustee (Filed as Exhibit 4(v) to Century's Annual
             Report on Form 10-K for the fiscal year ended May 31, 1993 and incorporated herein by reference.) (File No. 0-16899).

   10.97 Fourth Supplemental Indenture, dated as of March 6, 1995, by and between Century and Bank of America National Trust and Savings
             Association, as Trustee (Filed as Exhibit 4(w) to Century's Annual
             Report on Form 10-K for the fiscal year ended May 31, 1995, and incorporated herein by reference.) (File No. 0-16899).

   10.98 Fifth Supplemental Indenture, dated as of January 23, 1997, by and between Century and First Trust of California, National
             Association, successor trustee to Bank of America National Trust and Savings Association, as Trustee (Filed as Exhibit 4.10 to
             Century's Annual Report on Form 10-K for the fiscal year ended May
             31, 1997, and incorporated herein by reference.) (File No.
             0-16899).

   10.99 Sixth Supplemental Indenture, dated as of September 29, 1997, between Century and First Trust of California, National
             Association, successor trustee to Bank of America National Trust and Savings Association, as Trustee (Filed as Exhibit 10.2 to
             Century's Quarterly Report on Form 10-Q for the quarterly period ended August 31, 1997, and incorporated herein by reference.) (File
             No. 0-16899).

   10.100 Seventh Supplemental Indenture dated as of November 13, 1997 between Century and First Trust of California, National
             Association, successor trustee to Bank of America National Trust and Savings Association, as Trustee (Filed as Exhibit 4.1 to
             Century's Quarterly Report on Form 10-Q for the quarterly period ended November 30, 1997, and incorporated herein by reference.)
             (File No. 0-16899).

   10.101    Eighth Supplemental Indenture dated as of December 10, 1997 between
             Century and First Trust of California, National Association, as
             Trustee (Incorporated by reference herein is Exhibit 4.13 to Form
             10-K of Century for fiscal year ended May 31, 1999.) (File No.
             0-16899).

   10.102    Indenture, dated as of January 15, 1998 between Century and First
             Trust of California, National Association, as Trustee (Filed as
             Exhibit 4 to Century's Registration Statement on Form S-4 (File No.
             333-47161), which is incorporated herein by reference.)
             (File No. 0-16899).

   10.103* Employment Agreement, dated as of January 1, 1997, between Century and Scott N. Schneider (Filed as Exhibit 10.4 to Century's Annual
             Report on Form 10-K for the fiscal year ended May 31, 1997, and incorporated herein by reference.) (File No. 0-16899).

   10.104*   1994 Stock Option Plan of Century (Filed as Exhibit 10(v)(3) to
             Century's Annual Report on Form 10-K for the fiscal year ended May
             31, 1995, and incorporated herein by reference.) (File No.
             0-16899).

   10.105    Amendment No. 1 to Management Agreement and Joint Venture Agreement
             (Century ML Venture), dated September 21, 1987, between Century
             Texas and ML Media Partners, L.P., a Delaware limited partnership
             (Filed as Exhibit 10(w) to Century's Annual Report on Form 10-K for the fiscal year ended May 31, 1989 and incorporated herein by reference.) (File No. 0-16899).

   10.106    Management Agreement and Joint Venture Agreement (Century-ML Radio
             Venture), dated as of February 15, 1989, between Century Texas and
             ML Media Partners, L.P., a Delaware limited partnership (Filed as
             Exhibit 10(x) to Century's Annual Report on Form 10-K for the fiscal year ended May 31, 1989 and incorporated herein by reference.) (File No. 0-16899).

   10.107    Credit Agreement dated as of April 15, 1997 among Citizens Century
             Cable Television Venture, Bank of America, National Trust and
             Savings Association, as Syndication Agent, and Societe General, as
             Agent, Corestates Bank, N.A., The First National Bank of Boston,
             LTCB Trust Company, and PNC Bank, National Association, as
             Co-Agents, and each of the bank parties thereto (Filed as Exhibit
             10.41 to Century's Annual Report on Form 10-K for the fiscal year ended May 31, 1997, and incorporated herein by reference.) (File
             No. 0-16899).

   10.108* Employment Agreement, dated as of January 1, 1997, between Century and Bernard P. Gallagher (Filed as Exhibit 10.1 to Century's
             Quarterly Report on Form 10-Q for the quarterly period ended August
             31, 1997, and incorporated herein by reference.) (File No.
             0-16899).

   10.109* Modification Agreement, dated as of June 1, 1998, between Century and Scott N. Schneider (Filed as Exhibit 10.44 to Century's Annual
             Report on Form 10-K for the fiscal year ended May 31, 1998 and incorporated by reference.) (File No. 0-16899).

   10.110* Modification Agreement, dated as of June 1, 1998, between Century and Bernard P. Gallagher (Filed as Exhibit 10.45 to Century's
             Annual Report on Form 10-K for the fiscal year ended May 31, 1998 and incorporated by reference.) (File No. 0-16899).

   10.111*   Employment Agreement, dated as of July 1, 1997, between Century and
             Leonard Tow (Filed as Exhibit 10.48 to Century's Annual Report on
             Form 10-K for the fiscal year ended May 31, 1998 and incorporated by reference.) (File No. 0-16899).

   10.112    Agreement and Plan of Merger, dated as of July 2, 1998, between
             Centennial Cellular Corp. and CCW Acquisition Corp (Filed as
             Exhibit 10.49 to Century's Annual Report on Form 10-K for the fiscal year ended May 31, 1998 and incorporated by reference.)
             (File No. 0-16899).

   10.113    Ninth Supplemental Indenture, dated as of October 1, 1999 between
             Arahova Communications, Inc. ("Arahova") and U.S. Bank Trust
             National Association (the "Trustee"), successor trustee to Bank of
             America National Trust and Savings Association, to the Indenture, dated as of February 15, 1992 between Century Communications Corp.
             and the Trustee (Incorporated herein by reference is Exhibit 4.01 to Form 10-Q for Arahova for the quarter ended November 30, 1999.)
             (File No. 0-16899).

   10.114    First Supplemental Indenture, dated as of October 1, 1999 between
             Arahova Communications, Inc. and U.S. Bank Trust National
             Association (the "Trustee"), to the Indenture, dated as of January
             15, 1998 between Century Communications Corp. and the Trustee
             (Incorporated herein by reference is Exhibit 4.02 to Form 10-Q for Arahova for the quarter ended November 30, 1999.) (File No.
             0-16899).

   10.115    Agreement of Limited Partnership of Century-TCI California
             Communications, L.P., dated as of December 7, 1999 (Filed herewith.).

   10.116    Credit Agreement dated as of December 3, 1999 among Century-TCI
             Califiornia, L.P., Certain Lenders, Societe Generale and Deutsche
             Bank Securities Inc., as Co-Syndication Agents, Salomon Smith
             Barney Inc. as Lead Arranger and Sole Book Manager, Mellon Bank,
             N.A. as Documentation Agent and Citibank, N.A. as Administrative
             Agent (Filed herewith.).

   10.117 Agreement and Plan of Reorganization dated as of December 8, 1999, by and among Cablevision of the Midwest, Inc., Cablevision of the Midwest Holding Co., Inc. Adelphia General Holdings II, Inc. and the Registrant. (Filed herewith.).

   10.118    Asset Purchase Agreement dated as of December 8, 1999, by and among
             Telerama, Inc., Cablevision of Cleveland, L.P. and the Registrant
             (Filed herewith)


   10.119    Revolving Credit and Term Loan Agreement dated as of October 5,
             1999, among Harron Communications Corp, the Subsidiary Guarantors named therein, and the Agents and Lenders named therein (Filed herewith.).

   10.120    Underwriting Agreement dated as of November 10, 1999, among the
             Underwriters and Representatives named therein and the Registrant, regarding the 9-3/8% Senior Notes due 2009 of the Registrant (Filed herewith.).

   10.121    Amendment No. 2 to Amended Credit Facility of FrontierVision
             Operating Partners, L.P., dated as of July 15, 1999 (Incorporated herein by reference is Exhibit 10.21 to Form 10-K of FrontierVision
             Holdings, L.P. for the year ended December 31, 1999) (File No.
             333-36519).

   21.01     Subsidiaries of the Registrant (Filed herewith.).

   23.01     Consent of Deloitte & Touche LLP (Filed herewith.).

   27.01     Financial Data Schedule (Filed herewith.).

   99.01     Material incorporated by reference into this Annual Report on Form
             10-K of the Olympus Communications, L.P. and Olympus Capital
             Corporation Form 10-K for the year ended December 31, 1998.



* Denotes management contracts and compensatory plans and arrangements required to be identified by Item 14(a)(3).
