Form 10-K/A
period 1999-12-31
ADELPHIA COMMUNICATIONS CORP
filed 2000-05-01
CIK 796486

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

 X Annual Report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

                      For the year ended December 31, 1999

____ Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

                 For the transition period from _____ to ______

                         Commission File Number: 0-16014

                       ADELPHIA COMMUNICATIONS CORPORATION
             (Exact name of registrant as specified in its charter)

        Delaware                                        23-2417713
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)

                              One North Main Street
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

 Yes      X        No  ____
       -------

Aggregate market value of outstanding Class A common stock par value $.01 per share, held by non-affiliates of the registrant at March 29, 2000 was $4.64 billion based on the closing sale price as computed by the NASDAQ National Market system a of that date. For purposes of this calculation only, affiliates are deemed to be directors and executive officers of the registrant.

At March 29, 2000, 113,051,118 shares of Class A common stock, par value $0.01 per share, and 16,735,998 shares of Class B common stock, par value $0.01 per share, of the registrant were outstanding.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K.

The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 1999 as set forth in the pages attached hereto:

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

                                     ADELPHIA COMMUNICATIONS CORPORATION



May 1, 2000                           By:   /s/ Timothy J. Rigas
                                           ---------------------
                                           Timothy J. Rigas
                                           Executive Vice President, Chief
                                           Financial Officer, Chief Accounting
                                           Officer, Treasurer and Director

Item 10.  Directors and Executive Officers of the Registrant

         The information set forth in Part I under the caption "Executive Officers of the Registrant" is incorporated herein by reference. All of the following directors were first elected or appointed as directors in 1986 except for Mr. Dennis Coyle, Mr. Leslie J. Gelber, Mr. Peter L. Venetis and Mr. Erland
E. Kailbourne. Mr. Coyle was first elected as a director of the Company in 1995 and Mr. Gelber, Mr. Venetis and Mr. Kailbourne were first elected as directors of the Company in 1999.


Perry S. Patterson
Age 82

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


John J. Rigas
Age 75

         John J. Rigas is the founder, Chairman, President and Chief Executive Officer of Adelphia and is President of its subsidiaries. He is also Chairman and a director of Adelphia Business Solutions, Inc. ("Adelphia Business Solutions"). Mr. Rigas has served as President or general partner of most of the constituent entities which became wholly-owned subsidiaries of Adelphia upon its formation in 1986, as well as the cable television operating companies acquired by the Company which were wholly or partially owned by members of the John J. Rigas family or entities controlled by them ("the Rigas Family"). Mr. Rigas has owned and operated cable television systems since 1952. Among business and community service activities, Mr. Rigas is Chairman of the Board of Directors of Citizens Bancorp., Inc., Coudersport, Pennsylvania, and a member of the Board of Directors of Charles Cole Memorial Hospital. He is a director of the National Cable Television Association and a past President of the Pennsylvania Cable Television Association. He is also a member of the Board of Directors of C-SPAN and the Cable Advertising Bureau, and is a Trustee of St. Bonaventure University. He graduated from Rensselaer Polytechnic Institute with a B.S. in Management Engineering in 1950.

         John J. Rigas is the father of Michael J. Rigas, Timothy J. Rigas and James P. Rigas, each of whom currently serves as a director and executive officer of the Company, and is the father-in-law of Peter Venetis who also serves as a director of the Company.

Michael J. Rigas
Age 46

         Michael J. Rigas is Executive Vice President, Operations and Secretary of Adelphia and is a Vice President of its subsidiaries. He is also Vice Chairman, Secretary and a director of Adelphia Business Solutions. Since 1981, Mr. Rigas has served as a Senior Vice President, Vice President, general partner or other officer of the constituent entities which became wholly-owned subsidiaries of Adelphia upon its formation in 1986, as well as the cable television operating companies acquired by the Company which were wholly or partially owned by members of the Rigas Family. From 1979 to 1981, he worked for Webster, Chamberlain & Bean, a Washington, D.C. law firm. Mr. Rigas graduated from Harvard University (magna cum laude) in 1976 and received his Juris Doctor degree from Harvard Law School in 1979.

Timothy J. Rigas
Age 43

         Timothy J. Rigas is Executive Vice President, Chief Financial Officer, Chief Accounting Officer and Treasurer of Adelphia and its subsidiaries. He is also Vice Chairman, Chief Financial Officer and Treasurer and a director of Adelphia Business Solutions. Since 1979, Mr. Rigas has served as Senior Vice President, Vice President, general partner or other officer of the constituent entities which became wholly-owned subsidiaries of Adelphia upon its formation in 1986, as well as the cable television operating companies acquired by the Company which were wholly or partially owned by members of the Rigas Family. Mr. Rigas graduated from the University of Pennsylvania, Wharton School, with a B.S. degree in Economics (cum laude) in 1978.

James P. Rigas
Age 42

         James P. Rigas is Executive Vice President, Strategic Planning of Adelphia and is a Vice President of its subsidiaries. He also serves as Vice Chairman, President, Chief Executive Officer and Chief Operating Officer and a director of Adelphia Business Solutions. Since February 1986, Mr. Rigas has served as a Senior Vice President, Vice President or other officer of the constituent entities which became wholly-owned subsidiaries of Adelphia upon its formation in 1986, as well as the cable television operating companies acquired by the Company which were wholly or partially owned by members of the Rigas Family. Among his business activities, Mr. Rigas is a member of the Board of Directors of Cable Labs. Mr. Rigas graduated from Harvard University (magna cum laude) in 1980 and received a Juris Doctor degree and an M.A. degree in Economics from Stanford University in 1984. From June 1984 to February 1986, he was a consultant with Bain & Co., a management consulting firm.

Pete J. Metros
Age 59

         Pete J. Metros became a director of Adelphia on November 4, 1986. Mr. Metros has been President and a member of the Board of Directors of Rapistan Demag Corporation, a subsidiary of Mannesmann AG, since December 1991. From August 1987 to December 1991, he was President of Rapistan Corp., the predecessor of Rapistan Demag Corporation, and of Truck Products Corp., both of which were major subsidiaries of Lear Siegler Holdings Corp. From 1980 to August 1987, Mr. Metros was President of the Steam Turbine, Motor & Generator Division of Dresser-Rand Company. From 1964 to 1980, he held various positions at the General Electric Company, the last of which was Manager Manufacturing for the Large Gas Turbine Division. Mr. Metros is also on the Board of Directors of Adelphia Business Solutions, and Borroughs Corporation of Kalamazoo, Michigan. Mr. Metros received a BS degree from the Georgia Institute of Technology in 1962.


Dennis P. Coyle
Age 61

         Dennis P. Coyle is General Counsel and Secretary of FPL Group, Inc. and Florida Power & Light Company. Mr. Coyle was named General Counsel of FPL Group, Inc. and Florida Power & Light Company in 1989, and assumed the additional title and responsibilities of Secretary of such companies in 1991. He graduated from Dartmouth College in 1960 and received his law degree from Columbia University in 1965. In an investment agreement with respect to Olympus Communications, L.P. ("Olympus," a subsidiary of the Company), John, Michael, Timothy and James Rigas had agreed to vote a sufficient number of shares of the Company's Class A common stock to elect to the Board a nominee of Telesat Cablevision, Inc., which was the Company's joint venture partner in Olympus. This agreement terminated on January 29, 1999 when Telesat sold all of its Adelphia stock to the Company. Prior to such termination, Mr. Coyle was the nominee of Telesat Cablevision, Inc., which is an indirect, wholly-owned subsidiary of FPL Group, Inc.

Leslie J. Gelber
Age 43

         Leslie J. Gelber has been President and Chief Operating Officer of Caithness Corporation since January 1, 1999. Prior to this position, Mr. Gelber was President of Cogen Technologies, Inc. from July 1998 until December 1998. From 1993 until July 1998, Mr. Gelber was the President of ESI Energy, Inc., a former subsidiary of FPL Group, Inc. Prior to joining ESI, Mr. Gelber was the Director of Corporate Development for FPL Group and was Chairman of FPL Group's cable television subsidiary and President of its information services subsidiary. Mr. Gelber received a B.A. degree from Alfred University in 1977 and a Master's degree in business administration from the University of Miami in 1978.







Peter L. Venetis
Age 42

         Peter L. Venetis is President and Chief Executive Officer of the Atlantic Bank of New York. Mr. Venetis also serves as a member of Atlantic Bank's Board of Directors and as Chairman of the Executive Committee of the Board. Mr. Venetis joined Atlantic Bank as its Chief Executive Officer in 1992. From 1986 to 1992, Mr. Venetis was a Director in the Leveraged Finance Group at Salomon Brothers, Inc. in New York. Mr. Venetis is also a board member of the NY Metro Chapter of the Young President's Organization and is a Trustee of the Churchill School and Center in Manhattan. Mr. Venetis graduated from Columbia University (cum laude) in 1979 and received his MBA in Finance and International Business from the Columbia University Graduate School of Business in 1981.

Erland E. Kailbourne
Age 58

         Erland E. Kailbourne is the retired Chairman and Chief Executive Officer of Fleet National Bank. He served with the Fleet organization or its predecessors for 37 years prior to his retirement on December 31, 1998. Mr. Kailbourne is currently Vice Chairman of the State University of New York Board of Trustees, Chairman of the Jon R. Oishei Foundation, a director of the New York ISO Utilities Board, a director of Albany International Corporation, Bush Industries, Inc. Jaran Aerospace Corporation, Rand Capital Corporation and Statewide Zone Capital Corporation and is a member of the Trooper Foundation. He is a past director of the New York Business Development Corporation, the Business Council of New York State, Inc., Fleet National Bank, Security New York State Corp., Fleet Trust Company, Robert Morris Associates, the Buffalo and Rochester Chambers of Commerce, the SUNY Albany Foundation, the SUNY Buffalo Foundation, WXXI-Public Television, WNED-Public Television, WMHT-Public Television and a member of the Advisory Board of Chautauqua Airlines. Mr. Kailbourne graduated with a degree in business administration from Alfred
State College in 1961.

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

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company or written representations that no other reports were required, the Company's directors, executive officers and more than ten percent stockholders filed on a timely basis all reports due under
Section 16(a) for the year ended December 31, 1999, except that an initial report of ownership was filed late by Mr. Gelber, Mr. Kailbourne and Mr. Venetis, and one report was filed late by Mr. Patterson.

Item 11. Executive Compensation

Summary Compensation Table

         The following table sets forth certain information regarding compensation paid by the Company for services rendered during the Company's twelve months ended December 31, 1999 and 1998, nine months ended December 31, 1998 and the fiscal year ended March 31, 1998 to the Company's Chief Executive Officer and the four most highly compensated executive officers whose compensation exceeded $100,000 in salary and bonus during the twelve months ended December 31, 1999:


Annual Compensation

                                                                                    Long-Term Compensation

                                                                                 Restricted      Securities       All Other
                                                             Compensation($)        Stock        Underlying   Compensation (b)
Name and Principal Position           Period Ended (a)                          Awards (d) ($)Options (d) (#)      (c) ($)
---------------------------           ----------------                          -----------------------------      -------
                                                           Salary      Bonus

John J. Rigas                      12 months ended 12/99   1,354,953      -       1,575,000       100,000         461,940
Chairman, President and            12 months ended 12/98   1,367,399      -           -              -            461,061
Chief Executive Officer             9 months ended 12/98   1,018,789      -           -              -            200,750
                                   12 months ended 3/98    1,271,939      -           -              -            461,378

Michael J. Rigas                   12 months ended 12/99     223,856      -       1,575,000       100,000          10,950
Executive Vice President,          12 months ended 12/98     229,866      -           -              -             10,950
Operations and Secretary            9 months ended 12/98     171,484      -           -              -             10,950
                                   12 months ended 3/98      213,011      -           -              -             10,950

Timothy J. Rigas                   12 months ended 12/99     223,856      -       1,575,000       100,000          10,950
Executive Vice President, Chief    12 months ended 12/98     229,866      -           -              -             10,950
Financial Officer, Chief            9 months ended 12/98     171,484      -           -              -             10,950
Accounting Officer and Treasurer   12 months ended 3/98      213,089      -           -              -             10,950

James P. Rigas                     12 months ended 12/99     223,856      -       1,575,000       100,000          11,669
Executive Vice President,          12 months ended 12/98     229,385      -           -              -             11,431
Strategic Planning                  9 months ended 12/98     171,003      -           -              -             11,431
                                   12 months ended 3/98      213,011      -           -              -             11,410

Daniel R. Milliard (e)             12 months ended 12/99     235,364      -           -            81,250           5,340
Senior Vice President and          12 months ended 12/98     238,191      -         760,500          -              5,340
Secretary                           9 months ended 12/98     176,438      -         760,500          -              5,340
                                   12 months ended 3/98      229,810      -          27,000          -              5,340

(a) On March 30, 1999, the Company changed its fiscal year end from March 31 to December 31. The twelve months ended December 31, 1998 includes three months of compensation from the fiscal year ended March 31, 1998.

(b) Twelve months ended December 31, 1999 and 1998, nine months ended December 31, 1998 and fiscal year ended March 31, 1998 amounts include: (i) life insurance premiums paid during each respective period by the Company under employment agreements with John J. Rigas, Michael J. Rigas, Timothy J. Rigas, James P. Rigas and Daniel R. Milliard, in premium payment amounts of $200,000, $10,200, $10,200, $10,919 and $4,590, respectively, during the twelve months ended December 31, 1999, $200,000, $10,200, $10,200, $10,681 and $4,590,
respectively, during the nine and twelve months ended December 31, 1998, $200,000, $10,200, $10,200, $10,660 and $4,590, respectively, during the fiscal year ended March 31, 1998 on policies owned by the respective named executive officers; (ii) $216,270, $227,805, $0 and $230,746 for John J. Rigas which represents the dollar value of the benefit of the whole-life portion of the premiums paid by the Company during the twelve months ended December 31, 1999 and 1998, respectively, the nine months ended December 31, 1999 and the fiscal year ended March 31, 1998, respectively, pursuant to a split-dollar life insurance arrangement projected on an actuarial basis; (iii) $44,920, $32,506, $0 and $29,882 for John J. Rigas which represents payments by the Company during the twelve months ended December 31, 1999 and 1998, respectively, the nine months ended December 31, 1998 and the fiscal year ended March 31, 1998, respectively, pursuant to a split-dollar life insurance arrangement that is attributable to term life insurance coverage; and (iv) $750 in Company matching contributions for each executive officer under the Company's 401(k) savings plan for the twelve months ended December 31, 1999 and 1998, the nine months ended December 31, 1998 and the fiscal year ended March 31, 1998, respectively. The amounts shown above do not include transactions between the Company and certain executive officers or certain entities which are privately owned in whole or in part by the executive officers named in the table. See "Item 13, Certain Relationships and Related Transactions."

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

(d) The respective amounts set forth represent restrictive stock awards of Adelphia Business Solutions Class A common stock, and stock options to purchase Adelphia Business Solutions Class A common stock, which were granted to the named executive officers by Adelphia Business Solutions under its 1996 Long-Term Incentive Compensation Plan ("1996 Plan").

(e) Mr. Milliard served in the indicated positions for Adelphia, and as President, Vice Chairman and Secretary of Adelphia Business Solutions pursuant to an employment agreement with Adelphia Business Solutions, until September 1999 when he resigned his positions with both companies. Amounts shown for Mr. Milliard represent amounts paid under his employment agreement, including (i) restricted stock bonus awards under the 1996 Plan of 58,500 and 58,500 shares of Adelphia Business Solutions Class A common stock which had a value of approximately $27,000 and $760,500 as of April 1, 1997 and April 1, 1998 (the dates of grant), respectively, and an option to purchase 81,250 shares of Adelphia Business Solutions Class A common stock granted April 1, 1999. The 117,000 restricted stock award shares are not subject to vesting and will fully participate in dividends and distributions.


All of the executive officers are eligible to receive stock options or stock bonuses of Class A common stock under the Company's 1998 Long-Term Incentive Compensation Plan ("1998 Plan"), to be awarded or granted at the discretion of the Plan Administrator (as defined therein), subject to certain limitations on the number of shares that may be awarded to each executive officer under the 1998 Plan. No awards were made to executive officers under the 1998 Plan during the twelve months ended December 31, 1999.


                                              Option Grants in Last Fiscal Year

                                                     Individual Grants

                          -------------------------------------------------------------------------
                               Number of
                               Securities          % of Total
                           Underlying Options   Options Granted     Exercise or                        Grant Date
                            Granted (1) (#)      in Fiscal Year     Base Price     Expiration Date       Present
Name                                                                 ($/share)                        Value (2) ($)
----                                                                 ---------                        -------------

John J. Rigas                     100,000            16.7%             16.00          8/9/2009           809,000
Michael J. Rigas                  100,000            16.7%             16.00          8/9/2009           809,000
Timothy J. Rigas                  100,000            16.7%             16.00          8/9/2009           809,000
James P. Rigas                    100,000            16.7%             16.00          8/9/2009           809,000
Daniel R. Milliard                 81,250            13.6%             12.125         9/20/2000          891,313


(1) All options granted were with respect to the Class A common stock of Adelphia Business Solutions, with an exercise price equal to the fair market value of such stock on the date of grant. These options, other than those for Mr. Millard, all vest in three equal, annual amounts on the third, fourth and fifth anniversaries of the date of grant.

(2) The grant date present value of each option was calculated using the Black-Scholes option pricing model using the following assumptions: expected dividend yield - 0%; risk free interest rate - 6.93%; and expected volatility - 50%. The expected life used in the calculation of the Black-Scholes option pricing model for the options relating to John J. Rigas, James P. Rigas, Michael
J. Rigas, Timothy J. Rigas and Daniel R. Milliard were as follows: 10 years, 10 years, 10 years, 10 years and 1.47 years, respectively.



                 Aggregate Option Exercises In Last Fiscal Year

                       and December 31, 1999 Option Values

                                                                     Number of Securities      Value of Unexercised
                                                                    Underlying Unexercised     In-The-Money Options
                                                                   Options at December 31,              at
                                                                             1999                December 31, 1999
                             Shares Acquired     Value Realized      (#) (1) Exercisable/          Exercisable/
Name                         on Exercise (#)           ($)              Unexercisable          Unexercisable ($) (1)
----                         ---------------           ---              -------------          ---------------------

John J. Rigas                       0                      0              0/100,000                 0/3,200,000

Michael J. Rigas                    0                      0              0/100,000                 0/3,200,000

Timothy J. Rigas                    0                      0              0/100,000                 0/3,200,000

James P. Rigas                      0                      0              0/100,000                 0/3,200,000

Daniel R. Milliard                  0                      0               81,250/0                 2,914,843/0


(1) All options granted were with respect to the Class A common stock of Adelphia Business Solutions, with an exercise price equal to the fair market value of such stock on the date of grant. These options, other than those for Mr. Milliard, all vest in three equal, annual amounts on the third, fourth and fifth anniversaries of the date of grant.


         Employment Contracts and Termination of Employment

         During the year ended December 31, 1999, each of the named executive officers (except for Mr. Milliard) had an employment agreement with the Company which is automatically renewable each year unless one party gives the other prior notice and which provides among other things for compensation review by the Compensation Committee, the insurance premium payments listed in note (a)(i) to the Summary Compensation Table above, and benefits. In addition, under such employment agreements, upon termination of such employment for any reason other than "for cause," each of the executive officers will be entitled to receive severance pay equal to three months of his salary plus the amount of insurance premiums payable under such officer's employment agreement which, as of January 1, 2000, in the aggregate in the case of John J. Rigas would be approximately $334,137.

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

         Mr. Milliard served as President and Vice Chairman of Adelphia Business Solutions. Mr. Milliard's employment agreement with Adelphia Business Solutions provided for base salary, annual cash bonuses based on achievement, stock options and stock bonuses, certain employee benefits and certain change-in-control and other provisions, and was set to expire on March 31, 2001. Mr. Milliard resigned as senior vice president and secretary of the Company and as President and Secretary of Adelphia Business Solutions effective as of September 20, 1999 although he continued to serve as a director of both companies until the 1999 annual stockholders meeting on October 25, 1999. Mr. Milliard will continue to receive payments under his employment agreement through March 31, 2001 at the rate of his base salary at the time of his resignation, which will total approximately $282,000 from January 1, 2000 through March 31, 2001, and will receive an option to purchase 81,250 shares of Adelphia Business Solutions Class A common stock at fair market value on April 1, 2000. Certain other matters under Mr. Milliard's employment agreement remain under discussion and negotiation by Mr. Milliard and Adelphia Business Solutions.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth, based on information available to the Company as of March 29, 2000, certain information with respect to the beneficial ownership of Class A common stock and Class B common stock by each director or nominee for director, all executive officers and directors of Adelphia as a group, and each person known to Adelphia to own beneficially more than 5% of either class of common stock, based on 113,051,118 shares of Class A common stock and 16,735,998 shares of Class B common stock outstanding, respectively, as of such date. Unless otherwise noted, each of the shareholders in the table has sole voting and investment power. The business address of each 5% beneficial owner named below, unless otherwise noted, is One North Main Street, Coudersport, Pennsylvania 16915.


                                                Shares of         Percent of         Shares of         Percent of
                                                 Class A            Class A           Class B            Class B
                                                 Common             Common            Common             Common
Name                                              Stock              Stock             Stock              Stock
----                                              -----              -----             -----              -----
John J. Rigas..........................            (a)                (b)          11,818,658(c)           70.6%

Michael J. Rigas.......................            (a)                (b)           7,633,442(c)           45.6%

Timothy J. Rigas.......................            (a)                (b)           7,633,442(c)           45.6%

James P. Rigas.........................            (a)                (b)           7,069,106(c)           42.2%

Perry S. Patterson......................          1,250               (d)                -                  -

Pete J. Metros..........................           500                (d)                -                  -

Dennis P. Coyle.........................          1,000               (d)                -                  -

Leslie J. Gelber........................          3,000               (d)                -                  -

Erland E. Kailbourne....................           500                (d)                -                  -

Peter L. Venetis (d)....................           (e)                (e)           6,163,760(c)           36.8%

All executive officers and directors
   as a group (ten persons).............       41,706,829(a)(c)       (b)          16,735,998(c)          100.0%

Ellen K. Rigas.........................            (f)                (g)           6,163,760(c)           36.8%

Doris Holdings, L.P. (h)...............         2,398,151            2.1%                -                  -

Highland Holdings II (i)................        4,000,000            3.5%                -                  -

Highland Communications,                                                                 -                  -
  L.L.C.(i).............................        9,056,268            8.0%

Highland Preferred                                                                       -                  -
  Communications, L.L.C. (i)............        9,433,962            7.7%

Highland Holdings (i)..................        18,490,230           15.1%                -                  -

Highland 2000, L.P.                                (j)                (j)           5,901,522(c)           35.3%

Leonard Tow.............................       26,185,510 (k)       23.2%                -                  -
   50 Locust Avenue
   New Canaan, CT  06840

Claire L. Tow...........................       26,185,510 (1)       23.2%                -                  -
   50 Locust Avenue
   New Canaan, CT  06840

David Z. Rosensweig.....................       21,021,298 (m)       18.6%                -                  -
   162 Brite Avenue
   Scarsdale, NY  10583

(a) The holders of Class B common stock are deemed to be beneficial owners of an equal number of shares of Class A common stock because Class B common stock is convertible into Class A common stock on a one-to-one basis. See note (c) below. In addition, the following persons own or have the power to direct the voting of shares of Class A common stock in the following amounts: John J. Rigas, 431,800 shares - 71,700 shares directly and 360,100 shares through Doris Holdings, L.P. ("Doris"); Michael J. Rigas, 193,500 shares - 200 shares directly and 193,300 shares through Doris; Timothy J. Rigas, 193,500 shares - 200 shares directly and 193,300 shares through Doris; James P. Rigas, 193,300 shares through Doris. John
J. Rigas shares voting power with his spouse with respect to 106,300 of such shares held through Doris. Each of John J. Rigas, Michael J. Rigas, Timothy J. Rigas and James P. Rigas also shares voting and dispositive power with respect to the 5,901,522 shares of Class B common stock owned by Highland 2000, L.P., the 18,490,230 shares of Class A common beneficially owned by Highland Holdings and subsidiaries ("Highland"), the 4,000,000 shares of Class A common held by Highland Holdings II ("Highland II") and the other 1,458,151 shares of Class A common held by Doris. See notes (h) and (i).

(b) After giving effect to the conversion solely by each individual holder of all of his Class B common stock into Class A common stock and including all shares of Class A common stock, and the conversion into Class A common stock of Series C Cumulative Convertible Preferred Stock, currently held by such individual holder or over which such individual holder has or shares voting or investment power as disclosed in notes (a) above or (h) and (i) below, the percentage of Class A common stock owned by John J. Rigas, Michael J. Rigas, Timothy J. Rigas and James P. Rigas would be 27.4%, 25.1%, 25.1% and 24.7%, respectively. Further, after giving effect to an additional 4,919,340 shares of Class A common stock of which John J. Rigas has the right to direct the voting in the election of directors pursuant to a Class B Stockholders Agreement (and assuming the parties to such agreement converted their Class B common stock into Class A common stock), as to all of which additional shares John J. Rigas disclaims beneficial ownership, the percentage of Class A common stock owned by John J. Rigas would be 30.0%.

(c) The respective amounts shown include 97,949 of the same shares of Class B common stock which are owned of record by Dorellenic, a general partnership in which the five named individual Rigas family members are general partners and 5,901,522 of the same shares of Class B common stock which are owned by Highland 2000, L.P., a limited partnership in which the five named individual Rigas family members are limited partners, and such shares are only included once for "all executive officers and directors as a group." The named Rigas individuals have shared voting and investment power with respect to these shares. The shares of Class B common stock shown for Peter L. Venetis represent the shares beneficially owned by his wife, Ellen K. Rigas. The amounts shown do not include any of the 2,500,000 shares of Class B common stock that Highland has agreed to purchase from Adelphia on or before July 2, 2000, pursuant to an agreement between Adelphia and Highland dated October 1, 1999.

(d) Less than 1%.

(e) Peter L. Venetis is the husband of Ellen K. Rigas. As a result, he is deemed to beneficially own indirectly the shares beneficially owned by Ellen K. Rigas. Based upon 2,500 shares of Class A common stock owned directly by Mr. Venetis and the shares of Class A common stock owned or deemed to be owned beneficially by Ellen K. Rigas, the percentage of Class A common stock owned or deemed to be beneficially owned by Mr. Venetis would be 22.3%. See notes (c), (f), (g) and
(i).

(f) As a holder of Class B common stock, Ellen K. Rigas is deemed to be the beneficial owner of an equal number of shares of Class A common stock because Class B common stock is convertible into Class A common stock on a one-to-one basis. In addition, Ellen K. Rigas owns 1,600 shares of Class A common stock directly and shares voting and investment power with respect to 18,490,230 shares of Class A common stock held by Highland and 4,000,000 shares of Class A common stock held by Highland II. See also notes (c) and (i). Ellen K. Rigas is the daughter of John J. Rigas.

(g) After giving effect to the conversion of all of Ellen K. Rigas' Class B common stock into shares of Class A common stock and including all shares of Class A common stock, and the conversion into Class A common stock of Series C Cumulative Convertible Preferred Stock held by Ellen K. Rigas or over which Ellen K. Rigas has or shares voting or investment power as discussed in note (i) below, the percentage of Class A common stock owned by Ellen K. Rigas would be 22.3%.

(h) Doris and Eleni Acquisition, Inc., the general partner of Doris, are affiliates of John J. Rigas, Michael J. Rigas, Timothy J. Rigas and James P. Rigas, each of whom has shared voting and investment power with respect to the shares held by Doris. In addition, through irrevocable proxies, each of the above-named individuals shares with Doris the power to vote or direct the vote of such number of shares of Class A common stock held as is described in note
(a).

(i) Each of Highland and Highland II is a general partnership, the general partners of which are John J. Rigas, Michael J. Rigas, Timothy J. Rigas, James
P. Rigas and Ellen K. Rigas. These Rigas family members may be deemed to share voting and investment power with respect to the shares held by Highland's wholly owned subsidiaries, Highland Communications, L.L.C. and Highland Preferred Communications, L.L.C., and also with respect to the shares held by Highland II. The amount shown for Highland Preferred Communications, L.L.C. includes, and the percentage shown reflects, 9,433,962 shares of Class A common stock into which the 80,000 shares of Adelphia's Series C Cumulative Convertible preferred stock held by Highland Preferred Communications, L.L.C. is convertible. The amount shown for Highland Communications, L.L.C. includes 9,006,268 shares of Class A common stock held directly by it and 50,000 shares of Class A common stock held by Bucktail Broadcasting Corporation, another subsidiary of Highland.

(j) After giving effect to the conversion of all of Highland 2000, L.P.'s Class B common stock into shares of Class A common stock, the percentage of Class A common stock owned by Highland 2000, L.P. would be 4.96%.

(k) Includes 6,328,804 shares as to which Mr. Tow has sole voting and investment power. Also includes 19,729,016 shares held by trusts and foundations (17,307,308 of which are held by the Claire Tow Trust, 50 Locust Avenue, New Canaan, CT 06840) as to which he shares voting and investment power with his wife, Claire L. Tow, and David Z. Rosensweig. Also includes 127,690 shares described in note (l) as to which Mrs. Tow has sole voting and investment power, as to which shares Mr. Tow disclaims beneficial ownership.

(l) Includes 127,690 shares as to which Mrs. Tow has sole voting and investment power, comprised of 16,046 shares of which she is the record and beneficial owner and 111,644 shares that she has the right to acquire pursuant to stock options. Also includes the 19,729,016 shares described in note (k) as to which she shares voting and investment power with Mr. Tow and Mr. Rosensweig. Also includes the 6,328,804 shares described in note (k) as to which Mr. Tow has sole voting and investment power, as to which shares Mrs. Tow disclaims beneficial ownership.

(m) Includes 15,000 shares as to which Mr. Rosensweig has sole voting and investment power. Also includes the 19,729,016 shares described in note (k) as to which he shares voting and investment power with Mr. and Mrs. Tow and 1,277,282 shares held in trust over which he is the sole trustee, as to all of which shares he disclaims beneficial ownership.


         John J. Rigas, Michael J. Rigas, Timothy J. Rigas, James P. Rigas, Ellen K. Rigas, Dorellenic and the Company are parties to a Class B Stockholders Agreement providing that such stockholders shall vote their shares of common stock for the election of directors designated by a majority of voting power (as defined in the Agreement) of the shares of common stock held by them. The Class B Stockholders Agreement also provides that, in the absence of the consent of the holders of a majority of the voting power of the shares of common stock owned by the parties to the Agreement, (i) none of the stockholder parties may sell, assign or transfer all or any part of their shares of common stock in a public sale (as defined in the Agreement) without first offering the shares to the other parties to the Agreement and (ii) no stockholder party may accept a bona fide offer from a third party to purchase shares of such stockholder without first offering the shares to the Company and then to the other parties to the Class B Stockholders Agreement. In addition, each party has certain rights to acquire the shares of common stock of the others under certain conditions.

Item 13. Certain Relationships and Related Transactions

Management Services

         During the year ended December 31, 1999, the Company provided management services for certain cable television systems not owned by the Company, including managed partnerships ("Managed Partnerships") in which John
J. Rigas, Michael J. Rigas, Timothy J. Rigas, James P. Rigas and Ellen K. Rigas had varied ownership interests. These services included supervision of technical and business operations, accounting, marketing, programming, purchasing, field engineering and other technical and administrative nonfield services. During this period, the Managed Partnerships paid the Company up to five percent of system revenues for such services. Other fees were charged by the Company to the Managed Partnerships during this period for goods and services including mark-ups on the Company's pay programming, placement fees associated with pending acquisitions, and other goods and services. In addition, the Managed Partnerships charged the Company for system and corporate costs during this period. The net fees and expenses charged by the Company to Managed Partnerships amounted to $5,136,000 for the year ended December 31, 1999. In addition, the Company paid $11,227,000 to other entities owned by members of the Rigas family, primarily for property, plant and equipment and services.

Loans to and from Affiliates

         Certain loans to and from the Company by or to affiliates as of December 31, 1999 are summarized below. Interest is charged on such loans to affiliates at rates which ranged from 9.00% to 11.31% for the year ended December 31, 1999.

         Total interest income on loans to managed affiliates aggregated $10,781,000 for the year ended December 31, 1999.

         Net receivables due from the Managed Partnerships for advances made by the Company for the construction and acquisition of cable television systems and for working capital purposes, including accrued interest thereon, were $144,217,000 at December 31, 1999.

         During the year ended December 31, 1999 the Company made net advances of $5,042,000 to Dorellenic. At December 31, 1999, net receivables from Dorellenic (including accrued interest) were $34,360,000. Amounts advanced to Dorellenic were primarily used for working capital purposes.

         During fiscal 1990 and 1991, the Company loaned an aggregate $255,000 to Daniel R. Milliard, a former officer and director, and an unaffiliated third party, pursuant to several revolving term and term notes, for capital expenditures and working capital purposes. As of December 31, 1999, the outstanding amount of these loans was $152,500 including accrued interest.

         On an end-of-quarter basis, the largest aggregate amount of net outstanding loans and advances receivable from affiliates (directors, executive officers and five-percent shareholders) or entities they control, including John
J. Rigas, Michael J. Rigas, Timothy J. Rigas, James P. Rigas, Ellen K. Rigas, Dorellenic and/or the Managed Partnerships during the year ended December 31, 1999 was $178,577,000. No related party advances are collateralized.


         As of December 31, 1999, the Company had capital funding notes with Niagara Frontier Hockey, L.P. ("NFHLP") of approximately $47,533,000. These amounts represent advances to NFHLP plus accrued return of 14.0%. The return on these capital funding notes amounted to approximately $3,800,000 for the year ended December 31, 1999. The Rigas family is an affiliate of NFHLP and has entered into an agreement to acquire all the voting interests of NFHLP.

Co-Borrowing Agreements

         On March 29, 1996, a subsidiary of the Company entered into a $200,000,000 loan agreement with a Managed Partnership and an Olympus subsidiary, as co-borrowers, which agreement remained in effect during the year ended December 31, 1999.

         On May 6, 1999, certain subsidiaries and affiliates of Adelphia and Olympus, including Hilton Head Communications, L.P., a Rigas family partnership, closed on an $850,000,000 credit facility with several banks. The credit facility consists of a $600,000,000 8 1/2 year reducing revolving credit loan and a $250,000,000 9 year term loan, and remained in effect during the year ended December 31, 1999.

Business Opportunities

         The Company's executive officers are parties to a Business Opportunity Agreement, dated July 1, 1986 (the "Business Opportunity Agreement"), under which they have agreed not to acquire an interest (except that such persons may, individually for their own account, engage in regular portfolio trading of publicly traded securities of companies in the cable television industry) in any cable television system except: cable television systems which they or their affiliates (excluding the Company) owned, in whole or in part, operated or had agreed to acquire as of July 1, 1986; any expansions of such systems within the same county or an adjacent county (except for systems which are also contiguous to Company-owned systems); and systems which the Company elects not to acquire under its right of first refusal described below and any expansions of such systems within the same county or an adjacent county (except for systems which are also contiguous to Company-owned systems). Otherwise, the executive officers will first offer to the Company the opportunity to acquire or invest in any cable television system or franchise therefor or interest therein that is offered or available to them. If a majority of the Company's Board of Directors, including a majority of the independent directors, rejects such offer, the executive officers may acquire or invest in all of such cable television systems or franchises therefor or interest therein or with others on terms no more favorable to them than those offered to the Company.

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

         On January 29, 1999, Adelphia purchased from Telesat Cablevision, Inc., ("Telesat") a subsidiary of FPL Group, Inc., shares of Adelphia stock owned by Telesat for a price of $149,213,000. In the transaction, Adelphia purchased 1,091,524 shares of its Class A common stock and 20,000 shares of its Series C Cumulative convertible preferred stock which are convertible into an additional 2,358,490 shares of Class A common stock. These shares represent 3,450,014 shares of Class A common stock on a fully converted basis. On October 1, 1999, the redemption of Telesat's interests in Olympus Communications, L.P. was completed. The redemption was made for non-cash assets of Olympus of approximately $100,000,000 pursuant to a January 1999 redemption agreement. Prior to these transactions, Mr. Dennis Coyle was the nominee of Telesat to Adelphia's Board of Directors.

         On March 2, 1999, Adelphia Business Solutions issued $300,000,000 of 12% Senior Subordinated Notes due 2007. Highland Holdings, an entity controlled by members of the Rigas family, purchased $100,000,000 of the $300,000,000 of Senior Subordinated Notes directly from Adelphia Business Solutions at a price equal to the aggregate principal amount less the discount to the initial purchasers of the other $200,000,000 of Senior Subordinated Notes.

         On April 9, 1999, Adelphia entered into a stock purchase agreement with Highland Holdings in which Adelphia agreed to sell to Highland Holdings, and Highland Holdings agreed to purchase $375,000,000 of Adelphia Class B common stock. The purchase price per share for the Class B common stock was equal to $60.76 (the public offering price in Adelphia's April 28, 1999 public offering, less the underwriting discount), plus an interest factor. This transaction closed on January 21, 2000. In addition, the Rigas family waived their rights under the Business Opportunity Agreement to acquire certain basic subscribers in the Philadelphia area in connection with Adelphia's acquisition, on October 1, 1999, of the cable television systems owned by Harron Communications Corp.

         On October 1, 1999, Adelphia entered into a stock purchase agreement with Highland Holdings in which Adelphia agreed to sell to Highland Holdings and Highland Holdings agreed to purchase $137,500,000 of Adelphia's Class B common stock. The purchase price for the Class B common stock will be $55.00 per share, which is equal to the public offering price less the underwriting discount in the October 6, 1999 public offering of Class A common stock, plus an interest factor. Closing under this stock purchase agreement is to occur by July 2, 2000 as determined by Highland Holdings at its discretion.

         The Company and Adelphia Business Solutions and members of or entities controlled by the Rigas family have entered into various registration rights agreements regarding the common stock and Senior Subordinated Notes owned by the Rigas family.

         From time to time, the Company makes announcements regarding proposed transactions that may involve affiliates of the Company. No assurance can be given that these transactions will be consummated.