Form 10-Q
period 2000-03-31
ADELPHIA COMMUNICATIONS CORP
filed 2000-05-15
CIK 796486

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 X Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act
----
    of 1934

                  For the quarterly period ended March 31, 2000

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

              Yes   X                              No ______
                    --

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

At May 15, 2000, 113,051,118 shares of Class A Common Stock, par value $.01 per share, and 16,735,998 shares of Class B Common Stock, par value $.01 per share, of the registrant were outstanding.


                       ADELPHIA COMMUNICATIONS CORPORATION

                                TABLE OF CONTENTS

                                                                                                           Page Number

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets - December 31, 1999 and

          March 31, 2000...............................................................................            3

         Condensed Consolidated Statements of Operations - Three Months Ended

          March 31, 1999 and 2000......................................................................            4

         Condensed Consolidated Statements of Cash Flows - Three Months Ended

          March 31, 1999 and 2000......................................................................            5

         Notes to Condensed Consolidated Financial Statements..........................................            6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
              of Operations...........................................................................            12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...................................            24

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings............................................................................            26

Item 2.  Changes in Securities and Use of Proceeds....................................................            27

Item 3.  Defaults Upon Senior Securities..............................................................            27

Item 4.  Submission of Matters to a Vote of Security Holders..........................................            27

Item 5.  Other Information............................................................................            27

Item 6.  Exhibits and Reports on Form 8-K.............................................................            27


SIGNATURES............................................................................................            28




                                            PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                 ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                                     (Dollars in thousands, except share amounts)

                                                                                     December 31,          March 31,
                                                                                         1999                2000
                                                                                    ----------------    -----------------
ASSETS:

Property, plant and equipment - net                                                 $    3,972,329      $     4,255,851
Intangible assets - net                                                                 12,095,873           12,038,360
Cash and cash equivalents                                                                  186,874              163,599
U.S. government securities - pledged                                                        29,899               14,941
Investments                                                                                280,874              320,511
Subscriber receivables - net                                                               194,399              199,340
Prepaid expenses and other assets - net                                                    328,675              345,818
Related party receivables - net                                                            178,577              254,116
                                                                                    ----------------    -----------------
          Total                                                                     $   17,267,500      $    17,592,536
                                                                                    ================    =================

LIABILITIES, PREFERRED STOCK, COMMON STOCK AND
OTHER  STOCKHOLDERS' EQUITY:

Subsidiary debt                                                                     $    6,513,813      $     6,606,251
Parent debt                                                                              2,777,919            2,778,257
Accounts payable                                                                           442,561              446,832
Subscriber advance payments and deposits                                                    57,651               71,844
Accrued interest and other liabilities                                                     495,564              501,193
Deferred income taxes                                                                    2,113,097            2,073,995
                                                                                    ----------------    -----------------
          Total liabilities                                                             12,400,605           12,478,372
                                                                                    ----------------    -----------------

Minority interests                                                                         736,497              721,029
                                                                                    ----------------    -----------------

Adelphia Business Solutions redeemable exchangeable preferred stock                        260,848              269,483
                                                                                    ----------------    -----------------

13% Series B cumulative redeemable exchangeable preferred stock                            148,363              148,406
                                                                                    ----------------    -----------------

Commitments and contingencies (Note 8)

Convertible preferred stock, common stock and other stockholders' equity:

8 1/8% Series C convertible preferred stock ($100,000 liquidation preference)                    1                    1
5 1/2% Series D convertible preferred stock ($575,000 liquidation preference)                   29                   29
Class A common stock, $.01 par value, 1,200,000,000 shares authorized,
  113,051,118 shares issued                                                                  1,131                1,131
Class B common stock, $.01 par value, 300,000,000 shares authorized,
  10,834,476 and 16,735,998 shares issued and outstanding, respectively                        108                  167
Additional paid-in capital                                                               5,863,633            6,226,022
Accumulated deficit                                                                     (1,997,553)          (2,100,843)
Accumulated other comprehensive income (loss)                                                3,239               (1,860)
Treasury stock, at cost, 1,091,524 shares of Class A common stock and
   20,000 shares of 8 1/8% Series C convertible preferred stock, respectively             (149,401)            (149,401)
                                                                                    ----------------    -----------------
   Convertible preferred stock, common stock and
     other stockholders'  equity                                                         3,721,187            3,975,246
                                                                                    ----------------    -----------------
          Total                                                                     $   17,267,500      $    17,592,536
                                                                                    ================    =================

                               See notes to condensed consolidated financial statements.



                                 ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                   (Dollars in thousands, except per share amounts)

                                                                                            Three Months Ended
                                                                                                March 31,
                                                                                   -------------------------------------
                                                                                         1999                2000
                                                                                   -----------------   -----------------

Revenues                                                                            $      201,604      $      672,719
                                                                                   -----------------   -----------------

Operating expenses:
  Direct operating and programming                                                          67,295             240,996
  Selling, general and administrative                                                       49,111             169,388
  Depreciation and amortization                                                             56,815             200,479
  Merger and integration costs                                                                 --                1,218
                                                                                   -----------------   -----------------
          Total                                                                            173,221             612,081
                                                                                   -----------------   -----------------


Operating income                                                                            28,383              60,638
                                                                                   -----------------   -----------------

Other income (expense):
  Interest expense - net                                                                   (67,464)           (198,392)
  Equity in loss of Olympus and other joint ventures                                       (14,861)             (3,309)
  Equity in loss of Adelphia Business Solutions joint ventures                              (3,803)               (105)
  Minority interest in net losses of subsidiaries                                           12,914              18,911
  Adelphia Business Solutions preferred stock dividends                                     (7,619)             (8,635)
  Priority investment income from Olympus                                                   12,000                 --
  Other                                                                                      2,354                 (92)
                                                                                   -----------------   -----------------

          Total                                                                            (66,479)           (191,622)
                                                                                   -----------------   -----------------

Loss before income taxes and extraordinary loss                                            (38,096)           (130,984)
Income tax benefit                                                                           2,897               29,489
                                                                                   -----------------   -----------------

Loss before extraordinary loss                                                             (35,199)           (101,495)
Extraordinary loss on early retirement of debt                                              (8,589)                --
                                                                                   -----------------   -----------------

Net loss                                                                                   (43,788)           (101,495)
Dividend requirements applicable to preferred stock                                         (6,500)            (14,406)
                                                                                   -----------------   -----------------

Net loss applicable to common stockholders                                                 (50,288)           (115,901)

Other comprehensive loss - unrealized loss on available-for-sale
    securities (net of income tax benefit of $3,979)                                           --               (5,099)
                                                                                   -----------------   -----------------

Comprehensive loss                                                                  $      (50,288)     $      (121,000)
                                                                                   =================   =================

Basic and diluted net loss per weighted average share of
  common stock before extraordinary loss                                            $        (0.80)     $         (.91)
Basic and diluted extraordinary loss on early retirement of debt per
  weighted average share of common stock                                                     (0.17)                --
                                                                                   -----------------   -----------------
Basic and diluted net loss per weighted average share
  of common stock                                                                   $        (0.97)     $         (.91)
                                                                                   =================   =================

Weighted average shares of common  stock
  outstanding (in thousands)                                                                52,019             127,333
                                                                                   =================   =================


                               See notes to condensed consolidated financial statements.



                                 ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                                (Dollars in thousands)

                                                                                       Three Months Ended March 31,
                                                                                    ------------------------------------
                                                                                           1999                2000
                                                                                    ----------------    ----------------
Cash flows from operating activities:

  Net loss                                                                           $     (43,788)      $    (101,495)
    Adjustments to reconcile net loss to net cash (used for) provided by operating activities:

        Depreciation and amortization                                                       56,815             200,479
        Noncash interest expense                                                             7,952              38,288
        Noncash dividends                                                                    7,619               8,635
        Equity in loss of Olympus and other joint ventures                                  14,861               3,309
        Equity in loss of Adelphia Business Solutions joint ventures                         3,803                 105
        Gain on sale of investments                                                         (2,354)                --
        Minority interest in losses of subsidiaries                                        (12,914)            (18,911)
        Extraordinary loss on early retirement of debt                                       8,589                 --
        Decrease in deferred income taxes                                                   (2,858)            (35,123)
        Changes in operating assets and liabilities, net of effect of acquisitions:
           Subscriber receivables                                                           (3,256)             (4,745)
           Prepaid expenses and other assets                                               (30,711)            (46,872)
           Accounts payable                                                                (27,154)              3,492
           Subscriber advance payments and deposits                                          4,617              14,187
           Accrued interest and other liabilities                                          (23,082)            (23,505)
                                                                                    ----------------    ----------------
Net cash (used for) provided by operating activities                                       (41,861)             37,844
                                                                                    ----------------    ----------------

Cash flows from investing activities:

  Acquisitions                                                                            (111,372)            (10,037)
  Expenditures for property, plant and equipment                                           (81,552)           (384,382)
  Investments in Adelphia Business Solutions joint ventures                                (18,572)             (1,375)
  Investments in other joint ventures                                                       (2,836)            (15,435)
  Sale of U.S. government securities - pledged                                              15,322              15,312
  Amounts invested in and advanced to related parties                                     (179,372)            (75,539)
  Other                                                                                      2,400               2,158
                                                                                    ----------------    ----------------
Net cash used for investing activities                                                    (375,982)           (469,298)
                                                                                    ----------------    ----------------

Cash flows from financing activities:

  Proceeds from debt                                                                       700,000             254,310
  Repayments of debt                                                                      (703,715)           (200,803)
  Costs associated with financings                                                         (11,239)               (786)
  Premium paid on early retirement of debt                                                  (7,413)                --
  Net proceeds from issuance of Class A common stock                                       371,806                 --
  Net proceeds from issuance of Class B common stock                                           --              374,739
  Payments to acquire treasury stock                                                      (149,213)                 -
  Preferred stock dividends paid                                                           (11,375)            (19,281)
                                                                                    ----------------    ----------------
Net cash provided by financing activities                                                  188,851             408,179
                                                                                    ----------------    ----------------

Decrease in cash and cash equivalents                                                     (228,992)            (23,275)

Cash and cash equivalents, beginning of period                                             398,644             186,874
                                                                                    ----------------    ----------------

Cash and cash equivalents, end of period                                             $     169,652       $     163,599
                                                                                    ================    ================



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

         In the opinion of management, all adjustments, consisting of only normal recurring accruals necessary for a fair presentation of the financial position of Adelphia at March 31, 2000, and the results of operations for the three months ended March 31, 1999 and 2000, have been included. These condensed consolidated financial statements should be read in conjunction with Adelphia's consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

1.       Significant Events and Items Subsequent to December 31, 1999:

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

         On January 10, 2000, Adelphia Business Solutions entered into an agreement with Williams Communications, Inc. ("Williams") to purchase an indefeasible right of use ("IRU") for a total of 4,543 route miles of fiber in the western United States at a cost of approximately $23,000.

         On January 21, 2000, Adelphia closed the previously announced direct placement of 5,901,522 shares of Adelphia Class B common stock with Highland 2000, L.P., a limited partnership owned by the Rigas family. Adelphia used a portion of the proceeds of approximately $375,000 from this direct placement to repay borrowings under revolving credit facilities of its subsidiaries, which may be reborrowed and used for general corporate purposes.

         During January 2000, Adelphia Business Solutions entered into an IRU agreement with Level 3 Communications ("Level 3") for approximately 3,100 long-haul route miles throughout much of the western United States. In addition, Adelphia Business Solutions entered into an agreement with Level 3 to acquire access to approximately 750 miles of metro duct in the following central business districts: Chicago, Cincinnati, Dallas, Denver, Detroit, Los Angeles, Orlando, Phoenix, San Diego, San Francisco, San Jose and Seattle. The total cost of the agreement is approximately $54,600.

         On March 21, 2000, Adelphia Business Solutions entered into a purchase agreement to acquire Allegheny Communications Connect, Inc's ("Allegheny's") 50% interest in the jointly owned network in State College, Pennsylvania, and to make certain changes to the fiber lease agreement with Allegheny for this network. The consideration to be paid to Allegheny under the purchase agreement is 330,000 shares of Adelphia Business Solutions' Class A common stock. The consummation of this transaction is subject to certain regulatory approvals and customary closing conditions.

         Subsequent to March 31, 2000, Adelphia Business Solutions was the successful bidder, in the Federal Communications Commission ("FCC") auction, for 177 licenses in the 39 Ghz spectrum covering approximately 164,000,000 Points of Presence ("POPS"). Adelphia Business Solutions has made a deposit of $15,000 of the total $77,605 purchase price with the remaining balance due at the time the licenses are granted, which Adelphia Business Solutions believes will be during the second or third quarter of 2000.

         Subsequent to March 31, 2000 Adelphia Business Solutions and Bell Atlantic reached a proposed settlement for outstanding amounts due to Adelphia Business Solutions from Bell Atlantic. As a result of the proposed settlement, Adelphia Business Solutions increased its bad debt reserve $6,981 during the quarter ended March 31, 2000.

         On April 14, 2000, certain subsidiaries and affiliates of Adelphia closed on a $2,250,000 bank credit facility. The credit facility consists of a $1,500,000 8 3/4 year reducing revolving credit loan and a $750,000 9 year term loan. Proceeds from initial borrowings were used to repay existing indebtedness which may be reborrowed and used for capital expenditures, acquisitions, investments and other general corporate purposes.

         Adelphia completed several significant acquisitions during the quarter ended December 31, 1999. Reference is made to Note 1 to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 1999 for additional information regarding these acquisitions. The following unaudited financial information assumes that the acquisitions that were consummated after September 30, 1999 had occurred on January 1, 1999.

                                                                                        Three Months
                                                                                           Ended
                                                                                         March 31,
                                                                                            1999

                                                                                    -------------------

              Revenues                                                              $         586,148
              Loss before extraordinary loss                                                  (70,394)
              Net loss                                                                        (85,483)
              Basic and diluted net loss per weighted average
                  share of common stock                                                          (.79)


     The above financial information excludes the gain on the sale of discontinued operations of Centennial Cellular and the Australian operations of Arahova Communications, Inc. of approximateley $314,000, during the three months ended March 31, 1999.

2.  Debt:

         Debt is summarized as follows:

         Subsidiary Debt:

                                                                                   December 31,         March 31,
                                                                                       1999                2000
                                                                                  ----------------   -----------------
               Notes to banks and institutions                                    $     3,088,477     $     3,145,897
               13% Senior Discount Notes of Adelphia Business
                 Solutions due 2003                                                       253,860             262,767
               12 1/4% Senior Secured Notes of Adelphia Business
                 Solutions due 2004                                                       250,000             250,000
               12% Senior Subordinated Notes of Adelphia Business
                   Solutions due 2007                                                     300,000             300,000
               10 5/8% Senior Notes of Olympus due 2006                                   203,537             203,408
               11% Senior Subordinated Notes of FrontierVision
                 Due 2006                                                                 212,541             212,082
               11 7/8% Senior Discount Notes Series A of
                 FrontierVision due 2007                                                  205,979             211,239
               11 7/8% Senior Discount Notes Series B of
                 FrontierVision due 2007                                                   78,522              79,997
               9 1/2% Senior Notes of Arahova due 2000                                    148,773             150,614
               9 3/4% Senior Notes of Arahova due 2002                                    201,172             201,881
               Zero Coupon Senior Discount Notes of Arahova due 2003                      318,234             327,982
               9 1/2% Senior Notes of Arahova due 2005                                    250,852             251,299
               8 7/8% Senior Notes of Arahova due 2007                                    242,542             243,131
               8 3/4% Senior Notes of Arahova due 2007                                    216,105             216,668
               8 3/8% Senior Notes of Arahova due 2017                                     94,048              94,186
               8 3/8% Senior Notes of Arahova due 2007                                     94,106              94,412
               Senior Discount Notes of Arahova due 2008                                  267,105             275,343
               Other subsidiary debt                                                       87,960              85,345
                                                                                  ----------------   -----------------
                   Total subsidiary debt                                          $     6,513,813     $     6,606,251
                                                                                  ================   =================


         The following information updates to March 31, 2000, unless otherwise noted, certain disclosures included in Note 3 to Adelphia's consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 1999.



             Weighted average interest rate payable by subsidiaries
                under credit agreements with banks and institutions                                        7.69%
             Percentage of total indebtedness that bears interest at
                fixed rates for at least one year                                                          73.9%



         Parent Debt:

                                                                                December 31,          March 31,
                                                                                    1999                2000
                                                                             -----------------   -----------------

           10 1/4% Senior Notes due 2000                                     $         99,872     $        99,928
             9 1/4% Senior Notes due 2002                                             325,000             325,000
             8 1/8% Senior Notes due 2003                                             149,419             149,453
           10 1/2% Senior Notes due 2004                                              150,000             150,000
             7 1/2% Senior Notes due 2004                                             100,000             100,000
             9 7/8% Senior Notes due 2007                                             347,791             347,843
             8 3/8% Senior Notes due 2008                                             299,259             299,275
             7 3/4% Senior Notes due 2009                                             300,000             300,000
             7 7/8% Senior Notes due 2009                                             350,000             350,000
             9 3/8 Senior Notes due 2009                                              496,020             496,153
             9 7/8% Senior Debentures due 2005                                        128,711             128,758
             9 1/2% Pay-In-Kind Notes due 2004                                         31,847              31,847
                                                                             -----------------   -----------------
                     Total parent debt                                       $      2,777,919     $     2,778,257
                                                                             =================   =================

3.  Investments:


      Adelphia's nonconsolidated investments are as follows:

                                                                                December 31,        March 31,
                                                                                    1999              2000
                                                                             ----------------- ------------------
      Investments accounted for using the equity method:
      --------------------------------------------------
      Gross investment:
        Adelphia Business Solutions' joint ventures                           $       61,400   $         62,775
        Mobile communications                                                         19,865             20,441
        Programming ventures                                                          10,627             19,028
        Other                                                                          1,430              2,050
                                                                             ----------------- ------------------
           Total                                                                      93,322            104,294
                                                                             ----------------- ------------------

      Investments accounted for using the cost method:

      Niagara Frontier Hockey, L.P.                                                   47,533             47,533
      Benbow PCS Ventures, Inc.                                                       17,192             17,192
      Convertible preferred stock                                                     87,433             87,433
      Programming ventures                                                               --               5,000
      Other                                                                           12,972             13,203
                                                                             ----------------- ------------------
           Total                                                                     165,130            170,361
                                                                             ----------------- ------------------

      Investments accounted for as available-for-sale securities:

      Common stock warrants                                                           49,890             76,129
                                                                             ----------------- ------------------

      Total investments before cumulative equity in net losses                       308,342            350,784
      Cumulative equity in net losses                                                (27,468)           (30,273)
                                                                             ----------------- ------------------
      Total investments                                                       $      280,874   $        320,511
                                                                             ================= ==================

4.  Related Party Receivables - Net:

         Related party receivables - net represent advances to and management fees and other fees from managed partnerships, the Rigas family and Rigas family controlled entities. No related party advances are collateralized.

5.  Net Loss Per Weighted Average Share of Common Stock:

         Basic net loss per weighted average share of common stock is computed based on the weighted average number of common shares outstanding after giving effect to dividend requirements on the Company's preferred stock. Diluted net loss per common share is equal to basic net loss per common share because the Company's convertible preferred stock and outstanding stock options had an antidilutive effect for the periods presented; however, the convertible preferred stock and outstanding stock options could have a dilutive effect on earnings per share in future periods.

6.  Supplemental Financial Information:

         Cash payments for interest were $97,200 and $182,237 for the three months ended March 31, 1999 and 2000, respectively. Accumulated depreciation of property, plant and equipment amounted to $1,138,407 and $1,253,243 at December 31, 1999 and March 31, 2000, respectively. Accumulated amortization of intangible assets amounted to $615,772 and $697,217 at December 31, 1999 and March 31, 2000, respectively. Interest expense - net includes interest income of $14,425 and $4,214 for the three months ended March 31, 1999 and 2000, respectively. Interest income includes interest income from affiliates on long-term loans and for reimbursement of interest expense on revolving credit agreements related to short-term borrowings by such affiliates.

7.  Income Taxes:

         Income tax benefit for the three months ended March 31, 1999 and 2000 was substantially comprised of deferred tax.

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

         At its January 2000 meeting, the Emerging Issues Task Force ("EITF") reached consensus with respect to issues related to EITF 98-3, "Determining Whether a Transaction is an Exchange of Similar Productive Assets or a Business Combination." As a result of this consensus, Adelphia will be required to account for cable system swaps with third parties as a purchase and a disposition of a business at fair value. Management of the Company will monitor the impact of EITF 98-3 as it relates to future transactions of the Company.

10.  Business Segment Information:

         Refer to Item 2 of this Quarterly Report on Form 10-Q for information regarding business segments as of December 31, 1999 and March 31, 2000 and for the three months ended March 31, 1999 and 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
               (Dollars in thousands)

Results of Operations

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Quarterly Report on Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, is forward-looking, such as information relating to the effects of future regulation, future capital commitments and the effects of competition. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. These "forward looking statements" can be identified by the use of forward-looking terminology such as "believes", "expects," "may," "will," "should," "intends" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions, acquisitions and divestitures, the availability and cost of capital, government and regulatory policies, the pricing and availability of equipment, materials, inventories and programming, product acceptance, technological developments and changes in the competitive environment in which the Company operates. Persons reading this Quarterly Report on Form 10-Q are cautioned that forward-looking statements herein are only predictions, that no assurance can be given that the future results will be achieved, and that actual events or results may differ materially as a result of the risks and uncertainties facing the Company. For further information regarding these risks and uncertainties and their potential impact on the Company, see the prospectus and most recent prospectus supplement filed under Registration Statement No. 333-78027, under the caption "Risk Factors."

         Adelphia Communications Corporation and its subsidiaries ("Adelphia" or the "Company") operate primarily in two lines of business within the telecommunications industry: cable television and related investments ("Adelphia, excluding Adelphia Business Solutions" or "Cable and Other Segment") and competitive local exchange carrier ("CLEC") telephony ("Adelphia Business Solutions" or "CLEC Segment"). The balance sheet data as of December 31, 1999 and March 31, 2000, and the other data for the three months ended March 31, 1999 and 2000, of Adelphia Business Solutions presented below have been derived from the consolidated financial statements of Adelphia Business Solutions not included herein.

         A majority owned subsidiary of the Company, Adelphia Business Solutions, together with its subsidiaries owns CLEC networks and investments in CLEC joint ventures and manages those networks and joint ventures. Adelphia Business Solutions is an unrestricted subsidiary for purposes of the Company's indentures. For further information regarding Adelphia Business Solutions, which also files reports pursuant to the Securities Exchange Act of 1934, see Adelphia Business Solutions' Form 10-Q for the quarterly period ended March 31, 2000.

         Summarized unaudited financial information of Adelphia Consolidated, Adelphia Business Solutions and Adelphia, excluding Adelphia Business Solutions is as follows:


Balance Sheet Data:                                                    December 31,        March 31,
                                                                           1999              2000
                                                                     ----------------  ----------------
Adelphia Consolidated

  Total assets                                                        $   17,267,500    $   17,592,536
  Total debt                                                               9,291,732         9,384,508
  Cash and cash equivalents                                                  186,874           163,599
  Investments (a)                                                            308,342           350,784
  Redeemable preferred stock                                                 409,211           417,889
  Convertible preferred stock  (liquidation preference)                      675,000           675,000

Adelphia Business Solutions

  Total assets (b)                                                    $    1,171,074    $    1,349,232
  Total debt                                                                 845,178           852,597
  Cash and cash equivalents                                                    2,133             4,283
  Investments (a)                                                             61,400            62,775
  Redeemable preferred stock                                                 260,848           269,483

Adelphia, excluding Adelphia Business Solutions

  Total assets                                                        $   16,096,426    $   16,243,304
  Total debt                                                               8,446,554         8,531,911
  Cash and cash equivalents                                                  184,741           159,316
  Investments (a)                                                            246,942           288,009
  Redeemable preferred stock                                                 148,363           148,406
  Convertible preferred stock  (liquidation preference)                      675,000           675,000


Other Data:                                                                     Three Months Ended
                                                                                    March 31,

                                                                           -----------------------------
                                                                               1999            2000
                                                                           -------------   -------------
Adelphia Consolidated

  Revenues                                                                  $  201,604      $  672,719
  Priority investment income from Olympus                                       12,000             --
  Operating expenses (c)                                                       116,406         410,384
  Depreciation and amortization expense                                         56,815         200,479
  Operating income                                                              28,383          60,638
  Interest expense - net                                                       (67,464)       (198,392)
  Preferred stock dividends                                                    (14,119)        (23,041)
  Capital expenditures                                                          81,552         384,382
  Cash paid for acquisitions                                                   111,372          10,037
  Cash used for investments                                                     21,408          16,810

Adelphia Business Solutions

  Revenues                                                                  $   21,438      $   69,301
  Operating expenses (c)                                                        29,513          92,578
  Depreciation and amortization expense                                         13,535          19,438
  Operating loss                                                               (21,610)        (42,715)
  Interest expense - net (d)                                                   (10,707)         (7,503)
  Preferred stock dividends                                                     (7,619)         (8,635)
  Capital expenditures                                                          39,684         167,709
  Cash paid for acquisitions                                                    89,750             --
  Cash used for investments                                                     18,572           1,375

Adelphia, excluding Adelphia Business Solutions

  Revenues                                                                  $  180,166      $  603,418
  Priority investment income from Olympus                                       12,000             --
  Operating expenses (c)                                                        86,893         317,806
  Depreciation and amortization expense                                         43,280         181,041
  Operating income                                                              49,993         103,353
  Interest expense - net (e)                                                   (56,757)       (190,889)
  Preferred stock dividends                                                     (6,500)        (14,406)
  Capital expenditures                                                          41,868         216,673
  Cash paid for acquisitions                                                    21,622          10,037
  Cash used for investments                                                      2,836          15,435


(a)      Represents total investments before cumulative equity in net losses.
(b) Amounts exclude receivables from Adelphia of $392,629 and $163,201 as of December 31, 1999 and March 31, 2000, respectively.
(c) Amounts exclude depreciation, amortization and merger and integration costs.
(d) Amounts include interest income from Adelphia of $2,828 and $5,023 for the respective periods.
(e) Amounts include interest expense to Adelphia Business Solutions of $2,828 and $5,023 for the respective periods.

         Adelphia earned substantially all of its revenues in the three months ended March 31, 1999 and 2000 from monthly subscriber fees for basic, satellite, premium and ancillary services (such as installations and equipment rentals), CLEC telecommunications services, local and national advertising sales, high speed data services and pay-per-view programming.

         The changes in Adelphia's operating results for the three months ended March 31, 2000 compared to the same period of the prior year, were primarily the result of acquisitions, rate increases and expansion of existing operations.

         The high level of depreciation and amortization associated with the significant number of acquisitions in recent years, the continued upgrade and expansion of systems and interest costs associated with financing activities will continue to have a negative impact on the reported results of operations. Adelphia expects to report net losses for the next several years.

         Adelphia completed numerous acquisitions during the year ended December 31, 1999. The Company completed the acquisition of Olympus Communications, L.P. ("Olympus") partnerships interests held by FPL Group, Inc. and the acquisitions of FrontierVision Partners, L.P. ("FrontierVision"), Harron Communication Corp., and Arahova Communications, Inc. ("Arahova") (formerly Century Communications Corp.). These acquisitions occurred on October 1, 1999 and are collectively referred to as the Acquisitions. Reference is made to Note 1 of the consolidated financial statements contained in Adelphia's Annual Report on Form 10-K for the year ended December 31, 1999 for additional information regarding these acquisitions.

         The following tables set forth certain cable television system data at the dates indicated for Company Owned and Managed Systems. The "Managed Systems" are affiliated systems managed by Adelphia.


                                                                            March 31,
                                                                 --------------------------------      Percent
                                                                     1999              2000            Increase
                                                                 --------------   ---------------  ----------------
       Homes Passed by Cable

       Company Owned Systems                                         3,179,379         7,784,700           144.8%
       Managed Systems                                                 178,021           180,408             1.3%
                                                                 --------------   ---------------
       Total Systems                                                 3,357,400         7,965,108           137.2%
                                                                 ==============   ===============

       Basic Subscribers

       Company Owned Systems                                         2,246,394         5,003,517           122.7%
       Managed Systems                                                 134,015           134,426             0.3%
                                                                 --------------   ---------------
       Total Systems                                                 2,380,409         5,137,943           115.8%
                                                                 ==============   ===============


         Data for the Olympus systems (which became wholly owned and consolidated on October 1, 1999) is included under Company Owned Systems for all periods presented.

         The following table is derived from Adelphia's Condensed Consolidated Statements of Operations that are included in this Form 10-Q and sets forth the historical percentage relationship to revenues of the components of operating income contained in such financial statements for the periods indicated.


                                                                           Three Months Ended
                                                                                March 31,
                                                                          ----------------------
                                                                             1999        2000
                                                                          ----------  ----------
             Revenues                                                      100.0%      100.0%

             Operating expenses:
               Direct operating and programming                             33.4%       35.8%
               Selling, general and administrative                          24.4%       25.2%
               Depreciation and amortization                                28.2%       29.8%
               Merger and integration costs                                   --         0.2%
                                                                          ----------  ----------

             Operating income                                               14.0%        9.0%
                                                                          ==========  ==========

Cable and Other Segment

         Revenues. The primary revenue sources reflected as a percentage of total revenues were as follows:



                                                                          Three Months Ended
                                                                              March 31,
                                                                       -------------------------
                                                                           1999         2000
                                                                        -----------  -----------
             Cable service and equipment                                   78%          78%
             Premium programming                                           10%           9%
             Advertising sales and other services                          12%          13%


         Revenues increased approximately 234.9% for the three months ended March 31, 2000 compared with the same period of the prior year. The increases are attributable to the following:


             Acquisitions                                                              93%
             Basic subscriber growth                                                    1%
             Cable rate increases                                                      11%
             Premium programming                                                      (10%)
             Advertising sales and other services                                       5%

         Effective August 1, 1999, certain rate increases related to cable services were implemented in substantially all of the Company's systems. Advertising revenues and revenues derived from other strategic service offerings such as paging, high-speed data services and long distance services also had a positive impact on revenues for the quarter ended March 31, 2000. The Company expects to implement rate increases related to certain regulated cable services in substantially all of the Company's systems during 2000.

         Direct Operating and Programming Expenses. Direct operating and programming expenses, which are mainly basic and premium programming costs and technical expenses, increased 252.5% to $207,264 for the three months ended March 31, 2000 from $58,791 for the same period of 1999. Acquisitions accounted for substantially all of the increase for the quarter ended March 31, 2000, while being partially offset by operational efficiencies recognized in connection with the acquisitions.

         Selling, General and Administrative Expenses. These expenses, which are mainly comprised of costs related to system offices, customer service representatives and sales and administrative employees, increased 293.4% to $110,542 for the three months ended March 31, 2000 from $28,102 for the same period of 1999. Acquisitions accounted for 89.9% of the increase for the quarter ended March 31, 2000. The remaining increase was due primarily to subscriber growth, new services, and an increase in administrative employees due to the recently completed acquisitions.

         Depreciation and Amortization. Depreciation and amortization for the cable and other segment increased 318.3% to $181,041 for the three months ended March 31, 2000, from $43,280 for the same period of 1999. Acquisitions accounted for 90.1% of the increase for the quarter ended March 31, 2000. The remaining increase was due primarily to increased capital expenditures made during the past several years.

         Priority Investment Income. Priority investment income is comprised of payments received from Olympus of accrued priority return on the Company's investment in 16.5% preferred limited partner ("PLP") interests in Olympus prior to the consolidation of Olympus effective October 1, 1999.

         Interest Expense - Net. Interest expense - net increased 236.3% to $190,889 for the three months ended March 31, 2000, from $56,757 for the same period of 1999. Acquisitions accounted for 83.7% of the increase for the quarter ended March 31, 2000. The remaining increase was due to an increase in average debt outstanding.

         Equity in Loss of Olympus and Other Joint Ventures. The equity in loss of Olympus and other joint ventures represents primarily (i) the Company's pro-rata share of Olympus' losses and the accretion requirements of Olympus' PLP interests, and (ii) Adelphia's pro-rata share of its less than majority owned partnerships' operating losses. Equity in loss of joint ventures decreased in the three months ended March 31, 2000, compared to the same period in 1999, primarily due to the consolidation of Olympus effective October 1, 1999.

         Preferred Stock Dividends. Preferred stock dividends increased 121.6% to $14,406 for the three months ended March 31, 2000, from $6,500 for the same period of 1999. The increase is primarily due to the dividends on the Series D convertible preferred stock issued in April 1999.

         Minority Interest in Net Losses of Subsidiaries. Minority interest in net losses of subsidiaries increased 46.4% to $18,911 for the three months ended March 31, 2000, from $12,914 for the same period for 1999. The increase was primarily due to increased net losses of less than wholly-owned subsidiaries attributable to minority interests, offset partially by net income of less than wholly-owned subsidiaries of the Acquisitions.

CLEC Segment

         Revenues. Revenues increased 223% to $69,301 for the three months ended March 31, 2000, from $21,438 for the same quarter in the prior year.


               The change is attributable to the following:

               Growth in original markets                                        $          25,168
               Acquisition of local partner interests                                       13,055
               New markets                                                                  10,118
               Management fees                                                               (478)



     The primary sources of revenues, reflected as a percentage of total revenues were as follows:


                                                                                    Three Months
                                                                                       Ended

                                                                                     March 31,
                                                                                  1999       2000
                                                                                ---------- ----------

              Local service                                                         64.1%      73.8%
              Dedicated access                                                      23.5%      12.7%
              Management fees                                                        7.4%       1.6%
              Enhanced services                                                      --         5.1%
              Long distance                                                          0.3%       1.6%
              Other                                                                  4.7%       5.2%


         Direct Operating and Programming. Direct operating and programming increased 297% to $33,732 for the three months ended March 31, 2000 from $8,504 for the same quarter in the prior year.


              The increase is attributable to the following:

              Growth in original markets                                               $   5,473
              Acquisition of local partner interests                                       4,948
              New markets                                                                 13,193
              Network Operations Control Center ("NOCC")                                   1,614

         The increase in direct operating and programming expense was due to start up costs in Adelphia Business Solutions' new markets as regional switches and network rings are activated, combined with higher start up costs in Adelphia Business Solutions' original markets associated with Adelphia Business Solutions' data and internet access products. The increased number and size of the operations of the networks resulted in increased employee related costs, equipment maintenance costs and expansion costs.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 179% to $58,846 for the three months ended March 31, 2000 from $21,009 for the same quarter in the prior year.

               The increase is attributable to the following:


               Growth in original markets                                        $            3,673
               Acquisition of local partner interests                                         6,071
               New markets                                                                   11,601
               Sales and marketing activities                                                 3,762
               Corporate overhead charges                                                     4,950
               Proposed Bell Atlantic settlement charges                                      6,981
               Non-cash stock compensation                                                      799

         Depreciation and Amortization. Depreciation and amortization expense increased 44% to $19,438 during the three months ended March 31, 2000 from $13,535 for the same quarter in the prior year primarily as a result of increased depreciation resulting from the higher depreciable asset base at the NOCC and the networks, amortization of deferred financing costs and the acquisition of local partner interests.

         Interest Expense - Net. Interest expense - net decreased 30% to $7,503 during the three months ended March 31, 2000 from $10,707 for the same period in the prior year. The decrease was primarily attributable to an increase in the amount of interest capitalized as a result of Adelphia Business Solutions' network expansion.

         Equity in Net Loss of Joint Ventures. Equity in net loss of joint ventures decreased by 97% to $105 during the three months ended March 31, 2000 from $3,803 for the same quarter in the prior year as a result of the consolidation of several joint ventures resulting from the purchase of the local partners' interests, and the maturing of the remaining joint venture networks.

         The number of joint ventures paying management fees to Adelphia Business Solutions decreased from seven at March 31, 1999 to four at March 31, 2000 due to Adelphia Business Solutions' increased ownership in several joint ventures as a result of the previously mentioned purchases of local partners' interests. These non-consolidated joint ventures and networks under construction paid management and monitoring fees to Adelphia Business Solutions, which are included in revenues, aggregating approximately $1,099 for the three months ended March 31, 2000, as compared with $1,578 for the same quarter in the prior fiscal year. The nonconsolidated joint ventures' net losses, including networks under construction, for the three months ended March 31, 1999 and 2000, aggregated approximately $2,222 and $636, respectively.

         Adelphia Business Solutions' Preferred Stock Dividends. Preferred stock dividends increased by 13% to $8,635 for the three months ended March 31, 2000 from $7,619 for the same period in the prior year. The increase was due to a higher outstanding preferred stock base resulting from the payments of dividends in additional shares of preferred stock.

Liquidity and Capital Resources

         The cable television and other telecommunication businesses are capital intensive and typically require continual financing for the construction, modernization, maintenance, expansion and acquisition of cable and other telecommunication systems. The Company historically has committed significant capital resources for these purposes and for investments in affiliates and other entities. These expenditures were funded through long-term borrowings, the sale of common and preferred stock and, to a lesser extent, internally generated funds. The Company's ability to generate cash to meet its future needs will depend generally on its results of operations and the continued availability of external financing.

         For the three months ended March 31, 1999, cash used for operating activities totaled $41,861 and for the three months ended March 31, 2000, cash provided by operating activities totaled $37,844; for the three months ended March 31, 1999 and 2000, cash used for investing activities totaled $375,982 and $469,298, respectively and cash provided by financing activities totaled $188,851 and $408,179, respectively.

Capital Expenditures

       Cable and Other Segment

         Capital expenditures for the three months ended March 31, 1999 and 2000 were $41,868 and $216,673, respectively. This increase was primarily due to acquisitions and cable plant rebuilds and upgrades to expand services. The Company expects that capital expenditures for the Cable and Other Segment for the year ending December 31, 2000 will be in a range of approximately $700,000 to $800,000.

       CLEC Segment

         Capital expenditures for the three months ended March 31, 1999 and 2000 were $39,684 and $167,709, respectively. This increase was primarily due to expenditures necessary to develop its markets, as well as the fiber purchases to interconnect the networks. Adelphia Business Solutions estimates that a total of approximately $500,000 will be required to fund Adelphia Business Solutions capital expenditures, working capital requirements, operating losses and pro rata investments in the joint ventures for the year ending December 31, 2000.

Financing Activities

         The Company's financing strategy has been to maintain its public long-term debt at the parent holding company level while the Company's consolidated subsidiaries have their own senior and subordinated credit arrangements with banks and insurance companies or, for Adelphia Business Solutions, Olympus, FrontierVision and Arahova, their own public debt and/or equity. The Company generally has funded its acquisitions, working capital requirements, capital expenditures and investments in affiliates and other entities through long-term borrowings, primarily from banks and insurance companies, short-term borrowings, internally generated funds and the issuance of public debt or equity. The Company generally has funded the principal and interest obligations on its long-term borrowings from banks and insurance companies by refinancing the principal with new loans or through the issuance of parent and subsidiary company debt or equity securities, and by paying the interest out of internally generated funds. Adelphia has funded the interest obligations on its public borrowings from internally generated funds.

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

         At March 31, 2000, the Company's total outstanding debt aggregated $9,384,508, which included $2,778,257 of parent debt, $852,597 of Adelphia Business Solutions debt, $203,408 of Olympus public debt, $503,318 of FrontierVision public debt, $1,855,516 of Arahova public debt and $3,191,412 of other subsidiary debt. The Company also had total redeemable preferred stock of $417,889 outstanding as of March 31, 2000. As of March 31, 2000, Adelphia's subsidiaries had an aggregate of $1,148,849 in unused credit lines and cash and cash equivalents, which includes $177,000 also available to affiliates, part of which is subject to achieving certain levels of operating performance. On April 14, 2000, certain subsidiaries and affiliates of Adelphia closed on a $2,250,000 bank credit facility. The credit facility consists of a $1,500,000 8 3/4 year reducing revolving credit loan and a $750,000 9 year term loan. Proceeds from initial borrowings were used to repay existing indebtedness which may be reborrowed and used for capital expenditures, acquisitions, investments and other general corporate purposes. The impact of this new credit facility is wholly additive to current subsidiary and affiliate available credit lines.

         The Company's weighted average interest rate on notes payable to banks and institutions was approximately 8.46% at March 31, 1999 compared to 7.69% at March 31, 2000. At March 31, 2000, approximately 24.3% of such debt was subject to fixed interest rates for at least one year under the terms of such debt or applicable interest rate swap, cap and collar agreements. Approximately 74% of the Company's total indebtedness was at fixed interest rates as of March 31, 2000, after giving effect to certain interest rate swaps, caps and collars.

         The following table sets forth the mandatory reductions in principal under all debt agreements for each of the next four years and nine months based on amounts outstanding at March 31, 2000:


                      Nine months ending December 31, 2000                  $       435,141
                      Year ending December 31, 2001                                 292,959
                      Year ending December 31, 2002                                 886,309
                      Year ending December 31, 2003                               1,390,308
                      Year ending December 31, 2004                                 978,647

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

         The Company also competes with direct broadcast satellite ("DBS") service providers. DBS has been available to consumers since 1994. A single DBS satellite can provide more than 100 channels of programming. DBS service can be received virtually anywhere in the United States through the installation of a small outdoor antenna. DBS service is being heavily marketed on a nationwide basis by several service providers. Congress passed the Satellite Home Viewer Act in 1999 which allows DBS providers to begin offering local broadcast channels. DBS companies have since added a limited number of local channels in some regions, a trend that will continue, thus lessening the distinction between cable television and DBS service. Although the impact to date has not been material, any future impact of DBS competition on the Company's future results is not known or estimable.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         The Company uses fixed and variable rate debt to fund its working capital requirements, capital expenditures and acquisitions. These debt arrangements expose the Company to market risk related to changes in interest rates. The Company enters into pay-fixed agreements to effectively convert a portion of its variable-rate debt to fixed-rate debt to reduce the risk of incurring higher interest costs due to rising interest rates. As of March 31, 2000, the Company had interest rate swap agreements covering notional principal of $90,000 that expire through 2008 and that fix the interest rate at an average of 6.12%. The Company also enters into receive-fixed agreements to effectively convert a portion of its fixed-rate debt to a variable-rate debt which is indexed to LIBOR to reduce the risk of incurring higher interest costs in periods of falling interest rates. As of March 31, 2000, the Company had interest rate swap agreements covering notional principal of $80,000 that expire through 2003 and that have a variable rate at an average of 6.26%. The Company enters into interest rate cap agreements to reduce the risk of incurring higher interest costs due to rising interest rates. As of March 31, 2000, the Company had interest rate cap agreements covering a notional amount of $400,000, which expire in 2002 and cap rates at an average rate of 7.25%. As of March 31, 2000, the Company had interest rate collar agreements covering a notional amount of $200,000, with $100,000 expiring in each of 2001 and 2002. The interest rate collar agreements have average floor rates of 5.95% and 6.30% and average cap rates of 5.95% and 6.30%, respectively. These agreements also have maximum cap rates of 6.64% and minimum floor rates of 4.65% and 4.95%, respectively. The Company does not enter into any interest rate swap, cap or collar agreements for trading purposes. The Company is exposed to market risk in the event of non-performance by the banks. No such non-performance is expected. The table below summarizes the fair values and contract terms of the Company's financial instruments subject to interest rate risk as of March 31, 2000.


                                                 Expected Maturity

                              --------------------------------------------------------                            Fair
                                 2000        2001       2002       2003       2004     Thereafter     Total      Value
                              ----------- ---------- ---------- ---------- ----------- ------------ ---------- -----------
Debt and Redeemable

   Preferred Stock:

Fixed Rate                    $   282,375 $   23,000 $  545,000 $  897,840 $  531,847  $ 4,908,142  $7,188,204 $6,379,229
   Average Interest Rate            9.87%      9.87%      9.88%      9.87%      9.87%        9.79%          --         --

Variable Rate                     152,766    269,959    341,309    492,468    446,800    1,448,505   3,151,807  3,151,807
   Average Interest Rate            8.41%      8.83%      8.85%      8.96%      8.66%        8.62%          --         --

Interest Rate Swaps,
 Caps and Collars:

Variable to Fixed             $    15,000 $       -- $       -- $       -- $       --  $    75,000  $   90,000 $    5,654
Average Pay Rate                    6.12%         --         --         --         --        6.12%          --         --
Average Receive Rate                6.29%         --         --         --         --        7.28%          --         --

Fixed to Variable                      --         --     35,000     45,000         --           --      80,000     (2,480)
Average Pay Rate                       --         --      6.26%      6.26%         --           --          --         --
Average Receive Rate                   --         --      7.31%      7.42%         --           --          --         --

Interest Rate Caps                     --         --    400,000         --         --           --     400,000      3,236
Average Cap Rate                       --         --      7.25%         --         --           --          --         --

Interest Rate Collars                  --    100,000    100,000         --         --           --     200,000        181
Maximum Cap Rates                      --      6.64%      6.64%         --         --           --          --         --
Average Cap and Floor Rate             --      5.95%      6.30%         --         --           --          --         --
Minimum Floor Rate                     --      4.65%      4.95%         --         --           --          --         --


         Interest rates on variable debt are estimated by us using the average implied forward London Interbank Offer Rate ("LIBOR") rates for the year of maturity based on the yield curve in effect at March 31, 2000, plus the borrowing margin in effect at March 31, 2000. Average receive rates on the variable to fixed swaps are estimated by us using the average implied forward LIBOR rates for the year of maturity based on the yield curve in effect at March 31, 2000.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

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

         On or about March 10, 1999, a lawsuit was commenced by the filing of a class action complaint (the "Complaint") by one of Century's Class A common stockholders on behalf of himself and all others similarly situated naming Century's Class B common stockholders and all of Century's directors as defendants for alleged breaches of fiduciary duty in connection with approval of the Merger consideration. Century and Adelphia were also named as defendants for allegedly aiding and abetting in the foregoing alleged breaches of fiduciary duty. The Complaint seeks damages in an unspecified amount and such other relief as may be appropriate. On July 21, 1999, the court granted Century's and the other defendants' motion for extension of time to answer or otherwise respond to the complaint to the earlier of November 15, 1999 or twenty days after the effective date of the Merger. On October 21, 1999, Adelphia and Century filed motions to strike the Complaint, and several of the individual defendants moved to dismiss all counts in the Complaint against them for lack of personal jurisdiction over each of them. On January 3, 2000, the court dismissed all counts in the Complaint as to two of the individual defendants. On January 13, 2000, the court granted defendants' motions to strike and dismissed Plaintiff's complaint in its entirety for failure to state a claim upon which relief can be granted. The court entered judgment on February 16, 2000. The plaintiff has not filed an appeal in this action within the time provided by local court rules for the filing of an appeal.

         In late March, ML Media Partners, L.P. ("ML Media") commenced an action by filing a Verified Complaint (the "Complaint") in the Supreme Court of the State of New York, New York County, against Arahova Communications, Inc. ("Arahova"), Century Communications Corp., a Texas subsidiary of Arahova ("Century"), and Adelphia. In the nine count Complaint, ML Media alleges that it entered into a joint venture agreement (the "Agreement") with Century which, as subsequently modified, governed the ownership, operation and disposition of cable television systems in Puerto Rico (the "Joint Venture"). The Complaint alleges that Adelphia and its affiliates took over Century's interest in the Joint Venture on or around October 1, 1999, and have, according to the Complaint, breached their fiduciary obligations to the Joint Venture and violated certain provisions of the Agreement. The Complaint further alleges that ML Media gave Century notice that ML Media was exercising its rights under the Agreement to require that Century elect to (A) purchase ML Media's interest in the Joint Venture at an appraised fair value, or (B) seek to sell the cable systems to one or more third parties. Century, according to the Complaint, elected to pursue the sale of the cable systems to a third party but indicated that it was evaluating whether it would also make its own offer for the cable systems. The Complaint alleges that Century or its affiliates' potential participation in the sale process is improper. The Complaint asks for, among other things, the dissolution of the Joint Venture and the appointment of a receiver to effect a prompt sale of the Joint Venture. The parties have until May 31, 2000 to take discovery, including depositions, in the action. Management believes the law suit is without merit and will vigorously defend it, and believes in any event that this matter will not have a material adverse effect on the Company.

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

          None

Item 5.  Other Information

          None

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits:

Exhibit No.                        Description

  10.01 Credit Agreement dated as of April 14, 2000, among Century Cable Holdings, LLC, Ft. Myers Cablevision, LLC, and Highland Prestige Georgia, Inc., Bank of America, N.A.
                and the Chase Manhattan Bank, Co-Administrative Agents and Toronto Dominion (Texas), Inc., Syndication Agent.
                (Filed Herewith).

  27.01 Financial Data Schedule (supplied for the information of the Commission).


(b)  Reports on Form 8-K:


      A Form 8-K was filed for the events dated January 21, 2000, which reported information under item 5.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       ADELPHIA COMMUNICATIONS CORPORATION
                                  (Registrant)



Date:  May 15, 2000             By:   /s/ Timothy J. Rigas
                                    ----------------------
                                      Timothy J. Rigas
                                      Executive Vice President (authorized
                                      officer), Chief Financial Officer, Chief
                                      Accounting Officer and Treasurer

                                INDEX TO EXHIBITS

Exhibit List:

Please refer to Part II, Item 6 for an exhibit list.