Form 10-Q
period 2000-06-30
ADELPHIA COMMUNICATIONS CORP
filed 2000-08-14
CIK 796486

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 X Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934


                  For the quarterly period ended June 30, 2000

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

At August 14, 2000, 121,561,056 shares of Class A Common Stock, par value $.01 per share, and 19,235,998 shares of Class B Common Stock, par value $.01 per share, of the registrant were outstanding.


                       ADELPHIA COMMUNICATIONS CORPORATION

                                TABLE OF CONTENTS

                                                                                                             Page Number

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

       Condensed Consolidated Balance Sheets - December 31, 1999 and
        June 30, 2000..................................................................................            3
       Condensed Consolidated Statements of Operations - Three and Six Months Ended
        June 30, 1999 and 2000.........................................................................            4
       Condensed Consolidated Statements of Cash Flows - Six Months Ended
        June 30, 1999 and 2000.........................................................................            5
       Notes to Condensed Consolidated Financial Statements............................................            6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
              of Operations............................................................................           12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk....................................           24

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.............................................................................           26

Item 2.  Changes in Securities and Use of Proceeds.....................................................           27

Item 3.  Defaults Upon Senior Securities..............................................................            27

Item 4.  Submission of Matters to a Vote of Security Holders..........................................            27

Item 5.  Other Information............................................................................            27

Item 6.  Exhibits and Reports on Form 8-K..............................................................           27


SIGNATURES.............................................................................................           28



                                           PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                                ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                                    (Dollars in thousands, except share amounts)

                                                                                      December 31,         June 30,
                                                                                          1999               2000
                                                                                    ----------------    ---------------
ASSETS:

Property, plant and equipment - net                                                 $    3,972,329      $   4,532,032
Intangible assets - net                                                                 12,095,873         12,009,384
Cash and cash equivalents                                                                  186,874            139,239
Restricted cash                                                                                  -             75,785
U.S. government securities - pledged                                                        29,899             15,167
Investments                                                                                280,874            321,763
Subscriber receivables - net                                                               194,399            232,389
Prepaid expenses and other assets - net                                                    328,675            384,549
Related party receivables - net                                                            178,577            263,135
                                                                                    ----------------    ---------------
          Total                                                                     $   17,267,500      $  17,973,443
                                                                                    ================    ===============

LIABILITIES, PREFERRED STOCK, COMMON STOCK AND
OTHER  STOCKHOLDERS' EQUITY:

Subsidiary debt                                                                     $    6,513,813      $   7,200,203
Parent debt                                                                              2,777,919          2,778,572
Accounts payable                                                                           442,561            344,285
Subscriber advance payments and deposits                                                    57,651             67,740
Accrued interest and other liabilities                                                     495,564            553,731
Deferred income taxes                                                                    2,113,097          2,046,404
                                                                                    ----------------    ---------------
          Total liabilities                                                             12,400,605         12,990,935
                                                                                    ----------------    ---------------

Minority interests                                                                         736,497            685,598
                                                                                    ----------------    ---------------

Adelphia Business Solutions redeemable exchangeable preferred stock                        260,848            278,393
                                                                                    ----------------    ---------------

13% Series B cumulative redeemable exchangeable preferred stock                            148,363            148,449
                                                                                    ----------------    ---------------

Commitments and contingencies (Note 8)

Convertible preferred stock, common stock and other stockholders' equity:

8 1/8% Series C convertible preferred stock ($100,000 liquidation preference)                    1                  1
5 1/2% Series D convertible preferred stock ($575,000 liquidation preference)                   29                 29
Class A common stock, $.01 par value, 1,200,000,000 shares authorized,
  113,051,118 and 113,218,618 shares issued, respectively                                    1,131              1,132
Class B common stock, $.01 par value, 300,000,000 shares authorized,
  10,834,476 and 16,735,998 shares issued and outstanding, respectively                        108                167
Additional paid-in capital                                                               5,863,633          6,212,744
Accumulated deficit                                                                     (1,997,553)        (2,170,268)
Accumulated other comprehensive income (loss)                                                3,239            (24,336)
Treasury stock, at cost, 1,091,524 shares of Class A common stock and
  20,000 shares of 8 1/8% Series C convertible preferred stock, respectively              (149,401)          (149,401)
                                                                                    ----------------    ---------------
   Convertible preferred stock, common stock and
     other stockholders'  equity                                                         3,721,187          3,870,068
                                                                                    ----------------    ---------------
          Total                                                                     $   17,267,500      $  17,973,443
                                                                                    ================    ===============

                              See notes to condensed consolidated financial statements.



                                  ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                    (Dollars in thousands, except per share amounts)

                                                                   Three Months Ended               Six Months Ended
                                                                        June 30,                        June 30,
                                                            ------------------------------- -------------------------------
                                                                  1999            2000            1999            2000
                                                            --------------- --------------- --------------- ---------------

Revenues                                                     $    218,786    $    704,125   $     420,390   $   1,376,844

Operating expenses:
  Direct operating and programming                                 72,635         260,371         139,930         501,367
  Selling, general and administrative                              61,616         171,003         110,727         340,391
  Depreciation and amortization                                    63,736         210,327         120,551         410,806
  Merger and integration costs                                          -             695               -           1,913
                                                            --------------- ---------------   -------------  --------------

          Total                                                   197,987         642,396         371,208       1,254,477
                                                            --------------- --------------- --------------- ---------------

Operating income                                                   20,799          61,729          49,182         122,367
                                                            --------------- --------------- --------------- ---------------

Other income (expense):
  Interest expense - net                                          (52,215)       (206,978)       (119,679)       (405,370)
  Equity in loss of Olympus and other joint ventures              (23,074)         (3,805)        (37,935)         (7,114)
  Equity in loss of Adelphia Business Solutions
     joint ventures                                                (3,291)           (346)         (7,094)           (451)
  Minority interest in net losses of subsidiaries                  13,146          34,045          26,060          52,956
  Adelphia Business Solutions preferred stock dividends            (7,860)         (8,909)        (15,479)        (17,545)
  Priority investment income from Olympus                          12,000               -          24,000               -
  Gain on asset swap                                                    -          37,552               -          37,552
  Other                                                                 -             (96)          2,354            (187)
                                                            --------------- --------------- --------------- ---------------

          Total                                                   (61,294)       (148,537)       (127,773)       (340,159)
                                                            --------------- --------------- --------------- ---------------

Loss before income taxes and extraordinary loss                   (40,495)        (86,808)        (78,591)       (217,792)
Income tax benefit                                                  1,149          15,899           4,046          45,388
                                                            --------------- --------------- --------------- ---------------

Loss before extraordinary loss                                    (39,346)        (70,909)        (74,545)       (172,404)
Extraordinary loss on early retirement of debt                     (1,438)              -         (10,027)              -
                                                            --------------- --------------- --------------- ---------------

Net loss                                                          (40,784)        (70,909)        (84,572)       (172,404)
Dividend requirements applicable to preferred stock                (6,500)        (14,406)        (13,000)        (28,812)
                                                            --------------- --------------- --------------- ---------------

Net loss applicable to common stockholders                        (47,284)        (85,315)        (97,572)       (201,216)

Other comprehensive loss - unrealized loss on
    available-for-sale securities (net of income tax
    benefit of $12,100 and $16,079)                                     -         (22,476)              -         (27,575)
                                                            --------------- --------------- --------------- ---------------

Comprehensive loss                                           $    (47,284)   $   (107,791)   $    (97,572)  $    (228,791)
                                                            =============== =============== =============== ===============

Basic and diluted net loss per weighted average share of
  common stock before extraordinary loss                     $      (0.79)   $      (0.66)   $      (1.61)  $       (1.57)
Basic and diluted extraordinary loss on early retirement of
  debt per weighted average share of common stock                   (0.02)              -           (0.18)              -
                                                            --------------- --------------- --------------- ---------------
Basic and diluted net loss per weighted average share
  of common stock                                            $      (0.81)   $      (0.66)   $      (1.79)  $       (1.57)
                                                            =============== =============== =============== ===============

Weighted average shares of common  stock
  outstanding (in thousands)                                       58,141         128,747          54,381         128,040
                                                            =============== =============== =============== ===============


                                See notes to condensed consolidated financial statements.


                                 ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                                (Dollars in thousands)

                                                                                           Six Months Ended June 30,
                                                                                    ------------------------------------
                                                                                           1999                2000
                                                                                    ----------------    ----------------
Cash flows from operating activities:

  Net loss                                                                          $      (84,572)     $     (172,404)
    Adjustments to reconcile net loss to net cash
      provided by (used for) operating activities:
        Depreciation and amortization                                                      120,551             410,806
        Noncash interest expense                                                            16,376              69,379
        Noncash dividends                                                                   15,479              17,545
        Equity in loss of Olympus and other joint ventures                                  37,935               7,114
        Equity in loss of Adelphia Business Solutions joint ventures                         7,094                 451
        Gain on asset swap and other                                                        (2,354)            (37,552)
        Minority interest in losses of subsidiaries                                        (26,060)            (52,956)
        Extraordinary loss on early retirement of debt                                      10,027                  -
        Decrease in deferred income taxes                                                   (4,311)            (50,648)
        Changes in operating assets and liabilities, net of effect of acquisitions:
           Subscriber receivables                                                          (20,997)            (37,836)
           Prepaid expenses and other assets                                               (47,538)            (95,429)
           Accounts payable                                                                 (7,362)            (99,082)
           Subscriber advance payments and deposits                                          1,059              10,889
           Accrued interest and other liabilities                                           13,094              (9,120)
                                                                                    ----------------    ----------------
Net cash provided by (used for) operating activities                                        28,421             (38,843)
                                                                                    ----------------    ----------------

Cash flows from investing activities:

  Acquisitions                                                                            (182,265)            (20,172)
  Expenditures for property, plant and equipment                                          (226,786)           (745,468)
  Adelphia Business Solutions investments in joint ventures and other                      (24,672)             (7,125)
  Investments in other joint ventures                                                       (7,755)            (20,408)
  Sale of U.S. government securities - pledged                                              15,322              15,312
  Investments in restricted cash                                                                 -             (75,785)
  Amounts invested in and advanced to related parties                                     (590,134)            (89,146)
  Other                                                                                    (22,100)              2,158
                                                                                    ----------------    ----------------
Net cash used for investing activities                                                  (1,038,390)           (940,634)
                                                                                    ----------------    ----------------

Cash flows from financing activities:

  Proceeds from debt                                                                     1,050,000           2,089,695
  Repayments of debt                                                                      (861,582)         (1,498,105)
  Costs associated with financings                                                         (19,537)            (15,206)
  Premium paid on early retirement of debt                                                  (7,413)                  -
  Net proceeds from issuance of convertible preferred stock                                557,649                   -
  Net proceeds from issuance of Class A common stock                                       857,122                   -
  Net proceeds from issuance of Class B common stock                                             -             374,739
  Payments to acquire treasury stock                                                      (149,213)                  -
  Preferred stock dividends paid                                                           (13,000)            (19,281)
                                                                                    ----------------    ----------------
Net cash provided by financing activities                                                1,414,026             931,842
                                                                                    ----------------    ----------------

Increase (decrease) in cash and cash equivalents                                           404,057             (47,635)

Cash and cash equivalents, beginning of period                                             398,644             186,874
                                                                                    ----------------    ----------------

Cash and cash equivalents, end of period                                            $      802,701      $      139,239
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

         In the opinion of management, all adjustments, consisting of only normal recurring accruals necessary for a fair presentation of the financial position of Adelphia at June 30, 2000, and the results of operations for the three and six months ended June 30, 1999 and 2000, have been included. These condensed consolidated financial statements should be read in conjunction with Adelphia's consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

1.  Significant Events and Items Subsequent to December 31, 1999:

         On January 10, 2000, Adelphia Business Solutions, a majority-owned subsidiary of Adelphia, entered into an agreement with Williams Communications, Inc. ("Williams") to purchase an indefeasible right of use ("IRU") for a total of 4,543 route miles of fiber in the western United States at a cost of approximately $23,000.

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

         During April 2000, Adelphia Business Solutions was the successful bidder, in the Federal Communications Commission ("FCC") auction, for 177 licenses in the 39 Ghz spectrum covering approximately 164,000,000 Points of Presence ("POPS"). Adelphia Business Solutions has deposited $15,000 of the total $77,605 purchase price with the remaining balance due at the time the licenses are granted. On July 31, 2000, a petition to deny was filed against Adelphia Business Solutions. This petition does not seek to deny the grant of the licenses to Adelphia Business Solutions, but instead, seeks only to make such grant subject to petitioners' previously dismissed applications seeking spectrum covered by Adelphia Business Solutions licenses. Adelphia Business Solutions believes the petition is without merit and intends to vigorously oppose it and Adelphia Business Solutions currently believes its licenses will be granted during the third or fourth quarter of 2000.

         On April 14, 2000, Adelphia closed on a $2,250,000 bank credit facility on behalf of certain subsidiaries and affiliates. The credit facility consists of a $1,500,000 8 3/4 year reducing revolving credit loan and a $750,000 9 year term loan.

         On May 1, 2000, Adelphia and AT&T completed a swap of cable systems serving approximately 13,000 basic subscribers. As a result of this transaction, the Company recorded a gain of approximately $37,600.

         On May 3, 2000, Adelphia Business Solutions entered into a contract to build an advanced technology infrastructure and to provide communication services to the Commonwealth of Pennsylvania state government. As part of the contract Adelphia Business Solutions was required to place $75,785 into a restricted account to be used for completion of the technology infrastructure.

         On June 13, 2000, Adelphia announced that it had entered into agreements regarding the acquisition of cable systems, including GS Communications, Inc., which will add approximately 155,000 basic subscribers to its Virginia cluster for an aggregate purchase price of $836,000. It is currently anticipated that these transactions, which are subject to customary closing conditions and the receipt of regulatory approvals, will close in the first quarter of 2001.

         On July 3, 2000, Adelphia closed the previously announced direct placement of 2,500,000 shares of Adelphia Class B common stock with Highland 2000, L.P., a limited partnership owned by the Rigas family. Adelphia used a portion of the proceeds of approximately $145,000 from this direct placement to repay borrowings under revolving credit facilities of its subsidiaries, which may be reborrowed and used for general corporate purposes.

         On July 5, 2000, Adelphia acquired Prestige Communications of NC, Inc. These systems served approximately 118,250 subscribers in North Carolina, Virginia and Maryland at the date of acquisition and were purchased for an aggregate price of approximately $700,000. The acquisition was accounted for under the purchase method of accounting. Accordingly, the financial results of the acquired systems will be included in the consolidated results of Adelphia effective from the date acquired.

         During July 2000, Adelphia Business Solutions consummated a purchase agreement with a subsidiary of Allegheny Energy, Inc. ("Allegheny") to acquire interests in a jointly owned network located in State College, Pennsylvania. Consideration paid to Allegheny was 330,000 shares of Adelphia Business Solutions' Class A common stock. The purchase increased Adelphia Business Solutions' ownership in this network to 100%. The acquisition will be accounted for under the purchase method of accounting. Accordingly, the financial results of the acquired network will be included in the consolidated results of Adelphia Business Solutions effective from the date acquired.

         On August 2, 2000, 80,000 shares of Series C convertible preferred stock held by Highland Holdings, a general partnership owned by the Rigas family, were converted into 9,433,962 shares of Adelphia Class A common stock.

         In addition to the acquisitions mentioned above, prior to August 14, 2000, Adelphia completed certain other cable system acquisitions. These acquisitions served approximately 16,000 basic subscribers at the date of acquisitions primarily in Colorado, New York and Maine and were purchased for an aggregate price of approximately $70,000, comprised of Adelphia Class A common stock and cash. These acquisitions will be accounted for under the purchase method of accounting. Accordingly, the financial results of the acquired systems will be included in the consolidated results of Adelphia effective from the date acquired.

         Adelphia completed several significant acquisitions during the quarter ended December 31, 1999. Reference is made to Note 1 to the consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 1999 for additional information regarding these acquisitions.

         The following unaudited pro forma financial information assumes that the acquisitions that were consummated during the quarter ended
December 31, 1999 had occurred on January 1, 1999.


                                                                       Three Months        Six Months
                                                                           Ended             Ended
                                                                         June 30,           June 30,
                                                                           1999               1999
                                                                   -----------------  ------------------

              Revenues                                             $        614,710   $      1,200,858
              Loss before extraordinary loss                               (110,366)          (180,760)
              Net loss                                                     (118,250)          (203,733)
              Basic and diluted net loss per weighted average
               share of common stock                                          (1.03)             (1.83)

         The above financial information excludes the gain on the sale of discontinued operations of Centennial Cellular and the Australian operations of Arahova Communications, Inc., of approximately $314,000 recognized by the acquired business, during the six months ended June 30, 1999.

2.  Debt:

         Debt is summarized as follows:

         Subsidiary Debt:

                                                                                   December 31,          June 30,
                                                                                       1999                2000
                                                                                  ----------------   -----------------
               Notes to banks and institutions                                    $     3,088,477     $     3,690,589
               13% Senior Discount Notes of Adelphia Business
                 Solutions due 2003                                                       253,860             272,212
               12 1/4% Senior Secured Notes of Adelphia Business
                 Solutions due 2004                                                       250,000             250,000
               12% Senior Subordinated Notes of Adelphia Business
                 Solutions due 2007                                                       300,000             300,000
               10 5/8% Senior Notes of Olympus due 2006                                   203,537             203,278
               11% Senior Subordinated Notes of FrontierVision
                 Due 2006                                                                 212,541             211,624
               11 7/8% Senior Discount Notes Series A of
                 FrontierVision due 2007                                                  205,979             216,839
               11 7/8% Senior Discount Notes Series B of
                 FrontierVision due 2007                                                   78,522              81,522
               9 1/2% Senior Notes of Arahova due 2000                                    148,773             150,000
               9 3/4% Senior Notes of Arahova due 2002                                    201,172             201,431
               Zero Coupon Senior Discount Notes of Arahova due 2003                      318,234             335,879
               9 1/2% Senior Notes of Arahova due 2005                                    250,852             251,070
               8 7/8% Senior Notes of Arahova due 2007                                    242,542             243,283
               8 3/4% Senior Notes of Arahova due 2007                                    216,105             216,864
               8 3/8% Senior Notes of Arahova due 2007                                     94,106              94,558
               8 3/8% Senior Notes of Arahova due 2017                                     94,048              94,252
               Senior Discount Notes of Arahova due 2008                                  267,105             282,633
               Other subsidiary debt                                                       87,960             104,169
                                                                                  ----------------   -----------------

                   Total subsidiary debt                                          $     6,513,813     $     7,200,203
                                                                                  ================   =================

         The following information updates to June 30, 2000, unless otherwise noted, certain disclosures included in Note 3 to Adelphia's consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 1999.


             Weighted average interest rate payable by subsidiaries
                under credit agreements with banks and institutions                            8.37%
             Percentage of total indebtedness that bears interest at
                fixed rates for at least one year                                              71.4%



         Parent Debt:

                                                                                December 31,          June 30,
                                                                                    1999                2000
                                                                             -----------------   -----------------
           10 1/4% Senior Notes due 2000                                     $        99,872     $        99,987
            9 1/4% Senior Notes due 2002                                             325,000             325,000
            8 1/8% Senior Notes due 2003                                             149,419             149,489
           10 1/2% Senior Notes due 2004                                             150,000             150,000
            7 1/2% Senior Notes due 2004                                             100,000             100,000
            9 7/8% Senior Notes due 2007                                             347,791             347,899
            8 3/8% Senior Notes due 2008                                             299,259             299,291
            7 3/4% Senior Notes due 2009                                             300,000             300,000
            7 7/8% Senior Notes due 2009                                             350,000             350,000
            9 3/8% Senior Notes due 2009                                             496,020             496,252
            9 7/8% Senior Debentures due 2005                                        128,711             128,807
            9 1/2% Pay-In-Kind Notes due 2004                                         31,847              31,847
                                                                             -----------------   -----------------
                     Total parent debt                                       $      2,777,919     $     2,778,572
                                                                             =================   =================

3.  Investments:


      Adelphia's nonconsolidated investments are as follows:

                                                                                December 31,        June 30,
                                                                                    1999              2000
                                                                             ----------------- ------------------
      Investments accounted for using the equity method:
      --------------------------------------------------
      Gross investment:
        Adelphia Business Solutions' joint ventures                           $       61,400   $         66,025
        Mobile communications                                                         19,865             21,302
        Media venture                                                                  8,408             16,508
        Other                                                                          3,649              4,803
                                                                             ----------------- ------------------
           Total                                                                      93,322            108,638
                                                                             ----------------- ------------------

      Investments accounted for using the cost method:

      Niagara Frontier Hockey, L.P.                                                   47,533             47,533
      Benbow PCS Ventures, Inc.                                                       17,192                  -
      Convertible preferred stock                                                     87,433             87,433
      Interactive ventures                                                                 -             13,000
      Other                                                                           12,972             14,626
                                                                             ----------------- ------------------
           Total                                                                     165,130            162,592
                                                                             ----------------- ------------------

      Investments accounted for as available-for-sale securities:

      Common stock warrants                                                           49,890             67,819
      Common stock                                                                         -             17,138
                                                                             ----------------- ------------------

      Total investments before cumulative equity in net losses                       308,342            356,187
      Cumulative equity in net losses                                                (27,468)           (34,424)
                                                                             ----------------- ------------------
      Total investments                                                       $      280,874   $        321,763
                                                                             ================= ==================

         In July 2000, certain members of the Rigas family closed on their agreement to acquire all the voting interests of Niagara Frontier Hockey, L.P. ("NFHLP"). All necessary third party approvals of the agreement have been received.

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

6.  Supplemental Financial Information:

         Cash payments for interest were $130,298 and $337,197 for the six months ended June 30, 1999 and 2000, respectively. Accumulated depreciation of property, plant and equipment amounted to $1,138,407 and $1,362,680 at December 31, 1999 and June 30, 2000, respectively. Accumulated amortization of intangible assets amounted to $615,772 and $716,223 at December 31, 1999 and June 30, 2000, respectively. Interest expense - net includes interest income of $35,449 and $5,845 for the three months ended June 30, 1999 and 2000 and $48,117 and $10,792 for the six months ended June 30, 1999 and 2000, respectively. Interest income includes interest income from affiliates on long-term loans and for reimbursement of interest expense on revolving credit agreements related to short-term borrowings by such affiliates.

7.  Income Taxes:

         Income tax benefit for the three and six months ended June 30, 1999 and 2000 was substantially comprised of deferred tax.

8.  Commitments and Contingencies:

         Reference is made to Note 1 and to Management's Discussion and Analysis of Financial Condition and Results of Operations and Legal Proceedings for a discussion of material commitments and contingencies.

9.       Reclassifications:

         Certain prior period amounts have been reclassified to conform with current period presentation.

10. Recent Accounting Pronouncements:

         Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 2000, SFAS No. 138 was issued which amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. Management of the Company has not completed its evaluation of the impact of SFAS No. 133 on the Company's consolidated financial statements. The Company will be required to adopt such standards effective January 1, 2001.

11.  Business Segment Information:

         Refer to Part I, Item 2 of this Quarterly Report on Form 10-Q for information regarding business segments as of December 31, 1999 and June 30, 2000 and for the three and six months ended June 30, 1999 and 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        (Dollars in thousands)

Results of Operations

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Quarterly Report on Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, is forward-looking, such as information relating to the effects of future regulation, future capital commitments and the effects of competition. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. These "forward looking statements" can be identified by the use of forward-looking terminology such as "believes", "expects," "may," "will," "should," "intends" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions, acquisitions and divestitures, the availability and cost of capital, government and regulatory policies, the pricing and availability of equipment, materials, inventories and programming, product acceptance, reliance on vendors, technological developments and changes in the competitive environment in which the Company operates. Persons reading this Quarterly Report on Form 10-Q are cautioned that forward-looking statements herein are only predictions, that no assurance can be given that the future results will be achieved, and that actual events or results may differ materially as a result of the risks and uncertainties facing the Company. For further information regarding these risks and uncertainties and their potential impact on the Company, see the prospectus and most recent prospectus supplement filed under Registration Statement No. 333-78027, under the caption "Risk Factors." The Company does not undertake to update any forward-looking statements in this report or with respect to matters described herein.

         Adelphia Communications Corporation and its subsidiaries ("Adelphia" or the "Company") operate primarily in two lines of business within the telecommunications industry: cable television and related investments ("Adelphia, excluding Adelphia Business Solutions" or "Cable and Other Segment") and competitive local exchange carrier ("CLEC") telephony ("Adelphia Business Solutions" or "CLEC Segment"). The balance sheet data as of December 31, 1999 and June 30, 2000, and the other data for the three and six months ended June 30, 1999 and 2000, of Adelphia Business Solutions presented below have been derived from the consolidated financial statements of Adelphia Business Solutions not included herein.

         A majority owned subsidiary of the Company, Adelphia Business Solutions, together with its subsidiaries owns CLEC networks and investments in CLEC joint ventures and manages those networks and joint ventures. Adelphia Business Solutions is an unrestricted subsidiary for purposes of the Company's indentures. For further information regarding Adelphia Business Solutions, which also files reports pursuant to the Securities Exchange Act of 1934, see Adelphia Business Solutions' Form 10-Q for the quarterly period ended June 30, 2000.

         Summarized unaudited financial information of Adelphia Consolidated, Adelphia Business Solutions and Adelphia, excluding Adelphia Business Solutions is as follows:


Balance Sheet Data:                                                       December 31,           June 30,
                                                                              1999                 2000
                                                                     --------------------- --------------------
Adelphia Consolidated

  Total assets                                                        $      17,267,500    $        17,973,443
  Total debt                                                                  9,291,732              9,978,775
  Cash and cash equivalents                                                     186,874                139,239
  Restricted cash                                                                     -                 75,785
  Investments (a)                                                               308,342                356,187
  Redeemable preferred stock                                                    409,211                426,842
  Convertible preferred stock  (liquidation preference)                         675,000                675,000

Adelphia Business Solutions

  Total assets (b)                                                    $       1,171,074    $         1,548,888
  Total debt                                                                    845,178                967,100
  Cash and cash equivalents                                                       2,133                    720
  Restricted cash                                                                     -                 75,785
  Investments (a)                                                                61,400                 68,525
  Redeemable preferred stock                                                    260,848                278,393

Adelphia, excluding Adelphia Business Solutions

  Total assets                                                        $      16,096,426    $        16,424,555
  Total debt                                                                  8,446,554              9,011,675
  Cash and cash equivalents                                                     184,741                138,519
  Investments (a)                                                               246,942                287,662
  Redeemable preferred stock                                                    148,363                148,449
  Convertible preferred stock  (liquidation preference)                         675,000                675,000


Other Data:                                                    Three Months Ended               Six Months Ended
                                                                    June 30,                        June 30,
                                                          ---------------------------- --------------------------------
                                                                1999          2000          1999             2000
                                                          -------------- ------------- --------------- ----------------
Adelphia Consolidated

  Revenues                                                 $   218,780  $    704,125   $   420,390     $    1,376,844
  Priority investment income from Olympus                       12,000             -        24,000                  -
  Operating expenses (c)                                       134,251       431,374       250,657            841,758
  Depreciation and amortization expense                         63,736       210,327       120,551            410,806
  Operating income                                              20,799        61,729        49,182            122,367
  Interest expense - net                                       (52,215)     (206,978)     (119,679)          (405,370)
  Preferred stock dividends                                    (14,360)      (23,315)      (28,479)           (46,357)
  Capital expenditures                                         145,234       361,086       226,786            745,468
  Cash paid for acquisitions                                    70,893        10,135       182,265             20,172
  Cash used for investments                                     11,019        10,723        32,427             27,533

Adelphia Business Solutions

  Revenues                                                 $    34,215  $     80,214   $    55,653     $      149,515
  Operating expenses (c)                                        44,308       105,009        73,821            197,587
  Depreciation and amortization expense                         13,586        26,689        27,121             46,127
  Operating loss                                               (23,679)      (51,484)      (45,289)           (94,199)
  Interest expense - net (d)                                    (4,246)      (12,985)      (14,953)           (20,488)
  Preferred stock dividends                                     (7,860)       (8,909)      (15,479)           (17,545)
  Capital expenditures                                          92,147       123,191       131,831            290,900
  Cash paid for acquisitions                                    36,518             -       126,268                  -
  Cash used for investments                                      6,100         5,750        24,672              7,125

Adelphia, excluding Adelphia Business Solutions

  Revenues                                                 $   184,571  $    623,911   $   364,737     $    1,227,329
  Priority investment income from Olympus                       12,000             -        24,000                  -
  Operating expenses (c)                                        89,943       326,365       176,836            644,171
  Depreciation and amortization expense                         50,150       183,638        93,430            364,679
  Operating income                                              44,478       113,213        94,471            216,566
  Interest expense - net (e)                                   (47,969)     (193,993)     (104,726)          (384,882)
  Preferred stock dividends                                     (6,500)      (14,406)      (13,000)           (28,812)
  Capital expenditures                                          53,087       237,895        94,955            454,568
  Cash paid for acquisitions                                    34,375        10,135        55,997             20,172
  Cash used for investments                                      4,919         4,973         7,755             20,408


(a)      Represents total investments before cumulative equity in net losses.
(b)      Amounts exclude receivables from Adelphia of $392,629 as of December 31, 1999.
(c)      Amounts exclude depreciation, amortization and merger and integration costs.
(d)      Amounts include interest income from Adelphia of $2,779, $1,259, $5,607 and $6,282 for the respective periods.
(e)      Amounts include interest expense to Adelphia Business Solutions of $2,779, $1,259, $5,607 and $6,282 for the respective periods.


         Adelphia earned substantially all of its revenues in the three and six months ended June 30, 1999 and 2000 from monthly subscriber fees for basic, satellite, premium and ancillary services (such as installations and equipment rentals), CLEC telecommunications services, local and national advertising sales, high speed data services and pay-per-view programming.

         The changes in Adelphia's operating results for the three and six months ended June 30, 2000 compared to the same period of the prior year, were primarily the result of acquisitions, rate increases and expansion of existing operations.

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


                                                                             June 30,                  Percent
                                                              -----------------------------------     Increase/
                                                                     1999               2000          Decrease
                                                              ------------------  ---------------  ----------------
       Homes Passed by Cable

       Company Owned Systems                                          3,224,314        7,827,395           142.8%
       Managed Systems                                                  178,615          181,039             1.4%
                                                              ------------------  ---------------
       Total Systems                                                  3,402,929        8,008,434           135.3%
                                                              ==================  ===============

       Basic Subscribers

       Company Owned Systems                                          2,269,329        5,018,068           121.1%
       Managed Systems                                                  134,264          134,121            (0.1%)
                                                              ------------------  ---------------
       Total Systems                                                  2,403,593        5,152,189           114.4%
                                                              ==================  ===============

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


                                                                 Three Months Ended       Six Months Ended
                                                                      June 30,                June 30,
                                                                ---------------------  ----------------------
                                                                   1999        2000       1999        2000
                                                                ---------   ---------  ----------  ----------
             Revenues                                            100.0%      100.0%      100.0%      100.0%

             Operating expenses:
               Direct operating and programming                   33.2%       37.0%       33.3%       36.4%
               Selling, general and administrative                28.2%       24.3%       26.3%       24.7%
               Depreciation and amortization                      29.1%       29.9%       28.7%       29.8%
               Merger and integration costs                          -         0.1%          -         0.1%
                                                                ---------   ---------  ----------  ----------
             Operating income                                      9.5%        8.7%       11.7%        9.0%
                                                                =========   =========  ==========  ==========

Cable and Other Segment

         Revenues. The primary revenue sources reflected as a percentage of total revenues were as follows:


                                                                                      Three Months Ended
                                                                                           June 30,
                                                                                   -------------------------
                                                                                       1999         2000
                                                                                    -----------   ----------
             Cable service and equipment                                                80%           76%
             Premium programming                                                        10%           10%
             Advertising sales and other services                                       10%           14%

         Revenues increased approximately 238.0% and 236.5% for the three and six months ended June 30, 2000, respectively, compared with the same periods of the prior year. The increases are attributable to the following:


                                                                           Three Months       Six Months
                                                                                Ended            Ended
                                                                              June 30,         June 30,
                                                                                2000             2000
                                                                          ---------------- ----------------
             Acquisitions                                                       97%              95%
             Basic subscriber growth                                             1%               1%
             Cable rate increases                                                4%               7%
             Premium programming                                                (8%)             (9%)
             Advertising sales and other services                                6%               6%

         During the previous twelve months, certain rate increases related to cable services were implemented in the majority of the Company's systems. Advertising revenues and revenues derived from other strategic service offerings such as high-speed data services, long distance services and paging also had a positive impact on revenues for the three and six months ended June 30, 2000.


         Direct Operating and Programming Expenses. Direct operating and programming expenses, which are mainly basic and premium programming costs and technical expenses, increased 258.8% and 255.7% to $218,710 and $425,974 for the three and six months ended June 30, 2000, respectively, from $60,964 and $119,755 for the same periods of 1999. Acquisitions accounted for substantially all of the increase for the quarter ended June 30, 2000, while being partially offset by operational efficiencies recognized in connection with the acquisitions.

         Selling, General and Administrative Expenses. These expenses, which are mainly comprised of costs related to system offices, customer service representatives and sales and administrative employees, increased 271.5% and 282.3% to $107,655 and $218,197 for the three and six months ended June 30, 2000, respectively, from $28,979 and $57,081 for the same periods of 1999. Acquisitions accounted for 95.4% and 92.6% of the increase for the three and six months ended June 30, 2000, respectively. The remaining increase was due primarily to subscriber growth, new services, and an increase in administrative employees due to the recently completed acquisitions.

         Depreciation and Amortization. Depreciation and amortization increased 266.2% and 290.3% to $183,638 and $364,679 for the three and six months ended June 30, 2000, respectively, from $50,150 and $93,430 for the same periods of 1999. Acquisitions accounted for substantially all of the increase for the quarter ended June 30, 2000.

         Priority Investment Income. Priority investment income is comprised of payments received from Olympus of accrued priority return on the Company's investment in 16.5% preferred limited partner ("PLP") interests in Olympus prior to the consolidation of Olympus effective October 1, 1999.

         Interest Expense - Net. Interest expense - net increased 304.4% and 267.5% to $193,993 and $384,882 for the three and six months ended June 30, 2000, respectively, from $47,969 and $104,726 for the same periods of 1999. Acquisitions accounted for 99.7% and 92.0% of the increase for the three and six months ended June 30, 2000, respectively. The remaining increase was primarily due to an increase in average debt outstanding and higher interest rates.

         Equity in Loss of Olympus and Other Joint Ventures. The equity in loss of Olympus and other joint ventures represents primarily (i) the Company's pro-rata share of Olympus' losses and the accretion requirements of Olympus' PLP interests, and (ii) Adelphia's pro-rata share of its less than majority owned partnerships' operating losses. Equity in loss of joint ventures decreased in the three months ended June 30, 2000, compared to the same period in 1999, primarily due to the consolidation of Olympus effective October 1, 1999.

         Preferred Stock Dividends. Preferred stock dividends increased 121.6% to $14,406 and $28,812 for the three and six months ended June 30, 2000, respectively, from $6,500 and $13,000 for the same periods of 1999. The increase is due to the dividends on the Series D convertible preferred stock issued in April 1999.

         Minority Interest in Net Losses of Subsidiaries. Minority interest in net losses of subsidiaries increased 159.0% and 103.2% to $34,045 and $52,956 for the three and six months ended June 30, 2000, respectively, from $13,146 and $26,060 for the same periods for 1999. The increase was primarily due to increased net losses of less than wholly-owned subsidiaries attributable to minority interests, offset partially by net income of certain less than wholly-owned subsidiaries of the Acquisitions.

         Gain on Asset Swap. On May 1, 2000, Adelphia swapped certain cable systems for certain cable systems owned by AT&T. The result of this transaction was a gain of $37,552 for the three and six months ended June 30, 2000.

CLEC Segment

         Revenues. Revenues increased 134% and 169% to $80,214 and $149,515 for the three and six months ended June 30, 2000, respectively, from $34,215 and $55,653 for the same periods in the prior year.


                                                                    Three Months        Six Months
                                                                       Ended              Ended
                                                                      June 30,           June 30,
                                                                        2000               2000
                                                                ------------------- ------------------

               The change is attributable to the following:

               Growth in original markets                        $          27,198  $          52,366
               Acquisition of local partner interests                        4,225             17,280
               New markets                                                  14,471             24,589
               Management fees                                                 105              (373)

     The primary sources of revenues, reflected as a percentage of total revenues were as follows:


                                                           Three Months              Six Months
                                                               Ended                   Ended
                                                             June 30,                 June 30,
                                                    ------------------------ -------------------------
                                                         1999        2000         1999         2000
                                                    ------------- ---------- ------------- -----------

               Local service                             68.0%       70.9%        66.5%        72.2%
               Dedicated access                          27.7%        9.9%        26.0%        11.2%
               Management fees                            3.0%        1.4%         4.7%         1.5%
               Enhanced services                          1.0%        9.7%         0.6%         7.6%
               Long distance and other                    0.3%        8.1%         2.2%         7.5%

         Direct Operating and Programming. Direct operating and programming increased 257% and 274% to $41,661 and $75,393 for the three and six months ended June 30, 2000, respectively, from $11,671 and $20,175 for the same periods in the prior year.


                                                                        Three Months       Six Months
                                                                           Ended             Ended
                                                                          June 30,          June 30,
                                                                            2000              2000
                                                                     ----------------- -----------------

               The increase is attributable to the following:

               Growth in original markets                              $        9,801   $        15,274
               Acquisition of local partner interests                           2,550             7,498
               New markets                                                     17,548            30,741
               Network Operations Control Center ("NOCC")                          91             1,705

         The increase in direct operating and programming expense was due to start up costs in Adelphia Business Solutions' new markets as regional switches and network rings were activated, combined with start up costs in Adelphia Business Solutions' original markets associated with Adelphia Business

Solutions' data and internet access products. The increased number and size of the operations of the networks resulted in increased employee related costs, equipment maintenance costs and expansion costs.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 94% and 128% to $63,348 and $122,194 for the three and six months ended June 30, 2000, respectively, from $32,637 and $53,646 for the same periods in the prior year, primarily reflecting expansion of the original and new markets.


                                                                        Three Months       Six Months
                                                                           Ended             Ended
                                                                          June 30,          June 30,
                                                                            2000              2000
                                                                     ----------------- -----------------

               The increase is attributable to the following:

               Growth in original markets                               $      12,635     $      16,308
               Acquisition of local partner interests                           1,820             7,891
               New markets                                                      9,570            21,171
               Sales and marketing activities                                     480             4,242
               Corporate overhead charges                                       5,780            10,730
               Bell Atlantic settlement charges                                     -             6,981
               Non-cash stock compensation                                        426             1,225

         Depreciation and Amortization. Depreciation and amortization expense increased 96% and 70% to $26,689 and $46,127 during the three and six months ended June 30, 2000, respectively, from $13,586 and $27,121 for the same periods in the prior year primarily as a result of increased depreciation resulting from the higher depreciable asset base at the NOCC and the networks, amortization of deferred financing costs and the acquisition of local partner interests.

         Interest Expense - Net. Interest expense - net increased 206% and 37% to $12,985 and $20,488 during the three and six months ended June 30, 2000, respectively, from $4,246 and $14,953 for the same period in the prior year. The increase was primarily attributable to a decrease in interest income.

         Equity in Net Loss of Joint Ventures. Equity in net loss of joint ventures decreased 90% and 94% to $346 and $451 during the three and six months ended June 30, 2000, respectively, from $3,291 and $7,094 for the same periods in the prior year as a result of the consolidation of several joint ventures resulting from the purchase of the local partners' interests, and the maturing of the remaining joint venture networks.

         The number of joint ventures paying management fees to Adelphia Business Solutions decreased from seven at June 30, 1999 to four at June 30, 2000 due to Adelphia Business Solutions' increased ownership in several joint ventures. These non-consolidated joint ventures and networks under construction paid management and monitoring fees to Adelphia Business Solutions, which are included in revenues, aggregating approximately $1,136 and $2,236 for the three and six months ended June 30, 2000, as compared with $1,032 and $2,609 for the same periods in the prior fiscal year. The nonconsolidated joint ventures' net losses, including networks under construction, for the three months ended June 30, 1999 and 2000, aggregated approximately $2,491 and $564, respectively and for the six months ended June 30, 1999 and 2000 aggregated approximately $4,712 and $1,200, respectively.

         Adelphia Business Solutions' Preferred Stock Dividends. Preferred stock dividends increased by 13% to $8,909 and $17,545 for the three and six months ended June 30, 2000 from $7,860 and $15,479 for the same periods in the prior year. The increase was due to a higher outstanding preferred stock base resulting from the payments of dividends in additional shares of preferred stock.

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

         For the six months ended June 30, 1999, cash provided by operating activities totaled $28,421 and for the six months ended June 30, 2000, cash used for operating activities totaled $38,843; for the six months ended June 30, 1999 and 2000, cash used for investing activities totaled $1,038,390 and $940,634, respectively and cash provided by financing activities totaled $1,414,026 and $931,842, respectively. See Note 1 to the condensed consolidated financial statements, in Part I, Item 1 for a summary of significant transactions affecting liquidity and capital resources subsequent to December 31, 1999, which is incorporated by reference herein.

Capital Expenditures

       Cable and Other Segment

         Capital expenditures for the six months ended June 30, 1999 and 2000 were $94,955 and $454,568, respectively. This increase was primarily due to acquisitions and cable plant rebuilds and upgrades to expand services. The Company expects that capital expenditures for the Cable and Other Segment for the year ending December 31, 2000 will be in a range of approximately $700,000 to $900,000.

       CLEC Segment

         Capital expenditures for the six months ended June 30, 1999 and 2000 were $131,831 and $290,900, respectively. This increase was primarily due to expenditures necessary to develop its markets, as well as the fiber purchases to interconnect the networks. Adelphia Business Solutions estimates that a total of approximately $350,000 will be required to fund Adelphia Business Solutions capital expenditures, working capital requirements, operating losses and pro rata investments in the joint ventures through the year ending December 31, 2000.

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

         At June 30, 2000, the Company's total outstanding debt aggregated $9,978,775, which included $2,778,572 of parent debt, $967,100 of Adelphia Business Solutions debt, $203,278 of Olympus public debt, $509,985 of FrontierVision public debt, $1,869,970 of Arahova public debt and $3,649,870 of other subsidiary debt. The Company also had total redeemable preferred stock of $426,842 outstanding as of June 30, 2000. As of June 30, 2000, Adelphia's subsidiaries had an aggregate of $2,396,752 in unused credit lines and cash and cash equivalents, which includes $547,363 also available to affiliates, part of which is subject to achieving certain levels of operating performance.

         On April 14, 2000, Adelphia closed on a $2,250,000 bank credit facility on behalf of certain subsidiaries and affiliates.. The credit facility consists of a $1,500,000 8 3/4 year reducing revolving credit loan and a $750,000 9 year term loan. Proceeds from this credit facility were used to complete the July 5, 2000 acquisition of Prestige Communications of NC, Inc.

         The Company's weighted average interest rate on notes payable to banks and institutions was approximately 8.78% at June 30, 1999 compared to 8.37% at June 30, 2000. Approximately 71% of the Company's total indebtedness was at fixed interest rates as of June 30, 2000, after giving effect to certain interest rate swaps, caps and collars.

         The following table sets forth the mandatory reductions in principal under all debt agreements for each of the next four years and six months based on amounts outstanding at June 30, 2000:


                      Six months ending December 31, 2000                   $    316,329
                      Year ending December 31, 2001                              204,642
                      Year ending December 31, 2002                              888,192
                      Year ending December 31, 2003                            1,326,816
                      Year ending December 31, 2004                              853,268

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         The Company uses fixed and variable rate debt to fund its working capital requirements, capital expenditures and acquisitions. These debt arrangements expose the Company to market risk related to changes in interest rates. The Company enters into pay-fixed agreements to effectively convert a portion of its variable-rate debt to fixed-rate debt to reduce the risk of incurring higher interest costs due to rising interest rates. As of June 30, 2000, the Company had interest rate swap agreements covering notional principal of $90,000 that expire through 2008 and that fix the interest rate at an average of 6.12%. The Company also enters into receive-fixed agreements to effectively convert a portion of its fixed-rate debt to a variable-rate debt which is indexed to LIBOR to reduce the risk of incurring higher interest costs in periods of falling interest rates. As of June 30, 2000, the Company had interest rate swap agreements covering notional principal of $80,000 that expire through 2003 and that have a variable rate at an average of 6.74%. The Company enters into interest rate cap agreements to reduce the risk of incurring higher interest costs due to rising interest rates. As of June 30, 2000, the Company had interest rate cap agreements covering a notional amount of $400,000, which expire in 2002 and cap rates at an average rate of 7.25%. As of June 30, 2000, the Company had interest rate collar agreements covering a notional amount of $200,000, with $100,000 expiring in each of 2001 and 2002. The interest rate collar agreements have average floor rates of 5.95% and 6.30% and average cap rates of 5.95% and 6.30%, respectively. These agreements also have maximum cap rates of 6.64% and minimum floor rates of 4.65% and 4.95%, respectively. The Company does not enter into any interest rate swap, cap or collar agreements for trading purposes. The Company is exposed to market risk in the event of non-performance by the banks. No such non-performance is expected. The table below summarizes the fair values and contract terms of the Company's financial instruments subject to interest rate risk as of June 30, 2000.


                                                   Expected Maturity

                              -----------------------------------------------------------                              Fair
                                   2000        2001       2002         2003        2004   Thereafter     Total         Value
                              ------------ ---------- ----------- ------------ ---------- ---------- ------------ -----------------
Debt and Redeemable
   Preferred Stock:

Fixed Rate                     $  282,375  $  23,000  $ 545,000  $  897,840   $ 531,847   $ 4,917,051  $ 7,197,113  $ 6,686,234
   Average Interest Rate            9.87%      9.87%      9.88%       9.88%       9.87%         9.79%

Variable Rate                      33,954    181,642    343,192     428,976     321,421     2,406,554    3,715,739    3,715,739
   Average Interest Rate            8.39%      8.37%      8.38%       8.35%       8.37%         8.25%

Interest Rate Swaps,
 Caps and Collars:

Variable to Fixed              $   15,000  $       -  $       -  $        -   $       -   $    75,000  $    90,000 $      5,409
Average Pay Rate                    6.12%          -          -           -           -         6.12%
Average Receive Rate                6.78%          -          -           -           -         7.29%

Fixed to Variable                       -          -     35,000      45,000           -             -       80,000       (2,299)
Average Pay Rate                        -          -      6.74%       6.74%           -             -
Average Receive Rate                    -          -      7.20%       7.21%           -             -

Interest Rate Caps                      -          -    400,000           -           -             -      400,000        2,407
Average Cap Rate                        -          -      7.25%           -           -             -

Interest Rate Collars                   -    100,000    100,000           -           -             -      200,000          (35)
Maximum Cap Rates                       -      6.64%      6.64%           -           -             -
Average Cap and Floor Rate              -      5.95%      6.30%           -           -             -
Minimum Floor Rate                      -      4.65%      4.95%           -           -             -

         Interest rates on variable debt are estimated by us using the average implied forward London Interbank Offer Rate ("LIBOR") rates for the year of maturity based on the yield curve in effect at June 30, 2000, plus the borrowing margin in effect at June 30, 2000. Average receive rates on the variable to fixed swaps are estimated by us using the average implied forward LIBOR rates for the year of maturity based on the yield curve in effect at June 30, 2000.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         On or about March 24, 2000, ML Media Partners, L.P. ("ML Media") commenced an action by filing a Verified Complaint (the "Complaint") in the Supreme Court of the State of New York, New York County, against Arahova Communications, Inc. ("Arohova"), Century Communications Corp., a Texas subsidiary of Arahova ("Century"), and Adelphia. In the nine count Complaint, ML Media alleges that it entered into a joint venture agreement (the "Agreement") with Century which, as subsequently modified, governed the ownership, operation and disposition of cable television systems in Puerto Rico (the "Joint Venture"). The Complaint alleges that Adelphia and its affiliates took over Century's interest in the Joint Venture on or around October 1, 1999, and have, according to the Complaint, breached their fiduciary obligations to the Joint Venture and violated certain provisions of the Agreement. The Complaint further alleges that ML Media gave Century notice that ML Media was exercising its rights under the Agreement to require that Century elect to (A) purchase ML Media's interest in the Joint Venture at an appraised fair value, or (B) seek to sell the cable systems to one or more third parties. Century, according to the Complaint, elected to pursue the sale of the cable systems and indicated that it was evaluating whether it or an affiliate thereof would make an offer for the cable systems. The Complaint alleges that Century or its affiliates' potential participation in the sale process is improper. The Complaint asks for, among other things, the dissolution of the Joint Venture and the appointment of a receiver to effect a prompt sale of the Joint Venture. The parties completed discovery in the action and each filed motions for partial summary judgment. On July 10, 2000, Justice Gammerman granted ML Media's motion for partial summary judgment on the fourth cause of action and declared that neither Century nor any of its affiliates may bid on or attempt to purchase the assets and business of the Joint Venture. Justice Gammerman also dismissed the fourth count of the counterclaim and required Century to proceed diligently with ML Media in locating one or more third parties to complete the sale and prohibited any defendant from interfering with the sale. On July 26, 2000, the Justice also ordered that the sale may be a sale of either the assets of the Joint Venture or the partnership interests in the Joint Venture. The Justice did not address other issues concerning the motion for summary judgment and did not schedule a full hearing on the merits. On August 7, 2000, Arahova and the other defendants filed a notice of appeal with respect to the above described orders and judgment of the Court. The management of Adelphia and Arahova intend to vigorously defend this action. Management believes that this matter will not have a material adverse effect on the Company.

         In November, 1999, Arahova, a subsidiary of Adelphia, has been sued in a class-action case, Galley vs. American Telephone & Telegraph Corp. et al., where the plaintiffs allege, that by requiring customers to purchase the @Home service, rather than offering the option of access alone, Arahova and the other defendant MSO's are illegally "tying" internet content to internet access, thereby violating both the federal antitrust laws and California unfair trade practice statutes. The plaintiffs also allege that the defendants have entered into an illegal conspiracy to require all MSO's providing, or desiring to provide, the @Home service to enter into contracts precluding them from offering any competing internet service. The plaintiffs have recently filed an amended complaint alleging that the violations are national in scope (rather than merely local). Arahova is vigorously defending this case. Due to the preliminary nature of the litigation, the outcome cannot be predicted.

         Adelphia and certain subsidiaries are defendants in several putative subscriber class action suits in state courts in Pennsylvania and Mississippi initiated during 1999. The suits all challenge the propriety of late fees charged by the subsidiaries to customers who fail to pay for services in a timely manner. The suits seek injunctive relief and various formulations of damages under various claimed causes of action under various bodies of state law. These actions are in various stages of defense and are being defended vigorously. The outcome of these matters cannot be predicted at this time. In

May 2000, Adelphia settled similar litigation in the state courts of Vermont. The settlement of this matter did not have a material adverse effect.

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

Item 6. Exhibits and Reports on Form 8-K

        (a)   Exhibits:

Exhibit No.                    Description

  27.01 Financial Data Schedule (supplied for the information of the Commission).


        (b)   Reports on Form 8-K:


         A Form 8-K was filed for the event dated June 13, 2000, which reported information under item 5.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      ADELPHIA COMMUNICATIONS CORPORATION
                                                   (Registrant)



Date:  August 14, 2000                   By:   /s/ Timothy J. Rigas
                                             ----------------------
                                               Timothy J. Rigas
                                               Executive Vice President
                                               (authorized officer), Chief
                                               Financial Officer, Chief
                                               Accounting Officer and Treasurer