Form 10-Q
period 2000-09-30
ADELPHIA COMMUNICATIONS CORP
filed 2000-11-14
CIK 796486

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 X Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

                For the quarterly period ended September 30, 2000

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

At November 14, 2000, 132,693,656 shares of Class A Common Stock, par value $.01 per share, and 19,235,998 shares of Class B Common Stock, par value $.01 per share, of the registrant were outstanding.


                                  ADELPHIA COMMUNICATIONS CORPORATION
                                           TABLE OF CONTENTS

                                                                                                           Page Number

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

       Condensed Consolidated Balance Sheets - December 31, 1999 and
        September 30, 2000.............................................................................            3

       Condensed Consolidated Statements of Operations - Three and Nine Months Ended
        September 30, 1999 and 2000....................................................................            4

       Condensed Consolidated Statements of Cash Flows - Nine Months Ended
        September 30, 1999 and 2000....................................................................            5

       Notes to Condensed Consolidated Financial Statements............................................            6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
              of Operations............................................................................           13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk....................................           26

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.............................................................................           27

Item 4.  Submission of Matters to a Vote of Security Holders...........................................           28

Item 6.  Exhibits and Reports on Form 8-K..............................................................           29

SIGNATURES.............................................................................................           30


SAFE HARBOR STATEMENT

    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Statements included in this Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, which are not historical facts are forward-looking statements, such as information relating to the effect of future regulation, future capital commitments and the effects of competition. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. These "forward looking statements" can be identified by the use of forward looking terminology such as "believes," "expects," "may," "will," "should," "intends," or "anticipates" or the negative thereof and the variations thereon or comparable terminology, or by discussions of strategy that involves risks or uncertainties. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions, acquisitions and divestitures, the availability and cost of capital, government and regulatory policies, the pricing and availability of equipment, materials, inventories and programming, product acceptance, the Company's ability to construct, expand and upgrade its networks, reliance on vendors, technological developments, and changes in the competitive environment in which the Company operates. Readers are cautioned that such forward-looking statements are only predictions, that no assurance can be given that any particular future results will be achieved, and that actual events or results may differ materially. For further information regarding these risks and uncertainties and their potential impact on the Company, see the prospectus and most recent prospectus supplement filed under Registration Statement No. 333-78027, under the caption "Risk Factors." In evaluating such statements, readers should specifically consider the various factors which could cause actual events or results to differ materially from those indicated by such forward-looking statements.


                                           PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                                ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                                    (Dollars in thousands, except share amounts)

                                                                                      December 31,       September 30,
                                                                                          1999                2000
                                                                                    ----------------    ---------------
ASSETS

Property, plant and equipment - net                                                 $    3,972,329      $   5,193,094
Intangible assets - net                                                                 12,095,873         12,548,939
Cash and cash equivalents                                                                  186,874            146,286
Restricted cash                                                                                --              66,652
U.S. government securities - pledged                                                        29,899                --
Investments                                                                                280,874            279,197
Subscriber receivables - net                                                               194,399            250,023
Prepaid expenses and other assets - net                                                    328,675            532,943
Related party receivables - net                                                            178,577             19,783
                                                                                    ----------------    ---------------
          Total                                                                     $   17,267,500      $  19,036,917
                                                                                    ================    ===============

LIABILITIES, PREFERRED STOCK, COMMON STOCK AND
OTHER  STOCKHOLDERS' EQUITY

Subsidiary debt                                                                     $    6,513,813      $   7,582,178
Parent debt                                                                              2,777,919          3,423,233
Accounts payable                                                                           442,561            408,462
Subscriber advance payments and deposits                                                    57,651             54,556
Accrued interest and other liabilities                                                     495,564            602,724
Deferred income taxes                                                                    2,113,097          2,012,273
                                                                                    ----------------    ---------------
          Total liabilities                                                             12,400,605         14,083,426
                                                                                    ----------------    ---------------

Minority interests                                                                         736,497            666,301
                                                                                    ----------------    ---------------

Adelphia Business Solutions redeemable exchangeable preferred stock                        260,848            287,584
                                                                                    ----------------    ---------------

13% Series B cumulative redeemable exchangeable preferred stock                            148,363            148,492
                                                                                    ----------------    ---------------

Commitments and contingencies (Note 9)

Convertible preferred stock, common stock and other stockholders' equity:

8 1/8% Series C convertible preferred stock ($100,000 liquidation preference)                    1                 --
5 1/2% Series D convertible preferred stock ($575,000 liquidation preference)                   29                 29
Class A common stock, $.01 par value, 1,200,000,000 shares authorized,
  113,051,118 and 122,875,159 shares issued, respectively                                    1,131              1,228
Class B common stock, $.01 par value, 300,000,000 shares authorized,
  10,834,476 and 19,235,998 shares issued and outstanding, respectively                        108                192
Additional paid-in capital                                                               5,863,633          6,343,607
Accumulated deficit                                                                     (1,997,553)        (2,300,598)
Accumulated other comprehensive income (loss)                                                3,239            (43,943)
Treasury stock, at cost, 1,091,524 shares of Class A common stock and
  20,000 shares of 8 1/8% Series C convertible preferred stock, respectively              (149,401)          (149,401)
                                                                                    ----------------    ---------------
   Convertible preferred stock, common stock and
     other stockholders'  equity                                                         3,721,187          3,851,114
                                                                                    ----------------    ---------------
          Total                                                                     $   17,267,500      $  19,036,917
                                                                                    ================    ===============


                      See the accompanying notes to condensed consolidated financial statements.



                                  ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                    (Dollars in thousands, except per share amounts)

                                                                   Three Months Ended              Nine Months Ended
                                                                      September 30,                   September 30,
                                                            ------------------------------- -------------------------------
                                                                  1999            2000            1999            2000
                                                            --------------- --------------- --------------- ---------------

Revenues                                                     $    232,305    $    727,858   $     652,695   $   2,104,702

Operating expenses:
  Direct operating and programming                                 79,623         269,605         219,553         770,972
  Selling, general and administrative                              75,303         177,907         186,030         518,298
  Depreciation and amortization                                    65,639         214,006         186,190         624,812
  Merger and integration costs                                         --              --              --           1,913
                                                            --------------- ---------------   -------------  --------------
          Total                                                   220,565         661,518         591,773       1,915,995
                                                            --------------- --------------- --------------- ---------------


Operating income                                                   11,740          66,340          60,922         188,707
                                                            --------------- --------------- --------------- ---------------

Other income (expense):
  Interest expense - net                                          (51,961)       (228,720)       (171,640)       (634,090)
  Equity in loss of Olympus and other joint ventures              (22,305)         (4,096)        (60,240)        (11,210)
  Equity in loss of Adelphia Business Solutions
     joint ventures                                                  (246)            381          (7,340)            (70)
  Minority interest in net losses of subsidiaries                  12,755          26,065          38,815          79,021
  Adelphia Business Solutions preferred stock dividends            (8,108)         (9,192)        (23,587)        (26,737)
  Priority investment income from Olympus                          12,000              --          36,000              --
  Gain on asset swap                                                   --              --              --          37,552
  Other                                                                --             (96)          2,354            (283)
                                                            --------------- --------------- --------------- ---------------

          Total                                                   (57,865)       (215,658)       (185,638)       (555,817)
                                                            --------------- --------------- --------------- ---------------

Loss before income taxes and extraordinary loss                   (46,125)       (149,318)       (124,716)       (367,110)
Income tax benefit                                                  3,580          18,415           7,626          63,803
                                                            --------------- --------------- --------------- ---------------

Loss before extraordinary loss                                    (42,545)       (130,903)       (117,090)       (303,307)
Extraordinary loss on early retirement of debt                         --              --         (10,027)             --
                                                            --------------- --------------- --------------- ---------------

Net loss                                                          (42,545)       (130,903)       (127,117)       (303,307)
Dividend requirements applicable to preferred stock               (14,332)        (14,406)        (27,332)        (43,218)
                                                            --------------- --------------- --------------- ---------------

Net loss applicable to common stockholders                        (56,877)       (145,309)       (154,449)       (346,525)

Other comprehensive loss - unrealized loss on
    available-for-sale securities (net of income tax
    benefit of $10,163 and $26,242)                                    --         (19,607)             --         (47,182)
                                                            --------------- --------------- --------------- ---------------

Comprehensive loss                                           $    (56,877)   $   (164,916)   $   (154,449)  $    (393,707)
                                                            =============== =============== =============== ===============
Basic and diluted net loss per weighted average share of
  common stock before extraordinary loss                     $      (0.95)   $      (1.06)   $      (2.56)  $       (2.64)
Basic and diluted extraordinary loss on early retirement of
  debt per weighted average share of common stock                      --              --           (0.18)             --
                                                            --------------- --------------- --------------- ---------------
Basic and diluted net loss per weighted average share
  of common stock                                            $      (0.95)   $      (1.06)   $      (2.74)  $       (2.64)
                                                            =============== =============== =============== ===============
Weighted average shares of common  stock
  outstanding (in thousands)                                       60,163         137,510          56,329         131,220
                                                            =============== =============== =============== ===============



                        See the accompanying notes to condensed consolidated financial statements.



                                 ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                                (Dollars in thousands)

                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                    -----------------------------------
                                                                                           1999               2000
                                                                                    ----------------    ---------------
Cash flows from operating activities:

  Net loss                                                                          $     (127,117)     $    (303,307)
    Adjustments to reconcile net loss to net cash provided by operating activities:

        Depreciation and amortization                                                      186,190            624,812
        Noncash interest expense                                                            24,898            102,031
        Noncash dividends                                                                   23,587             26,737
        Equity in loss of Olympus and other joint ventures                                  60,240             11,210
        Equity in loss of Adelphia Business Solutions joint ventures                         7,340                 70
        Gain on asset swap and other                                                        (2,354)           (37,552)
        Minority interest in losses of subsidiaries                                        (38,815)           (79,021)
        Extraordinary loss on early retirement of debt                                      10,027                 --
        Decrease in deferred income taxes                                                   (6,895)           (74,275)
        Changes in operating assets and liabilities, net of effect of acquisitions:
           Subscriber receivables                                                          (38,365)           (53,435)
           Prepaid expenses and other assets                                               (74,758)          (172,724)
           Accounts payable                                                                 (2,814)           (38,744)
           Subscriber advance payments and deposits                                            756             (2,295)
           Accrued interest and other liabilities                                            5,279             11,321
                                                                                    ----------------    ---------------
Net cash provided by operating activities                                                   27,199             14,828
                                                                                    ----------------    ---------------

Cash flows from investing activities:

  Acquisitions                                                                            (189,788)          (786,243)
  Expenditures for property, plant and equipment                                          (404,009)        (1,333,039)
  Adelphia Business Solutions' investments in joint ventures and other                     (27,421)           (10,375)
  Investments in other joint ventures                                                      (14,602)           (38,788)
  Sale of U.S. government securities - pledged                                              30,626             30,624
  Investments in restricted cash                                                                --            (66,652)
  Amounts invested in (advanced to) related parties                                       (459,816)           108,701
  Other                                                                                    (22,100)             3,053
                                                                                    ----------------    ---------------
Net cash used for investing activities                                                  (1,087,110)        (2,092,719)
                                                                                    ----------------    ---------------

Cash flows from financing activities:

  Proceeds from debt                                                                     1,224,625          5,324,965
  Repayments of debt                                                                      (874,966)        (3,747,562)
  Costs associated with financings                                                         (20,416)           (30,344)
  Premium paid on early retirement of debt                                                  (7,413)                --
  Net proceeds from issuance of convertible preferred stock                                557,649                 --
  Net proceeds from issuance of Class A common stock                                       856,559                 --
  Net proceeds from issuance of Class B common stock                                            --            519,275
  Payments to acquire treasury stock                                                      (149,213)                --
  Preferred stock dividends paid                                                           (32,367)           (29,031)
                                                                                    ----------------    ---------------
Net cash provided by financing activities                                                1,554,458          2,037,303
                                                                                    ----------------    ---------------

Increase (decrease) in cash and cash equivalents                                           494,547            (40,588)

Cash and cash equivalents, beginning of period                                             398,644            186,874
                                                                                    ----------------    ---------------

Cash and cash equivalents, end of period                                            $      893,191      $     146,286
                                                                                    ================    ===============


                      See the accompanying notes to condensed consolidated financial statements.


              ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                (Dollars in thousands, except per share amounts)


1.  Company and Basis of Presentation

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

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Rule 10-01 of Regulation S-X. Such principles are applied on a basis consistent with those reflected in the December 31, 1999 Form 10-K Report of the Company filed with the Securities and Exchange Commission. The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes contained in the Company's 1999 Annual Report on Form 10-K. In the opinion of management, the unaudited condensed consolidated financial statements contained herein include all adjustments (consisting of only recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. These interim results of operations are not necessarily indicative of results for future periods.

    Certain reclassifications have been made to prior period balances to conform to the current period's presentation.

2.       Significant Events and Items Subsequent to December 31, 1999

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

    During April 2000, Adelphia Business Solutions was the successful bidder, in the Federal Communications Commission ("FCC") auction, for 177 licenses in the 39 Ghz spectrum covering approximately 164,000,000 Points of Presence ("POPS"). Adelphia Business Solutions has deposited $15,000 of the total $77,605 purchase price with the remaining balance paid during October 2000, when Adelphia Business Solutions was granted the licenses.

    On April 14, 2000, Adelphia closed on a $2,250,000 bank credit facility through certain subsidiaries and affiliates of Adelphia. The credit facility consists of a $1,500,000 8 3/4 year reducing revolving credit loan and a $750,000 9 year term loan.

    On May 1, 2000, Adelphia and AT&T completed a swap of cable systems serving approximately 13,000 basic subscribers. As a result of this transaction, the Company recorded a gain of approximately $37,600.

    On May 3, 2000, Adelphia Business Solutions entered into a contract to build an advanced information technology infrastructure and to provide communications services to the Commonwealth of Pennsylvania state government. As part of the contract, Adelphia Business Solutions was required to place approximately $75,800 into a restricted account to be used for the completion of the technology infrastructure. As of September 30, 2000, Adelphia Business Solutions had used approximately $9,100 towards the completion of the infrastructure.

    In June 2000, Adelphia announced that it had entered into agreements regarding the acquisition of cable systems, including GS Communications, Inc., which will add approximately 155,000 basic subscribers to its Virginia cluster for an aggregate purchase price of $836,000. It is currently anticipated that these transactions, which are subject to customary closing conditions and the receipt of regulatory approvals, will close in the first quarter of 2001.

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

    In July 2000, Adelphia acquired Prestige Communications of NC, Inc. These systems served approximately 118,250 subscribers in North Carolina, Virginia and Maryland at the date of acquisition and were purchased for $700,000. The acquisition was accounted for under the purchase method of accounting. Accordingly, the financial results of the acquired systems have been included in the consolidated results of Adelphia effective from the date acquired.

    During July 2000, Adelphia Business Solutions consummated a purchase agreement with a subsidiary of Allegheny Energy, Inc. ("Allegheny") to acquire interests in a jointly owned network located in State College, Pennsylvania. Consideration paid to Allegheny was 330,000 shares of Adelphia Business Solutions' Class A common stock. The purchase increased Adelphia Business Solutions' ownership in this network to 100%. The acquisition was accounted for under the purchase method of accounting. Accordingly, the financial results of the acquired network have been included in the consolidated results of Adelphia Business Solutions effective from the date acquired.

    On August 2, 2000, 80,000 shares of Series C convertible preferred stock held by Highland Holdings, a general partnership owned by the Rigas family, were converted into 9,433,962 shares of Adelphia Class A common stock.

    On September 20, 2000, Adelphia completed an offering of $750,000 of 10 7/8% senior notes due 2010. Net proceeds from this offering, after deducting offering expenses, were approximately $733,100. Adelphia used the proceeds to repay borrowings under revolving credit facilities of its subsidiaries, which may be reborrowed and used for general corporate purposes, including acquisitions, capital expenditures and investments. The terms of these notes are similar to those of Adelphia's existing publicly held senior debt.

    On September 28, 2000, Adelphia closed on a $500,000 9 1/4 year term loan through certain subsidiaries and affiliates of Adelphia. This term loan is an additional part of the credit facility closed on April 14, 2000. This brings the total amount of that bank facility to $2,750,000.

    In November 2000, Adelphia acquired cable systems in the Cleveland, Ohio area from Cablevision Systems Corp. These systems served approximately 310,000 subscribers at the date of acquisition. In connection with the acquisition, Adelphia issued 10,800,000 shares of its Class A common stock and paid cash of approximately $990,000. The acquisition was accounted for under the purchase method of accounting. Accordingly, the financial results of the acquired systems will be included in the consolidated results of Adelphia effective from the date acquired.

    In addition to the acquisitions mentioned above, prior to November 14, 2000, Adelphia completed certain other cable system acquisitions. These acquisitions served approximately 54,250 basic subscribers at the date of acquisitions primarily in California, Colorado, New York and Maine and were purchased for an aggregate price of approximately $172,347, comprised of Adelphia Class A common stock and cash. These acquisitions will be accounted for under the purchase method of accounting. Accordingly, the financial results of the acquired systems will be included in the consolidated results of Adelphia effective from the date acquired.

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


                                                                      Three Months        Nine Months
                                                                          Ended              Ended
                                                                      September 30,      September 30,
                                                                           1999               1999
                                                                   ------------------- -----------------

              Revenues                                             $        633,016    $     1,833,874
              Loss before extraordinary loss                               (128,167)          (308,927)
              Net loss                                                     (142,499)          (346,232)
              Basic and diluted net loss per weighted average
                  share of common stock                                       (1.22)             (3.06)

    The above financial information excludes the gain on the sale of discontinued operations of Centennial Cellular and the Australian operations of Arahova Communications, Inc., of approximately $314,000 recognized by the acquired business and merger costs associated with the acquisitions of approximately $184,000 during the nine months ended September 30, 1999.

3.  Debt

    Debt is summarized as follows:

    Subsidiary Debt:
                                                                                      December 31,     September 30,
                                                                                          1999              2000
                                                                                     ---------------  -----------------
              Notes to banks and institutions                                         $  3,088,477   $      4,181,253
              13% Senior Discount Notes of Adelphia Business
                Solutions due 2003                                                         253,860            281,764
              12 1/4% Senior Secured Notes of Adelphia Business
                Solutions due 2004                                                         250,000            250,000
              12% Senior Subordinated Notes of Adelphia Business
                Solutions due 2007                                                         300,000            300,000
              10 5/8% Senior Notes of Olympus due 2006                                     203,537            203,149
              11% Senior Subordinated Notes of FrontierVision Due 2006                     212,541            211,165
              11 7/8% Senior Discount Notes Series A of
                FrontierVision due 2007                                                    205,979            222,498
              11 7/8% Senior Discount Notes Series B of
                FrontierVision due 2007                                                     78,522             83,105
              9 1/2% Senior Notes of Arahova due 2000                                      148,773                 --
              9 3/4% Senior Notes of Arahova due 2002                                      201,172            201,218
              Zero Coupon Senior Discount Notes of Arahova due 2003                        318,234            345,334
              9 1/2% Senior Notes of Arahova due 2005                                      250,852            251,010
              8 7/8% Senior Notes of Arahova due 2007                                      242,542            243,544
              8 3/4% Senior Notes of Arahova due 2007                                      216,105            217,152
              8 3/8% Senior Notes of Arahova due 2007                                       94,106             94,744
              8 3/8% Senior Notes of Arahova due 2017                                       94,048             94,336
              Senior Discount Notes of Arahova due 2008                                    267,105            288,405
              Other subsidiary debt                                                         87,960            113,501
                                                                                    -----------------------------------
                Total subsidiary debt                                                 $  6,513,813   $      7,582,178
                                                                                    ===================================

    The following information updates to September 30, 2000, unless otherwise noted, certain disclosures included in Note 3 to Adelphia's consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 1999.


             Weighted average interest rate payable by subsidiaries
                under credit agreements with banks and institutions                                         8.45%

             Percentage of total indebtedness that bears interest at
                fixed rates for at least one year                                                           68.9%


    Parent Debt:


                                                                               December 31,       September 30,
                                                                                   1999                2000
                                                                             -----------------   -----------------

            10 1/4% Senior Notes due 2000                                     $        99,872     $            --
             9 1/4% Senior Notes due 2002                                             325,000             325,000
             8 1/8% Senior Notes due 2003                                             149,419             149,537
            10 1/2% Senior Notes due 2004                                             150,000             150,000
             7 1/2% Senior Notes due 2004                                             100,000             100,000
             9 7/8% Senior Notes due 2007                                             347,791             347,975
             8 3/8% Senior Notes due 2008                                             299,259             299,308
             7 3/4% Senior Notes due 2009                                             300,000             300,000
             7 7/8% Senior Notes due 2009                                             350,000             350,000
             9 3/8% Senior Notes due 2009                                             496,020             496,352
            10 7/8% Senior Notes due 2010                                                  --             744,323
             9 7/8% Senior Debentures due 2005                                        128,711             128,891
             9 1/2% Pay-In-Kind Notes due 2004                                         31,847              31,847
                                                                             -----------------   -----------------
                     Total parent debt                                       $      2,777,919     $     3,423,233
                                                                             =================   =================

4.  Investments


      Adelphia's nonconsolidated investments are as follows:

                                                                                December 31,      September 30,
                                                                                    1999              2000
                                                                             ----------------- ------------------
      Investments accounted for using the equity method:
      Gross investment:
        Adelphia Business Solutions' joint ventures                           $       61,400   $         64,300
        Mobile communications                                                         19,865             21,868
        Media venture                                                                  8,408             16,508
        Other                                                                          3,649              3,157
                                                                             ----------------- ------------------
           Total                                                                      93,322            105,833
                                                                             ----------------- ------------------

      Investments accounted for using the cost method:

      Niagara Frontier Hockey, L.P.                                                   47,533                 --
      Benbow PCS Ventures, Inc.                                                       17,192                 --
      Convertible preferred stock                                                     87,433             94,200
      Interactive ventures                                                               --              16,350
      Other                                                                           12,972             15,508
                                                                             ----------------- ------------------
           Total                                                                     165,130            126,058
                                                                             ----------------- ------------------

      Investments accounted for as available-for-sale securities:

      Common stock warrants                                                           49,890             69,510
      Common stock                                                                        --             14,133
                                                                             ----------------- ------------------
           Total                                                                      49,890             83,643
                                                                             ----------------- ------------------

      Total investments before cumulative equity in net losses                       308,342            315,534
      Cumulative equity in net losses                                                (27,468)           (36,337)
                                                                             ----------------- ------------------
      Total investments                                                       $      280,874   $        279,197
                                                                             ================= ==================

    In July 2000, certain members of the Rigas family closed on their agreement to acquire all the voting interests of Niagara Frontier Hockey, L.P. ("NFHLP"). In conjunction with the closing of this agreement Adelphia's Capital Funding Notes of NFHLP were converted to a $46,500, 10% partially subordinated note due in July 2010. Concurrently with the recapitalization of NFHLP, Adelphia also purchased a $30,000, 10% fully subordinated note due July 2010. Both notes pay interest quarterly with principal due at maturity.

5.  Related Party Receivables - Net

    Related party receivables - net represent advances to and management fees and other fees from managed partnerships, the Rigas family and Rigas family controlled entities. No related party advances are collateralized.

6.  Net Loss Per Weighted Average Share of Common Stock

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

7.  Supplemental Financial Information

    Cash payments for interest were $231,403 and $575,937 for the nine months ended September 30, 1999 and 2000, respectively. Accumulated depreciation of property, plant and equipment amounted to $1,138,407 and $1,474,814 at December 31, 1999 and September 30, 2000, respectively. Accumulated amortization of intangible assets amounted to $615,772 and $809,749 at December 31, 1999 and September 30, 2000, respectively. Interest expense - net includes interest income of $30,725 and $4,379 for the three months ended September 30, 1999 and 2000 and $78,842 and $15,171 for the nine months ended September 30, 1999 and 2000, respectively. Interest income includes interest income from affiliates on long-term loans and for reimbursement of interest expense on revolving credit agreements related to short-term borrowings by such affiliates.

8.  Income Taxes

    Income tax benefit for the three and nine months ended September 30, 1999 and 2000 was substantially comprised of deferred tax.

9.  Commitments and Contingencies

    Reference is made to Note 1 and to Management's Discussion and Analysis of Financial Condition and Results of Operations and Legal Proceedings for a discussion of material commitments and contingencies.

10. Recent Accounting Pronouncements

    Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", and SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" is effective for the Company as of January 1, 2001. SFAS No. 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value with changes in fair value reflected in the statement of operations. In conjunction with preparing for the implementation of this standard, the Company has determined that its derivative instruments are primarily in the form of interest rate protection instruments such as interest rate swaps, caps and collars and common stock purchase warrants. The Company does not expect adoption of this statement to have a significant effect on its consolidated results of operations or financial position.

11.  Business Segment Information

    Refer to Part I, Item 2 of this Quarterly Report on Form 10-Q for information regarding business segments as of December 31, 1999 and September 30, 2000 and for the three and nine months ended September 30, 1999 and 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        (Dollars in thousands)

See Safe Harbor Statement following the table of contents, which section is incorporated by reference herein.

Results of Operations

    Adelphia Communications Corporation and its subsidiaries ("Adelphia" or the "Company") operate primarily in two lines of business within the telecommunications industry: cable television and related investments ("Adelphia, excluding Adelphia Business Solutions" or "Cable and Other Segment") and competitive local exchange carrier ("CLEC") telephony ("Adelphia Business Solutions" or "CLEC Segment"). The balance sheet data as of December 31, 1999 and September 30, 2000, and the other data for the three and nine months ended September 30, 1999 and 2000, of Adelphia Business Solutions presented below have been derived from the consolidated financial statements of Adelphia Business Solutions not included herein.

    A majority owned subsidiary of the Company, Adelphia Business Solutions, together with its subsidiaries owns CLEC networks and investments in CLEC joint ventures and manages those networks and joint ventures. Adelphia Business Solutions is an unrestricted subsidiary for purposes of the Company's indentures. For further information regarding Adelphia Business Solutions, which also files reports pursuant to the Securities Exchange Act of 1934, see Adelphia Business Solutions' Form 10-Q for the quarterly period ended September 30, 2000.

    Summarized unaudited financial information of Adelphia Consolidated, Adelphia Business Solutions and Adelphia, excluding Adelphia Business Solutions is as follows:


Balance Sheet Data                                                     December 31,      September 30,
                                                                           1999              2000
                                                                     ----------------- ------------------
Adelphia Consolidated

  Total assets                                                        $   17,267,500    $    19,036,917
  Total debt                                                               9,291,732         11,005,411
  Cash and cash equivalents                                                  186,874            146,286
   Restricted cash                                                                --             66,652
  Investments (a)                                                            308,342            315,534
  Redeemable preferred stock                                                 409,211            436,076
  Convertible preferred stock  (liquidation preference)                      675,000            575,000

Adelphia Business Solutions

  Total assets (b)                                                    $    1,171,074    $     1,726,368
  Total debt                                                                 845,178          1,236,365
  Cash and cash equivalents                                                    2,133              2,466
  Restricted cash                                                                 --             66,652
  Investments (a)                                                             61,400             66,800
  Redeemable preferred stock                                                 260,848            287,584

Adelphia, excluding Adelphia Business Solutions

  Total assets                                                        $   16,096,426    $    17,310,549
  Total debt                                                               8,446,554          9,769,046
  Cash and cash equivalents                                                  184,741            143,820
  Investments (a)                                                            246,942            248,734
  Redeemable preferred stock                                                 148,363            148,492
  Convertible preferred stock  (liquidation preference)                      675,000            575,000


Other Data:                                                   Three Months Ended          Nine Months Ended
                                                                 September 30,              September 30,
                                                          -------------------------- ---------------------------
                                                               1999         2000          1999         2000
                                                          ------------- ------------ ------------- -------------
Adelphia Consolidated

  Revenues                                                 $  232,305   $  727,858    $  652,695   $ 2,104,702
  Priority investment income from Olympus                      12,000           --        36,000            --
  Operating expenses (c)                                      154,926      447,512       405,583     1,289,270
  Depreciation and amortization expense                        65,639      214,006       186,190       624,812
  Operating income                                             11,740       66,340        60,922       188,707
  Interest expense - net                                      (51,961)    (228,720)     (171,640)     (634,090)
  Preferred stock dividends                                   (22,440)     (23,598)      (50,919)      (69,955)
  Capital expenditures                                        177,223      587,571       404,009     1,333,039
  Cash paid for acquisitions                                    7,523      766,071       189,788       786,243
  Cash used for investments                                     9,596       21,630        42,023        49,163

Adelphia Business Solutions

  Revenues                                                 $   43,347   $   93,551    $   99,000   $   243,066
  Operating expenses (c)                                       55,834      118,098       129,655       315,685
  Depreciation and amortization expense                        18,168       27,103        45,289        73,230
  Operating loss                                              (30,655)     (51,650)      (75,944)     (145,849)
  Interest expense - net (d)                                  (14,842)     (15,501)      (29,795)      (35,989)
  Preferred stock dividends                                    (8,108)      (9,192)      (23,587)      (26,737)
  Capital expenditures                                        100,587      188,101       232,418       479,001
  Cash paid for acquisitions                                    2,850           --       129,118            --
  Cash used for investments                                     2,749        3,250        27,421        10,375

Adelphia, excluding Adelphia Business Solutions

  Revenues                                                 $  188,958   $  634,307    $  553,695   $ 1,861,636
  Priority investment income from Olympus                      12,000           --        36,000            --
  Operating expenses (c)                                       99,092      329,414       275,928       973,585
  Depreciation and amortization expense                        47,471      186,903       140,901       551,582
  Operating income                                             42,395      117,990       136,866       334,556
  Interest expense - net (e)                                  (37,119)    (213,219)     (141,845)     (598,101)
  Preferred stock dividends                                   (14,332)     (14,406)      (27,332)      (43,218)
  Capital expenditures                                         76,636      399,470       171,591       854,038
  Cash paid for acquisitions                                    4,673      766,071        60,670       786,243
  Cash used for investments                                     6,847       18,380        14,602        38,788


(a)      Represents total investments before cumulative equity in net losses.
(b)      Amounts exclude receivables from Adelphia of $392,629 as of December 31, 1999.
(c)      Amounts exclude depreciation, amortization and merger and integration costs.
(d)      Amounts include interest income from Adelphia of $1,336, $0, $6,943 and $6,282 for the respective periods.
(e)      Amounts include interest expense to Adelphia Business Solutions of $1,336, $0, $6,943 and $6,282 for the respective periods.

Three and Nine Months Ended September 30, 2000

    Adelphia earned substantially all of its revenues in the three and nine months ended September 30, 1999 and 2000 from monthly subscriber fees for basic, satellite, premium and ancillary services (such as installations and equipment rentals), CLEC telecommunications services, local and national advertising sales, high speed data services and pay-per-view programming.

    The changes in Adelphia's operating results for the three and nine months ended September 30, 2000 compared to the same period of the prior year, were primarily the result of acquisitions, rate increases and expansion of existing operations.

    The high level of depreciation and amortization associated with the significant number of acquisitions in recent years, the continued upgrade and expansion of systems and interest costs associated with financing activities will continue to have a negative impact on the reported results of operations. Adelphia expects to report net losses for the next several years.

    Adelphia  completed  numerous  acquisitions  during the year ended
December 31, 1999. The Company completed the acquisition of Olympus Communications, L.P. ("Olympus") partnerships interests held by FPL Group, Inc. and the acquisitions of FrontierVision Partners, L.P. ("FrontierVision"), Harron Communication Corp., and Arahova Communications, Inc. ("Arahova") (formerly Century Communications Corp.). These acquisitions occurred on October 1, 1999. Reference is made to Note 1 of the consolidated financial statements contained in Adelphia's Annual Report on Form 10-K for the year ended December 31, 1999 for additional information regarding these acquisitions.

    The following tables set forth certain cable television system data at the dates indicated for Company Owned and Managed Systems. The "Managed Systems" are affiliated systems managed by Adelphia.


                                                                            September 30,              Percent
                                                                 --------------------------------     Increase/
                                                                      1999              2000          Decrease
                                                                 --------------   ---------------  ----------------
       Homes Passed by Cable

       Company Owned Systems                                        3,242,062         8,035,617        147.9%
       Managed Systems                                                179,210           261,254         45.8%
                                                                 --------------   ---------------
       Total Systems                                                3,421,272         8,296,871        142.5%
                                                                 ==============   ===============

       Basic Subscribers

       Company Owned Systems                                        2,283,806         5,190,507        127.3%
       Managed Systems                                                134,697           193,316         43.5%
                                                                 --------------   ---------------
       Total Systems                                                2,418,503         5,383,823        122.6%
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


                                                                  Three Months Ended      Nine Months Ended
                                                                    September 30,           September 30,
                                                                ---------------------  ----------------------
                                                                   1999        2000       1999        2000
                                                                ---------   ---------  ----------  ----------
             Revenues                                            100.0%      100.0%    100.0%      100.0%

             Operating expenses:
               Direct operating and programming                   34.3%      37.0%      33.6%        36.6%
               Selling, general and administrative                32.4%      24.4%      28.5%        24.6%
               Depreciation and amortization                      28.3%      29.4%      28.5%        29.7%
               Merger and integration costs                         --         --         --           .1%
                                                                ---------   ---------  ----------  ----------

             Operating income                                     5.0%        9.2%       9.4%         9.0%
                                                                =========   =========  ==========  ==========

Cable and Other Segment

Revenues

    The primary revenue sources reflected as a percentage of total revenues were as follows:


                                                                                      Three Months Ended
                                                                                         September 30,
                                                                                   -------------------------
                                                                                        1999         2000
                                                                                   ------------   ----------
             Cable service and equipment                                                80%          77%
             Premium programming                                                        10%           9%
             Advertising sales and other services                                       10%          14%

    Revenues increased approximately 235.7% and 236.2% for the three and nine months ended September 30, 2000, respectively, compared with the same periods of the prior year. The increases are attributable to the following:


                                                                           Three Months         Nine Months
                                                                               Ended              Ended
                                                                           September 30,       September 30,
                                                                                2000              2000
                                                                         ----------------- ------------------
             Acquisitions                                                       96%               94%
             Basic subscriber growth                                             1%                1%
             Cable rate increases                                               --                 6%
             Premium programming                                                (1%)              (6%)
             Advertising sales and other services                                4%                5%

    During the previous twelve months, rate increases related to cable services were implemented in the majority of the Company's systems. Advertising revenues and revenues derived from other strategic service offerings such as high-speed data services, long distance services and paging also had a positive impact on revenues for the three and nine months ended September 30, 2000.

Direct Operating and Programming Expenses

    Direct operating and programming expenses, which are mainly basic and premium programming costs and technical expenses, increased 243.0% and 251.3% to $218,712 and $644,686 for the three and nine months ended September 30, 2000, respectively, from $63,761 and $183,516 for the same periods of 1999. Acquisitions accounted for substantially all of the increase for the three months ended September 30, 2000, while being partially offset by operational efficiencies recognized in connection with the acquisitions.

Selling, General and Administrative Expenses

    These expenses, which are mainly comprised of costs related to system offices, customer service representatives and sales and administrative employees, increased 213.3% and 255.9% to $110,702 and $328,899 for the three and nine months ended September 30, 2000, respectively, from $35,331 and $92,412 for the same periods of 1999. Acquisitions, subscriber growth and new services accounted for substantially all of the increase for the three and nine months ended September 30, 2000, respectively.

Depreciation and Amortization

    Depreciation and amortization increased 293.7% and 291.5% to $186,903 and $551,582 for the three and nine months ended September 30, 2000, respectively, from $47,471 and $140,901 for the same periods of 1999. Acquisitions accounted for substantially all of the increase for the three and nine months ended September 30, 2000.

Priority Investment Income

    Priority investment income is comprised of payments received from Olympus of accrued priority return on the Company's investment in 16.5% preferred limited partner ("PLP") interests in Olympus prior to the consolidation of Olympus effective October 1, 1999.

Interest Expense - Net

    Interest expense - net increased 474.4% and 321.7% to $213,219 and $598,101 for the three and nine months ended September 30, 2000, respectively, from $37,119 and $141,845 for the same periods of 1999. Acquisitions accounted for 72.0% and 84.5% of the increase for the three and nine months ended September 30, 2000, respectively. The remaining increase was primarily due to an increase in average debt outstanding and higher interest rates.

Equity in Loss of Olympus and Other Joint Ventures

    The equity in loss of Olympus and other joint ventures represents primarily
(i) the Company's pro-rata share of Olympus' losses and the accretion requirements of Olympus' PLP interests, and (ii) Adelphia's pro-rata share of its less than majority owned partnerships' operating losses. Equity in loss of joint ventures decreased in the three months ended September 30, 2000, compared to the same period in 1999, primarily due to the consolidation of Olympus effective October 1, 1999.

Preferred Stock Dividends

    Preferred stock dividends increased 0.5% and 58.1% to $14,406 and $43,218 for the three and nine months ended September 30, 2000, respectively, from $14,332 and $27,332 for the same periods of 1999. The increase for the nine months ended September 30, 2000 is due to the dividends on the Series D convertible preferred stock issued in April 1999.

Minority Interest in Net Losses of Subsidiaries

    Minority interest in net losses of subsidiaries increased 104.4% and 103.6% to $26,065 and $79,021 for the three and nine months ended September 30, 2000, respectively, from $12,755 and $38,815 for the same periods for 1999. The increase was primarily due to increased net losses of less than wholly-owned subsidiaries attributable to minority interests, offset partially by net income of certain less than wholly-owned subsidiaries of the Acquisitions.

Gain on Asset Swap

    On May 1, 2000, Adelphia swapped certain cable systems for certain cable systems owned by AT&T. The result of this transaction was a gain of $37,552 for the nine months ended September 30, 2000.

CLEC Segment

Revenues

    Revenues increased 115.8% and 145.5% to $93,551 and $243,066 for the three and nine months ended September 30, 2000, respectively, from $43,347 and $99,000 for the same periods in the prior year.


                                                                    Three Months       Nine Months
                                                                       Ended              Ended
                                                                    September 30,      September 30,
                                                                        2000               2000
                                                                ------------------- -------------------

               The change is attributable to the following:

               Growth in original markets                        $         34,089   $         86,377
               Acquisition of local partner interests                       1,604             18,885
               Expansion markets                                           14,833             39,421
               Management fees                                               (322)              (617)

     The primary sources of revenues, reflected as a percentage of total revenues were as follows:


                                                              Three Months             Nine Months
                                                                 Ended                    Ended
                                                             September 30,            September 30,
                                                       -------------------------- -----------------------
                                                           1999         2000         1999        2000
                                                       ------------ ------------- -----------------------

               Voice services                                69.6%        71.4%        68.0%       73.3%
               Data and dedicated access services            24.7%        18.4%        25.8%       18.7%
               Management fees                                2.8%         1.0%         3.9%        1.3%
               Other                                          2.9%         9.2%         2.3%        6.7%



Direct Operating and Programming

    Direct operating and programming increased 220.8% and 250.4% to $50,893 and $126,286 for the three and nine months ended September 30, 2000, respectively, from $15,862 and $36,037 for the same periods in the prior year.


                                                                       Three Months      Nine Months
                                                                           Ended             Ended
                                                                       September 30,     September 30,
                                                                            2000              2000
                                                                     ----------------- -----------------
               The change is attributable to the following:

               Growth in original markets                             $       12,933    $       28,207
               Acquisition of local partner interests                            411             7,909
               Expansion markets                                              21,262            52,003
               Network Operations Control Center ("NOCC")                        425             2,130

    The increase in direct operating and programming expense was due to start up costs in Adelphia Business Solutions' expansion markets as regional switches and network rings were activated, combined with start up costs in Adelphia Business Solutions' original markets associated with Adelphia Business Solutions' data and internet access products. The increased number and size of the operations of the networks resulted in increased employee related costs, equipment maintenance costs and expansion costs.

Selling, General and Administrative Expenses

    Selling, general and administrative expenses increased 68.1% and 102.3% to $67,205 and $189,399 for the three and nine months ended September 30, 2000, respectively, from $39,972 and $93,618 for the same periods in the prior year, primarily reflecting expansion of the original and expansion markets and the acquisition of local partner interests.


                                                                        Three Months      Nine Months
                                                                           Ended             Ended
                                                                       September 30,     September 30,
                                                                            2000              2000
                                                                     ----------------- -----------------
               The change is attributable to the following:

               Growth in original markets                             $        9,110    $       26,003
               Acquisition of local partner interests                            374             8,264
               Expansion markets                                              13,178            34,349
               Sales and marketing activities                                   (974)            3,268
               Corporate overhead charges                                      6,887            17,034
               Bell Atlantic settlement charges                                   --             6,981
               Non-cash stock compensation                                    (1,342)             (118)

Depreciation and Amortization

    Depreciation and amortization expense increased 49.2% and 61.7% to $27,103 and $73,230 during the three and nine months ended September 30, 2000, respectively, from $18,168 and $45,289 for the same periods in the prior year primarily as a result of increased depreciation resulting from the higher depreciable asset base at the NOCC and the networks, amortization of deferred financing costs and the acquisition of local partner interests.

Interest Expense - Net

    Interest expense - net increased 4.4% and 20.8% to $15,501 and $35,989 during the three and nine months ended September 30, 2000, respectively, from $14,842 and $29,795 for the same period in the prior year. The increase was primarily attributable to a decrease in interest income.

Equity in Net (Loss) Income of Joint Ventures

    Equity in net (loss) income of joint ventures was equity in net income of $381 and equity in net loss of $70 during the three and nine months ended September 30, 2000, respectively, compared to equity in net loss of $246 and $7,340 for the same periods in the prior year as a result of the consolidation of several joint ventures resulting from the purchase of the local partners' interests, and the maturing of the remaining joint venture networks.

    The number of joint ventures paying management fees to Adelphia Business Solutions decreased from four at September 30, 1999 to three at September 30, 2000 due to Adelphia Business Solutions' increased ownership in the State College Network. These non-consolidated joint ventures paid management and monitoring fees to Adelphia Business Solutions, which are included in revenues, aggregating approximately $893 and $3,129 for the three and nine months ended September 30, 2000, as compared with $1,215 and $3,824 for the same periods in the prior fiscal year. The nonconsolidated joint ventures for the three months ended September 30, 1999 and 2000 had net losses of approximately $831 and a net income of $551, respectively, and for the nine months ended September 30, 1999 and 2000 aggregated a net loss of approximately $4,660 and a net income of $313, respectively.

Adelphia Business Solutions' Preferred Stock Dividends

    Preferred stock dividends increased by 13% to $9,192 and $26,737 for the three and nine months ended September 30, 2000 from $8,108 and $23,587 for the same periods in the prior year. The increase was due to a higher outstanding preferred stock base resulting from the payments of dividends in additional shares of preferred stock.

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

    For the nine months ended September 30, 1999 and September 30, 2000, cash provided by operating activities totaled $27,199 and $14,828, respectively; cash used for investing activities totaled $1,087,110 and $2,092,719, respectively; and cash provided by financing activities totaled $1,554,458 and $2,037,303, respectively. See Note 1 to the condensed consolidated financial statements, in
Part I, Item 1, for a summary of significant transactions affecting liquidity and capital resources subsequent to December 31, 1999, which is incorporated by reference herein.

Capital Expenditures

       Cable and Other Segment

    Capital expenditures for the nine months ended September 30, 1999 and 2000 were $171,591 and $854,038, respectively. This increase was primarily due to acquisitions and cable plant rebuilds and upgrades to expand services. The Company expects that capital expenditures for the Cable and Other Segment for the year ending December 31, 2000 will be in a range of approximately $1,150,000 to $1,300,000.

       CLEC Segment

    Capital expenditures for the nine months ended September 30, 1999 and 2000 were $232,418 and $479,001, respectively. This increase was primarily due to expenditures necessary to develop its markets, as well as the fiber purchases to interconnect the networks. Adelphia Business Solutions estimates that a total of approximately $175,000 will be required to fund Adelphia Business Solutions capital expenditures, working capital requirements, operating losses and pro rata investments in the joint ventures during the fourth quarter of the year ending December 31, 2000.

Acquisitions

    In July 2000, Adelphia acquired Prestige Communications of NC, Inc. These systems served approximately 118,250 subscribers in North Carolina, Virginia and Maryland at the date of acquisition and were purchased for approximately $700,000. The acquisition was accounted for under the purchase method of accounting. Accordingly, the financial results of the acquired systems have been included in the consolidated results of Adelphia effective from the date acquired.

    During July 2000, Adelphia Business Solutions consummated a purchase agreement with a subsidiary for Allegheny Energy, Inc. ("Allegheny") to acquire interests in a jointly owned network located in State College, Pennsylvania. Consideration paid to Allegheny was 330,000 shares of Adelphia Business Solutions' Class A common stock. The purchase increased Adelphia Business Solutions' ownership in this network to 100%. The acquisition will be accounted for under the purchase method of accounting. Accordingly, the financial results of the acquired network have been included in the consolidated results of Adelphia Business Solutions effective from the date acquired.

    In November 2000, Adelphia acquired cable systems in the Cleveland, Ohio area from Cablevision Systems Corp. These systems served approximately 310,000 subscribers at the date of acquisition. In connection with the acquisition, Adelphia issued 10,800,000 shares of its Class A common stock and paid cash of approximately $990,000. The acquisition was accounted for under the purchase method of accounting. Accordingly, the financial results of the acquired systems will be included in the consolidated results of Adelphia effective from the date acquired.

    In addition to the acquisitions mentioned above, prior to November 14, 2000, Adelphia completed certain other cable system acquisitions. These acquisitions served approximately 54,250 basic subscribers at the date of acquisitions primarily in California, Colorado, New York and Maine and were purchased for an aggregate price of approximately $172,347, comprised for Adelphia Class A common stock and cash. These acquisitions will be accounted for under the purchase method of accounting. Accordingly, the financial results of the acquired systems will be included in the consolidated results of Adelphia effective from the date acquired.

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

    At September 30, 2000, the Company's total outstanding debt aggregated $11,005,411, which included $3,423,233 of parent debt, $1,236,365 of Adelphia Business Solutions debt, $203,149 of Olympus public debt, $516,768 of FrontierVision public debt, $1,735,743 of Arahova public debt and $3,890,153 of other subsidiary debt. The Company also had total redeemable preferred stock of $436,076 outstanding as of September 30, 2000. As of September 30, 2000, Adelphia's subsidiaries had an aggregate of $1,951,430 in unused credit lines and cash and cash equivalents, which includes $1,440,000 also available to affiliates, part of which is subject to achieving certain levels of operating performance.

    On April 14, 2000, Adelphia closed on a $2,250,000 bank credit facility through certain subsidiaries and affiliates of Adelphia. The credit facility consists of a $1,500,000 8 3/4 year reducing revolving credit loan and a $750,000 9 year term loan.

    On September 20, 2000, Adelphia completed an offering of $750,000 of 10 7/8% senior notes due 2010. Net proceeds from this offering, after deducting offering expenses, were approximately $733,100. Adelphia used the proceeds to repay borrowings under revolving credit facilities of its subsidiaries, which may be reborrowed and used for general corporate purposes, including acquisitions, capital expenditures and investments. The terms of these notes are similar to those of Adelphia's existing publicly held senior debt.

    On September 28, 2000, Adelphia closed on a $500,000 9 1/4 year term loan through certain subsidiaries and affiliates of Adelphia. This term loan is an additional part of the credit facility closed on April 14, 2000. This brings the total amount of the bank facility to $2,750,000.

    The Company's weighted average interest rate on notes payable to banks and institutions was approximately 6.74% at September 30, 1999 compared to 8.45% at September 30, 2000. Approximately 68.9% of the Company's total indebtedness was at fixed interest rates as of September 30, 2000, after giving effect to certain interest rate swaps, caps and collars.

    The following table sets forth the mandatory reductions in principal under all debt agreements for each of the next four years and three months based on amounts outstanding at September 30, 2000:


                      Three months ending December 31, 2000                 $       100,438
                      Year ending December 31, 2001                                 295,775
                      Year ending December 31, 2002                                 889,125
                      Year ending December 31, 2003                               1,382,323
                      Year ending December 31, 2004                               1,043,137


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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk


    The Company uses fixed and variable rate debt to fund its working capital requirements, capital expenditures and acquisitions. These debt arrangements expose the Company to market risk related to changes in interest rates. The Company enters into pay-fixed agreements to effectively convert a portion of its variable-rate debt to fixed-rate debt to reduce the risk of incurring higher interest costs due to rising interest rates. As of September 30, 2000, the Company had interest rate swap agreements covering notional principal of $90,000 that expire through 2008 and that fix the interest rate at a weighted average of 6.12%. The Company also enters into receive-fixed agreements to effectively convert a portion of its fixed-rate debt to a variable-rate debt which is indexed to LIBOR to reduce the risk of incurring higher interest costs in periods of falling interest rates. As of September 30, 2000, the Company had interest rate swap agreements covering notional principal of $80,000 that expire through 2003 and that have a variable rate at a weighted average of 6.86%. The Company enters into interest rate cap agreements to reduce the risk of incurring higher interest costs due to rising interest rates. As of September 30, 2000, the Company had interest rate cap agreements covering a notional amount of $400,000, which expire through 2002 and cap rates at an average rate of 7.25%. As of September 30, 2000, the Company had interest rate collar agreements covering a notional amount of $200,000, with $100,000 expiring in each of 2001 and 2002. The interest rate collar agreements have average floor rates of 5.95% and 6.30% and average cap rates of 5.95% and 6.30%, respectively. These agreements also have maximum cap rates of 6.64% and minimum floor rates of 4.65% and 4.95%, respectively. The Company does not enter into any interest rate swap, cap or collar agreements for trading purposes. The Company is exposed to market risk in the event of non-performance by the banks. No such non-performance is expected. The table below summarizes the fair values and contract terms of the Company's financial instruments subject to interest rate risk as of September 30, 2000.


                                                 Expected Maturity
                              --------------------------------------------------------                            Fair
                                 2000        2001       2002       2003       2004     Thereafter     Total      Value
                              ----------- ---------- ---------- ---------- ----------- ------------ ----------------------
Debt and Redeemable

   Preferred Stock:

Fixed Rate                    $    20,000 $   23,000 $  545,000 $  897,840 $  531,847  $ 5,676,242  $7,693,929 $6,527,518
   Average Interest Rate            9.97%      9.98%      9.99%     10.00%     10.00%        9.95%


Variable Rate                      80,438    272,775    344,125    484,483    511,290    2,535,418   4,228,529  4,228,529
   Average Interest Rate            8.20%      8.00%      8.08%      8.21%      8.26%        8.27%

Interest Rate Swaps,
 Caps and Collars:

Variable to Fixed             $    15,000 $       -- $       -- $       -- $       --  $    75,000  $   90,000 $    3,766
Average Pay Rate                    5.96%         --         --         --         --        6.05%
Average Receive Rate                6.73%         --         --         --         --        6.77%

Fixed to Variable                      --         --     35,000     45,000         --           --      80,000     (1,686)
Average Pay Rate                       --         --      6.76%      6.77%         --           --
Average Receive Rate                   --         --      6.70%      5.90%         --           --

Interest Rate Caps                     --         --    400,000         --         --           --     400,000        738
Average Cap Rate                       --         --      7.25%         --         --           --

Interest Rate Collars                  --    100,000    100,000         --         --           --     200,000        176
Maximum Cap Rates                      --      6.64%      6.64%         --         --           --
Average Cap and Floor Rate             --      5.95%      6.30%         --         --           --
Minimum Floor Rate                     --      4.65%      4.95%         --         --           --


    Interest rates on variable debt are estimated by using the average implied forward London Interbank Offer Rate ("LIBOR") rates for the year of maturity based on the yield curve in effect at September 30, 2000, plus the borrowing margin in effect at September 30, 2000. Average receive rates on the variable to fixed swaps are estimated by us using the average implied forward LIBOR rates for the year of maturity based on the yield curve in effect at September 30, 2000.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

    On or about March 24, 2000, ML Media Partners, L.P. ("ML Media") commenced an action by filing a Verified Complaint (the "Complaint") in the Supreme Court of the State of New York, New York County, against Arahova Communications, Inc. ("Arahova"), Century Communications Corp., a Texas subsidiary of Arahova ("Century"), and Adelphia. In the nine count Complaint, ML Media alleges that it entered into a joint venture agreement (the "Agreement") with Century which, as subsequently modified, governed the ownership, operation and disposition of cable television systems in Puerto Rico (the "Joint Venture"). The Complaint alleges that Adelphia and its affiliates took over Century's interest in the Joint Venture on or around October 1, 1999, and have, according to the Complaint, breached their fiduciary obligations to the Joint Venture and violated certain provisions of the Agreement. The Complaint further alleges that ML Media gave Century notice that ML Media was exercising its rights under the Agreement to require that Century elect to (A) purchase ML Media's interest in the Joint Venture at an appraised fair value, or (B) seek to sell the cable systems to one or more third parties. Century, according to the Complaint, elected to pursue the sale of the cable systems and indicated that it was evaluating whether it or an affiliate thereof would make an offer for the cable systems. The Complaint alleges that Century or its affiliates' potential participation in the sale process is improper. The Complaint asks for, among other things, the dissolution of the Joint Venture and the appointment of a receiver to effect a prompt sale of the Joint Venture. The parties completed discovery in the action and each filed motions for partial summary judgment. On July 10, 2000, Justice Gammerman granted ML Media's motion for partial summary judgment on the fourth cause of action and declared that neither Century nor any of its affiliates may bid on or attempt to purchase the assets and business of the Joint Venture. Justice Gammerman also dismissed the fourth count of the counterclaim and required Century to proceed diligently with ML Media in locating one or more third parties to complete the sale and prohibited any defendant from interfering with the sale. On July 26, 2000, the Justice also ordered that the sale may be a sale of either the assets of the Joint Venture or the partnership interests in the Joint Venture. The Justice did not address other issues concerning the motion for summary judgment and did not schedule a full hearing on the merits. On August 7, 2000, Arahova and the other defendants filed a notice of appeal with respect to the above described orders and judgment of the Court. We expect the appeal to be considered by the appellate court in December 2000 or January 2001. The management of Adelphia and Arahova intend to vigorously defend this action. Management believes that this matter will not have a material adverse effect on the Company.

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

    There are no other material pending legal proceedings, other than routine litigation incidental to the business, to which the Company is a party or any of its property is subject.

Item 4.  Submission of Matters to a Vote of Security Holders

         The annual meeting of stockholders of the Company was held on July 31, 2000. At such meeting (a) one (1) director was elected by a vote of the holders of Class A Common Stock, and (b) eight (8) directors were elected by a vote of the holders of Class A Common Stock and Class B Common Stock, voting together. The results of voting at that meeting are as follows:


(a)

Director Elected                 Class of Stock                        Vote For           Withheld         Broker
                                                                                                          Non-Votes
Pete J. Metros                   Class A Common                       106,593,003        1,374,545            0

(b)

Director Elected                 Class of Stock                        Vote For           Withheld         Broker
                                                                                                          Non-Votes

John J. Rigas                    Class A Common                       105,955,040         2,012,508           0
                                 Class B Common                       167,359,980            0                0
Michael J. Rigas                 Class A Common                       105,998,795         1,968,753           0
                                 Class B Common                       167,359,980            0                0
Timothy J. Rigas                 Class A Common                       105,027,247         2,940,301           0
                                 Class B Common                       167,359,980            0                0
James P. Rigas                   Class A Common                       106,016,595         1,950,953           0
                                 Class B Common                       167,359,980            0                0
Dennis P. Coyle                  Class A Common                       107,230,453          737,095            0
                                 Class B Common                       167,359,980            0                0
Leslie J. Gelber                 Class A Common                       107,231,953          736,595            0
                                 Class B Common                       167,359,980            0                0
Peter L. Venetis                 Class A Common                       107,229,686          737,862            0
                                 Class B Common                       167,359,980            0                0
Erland E. Kailbourne             Class A Common                       107,230,953          737,095            0
                                 Class B Common                       167,359,980            0                0


Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits:

Exhibit No.                           Description

4.01 Third Supplemental Indenture, dated as of September 20, 2000, with respect to the Registrant's 10-7/8% Senior Notes due 2010, between the Registrant and The Bank of New York, successor entity by acquisition to Harris Trust Company of New York, as trustee (Incorporated herein by reference is exhibit 1.01 to the Registrant's Form 8-K filed on September 29, 2000) (File No. 0-16014).

10.01 10-7/8% Senior Notes Due 2010 Underwriting Agreement among Adelphia Communications Corporation and Salomon Smith Barney Inc., as representative of the Underwriters, dated September 15, 2000 (Incorporated herein by reference is exhibit 1.01 to the Registrant's Form 8-K filed on September 29, 2000) (File No. 0-16014).

27.01 Financial Data Schedule (supplied for the information of the Commission).


(b)      Reports on Form 8-K:


    A Form 8-K was filed for the events dated September 13, 2000, September 15, 2000 and September 20, 2000 which reported information under item 5.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ADELPHIA COMMUNICATIONS CORPORATION
                                                     (Registrant)



Date:  November 14, 2000                By:   /s/ Timothy J. Rigas
                                              Timothy J. Rigas
                                              Executive Vice President
                                              (authorized officer), Chief
                                              Financial Officer, Chief
                                              Accounting Officer and Treasurer

                                INDEX TO EXHIBITS

Exhibit List:

Please refer to Part II, Item 6 for an exhibit list.