Form 10-K/A
period 1999-12-31
ADELPHIA COMMUNICATIONS CORP
filed 2000-12-19
CIK 796486

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A-2
                                (Amendment No. 2)

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


                       ADELPHIA COMMUNICATIONS CORPORATION

                                TABLE OF CONTENTS


PART I

   EXPLANATORY NOTE:  PURPOSE OF THIS AMENDMENT ON FORM 10-K/A-2

   ITEM 1.  BUSINESS                                                                                                  3

   ITEM 2.  PROPERTIES                                                                                               26

   ITEM 3.  LEGAL PROCEEDINGS                                                                                        26

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                      28


PART II

   ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS                                                                                   30

   ITEM 6.  SELECTED FINANCIAL DATA                                                                                  31

   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS                                                                                 34

   ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK                                                49

   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                                              50

   ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
               FINANCIAL  DISCLOSURE                                                                                 86


PART III

   ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                                                       86

   ITEM 11. EXECUTIVE COMPENSATION                                                                                   86

   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                                           86

   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                                           86


PART IV

   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K                                          86



PART I

(Dollars in thousands, except subscriber rates and per share amounts)


PURPOSE OF THIS AMENDMENT ON FORM 10-K/A-2

      Adelphia Communications Corporation and subsidiaries ("Adelphia" or the "Company") is filing this amendment to its Annual Report on Form 10-K for the year ended December 31, 1999 to give effect to the restatement of its previously reported results for the nine months ended December 31, 1998 and the year ended December 31, 1999. In connection with the restatement, the Company has recognized a gain of $21,455 related to a cable systems swap consummated on April 1, 1998 between Time Warner Entertainment and the Company. This transaction was previously accounted for as an exchange of similar productive assets in accordance with Accounting Principles Board Opinion No. 29, "Accounting for Non-Monetary Transactions" and is now recorded as a business combination in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations".

      This Form 10-K/A-2 includes such restated financial statements and related notes thereto for the nine months ended December 31, 1998 and the year ended December 31, 1999, and other information related to such restated financial statements. Except for Items 6, 7 and 8 of Part II, and Exhibit 27.01 and the Financial Statement Schedules filed under Part IV, no other information included in the original report on Form 10-K, as amended by Form 10-K/A (Amendment No.
1), is amended by this Form 10-K/A-2.


ITEM 1.  BUSINESS

Introduction


      The Company is a leader in the telecommunications industry with cable television and local telephone operations. Adelphia's operations consist of providing telecommunications services primarily over networks, which are commonly referred to as broadband networks because they can transmit large quantities of voice, video and data by way of digital or analog signals. As of December 31, 1999, Adelphia owned or managed cable television systems ("Systems") with broadband networks that passed in front of 7,902,707 homes and served 5,124,594 basic subscribers. John J. Rigas, the Chairman, President, Chief Executive Officer and founder of Adelphia, has owned and operated cable television systems since 1952.


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


      See Note 1 to Adelphia's Consolidated Financial Statements included in
Item 8 of this Form 10-K/A-2 for discussion of additional acquisitions during the year ended December 31, 1999.


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


      Adelphia Business Solutions, Olympus, Arahova and FrontierVision are also SEC registrants due to filing requirements for certain publicly held securities. Additional information regarding these entities can be obtained by reviewing their separate company filings with the Securities and Exchange Commission ("SEC").


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


      The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Annual Report on Form 10-K/A-2, including Management's Discussion and Analysis of Financial Condition and Results of Operations, is forward-looking, such as information relating to the effects of future regulation, future capital commitments and the effects of competition. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. These "forward looking statements" can be identified by the use of forward-looking terminology such as "believes", "expects," "may," "will," "should," "intends" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions, acquisitions and divestitures, the availability and cost of capital, government and regulatory policies, the pricing and availability of equipment, materials, inventories and programming, product acceptance, developments and changes in the competitive environment in which the Company operates. Persons reading this Annual Report on Form 10-K/A-2 are cautioned that forward-looking statements herein are only predictions, that no assurance can be given that the future results will be achieved, and that actual events or results may differ materially as a result of the risks and uncertainties facing the Company. For further information regarding those risks and uncertainties and their potential impact on the Company, see the prospectus and most recent prospectus supplement filed under Registration Statement No. 333-78027, under the caption "Risk Factors."


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

Recent Development of the Systems


      The Company has focused on acquiring and developing systems in markets which have favorable historical growth trends. The Company believes that the strong household growth trends in its Systems' market areas are a key factor in positioning itself for future growth in basic subscribers. For a description of acquisitions by the Company from April 1, 1997 through March 30, 2000, see Notes 1 and 13 to Adelphia's Consolidated Financial Statements included in Item 8 of this Form 10-K/A-2.


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
                                             ===========   ============               ===========

Financial Information


      The financial data regarding the revenues, results of operations and identifiable assets for the Company's two business segments as of and for each of the three years in the period ended March 31, 1998, the nine months ended December 31, 1998 and the year ended December 31, 1999 are set forth in, and incorporated herein by reference to, Item 6 of this Form 10-K/A-2.


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

      The Cable Communications Policy Act of 1984 (the "1984 Cable Act"), as amended by the Cable Television Consumer Protection and Competition Act of 1992 ( the "1992 Cable Act"), deregulated basic service rates for systems in communities meeting the Federal Communication Commissions ("FCC") definition of effective competition. Pursuant to the FCC's definition of effective competition adopted following enactment of the 1984 Cable Act, substantially all of the Company's franchises were rate deregulated. However, in June 1991, the FCC amended its effective competition standard, which increased the number of cable systems which could be subject to local rate regulation. The 1992 Cable Act contains a definition of effective competition under which nearly all cable systems in the United States are subject to regulation of basic service rates. Additionally, the legislation (i) eliminated the 5% annual basic rate increase allowed by the 1984 Cable Act without local approval; (ii) allows the FCC to adjudicate the reasonableness of rates for non-basic service tiers, other than premium services, for cable systems not subject to effective competition in response to complaints filed by franchising authorities and/or cable subscribers; (iii) prohibits cable systems from requiring subscribers to purchase service tiers above basic service in order to purchase premium services if the system is technically capable of doing so; (iv) allows the FCC to impose restrictions on the retiering and rearrangement of cable services under certain circumstances; and (v) permits the FCC and franchising authorities more latitude in controlling rates and rejecting rate increase requests. The Telecommunications Act of 1996 (the "1996 Act") ended FCC regulation on nonbasic tier rates on March 31, 1999. See "Legislation and Regulation."

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

      The stockholder voting results are as follows:


                                                   Class of                                                      Broker
                                                     Stock         Vote for      Withheld        Abstain        Non-votes
                                                  ------------ --------------- ------------- --------------- ---------------

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

      The executive officers of the Company are:


        NAME                        AGE                         POSITION

        John J. Rigas............    75      Chairman, Chief Executive Officer, President and Director

        Michael J. Rigas.........    46      Executive Vice President, Operations, Secretary and Director

        Timothy J. Rigas.........    43      Executive Vice President, Chief Financial Officer, Treasurer and Director

        James P. Rigas...........    42      Executive Vice President, Strategic Planning and Director


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

ITEM 6.  SELECTED FINANCIAL DATA
 (Dollars in thousands, except per share amounts)


      The selected consolidated financial data as of and for each of the three years in the period ended March 31, 1998, the nine months ended December 31, 1998 and the year ended December 31, 1999 have been derived from the audited consolidated financial statements of the Company. The selected consolidated financial data for the twelve months ended December 31, 1998 have been derived from unaudited condensed consolidated financial statements of the Company not included herein; however, in the opinion of management, such data reflect all adjustments (consisting only of normal and recurring adjustments) necessary to fairly present the data for such period. This data should be read in conjunction with the consolidated financial statements and related notes thereto as of December 31, 1998 and 1999 and the year ended March 31, 1998, the nine months ended December 31, 1998 and the year ended December 31, 1999 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K/A-2. The statement of operations data with respect to fiscal years ended March 31, 1996 and 1997, and the balance sheet data at March 31, 1996, 1997 and 1998, have been derived from audited consolidated financial statements of the Company not included herein.





                                                                           Nine Months
                                                                              Ended            Year Ended
                                              Year Ended March 31,         December31          December 31,
                                        --------------------------------- ------------- --------------------------
                                           1996       1997        1998        1998*         1998*        1999*
                                        ----------- ---------- ---------- ------------- ------------  ------------
                                                                                        (unaudited)




Revenues                                $ 403,597   $472,778   $ 524,889  $   496,014   $   630,999    $ 1,287,968
Direct operating and programming
expense                                   124,116    148,982     167,288      167,963       213,327        432,612
Selling, general and administrative
expense                                    68,357     81,763      95,731      107,249       132,895        340,579
Depreciation and amortization expenses    111,031    124,066     145,041      140,974       181,445        371,025
Merger and integration costs                   --         --          --           --            --          4,736
Rate regulation charge                      5,300         --          --           --            --             --
                                        ----------- ---------- ---------- ------------- -------------  -------------
Operating income                           94,793    117,967     116,829       79,828       103,332        139,016
                                        ----------- ---------- ---------- ------------- -------------  -------------
Priority investment income from Olympus    28,852     42,086      47,765       36,000        48,000         36,000
Cash interest expense - net              (183,780)   (190,965)  (206,124)    (156,789)     (205,554)      (307,517)
Noncash interest expense                  (16,288)   (41,360)    (37,430)     (23,663)      (31,112)       (52,068)
Equity in loss of joint ventures          (46,257)   (59,169)    (79,056)     (58,471)      (78,193)       (68,376)
Adelphia Business Solutions preferred
  stock dividends                              --         --     (12,682)     (21,536)      (28,230)       (32,173)
Minority interest in net losses of
subsidiaries                                   --         --          --       25,772        25,772         38,699
Gain on cable systems swap                     --         --          --       21,455        21,455             --
Other                                          --     12,151       2,538        1,113         2,633          1,865
                                        ----------- ---------- ---------- ------------- -------------  -------------
Loss before income taxes and
extraordinary loss                       (122,680)   (119,290)  (168,160)     (96,291)     (141,897)      (244,554)
Income tax benefit                          2,786        358       5,606        6,802        12,967         14,493
                                        ----------- ---------- ---------- ------------- -------------  -------------
Loss before extraordinary loss           (119,894)   (118,932)  (162,554)     (89,489)     (128,930)      (230,061)
Extraordinary loss on early retirement
 of debt                                       --     (11,710)   (11,325)      (4,337)       (4,337)       (10,658)
                                        ----------- ---------- ---------- ------------- -------------  -------------
Net loss                                 (119,894)   (130,642)  (173,879)     (93,826)     (133,267)      (240,719)
Dividend requirements applicable
  to preferred stock                           --         --     (18,850)     (20,718)      (27,570)       (41,963)
                                        ----------- ---------- ---------- ------------- -------------  -------------
Net loss applicable to common
stockholders                            $(119,894)  $(130,642) $(192,729) $  (114,544)  $  (160,837)   $  (282,682)
                                        =========== ========== ========== ============= =============  =============
Basic and diluted loss per weighted
  average share of common stock before
  extraordinary loss                    $   (4.56)  $  (4.50)  $   (6.07) $     (3.04)  $     (4.49)   $     (3.73)
Basic and diluted net loss per
  weighted average share of common stock    (4.56)     (4.94)      (6.45)       (3.16)        (4.62)         (3.88)
Cash dividends declared per common
  share                                        --         --          --           --            --             --






*As restated, see Note 14 of the Consolidated Financial Statements presented at
Item 8.



Business Segment Information:


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



                                                             March 31,                          December 31,
                                            ------------------------------------------- ------------------------------
                                                 1996           1997          1998          1998*          1999*
                                            -------------- -------------- ------------- -------------- ---------------
Balance Sheet Data:

Adelphia Consolidated



  Total assets                              $   1,367,579  $   1,643,826  $  2,304,671  $   3,315,761  $  17,288,615
  Total debt                                    2,175,473      2,544,039     2,909,745      3,527,452      9,291,732
  Cash and cash equivalents                        10,809         61,539       276,895        398,644        186,874
  Investments (a)                                  74,961        130,005       150,787        229,494        308,342
  Redeemable preferred stock                           --             --       355,266        376,865        409,211
  Convertible preferred stock
    (liquidation preference)                           --             --       100,000        100,000        675,000

Adelphia Business Solutions

  Total assets                              $      35,269  $     174,601  $    639,992  $     836,342  $   1,171,074 (b)
  Total debt                                       50,855        215,675       528,776        494,109        845,178
  Cash and cash equivalents                            --         59,814       230,750        242,570          2,133
  Investments (a)                                  27,900         56,695        69,596        138,614         61,400
  Redeemable preferred stock                           --             --       207,204        228,674        260,848

Adelphia, excluding Adelphia
  Business Solutions

  Total assets                              $   1,332,310  $   1,469,225  $  1,664,679  $   2,479,419  $  16,117,541
  Total debt                                    2,124,618      2,328,364     2,380,969      3,033,343      8,446,554
   Cash and cash equivalents                       10,809          1,725        46,145        156,074        184,741
  Investments (a)                                  47,061         73,310        81,191         90,880        246,942
  Redeemable preferred stock                           --             --       148,062        148,191        148,363
  Convertible preferred stock
    (liquidation preference)                           --             --       100,000        100,000        675,000


*As restated, see Note 14 of the Consolidated Financial Statements presented at
Item 8.


                         See "Other Data" on next page.






                                                                      Nine Months
                                                                         Ended            Year Ended            Three Months Ended
                                        Year Ended March 31,          December 31,       December 31,              December 31,
                                ------------------------------------ ------------- ------------------------  -----------------------
Other Data:                         1996         1997        1998        1998*         1998*       1999*        1998*        1999*
                                -----------  ----------- ----------- ------------- ------------ -----------  ----------- -----------
                                                                                   (unaudited)               (unaudited) (unaudited)
Adelphia Consolidated



  Revenues                    $   403,597   $  472,778  $   524,889  $   496,014  $   630,999  $1,287,968  $   188,301   $  635,273
  Priority income                  28,852       42,086       47,765       36,000       48,000      36,000       12,000            -
  Operating expenses (c)          192,473      230,745      263,019      275,212      346,222     773,191      107,725      367,608
  Depreciation and
    amortization expenses         111,031      124,066      145,041      140,974      181,445     371,025       56,231      184,693
  Operating income                 94,793      117,967      116,829       79,828      103,332     139,016       24,345       78,236
  Interest expense - net         (200,068)    (232,325)    (243,554)    (180,452)    (236,666)   (359,585)     (60,820)    (187,945)
  Preferred stock dividends             -            -      (31,532)     (42,254)     (55,800)    (74,136)     (14,330)     (23,217)
  Capital expenditures            100,089      129,609      183,586      255,797      321,823     819,197       76,945      415,188
  Cash paid for acquisitions -
    net of cash acquired           60,804      143,412      146,546      403,851      462,180   2,178,037            -    1,988,249
  Cash used for investments        24,333       51,415       86,851       81,558      106,219      56,365       56,570       14,342

Adelphia Business Solutions

  Revenues                    $     3,322   $    5,088  $    13,510  $    34,776  $    39,596  $  154,575  $    15,043   $   55,575
  Operating expenses (c)            5,774       10,212       22,118       54,050       61,806     201,140       23,182       71,485
  Depreciation and
    amortization expenses           1,184        3,945       11,477       26,671       31,121      65,244       10,708       19,955
  Operating loss                   (3,636)      (9,069)     (20,085)     (45,945)     (53,331)   (111,809)     (18,847)     (35,865)
  Interest expense - net (d)       (5,889)     (22,401)     (36,030)     (20,010)     (28,057)    (45,898)      (6,994)     (16,103)
  Preferred stock dividends             -            -      (12,682)     (21,536)     (28,230)    (32,173)      (7,424)      (8,586)
  Capital expenditures              6,084       36,127       68,629      146,752      180,547     453,206       35,057      220,788
  Cash paid for acquisitions -
    net of cash acquired                -        5,040       65,968            -       58,329     129,118            -            -
  Cash used for investments        12,815       34,769       64,260       69,018       87,159      24,496       54,258       (2,925)

Adelphia, excluding Adelphia
      Business Solutions

  Revenues                    $   400,275   $  467,690  $   511,379  $   461,238  $   591,403  $1,133,393  $   173,258   $  579,698
  Priority income                  28,852       42,086       47,765       36,000       48,000      36,000       12,000            -
  Operating expenses (c)          186,699      220,533      240,901      221,162      284,416     572,051       84,543      296,123
  Depreciation and
    amortization expenses         109,847      120,121      133,564      114,303      150,324     305,781       45,523      164,738
  Operating income                 98,429      127,036      136,914      125,773      156,663     250,825       43,192      114,101
  Interest expense - net (e)     (194,179)    (209,924)    (207,524)    (160,442)    (208,609)   (313,687)     (53,826)    (171,842)
  Preferred stock dividends             -            -      (18,850)     (20,718)     (27,570)    (41,963)      (6,906)     (14,631)
  Capital expenditures             94,005       93,482      114,957      109,045      141,276     365,991       41,888      194,400
  Cash paid for acquisitions -
    net of cash acquired           60,804      138,372       80,578      403,851      403,851   2,048,919            -    1,988,249
  Cash used for investments        11,518       16,646       22,591       12,540       19,060      31,869        2,312       17,267

*As restated, see Note 14 of the Consolidated Financial Statements presented at
Item 8.

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


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                             (Dollars in thousands)


      As discussed in Note 14 to the consolidated financial statements, subsequent to the issuance of the Company's financial statements as of and for the year ended December 31, 1999, management determined that the cable systems swap consummated on April 1, 1998 between Time Warner Entertainment and the Company, originally accounted for as an exchange of similar productive assets in accordance with Accounting Principles Board Opinion No. 29, "Accounting for Non-Monetary Transactions," should have been recorded as a business combination in accordance with Accounting Principles Board Opinion No. 16. "Business Combinations." The accompanying MD&A has been revised to reflect the effects of the restatement of the consolidated financial statements as of December 31, 1998 and 1999 and for the nine months ended December 31, 1998 and the year ended December 31, 1999.


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

      The information below for the year ended March 31, 1998, the nine months ended December 31, 1998 and the year ended December 31, 1999 is derived from Adelphia's consolidated financial statements that are included in this Annual Report on Form 10-K/A-2. Information for the nine months ended December 31, 1997 and the twelve months ended December 31, 1998 is derived from unaudited condensed consolidated financial statements of the Company not included herein; however, in the opinion of management, such data reflect all adjustments (consisting only of normal and recurring adjustments) necessary to fairly present the data for such periods.


      This table sets forth the percentage relationship to revenues of the components of operating income contained in such financial statements for the periods indicated.

                                                                    Percentage of Revenues

                                                                     Nine Months
                                                        Year Ended      Ended            Year Ended
                                                         March 31,   December 31,        December 31,
                                                           1998          1998          1998         1999
                                                      ------------ -------------  -----------  -----------

         Revenues                                       100.0%        100.0%        100.0%       100.0%

         Operating Expenses:
              Direct operating and programming           31.9%         33.9%         33.8%        33.6%
              Selling, general and administrative        18.2%         21.6%         21.1%        26.4%
              Depreciation and amortization              27.6%         28.4%         28.8%        28.8%
              Merger and integration costs                 --            --            --          0.4%
                                                      ------------  ------------  -----------  -----------
         Operating Income                                22.3%         16.1%         16.3%        10.8%
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

      Revenues increased approximately 91.6% for the year ended December 31, 1999 compared with the prior year. The increase is attributable to the following:


                                                                                             Year Ended
                                                                                            December 31,
                                                                                                1999
                                                                                          ----------------
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


      Depreciation and Amortization. Depreciation and amortization for the cable and other segment increased 103.4% for the year ended December 31, 1999, compared with the prior year. Acquisitions accounted for 84.3% of the increase in 1999. The remaining increase was due primarily to increased capital expenditures made during the past several years.


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


      Gain on Cable Systems Swap. On April 1, 1998, Adelphia swapped certain of its cable systems for certain cable systems owned by Time Warner Entertainment. As a result of this transaction, a gain of $21,455 was recognized and property, plant and equipment and intangibles were adjusted by a net amount of $21,455. There were no such cable system swaps for the year ended December 31, 1999.


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

      Comparison of the Nine Months Ended December 31, 1997 and 1998

      Revenues. The primary revenue sources reflected as a percentage of total revenues for the cable and other segment were as follows:

                                                                             Nine Months Ended
                                                                                December 31,
                                                                         ------------------------
                                                                             1997        1998
                                                                         ------------ -----------
                    Regulated service and equipment fees                     78%         79%
                    Premium programming fees                                 12%         10%
                    Advertising sales and other services                     10%         11%

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


      Depreciation and Amortization. Depreciation and amortization increased 17.2% for the nine month period ended December 31, 1998, compared with the same period of the prior year. The increase is primarily due to increased depreciation and amortization related to acquisitions, as well as increased capital expenditures made during the past several years.


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


      Gain on Cable Systems Swap. On April 1, 1998, Adelphia swapped certain of its cable systems for certain cable systems owned by Time Warner Entertainment. As a result of this transaction, a gain of $21,455 was recognized and property, plant and equipment and intangibles were adjusted by a net amount of $21,455. There were no such cable system swaps for the nine months ended December 31, 1997.


      Extraordinary Loss on Early Retirement of Debt. During the nine months ended December 31, 1998, $69,838 of 12 1/2% Senior Notes due 2002 were redeemed at 103% of principal and subsidiary debt in the amount of $52,000 was repaid prior to its maturity at a premium. As a result of these transactions, Adelphia recognized an extraordinary loss on early retirement of debt of $4,574.

CLEC Segment

      Comparison of the Years Ended December 31, 1998 and 1999

      Revenues. Revenues increased 290% to $154,600 for the year ended December 31, 1999, from $39,600 in the prior year.

                 The increase is attributable to the following:
                 Growth in Original Markets                                    $    75,978
                 Acquisition of local partner interests                             27,955
                 New markets                                                         9,798
                 Management fees                                                     1,247

      The primary sources of revenues, reflected as a percentage of total revenue were as follows:


                                                                             Year Ended
                                                                            December 31,
                                                                         1998          1999
                                                                    -------------- ------------

                Local service                                               53.0%        69.1%
                Dedicated access                                            37.5         21.1
                Management fees                                              9.3          3.2
                Enhanced services                                             --          3.1
                Long distance                                                0.1          1.1
                Other                                                        0.1          2.3

      Network Operations Expense. Network operations expense increased 175% to $58,500 for the year ended December 31, 1999, from $21,300 in the year.

                 The increase is attributable to the following:
                 Growth in Original Markets                                    $        17,270
                 Acquisition of local partner interests                                  8,381
                 New markets                                                            10,888
                 Network control center                                                    701

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


      Interest Expense - net. Interest expense - net decreased 29% to $20,000 during the nine months ended December 31, 1998 from $28,200 for the same period in the prior year. The decrease was attributable to interest income related to increased cash and cash equivalents and U.S. Government Securities related to proceeds of various offerings, partially offset by interest on the 12 1/4% Senior Secured Notes.

      Equity in Net Loss of Joint Ventures. Equity in net loss of joint ventures increased to $9,600 during the nine months ended December 31, 1998 from $9,300 for the same period in the prior fiscal year. The net losses of the nonconsolidated networks for the nine months ended December 31, 1998 were primarily the result of increased revenues only partially offsetting startup and other costs and expenses associated with design, construction, operation and management of the networks and the effect of the typical lag time between the incurrence of such costs and expenses and the subsequent generation of revenues by a network. The increase was partially offset by the consolidation of the Buffalo, Syracuse, New Jersey, Louisville, Lexington and Harrisburg networks for the current period.

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

Liquidity and Capital Resources


      Cable television and other telecommunications businesses are capital intensive and typically require continual financing for the construction, modernization, maintenance, expansion and acquisition of cable and other telecommunications systems. During the nine months ended December 31, 1997 and 1998 and the years ended December 31, 1998 and 1999, the Company committed substantial capital resources for these purposes and for investments in Olympus and other affiliates and entities. These expenditures were funded through the sale of common and preferred stock, long-term borrowings and internally generated funds. The Company's ability to generate cash to meet its future needs will depend generally on its results of operations and the continued availability of external financing.


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

Capital Expenditures

    Cable and Other Segment

       Capital expenditures for the years ended December 31, 1998 and 1999 were $141,276 and $365,991, respectively. This increase was primarily due to acquisitions and cable plant rebuilds and upgrades to expand services. The Company expects that capital expenditures for the Cable and Other Segment for the year ending December 31, 2000 will be in a range of approximately $700,000 to $800,000.

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



Inflation

      In the year ended March 31, 1998, the nine months ended December 31, 1998 and the year ended December 31, 1999, inflation did not have a significant effect on the Company. Periods of high inflation could have an adverse effect to the extent that increased borrowing costs for floating-rate debt may not be offset by increases in subscriber rates. At December 31, 1999, after giving effect to interest rate hedging agreements, approximately $2,348,470 of the Company's total debt was subject to floating interest rates.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK (Dollars in thousands)

      The Company uses fixed and variable rate debt to fund its working capital requirements, capital expenditures and acquisitions. These debt arrangements expose the Company to market risk related to changes in interest rates. The Company enters into pay-fixed agreements to effectively convert a portion of its variable-rate debt to fixed-rate debt to reduce the risk of incurring higher interest costs due to rising interest rates. As of December 31, 1999, the Company had interest rate swap agreements covering notional principal of $115,000 that expire through 2008 and that fix the interest rate at an average of 6.68%. The Company also enters into receive-fixed agreements to effectively convert a portion of its fixed-rate debt to a variable-rate debt which is indexed to LIBOR to reduce the risk of incurring higher interest costs in periods of falling interest rates. As of December 31, 1999, the Company had interest rate swap agreements covering notional principal of $80,000 that expire through 2003 and that have a variable rate at an average of 5.86%. The Company enters into interest rate caps to reduce the risk of incurring higher interest costs due to rising interest rates. As of December 31, 1999, the Company had interest rate cap agreements covering a notional amount of $400,000, which expire in 2002 and cap rates at an average rate of 6.88%. As of December 31, 1999, the Company had interest rate collar agreements covering a notional amount of $200,000, with $100,000 expiring in each of 2001 and 2002. The interest rate collar agreements have average floor rates of 5.95% and 6.30% and average cap rates of 5.95% and 6.30%, respectively. These agreements also have maximum cap rates of 6.64% and maximum floor rates of 4.65% and 4.95%, respectively. The Company does not enter into any interest rate swaps, caps or collars agreements for trading purposes. The Company is exposed to market risk in the event of non-performance by the banks. No such non-performance is expected. The table below summarizes the fair values and contract terms of the Company's financial instruments subject to interest rate risk as of December 31, 1999.


                                               Expected Maturity

                            --------------------------------------------------------                           Fair
                                2000       2001       2002       2003       2004     Thereafter    Total      Value
                            ---------- ---------- ----------- ---------- ---------- ------------ ---------- -----------
Debt and Redeemable

   Preferred Stock:

Fixed Rate                  $  282,375 $   23,000 $  545,000  $  897,840 $  531,847  $ 4,899,506 $7,179,506 $ 6,625,411
   Average Interest Rate         9.86%      9.87%      9.88%       9.87%      9.86%        9.78%

Variable Rate                  108,371    262,401    341,571     443,350    387,300    1,553,574  3,096,567   3,096,567
   Average Interest Rate         7.97%      8.50%      8.62%       8.62%      8.64%        8.45%

Interest Rate Swaps, Caps
   and Collars:

Variable to Fixed Swaps     $   40,000 $       -- $       --  $       -- $       --  $    75,000 $  115,000 $     5,287
Average Pay Rate                 6.68%         --         --          --         --        6.68%
Average Receive Rate             6.24%         --         --          --         --        7.32%

Fixed to Variable Swaps             --         --     35,000      45,000         --           --     80,000      (2,113)
Average Pay Rate                    --         --      5.86%       5.86%         --           --
Average Receive Rate                --         --      7.08%       7.10%         --           --

Interest Rate Caps                  --         --    400,000          --         --           --    400,000       3,470
Average Cap Rate                    --         --      6.88%          --         --           --

Interest Rate Collars               --    100,000    100,000          --         --           --    200,000         (41)
Maximum Cap Rate                    --      6.64%      6.64%          --         --           --         --          --
Average Cap and Floor Rate          --      5.95%      6.30%          --         --           --         --          --
Minimum Floor Rate                  --      4.65%      4.95%          --         --           --         --          --

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


                             INDEX TO FINANCIAL STATEMENTS OF ADELPHIA COMMUNICATIONS CORPORATION
                                                       AND SUBSIDIARIES




Independent Auditors' Report.............................................................................. 52
Consolidated Balance Sheets, December 31, 1998 (As Restated) and 1999 (As Restated)....................... 53
Consolidated Statements of Operations and Comprehensive Income (Loss), Year Ended March 31, 1998,
   Nine Months Ended December 31, 1998 (As Restated) and Year Ended December 31, 1999
    (As Restated) ........................................................................................ 55
Consolidated Statements of Convertible Preferred Stock, Common Stock and Other Stockholders' Equity
   (Deficiency), Year Ended March 31, 1998, Nine Months Ended December 31, 1998 (As Restated) and
   Year Ended December 31, 1999 (As Restated)............................................................. 55
Consolidated Statements of Cash Flows, Year Ended March 31, 1998, Nine Months Ended
   December 31, 1998 (As Restated) and Year Ended December 31, 1999 (As Restated)......................... 57
Notes to Consolidated Financial Statements................................................................ 58



                          INDEPENDENT AUDITORS' REPORT

Adelphia Communications Corporation:


     We have audited the accompanying consolidated balance sheets of Adelphia Communications Corporation and subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of operations and comprehensive income
(loss), of convertible preferred stock, common stock and other stockholders' equity (deficiency), and of cash flows for the year ended March 31, 1998, the nine months ended December 31, 1998 and the year ended December 31, 1999. Our audits also included the financial statement schedules listed in the Index at
Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.


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


     As discussed in Note 14, the accompanying financial statements as of December 31, 1998 and 1999 and for the nine months ended December 31, 1998 and the year ended December 31, 1999, have been restated.


DELOITTE & TOUCHE LLP




Pittsburgh, Pennsylvania
March 29, 2000, December 15, 2000 as to Note 14.


                               ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEETS
                                 (Dollars in thousands, except per share amounts)

                                                                                            December 31,
                                                                                       1998*            1999*
                                                                                   --------------  ----------------

ASSETS:


Property, plant and equipment--net                                                  $   1,196,388    $   3,961,704
Intangible assets--net                                                                  1,061,730       12,127,613
Cash and cash equivalents                                                                 398,644          186,874
U.S. government securities--pledged                                                        58,054           29,899
Investments                                                                               196,893          280,874
Subscriber receivables--net                                                                53,911          194,399
Prepaid expenses and other assets--net                                                    114,625          328,675
Investment in and amounts due from Olympus (Note 1)                                       191,408               --
Related party receivables--net                                                             44,108          178,577
                                                                                   ---------------  ---------------
          Total                                                                    $    3,315,761    $  17,288,615
                                                                                   ===============  ===============


LIABILITIES, PREFERRED STOCK, COMMON STOCK AND
OTHER STOCKHOLDERS' EQUITY (DEFICIENCY):
Subsidiary debt                                                                    $   1,717,240    $   6,513,813
Parent debt                                                                            1,810,212        2,777,919
Accounts payable                                                                          96,985          442,561
Subscriber advance payments and deposits                                                  19,377           57,651
Accrued interest and other liabilities                                                   137,131          495,564
Deferred income taxes                                                                    109,609        2,113,097
                                                                                   ---------------   --------------
          Total liabilities                                                            3,890,554       12,400,605
                                                                                   ---------------  ---------------
Minority interests                                                                        48,784          736,497
                                                                                   ---------------  ---------------
Adelphia Business Solutions redeemable exchangeable preferred stock                      228,674          260,848
                                                                                   ---------------  ---------------
13% Series B cumulative redeemable exchangeable preferred stock                          148,191          148,363
                                                                                   ---------------  ---------------
Commitments and contingencies (Note 5)

Convertible preferred stock, common stock and other stockholders' equity
   (deficiency):


8 1/8% Series C convertible preferred stock ($100,000 liquidation preference)                  1                1
5 1/2% Series D convertible preferred stock ($575,000 liquidation preference)                 --               29
Class A common stock, $.01 par value, 200,000,000 and 1,200,000,000 shares
   authorized, 31,258,843 and 113,051,118 shares outstanding, respectively                   313            1,131
Class B common stock, $.01 par value, 25,000,000 and 300,000,000 shares
   authorized, respectively, 10,834,476 shares outstanding                                   108              108
Additional paid-in capital                                                               738,102        5,863,633
Accumulated other comprehensive income                                                        --            3,239
Accumulated deficit                                                                   (1,738,966)      (1,976,438)
Treasury stock, at cost, 1,091,524 shares of Class A common stock and
   20,000 shares of 8 1/8% Series C convertible preferred stock                               --         (149,401)
                                                                                   ---------------  ---------------
Convertible preferred stock, common stock and other
    stockholders' equity (deficiency)                                                 (1,000,442)       3,742,302
                                                                                   ---------------  ---------------
          Total                                                                    $   3,315,761    $  17,288,615
                                                                                   ===============  ===============



*As restated, see Note 14.



                                            See notes to consolidated financial statements.


                               ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                 (Dollars in thousands, except per share amounts)

                                                                                        Nine Months
                                                                            Year Ended     Ended       Year Ended
                                                                            March 31,   December 31,   December 31,
                                                                               1998         1998*          1999*
                                                                          ------------- ------------- --------------


Revenues                                                                  $   524,889   $   496,014   $  1,287,968
                                                                          ------------- ------------- --------------
Operating expenses:
     Direct operating and programming                                         167,288       167,963        432,612
     Selling, general and administrative                                       95,731       107,249        340,579
     Depreciation and amortization                                            145,041       140,974        371,025
     Merger and integration costs                                                  --            --          4,736
                                                                          ------------- ------------- --------------
          Total                                                               408,060       416,186      1,148,952
                                                                          ------------- ------------- --------------
Operating income                                                              116,829        79,828        139,016
                                                                          ------------- ------------- --------------
Other income (expense):
     Priority investment income from Olympus                                   47,765        36,000         36,000
     Interest expense - net (Note 1)                                         (243,554)     (180,452)      (359,585)
     Equity in loss of Olympus and other joint ventures                       (66,089)      (48,891)       (60,618)
     Equity in loss of Adelphia Business Solutions joint ventures             (12,967)       (9,580)        (7,758)
     Minority interest in net losses of subsidiaries                               --        25,772         38,699
     Adelphia Business Solutions preferred stock dividends                    (12,682)      (21,536)       (32,173)
     Gain on cable systems swap                                                    --        21,455             --
     Other                                                                      2,538         1,113          1,865
                                                                          ------------- ------------- --------------
          Total                                                              (284,989)     (176,119)      (383,570)
                                                                          ------------- ------------- --------------

Loss before income taxes and extraordinary loss                              (168,160)      (96,291)      (244,554)
Income tax benefit                                                              5,606         6,802         14,493
                                                                          ------------- ------------- --------------

Loss before extraordinary loss                                               (162,554)      (89,489)      (230,061)
Extraordinary loss on early retirement of debt (net of income taxes
   of $7,200 in 1999)                                                         (11,325)       (4,337)       (10,658)
                                                                          ------------- ------------- --------------

Net loss                                                                     (173,879)      (93,826)      (240,719)
Dividend requirements applicable to preferred stock                           (18,850)      (20,718)       (41,963)
                                                                          ------------- ------------- --------------

Net loss applicable to common stockholders                                   (192,729)     (114,544)      (282,682)
Other comprehensive income - unrealized gain on available-for-sale
   securities (net of income tax benefit of $2,237)                                --            --          3,239
                                                                          ------------- ------------- --------------
Comprehensive income (loss)                                                $ (192,729)  $  (114,544)  $   (279,443)
                                                                          ============= ============= ==============

Basic and diluted loss per weighted average share of common
     stock before extraordinary loss                                      $     (6.07)  $     (3.04)  $      (3.73)
Basic and diluted extraordinary loss on early retirement of debt per
weighted average share of common stock                                          (0.38)        (0.12)         (0.15)
                                                                          ------------- ------------- --------------
Basic and diluted net loss per weighted average share of common stock     $     (6.45)  $     (3.16)  $      (3.88)
                                                                           ============= ============= ==============

Weighted average shares of common stock outstanding (in thousands)             29,875        36,226         72,824
                                                                          ============= ============= ==============




*As restated, see Note 14.



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

                               Series C    Series D                              Accumulated
                             Convertible Convertible Class A Class B  Additional    Other
                               Preferred  Preferred   Common Common    Paid-In  Comprehensive Accumulated    Treasury
                                 Stock      Stock     Stock   Stock    Capital      Income      Deficit        Stock       Total
                               --------- ---------- ------- -------- ---------- ------------ -------------- ----------- ------------


Balance, March 31, 1997        $      -- $      --  $  161  $   109   $ 219,408 $        --  $(1,473,559)   $      --   $(1,253,881)
Issuance of Class A common
 stock for cable television
 assets                               --        --      39       --      33,792          --           --           --        33,831
Issuance of Series C
 convertible preferred stock           1        --      --       --      96,999          --           --           --        97,000
 Dividend requirements
 applicable to exchangeable
 preferred stock                      --        --      --       --     (14,246)         --           --           --       (14,246)
Dividend requirements
 applicable to convertible
 preferred stock                      --        --      --       --      (4,604)         --           --           --        (4,604)
Other                                 --        --      --       --         (86)         --           --           --           (86)
Net loss                              --        --      --       --          --          --     (173,879)          --      (173,879)
                               --------- ---------- ------- -------- ---------- ------------ -------------- ----------- ------------
Balance, March 31, 1998                1        --     200      109     331,263          --   (1,647,438)          --    (1,315,865)
                               --------- ---------- ------- -------- ---------- ------------ -------------- ----------- ------------
Adelphia Business Solutions
 issuance of Class A common
 stock                                --        --      --      --      146,440          --           --            --      146,440
Issuance of Class A common
 stock                                --        --      88      --      267,838          --           --            --      267,926
Dividend requirements
 applicable to exchangeable
 preferred stock                      --         --     --      --      (14,625)         --           --            --      (14,625)
Dividend requirements
 applicable to convertible
 preferred stock                      --         --     --      --       (6,093)         --           --            --       (6,093)
Issuance of Class A common
 stock for affiliate cable
 television assets                    --         --     23      --       77,085          --           --            --       77,108
Excess of purchase price
 over carrying value of cable
 television assets purchased
 from affiliate                       --         --     --      --      (63,676)         --           --            --      (63,676)
Conversion of Class B common
 stock into Class A common
 stock                                --         --      1      (1)          --          --           --            --           --
Other                                 --         --      1      --         (130)         --        2,298            --        2,169
Net loss*                             --         --     --      --           --          --      (93,826)           --      (93,826)
                               --------- ---------- ------- -------- ---------- ------------ -------------- ----------- ------------
Balance, December 31, 1998*    $       1 $       -- $  313  $  108   $  738,102 $        --  $(1,738,966)   $       --  $(1,000,442)
                               ========= ========== ======= ======== ========== ============ ============== =========== ============



*As restated, see Note 14.



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

                               Series C    Series D                              Accumulated
                             Convertible Convertible Class A Class B  Additional    Other
                               Preferred  Preferred   Common Common    Paid-In  Comprehensive Accumulated    Treasury
                                 Stock      Stock     Stock   Stock    Capital      Income      Deficit        Stock       Total
                               --------- ---------- ------- -------- ---------- ------------ -------------- ----------- ------------


Balance, December 31, 1998*    $       1 $       -- $  313  $  108   $  738,102 $        --  $(1,738,966)   $       --  $(1,000,442)
                               --------- ---------- ------- -------- ---------- ------------ -------------- ----------- ------------
Net proceeds from issuance of
     Class A common stock            --          --    225      --    1,186,290          --           --            --    1,186,515
Net proceeds from issuance of
Series D Convertible Preferred
 stock                               --          29     --      --      557,430          --           --            --      557,459
Adelphia Business Solutions
 Issuance of Class A common
 stock                               --          --     --      --      109,015          --           --            --      109,015
Treasury stock purchase              --          --     --      --           --          --           --      (149,401)    (149,401)
Dividend requirements
 applicable to exchangeable
 preferred stock                     --          --     --      --      (19,500)         --           --            --      (19,500)
Dividend requirements
 applicable to convertible
 preferred stock                     --          --     --      --      (22,239)         --           --            --      (22,239)
Issuance of Class A common
 stock in connection with
 acquisitions                        --          --    593      --    3,336,145          --           --            --    3,336,738
Net unrealized gain on
 available-for-sale
 securities                          --          --     --      --           --       3,239           --            --        3,239
Other                                --          --     --      --      (21,610)         --        3,247            --      (18,363)
Net loss*                            --          --     --      --           --          --     (240,719)           --     (240,719)
                               --------- ---------- ------- -------- ---------- ------------ -------------- ----------- ------------

Balance, December 31, 1999*    $      1  $       29 $1,131  $  108   $5,863,633 $     3,239  $(1,976,438)   $ (149,401) $ 3,742,302
                               ========= ========== ======= ======== ========== ============ ============== =========== ============



*As restated, see Note 14.



                                            See notes to consolidated financial statements.




                                  ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (Dollars in thousands)
                                                                                               Nine Months
                                                                                Year Ended        Ended        Year Ended
                                                                                March 31,      December 31,   December 31,
                                                                                   1998           1998*           1999*
                                                                             -------------   -------------  --------------

Cash flows from operating activities:



      Net loss                                                               $   (173,879)   $    (93,826)  $    (240,719)
     Adjustments to reconcile net loss to net cash provided by operating activities:

             Depreciation and amortization                                        145,041         140,974         371,025
             Noncash interest expense                                              37,430          23,663          52,068
             Noncash dividends                                                     12,682          21,536          32,173
             Equity in loss of Olympus and other joint ventures                    66,089          48,891          60,618
             Equity in loss of Adelphia Business Solutions joint ventures          12,967           9,580           7,758
             Gain on cable systems swap                                                --         (21,455)             --
             Gain on sale of investments                                           (2,538)             --          (2,354)
             Minority interest in losses of subsidiaries                               --         (25,772)        (38,699)
             Extraordinary loss on early retirement of debt -
               net of income tax benefit                                           11,325           4,337          10,658
             Decrease in deferred taxes, net of effects of acquisitions            (6,305)         (6,510)        (18,179)
             Changes in operating assets and liabilities, net of
                       effects of acquisitions:
                  Subscriber receivables                                           (4,351)        (19,874)        (70,110)
                  Prepaid expenses and other                                      (23,437)         (6,942)        (53,461)
                  Accounts payable                                                  4,282          31,029         232,991
                  Subscriber advance payments and deposits                            658           1,678         (14,594)
                  Accrued interest and other                                      (13,694)         31,051           2,964
                                                                            ---------------- --------------- ---------------

Net cash provided by operating activities                                          66,270         138,360         332,139
                                                                            ---------------- --------------- ---------------

Cash flows used for investing activities:

     Acquisitions , net of cash acquired                                         (146,546)       (403,851)     (2,178,037)
     Expenditures for property, plant and equipment                              (183,586)       (255,797)       (819,197)
     Investments in Adelphia Business Solutions joint ventures                    (64,260)        (69,018)        (24,496)
     Investments in other joint ventures                                          (22,591)        (12,540)        (31,869)
     Purchase of minority interest in Adelphia Business Solutions                      --         (15,580)             --
     Investment in U.S. government securities--pledged                            (83,400)             --              --
     Sale of U.S. government securities - pledged                                  15,653          15,312          30,626
     Amounts invested in and advanced to Olympus
              and related parties                                                 (91,468)       (274,216)       (521,649)
     Proceeds from sale of investments                                             12,678              --              --
     Other                                                                             --              --          22,400
                                                                            ---------------- --------------- ---------------
Net cash used for investing activities                                           (563,520)     (1,015,690)     (3,522,222)
                                                                            ---------------- --------------- ---------------

Cash flows from financing activities:

     Proceeds from debt                                                         1,298,137         836,176       3,184,579
     Repayments of debt                                                          (977,591)       (269,778)     (1,971,534)
     Costs associated with debt financings                                        (20,498)         (7,125)        (35,562)
     Premium paid on early retirement of debt                                     (12,153)         (3,634)        (13,566)
     Issuance of Adelphia Business Solutions Class A common stock                      --         205,599         262,413
     Issuance of Class A common stock                                                  --         275,880       1,215,999
     Costs associated with issuances of common stock                                   --         (22,196)        (30,366)
     Issuance of redeemable exchangeable preferred stock                          147,976              --              --
     Issuance of convertible preferred stock                                       97,000              --         557,649
     Issuance of Adelphia Business Solutions
        redeemable exchangeable preferred stock                                   194,522              --              --
     Payments to acquire treasury stock                                                --              --        (149,401)
     Preferred stock dividends paid                                               (14,787)        (15,843)        (41,898)
                                                                            ---------------- --------------- ---------------
Net cash provided by financing activities                                         712,606         999,079       2,978,313
                                                                            ---------------- --------------- ---------------

Increase (decrease) in cash and cash equivalents                                  215,356         121,749        (211,770)
Cash and cash equivalents, beginning of period                                     61,539         276,895         398,644
                                                                            --------------- -------------------------------
Cash and cash equivalents, end of period                                    $     276,895    $    398,644  $      186,874
                                                                            ===============  ============= ================

Supplemental disclosure of cash flow activity - cash payments for interest  $     220,888    $    162,113  $      331,427
                                                                            ===============  ============= ================



*As restated, see Note 14.


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


      On April 1, 1998, Adelphia exchanged its interest in its Mansfield, Ohio area systems, which served approximately 64,400 subscribers, and approximately

$11,000 cash for Time Warner Entertainment's interests in systems adjacent to systems owned or managed by Adelphia in Virginia, New England and New York, which served approximately 70,200 subscribers. As a result of this transaction, the Company recorded a gain of approximately $21,455.


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

      The Company has made a preliminary allocation of the purchase price based on estimated fair values. A final allocation of the purchase price will be made upon receipt of final third party appraisals. The preliminary allocation was as follows:


                         Property, plant and equipment                                 1,983,000
                         Intangible assets (primarily franchise)                      10,473,000
                         Other                                                        (2,597,000)
                                                                               -------------------
                                                                               $       9,859,000
                                                                               ===================


      The following unaudited financial information assumes that the acquisitions that were consummated during the year ended December 31, 1999 had occurred on April 1, 1997.

                                                                       Nine Months
                                                       Year Ended         Ended         Year Ended
                                                       March 31,      December 31,     December 31,
                                                          1998            1998             1999
                                                   ---------------- ---------------- ----------------

       Revenues                                    $      1,875,023 $      1,583,431 $      2,486,645
       Loss before extraordinary loss                       522,659          348,417          352,047
       Net loss                                             553,385          417,925          405,272
       Basic and diluted net loss per weighted
          average share of common stock                        6.21             4.38             3.51

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

    Revenues

      Subscriber revenues are recorded in the month the service is provided. Advertising revenue is recognized in the period during which the underlying advertisements are broadcast.

    Property, Plant and Equipment


      Property, plant and equipment, at cost, are comprised of the following:

                                                                                  December 31,
                                                                               1998          1999
                                                                        --------------- --------------

                   Operating plant and equipment                        $   1,305,719   $  3,415,976
                   Telecommunications networks                                 59,764        139,248
                   Network monitoring                                         165,697        431,078
                   Real estate and improvements                                81,934        194,983
                   Support equipment                                           30,533         92,438
                   Construction in progress                                   283,133        825,265
                                                                        --------------- --------------
                                                                            1,926,780      5,098,988
                   Accumulated depreciation                                  (730,392)    (1,137,284)
                                                                        --------------- --------------
                                                                        $   1,196,388   $  3,961,704
                                                                        =============== ==============



      Depreciation is computed on the straight-line method using estimated useful lives of 5 to 12 years for operating plant and equipment and 3 to 20 years for support equipment and real estate. Additions to property, plant and equipment are recorded at cost which includes amounts for material, applicable labor and overhead, and interest. Depreciation expense amounted to $93,688, $98,218 and $221,516 for the year ended March 31, 1998, the nine months ended December 31, 1998 and the year ended December 31, 1999, respectively. Capitalized interest amounted to $5,985, $11,285 and $25,135 for the year ended March 31, 1998, the nine months ended December 31, 1998 and the year ended December 31, 1999, respectively.

    Intangible Assets

      Intangible assets, at cost, net of accumulated amortization, are comprised of the following:


                                                                                December 31,
                                                                             1998          1999
                                                                        ------------- --------------

                   Purchased franchises                                 $    843,924  $   9,495,242
                   Goodwill                                                  136,069      2,406,671
                   Non-compete agreements                                      8,922         15,383
                   Purchased subscribers lists                                72,815        210,317
                                                                        ------------- --------------
                                                                        $  1,061,730  $  12,127,613
                                                                        ============= ==============

      A portion of the aggregate purchase price of systems acquired has been allocated to purchased franchises, purchased subscriber lists, goodwill and non-compete agreements. Purchased franchises and goodwill are amortized on the straight-line method over 40 years. At December 31, 1999, the actual unexpired periods under purchased franchise agreements range from 1 to 15 years. Purchased subscriber lists are amortized on the straight-line method over periods which range from 5 to 10 years. Non-compete agreements are amortized on the straight-line method over their contractual lives which range from 4 to 12 years. Accumulated amortization of intangible assets amounted to $250,250 and $617,235 at December 31, 1998 and 1999, respectively.


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

      Adelphia's nonconsolidated investments are as follows:


          Investments accounted for using the equity method:                           December 31,
          Gross investment:                                                        1998           1999
                                                                             --------------- ---------------
             Adelphia Business Solutions' joint ventures                     $     138,614   $      61,400
             Mobile communications                                                  18,249          19,865
             Programming ventures                                                    1,469          10,627
             Other                                                                   2,308           1,430
                                                                             --------------- ---------------
                    Total                                                          160,640          93,322
                                                                             --------------- ---------------

          Investments accounted for using the cost method:

             Niagara Frontier Hockey, L.P.                                          44,897          47,533
             Benbow PCS Ventures, Inc.                                              17,170          17,192
             Convertible preferred stock                                                --          87,433
             Other                                                                   6,787          12,972
                                                                             --------------- ---------------
                    Total                                                           68,854         165,130
                                                                             --------------- ---------------

          Investments accounted for as available-for-sale securities:

             Common stock warrants                                                      --          49,890
                                                                             --------------- ---------------

          Total investments before cumulative equity in net losses                 229,494         308,342
          Cumulative equity in net losses                                          (32,601)        (27,468)
                                                                             --------------- ---------------

                    Total investments                                        $     196,893   $     280,874
                                                                             =============== ===============

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


      As a result of a contract between Arahova and At Home Corporation ("@Home") to provide @Home high speed internet access on certain systems, Adelphia has received a warrant contract to purchase up to 5,260,000 shares of @Home Series A common stock at $5.25 per share. The Company records an investment in @Home and related deferred revenue based on the fair value of the warrants at the time which performance requirements under the contract with @Home are achieved. Corresponding revenue is recognized on the straight-line basis over the remaining life of the contract, which expires in May 2004. The investment in @Home warrants is classified as an available-for-sale security. During 1999, Adelphia recognized revenue of $1,500 related to these warrants. Adelphia's investment in @Home warrants of $34,366 at December 31, 1999 includes $2,354 of unrealized loss.


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

      As described in Note 1, effective October 1, 1999, Adelphia's ownership interest in Olympus increased to 100%. The information below is as of and for the year ended December 31, 1998, when Adelphia accounted for Olympus under the equity method. Investment in and amounts due from Olympus is comprised of the following:

                                                                                                 December 31,
                                                                                                     1998
                                                                                               ---------------
                     Cumulative equity in loss over investment in Olympus                      $    (102,888)
                     Amounts due from Olympus                                                        294,296
                                                                                               ---------------
                                                                                               $     191,408
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

3.  Debt:
     Subsidiary Debt

                                                                                   December 31,
                                                                               1998            1999
                                                                          -------------- ---------------
                   Notes to banks and institutions                        $  1,200,970   $   3,088,477
                   Subsidiary public debt                                      470,784       3,337,376
                   Other debt                                                   45,486          87,960
                                                                          -------------- ---------------

                           Total subsidiary debt                          $  1,717,240   $   6,513,813
                                                                          ============== ===============

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


      The following table summarizes the subsidiary public debt:

                                                             Outstanding as of
                    Interest      Issue      Amount     December 31,   December 31,   Maturity   First Call  First Call
   Subsidiary         Rate        Date       Issued         1998         1999 (a)       Date        Date        Rate
ABIZ                   13.000%  04/15/96     $ 329,000 $     220,784  $     253,860   04/15/03    04/15/01    106.500%
ABIZ                   12.250%  08/27/97       250,000       250,000        250,000   09/01/04    09/01/01    106.125%
ABIZ                   12.000%  03/02/99       300,000            --        300,000   11/01/07    11/01/03    106.000%
Olympus                10.625%  11/12/96       200,000            --        203,537   11/15/06    11/15/01    105.313%
FrontierVision         11.000%  10/02/96       200,000            --        212,541   10/15/06    10/15/01    105.500%
FrontierVision         11.875%  09/16/97       237,650            --        205,979   09/15/07    09/15/01    107.917%
FrontierVision         11.875%  12/02/98        91,298            --         78,522   09/15/07    09/15/01    107.917%
Arahova                 9.500%  08/14/92       150,000            --        148,773   08/15/00       N/A         N/A
Arahova                 9.750%  02/15/92       200,000            --        201,172   02/15/02       N/A         N/A
Arahova            Zero coupon  04/01/93       444,000            --        318,234   03/15/03       N/A         N/A
Arahova                 9.500%  03/06/95       250,000            --        250,852   03/01/05       N/A         N/A
Arahova                 8.875%  01/17/97       250,000            --        242,542   01/15/07       N/A         N/A
Arahova                 8.750%  09/23/97       225,000            --        216,105   10/01/07       N/A         N/A
Arahova                 8.375%  11/07/97       100,000            --         94,048   11/15/17       N/A         N/A
Arahova                 8.375%  12/04/97       100,000            --         94,106   12/15/07       N/A         N/A
Arahova          Discount notes 01/08/98       605,000            --        267,105   01/15/08       N/A         N/A
                                                       ------------------------------
                                                       $     470,784  $   3,337,376
                                                       ==============================

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


                                                                                 December 31,
                                                                              1998          1999
                    Pay Fixed Swaps:                                    ------------ ---------------
                    Notional amount                                      $  650,000   $    115,000
                    Average receive rate                                       5.33%          6.24%
                    Average pay rate                                           6.55%          6.68%

                    Receive Fixed Swaps:
                    Notional amount                                      $   45,000   $     80,000
                    Average receive rate                                       5.98%          6.35%
                    Average pay rate                                           5.32%          5.86%

                    Interest Rate Caps:
                    Notional amount                                      $  140,000   $    400,000
                    Average cap rate                                           7.82%          6.88%

                    Interest Rate Collars:
                    Notional amount                                      $       --   $    200,000
                    Average cap and floor rate                                   --           6.13%
                    Maximum cap rate                                             --           6.64%
                    Maximum floor rate                                           --           4.80%

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

      Changes in the number of shares outstanding for the Company's common stock are as follows:


                                                             Class A           Class B
                                                           Common Stock      Common Stock
                                                         ----------------- -----------------


Shares Outstanding, March 31, 1997                            16,130,880        10,944,476
Issuance of Class A common stock for cable
   television assets                                           3,912,648                --
                                                         ----------------- -----------------
Shares Outstanding, March 31, 1998                            20,043,528        10,944,476
                                                         ----------------- -----------------

Issuance of Class A common stock                               8,805,315                --
Issuance of Class A common stock for affiliate
   cable television assets                                     2,250,000                --
Conversion of Class B common stock into
   Class A common stock                                          110,000          (110,000)
Other                                                             50,000                --
                                                         ----------------- -----------------
Shares Outstanding, December 31, 1998                         31,258,843        10,834,476
                                                         ----------------- -----------------

Issuances of Class A common stock                             22,600,000                --
Issuances of Class A common stock in connection
   with acquisitions                                          59,195,275                --
Other                                                             (3,000)               --
                                                         ----------------- -----------------
Shares Outstanding, December 31, 1999                        113,051,118        10,834,476
                                                         ================= =================




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

         The following table summarizes Adelphia stock option activity as a result of the Century acquisition:


                                                                                    Weighted
                                                                  Number of         average

                                                                shares subject   exercise price
                                                                  to options       per share
                                                                --------------- ----------------
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


      In August 1999, Adelphia Business Solutions issued under the 1996 Plan to each of John J. Rigas, Michael J. Rigas, Timothy J. Rigas and James P. Rigas (i) stock options (the "Rigas Options") covering 100,000 shares of Adelphia Business Solutions' Class A common stock, which options will vest in equal one-third amounts on the third, fourth and fifth year anniversaries of grant (vesting conditioned on continued service as an employee or director) and which shall be exercisable at $16.00 per share and (ii) stock awards (the "Rigas Grants") covering 100,000 shares of Adelphia Business Solutions' Class A common stock, which stock awards will vest in equal one-third amounts on the third, fourth and fifth year anniversaries of grant (vesting conditioned on continued service as an employee or director). Compensation expense associated with these grants is recognized ratably over the vesting periods.


         In addition to the Rigas Options, certain employees have been granted options to purchase shares of ABIZ Class A common stock at prices equal to the fair market value of the shares on the date the option was granted. Options are exercisable beginning from immediately after granting and have a maximum term of ten years.

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
                                                              ================= ================

         The following table summarizes information about Adelphia Business Solutions' stock options outstanding and exercisable at December 31, 1999:


                                     Options outstanding                                Options exercisable
------------------------------------------------------------------------- -------------------------------------------------
                                   Weighted average                                   Weighted average
                                      remaining       Weighted average                    remaining      Weighted average
  Exercise price per   Number of   contractual life  exercise price per   Number of   contractual life    exercise price
        share           shares         (years)              share           shares         (years)           per share
---------------------- ---------- ------------------ -------------------- ----------- ------------------ ------------------
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

         SFAS 123 pro forma numbers are as follows:


                                                                                       Year Ended
                                                                                      December 31,
                                                                                          1999
                                                                                    ----------------

        Net loss-as reported                                                       $      (282,682)
        Net loss-Pro forma applying SFAS 123                                              (285,016)
        Basic and diluted net loss per common share-as reported under ABP 25                 (3.88)
        Basic and diluted net loss per common share-pro forma under SFAS 123                 (3.91)



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


      The tax effects of significant items comprising Adelphia's net deferred tax liability are as follows:



                                                                                December 31,
                                                                             1998         1999
                                                                         ------------ --------------
                    Deferred tax liabilities:
                      Differences between book and tax basis of
                        property, plant and equipment and
                        intangible assets                                $   252,390  $   2,738,782
                                                                         ------------ ---------------

                    Deferred tax assets:
                      Tax credits and other assets                           102,472         23,911
                      Operating loss carryforwards                           478,488        855,377
                                                                         ------------ ---------------
                                                                             580,960        879,288
                      Valuation allowance                                   (438,179)      (253,603)
                                                                         ------------ ---------------

                          Subtotal                                           142,781        625,685
                                                                         ------------ ---------------

                      Net deferred tax liability                         $   109,609  $   2,113,097
                                                                         ============ ===============

      The net change in the valuation allowance from operations for the nine months ended December 31, 1998 and the year ended December 31, 1999 was an increase of $30,119 and $72,192, respectively. There was also a decrease in the valuation allowance of $256,768 due to acquisitions during the period ended December 31, 1999.


      Income tax benefit is as follows:

                                                                         Nine Months
                                                             Year Ended     Ended       Year Ended
                                                             March 31,   December 31,  December 31,
                                                                1998         1998          1999
                                                            ------------ ------------- -------------
                    Current                                 $      (699) $        60   $    (1,950)
                    Deferred                                      6,305        6,742        16,443
                                                            -------------------------- -------------

                          Total                             $     5,606  $     6,802   $    14,493
                                                            ============ ============= =============


      A reconciliation of the statutory federal income tax rate and Adelphia's effective income tax rate is as follows:

                                                                          Nine Months
                                                             Year Ended      Ended       Year Ended
                                                              March 31,   December 31,  December 31,
                                                                1998          1998          1999
                                                            ------------ ------------- -------------

                  Statutory federal income tax rate              35%          35%           35%
                  Change in federal valuation allowance         (30)         (26)          (23)
                  Preferred stock dividends of subsidiary        (3)          (6)           (5)
                  State taxes, net of federal benefit            (2)           1            --
                  Goodwill                                       --           --            (2)
                  Other                                           3            3             1
                                                            ------------ ------------- -------------
                  Effective income tax rate                       3%           7%            6%
                                                            ============ ============= =============

      At December 31, 1999, Adelphia and its corporate subsidiaries had net operating loss carryforwards for federal income tax purposes of approximately $2,000,000 expiring through 2019 as follows:

    Year of expiration:

         2000    $     870           2005   $  186,378          2010   $  123,576          2015   $       --
         2001       12,956           2006      167,268          2011      108,712          2016           --
         2002       71,524           2007      162,856          2012       64,906          2017        2,207
         2003      153,884           2008      187,899          2013           --          2018       58,896
         2004      224,580           2009      151,653          2014           --          2019      323,335


9.   Disclosures about Fair Value of Financial Instruments:

      Included in Adelphia's financial instrument portfolio are cash, U.S. government securities, investments in marketable securities, fixed and variable rate notes payable to banks and institutions, debentures, redeemable preferred stock and interest rate swaps, caps and collars. The carrying values of variable rate notes payable to banks and institutions and investments in marketable securities approximate their fair values at December 31, 1998 and 1999. The carrying value of the fixed rate notes payable to banks and institutions publicly traded notes, debentures and redeemable preferred stock at December 31, 1998 and 1999 were $2,657,861 and $6,604,376, respectively. At December 31, 1998 and 1999, the fair value exceeded the carrying value by $139,970 and $21,035, respectively. At December 31, 1998, Adelphia would have been required to pay approximately $27,227 to settle its interest rate swap and cap agreements, representing the excess of carrying cost over fair value of these agreements. At December 31, 1999, Adelphia would have received approximately $6,603 to settle its interest rate swaps, caps and collars agreements, representing the excess of fair value over carrying values of these agreements. The fair values of the debt, redeemable preferred stock and interest rate swaps, caps and collars were based upon quoted market prices of similar instruments or on rates available to Adelphia for instruments of the same remaining maturities.

10.       Business Segment Information:


      Refer to Item 6, Selected Financial Data - Business Segment Information, of this Annual Report on Form 10-K/A-2 for information regarding business segments as of and for the year ended March 31, 1998, as of and for the nine months ended December 31, 1998 and as of and for the year ended December 31, 1999.


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



                                                                                  Three Months Ended
                                                                           June 30   September 30  December 31
                                                                        ------------ ------------ -------------
Nine Months Ended December 31, 1998 (as previously reported):

Revenues                                                                $   141,791  $   165,922  $   188,301
                                                                        ------------ ------------ -------------

Operating expenses:
    Direct operating and programming                                         48,738       56,595       62,630
    Selling, general and administrative                                      29,111       33,043       45,095
    Depreciation and amortization                                            38,559       46,083       56,181
                                                                        ------------ ------------ -------------
        Total                                                               116,408      135,721      163,906
                                                                        ------------ ------------ -------------

Operating income                                                             25,383       30,201       24,395
                                                                        ------------ ------------ -------------
Other income (expense):
    Priority investment income from Olympus                                  12,000       12,000       12,000
    Interest expense -  net                                                 (59,780)     (59,852)     (60,820)
    Equity in loss of Olympus and other joint ventures                      (18,316)     (14,803)     (15,772)
    Equity in loss of Adelphia Business Solutions joint ventures             (3,190)      (2,614)      (3,776)
    Minority interest in losses of subsidiaries                               5,460        8,543       11,769
    Adelphia Business Solutions preferred stock dividends                    (6,946)      (7,166)      (7,424)
    Other income                                                              1,000          113           --
                                                                        ------------ ------------ -------------

        Total                                                               (69,772)     (63,779)     (64,023)
                                                                        ------------ ------------ -------------

Loss before income taxes and extraordinary loss                             (44,389)     (33,578)     (39,628)
Income tax benefit (expense)                                                  5,614         (852)       2,040
                                                                        ------------ ------------ -------------

Loss before extraordinary loss                                              (38,775)     (34,430)     (37,588)
Extraordinary loss on early retirement of debt                               (2,604)      (1,733)          --
                                                                        ------------ ------------ -------------

Net loss                                                                    (41,379)     (36,163)     (37,588)
Dividend requirements applicable to preferred stock                          (6,906)      (6,906)      (6,906)
                                                                        ------------ ------------ -------------

Net loss applicable to common stockholders                              $   (48,285) $   (43,069) $   (44,494)
                                                                        ============ ============ =============

Basic and diluted loss per weighted average share of common stock
   before extraordinary loss                                            $     (1.48) $     (1.16) $     (1.06)
Basic and diluted extraordinary loss per weighted average share on
   early retirement of debt                                                   (0.08)       (0.05)          --
                                                                        ---------------------------------------
Basic and diluted net loss per weighted average share of common stock   $     (1.56) $     (1.21) $     (1.06)
                                                                        ============ ============ =============

Weighted average shares of common stock outstanding (in thousands)           30,988       35,533       42,093
                                                                        ============ ============ =============





                                                                                  Three Months Ended
                                                                           June 30   September 30  December 31
                                                                        ------------ ------------ -------------
Nine Months Ended December 31, 1998 (as restated, see Note 14):

Revenues                                                                $   141,791  $   165,922  $   188,301
                                                                        ------------ ------------ -------------

Operating expenses:
    Direct operating and programming                                         48,738       56,595       62,630
    Selling, general and administrative                                      29,111       33,043       45,095
    Depreciation and amortization                                            38,609       46,134       56,231
                                                                        ------------ ------------ -------------
        Total                                                               116,458      135,772      163,956
                                                                        ------------ ------------ -------------

Operating income                                                             25,333       30,150       24,345
                                                                        ------------ ------------ -------------

Other income (expense):
    Priority investment income from Olympus                                  12,000       12,000       12,000
    Interest expense - net                                                  (59,780)     (59,852)     (60,820)
    Equity in loss of Olympus and other joint ventures                      (18,316)     (14,803)     (15,772)
    Equity in loss of Adelphia Business Solutions joint ventures             (3,190)      (2,614)      (3,776)
    Minority interest in losses of subsidiaries                               5,460        8,543       11,769
    Adelphia Business Solutions preferred stock dividends                    (6,946)      (7,166)      (7,424)
    Gain on cable system swap                                                21,455           --           --
    Other income                                                              1,000          113           --
                                                                        ------------ ------------ -------------

        Total                                                               (48,317)     (63,779)     (64,023)
                                                                        ------------ ------------ -------------

Loss before income taxes and extraordinary loss                             (22,984)     (33,629)     (39,678)
Income tax benefit (expense)                                                  5,614         (852)       2,040
                                                                        ------------ ------------ -------------

Loss before extraordinary loss                                              (17,370)     (34,481)     (37,638)
Extraordinary loss on early retirement of debt                               (2,604)      (1,733)          --
                                                                        ------------ ------------ -------------

Net loss                                                                    (19,974)     (36,214)     (37,638)
Dividend requirements applicable to preferred stock                          (6,906)      (6,906)      (6,906)
                                                                        ------------ ------------ -------------

Net loss applicable to common stockholders                              $   (26,880) $   (43,120) $   (44,544)
                                                                        ============ ============ =============

Basic and diluted loss per weighted average share of common stock
   before extraordinary loss                                            $     (0.78) $     (1.16) $     (1.06)
Basic and diluted extraordinary loss per weighted average share on
   early retirement of debt                                                   (0.08)       (0.05)          --
                                                                        ---------------------------------------
Basic and diluted net loss per weighted average share of common stock   $     (0.86) $     (1.21) $     (1.06)
                                                                        ============ ============ =============

Weighted average shares of common stock outstanding (in thousands)           30,988       35,533       42,093
                                                                        ============ ============ =============



                                                                              Three Months Ended
                                                                March 31     June 30    September 30 December 31
                                                              ----------------------------------------------------
Year Ended December 31, 1999 (as previously reported) :
Revenues                                                      $   201,604  $   218,786  $   232,305  $   635,273
                                                              ------------ ------------ ------------ -------------

Operating expenses:
    Direct operating and programming                               67,295       72,635       79,623      213,059
    Selling, general and administrative                            49,111       61,616       75,303      154,549
    Depreciation and amortization                                  56,815       63,736       65,639      184,646
    Merger and integration costs                                       --           --           --        4,736
                                                              ------------ ------------ ------------ -------------
        Total                                                     173,221      197,987      220,565      556,990
                                                              ------------ ------------ ------------ -------------
Operating income                                                   28,383       20,799       11,740       78,283
                                                              ------------ ------------ ------------ -------------

Other income (expense):
    Priority investment income from Olympus                        12,000       12,000       12,000           --
    Interest expense - net                                        (67,464)     (52,215)     (51,961)    (187,945)
    Equity in loss of Olympus and other joint ventures            (14,861)     (23,074)     (22,305)        (378)
    Equity in loss of Adelphia Business Solutions joint
     ventures                                                      (3,803)      (3,291)        (246)        (418)
    Minority interest in losses of subsidiaries                    12,914       13,146       12,755         (116)
    Adelphia Business Solutions preferred stock dividends          (7,619)      (7,860)      (8,108)      (8,586)
    Other                                                           2,354           --           --         (489)
                                                              ------------ ------------ ------------ -------------
        Total                                                    (66,479)      (61,294)     (57,865)    (197,932)
                                                              ------------ ------------ ------------ -------------

Loss before income taxes and extraordinary loss                   (38,096)     (40,495)     (46,125)    (119,649)
Income tax (expense) benefit                                        2,897        1,149        3,580        6,867
                                                              ------------ ------------ ------------ -------------
Loss before extraordinary loss                                    (35,199)     (39,346)     (42,545)    (112,782)
Extraordinary loss on early retirement of debt, net of income
 taxes                                                             (8,589)      (1,438)          --         (631)
                                                              ------------ ------------ ------------ -------------

Net loss                                                          (43,788)     (40,784)     (42,545)    (113,413)
Dividend requirements applicable to preferred stock                (6,500)      (6,500)     (14,332)     (14,631)
                                                              ------------ ------------ ------------ -------------
Net loss applicable to common stockholders                    $   (50,288) $   (47,284) $   (56,877) $  (128,044)
                                                              ============ ============ ============ =============

Basic and diluted loss per weighted average share of common
 stock before extraordinary loss                              $     (0.80) $     (0.79) $     (0.95) $     (1.05)
Basic and diluted extraordinary loss per weighted average
share on early retirement of debt                                   (0.17)       (0.02)          --           --
                                                              ------------ ------------ ------------ -------------
Basic and diluted net loss per weighted average share of
common stock                                                  $     (0.97) $     (0.81)  $    (0.95)  $    (1.05)
                                                              ============ ============ ============ =============

Weighted average shares of common stock outstanding (in
thousands)                                                         52,019       58,141       60,163      121,769
                                                              ====================================================





                                                                               Three Months Ended
                                                                 March 31     June 30   September 30  December 31
                                                              ------------ ------------ ------------ -------------
Year Ended December 31, 1999 (as restated, see Note 14):

Revenues                                                      $   201,604  $   218,786  $   232,305  $   635,273
                                                              ------------ ------------ ------------ -------------

Operating expenses:
    Direct operating and programming                               67,295       72,635       79,623      213,059
    Selling, general and administrative                            49,111       61,616       75,303      154,549
    Depreciation and amortization                                  56,863       63,783       65,686      184,693
    Merger and integration costs                                       --           --           --        4,736
                                                              ------------ ------------ ------------ -------------
        Total                                                     173,269      198,034      220,612      557,037
                                                              ------------ ------------ ------------ -------------

Operating income                                                   28,335       20,752       11,693       78,236
                                                              ------------ ------------ ------------ -------------

Other income (expense):
    Priority investment income from Olympus                        12,000       12,000       12,000           --
    Interest expense - net                                        (67,464)     (52,215)     (51,961)    (187,945)
    Equity in loss of Olympus and other joint ventures            (14,861)     (23,074)     (22,305)        (378)
    Equity in loss of Adelphia Business Solutions joint
     ventures                                                      (3,803)      (3,291)        (246)        (418)
    Minority interest in losses of subsidiaries                    12,914       13,146       12,755         (116)
    Adelphia Business Solutions preferred stock dividends          (7,619)      (7,860)      (8,108)      (8,586)
    Other                                                           2,354           --           --         (489)
                                                              ------------ ------------ ------------ -------------

        Total                                                     (66,479)     (61,294)     (57,865)    (197,932)
                                                              ------------ ------------ ------------ -------------

Loss before income taxes and extraordinary loss                   (38,144)     (40,542)     (46,172)    (119,696)
Income tax (expense) benefit                                        2,897        1,149        3,580        6,867
                                                              ------------ ------------ ------------ -------------

Loss before extraordinary loss                                    (35,247)     (39,393)     (42,592)    (112,829)
Extraordinary loss on early retirement of debt, net of income
 taxes                                                             (8,589)      (1,438)          --         (631)
                                                              ------------ ------------ ------------ -------------

Net loss                                                          (43,836)     (40,831)     (42,592)    (113,460)
Dividend requirements applicable to preferred stock                (6,500)      (6,500)     (14,332)     (14,631)
                                                              ------------ ------------ ------------ -------------

Net loss applicable to common stockholders                    $   (50,336) $   (47,331) $   (56,924) $  (128,091)
                                                              ============ ============ ============ =============

Basic and diluted loss per weighted average share of common
   stock before extraordinary loss                            $     (0.80) $     (0.79) $     (0.95) $     (1.05)
Basic and diluted extraordinary loss per weighted average
   share on early retirement of debt                                (0.17)       (0.02)          --           --
                                                              ------------ ------------ ------------ -------------
Basic and diluted net loss per weighted average share of
common stock                                                  $     (0.97) $     (0.81)       (0.95)       (1.05)
                                                              ============ ============ ============ =============

Weighted average shares of common stock outstanding (in
thousands)                                                         52,019       58,141       60,163      121,769
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

14.      Restatement:

      Subsequent to the issuance of the Company's consolidated financial statements as of and for the year ended December 31, 1999, management determined that the cable systems swap consummated on April 1, 1998 between Time Warner Entertainment and the Company, originally accounted for as an exchange of similar productive assets in accordance with Accounting Principles Board Opinion No. 29, "Accounting for Non-Monetary Transactions," should have been recorded as a business combination in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations." As a result, the consolidated financial statements as of December 31, 1998 and 1999 and for the nine months ended December 31, 1998 and the year ended December 31, 1999, have been restated from amounts previously reported to recognize a gain of $21,455 and to adjust property, plant and equipment and intangible assets in the net amount of $21,455.

      A summary of the significant effects of the restatement is as follows:


                                                     December 31, 1998                   December 31, 1999
                                              ---------------------------------  -----------------------------------
                                              As Previously                       As Previously
                                                Reported        As Restated         Reported         As Restated
                                            ----------------- -----------------  -----------------------------------

At December 31:
   Property, plant & equipment - net        $     1,207,655   $     1,196,388  $       3,972,329  $      3,961,704
   Intangible assets - net                        1,029,159         1,061,730         12,095,873        12,127,613
   Accumulated deficit                           (1,760,270)       (1,738,966)        (1,997,553)       (1,976,438)


                                                    Nine Months Ended                      Year Ended
                                                    December 31, 1998                   December 31, 1999
                                            ---------------------------------- -------------------------------------
                                             As Previously                       As Previously
                                               Reported         As Restated        Reported         As Restated
                                            ----------------- ---------------- ------------------ ------------------

   Depreciation and amortization            $       140,823   $       140,974  $         370,836  $        371,025
   Gain on cable systems swap                            --            21,455                 --                --
   Loss before extraordinary loss                  (110,793)          (89,489)          (229,872)         (230,061)
   Net loss                                        (115,130)          (93,826)          (240,530)         (240,719)
   Net loss applicable to common
      stockholders                                 (135,848)         (114,544)          (282,493)         (282,682)
   Basic and diluted net loss per weighted
      average share of common stock                   (3.75)            (3.16)             (3.88)            (3.88)




ITEM  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS  ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE

            None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


      The information set forth above in Part I under the caption "Executive Officers of the Registrant" is incorporated herein by reference. The other information required by this item is incorporated herein by reference to the information set forth under the caption "Election of Directors - Description of Board of Directors"; the information set forth under the caption "Election of Directors - Nominee for Election by Holders of Class A Common Stock"; the information set forth under the caption "Election of Directors - Nominees for Election by Holders of Class A Common Stock and Class B Common Stock"; and the information, if any, under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," in the Company's Amendment to the Annual Report on
Form 10-K/A filed on May 1, 2000.


ITEM 11.  EXECUTIVE COMPENSATION


      The information required by this item is incorporated herein by reference to the information set forth under the caption "Executive Compensation" in the Company's Amendment to the Annual Report on Form 10-K/A filed on May 1, 2000.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


      The information required by this item is incorporated herein by reference to the information set forth under the caption "Principal Stockholders" in the Company's Amendment to the Annual Report on Form 10-K/A filed on May 1, 2000.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


      The information required by this item is incorporated herein by reference to the information set forth under the caption "Certain Transactions" in the Company's Amendment to the Annual Report on Form 10-K/A filed on May 1, 2000.


PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      Financial statements, schedules and exhibits not listed have been omitted where the required information is included in the consolidated financial statements or notes thereto, or is not applicable or required.


(a)(1) A listing of the consolidated financial statements, notes and independent auditors' report required in Item 8 are listed in the index in Item 8 of this Report on Form 10-K/A-2.


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

    4.15     Form of 7-7/8% Senior Note due 2009 (Contained in Exhibit 4.14).


    4.16 Second Supplemental Indenture, dated as of November 16, 1999, to April 28, 1999 Base Indenture, with respect to the Registrant's 9-3/8% Senior Notes due 2009, between Harris Trust Company and the Registrant.**


    4.17     Form of 9-3/8% Senior Note due 2009 (Contained in Exhibit 4.16.).

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


   10.20 First Amendment to the Olympus Communications, L.P. Second Amended and Restated Limited Partnership Agreement, dated September 1, 1995 (Incorporated herein by reference is Exhibit 10.33 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.) (File No. 0-16014).

   10.21 First Amendment to the Olympus Communications, L.P. Second Amended and Restated Limited Partnership Agreement, dated March 29, 1996 (Incorporated herein by reference is Exhibit 10.34 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.) (File No. 0-16014).

   10.22 Second Amendment to the Olympus Communications, L.P. Second Amended and Restated Limited Partnership Agreement, dated June 27, 1996 (Incorporated herein by reference is Exhibit 10.35 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.) (File No.0-16014).


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

   10.27 Pledge, Escrow and Disbursement Agreement, between Hyperion and the Bank of Montreal Trust Company dated as of August 27, 1997 (Incorporated by reference herein to Exhibit 4.05 to Hyperion's Current Report on Form 8-K dated August 27, 1997.) (File No. 0-21605).

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


   10.115 Agreement of Limited Partnership of Century-TCI California Communications, L.P., dated as of December 7, 1999.**

   10.116 Credit Agreement dated as of December 3, 1999 among Century-TCI Califiornia, L.P., Certain Lenders, Societe Generale and Deutsche Bank Securities Inc., as Co-Syndication Agents, Salomon Smith Barney Inc. as Lead Arranger and Sole Book Manager, Mellon Bank, N.A. as Documentation Agent and Citibank, N.A. as Administrative Agent.**


   10.117 Agreement and Plan of Reorganization dated as of December 8, 1999, by and among Cablevision of the Midwest, Inc., Cablevision of the Midwest Holding Co., Inc. Adelphia General Holdings II, Inc. and the Registrant.**

   10.118 Asset Purchase Agreement dated as of December 8, 1999, by and among Telerama, Inc., Cablevision of Cleveland, L.P. and the Registrant.**

   10.119 Revolving Credit and Term Loan Agreement dated as of October 5, 1999, among Harron Communications Corp, the Subsidiary Guarantors named therein, and the Agents and Lenders named therein.**

   10.120 Underwriting Agreement dated as of November 10, 1999, among the Underwriters and Representatives named therein and the Registrant, regarding the 9-3/8% Senior Notes due 2009 of the Registrant.**


   10.121 Amendment No. 2 to Amended Credit Facility of FrontierVision Operating Partners, L.P., dated as of July 15, 1999 (Incorporated herein by reference is Exhibit 10.21 to Form 10-K of FrontierVision Holdings, L.P. for the year ended December 31, 1999) (File No. 333-36519).


   21.01     Subsidiaries of the Registrant.**


   23.01     Consent of Deloitte & Touche LLP (Filed herewith.).

   27.01     Financial Data Schedule (Filed herewith.).


   99.01 Material incorporated by reference into this Annual Report on Form 10-K/A-2 of the Olympus Communications, L.P. and Olympus Capital Corporation Form 10-K for the year ended December 31, 1998.**


* Denotes management contracts and compensatory plans and arrangements required to be identified by Item 14(a)(3).


** Previously filed with the original Annual Report on Form 10-K filed on March 30, 2000.




      The Registrant will furnish to the Commission upon request copies of instruments not filed herewith which authorize the issuance of long-term obligations of Registrant or its Subsidiaries not in excess of 10% of the Registrant's total assets on a consolidated basis.

(b) The Registrant filed Form 8-Ks dated September 30, October 1 (4 separate filings), October 25, November 23 and December 8, 1999, which reported information under Items 2, 5 and/or 7 thereof. No financial statements were filed with such Form 8-K reports, except that financial statements for acquired companies were filed under Item 7 in one of the Form 8-K reports dated October 1, 1999.

(c) The Company hereby files as exhibits to this Annual Report on Form 10-K/A-2 the exhibits set forth in Item 14(a)(3) hereof which are not incorporated by reference.

(d) The Company hereby files as financial statement schedules to this Annual Report on Form 10-K/A-2 the financial statement schedules set forth in
      Item 14(a)(2) hereof.



                                             SCHEDULE I (Page 1 of 4)
                               ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                       Condensed Information as to the Financial Position of the Registrant
                                              (Dollars in thousands)
                                                                                            December 31,
                                                                                       1998*            1999*
                                                                                  ----------------  ---------------
ASSETS:
Investment in and net advances to cable television
  subsidiaries and related parties                                                $    1,144,919    $   6,899,934
Property and equipment - net                                                              28,889           26,854
Cash and cash equivalents                                                                    105              106
Other assets - net                                                                        67,346          372,678
                                                                                    --------------    -------------
          Total                                                                   $    1,241,259    $   7,299,572
                                                                                  ================  ===============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY):

Losses and distributions in excess of investments in and net advances
  to cable television subsidiaries                                                $      201,636    $     544,983
Parent debt                                                                            1,810,212        2,777,919
Other debt                                                                                 2,096            1,707
Accrued interest and other liabilities                                                    79,566           84,298
                                                                                  ----------------  ---------------
          Total liabilities                                                            2,093,510        3,408,907

Redeemable exchangeable preferred stock                                                  148,191          148,363

Stockholders' equity (deficiency) - see consolidated financial
  statements included herein for details                                              (1,000,442)       3,742,302
                                                                                    --------------    -------------
          Total                                                                   $    1,241,259    $   7,299,572
                                                                                  ================  ===============

*As restated, see Note 14 to the Consolidated Financial Statements presented at item 8.


                         See notes to condensed financial information of the Registrant.




                                            SCHEDULE I (Page 2 of 4)
                              ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                          Condensed Information as to the Operations of the Registrant
                                             (Dollars in thousands)
                                                                                    Nine Months
                                                                      Year Ended       Ended        Year Ended
                                                                      March 31,     December 31,   December 31,
INCOME:                                                                  1998          1998*           1999*
                                                                   -------------- -------------- ----------------
Income from subsidiaries and affiliates                            $      65,369  $      68,011  $      129,265
                                                                   -------------- -------------- ----------------

EXPENSES:

Operating expenses and fees to subsidiaries                                2,144            316           2,037
Depreciation and amortization                                              7,408          4,106          11,480
Interest expense to subsidiaries and affiliates                           16,831         12,902          24,389
Interest expense to others                                               134,984        108,809         182,121
                                                                   -------------- -------------- ----------------
          Total                                                          161,367        126,133         220,027
                                                                   -------------- -------------- ----------------

Loss before gain on sale of investments, equity in
  net loss of subsidiaries and extraordinary items                       (95,998)       (58,122)        (90,762)

Gain on sale of investments                                                1,927             --           2,354
Equity in net loss of subsidiaries                                       (68,483)       (31,367)       (141,653)
                                                                   -------------- -------------- ----------------
Loss before extraordinary loss                                          (162,554)       (89,489)       (230,061)
Extraordinary loss on early retirement of debt (net of income
   taxes of $7,200 in 1999).                                             (11,325)        (4,337)        (10,658)
                                                                   -------------- -------------- ----------------
Net loss                                                                (173,879)       (93,826)       (240,719)
Dividend requirements applicable to preferred stock                      (18,850)       (20,718)        (41,963)
                                                                   -------------- -------------- ----------------
Net loss applicable to common stockholders                         $    (192,729) $    (114,544) $     (282,682)
                                                                   ============== ============== ================



*As restated, see Note 14 to the Consolidated Financial Statements presented at item 8.


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


                                                                                     Nine Months
                                                                     Year Ended         Ended          Year Ended
                                                                      March 31,     December 31,      December 31,
                                                                        1998            1998*            1999*
                                                                   -------------- ----------------  ---------------
Cash flows from operating activities:
  Net loss                                                        $    (173,879) $       (93,826) $      (240,719)
    Adjustments to reconcile net loss to net cash (used for)
      provided by operating activities:

        Equity in net loss of subsidiaries                               68,483           31,367          141,653
        Gain on sale of investments                                      (1,927)              --           (2,354)
        Extraordinary loss on debt retirement                            11,325            4,337           10,658
        Depreciation and amortization                                     7,408            4,106           11,480
        Noncash interest expense                                          9,389              545           (2,792)
        Change in operating assets and liabilities:
           Other assets                                                   1,661           15,554           95,068
           Accrued interest and other liabilities                         2,814           22,062            9,858
                                                                  -------------- ----------------- ----------------
Net cash (used for) provided by operating activities                    (74,726)         (15,855)          22,852
                                                                  -------------- ----------------- ----------------

Cash flows from investing activities:
  Investments in and advances to subsidiaries
    and related parties - net                                          (539,459)        (664,629)      (2,801,906)
  Expenditures for property, plant and equipment                           (722)            (835)              --
  Proceeds from sale of investments                                      12,678               --            2,400
                                                                  -------------- ----------------- ----------------
Net cash used for investing activities                                 (527,503)        (665,464)      (2,799,506)
                                                                  -------------- ----------------- ----------------

Cash flows from financing activities:

  Proceeds from debt                                                    624,142          299,232        1,250,000
  Repayments of debt                                                   (232,421)         (70,488)        (279,891)
  Issuance of redeemable exchangeable preferred stock                   147,976               --               --
  Issuance of convertible preferred stock                                97,000               --               --
  Issuance of Adelphia Business Solutions Class A common stock               --          205,559          262,413
  Issuance of Class A common stock                                           --          275,880        1,215,999
  Issuance of Series D convertible preferred stock                           --               --          557,649
  Payments to acquire treasury stock                                         --               --         (149,401)
  Costs associated with issuance of Class A common stock                     --           (7,954)         (20,991)
  Preferred stock dividends paid                                        (14,787)         (15,843)         (41,898)
  Premium paid on early retirement of debt                              (12,153)          (2,095)          (5,603)
  Debt financing costs                                                   (7,522)          (2,970)         (11,622)
                                                                  -------------- ----------------- ----------------
Net cash provided by financing activities                               602,235          681,321        2,776,655
                                                                  -------------- ----------------- ----------------

Increase in cash and cash equivalents                                         6                2                1

Cash and cash equivalents, beginning of period                               97              103              105
                                                                  -------------- ----------------- ----------------
Cash and cash equivalents, end of period                          $         103  $           105  $           106
                                                                  ============== ================ =================
Supplemental disclosure of cash flow activity -
  Cash payments for interest                                      $     134,805  $        97,972  $       330,781
                                                                  ============== ================ =================

*As restated, see Note 14 to the Consolidated Financial Statements presented at item 8.


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


                                                        SCHEDULE II
                                    ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                             VALUATION AND QUALIFYING ACCOUNTS
                                                   (Dollars in thousands)

                                                 Balance at      Charged to                                        Balance
                                                  Beginning       Costs and     Deductions-                        at End
                                                  of Period       Expenses      Write-Offs     Acquisitions       of Period
                                               --------------  --------------  --------------  --------------  --------------
Year Ended March 31, 1998


Allowance for doubtful accounts                $      1,345    $      8,685    $      8,864    $         --    $      1,166
                                               ==============  ==============  ==============  ==============  ==============

Valuation allowance for deferred tax assets    $    359,285    $     48,775    $         --              --    $    408,060
                                               ==============  ==============  ==============  ==============  ==============

Nine Months Ended December 31, 1998

Allowance for doubtful accounts                $      1,166    $      8,765    $      7,078              --    $      2,853
                                               ==============  ==============  ==============  ==============  ==============

Valuation allowance for deferred tax assets    $    408,060    $     30,119    $         --              --    $    438,179
                                               ==============  ==============  ==============  ==============  ==============

Year Ended December 31, 1999

Allowance for doubtful accounts                $      2,853    $     12,642    $      1,097           3,398    $     17,796
                                               ==============  ==============  ==============  ==============  ==============

Valuation allowance for deferred tax assets    $    438,179    $     72,192    $         --        (256,768)   $    253,603
                                               ==============  ==============  ==============  ==============  ==============

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                        ADELPHIA COMMUNICATIONS CORPORATION


December 18, 2000                                       By:   /s/ John J. Rigas
                                                              John J. Rigas,
                                                              Chairman, President and Chief Executive Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


December 18, 2000                                       /s/ John J. Rigas
                                                        John J. Rigas,
                                                        Director

December 18, 2000                                       /s/ Timothy J. Rigas
                                                        Timothy J. Rigas,
                                                        Executive Vice President, Chief Financial Officer,
                                                        Chief Accounting Officer, Treasurer and Director

December 18, 2000                                       /s/ Michael J. Rigas
                                                        Michael J. Rigas,
                                                        Executive Vice President, Operations and
                                                        Director

December 18, 2000                                       /s/ James P. Rigas
                                                        James P. Rigas,
                                                        Executive Vice President, Strategic Planning and  Director

December 18, 2000                                       /s/ Peter L. Venetis
                                                        Peter L. Venetis,
                                                        Director

December 18, 2000                                       /s/ Dennis P. Coyle
                                                        Dennis P. Coyle,
                                                        Director

December 18, 2000                                       /s/ Pete J. Metros
                                                        Pete J. Metros,
                                                        Director

December 18, 2000                                       /s/ Leslie J. Gelber
                                                        Leslie J. Gelber,
                                                        Director

December 18, 2000                                       /s/ Erland E. Kailbourne
                                                        Erland E. Kailbourne,
                                                        Director

