Form 10-Q/A
period 2000-03-31
ADELPHIA COMMUNICATIONS CORP
filed 2000-12-19
CIK 796486

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                (Amendment No. 1)

   X Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934


                  For the quarterly period ended March 31, 2000

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


                       ADELPHIA COMMUNICATIONS CORPORATION

                                TABLE OF CONTENTS

                                                                                                           Page Number

Explanatory Note:  Purpose of this Amendment on Form 10-Q/A............................................           3

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (As restated, see Note 11 of the Condensed Consolidated
                               Financial Statements)

       Condensed Consolidated Balance Sheets - December 31, 1999 and
        March 31, 2000.................................................................................           4

       Condensed Consolidated Statements of Operations and Comprehensive Loss - Three
        Months Ended March 31, 1999 and 2000...........................................................           5

       Condensed Consolidated Statements of Cash Flows - Three Months Ended
        March 31, 1999 and 2000........................................................................           6

       Notes to Condensed Consolidated Financial Statements............................................           7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
              of Operations............................................................................          13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk....................................          25

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.............................................................................          27

Item 2.  Changes in Securities and Use of Proceeds.....................................................          28

Item 3.  Defaults Upon Senior Securities...............................................................          28

Item 4.  Submission of Matters to a Vote of Security Holders...........................................          28

Item 5.  Other Information.............................................................................          28

Item 6.  Exhibits and Reports on Form 8-K..............................................................          28


SIGNATURES.............................................................................................          29


Purpose of this Amendment on Form 10-Q/A


         This amendment on Form 10-Q/A is being filed to give effect to the restatement of the Company's financial statements included in Part I, Item 1, as discussed in Note 11 thereto.

         This Form 10-Q/A includes such restated financial statements and related notes thereto for the three months ended March 31, 2000, and other information related to such restated financial statements. Except for Items 1 and 2 of Part I and Item 2 and Exhibit 27.01 of Part II, no other information included in the original report on Form 10-Q, is amended by this Form 10-Q/A.

                                            PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements



                                 ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                                     (Dollars in thousands, except share amounts)



                                                                                      December 31,           March 31,
                                                                                          1999*                2000*
                                                                                    ----------------    -----------------

ASSETS:
Property, plant and equipment - net                                                 $    3,961,704      $     4,245,386
Intangible assets - net                                                                 12,127,613           12,069,893
Cash and cash equivalents                                                                  186,874              163,599
U.S. government securities - pledged                                                        29,899               14,941
Investments                                                                                280,874              320,511
Subscriber receivables - net                                                               194,399              199,340
Prepaid expenses and other assets - net                                                    328,675              345,818
Related party receivables - net                                                            178,577              254,116
                                                                                    ----------------    -----------------
          Total                                                                     $   17,288,615      $    17,613,604
                                                                                    ================    =================

LIABILITIES, PREFERRED STOCK, COMMON STOCK AND
OTHER  STOCKHOLDERS' EQUITY:
Subsidiary debt                                                                     $    6,513,813      $     6,606,251
Parent debt                                                                              2,777,919            2,778,257
Accounts payable                                                                           442,561              446,832
Subscriber advance payments and deposits                                                    57,651               71,844
Accrued interest and other liabilities                                                     495,564              501,193
Deferred income taxes                                                                    2,113,097            2,073,995
                                                                                    ----------------    -----------------
          Total liabilities                                                             12,400,605           12,478,372
                                                                                    ----------------    -----------------

Minority interests                                                                         736,497              721,029
                                                                                    ----------------    -----------------

Adelphia Business Solutions redeemable exchangeable preferred stock                        260,848              269,483
                                                                                    ----------------    -----------------

13% Series B cumulative redeemable exchangeable preferred stock                            148,363              148,406
                                                                                    ----------------    -----------------

Commitments and contingencies (Note 8)

Convertible preferred stock, common stock and other stockholders' equity:
8 1/8% Series C convertible preferred stock ($100,000 liquidation preference)                    1                    1
5 1/2% Series D convertible preferred stock ($575,000 liquidation preference)                   29                   29
Class A common stock, $.01 par value, 1,200,000,000 shares authorized,
  113,051,118 shares issued                                                                  1,131                1,131
Class B common stock, $.01 par value, 300,000,000 shares authorized,
  10,834,476 and 16,735,998 shares issued and outstanding, respectively                        108                  167
Additional paid-in capital                                                               5,863,633            6,226,022
Accumulated deficit                                                                     (1,976,438)          (2,079,775)
Accumulated other comprehensive income (loss)                                                3,239               (1,860)
Treasury stock, at cost, 1,091,524 shares of Class A common stock and
   20,000 shares of 8 1/8% Series C convertible preferred stock, respectively             (149,401)            (149,401)
                                                                                    ----------------    -----------------
   Convertible preferred stock, common stock and
     other stockholders'  equity                                                         3,742,302            3,996,314
                                                                                    ----------------    -----------------
          Total                                                                     $   17,288,615      $    17,613,604
                                                                                    ================    =================

*As restated, see Note 11

                               See notes to condensed consolidated financial statements.



                                 ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)
                                   (Dollars in thousands, except per share amounts)

                                                                                            Three Months Ended
                                                                                                March 31,
                                                                                   -------------------------------------
                                                                                          1999*               2000*
                                                                                   -----------------   -----------------
Revenues                                                                            $      201,604      $      672,719
                                                                                   -----------------   -----------------

Operating expenses:
  Direct operating and programming                                                          67,295             240,996
  Selling, general and administrative                                                       49,111             169,388
  Depreciation and amortization                                                             56,863             200,526
  Merger and integration costs                                                                  --               1,218
                                                                                   -----------------   -----------------
          Total                                                                            173,269             612,128
                                                                                   -----------------   -----------------


Operating income                                                                            28,335              60,591
                                                                                   -----------------   -----------------

Other income (expense):
  Interest expense - net                                                                   (67,464)           (198,392)
  Equity in loss of Olympus and other joint ventures                                       (14,861)             (3,309)
  Equity in loss of Adelphia Business Solutions joint ventures                              (3,803)               (105)
  Minority interest in net losses of subsidiaries                                           12,914              18,911
  Adelphia Business Solutions preferred stock dividends                                     (7,619)             (8,635)
  Priority investment income from Olympus                                                   12,000                  --
  Other                                                                                      2,354                 (92)
                                                                                   -----------------   -----------------

          Total                                                                            (66,479)           (191,622)
                                                                                   -----------------   -----------------

Loss before income taxes and extraordinary loss                                            (38,144)           (131,031)
Income tax benefit                                                                           2,897              29,489
                                                                                   -----------------   -----------------

Loss before extraordinary loss                                                             (35,247)           (101,542)
Extraordinary loss on early retirement of debt                                              (8,589)                 --
                                                                                   -----------------   -----------------

Net loss                                                                                   (43,836)           (101,542)
Dividend requirements applicable to preferred stock                                         (6,500)            (14,406)
                                                                                   -----------------   -----------------

Net loss applicable to common stockholders                                                 (50,336)           (115,948)

Other comprehensive loss - unrealized loss on available-for-sale
    securities (net of income tax benefit of $3,979)                                            --              (5,099)
                                                                                   -----------------   -----------------

Comprehensive loss                                                                  $      (50,336)     $     (121,047)
                                                                                   =================   =================

Basic and diluted net loss per weighted average share of
  common stock before extraordinary loss                                            $        (0.80)     $        (0.91)
Basic and diluted extraordinary loss on early retirement of debt per
  weighted average share of common stock                                                     (0.17)                 --
                                                                                   -----------------   -----------------
Basic and diluted net loss per weighted average share
  of common stock                                                                   $        (0.97)     $        (0.91)
                                                                                   =================   =================

Weighted average shares of common  stock
  outstanding (in thousands)                                                                52,019             127,333
                                                                                   =================   =================

*As restated, see Note 11

                               See notes to condensed consolidated financial statements.



                                 ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                                (Dollars in thousands)

                                                                                        Three Months Ended March 31,
                                                                                    ------------------------------------
                                                                                          1999*               2000*
                                                                                    ----------------    ----------------
Cash flows from operating activities:
  Net loss                                                                           $     (43,836)      $    (101,542)
    Adjustments to reconcile net loss to net cash
      (used for) provided by operating activities:
        Depreciation and amortization                                                       56,863             200,526
        Noncash interest expense                                                             7,952              38,288
        Noncash dividends                                                                    7,619               8,635
        Equity in loss of Olympus and other joint ventures                                  14,861               3,309
        Equity in loss of Adelphia Business Solutions joint ventures                         3,803                 105
        Gain on sale of investments                                                         (2,354)                 --
        Minority interest in losses of subsidiaries                                        (12,914)            (18,911)
        Extraordinary loss on early retirement of debt                                       8,589                  --
        Decrease in deferred income taxes                                                   (2,858)            (35,123)
        Changes in operating assets and liabilities, net of effect of acquisitions:
           Subscriber receivables                                                           (3,256)             (4,745)
           Prepaid expenses and other assets                                               (30,711)            (46,872)
           Accounts payable                                                                (27,154)              3,492
           Subscriber advance payments and deposits                                          4,617              14,187
           Accrued interest and other liabilities                                          (23,082)            (23,505)
                                                                                    ----------------    ----------------
Net cash (used for) provided by operating activities                                       (41,861)             37,844
                                                                                    ----------------    ----------------

Cash flows from investing activities:
  Acquisitions                                                                            (111,372)            (10,037)
  Expenditures for property, plant and equipment                                           (81,552)           (384,382)
  Investments in Adelphia Business Solutions joint ventures                                (18,572)             (1,375)
  Investments in other joint ventures                                                       (2,836)            (15,435)
  Sale of U.S. government securities - pledged                                              15,322              15,312
  Amounts invested in and advanced to related parties                                     (179,372)            (75,539)
  Other                                                                                      2,400               2,158
                                                                                    ----------------    ----------------
Net cash used for investing activities                                                    (375,982)           (469,298)
                                                                                    ----------------    ----------------

Cash flows from financing activities:
  Proceeds from debt                                                                       700,000             254,310
  Repayments of debt                                                                      (703,715)           (200,803)
  Costs associated with financings                                                         (11,239)               (786)
  Premium paid on early retirement of debt                                                  (7,413)                 --
  Net proceeds from issuance of Class A common stock                                       371,806                  --
  Net proceeds from issuance of Class B common stock                                            --             374,739
  Payments to acquire treasury stock                                                      (149,213)                 --
  Preferred stock dividends paid                                                           (11,375)            (19,281)
                                                                                    ----------------    ----------------
Net cash provided by financing activities                                                  188,851             408,179
                                                                                    ----------------    ----------------

Decrease in cash and cash equivalents                                                     (228,992)            (23,275)

Cash and cash equivalents, beginning of period                                             398,644             186,874
                                                                                    ----------------    ----------------

Cash and cash equivalents, end of period                                             $     169,652       $     163,599
                                                                                    ================    ================

*As restated, see Note 11

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


         In the opinion of management, all adjustments, consisting of only normal recurring accruals necessary for a fair presentation of the financial position of Adelphia at March 31, 2000, and the results of operations for the three months ended March 31, 1999 and 2000, have been included. These condensed consolidated financial statements should be read in conjunction with Adelphia's consolidated financial statements included in its Annual Report on Form 10-K/A-2 for the year ended December 31, 1999. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.


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


         Adelphia completed several significant acquisitions during the quarter ended December 31, 1999. Reference is made to Note 1 to the consolidated financial statements contained in the Annual Report on Form 10-K/A-2 for the year ended December 31, 1999 for additional information regarding these acquisitions. The following unaudited financial information assumes that the acquisitions that were consummated after September 30, 1999 had occurred on January 1, 1999.

                                                         Three Months
                                                             Ended
                                                           March 31,
                                                             1999
                                                      -------------------
Revenues                                               $        586,148
Loss before extraordinary loss                                  (70,442)
Net loss                                                        (85,531)
Basic and diluted net loss per weighted average
  share of common stock                                            (.79)


         The above financial information excludes the gain on the sale of discontinued operations of Centennial Cellular and the Australian operations of Arahova Communications, Inc., of approximately $314,000, during the three months ended March 31, 1999.

2.  Debt:
         Debt is summarized as follows:

         Subsidiary Debt:
                                                                                    December 31,          March 31,
                                                                                        1999                2000
                                                                                  ----------------   ----------------
               Notes to banks and institutions                                    $     3,088,477    $     3,145,897
               13% Senior Discount Notes of Adelphia Business
                 Solutions due 2003                                                       253,860            262,767
               12 1/4% Senior Secured Notes of Adelphia Business
                 Solutions due 2004                                                       250,000            250,000
               12% Senior Subordinated Notes of Adelphia Business
                 Solutions due 2007                                                       300,000            300,000
               10 5/8% Senior Notes of Olympus due 2006                                   203,537            203,408
               11% Senior Subordinated Notes of FrontierVision
                 Due 2006                                                                 212,541            212,082
               11 7/8% Senior Discount Notes Series A of
                 FrontierVision due 2007                                                  205,979            211,239
               11 7/8% Senior Discount Notes Series B of
                 FrontierVision due 2007                                                   78,522             79,997
               9 1/2% Senior Notes of Arahova due 2000                                    148,773            150,614
               9 3/4% Senior Notes of Arahova due 2002                                    201,172            201,881
               Zero Coupon Senior Discount Notes of Arahova due 2003                      318,234            327,982
               9 1/2% Senior Notes of Arahova due 2005                                    250,852            251,299
               8 7/8% Senior Notes of Arahova due 2007                                    242,542            243,131
               8 3/4% Senior Notes of Arahova due 2007                                    216,105            216,668
               8 3/8% Senior Notes of Arahova due 2017                                     94,048             94,186
               8 3/8% Senior Notes of Arahova due 2007                                     94,106             94,412
               Senior Discount Notes of Arahova due 2008                                  267,105            275,343
               Other subsidiary debt                                                       87,960             85,345
                                                                                  ----------------   ----------------

                   Total subsidiary debt                                          $     6,513,813    $     6,606,251
                                                                                  ================   ================


         The following information updates to March 31, 2000, unless otherwise noted, certain disclosures included in Note 3 to Adelphia's consolidated financial statements contained in the Annual Report on Form 10-K/A-2 for the year ended December 31, 1999.



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


6.  Supplemental Financial Information:

         Cash payments for interest were $97,200 and $182,237 for the three months ended March 31, 1999 and 2000, respectively. Accumulated depreciation of property, plant and equipment amounted to $1,137,284 and $1,251,960 at December 31, 1999 and March 31, 2000, respectively. Accumulated amortization of intangible assets amounted to $617,235 and $698,887 at December 31, 1999 and March 31, 2000, respectively. Interest expense - net includes interest income of $14,425 and $4,214 for the three months ended March 31, 1999 and 2000, respectively. Interest income includes interest income from affiliates on long-term loans and for reimbursement of interest expense on revolving credit agreements related to short-term borrowings by such affiliates.


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

10. Business Segment Information:

          Refer to Item 2, Business Segment Information, of this Quarterly Report on Form 10-Q/A for information regarding business segments as of December 31, 1999 and March 31, 2000 and for the three months ended March 31, 1999 and 2000.

11. Restatement:

         Subsequent to the issuance of the Company's condensed consolidated financial statements as of and for the three months ended March 31, 2000, management determined that the cable systems swap consummated on April, 1 1998 between Time Warner Entertainment and the Company, originally accounted for as an exchange of similar productive assets in accordance with Accounting Principles Board Opinion No. 29 "Accounting for Non-Monetary Transactions," should have been recorded as a business combination in accordance with Accounting Principles Board Opinion No. 16 "Business Combinations." As a result, the condensed consolidated financial statements as of December 31, 1999 and March 31, 2000 and for the three months ended March 31, 1999 and 2000 have been restated from amounts previously reported to recognize a gain of $21,455 and to adjust property, plant and equipment and intangible assets in the net amount of $21,455 as of April 1, 1998.

         A summary of the significant effects of the restatement is as follows:


                                                 December 31, 1999                  March 31, 2000
                                          -------------------------------   -------------------------------
                                           As Previously                    As Previously
                                             Reported       As Restated       Reported        As Restated
                                          ---------------  --------------   --------------  ---------------

Property, plant and equipment - net       $   3,972,329    $  3,961,704     $  4,255,851    $   4,245,386
Intangible assets - net                      12,095,873      12,127,613       12,038,360       12,069,893
Accumulated deficit                          (1,997,553)     (1,976,438)      (2,100,843)      (2,079,775)



                                                   Three Months Ended              Three Months Ended
                                                     March 31, 1999                  March 31, 2000
                                            ------------------------------- -------------------------------
                                             As Previously                   As Previously
                                                Reported      As Restated      Reported       As Restated
                                            --------------- --------------- --------------- ---------------

Depreciation and amortization               $      56,815   $      56,863   $     200,479   $     200,526
Loss before extraordinary loss                    (35,199)        (35,247)       (101,495)       (101,542)
Net loss                                          (43,788)        (43,836)       (101,495)       (101,542)
Net loss applicable to common stockholders        (50,288)        (50,336)       (115,901)       (115,948)
Basic and diluted net loss per weighted
   average share of common stock                    (0.97)          (0.97)          (0.91)          (0.91)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         (Dollars in thousands)


         As discussed in Note 11 to the condensed consolidated financial statements, subsequent to the issuance of the Company's financial statements as of and for the three months ended March 31, 2000, management determined that the cable systems swap consummated on April 1, 1998 between Time Warner Entertainment and the Company, originally accounted for as an exchange of similar productive assets in accordance with Accounting Principles Board Opinion No. 29 "Accounting for Non-Monetary Transactions," should have been recorded as a business combination in accordance with Accounting Principles Board Opinion No. 16 "Business Combinations". The accompanying MD&A has been revised to reflect the effects of the restatement of the condensed consolidated financial statements as of December 31, 1999 and March 31, 2000 and for the three months ended March 31, 1999 and 2000.


Results of Operations


         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Quarterly Report on Form 10-Q/A, including Management's Discussion and Analysis of Financial Condition and Results of Operations, is forward-looking, such as information relating to the effects of future regulation, future capital commitments and the effects of competition. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. These "forward looking statements" can be identified by the use of forward-looking terminology such as "believes", "expects," "may," "will," "should," "intends" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions, acquisitions and divestitures, the availability and cost of capital, government and regulatory policies, the pricing and availability of equipment, materials, inventories and programming, product acceptance, technological developments and changes in the competitive environment in which the Company operates. Persons reading this Quarterly Report on Form 10-Q/A are cautioned that forward-looking statements herein are only predictions, that no assurance can be given that the future results will be achieved, and that actual events or results may differ materially as a result of the risks and uncertainties facing the Company. For further information regarding these risks and uncertainties and their potential impact on the Company, see the prospectus and most recent prospectus supplement filed under Registration Statement No. 333-78027, under the caption "Risk Factors."


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

Business Segment Information

         Summarized unaudited financial information of Adelphia Consolidated, Adelphia Business Solutions and Adelphia, excluding Adelphia Business Solutions is as follows:

Balance Sheet Data:                                                    December 31,        March 31,
                                                                           1999*              2000*
                                                                     ----------------  ----------------
Adelphia Consolidated
  Total assets                                                        $   17,288,615    $   17,613,604
  Total debt                                                               9,291,732         9,384,508
  Cash and cash equivalents                                                  186,874           163,599
  Investments (a)                                                            308,342           350,784
  Redeemable preferred stock                                                 409,211           417,889
  Convertible preferred stock  (liquidation preference)                      675,000           675,000

Adelphia Business Solutions
  Total assets (b)                                                    $    1,171,074    $    1,349,232
  Total debt                                                                 845,178           852,597
  Cash and cash equivalents                                                    2,133             4,283
  Investments (a)                                                             61,400            62,775
  Redeemable preferred stock                                                 260,848           269,483

Adelphia, excluding Adelphia Business Solutions
  Total assets                                                        $   16,117,541    $   16,264,372
  Total debt                                                               8,446,554         8,531,911
  Cash and cash equivalents                                                  184,741           159,316
  Investments (a)                                                            246,942           288,009
  Redeemable preferred stock                                                 148,363           148,406
  Convertible preferred stock  (liquidation preference)                      675,000           675,000


*As restated, see Note 11 of the Condensed Consolidated Financial Statements presented at Item 1.


Other Data:                                                                     Three Months Ended
                                                                                     March 31,
                                                                           ------------------------------
                                                                                1999*           2000*
                                                                           --------------  --------------
Adelphia Consolidated
  Revenues                                                                  $   201,604     $   672,719
  Priority investment income from Olympus                                        12,000              --
  Operating expenses (c)                                                        116,406         410,384
  Depreciation and amortization expense                                          56,863         200,526
  Operating income                                                               28,335          60,591
  Interest expense - net                                                        (67,464)       (198,392)
  Preferred stock dividends                                                     (14,119)        (23,041)
  Capital expenditures                                                           81,552         384,382
  Cash paid for acquisitions                                                    111,372          10,037
  Cash used for investments                                                      21,408          16,810

Adelphia Business Solutions
  Revenues                                                                  $    21,438     $    69,301
  Operating expenses (c)                                                         29,513          92,578
  Depreciation and amortization expense                                          13,535          19,438
  Operating loss                                                                (21,610)        (42,715)
  Interest expense - net (d)                                                    (10,707)         (7,503)
  Preferred stock dividends                                                      (7,619)         (8,635)
  Capital expenditures                                                           39,684         167,709
  Cash paid for acquisitions                                                     89,750              --
  Cash used for investments                                                      18,572           1,375

Adelphia, excluding Adelphia Business Solutions
  Revenues                                                                  $   180,166     $   603,418
  Priority investment income from Olympus                                        12,000              --
  Operating expenses (c)                                                         86,893         317,806
  Depreciation and amortization expense                                          43,328         181,088
  Operating income                                                               49,945         103,306
  Interest expense - net (e)                                                    (56,757)       (190,889)
  Preferred stock dividends                                                      (6,500)        (14,406)
  Capital expenditures                                                           41,868         216,673
  Cash paid for acquisitions                                                     21,622          10,037
  Cash used for investments                                                       2,836          15,435

*As restated, see Note 11 of the Condensed Consolidated Financial Statements presented at Item 1.

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


         Adelphia completed numerous acquisitions during the year ended December 31, 1999. The Company completed the acquisition of Olympus Communications, L.P. ("Olympus") partnerships interests held by FPL Group, Inc. and the acquisitions of FrontierVision Partners, L.P. ("FrontierVision"), Harron Communication Corp., and Arahova Communications, Inc. ("Arahova") (formerly Century Communications Corp.). These acquisitions occurred on October 1, 1999 and are collectively referred to as the Acquisitions. Reference is made to Note 1 of the consolidated financial statements contained in Adelphia's Annual Report on Form 10-K/A-2 for the year ended December 31, 1999 for additional information regarding these acquisitions.


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

         The following table is derived from Adelphia's Condensed Consolidated Statements of Operations that are included in this Form 10-Q/A and sets forth the historical percentage relationship to revenues of the components of operating income contained in such financial statements for the periods indicated.


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

         Effective August 1, 1999, certain rate increases related to cable services were implemented in substantially all of the Company's systems. Advertising revenues and revenues derived from other strategic service offerings such as paging, high-speed data services and long distance services also had a positive impact on revenues for the quarter ended March 31, 2000. The Company expects to implement rate increases related to certain cable services in substantially all of the Company's systems during 2000.

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


Depreciation and Amortization.

         Depreciation and amortization for the cable and other segment increased 317.9% to $181,088 for the three months ended March 31, 2000, from $43,328 for the same period of 1999. Acquisitions accounted for 90.1% of the increase for the quarter ended March 31, 2000. The remaining increase was due primarily to increased capital expenditures made during the past several years.


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


                                                 Expected Maturity
                              --------------------------------------------------------                           Fair
                                 2000        2001       2002       2003       2004     Thereafter     Total      Value
                              -------------------------------------------------------- ------------ ----------------------
Debt and Redeemable

   Preferred Stock:

Fixed Rate                    $   282,375 $   23,000 $  545,000 $  897,840 $  531,847  $ 4,908,142  $7,188,204 $6,379,229
   Average Interest Rate            9.87%      9.87%      9.88%      9.87%      9.87%        9.79%           -          -

Variable Rate                     152,766    269,959    341,309    492,468    446,800    1,448,505   3,151,807  3,151,807
   Average Interest Rate            8.41%      8.83%      8.85%      8.96%      8.66%        8.62%           -          -

Interest Rate Swaps,
 Caps and Collars:

Variable to Fixed             $    15,000 $        - $        - $        - $        -  $    75,000  $   90,000 $    5,654
Average Pay Rate                    6.12%          -          -          -          -        6.12%           -          -
Average Receive Rate                6.29%          -          -          -          -        7.28%           -          -

Fixed to Variable                       -          -     35,000     45,000          -            -      80,000     (2,480)
Average Pay Rate                        -          -      6.26%      6.26%          -            -           -          -
Average Receive Rate                    -          -      7.31%      7.42%          -            -           -          -

Interest Rate Caps                      -          -    400,000          -          -            -     400,000      3,236
Average Cap Rate                        -          -      7.25%          -          -            -           -          -

Interest Rate Collars                   -    100,000    100,000          -          -            -     200,000        181
Maximum Cap Rates                       -      6.64%      6.64%          -          -            -           -          -
Average Cap and Floor Rate              -      5.95%      6.30%          -          -            -           -          -
Minimum Floor Rate                      -      4.65%      4.95%          -          -            -           -          -


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


Item 2.  Changes in Securities and Use of Proceeds

         On January 21, 2000, Adelphia issued 5,901,000 shares of its Class B common stock to Highland 2000, L.P., a Rigas family partnership, for approximately $375 million pursuant to a previously announced direct placement agreement. The Class B common stock was issued pursuant to the exemption from registration for a private placement under Section 4(2) of the Securities Act of 1933, as amended.


Item 3.  Defaults Upon Senior Securities

          None

Item 4.  Submission of Matters to a Vote of Security Holders

          None

Item 5.  Other Information

          None

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits:

Exhibit No.                      Description


 10.01 Credit Agreement dated as of April 14, 2000, among Century Cable Holdings, LLC, Ft. Myers Cablevision, LLC, and Highland Prestige Georgia, Inc., Bank of America, N.A. and the Chase Manhattan Bank, Co-Administrative Agents and Toronto Dominion (Texas), Inc., Syndication Agent. (Previously filed with the original Form 10-Q filed on May 15, 2000). (File No. 0-16014).


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

                             ADELPHIA COMMUNICATIONS CORPORATION
                             (Registrant)




Date:  December 18, 2000     By:   /s/ Timothy J. Rigas
                                ---------------------------------
                                   Timothy J. Rigas
                             Executive Vice President (authorized
                             officer), Chief Financial Officer, Chief Accounting
                             Officer and Treasurer