Form 10-Q/A
period 2000-06-30
ADELPHIA COMMUNICATIONS CORP
filed 2000-12-19
CIK 796486

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



                       ADELPHIA COMMUNICATIONS CORPORATION

                                TABLE OF CONTENTS


                                                                                                     Page Number

Explanatory Note:  Purpose of this Amendment on Form 10-Q/A                                                3

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (As restated, see Note 12 of the Condensed Consolidated
                               Financial Statements)

         Condensed Consolidated Balance Sheets - December 31, 1999 and
          June 30, 2000................................................................................    4

         Condensed Consolidated Statements of Operations and Comprehensive Loss - Three
          and Six Months Ended June 30, 1999 and 2000..................................................    5

         Condensed Consolidated Statements of Cash Flows - Six Months Ended
          June 30, 1999 and 2000.......................................................................    6

         Notes to Condensed Consolidated Financial Statements..........................................    7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
              of Operations............................................................................   14

Item 3.  Quantitative and Qualitative Disclosures about Market Risk....................................   26

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.............................................................................   28

Item 2.  Changes in Securities and Use of Proceeds.....................................................   29

Item 3.  Defaults Upon Senior Securities...............................................................   29

Item 4.  Submission of Matters to a Vote of Security Holders...........................................   29

Item 5.  Other Information.............................................................................   29

Item 6.  Exhibits and Reports on Form 8-K..............................................................   29


SIGNATURES.............................................................................................   30


              ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                (Dollars in thousands, except per share amounts)





Purpose of this Amendment on Form 10-Q/A

         This amendment on Form 10-Q/A is being filed to give effect to the restatement of the Company's financial statements included in Part I, Item 1, as discussed in Note 12 thereto.

         This Form 10-Q/A includes such restated financial statements and related notes thereto for the three and six months ended June 30, 2000, and other information related to such restated financial statements. Except for Items 1 and 2 of Part I and Item 2 and Exhibit 27.01 of Part II, no other information included in the original report on Form 10-Q, is amended by this Form 10-Q/A.

                                                  PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


              ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                  (Dollars in thousands, except share amounts)

                                                                                      December 31,          June 30,
                                                                                         1999*               2000*
                                                                                    ----------------    ---------------
ASSETS:

Property, plant and equipment - net                                                 $    3,961,704      $   4,521,728
Intangible assets - net                                                                 12,127,613         12,040,709
Cash and cash equivalents                                                                  186,874            139,239
Restricted cash                                                                                 --             75,785
U.S. government securities - pledged                                                        29,899             15,167
Investments                                                                                280,874            321,763
Subscriber receivables - net                                                               194,399            232,389
Prepaid expenses and other assets - net                                                    328,675            384,549
Related party receivables - net                                                            178,577            263,135
                                                                                    ----------------    ---------------
          Total                                                                     $   17,288,615      $  17,994,464
                                                                                    ================    ===============

LIABILITIES, PREFERRED STOCK, COMMON STOCK AND
OTHER  STOCKHOLDERS' EQUITY:
Subsidiary debt                                                                     $    6,513,813      $   7,200,203
Parent debt                                                                              2,777,919          2,778,572
Accounts payable                                                                           442,561            344,285
Subscriber advance payments and deposits                                                    57,651             67,740
Accrued interest and other liabilities                                                     495,564            553,731
Deferred income taxes                                                                    2,113,097          2,046,404
                                                                                    ----------------    ---------------
          Total liabilities                                                             12,400,605         12,990,935
                                                                                    ----------------    ---------------

Minority interests                                                                         736,497            685,598
                                                                                    ----------------    ---------------

Adelphia Business Solutions redeemable exchangeable preferred stock                        260,848            278,393
                                                                                    ----------------    ---------------

13% Series B cumulative redeemable exchangeable preferred stock                            148,363            148,449
                                                                                    ----------------    ---------------

Commitments and contingencies (Note 8)

Convertible preferred stock, common stock and other stockholders' equity:
8 1/8% Series C convertible preferred stock ($100,000 liquidation preference)                    1                  1
5 1/2% Series D convertible preferred stock ($575,000 liquidation preference)                   29                 29
Class A common stock, $.01 par value, 1,200,000,000 shares authorized,
  113,051,118 and 113,218,618 shares issued, respectively                                    1,131              1,132
Class B common stock, $.01 par value, 300,000,000 shares authorized,
  10,834,476 and 16,735,998 shares issued and outstanding, respectively                        108                167
Additional paid-in capital                                                               5,863,633          6,212,744
Accumulated deficit                                                                     (1,976,438)        (2,149,247)
Accumulated other comprehensive income (loss)                                                3,239            (24,336)
Treasury stock, at cost, 1,091,524 shares of Class A common stock and
  20,000 shares of 8 1/8% Series C convertible preferred stock, respectively              (149,401)          (149,401)
                                                                                    ----------------    ---------------
   Convertible preferred stock, common stock and
     other stockholders'  equity                                                         3,742,302          3,891,089
                                                                                    ================    ===============

          Total                                                                     $   17,288,615      $  17,994,464
                                                                                    ================    ===============

*As restated, see Note 12.

                              See notes to condensed consolidated financial statements.



                                  ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)
                                    (Dollars in thousands, except per share amounts)

                                                                  Three Months Ended               Six Months Ended
                                                                       June 30,                        June 30,
                                                            ------------------------------- -------------------------------
                                                                  1999*           2000*           1999*           2000*
                                                            --------------- --------------- --------------- ---------------


Revenues                                                     $    218,786    $    704,125   $     420,390    $  1,376,844

Operating expenses:
  Direct operating and programming                                 72,635         260,371         139,930         501,367
  Selling, general and administrative                              61,616         171,003         110,727         340,391
  Depreciation and amortization                                    63,783         210,374         120,646         410,900
  Merger and integration costs                                         --             695              --           1,913
                                                            --------------- ---------------  -------------- ---------------

          Total                                                   198,034         642,443         371,303       1,254,571
                                                            --------------- --------------- --------------- ---------------

Operating income                                                   20,752          61,682          49,087         122,273
                                                            --------------- --------------- --------------- ---------------

Other income (expense):
  Interest expense - net                                          (52,215)       (206,978)       (119,679)       (405,370)
  Equity in loss of Olympus and other joint ventures              (23,074)         (3,805)        (37,935)         (7,114)
  Equity in loss of Adelphia Business Solutions
     joint ventures                                                (3,291)           (346)         (7,094)           (451)
  Minority interest in net losses of subsidiaries                  13,146          34,045          26,060          52,956
  Adelphia Business Solutions preferred stock dividends            (7,860)         (8,909)        (15,479)        (17,545)
  Priority investment income from Olympus                          12,000              --          24,000              --
  Gain on cable systems swap                                           --          37,552              --          37,552
  Other                                                                --             (96)          2,354            (187)
                                                            --------------- --------------- --------------- ---------------

          Total                                                   (61,294)       (148,537)       (127,773)       (340,159)
                                                            --------------- --------------- --------------- ---------------

Loss before income taxes and extraordinary loss                   (40,542)        (86,855)        (78,686)       (217,886)
Income tax benefit                                                  1,149          15,899           4,046          45,388
                                                            --------------- --------------- --------------- ---------------

Loss before extraordinary loss                                    (39,393)        (70,956)        (74,640)       (172,498)
Extraordinary loss on early retirement of debt                     (1,438)             --         (10,027)             --
                                                            --------------- --------------- --------------- ---------------

Net loss                                                          (40,831)        (70,956)        (84,667)       (172,498)
Dividend requirements applicable to preferred stock                (6,500)        (14,406)        (13,000)        (28,812)
                                                            --------------- --------------- --------------- ---------------

Net loss applicable to common stockholders                        (47,331)        (85,362)        (97,667)       (201,310)

Other comprehensive loss - unrealized loss on
  available-for-sale securities (net of income tax
  benefit of $12,100 and $16,079)                                      --         (22,476)             --         (27,575)
                                                            --------------- --------------- --------------- ---------------

Comprehensive loss                                           $    (47,331)   $   (107,838)   $    (97,667)   $   (228,885)
                                                            =============== =============== =============== ===============

Basic and diluted net loss per weighted average share of
  common stock before extraordinary loss                     $      (0.79)   $      (0.66)   $      (1.61)   $      (1.57)
Basic and diluted extraordinary loss on early retirement of
  debt per weighted average share of common stock                   (0.02)             --           (0.18)             --
                                                            --------------- --------------- --------------- ---------------
Basic and diluted net loss per weighted average share
  of common stock                                            $      (0.81)   $      (0.66)   $      (1.79)   $      (1.57)
                                                            =============== =============== =============== ===============

Weighted average shares of common  stock
  outstanding (in thousands)                                       58,141         128,747          54,381         128,040
                                                            =============== =============== =============== ===============

*As restated, see Note 12.

                                See notes to condensed consolidated financial statements.

              ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                             (Dollars in thousands)

                                                                                        Six Months Ended June 30,
                                                                                    -----------------------------------
                                                                                          1999*               2000*
                                                                                    ----------------    ---------------

Cash flows from operating activities:
  Net loss                                                                          $      (84,667)     $    (172,498)
    Adjustments to reconcile net loss to net cash
      provided by (used for) operating activities:
        Depreciation and amortization                                                      120,646            410,900
        Noncash interest expense                                                            16,376             69,379
        Noncash dividends                                                                   15,479             17,545
        Equity in loss of Olympus and other joint ventures                                  37,935              7,114
        Equity in loss of Adelphia Business Solutions joint ventures                         7,094                451
        Gain on cable systems swap and other                                                (2,354)           (37,552)
        Minority interest in losses of subsidiaries                                        (26,060)           (52,956)
        Extraordinary loss on early retirement of debt                                      10,027                 --
        Decrease in deferred income taxes                                                   (4,311)           (50,648)
        Changes in operating assets and liabilities, net of effect of acquisitions:
           Subscriber receivables                                                          (20,997)           (37,836)
           Prepaid expenses and other assets                                               (47,538)           (95,429)
           Accounts payable                                                                 (7,362)           (99,082)
           Subscriber advance payments and deposits                                          1,059             10,889
           Accrued interest and other liabilities                                           13,094             (9,120)
                                                                                    ----------------    ---------------
Net cash provided by (used for) operating activities                                        28,421            (38,843)
                                                                                    ----------------    ---------------

Cash flows from investing activities:
  Acquisitions                                                                            (182,265)           (20,172)
  Expenditures for property, plant and equipment                                          (226,786)          (745,468)
  Adelphia Business Solutions' investments in joint ventures and other                     (24,672)            (7,125)
  Investments in other joint ventures                                                       (7,755)           (20,408)
  Sale of U.S. government securities - pledged                                              15,322             15,312
  Investments in restricted cash                                                                --            (75,785)
  Amounts invested in and advanced to related parties                                     (590,134)           (89,146)
  Other                                                                                    (22,100)             2,158
                                                                                    ----------------    ---------------
Net cash used for investing activities                                                  (1,038,390)          (940,634)
                                                                                    ----------------    ---------------

Cash flows from financing activities:
  Proceeds from debt                                                                     1,050,000          2,089,695
  Repayments of debt                                                                      (861,582)        (1,498,105)
  Costs associated with financings                                                         (19,537)           (15,206)
  Premium paid on early retirement of debt                                                  (7,413)                --
  Net proceeds from issuance of convertible preferred stock                                557,649                 --
  Net proceeds from issuance of Class A common stock                                       857,122                 --
  Net proceeds from issuance of Class B common stock                                            --            374,739
  Payments to acquire treasury stock                                                      (149,213)                --
  Preferred stock dividends paid                                                           (13,000)           (19,281)
                                                                                    ----------------    ---------------
Net cash provided by financing activities                                                1,414,026            931,842
                                                                                    ----------------    ---------------

Increase (decrease) in cash and cash equivalents                                           404,057            (47,635)

Cash and cash equivalents, beginning of period                                             398,644            186,874
                                                                                    ----------------    ---------------

Cash and cash equivalents, end of period                                            $      802,701      $     139,239
                                                                                    ================    ===============

*As restated, see Note 12.

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

         On May 3, 2000, Adelphia Business Solutions entered into a contract to build an advanced information technology infrastructure and to provide communications services to the Commonwealth of Pennsylvania state government. As part of the contract, Adelphia Business Solutions was required to place $75,785 into a restricted account to be used for the completion of the technology infrastructure.

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

                                                                     Three Months        Six Months
                                                                         Ended             Ended
                                                                       June 30,           June 30,
                                                                         1999               1999
                                                                   -------------------------------------
           Revenues                                                 $     614,710     $    1,200,858
           Loss before extraordinary loss                                (110,413)          (180,855)
           Net loss                                                      (118,297)          (203,828)
           Basic and diluted net loss per weighted average
             share of common stock                                          (1.03)             (1.83)


         The above financial information excludes the gain on the sale of discontinued operations of Centennial Cellular and the Australian operations of Arahova Communications, Inc., of approximately $314,000 recognized by the acquired business, during the six months ended June 30, 1999.

2.       Debt:
         Debt is summarized as follows:

         Subsidiary Debt:

                                                                                       December 31,      June 30,
                                                                                           1999            2000
                                                                                     ---------------  --------------
           Notes to banks and institutions                                            $  3,088,477     $ 3,690,589
           13% Senior Discount Notes of Adelphia Business
             Solutions due 2003                                                            253,860         272,212
           12 1/4% Senior Secured Notes of Adelphia Business
             Solutions due 2004                                                            250,000         250,000
           12% Senior Subordinated Notes of Adelphia Business
             Solutions due 2007                                                            300,000         300,000
           10 5/8% Senior Notes of Olympus due 2006                                        203,537         203,278
           11% Senior Subordinated Notes of FrontierVision Due 2006                        212,541         211,624
           11 7/8% Senior Discount Notes Series A of
             FrontierVision due 2007                                                       205,979         216,839
           11 7/8% Senior Discount Notes Series B of
             FrontierVision due 2007                                                        78,522          81,522
           9 1/2% Senior Notes of Arahova due 2000                                         148,773         150,000
           9 3/4% Senior Notes of Arahova due 2002                                         201,172         201,431
           Zero Coupon Senior Discount Notes of Arahova due 2003                           318,234         335,879
           9 1/2% Senior Notes of Arahova due 2005                                         250,852         251,070
           8 7/8% Senior Notes of Arahova due 2007                                         242,542         243,283
           8 3/4% Senior Notes of Arahova due 2007                                         216,105         216,864
           8 3/8% Senior Notes of Arahova due 2007                                          94,106          94,558
           8 3/8% Senior Notes of Arahova due 2017                                          94,048          94,252
           Senior Discount Notes of Arahova due 2008                                       267,105         282,633
           Other subsidiary debt                                                            87,960         104,169
                                                                                    --------------------------------

                Total subsidiary debt                                                 $  6,513,813     $ 7,200,203
                                                                                    ================================


         The following information updates to June 30, 2000, unless otherwise noted, certain disclosures included in Note 3 to Adelphia's consolidated financial statements contained in the Annual Report on Form 10-K/A-2 for the year ended December 31, 1999.

    Weighted average interest rate payable by subsidiaries
       under credit agreements with banks and institutions           8.37%
    Percentage of total indebtedness that bears interest at
       fixed rates for at least one year                             71.4%


         Parent Debt:


                                                                               December 31,           June 30,
                                                                                   1999                 2000
                                                                             -----------------    ----------------

            10 1/4% Senior Notes due 2000                                    $         99,872     $        99,987
             9 1/4% Senior Notes due 2002                                             325,000             325,000
             8 1/8% Senior Notes due 2003                                             149,419             149,489
            10 1/2% Senior Notes due 2004                                             150,000             150,000
             7 1/2% Senior Notes due 2004                                             100,000             100,000
             9 7/8% Senior Notes due 2007                                             347,791             347,899
             8 3/8% Senior Notes due 2008                                             299,259             299,291
             7 3/4% Senior Notes due 2009                                             300,000             300,000
             7 7/8% Senior Notes due 2009                                             350,000             350,000
             9 3/8% Senior Notes due 2009                                             496,020             496,252
             9 7/8% Senior Debentures due 2005                                        128,711             128,807
             9 1/2% Pay-In-Kind Notes due 2004                                         31,847              31,847
                                                                             -----------------    ----------------
                     Total parent debt                                       $      2,777,919     $     2,778,572
                                                                             =================    ================

3.  Investments:

      Adelphia's nonconsolidated investments are as follows:

                                                                                 December 31,       June 30,
                                                                                    1999              2000
                                                                             ----------------- ------------------
      Investments accounted for using the equity method:
      Gross investment:
        Adelphia Business Solutions' joint ventures                           $       61,400    $        66,025
        Mobile communications                                                         19,865             21,302
        Media venture                                                                  8,408             16,508
        Other                                                                          3,649              4,803
                                                                             ----------------- ------------------
           Total                                                                      93,322            108,638
                                                                             ----------------- ------------------

      Investments accounted for using the cost method:
      Niagara Frontier Hockey, L.P.                                                   47,533             47,533
      Benbow PCS Ventures, Inc.                                                       17,192                 --
      Convertible preferred stock                                                     87,433             87,433
      Interactive ventures                                                                --             13,000
      Other                                                                           12,972             14,626
                                                                             ----------------- ------------------
           Total                                                                     165,130            162,592
                                                                             ----------------- ------------------

      Investments accounted for as available-for-sale securities:
      Common stock warrants                                                           49,890             67,819
      Common stock                                                                        --             17,138
                                                                             ----------------- ------------------

      Total investments before cumulative equity in net losses                       308,342            356,187
      Cumulative equity in net losses                                                (27,468)           (34,424)
                                                                             ----------------- ------------------
      Total investments                                                       $      280,874    $       321,763
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

6.  Supplemental Financial Information:

         Cash payments for interest were $130,298 and $337,197 for the six months ended June 30, 1999 and 2000, respectively. Accumulated depreciation of property, plant and equipment amounted to $1,137,284 and $1,361,236 at December 31, 1999 and June 30, 2000, respectively. Accumulated amortization of intangible assets amounted to $617,235 and $718,101 at December 31, 1999 and June 30, 2000, respectively. Interest expense - net includes interest income of $35,449 and $5,845 for the three months ended June 30, 1999 and 2000 and $48,117 and $10,792 for the six months ended June 30, 1999 and 2000, respectively. Interest income includes interest income from affiliates on long-term loans and for reimbursement of interest expense on revolving credit agreements related to short-term borrowings by such affiliates.


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


11.  Business Segment Information:

         Refer to Part I, Item 2, Business Segment Information, of this Quarterly Report on Form 10-Q/A for information regarding business segments as of December 31, 1999 and June 30, 2000 and for the three and six months ended June 30, 1999 and 2000.

12.      Restatement:

         Subsequent to the issuance of the Company's condensed consolidated financial statements as of and for the three and six months ended June 30, 2000, management determined that the cable systems swap consummated on April 1, 1998 between Time Warner Entertainment and the Company, originally accounted for as an exchange of similar productive assets in accordance with Accounting Principles Board Opinion No. 29 "Accounting for Non-Monetary Transactions," should have been recorded as a business combination in accordance with Accounting Principles Board Opinion No. 16 "Business Combinations." As a result, the condensed consolidated financial statements as of December 31, 1999 and June 30, 2000 and for the three and six months ended June 30, 1999 and 2000 have been restated from amounts previously reported to recognize a gain of $21,455 and to adjust property, plant and equipment and intangible assets in the net amount of $21,455 as of April 1, 1998.

         A summary of the significant effects of the restatement is as follows:

                                                  December 31, 1999                 June 30, 2000
                                            ------------------------------  -------------------------------
                                            As Previously                   As Previously
                                              Reported       As Restated      Reported       As Restated
                                            --------------  --------------  --------------- ---------------

Property, plant and equipment - net         $   3,972,329   $   3,961,704   $    4,532,032  $    4,521,728
Intangible assets - net                        12,095,873      12,127,613       12,009,384      12,040,709
Accumulated deficit                            (1,997,553)     (1,976,438)      (2,170,268)     (2,149,247)

                                                  Three Months Ended              Three Months Ended
                                                    June 30, 1999                   June 30, 2000
                                            ------------------------------- -------------------------------
                                             As Previously                   As Previously
                                               Reported      As Restated       Reported      As Restated
                                            --------------- --------------- --------------- ---------------

Depreciation and amortization               $      63,736   $      63,783   $     210,327   $     210,374
Loss before extraordinary loss                    (39,346)        (39,393)        (70,909)        (70,956)
Net loss                                          (40,784)        (40,831)        (70,909)        (70,956)
Net loss applicable to common stockholders        (47,284)        (47,331)        (85,315)        (85,362)
Basic and diluted net loss per weighted
 average share of common stock                      (0.81)          (0.81)          (0.66)          (0.66)

                                                   Six Months Ended                Six Months Ended
                                                    June 30, 1999                   June 30, 2000
                                            ------------------------------- -------------------------------
                                             As Previously                   As Previously
                                               Reported      As Restated       Reported     As Restated
                                            --------------- --------------- --------------- ---------------

Depreciation and amortization               $     120,551   $     120,646   $     410,806   $     410,900
Loss before extraordinary loss                    (74,545)        (74,640)       (172,404)       (172,498)
Net loss                                          (84,572)        (84,667)       (172,404)       (172,498)
Net loss applicable to common stockholders        (97,572)        (97,667)       (201,216)       (201,310)
Basic and diluted net loss per weighted
   average share of common stock                    (1.79)          (1.79)          (1.57)          (1.57)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         (Dollars in thousands)


         As discussed in Note 12 to the condensed consolidated financial statements, subsequent to the issuance of the Company's financial statements as of and for the three and six months ended June 30, 2000, management determined that the cable systems swap consummated on April 1, 1998 between Time Warner Entertainment and the Company, originally accounted for as an exchange of similar productive assets in accordance with Accounting Principles Board Opinion No. 29 "Accounting for Non-Monetary Transactions," should have been recorded as a business combination in accordance with Accounting Principles Board Opinion No. 16 "Business Combinations". The accompanying MD&A has been revised to reflect the effects of the restatement of the condensed consolidated financial statements as of December 31, 1999 and June 30, 2000 and for the three and six months ended June 30, 1999 and 2000.


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

Business Segment Information

         Summarized unaudited financial information of Adelphia Consolidated, Adelphia Business Solutions and Adelphia, excluding Adelphia Business Solutions is as follows:


Balance Sheet Data:                                                    December 31,        June 30,
                                                                           1999*             2000*
                                                                     ----------------  ----------------


Adelphia Consolidated
  Total assets                                                        $   17,288,615    $   17,994,464
  Total debt                                                               9,291,732         9,978,775
  Cash and cash equivalents                                                  186,874           139,239
   Restricted cash                                                                --            75,785
  Investments (a)                                                            308,342           356,187
  Redeemable preferred stock                                                 409,211           426,842
  Convertible preferred stock  (liquidation preference)                      675,000           675,000

Adelphia Business Solutions
  Total assets (b)                                                    $    1,171,074    $    1,548,888
  Total debt                                                                 845,178           967,100
  Cash and cash equivalents                                                    2,133               720
  Restricted cash                                                                 --            75,785
  Investments (a)                                                             61,400            68,525
  Redeemable preferred stock                                                 260,848           278,393

Adelphia, excluding Adelphia Business Solutions
  Total assets                                                        $   16,117,541    $   16,445,576
  Total debt                                                               8,446,554         9,011,675
  Cash and cash equivalents                                                  184,741           138,519
  Investments (a)                                                            246,942           287,662
  Redeemable preferred stock                                                 148,363           148,449
  Convertible preferred stock  (liquidation preference)                      675,000           675,000

*As restated, see Note 12 of the Condensed Consolidated Financial Statements presented at Item 1.


Other Data:                                                   Three Months Ended           Six Months Ended
                                                                   June 30,                    June 30,
                                                          -------------------------- ---------------------------
                                                               1999*        2000*         1999*         2000*
                                                          -------------------------- ---------------------------

Adelphia Consolidated
  Revenues                                                 $  218,780   $  704,125    $  420,390   $ 1,376,844
  Priority investment income from Olympus                      12,000           --        24,000            --
  Operating expenses (c)                                      134,251      431,374       250,657       841,758
  Depreciation and amortization expense                        63,783      210,374       120,646       410,900
  Operating income                                             20,752       61,682        49,087       122,273
  Interest expense - net                                      (52,215)    (206,978)     (119,679)     (405,370)
  Preferred stock dividends                                   (14,360)     (23,315)      (28,479)      (46,357)
  Capital expenditures                                        145,234      361,086       226,786       745,468
  Cash paid for acquisitions                                   70,893       10,135       182,265        20,172
  Cash used for investments                                    11,019       10,723        32,427        27,533

Adelphia Business Solutions
  Revenues                                                 $   34,215   $   80,214    $   55,653   $   149,515
  Operating expenses (c)                                       44,308      105,009        73,821       197,587
  Depreciation and amortization expense                        13,586       26,689        27,121        46,127
  Operating loss                                              (23,679)     (51,484)      (45,289)      (94,199)
  Interest expense - net (d)                                   (4,246)     (12,985)      (14,953)      (20,488)
  Preferred stock dividends                                    (7,860)      (8,909)      (15,479)      (17,545)
  Capital expenditures                                         92,147      123,191       131,831       290,900
  Cash paid for acquisitions                                   36,518           --       126,268            --
  Cash used for investments                                     6,100        5,750        24,672         7,125

Adelphia, excluding Adelphia Business Solutions
  Revenues                                                 $  184,571   $  623,911    $  364,737   $ 1,227,329
  Priority investment income from Olympus                      12,000           --        24,000            --
  Operating expenses (c)                                       89,943      326,365       176,836       644,171
  Depreciation and amortization expense                        50,197      183,685        93,525       364,773
  Operating income                                             44,431      113,166        94,376       216,472
  Interest expense - net (e)                                  (47,969)    (193,993)     (104,726)     (384,882)
  Preferred stock dividends                                    (6,500)     (14,406)      (13,000)      (28,812)
  Capital expenditures                                         53,087      237,895        94,955       454,568
  Cash paid for acquisitions                                   34,375       10,135        55,997        20,172
  Cash used for investments                                     4,919        4,973         7,755        20,408

*As restated, see Note 12 of the Condensed Consolidated Financial Statements presented at Item 1.


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


                                                                            June 30,                   Percent
                                                                 --------------------------------     Increase/
                                                                     1999              2000           Decrease
                                                                 --------------   ---------------  ----------------
       Homes Passed by Cable
       Company Owned Systems                                        3,224,314         7,827,395         142.8%
       Managed Systems                                                178,615           181,039           1.4%
                                                                 --------------   ---------------
       Total Systems                                                3,402,929         8,008,434         135.3%
                                                                 ==============   ===============

       Basic Subscribers
       Company Owned Systems                                        2,269,329         5,018,068         121.1%
       Managed Systems                                                134,264           134,121
                                                                                                         (0.1%)
                                                                 --------------   ---------------
       Total Systems                                                2,403,593         5,152,189         114.4%
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


                                                                 Three Months Ended      Six Months Ended
                                                                      June 30,               June 30,
                                                                ---------------------  ----------------------
                                                                   1999        2000       1999        2000
                                                                ---------   ---------  ----------  ----------
             Revenues                                            100.0%      100.0%      100.0%      100.0%

             Operating expenses:
               Direct operating and programming                   33.2%       37.0%       33.3%       36.4%
               Selling, general and administrative                28.2%       24.3%       26.3%       24.7%
               Depreciation and amortization                      29.1%       29.9%       28.7%       29.8%
               Merger and integration costs                         --         0.1%         --         0.1%
                                                                ---------   ---------  ----------  ----------

             Operating income                                      9.5%        8.7%       11.7%        9.0%
                                                                =========   =========  ==========  ==========

Cable and Other Segment

         Revenues. The primary revenue sources reflected as a percentage of total revenues were as follows:

                                                         Three Months Ended
                                                               June 30,
                                                      -------------------------
                                                          1999         2000
                                                      -----------   -----------
             Cable service and equipment                   80%          76%
             Premium programming                           10%          10%
             Advertising sales and other services          10%          14%


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


Depreciation and Amortization.

         Depreciation and amortization increased 265.9% and 290.0% to $183,685 and $364,773 for the three and six months ended June 30, 2000, respectively, from $50,197 and $93,525 for the same periods of 1999. Acquisitions accounted for substantially all of the increase for the quarter ended June 30, 2000.


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


Gain on Cable Systems Swap.

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

                                                                   Three Months        Six Months
                                                                      Ended              Ended
                                                                     June 30,           June 30,
                                                                       2000               2000
                                                                --------------------------------------

               The change is attributable to the following:

               Growth in original markets                        $      27,198      $     52,366
               Acquisition of local partner interests                    4,225            17,280
               New markets                                              14,471            24,589
               Management fees                                             105              (373)

     The primary sources of revenues, reflected as a percentage of total revenues were as follows:

                                                         Three Months               Six Months
                                                             Ended                    Ended
                                                           June 30,                  June 30,
                                                    ------------------------ -------------------------
                                                       1999        2000         1999         2000
                                                    ------------------------ -------------------------

               Local service                           68.0%       70.9%        66.5%        72.2%
               Dedicated access                        27.7%        9.9%        26.0%        11.2%
               Management fees                          3.0%        1.4%         4.7%         1.5%
               Enhanced services                        1.0%        9.7%         0.6%         7.6%
               Long distance and other                  0.3%        8.1%         2.2%         7.5%


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

                                                                       Three Months       Six Months
                                                                          Ended             Ended
                                                                         June 30,          June 30,
                                                                           2000              2000
                                                                     ----------------- -----------------

               The increase is attributable to the following:

               Growth in original markets                             $       12,635    $       16,308
               Acquisition of local partner interests                          1,820             7,891
               New markets                                                     9,570            21,171
               Sales and marketing activities                                    480             4,242
               Corporate overhead charges                                      5,780            10,730
               Bell Atlantic settlement charges                                   --             6,981
               Non-cash stock compensation                                       426             1,225

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

                                                 Expected Maturity
                              --------------------------------------------------------                           Fair
                                 2000        2001       2002       2003       2004     Thereafter     Total      Value
                              -------------------------------------------------------- ------------ ----------------------
Debt and Redeemable

   Preferred Stock:

Fixed Rate                    $   282,375 $   23,000 $  545,000 $  897,840 $  531,847  $ 4,917,051  $7,197,113 $6,686,234
   Average Interest Rate            9.87%      9.87%      9.88%      9.88%      9.87%        9.79%           -          -

Variable Rate                      33,954    181,642    343,192    428,976    321,421    2,406,554   3,715,739  3,715,739
   Average Interest Rate            8.39%      8.37%      8.38%      8.35%      8.37%        8.25%           -          -

Interest Rate Swaps,
 Caps and Collars:

Variable to Fixed             $    15,000 $        - $        - $        - $        -  $    75,000  $   90,000 $    5,409
Average Pay Rate                    6.12%          -          -          -          -        6.12%           -          -
Average Receive Rate                6.78%          -          -          -          -        7.29%           -          -

Fixed to Variable                       -          -     35,000     45,000          -            -      80,000     (2,299)
Average Pay Rate                        -          -      6.74%      6.74%          -            -           -          -
Average Receive Rate                    -          -      7.20%      7.21%          -            -           -          -

Interest Rate Caps                      -          -    400,000          -          -            -     400,000      2,407
Average Cap Rate                        -          -      7.25%          -          -            -           -          -

Interest Rate Collars                   -    100,000    100,000          -          -            -     200,000        (35)
Maximum Cap Rates                       -      6.64%      6.64%          -          -            -           -          -
Average Cap and Floor Rate              -      5.95%      6.30%          -          -            -           -          -
Minimum Floor Rate                      -      4.65%      4.95%          -          -            -           -          -

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


Item 2.  Changes in Securities and Use of Proceeds

         On June 2, 2000, Adelphia issued 167,500 shares of its Class A common stock to the stockholders of Searle Communications, Inc. ("Searle") in connection with the acquisition by Adelphia of Searle and its cable television systems. The Class A common stock was issued pursuant to the exemption from registration for a private placement under Section 4(2) of the Securities Act of 1933, as amended.


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

                                        ADELPHIA COMMUNICATIONS CORPORATION
                                        (Registrant)




Date:  December 18, 2000                By:   /s/ Timothy J. Rigas
                                               Timothy J. Rigas
                                        Executive Vice President(authorized
                                        officer), Chief Financial Officer, Chief
                                        Accounting Officer and Treasurer