Form 10-Q/A
period 2000-09-30
ADELPHIA COMMUNICATIONS CORP
filed 2000-12-19
CIK 796486

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (As restated, see Note 12 of the Condensed Consolidated
                               Financial Statements)

       Condensed Consolidated Balance Sheets - December 31, 1999 and
        September 30, 2000.............................................................................           4

       Condensed Consolidated Statements of Operations and Comprehensive Loss -
        Three and Nine Months Ended September 30, 1999 and 2000........................................           5

       Condensed Consolidated Statements of Cash Flows - Nine Months Ended
        September 30, 1999 and 2000....................................................................           6

       Notes to Condensed Consolidated Financial Statements............................................           7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
              of Operations............................................................................          15

Item 3.  Quantitative and Qualitative Disclosures about Market Risk....................................          29

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.............................................................................          30

Item 2.  Changes in Securities and Use of Proceeds.....................................................          31

Item 4.  Submission of Matters to a Vote of Security Holders...........................................          32

Item 6.  Exhibits and Reports on Form 8-K..............................................................          32

SIGNATURES.............................................................................................          34


SAFE HARBOR STATEMENT

    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Statements included in this Form 10-Q/A, including Management's Discussion and Analysis of Financial Condition and Results of Operations, which are not historical facts are forward-looking statements, such as information relating to the effect of future regulation, future capital commitments and the effects of competition. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. These "forward looking statements" can be identified by the use of forward looking terminology such as "believes," "expects," "may," "will," "should," "intends," or "anticipates" or the negative thereof and the variations thereon or comparable terminology, or by discussions of strategy that involves risks or uncertainties. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions, acquisitions and divestitures, the availability and cost of capital, government and regulatory policies, the pricing and availability of equipment, materials, inventories and programming, product acceptance, the Company's ability to construct, expand and upgrade its networks, reliance on vendors, technological developments, and changes in the competitive environment in which the Company operates. Readers are cautioned that such forward-looking statements are only predictions, that no assurance can be given that any particular future results will be achieved, and that actual events or results may differ materially. For further information regarding these risks and uncertainties and their potential impact on the Company, see the prospectus and most recent prospectus supplement filed under Registration Statement No. 333-78027, under the caption "Risk Factors." In evaluating such statements, readers should specifically consider the various factors which could cause actual events or results to differ materially from those indicated by such forward-looking statements.

Purpose of this Amendment on Form 10-Q/A


    This Amendment on Form 10-Q/A is being filed to give effect to the restatement of the Company's financial statements included in Part I, Item 1, as discussed in Note 12 thereto.

    This Form 10-Q/A includes such restated financial statements and related notes thereto for the three and nine months ended September 30, 2000, and other information related to such restated financial statements. Except for Items 1 and 2 of Part I and Item 2 and Exhibit 27.01 of Part II, no other information included in the original report on Form 10-Q, is amended by this Form 10-Q/A.

                                                  PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


              ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                  (Dollars in thousands, except share amounts)

                                                                                     December 31,        September 30,
                                                                                         1999*               2000*
                                                                                    ----------------    ---------------
ASSETS

Property, plant and equipment - net                                                 $    3,961,704      $   5,182,950
Intangible assets - net                                                                 12,127,613         12,580,057
Cash and cash equivalents                                                                  186,874            146,286
Restricted cash                                                                                 --             66,652
U.S. government securities - pledged                                                        29,899                 --
Investments                                                                                280,874            279,197
Subscriber receivables - net                                                               194,399            250,023
Prepaid expenses and other assets - net                                                    328,675            532,943
Related party receivables - net                                                            178,577             19,783
                                                                                    ----------------    ---------------
          Total                                                                     $   17,288,615      $  19,057,891
                                                                                    ================    ===============

LIABILITIES, PREFERRED STOCK, COMMON STOCK AND
OTHER  STOCKHOLDERS' EQUITY

Subsidiary debt                                                                     $    6,513,813      $   7,582,178
Parent debt                                                                              2,777,919          3,423,233
Accounts payable                                                                           442,561            408,462
Subscriber advance payments and deposits                                                    57,651             54,556
Accrued interest and other liabilities                                                     495,564            602,724
Deferred income taxes                                                                    2,113,097          2,012,273
                                                                                    ----------------    ---------------
          Total liabilities                                                             12,400,605         14,083,426
                                                                                    ----------------    ---------------

Minority interests                                                                         736,497            666,301
                                                                                    ----------------    ---------------

Adelphia Business Solutions redeemable exchangeable preferred stock                        260,848            287,584
                                                                                    ----------------    ---------------

13% Series B cumulative redeemable exchangeable preferred stock                            148,363            148,492
                                                                                    ----------------    ---------------

Commitments and contingencies (Note 9)

Convertible preferred stock, common stock and other stockholders' equity:
8 1/8% Series C convertible preferred stock ($100,000 liquidation preference)                    1                 --
5 1/2% Series D convertible preferred stock ($575,000 liquidation preference)                   29                 29
Class A common stock, $.01 par value, 1,200,000,000 shares authorized,
  113,051,118 and 122,875,159 shares issued, respectively                                    1,131              1,228
Class B common stock, $.01 par value, 300,000,000 shares authorized,
  10,834,476 and 19,235,998 shares issued and outstanding, respectively                        108                192
Additional paid-in capital                                                               5,863,633          6,343,607
Accumulated deficit                                                                     (1,976,438)        (2,279,624)
Accumulated other comprehensive income (loss)                                                3,239            (43,943)
Treasury stock, at cost, 1,091,524 shares of Class A common stock and
  20,000 shares of 8 1/8% Series C convertible preferred stock, respectively              (149,401)          (149,401)
                                                                                    ----------------    ---------------
   Convertible preferred stock, common stock and
     other stockholders'  equity                                                         3,742,302          3,872,088
                                                                                    ----------------    ---------------
          Total                                                                     $   17,288,615      $  19,057,891
                                                                                    ================    ===============

*As restated, see Note 12.

                      See the accompanying notes to condensed consolidated financial statements.

              ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       AND COMPREHENSIVE LOSS (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                                  Three Months Ended              Nine Months Ended
                                                                    September 30,                   September 30,
                                                            ------------------------------- -------------------------------
                                                                 1999*           2000*           1999*           2000*
                                                            --------------- --------------- --------------- ---------------

Revenues                                                     $    232,305    $    727,858    $    652,695    $  2,104,702

Operating expenses:
  Direct operating and programming                                 79,623         269,605         219,553         770,972
  Selling, general and administrative                              75,303         177,907         186,030         518,298
  Depreciation and amortization                                    65,686         214,053         186,332         624,953
  Merger and integration costs                                         --              --              --           1,913
                                                            --------------- --------------- --------------- ---------------

          Total                                                   220,612         661,565         591,915       1,916,136
                                                            --------------- --------------- --------------- ---------------


Operating income                                                   11,693          66,293          60,780         188,566
                                                            --------------- --------------- --------------- ---------------

Other income (expense):
  Interest expense - net                                          (51,961)       (228,720)       (171,640)       (634,090)
  Equity in loss of Olympus and other joint ventures              (22,305)         (4,096)        (60,240)        (11,210)
  Equity in loss of Adelphia Business Solutions
     joint ventures                                                  (246)            381          (7,340)            (70)
  Minority interest in net losses of subsidiaries                  12,755          26,065          38,815          79,021
  Adelphia Business Solutions preferred stock dividends            (8,108)         (9,192)        (23,587)        (26,737)
  Priority investment income from Olympus                          12,000              --          36,000              --
  Gain on cable systems swap                                           --              --              --          37,552
  Other                                                                --             (96)          2,354            (283)
                                                            --------------- --------------- --------------- ---------------

          Total                                                   (57,865)       (215,658)       (185,638)       (555,817)
                                                            --------------- --------------- --------------- ---------------

Loss before income taxes and extraordinary loss                   (46,172)       (149,365)       (124,858)       (367,251)
Income tax benefit                                                  3,580          18,415           7,626          63,803
                                                            --------------- --------------- --------------- ---------------

Loss before extraordinary loss                                    (42,592)       (130,950)       (117,232)       (303,448)
Extraordinary loss on early retirement of debt                         --              --         (10,027)             --
                                                            --------------- --------------- --------------- ---------------

Net loss                                                          (42,592)       (130,950)       (127,259)       (303,448)
Dividend requirements applicable to preferred stock               (14,332)        (14,406)        (27,332)        (43,218)
                                                            --------------- --------------- --------------- ---------------

Net loss applicable to common stockholders                        (56,924)       (145,356)       (154,591)       (346,666)

Other comprehensive loss - unrealized loss on
    available-for-sale securities (net of income tax
    benefit of $10,163 and $26,242)                                    --         (19,607)             --         (47,182)
                                                            --------------- --------------- --------------- ---------------

Comprehensive loss                                           $    (56,924)   $   (164,963)   $   (154,591)   $   (393,848)
                                                            =============== =============== =============== ===============

Basic and diluted net loss per weighted average share of
  common stock before extraordinary loss                     $      (0.95)   $      (1.06)   $      (2.56)   $      (2.64)
Basic and diluted extraordinary loss on early retirement of
  debt per weighted average share of common stock                      --              --           (0.18)             --
                                                            --------------- --------------- --------------- ---------------
Basic and diluted net loss per weighted average share
  of common stock                                            $      (0.95)   $      (1.06)   $      (2.74)   $      (2.64)
                                                            =============== =============== =============== ===============

Weighted average shares of common  stock
  outstanding (in thousands)                                       60,163         137,510          56,329         131,220
                                                            =============== =============== =============== ===============

*As restated, see Note 12.

                        See the accompanying notes to condensed consolidated financial statements.


              ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                             (Dollars in thousands)

                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                    -----------------------------------
                                                                                          1999*               2000*
                                                                                    ----------------    ---------------

Cash flows from operating activities:
  Net loss                                                                          $     (127,259)     $    (303,448)
    Adjustments to reconcile net loss to net cash
      provided by operating activities:
        Depreciation and amortization                                                      186,332            624,953
        Noncash interest expense                                                            24,898            102,031
        Noncash dividends                                                                   23,587             26,737
        Equity in loss of Olympus and other joint ventures                                  60,240             11,210
        Equity in loss of Adelphia Business Solutions joint ventures                         7,340                 70
        Gain on cable systems swap and other                                                (2,354)           (37,552)
        Minority interest in losses of subsidiaries                                        (38,815)           (79,021)
        Extraordinary loss on early retirement of debt                                      10,027                 --
        Decrease in deferred income taxes                                                   (6,895)           (74,275)
        Changes in operating assets and liabilities, net of effect of acquisitions:
           Subscriber receivables                                                          (38,365)           (53,435)
           Prepaid expenses and other assets                                               (74,758)          (172,724)
           Accounts payable                                                                 (2,814)           (38,744)
           Subscriber advance payments and deposits                                            756             (2,295)
           Accrued interest and other liabilities                                            5,279             11,321
                                                                                    ----------------    ---------------
Net cash provided by operating activities                                                   27,199             14,828
                                                                                    ----------------    ---------------

Cash flows from investing activities:
  Acquisitions                                                                            (189,788)          (786,243)
  Expenditures for property, plant and equipment                                          (404,009)        (1,333,039)
  Adelphia Business Solutions' investments in joint ventures and other                     (27,421)           (10,375)
  Investments in other joint ventures                                                      (14,602)           (38,788)
  Sale of U.S. government securities - pledged                                              30,626             30,624
  Investments in restricted cash                                                                --            (66,652)
  Amounts (advanced to) received from related parties                                     (459,816)           108,701
  Other                                                                                    (22,100)             3,053
                                                                                    ----------------    ---------------
Net cash used for investing activities                                                  (1,087,110)        (2,092,719)
                                                                                    ----------------    ---------------

Cash flows from financing activities:
  Proceeds from debt                                                                     1,224,625          5,324,965
  Repayments of debt                                                                      (874,966)        (3,747,562)
  Costs associated with financings                                                         (20,416)           (30,344)
  Premium paid on early retirement of debt                                                  (7,413)                --
  Net proceeds from issuance of convertible preferred stock                                557,649                 --
  Net proceeds from issuance of Class A common stock                                       856,559                 --
  Net proceeds from issuance of Class B common stock                                            --            519,275
  Payments to acquire treasury stock                                                      (149,213)                --
  Preferred stock dividends paid                                                           (32,367)           (29,031)
                                                                                    ----------------    ---------------
Net cash provided by financing activities                                                1,554,458          2,037,303
                                                                                    ----------------    ---------------

Increase (decrease) in cash and cash equivalents                                           494,547            (40,588)

Cash and cash equivalents, beginning of period                                             398,644            186,874
                                                                                    ----------------    ---------------

Cash and cash equivalents, end of period                                            $      893,191      $     146,286
                                                                                    ================    ===============

*As restated, see Note 12.

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


    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Rule 10-01 of Regulation S-X. Such principles are applied on a basis consistent with those reflected in the December 31, 1999 Annual Report on Form 10-K/A-2 of the Company filed with the Securities and Exchange Commission. The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes contained in the December 31, 1999 Annual Report on Form 10-K/A-2. In the opinion of management, the unaudited condensed consolidated financial statements contained herein include all adjustments (consisting of only recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. These interim results of operations are not necessarily indicative of results for future periods.


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



                                                 Three Months       Nine Months
                                                     Ended             Ended
                                                 September 30,     September 30,
                                                     1999               1999
                                                 -------------------------------

    Revenues                                         $ 633,016      $ 1,833,874
    Loss before extraordinary loss                    (128,214)        (309,069)
    Net loss                                          (142,546)        (346,374)
    Basic and diluted net loss per weighted average
      share of common stock                              (1.22)           (3.06)


    The above financial information excludes the gain on the sale of discontinued operations of Centennial Cellular and the Australian operations of Arahova Communications, Inc., of approximately $314,000 recognized by the acquired business and merger costs associated with the acquisitions of approximately $184,000 during the nine months ended September 30, 1999.

3.  Debt

    Debt is summarized as follows:

    Subsidiary Debt:

                                                                                    December 31,      September 30,
                                                                                        1999              2000
                                                                                   ---------------  ----------------
            Notes to banks and institutions                                         $  3,088,477     $   4,181,253
            13% Senior Discount Notes of Adelphia Business
              Solutions due 2003                                                         253,860           281,764
            12 1/4% Senior Secured Notes of Adelphia Business
              Solutions due 2004                                                         250,000           250,000
            12% Senior Subordinated Notes of Adelphia Business
              Solutions due 2007                                                         300,000           300,000
            10 5/8% Senior Notes of Olympus due 2006                                     203,537           203,149
            11% Senior Subordinated Notes of FrontierVision Due 2006                     212,541           211,165
            11 7/8% Senior Discount Notes Series A of
              FrontierVision due 2007                                                    205,979           222,498
            11 7/8% Senior Discount Notes Series B of
             FrontierVision due 2007                                                      78,522            83,105
            9 1/2% Senior Notes of Arahova due 2000                                      148,773                --
            9 3/4% Senior Notes of Arahova due 2002                                      201,172           201,218
            Zero Coupon Senior Discount Notes of Arahova due 2003                        318,234           345,334
            9 1/2% Senior Notes of Arahova due 2005                                      250,852           251,010
            8 7/8% Senior Notes of Arahova due 2007                                      242,542           243,544
            8 3/4% Senior Notes of Arahova due 2007                                      216,105           217,152
            8 3/8% Senior Notes of Arahova due 2007                                       94,106            94,744
            8 3/8% Senior Notes of Arahova due 2017                                       94,048            94,336
            Senior Discount Notes of Arahova due 2008                                    267,105           288,405
            Other subsidiary debt                                                         87,960           113,501
                                                                                   ---------------------------------

                Total subsidiary debt                                               $  6,513,813     $   7,582,178
                                                                                   =================================


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


7.  Supplemental Financial Information

    Cash payments for interest were $231,403 and $575,937 for the nine months ended September 30, 1999 and 2000, respectively. Accumulated depreciation of property, plant and equipment amounted to $1,137,284 and $1,473,210 at December 31, 1999 and September 30, 2000, respectively. Accumulated amortization of intangible assets amounted to $617,235 and $811,834 at December 31, 1999 and September 30, 2000, respectively. Interest expense - net includes interest income of $30,725 and $4,379 for the three months ended September 30, 1999 and 2000 and $78,842 and $15,171 for the nine months ended September 30, 1999 and 2000, respectively. Interest income includes interest income from affiliates on long-term loans and for reimbursement of interest expense on revolving credit agreements related to short-term borrowings by such affiliates.


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


11.  Business Segment Information

    Refer to Part I, Item 2, Business Segment Information, of this Quarterly Report on Form 10-Q/A for information regarding business segments as of December 31, 1999 and September 30, 2000 and for the three and nine months ended September 30, 1999 and 2000.

12. Restatement:

     Subsequent to the issuance of the Company's condensed consolidated financial statements as of and for the three and nine months ended September 30, 2000, management determined that the cable systems swap consummated on April, 1 1998 between Time Warner Entertainment and the Company, originally accounted for as an exchange of similar productive assets in accordance with Accounting Principles Board Opinion No. 29 "Accounting for Non-Monetary Transactions," should have been recorded as a business combination in accordance with Accounting Principles Board Opinion No. 16 "Business Combinations." As a result, the condensed consolidated financial statements as of December 31, 1999 and September 30, 2000 and for the three and nine months ended September 30, 1999 and 2000 have been restated from amounts previously reported to recognize a gain of $21,455 and to adjust property, plant and equipment and intangible assets in the net amount of $21,455 as of April 1, 1998.


    A summary of the significant effects of the restatement is as follows:

                                                    December 31, 1999                September 30, 2000
                                             --------------------------------  -------------------------------
                                              As Previously                      As Previously
                                                Reported       As Restated        Reported      As Restated
                                             ---------------  ---------------  --------------- ---------------

Property, plant and equipment - net          $   3,972,329        3,961,704    $   5,193,094   $   5,182,950
Intangible assets - net                         12,095,873       12,127,613       12,548,939      12,580,257
Accumulated deficit                             (1,997,553)      (1,976,438)      (2,300,598)     (2,279,624)


                                                      Three Months Ended             Three Months Ended
                                                      September 30, 1999             September 30, 2000
                                                ------------------------------- ------------------------------
                                                 As Previously                   As Previously
                                                   Reported      As Restated       Reported     As Restated
                                                --------------- --------------- ------------------------------

Depreciation and amortization                   $      65,639   $      65,686   $     214,006   $    214,053
Loss before extraordinary loss                        (42,545)        (42,592)       (130,903)      (130,950)
Net loss                                              (42,545)        (42,592)       (130,903)      (130,950)
Net loss applicable to common stockholders            (56,877)        (56,924)       (145,309)      (145,356)
Basic and diluted net loss per weighted
 average share of common stock                          (0.95)          (0.95)          (1.06)         (1.06)


                                                      Nine Months Ended               Nine Months Ended
                                                      September 30, 1999             September 30, 2000
                                                ------------------------------- ------------------------------
                                                 As Previously                   As Previously
                                                   Reported      As Restated       Reported     As Restated
                                                --------------- --------------- ------------------------------

Depreciation and amortization                   $     186,190   $     186,332   $     624,812   $    624,953
Loss before extraordinary loss                       (117,090)       (117,232)       (303,307)      (303,448)
Net loss                                             (127,117)       (127,259)       (303,307)      (303,448)
Net loss applicable to common stockholders           (154,449)       (154,591)       (346,525)      (346,666)
Basic and diluted net loss per weighted
 average share of common stock                          (2.74)          (2.74)          (2.64)         (2.64)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         (Dollars in thousands)

See Safe Harbor Statement following the table of contents, which section is incorporated by reference herein.


         As discussed in Note 12 to the condensed consolidated financial statements, subsequent to the issuance of the Company's financial statements as of and for the three and nine months ended September 30, 2000, management determined that the cable systems swap consummated on April 1, 1998 between Time Warner Entertainment and the Company, originally accounted for as an exchange of similar productive assets in accordance with Accounting Principles Board Opinion No. 29 "Accounting for Non-Monetary Transactions," should have been recorded as a business combination in accordance with Accounting Principles Board Opinion No. 16 "Business Combinations". The accompanying MD&A has been revised to reflect the effects of the restatement of the condensed consolidated financial statements as of December 31, 1999 and September 30, 2000 and for the three and nine months ended September 30, 1999 and 2000.


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

Business Segment Information

    Summarized unaudited financial information of Adelphia Consolidated, Adelphia Business Solutions and Adelphia, excluding Adelphia Business Solutions is as follows:



Balance Sheet Data                                                     December 31,      September 30,
                                                                          1999*              2000*
                                                                     ----------------- ------------------

Adelphia Consolidated
  Total assets                                                        $   17,288,615    $    19,057,891
  Total debt                                                               9,291,732         11,005,411
  Cash and cash equivalents                                                  186,874            146,286
  Restricted cash                                                                 --             66,652
  Investments (a)                                                            308,342            315,534
  Redeemable preferred stock                                                 409,211            436,076
  Convertible preferred stock  (liquidation preference)                      675,000            575,000

Adelphia Business Solutions
  Total assets (b)                                                    $    1,171,074    $     1,726,368
  Total debt                                                                 845,178          1,236,365
  Cash and cash equivalents                                                    2,133              2,466
  Restricted cash                                                                 --             66,652
  Investments (a)                                                             61,400             66,800
  Redeemable preferred stock                                                 260,848            287,584

Adelphia, excluding Adelphia Business Solutions
  Total assets                                                        $   16,117,541    $    17,331,523
  Total debt                                                               8,446,554          9,769,046
  Cash and cash equivalents                                                  184,741            143,820
  Investments (a)                                                            246,942            248,734
  Redeemable preferred stock                                                 148,363            148,492
  Convertible preferred stock  (liquidation preference)                      675,000            575,000

*As restated, see Note 12 of the Condensed Consolidated Financial Statements presented at Item 1.



Other Data:                                                  Three Months Ended          Nine Months Ended
                                                                September 30,              September 30,
                                                          -------------------------- ---------------------------
                                                             1999*        2000*         1999*         2000*
                                                          -------------------------- ---------------------------
Adelphia Consolidated

  Revenues                                                 $  232,305   $  727,858    $  652,695   $ 2,104,702
  Priority investment income from Olympus                      12,000           --        36,000            --
  Operating expenses (c)                                      154,926      447,512       405,583     1,289,270
  Depreciation and amortization expense                        65,686      214,053       186,332       624,953
  Operating income                                             11,693       66,293        60,780       188,566
  Interest expense - net                                      (51,961)    (228,720)     (171,640)     (634,090)
  Preferred stock dividends                                   (22,440)     (23,598)      (50,919)      (69,955)
  Capital expenditures                                        177,223      587,571       404,009     1,333,039
  Cash paid for acquisitions                                    7,523      766,071       189,788       786,243
  Cash used for investments                                     9,596       21,630        42,023        49,163

Adelphia Business Solutions
  Revenues                                                 $   43,347   $   93,551    $   99,000   $   243,066
  Operating expenses (c)                                       55,834      118,098       129,655       315,685
  Depreciation and amortization expense                        18,168       27,103        45,289        73,230
  Operating loss                                              (30,655)     (51,650)      (75,944)     (145,849)
  Interest expense - net (d)                                  (14,842)     (15,501)      (29,795)      (35,989)
  Preferred stock dividends                                    (8,108)      (9,192)      (23,587)      (26,737)
  Capital expenditures                                        100,587      188,101       232,418       479,001
  Cash paid for acquisitions                                    2,850           --       129,118            --
  Cash used for investments                                     2,749        3,250        27,421        10,375

Adelphia, excluding Adelphia Business Solutions
  Revenues                                                 $  188,958   $  634,307    $  553,695   $ 1,861,636
  Priority investment income from Olympus                      12,000           --        36,000            --
  Operating expenses (c)                                       99,092      329,414       275,928       973,585
  Depreciation and amortization expense                        47,518      186,950       141,043       551,723
  Operating income                                             42,348      117,943       136,724       334,415
  Interest expense - net (e)                                  (37,119)    (213,219)     (141,845)     (598,101)
  Preferred stock dividends                                   (14,332)     (14,406)      (27,332)      (43,218)
  Capital expenditures                                         76,636      399,470       171,591       854,038
  Cash paid for acquisitions                                    4,673      766,071        60,670       786,243
  Cash used for investments                                     6,847       18,380        14,602        38,788

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

                                                                  Three Months Ended        Nine Months Ended
                                                                    September 30,             September 30,
                                                                -----------------------   ----------------------
                                                                   1999         2000         1999        2000
                                                                ----------   ----------   ----------  ----------
             Revenues                                            100.0%       100.0%      100.0%       100.0%

             Operating expenses:
               Direct operating and programming                   34.3%        37.0%       33.6%        36.6%
               Selling, general and administrative                32.4%        24.4%       28.5%        24.6%
               Depreciation and amortization                      28.3%        29.4%       28.5%        29.7%
               Merger and integration costs                         -            -           -            .1%
                                                                ----------   ----------   ----------  ----------
             Operating income                                      5.0%         9.2%        9.4%         9.0%
                                                                ==========   ==========   ==========  ==========

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


    Revenues increased approximately 235.7% and 236.2% for the three and nine months ended September 30, 2000, respectively, compared with the same periods of the prior year. The increases are attributable to the following:

                                                                         Three Months         Nine Months
                                                                              Ended              Ended
                                                                          September 30,       September 30,
                                                                               2000              2000
                                                                         ----------------- ------------------
             Acquisitions                                                       96%               94%
             Basic subscriber growth                                             1%                1%
             Cable rate increases                                                -                 6%
             Premium programming                                                (1%)              (6%)
             Advertising sales and other services                                4%                5%

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


Depreciation and Amortization

    Depreciation and amortization increased 293.4% and 291.2% to $186,950 and $551,723 for the three and nine months ended September 30, 2000, respectively, from $47,518 and $141,043 for the same periods of 1999. Acquisitions accounted for substantially all of the increase for the three and nine months ended September 30, 2000.


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


Gain on Cable Systems Swap

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

                                                                   Three Months       Nine Months
                                                                      Ended              Ended
                                                                  September 30,      September 30,
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

     The primary sources of revenues, reflected as a percentage of total revenues were as follows:

                                                             Three Months             Nine Months
                                                                Ended                    Ended
                                                            September 30,            September 30,
                                                       --------------------------------------------------
                                                          1999         2000         1999        2000
                                                       ------------ -------------------------------------

               Voice services                                69.6%        71.4%        68.0%       73.3%
               Data and dedicated access services            24.7%        18.4%        25.8%       18.7%
               Management fees                                2.8%         1.0%         3.9%        1.3%
               Other                                          2.9%         9.2%         2.3%        6.7%

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

                                                 Expected Maturity                                                Fair
                              --------------------------------------------------------
                                 2000        2001       2002       2003       2004     Thereafter     Total      Value
                              -------------------------------------------------------- ------------ ----------------------
Debt and Redeemable
   Preferred Stock:

Fixed Rate                    $    20,000 $   23,000 $  545,000 $  897,840 $  531,847  $ 5,676,242  $7,693,929 $6,527,518
   Average Interest Rate            9.97%      9.98%      9.99%     10.00%     10.00%        9.95%           -          -


Variable Rate                      80,438    272,775    344,125    484,483    511,290    2,535,418   4,228,529  4,228,529
   Average Interest Rate            8.20%      8.00%      8.08%      8.21%      8.26%        8.27%           -          -

Interest Rate Swaps,
 Caps and Collars:

Variable to Fixed             $    15,000 $        - $        - $        - $        -  $    75,000  $   90,000 $   3,766
Average Pay Rate                    5.96%          -          -          -          -        6.05%           -         -
Average Receive Rate                6.73%          -          -          -          -        6.77%           -         -

Fixed to Variable                       -          -     35,000     45,000          -            -      80,000    (1,686)
Average Pay Rate                        -          -      6.76%      6.77%          -            -           -         -
Average Receive Rate                    -          -      6.70%      5.90%          -            -           -         -

Interest Rate Caps                      -          -    400,000          -          -            -     400,000       738
Average Cap Rate                        -          -      7.25%          -          -            -           -         -

Interest Rate Collars                   -    100,000    100,000          -          -            -     200,000       176
Maximum Cap Rates                       -      6.64%      6.64%          -          -            -           -         -
Average Cap and Floor Rate              -      5.95%      6.30%          -          -            -           -         -
Minimum Floor Rate                      -      4.65%      4.95%          -          -            -           -         -

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


Item 2.  Changes in Securities and Use of Proceeds

    On July 3, 2000, Adelphia issued 2,500,000 shares of its Class B common stock to Highland 2000, L.P., a Rigas family partnership, for approximately $145 million pursuant to a previously announced direct placement agreement. The Class B common stock was issued pursuant to the exemption from registration for a private placement under Section 4(2) of the Securities Act of 1933, as amended.

    On August 2, 2000, Adelphia issued 9,433,962 shares of its Class A common stock to Highland Holdings, a Rigas family partnership, in consideration of the conversion by Highland Holdings of 80,000 shares of Series C Convertible Preferred Stock of Adelphia. The Class A common stock was issued pursuant to the exemption from registration for a private placement under Section 4(2) of the Securities Act of 1933, as amended.

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