Form 10-K
period 2000-12-31
ADELPHIA COMMUNICATIONS CORP
filed 2001-04-02
CIK 796486

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

 X Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the Year Ended December 31, 2000

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

Yes      X        No  ____

Aggregate market value of outstanding Class A Common Stock par value $0.01, held by non-affiliates of the registrant at March 29, 2001 was $5.1 billion based on the closing sale price as computed by the NASDAQ National Market system as of that date. For purposes of this calculation only, affiliates are deemed to be directors and executive officers of the registrant.

At March 29, 2001, 153,439,270 shares of Class A Common Stock, par value $0.01, and 19,235,998 shares of Class B Common Stock, par value $0.01, of the registrant were outstanding.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. X




                       ADELPHIA COMMUNICATIONS CORPORATION
                                TABLE OF CONTENTS

SAFE HARBOR STATEMENT


PART I
   ITEM 1.   BUSINESS                                                                                         3

   ITEM 2.   PROPERTIES                                                                                      24

   ITEM 3.   LEGAL PROCEEDINGS                                                                               24

   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                             25


PART II

   ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS                                                                           27

   ITEM 6.  SELECTED FINANCIAL DATA                                                                          28

   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS                                                                         31

   ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK                                        47

   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                                      48

   ITEM  9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
               FINANCIAL  DISCLOSURE                                                                         82


PART III

   ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                                               82

   ITEM 11. EXECUTIVE COMPENSATION                                                                           82

   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                                   82

   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                                   82


PART IV

   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K                                  82


SAFE HARBOR STATEMENT

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Annual Report on Form 10-K, including Management's Discussion and Analysis of Financial Condition and Results of Operations, is forward-looking, such as information relating to the effects of future regulation, future capital commitments and the effects of competition. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future from those expressed in any forward-looking statements made by, or on behalf of, Adelphia Communications Corporation and subsidiaries ("Adelphia" or the "Company"). These "forward looking statements" can be identified by the use of forward-looking terminology such as "believes", "expects," "may," "will," "should," "intends" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These risks and uncertainties include, but are not limited to, uncertainties relating to general business and economic conditions, acquisitions and divestitures, risks associated with the Company's growth and financings, the availability and cost of capital, government and regulatory policies, the pricing and availability of equipment, materials, inventories and programming, product acceptance, the Company's ability to execute on its various business plans and to construct, expand and upgrade its networks, risks associated with reliance on the performance and financial condition of vendors and customers, technological developments, and changes in the competitive environment in which the Company operates. Persons reading this Annual Report on Form 10-K are cautioned that forward-looking statements herein are only predictions, that no assurance can be given that the future results will be achieved, and that actual events or results may differ materially as a result of the risks and uncertainties facing the Company. For further information regarding those risks and uncertainties and their potential impact on the Company, see the prospectus and most recent prospectus supplement filed under Registration Statement No. 333-78027, under the caption "Risk Factors."

PART I
(Dollars in thousands, except subscriber rates and per share amounts)

ITEM 1.  BUSINESS

Introduction

        Adelphia is a leader in the telecommunications industry with cable television and local telephone operations. Adelphia's operations consist of providing telecommunications services primarily over networks, which are commonly referred to as broadband networks because they can transmit large quantities of voice, video and data by way of digital or analog signals. As of December 31, 2000, Adelphia owned or managed cable television systems ("Systems") with broadband networks that passed in front of 9,020,540 homes and served 5,741,368 basic subscribers. John J. Rigas, the Chairman, President, Chief Executive Officer and founder of Adelphia, has owned and operated cable television systems since 1952.

        Cable systems owned by the Company (the "Company Systems") are located in 32 states and Puerto Rico, and are organized into six core clusters: Los Angeles, PONY (Western Pennsylvania, Ohio and Western New York), New England, Florida, Virginia and Colorado Springs. The Company Systems are located primarily in suburban areas of large and medium-sized cities within the 50 largest television markets. As of December 31, 2000, the broadband networks for the Company Systems passed in front of 8,757,938 homes and served 5,547,690 basic subscribers.

        Adelphia also provides management and consulting services to other partnerships, corporations and limited liability companies engaged in the ownership and operation of cable television systems (the "Managed Entities"). John J. Rigas and members of his immediate family (collectively, the "Rigas family"), including entities they own or control, have controlling ownership interests in these entities. As of December 31, 2000, the broadband networks for cable systems owned by these Rigas family partnerships and corporations passed in front of 262,602 homes and served 193,678 basic subscribers.

        Adelphia Business Solutions, Inc. ("Adelphia Business Solutions" or "ABIZ") is a leading provider of facilities-based integrated communications services to customers that include businesses, governmental and educational end users and other communications service providers throughout the United States. This means that Adelphia Business Solutions provides its customers with alternatives to the incumbent local telephone company for local telephone and communications services. Adelphia Business Solutions' telephone operations are referred to as being facilities-based, which means it generally owns or has long term leases for the local communications networks and facilities it uses to deliver these services. As of December 31, 2000, Adelphia Business Solutions offered a full range of communications services in 75 markets and expects by the end of the year 2001 to be offering services in approximately 80 markets, including substantially all of the top 40 metropolitan statistical areas in the United States. At December 31, 2000, Adelphia owned 59.4% of the Adelphia Business Solutions' outstanding common stock and held 90.6% of the total voting power.

        Adelphia Business Solutions, Olympus Communications, L.P. ("Olympus"), Arahova Communications, Inc. ("Arahova") and FrontierVision Holdings, L.P. ("FrontierVision"), all consolidated subsidiaries of the Company, are also SEC registrants due to filing requirements for certain publicly held securities. Additional information regarding these entities can be obtained by reviewing their separate company filings with the Securities and Exchange Commission ("SEC").

        John J. Rigas, the Chairman, President, Chief Executive Officer and controlling stockholder of Adelphia, is a pioneer in the cable television industry, having built his first system in 1952 in Coudersport, Pennsylvania. Adelphia was incorporated in Delaware on July 1, 1986 for the purpose of reorganizing five cable television companies, then principally owned by the Rigas family, into a holding company structure in connection with the initial public offering of its Class A common stock. The Company's operations consist of providing telecommunications services primarily over its broadband networks. The Company did not have any material foreign operations or foreign sales in the year ended December 31, 2000.

Cable Television Operations

    Products and Services

      Video Services

        Adelphia's cable systems receive a variety of television, radio and data signals transmitted to receiving sites ("headends") by way of off-air antennas, microwave relay and satellite earth stations. Signals are then modulated, amplified and distributed primarily through a network of fiber optic and coaxial cable to subscribers, who pay fees for the service. Cable television systems are generally constructed and operated pursuant to non-exclusive franchises awarded by state or local government authorities for specified periods of time.

        Systems typically offer subscribers a package of basic video services consisting of local and distant television broadcast signals, satellite-delivered non-broadcast channels (which offer programming such as news, sports, family entertainment, music, weather, shopping, etc.) and public, governmental and educational access channels.

        In addition, premium service channels, which provide movies, live and taped concerts, sports events and other programming, are offered for an extra monthly charge. Systems also offer pay-per-view programming, which allows the subscriber to order special events or movies on a per event basis. Local, regional and national advertising time is also sold in the Systems, with commercial advertisements inserted on certain satellite-delivered non-broadcast channels. Adelphia also sells advertising to various entities for local and national advertising on certain channels carried by Adelphia, as well as mailings and other media.

        Digital video services are available to Adelphia subscribers who lease a digital converter. Digital TV is a computerized method of defining, transmitting and storing information that makes up a television signal. Since digital signals can be "compressed," Adelphia can transmit up to 12 channels in the space currently used to transmit just one analog channel. Adelphia Digital Cable TV subscribers may also receive "multichannel" premium services, such as four genres of HBO programming from east and west coast satellite feeds, enhanced pay-per-view options, digital music, an interactive on-screen program guide to help them navigate the new digital choices, video-on-demand and interactive programming and e-commerce.

        High-Speed Data Services and Internet Access

        Power Link, the Company's high-speed data service provided through cable modems, which includes residential, institutional, and business service offerings, constitutes an alternative to the traditional slower speed data offerings available through Internet Service Providers ("ISPs"). Power Link offers customers speeds comparable to those available through a T1 line, at costs that compare to a typical ISP plus a second telephone line. Additionally, as a result of acquisitions, Adelphia also offers high speed data services through @Home in certain systems.

        The Company's deep fiber design allows the use of the expanded bandwidth potential of digital compression technology for cable data and video services. High speed cable data services are now available at speeds far in excess of that which is currently available via a 28.8 or 56 kilobit per second telephone modem. In addition, using a high speed cable modem and special ethernet card allows the user to bypass telephone lines, which allows the customer to be connected to the internet at all times.

        The Company also offers high speed internet access through the use of one way cable modems, which provide the high speeds of broadband on the data downstream and utilize a telephone line return path. One way cable modems enable the Company to offer the high speed data service to the bulk of its customers, while completing the system buildout of two way broadband plant. When the plant is two way active, these modems can be upgraded across the network to no longer use the telephone line.

        The Company also offers traditional dial up internet access for those customers who initially prefer this method of internet access to the higher speeds of our broadband network. This establishes the Company as a full service internet provider and creates a customer base which can be upgraded to the high speed service in the future.

        Other Services

        Adelphia offers wireless messaging services through its wholly owned subsidiary, PageTime, Inc. ("PageTime"). PageTime provides one-way messaging services to the Company's Systems via resale arrangements with existing paging network operators.

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

    Operating Strategy

        The Company's cable television operations strategy is to construct and operate a broadband network capable of offering a broad range of telecommunications services and providing superior customer service while maximizing operating efficiencies. The Company intends to continue to build on its expertise as a cable television service provider, and further its presence as a provider of bundled communications services. The Company's broadband network allows it to combine its cable television service with high speed data and internet access, paging and telephony services.

        By acquiring and developing systems in geographic proximity, the Company has been able to realize significant operating efficiencies through the consolidation of many managerial, administrative and technical functions. The Systems have consolidated virtually all of their administrative operations, including customer service, service call dispatching, marketing, human resources, advertising sales and government relations into regional offices. Each regional office has a related technical center which contains the facilities necessary for the Systems' technical functions, including construction, installation and system maintenance and monitoring. Consolidating customer service functions into regional offices allows the Company to provide customer service through better training and staffing of customer service representatives, and by providing more advanced telecommunications and computer equipment and software to its customer service representatives than would otherwise be economically feasible in smaller systems. To this end, Adelphia has completed several cable system acquisitions and swaps in order to further cluster systems in close geographic proximity.

        The Company considers technological innovation to be an important component of its service offerings and customer satisfaction. The Company intends to continue the upgrade of its network infrastructure to add channel capacity, increase digital transmission capabilities and further improve system reliability. These improvements will enable the Company to continue its introduction of additional services, such as digital video, high speed data and internet service, impulse-ordered pay-per-view programming and interactive programming, which expand customer choices and are expected to increase Company revenues. Management believes that the Company is among the leaders of the cable industry in the deployment of fiber optic cable with one of the most advanced broadband network infrastructures.

Adelphia Business Solutions

    Products and Services

        Adelphia Business Solutions products and services are designed to appeal to the sophisticated communications needs of its business, governmental and educational customers. Adelphia and Adelphia Business Solutions are not in competition for the same customer base. Adelphia has concentrated on residential customers, while Adelphia Business Solutions has concentrated on business, governmental and educational customers.

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

      Long Distance Services

        Adelphia Business Solutions provides domestic and international long distance services for completing intrastate, interstate and international calls. Long distance service is offered as an additional service to Adelphia Business Solutions local exchange customers. Long distance calls that do not terminate on Adelphia Business Solutions' networks (which are currently the bulk of such calls) are passed to long distance carriers which route the remaining portion of the call.

    Enhanced Services

        In addition to providing typical enhanced services such as voicemail, call transfer and conference calling, Adelphia Business Solutions offers additional value-added enhanced services to complement its core local and long distance services.

These enhanced service offerings include:
          Access to Internet Services-Enables customers to use its available capacity for access to ISPs.

               Data Networking Services-Adelphia Business Solutions can provide high-speed, broadband services to use for data and internet access such as Integrated Services Digital Network ("ISDN") and Primary Rate Interface ("PRI").

               Specialized Application Services-Adelphia Business Solutions can create products and services that are tailored for target industries with special communications needs such as the hospitality industry. These services typically include non-measured rate local calling, expanded local calling area, discounted long distance rates and tailored trunking configurations.

               Internet Support Services-Adelphia Business Solutions can provide web hosting solutions for commercial and non-profit organizations. These services may include co-location services, storage services, domain name registration, virtual hosting services, traffic statistics, and 24-hour access for web site changes.

    Growth Strategy

        Adelphia Business Solutions provides its services to communications-intensive customers. These customers include business, governmental and educational end users, as well as other communications service providers. Adelphia Business Solutions believes that its target customers represent a large and under-served customer pool that generally have limited choices in their communications services purchasing decisions. These customers generally seek reliability, high quality, broad geographic coverage, end-to-end service, solutions-oriented customer service and timely introduction of new and innovative services. Adelphia Business Solutions offers dedicated access services on a wholesale basis to interexchange or long distance carriers ("IXCs") and has national service agreements with AT&T and WorldCom to be their preferred supplier.

        The broad deployment of fiber optic cable in Adelphia Business Solutions' markets typically enables connectivity among Adelphia Business Solutions, the incumbent local exchange carrier ("LEC") central offices and Adelphia Business Solutions' customers. Adelphia Business Solutions expects this strategy to result in a high proportion of traffic that is both originated and terminated on its network system, which would provide Adelphia Business Solutions with higher long-term operating margins. As of December 31, 2000, Adelphia Business Solutions had collocated in 299 incumbent LEC central offices, a figure which is expected to increase to approximately 400 during 2001.

        In addition to the broad deployment of fiber optic cable in its markets, Adelphia Business Solutions has been adding an inter-city fiber network system that connects its various markets. Once fully deployed, this long haul fiber optic backbone in the eastern half of the United States, combined with Adelphia Business Solutions' local fiber, will support Adelphia Business Solutions full line of communications offerings. Management of Adelphia Business Solutions believes long-term operating margins on Adelphia Business Solutions' long distance, internet and data transfer businesses will increase as a result of connecting these markets. Management of Adelphia Business Solutions also believes that its planned deployment of Local Multipoint Distribution Service ("LMDS") and Digital Subscriber Line ("DSL") technologies will provide additional, alternative means to connect customers to its networks.

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

        Adelphia Business Solutions' service offerings currently include a wide range of local dial tone and long distance services in all of Adelphia Business Solutions' operating markets. In addition, Adelphia Business Solutions has recognized the expanding demand for high-bandwidth by its customers in order to support the growing number of data applications. Adelphia Business Solutions' first series of data products to take advantage of these additional revenue opportunities is high-speed internet access, frame relay and Asynchoronous Transmission Mode ("ATM"). Additionally, Adelphia Business Solutions plans to add to its product capabilities by activating data centers and providing such products as e-mail, directory services and web hosting. To accelerate Adelphia Business Solutions' frame relay and ATM service offerings, Adelphia Business Solutions entered into a wholesale provider agreement with Intermedia Communications ("Intermedia"), whereby Adelphia Business Solutions uses Intermedia's frame relay network and data switches to offer data services to Adelphia Business Solutions' customers and then move Adelphia Business Solutions' customers' traffic onto its own network system as it becomes operational. Management of Adelphia Business Solutions believes this approach provides an efficient market-entry strategy under the Adelphia Business Solutions trade name, while providing better long-term operating margins through the use of Adelphia Business Solutions' own network system. Management of Adelphia Business Solutions believes that the introduction of high margin data products should drive revenue growth and better leverage Adelphia Business Solutions' significant fiber assets.

        Adelphia Business Solutions has announced that it is limiting its fiber optic network expansion into the western half of the United States. This reduced expansion will decrease Adelphia Business Solutions addressable market from 65% to 53% of the business access lines in the United States and will allow Adelphia Business Solutions to offer services in approximately 80 markets by December 31, 2001. These markets will provide Adelphia Business Solutions with a market opportunity of approximately 32 million addressable business access lines, which currently generate approximately $70,000,000 of annual communications services revenues.

Recent Development of the Systems

        The Company has focused on acquiring and developing systems in markets which have favorable historical growth trends. The Company believes that the strong household growth trends in its Systems' market areas are a key factor in positioning itself for future growth in basic subscribers. For a description of acquisitions by the Company from April 1, 1998 through March 30, 2001, see Notes 1 and 15 to Adelphia's Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

        On January 1, 2001, the Company completed its previously announced agreement to swap certain cable systems with Comcast Corporation ("Comcast") in a geographic rationalization of the companies' respective markets. Adelphia added approximately 443,000 subscribers in the Los Angeles, CA area and the West Palm/Fort Pierce, FL area. In exchange, Comcast received systems currently owned or managed serving approximately 469,000 subscribers in suburban Philadelphia, PA, Ocean County, NJ, Ft. Myers, FL, Michigan, New Mexico and Indiana.

        During March 2001, the Company completed its previously announced acquisition of cable television systems, including GS Communications, Inc. These systems served approximately 155,000 subscribers at the date of acquisition, primarily in the Virginia cluster. In connection with the acquisition, Adelphia issued 2,394,778 shares of its Class A common stock and paid cash of approximately $705,000.

        The Company will continue to evaluate new opportunities that allow for the expansion of its business through the acquisition of additional cable television systems in geographic proximity to its existing regional market areas or in locations that can serve as the basis for new market areas, either directly or indirectly through joint ventures, where appropriate.

        The following table indicates the number of homes passed by cable and the number of basic subscribers for each of the two years in the period ended March 31, 1998 and for each of the three years in the period ended December 31, 2000.


                                            Year Ended March 31,            Year Ended December 31,
                                        -------------------------- -------------------------------------------
                                            1997          1998          1998          1999         2000
                                        ------------- ------------ ------------- ------------- ---------------

     Homes passed (a, b)                 2,220,695     2,425,253    3,075,580     7,722,933       8,757,938
     Basic subscribers (b, c)            1,555,174     1,716,762    2,169,882     4,990,092       5,547,690


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


Market Areas

         The Systems are "clustered" in six core market areas as follows:

MARKET AREA                                  LOCATION OF SYSTEMS

Los Angeles                City and suburbs of Los Angeles

PONY                       City and suburbs of Buffalo and the adjacent Niagara
                           Falls area, city of Erie, Pennsylvania, suburbs of Cleveland, Ohio and several small communities in the southern tier of New York

                           Suburbs of Pittsburgh and several small communities in western Pennsylvania, Maryland and West Virginia

New                        England Cape Cod communities, South Shore communities
                           (the area between Boston and Cape Cod,
                           Massachusetts), Martha's Vineyard, Massachusetts and
                           Bennington, Burlington, Rutland and Montpelier,
                           Vermont and surrounding communities in Vermont, New
                           Hampshire and New York and Seymour and Waterbury,
                           Connecticut and communities in southern, central and coastal Maine

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

Colorado Springs           City of Colorado Springs

Other Various locations throughout the United States and Puerto Rico


        The following table summarizes by market area the homes passed by cable, basic subscribers and premium service units for the Systems as of December 31, 2000.


                                                              Basic
                                                           Subscribers
                                                              as a
                                                              % of
                                 Homes          Basic         Homes
                                 Passed      Subscribers     Passed

Company Systems:
PONY                            1,659,460      1,069,406      64.44%
Los Angeles                     1,593,764        846,868      53.14%
Florida                         1,130,606        744,177      65.82%
New England                     1,097,119        783,887      71.45%
Virginia                          714,327        520,344      72.84%
Colorado Springs                  196,843        112,896      57.35%
Other                           2,365,819      1,470,112      62.14%
                               -----------   ------------
Total Company Systems           8,757,938      5,547,690      63.34%
                               ===========   ============

Managed Systems:
Florida                           110,251         84,871      76.98%
PONY                               83,702         61,651      73.66%
Virginia                           31,643         21,410      67.66%
Other                              37,006         25,746      69.57%
                               -----------   ------------
Total Managed Systems             262,602        193,678      73.75%
                               ===========   ============

Total Systems:
PONY                            1,743,162      1,131,057      64.89%
Los Angeles                     1,593,764        846,868      53.14%
Florida                         1,240,857        829,048      66.81%
New England                     1,097,119        783,887      71.45%
Virginia                          745,970        541,754      72.62%
Colorado Springs                  196,843        112,896      57.35%
Other                           2,402,825      1,495,858      62.25%
                               -----------   ------------
Total Systems                   9,020,540      5,741,368      63.65%
                               ===========   ============

Financial Information

        The financial data regarding the revenues, results of operations and identifiable assets for the Company's two business segments as of and for the two fiscal years ended March 31, 1997 and 1998, as of and for the nine months ended December 31, 1998 and as of and for the years ended December 31, 1999 and 2000 are set forth in, and incorporated herein by reference to, Item 6 - Business Segment Information of this Annual Report on Form 10-K.

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

        The design of the current Systems upgrade, when completed, will deploy on average one fiber optic node for every two system plant miles or approximately one fiber node for every 180 homes passed compared to the industry norm of 500 to 1,000 homes passed per fiber optic node. Approximately 82% of the Systems will be upgraded to greater than 750 Mhz. Approximately 18% of the plant will remain at 550 Mhz. The upgraded system will be completely addressable and provide two-way communication capability. The additional bandwidth enables the Company to offer additional video, data and programming services. A portion of the bandwidth is allocated to service offerings such as two-way data, telephony and video-on-demand. The Company believes this combination of bandwidth and the relatively low number of homes passed per fiber node will provide adequate capacity and flexibility to offer existing and anticipated services into the foreseeable future with limited additional capital expenditures.

        The upgraded Systems, on average, will include only two active pieces of equipment between the headend and the home. Limiting the number of active pieces of equipment combined with the small number of homes per fiber node reduces the potential for mechanical failure and the number of customers affected by such a failure, all of which provides increased reliability to the customers.

    Subscriber Services and Rates

        The Company's revenues are derived principally from monthly subscription fees for various services. Rates to subscribers vary in accordance with the type of service selected. Although service offerings vary across franchise areas because of differences in network capabilities, each of the areas typically offers services at monthly prices ranging as follows:


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

        The Cable Communications Policy Act of 1984 (the "1984 Cable Act"), as amended by the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), deregulated basic service rates for systems in communities meeting the Federal Communication Commissions ("FCC") definition of effective competition. Pursuant to the FCC's definition of effective competition adopted following enactment of the 1984 Cable Act, substantially all of the Company's franchises were rate deregulated. However, in June 1991, the FCC amended its effective competition standard, which increased the number of cable systems which could be subject to local rate regulation. The 1992 Cable Act contains a definition of effective competition under which nearly all cable systems in the United States are subject to regulation of basic service rates. Additionally, the legislation (i) eliminated the 5% annual basic rate increase allowed by the 1984 Cable Act without local approval; (ii) allows the FCC to adjudicate the reasonableness of rates for non-basic service tiers, other than premium services, for cable systems not subject to effective competition in response to complaints filed by franchising authorities and/or cable subscribers; (iii) prohibits cable systems from requiring subscribers to purchase service tiers above basic service in order to purchase premium services if the system is technically capable of doing so; (iv) allows the FCC to impose restrictions on the retiering and rearrangement of cable services under certain circumstances; and (v) permits the FCC and franchising authorities more latitude in controlling rates and rejecting rate increase requests. The Telecommunications Act of 1996 (the "1996 Act") ended FCC regulation on nonbasic tier rates on March 31, 1999.

        For a discussion of recent FCC rate regulation and related developments, see "Legislation and Regulation" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Regulatory and Competitive Matters."

    Franchises

        The 1984 Cable Act provides that cable operators may not offer cable service to a particular community without a franchise unless such operator was lawfully providing service to the community on July 1, 1984 and the franchising authority does not require a franchise. The Systems operate pursuant to franchises or other authorizations issued by governmental authorities, substantially all of which are nonexclusive. Such franchises or authorizations awarded by a governmental authority generally are not transferable without the consent of the authority. As of December 31, 2000, the Company held 2,985 franchises, and the Managed Entities held 115 franchises. Most of these franchises can be terminated prior to their stated expiration by the relevant governmental authority, after due process, for breach of material provisions of the franchise.

        Under the terms of most of the Company's franchises, a franchise fee (generally ranging up to 5% of the gross revenues of the cable system) is payable to the governmental authority. For the past three years, franchise fee expense incurred by the Company has averaged approximately 2.9% of gross system revenues.

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

     Network Operating Control Center ("NOCC")

        Adelphia Business Solutions' NOCC is located in Coudersport, Pennsylvania. The NOCC is equipped with state-of-the-art system monitoring and control technology. The NOCC is a single point interface for monitoring all of Adelphia Business Solutions' networks and provisioning all services and systems necessary to operate the networks. The NOCC supports all of Adelphia Business Solutions' networks including the management of 3,173 building connections, 33 switches or remote switching modules and 8,975 network route miles as of December 31, 2000. The NOCC is designed to accommodate Adelphia Business Solutions' anticipated growth.

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

    Adelphia Business Solutions' Networks

        As of December 31, 2000, references to the "networks" or the "Company's networks" mean the (i) telecommunications networks (the "Original Markets") in operation or under construction as of May 8, 1998, the date of Adelphia Business Solutions' initial public offering, which include three joint venture partnerships or limited liability companies managed by Adelphia Business Solutions and in which Adelphia Business Solutions holds a 50% interest and are broken into two subcategories, those 14 markets which began operations in 1996 or previously (the "Class of 1996") and the eight markets which began operations in 1997 or 1998 (the "Class of 1997/98") and (ii) additional networks operational or under development subsequent to May 8, 1998 (the "Expansion Markets") which are broken into two subcategories, those which began operations in 1999 (the "Class of 1999"), and those which began operations in 2000 (the "Class of 2000"). Of these markets, in December 2000, Adelphia Business Solutions sold one Class of 1996 market, two Class of 1999 markets and three Class of 2000 markets to Adelphia.

    Connections to Customer Locations

        Office buildings are connected by network backbone extensions to one of a number of physical rings of fiber optic cable, which originate and terminate at Adelphia Business Solutions' central office. Signals are sent simultaneously on both primary and alternate protection paths through a network backbone to Adelphia Business Solutions' central office. Within each building, Adelphia Business Solutions-owned internal wiring connects Adelphia Business Solutions' fiber optic terminal equipment to the customer premises. Customer equipment is connected to Adelphia Business Solutions-provided electronic equipment generally located where customer transmissions are digitized, combined and converted to an optical signal. The traffic is then transmitted through the network backbone to Adelphia Business Solutions' central office where it can be reconfigured for routing to its ultimate destination on the network.

Cable Television Operations

    Competition

        Although the Company and the cable television industry have historically faced modest competition, the competitive landscape is changing and competition has increased. The Company believes that the increase in competition within its communities will continue to occur over the next several years.

        At the present time, cable television systems compete with other communications and entertainment media, including off-air television broadcast signals, which a viewer is able to receive directly using the viewer's own television set and antenna. The extent to which a cable system competes with over-the-air broadcasting depends upon the quality and quantity of the broadcast signals available by direct antenna reception compared to the quality and quantity of such signals and alternative services offered by a cable system. In many areas, television signals which constitute a substantial part of basic service can be received by viewers who use their own antennas. Local television reception for residents of apartment buildings or other multi-unit dwelling complexes may be aided by use of private master antenna services. Cable systems also face competition from alternative methods of distributing and receiving television signals and from other sources of entertainment such as live sporting events, movie theaters and home video products, including multimedia computers, videocassette recorders, digital video disc players and compact disc players. In recent years, the FCC has adopted policies providing for authorization of new technologies and a more favorable operating environment for certain existing technologies that provide, or may provide, substantial additional competition for cable television systems. The extent to which cable television service is competitive depends in significant part upon the cable television system's ability to provide an even greater variety of programming and other services than that available off-air or through competitive alternative delivery sources. In addition, certain provisions of the 1992 Cable Act and the 1996 Act are expected to increase competition significantly in the cable industry. See "Legislation and Regulation."

        The 1992 Cable Act prohibits the award of exclusive franchises, prohibits franchising authorities from unreasonably refusing to award additional franchises and permits them to operate cable systems themselves without franchises.

        Individuals presently have the option to purchase either C-band earth stations or high-powered direct broadcast satellites ("DBS") utilizing video compression technology. Earth Station technology requires expensive equipment and room to spin to see more than one satellite, as well as limits on capacity. DBS technology has the capability of providing more than 100 channels of programming over a single high-powered DBS satellite with significantly higher capacity available if multiple satellites are placed in the same orbital position. Video compression technology is being used by cable operators to similarly increase their channel capacity. DBS service can be received virtually anywhere in the United States through the installation of a small rooftop or side-mounted antenna, and it is more accessible than cable television service where a cable plant has not been constructed or where it is not cost effective to construct cable television facilities. DBS is being heavily marketed on a nationwide basis by competing service providers. Congress passed the Satellite Home Viewer Act in late 1999. The law allows DBS providers to offer local broadcast channels. DBS companies have since added a number of local channels in some regions, a trend that will continue, thus lessening the distinction between cable television and DBS service. DBS subscribers in Vermont exist at levels sufficient for the FCC to have declared all Adelphia systems subject to effective competition in that state and therefore, deregulated as to rates and charges for cable service at the basic, as well as cable programming service level.

        Cable communications systems also compete with wireless program distribution services such as multichannel, multipoint distribution service ("MMDS"), commonly called wireless cable systems, which use low-power microwave frequencies to transmit video programming over-the-air to subscribers. There are MMDS operators who are authorized to provide or are providing broadcast and satellite programming to subscribers in areas served by the Company's Systems. MMDS systems are less capital intensive, are not required to obtain local franchises or to pay franchise fees and are subject to fewer regulatory requirements than cable television systems. MMDS systems' ability to compete with cable television systems has previously been limited by channel capacity, the inability to obtain programming and regulatory delays. Recently, however, MMDS systems have developed digital compression technology which provides for more channel capacity and better signal delivery. Although relatively few MMDS systems in the United States are currently in operation or under construction, virtually all markets have been licensed or tentatively licensed. A series of actions taken by the FCC, including reallocating certain frequencies to wireless services, are intended to facilitate the development of wireless cable television spectrum that will be used by wireless operators to provide additional channels of programming over longer distances. Several Regional Bell Operating Companies ("RBOC") acquired interests in major MMDS companies. The Company is unable to predict whether wireless video services will have a material impact on its operations.

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

Adelphia Business Solutions

    Competition

        In each of the markets served by Adelphia Business Solutions' networks, the services offered by Adelphia Business Solutions compete principally with the services offered by the incumbent LEC serving that area. Incumbent LECs have long-standing relationships with their customers, have the potential to subsidize competitive services from monopoly service revenues, and benefit from favorable state and federal regulations. In light of the passage of the 1996 Act, federal and state regulatory initiatives will provide increased business opportunities to competitive local exchange carriers ("CLECs") such as Adelphia Business Solutions, however regulators may provide incumbent LECs with increased pricing flexibility for their services as competition increases. Further, if a RBOC is authorized to provide long distance service originating in one or more states by fulfilling the market operating provisions of the 1996 Act, the RBOC may be able to offer "one stop shopping" that would be competitive with Adelphia Business Solutions' offerings. To date, the FCC has approved Verizon's (formerly Bell Atlantic) application for such authority in New York and SBC's applications in Texas, Oklahoma and Kansas. These approvals could result in decreased market share for the major IXCs, which are among the operating companies' significant customers. Any of these results could have an adverse effect on Adelphia Business Solutions.

        There has been significant merger activity among the RBOCs in anticipation of entry into the long distance market, including the completed merger of Ameritech and SBC, whose combined territory covers a substantial portion of Adelphia Business Solutions markets. Other combinations have occurred in the industry which may have an effect on Adelphia Business Solutions, such as the combination of AT&T Corp. and MediaOne, Bell Atlantic and GTE (which became Verizon Communications), Qwest and US West, and AOL with Time Warner.

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

        Adelphia Business Solutions also faces, and will continue to face, competition from other current and potential market entrants, including other CLECs and data-centric local providers, incumbent LECs, which are not subject to RBOC restrictions on long distance, AT&T, WorldCom, Sprint and other IXCs, cable television companies, electric utilities, microwave carriers, wireless telecommunications providers and private networks built by large end users. In addition, new carriers, such as Global Crossing, Williams, Qwest and Level 3 are building and managing nationwide networks which, in some cases, are designed to provide local services. Further, AT&T's acquisition of various cable companies will exploit ubiquitous local cable infrastructure for telecommunications and other services provided by the operating companies. Finally, although Adelphia Business Solutions has generally good relationships with the existing IXCs, there are no assurances that any of these IXCs will not build their own facilities, purchase other carriers or their facilities, or resell the services of other carriers rather than use Adelphia Business Solutions' services when entering the market for local exchange services.

Employees

        At January 26, 2001, there were 15,735 full-time employees of the Company and the Managed Entities, of which 738 employees were covered by collective bargaining agreements at 23 locations. The Company considers its relations with its employees to be good.

Legislation and Regulation

        The cable television industry is regulated by the FCC, the principal federal regulatory agency with jurisdiction over cable television, some state governments and most local governments. In addition, various legislative and regulatory proposals under consideration from time to time by Congress and various federal agencies may materially affect the cable television industry. The following is a summary of federal laws and regulations affecting the growth and operation of the cable television industry and a description of certain state and local laws.

    Federal Regulation

        The FCC has adopted regulations covering such areas as cross-ownership between cable television systems and other communications businesses, carriage of television broadcast programming, cable rates, consumer protection and customer service, leased access, indecent programming, programmer access to cable television systems, programming agreements, technical standards, consumer electronics equipment compatibility, ownership of home wiring, program exclusivity, equal employment opportunity, consumer education and lockbox enforcement, origination cablecasting and sponsorship identification, children's programming, signal leakage and frequency use, maintenance of various records, and antenna structure notification, marking and lighting. The FCC has the authority to enforce these regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities often used in connection with cable operations. A brief summary of certain of these federal regulations as adopted to date follows.

    Rate Regulation

        The 1984 Cable Act codified existing FCC preemption of rate regulation for premium channels and optional non-basic program tiers. The 1984 Cable Act also deregulated basic cable rates for cable television systems determined by the FCC to be subject to effective competition. The 1992 Cable Act substantially changed the previous statutory and FCC rate regulation standards. The 1992 Cable Act replaced the FCC's old standard for determining effective competition, under which most cable television systems were not subject to rate regulation, with a statutory provision that resulted in nearly all cable television systems becoming subject to rate regulation of basic service. The 1996 Act expands the definition of effective competition to cover situations where a local telephone company or its affiliate, or any multichannel video provider using telephone company facilities, offers comparable video service by any means except direct broadcast satellite television systems. Satisfaction of this test deregulates all rates.

        For cable systems not subject to effective competition, the 1992 Cable Act required the FCC to adopt a formula for franchising authorities to assure that basic cable rates are reasonable; allowed the FCC to review rates for cable programming service tiers, other than per-channel or per-program services, in response to complaints filed by franchising authorities and/or cable customers; prohibited cable television systems from requiring basic customers to purchase service tiers above basic service in order to purchase premium services if the system is technically capable of compliance; required the FCC to adopt regulations to establish, on the basis of actual costs, the price for installation of cable service, remote controls, converter boxes and additional outlets; and allowed the FCC to impose restrictions on the retiering and rearrangement of cable services under certain limited circumstances. The 1996 Act limited the class of complainants regarding cable programming service tier rates to franchising authorities only, after first receiving two rate complaints from local customers, and ended FCC regulation of cable programming service tier rates on March 31, 1999. The 1996 Act also relaxed existing uniform rate requirements by specifying that such requirements do not apply where the operator faces effective competition, and by exempting bulk discounts to multiple dwelling units, although complaints about predatory pricing may be lodged with the FCC.

        The FCC's implementing regulations contain standards for the regulation of basic service rates. Local franchising authorities and the FCC, respectively, are empowered to order a reduction of existing rates which exceed the maximum permitted level for basic services and associated equipment, and refunds can be required. The FCC adopted a benchmark price cap system for measuring the reasonableness of existing basic service rates. Alternatively, cable operators have the opportunity to make cost-of-service showings which, in some cases, may justify rates above the applicable benchmarks. The rules also require that charges for cable-related equipment, converter boxes and remote control devices, for example, and installation services be unbundled from the provision of cable service and based upon actual costs plus a reasonable profit. The regulations also provide that future rate increases may not exceed an inflation-indexed amount, plus increases in certain costs beyond the cable operator's control, such as taxes, franchise fees and increased programming costs. Cost-based adjustments to these capped rates can also be made in the event a cable television operator adds or deletes channels. There is also a streamlined cost-of-service methodology available to justify a rate increase on the basic tier for "significant" system rebuilds or upgrades.

        Finally, there are regulations which require cable television systems to permit customers to purchase video programming on a per channel or a per program basis without the necessity of subscribing to any tier of service, other than the basic service tier, unless the cable television system is technically incapable of doing so. Generally, this exemption from compliance with the statute for cable television systems that do not have such technical capability is available until a cable television system obtains the capability, but not later than December 2002.

    Carriage of Broadcast Television Signals

        The 1992 Cable Act contains signal carriage requirements which allow commercial television broadcast stations that are "local" to a cable television system, that is to say that the system is located in the station's designated market area, to elect every three years whether to require the cable television system to carry the station, subject to certain exceptions, or whether the cable television system will have to negotiate for "retransmission consent" to carry the station. The next election between must-carry and retransmission consent will be October 1, 2002. A cable television system is generally required to devote up to one-third of its activated channel capacity for the carriage of local commercial television stations whether pursuant to mandatory carriage requirements or the retransmission consent requirements of the 1992 Cable Act. Local non-commercial television stations are also given mandatory carriage rights, subject to certain exceptions, within the larger of: (a) a 50 mile radius from the station's city of license; or (b) the station's Grade B contour, a measure of signal strength. Unlike commercial stations, noncommercial stations are not given the option to negotiate retransmission consent for the carriage of their signal. In addition, cable television systems have to obtain retransmission consent for the carriage of all "distant" commercial broadcast stations, except for certain "superstations," which are commercial satellite-delivered independent stations such as WGN. To date, compliance with the "retransmission consent" and "must carry" provisions of the 1992 Cable Act has not had a material effect on the Company, although this result may change in the future depending on such factors as market conditions, channel capacity and similar matters when such arrangements are renegotiated. The FCC recently completed a rulemaking proceeding dealing with the carriage of television signals in high definition and digital formats. The FCC decided that local television broadcast stations transmitting solely in a digital format are presently entitled to carriage. However, stations transmitting in both digital and analog formats, which is permitted during the current transition period, have no carriage rights for the digital format until they cease transmitting an analog signal.

    Franchise Fees and Other Franchise Requirements

        Although franchising authorities may impose franchise fees under the 1984 Cable Act, such payments cannot exceed 5% of a cable television system's annual gross revenues. Under the 1996 Act, franchising authorities may not exact franchise fees from revenues derived from telecommunications services, although they may be able to exact some additional compensation for the use of public rights-of-way. Franchising authorities are also empowered, in awarding new franchises or renewing existing franchises, to require cable television operators to provide cable-related facilities and equipment and to enforce compliance with voluntary commitments. In the case of franchises in effect prior to the effective date of the 1984 Cable Act, franchising authorities may enforce requirements contained in the franchise relating to facilities, equipment and services, whether or not cable-related. The 1984 Cable Act, under certain limited circumstances, permits a cable operator to obtain modifications of franchise obligations.

    Renewal of Franchises

        The 1984 Cable Act and the 1992 Cable Act establish renewal procedures and criteria designed to protect incumbent franchisees against arbitrary denials of renewal and to provide specific grounds for franchising authorities to consider in making renewal decisions, including a franchisee's performance under the franchise and community needs. Even after the formal renewal procedures are invoked, franchising authorities and cable television operators remain free to negotiate a renewal outside the formal process. Nevertheless, renewal is by no means assured, as the franchisee must meet certain statutory standards. Even if a franchise is renewed, a franchising authority may impose new and more onerous requirements such as rebuilding facilities and equipment, although the municipality must take into account the cost of meeting such requirements. Similarly, if a franchising authority's consent is required for the purchase or sale of a cable television system or franchises, such authority may attempt to impose burdensome or onerous franchise requirements in connection with a request for such consent. Historically, franchises have been renewed for cable television operators that have provided satisfactory services and have complied with the terms of their franchises.

        The 1992 Cable Act makes several changes to the process under which a cable television operator seeks to enforce its renewal rights which could make it easier in some cases for a franchising authority to deny renewal. Franchising authorities may consider the "level" of programming service provided by a cable television operator in deciding whether to renew. For alleged franchise violations occurring after 1984, franchising authorities are no longer precluded from denying renewal based on failure to substantially comply with the material terms of the franchise where the franchising authority has "effectively acquiesced" to such past violations. Rather, the franchising authority is stopped if, after giving the cable television operator notice and opportunity to cure, it fails to respond to a written notice from the cable television operator of its failure or inability to cure. Courts may not reverse a denial of renewal based on procedural violations found to be "harmless error."

    Channel Set-Asides

        The 1984 Cable Act permits local franchising authorities to require cable television operators to set aside certain television channels for public, educational and governmental access programming. The 1984 Cable Act further requires cable television systems with thirty-six or more activated channels to designate a portion of their channel capacity for commercial leased access by unaffiliated third parties to provide programming that may compete with services offered by the cable television operator. The 1992 Cable Act requires leased access rates to be set according to a formula determined by the FCC.

    Ownership

        The 1996 Act repealed the statutory ban against local exchange carriers providing video programming directly to customers within their local exchange telephone service areas. Consequently, the 1996 Act permits telephone companies to compete directly with operations of cable television systems. Under the 1996 Act and FCC rules adopted to implement the 1996 Act, local exchange carriers may provide video service as broadcasters, common carriers, or cable operators.

        The 1996 Act generally prohibits local exchange carriers from purchasing any ownership interest in a cable television system exceeding 10% located within the local exchange carriers telephone service area, prohibits cable operators from purchasing local exchange carriers whose service areas are located within the cable operator's franchise area, and prohibits joint ventures between operators of cable television systems and local exchange carriers operating in overlapping markets. There are some statutory exceptions, including a rural exemption that permits buyouts in which the purchased cable television system or local exchange carrier serves a non-urban area with fewer than 35,000 inhabitants, and exemptions for the purchase of small cable television systems located in non-urban areas. Also, the FCC may grant waivers of the buyout provisions in certain circumstances.

        The 1996 Act makes several other changes to relax ownership restrictions and regulations of cable television systems. The 1996 Act repeals the 1992 Cable Act's three-year holding requirement pertaining to sales of cable television systems. The statutory broadcast/cable cross-ownership restrictions imposed under the 1984 Cable Act have been eliminated, although the FCC's regulations prohibiting broadcast/cable common-ownership currently remain in effect. The FCC's rules also generally prohibit cable operators from offering satellite master antenna service separate from their franchised systems in the same franchise area, unless the cable operator is subject to "effective competition" there.

        The 1996 Act amends the definition of a "cable system" under the Communications Act of 1934 (the "Communications Act") so that competitive providers of video services will be regulated and franchised as "cable systems" only if they use public rights-of-way. Thus, a broader class of entities providing video programming may be exempt from regulation as cable television systems under the Communications Act.

        Pursuant to the 1992 Cable Act, the FCC has imposed limits on the number of cable television systems which a single cable television operator can own. In general, no cable television operator can have an attributable interest in cable television systems which serve more than 30% of all multi-channel video programming distributors nationwide. Attributable interests for these purposes include voting interests of 5% or more, non-voting interests of 33% or more of the total assets (debt plus equity), officerships, directorships and general partnership interests.

        The FCC has also adopted rules which limit the number of channels on a cable television system which can be occupied by national video programming services in which the entity which owns the cable television system has an attributable interest. The limit is 40% of the first 75 activated channels. The U.S. Court of Appeals for the District of Columbia Circuit recently overturned the 30% multiple ownership and 40% programming interest rules on the ground that they are an unsupported intrusion on cable operators' First Amendment rights. The rulemaking decision was remanded to the FCC for further proceedings. The constitutionality of the underlying statute had previously been sustained by the same court. The FCC has yet to announce what action it will take on either of these limitations.

        The 1996 Act provides that registered utility holding companies and subsidiaries may provide telecommunications services, including cable television, notwithstanding the Public Utilities Holding Company Act of 1935, as amended. Electric utilities must establish separate subsidiaries known as "exempt telecommunications companies" and must apply to the FCC for operating authority. Due to their resources, electric utilities could be formidable competitors to traditional cable television systems.

    Access to Programming

        The 1992 Cable Act imposed restrictions on the dealings between cable operators and cable programmers. Of special significance from a competitive business posture, the 1992 Cable Act precludes video programmers affiliated with cable companies from favoring their affiliated cable operators over competitors and requires such programmers to sell their programming to other multichannel video distributors. This provision limits the ability of vertically integrated cable programmers to offer exclusive programming arrangements to cable companies. Certain of these restrictions are scheduled to expire in October 2002 unless the FCC decides that they should be continued.

    Privacy

        The 1984 Cable Act imposes a number of restrictions on the manner in which cable television operators can collect and disclose data about individual system customers. The statute also requires that the system operator periodically provide all customers with written information about its policies regarding the collection and handling of data about customers, their privacy rights under federal law and their enforcement rights. In the event that a cable television operator was found to have violated the customer privacy provisions of the 1984 Cable Act, it could be required to pay damages, attorneys' fees and other costs. Under the 1992 Cable Act, the privacy requirements were strengthened to require that cable television operators take such actions as are necessary to prevent unauthorized access to personally identifiable information.

    Franchise Transfers

        The 1992 Cable Act requires franchising authorities to act on any franchise transfer request within 120 days after receipt of all information required by FCC regulations and by the franchising authority. Approval is deemed to be granted if the franchising authority fails to act within such period.

    Technical Requirements

        The FCC has imposed technical standards applicable to all classes of channels which carry downstream National Television System Committee video programming. The FCC also has adopted additional standards applicable to cable television systems using frequencies in the 108 to 137 MHz and 225 to 400 MHz bands in order to prevent harmful interference with aeronautical navigation and safety radio services and has also established limits on cable television system signal leakage. Periodic testing by cable television operators for compliance with the technical standards and signal leakage limits is required and an annual filing of the results of these measurements is required. The 1992 Cable Act requires the FCC to periodically update its technical standards to take into account changes in technology. Under the 1996 Act, local franchising authorities may not prohibit, condition or restrict a cable television system's use of any type of customer equipment or transmission technology.

        The FCC has adopted regulations to implement the requirements of the 1992 Cable Act designed to improve the compatibility of cable television systems and consumer electronics equipment. These regulations, among other things, generally prohibit cable television operators from scrambling their basic service tier. The 1996 Act directs the FCC to set only minimal standards to assure compatibility between television sets, VCRs and cable television systems, and to rely on the marketplace. Pursuant to the 1992 Cable Act, the FCC has adopted rules to assure the competitive availability to consumers of customer premises equipment, such as converters, used to access the services offered by cable television systems and other multichannel video programming distributors. Pursuant to those rules, consumers are given the right to attach compatible equipment to the facilities of their multichannel video programming distributors so long as the equipment does not harm the network, does not interfere with the services purchased by other customers and is not used to receive unauthorized services. As of July 1, 2000, multichannel video programming distributors, other than operators of direct broadcast satellite television systems, are required to separate security from non-security functions in the customer premises equipment which they sell or lease to their customers and offer their customers the option of using component security modules obtained from the multichannel video programming distributors with set-top units purchased or leased from retail outlets. As of January 1, 2005, multichannel video programming distributors will be prohibited from distributing new set-top equipment integrating both security and non-security functions to their customers.

        Pursuant to the 1992 Cable Act, the FCC has adopted rules implementing an emergency alert system. The rules require all cable television systems to provide an audio and video emergency alert system message on at least one programmed channel and a video interruption and an audio alert message on all programmed channels. The audio alert message is required to state which channel is carrying the full audio and video emergency alert system message. The FCC rules permit cable television systems either to provide a separate means of alerting persons with hearing disabilities of emergency alert system messages, such as a terminal that displays emergency alert system messages and activates other alerting mechanisms or lights, or to provide audio and video emergency alert system messages on all channels. Cable television systems with 10,000 or more basic customers per headend were required to install emergency alert system equipment capable of providing audio and video emergency alert system messages on all programmed channels by December 31, 1998. Cable television systems with 5,000 or more but fewer than 10,000 basic customers per headend will have until October 1, 2002 to comply with that requirement. Cable television systems with fewer than 5,000 basic customers per headend will have a choice of providing either a national level emergency alert system message on all programmed channels or installing emergency alert system equipment capable of providing audio alert messages on all programmed channels, a video interrupt on all channels, and an audio and video emergency alert system message on one programmed channel. This must be accomplished by October 1, 2002.

    Inside Wiring; Customer Access

        In a 1997 order, the FCC established rules that require an incumbent cable operator upon expiration of a multiple dwelling unit service contract to sell, abandon, or remove "home run" wiring that was installed by the cable operator in a multiple dwelling unit building. These inside wiring rules are expected to assist building owners in their attempts to replace existing cable operators with new programming providers who are willing to pay the building owner a higher fee, where such a fee is permissible. Additionally, the FCC has proposed to restrict exclusive contracts between building owners and cable operators or other multichannel video programming distributors. The FCC has also recently issued an order preempting state, local and private restrictions on over-the-air reception antennas placed on rental properties in areas where a tenant has exclusive use of the property, such as balconies or patios. However, tenants may not install such antennas on the common areas of multiple dwelling units, such as on roofs. This new order may limit the extent to which multiple dwelling unit owners may enforce certain aspects of multiple dwelling unit agreements which otherwise would prohibit, for example, placement of direct broadcast satellite television systems television receiving antennae in multiple dwelling unit areas, such as apartment balconies or patios, under the exclusive occupancy of a renter.

    Pole Attachments

        The FCC currently regulates the rates and conditions imposed by certain public utilities for use of their poles unless state public service commissions are able to demonstrate that they adequately regulate the rates, terms and conditions of cable television pole attachments. A number of states and the District of Columbia have certified to the FCC that they adequately regulate the rates, terms and conditions for pole attachments. Several states in which we operate have made such a certification. In the absence of state regulation, the FCC administers such pole attachment and conduit use rates through use of a formula which it has devised. Pursuant to the 1996 Act, the FCC has adopted a new rate formula for any attaching party, including cable television systems, which offers telecommunications services. This new formula will result in higher attachment rates than at present, but they will apply only to cable television systems which elect to offer telecommunications services. Any increases pursuant to this new formula begin in 2001, and will be phased in by equal increments over the five ensuing years. The FCC recently ruled that the provision of internet services will not, in and of itself, trigger use of the new formula. However, the U.S. Court of Appeals for the Eleventh Circuit held that, since internet provision is neither a "cable service" or a "telecommunications service," neither rate formula applies to a cable operator which offers internet service and, therefore, public utilities are free to charge what they please. The U.S. Supreme Court has agreed to review this decision. The FCC has also initiated a proceeding to determine whether it should adjust certain elements of the current rate formula. If adopted, these adjustments could increase rates for pole attachments and conduit space.

    Other FCC Matters

        FCC regulation pursuant to the Communications Act also includes matters regarding a cable television system's carriage of local sports programming; restrictions on origination and cablecasting by cable television operators; rules governing political broadcasts; equal employment opportunity; deletion of syndicated programming; registration procedure and reporting requirements; customer service; closed captioning; obscenity and indecency; program access and exclusivity arrangements; and limitations on advertising contained in nonbroadcast children's programming.

        The FCC has recently issued a Notice of Inquiry covering a wide range of issues relating to Interactive Television ("ITV"). Examples of ITV services are interactive electronic program guides and access to a graphic interface that provides supplementary information related to the video display. In the near term, cable systems are likely to be the platform of choice for the distribution of ITV services. The FCC has posed a series of questions including the definition of ITV, the potential for discrimination by cable systems in favor of affiliated ITV providers, enforcement mechanisms, and the proper regulatory classification of ITV service.

    Copyright

        Cable television systems are subject to federal copyright licensing covering carriage of broadcast signals. In exchange for making semi-annual payments to a federal copyright royalty pool and meeting certain other obligations, cable television operators obtain a statutory license to retransmit broadcast signals. The amount of this royalty payment varies, depending on the amount of system revenues from certain sources, the number of distant signals carried, and the location of the cable television system with respect to over-the-air television stations. Any future adjustment to the copyright royalty rates will be done through an arbitration process to be supervised by the U.S. Copyright Office. Cable television operators are liable for interest on underpaid and unpaid royalty fees, but are not entitled to collect interest on refunds received for overpayment of copyright fees.

        Various bills have been introduced into Congress over the past several years that would eliminate or modify the cable television compulsory license. Without the compulsory license, cable television operators would have to negotiate rights from the copyright owners for all of the programming on the broadcast stations carried by cable television systems. Such negotiated agreements would likely increase the cost to cable television operators of carrying broadcast signals. The 1992 Cable Act's retransmission consent provisions expressly provide that retransmission consent agreements between television broadcast stations and cable television operators do not obviate the need for cable operators to obtain a copyright license for the programming carried on each broadcaster's signal.

        Copyrighted music performed in programming supplied to cable television systems by pay cable networks, such as HBO, and basic cable networks, such as USA Network, is licensed by the networks through private agreements with the American Society of Composers and Publishers, generally known as ASCAP, and BMI, Inc., the two major performing rights organizations in the United States. Both the American Society of Composers and Publishers and BMI offer "through to the viewer" licenses to the cable networks which cover the retransmission of the cable networks' programming by cable television systems to their customers.

        Licenses to perform copyrighted music by cable television systems themselves, including on local origination channels, in advertisements inserted locally on cable television networks, and in cross-promotional announcements, must be obtained by the cable television operator from the American Society of Composers and Publishers, BMI and/or SESAC, Inc.

    State and Local Regulation

        Cable television systems generally are operated pursuant to nonexclusive franchises, permits or licenses granted by a municipality or other state or local government entity. The terms and conditions of franchises vary materially from jurisdiction to jurisdiction, and even from city to city within the same state, historically ranging from reasonable to highly restrictive or burdensome. Franchises generally contain provisions governing fees to be paid to the franchising authority, length of the franchise term, renewal, sale or transfer of the franchise, territory of the franchise, design and technical performance of the system, use and occupancy of public streets and number and types of cable television services provided. The terms and conditions of each franchise and the laws and regulations under which it was granted directly affect the profitability of the cable television system. The 1984 Cable Act places certain limitations on a franchising authority's ability to control the operation of a cable television system. The 1992 Cable Act prohibits exclusive franchises, and allows franchising authorities to exercise greater control over the operation of franchised cable television systems, especially in the area of customer service and rate regulation. The 1992 Cable Act also allows franchising authorities to operate their own multichannel video distribution system without having to obtain a franchise and permits states or local franchising authorities to adopt certain restrictions on the ownership of cable television systems. Moreover, franchising authorities are immunized from monetary damage awards arising from regulation of cable television systems or decisions made on franchise grants, renewals, transfers and amendments. The 1996 Act prohibits a franchising authority from either requiring or limiting a cable television operator's provision of telecommunications services.

        Various proposals have been introduced at the state and local levels with regard to the regulation of cable television systems, and a number of states have adopted legislation subjecting cable television systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility.

        The foregoing describes all material present and proposed federal, state and local regulations and legislation relating to the cable television industry. Other existing federal regulations, copyright licensing and, in many jurisdictions, state and local franchise requirements, currently are the subject of a variety of judicial proceedings, legislative hearings and administrative and legislative proposals which could change, in varying degrees, the manner in which cable television systems operate. Neither the outcome of these proceedings nor their impact upon the cable television industry or the Company can be predicted at this time.

    Internet Access Service

        We offer a service which enables consumers to access the internet at high speeds via high capacity broadband transmission facilities and cable modems. We compete with many other providers of internet access services which are known as ISPs. ISPs include such companies as America Online and Mindspring Enterprises as well as major telecommunications providers, including AT&T and local exchange telephone companies. Recently, several ISPs asked the FCC as well as local authorities to require cable companies offering internet access services over their broadband facilities to allow access to those facilities on an unbundled basis to other ISPs. In a recent report on the deployment of advanced telecommunications capability under Section 706 of the 1996 Act, the FCC declined to convene a proceeding to consider whether to impose such an access requirement on cable companies. However, the FCC indicated that it would continue to monitor the issue of broadband deployment. Also, the FCC denied requests by certain ISPs that it condition its approval of the merger of AT&T and TCI, now known as AT&T Broadband, LLC, on a requirement that those companies allow access by ISPs to their broadband facilities. Several local jurisdictions also are reviewing this issue. Last year, the U.S. Court of Appeals for the Ninth Circuit overturned a requirement, imposed by a local franchising authority in the context of a franchise transfer, that the cable operator, if it chooses to provide internet service, must provide open access to its system for other ISPs on the ground that internet access is not a cable service and thus is not subject to local franchising authority regulation. U.S. District Courts in Virginia and Florida have also held that a local franchising authority cannot impose an open access requirement. An appeal from the Virginia ruling is pending before the Fourth Circuit.

        There are currently few laws or regulations which specifically regulate communications or commerce over the internet. Section 230 of the Communications Act, added to that act by the 1996 Act, declares it to be the policy of the United States to promote the continued development of the internet and other interactive computer services and interactive media, and to preserve the vibrant and competitive free market that presently exists for the internet and other interactive computer services, unfettered by federal or state regulation. One area in which Congress did attempt to regulate content over the internet involved the dissemination of obscene or indecent materials. The provisions of the 1996 Act generally referred to as the Communications Decency Act were found to be unconstitutional by the United States Supreme Court in 1997.

    Local Telecommunications Services

        The 1996 Act provides that no state or local laws or regulations may prohibit or have the effect of prohibiting any entity from providing any interstate or intrastate telecommunications service. States are authorized, however, to impose "competitively neutral" requirements regarding universal service, public service, public safety and welfare, service quality and consumer protection. State and local governments also retain their authority to manage the public rights-of-way and may require reasonable, competitively neutral compensation for management of the public rights-of-way when cable operators provide telecommunications service.

        We may in the future allow our cable infrastructure to be used for the provision of local telecommunications services to residential and business consumers. Local telecommunications service is subject to regulation by state utility commissions. Use of local telecommunications facilities to originate and terminate long distance services, a service commonly referred to as "exchange access," is subject to regulation both by the FCC and by state utility commissions. As a provider of local exchange service, we would be subject to the requirements imposed upon local exchange carriers by the 1996 Act. These include requirements governing resale, telephone number portability, dialing parity, access to rights-of-way and reciprocal compensation. Our ability to successfully offer local telecommunications service will be dependent, in part, on the opening of local telephone networks by incumbent local telephone companies as required of them by the 1996 Act. In January 1999, the United States Supreme Court reversed and vacated in part an earlier decision of a federal court of appeals striking down portions of the FCC's 1996 rules governing local telecommunications competition. The Supreme Court held that the FCC has authority under the Communications Act to establish rules to govern the pricing of facilities and services provided by incumbent local exchange carriers ("ILECS") to open their local networks to competition. However, in July 2000, the U.S. Court of Appeals for the Eighth Circuit vacated several FCC rules concerning interconnection and pricing of ILEC network elements, including a rule that mandates that ILECs set prices for unbundled network elements at the lowest cost network configuration, and another rule that would have required the ILECs to bundle combinations of network elements at the competing carrier's request. The U.S. Supreme Court decided to review this decision (consolidated with four other lower court challenges to the FCC's interconnection rules) in its next session, which commences in October 2001. How these questions are resolved will impact our ability to provide local telecommunications service in competition with incumbent local exchange telephone companies. For additional information regarding telephony legislation and regulation, see Adelphia Business Solutions' Annual Report on Form 10-K for the year ended December 31, 2000, also filed with the SEC.

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

        The Company's cables and related equipment are generally attached to utility poles under pole rental agreements with local public utilities, although in some areas the distribution cable is buried in underground ducts or trenches. See "Legislation and Regulation-FCC Regulation."

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

        Substantially all of the assets of Adelphia's subsidiaries are subject to encumbrances as collateral in connection with the Company's credit arrangements, either directly with a security interest or indirectly through a pledge of the stock in the respective subsidiaries. See Note 4 to the Adelphia Consolidated Financial Statements. The Company believes that its properties, both owned and leased, are in good operating condition and are suitable and adequate for the Company's business operations.

        Adelphia Business Solutions' fiber optic cable, fiber optic communications equipment and other properties and equipment used in its networks, are owned or leased by Adelphia Business Solutions and its subsidiaries, or in certain circumstances, its joint ventures. Fiber optic cable plant used in providing service is primarily on or under public roads, highways or streets, with the remainder being on or under private property. As of December 31, 2000, Adelphia Business Solutions' total communications equipment in service consists of fiber optic communications equipment, fiber optic cable, switches, other electronic equipment, furniture and fixtures, leasehold improvements and construction in progress. Such properties do not lend themselves to description by character and location of principal units.

ITEM 3.  LEGAL PROCEEDINGS

        On or about March 24, 2000, ML Media Partners, L.P. ("ML Media") commenced an action by filing a Verified Complaint (the "Complaint") in the Supreme Court of the State of New York, New York County, against Arahova Communications, Inc. ("Arahova"), Century Communications Corp., a Texas subsidiary of Arahova ("Century"), and Adelphia. In the nine count Complaint, ML Media alleges that it entered into a joint venture agreement (the "Agreement") with Century which, as subsequently modified, governed the ownership, operation and disposition of cable television systems in Puerto Rico (the "Joint Venture"). The Complaint alleges that Adelphia and its affiliates took over Century's interest in the Joint Venture on or around October 1, 1999, and have, according to the Complaint, breached their fiduciary obligations to the Joint Venture and violated certain provisions of the Agreement. The Complaint further alleges that ML Media gave Century notice that ML Media was exercising its rights under the Agreement to require that Century elect to (A) purchase ML Media's interest in the Joint Venture at an appraised fair value, or (B) seek to sell the cable systems to one or more third parties. Century, according to the Complaint, elected to pursue the sale of the cable systems and indicated that it was evaluating whether it or an affiliate thereof would make an offer for the cable systems. The Complaint alleges that Century or its affiliates' potential participation in the sale process is improper. The Complaint asks for, among other things, the dissolution of the Joint Venture and the appointment of a receiver to effect a prompt sale of the Joint Venture. The parties completed discovery in the action and each filed motions for partial summary judgment. On July 10, 2000, the court granted ML Media's motion for partial summary judgment on the fourth cause of action and declared that neither Century nor any of its affiliates may bid on or attempt to purchase the assets and business of the Joint Venture. The court also dismissed the fourth count of the counterclaim and required Century to proceed diligently with ML Media in locating one or more third parties to complete the sale and prohibited any defendant from interfering with the sale. On July 26, 2000, the court also ordered that the sale may be a sale of either the assets of the Joint Venture or the partnership interests in the Joint Venture. The court did not address other issues concerning the motion for summary judgment and did not schedule a full hearing on the merits. On August 7, 2000, Adelphia and the other defendants filed a notice of appeal with respect to the above described orders and judgment of the Court. On January 23, 2001, the Appellate Division affirmed the decision of the court. On February 26, 2001, the defendants filed with the Appellate Division a Motion for Leave to Appeal to the Court of Appeals and supporting Affirmation. The management of Adelphia and Arahova intend to vigorously defend this action. Management believes that this matter will not have a material adverse effect on the financial statements of the Company.

        In 1999, Arahova, a subsidiary of Adelphia, was sued in a class-action case, Galley vs. American Telephone & Telegraph Corp. et al., where the plaintiffs allege, that by requiring customers to purchase the @Home service, rather than offering the option of access alone, Arahova and the other defendant Multiple System Operators ("MSO's") are illegally "tying" internet content to internet access, thereby violating both the federal antitrust laws and California unfair trade practice statutes. The plaintiffs also allege that the defendants have entered into an illegal conspiracy to require all MSO's providing, or desiring to provide, the @Home service to enter into contracts precluding them from offering any competing internet service. The plaintiffs have recently filed an amended complaint alleging that the violations are national in scope (rather than merely local). Arahova is vigorously defending this case. Due to the preliminary nature of the litigation, the outcome cannot be predicted.

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

        None.

Executive Officers of the Registrant

        The executive officers of the Company, first elected to hold their respective positions on July 1, 1986, serve at the discretion of the Board of Directors.

        The executive officers of the Company are:

        NAME                        AGE                            POSITION
        John J. Rigas                76      Chairman, Chief Executive Officer, President and Director

        Michael J. Rigas             47      Executive Vice President, Operations, Secretary and Director

        Timothy J. Rigas             44      Executive Vice President, Chief Financial Officer, Treasurer and Director

        James P. Rigas               43      Executive Vice President, Strategic Planning and Director


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

PART II
(Dollars in thousands, except per share amounts)

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

                              CLASS A COMMON STOCK

               QUARTER ENDED:                                               HIGH           LOW

               March 31, 1999                                           $  64 3/8     $  44 7/8
               June 30, 1999                                            $  87         $  55 1/8
               September 30, 1999                                       $  69 1/4     $  54
               December 31, 1999                                        $  67         $  47 1/4

               March 31, 2000                                           $  76 7/16    $  44 1/2
               June 30, 2000                                            $  50 3/4     $  37 3/4
               September 30, 2000                                       $  48 3/4     $  23 11/16
               December 31, 2000                                        $  52 1/4     $  23 1/2


        As of March 29, 2001, there were approximately 675 holders of record of Adelphia's Class A common stock.

        No established public trading market exists for Adelphia's Class B common stock. As of the date hereof, the Class B common stock was held of record by seven persons, principally members of, or entities owned by, the Rigas family. The Class B common stock is convertible into shares of Class A common stock on a one-to-one basis. As of March 29, 2001 the Rigas family owned 100% of the outstanding Class B common stock.

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

        On November 1, 2000, Adelphia acquired cable systems in the Cleveland, Ohio area from Cablevision Systems Corp. These systems served approximately 310,000 subscribers at the date of acquisition. In connection with the acquisition, Adelphia issued 10,800,000 shares of its Class A common stock in reliance on the exemption provided by Section 4(2) of the Securities Act, as amended, and paid cash of approximately $990,000.

ITEM 6.  SELECTED FINANCIAL DATA
 (Dollars in thousands, except per share amounts)

        The selected consolidated financial data as of and for each of the two years in the period ended March 31, 1998, the nine months ended December 31, 1998 and for each of the two years in the period ended December 31, 2000 have been derived from the audited consolidated financial statements of the Company. The selected consolidated financial data for the year ended December 31, 1998 have been derived from unaudited condensed consolidated financial statements of the Company not included herein; however, in the opinion of management, such data reflect all adjustments (consisting only of normal and recurring adjustments) necessary to fairly present the data for such period. This data should be read in conjunction with the consolidated financial statements and related notes thereto as of December 31, 1999 and 2000 and the nine months ended December 31, 1998 and the years ended December 31, 1999 and 2000 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K. The statement of operations data with respect to fiscal years ended March 31, 1997 and 1998, and the balance sheet data at March 31, 1997 and 1998 and December 31, 1998, have been derived from audited consolidated financial statements of the Company not included herein.


                                   Nine Months
                                      Ended
                                    December
                                         Year Ended March 31,       31,                Year Ended December 31,
                                        ---------------------- ------------- -----------------------------------------
                                            1997       1998         1998          1998          1999          2000
                                        ----------- ---------- ------------- ------------- ------------- -------------
                                                                              (unaudited)
Revenues                                $ 472,778   $ 524,889  $    496,014  $   630,999   $ 1,287,968   $ 2,909,351
Direct operating and programming
  expense                                 148,982     167,288       167,963      213,327       432,612     1,070,346
Selling, general and administrative
  expense                                  81,763      95,731       107,249      132,895       340,579       749,612
Restructuring charges                         --          --            --           --            --          5,420
Depreciation and amortization expenses    124,066     145,041       140,974      181,445       371,025       867,877
Merger and integration costs                  --          --            --           --          4,736           --
                                        ----------- ---------- ------------- ------------- ------------- -------------
Operating income                          117,967     116,829        79,828      103,332       139,016       216,096
                                        ----------- ---------- ------------- ------------- ------------- -------------
Priority investment income from Olympus    42,086      47,765        36,000       48,000        36,000           --
Cash interest expense - net              (190,965)   (206,124)     (156,789)    (205,554)     (307,517)     (778,481)
Noncash interest expense                  (41,360)    (37,430)      (23,663)     (31,112)      (52,068)     (144,384)
Equity in loss of joint ventures          (59,169)    (79,056)      (58,471)     (78,193)      (68,376)      (28,281)
Adelphia Business Solutions preferred
  stock dividends                             --      (12,682)      (21,536)     (28,230)      (32,173)      (36,219)
Minority interest in net losses of
  subsidiaries                                --          --         25,772       25,772        38,699       138,531
Other-than-temporary impairment of
  marketable equity securities                --          --            --           --            --       (109,605)
Gain on cable systems swap                    --          --         21,455       21,455           --         37,552
Other                                      12,151       2,538         1,113        2,633         1,865         (411)
                                        ----------- ---------- ------------- ------------- ------------- -------------
Loss before income taxes and
  extraordinary loss                     (119,290)   (168,160)      (96,291)    (141,897)     (244,554)     (705,202)
Income tax benefit                            358       5,606         6,802       12,967        14,493       157,634
                                        ----------- ---------- ------------- ------------- ------------- -------------
Loss before extraordinary loss           (118,932)   (162,554)      (89,489)    (128,930)     (230,061)     (547,568)
Extraordinary loss on early retirement
  of debt                                 (11,710)    (11,325)       (4,337)      (4,337)      (10,658)          --
                                        ----------- ---------- ------------- ------------- ------------- -------------
Net loss                                 (130,642)   (173,879)      (93,826)    (133,267)     (240,719)     (547,568)
Dividend requirements applicable
  to preferred stock                          --      (18,850)      (20,718)     (27,570)      (41,963)      (54,916)
                                        ----------- ---------- ------------- ------------- ------------- -------------
Net loss applicable to common
  stockholders                          $(130,642)  $(192,729) $   (114,544) $  (160,837)  $  (282,682)  $  (602,484)
                                        =========== ========== ============= ============= ============= =============
Basic and diluted loss per weighted
  average share of common stock before
  extraordinary loss                    $   (4.50)  $   (6.07) $      (3.04) $     (4.49)  $     (3.73)  $     (4.45)
Basic and diluted net loss per
  weighted average share of common
  stock                                     (4.94)      (6.45)        (3.16)       (4.62)        (3.88)        (4.45)

Cash dividends declared per common
  share                                        --          --            --           --            --            --

Business Segment Information:

        Adelphia operates primarily in two operating segments within the telecommunications industry: cable television and related investments ("Cable and Other Segment") and competitive local exchange carrier telephony ("Adelphia Business Solutions" or "CLEC Segment"). The balance sheet data and other data as of and for each of the two years in the period ended March 31, 1998, as of and for the nine months ended December 31, 1998 and as of and for the years ended December 31, 1999 and 2000 of Adelphia Business Solutions have been derived from audited consolidated financial statements of Adelphia Business Solutions not included herein.


                                                    March 31,                      December 31,
                                           ------------------------ ------------------------------------------
Balance Sheet Data:                            1997        1998        1998          1999           2000
                                           ----------- ------------ ----------- -------------- --------------

Adelphia Consolidated
  Total assets                             $1,643,826  $2,304,671   $3,315,761  $17,288,615     $ 21,499,480
  Total debt                                2,544,039   2,909,745    3,527,452    9,291,732       12,603,413
  Cash and cash equivalents                    61,539     276,895      398,644      186,874          124,634
  Restricted cash                                 --          --           --           --            54,178
  Investments (a)                             130,005     150,787      229,494      308,342          300,312
  Redeemable preferred stock                      --      355,266      376,865      409,211          445,602
  Convertible preferred stock
    (liquidation preference)                      --      100,000      100,000      675,000          575,000

Adelphia Business Solutions
  Total assets                             $  174,601  $  639,992   $  836,342  $ 1,171,074 (b) $  1,889,466
  Total debt                                  215,675     528,776      494,109      845,178        1,390,456
  Cash and cash equivalents                    59,814     230,750      242,570        2,133            3,543
  Restricted cash                                 --          --           --           --            54,178
  Investments (a)                              56,695      69,596      138,614       61,400           66,800
  Redeemable preferred stock                        -     207,204      228,674      260,848          297,067

Adelphia, excluding Adelphia
  Business Solutions
  Total assets                             $1,469,225  $1,664,679   $2,479,419  $16,117,541     $ 19,610,014
  Total debt                                2,328,364   2,380,969    3,033,343    8,446,554       11,212,957
  Cash and cash equivalents                     1,725      46,145      156,074      184,741          121,091
  Investments (a)                              73,310      81,191       90,880      246,942          233,512
  Redeemable preferred stock                      --      148,062      148,191      148,363          148,535
  Convertible preferred stock
    (liquidation preference)                      --      100,000      100,000      675,000          575,000













                         See "Other Data" on next page.




                                                        Nine Months
                                                           Ended            Year Ended           Three Months Ended
                                Year Ended March 31,    December 31,       December 31,             December 31,
                              ------------------------- ------------ ------------------------ --------------------------
Other Data:                       1997         1998         1998         1999         2000         1999         2000
                              ------------- ----------- ------------ ------------ ----------- ------------ ------------
                                                                                               (unaudited)  (unaudited)
Adelphia Consolidated
  Revenues                     $  472,778   $  524,889  $   496,014  $ 1,287,968  $ 2,909,351 $   635,273  $   804,649
  Priority income                  42,086       47,765       36,000       36,000          --          --           --
  Operating expenses (c)          230,745      263,019      275,212      773,191    1,819,958     367,608      528,775
  Depreciation and
    amortization expenses         124,066      145,041      140,974      371,025      867,877     184,693      242,924
  Operating income                117,967      116,829       79,828      139,016      216,096      78,236       27,530
  Interest expense - net         (232,325)    (243,554)    (180,452)    (359,585)    (922,865)   (187,945)    (288,775)
  Preferred stock dividends           --       (31,532)     (42,254)     (74,136)     (91,135)    (23,217)     (21,181)
  Capital expenditures            129,609      183,586      255,797      819,197    2,208,001     415,188      874,962
  Cash paid for acquisitions
    - net of cash acquired        143,412      146,546      403,851    2,178,037    1,880,800   1,988,249    1,094,557
  Cash used for investments        51,415       86,851       81,558       56,365       57,346      14,342        8,183

Adelphia Business Solutions
  Revenues                     $    5,088   $   13,510  $    34,776  $   154,575  $   351,974 $    55,575  $   108,908
  Operating expenses (c)           10,212       22,118       54,050      201,140      460,512      71,485      144,827
  Depreciation and
    amortization expenses           3,945       11,477       26,671       65,244      114,614      19,955       41,384
  Operating loss                   (9,069)     (20,085)     (45,945)    (111,809)    (228,572)    (35,865)     (82,723)
  Interest expense - net (d)      (22,401)     (36,030)     (20,010)     (45,898)     (78,394)    (16,103)     (42,405)
  Preferred stock dividends           --       (12,682)     (21,536)     (32,173)     (36,219)     (8,586)      (9,483)
  Capital expenditures             36,127       68,629      146,752      453,206      712,807     220,788      233,806
  Cash paid for acquisitions
    - net of cash acquired          5,040       65,968          --       129,118          --          --           --
  Cash used for investments        34,769       64,260       69,018       24,496       10,375      (2,925)         --

Adelphia, excluding Adelphia
      Business Solutions
  Revenues                     $  467,690   $  511,379  $   461,238  $ 1,133,393  $ 2,557,377 $   579,698  $   695,741
  Priority income                  42,086       47,765       36,000       36,000          --          --           --
  Operating expenses (c)          220,533      240,901      221,162      572,051    1,359,446     296,123      383,948
  Depreciation and
    amortization expenses         120,121      133,564      114,303      305,781      753,263     164,738      201,540
  Operating income                127,036      136,914      125,773      250,825      444,668     114,101      110,253
  Interest expense - net (e)     (209,924)    (207,524)    (160,442)    (313,687)    (844,471)   (171,842)    (246,370)
  Preferred stock dividends           --       (18,850)     (20,718)     (41,963)     (54,916)    (14,631)     (11,698)
  Capital expenditures             93,482      114,957      109,045      365,991    1,495,194     194,400      641,157
  Cash paid for acquisitions
    - net of cash acquired        138,372       80,578      403,851    2,048,919    1,880,800   1,988,249    1,094,557
  Cash used for investments        16,646       22,591       12,540       31,869       46,971      17,267        8,183

(a) Represents total investments before cumulative equity in net losses.
(b) Amount excludes receivables from Adelphia of $392,629 as of December 31, 1999.
(c) Amount excludes depreciation and amortization expenses, restructuring charges and merger and integration costs.
(d) Amounts include interest income (expense) from Adelphia of $0, $0, $8,395, $8,483, $6,282, $1,540 and $(721) for the respective periods.
(e) Amounts include interest expense (income) to Adelphia Business Solutions of $0, $0, $8,395, $8,483, $6,282, $1,540 and $(721) for the respective periods.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS
           (Dollars in thousands)

See Safe Harbor Statement following the table of contents, which section is incorporated by reference herein.

    Introduction

        During the year ended December 31, 1999, the Company completed the acquisition of the Olympus partnership interests held by FPL Group, Inc., and the acquisitions of FrontierVision Partners, L.P., Century Communications Corp. and Harron Communications Corp. (collectively, the "Acquisitions"). The Acquisitions were all completed on October 1, 1999 and were accounted for under the purchase method of accounting. Accordingly, the financial results of the Acquisitions have been included in the results of Adelphia effective from October 1, 1999. The Company had additional acquisitions during the years ended December 31, 1999 and 2000, which are disclosed in Note 1 to the Adelphia consolidated financial statements that are included in Adelphia's results of operations effective from the dates acquired. In addition, during the years ended December 31, 1999 and 2000, the Company entered into several financing transactions, the proceeds of which were partially used to fund one or more of the Acquisitions or for other acquisitions or general corporate purposes.

    Results of Operations

General

        On March 30, 1999, the Board of Directors of Adelphia changed its fiscal year from March 31 to December 31. The decision was made to conform to general industry practice and for administrative purposes. The change became effective for the nine months ended December 31, 1998. Management's discussion and analysis of financial condition and results of operations compares the years ended December 31, 1999 and 2000 and the years ended December 31, 1998 (unaudited) and 1999.

        Adelphia earned substantially all of its revenues in the nine months ended December 31, 1998 and the years ended December 31, 1999 and 2000 from monthly subscriber fees for basic, satellite, digital, premium and ancillary services (such as installations and equipment rentals), local and national advertising sales, pay-per-view programming, high speed data services and CLEC telecommunications services.

        The changes in Adelphia's results of operations for the year ended December 31, 1999 and 2000, compared to the respective prior periods, were primarily the result of acquisitions, expanding existing cable television operations and the impact of increased advertising sales and other service offerings as well as increases in cable rates, effective January 1, 1999 and August 1, 1999.

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

        Adelphia Business Solutions, together with its subsidiaries, operates certain wholly owned CLEC telecommunications systems and owns a 50% interest in three CLEC joint ventures which it manages. Adelphia Business Solutions is an unrestricted subsidiary for purposes of the Company's indentures.

        The information below for the nine months ended December 31, 1998 and the years ended December 31, 1999 and 2000 is derived from Adelphia's consolidated financial statements that are included in this Annual Report on Form 10-K. Information for the twelve months ended December 31, 1998 is derived from unaudited condensed consolidated financial statements of the Company not included herein; however, in the opinion of management, such data reflect all adjustments (consisting only of normal and recurring adjustments) necessary to fairly present the data for such periods.

        This table sets forth the percentage relationship to revenues of the components of operating income contained in such financial statements for the periods indicated.

                                                                      Percentage of Revenues

                                                       Nine Months
                                                         Ended
                                                      December 31,           Year Ended December 31,
                                                           1998          1998           1999         2000
                                                      -------------- -------------  ------------  -----------

         Revenues                                        100.0%         100.0%        100.0%        100.0%

         Operating Expenses:
              Direct operating and programming            33.9%           33.8%         33.6%       36.8%
              Selling, general and administrative         21.6%           21.1%         26.4%       26.0%
              Depreciation and amortization               28.4%           28.8%         28.8%       29.8%
              Merger and integration costs                  --              --           0.4%         --
                                                      --------------  ------------  ------------  -----------
         Operating Income                                  16.1%          16.3%         10.8%        7.4%
                                                      ==============  ============  ============  ===========


        The information below separately discusses the operating results of Adelphia's two operating segments: Cable and Other Segment and CLEC Segment.

Cable and Other Segment

    Comparison of the Years Ended December 31, 1999 and 2000

    Revenues

        The primary revenue sources reflected as a percentage of total revenues for the Cable and Other Segment were as follows:

                                                                                        Year Ended
                                                                                       December 31,
                                                                                     1999          2000
                                                                                 ------------  ------------
             Service and equipment                                                   79%           76%
             Premium programming                                                     10%           10%
             Advertising sales and other services                                    11%           14%


        Revenues increased approximately 125.6% for the year ended December 31, 2000 compared with the prior year. The increase is attributable to the following:


                                                                                             Year Ended
                                                                                            December 31,
                                                                                                2000
                                                                                         ------------------
             Acquisitions                                                                        88%
             Basic subscriber growth                                                              1%
             Rate increases                                                                       8%
             Premium programming                                                                 (4%)
             Advertising sales and other services                                                 7%


        Effective August 1, 1999, certain rate increases related to regulated cable services were implemented in substantially all of the Company's systems. Advertising revenues and revenues derived from other strategic service offerings such as paging, high-speed data and long distance services also had a positive impact on revenues for the year ended December 31, 2000. The Company expects to implement rate increases related to certain cable services in substantially all of the Company's systems during 2001.

    Direct Operating and Programming Expenses

        Direct operating and programming expenses, which are mainly basic and premium programming costs and technical expenses, increased 137.1% to $887,032 for the year ended December 31, 2000 from $374,087 for the same period of 1999. Acquisitions and increases in programming rates accounted for substantially all of the increase in 2000, while being partially offset by operational efficiencies recognized in connection with the acquisitions.

    Selling, General and Administrative Expenses

        These expenses, which are mainly comprised of costs related to system offices, customer service representatives and sales and administrative employees, increased 138.6% to $472,414 for the year ended December 31, 2000 from $197,964 for the same period of 1999. Acquisitions, subscriber growth and new services accounted for substantially all of the increase in 2000.

    Depreciation and Amortization

        Depreciation and amortization increased 146.3% to $753,263 for the year ended December 31, 2000, from $305,781 for the same period of 1999. Acquisitions and increased capital expenditures accounted for substantially all of the increase in 2000.

    Priority Investment Income from Olympus

        Priority investment income is comprised of payments received from Olympus of accrued priority return on the Company's investment in 16.5% preferred limited partner ("PLP") interests in Olympus prior to the consolidation of Olympus effective October 1, 1999.

    Interest Expense - net

        Interest expense - net increased 169.2% to $844,471 for the year ended December 31, 2000, from $313,687 for the same period of 1999. Acquisitions accounted for 73.4% of the increase in 2000. The remaining increase was due primarily to an increase in average outstanding debt and interest rates.

    Equity in Loss of Joint Ventures

        The equity in loss of joint ventures represents primarily (i) the Company's pro-rata share of its less than majority owned entities operating losses and (ii) in 1999, the Company's pro-rata share of Olympus' losses and the accretion requirements of Olympus' PLP interests prior to the consolidation of Olympus. Equity in loss of joint ventures decreased in 2000 as compared to 1999, primarily due to the consolidation of Olympus.

    Minority Interest in Net Losses of Subsidiaries

         Minority interest in net losses of subsidiaries increased 258.0% to $138,531 for the year ended December 31, 2000 from $38,699 for the same period in 1999. Acquisitions accounted for 4.4% of the increase in 2000. The remaining increase was primarily due to increased net losses of Adelphia Business Solutions attributable to minority interests.

    Gain on Cable Systems Swap

        On May 1, 2000, Adelphia swapped certain of its cable systems for certain cable systems owned by AT&T. As a result of this transaction, a gain of $37,552 was recognized. There were no such cable system swaps for the year ended December 31, 1999.

    Other-Than-Temporary Impairment of Marketable Equity Securities

        During 2000, the Company recognized losses of $109,605, which resulted from the write down of certain marketable equity securities classified as available-for-sale, which experienced a decline in value that was deemed other-than-temporary. There were no other-than-temporary declines in marketable equity securities during 1999.

    Preferred Stock Dividends

        Preferred stock dividends increased 30.9% to $54,916 for the year ended December 31, 2000, from $41,963 for the same period in 1999. The increase for the year ended December 31, 2000 is due to a full year of dividends during 2000 on the Series D convertible preferred stock issued in April 1999.

    Comparison of the Years Ended December 31, 1998 and 1999

    Revenues

        The primary revenue sources reflected as a percentage of total revenues for the Cable and Other Segment were as follows:

                                                                                        Year Ended
                                                                                       December 31,
                                                                                    1998          1999
                                                                                 ------------  ------------
             Service and equipment                                                   79%           79%
             Premium programming                                                     10%           10%
             Advertising sales and other services                                    11%           11%


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

    Direct Operating and Programming Expenses

        Direct operating and programming expenses, which are mainly basic and premium programming costs and technical expenses, increased 94.8% to $374,087 for the year ended December 31, 1999 from $192,077 for the same period of 1998. Acquisitions accounted for 91.0% of the increase in 1999. The remaining increase was due primarily to increased programming costs, incremental costs associated with increased subscribers and new services.

    Selling, General and Administrative Expenses

        These expenses, which are mainly comprised of costs related to system offices, customer service representatives and sales and administrative employees, increased 114.4% to $197,964 for the year ended December 31, 1999 from $92,339 for the same period of 1998. Acquisitions accounted for 77.8% of the increase in 1999. The remaining increase was due primarily to subscriber growth, new services, and an increase in administrative employees due to the recently completed acquisitions.

    Depreciation and Amortization

        Depreciation and amortization for the cable and other segment increased 103.4% to $305,781 for the year ended December 31, 1999, from $150,324 for the same period of 1998. Acquisitions accounted for 84.3% of the increase in 1999. The remaining increase was due primarily to increased capital expenditures made during the past several years.

    Priority Investment Income from Olympus

        Priority investment income is comprised of payments received from Olympus of accrued priority return on the Company's investment in 16.5% preferred limited partner ("PLP") interests in Olympus prior to the consolidation of Olympus effective October 1, 1999.

    Interest Expense - net

        Interest expense - net increased 50.4% to $313,687 for the year ended December 31, 1999, from $208,609 for the same period in 1998. Acquisitions accounted for 114.7% of the increase in 1999. This increase was partially offset by paying down debt for a portion of the year due to financing transactions and increased interest income.

    Equity in Loss of Joint Ventures

        The equity in loss of joint ventures represents primarily (i) the Company's pro-rata share of its less than majority owned entities operating losses, and (ii) the Company's pro-rata share of Olympus' losses and the accretion requirements of Olympus' PLP interests prior to the consolidation of Olympus. Equity in loss of joint ventures decreased in 1999 as compared to 1998, primarily due to the consolidation of Olympus.

    Minority Interest in Net Losses of Subsidiaries

        Minority interest in net losses of subsidiaries increased 50.2% to $38,699 for the year ended December 31, 1999 from $25,772 for the same period in 1998. Acquisitions accounted for 45.4% of the increase in 1999. The remaining increase was primarily due to increased net losses of Adelphia Business Solutions attributable to minority interests.

    Gain on Cable Systems Swap

        On April 1, 1998, Adelphia swapped certain of its cable systems for certain cable systems owned by Time Warner Entertainment. As a result of this transaction, a gain of $21,455 was recognized. There were no such cable system swaps for the year ended December 31, 1999.

    Extraordinary Loss on Early Retirement of Debt

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

CLEC Segment

    Comparison of the Years Ended December 31, 1999 and 2000

    Revenues

        The primary sources of revenues, reflected as a percentage of total revenue were as follows:

                                                                           Year Ended
                                                                          December 31,
                                                                       1999          2000
                                                                  ------------- --------------

                 Local service                                           69.2%          69.2%
                 Dedicated access                                        21.1            9.7
                 Management fees                                          3.2            2.2
                 Enhanced services                                        3.1            8.9
                 Long distance                                            1.1            2.4
                 Other                                                    2.3            7.6


        Revenues increased 127.7% to $351,974 for the year ended December 31, 2000, from $154,575 in the prior year.

                 The increase is attributable to the following:
                         Growth in Class of 1996 Markets                       $      105,498
                         Growth in Class of 1997/98 Markets                            10,164
                         Acquisition of local partner interests                        20,416
                         Growth in Class of 1999 Markets                               56,580
                         Class of 2000 Markets                                          2,093
                         Management fees                                                2,648

    Direct Operating and Programming

        Direct operating and programming expense increased 213.2% to $183,314 for the year ended December 31, 2000, from $58,525 in the prior year.

                 The increase is attributable to the following:
                         Growth in Original Markets                            $        40,938
                         Acquisition of local partner interests                          8,299
                         Expansion markets                                              72,343
                         Network Operations Control Center ("NOCC")                      3,209


        The increased number and size of the operations of the networks resulted in increased employee related costs, equipment maintenance costs and expansion costs.

    Selling, General and Administrative Expense

        Selling, general and administrative expense increased 94.4% to $277,198 for the year ended December 31, 2000, from $142,615 in the prior year.

                  The increase is attributable to the following:
                         Growth in Original Markets                             $      35,303
                         Acquisition of local partner interests                         9,184
                         Expansion markets                                             49,171
                         Sales and marketing activities                                 2,616
                         Corporate overhead charges                                    38,309

    Restructuring Charges

        Restructuring charges were $5,420 for the year ended December 31, 2000 as a result of Adelphia Business Solutions' revised network expansion plan.

    Depreciation and Amortization Expense

        Depreciation and amortization expense increased 75.6% to $114,614 during the year ended December 31, 2000, from $65,244 in the prior year, primarily as a result of increased depreciation resulting from the higher depreciable asset base at the NOCC and the networks, amortization of deferred financing costs and the acquisition of local partner interests.

    Interest Expense - net

         Interest expense - net increased 70.8% to $78,394 for the year ended December 31, 2000, from $45,898 in the prior year primarily as a result of the draws on the credit facility.

    Equity in Net Loss of Joint Ventures

         Equity in net loss of joint ventures decreased by 63.1% to $2,858 for the year ended December 31, 2000, from $7,758 in the prior year as a result of the consolidation of several joint ventures resulting from the purchase of the local partners' interests, and to the maturing of the remaining joint venture networks. The decreased net losses of the joint ventures were primarily the result of increased revenues only partially offsetting startup and other costs and expenses associated with design, construction, operation and management of the networks.

        The number of non-consolidated joint venture networks paying management fees to Adelphia Business Solutions decreased from four at December 31, 1999 to three at December 31, 2000. These networks paid management and monitoring fees to Adelphia Business Solutions, which are included in revenues, aggregating approximately $7,600 for the year ended December 31, 2000, an increase of approximately $2,600 over the prior year. The non-consolidated networks' net losses, including networks under construction, for the year ended December 31, 1999 and 2000 aggregated approximately $15,200 and $6,200, respectively.

    Preferred Stock Dividends

        Preferred stock dividends increased 12.6% to $36,219 during the year ended December 31, 2000 from $32,173 during the prior year. The increase was due to a higher outstanding preferred stock base resulting from the payment of dividends in additional shares of preferred stock.

    Comparison of the Years Ended December 31, 1998 and 1999

    Revenues

        The primary sources of revenues, reflected as a percentage of total revenue were as follows:

                                                                             Year Ended
                                                                            December 31,
                                                                         1998          1999
                                                                    -------------- ------------
                Local service                                               53.0%        69.2%
                Dedicated access                                            37.5         21.1
                Management fees                                              9.3          3.2
                Enhanced services                                             --          3.1
                Long distance and other                                      0.2          3.4


        Revenues increased 290.4% to $154,575 for the year ended December 31, 1999, from $39,596 in the prior year.

                 The increase is attributable to the following:
                         Growth in Original Markets                            $    75,978
                         Acquisition of local partner interests                     27,955
                         Expansion markets                                           9,798
                         Management fees                                             1,248


    Direct Operating and Programming

        Direct operating and programming expense increased 175.4% to $58,525 for the year ended December 31, 1999, from $21,250 in the prior year.

                 The increase is attributable to the following:
                         Growth in Original Markets                            $        17,270
                         Acquisition of local partner interests                          8,381
                         Expansion markets                                              10,888
                         Network control center                                            736


        The increased number and size of the operations of the networks resulted in increased employee related costs, equipment maintenance costs and expansion costs.

    Selling, General and Administrative Expense

        Selling, general and administrative expense increased 251.6% to $142,615 for the year ended December 31, 1999, from $40,556 in the prior year.

                  The increase is attributable to the following:
                         Growth in Original Markets                             $       28,406
                         Acquisition of local partner interests                         12,242
                         Expansion markets                                              42,609
                         Sales and marketing activities                                  6,865
                         Corporate overhead charges                                     11,937


    Depreciation and Amortization Expense

        Depreciation and amortization expense increased 109.6% to $65,244 during the year ended December 31, 1999, from $31,121 in the prior year, primarily as a result of increased depreciation resulting from the higher depreciable asset base at the NOCC and the networks, amortization of deferred financing costs and the acquisition of local partner interests.

    Interest Expense - net

         Interest expense - net increased 63.6% to $45,898 for the year ended December 31, 1999, from $28,057 in the prior year as a result of the issuance of the 12% Senior Subordinated Notes due 2007 discussed previously partially offset by an increase in the amount of interest capitalized on projects under construction in 1998.

    Equity in Net Loss of Joint Ventures

        Equity in net loss of joint ventures decreased by 41.5% to $7,758 for the year ended December 31, 1999, from $13,263 in the prior year as a result of the consolidation of several joint ventures resulting from the purchase of the local partners' interests, and to the maturing of the remaining joint venture networks. The decreased net losses of the joint ventures were primarily the result of increased revenues only partially offsetting startup and other costs and expenses associated with design, construction, operation and management of the networks.

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

    Preferred Stock Dividends

        Preferred stock dividends increased 14.0% to $32,173 during the year ended December 31, 1999 from $28,230 during the prior year. The increase was due to a higher outstanding preferred stock base resulting from the payment of dividends in additional shares of preferred stock.

Liquidity and Capital Resources

        Cable television and other telecommunications businesses are capital intensive and typically require continual financing for the construction, modernization, maintenance, expansion and acquisition of cable and other telecommunications systems. During the nine months ended December 31, 1998 and the years ended December 31, 1999 and 2000, the Company committed substantial capital resources for these purposes and for investments in Olympus and other affiliates and entities. These expenditures were funded through the sale of common and preferred stock, long-term borrowings and internally generated funds. The Company's ability to generate cash to meet its future needs will depend generally on its results of operations and the continued availability of external financing.

        For information regarding significant events and financings subsequent to December 31, 2000, see Note 15 to Adelphia's Consolidated Financial Statements.

        For the year ended December 31, 1999 and 2000, cash provided by operating activities totaled $332,139 and $558,775, respectively; cash used for investing activities totaled $3,522,222 and $4,137,819, respectively and cash provided by financing activities totaled $2,978,313 and $3,516,804, respectively. The Company's aggregate outstanding borrowings as of December 31, 2000 were $12,603,413. The Company also had total redeemable preferred stock of $445,602 outstanding as of December 31, 2000.

        For the year ended December 31, 1998 and 1999, cash provided by operating activities totaled $145,592 and
$332,139, respectively; cash used for investing activities totaled $1,155,245 and $3,522,222, respectively, and cash provided by financing activities totaled $1,029,894 and $2,978,313, respectively. The Company's aggregate outstanding borrowings as of December 31, 1999 were $9,291,732. The Company also had total redeemable preferred stock of $409,211 outstanding as of December 31, 1999.

Capital Expenditures

    Cable and Other Segment

        Capital expenditures for the years ended December 31, 1998, 1999 and 2000 were $141,276, $365,991 and $1,495,194, respectively. This increase was primarily due to acquisitions and cable plant rebuilds and upgrades to expand services. The Company expects that capital expenditures for the Cable and Other Segment for the year ending December 31, 2001 will be in a range of approximately $1,300,000 to $1,500,000.

    CLEC Segment

        Capital expenditures for the years ended December 31, 1998, 1999 and 2000 were $180,547, $453,206 and $712,807, respectively. This increase was primarily due to expenditures necessary to develop the Original Markets and the Expansion Markets, as well as the fiber purchases to interconnect the networks. Adelphia Business Solutions estimates that a total of approximately $500,000 will be required to fund Adelphia Business Solutions capital expenditures, working capital requirements, operating losses and pro rata investments in the joint ventures for the year ending December 31, 2001.

Financing Activities

        The Company's financing strategy has been to maintain its public long-term debt at the parent holding company level while the Company's consolidated subsidiaries have their own senior and subordinated credit arrangements with banks and insurance companies, or for Adelphia Business Solutions, its own public debt and equity. As a result of the Acquisitions, Adelphia has four other wholly owned subsidiaries with public long-term debt:
Olympus, Arahova, FrontierVision Holdings, L.P. and FrontierVision Operating Partners, L.P. The Company's ability to generate cash adequate to meet its future needs will depend generally on its results of operations and the continued availability of external financing. During the nine months ended December 31, 1998 and the years ended December 31, 1999 and 2000, the Company generally funded its acquisitions, working capital requirements, capital expenditures, and investments in Olympus, CLEC joint ventures and other affiliates and entities through long-term borrowings primarily from banks, short-term borrowings, internally generated funds and the issuance of public debt or equity. The Company generally has funded the principal and interest obligations on its long-term borrowings from banks and insurance companies by refinancing the principal with new loans or through the issuance of parent and subsidiary company debt securities, and by paying the interest out of internally generated funds. Adelphia has generally funded the interest obligations on its public borrowings from internally generated funds.

        Most of Adelphia's wholly or majority-owned subsidiaries have their own senior credit agreements with banks and/or insurance companies. Typically, borrowings under these agreements are collateralized by the stock and, in some cases, by the assets of the borrowing subsidiary and its subsidiaries and, in some cases, are guaranteed by such subsidiary's subsidiaries. At December 31, 2000, an aggregate of $5,708,529 in borrowings was outstanding under these agreements. These agreements contain certain provisions which, among other things, provide for limitations on borrowings of and investments by the borrowing subsidiaries, transactions between the borrowing subsidiaries and Adelphia and its other subsidiaries and affiliates, and the payment of dividends and fees by the borrowing subsidiaries. These agreements also require the maintenance of certain financial ratios by the borrowing subsidiaries. For further information on subsidiary debt, see Note 4 to the Adelphia Communications Corporation consolidated financial statements. Management believes the Company is in compliance with the financial covenants and related financial ratio requirements contained in its various credit agreements.

        On January 3, 2001, certain subsidiaries of Adelphia closed on a short term secured revolving credit facility. In January 2000, Adelphia also closed on offerings of Class A common stock and 6% convertible subordinated notes due 2006. Proceeds from these offerings were used to repay subsidiary bank debt. For additional information regarding these transactions, see Note 15 to Adelphia's consolidated financial statements.

        At December 31, 2000, after giving effect to the short term secured revolving credit facility, the Class A common stock offering and the 6% convertible subordinated notes due 2006, Adelphia's subsidiaries had an aggregate of $3,181,807 in cash and unused credit lines with banks, part of which is subject to achieving certain levels of operating performance. At December 31, 2000, a portion of the Company's unused credit lines was provided by reducing revolving credit facilities whose revolver periods expire through December 31, 2009.

        At December 31, 2000, the Company's total outstanding debt aggregated $12,603,413, which included $3,423,640 of parent debt and $9,179,773 of subsidiary debt. Bank debt interest rates are based upon one or more of the following rates at the option of Adelphia: prime rate plus 0% to 1.5%; certificate of deposit rate plus 1.25% to 2.75%; or LIBOR plus .625% to 2.5%. The Company's weighted average interest rate on notes payable to banks and institutions was approximately 7.72% at December 31, 1999, compared to 7.90% at December 31, 2000. At December 31, 2000, approximately 11.2% of subsidiary debt with banks and institutions was subject to fixed interest rates for at least one year under the terms of such debt or applicable interest rate swap, cap and collar agreements. Approximately 59.0% of the Company's total indebtedness was at fixed interest rates as of December 31, 2000 after giving effect to certain interest rate swaps, caps and collars.

        Adelphia has entered into interest rate swap, cap and collar agreements with banks and affiliates to reduce the impact of changes in interest rates on its debt. Adelphia enters into pay-fixed agreements to effectively convert a portion of its variable-rate debt to fixed-rate debt. Adelphia enters into receive-fixed agreements to effectively convert a portion of its fixed-rate debt to variable-rate debt which is indexed to LIBOR. Interest rate cap and collar agreements are used to reduce the impact of increases in interest rates on variable rate debt. Adelphia is exposed to market risk in the event of nonperformance by the banks and the affiliates. The Company does not expect any such nonperformance. At December 31, 2000, Adelphia would have received approximately $262 to settle its interest rate swap, cap and collar agreements, representing the excess of fair market value over carrying value of these agreements.

Financing Transactions

        On September 20, 2000, Adelphia issued a total of $750,000 of 10 7/8% Senior Notes due 2010.

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

        During July 2000, Adelphia Business Solutions consummated a purchase agreement with Allegheny Energy, Inc. ("Allegheny") to acquire interests in a jointly owned network located in State College, Pennsylvania. Consideration paid to Allegheny was 330,000 shares of Adelphia Business Solutions' Class A common stock. This purchase increased Adelphia Business Solutions' ownership in this network to 100%. The acquisition was accounted for under the purchase method of accounting. Accordingly, the financial results of the acquired network have been included in the consolidated results of Adelphia Business Solutions effective from the date acquired.

        For additional information regarding Adelphia's and Adelphia Business Solutions' financing transactions, see Notes 4, 5, 7 and 15 to Adelphia's Consolidated Financial Statements.

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

        On October 1, 1999, the redemption of the partnership interests in Olympus held by Telesat Cablevision, Inc. ("Telesat"), a subsidiary of FPL Group, Inc. was completed. The redemption was made in exchange for non cash assets of Olympus of approximately $100,000.

        On October 1, 1999, Adelphia acquired Century through a merger whereby Century was merged with and into a wholly owned subsidiary of Adelphia, Arahova, pursuant to an agreement and plan of merger, dated as of March 5, 1999, and as amended on July 12, 1999 and as further amended on July 29, 1999. In connection with the closing of the Century acquisition, Adelphia issued approximately 47,800,000 new shares of Adelphia Class A common stock and paid approximately

$811,900 to the stockholders of Century, and assumed approximately $1,700,000 of debt. This transaction was approved by Century and Adelphia stockholders at their respective stockholders' meetings on October 1, 1999. As of October 1, 1999, Century had approximately 1,610,000 basic subscribers after giving effect to Century's pending joint venture with AT&T, which closed on December 7, 1999. At the effective time of the merger, Adelphia also purchased Citizens Cable Company's 50% interest in the Citizens/Century Cable Television Joint Venture, one of Century's 50% owned joint ventures, for a purchase price of approximately $131,900, comprised of approximately $27,700 in cash, approximately 1,850,000 shares of Adelphia Class A common stock and the assumption of indebtedness. As of October 1, 1999, this joint venture served approximately 92,300 basic subscribers in California and was jointly owned by Century and Citizens Cable Company, a subsidiary of Citizens Utilities Company. The acquisition was accounted for under the purchase method of accounting. Accordingly, the financial results of the acquired systems are included in the consolidated results of Adelphia effective from the date acquired.

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

        On May 1, 2000, Adelphia and AT&T completed a swap of cable systems serving approximately 13,000 basic subscribers. As a result of this transaction, the Company recorded a gain of $37,552.

        On July 5, 2000, Adelphia acquired Prestige Communications of NC, Inc. These systems served approximately 118,250 subscribers in North Carolina, Virginia and Maryland at the date of acquisition and were purchased for approximately $700,000. The acquisition was accounted for under the purchase method of accounting. Accordingly, the financial results of the acquire systems have been included in the consolidated results of Adelphia effective from the date acquired.

        On November 1, 2000, Adelphia acquired cable systems in the Cleveland, Ohio area from Cablevision Systems Corp. These systems served approximately 310,000 subscribers at the date of acquisition. In connection with the acquisition, Adelphia issued 10,800,000 shares of its Class A common stock and paid cash of approximately $990,000. The acquisition was accounted for under the purchase method of accounting. Accordingly, the financial results of the acquired systems are included in the consolidated results of Adelphia effective from the date acquired.

        In addition to the acquisitions mentioned above, for the year ended December 31, 2000, Adelphia completed several other acquisitions. These acquisitions served approximately 76,000 basic subscribers at the date of acquisition primarily in California, Colorado, Maine, New Hampshire and New York and were purchased for an aggregate price of approximately $174,000 of cash and Class A common stock. The acquisition was accounted for under the purchase method of accounting. Accordingly, the financial results of the acquired systems are included in the consolidated results of Adelphia effective from the date acquired.

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

        During July 2000, Adelphia Business Solutions consummated a purchase agreement with Allegheny Communications Connect, Inc. ("Allegheny") to acquire its interest in a jointly owned network located in State College, PA. Consideration paid to Allegheny was 330,000 shares of Adelphia Business Solutions' Class A common stock. This purchase increased Adelphia Business Solutions' ownership in this network to 100%. Accordingly, the financial results of the acquired network have been included in the consolidated results of Adelphia Business Solutions effective from the date acquired.

        For additional information regarding Adelphia's and Adelphia Business Solutions' acquisitions after December 31, 2000, see Note 15 to Adelphia's Consolidated Financial Statements.

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

        Management believes that the telecommunications industry, including the cable television and telephone industries, continues to be in a period of consolidation characterized by mergers, joint ventures, acquisitions, systems swaps, sales of all or part of cable companies or their assets, and other partnering and investment transactions of various structures and sizes involving cable or other telecommunications companies. The Company continues to evaluate new opportunities that allow for the expansion of its business through the acquisition of additional cable television systems in geographic proximity to its existing regional markets or in locations that can serve as a basis for new market areas. The Company, like other telecommunications companies, has participated from time to time and is participating in preliminary discussions with third parties regarding a variety of potential transactions, and the Company has considered and expects to continue to consider and explore potential transactions of various types with other cable and telecommunications companies. However, no assurances can be given as to whether any such transaction may be consummated or, if so, when.

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

        During the nine months ended December 31, 1998 and the nine months ended September 30, 1999, the Company made net investments in and advances to Olympus totaling $222,610 and $350,053, respectively. The increase in the investments and advances to Olympus for the nine months ended September 30, 1999 was due primarily to advances used to pay down subsidiary credit facilities with banks and institutions. During the nine months ended December 31, 1998, and the nine months ended September 30, 1999, the Company received priority investment income from Olympus of $36,000 and $36,000, respectively.

        During the nine months ended December 31, 1998, Olympus acquired several cable and security systems, adding approximately 70,000 subscribers for approximately $150,000. No significant acquisitions occurred during the years ended December 31, 1999 and 2000. For additional information regarding Olympus acquisitions and financings, see Olympus' Annual Report on Form 10-K for the year ended December 31, 2000, also filed with the SEC.

        For the year ended December 31, 1999, the Company made advances in the net amount of $134,469 to the Managed Entities, primarily for capital expenditures and working capital purposes. For the year ended December 31, 2000, the Company received net payments in the amount of $175,505 from the Managed Entities.

Recent Accounting Pronouncements

        Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", and by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," is effective for the Company as of January 1, 2001. SFAS No. 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value with changes in fair value reflected in the statement of operations or other comprehensive income. In conjunction with preparing for the implementation of this standard, the Company has determined that its derivative instruments are primarily in the form of interest rate protection instruments such as interest rate swaps, caps and collars and common stock purchase warrants. The adoption of this statement or any transition adjustment will not have a significant effect on the Company's consolidated results of operations or financial position.

Inflation

        In the nine months ended December 31, 1998 and the years ended December 31, 1999 and 2000, inflation did not have a significant effect on the Company. Periods of high inflation could have an adverse effect to the extent that increased borrowing costs for floating-rate debt may not be offset by increases in subscriber rates. At December 31, 2000, after giving effect to interest rate hedging agreements, approximately $5,186,852 of the Company's total debt was subject to floating interest rates.

Regulatory and Competitive Matters

        The cable television operations of the Company may be adversely affected by changes and developments in governmental regulation, competitive forces and technology. The cable television industry and the Company are subject to extensive regulation at the federal, state and local levels. The 1992 Cable Act significantly expanded the scope of regulation of certain subscriber rates and a number of other matters in the cable industry, such as mandatory carriage of local broadcast stations and retransmission consent, and increased the administrative costs of complying with such regulations. The FCC has adopted rate regulations that establish, on a system-by-system basis, maximum allowable rates for (i) basic programming services based upon a benchmark methodology, and
(ii) associated equipment and installation services based upon cost plus a reasonable profit. Under the FCC rules, franchising authorities are authorized to regulate rates for basic services and associated equipment and installation services. The 1996 Act ended FCC regulation of cable programming service tier rates on March 31, 1999.

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

        The FCC has adopted regulations implementing all of the requirements of the 1992 Cable Act. The FCC is also likely to continue to modify, clarify or refine the rate regulations. Adelphia cannot predict the effect of future rulemaking proceedings or changes to the rate regulations.

        Cable television companies operate under franchises granted by local authorities, which are subject to renewal and renegotiation from time to time. Because such franchises are generally non-exclusive, there is a potential for competition with the systems from other operators of cable television systems, including public systems operated by municipal franchising authorities themselves, and from other distribution systems capable of delivering television programming to homes. The 1992 Cable Act and the 1996 Act contain provisions which encourage competition from such other sources. The Company cannot predict the extent to which competition will materialize from other cable television operators, local telephone companies, other distribution systems for delivering television programming to the home, or other potential competitors, or, if such competition materializes, the extent of its effect on the Company.

        The 1996 Act repealed the prohibition on CLECs from providing video programming directly to customers within their local exchange areas other than in rural areas or by specific waiver of FCC rules. The 1996 Act also authorized CLECs to operate "open video systems" ("OVS") without obtaining a local cable franchise, although CLECs operating such a system can be required to make payments to local governmental bodies in lieu of cable franchise fees. Where demand exceeds capacity, up to two-thirds of the channels on an OVS must be available to programmers unaffiliated with the CLEC. The statute states that the OVS scheme supplants the FCC's "video dialtone" rules. The FCC has promulgated rules to implement the OVS concept.

        The Company believes that the provision of video programming by telephone companies in competition with the Company's existing operations could have an adverse effect on the Company's financial condition and results of operations. At this time, the impact of any such effect is not known or estimable.

        The Company also competes with DBS service providers. DBS has been available to consumers since 1994. A single DBS satellite can provide more than 100 channels of programming. DBS service can be received virtually anywhere in the United States through the installation of a small outdoor antenna. DBS service is being heavily marketed on a nationwide basis by several service providers, some of which are now offering local programming channels. At this time, any impact of DBS competition on the Company's future results is not known or estimable.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK (Dollars in thousands)

        The Company uses fixed and variable rate debt to fund its working capital requirements, capital expenditures and acquisitions. These debt arrangements expose the Company to market risk related to changes in interest rates. The Company enters into pay-fixed agreements to effectively convert a portion of its variable-rate debt to fixed-rate debt to reduce the risk of incurring higher interest costs due to rising interest rates. As of December 31, 2000, the Company had interest rate swap agreements covering notional principal of $75,000 that expire through 2008 and that fix the interest rate at an average of 6.05%. The Company also enters into receive-fixed agreements to effectively convert a portion of its fixed-rate debt to a variable-rate debt which is indexed to LIBOR to reduce the risk of incurring higher interest costs in periods of falling interest rates. As of December 31, 2000, the Company had interest rate swap agreements covering notional principal of $35,000 and $45,000 that expire in 2002 and 2003, respectively, and that have a variable rate at an average of 6.76% and 6.77%, respectively. The Company enters into interest rate caps to reduce the risk of incurring higher interest costs due to rising interest rates. As of December 31, 2000, the Company had interest rate cap agreements covering a notional amount of $400,000, which expire in 2002 and cap rates at an average rate of 7.25%. As of December 31, 2000, the Company had interest rate collar agreements covering a notional amount of $200,000, with $100,000 expiring in each of 2001 and 2002. The interest rate collar agreements have average cap and floor rates of 5.95% and 6.30%, respectively. These agreements also have maximum cap rates of 6.64% and minimum floor rates of 4.65% and 4.95%, respectively. The Company does not enter into any interest rate swaps, caps or collars agreements for trading purposes. The Company is exposed to market risk in the event of non-performance by the banks. No such non-performance is expected. The table below summarizes the fair values and contract terms of the Company's financial instruments subject to interest rate risk based on amounts outstanding as of December 31, 2000.


                                               Expected Maturity
                            -------------------------------------------------------                           Fair
                               2001       2002       2003        2004       2005     Thereafter    Total      Value
                            ---------- ---------- ----------- ---------- ---------- ------------ ---------- -----------
Debt and Redeemable
   Preferred Stock:

Fixed Rate                  $   23,000 $  545,000 $  805,917  $  531,847 $  380,000 $  4,999,897 $7,285,661 $ 6,287,502
   Average Interest Rate        10.16%     10.03%     10.04%      10.05%     10.00%        9.56%

Variable Rate                  283,006    441,866    700,537     712,724    980,647    2,692,854  5,811,634   5,811,634
   Average Interest Rate         7.25%      6.92%      7.16%       7.35%      7.24%        7.23%

Interest Rate Swaps, Caps
   and Collars:

Variable to Fixed Swaps     $      --  $      --  $      --   $      --  $      --  $     75,000 $   75,000 $        76
Average Pay Rate                   --         --         --          --         --         6.05%
Average Receive Rate               --         --         --          --         --         6.77%

Fixed to Variable Swaps            --      35,000     45,000         --         --           --      80,000         202
Average Pay Rate                   --       6.76%      6.77%         --         --           --
Average Receive Rate               --       6.70%      5.90%         --         --           --

Interest Rate Caps                 --     400,000        --          --         --           --     400,000         150
Average Cap Rate                   --       7.25%        --          --         --           --

Interest Rate Collars          100,000    100,000        --          --         --           --     200,000        (166)
Maximum Cap Rate                 6.64%      6.64%        --          --         --           --
Average Cap and Floor Rate       5.95%      6.30%        --          --         --           --
Minimum Floor Rate               4.65%      4.95%        --          --         --           --


        Interest rates on variable debt are estimated by us using the average implied forward London Interbank Offer Rate ("LIBOR") rates for the year of maturity based on the yield curve in effect at December 31, 2000, plus the borrowing margin in effect at December 31, 2000.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated financial statements of Adelphia and related notes thereto and independent auditors' report follow.



                                 INDEX TO FINANCIAL STATEMENTS OF ADELPHIA COMMUNICATIONS CORPORATION
                                AND SUBSIDIARIES


Independent Auditors' Report                                                                                 48

Consolidated Balance Sheets, December 31, 1999 and 2000                                                      49

Consolidated Statements of Operations and Comprehensive Income (Loss), Nine Months Ended
   December 31, 1998 and Years Ended December 31, 1999 and 2000                                              50

Consolidated Statements of Convertible Preferred Stock, Common Stock and Other Stockholders' Equity
   (Deficiency), Nine Months Ended December 31, 1998 and Years Ended December 31, 1999 and 2000              51

Consolidated Statements of Cash Flows, Nine Months Ended December 31, 1998
    and Years Ended December 31, 1999 and 2000                                                               53

Notes to Consolidated Financial Statements                                                                   54


                          INDEPENDENT AUDITORS' REPORT

Adelphia Communications Corporation:

     We have audited the accompanying consolidated balance sheets of Adelphia Communications Corporation and subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations and comprehensive income
(loss), of convertible preferred stock, common stock and other stockholders' equity (deficiency), and of cash flows for the nine months ended December 31, 1998 and the years ended December 31, 1999 and 2000. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Adelphia Communications Corporation and subsidiaries at December 31, 1999 and 2000, and the results of their operations and their cash flows for the nine months ended December 31, 1998 and the years ended December 31, 1999 and 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP



Pittsburgh, Pennsylvania
March 29, 2001


                               ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEETS
                                 (Dollars in thousands, except per share amounts)

                                                                                             December 31,
                                                                                         1999            2000
                                                                                   --------------- ----------------
ASSETS

Property, plant and equipment - net                                                $   3,961,704   $    6,124,820
Intangible assets - net                                                               12,127,613       14,091,402
Cash and cash equivalents                                                                186,874          124,634
Restricted cash                                                                              --            54,178
U.S. government securities - pledged                                                      29,899              --
Investments                                                                              280,874          246,974
Subscriber receivables - net                                                             194,399          248,582
Prepaid expenses and other assets - net                                                  328,675          605,819
Related party receivables - net                                                          178,577            3,071
                                                                                   --------------- ----------------

          Total                                                                    $  17,288,615   $   21,499,480
                                                                                   =============== ================

LIABILITIES, PREFERRED STOCK, COMMON STOCK AND
OTHER STOCKHOLDERS' EQUITY

Subsidiary debt                                                                    $   6,513,813   $    9,179,773
Parent debt                                                                            2,777,919        3,423,640
Accounts payable                                                                         442,561          845,486
Subscriber advance payments and deposits                                                  57,651           58,222
Accrued interest and other liabilities                                                   495,564          706,217
Deferred income taxes                                                                  2,113,097        2,074,038
                                                                                   ---------------   --------------

          Total liabilities                                                           12,400,605       16,287,376
                                                                                   --------------- ----------------

Minority interests                                                                       736,497          616,223
                                                                                   --------------- ----------------

Adelphia Business Solutions redeemable exchangeable preferred stock                      260,848          297,067
                                                                                   --------------- ----------------

13% Series B cumulative redeemable exchangeable preferred stock                          148,363          148,535
                                                                                   --------------- ----------------

Commitments and contingencies (Note 6)

Convertible preferred stock, common stock and other stockholders' equity:
8 1/8% Series C convertible preferred stock ($100,000 liquidation preference)                  1              --
5 1/2% Series D convertible preferred stock ($575,000 liquidation preference)                 29               29
Class A common stock, $.01 par value, 1,200,000,000 shares
   authorized, 113,051,118 and 133,788,334 shares outstanding, respectively                1,131            1,338
Class B common stock, $.01 par value, 300,000,000 shares authorized,
   10,834,476 and 19,235,998 shares outstanding, respectively                                108              192
Additional paid-in capital                                                             5,863,633        6,839,686
Accumulated other comprehensive income (loss)                                              3,239         (16,362)
Accumulated deficit                                                                   (1,976,438)      (2,525,203)
Treasury stock, at cost, 1,091,524 shares of Class A common stock and
   20,000 shares of 8 1/8% Series C convertible preferred stock                         (149,401)        (149,401)
                                                                                   --------------- ----------------
Convertible preferred stock, common stock and other
   stockholders' equity                                                                3,742,302        4,150,279
                                                                                   --------------- ----------------

          Total                                                                    $  17,288,615   $   21,499,480
                                                                                   =============== ================
                                            See notes to consolidated financial statements.


                               ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                 (Dollars in thousands, except per share amounts)

                                                                          Nine Months
                                                                             Ended
                                                                          December 31,    Year Ended December 31,
                                                                          ------------- ----------------------------
                                                                               1998         1999           2000
                                                                          ------------- ------------- --------------

Revenues                                                                  $   496,014   $ 1,287,968   $  2,909,351
                                                                          ------------- ------------- -------------

Operating expenses:
     Direct operating and programming                                         167,963       432,612      1,070,346
     Selling, general and administrative                                      107,249       340,579        749,612
     Restructuring charges                                                        --            --           5,420
     Depreciation and amortization                                            140,974       371,025        867,877
     Merger and integration costs                                                 --          4,736            --
                                                                          ------------- ------------- -------------

          Total                                                               416,186     1,148,952      2,693,255
                                                                          ------------- ------------- -------------

Operating income                                                               79,828       139,016        216,096
                                                                          ------------- ------------- -------------

Other income (expense):
     Priority investment income from Olympus                                   36,000        36,000            --
     Interest expense - net (Note 2)                                         (180,452)     (359,585)      (922,865)
     Equity in loss of Olympus and other joint ventures                       (48,891)      (60,618)       (25,423)
     Equity in loss of Adelphia Business Solutions joint ventures              (9,580)       (7,758)        (2,858)
     Minority interest in net losses of subsidiaries                           25,772        38,699        138,531
     Adelphia Business Solutions preferred stock dividends                    (21,536)      (32,173)       (36,219)
     Gain on cable systems swap                                                21,455           --          37,552
     Other-than-temporary impairment of marketable equity securities              --            --        (109,605)
     Other                                                                      1,113         1,865           (411)
                                                                          ------------- ------------- -------------
          Total                                                              (176,119)     (383,570)      (921,298)
                                                                          ------------- ------------- -------------

Loss before income taxes and extraordinary loss                               (96,291)     (244,554)      (705,202)
Income tax benefit                                                              6,802        14,493        157,634
                                                                          ------------- ------------- -------------

Loss before extraordinary loss                                                (89,489)     (230,061)      (547,568)
Extraordinary loss on early retirement of debt (net of income taxes
   of $7,200 in 1999)                                                          (4,337)      (10,658)           --
                                                                          ------------- ------------- -------------

Net loss                                                                      (93,826)     (240,719)      (547,568)
Dividend requirements applicable to preferred stock                           (20,718)      (41,963)       (54,916)
                                                                          ------------- ------------- -------------

Net loss applicable to common stockholders                                   (114,544)     (282,682)      (602,484)
Other comprehensive income (loss) - unrealized gain (loss) on available-
   for-sale securities (net of income taxes of $2,237 and $50,164)                --          3,239        (90,844)
Other-than-temporary impairment of marketable equity securities
   reclassification adjustment (net of income taxes of $38,362)                   --            --          71,243
                                                                          ------------- ------------- -------------

Comprehensive loss                                                        $  (114,544)  $  (279,443)  $   (622,085)
                                                                          ============= ============= =============

Basic and diluted loss per weighted average share of common
   stock before extraordinary loss                                        $     (3.04)  $     (3.73)  $      (4.45)
Basic and diluted extraordinary loss on early retirement of debt per
   weighted average share of common stock                                       (0.12)        (0.15)           --
                                                                          ------------- ------------- -------------
Basic and diluted net loss per weighted average share of common stock     $     (3.16)  $     (3.88)  $      (4.45)
                                                                          ============= ============= =============

Weighted average shares of common stock outstanding (in thousands)             36,226        72,824        135,515
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



                               Series C     Series D                                Accumulated
                              Convertible Convertible Class A  Class B Additional     Other
                               Preferred   Preferred   Common   Common   Paid-In  Comprehensive Accumulated    Treasury
                                 Stock       Stock     Stock    Stock    Capital   Income(loss)   Deficit       Stock      Total
                              ----------- ---------- -------- -------- ---------- ------------- ------------ ---------- -----------

Balance, March 31, 1998       $        1  $      --  $   200  $   109  $  331,263 $         --  $(1,647,438) $      --  $(1,315,865)
                              ----------- ---------- -------- -------- ---------- ------------- ------------ ---------- ------------
  Adelphia Business Solutions
    issuance of Class A
    common stock                      --         --       --       --     146,440           --           --         --      146,440
  Issuance of Class A common
    stock                             --         --       88       --     267,838           --           --         --      267,926
  Dividend requirements
    applicable to exchangeable
    preferred stock                   --         --       --       --     (14,625)          --           --         --      (14,625)
  Dividend requirements
    applicable to convertible
    preferred stock                   --         --       --       --      (6,093)          --           --         --       (6,093)
  Issuance of Class A common
    stock for affiliate cable
    television  assets                --         --       23       --      77,085           --           --         --       77,108
  Excess of purchase price
    over carrying value of
    cable television
    assets purchased from
    affiliate                         --         --       --       --     (63,676)          --           --         --      (63,676)
  Conversion of Class B common
    stock into Class A
    common stock                      --         --        1       (1)         --           --           --         --           --
  Other                               --         --        1       --        (130)          --        2,298         --        2,169
  Net loss                            --         --       --       --          --           --      (93,826)        --      (93,826)
                              ----------- ---------- -------- -------- ---------- ------------- ------------ ---------- ------------

Balance, December 31, 1998    $        1  $      --  $   313  $   108  $  738,102  $        --  $(1,738,966) $      --  $(1,000,442)
                              ----------- ---------- -------- -------- ---------- ------------- ------------ ---------- ------------
 Net proceeds from issuance of
   Class A common stock               --         --      225       --   1,186,290           --           --         --    1,186,515
 Net proceeds from issuance
   of Series D Convertible
   Preferred stock                    --         29       --       --     557,430           --           --         --      557,459
 Adelphia Business Solutions
   Issuance of Class A common
   stock                              --         --       --       --     109,015           --           --         --      109,015
 Treasury stock purchase              --         --       --       --          --           --           --   (149,401)    (149,401)
 Dividend requirements
   applicable to
   exchangeable preferred
   stock                              --         --       --       --     (19,500)          --           --         --      (19,500)
 Dividend requirements
   applicable to
   convertible preferred stock        --         --       --       --     (22,239)          --           --         --      (22,239)
 Issuance of Class A common
   stock in connection with
   acquisitions                       --         --      593       --   3,336,145           --           --         --    3,336,738
 Other comprehensive income           --         --       --       --          --        3,239           --         --        3,239
 Other                                --         --       --       --     (21,610)          --        3,247         --      (18,363)
 Net loss                             --         --       --       --          --           --     (240,719)        --     (240,719)
                              ----------- ---------- -------- -------- ---------- ------------- ------------ ---------- ------------

Balance, December 31, 1999    $        1  $      29  $ 1,131  $   108  $5,863,633 $      3,239  $(1,976,438) $(149,401) $ 3,742,302
                              =========== ========== ======== ======== ========== ============= ============ ========== ============




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


                               Series C     Series D                               Accumulated
                              Convertible Convertible Class A  Class B Additional     Other
                               Preferred   Preferred   Common   Common   Paid-In  Comprehensive  Accumulated   Treasury
                                 Stock       Stock     Stock    Stock    Capital   Income(loss)   Deficit       Stock      Total
                              ----------- ---------- -------- -------- ---------- ------------- ------------ ---------- ------------

Balance, December 31, 1999    $        1  $      29  $ 1,131  $   108  $5,863,633 $      3,239  $(1,976,438) $(149,401) $ 3,742,302
                              ----------- ---------- -------- -------- ---------- ------------- ------------ ---------- ------------
 Net proceeds from issuance of
   Class B common stock               --         --       --       84     519,452           --           --         --      519,536
 Conversion of Series C
   convertible  preferred
   stock into Class A
   common stock                       (1)        --       94       --         (93)          --           --         --          --
 Dividend requirements
   applicable to
   exchangeable preferred stock       --         --       --       --     (19,500)          --           --         --      (19,500)
 Dividend requirements
   applicable to
   convertible preferred stock        --         --       --       --     (35,416)          --           --         --      (35,416)
 Issuance of Class A common
   stock in connection with
   acquisitions                       --         --      109       --     510,766           --           --         --      510,875
 Issuance of Class A common
   stock to fund stock
   incentive plans                    --         --        2       --       2,937           --           --         --        2,939
 Options exercised for Class A
   common stock                       --         --        2       --       4,346           --           --         --        4,348
 Other comprehensive loss             --         --       --       --          --      (19,601)          --         --      (19,601)
 Other                                --         --       --       --      (6,439)          --       (1,197)        --       (7,636)
 Net loss                             --         --       --       --          --           --     (547,568)        --     (547,568)
                              ----------- ---------- -------- -------- ---------- ------------- ------------ ---------- ------------

Balance, December 31, 2000    $       --    $    29  $ 1,338  $   192  $6,839,686 $    (16,362) $(2,525,203) $(149,401) $ 4,150,279
                              =========== ========== ======== ======== ========== ============= ============ ========== ============





















                                            See notes to consolidated financial statements.


                                  ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (Dollars in thousands)
                                                                             Nine Months
                                                                                Ended
                                                                             December 31,       Year Ended December 31,
                                                                            ---------------   ----------------------------
                                                                                  1998             1999           2000
                                                                            ---------------   -------------  -------------

Cash flows from operating activities:
      Net loss                                                               $    (93,826)   $   (240,719)  $   (547,568)
      Adjustments to reconcile net loss to net cash provided by
             operating activities:
             Depreciation and amortization                                        140,974         371,025        867,877
             Noncash interest expense                                              23,663          52,068        144,384
             Noncash restructuring charges                                             --              --          5,420
             Noncash dividends                                                     21,536          32,173         36,219
             Equity in loss of Olympus and other joint ventures                    48,891          60,618         25,423
             Equity in loss of Adelphia Business Solutions joint ventures           9,580           7,758          2,858
             Gain on cable systems swap                                           (21,455)             --        (37,552)
             Gain on sale of investments                                               --          (2,354)            --
             Minority interest in net losses of subsidiaries                      (25,772)        (38,699)      (138,531)
             Extraordinary loss on early retirement of debt -
               net of income tax benefit                                            4,337          10,658             --
             Other-than-temporary impairment of marketable equity
               securities                                                              --              --        109,605
             Decrease in deferred income taxes, net of effects of
               acquisitions                                                        (6,510)        (18,179)      (176,582)
             Changes in operating assets and liabilities, net of
               effects of acquisitions:
                  Subscriber receivables                                          (19,874)        (70,110)       (49,965)
                  Prepaid expenses and other                                       (6,942)        (53,461)      (153,738)
                  Accounts payable                                                 31,029         232,991        395,766
                  Subscriber advance payments and deposits                          1,678         (14,594)        (1,956)
                  Accrued interest and other                                       31,051           2,964         77,115
                                                                            -------------    ------------  -------------

Net cash provided by operating activities                                         138,360         332,139        558,775
                                                                            -------------    ------------  -------------

Cash flows used for investing activities:
     Acquisitions, net of cash acquired                                          (403,851)     (2,178,037)    (1,880,800)
     Expenditures for property, plant and equipment                              (255,797)       (819,197)    (2,208,001)
     Investments in Adelphia Business Solutions joint ventures                    (69,018)        (24,496)       (10,375)
     Investments in other joint ventures                                          (12,540)        (31,869)       (46,971)
     Investments in fixed wireless licenses                                            --              --        (77,632)
     Purchase of minority interest in Adelphia Business Solutions                 (15,580)             --             --
     Sale of U.S. government securities - pledged                                  15,312          30,626         30,624
     Investments in restricted cash                                                    --              --        (54,178)
     Amounts (advanced to) received from related parties                         (274,216)       (521,649)       102,345
     Other                                                                             --          22,400          7,169
                                                                            -------------    ------------  -------------

Net cash used for investing activities                                         (1,015,690)     (3,522,222)    (4,137,819)
                                                                            -------------    ------------  -------------

Cash flows from financing activities:

     Proceeds from debt                                                           836,176       3,184,579      7,179,972
     Repayments of debt                                                          (269,778)     (1,971,534)    (4,096,030)
     Costs associated with debt financings                                         (7,125)        (35,562)       (31,497)
     Premium paid on early retirement of debt                                      (3,634)        (13,566)            --
     Issuance of Adelphia Business Solutions Class A common stock                 205,599         262,413             --
     Issuance of Class A common stock                                             275,880       1,215,999             --
     Issuance of Class B common stock                                                  --              --        519,275
     Costs associated with issuances of common stock                              (22,196)        (30,366)            --
     Issuance of convertible preferred stock                                           --         557,649             --
     Payments to acquire treasury stock                                                --        (149,401)            --
     Preferred stock dividends paid                                               (15,843)        (41,898)       (54,916)
                                                                            -------------    ------------  -------------

Net cash provided by financing activities                                         999,079       2,978,313      3,516,804
                                                                            -------------    ------------  -------------

Increase (decrease) in cash and cash equivalents                                  121,749        (211,770)       (62,240)
Cash and cash equivalents, beginning of period                                    276,895         398,644        186,874
                                                                            -------------    ------------  -------------

Cash and cash equivalents, end of period                                    $     398,644    $    186,874  $     124,634
                                                                            =============    ============  =============

Supplemental disclosure of cash flow activity - cash payments for interest  $     162,113    $    331,427  $     840,657
                                                                            =============    ============  =============

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

        During the nine months ended December 31, 1998 and the years ended December 31, 1999 and 2000, Adelphia consummated several acquisitions and cable systems swaps, each of which was accounted for using the purchase method. Accordingly, the financial results of each acquisition have been included in the consolidated results of Adelphia effective from the date acquired.

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

        On September 30, 1998, Adelphia merged one of its subsidiaries with the subsidiary of AT&T that held an interest in Syracuse Hilton Head Holdings, L.P. ("SHHH, L.P."), an Adelphia managed partnership controlled by the Rigas family, principal stockholders of Adelphia. Pursuant to the merger agreement, AT&T received 2,250,000 newly issued shares of Adelphia's Class A common stock. Simultaneously, SHHH, L.P. distributed certain cable systems, which served approximately 34,100 subscribers, in Virginia and North Carolina to Adelphia, in exchange for the interest acquired by Adelphia from AT&T as described above, Adelphia's preferred equity investment in SHHH, L.P. and certain affiliate receivables owed to Adelphia.

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

        On October 1, 1999, the partnership interests of Olympus Communications, L.P. ("Olympus") held by Telesat Cablevision, Inc., ("Telesat") a subsidiary of FPL Group, Inc. were redeemed. The redemption was made in exchange for noncash assets of Olympus of approximately $100,000. As a result of this transaction, Adelphia's ownership in Olympus increased to 100% and Adelphia began to consolidate Olympus into its financial statements effective October 1, 1999.

        On October 1, 1999, Adelphia acquired Century Communications Corp., ("Century") through a merger whereby Century was merged with and into a wholly owned subsidiary of Adelphia, Arahova Communications, Inc., ("Arahova") pursuant to an agreement and plan of merger, dated as of March 5, 1999, and as amended on July 12, 1999 and as further amended on July 29, 1999. In connection with the closing of the Century acquisition, Adelphia issued approximately 47,800,000 new shares of Adelphia Class A common stock and paid approximately $811,900 to the stockholders of Century, and assumed approximately $1,700,000 of debt. This transaction was approved by Century and Adelphia stockholders at their respective stockholders' meetings on October 1, 1999. As of October 1, 1999, Century had approximately 1,610,000 basic subscribers primarily in California, Puerto Rico, and throughout the United States after giving effect to Century's pending joint venture with AT&T, which closed on December 7, 1999. At the effective time of the merger, Adelphia also purchased Citizens Cable Company's 50% interest in the Citizens/Century Cable Television Joint Venture, one of Century's 50% owned joint ventures, for a purchase price of approximately $131,900, comprised of approximately $27,700 in cash, approximately 1,850,000 shares of Adelphia Class A common stock and the assumption of indebtedness. As of October 1, 1999, this joint venture served approximately 92,300 basic subscribers in California.

        On October 1, 1999, Adelphia acquired FrontierVision Partners, L.P. ("FrontierVision"). As of October 1, 1999, FrontierVision served approximately 710,000 basic subscribers primarily in Ohio, Kentucky, New England and Virginia. In connection with the acquisition, Adelphia issued approximately 6,900,000 shares of its Class A common stock, assumed debt of approximately $1,150,000 and paid cash of approximately $543,300.

        On October 1, 1999, Adelphia acquired Harron Communications Corp. ("Harron") for an aggregate price of approximately $1,211,704. As of October 1, 1999, Harron served approximately 296,000 basic subscribers primarily in southeastern Pennsylvania, Michigan, Massachusetts and New Hampshire.

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



        The approximate aggregate purchase price for the significant 1999 acquisitions was comprised of the following:

           Cash, net of cash acquired                                                  $       1,992,000
           Assumed debt and working capital liabilities                                        4,530,000
           Adelphia Class A common stock                                                       3,337,000
                                                                                       -------------------
                                                                                       $       9,859,000
                                                                                       ===================


        The value assigned to the Adelphia Class A common stock was based on the average closing price of Adelphia Class A common stock a few days before and after the respective acquisitions were agreed to and announced.

        In 1999, the Company made a preliminary allocation of the purchase price based on estimated fair values. A final allocation of the purchase price was made upon receipt of final third party appraisals. The final allocation, which approximated the preliminary allocation, was as follows:

           Property, plant and equipment                                               $       1,827,236
           Intangible assets (primarily franchise)                                            10,961,533
           Other                                                                              (2,929,769)
                                                                                       -------------------
                                                                                       $       9,859,000
                                                                                       ===================


        On May 1, 2000, Adelphia and AT&T completed a swap of cable systems serving approximately 13,000 basic subscribers. As a result of this transaction, the Company recorded a gain of $37,552.

        On July 5, 2000, Adelphia acquired Prestige Communications of NC, Inc. These systems served approximately 118,250 subscribers in North Carolina, Virginia and Maryland at the date of acquisition and were purchased for approximately $700,000.

        During July 2000, Adelphia Business Solutions consummated a purchase agreement with Allegheny Energy, Inc. ("Allegheny") to acquire interests in a jointly owned network located in State College, Pennsylvania. Consideration paid to Allegheny was 330,000 shares of Adelphia Business Solutions' Class A common stock.

        On November 1, 2000, Adelphia acquired cable systems in the Cleveland, Ohio area from Cablevision Systems Corp. These systems served approximately 310,000 subscribers at the date of acquisition. In connection with the acquisition, Adelphia issued 10,800,000 shares of its Class A common stock and paid cash of approximately $990,000. The value assigned to the Adelphia Class A common stock was based on the average closing price of Adelphia Class A common stock a few days before and after the number of shares to be issued became fixed.

        In addition to the acquisitions mentioned above, for the year ended December 31, 2000, Adelphia completed several other acquisitions. These acquisitions served approximately 76,000 basic subscribers at the date of acquisition primarily in California, Colorado, Maine, New Hampshire and New York, and were purchased for an aggregate price of approximately $174,000.

        For acquisitions during the year ended December 31, 2000, the Company has made a preliminary allocation of the purchase price based on estimated fair values. A final allocation will be based upon final appraisals.

        The following unaudited financial information assumes that the significant acquisitions that were consummated during the year ended December 31, 1999 had occurred on April 1, 1998 and that the significant acquisitions that were consummated during the year ended December 31, 2000 had occurred on January 1, 1999.


                                                         Nine Months
                                                            Ended         Year Ended        Year Ended
                                                        December 31,     December 31,      December 31,
                                                             1998             1999              2000
                                                      ---------------- ----------------- -----------------
           Revenues                                   $     1,583,431  $     2,707,785   $     3,078,818
           Loss before extraordinary loss                     348,417          722,760           671,417
           Net loss                                           417,925          775,986           726,334
           Basic and diluted net loss per weighted
              average share of common stock                      4.38             6.15              5.03


    Investment in Olympus Joint Venture Partnership

        As described above, Adelphia's ownership in Olympus increased to 100% effective October 1, 1999, at which time Adelphia began to consolidate Olympus into its financial statements. Prior to October 1, 1999, Adelphia's investment in the partnership comprised both limited and general partner interests. The general partner interest represented a 50% voting interest in Olympus and was being accounted for using the equity method. Under this method, Adelphia's investment, initially recorded at the historical cost of contributed property, was adjusted for subsequent capital contributions and its share of the losses of the partnership as well as its share of the accretion requirements of the partnership's interests. The limited partner interest represented a preferred interest ("PLP interests") entitled to a 16.5% annual return. The PLP interests were nonvoting, were senior to claims of certain other partner interests, and provided for an annual priority return of 16.5%. Olympus was not required to pay the entire 16.5% return currently and priority return on PLP interests was recognized as income by Adelphia only when received. Correspondingly, equity in net loss of Olympus excluded accumulated unpaid priority return.

2.  Significant Accounting Policies

    Property, Plant and Equipment

        Property, plant and equipment, at cost, are comprised of the following:

                                                                                 December 31,
                                                                        ------------------------------
                                                                              1999          2000
                                                                        --------------- --------------
                   Operating plant and equipment                        $   3,459,131   $  4,511,245
                   Telecommunications networks                                139,248        214,856
                   Network monitoring                                         431,078        760,784
                   Real estate and improvements                               177,688        237,429
                   Support equipment                                           78,708        103,458
                   Construction in progress                                   825,265      1,872,989
                                                                        --------------- --------------
                                                                            5,111,118      7,700,761
                   Accumulated depreciation                                (1,149,414)    (1,575,941)
                                                                        --------------- --------------
                                                                        $   3,961,704   $  6,124,820
                                                                        =============== ==============


        Depreciation is computed on the straight-line method using estimated useful lives of 5 to 12 years for operating plant and equipment and 3 to 20 years for support equipment and real estate. Additions to property, plant and equipment are recorded at cost which includes amounts for material, applicable labor and overhead, and interest. Depreciation expense amounted to $98,218, $221,516 and $459,086 for the nine months ended December 31, 1998 and the years ended December 31, 1999 and 2000, respectively. Capitalized interest amounted to $11,285, $25,135 and $45,735 for the nine months ended December 31, 1998 and the years ended December 31, 1999 and 2000, respectively.

    Intangible Assets

        Intangible assets, at cost, net of accumulated amortization, are comprised of the following:

                                                                                December 31,
                                                                        ------------------------------
                                                                             1999           2000
                                                                        -------------- ---------------
                   Purchased franchises                                 $   9,496,354  $  10,737,586
                   Goodwill                                                 2,405,560      3,155,579
                   Non-compete agreements                                      15,382         15,160
                   Purchased subscribers lists                                210,317        183,077
                                                                        -------------- ---------------
                                                                        $  12,127,613  $  14,091,402
                                                                        ============== ===============


        A portion of the aggregate purchase price of systems acquired has been allocated to purchased franchises, purchased subscriber lists, goodwill and non-compete agreements. Purchased franchises and goodwill are amortized on the straight-line method over periods of up to 40 years. At December 31, 2000, the actual unexpired periods under purchased franchise agreements range from 1 to 15 years. Purchased subscriber lists are amortized on the straight-line method over periods which range from 5 to 10 years. Non-compete agreements are amortized on the straight-line method over their contractual lives which range from 4 to 12 years. Accumulated amortization of intangible assets amounted to $617,235 and $911,679 at December 31, 1999 and 2000, respectively.

    Cash and Cash Equivalents

        Adelphia considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Book overdrafts of $35,000 and $46,302 existed at December 31, 1999 and 2000, respectively. These book overdrafts were reclassified as accounts payable.

    Restricted Cash

        Restricted cash consists of highly liquid investments with an initial maturity date of three months or less reserved for the construction of the advanced information technology infrastructure under Adelphia Business Solutions' contract with the Pennsylvania government. The contract was entered into on May 3, 2000.

    U.S. Government Securities - Pledged

        U.S. Government Securities - Pledged consist of highly liquid investments which were used to pay the first six semi-annual interest payments of the Adelphia Business Solutions 12 1/4% Senior Secured Notes. Such investments were classified as held-to-maturity and the carrying value approximated market value as of December 31, 1999.

    Investments

        The equity method of accounting is generally used to account for investments which are 20% or more but not more than 50% owned. Under this method, Adelphia's initial investment is recorded at cost and subsequently adjusted for the amount of its equity in the net income or losses of its investees. Dividends or other distributions are recorded as a reduction of Adelphia's investment. Investments accounted for using the equity method generally reflect Adelphia's equity in the investee's underlying assets.

        Investments in entities in which Adelphia's ownership is less than 20% and equity securities that do not have a readily determinable fair value are generally accounted for using the cost method. Under the cost method, Adelphia's initial investment is recorded at cost and subsequently adjusted for the excess, if any, of dividends or other distributions received over its share of cumulative earnings. Dividends received in excess of earnings subsequent to the date the investment was made are recorded as reductions of the cost of the investment.

        Investments accounted for as available-for-sale securities are those that the Company intends to hold for an indefinite period of time. Within the available-for-sale category, equity securities with a readily determinable fair value are reported at fair value, with unrealized gains and losses, net of tax, included in other comprehensive income (loss). The Company recognized losses of $109,605 in 2000 which resulted from the write-down of certain available-for-sale securities, which experienced a decline in value that was deemed other than temporary. Realized gains and losses, which are computed using the specific identification method, and unrealized losses in individual securities that are deemed to be other than temporary are recorded as a loss on investment.

        Adelphia's nonconsolidated investments are as follows:


          Investments accounted for using the equity method:                           December 31,
          Gross investment:                                                        1999           2000
                                                                             --------------- ---------------
             Adelphia Business Solutions' joint ventures                     $      61,400   $      64,300
             Mobile communications                                                  19,865          23,391
             Media ventures                                                         10,627          16,508
             Other                                                                   1,430           2,920
                                                                             --------------- ---------------
                    Total                                                           93,322         107,119
                                                                             --------------- ---------------

          Investments accounted for using the cost method:
             Niagara Frontier Hockey, L.P.                                          47,533              --
             Benbow PCS Ventures, Inc.                                              17,192              --
             Convertible preferred stock                                            87,433          94,780
             Interactive Ventures                                                       --          41,946
             Other                                                                  12,972          19,865
                                                                             --------------- ---------------
                    Total                                                          165,130         156,591
                                                                             --------------- ---------------

          Investments accounted for as available-for-sale securities:
             Common stock  and common stock warrants                                49,890          36,602
                                                                             --------------- ---------------

          Total investments before cumulative equity in net losses                 308,342         300,312
          Cumulative equity in net losses                                          (27,468)        (53,338)
                                                                             --------------- ---------------

                    Total investments                                        $     280,874   $     246,974
                                                                             =============== ===============


        As a result of the acquisition of Arahova, Adelphia obtained approximately 113,983 shares of United International Holdings, Inc. ("UIH") Series B convertible preferred stock. Each share of this stock is convertible into approximately 21 shares of UIH Class A common stock, at a conversion price of $10.625 per share. For the years ended December 31, 1999 and 2000, Adelphia recognized investment income of $0 and $7,347 related to this convertible stock, respectively. Adelphia's investment in UIH convertible preferred stock amounted to $75,756 and $83,103 at December 31, 1999 and 2000, respectively.

        In July 2000, certain members of the Rigas family closed on their agreement to acquire all the voting interests of Niagara Frontier Hockey, L.P. ("NFHLP"). In conjunction with the closing of this agreement, Adelphia's Capital Funding Notes of NFHLP were converted to a $46,500, 10% partially subordinated note due in July 2010. Concurrently with the recapitalization of NFHLP, Adelphia also purchased a $30,000, 10% fully subordinated note due July 2010. Both notes pay interest quarterly with principal due at maturity. These notes receivable are included in prepaid expenses and other assets as of December 31, 2000.

        As a result of a contract between Arahova and At Home Corporation ("@Home") to provide @Home high speed internet access on certain systems, Adelphia has received a warrant contract to purchase up to 5,260,000 shares of @Home Series A common stock at $5.25 per share. The Company records an investment in @Home and related deferred revenue based on the fair value of the warrants at the time which performance requirements under the contract with @Home are achieved. Corresponding revenue is recognized on the straight-line basis over the remaining life of the contract, which expires in May 2004. The investment in @Home warrants is classified as an available-for-sale security. For the years ended December 31, 1999 and 2000, Adelphia recognized revenue of $1,500 and $16,450 related to these warrants, respectively. Adelphia's investment in @Home warrants amounted to $34,366 and $16,243 at December 31, 1999 and 2000, respectively. Adelphia recorded a write down of its investment in @Home of $94,179 during the year ended December 31, 2000 because the decline in fair value was deemed to be other than temporary.

        Pursuant to an agreement dated December 16, 1997, Adelphia received 325,259 warrants to purchase shares of General Instruments ("GI") common stock in connection with the purchase of digital converters. Each warrant enables Adelphia to purchase one share of GI common stock. On January 5, 2000, GI merged with a wholly owned subsidiary of Motorola, Inc. ("Motorola"). As a result of this merger, each GI warrant was converted into a warrant to purchase Motorola common stock at a ratio of .575 to 1. Additionally, on February 29, 2000, Motorola declared a 3-for-1 stock split. On June 30, 2000, Adelphia exercised 62,340 of these warrants for 187,020 shares of Motorola common stock. As of December 31, 2000, Adelphia has 124,682 of these warrants outstanding, of which 62,341 expire June 30, 2001 and 2002. As of December 31, 1999 and 2000,
Adelphia's investment in the warrants totaled $15,524 and $4,698, respectively, and includes an unrealized gain of $7,830 and an unrealized loss of $2,995, respectively. As of December 31, 2000, Adelphia's investment in Motorola common stock totaled $3,787 and includes an unrealized gain of $2,242. These warrants are recorded at fair value as a reduction of the cost of such converters when earned.

        Pursuant to an agreement dated June 29, 1998, Adelphia sold its stock in Page Call, Inc. ("Page Call") to Benbow PCS Ventures, Inc. ("Benbow"). In exchange for the Page Call stock, Adelphia received 1,731,964 shares of Benbow Series A Redeemable Preferred Stock, convertible into 2,826,629 shares of Arch Communications Group, Inc. (now known as Arch Wireless, Inc.) ("Arch") Class A common stock. On April 7, 2000, Adelphia converted its Benbow stock into Arch stock and recorded an unrealized gain of $4,539. Adelphia's investment in Benbow and Arch amounted to $17,192 and $1,767, respectively, at December 31, 1999 and 2000, respectively. The investment is classified as an available-for-sale security. Adelphia recorded a write down of its investment in Arch of $15,426 during the year ended December 31, 2000 because the decline in fair value was deemed to be other than temporary.

        Adelphia has agreements with various interactive television ventures. Under the terms of these agreements, Adelphia has received non-refundable warrants to purchase common stock, convertible preferred stock and the right to purchase certain common stock at a discount. Adelphia has also agreed to deploy the interactive television services in certain markets over periods of approximately one year to five years, as provided in the various agreements. The Company records an investment and deferred revenue for the fair value of the non-refundable consideration received. Corresponding revenue is recognized on the straight-line basis over the remaining lives of the respective agreements, which expire on various dates through July 2005. Adelphia's investment in such companies as of December 31, 2000 was $30,704, which includes $14,737 of unrealized loss.

    Subscriber Receivables

        An allowance for doubtful accounts of $17,796 and $57,672 is recorded as a reduction of subscriber receivables at December 31, 1999 and 2000, respectively.

    Amortization of Other Assets and Debt Discounts

        Deferred debt financing costs, included in prepaid expenses and other assets, and debt discounts, a reduction of the carrying amount of the debt, are amortized over the term of the related debt. The unamortized amounts of deferred debt financing costs included in prepaid expenses and other assets were $117,838 and $129,018 at December 31, 1999 and 2000, respectively. The aggregate amount by which fair value assigned in purchase accounting to debt and interest rate swaps exceeded or was less than carrying value at the acquisition date is being amortized over the respective remaining 1 to 18 year lives of the underlying debt obligations.

    Other Assets - net

        Included in prepaid expenses and other assets - net at December 31, 1999 and 2000 is $44,605 and $122,504 regarding licenses of spectrum for a fixed wireless technology known as local multipoint distribution service ("LMDS"), which is being amortized on a straight-line basis over 10 years which is the life of the licenses.

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

    Revenues

        Subscriber revenues are recorded in the month the service is provided. Advertising revenue is recognized in the period during which the underlying advertisements are broadcast. Adelphia Business Solutions recognizes revenue from communications services in the month the related service is provided. Revenues on billings to customers for services in advance of providing such services are deferred and recognized when earned. Reciprocal compensation revenue is an element of switched service revenue, which represents compensation for Local Exchange Carriers ("LECs") for local exchange traffic originated by other LECs terminated on Adelphia Business Solutions' facilities. Adelphia Business Solutions recognizes revenue based upon established contracts with the LECs and has established a reserve for a portion of those revenues that are under dispute.

    Franchise Expense

        The typical term of Adelphia's franchise agreements upon renewal is 10 to 15 years. Franchise fees range from 3% to 5% of certain subscriber revenues and are expensed currently.

    Interest Expense - Net

        Interest expense - net includes interest income of $20,952, $97,797 and $60,868 for the nine months ended December 31, 1998 and the years ended December 31, 1999 and 2000, respectively. Interest income includes interest income from liquid investments, from affiliates on long-term loans and for reimbursement of interest expense on revolving credit agreements, related to short term borrowings by such affiliates (Note 13).

    Interest Rate Swaps, Caps and Collar Agreements

        Net settlement amounts under interest rate swaps, caps and collar agreements are recorded as adjustments to interest expense during the period incurred (Note 4).

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

    Noncash Financing and Investing Activities

        Capital leases entered into during the nine months ended December 31, 1998 and the years ended December 31, 1999 and 2000 totaled $15,522, $10,034 and $58,071, respectively, for Adelphia, excluding Adelphia Business Solutions. Adelphia Business Solutions entered into capital leases totaling $1,156, $5,772 and $17,747, respectively, during the nine months ended December 31, 1998 and the years ended December 31, 1999 and 2000. Reference is made to Notes 1, 2 and 7 for descriptions of additional noncash financing and investing activities.

    Use of Estimates in the Preparation of Financial Statements

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Reclassifications

        Certain December 31, 1998 and 1999 amounts have been reclassified to conform with the December 31, 2000 presentation.

    Recent Accounting Pronouncements

        Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", and by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," is effective for the Company as of January 1, 2001. SFAS No. 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value with changes in fair value reflected in the statement of operations or other comprehensive income. In conjunction with preparing for the implementation of this standard, the Company has determined that its derivative instruments are primarily in the form of interest rate protection instruments such as interest rate swaps, caps and collars and common stock purchase warrants. The adoption of this statement or any transition adjustment will not have a significant effect on the Company's consolidated results of operations or financial position.
3.       Related Party Investments and Receivables

        Related party receivables - net represent advances to managed entities (Note 13), John J. Rigas and certain members of his immediate family (collectively, the "Rigas family"), including entities they own or control (the "Managed Entities"). No related party advances are collateralized.

        As described in Note 1, effective October 1, 1999, Adelphia's ownership interest in Olympus increased to 100%. The information below is for the year ended December 31, 1998, when Adelphia accounted for Olympus under the equity method.

        Olympus' results of operations for the year ended December 31, 1998 are summarized as follows:

                                                                               December 31,
                                                                                   1998
                                                                            -----------------

                     Revenues                                               $       215,642
                     Operating income                                                38,944
                     Net loss                                                       (16,074)
                     Net loss of general and limited partners
                        after priority return                                      (105,530)


4.  Debt
     Subsidiary Debt

                                                                                  December 31,
                                                                              1999            2000
                                                                          -------------- ---------------
                   Notes to banks and institutions                        $  3,088,477   $   5,708,529
                   Subsidiary public debt                                    3,337,376       3,322,334
                   Other debt                                                   87,960         148,910
                                                                          -------------- ---------------

                           Total subsidiary debt                          $  6,513,813   $   9,179,773
                                                                          ============== ===============

     Notes to Banks and Institutions

        Borrowings under most of these credit arrangements of subsidiaries are collateralized by a pledge of the stock in their respective subsidiaries, and, in some cases, by other assets. These agreements limit, among other things, additional borrowings, investments, transactions with affiliates and other subsidiaries, and the payment of dividends and fees by the subsidiaries. The agreements also require maintenance of certain financial ratios by the subsidiaries. At December 31, 2000, approximately $1,106,656 of the net assets of subsidiaries would be permitted to be transferred to the parent company in the form of dividends and loans without the prior approval of the lenders based upon the results of operations of such subsidiaries for the quarter ended December 31, 2000. The subsidiaries are permitted to pay management fees to the parent company or other subsidiaries. Such fees are limited to a percentage of the subsidiaries' revenues.

        Certain subsidiaries of Adelphia are co-borrowers with Managed Entities under credit facilities for borrowings of up to $3,751,250. Each of the co-borrowers is liable for all borrowings under the credit agreements, and may borrow up to the entire amount of the available credit under the facility. The lenders have no recourse against Adelphia other than against Adelphia's interest in such subsidiaries.

        Notes to banks and institutions mature at various dates through 2009. Bank debt interest rates are based upon one or more of the following rates at the option of Adelphia: prime rate plus 0% to 1.5%; certificate of deposit rate plus 1.25% to 2.75%; or LIBOR plus .625% to 2.5%. Total bank debt with interest rates under these options was approximately $3,073,102 and $5,662,724 at December 31, 1999 and 2000, respectively. At December 31, 1999 and 2000, the weighted average interest rate on notes payable to banks and institutions was 7.72% and 7.90%, respectively. At December 31, 1999 and 2000, the rates on 26.2% and 11.2%, respectively, of Adelphia's notes payable to banks and institutions were fixed for at least one year through the terms of the notes or interest rate swap, cap or collar agreements. Adelphia pays commitment fees of up to 0.5% of unused principal.

        During the year ended December 31, 1999, Adelphia redeemed $37,815 aggregate principal amount of subsidiary notes to banks and institutions. As a result of this transaction, Adelphia recognized an extraordinary loss on early retirement of debt of $2,441.

     Subsidiary Public Debt

        Interest on subsidiary public debt is generally due semi-annually. The subsidiary public debt is effectively subordinated to all liabilities of subsidiary notes to banks and institutions and is senior to the parent debt. The subsidiary public debt agreements contain restrictions on, among other things, the incurrence of indebtedness, mergers and sale of assets, certain restricted payments, investments in affiliates and certain other affiliate transactions. The agreements also require maintenance of certain financial ratios.


        The following table summarizes the subsidiary public debt:
                                                                 Outstanding as of
                     Interest        Issue       Amount    December 31,    December 31,   Maturity   First Call  First Call
   Subsidiary          Rate           Date       Issued      1999 (a)        2000 (a)       Date        Date        Rate
----------------- ---------------- ----------- ----------- -------------- -------------- ---------- ------------ -----------
ABIZ                      13.000%   04/15/96      329,000  $    253,860   $     291,891   04/15/03    04/15/01    106.500%
ABIZ                      12.250%   08/27/97      250,000       250,000         250,000   09/01/04    09/01/01    106.125%
ABIZ                      12.000%   03/02/99      300,000       300,000         300,000   11/01/07    11/01/03    106.000%
Olympus                   10.625%   11/12/96      200,000       203,537         203,020   11/15/06    11/15/01    105.313%
FrontierVision            11.000%   10/02/96      200,000       212,541         210,706   10/15/06    10/15/01    105.500%
FrontierVision            11.875%   09/16/97      237,650       205,979         228,519   09/15/07    09/15/01    107.917%
FrontierVision            11.875%   12/02/98       91,298        78,522          84,820   09/15/07    09/15/01    107.917%
Arahova                    9.500%   08/14/92      150,000       148,773              --   08/15/00    Non-call      N/A
Arahova                    9.750%   02/15/92      200,000       201,172         201,005   02/15/02    Non-call      N/A
Arahova               Zero coupon   04/01/93      444,000       318,234         354,392   03/15/03    Non-call      N/A
Arahova                    9.500%   03/06/95      250,000       250,852         250,950   03/01/05    Non-call      N/A
Arahova                    8.875%   01/17/97      250,000       242,542         243,805   01/15/07    Non-call      N/A
Arahova                    8.750%   09/23/97      225,000       216,105         217,440   10/01/07    Non-call      N/A
Arahova                    8.375%   11/07/97      100,000        94,048          94,420   11/15/17    Non-call      N/A
Arahova                    8.375%   12/04/97      100,000        94,106          94,930   12/15/07    Non-call      N/A
Arahova               Zero coupon   01/08/98      605,000       267,105         296,436   01/15/08    Non-call      N/A
                                                           -------------- ---------------
                                                           $  3,337,376   $   3,322,334
                                                           ============== ===============

    (a) Amounts outstanding include discounts or premiums recorded as a result of purchase accounting, if applicable.


     Other Subsidiary Debt

        As of December 31, 1999 and 2000, other debt consists of capital leases that were incurred in connection with the acquisition of, and are collateralized by, certain equipment. The interest rate on such debt is based on various published rates, such as the Federal Funds or U.S. Treasury rates, plus applicable margin.

    Parent Debt

        Interest on the Parent Debt is due semi-annually. The Parent Debt is effectively subordinated to all liabilities of the subsidiaries and the agreements contain restrictions on, among other things, the incurrence of indebtedness, mergers and sale of assets, certain restricted payments by Adelphia, investments in affiliates and certain other affiliate transactions. The agreements further require that Adelphia maintain a ratio of debt to annualized operating cash flow not greater than 8.75 to 1.00, based on the latest fiscal quarter. Net proceeds from the issuance of notes during the years ended December 31, 1999 and 2000 were used to reduce amounts outstanding on Adelphia's subsidiaries' notes payable to banks and to purchase, redeem or otherwise retire all or a portion of the 9 1/2% Senior Notes Paid-In-Kind due 2004 and 11 7/8% Senior Debentures due 2004. The 1999 retirement resulted in a loss on early retirement of debt, net of income tax benefit, of $6,778.


        The following table summarizes the parent debt:

                                                        Outstanding as of
            Interest         Issue      Amount     December 31,    December 31,    Maturity   First Call   First Call
              Rate           Date       Issued         1999            2000          Date        Date        Rate
            10  1/4%       07/28/93  $  110,000    $   99,872   $          --       07/15/00   Non-call      N/A
             9  1/4%       09/25/97     325,000       325,000         325,000       10/01/02   Non-call      N/A
             9  1/2% (a)   02/15/94     150,000        31,847          31,847       02/15/04    2/15/99   103.56%
            10  1/2%       07/07/97     150,000       150,000         150,000       07/15/04   Non-call      N/A
             9  7/8%       03/11/93     130,000       128,711         128,944       03/01/05   Non-call      N/A
             9  7/8%       02/26/97     350,000       347,791         348,033       03/01/07   Non-call      N/A
             8  3/8%       01/21/98     150,000       149,259         149,326       02/01/08   Non-call      N/A
             8  3/8%       11/12/98     150,000       150,000         150,000       02/01/08   Non-call      N/A
             8  1/8%       07/02/98     150,000       149,419         149,575       07/15/03   Non-call      N/A
             7  1/2%       01/13/99     100,000       100,000         100,000       01/15/04   Non-call      N/A
             7  3/4%       01/13/99     300,000       300,000         300,000       01/15/09   Non-call      N/A
             7  7/8%       04/28/99     350,000       350,000         350,000       05/01/09   Non-call      N/A
             9  3/8%       11/16/99     500,000       496,020         496,451       11/15/09   Non-call      N/A
            10  7/8%       09/20/00     750,000            --         744,464       10/01/10   Non-call      N/A
                                                  ------------- ----------------
                                                  $ 2,777,919     $ 3,423,640
                                                  ============= ================

(a)      These Senior Notes are Pay-in-Kind with respect to interest payments at the option of Adelphia.

    Maturities of Debt

        The following table sets forth the mandatory reductions in principal under all debt agreements for each of the next five years based on amounts outstanding at December 31, 2000:

                           Year ending December 31:
                                       2001                            $    306,006
                                       2002                                 986,866
                                       2003                               1,506,454
                                       2004                               1,244,571
                                       2005                               1,360,647


        The above amounts exclude the short term secured revolving credit facility that closed on January 3, 2001. Adelphia intends to fund its requirements for maturities of debt through borrowings under new and existing credit arrangements and internally generated funds. Changing conditions in the financial markets may have an impact on how Adelphia will refinance its debt in the future.

    Interest Rate Swaps, Caps and Collar Agreements

        Adelphia has entered into interest rate swaps, caps and collar agreements with banks, Olympus (prior to October 1, 1999) and Managed Entities (Note 13) to reduce the impact of changes in interest rates on its debt. Several of Adelphia's credit arrangements include provisions which require interest rate protection for a portion of its debt. Adelphia enters into pay-fixed swap agreements to effectively convert a portion of its variable-rate debt to fixed-rate debt to reduce the risk of incurring higher interest costs due to rising interest rates. Adelphia enters into receive-fixed swap agreements to effectively convert a portion of its fixed-rate debt to variable-rate debt which is indexed to LIBOR to reduce the risk of incurring higher interest costs in periods of falling interest rates. Interest rate cap and collar agreements are used to reduce the impact of increases in interest rates on variable-rate debt. Adelphia is exposed to market risk in the event of nonperformance by the banks or by the Managed Entities. Adelphia does not expect any such nonperformance.

        The following table summarizes the notional amounts outstanding and weighted average interest rate data, based on variable rates in effect at December 31, 1999 and 2000, for these swaps, caps and collar agreements, which expire through 2008.

                                                                                 December 31,
                    Pay Fixed Swaps:                                          1999         2000
                                                                         ------------ ---------------
                    Notional amount                                      $  115,000   $     75,000
                    Average receive rate                                       6.24%          6.13%
                    Average pay rate                                           6.68%          6.86%

                    Receive Fixed Swaps:
                    Notional amount                                      $   80,000   $     80,000
                    Average receive rate                                       6.35%          6.86%
                    Average pay rate                                           5.86%          6.33%

                    Interest Rate Caps:
                    Notional amount                                      $  400,000   $    400,000
                    Average cap rate                                           7.25%          7.25%

                    Interest Rate Collars:
                    Notional amount                                      $  200,000   $    200,000
                    Average cap and floor rate                                 6.13%          6.13%
                    Maximum cap rate                                           6.64%          6.64%
                    Maximum floor rate                                         4.80%          4.80%


        On September 17, 1999, a subsidiary of Adelphia terminated a $400,000 interest rate swap agreement with a financial institution, which resulted in a $15,200 gain that has been deferred and included in accrued interest and other liabilities in the accompanying 1999 consolidated balance sheet. The amortization of the deferred gain, which amounted to $558 and $1,952 in 1999 and 2000, respectively, is being recognized as an adjustment to interest expense over the term of the related debt.

5.  Redeemable Preferred Stock

     12 7/8% Adelphia Business Solutions Redeemable Exchangeable Preferred Stock

        On October 9, 1997, Adelphia Business Solutions issued $200,000 aggregate liquidation preference of 12 7/8% Senior Exchangeable Redeemable Preferred Stock due October 15, 2007. Dividends are payable quarterly commencing January 15, 1998 at 12 7/8% of the liquidation preference of outstanding preferred stock. Through October 15, 2002, dividends are payable in cash or additional shares of preferred stock at Adelphia Business Solutions' option. Subsequent to October 15, 2002, dividends are payable in cash. The preferred stock ranks junior in right of payment to all indebtedness of Adelphia Business Solutions, its subsidiaries and Joint Ventures. On or after October 15, 2002, Adelphia Business Solutions may redeem, at its option, all or a portion of the preferred stock at 106.438% of the liquidation preference thereof declining to 100% of the liquidation preference in 2005 plus accrued interest. Adelphia Business Solutions is required to redeem all of the shares of preferred stock outstanding on October 15, 2007 at a redemption price equal to 100% of the liquidation preference thereof, plus, without duplication, accumulated and unpaid dividends to the date of redemption. The preferred stock contains restrictions and covenants similar to subsidiary public debt.

        Adelphia Business Solutions may, at its option, on any dividend payment date, exchange in whole, but not in part, the then outstanding shares of preferred stock for 12 7/8% Senior Subordinated Debentures due October 15, 2007 which have provisions consistent with the provisions of the preferred stock. Adelphia Business Solutions has to date satisfied the dividend requirements on this preferred stock by issuing additional shares.

     13% Redeemable Exchangeable Preferred Stock

        On July 7, 1997, Adelphia issued $150,000 aggregate liquidation preference of 13% Cumulative Exchangeable Preferred Stock due July 15, 2009. Dividends are payable semi-annually at 13% of the liquidation preference of outstanding preferred stock. Dividends are payable in cash with any accumulated unpaid dividends bearing interest at 13% per annum. The preferred stock ranks junior in right of payment to all indebtedness of Adelphia. On or after July 15, 2002, Adelphia may redeem, at its option, all or a portion of the preferred stock at 106.500% of the liquidation preference thereof declining to 100% of the liquidation preference in 2008. Adelphia is required to redeem all of the shares of preferred stock outstanding on July 15, 2009 at a redemption price equal to 100% of the liquidation preference thereof, plus, without duplication, accumulated and unpaid dividends to the date of redemption. The preferred stock contains restrictions and covenants similar to Adelphia's parent debt.

        Adelphia may, at its option, on any dividend payment date, exchange in whole or in part (subject to certain restrictions), the then outstanding shares of preferred stock for 13% Senior Subordinated Exchange Debentures due July 15, 2009 which have provisions consistent with the provisions of the preferred stock. Adelphia paid cash dividends on this preferred stock of $9,750, $19,500 and $19,500 during the nine months ended December 31, 1998 and the years ended December 31, 1999 and 2000, respectively.

        No mandatory redemptions of redeemable preferred stock of Adelphia are required for the next five years as of December 31, 2000.

6.   Commitments and Contingencies

        Adelphia rents office and studio space, tower sites, and space on utility poles under leases with terms which are generally less than one year or under agreements that are generally cancelable on short notice. Total rental expense under all operating leases aggregated $8,054, $27,713 and $65,516 for the nine months ended December 31, 1998 and the years ended December 31, 1999 and 2000, respectively.

        In connection with certain obligations under franchise agreements, Adelphia obtains surety bonds guaranteeing performance to municipalities and public utilities. Payment is required only in the event of nonperformance. Management believes Adelphia has fulfilled all of its obligations such that no payments under surety bonds have been required.

        Adelphia Business Solutions has entered into a series of agreements with several local and long-haul fiber optic network providers. These agreements provide Adelphia Business Solutions with ownership or an IRU to local and long-haul fiber optic cable. Management of Adelphia Business Solutions believes this will allow it to expand its business strategy to include on-net provisioning of regional, local and long distance, internet and data communications and to cost-effectively further interconnect its markets in the eastern half of the United States.

        The estimated obligations under these long haul fiber arrangements as of December 31, 2000 are approximately:

                      Period ending December 31,
                          2001                                      $    111,270
                          2002                                            22,408
                          2003                                               895
                          2004                                               897
                          2005                                               898
                          Thereafter                                      18,304


        In addition to the amount due under the agreements for the fiber optic cable, Adelphia Business Solutions is also required to pay certain fiber optic network providers for pro-rated maintenance and rights of ways fees on a yearly basis.

        The cable television industry and Adelphia are subject to extensive regulation at the federal, state and local levels. Pursuant to the 1992 Cable Act, which significantly expanded the scope of regulation of certain subscriber rates and a number of other matters in the cable industry the FCC adopted rate regulations that establish, on a system-by-system basis, maximum allowable rates for (i) basic and cable programming services (other than programming offered on a per-channel or per-program basis), based upon a benchmark methodology, or, in the alternative, a cost of service showing, and (ii) associated equipment and installation services based upon cost plus a reasonable profit. Under the FCC rules, franchising authorities are authorized to regulate rates for basic services and associated equipment and installation services. In 1996, Congress modified the cable rate regulations with the Telecommunications Act of 1996 (the "1996 Act"). This 1996 Act deregulated the rates for cable programming services on March 31, 1999. Adelphia cannot predict the effect or outcome of the future rulemaking proceedings, changes to the rate regulations, or litigation.

        On or about March 24, 2000, ML Media Partners, L.P. ("ML Media") commenced an action by filing a Verified Complaint (the "Complaint") in the Supreme Court of the State of New York, New York County, against Arahova Communications, Inc. ("Arahova"), Century Communications Corp., a Texas subsidiary of Arahova ("Century"), and Adelphia. In the nine count Complaint, ML Media alleges that it entered into a joint venture agreement (the "Agreement") with Century which, as subsequently modified, governed the ownership, operation and disposition of cable television systems in Puerto Rico (the "Joint Venture"). The Complaint alleges that Adelphia and its affiliates took over Century's interest in the Joint Venture on or around October 1, 1999, and have, according to the Complaint, breached their fiduciary obligations to the Joint Venture and violated certain provisions of the Agreement. The Complaint further alleges that ML Media gave Century notice that ML Media was exercising its rights under the Agreement to require that Century elect to (A) purchase ML Media's interest in the Joint Venture at an appraised fair value, or (B) seek to sell the cable systems to one or more third parties. Century, according to the Complaint, elected to pursue the sale of the cable systems and indicated that it was evaluating whether it or an affiliate thereof would make an offer for the cable systems. The Complaint alleges that Century or its affiliates' potential participation in the sale process is improper. The Complaint asks for, among other things, the dissolution of the Joint Venture and the appointment of a receiver to effect a prompt sale of the Joint Venture. The parties completed discovery in the action and each filed motions for partial summary judgment. On July 10, 2000, the court granted ML Media's motion for partial summary judgment on the fourth cause of action and declared that neither Century nor any of its affiliates may bid on or attempt to purchase the assets and business of the Joint Venture. The court also dismissed the fourth count of the counterclaim and required Century to proceed diligently with ML Media in locating one or more third parties to complete the sale and prohibited any defendant from interfering with the sale. On July 26, 2000, the court also ordered that the sale may be a sale of either the assets of the Joint Venture or the partnership interests in the Joint Venture. The court did not address other issues concerning the motion for summary judgment and did not schedule a full hearing on the merits. On August 7, 2000, Adelphia and the other defendants filed a notice of appeal with respect to the above described orders and judgment of the Court. On January 23, 2001, the Appellate Division affirmed the decision of the court. On February 26, 2001, the defendants filed with the Appellate Division a Motion for Leave to Appeal to the Court of Appeals and supporting Affirmation. The management of Adelphia and Arahova intend to vigorously defend this action. Management believes that this matter will not have a material adverse effect on the financial statements of the Company.

        In November 1999, Arahova, a subsidiary of Adelphia, was sued in a class-action case, Galley vs. American Telephone & Telegraph Corp. et al., where the plaintiffs allege, that by requiring customers to purchase the @Home service, rather than offering the option of access alone, Arahova and the other defendant Multiple System Operators ("MSOs") are illegally "tying" internet content to internet access, thereby violating both the federal antitrust laws and California unfair trade practice statutes. The plaintiffs also allege that the defendants have entered into an illegal conspiracy to require all MSO's providing, or desiring to provide, the @Home service to enter into contracts precluding them from offering any competing internet service. The plaintiffs have recently filed an amended complaint alleging that the violations are national in scope (rather than merely local). Arahova is vigorously defending this case. Due to the preliminary nature of the litigation, the outcome cannot be predicted.

        Adelphia and certain subsidiaries are defendants in several putative subscriber class action suits in state courts in Pennsylvania and Mississippi initiated during 1999. The suits all challenge the propriety of late fees charged by the subsidiaries to customers who fail to pay for services in a timely manner. The suits seek injunctive relief and various formulations of damages under various claimed causes of action under various bodies of state law. These actions are in various stages of defense and are being defended vigorously. The outcome of these matters cannot be predicted at this time. In May 2000, Adelphia settled similar litigation in the state courts of Vermont. The settlement of this matter did not have a material adverse effect on the financial statements of the Company.

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

        For additional information regarding Adelphia's commitments and contingencies after December 31, 2000, see Note 15.

7. Convertible Preferred Stock, Common Stock and Other Stockholders' Equity (Deficiency)

     Series C Convertible Preferred Stock

        On July 7, 1997, Adelphia issued 100,000 shares of 8 1/8% Series C Cumulative Convertible Preferred Stock with a par value of $.01 per share and an aggregate liquidation preference of $100,000 of which $80,000 was sold to a Rigas family entity and the remainder was sold to Telesat. The preferred stock accrues dividends at the rate of 8 1/8% of the liquidation preference per annum, and is convertible at $8.48 per share into an aggregate of 11,792,450 shares of Class A common stock of Adelphia. The preferred stock is redeemable at the option of Adelphia on or after August 1, 2000 at 104% of the liquidation preference declining to 100% of the liquidation preference in 2002. Adelphia paid cash dividends on this preferred stock of $6,093, $6,500 and $3,792 during the nine months ended December 31, 1998 and the years ended December 31, 1999 and 2000, respectively. On January 29, 1999, Adelphia purchased from Telesat its 20,000 shares of Series C cumulative convertible preferred stock.

        On August 2, 2000, 80,000 shares of Series C convertible preferred stock held by Highland Holdings, a general partnership owned by the Rigas family, were converted into 9,433,962 shares of Adelphia Class A common stock.

     Series D Convertible Preferred Stock

        On April 30, 1999, and, in a related transaction on May 14, 1999, Adelphia sold an aggregate 2,875,000 shares of 5 1/2% Series D convertible preferred stock with a liquidation preference of $200 per share. The preferred stock accrues dividends at $11 per share annually and is convertible at $81.45 per share into an aggregate of 7,059,546 shares of Class A common stock of Adelphia. The preferred stock is redeemable at the option of Adelphia on or after May 1, 2002 at 103% of the liquidation preference. Adelphia paid cash dividends on this preferred stock of $15,738 and $31,625 during the years ended December 31, 1999 and 2000, respectively.

     Adelphia Common Stock Issued

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

        On January 21, 2000, Adelphia issued 5,901,522 shares of Class B common stock in connection with a direct placement with Highland 2000, L.P., a limited partnership owned by the Rigas family.

        On June 2, 2000, Adelphia issued 167,500 shares of Class A common stock in connection with the acquisition of cable systems in the Colorado Springs, Colorado area from Searle Communications.

        On July 3, 2000, Adelphia issued 2,500,000 shares of Class B common stock in connection with a direct placement with Highland 2000, L.P., a limited partnership owned by the Rigas family.

        On November 1, 2000, Adelphia issued 10,800,000 shares of Class A common stock in connection with the acquisition of cable systems in the Cleveland, Ohio area from Cablevision Systems Corp. (Note 1).

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


        Changes in the number of shares outstanding for the Company's common stock are as follows:

                                                                             Class A           Class B
                                                                           Common Stock      Common Stock
                                                                         ----------------- -----------------
Shares Outstanding, March 31, 1998                                            20,043,528        10,944,476
                                                                         ----------------- -----------------

Issuance of Class A common stock                                               8,805,315                --
Issuance of Class A common stock for affiliate cable television assets         2,250,000                --
Conversion of Class B common stock into
   Class A common stock                                                          110,000          (110,000)
Other                                                                             50,000                 -
                                                                         ----------------- -----------------
Shares Outstanding, December 31, 1998                                         31,258,843        10,834,476
                                                                         ----------------- -----------------

Issuances of Class A common stock                                             22,600,000                --
Issuances of Class A common stock in connection with acquisitions             59,195,275                --
Other                                                                             (3,000)               --
                                                                         ----------------- -----------------
Shares Outstanding, December 31, 1999                                        113,051,118        10,834,476
                                                                         ----------------- -----------------

Issuance of Class A common stock to fund stock incentive plans                   137,663                --
Options exercised for Class A common stock                                       298,041                --
Issuances of Class A common stock in connection with acquisitions             10,967,500                --
Retirement of FrontierVision escrow account                                    (102,950)                --
Conversion of Series C convertible preferred stock                             9,433,962                --
Issuances of Class B common stock                                                     --         8,401,522
Other                                                                              3,000                --
                                                                         ----------------- -----------------
Shares Outstanding, December 31, 2000                                        133,788,334        19,235,998
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

        For additional information regarding Adelphia's financing transactions after December 31, 2000, see Note 15.

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

The Secondary Offering raised net proceeds of approximately $403,000 to continue the expansion of Adelphia Business Solutions' existing markets and to build new markets. As a result of the Secondary Offering, Adelphia's additional paid-in-capital increased approximately $109,000 and minority interests increased approximately $144,000. At December 31, 2000, Adelphia owned 59.4% of the Adelphia Business Solutions' outstanding common stock and 90.6% of the total voting power.

8.  Employee Benefit Plans:

     Savings Plan

        Adelphia has a 401(k) and stock value plan (the "Plan") which provides that eligible full-time employees may contribute from 2% to 16% of their pre-tax compensation subject to certain limitations. The Plan also provides for certain stock incentive awards on an annual basis. Adelphia makes matching contributions not exceeding 1.5% of each participant's pre-tax compensation. Adelphia's contributions amounted to $605, $1,732 and $3,388 for the nine months ended December 31, 1998, and the years ended December 31, 1999 and 2000, respectively.

     Adelphia Long-Term Incentive Compensation Plan

        On October 6, 1998, Adelphia adopted its 1998 Long-Term Incentive Compensation Plan (the "1998 Plan"). The 1998 Plan provides for the granting of
(i) options which qualify as "incentive stock options" within the meaning of
Section 422 of the Internal Revenue Code of 1986, as amended, (ii) options which do not so qualify, (iii) share awards (with or without restrictions on vesting),
(iv) stock appreciation rights and (v) stock equivalent or phantom units. The number of shares of Adelphia Class A common stock available for issuance under the 1998 Plan is 3,500,000. Options, awards and units may be granted under the 1998 Plan to directors, officers, employees and consultants of Adelphia. The 1998 Plan provides that incentive stock options must be granted with an exercise price of not less than the fair market value of the underlying Adelphia common stock on the date of the grant. Options outstanding under the Plan may be exercised by paying the exercise price per share through various alternative settlement methods. During 1999, Adelphia granted phantom units to certain management employees which represent compensation bonuses based on Adelphia Class A common stock performance. Such awards vest over three years from the date of grant. During the years ended December 31, 1999 and 2000, Adelphia recorded compensation expense of $2,621 and $244 related to these grants, respectively. No phantom units were granted during the year ended December 31, 2000. During 2000, Adelphia granted 441,331 options. Certain of the options vest immediately and others vest over periods up to 10 years and were granted with a strike price equal to fair value as of the date of grant. No compensation expense was recorded related to these options.

        The following table summarizes Adelphia stock option activity:

                                                                                    Weighted
                                                                  Number of         average
                                                                shares subject   exercise price
                                                                  to options       per share
                                                                --------------- ----------------
               Outstanding, December 31, 1998                              --   $           --
               Granted                                                337,922            11.68
               Exercised                                               15,825            10.73
                                                               ----------------
               Outstanding, December 31, 1999                         322,098            11.73
               Granted                                                441,311            48.72
               Exercised                                              298,041            11.90
                                                              -----------------
               Outstanding, December 31, 2000                         465,368    $       46.73
                                                              =================

        The following table summarizes information about the Adelphia stock options outstanding and exercisable at December 31, 2000:

                            Options Outstanding                                                    Options exercisable
--------------------------------------------------------------------------------- -------------------------------------------------
                                            Weighted average                                  Weighted average
                                               remaining        Weighted average                  remaining      Weighted average
                                 Number      contractual life    exercise price    Number of   contractual life    exercise price
    Exercise price per share    of shares        (years)           per share        shares         (years)           per share
------------------------------- ---------- ------------------- ------------------ ---------- ------------------ -------------------
        $5.15 - $60.00            465,368         9.3                46.73         308,868           8.55              $52.75



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

        In addition to the Rigas Options, certain employees have been granted options to purchase shares of ABIZ Class A common stock at prices equal to the fair market value of the shares on the date the option was granted. Options are exercisable immediately after grant and have a maximum term of ten years.

        The following table summarizes stock option activity under Adelphia Business Solutions:

                                                                                    Weighted
                                                                  Number of         average
                                                                shares subject   exercise price
                                                                  to options       per share
                                                              ----------------- ---------------
               Outstanding, December 31, 1998                               --  $            --
               Granted                                                 600,417            15.13
                                                              -----------------
               Outstanding, December 31, 1999                          600,417            15.13
               Granted                                                 216,050            32.71
                                                              -----------------
               Outstanding, December 31, 2000                          816,467  $         19.78
                                                              =================

        The following table summarizes information about Adelphia Business Solutions' stock options outstanding and exercisable at December 31, 2000:

                                 Options outstanding                                         Options exercisable
------------------------------------------------------------------------- -------------------------------------------------
                                   Weighted average                                   Weighted average
                                      remaining       Weighted average                    remaining      Weighted average
  Exercise price per   Number of   contractual life  exercise price per   Number of   contractual life    exercise price
        share           shares         (years)              share           shares         (years)           per share
--------------------- ----------- ----------------- --------------------- ---------- ------------------ -------------------

   $ 8.69 - $61.63      816,467          5.4               $19.78          361,667           6.9              $23.59


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

        SFAS 123 pro forma numbers are as follows:

                                                                                  Year Ended
                                                                                 December 31,
                                                                      --------------------------------
                                                                            1999            2000
                                                                      --------------- -----------------
        Net loss-as reported                                          $    (282,682)  $    (602,484)
        Net loss-Pro forma applying SFAS 123                               (285,016)       (609,272)
        Basic and diluted net loss per common share-as
          reported under ABP 25                                               (3.88)          (4.45)
        Basic and diluted net loss per common share-pro
          forma under SFAS 123                                                (3.91)          (4.50)


        Under SFAS 123, the fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                             Employee Stock Options
                                                                                   Year Ended
                                                                                  December 31,
                                                                        --------------------------------
                                                                             1999             2000
                                                                        ---------------- ---------------
         Expected dividend yield                                                  0%            0%
         Risk-free interest rate                                               6.93%         6.00%
         Expected volatility                                                     50%         50%-116%
         Expected life (in years)                                               5.2           6.82



        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because Adelphia's and Adelphia Business Solutions' employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of Adelphia's and Adelphia Business Solutions' options.

        In addition to the stock options and Rigas Grants, Adelphia Business Solutions issued 58,500 and 98,500 shares of Adelphia Business Solutions' Class A common stock to certain employees for the nine months ended December 31, 1998 and the year ended December 31, 2000, respectively, resulting in the recognition of $761 and $387 of compensation expense, respectively.

9.  Taxes on Income

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

        The tax effects of significant items comprising Adelphia's net deferred tax liability are as follows:

                                                                                  December 31,
                                                                              1999           2000
                                                                         ------------- ----------------
                    Deferred tax liabilities:
                      Differences between book and tax basis of
                        property, plant and equipment and
                        intangible assets                                $   2,738,782  $    2,993,957
                                                                         -------------- ----------------

                    Deferred tax assets:
                      Tax credits and other assets                              23,911         124,120
                      Operating loss carryforwards                             855,377       1,205,420
                                                                         -------------- ----------------
                                                                               879,288       1,329,540
                      Valuation allowance                                     (253,603)       (409,621)
                                                                         -------------- ----------------

                          Subtotal                                             625,685        919,919
                                                                         -------------- ----------------

                      Net deferred tax liability                         $   2,113,097  $   2,074,038
                                                                         ============== ================


        The net change in the valuation allowance from operations for the years ended December 31, 1999 and 2000 was an increase of $72,192 and $156,018, respectively. There was also a decrease in the valuation allowance of $256,768 due to acquisitions during the year ended December 31, 1999.


        Income tax benefit (expense) is as follows:

                                                       Nine Months
                                                          Ended                 Year Ended
                                                       December 31,             December 31,
                                                           1998             1999             2000
                                                     ---------------- ----------------- ----------------
                    Current                          $            60  $        (1,950)  $      (18,948)
                    Deferred                                   6,742           16,443          176,582
                                                     ---------------- ----------------- ----------------

                          Total                      $         6,802  $        14,493   $      157,634
                                                     ================ ================= ================


        A reconciliation of the statutory federal income tax rate and Adelphia's effective income tax rate is as follows:

                                   Nine Months
                                                                 Ended              Year Ended
                                                              December 31,         December 31,
                                                                            ---------------------------
                                                                  1998          1999          2000
                                                              ------------- ------------- -------------
                  Statutory federal income tax rate                    35%          35%          35%
                  Change in federal valuation allowance               (26)         (23)         (15)
                  Preferred stock dividends of subsidiary              (6)          (5)          (2)
                  State taxes, net of federal benefit                   1           --            2
                  Goodwill                                             --           (2)          (3)
                  Other                                                 3            1            5
                                                              ------------- ------------- -------------
                  Effective income tax rate                             7%           6%          22%
                                                              ============= ============= =============


        At December 31, 2000, Adelphia and its corporate subsidiaries had net operating loss carryforwards for federal income tax purposes of approximately $3,024,642 expiring through 2020 as follows:

    Year of expiration:
         2001    $  12,956           2006   $  209,933          2011   $  124,382          2016   $       --
         2002       71,524           2007      190,686          2012      107,539          2017        2,207
         2003      153,884           2008      218,195          2013           --          2018      168,566
         2004      225,658           2009      181,156          2014           --          2019      299,356
         2005      234,444           2010      147,174          2015           --          2020      676,982


10.   Restructuring Charges



        During December, 2000, Adelphia Business Solutions initiated a plan to reduce its network expansion plan from its former target of 175 to 200 markets nationwide by the end of 2001 to a new target of approximately 80 markets, thereby canceling plans to enter or continue operations in approximately 125 markets. In January 2001, Adelphia Business Solutions reduced its national staff by approximately 8% as a result of Adelphia Business Solutions' revised business plan. Most of the affected employees were located in markets in which Adelphia Business Solutions has stopped expansion. For the year ended December 31, 2000, Adelphia Business Solutions recorded a charge of approximately $5,420 to cover a portion of the costs associated with this revised business plan. Approximately $4,568 of the charge relates to cash expenses relating to the termination of lease contracts in the eliminated markets.

        Approximately $852 of the charge relates to severance for certain executive employees. No amounts were recorded for severance for terminated non-executive employees as of December 31, 2000. In addition, no amounts were recorded for the disposal of assets as most equipment deployed in the terminated markets can be redeployed in Adelphia Business Solutions' surviving markets, at little or no incremental costs.


11.   Disclosures about Fair Value of Financial Instruments

        Included in Adelphia's financial instrument portfolio are cash and cash equivalents, U.S. government securities, restricted cash, investments in marketable securities, fixed and variable rate notes payable to banks and institutions, debentures, redeemable preferred stock and interest rate swaps, caps and collars. The carrying values of cash and cash equivalents, U.S. government securities, restricted cash, variable rate notes payable to banks and institutions and investments in marketable securities approximate their fair values at December 31, 1999 and 2000. The carrying value of the fixed rate notes payable to banks and institutions, publicly traded notes, debentures and redeemable preferred stock at December 31, 1999 and 2000 were $6,604,376 and $7,237,381, respectively. At December 31, 1999, the fair value exceeded the carrying value by $21,035. At December 31, 2000, the carrying value exceeded the fair value by $949,879. At December 31, 1999 and 2000, Adelphia would have received approximately $6,603 and $262, respectively, to settle its interest rate swaps, caps and collars agreements, representing the excess of fair value over carrying values of these agreements. The fair values of the debt, redeemable preferred stock and interest rate swaps, caps and collars were based upon quoted market prices of similar instruments or on rates available to Adelphia for instruments of similar terms and remaining maturities.

12.   Business Segment Information

        Refer to Item 6, Selected Financial Data - Business Segment Information, of this Annual Report on Form 10-K for information regarding business segments as of and for the nine months ended December 31, 1998 and as of and for the years ended December 31, 1999 and 2000.

13.   Related Party Transactions

        Adelphia currently manages cable television systems which are principally owned by limited partnerships in which certain of Adelphia's principal shareholders who are executive officers have equity interests.

        Adelphia has agreements with Olympus and the Managed Entities which provide for the payment of fees to Adelphia. The aggregate fee revenues from Olympus and the Managed Entities amounted to $2,022, $5,033 and $34,905 for the nine months ended December 31, 1998 and the years ended December 31, 1999 and 2000, respectively. In addition, Adelphia was reimbursed by Olympus and the Managed Entities for allocated corporate costs of $7,548, $7,785 and $6,144 for the nine months ended December 31, 1998 and the years ended December 31, 1999 and 2000, respectively, which have been recorded as a reduction of selling, general and administrative expenses.

        Interest expense - net includes interest income from affiliates for borrowings of $14,560, $56,719 and $40,333 for the nine months ended December 31, 1998 and the years ended December 31, 1999 and 2000, respectively.

        At March 31, 1998, Adelphia had interest rate swaps with affiliates for a notional amount of $175,000, which expired during the nine months ended December 31, 1998. The net effect of these interest rate swaps was to increase interest expense by $2,049 for the nine months ended December 31, 1998.

        During the nine months ended December 31, 1998 and the years ended December 31, 1999 and 2000, Adelphia paid $3,422, $11,227 and $15,864, respectively, to entities owned by certain shareholders of Adelphia primarily for property, plant and equipment.

14.   Quarterly Financial Data (Unaudited)

        The following tables summarize the financial results of Adelphia for each of the quarters in the years ended December 31, 1999 and 2000. In the opinion of management, such financial results reflect all adjustments (consisting only of normal and recurring adjustments) necessary to fairly present the data for such interim period.


                                                                              Three Months Ended
Year Ended December 31, 1999                                    March 31     June 30    September 30 December 31
                                                              -----------  -----------  -----------  -----------

Revenues                                                      $   201,604  $   218,786  $   232,305  $   635,273
                                                              -----------  -----------  -----------  -----------


Operating expenses:
    Direct operating and programming                               67,295       72,635       79,623      213,059
    Selling, general and administrative                            49,111       61,616       75,303      154,549
    Depreciation and amortization                                  56,863       63,783       65,686      184,693
    Merger and integration costs                                       --           --           --        4,736
                                                              -----------  -----------  -----------  -----------
        Total                                                     173,269      198,034      220,612      557,037
                                                              -----------  -----------  -----------  -----------

Operating income                                                   28,335       20,752       11,693       78,236
                                                              -----------  -----------  -----------  -----------

Other income (expense):
    Priority investment income from Olympus                        12,000       12,000       12,000           --
    Interest expense        - net                                 (67,464)     (52,215)     (51,961)    (187,945)
    Equity in loss of Olympus and other joint ventures            (14,861)     (23,074)     (22,305)        (378)
    Equity in loss of Adelphia Business Solutions joint
     ventures                                                      (3,803)      (3,291)        (246)        (418)
    Minority interest in losses of subsidiaries                    12,914       13,146       12,755         (116)
    Adelphia Business Solutions preferred stock dividends          (7,619)      (7,860)      (8,108)      (8,586)
    Other                                                           2,354           --           --         (489)
                                                              -----------  -----------  -----------  -----------

        Total                                                    (66,479)      (61,294)     (57,865)    (197,932)
                                                              -----------  -----------  -----------  -----------

Loss before income taxes and extraordinary loss                   (38,144)     (40,542)     (46,172)    (119,696)
Income tax benefit                                                  2,897        1,149        3,580        6,867
                                                              -----------  -----------  -----------  -----------

Loss before extraordinary loss                                    (35,247)     (39,393)     (42,592)    (112,829)
Extraordinary loss on early retirement of debt, net of income
 taxes                                                             (8,589)      (1,438)          --         (631)
                                                              -----------  -----------  -----------  -----------

Net loss                                                          (43,836)     (40,831)     (42,592)    (113,460)
Dividend requirements applicable to preferred stock                (6,500)      (6,500)     (14,332)     (14,631)
                                                              -----------  -----------  -----------  -----------

Net loss applicable to common stockholders                    $   (50,336) $   (47,331) $   (56,924) $  (128,091)
                                                              ===========  ===========  ===========  ===========


Basic and diluted loss per weighted average share of common
 stock before extraordinary loss                              $     (0.80) $     (0.79) $     (0.95) $     (1.05)
Basic and diluted extraordinary loss per weighted average
 share on early retirement of debt                                  (0.17)       (0.02)          --           --
                                                              ----------------------------------------------------
Basic and diluted net loss per weighted average share of
 common stock                                                 $     (0.97) $     (0.81) $     (0.95) $     (1.05)
                                                              ====================================================

Weighted average shares of common stock outstanding (in
 thousands)                                                        52,019       58,141       60,163      121,769
                                                              ====================================================





                                                                              Three Months Ended
Year Ended December 31, 2000                                    March 31     June 30    September 30 December 31
                                                              ------------ ------------ ------------ -------------

Revenues                                                      $   672,719  $   704,125  $   727,858  $   804,649
                                                              -----------  -----------  -----------  -----------

Operating expenses:
    Direct operating and programming                              240,996      260,371      269,605      299,374
    Selling, general and administrative                           170,606      171,698      177,907      229,401
    Restructuring charges                                              --           --           --        5,420
    Depreciation and amortization                                 200,526      210,374      214,053      242,924
                                                              -----------  -----------  -----------  -----------
        Total                                                     612,128      642,443      661,565      777,119
                                                              -----------  -----------  -----------  -----------

Operating income                                                   60,591       61,682       66,293       27,530
                                                              -----------  -----------  -----------  -----------

Other income (expense):
    Interest expense        - net                                (198,392)    (206,978)    (228,720)    (288,775)
    Equity in loss of joint ventures                               (3,309)      (3,805)      (4,096)     (14,213)
    Equity in loss of Adelphia Business Solutions joint
     ventures                                                        (105)        (346)         381       (2,788)
    Minority interest in losses of subsidiaries                    18,911       34,045       26,065       59,510
    Adelphia Business Solutions preferred stock dividends          (8,635)      (8,909)      (9,192)      (9,483)
    Other-than-temporary impairment of marketable equity
     securities                                                        --           --           --     (109,605)
    Gain on cable systems swap                                         --       37,552           --           --
    Other                                                             (92)         (96)         (96)        (127)
                                                              -----------  -----------  -----------  -----------

        Total                                                    (191,622)    (148,537)    (215,658)    (365,481)
                                                              -----------  -----------  -----------  -----------

Loss before income taxes                                         (131,031)     (86,855)    (149,365)    (337,951)
Income tax benefit                                                 29,489       15,899       18,415       93,831
                                                              -----------  -----------  -----------  -----------

Net loss                                                         (101,542)     (70,956)    (130,950)    (244,120)
Dividend requirements applicable to preferred stock               (14,406)     (14,406)     (14,406)     (11,698)
                                                              -----------  -----------  -----------  -----------

Net loss applicable to common stockholders                    $  (115,948) $   (85,362) $  (145,356) $  (255,818)
                                                              ===========  ===========  ===========  ===========

Basic and diluted net loss per weighted average share of
common stock                                                  $     (0.91) $     (0.66) $    (1.06)  $     (1.73)
                                                              ===========  ===========  ===========  ===========

Weighted average shares of common stock outstanding (in
thousands)                                                        127,333      128,747      137,510      148,167
                                                              ===========  ===========  ===========  ===========

15.      Subsequent Events

        On January 1, 2001, the Company closed the previously announced cable systems exchange with Comcast Corporation. As a result of this transaction, Adelphia added approximately 443,000 basic subscribers in Los Angeles, California and West Palm/Fort Pierce, Florida. In exchange, Comcast received systems serving approximately 469,000 basic subscribers in suburban Philadelphia, Pennsylvania, Ocean County, New Jersey, Ft. Myers, Florida, Michigan, New Mexico and Indiana. The cable systems exchange has been recorded at fair value and purchase accounting has been applied as of the date of the transaction.

        On January 3, 2001, certain subsidiaries of Adelphia closed on a new short term secured revolving credit facility. The facility is scheduled to expire November 30, 2001 and provides for initial lending commitments of $1,300,000, subject to reductions over time and upon the occurrence of certain events, including certain debt financings and asset sales. Subject to compliance with the terms of this new credit facility, proceeds are available for general corporate purposes. Approximately $360,000 of the facility was used to permanently repay a subsidiary credit facility.

        On January 17, 2001, the Company entered into a stock purchase agreement ("January 2001 Rigas Common Stock Direct Placement") with Highland 2000, L.P., an entity controlled by members of the family of John Rigas, under which Highland agreed to purchase 5,819,367 shares of Adelphia Class B common stock. The January 2001 Rigas Common Stock Direct Placement will be at a per share price equal to $42.96, plus an interest factor. Closing on the January 2001 Rigas Common Stock Direct Placement will occur by October 22, 2001 and is subject to customary closing conditions.

        On January 17, 2001, the Company entered into a note purchase agreement ("January 2001 Rigas Notes Direct Placement") with Highland 2000, L.P., an entity controlled by members of the family of John Rigas under which Highland agreed to purchase $167,400 aggregate principal amount of 6% convertible subordinated notes due 2006. Proceeds from the January 2001 Rigas Notes Direct Placement will be approximately $162,800, plus an interest factor. The economic terms of these notes will be substantially similar to the terms of the notes that were sold in the January 23, 2001 convertible notes offering described below, except that these convertible notes are convertible into shares of Adelphia Class B common stock. Closing on the January 2001 Rigas Notes Direct Placement will occur by October 22, 2001, and is subject to customary closing conditions.

        On January 23, 2001, and in a related transaction on February 22, 2001, Adelphia sold 18,350,000 shares of its Class A common stock. Net proceeds of the offering, after deducting offering expenses were approximately $788,000. Adelphia used the proceeds from the offering to repay subsidiary bank debt, which may be borrowed and used for general corporate purposes.

        On January 23, 2001, and in a related transaction on February 2, 2001, Adelphia completed an offering of $862,500 of 6% convertible subordinated notes due 2006. Net proceeds from this offering, after deducting offering expenses were approximately $838,000. Adelphia used the proceeds from the offering to repay subsidiary bank debt, which may be borrowed and used for general corporate purposes.

        During March 2001, the Company completed its previously announced acquisition of cable television systems, including GS Communications, Inc. These systems served approximately 155,000 subscribers at the date of acquisition, primarily in the Virginia cluster. In connection with the acquisition, Adelphia issued 2,394,778 shares of its Class A common stock and paid cash of approximately $705,000.

        During March 2001, Adelphia Business Solutions issued and sold 25,322 shares of Class A common stock to the public in a rights offering at a price of $7.28 per share. Simultaneously, Adelphia Business Solutions issued and sold 11,820,070 and 51,459,624 shares of Class A and Class B common stock, respectively, to Adelphia in the rights offering at a price of $7.28 per share. Total proceeds to Adelphia Business Solutions were approximately $460,900.

ITEM  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS  ON ACCOUNTING AND
           FINANCIAL  DISCLOSURE

            None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information set forth above in Part I under the caption "Executive Officers of the Registrant" is incorporated herein by reference. The other information required by this item is incorporated herein by reference to the information set forth under the caption "Election of Directors - Description of Board of Directors"; the information set forth under the caption "Election of Directors - Nominee for Election by Holders of Class A Common Stock"; the information set forth under the caption "Election of Directors - Nominees for Election by Holders of Class A Common Stock and Class B Common Stock"; and the information, if any, under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," in the Company's definitive proxy statement for the 2001 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or by reference to a filing amending this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

        The information required by this item is incorporated herein by reference to the information set forth under the caption "Executive Compensation" in the Company's definitive proxy statement for the 2001 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or by reference to a filing amending this Annual Report on Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this item is incorporated herein by reference to the information set forth under the caption "Principal Stockholders" in the Company's definitive proxy statement for the 2001 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or by reference to a filing amending this Annual Report on Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is incorporated herein by reference to the information set forth under the caption "Certain Transactions" in the Company's definitive proxy statement for the 2001 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, or by reference to a filing amending this Annual Report on Form 10-K.

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

    4.07     Form of 7-1/2% Senior Note due 2004 (Contained in Exhibit 4.06).

    4.08     Form of 7-3/4% Senior Note due 2009 (Contained in Exhibit 4.06).

    4.09 Indenture dated as of March 2, 1999, with respect to Hyperion Telecommunications, Inc. 12% Senior Subordinated Notes due 2007, between Hyperion and the Bank of Montreal Trust Company (Incorporated by reference herein is Exhibit 4.01 to the Registrant's Current Report on Form 8-K filed on March 10, 1999.) (File No. 0-16014).

    4.10     Form of 12% Senior Subordinated Notes due 2007 (Contained in
             Exhibit 4.10).

    4.11 Base Indenture, dated as of April 28, 1999, with respect to the Registrant's Senior Indebtedness, between the Registrant and The Bank of Montreal Trust Company (Incorporated by reference herein is Exhibit 4.01 to the Registrant's Current Report on Form 8-K filed on April 28, 1999.) (File No. 0-16014).

    4.12 First Supplemental Indenture, dated as of April 28, 1999, to April 28, 1999 Base Indenture, with respect to the Registrant's 7-7/8% Senior Notes due 2009, between the Registrant and The Bank of Montreal Trust Company (Incorporated by reference herein is Exhibit
             4.02 to the Registrant's Current Report on Form 8-K filed on April 28, 1999.) (File No. 0-16014).

    4.13     Form of 7-7/8% Senior Note due 2009 (Contained in Exhibit 4.12).

    4.14 Second Supplemental Indenture, dated as of November 16, 1999, to April 28, 1999 Base Indenture, with respect to the Registrant's 9-3/8% Senior Notes due 2009, between Harris Trust Company and the Registrant (Incorporated herein by reference is Exhibit 4.16 to the Registrant's Annual Report filed on March 30, 1999 on Form 10-K for the year ended December 31, 1999)(File No. 0-16014).

    4.15     Form of 9-3/8% Senior Note due 2009 (Contained in Exhibit 4.14.).

    4.16     Certificate  of  Designations  with respect to the  Registrant's
             5 1/2% Series D Convertible Preferred Stock (Incorporated by reference herein is Exhibit 3.01 to the Current Report on Form 8-K of the Registrant for the event dated April 28, 1999.) (File No. 0-16014).

    4.17 Third Supplemental Indenture, dated as of September 20, 2000, with respect to the Registrant's 10-7/8% Senior Notes due 2010, between the Registrant and The Bank of New York, successor entity by acquisition to Harris Trust Company of New York, as trustee (Incorporated herein by reference is Exhibit 1.01 to the Registrant's Form 8-K filed on September 29, 2000) (File No. 0-16014).

    4.18     Form of 10-7/8% Senior Note due 2010 (Contained in Exhibit 14.17).

    4.19 Base Subordinated Debt Indenture dated as of January 23, 2001, with respect to the Registrant's Subordinated Debt, between the Registrant and The Bank of New York, successor entity by acquisition to Harris Trust Company of New York, as trustee (Incorporated herein by reference is Exhibit 4.01 to the Registrant's Current Report on Form 8-K filed on January 23,
             2001)(File No. 0-16014).

    4.20 First Supplemental Indenture, dated as of January 23, 2001, with respect to the Registrant's 6% Convertible Subordinated Notes due 2006, between the Registrant and The Bank of New York, successor entity by acquisition to Harris Trust Company of New York, as trustee (Incorporated herein by reference is Exhibit 4.02 to the Registrant's Current Report on Form 8-K filed on January 23,
             2001)(File No. 0-16014).

    4.21     Form of 6% Convertible Subordinated Note due 2006 (Contained in
             Exhibit 4.20).

    4.22     Form of 10-7/8% Senior Note due 2010 (Contained in Exhibit 4.17).

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

   10.25 Pledge Agreement between Hyperion and the Bank of Montreal Trust Company as Collateral Agent, dated as of August 27, 1997 (Incorporated by reference herein is Exhibit 4.03 to Hyperion's Current Report on Form 8-K dated August 27, 1997.) (File No. 0-21605).

   10.26 Pledge, Escrow and Disbursement Agreement, between Hyperion and the Bank of Montreal Trust Company dated as of August 27, 1997 (Incorporated by reference herein to Exhibit 4.05 to Hyperion's Current Report on Form 8-K dated August 27, 1997.) (File No. 0-21605).

   10.27* Management Services Agreement dated as of April 10, 1998, between the Registrant and Hyperion Telecommunications, Inc. (Incorporated herein by reference is Exhibit 10.23 to Registration Statement No. 333-48209 on Form S-1 filed by Hyperion Telecommunications, Inc.).

   10.28     Amendment  to  Registration   Rights  Agreement  dated  as  of
             April 15, 1998, between Hyperion Telecommunications, Inc. and the Registrant (Incorporated herein by reference is Exhibit 10.25 to Registration Statement No. 333-48209 on Form S-1 filed by Hyperion Telecommunications, Inc.).

   10.29 Warrant issued by Hyperion Telecommunications, Inc. to MCI dated May 8, 1998 (Incorporated herein by reference is Exhibit 10.03 to Hyperion Telecommunications, Inc.'s Current Report on Form 8-K dated June 24, 1998.) (File No. 0-21605).

   10.30     Warrant  issued  by  Hyperion  Telecommunications,   Inc.  to  the
             Registrant dated June 5, 1998 (Incorporated herein by reference is Exhibit 10.04 to Hyperion Telecommunications, Inc.'s Current Report on Form 8-K dated June 24, 1998.) (File No. 0-21605).

   10.31* Adelphia Communications Corporation 1998 Long-Term Incentive Compensation Plan (Incorporated herein by reference is Exhibit A to the Registrant's Proxy Statement for the Annual Meeting of Stockholders on October 6, 1998.) (File No. 0-16014).

   10.32 Second Amendment to Credit Agreement, dated as of April 12, 1996, among Chelsea Communications, Inc., Kittanning Cablevision Inc., Robinson/Plum Cablevision L. P., the several banks and financial institutions parties thereto, and Toronto Dominion (Texas), Inc. as Administrative Agent (Incorporated herein by reference is Exhibit
             10.06 to the Form 10-Q of the Registrant for the quarter ended September 30, 1998.) (File No. 0-16014).

   10.33 Purchase Agreement among Adelphia Communications Corporation and Salomon Smith Barney, Inc., Credit Suisse First Boston Corporation, Goldman Sachs & Co., Lehman Brothers, Inc. and NationsBank Montgomery Securities LLC (the "Initial Purchasers") dated January 6, 1999 (Incorporated by reference herein is Exhibit 10.02 to the Registrant's Current Report on Form 8-K, filed January 28, 1999.) (File No. 0-16014).

   10.34 Credit Agreement, dated as of December 30, 1998, among Parnassos, L.P. as the Borrower, various financial institutions as the Lenders, the Bank of Nova Scotia as the Administrative Agent, Nationsbank, N.A. as the Documentation Agent, and TD Securities
             (USA) Inc. as the Syndication Agent (Incorporated by reference herein is Exhibit 10.03 to the Registrant's Current Report on Form 8-K, filed January 28, 1999.) (File No. 0-16014).

   10.35 Registration Rights Agreement among Adelphia Communications Corporation, Doris Holdings, L.P. and Highland Holdings II dated January 14, 1999 (Incorporated by reference herein is Exhibit 10.04 to the Registrant's Current Report on Form 8-K, filed January 28, 1999.) (File No. 0-16014).

   10.36 Underwriting Agreement dated January 11, 1999 between the Registrant and Goldman, Sachs & Co. (Incorporated by reference herein is Exhibit 1.01 to the Registrant's Current Report on Form 8-K, filed January 13, 1999.) (File No. 0-16014).

   10.37 Purchase Agreement between the Registrant and Highland Holdings II dated January 11, 1999 (Incorporated by reference herein is Exhibit
             10.01 to the Registrant's Current Report on Form 8-K, filed January 13, 1999.) (File No. 0-16014).

   10.38 Stock Purchase Agreement dated January 28, 1999 (Incorporated herein by reference is Exhibit 13 to Amendment No. 3 to Schedule 13D filed February 8, 1999 on behalf of FPL Group, Inc.).

   10.39 Class B Voting Agreement, dated as of March 5, 1999, among Adelphia Communications Corporation, Leonard Tow, The Claire Tow Trust, and the Trust Created by Claire Tow under date of December 10, 1979 (Incorporated herein by reference is Exhibit 10.01 to the Registrant's Current Report on Form 8-K for the event dated February 22, 1999.) (File No. 0-16014).

   10.40 Rigas Class B Voting Agreement, dated as of March 5, 1999, among Century Communications Corp., John Rigas, Michael Rigas, Timothy Rigas and James Rigas (Incorporated herein by reference is Exhibit
             10.02 to the Registrant's Current Report on Form 8-K for the event dated February 22, 1999.) (File No. 0-16014).

   10.41 Purchase Agreement between Hyperion Telecommunications, Inc. and the Initial Purchasers named therein, dated as of February 25, 1999, regarding Hyperion's 12% Senior Subordinated Notes due 2007 (Incorporated herein by reference is Exhibit 10.03 to the Registrant's Current Report on Form 8-K for the event dated February 22, 1999.) (File No. 0-16014).

   10.42 Purchase Agreement between Hyperion Telecommunications, Inc. and Highland Holdings, dated as of February 25, 1999, regarding Hyperion's 12% Senior Subordinated Notes due 2007 (Incorporated herein by reference is Exhibit 10.05 to the Registrant's Current Report on Form 8-K for the event dated February 22, 1999.) (File No. 0-16014).

   10.43 Class B Common Stock Purchase Letter Agreement dated April 9, 1999 between Adelphia Communications Corporation and Highland Holdings (Incorporated herein by reference is Exhibit 10.01 to the Registrant's Current Report on Form 8-K for the event dated April 9, 1999.) (File No. 0-16014).

   10.44 Class A Common Stock Underwriting Agreement among Adelphia Communications Corporation, Salomon Smith Barney Inc. and the other underwriters named therein, as representatives of the Underwriters, dated April 23, 1999 (Incorporated by reference herein is Exhibit
             1.01 to the Current Report on Form 8-K of the Registrant for the event dated April 28, 1999.) (File No. 0-16014).

   10.45 7-7/8% Senior Notes Underwriting Agreement among Adelphia Communications Corporation and Chase Securities Inc., as representative of the Underwriters, dated April 23, 1999 (Incorporated by reference herein is Exhibit 1.02 to the Current Report on Form 8-K of the Registrant for the event dated April 28, 1999.) (File No. 0-16014).

   10.46 5-1/2% Series D Convertible Preferred Stock Underwriting Agreement among Adelphia Communications Corporation and Salomon Smith Barney Inc., as representative of the Underwriters, dated April 26, 1999 (Incorporated by reference herein is Exhibit 1.03 to the Current Report on Form 8-K of the Registrant for the event dated April 28, 1999.) (File No. 0-16014).

   10.47 Indenture, dated as of April 15, 1996, between Hyperion Telecommunications, Inc. and Bank of Montreal Trust Company (Incorporated by reference is Exhibit 4.1 to Registration Statement No. 333-06957 on Form S-4 filed for Hyperion Telecommunications, Inc.).

   10.48 First Supplemental Indenture, dated as of September 11, 1996, between Hyperion Telecommunications, Inc. and Bank of Montreal Trust Company (Incorporated herein be reference is Exhibit 4.2 to Hyperion Telecommunications, Inc.'s Registration Statement No. 333-12619 on Form S-3, formerly on Form S-1.).

   10.49 Indenture, dated as of November 12, 1996, between Olympus Communications, L.P., Olympus Capital Corporation and Bank of Montreal Trust Company (Incorporated herein by reference is Exhibit
             10.02 to the Registrant's Current Report on Form 8-K dated December 16, 1996.) (File No. 0-16014).

   10.50 Indenture, dated as of August 27, 1997, with respect to Hyperion Telecommunications, Inc. ("Hyperion") 12-1/4% Senior Secured Notes due 2004, between Hyperion and the Bank of Montreal Trust Company (Incorporated herein by reference to Exhibit 4.01 to Hyperion's Current Report on Form 8-K dated August 27, 1997.) (File No. 0-21605).

   10.51 Second Supplemental Indenture, dated as of August 27, 1997, between Hyperion and the Bank of Montreal Trust Company, regarding Hyperion's 13% Senior Discount Notes due 2003 (Incorporated by reference herein to Exhibit 4.06 to Hyperion's Current Report on Form 8-K dated August 27, 1997.) (File No. 0-21605).

   10.52 Registration Rights Agreement dated as of July 12, 1999, among Adelphia, the Century Class B Holders and Ms. Claire Tow (Incorporated herein by reference is Exhibit 10.01 to the Registrant's Current Report on Form 8-K for the event dated July 12, 1999.) (File No. 0-16014).

   10.53 Tag-Along Rights Agreement dated as of July 12, 1999, among Adelphia, the Century Class B Holders, Ms. Claire Tow and the holders of Adelphia Class B Common Stock named therein (Incorporated herein by reference is Exhibit 10.02 to the Registrant's Current Report on Form 8-K for the event dated July 12,
              1999.) (File No. 0-16014).

   10.54 Purchase Agreement dated as of July 12, 1999, between Adelphia and Citizens Cable Company (Incorporated herein by reference is Exhibit
             10.03 to the Registrant's Current Report on Form 8-K for the event dated July 12, 1999.) (File No. 0-16014).

   10.55 Underwriting Agreement dated October 1, 1999 regarding the sale of 6,000,000 shares of Class A common stock of Adelphia (Incorporated herein by reference is Exhibit 1.01 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.) (File No. 0-16014).

   10.56 Stock Purchase Agreement dated October 1, 1999 between Adelphia Communications Corporation and Highland Holdings (Incorporated herein by reference is Exhibit 10.01 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.) (File No. 0-16014).

   10.57 Bank Credit Facility dated May 6, 1999 among the Registrant, other borrowers and the lenders named therein (Incorporated herein by reference to Exhibit 10.01 to Current Report on Form 8-K for the event dated September 16, 1999 filed by Adelphia Communications Corporation.) (File No. 0-16014).

   10.58 Third Amendment to the Olympus Communications, L.P. Second Amended and Restated Limited Partnership Agreement, dated October 1, 1999 (Incorporated herein by reference is Exhibit 3.8 to Form 10-K of Olympus for fiscal year ended December 31, 1999.) (File No. 333-19327).

   10.59 Amended Credit Agreement, dated as of March 29, 1996, among Highland Video Associates L.P., Telesat Acquisition Limited Partnership, Global Acquisition Partners, L.P., the various financial institutions as parties thereto, Bank of Montreal as syndication agent, Chemical Bank as documentation agent, and the Bank of Nova Scotia as administrative agent (Incorporated herein by reference is Exhibit 10.37 to Adelphia Communications Corporation's Current Report on Form 8-K dated June 19, 1996.) (File No.0-16014).

   10.60 First Amendment, dated as of July 31, 1998 for the Amended and Restated Credit Agreement dated of as March 29, 1996 (Incorporated here in by reference is Exhibit 10.2 to Olympus' Form 8-K dated April 2,
              1999.) (File No. 333-19327).

   10.61 Redemption Agreement between Olympus Communications, LP and Cable GP, Inc., dated as of October 1, 1999 (Incorporated by reference herein is Exhibit 10.6 to Form 10-K of Olympus for fiscal year ended December 31, 1999.) (File No. 333-19327).

   10.62 Underwriting Agreement dated as of November 23, 1999 among Adelphia Business Solutions, Inc., Salomon Smith Barney Inc. and the several other Underwriters named therein (Incorporated herein by reference is Exhibit 1.01 to Adelphia Business Solutions' Form 8-K for the event dated November 23, 1999.) (File No. 0-21605).

   10.63 Stock Purchase Agreement dated November 23, 1999 between Adelphia Business Solutions, Inc. and Adelphia Communications Corporation (Incorporated herein by reference is Exhibit 10.01 to Adelphia Business Solutions' Form 8-K for the event dated November 23, 1999.) (File No. 0-21605).

   10.64 Amended Bank Credit Facility (Incorporated by reference herein is Exhibit 10.1 to FrontierVision Operating Partners, L.P.'s and FrontierVision Capital Corporation's Registration Statement on Form S-1, Registration No. 333-9535.).

   10.65 Amendment No. 1 to Amended Bank Credit Facility (Incorporated by reference herein is Exhibit 10.14 to FrontierVision Operating Partners, L.P.'s and FrontierVision Capital Corporation's Registration Statement on Form S-1, Registration No. 333-9535.).

   10.66 Consent and Amendment No. 2 to Amended Bank Credit Facility (Incorporated by reference herein is Exhibit 10.15 to FrontierVision Operating Partners, L.P.'s and FrontierVision Capital Corporation's Quarterly Report on Form 10-Q, File No. 333-9535 for the quarter ended September 30, 1996.).

   10.67     Amended Credit Facility (Incorporated by reference herein is
             Exhibit 10.18 to FrontierVision Holdings, L.P.'s and FrontierVision Holdings Capital Corporation's Annual Report on Form 10-K, File No. 333-36519 for the year ended December 31, 1997.).

   10.68 Indenture dated as of October 7, 1996, among FrontierVision Operating Partners, L.P., FrontierVision Capital Corporation and Colorado National Bank, as Trustee (Incorporated by reference herein is Exhibit 4.1 to FrontierVision Operating Partners, L.P.'s and FrontierVision Capital Corporation's Quarterly Report on Form 10-Q, File No. 333-9535 for the quarter ended September 30, 1996.).

   10.69 Indenture dated as of September 19, 1997, among FrontierVision Holdings, L.P., FrontierVision Holdings Capital Corporation and U.S. Bank National Association d/b/a Colorado National Bank, as Trustee (Incorporated by reference herein is Exhibit 4.2 to FrontierVision Holdings, L.P.'s and FrontierVision Holdings Capital Corporation's Registration Statement on Form S-4, Registration No. 333-36519.).

   10.70 Indenture dated as of December 9, 1998, among FrontierVision Holdings, L.P., FrontierVision Holdings Capital II Corporation and U.S. Bank National Association, as Trustee (Incorporated by reference herein is Exhibit 4.5 to FrontierVision Holdings, L.P.'s and FrontierVision Holdings Capital II Corporation's Registration Statement on Form S-4, Registration No. 333-75567.).

   10.71 Purchase Agreement dated as of December 2, 1998, by and among FrontierVision Holdings, L.P., FrontierVision Holdings Capital II Corporation and J.P. Morgan Securities, Inc. and Chase Securities Inc., as Initial Purchasers (Incorporated by reference herein is Exhibit 4.6 to FrontierVision Holdings, L.P.'s and FrontierVision Holdings Capital II Corporation's Registration Statement on Form S-4, Registration No. 333-75567.).

   10.72 Registration Rights Agreement dated as of December 9, 1998, by and among Frontier Vision Holdings, L.P., FrontierVision Holdings Capital II Corporation and J.P. Morgan Securities Inc., and Chase Securities, Inc., as Initial Purchasers (Incorporated by reference herein is Exhibit 4.7 to FrontierVision Holdings, L.P.'s and FrontierVision Holdings Capital II Corporation's Registration Statement on Form S-4, Registration No. 333-75567.).

   10.73 Indenture, dated as of November 15, 1988, by and between Century Communications Corp. ("Century," now known as Arahova Communications, Inc.) and the Bank of Montreal Trust Company, as Trustee (Filed as Exhibit 4(l) to Amendment No. 7 to Century's Registration Statement on Form S-1 (File No. 33-21394), which is incorporated herein by reference.).

   10.74 Indenture, dated as of October 15, 1991, by and between Century and the Bank of Montreal Trust Company, as Trustee (Filed as
             Exhibit 4.2 to Amendment No. 2 to Century's Registration Statement on Form S-3 (File No. 33-33787), which is incorporated herein by reference.).

   10.75 First Supplemental Indenture, dated as of October 15, 1991, by and between Century and the Bank of Montreal Trust Company, as Trustee (Filed as Exhibit 7(2) to Century's current report on Form 8-K, dated October 17, 1991 and incorporated herein by reference.) (File No. 0-16899).

   10.76 Indenture, dated as of February 15, 1992, by and between Century and the Bank of America National Trust and Savings Association, as Trustee (Filed as Exhibit 4.3 to Amendment No. 2 to Century's Registration Statement on Form S-3 (File No. 33-33787), which is incorporated herein by reference.).

   10.77 First Supplemental Indenture, dated as of February 15, 1992, by and between Century and the Bank of America National Trust and Savings Association, as Trustee (Filed as Exhibit 4(t) to Century's Annual Report on Form 10-K for the fiscal year ended May 31, 1992 and incorporated herein by reference.) (File No. 0-16899).

   10.78 Second Supplemental Indenture, dated as of August 15, 1992, by and between Century and Bank of America National Trust and Savings Association, as Trustee (Filed as Exhibit 4(u) to Century's Annual Report on Form 10-K for the fiscal year ended May 31, 1992 and incorporated herein by reference.) (File No. 0-16899).

   10.79 Third Supplemental Indenture, dated as of April 1, 1993, by and between Century and Bank of America National Trust and Savings Association, as Trustee (Filed as Exhibit 4(v) to Century's Annual Report on Form 10-K for the fiscal year ended May 31, 1993 and incorporated herein by reference.) (File No. 0-16899).

   10.80 Fourth Supplemental Indenture, dated as of March 6, 1995, by and between Century and Bank of America National Trust and Savings Association, as Trustee (Filed as Exhibit 4(w) to Century's Annual Report on Form 10-K for the fiscal year ended May 31, 1995, and incorporated herein by reference.) (File No. 0-16899).

   10.81 Fifth Supplemental Indenture, dated as of January 23, 1997, by and between Century and First Trust of California, National Association, successor trustee to Bank of America National Trust and Savings Association, as Trustee (Filed as Exhibit 4.10 to Century's Annual Report on Form 10-K for the fiscal year ended May 31, 1997, and incorporated herein by reference.) (File No. 0-16899).

   10.82 Sixth Supplemental Indenture, dated as of September 29, 1997, between Century and First Trust of California, National Association, successor trustee to Bank of America National Trust and Savings Association, as Trustee (Filed as Exhibit 10.2 to Century's Quarterly Report on Form 10-Q for the quarterly period ended August 31, 1997, and incorporated herein by reference.) (File No. 0-16899).

   10.83 Seventh Supplemental Indenture dated as of November 13, 1997 between Century and First Trust of California, National Association, successor trustee to Bank of America National Trust and Savings Association, as Trustee (Filed as Exhibit 4.1 to Century's Quarterly Report on Form 10-Q for the quarterly period ended November 30, 1997, and incorporated herein by reference.) (File No. 0-16899).

   10.84 Eighth Supplemental Indenture dated as of December 10, 1997 between Century and First Trust of California, National Association, as Trustee (Incorporated by reference herein is Exhibit 4.13 to Form 10-K of Century for fiscal year ended May 31, 1999.) (File No. 0-16899).

   10.85 Indenture, dated as of January 15, 1998 between Century and First Trust of California, National Association, as Trustee (Filed as
             Exhibit 4 to Century's Registration Statement on Form S-4 (File No. 333-47161), which is incorporated herein by reference.) (File No. 0-16899).

   10.86* Employment Agreement, dated as of January 1, 1997, between Century and Scott N. Schneider (Filed as Exhibit 10.4 to Century's Annual Report on Form 10-K for the fiscal year ended May 31, 1997, and incorporated herein by reference.) (File No. 0-16899).

   10.87* 1994 Stock Option Plan of Century (Filed as Exhibit 10(v)(3) to Century's Annual Report on Form 10-K for the fiscal year ended May 31, 1995, and incorporated herein by reference.) (File No. 0-16899).

   10.88 Amendment No. 1 to Management Agreement and Joint Venture Agreement (Century ML Venture), dated September 21, 1987, between Century Texas and ML Media Partners, L.P., a Delaware limited partnership (Filed as Exhibit 10(w) to Century's Annual Report on Form 10-K for the fiscal year ended May 31, 1989 and incorporated herein by reference.) (File No. 0-16899).

   10.89 Management Agreement and Joint Venture Agreement (Century-ML Radio Venture), dated as of February 15, 1989, between Century Texas and ML Media Partners, L.P., a Delaware limited partnership (Filed as
             Exhibit 10(x) to Century's Annual Report on Form 10-K for the fiscal year ended May 31, 1989 and incorporated herein by reference.) (File No. 0-16899).

   10.90 Credit Agreement dated as of April 15, 1997 among Citizens Century Cable Television Venture, Bank of America, National Trust and Savings Association, as Syndication Agent, and Societe General, as Agent, Corestates Bank, N.A., The First National Bank of Boston, LTCB Trust Company, and PNC Bank, National Association, as Co-Agents, and each of the bank parties thereto (Filed as Exhibit
             10.41 to Century's Annual Report on Form 10-K for the fiscal year ended May 31, 1997, and incorporated herein by reference.) (File No. 0-16899).

   10.91* Employment Agreement, dated as of January 1, 1997, between Century and Bernard P. Gallagher (Filed as Exhibit 10.1 to Century's Quarterly Report on Form 10-Q for the quarterly period ended August 31, 1997, and incorporated herein by reference.) (File No. 0-16899).

   10.92* Modification Agreement, dated as of June 1, 1998, between Century and Scott N. Schneider (Filed as Exhibit 10.44 to Century's Annual Report on Form 10-K for the fiscal year ended May 31, 1998 and incorporated by reference.) (File No. 0-16899).

   10.93* Modification Agreement, dated as of June 1, 1998, between Century and Bernard P. Gallagher (Filed as Exhibit 10.45 to Century's Annual Report on Form 10-K for the fiscal year ended May 31, 1998 and incorporated by reference.) (File No. 0-16899).

   10.94* Employment Agreement, dated as of July 1, 1997, between Century and Leonard Tow (Filed as Exhibit 10.48 to Century's Annual Report on Form 10-K for the fiscal year ended May 31, 1998 and incorporated by reference.) (File No. 0-16899).

   10.95 Agreement and Plan of Merger, dated as of July 2, 1998, between Centennial Cellular Corp. and CCW Acquisition Corp (Filed as
             Exhibit 10.49 to Century's Annual Report on Form 10-K for the fiscal year ended May 31, 1998 and incorporated by reference.) (File No. 0-16899).

   10.96 Ninth Supplemental Indenture, dated as of October 1, 1999 between Arahova Communications, Inc. ("Arahova") and U.S. Bank Trust National Association (the "Trustee"), successor trustee to Bank of America National Trust and Savings Association, to the Indenture, dated as of February 15, 1992 between Century Communications Corp. and the Trustee (Incorporated herein by reference is Exhibit 4.01 to Form 10-Q for Arahova for the quarter ended November 30, 1999.) (File No. 0-16899).

   10.97 First Supplemental Indenture, dated as of October 1, 1999 between Arahova Communications, Inc. and U.S. Bank Trust National Association (the "Trustee"), to the Indenture, dated as of January 15, 1998 between Century Communications Corp. and the Trustee (Incorporated herein by reference is Exhibit 4.02 to Form 10-Q for Arahova for the quarter ended November 30, 1999.) (File No. 0-16899).

   10.98 Agreement of Limited Partnership of Century-TCI California Communications, L.P., dated as of December 7, 1999 (incorporated herein by reference is Exhibit 4.16 to the Registrant's Annual Report filed on March 30, 1999 on Form 10-K for the year ended December 31, 1999)(File No. 0-16014).

   10.99 Credit Agreement dated as of December 3, 1999 among Century-TCI California, L.P., Certain Lenders, Societe Generale and Deutsche Bank Securities Inc., as Co-Syndication Agents, Salomon Smith Barney Inc. as Lead Arranger and Sole Book Manager, Mellon Bank, N.A. as Documentation Agent and Citibank, N.A. as Administrative Agent (incorporated herein by reference is Exhibit 4.16 to the Registrant's Annual Report filed on March 30, 1999 on Form 10-K for the year ended December 31, 1999)(File No. 0-16014).

   10.100 Agreement and Plan of Reorganization dated as of December 8, 1999, by and among Cablevision of the Midwest, Inc., Cablevision of the Midwest Holding Co., Inc. Adelphia General Holdings II, Inc. and the Registrant (incorporated herein by reference is Exhibit
             4.16 to the Registrant's Annual Report filed on March 30, 1999 on Form 10-K for the year ended December 31, 1999)(File No. 0-16014).

   10.101 Asset Purchase Agreement dated as of December 8, 1999, by and among Telerama, Inc., Cablevision of Cleveland, L.P. and the Registrant (incorporated herein by reference is Exhibit 4.16 to the Registrant's Annual Report filed on March 30, 1999 on Form 10-K for the year ended December 31,
              1999)(File No. 0-16014).

   10.102 Revolving Credit and Term Loan Agreement dated as of October 5, 1999, among Harron Communications Corp, the Subsidiary Guarantors named therein, and the Agents and Lenders named therein (incorporated herein by reference is Exhibit 4.16 to the Registrant's Annual Report filed on March 30, 1999 on Form 10-K for the year ended December 31, 1999)(File No. 0-16014).

   10.103 Underwriting Agreement dated as of November 10, 1999, among the Underwriters and Representatives named therein and the Registrant, regarding the 9-3/8% Senior Notes due 2009 of the Registrant (incorporated herein by reference is Exhibit 4.16 to the Registrant's Annual Report filed on March 30, 1999 on Form 10-K for the year ended December 31, 1999)(File No. 0-16014).

   10.104 Amendment No. 2 to Amended Credit Facility of FrontierVision Operating Partners, L.P., dated as of July 15, 1999 (Incorporated herein by reference is Exhibit 10.21 to Form 10-K of FrontierVision Holdings, L.P. for the year ended December 31, 1999) (File No. 333-36519).

   10.105 Credit Agreement dated as of April 14, 2000, among Century Cable Holdings, LLC, Ft. Myers Cablevision, LLC, and Highland Prestige Georgia, Inc., Bank of America, N.A. and the Chase Manhattan Bank, Co-Administrative Agents and Toronto Dominion (Texas), Inc., Syndication Agent. (Incorporated by reference herein is Exhibit
             10.01 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2000).(File No. 0-16014).

   10.106 Purchase Agreement dated as of January 17, 2001 between Highland 2000, L.P. and the Registrant regarding Class B Common Stock (Incorporated herein by reference is Exhibit 10.01 to the Registrant's Current Report on Form 8-K filed on January 23,
             2001)(File No. 0-16014).

   10.107 Purchase Agreement dated as of January 17, 2001 between Highland 2000, L.P. and the Registrant regarding 6% convertible subordinated notes due 2006 (Incorporated herein by reference is Exhibit 10.02 to the Registrant's Current Report on Form 8-K filed on January 23,
             2001)(File No. 0-16014).

   10.108 10-7/8% Senior Notes Due 2010 Underwriting Agreement among Adelphia Communications Corporation and Salomon Smith Barney Inc., as representative of the Underwriters, dated September 15, 2000 (Incorporated herein by reference is Exhibit 1.01 to the Registrant's Form 8-K filed on September 29, 2000) (File No. 0-16014).

   10.109 6% Convertible Subordinated Notes Due 2006 Underwriting Agreement among Adelphia Communications Corporation and Salomon Smith Barney Inc. and Banc of America Securities LLC, as representatives of the Underwriters, dated January 17, 2001 (Incorporated herein by reference is Exhibit 1.01 to the Registrant's Current Report on Form 8-K filed on January 23, 2001)(File No. 0-16014).

   10.110 Class A Common Stock Underwriting Agreement among Adelphia Communications Corporation and Salomon Smith Barney Inc. and Banc of America Securities LLC, as representatives of the Underwriters, dated January 17, 2001 (Incorporated herein by reference is Exhibit
             1.02 to the Registrant's Current Report on Form 8-K filed on January 23, 2001)(File No. 0-16014).

   10.111 Amendment No. 3 to Amended Credit Facility of FrontierVision Operating Partners, L.P., dated as of March 2, 2001 (Incorporated herein by reference is Exhibit 10.7 to the Form 10-K of FrontierVision Holdings, L.P. for the year ended December 31,
             2000)(File No. 333-36519).

   21.01     Subsidiaries of the Registrant.

   23.01     Consent of Deloitte & Touche LLP (Filed herewith.).

        The Registrant will furnish to the Commission upon request copies of instruments not filed herewith which authorize the issuance of long-term obligations of Registrant or its Subsidiaries not in excess of 10% of the Registrant's total assets on a consolidated basis.


(b) The Registrant filed a Form 8-K on December 19, 2000, which reported information under Items 5 and 7 thereof. No financial statements were filed with such Form 8-K reports.

(c) The Company hereby files as exhibits to this Annual Report on Form 10-K the exhibits set forth in Item 14(a)(3) hereof which are not incorporated by reference.

(d) The Company hereby files as financial statement schedules to this Annual Report on Form 10-K the financial statement schedules set forth in Item 14(a)(2) hereof.


                                             SCHEDULE I (Page 1 of 4)
                               ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                       Condensed Information as to the Financial Position of the Registrant
                                              (Dollars in thousands)
                                                                                            December 31,
                                                                                  ---------------------------------
                                                                                        1999              2000
                                                                                  ----------------  ---------------
ASSETS
Investment in and net advances to subsidiaries
 and related parties                                                              $    6,899,934    $   7,442,547
Property and equipment - net                                                              26,854           25,250
Cash and cash equivalents                                                                    106              110
Other assets - net                                                                       372,678          445,911
                                                                                    --------------    -------------
          Total                                                                   $    7,299,572    $   7,913,818
                                                                                  ================  ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Losses and distributions in excess of investments in and net advances
  to subsidiaries                                                                 $      544,983    $      49,577
Parent debt                                                                            2,777,919        3,423,640
Other debt                                                                                 1,707            1,657
Accrued interest and other liabilities                                                    84,298          140,130
                                                                                  ----------------  ---------------
          Total liabilities                                                            3,408,907        3,615,004

Redeemable exchangeable preferred stock                                                  148,363          148,535

Stockholders' equity - see consolidated financial
  statements included herein for details                                               3,742,302        4,150,279
                                                                                    --------------    -------------
          Total                                                                   $    7,299,572    $   7,913,818
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

                                                                   Nine Months
                                                                      Ended                Year Ended
                                                                   December 31,           December 31,
                                                                                  ------------------------------
INCOME                                                                  1998           1999            2000
                                                                  --------------- -------------- ---------------
Income from subsidiaries and affiliates                           $      68,011   $    129,265   $      93,235
                                                                  --------------- -------------- ---------------

EXPENSES
Operating expenses and fees to subsidiaries                                 316          2,037           4,174
Depreciation and amortization                                             4,106         11,480           9,861
Interest expense to subsidiaries and affiliates                          12,902         24,389          50,163
Interest expense to others                                              115,319        197,317         262,784
                                                                  --------------- -------------- ---------------
          Total                                                         132,643        235,223         326,982
                                                                  --------------- -------------- ---------------

Loss before gain on sale of investments, equity in
  net loss of subsidiaries and extraordinary items                      (64,632)      (105,958)       (233,747)

Gain on sale of investments                                                  --          2,354              --
Other-than-temporary impairment of marketable equity securities              --             --         (15,426)
Equity in net loss of subsidiaries                                      (31,367)      (141,653)       (357,613)
                                                                  --------------- -------------- ---------------
Loss before income taxes and extraordinary loss                         (95,999)      (245,257)       (606,786)
Income tax benefit                                                        6,510         15,196          59,218
                                                                  --------------- -------------- ---------------
Loss before extraordinary loss                                          (89,489)      (230,061)       (547,568)
Extraordinary loss on early retirement of debt (net of income
   taxes of $7,200 in 1999).                                             (4,337)       (10,658)             --
                                                                  --------------- -------------- ---------------
Net loss                                                                (93,826)      (240,719)       (547,568)
Dividend requirements applicable to preferred stock                     (20,718)       (41,963)        (54,916)
                                                                  --------------- -------------- ---------------
Net loss applicable to common stockholders                        $    (114,544)  $   (282,682)  $    (602,484)
                                                                  =============== ============== ===============














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

                                                                   Nine Months
                                                                      Ended                Year Ended
                                                                   December 31,           December 31,
                                                                       1998           1999            2000
                                                                  -------------- --------------- ----------------
Cash flows from operating activities:
  Net loss                                                        $     (93,826) $     (240,719) $     (547,568)
    Adjustments to reconcile net loss to net cash (used for)
      provided by operating activities:
        Equity in net loss of subsidiaries                               31,367         141,653         357,613
        Other-than-temporary impairment of marketable equity
           securities                                                        --              --          15,426
        Gain on sale of investments                                          --          (2,354)             --
        Extraordinary loss on debt retirement                             4,337          10,658              --
        Depreciation and amortization                                     4,106          11,480           9,861
        Noncash interest income (expense)                                   545          (2,792)         (4,279)
        Change in deferred income taxes                                  (6,510)        (15,196)        (59,218)
        Change in operating assets and liabilities:
           Other assets                                                  22,064         110,264         (32,586)
           Accrued interest and other liabilities                        22,062           9,858         (29,358)
                                                                  -------------  --------------  --------------
Net cash (used for) provided by operating activities                    (15,855)         22,852        (290,109)
                                                                  -------------  --------------  --------------

Cash flows from investing activities:
  Acquisitions - net of cash acquired                                        --              --          (5,625)
  Investments in and advances to subsidiaries
    and related parties - net                                          (664,629)     (2,801,906)       (813,145)
  Expenditures for property, plant and equipment                           (835)             --              --
  Proceeds from sale of investments                                          --           2,400              --
  Other                                                                      --              --            7,169
                                                                  -------------  --------------  --------------
Net cash used for investing activities                                 (665,464)     (2,799,506)       (811,601)
                                                                  -------------  --------------  --------------

Cash flows from financing activities:
  Proceeds from debt                                                    299,232       1,250,000         750,000
  Repayments of debt                                                    (70,488)       (279,891)       (100,048)
  Issuance of Adelphia Business Solutions Class A common stock          205,559         262,413              --
  Issuance of class A common stock                                      275,880       1,215,999              --
  Issuance of class B common stock                                           --              --         519,275
  Issuance of Series D convertible preferred stock                           --         557,649              --
  Payments to acquire treasury stock                                         --        (149,401)             --
  Costs associated with issuances of common stock                        (7,954)        (20,991)             --
  Preferred stock dividends paid                                        (15,843)        (41,898)        (54,916)
  Premium paid on early retirement of debt                               (2,095)         (5,603)             --
  Debt financing costs                                                   (2,970)        (11,622)        (12,597)
                                                                  -------------  --------------  --------------
Net cash provided by financing activities                               681,321       2,776,655       1,101,714
                                                                  -------------  --------------  --------------

Increase in cash and cash equivalents                                         2               1               4

Cash and cash equivalents, beginning of period                              103             105             106
                                                                  -------------  --------------  --------------

Cash and cash equivalents, end of period                          $         105  $          106  $          110
                                                                  =============  ==============  ==============

Supplemental disclosure of cash flow activity -
  Cash payments for interest                                      $      97,972  $      330,781  $      294,199
                                                                  =============  ==============  ==============

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

    1. Amounts advanced between Adelphia and related parties:

        Adelphia Communications Corporation ("Adelphia") has periodically advanced to and borrowed funds from subsidiaries and affiliates. Adelphia and its subsidiaries and affiliates charge interest on such amounts at rates ranging from 3% to 16% with principal due upon demand five years after December 31, 2000.

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


                                                        SCHEDULE II
                                    ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                             VALUATION AND QUALIFYING ACCOUNTS
                                                   (Dollars in thousands)

                                                 Balance at      Charged to                                        Balance
                                                  Beginning       Costs and     Deductions-                        at End
                                                  of Period       Expenses      Write-Offs     Acquisitions       of Period
                                               --------------  --------------  --------------  --------------  --------------

Nine Months Ended December 31, 1998

Allowance for doubtful accounts                $      1,166    $      8,765    $      7,078              --    $      2,853
                                               ==============  ==============  ==============  ==============  ==============

Valuation allowance for deferred tax assets    $    408,060    $     30,119    $         --              --    $    438,179
                                               ==============  ==============  ==============  ==============  ==============

Year Ended December 31, 1999

Allowance for doubtful accounts                $      2,853    $     12,642    $      1,097           3,398    $     17,796
                                               ==============  ==============  ==============  ==============  ==============

Valuation allowance for deferred tax assets    $     438,179   $     72,192    $          --       (256,768)   $    253,603
                                               ==============  ==============  ==============  ==============  ==============

Year Ended December 31, 2000

Allowance for doubtful accounts                $     17,796    $    106,845    $     67,606    $        637    $     57,672
                                               ==============  ==============  ==============  ==============  ==============

Valuation allowance for deferred tax assets    $     253,603   $    156,018    $          --   $          --   $    409,621
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

                                                        ADELPHIA COMMUNICATIONS CORPORATION

March 30, 2001                                    By:   /s/ John J. Rigas
                                                        John J. Rigas,
                                                        Chairman, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


March 30, 2001                                          /s/ John J. Rigas
                                                        John J. Rigas,
                                                        Director

March 30, 2001                                          /s/ Timothy J. Rigas
                                                        Timothy J. Rigas,
                                                        Executive Vice President, Chief Financial Officer,
                                                        Chief Accounting Officer, Treasurer and Director

March 30, 2001                                          /s/ Michael J. Rigas
                                                        Michael J. Rigas,
                                                        Executive Vice President, Operations and
                                                        Director

March 30, 2001                                          /s/ James P. Rigas
                                                        James P. Rigas,
                                                        Executive Vice President, Strategic Planning and  Director

March 30, 2001                                          /s/ Peter L. Venetis
                                                        Peter L. Venetis,
                                                        Director

March 30, 2001                                          /s/ Dennis P. Coyle
                                                        Dennis P. Coyle,
                                                        Director

March 30, 2001                                           /s/ Pete J. Metros
                                                        Pete J. Metros,
                                                        Director

March 30, 2001                                          /s/ Leslie J. Gelber
                                                        Leslie J. Gelber,
                                                        Director

March 30, 2001                                          /s/ Erland E. Kailbourne
                                                        Erland E. Kailbourne,
                                                        Director

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

    4.07     Form of 7-1/2% Senior Note due 2004 (Contained in Exhibit 4.06).

    4.08     Form of 7-3/4% Senior Note due 2009 (Contained in Exhibit 4.06).

    4.09 Indenture dated as of March 2, 1999, with respect to Hyperion Telecommunications, Inc. 12% Senior Subordinated Notes due 2007, between Hyperion and the Bank of Montreal Trust Company (Incorporated by reference herein is Exhibit 4.01 to the Registrant's Current Report on Form 8-K filed on March 10, 1999.) (File No. 0-16014).

    4.10     Form of 12% Senior Subordinated Notes due 2007 (Contained in
             Exhibit 4.10).

    4.11 Base Indenture, dated as of April 28, 1999, with respect to the Registrant's Senior Indebtedness, between the Registrant and The Bank of Montreal Trust Company (Incorporated by reference herein is Exhibit 4.01 to the Registrant's Current Report on Form 8-K filed on April 28, 1999.) (File No. 0-16014).

    4.12 First Supplemental Indenture, dated as of April 28, 1999, to April 28, 1999 Base Indenture, with respect to the Registrant's 7-7/8% Senior Notes due 2009, between the Registrant and The Bank of Montreal Trust Company (Incorporated by reference herein is Exhibit
             4.02 to the Registrant's Current Report on Form 8-K filed on April 28, 1999.) (File No. 0-16014).

    4.13     Form of 7-7/8% Senior Note due 2009 (Contained in Exhibit 4.12).

    4.14 Second Supplemental Indenture, dated as of November 16, 1999, to April 28, 1999 Base Indenture, with respect to the Registrant's 9-3/8% Senior Notes due 2009, between Harris Trust Company and the Registrant (Incorporated herein by reference is Exhibit 4.16 to the Registrant's Annual Report filed on March 30, 1999 on Form 10-K for the year ended December 31, 1999)(File No. 0-16014).

    4.15     Form of 9-3/8% Senior Note due 2009 (Contained in Exhibit 4.14.).

    4.16     Certificate  of  Designations  with respect to the  Registrant's
             5 1/2% Series D Convertible Preferred Stock (Incorporated by reference herein is Exhibit 3.01 to the Current Report on Form 8-K of the Registrant for the event dated April 28, 1999.) (File No. 0-16014).

    4.17 Third Supplemental Indenture, dated as of September 20, 2000, with respect to the Registrant's 10-7/8% Senior Notes due 2010, between the Registrant and The Bank of New York, successor entity by acquisition to Harris Trust Company of New York, as trustee (Incorporated herein by reference is Exhibit 1.01 to the Registrant's Form 8-K filed on September 29, 2000) (File No. 0-16014).

    4.18     Form of 10-7/8% Senior Note due 2010 (Contained in Exhibit 14.17).

    4.19 Base Subordinated Debt Indenture dated as of January 23, 2001, with respect to the Registrant's Subordinated Debt, between the Registrant and The Bank of New York, successor entity by acquisition to Harris Trust Company of New York, as trustee (Incorporated herein by reference is Exhibit 4.01 to the Registrant's Current Report on Form 8-K filed on January 23,
             2001)(File No. 0-16014).

    4.20 First Supplemental Indenture, dated as of January 23, 2001, with respect to the Registrant's 6% Convertible Subordinated Notes due 2006, between the Registrant and The Bank of New York, successor entity by acquisition to Harris Trust Company of New York, as trustee (Incorporated herein by reference is Exhibit 4.02 to the Registrant's Current Report on Form 8-K filed on January 23,
             2001)(File No. 0-16014).

    4.21     Form of 6% Convertible Subordinated Note due 2006 (Contained in
             Exhibit 4.20).

    4.22     Form of 10-7/8% Senior Note due 2010 (Contained in Exhibit 4.17).

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

   10.25 Pledge Agreement between Hyperion and the Bank of Montreal Trust Company as Collateral Agent, dated as of August 27, 1997 (Incorporated by reference herein is Exhibit 4.03 to Hyperion's Current Report on Form 8-K dated August 27, 1997.) (File No. 0-21605).

   10.26 Pledge, Escrow and Disbursement Agreement, between Hyperion and the Bank of Montreal Trust Company dated as of August 27, 1997 (Incorporated by reference herein to Exhibit 4.05 to Hyperion's Current Report on Form 8-K dated August 27, 1997.) (File No. 0-21605).

   10.27* Management Services Agreement dated as of April 10, 1998, between the Registrant and Hyperion Telecommunications, Inc. (Incorporated herein by reference is Exhibit 10.23 to Registration Statement No. 333-48209 on Form S-1 filed by Hyperion Telecommunications, Inc.).

   10.28     Amendment  to  Registration   Rights  Agreement  dated  as  of
             April 15, 1998, between Hyperion Telecommunications, Inc. and the Registrant (Incorporated herein by reference is Exhibit 10.25 to Registration Statement No. 333-48209 on Form S-1 filed by Hyperion Telecommunications, Inc.).

   10.29 Warrant issued by Hyperion Telecommunications, Inc. to MCI dated May 8, 1998 (Incorporated herein by reference is Exhibit 10.03 to Hyperion Telecommunications, Inc.'s Current Report on Form 8-K dated June 24, 1998.) (File No. 0-21605).

   10.30     Warrant  issued  by  Hyperion  Telecommunications,   Inc.  to  the
             Registrant dated June 5, 1998 (Incorporated herein by reference is Exhibit 10.04 to Hyperion Telecommunications, Inc.'s Current Report on Form 8-K dated June 24, 1998.) (File No. 0-21605).

   10.31* Adelphia Communications Corporation 1998 Long-Term Incentive Compensation Plan (Incorporated herein by reference is Exhibit A to the Registrant's Proxy Statement for the Annual Meeting of Stockholders on October 6, 1998.) (File No. 0-16014).

   10.32 Second Amendment to Credit Agreement, dated as of April 12, 1996, among Chelsea Communications, Inc., Kittanning Cablevision Inc., Robinson/Plum Cablevision L. P., the several banks and financial institutions parties thereto, and Toronto Dominion (Texas), Inc. as Administrative Agent (Incorporated herein by reference is Exhibit
             10.06 to the Form 10-Q of the Registrant for the quarter ended September 30, 1998.) (File No. 0-16014).

   10.33 Purchase Agreement among Adelphia Communications Corporation and Salomon Smith Barney, Inc., Credit Suisse First Boston Corporation, Goldman Sachs & Co., Lehman Brothers, Inc. and NationsBank Montgomery Securities LLC (the "Initial Purchasers") dated January 6, 1999 (Incorporated by reference herein is Exhibit 10.02 to the Registrant's Current Report on Form 8-K, filed January 28, 1999.) (File No. 0-16014).

   10.34 Credit Agreement, dated as of December 30, 1998, among Parnassos, L.P. as the Borrower, various financial institutions as the Lenders, the Bank of Nova Scotia as the Administrative Agent, Nationsbank, N.A. as the Documentation Agent, and TD Securities
             (USA) Inc. as the Syndication Agent (Incorporated by reference herein is Exhibit 10.03 to the Registrant's Current Report on Form 8-K, filed January 28, 1999.) (File No. 0-16014).

   10.35 Registration Rights Agreement among Adelphia Communications Corporation, Doris Holdings, L.P. and Highland Holdings II dated January 14, 1999 (Incorporated by reference herein is Exhibit 10.04 to the Registrant's Current Report on Form 8-K, filed January 28, 1999.) (File No. 0-16014).

   10.36 Underwriting Agreement dated January 11, 1999 between the Registrant and Goldman, Sachs & Co. (Incorporated by reference herein is Exhibit 1.01 to the Registrant's Current Report on Form 8-K, filed January 13, 1999.) (File No. 0-16014).

   10.37 Purchase Agreement between the Registrant and Highland Holdings II dated January 11, 1999 (Incorporated by reference herein is Exhibit
             10.01 to the Registrant's Current Report on Form 8-K, filed January 13, 1999.) (File No. 0-16014).

   10.38 Stock Purchase Agreement dated January 28, 1999 (Incorporated herein by reference is Exhibit 13 to Amendment No. 3 to Schedule 13D filed February 8, 1999 on behalf of FPL Group, Inc.).

   10.39 Class B Voting Agreement, dated as of March 5, 1999, among Adelphia Communications Corporation, Leonard Tow, The Claire Tow Trust, and the Trust Created by Claire Tow under date of December 10, 1979 (Incorporated herein by reference is Exhibit 10.01 to the Registrant's Current Report on Form 8-K for the event dated February 22, 1999.) (File No. 0-16014).

   10.40 Rigas Class B Voting Agreement, dated as of March 5, 1999, among Century Communications Corp., John Rigas, Michael Rigas, Timothy Rigas and James Rigas (Incorporated herein by reference is Exhibit
             10.02 to the Registrant's Current Report on Form 8-K for the event dated February 22, 1999.) (File No. 0-16014).

   10.41 Purchase Agreement between Hyperion Telecommunications, Inc. and the Initial Purchasers named therein, dated as of February 25, 1999, regarding Hyperion's 12% Senior Subordinated Notes due 2007 (Incorporated herein by reference is Exhibit 10.03 to the Registrant's Current Report on Form 8-K for the event dated February 22, 1999.) (File No. 0-16014).

   10.42 Purchase Agreement between Hyperion Telecommunications, Inc. and Highland Holdings, dated as of February 25, 1999, regarding Hyperion's 12% Senior Subordinated Notes due 2007 (Incorporated herein by reference is Exhibit 10.05 to the Registrant's Current Report on Form 8-K for the event dated February 22, 1999.) (File No. 0-16014).

   10.43 Class B Common Stock Purchase Letter Agreement dated April 9, 1999 between Adelphia Communications Corporation and Highland Holdings (Incorporated herein by reference is Exhibit 10.01 to the Registrant's Current Report on Form 8-K for the event dated April 9, 1999.) (File No. 0-16014).

   10.44 Class A Common Stock Underwriting Agreement among Adelphia Communications Corporation, Salomon Smith Barney Inc. and the other underwriters named therein, as representatives of the Underwriters, dated April 23, 1999 (Incorporated by reference herein is Exhibit
             1.01 to the Current Report on Form 8-K of the Registrant for the event dated April 28, 1999.) (File No. 0-16014).

   10.45 7-7/8% Senior Notes Underwriting Agreement among Adelphia Communications Corporation and Chase Securities Inc., as representative of the Underwriters, dated April 23, 1999 (Incorporated by reference herein is Exhibit 1.02 to the Current Report on Form 8-K of the Registrant for the event dated April 28, 1999.) (File No. 0-16014).

   10.46 5-1/2% Series D Convertible Preferred Stock Underwriting Agreement among Adelphia Communications Corporation and Salomon Smith Barney Inc., as representative of the Underwriters, dated April 26, 1999 (Incorporated by reference herein is Exhibit 1.03 to the Current Report on Form 8-K of the Registrant for the event dated April 28, 1999.) (File No. 0-16014).

   10.47 Indenture, dated as of April 15, 1996, between Hyperion Telecommunications, Inc. and Bank of Montreal Trust Company (Incorporated by reference is Exhibit 4.1 to Registration Statement No. 333-06957 on Form S-4 filed for Hyperion Telecommunications, Inc.).

   10.48 First Supplemental Indenture, dated as of September 11, 1996, between Hyperion Telecommunications, Inc. and Bank of Montreal Trust Company (Incorporated herein be reference is Exhibit 4.2 to Hyperion Telecommunications, Inc.'s Registration Statement No. 333-12619 on Form S-3, formerly on Form S-1.).

   10.49 Indenture, dated as of November 12, 1996, between Olympus Communications, L.P., Olympus Capital Corporation and Bank of Montreal Trust Company (Incorporated herein by reference is Exhibit
             10.02 to the Registrant's Current Report on Form 8-K dated December 16, 1996.) (File No. 0-16014).

   10.50 Indenture, dated as of August 27, 1997, with respect to Hyperion Telecommunications, Inc. ("Hyperion") 12-1/4% Senior Secured Notes due 2004, between Hyperion and the Bank of Montreal Trust Company (Incorporated herein by reference to Exhibit 4.01 to Hyperion's Current Report on Form 8-K dated August 27, 1997.) (File No. 0-21605).

   10.51 Second Supplemental Indenture, dated as of August 27, 1997, between Hyperion and the Bank of Montreal Trust Company, regarding Hyperion's 13% Senior Discount Notes due 2003 (Incorporated by reference herein to Exhibit 4.06 to Hyperion's Current Report on Form 8-K dated August 27, 1997.) (File No. 0-21605).

   10.52 Registration Rights Agreement dated as of July 12, 1999, among Adelphia, the Century Class B Holders and Ms. Claire Tow (Incorporated herein by reference is Exhibit 10.01 to the Registrant's Current Report on Form 8-K for the event dated July 12, 1999.) (File No. 0-16014).

   10.53 Tag-Along Rights Agreement dated as of July 12, 1999, among Adelphia, the Century Class B Holders, Ms. Claire Tow and the holders of Adelphia Class B Common Stock named therein (Incorporated herein by reference is Exhibit 10.02 to the Registrant's Current Report on Form 8-K for the event dated July 12,
              1999.) (File No. 0-16014).

   10.54 Purchase Agreement dated as of July 12, 1999, between Adelphia and Citizens Cable Company (Incorporated herein by reference is Exhibit
             10.03 to the Registrant's Current Report on Form 8-K for the event dated July 12, 1999.) (File No. 0-16014).

   10.55 Underwriting Agreement dated October 1, 1999 regarding the sale of 6,000,000 shares of Class A common stock of Adelphia (Incorporated herein by reference is Exhibit 1.01 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.) (File No. 0-16014).

   10.56 Stock Purchase Agreement dated October 1, 1999 between Adelphia Communications Corporation and Highland Holdings (Incorporated herein by reference is Exhibit 10.01 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.) (File No. 0-16014).

   10.57 Bank Credit Facility dated May 6, 1999 among the Registrant, other borrowers and the lenders named therein (Incorporated herein by reference to Exhibit 10.01 to Current Report on Form 8-K for the event dated September 16, 1999 filed by Adelphia Communications Corporation.) (File No. 0-16014).

   10.58 Third Amendment to the Olympus Communications, L.P. Second Amended and Restated Limited Partnership Agreement, dated October 1, 1999 (Incorporated herein by reference is Exhibit 3.8 to Form 10-K of Olympus for fiscal year ended December 31, 1999.) (File No. 333-19327).

   10.59 Amended Credit Agreement, dated as of March 29, 1996, among Highland Video Associates L.P., Telesat Acquisition Limited Partnership, Global Acquisition Partners, L.P., the various financial institutions as parties thereto, Bank of Montreal as syndication agent, Chemical Bank as documentation agent, and the Bank of Nova Scotia as administrative agent (Incorporated herein by reference is Exhibit 10.37 to Adelphia Communications Corporation's Current Report on Form 8-K dated June 19, 1996.) (File No.0-16014).

   10.60 First Amendment, dated as of July 31, 1998 for the Amended and Restated Credit Agreement dated of as March 29, 1996 (Incorporated here in by reference is Exhibit 10.2 to Olympus' Form 8-K dated April 2,
              1999.) (File No. 333-19327).

   10.61 Redemption Agreement between Olympus Communications, LP and Cable GP, Inc., dated as of October 1, 1999 (Incorporated by reference herein is Exhibit 10.6 to Form 10-K of Olympus for fiscal year ended December 31, 1999.) (File No. 333-19327).

   10.62 Underwriting Agreement dated as of November 23, 1999 among Adelphia Business Solutions, Inc., Salomon Smith Barney Inc. and the several other Underwriters named therein (Incorporated herein by reference is Exhibit 1.01 to Adelphia Business Solutions' Form 8-K for the event dated November 23, 1999.) (File No. 0-21605).

   10.63 Stock Purchase Agreement dated November 23, 1999 between Adelphia Business Solutions, Inc. and Adelphia Communications Corporation (Incorporated herein by reference is Exhibit 10.01 to Adelphia Business Solutions' Form 8-K for the event dated November 23, 1999.) (File No. 0-21605).

   10.64 Amended Bank Credit Facility (Incorporated by reference herein is Exhibit 10.1 to FrontierVision Operating Partners, L.P.'s and FrontierVision Capital Corporation's Registration Statement on Form S-1, Registration No. 333-9535.).

   10.65 Amendment No. 1 to Amended Bank Credit Facility (Incorporated by reference herein is Exhibit 10.14 to FrontierVision Operating Partners, L.P.'s and FrontierVision Capital Corporation's Registration Statement on Form S-1, Registration No. 333-9535.).

   10.66 Consent and Amendment No. 2 to Amended Bank Credit Facility (Incorporated by reference herein is Exhibit 10.15 to FrontierVision Operating Partners, L.P.'s and FrontierVision Capital Corporation's Quarterly Report on Form 10-Q, File No. 333-9535 for the quarter ended September 30, 1996.).

   10.67     Amended Credit Facility (Incorporated by reference herein is
             Exhibit 10.18 to FrontierVision Holdings, L.P.'s and FrontierVision Holdings Capital Corporation's Annual Report on Form 10-K, File No. 333-36519 for the year ended December 31, 1997.).

   10.68 Indenture dated as of October 7, 1996, among FrontierVision Operating Partners, L.P., FrontierVision Capital Corporation and Colorado National Bank, as Trustee (Incorporated by reference herein is Exhibit 4.1 to FrontierVision Operating Partners, L.P.'s and FrontierVision Capital Corporation's Quarterly Report on Form 10-Q, File No. 333-9535 for the quarter ended September 30, 1996.).

   10.69 Indenture dated as of September 19, 1997, among FrontierVision Holdings, L.P., FrontierVision Holdings Capital Corporation and U.S. Bank National Association d/b/a Colorado National Bank, as Trustee (Incorporated by reference herein is Exhibit 4.2 to FrontierVision Holdings, L.P.'s and FrontierVision Holdings Capital Corporation's Registration Statement on Form S-4, Registration No. 333-36519.).

   10.70 Indenture dated as of December 9, 1998, among FrontierVision Holdings, L.P., FrontierVision Holdings Capital II Corporation and U.S. Bank National Association, as Trustee (Incorporated by reference herein is Exhibit 4.5 to FrontierVision Holdings, L.P.'s and FrontierVision Holdings Capital II Corporation's Registration Statement on Form S-4, Registration No. 333-75567.).

   10.71 Purchase Agreement dated as of December 2, 1998, by and among FrontierVision Holdings, L.P., FrontierVision Holdings Capital II Corporation and J.P. Morgan Securities, Inc. and Chase Securities Inc., as Initial Purchasers (Incorporated by reference herein is Exhibit 4.6 to FrontierVision Holdings, L.P.'s and FrontierVision Holdings Capital II Corporation's Registration Statement on Form S-4, Registration No. 333-75567.).

   10.72 Registration Rights Agreement dated as of December 9, 1998, by and among Frontier Vision Holdings, L.P., FrontierVision Holdings Capital II Corporation and J.P. Morgan Securities Inc., and Chase Securities, Inc., as Initial Purchasers (Incorporated by reference herein is Exhibit 4.7 to FrontierVision Holdings, L.P.'s and FrontierVision Holdings Capital II Corporation's Registration Statement on Form S-4, Registration No. 333-75567.).

   10.73 Indenture, dated as of November 15, 1988, by and between Century Communications Corp. ("Century," now known as Arahova Communications, Inc.) and the Bank of Montreal Trust Company, as Trustee (Filed as Exhibit 4(l) to Amendment No. 7 to Century's Registration Statement on Form S-1 (File No. 33-21394), which is incorporated herein by reference.).

   10.74 Indenture, dated as of October 15, 1991, by and between Century and the Bank of Montreal Trust Company, as Trustee (Filed as
             Exhibit 4.2 to Amendment No. 2 to Century's Registration Statement on Form S-3 (File No. 33-33787), which is incorporated herein by reference.).

   10.75 First Supplemental Indenture, dated as of October 15, 1991, by and between Century and the Bank of Montreal Trust Company, as Trustee (Filed as Exhibit 7(2) to Century's current report on Form 8-K, dated October 17, 1991 and incorporated herein by reference.) (File No. 0-16899).

   10.76 Indenture, dated as of February 15, 1992, by and between Century and the Bank of America National Trust and Savings Association, as Trustee (Filed as Exhibit 4.3 to Amendment No. 2 to Century's Registration Statement on Form S-3 (File No. 33-33787), which is incorporated herein by reference.).

   10.77 First Supplemental Indenture, dated as of February 15, 1992, by and between Century and the Bank of America National Trust and Savings Association, as Trustee (Filed as Exhibit 4(t) to Century's Annual Report on Form 10-K for the fiscal year ended May 31, 1992 and incorporated herein by reference.) (File No. 0-16899).

   10.78 Second Supplemental Indenture, dated as of August 15, 1992, by and between Century and Bank of America National Trust and Savings Association, as Trustee (Filed as Exhibit 4(u) to Century's Annual Report on Form 10-K for the fiscal year ended May 31, 1992 and incorporated herein by reference.) (File No. 0-16899).

   10.79 Third Supplemental Indenture, dated as of April 1, 1993, by and between Century and Bank of America National Trust and Savings Association, as Trustee (Filed as Exhibit 4(v) to Century's Annual Report on Form 10-K for the fiscal year ended May 31, 1993 and incorporated herein by reference.) (File No. 0-16899).

   10.80 Fourth Supplemental Indenture, dated as of March 6, 1995, by and between Century and Bank of America National Trust and Savings Association, as Trustee (Filed as Exhibit 4(w) to Century's Annual Report on Form 10-K for the fiscal year ended May 31, 1995, and incorporated herein by reference.) (File No. 0-16899).

   10.81 Fifth Supplemental Indenture, dated as of January 23, 1997, by and between Century and First Trust of California, National Association, successor trustee to Bank of America National Trust and Savings Association, as Trustee (Filed as Exhibit 4.10 to Century's Annual Report on Form 10-K for the fiscal year ended May 31, 1997, and incorporated herein by reference.) (File No. 0-16899).

   10.82 Sixth Supplemental Indenture, dated as of September 29, 1997, between Century and First Trust of California, National Association, successor trustee to Bank of America National Trust and Savings Association, as Trustee (Filed as Exhibit 10.2 to Century's Quarterly Report on Form 10-Q for the quarterly period ended August 31, 1997, and incorporated herein by reference.) (File No. 0-16899).

   10.83 Seventh Supplemental Indenture dated as of November 13, 1997 between Century and First Trust of California, National Association, successor trustee to Bank of America National Trust and Savings Association, as Trustee (Filed as Exhibit 4.1 to Century's Quarterly Report on Form 10-Q for the quarterly period ended November 30, 1997, and incorporated herein by reference.) (File No. 0-16899).

   10.84 Eighth Supplemental Indenture dated as of December 10, 1997 between Century and First Trust of California, National Association, as Trustee (Incorporated by reference herein is Exhibit 4.13 to Form 10-K of Century for fiscal year ended May 31, 1999.) (File No. 0-16899).

   10.85 Indenture, dated as of January 15, 1998 between Century and First Trust of California, National Association, as Trustee (Filed as
             Exhibit 4 to Century's Registration Statement on Form S-4 (File No. 333-47161), which is incorporated herein by reference.) (File No. 0-16899).

   10.86* Employment Agreement, dated as of January 1, 1997, between Century and Scott N. Schneider (Filed as Exhibit 10.4 to Century's Annual Report on Form 10-K for the fiscal year ended May 31, 1997, and incorporated herein by reference.) (File No. 0-16899).

   10.87* 1994 Stock Option Plan of Century (Filed as Exhibit 10(v)(3) to Century's Annual Report on Form 10-K for the fiscal year ended May 31, 1995, and incorporated herein by reference.) (File No. 0-16899).

   10.88 Amendment No. 1 to Management Agreement and Joint Venture Agreement (Century ML Venture), dated September 21, 1987, between Century Texas and ML Media Partners, L.P., a Delaware limited partnership (Filed as Exhibit 10(w) to Century's Annual Report on Form 10-K for the fiscal year ended May 31, 1989 and incorporated herein by reference.) (File No. 0-16899).

   10.89 Management Agreement and Joint Venture Agreement (Century-ML Radio Venture), dated as of February 15, 1989, between Century Texas and ML Media Partners, L.P., a Delaware limited partnership (Filed as
             Exhibit 10(x) to Century's Annual Report on Form 10-K for the fiscal year ended May 31, 1989 and incorporated herein by reference.) (File No. 0-16899).

   10.90 Credit Agreement dated as of April 15, 1997 among Citizens Century Cable Television Venture, Bank of America, National Trust and Savings Association, as Syndication Agent, and Societe General, as Agent, Corestates Bank, N.A., The First National Bank of Boston, LTCB Trust Company, and PNC Bank, National Association, as Co-Agents, and each of the bank parties thereto (Filed as Exhibit
             10.41 to Century's Annual Report on Form 10-K for the fiscal year ended May 31, 1997, and incorporated herein by reference.) (File No. 0-16899).

   10.91* Employment Agreement, dated as of January 1, 1997, between Century and Bernard P. Gallagher (Filed as Exhibit 10.1 to Century's Quarterly Report on Form 10-Q for the quarterly period ended August 31, 1997, and incorporated herein by reference.) (File No. 0-16899).

   10.92* Modification Agreement, dated as of June 1, 1998, between Century and Scott N. Schneider (Filed as Exhibit 10.44 to Century's Annual Report on Form 10-K for the fiscal year ended May 31, 1998 and incorporated by reference.) (File No. 0-16899).

   10.93* Modification Agreement, dated as of June 1, 1998, between Century and Bernard P. Gallagher (Filed as Exhibit 10.45 to Century's Annual Report on Form 10-K for the fiscal year ended May 31, 1998 and incorporated by reference.) (File No. 0-16899).

   10.94* Employment Agreement, dated as of July 1, 1997, between Century and Leonard Tow (Filed as Exhibit 10.48 to Century's Annual Report on Form 10-K for the fiscal year ended May 31, 1998 and incorporated by reference.) (File No. 0-16899).

   10.95 Agreement and Plan of Merger, dated as of July 2, 1998, between Centennial Cellular Corp. and CCW Acquisition Corp (Filed as
             Exhibit 10.49 to Century's Annual Report on Form 10-K for the fiscal year ended May 31, 1998 and incorporated by reference.) (File No. 0-16899).

   10.96 Ninth Supplemental Indenture, dated as of October 1, 1999 between Arahova Communications, Inc. ("Arahova") and U.S. Bank Trust National Association (the "Trustee"), successor trustee to Bank of America National Trust and Savings Association, to the Indenture, dated as of February 15, 1992 between Century Communications Corp. and the Trustee (Incorporated herein by reference is Exhibit 4.01 to Form 10-Q for Arahova for the quarter ended November 30, 1999.) (File No. 0-16899).

   10.97 First Supplemental Indenture, dated as of October 1, 1999 between Arahova Communications, Inc. and U.S. Bank Trust National Association (the "Trustee"), to the Indenture, dated as of January 15, 1998 between Century Communications Corp. and the Trustee (Incorporated herein by reference is Exhibit 4.02 to Form 10-Q for Arahova for the quarter ended November 30, 1999.) (File No. 0-16899).

   10.98 Agreement of Limited Partnership of Century-TCI California Communications, L.P., dated as of December 7, 1999 (incorporated herein by reference is Exhibit 4.16 to the Registrant's Annual Report filed on March 30, 1999 on Form 10-K for the year ended December 31, 1999)(File No. 0-16014).

   10.99 Credit Agreement dated as of December 3, 1999 among Century-TCI California, L.P., Certain Lenders, Societe Generale and Deutsche Bank Securities Inc., as Co-Syndication Agents, Salomon Smith Barney Inc. as Lead Arranger and Sole Book Manager, Mellon Bank, N.A. as Documentation Agent and Citibank, N.A. as Administrative Agent (incorporated herein by reference is Exhibit 4.16 to the Registrant's Annual Report filed on March 30, 1999 on Form 10-K for the year ended December 31, 1999)(File No. 0-16014).

   10.100 Agreement and Plan of Reorganization dated as of December 8, 1999, by and among Cablevision of the Midwest, Inc., Cablevision of the Midwest Holding Co., Inc. Adelphia General Holdings II, Inc. and the Registrant (incorporated herein by reference is Exhibit
             4.16 to the Registrant's Annual Report filed on March 30, 1999 on Form 10-K for the year ended December 31, 1999)(File No. 0-16014).

   10.101 Asset Purchase Agreement dated as of December 8, 1999, by and among Telerama, Inc., Cablevision of Cleveland, L.P. and the Registrant (incorporated herein by reference is Exhibit 4.16 to the Registrant's Annual Report filed on March 30, 1999 on Form 10-K for the year ended December 31,
              1999)(File No. 0-16014).

   10.102 Revolving Credit and Term Loan Agreement dated as of October 5, 1999, among Harron Communications Corp, the Subsidiary Guarantors named therein, and the Agents and Lenders named therein (incorporated herein by reference is Exhibit 4.16 to the Registrant's Annual Report filed on March 30, 1999 on Form 10-K for the year ended December 31, 1999)(File No. 0-16014).

   10.103 Underwriting Agreement dated as of November 10, 1999, among the Underwriters and Representatives named therein and the Registrant, regarding the 9-3/8% Senior Notes due 2009 of the Registrant (incorporated herein by reference is Exhibit 4.16 to the Registrant's Annual Report filed on March 30, 1999 on Form 10-K for the year ended December 31, 1999)(File No. 0-16014).

   10.104 Amendment No. 2 to Amended Credit Facility of FrontierVision Operating Partners, L.P., dated as of July 15, 1999 (Incorporated herein by reference is Exhibit 10.21 to Form 10-K of FrontierVision Holdings, L.P. for the year ended December 31, 1999) (File No. 333-36519).

   10.105 Credit Agreement dated as of April 14, 2000, among Century Cable Holdings, LLC, Ft. Myers Cablevision, LLC, and Highland Prestige Georgia, Inc., Bank of America, N.A. and the Chase Manhattan Bank, Co-Administrative Agents and Toronto Dominion (Texas), Inc., Syndication Agent. (Incorporated by reference herein is Exhibit
             10.01 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2000).(File No. 0-16014).

   10.106 Purchase Agreement dated as of January 17, 2001 between Highland 2000, L.P. and the Registrant regarding Class B Common Stock (Incorporated herein by reference is Exhibit 10.01 to the Registrant's Current Report on Form 8-K filed on January 23,
             2001)(File No. 0-16014).

   10.107 Purchase Agreement dated as of January 17, 2001 between Highland 2000, L.P. and the Registrant regarding 6% convertible subordinated notes due 2006 (Incorporated herein by reference is Exhibit 10.02 to the Registrant's Current Report on Form 8-K filed on January 23,
             2001)(File No. 0-16014).

   10.108 10-7/8% Senior Notes Due 2010 Underwriting Agreement among Adelphia Communications Corporation and Salomon Smith Barney Inc., as representative of the Underwriters, dated September 15, 2000 (Incorporated herein by reference is Exhibit 1.01 to the Registrant's Form 8-K filed on September 29, 2000) (File No. 0-16014).

   10.109 6% Convertible Subordinated Notes Due 2006 Underwriting Agreement among Adelphia Communications Corporation and Salomon Smith Barney Inc. and Banc of America Securities LLC, as representatives of the Underwriters, dated January 17, 2001 (Incorporated herein by reference is Exhibit 1.01 to the Registrant's Current Report on Form 8-K filed on January 23, 2001)(File No. 0-16014).

   10.110 Class A Common Stock Underwriting Agreement among Adelphia Communications Corporation and Salomon Smith Barney Inc. and Banc of America Securities LLC, as representatives of the Underwriters, dated January 17, 2001 (Incorporated herein by reference is Exhibit
             1.02 to the Registrant's Current Report on Form 8-K filed on January 23, 2001)(File No. 0-16014).

   10.111 Amendment No. 3 to Amended Credit Facility of FrontierVision Operating Partners, L.P., dated as of March 2, 2001 (Incorporated herein by reference is Exhibit 10.7 to the Form 10-K of FrontierVision Holdings, L.P. for the year ended December 31,
             2000)(File No. 333-36519).

   21.01     Subsidiaries of the Registrant.

   23.01     Consent of Deloitte & Touche LLP (Filed herewith.).