Form 10-K/A
period 2000-12-31
ADELPHIA COMMUNICATIONS CORP
filed 2001-04-30
CIK 796486

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

 X Annual Report under Section 13 or 15(d) of the Securities Exchange Act
----
    of 1934

                      For the year ended December 31, 2000

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

Yes      X        No  ____


Aggregate market value of outstanding Class A common stock par value $.01 per share, held by non-affiliates of the registrant at March 29, 2001 was $5.1 billion based on the closing sale price as computed by the NASDAQ National Market system as of that date. For purposes of this calculation only, affiliates are deemed to be directors and executive officers of the registrant.

At March 29, 2001, 153,439,270 shares of Class A common stock, par value $0.01 per share, and 19,235,998 shares of Class B common stock, par value $0.01 per share, of the registrant were outstanding.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K.

         The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 2000 as set forth in the pages attached hereto:

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



                                            ADELPHIA COMMUNICATIONS CORPORATION



April 30, 2001                              By:   /s/ Timothy J. Rigas
                                                 -------------------------------
                                                 Timothy J. Rigas
                                                 Executive Vice President, Chief
                                                 Financial Officer, Chief
                                                 Accounting Officer, Treasurer
                                                 and Director

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


John J. Rigas
Age 76

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


Michael J. Rigas
Age 47

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

Timothy J. Rigas
Age 44

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


James P. Rigas
Age 43

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


Pete J. Metros
Age 60

         Pete J. Metros became a director of Adelphia on November 4, 1986. Mr. Metros has been President and a member of the Board of Directors of Rapistan Demag Corporation, a subsidiary of Mannesmann AG, since December 1991. From August 1987 to December 1991, he was President of Rapistan Corp., the predecessor of Rapistan Demag Corporation, and of Truck Products Corp., both of which were major subsidiaries of Lear Siegler Holdings Corp. From 1980 to August 1987, Mr. Metros was President of the Steam Turbine, Motor & Generator Division of Dresser-Rand Company. From 1964 to 1980, he held various positions at the General Electric Company, the last of which was Manager of Manufacturing for the Large Gas Turbine Division. Mr. Metros is also on the Board of Directors of Adelphia Business Solutions, and Borroughs Corporation of Kalamazoo, Michigan. Mr. Metros received a BS degree from the Georgia Institute of Technology in 1962.

Dennis P. Coyle
Age 62

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

Leslie J. Gelber
Age 44

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

Peter L. Venetis
Age 43

         Peter L. Venetis is Managing Partner of Praxis Capital Ventures, a private equity investment firm providing growth capital to emerging companies in the telecommunications, digital media and related industries. Praxis Capital Ventures is a subsidiary of Adelphia. Mr. Venetis was President and Chief Executive Officer of the Atlantic Bank of New York from March 1992 to April 2000. Prior to this position, Mr. Venetis was a Director in the Leveraged Finance Group at Salomon Brothers, Inc. where he was employed from 1985 to 1992. Mr. Venetis is also a board member of Atlantic Bank of New York and is a Trustee of the Churchill School and Center in Manhattan. Mr. Venetis graduated from Columbia University (cum laude) in 1979 and received his MBA in Finance and International Business from the Columbia University Graduate School of Business in 1981.

Erland E. Kailbourne
Age 59

         Erland E. Kailbourne is the retired Chairman and Chief Executive Officer (New York Region) of Fleet National Bank. He served with the Fleet organization or its predecessors for 37 years prior to his retirement on December 31, 1998. Mr. Kailbourne is currently Chairman and President of The John R. Oishei Foundation, a director of the New York ISO Utilities Board, a director of Albany International Corporation, Bush Industries, Inc., Rand Capital Corporation, Statewide Zone Capital Corporation, Allegany Co-op Insurance Company, and USA Niagara Development Corporation. He is also a member of the Advisory Council of the New York State Office of Science, Technology and Academic Research and is a member of the Trooper Foundation. He is a past director of the New York Business Development Corporation, the Business Council of New York State, Inc., Fleet National Bank, Security New York State Corp., Fleet Trust Company, Robert Morris Associates, the Buffalo and Rochester Chambers of Commerce, the SUNY Albany Foundation, the SUNY Buffalo Foundation, WXXI-Public Television, WNED-Public Television, WMHT-Public Television and a member of the Advisory Board of Chautauqua Airlines. Mr. Kailbourne graduated with a degree in business administration from Alfred State College in 1961.

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

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company or written representations that no other reports were required, the Company's directors, executive officers and more than ten percent stockholders filed on a timely basis all reports due under Section 16(a) for the year ended December 31, 2000, except that John Rigas, Michael Rigas, Timothy Rigas, James Rigas, Ellen Rigas, Highland Holdings and Peter Venetis filed a late report with respect to the same, single transaction by Highland Holdings.

Item 11. Executive Compensation

Summary Compensation Table

         The following table sets forth certain information regarding compensation paid by the Company for services rendered during the Company's years ended December 31, 2000, 1999 and 1998 to the Company's Chief Executive Officer and its three other executive officers:

Annual Compensation

                                                                                   Long-Term Compensation
                                                                                 Restricted      Securities      All Other
                                                            Compensation ($)       Stock         Underlying    Compensation
Name and Principal Position           Period Ended (a)      Salary     Bonus    Awards (d)($)  Options (d)(#)    (b)(c)($)
---------------------------           ----------------   ----------- --------- -------------- --------------- ---------------

John J. Rigas                      Year ended 12/00        1,407,763     --          --             --             466,050
Chairman, President and            Year ended 12/99        1,354,953     --       1,575,000       100,000          461,940
Chief Executive Officer            Year ended 12/98        1,367,399     --          --             --             461,061

Michael J. Rigas                   Year ended 12/00          244,880     --          --             --              20,996
Executive Vice President,          Year ended 12/99          223,856     --       1,575,000       100,000           10,950
Operations and Secretary           Year ended 12/98          229,866     --           -             --              10,950

Timothy J. Rigas                   Year ended 12/00          236,883     --          --             --              19,944
Executive Vice President, Chief    Year ended 12/99          223,856     --       1,575,000       100,000           10,950
Financial Officer, Chief           Year ended 12/98          229,866     --          --             --              10,950
Accounting Officer and Treasurer

James P. Rigas                     Year ended 12/00          236,883     --          --             --              11,669
Executive Vice President,          Year ended 12/99          223,856     --       1,575,000       100,000           11,669
Strategic Planning                 Year ended 12/98          229,385     --          --             --              11,431

(a) On March 30, 1999, the Company changed its fiscal year end from March 31 to December 31, effective December 31, 1998. The year ended December 31, 1998 includes three months of compensation from the fiscal year ended March 31, 1998.

(b)      Years  ended  December  31,  2000,  1999 and 1998  amounts  include:
         (i) life insurance premiums paid during each respective period by the Company under employment agreements with John J. Rigas, Michael J. Rigas, Timothy J. Rigas and James P. Rigas, in premium payment amounts of $200,000, $20,246, $19,194 and $10,919, respectively, during the year ended December 31, 2000, $200,000, $10,200, $10,200 and $10,919,
         respectively, during the year ended December 31, 1999, $200,000, $10,200, $10,200 and $10,681, respectively, during the year ended December 31, 1998 on policies owned by the respective named executive officers; (ii) $212,166, $216,270 and $227,805 for John J. Rigas which represents the dollar value of the benefit of the whole-life portion of the premiums paid by the Company during the years ended December 31, 2000, 1999 and 1998, respectively, pursuant to a split-dollar life insurance arrangement projected on an actuarial basis; (iii) $53,134, $44,920 and $32,506 for John J. Rigas, which represents payments by the Company during the years ended December 31, 2000, 1999 and 1998, respectively, pursuant to a split-dollar life insurance arrangement that is attributable to term life insurance coverage; and (iv) $750 in Company matching contributions for each executive officer under the Company's 401(k) savings plan for the years ended December 31, 2000, 1999 and 1998, respectively. The amounts shown above do not include transactions between the Company and certain executive officers or certain entities which are privately owned in whole or in part by the executive officers named in the table. See "Item 13, Certain Relationships and Related Transactions."

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

(d) The respective amounts set forth represent restrictive stock awards of Adelphia Business Solutions Class A common stock, and stock options to purchase Adelphia Business Solutions Class A common stock, which were granted to the named executive officers by Adelphia Business Solutions under its 1996 Long-Term Incentive Compensation Plan ("1996 Plan"). The amounts shown represent the aggregate restricted stock awards held by the named executive officers at December 31, 2000. At that date, the value of each such award, based on the closing price of the Class A common stock was $425,000.

         All of the executive officers are eligible to receive stock options or stock bonuses of Class A common stock under the Company's 1998 Long-Term Incentive Compensation Plan ("1998 Plan"), to be awarded or granted at the discretion of the Plan Administrator (as defined therein), subject to certain limitations on the number of shares that may be awarded to each executive officer under the 1998 Plan. No awards were made to executive officers under the 1998 Plan during the years ended December 31, 2000 and 1999.

                                  Aggregate Option Exercises In Last Fiscal Year
                                       and December 31, 2000 Option Values


                                                                       Number of Securities    Value of Unexercised
                                                                      Underlying Unexercised      In-The-Money
                                                                           Options at              Options at
                                                                        December 31, 2000       December 31, 2000
                              Shares Acquired                          (#)(1) Exercisable/         Exercisable/
Name                          on Exercise (#)    Value Realized ($)        Unexercisable       Unexercisable ($)(1)
----                         -----------------   -----------------  ------------------------- ----------------------

John J. Rigas                       0                      0              0/100,000                     0/0

Michael J. Rigas                    0                      0              0/100,000                     0/0

Timothy J. Rigas                    0                      0              0/100,000                     0/0

James P. Rigas                      0                      0              0/100,000                     0/0


(1) All options granted were with respect to the Class A common stock of Adelphia Business Solutions, with an exercise price equal to the fair market value of such stock on the date of grant. These options all vest in three equal, annual amounts on the third, fourth and fifth anniversaries of the date of grant.

Employment Contracts and Termination of Employment

         During the year ended December 31, 2000, each of the named executive officers had an employment agreement with the Company which is automatically renewable each year unless one party gives the other prior notice and which provides among other things for compensation review by the Compensation Committee, the insurance premium payments listed in note (a)(i) to the Summary Compensation Table above, and benefits. In addition, under such employment agreements, upon termination of such employment for any reason other than "for cause," each of the executive officers will be entitled to receive severance pay equal to three months of his salary plus the amount of insurance premiums payable under such officer's employment agreement which, as of January 1, 2001, in the aggregate in the case of John J. Rigas would be approximately $343,218.

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

Compensation Committee

         Erland Kailbourne, Leslie Gelber, Dennis Coyle and Pete J. Metros serve as members of the Compensation Committee of the Board of Directors. None of these compensation committee members has been an officer or employee of the Company.

Board of Directors Compensation

         Directors who are not also employees of the Company each receive compensation from the Company for services as a director at a rate of $1,000 plus reimbursement of expenses for each Board and committee meeting attended. Directors who are employees of the Company do not receive any compensation for services as a director or as a member of Board committees.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth, based on information available to the Company as of March 29, 2001, certain information with respect to the beneficial ownership of Class A common stock and Class B common stock by each director or nominee for director, all executive officers and directors of Adelphia as a group, and each person known to Adelphia to own beneficially more than 5% of either class of common stock, based on 153,439,270 shares of Class A common stock and 19,235,998 shares of Class B common stock outstanding, respectively, as of such date. Unless otherwise noted, each of the shareholders in the table has sole voting and investment power. The business address of each 5% beneficial owner named below, unless otherwise noted, is One North Main Street, Coudersport, Pennsylvania 16915.

                                                   Shares of        Percent of       Shares of         Percent of
                                                    Class A          Class A          Class B            Class B
                                                    Common            Common          Common             Common
Name                                                 Stock            Stock            Stock              Stock
                                                 -------------     ------------   ----------------    -------------
John J. Rigas                                         (a)              (b)         14,318,658(c)          74.4%

Michael J. Rigas                                      (a)              (b)         10,333,442(c)          53.7%

Timothy J. Rigas                                      (a)              (b)         10,333,442(c)          53.7%

James P. Rigas                                        (a)              (b)         9,569,106(c)           49.7%

Pete J. Metros                                        500              (d)              --                 --

Dennis P. Coyle                                      1,000             (d)              --                 --

Leslie J. Gelber                                     3,000             (d)              --                 --

Erland E. Kailbourne                                  500              (d)              --                 --

Peter L. Venetis                                      (e)              (e)         8,679,234(c)           45.1%

All executive officers and directors
   as a group (nine persons)                   44,843,457(a)(c)        (b)         19,235,998(c)         100.0%

Ellen K. Rigas                                        (f)              (g)         8,679,234(c)           45.1%

Doris Holdings, L.P. (h)                           2,398,151           1.6%             --                 --

Highland Holdings II (i)                           4,000,000           2.6%             --                 --

Highland Communications,
  L.L.C.(i)                                        8,556,268           5.6%             --                 --










                                                   Shares of        Percent of       Shares of         Percent of
                                                    Class A          Class A          Class B            Class B
                                                    Common            Common          Common             Common
Name                                                 Stock            Stock            Stock              Stock
                                                 -------------     ------------   ----------------    -------------
Highland Preferred
  Communications, L.L.C. (i)...............        9,433,962           6.1%             --                 --

Highland Holdings (i).....................        19,128,108          12.5%             --                 --

Highland 2000, L.P........................            (j)              (j)         8,401,522(c)           43.7%

Leonard Tow................................      28,850,138(k)        18.8%             --                 --
   50 Locust Avenue
   New Canaan, CT  06840

Claire L. Tow..............................      19,695,574(1)        12.8%             --                 --
   50 Locust Avenue
   New Canaan, CT  06840

David Z. Rosensweig........................      20,449,209(m)        13.3%             --                 --
   162 Brite Avenue
   Scarsdale, NY  10583

Cablevision Systems Corporation............       10,800,000           7.0%             --                 --
   1111 Stewart Avenue
   Bethpage, NY  11714

AXA Financial, Inc.........................      8,146,800(n)          5.3%             --                 --
   1290 Avenue of the Americas
   New York, NY  10104

Wallace R. Weitz & Company.................      7,741,011(o)          5.0%             --                 --
   1125 South 103rd Street
   Suite 600
   Omaha, NE  68124


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


         Each of John J. Rigas, Michael J. Rigas, Timothy J. Rigas and James P. Rigas also shares voting and dispositive power with respect to the 8,401,522 shares of Class B common stock owned by Highland 2000, L.P., the 19,128,108 shares of Class A common beneficially owned by Highland Holdings and subsidiaries ("Highland"), the 4,000,000 shares of Class A common held by Highland Holdings II ("Highland II") and the other 1,458,151 shares of Class A common held by Doris. See notes (h) and
         (i).

(b) After giving effect to the conversion solely by each individual holder of all of his Class B common stock into Class A common stock and including all shares of Class A common stock, currently held by such individual holder or over which such individual holder has or shares voting or investment power as disclosed in notes (a) above or (h) and
         (i) below, the percentage of Class A common stock owned by John J. Rigas, Michael J. Rigas, Timothy J. Rigas and James P. Rigas would be 23.8%, 21.9%, 21.9% and 21.5%, respectively. Further, after giving effect to an additional 4,919,340 shares of Class A common stock of which John J. Rigas has the right to direct the voting in the election of directors pursuant to a Class B Stockholders Agreement (and assuming the parties to such agreement converted their Class B common stock into Class A common stock), as to all of which additional shares John J. Rigas disclaims beneficial ownership, the percentage of Class A common stock owned by John J. Rigas would be 26.0%.

(c) The respective amounts shown include, other than for Highland 2000, L.P., 97,949 of the same shares of Class B common stock which are owned of record by Dorellenic, a general partnership in which the five named individual Rigas family members are general partners and include, for all amounts shown, 8,401,522 of the same shares of Class B common stock which are owned by Highland 2000, L.P., a limited partnership in which the five named individual Rigas family members are limited partners, and such shares are only included once for "all executive officers and directors as a group." The named Rigas individuals have shared voting and investment power with respect to these shares. The shares of Class B common stock shown for Peter L. Venetis represent the shares beneficially owned by his wife, Ellen K. Rigas. The respective amounts shown for each individual or group do not include any of the 17,976,717 shares of Class B common stock consisting of (i) 5,819,637 shares of Class B common stock that Highland 2000, L.P. has agreed to purchase from Adelphia on or before October 20, 2001, pursuant to a pending purchase agreement and (ii) 3,016,165 shares and 9,141,185 shares of Class B common stock, respectively, which could be issued upon conversion of convertible notes that Highland 2000, L.P. has agreed to purchase from Adelphia on or before October 20, 2001 and January 20, 2002 pursuant to pending purchase agreements.

(d)      Less than 1%.

(e) Peter L. Venetis is the husband of Ellen K. Rigas. As a result, he is deemed to beneficially own indirectly the shares beneficially owned by Ellen K. Rigas. Based upon 2,500 shares of Class A common stock owned directly by Mr. Venetis and the shares of Class A common stock owned or deemed to be owned beneficially by Ellen K. Rigas, the percentage of Class A common stock owned or deemed to be beneficially owned by Mr. Venetis would be 19.6%. See notes (c), (f), (g) and (i).

(f) As a holder of Class B common stock, Ellen K. Rigas is deemed to be the beneficial owner of an equal number of shares of Class A common stock because Class B common stock is convertible into Class A common stock on a one-to-one basis. In addition, Ellen K. Rigas owns 1,600 shares of Class A common stock directly and shares voting and investment power with respect to 19,128,108 shares of Class A common stock held by Highland and 4,000,000 shares of Class A common stock held by Highland
         II. See also notes (c) and (i). Ellen K. Rigas is the daughter of John
         J. Rigas.

(g) After giving effect to the conversion of all of Ellen K. Rigas' Class B common stock into shares of Class A common stock and including all shares of Class A common stock held by Ellen K. Rigas or over which Ellen K. Rigas has or shares voting or investment power as discussed in note (i) below, the percentage of Class A common stock owned by Ellen
         K. Rigas would be 19.6%.

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

(j) After giving effect to the conversion of all of Highland 2000, L.P.'s Class B common stock into shares of Class A common stock, the percentage of Class A common stock owned by Highland 2000, L.P. would be 5.2%.

(k) According to a Schedule 13G, includes 6,207,204 shares as to which Mr. Tow has sole voting and investment power. Also includes 19,583,927 shares held by trusts and foundations (17,307,308 of which are held by the Claire Tow Trust, 50 Locust Avenue, New Canaan, CT 06840) as to all of which he may be deemed to share voting and investment power with his wife, Claire L. Tow, and David Z. Rosensweig and 3,059,007 shares held by Citizens Communications Company as to which he may be deemed to share voting and investment power, as to all of which shares Mr. Tow disclaims beneficial ownership. Does not include 111,647 shares described in note (1) as to which Mrs. Tow has sole voting and investment power, as to which shares Mr. Tow disclaims beneficial ownership.

(l) Includes 111,647 shares as to which Mrs. Tow has sole voting and investment power. Also includes the 19,583,927 shares described in note
         (k) as to which she may be deemed to share voting and investment power with Mr. Tow and Mr. Rosensweig and does not include the 6,207,204 shares described in note (k) as to which Mr. Tow has sole voting and investment power, as to all of which shares Mrs. Tow disclaims beneficial ownership.

(m) Includes 5,000 shares as to which Mr. Rosensweig has sole voting and investment power. Also includes the 19,583,927 shares described in note
         (k) as to which he may be deemed to share voting and investment power with Mr. and Mrs. Tow and 1,160,282 shares held in trust over which he is the sole trustee, as to all of which shares he disclaims beneficial ownership.

(n) According to a Schedule 13G, two subsidiaries of the named person, Alliance Capital Management L.P. and the Equitable Life Assurance Society of the United States, have shared voting power over an aggregate of 7,667,320 of such shares, sole voting power over 455,012 of such shares, and sole dispositive power over all of such shares.

(o) According to a Schedule 13G, the named person has sole voting power over all of such shares and has shared dispositive power over all of such shares with Wallace R. Weitz, president of the named person.

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

Item 13. Certain Relationships and Related Transactions

Management Services

         During the year ended December 31, 2000, the Company provided management services for certain cable television systems not owned by the Company, including managed partnerships ("Managed Partnerships") in which John
J. Rigas, Michael J. Rigas, Timothy J. Rigas, James P. Rigas and Ellen K. Rigas had varied ownership interests. These services included supervision of technical and business operations, accounting, marketing, programming, purchasing, field engineering and other technical and administrative nonfield services. During this period, the Managed Partnerships paid the Company up to five percent of system revenues for such services. Other fees were charged by the Company to the Managed Partnerships during this period for goods and services including mark-ups on the Company's pay programming, placement fees associated with completed and pending acquisitions, and other goods and services. In addition, the Managed Partnerships charged the Company for system and corporate costs during this period. The net fees and expenses charged by the Company to Managed Partnerships amounted to $37,579,000 for the year ended December 31, 2000. In addition, the Company paid $15,864,000 to other entities owned by members of the Rigas family, primarily for property, plant and equipment and services for the year ended December 31, 2000.

Loans to and from Affiliates

         Certain loans to and from the Company by or to affiliates as of December 31, 2000 are summarized below. Interest is charged on such loans to affiliates at rates which ranged from 9.00% to 11.31% for the year ended December 31, 2000.

         Total interest income on loans to managed affiliates aggregated $40,333,000 for the year ended December 31, 2000.

         Net receivables due from the Managed Partnerships and Dorellenic, a Rigas family partnership, for advances made by the Company for the construction and acquisition of cable television systems and for working capital purposes, including accrued interest thereon, were $3,071,000 at December 31, 2000.

         On an end-of-quarter basis, the largest aggregate amount of net outstanding loans and advances receivable from affiliates (directors, executive officers and five-percent shareholders) or entities they control, including John
J. Rigas, Michael J. Rigas, Timothy J. Rigas, James P. Rigas, Ellen K. Rigas, Dorellenic and/or the Managed Partnerships during the year ended December 31, 2000 was $263,135,000 at June 30, 2000. No related party advances are collateralized.


Co-Borrowing Agreements

         On March 29, 1996, a subsidiary of the Company entered into a $200,000,000 loan agreement with a Managed Partnership and an Olympus subsidiary, as co-borrowers, which agreement remained in effect at December 31, 2000. On May 6, 1999, certain subsidiaries and affiliates of Adelphia and Olympus, including Hilton Head Communications, L.P., a Rigas family partnership, closed on an $850,000,000 credit facility with several banks, which consists of a $600,000,000 8 1/2 year reducing revolving credit loan and a $250,000,000 9 year term loan, and which remained in effect at December 31, 2000.


         On April 14, 2000, certain subsidiaries and affiliates of Adelphia, including Highland Prestige Georgia, Inc., a Rigas family partnership, closed on a $2,250,000,000 credit facility with several banks. The credit facility consists of a $1,500,000,000 8 3/4 year reducing revolving credit loan and a $750,000,000 9 year term loan. Additionally, on September 28, 2000, Adelphia closed on a $500,000,000 9 1/4 year term loan through certain subsidiaries and affiliates of Adelphia. This term loan is an additional part of the credit facility closed on April 14, 2000, all of which remained in effect at December 31, 2000.

         In the aggregate, at December 31, 2000, certain subsidiaries of Adelphia were co-borrowers with Managed Entities under these credit facilities for borrowings of up to $3,751,250,000. Each of the co-borrowers is liable for all borrowings under the credit agreements, and may borrow up to the entire amount of the available credit under the facility. The lenders have no recourse against Adelphia other than against Adelphia's interest in such subsidiaries.

Business Opportunities

         The Company's executive officers are parties to a Business Opportunity Agreement, dated July 1, 1986 (the "Business Opportunity Agreement"), under which they have agreed not to acquire an interest (except that such persons may, individually for their own account, engage in regular portfolio trading of publicly traded securities of companies in the cable television industry) in any cable television system except: cable television systems which they or their affiliates (excluding the Company) owned, in whole or in part, operated or had agreed to acquire as of July 1, 1986; any expansions of such systems within the same county or an adjacent county (except for systems which are also contiguous to Company-owned systems); and systems which the Company elects not to acquire under its right of first refusal described below and any expansions of such systems within the same county or an adjacent county (except for systems which are also contiguous to Company-owned systems). Otherwise, the executive officers will first offer to the Company the opportunity to acquire or invest in any cable television system or franchise therefor or interest therein that is offered or available to them. If a majority of the Company's Board of Directors, including a majority of the independent directors, rejects such offer, the executive officers may acquire or invest in all of such cable television systems or franchises therefor or interest therein or with others on terms no more favorable to them than those offered to the Company. During the year ended December 31, 2000, pursuant to the Business Opportunities Agreement, entities owned by the executive officers acquired cable television systems serving approximately 58,200 basic subscribers.

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


Registration Rights, Stock Purchase and Other Matters

         Pursuant to agreements and arrangements regarding registration rights between the Company and the holders of Class B common stock, during 2000 John J. Rigas had the right, subject to certain limitations, to require the Company to register shares of the Company's common stock owned by him for sale to the public and pay the expenses (except for Mr. Rigas' counsel fees) of such registration on five occasions selected by him (subject to certain limitations intended to prevent undue interference with the Company's ability to distribute its securities) during a fourteen-year period which began in December 1986. The other holders of Class B common stock had the right to participate, at the option of John J. Rigas, as selling stockholders in any such registration initiated by John J. Rigas. The holders of Class B common stock also had unlimited rights to participate as selling stockholders in any registered public offering initiated by the Company and require the Company to pay their expenses (except counsel fees). Such rights of participation were subject to limitation at the discretion of the managing underwriter of any such offering.

         Substantially all of the Class A common stock and Class B common stock owned by the Rigas family or entities they own or control has been registered by the Company on shelf registration statements, which remain in effect, or is subject to registration rights agreements or arrangements for registration in the future.

         On April 9, 1999, Adelphia entered into a stock purchase agreement with Highland Holdings in which Adelphia agreed to sell to Highland Holdings, and Highland Holdings agreed to purchase $375,000,000 of Adelphia Class B common stock. The purchase price per share for the Class B common stock was equal to $60.76 (the public offering price in Adelphia's April 28, 1999 public offering, less the underwriting discount), plus an interest factor. This transaction, covering 5,901,522 shares of Class B common stock, was closed on January 21, 2000 with Highland 2000, L.P. In addition, the Rigas family waived their rights under the Business Opportunity Agreement to acquire certain basic subscribers in the Philadelphia area in connection with Adelphia's acquisition, on October 1, 1999, of the cable television systems owned by Harron Communications Corp.

         On October 1, 1999, Adelphia entered into a stock purchase agreement with Highland Holdings in which Adelphia agreed to sell to Highland Holdings and Highland Holdings agreed to purchase $137,500,000 of Adelphia's Class B common stock. The purchase price for the Class B common stock was $55.00 per share, which is equal to the public offering price less the underwriting discount in the October 6, 1999 public offering of Class A common stock, plus an interest factor. This transaction, covering 2,500,000 shares of Class B common stock, was closed on July 2, 2000 with Highland 2000, L.P.

         With respect to purchase agreements between the Company and Highland 2000, L.P., for Class B common stock and convertible subordinated notes which were entered into subsequent to December 31, 2000, incorporated by reference herein is (i) Note 15 to the Company's Consolidated Financial Statements for the fiscal year ended December 31, 2000 contained in Item 8 of this Form 10-K, and
(ii) Item 5 of the Company's Form 8-K filed on April 25, 2001.

         In July 2000, certain members of the Rigas family closed on their agreement to acquire all the voting interests of Niagara Frontier Hockey, L.P. ("NFHLP"). In conjunction with the closing of this agreement, Adelphia's Capital Funding Notes of NFHLP were converted to a $46,500,000, 10% partially subordinated note due in July 2010. Concurrently, with the recapitalization of NFHLP, Adelphia also purchased a $30,000,000, 10% fully subordinated note due July 2010. Both notes pay interest quarterly with principal due at maturity.

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