Form 10-Q
period 2001-03-31
ADELPHIA COMMUNICATIONS CORP
filed 2001-05-15
CIK 796486

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 X Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of
----
    1934

                  For the quarterly period ended March 31, 2001

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

At March 31, 2001, 153,442,270 shares of Class A Common Stock, par value $.01 per share, and 19,235,998 shares of Class B Common Stock, par value $.01 per share, of the registrant were outstanding.


                       ADELPHIA COMMUNICATIONS CORPORATION

                                TABLE OF CONTENTS

                                                                                                        Page Number

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
       Condensed Consolidated Balance Sheets - December 31, 2000 and
        March 31, 2001                                                                                        2
       Condensed Consolidated Statements of Operations and Comprehensive Loss -
        Three Months Ended March 31, 2000 and 2001                                                            3
       Condensed Consolidated Statements of Cash Flows - Three Months Ended
        March 31, 2000 and 2001                                                                               4
       Notes to Condensed Consolidated Financial Statements                                                   5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
              of Operations                                                                                   12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                           25

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                    26

Item 2.  Changes in Securities and Use of Proceeds                                                            27

Item 6.  Exhibits and Reports on Form 8-K                                                                     28

SIGNATURES                                                                                                    29

SAFE HARBOR STATEMENT

    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, is forward-looking, such as information relating to the effects of future regulation, future capital commitments and the effects of competition. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future from those expressed in any forward-looking statements made by, or on behalf of, Adelphia Communications Corporation and subsidiaries ("Adelphia" or the "Company"). These "forward looking statements" can be identified by the use of forward-looking terminology such as "believes", "expects," "may," "will," "should," "intends" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These risks and uncertainties include, but are not limited to, uncertainties relating to general business and economic conditions, acquisitions and divestitures, risks associated with the Company's growth and financings, the availability and cost of capital, government and regulatory policies, the pricing and availability of equipment, materials, inventories and programming, product acceptance, the Company's ability to execute on its various business plans and to construct, expand and upgrade its networks, risks associated with reliance on the performance and financial condition of vendors and customers, technological developments, and changes in the competitive environment in which the Company operates. Persons reading this Form 10-Q are cautioned that forward-looking statements herein are only predictions, that no assurance can be given that the future results will be achieved, and that actual events or results may differ materially as a result of the risks and uncertainties facing the Company. For further information regarding those risks and uncertainties and their potential impact on the Company, see the prospectus and most recent prospectus supplement filed under Registration Statement No. 333-78027, under the caption "Risk Factors."


                                           PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                                ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                                    (Dollars in thousands, except share amounts)

                                                                                      December 31,         March 31,
                                                                                          2000               2001
                                                                                    ----------------    ---------------
ASSETS

Property, plant and equipment - net                                                 $    6,124,820      $   6,876,273
Intangible assets - net                                                                 14,091,402         15,376,659
Cash and cash equivalents                                                                  124,634            117,531
Restricted cash                                                                             54,178             37,462
Investments                                                                                246,974            231,853
Subscriber receivables - net                                                               248,582            271,156
Prepaid expenses and other assets - net                                                    605,819            679,367
Related party receivables - net                                                              3,071             20,859
                                                                                    ----------------    ---------------
          Total                                                                     $   21,499,480      $  23,611,160
                                                                                    ================    ===============

LIABILITIES, PREFERRED STOCK, COMMON STOCK AND
OTHER  STOCKHOLDERS' EQUITY

Subsidiary debt                                                                     $    9,179,773      $   9,374,821
Parent debt                                                                              3,423,640          4,286,551
Accounts payable                                                                           845,486            584,727
Subscriber advance payments and deposits                                                    58,222             67,559
Accrued interest and other liabilities                                                     706,217            780,144
Deferred income taxes                                                                    2,074,038          2,177,081
                                                                                    ----------------    ---------------
          Total liabilities                                                             16,287,376         17,270,883
                                                                                    ----------------    ---------------

Minority interests                                                                         616,223            702,007
                                                                                    ----------------    ---------------

Adelphia Business Solutions redeemable exchangeable preferred stock                        297,067            306,851
                                                                                    ----------------    ---------------

13% Series B cumulative redeemable exchangeable preferred stock                            148,535            148,579
                                                                                    ----------------    ---------------

Commitments and contingencies (Note 10)

Convertible preferred stock, common stock and other stockholders' equity:
8 1/8% Series C convertible preferred stock                                                     --                 --
5 1/2% Series D convertible preferred stock ($575,000 liquidation preference)                   29                 29
Class A common stock, $.01 par value, 1,200,000,000 shares authorized,
  133,788,334 and 154,533,794 shares issued, respectively                                    1,338              1,546
Class B common stock, $.01 par value, 300,000,000 shares authorized,
  19,235,998 shares issued and outstanding                                                     192                192
Additional paid-in capital                                                               6,839,686          7,713,491
Accumulated other comprehensive loss                                                       (16,362)            (8,316)
Accumulated deficit                                                                     (2,525,203)        (2,374,701)
Treasury stock, at cost, 1,091,524 shares of Class A common stock and
  20,000 shares of 8 1/8% Series C convertible preferred stock, respectively              (149,401)          (149,401)
                                                                                    ----------------    ---------------
   Convertible preferred stock, common stock and
     other stockholders'  equity                                                         4,150,279          5,182,840
                                                                                    ----------------    ---------------
          Total                                                                     $   21,499,480      $  23,611,160
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

                                                                                                  Three Months Ended
                                                                                                       March 31,
                                                                                            ------------------------------
                                                                                                  2000           2001
                                                                                            --------------- --------------

Revenues                                                                                     $    672,719   $    838,183

Operating expenses:
  Direct operating and programming                                                                240,996        322,675
  Selling, general and administrative                                                             170,606        200,599
  Depreciation and amortization                                                                   200,526        265,142
  Restructuring charges                                                                                --          4,979
  Merger and integration costs                                                                         --            930
                                                                                            --------------- --------------
          Total                                                                                   612,128        794,325
                                                                                            --------------- --------------

Operating income                                                                                   60,591         43,858
                                                                                            --------------- --------------

Other income (expense):
  Interest expense - net                                                                         (198,392)      (291,628)
  Equity in loss of joint ventures                                                                 (3,414)        (5,599)
  Minority interest in net losses of subsidiaries                                                  18,911         16,845
  Adelphia Business Solutions preferred stock dividends                                            (8,635)        (9,784)
  Gain on cable systems swap                                                                           --        519,244
  Other                                                                                               (92)        (7,605)
                                                                                            --------------- --------------

          Total                                                                                  (191,622)       221,473
                                                                                            --------------- --------------

(Loss) income before income taxes, extraordinary loss and cumulative
   effect of accounting change                                                                   (131,031)       265,331
Income tax benefit (expense)                                                                       29,489       (106,077)
                                                                                            --------------- --------------

(Loss) income before extraordinary loss and cumulative effect of accounting change               (101,542)       159,254
Extraordinary loss on early retirement of debt                                                         --           (876)
Cumulative effect of accounting change (net of income tax benefit of $5,243)                           --         (8,448)
                                                                                            --------------- --------------

Net (loss) income                                                                                (101,542)       149,930
Dividend requirements applicable to preferred stock                                               (14,406)       (12,781)
                                                                                            --------------- --------------

Net (loss) income applicable to common stockholders                                              (115,948)       137,149

Other comprehensive (loss) income - unrealized loss on available-for-sale securities
     (net of income tax)                                                                           (5,099)         8,046
                                                                                            --------------- --------------

Comprehensive (loss) income                                                                  $   (121,047)  $    145,195
                                                                                            =============== ==============

Basic and diluted net (loss) income per weighted average share of common stock
   before extraordinary loss and cumulative effect of accounting change                      $      (0.91)  $       0.88
Basic and diluted extraordinary loss on early retirement of debt per weighted
   average share of common stock                                                                       --          (0.01)
Basic and diluted cumulative effect of accounting change per weighted average
   share of common stock                                                                               --          (0.04)

                                                                                            --------------- --------------
Basic and diluted net (loss) income per weighted average share of common stock               $      (0.91)  $       0.83
                                                                                            =============== ==============

Basic and diluted  weighted average shares of common  stock outstanding (in thousands)            127,333        165,912
                                                                                            =============== ==============


                       See the accompanying notes to condensed consolidated financial statements.


                                 ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                                (Dollars in thousands)

                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                    -----------------------------------
                                                                                          2000                2001
                                                                                    ----------------    ---------------

Cash flows from operating activities:
  Net (loss) income                                                                 $     (101,542)     $     149,930
    Adjustments to reconcile net loss to net cash provided by (used for)
      operating activities:
        Depreciation and amortization                                                      200,526            265,142
        Noncash interest expense                                                            38,288             37,449
        Noncash restructuring charges                                                           --              4,979
        Noncash dividends                                                                    8,635              9,784
        Equity in loss of joint ventures                                                     3,414              5,599
        Gain on cable systems swap                                                              --           (519,244)
        Minority interest in losses of subsidiaries                                        (18,911)           (16,845)
        Extraordinary loss on early retirement of debt                                          --                876
        Loss on investments                                                                     --              2,295
        Cumulative effect of accounting change                                                  --              8,448
        (Decrease) increase in deferred income taxes                                       (35,123)           108,449
        Changes in operating assets and liabilities, net of effect of acquisitions and cable systems swap:
           Subscriber receivables                                                           (4,745)           (19,277)
           Prepaid expenses and other                                                      (46,872)           (64,025)
           Accounts payable                                                                  3,492           (267,656)
           Subscriber advance payments and deposits                                         14,187             12,421
           Accrued interest and other                                                      (23,505)            75,524
                                                                                    ----------------    ---------------
Net cash provided by (used for) operating activities                                        37,844           (206,151)
                                                                                    ----------------    ---------------

Cash flows from investing activities:
  Acquisitions                                                                             (10,037)          (865,551)
  Expenditures for property, plant and equipment                                          (384,382)          (683,521)
  Adelphia Business Solutions' investments in joint ventures and other                      (1,375)                --
  Investments in other joint ventures                                                      (15,435)            (7,201)
  Sale of U.S. government securities - pledged                                              15,312                 --
  Change in restricted cash                                                                     --             16,716
  Amounts advanced to related parties                                                      (75,539)           (17,788)
  Other                                                                                      2,158                 --
                                                                                    ----------------    ---------------
Net cash used for investing activities                                                    (469,298)        (1,557,345)
                                                                                    ----------------    ---------------

Cash flows from financing activities:
  Proceeds from debt                                                                       254,310          3,847,692
  Repayments of debt                                                                      (200,803)        (2,828,775)
  Costs associated with financings                                                            (786)           (38,035)
  Net proceeds from issuance of Class A common stock                                            --            788,292
  Net proceeds from issuance of Class B common stock                                       374,739                 --
  Preferred stock dividends paid                                                           (19,281)           (12,781)
                                                                                    ----------------    ---------------
Net cash provided by financing activities                                                  408,179          1,756,393
                                                                                    ----------------    ---------------

Decrease in cash and cash equivalents                                                      (23,275)            (7,103)

Cash and cash equivalents, beginning of period                                             186,874            124,634
                                                                                    ----------------    ---------------

Cash and cash equivalents, end of period                                            $      163,599      $     117,531
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

    Effective January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." These standards require the Company to recognize all derivatives as either assets or liabilities at fair value in its balance sheet. The accounting for changes in the fair value of a derivative depends on the use of the derivative. To the extent that a derivative is effective as a hedge of a future exposure to changes in value, the fair value of the derivative is deferred in other comprehensive income. Any portion considered to be ineffective is reported in the statement of operations immediately.

    Adoption of these new standards on January 1, 2001 resulted in an increase to assets and liabilities of approximately $500 and $300, respectively, and transition loss of approximately $8,448 in net income (net of tax) and an increase of approximately $8,300 in other comprehensive income (net of tax).

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Rule 10-01 of Regulation S-X. Such principles are applied on a basis consistent with those reflected in the December 31, 2000 Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission. The condensed consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes contained in the December 31, 2000 Annual Report on Form 10-K. In the opinion of management, the unaudited condensed consolidated financial statements contained herein include all adjustments (consisting of only recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented. These interim results of operations are not necessarily indicative of results for future periods.

    Certain reclassifications have been made to prior period balances to conform to the current period's presentation.

2.  Significant Events and Items Subsequent to December 31, 2000

    On January 1, 2001, the Company closed the previously announced cable systems exchange with Comcast Corporation. As a result of this transaction, Adelphia added approximately 443,000 basic subscribers in Los Angeles, California and West Palm/Fort Pierce, Florida. In exchange, Comcast received systems serving approximately 469,000 basic subscribers in suburban Philadelphia, Pennsylvania, Ocean County, New Jersey, Ft. Myers, Florida, Michigan, New Mexico and Indiana. The cable systems exchange has been recorded at fair value and purchase accounting has been applied as of the date of the transaction. This transaction resulted in a gain of $519,244 and an increase to property, plant and equipment and intangibles of $41,751 and $474,282, respectively. The Company has made a preliminary allocation of the purchase accounting that is subject to final allocation.

    On January 3, 2001, certain subsidiaries of Adelphia closed on a new short term secured revolving credit facility. The facility is scheduled to expire November 30, 2001 and provided for initial lending commitments of $1,300,000, subject to reductions over time and upon the occurrence of certain events, including certain debt financings and asset sales. During April 2001, the commitment under this facility was reduced to $900,000. Subject to compliance with the terms of this new credit facility, proceeds are available for general corporate purposes. Approximately $360,000 of the facility was used to permanently repay a subsidiary credit facility.

    On January 17, 2001, the Company entered into a stock purchase agreement ("January 2001 Rigas Common Stock Direct Placement") with Highland 2000, L.P., an entity controlled by members of the family of John Rigas, under which Highland 2000, L.P. agreed to purchase 5,819,367 shares of Adelphia Class B common stock. The January 2001 Rigas Common Stock Direct Placement will be at a per share price equal to $42.96, plus an interest factor. Closing on the January 2001 Rigas Common Stock Direct Placement will occur by October 22, 2001 and is subject to customary closing conditions.

    On January 17, 2001, the Company entered into a note purchase agreement ("January 2001 Rigas Notes Direct Placement") with Highland 2000, L.P., an entity controlled by members of the family of John Rigas under which Highland 2000, L.P. agreed to purchase $167,400 aggregate principal amount of 6% convertible subordinated notes due 2006. Proceeds from the January 2001 Rigas Notes Direct Placement will be approximately $162,800, plus an interest factor. The economic terms of these notes will be substantially similar to the terms of the notes that were sold in the January 23, 2001 convertible notes offering described below, except that these convertible notes are convertible into shares of Adelphia Class B common stock. Closing on the January 2001 Rigas Notes Direct Placement will occur by October 22, 2001, and is subject to customary closing conditions.

    On January 23, 2001, and in a related transaction on February 22, 2001, Adelphia sold 18,350,000 shares of its Class A common stock. Net proceeds of this offering, after deducting offering expenses, were approximately $788,000. Adelphia used the proceeds from the offering to repay subsidiary bank debt, which may be reborrowed and used for general corporate purposes.

    On January 23, 2001, and in a related transaction on February 2, 2001, Adelphia completed an offering of $862,500 of 6% convertible subordinated notes due 2006. Net proceeds from this offering, after deducting offering expenses were approximately $838,000. Adelphia used the proceeds from the offering to repay subsidiary bank debt, which may be reborrowed and used for general corporate purposes.

    During March 2001 the Company completed acquisitions of cable television systems, including GS Communications, Inc., for approximately $800,000 consisting of approximately $705,000 in cash and 2,394,778 shares of Adelphia Class A common stock. At the date of acquisition these cable television systems served approximately 155,000 basic subscribers. The acquisitions were accounted for under the purchase method of accounting. Accordingly, the financial results of the acquired systems have been included in the consolidated results of operations from the date acquired.

    In addition to the acquisitions mentioned above the Company completed several other acquisitions. These acquisitions served approximately 38,100 basic subscribers at the date of acquisition primarily in Georgia, Pennsylvania, Virginia and Kentucky and were purchased for an aggregate purchase price of approximately $150,000. The acquisitions were accounted for under the purchase method of accounting. Accordingly, the financial results of the acquired systems have been included in the consolidated results of operations from the date acquired.

    The following unaudited financial information assumes that the acquisitions of Prestige and Cablevision described in Note 1 in the Company's Annual Report on Form 10-K had occurred on January 1, 2000.


                                                                                        Three Months
                                                                                           Ended
                                                                                         March 31,
                                                                                            2000
                                                                                    -------------------

              Revenues                                                              $         728,988
              Loss before extraordinary loss                                                  129,101
              Net loss                                                                        143,507
              Basic and diluted net loss per weighted average
                  share of common stock                                                          1.04


    On April 19, 2001, the Company entered into a note purchase agreement ("April 2001 Rigas Notes Direct Placement") with Highland 2000, L.P., an entity controlled by members of the family of John Rigas under which Highland 2000, L.P. agreed to purchase $400,000 aggregate principal amount of 3.25% convertible subordinated notes due 2021. Proceeds from the April 2001 Rigas Notes Direct Placement will be approximately $390,000, plus an interest factor. The economic terms of these notes will be substantially similar to the terms of the notes that were sold in the April 25, 2001 convertible notes offering described below, except that these convertible notes are convertible into shares of Adelphia Class B common stock. Closing on the April 2001 Rigas Notes Direct Placement will occur by January 21, 2002, and is subject to customary closing conditions.

    On April 25, 2001, and in a related transaction on May 11, 2001, Adelphia completed an offering of $575,000 of 3.25% convertible subordinated notes due 2021. Net proceeds from this offering, after deducting offering expenses, were approximately $563,000. Adelphia used the proceeds from the offering to repay subsidiary bank debt, a portion of which may be reborrowed and used for general corporate purposes.

    During April 2001 the Company executed an agreement regarding the acquisition of cable television systems from AT&T Corp. which are expected to add approximately 115,000 basic subscribers to the PONY cluster for an estimated purchase price, after closing adjustments, of approximately $300,000 consisting of approximately $73,000 in shares of Adelphia Class A common stock and the remainder in cash. This transaction is subject to customary closing conditions, including the receipt of necessary governmental approvals and other consents, and is expected to close in the third quarter of 2001.

3.  Debt

    Debt is summarized as follows:

    Subsidiary Debt:

                                                                               December 31,        March 31,
                                                                                   2000              2001
                                                                            ----------------- ------------------
            Notes to banks and institutions                                    $  5,708,529   $      5,881,795
            13% Senior Discount Notes of Adelphia Business
              Solutions due 2003                                                    291,891            302,133
            12 1/4% Senior Secured Notes of Adelphia Business
              Solutions due 2004                                                    250,000            250,000
            12% Senior Subordinated Notes of Adelphia Business
              Solutions due 2007                                                    300,000            300,000
            10 5/8% Senior Notes of Olympus due 2006                                203,020            202,890
            11% Senior Subordinated Notes of FrontierVision Due 2006                210,706            210,247
            11 7/8% Senior Discount Notes Series A of
              FrontierVision due 2007                                               228,519            234,439
            11 7/8% Senior Discount Notes Series B of
              FrontierVision due 2007                                                84,820             86,512
            9 3/4% Senior Notes of Arahova due 2002                                 201,005            200,792
            Zero Coupon Senior Discount Notes of Arahova due 2003                   354,392            363,627
            9 1/2% Senior Notes of Arahova due 2005                                 250,950            250,890
            8 7/8% Senior Notes of Arahova due 2007                                 243,805            244,066
            8 3/4% Senior Notes of Arahova due 2007                                 217,440            217,728
            8 3/8% Senior Notes of Arahova due 2007                                  94,930             95,116
            8 3/8% Senior Notes of Arahova due 2017                                  94,420             94,504
            Senior Discount Notes of Arahova due 2008                               296,436            304,626
             Other subsidiary debt                                                  148,910            135,456
                                                                             ---------------- ------------------

                Total subsidiary debt                                          $  9,179,773   $      9,374,821
                                                                             ================ ==================


    The following information updates to March 31, 2001 certain disclosures included in Note 4 to Adelphia's consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2000.

             Weighted average interest rate payable by subsidiaries
                under credit agreements with banks and institutions                                   7.11%
             Percentage of total indebtedness that bears interest at
                fixed rates for at least one year, after giving effect to certain
                interest rate swaps, caps and collars                                                60.75%



    Parent Debt:

                                                                                December 31,         March 31,
                                                                                    2000                2001
                                                                             -----------------   -----------------
             9 1/4% Senior Notes due 2002                                            325,000             325,000
             8 1/8% Senior Notes due 2003                                            149,575             149,613
            10 1/2% Senior Notes due 2004                                            150,000             150,000
             7 1/2% Senior Notes due 2004                                            100,000             100,000
             9 7/8% Senior Notes due 2007                                            348,033             348,093
             8 3/8% Senior Notes due 2008                                            299,326             299,344
             7 3/4% Senior Notes due 2009                                            300,000             300,000
             7 7/8% Senior Notes due 2009                                            350,000             350,000
             9 3/8% Senior Notes due 2009                                            496,451             496,551
            10 7/8% Senior Notes due 2010                                            744,464             744,606
             6 % Convertible Subordinated Notes due 2006                                  --             862,500
             9 7/8% Senior Debentures due 2005                                       128,944             128,997
             9 1/2% Pay-In-Kind Notes due 2004                                        31,847              31,847
                                                                             -----------------   -----------------
                     Total parent debt                                       $     3,423,640     $     4,286,551
                                                                             =================   =================


4.  Investments

      Adelphia's nonconsolidated investments are as follows:
                                                                                December 31,        March 31,
                                                                                    2000              2001
                                                                             ----------------- ------------------
      Investments accounted for using the equity method:
      --------------------------------------------------
      Gross investment:
        Adelphia Business Solutions' joint ventures                           $       64,300   $         64,300
        Mobile communications                                                         23,391             26,319
        Media ventures                                                                16,508             16,508
        Other                                                                          2,920              2,920
                                                                             ----------------- ------------------
           Total                                                                     107,119            110,047
                                                                             ----------------- ------------------

      Investments accounted for using the cost method:
      Convertible preferred stock                                                     94,780             95,336
      Interactive Ventures                                                            41,946             45,945
      Other                                                                           19,865             17,758
                                                                             ----------------- ------------------
           Total                                                                     156,591            159,039
                                                                             ----------------- ------------------

      Investments accounted for as available-for-sale securities:
      Common stock and common stock warrants                                          36,602             21,704
                                                                             ----------------- ------------------

      Total investments before cumulative equity in net losses                       300,312            290,790
      Cumulative equity in net losses                                                (53,338)           (58,937)
                                                                             ----------------- ------------------
      Total investments                                                       $      246,974   $        231,853
                                                                             ================= ==================

Certain investments in stock purchase warrants are considered derivatives (see
Note 11).

5.  Related Party Receivables - Net

    Related party receivables - net represent advances to managed entities, John
J. Rigas and certain members of his immediate family (collectively, the "Rigas Family"), including entities they own or control (the "Managed Entities"). No related party advances are collateralized.

6.  Net (Loss) Income Per Weighted Average Share of Common Stock

    Basic net (loss) income per weighted average share of common stock is computed based on the weighted average number of common shares outstanding after giving effect to dividend requirements on the Company's preferred stock. Diluted net loss per common share is equal to basic net loss per common share because the Company's convertible preferred stock and outstanding stock options had an antidilutive effect for the periods presented; however, the convertible preferred stock and outstanding stock options could have a potentially dilutive effect on earnings per share in future periods.

7.  Supplemental Financial Information

    Cash payments for interest were $182,237 and $243,516 for the three months ended March 31, 2000 and 2001, respectively. Accumulated depreciation of property, plant and equipment amounted to $1,575,941 and $1,532,489 at December 31, 2000 and March 31, 2001, respectively. Accumulated amortization of intangible assets amounted to $911,679 and $957,836 at December 31, 2000 and March 31, 2001, respectively. Interest expense - net includes interest income of $4,214 and $2,734 for the three months ended March 31, 2000 and 2001, respectively.

8.  Income Taxes

    Income tax benefit (expense) for the three months ended March 31, 2000 and 2001 was substantially comprised of deferred tax.

9.  Restructuring Charges

    During December 2000, Adelphia Business Solutions, a majority owned subsidary of Adelphia, initiated a plan to reduce its network expansion plan from its former target of 175 to 200 markets nationwide by the end of 2001 to a new target of approximately 80 markets, thereby canceling plans to enter or continue operations in approximately 120 markets. In January 2001, Adelphia Business Solutions reduced its national staff by approximately 8% as a result of Adelphia Business Solutions' revised business plan. Most of the affected employees were located in markets in which Adelphia Business Solutions has stopped expansion. For the year ended December 31, 2000, Adelphia Business Solutions recorded a charge of approximately $5,420 to cover a portion of the costs associated with this revised business plan. During the quarter ended March 31, 2001, Adelphia Business Solutions recorded a charge of approximately $4,979 to cover additional costs associated with this revised business plan and paid $3,522 associated with this charge and the previously recorded charges, resulting in a remaining liability of $6,877 at March 31, 2001.

10.  Commitments and Contingencies

    Reference is made to Note 2 and to Management's Discussion and Analysis of Financial Condition and Results of Operations and Legal Proceedings for a discussion of material commitments and contingencies.

11.  Derivative Financial Instruments

    The Company is exposed to certain risks arising from transactions that are entered into in the normal course of business. The Company may enter into derivative financial instrument transactions in order to manage or reduce these risks. The Company's policies do not permit active trading of, or speculation in, derivative financial instruments.

    The Company manages its interest rate risk through the use of interest rate protection instruments such as swaps, caps and collars. The use of such interest rate protection instruments (as required by several of the Company's borrowing agreements) is intended to minimize the volatility of cash flows caused by interest rate fluctuations. These contracts are not designated as hedging instruments under the provisions of SFAS No. 133. Therefore, the change in the fair value of these instruments is recorded in "Other" in the condensed statement of operations. Such amount was not material for the quarter ended March 31, 2001. As of January 1, 2001 and March 31, 2001, the fair value of interest rate swaps, caps and collars was not material.

    The Company also has several investments in stock purchase warrants which can be net share settled and are considered to be derivatives under the provisions of SFAS No. 133. The Company has received such stock purchase warrants from vendors and other strategic parties in connection with various agreements. The change in the fair value of these instruments is recorded in "Other" in the condensed statement of operations. On January 1, 2001 a transition adjustment loss of $8,300 (net of tax) related to these stock purchase warrants was recorded in conjunction with the adoption of this standard. During the quarter ended March 31, 2001, a period loss of $7,100 was recorded in "Other" in the statement of operations. At January 1, 2001 and March 31, 2001, the aggregate fair value of stock purchase warrants considered to be derivatives was $22,200 and $15,100, respectively.

12.  Business Segment Information

    Refer to Part I, Item 2, Business Segment Information, of this Quarterly Report on Form 10-Q for information regarding business segments as of December 31, 2000 and March 31, 2001 and for the three months ended March 31, 2000 and 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
                (Dollars in thousands)

See Safe Harbor Statement following the table of contents, which section is incorporated by reference herein.

Results of Operations

    Adelphia Communications Corporation and its subsidiaries ("Adelphia" or the "Company") operate primarily in two lines of business within the telecommunications industry: cable television and related investments ("Adelphia, excluding Adelphia Business Solutions" or "Cable and Other Segment") and competitive local exchange carrier ("CLEC") telephony ("Adelphia Business Solutions" or "CLEC Segment"). The balance sheet data as of December 31, 2000 and March 31, 2001, and the other data for the three months ended March 31, 2000 and 2001, of Adelphia Business Solutions presented below have been derived from the consolidated financial statements of Adelphia Business Solutions not included herein.

    A majority owned subsidiary of the Company, Adelphia Business Solutions, together with its subsidiaries owns CLEC networks and investments in CLEC joint ventures and manages those networks and joint ventures. Adelphia Business Solutions is an unrestricted subsidiary for purposes of the Company's indentures. For further information regarding Adelphia Business Solutions, which also files reports pursuant to the Securities Exchange Act of 1934, see Adelphia Business Solutions' Form 10-Q for the quarterly period ended March 31, 2001.

Business Segment Information

    Summarized unaudited financial information of Adelphia Consolidated, Adelphia Business Solutions and Adelphia, excluding Adelphia Business Solutions is as follows:

Balance Sheet Data                                                      December 31,        March 31,
                                                                            2000              2001
                                                                     ----------------- ------------------

Adelphia Consolidated
  Total assets                                                        $   21,499,480    $    23,611,160
  Total debt                                                              12,603,413         13,661,372
  Cash and cash equivalents                                                  124,634            117,531
  Restricted cash                                                             54,178             37,462
  Investments (a)                                                            300,312            290,790
  Redeemable preferred stock                                                 445,602            455,430
  Convertible preferred stock  (liquidation preference)                      575,000            575,000

Adelphia Business Solutions
  Total assets                                                        $    1,889,466    $     2,006,260
  Total debt                                                               1,390,456          1,186,933
  Cash and cash equivalents                                                    3,543             17,048
  Restricted cash                                                             54,178             37,462
  Investments (a)                                                             66,800             66,800
  Redeemable preferred stock                                                 297,067            306,851

Adelphia, excluding Adelphia Business Solutions
  Total assets                                                        $   19,610,014    $    21,604,900
  Total debt                                                              11,212,957         12,474,439
  Cash and cash equivalents                                                  121,091            100,483
  Investments (a)                                                            233,512            223,990
  Redeemable preferred stock                                                 148,535            148,579
  Convertible preferred stock  (liquidation preference)                      575,000            575,000



Other Data:                                                                          Three Months Ended
                                                                                          March 31,
                                                                                 --------------------------
                                                                                     2000         2001
                                                                                 ------------ -------------
Adelphia Consolidated

  Revenues                                                                       $  672,719    $  838,183
  Operating expenses (b)                                                            410,802       522,612
  Depreciation and amortization expense                                             200,526       265,142
  Operating income                                                                   60,591        43,858
  Interest expense - net                                                           (198,392)     (291,628)
  Preferred stock dividends                                                         (23,041)      (22,565)
  Capital expenditures                                                              384,382       683,521
  Cash paid for acquisitions                                                         10,037       865,551
  Cash used for investments                                                          16,810         7,201

Adelphia Business Solutions
  Revenues                                                                       $   69,301    $  110,343
  Operating expenses (b)                                                             91,778       125,594
  Depreciation and amortization expense                                              19,438        36,550
  Operating loss                                                                    (42,715)      (57,442)
  Interest expense - net (c)                                                         (7,503)      (35,833)
  Preferred stock dividends                                                          (8,635)       (9,784)
  Capital expenditures                                                              167,709       136,292
  Cash used for investments                                                           1,375            --

Adelphia, excluding Adelphia Business Solutions
  Revenues                                                                       $  603,418    $  727,840
  Operating expenses (b)                                                            319,024       397,018
  Depreciation and amortization expense                                             181,088       228,592
  Operating income                                                                  103,306       101,300
  Interest expense - net (d)                                                       (190,889)     (255,795)
  Preferred stock dividends                                                         (14,406)      (12,781)
  Capital expenditures                                                              216,673       547,229
  Cash paid for acquisitions                                                         10,037       865,551
  Cash used for investments                                                          15,435         7,201


(a)  Represents total investments before cumulative equity in net losses.
(b) Amounts exclude depreciation, amortization, restructuring charges, non-cash stock compensation and merger and integration costs.
(c) Amounts include interest income from Adelphia of $5,023 and interest expense to Adelphia of $6,772 for the respective periods.
(d) Amounts include interest expense to Adelphia Business Solutions of $5,023 and interest income from Adelphia Business Solutions of $6,772 for the respective periods.

Three Months Ended March 31, 2001 Compared to the Three Months Ended March 31, 2000

    Adelphia earned substantially all of its revenues in the three months ended March 31, 2000 and 2001 from monthly subscriber fees for basic, satellite, digital, premium and ancillary services (such as installations and equipment rentals), CLEC telecommunications services, local and national advertising sales, high speed data services and pay-per-view programming.

    The changes in Adelphia's operating results for the three months ended March 31, 2001 compared to the same period of the prior year, were primarily the result of acquisitions, rate increases and expansion of existing operations.

    The high level of depreciation and amortization associated with the significant number of acquisitions in recent years, and the continued upgrade and expansion of systems and interest costs associated with financing activities will continue to have a negative impact on the reported results of operations. Adelphia expects to report net losses for the next several years.

    The following tables set forth certain cable television system data at the dates indicated for Company Owned and Managed Systems. The "Managed Systems" are affiliated systems managed by Adelphia.


                                                                            March 31,                  Percent
                                                                 --------------------------------     Increase/
                                                                     2000              2001           Decrease
                                                                 --------------   ---------------  ----------------
       Homes Passed by Cable
       Company Owned Systems                                        7,784,700         9,278,726        19.2%
       Managed Systems                                                180,408           273,946        51.8%
                                                                 --------------   ---------------
       Total Systems                                                7,965,108         9,552,672        19.9%
                                                                 ==============   ===============

       Basic Subscribers
       Company Owned Systems                                        5,003,517         5,723,315        14.4%
       Managed Systems                                                134,426           192,815        43.4%
                                                                 --------------   ---------------
       Total Systems                                                5,137,943         5,916,130        15.1%
                                                                 ==============   ===============


    The following table is derived from Adelphia's Condensed Consolidated Statements of Operations that are included in this Form 10-Q and sets forth the historical percentage relationship to revenues of the components of operating income contained in such financial statements for the periods indicated.

                                                                             Three Months Ended
                                                                                  March 31,
                                                                          ------------------------
                                                                             2000         2001
                                                                          -----------  -----------
             Revenues                                                       100.0%       100.0%

             Operating expenses:
               Direct operating and programming                              35.8%       38.5%
               Selling, general and administrative                           25.4%       23.9%
               Depreciation and amortization                                 29.8%       31.6%
               Restructuring charges                                           --         0.6%
               Merger and integration costs                                    --         0.1%
                                                                          ===========  ===========
             Operating income                                                 9.0%        5.3%
                                                                          ===========  ===========

Cable and Other Segment

Revenues

    The primary revenue sources reflected as a percentage of total revenues were as follows:

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                   -------------------------
                                                                                       2000          2001
                                                                                   ------------   ----------
             Cable service and equipment                                                78%          73%
             Premium programming                                                         9%          11%
             Advertising sales and other services                                       13%          16%


    Revenues increased approximately 20.6% for the three months ended March 31, 2001 compared with the same period of 2000. The increases are attributable to the following:

                                                                                             Three Months
                                                                                                Ended
                                                                                               March 31,
                                                                                                 2001
                                                                                          ------------------
             Acquisitions                                                                        57%
             Basic subscriber growth                                                              3%
             Cable rate increases                                                                 5%
             Premium programming                                                                  5%
             Digital cable                                                                       13%
             High speed data services                                                             8%
             Advertising sales and other services                                                 9%


    Revenues derived from other strategic service offerings such as long distance services and paging also had a positive impact on revenues for the three months ended March 31, 2001. The Company expects to implement rate increases related to certain cable services in substantially all of the Company's systems during 2001.

Direct Operating and Programming Expenses

    Direct operating and programming expenses, which are mainly basic and premium programming costs and technical expenses, increased 26.4% to $261,911 for the three months ended March 31, 2001 from $207,264 for the same period of 2000. Acquisitions accounted for substantially all of the increase for the three months ended March 31, 2001, partially offset by operational efficiencies recognized in connection with acquisitions.

Selling, General and Administrative Expenses

    These expenses, which are mainly comprised of costs related to system offices, customer service representatives and sales and administrative employees, increased 20.9% to $135,107 for the three months ended March 31, 2001 from $111,760 for the same period of 2000. Acquisitions, subscriber growth and new services accounted for substantially all of the increase for the three months ended March 31, 2001.

Depreciation and Amortization

    Depreciation and amortization increased 26.2% to $228,592 for the three months ended March 31, 2001 from $181,088 for the same period of 2000. Acquisitions and increased capital expenditures accounted for substantially all of the increase for the three months ended March 31, 2001.

Interest Expense - Net

    Interest expense - net increased 34.0% to $255,795 for the three months ended March 31, 2001 from $190,889 for the same period of 2000. Acquisitions accounted for 76.6% of the increase for the three months ended March 31, 2001. The remaining increase was primarily due to an increase in average debt outstanding.

Gain on Cable Systems Swap

    On January 1, 2001, Adelphia swapped certain cable systems for certain cable systems owned by Comcast. The result of this transaction was a gain of $519,244 for the three months ended March 31, 2001.

CLEC Segment

Revenues

    Revenues increased 59.2% to $110,343 for the three months ended March 31, 2001 from $69,301 for the same period of 2000. The increases are attributable to the following:

              Growth in Class of 1996 Markets                         $            20,502
              Growth in Class of 1997/98 Markets                                    3,266
              Growth in Class of 1999 Markets                                      11,931
              Growth in Class of 2000 Markets                                       2,386
              Acquisition of local partner interests                                1,612
              Management fees                                                       1,345


    The primary sources of revenues reflected as a percentage of total revenue were as follows:


                                                                          Three Months
                                                                              Ended
                                                                            March 31,
                                                                        2000        2001
                                                                     ---------- -----------
              Voice services                                             75.4%       68.5%
              Data and dedicated access services                         17.8%       20.8%
              Management fees                                             1.6%        2.2%
              Other                                                       5.2%        8.5%


Direct Operating and Programming Expenses

    Direct operating and programming expenses increased 80.1% to $60,764 for the three months ended March 31, 2001 from $33,732 for the same period of 2000. The increases are attributable to the following:

              Growth in original markets                               $            8,253
              Acquisition of local partner interests                                  341
              Expansion markets                                                    17,824
              Network Operations Control Center ("NOCC")                              614


    The increase was due to start up costs in Adelphia Business Solutions' expansion markets as regional switches and network rings were activated, combined with start up costs in Adelphia Business Solutions' original markets associated with Adelphia Business Solutions' data and internet access products. The increased number and size of the operations of the networks resulted in increased employee related costs, equipment maintenance costs and expansion costs.

Selling, General and Administrative Expenses

    Selling, general and administrative expenses increased 11.3% to $65,492 for the three months ended March 31, 2001 from $58,846 for the same period of 2000, primarily reflecting the growth in the expansion markets. The increases are attributable to the following:

              Growth in original markets                               $              195
              Acquisition of local partner interests                                  466
              Expansion markets                                                     6,649
              Sales and marketing activities                                       (2,762)
              Corporate overhead charges                                            2,234
              Non-cash stock compensation                                            (136)


Restructuring Charges

    Restructuring charges for the three months ended March 31, 2001, were $4,979 as compared to zero for the same period of 2000, primarily as a result of Adelphia Business Solutions' revised network expansion plan.

Depreciation and Amortization Expense

    Depreciation and amortization expense increased 88.0% to $36,550 during the three months ended March 31, 2001 from $19,438 for the same period of 2000 primarily as a result of increased depreciation resulting from the higher depreciable asset base at the NOCC and the networks, amortization of deferred financing costs and the acquisition of local partner interests.

Interest Expense - Net

    Interest expense - net increased 377.6% to $35,833 during the three months ended March 31, 2001 from $7,503 for the same period of 2000. The increase was primarily attributable to an increase in the amount of interest expense incurred as a result of outstanding borrowings on Adelphia Business Solutions' joint credit facility with other subsidiaries of Adelphia.

Equity in Net Loss of Joint Ventures

    Equity in net loss of joint ventures for the three months ended March 31, 2001 was $106 as compared to $105 for the same period of 2000.

    The number of non-consolidated joint venture networks paying management fees to Adelphia Business Solutions decreased from four at March 31, 2000 to three at March 31, 2001 due to Adelphia Business Solutions' increased ownership in the State College network. These networks paid management and monitoring fees to Adelphia Business Solutions, which are included in revenues, aggregating approximately $2,444 for the three months ended March 31, 2001, as compared with $1,099 for the same period of 2000. The non-consolidated networks net losses, for the three months ended March 31, 2000 and 2001, aggregated approximately $560 and $212, respectively.

Preferred Stock Dividends

    Preferred stock dividends increased by 13.3% to $9,784 for the three months ended March 31, 2001 from $8,635 for the same period of 2000. The increase was due to a higher outstanding preferred stock base resulting from the payments of dividends in additional shares of preferred stock.

Liquidity and Capital Resources

    Cable television and other telecommunications businesses are capital intensive and typically require continual financing for the construction, modernization, maintenance, expansion and acquisition of cable and other telecommunications systems. During the three months ended March 31, 2000 and 2001, the Company committed substantial capital resources for these purposes and for investments in Olympus and other affiliates and entities. These expenditures were funded through the sale of common and preferred stock, long-term borrowings and internally generated funds. The Company's ability to generate cash to meet its future needs will depend generally on its results of operations and the continued availability of external financing.

    For the three months ended March 31, 2000, cash provided by operating activities totaled $37,844, for the three months ended March 31, 2001, cash used for operating activities totaled $206,151; cash used for investing activities totaled $469,298 and $1,557,345, respectively; and cash provided by financing activities totaled $408,179 and $1,756,393, respectively. See Note 2 to the condensed consolidated financial statements, in Part I, Item 1, for a summary of significant transactions affecting liquidity and capital resources subsequent to December 31, 2000, which is incorporated by reference herein.

Capital Expenditures

       Cable and Other Segment

    Capital expenditures for the three months ended March 31, 2000 and 2001 were $216,673 and $547,229, respectively. This increase was primarily due to acquisitions and cable plant rebuilds and upgrades to expand services. The Company expects that capital expenditures for the Cable and Other Segment for the year ending December 31, 2001 will be in a range of approximately $1,400,000 to $1,500,000.

       CLEC Segment

    Capital expenditures for the three months ended March 31, 2000 and 2001 were $167,709 and $136,292, respectively. This decrease was primarily due to the revised business plan announced during December 2000. Adelphia Business

Solutions estimates that a total of approximately $500,000 will be required to fund Adelphia Business Solutions capital expenditures, working capital requirements, operating losses and pro rata investments in the joint ventures for the year ending December 31, 2001.

Acquisitions

    During March 2001 the Company completed acquisitions of cable television systems, including GS Communications, Inc., for approximately $800,000 consisting of approximately $705,000 in cash and 2,394,778 shares of Adelphia Class A common stock. At the date of acquisition these cable television systems served approximately 155,000 basic subscribers. The acquisitions were accounted for under the purchase method of accounting. Accordingly, the financial results of the acquired systems have been included in the consolidated results of operations from the date acquired.

    In addition to the acquisitions mentioned above the Company completed several other acquisitions. These acquisitions served approximately 38,100 basic subscribers at the date of acquisition primarily in Georgia, Pennsylvania, Virginia and Kentucky and were purchased for an aggregate purchase price of approximately $150,000. The acquisitions were accounted for under the purchase method of accounting. Accordingly, the financial results of the acquired systems have been included in the consolidated results of operations from the date acquired.

Financing Activities

    The Company's financing strategy generally has been to maintain its public long-term debt at the parent holding company level while the Company's consolidated subsidiaries have their own senior credit arrangements with banks, or for Adelphia Business Solutions, its own public debt and equity. In addition, Adelphia has four wholly owned subsidiaries with public long-term debt: Olympus, Arahova, FrontierVision Holdings, L.P. and FrontierVision Operating Partners, L.P. The Company's ability to generate cash adequate to meet its future needs will depend generally on its results of operations and the continued availability of external financing. During the three months ended March 31, 2000 and 2001, the Company generally funded its acquisitions, working capital requirements, capital expenditures, and investments in CLEC joint ventures and other affiliates and entities through long-term borrowings primarily from banks, short-term borrowings, internally generated funds and the issuance of public debt or equity. The Company generally has funded the principal and interest obligations on its long-term borrowings from banks and institutions by refinancing the principal with new loans or through the issuance of parent and subsidiary company debt securities, and by paying the interest out of internally generated funds. Adelphia has generally funded the interest obligations on its public borrowings from internally generated funds.

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

    At March 31, 2001, the Company's total outstanding debt aggregated $13,661,372, which included $4,286,551 of parent debt, $1,186,933 of Adelphia Business Solutions debt, $202,890 of Olympus public debt, $531,198 of FrontierVision public debt, $1,771,349 of Arahova public debt and $5,682,451 of other subsidiary debt. The Company also had total redeemable preferred stock of $455,430 outstanding as of March 31, 2001. As of March 31, 2001, after giving effect to the April 2001 convertible debt offering and a related transaction on May 11, 2001, Adelphia had an aggregate of $1,084,719 in unused credit lines and cash and cash equivalents, which includes $600,000 also available to affiliates, part of which is subject to achieving certain levels of operating performance.

    On January 3, 2001, certain subsidiaries of Adelphia closed on a new short term secured revolving credit facility. The facility is scheduled to expire November 30, 2001 and provided for initial lending commitments of $1,300,000, subject to reductions over time and upon the occurrence of certain events, including debt financings and assets sales. During April 2001, the commitment under this facility was reduced to $900,000. Subject to compliance with the terms of this new credit facility, proceeds are available for general corporate purposes. Approximately $360,000 of the facility was used to permanently repay a subsidiary credit facility.

    On January 17, 2001, the Company entered into a stock purchase agreement ("January 2001 Rigas Common Stock Direct Placement") with Highland 2000, L.P., an entity controlled by members of the family of John Rigas, under which Highland 2000, L.P. agreed to purchase 5,819,367 shares of Adelphia Class B common stock. The January 2001 Rigas Common Stock Direct Placement will be at a per share price equal to $42.96, plus an interest factor. Closing on the January 2001 Rigas Common Stock Direct Placement will occur by October 22, 2001 and is subject to customary closing conditions.

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

    On January 23, 2001, and in a related transaction on February 22, 2001, Adelphia sold 18,350,000 shares of its Class A common stock. Net proceeds of this offering, after deducting offering expenses, were approximately $788,000. Adelphia used the proceeds from the offering to repay subsidiary bank debt, which may be reborrowed and used for general corporate purposes.

    On January 23, 2001, and in a related transaction on February 2, 2001, Adelphia completed an offering of $862,500 of 6% convertible subordinated notes due 2006. Net proceeds from this offering, after deducting offering expenses, were approximately $838,000. Adelphia used the proceeds from the offering to repay subsidiary bank debt, which may be reborrowed and used for general corporate purposes.

    On April 19, 2001, the Company entered into a note purchase agreement ("April 2001 Rigas Notes Direct Placement") with Highland 2000, L.P., an entity controlled by members of the family of John Rigas under which Highland 2000, L.P. agreed to purchase $400,000 aggregate principal amount of 3.25% convertible subordinated notes due 2021. Proceeds from the April 2001 Rigas Notes Direct Placement will be approximately $390,000, plus an interest factor. The economic terms of these notes will be substantially similar to the terms of the notes that were sold in the April 25, 2001 convertible notes offering described below, except that these convertible notes are convertible into shares of Adelphia Class B common stock. Closing on the April 2001 Rigas Notes Direct Placement will occur by January 21, 2002, and is subject to customary closing conditions.

    On April 25, 2001, and in a related transaction on May 11, 2001, Adelphia completed an offering of $575,000 of 3.25% convertible subordinated notes due 2021. Net proceeds from this offering, after deducting offering expenses, were approximately $563,000. Adelphia used the proceeds from the offering to repay subsidiary bank debt, a portion of which may be reborrowed and used for general corporate purposes.

    The Company's weighted average interest rate on notes payable to banks and institutions was approximately 7.69% at March 31, 2000 compared to 7.11% at March 31, 2001. Approximately 60.75% of the Company's total indebtedness was at fixed interest rates as of March 31, 2001, after giving effect to certain interest rate swaps, caps and collars.

    The following table sets forth the mandatory reductions in principal under all debt agreements for each of the next four years and nine months based on amounts outstanding at March 31, 2001:

                      Nine months ending December 31, 2001                  $     1,571,702
                      Year ending December 31, 2002                                 888,321
                      Year ending December 31, 2003                               1,362,492
                      Year ending December 31, 2004                                 993,048
                      Year ending December 31, 2005                               1,130,006


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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk



    The Company uses fixed and variable rate debt to fund its working capital requirements, capital expenditures and acquisitions. These debt arrangements expose the Company to market risk related to changes in interest rates. The Company enters into pay-fixed agreements to effectively convert a portion of its variable-rate debt to fixed-rate debt to reduce the risk of incurring higher interest costs due to rising interest rates. As of March 31, 2001, the Company had interest rate swap agreements covering notional principal of $75,000 that expire through 2008 and that fix the interest rate at a weighted average of 6.05%. The Company also enters into receive-fixed agreements to effectively convert a portion of its fixed-rate debt to a variable-rate debt which is indexed to LIBOR to reduce the risk of incurring higher interest costs in periods of falling interest rates. As of March 31, 2001, the Company had interest rate swap agreements covering notional principal of $35,000 and $45,000 that expire in 2002 and 2003, respectively, and that have a variable rate at an average of 6.76% and 6.77%, respectively. The Company enters into interest rate cap agreements to reduce the risk of incurring higher interest costs due to rising interest rates. As of March 31, 2001, the Company had interest rate cap agreements covering a notional amount of $400,000, which expire through 2002 and cap rates at an average rate of 7.25%. As of March 31, 2001, the Company had interest rate collar agreements covering a notional amount of $200,000, with $100,000 expiring in each of 2001 and 2002. The interest rate collar agreements have average cap and floor rates of 5.95% and 6.30%, respectively. These agreements also have maximum cap rates of 6.64% and minimum floor rates of 4.65% and 4.95%, respectively. The Company does not enter into any interest rate swap, cap or collar agreements for trading purposes. The Company is exposed to market risk in the event of non-performance by the banks. No such non-performance is expected. The table below summarizes the fair values and contract terms of the Company's financial instruments subject to interest rate risk as of March 31, 2001.

                                                 Expected Maturity
                              --------------------------------------------------------                            Fair
                                  2001       2002       2003       2004       2005      Thereafter     Total      Value
                              ----------- ---------- ---------- ---------- ----------- ------------ ---------- -----------
Debt and Redeemable

   Preferred Stock:

Fixed Rate                    $    23,000 $  545,000 $  824,282 $  531,847 $  380,000  $ 5,887,334  $8,191,463 $7,578,256
   Average Interest Rate            9.59%      9.36%      9.55%      9.51%      9.42%        9.70%

Variable Rate                   1,548,702    343,321    538,210    461,201    750,006    2,330,427   5,971,867  5,971,867
   Average Interest Rate            6.28%      6.34%      6.91%      7.20%      7.35%        7.20%

Interest Rate Swaps,
 Caps and Collars:

Variable to Fixed             $        -- $       -- $       -- $       -- $       --  $    75,000  $   75,000 $   (1,670)
Average Pay Rate                       --         --         --         --         --        6.05%
Average Receive Rate                   --         --         --         --         --        4.87%

Fixed to Variable                      --     35,000     45,000         --         --           --      80,000      1,013
Average Pay Rate                       --      6.76%      6.77%         --         --           --
Average Receive Rate                   --      6.70%      5.90%         --         --           --

Interest Rate Caps                     --    400,000         --         --         --           --     400,000         25
Average Cap Rate                       --      7.25%         --         --         --           --

Interest Rate Collars             100,000    100,000         --         --         --           --     200,000     (1,534)
Maximum Cap Rates                   6.64%      6.64%         --         --         --           --
Average Cap and Floor Rate          5.95%      6.30%         --         --         --           --
Minimum Floor Rate                  4.65%      4.95%         --         --         --           --


    Interest rates on variable debt are estimated by using the average implied forward London Interbank Offer Rate ("LIBOR") rates for the year of maturity based on the yield curve in effect at March 31, 2001, plus the borrowing margin in effect at March 31, 2001. Average receive rates on the variable to fixed swaps are estimated by us using the average implied forward LIBOR rates for the year of maturity based on the yield curve in effect at March 31, 2001.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

    On or about March 24, 2000, ML Media Partners, L.P. ("ML Media") commenced an action by filing a Verified Complaint (the "Complaint") in the Supreme Court of the State of New York, New York County, against Arahova Communications, Inc. ("Arahova"), Century Communications Corp., a Texas subsidiary of Arahova ("Century"), and Adelphia. In the nine count Complaint, ML Media alleges that it entered into a joint venture agreement (the "Agreement") with Century which, as subsequently modified, governed the ownership, operation and disposition of cable television systems in Puerto Rico (the "Joint Venture"). The Complaint alleges that Adelphia and its affiliates took over Century's interest in the Joint Venture on or around October 1, 1999, and have, according to the Complaint, breached their fiduciary obligations to the Joint Venture and violated certain provisions of the Agreement. The Complaint further alleges that ML Media gave Century notice that ML Media was exercising its rights under the Agreement to require that Century elect to (A) purchase ML Media's interest in the Joint Venture at an appraised fair value, or (B) seek to sell the cable systems to one or more third parties. Century, according to the Complaint, elected to pursue the sale of the cable systems and indicated that it was evaluating whether it or an affiliate thereof would make an offer for the cable systems. The Complaint alleges that Century or its affiliates' potential participation in the sale process is improper. The Complaint asks for, among other things, the dissolution of the Joint Venture and the appointment of a receiver to effect a prompt sale of the Joint Venture. The parties completed discovery in the action and each filed motions for partial summary judgment. On July 10, 2000, Justice Gammerman granted ML Media's motion for partial summary judgment on the fourth cause of action and declared that neither Century nor any of its affiliates may bid on or attempt to purchase the assets and business of the Joint Venture. Justice Gammerman also dismissed the fourth count of the counterclaim and required Century to proceed diligently with ML Media in locating one or more third parties to complete the sale and prohibited any defendant from interfering with the sale. On July 26, 2000, the Justice also ordered that the sale may be a sale of either the assets of the Joint Venture or the partnership interests in the Joint Venture. The Justice did not address other issues concerning the motion for summary judgment and did not schedule a full hearing on the merits. On August 7, 2000, Arahova and the other defendants filed a notice of appeal with respect to the above described orders and judgment of the Court. On January 23, 2001, the Appellate Division affirmed the decision of Justice Gammerman. On February 26, 2001, the defendants filed with the Appellate Division a Motion for Leave to Appeal to the Court of Appeals, which was denied by the Appellate Division on or about April 17, 2001. The management of Adelphia and Arahova intend to vigorously defend this action. Management believes that this matter will not have a material adverse effect on the Company.

    In November, 1999, Arahova, a subsidiary of Adelphia, was sued in a class-action case, Galley vs. American Telephone & Telegraph Corp. et al., where the plaintiffs allege, that by requiring customers to purchase the @Home service, rather than offering the option of access alone, Arahova and the other defendant MSO's are illegally "tying" internet content to internet access, thereby violating both the federal antitrust laws and California unfair trade practice statutes. The plaintiffs also allege that the defendants have entered into an illegal conspiracy to require all MSO's providing, or desiring to provide, the @Home service to enter into contracts precluding them from offering any competing internet service. The plaintiffs have recently filed an amended complaint alleging that the violations are national in scope (rather than merely local). Arahova is vigorously defending this case. Due to the preliminary nature of the litigation, the outcome cannot be predicted.

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

Item 2.  Changes in Securities and Use of Proceeds

    On January 17, 2001, in reliance on the exemption under Section 4(2) of the Securities Act, as amended, the Company entered into a stock purchase agreement ("January 2001 Rigas Common Stock Direct Placement") with Highland 2000, L.P., an entity controlled by members of the family of John Rigas, under which Highland agreed to purchase 5,819,367 shares of Adelphia Class B common stock. The January 2001 Rigas Common Stock Direct Placement will be at a per share price equal to $42.96, plus an interest factor. Closing on the January 2001 Rigas Common Stock Direct Placement will occur by October 22, 2001 and is subject to customary closing conditions.

    During March 2001, the Company completed the acquisition of cable television systems in the Virginia area. These systems served approximately 155,000 basic subscribers at the date of acquisitions. In connection with the acquisitions, Adelphia issued 2,394,778 shares of its Class A common stock, to the shareholders of the acquired company , in reliance on the exemption under
Section 4(2) of the Securities Act, as amended and paid cash of approximately $705,000.

    On January 17, 2001, in reliance on the exemption under Section 4(2) of the Securities Act, as amended, the Company entered into a note purchase agreement ("January 2001 Rigas Notes Direct Placement") with Highland 2000, L.P., an entity controlled by members of the family of John Rigas under which Highland 2000, L.P. agreed to purchase $167,400 aggregate principal amount of 6% convertible subordinated notes due 2000. The January 2001 Rigas Notes Direct Placement will be convertible into 3,016,325 shares of Adelphia Class B common stock at an initial conversion of $55.49 per share. Closing on the January 2001 Rigas Notes Direct Placement will occur by October 22, 2001 and is subject to customary closing conditions.

    On April 19, 2001, in reliance on the exemption under Section 4(2) of the Securities Act, as amended, the Company entered into a note purchase agreement ("April 2001 Rigas Notes Direct Placement") with Highland 2000, L.P., an entity controlled by members of the family of John Rigas under which Highland 2000, L.P. agreed to purchase $400,000 aggregate principal amount of 3.25% convertible subordinated notes due 2021. The April 2001 Rigas Notes Direct Placement will be convertible into 9,141,186 shares of Adelphia Class B common stock at an initial conversion of $43.76 per share. Closing on the April 2001 Rigas Notes Direct Placement will occur by January 21, 2002 and is subject to customary closing conditions.

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits:

Exhibit No.                       Description

4.01 Second Supplemental Indenture dated as of April 25, 2001, regarding 3.25% Convertible Subordinated Notes due 2021, to Subordinated Debt Indenture dated as of January 23, 2001 (incorporated herein by reference to Exhibit 1.01 to Form 8-K of the Registrant filed on May 4, 2001).

10.01 Purchase Agreement between Adelphia and Highland 2000, L.P. dated April 19, 2001 regarding 3.25% convertible subordinated notes due 2021 (incorporated herein by reference to Exhibit 1.01 to Form 8-K of the Registrant filed on May 4, 2001).

10.02 Underwriting Agreement dated April 19, 2001 regarding 3.25% Convertible Subordinated Notes due 2021 of Adelphia (incorporated herein by reference to Exhibit 1.01 to Form 8-K of the Registrant filed on May 4, 2001).

(b)  Reports on Form 8-K:


    Form 8-K's were filed on January 2, 2001 (filing amended pro forma financial information) and Form 8-K's were also filed on January 5, 2001, January 19, 2001, January 23, 2001, January 24, 2001 and February 21, 2001, which reported information under items 5 and 7.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      ADELPHIA COMMUNICATIONS CORPORATION
                                                  (Registrant)



Date:   May 15, 2001                  By:   /s/ Timothy J. Rigas
                                          ---------------------------------
                                           Timothy J. Rigas
                                           Executive Vice President (authorized
                                           officer), Chief Financial Officer,
                                           Chief Accounting Officer and
                                           Treasurer