Form 10-Q
period 2001-06-30
ADELPHIA COMMUNICATIONS CORP
filed 2001-08-14
CIK 796486

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 X Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of
    1934


                  For the quarterly period ended June 30, 2001

___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the transition period from ______________ to _____________

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

At June 30, 2001, 153,898,704 shares of Class A Common Stock, par value $.01 per share, and 19,235,998 shares of Class B Common Stock, par value $.01 per share, of the registrant were outstanding.


                       ADELPHIA COMMUNICATIONS CORPORATION

                                TABLE OF CONTENTS


                                                                                                           Page Number

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                                                                  2

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
              of Operations                                                                                   13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                           25

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                    26

Item 2.  Changes in Securities and Use of Proceeds                                                            27

Item 6.  Exhibits and Reports on Form 8-K                                                                     28

SIGNATURES                                                                                                    29


SAFE HARBOR STATEMENT

        The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, is forward-looking, such as information relating to the effects of future regulation, future capital commitments and the effects of competition. Such forward-looking information involves important risks and uncertainties that could significantly affect expected results in the future from those expressed in any forward-looking statements made by, or on behalf of, Adelphia Communications Corporation and subsidiaries ("Adelphia" or the "Company"). These "forward looking statements" can be identified by the use of forward-looking terminology such as "believes", "expects," "may," "will," "should," "intends" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These risks and uncertainties include, but are not limited to, uncertainties relating to general business and economic conditions, acquisitions and divestitures, risks associated with the Company's growth and financings, the availability and cost of capital, government and regulatory policies, the pricing and availability of equipment, materials, inventories and programming, product acceptance, the Company's ability to execute on its various business plans and to construct, expand and upgrade its networks, risks associated with reliance on the performance and financial condition of vendors and customers, technological developments, and changes in the competitive environment in which the Company operates. Persons reading this Form 10-Q are cautioned that forward-looking statements herein are only predictions, that no assurance can be given that the future results will be achieved, and that actual events or results may differ materially as a result of the risks and uncertainties facing the Company. For further information regarding those risks and uncertainties and their potential impact on the Company, see the prospectus filed under Registration Statement No. 333-64224, under the caption "Risk Factors."

                                           PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                                    (Dollars in thousands, except share amounts)

                                                                                      December 31,         June 30,
                                                                                          2000               2001
                                                                                    ----------------    ---------------
ASSETS

Property, plant and equipment - net                                                 $    6,124,820      $   7,345,842
Intangible assets - net                                                                 14,091,402         15,279,168
Cash and cash equivalents                                                                  124,634            100,809
Restricted cash                                                                             54,178             28,443
Investments                                                                                246,974            162,698
Subscriber receivables - net                                                               248,582            296,824
Prepaid expenses and other assets - net                                                    605,819            707,584
Related party receivables - net                                                              3,071             17,911
                                                                                    ----------------    ---------------
          Total                                                                     $   21,499,480      $  23,939,279
                                                                                    ================    ===============

LIABILITIES, PREFERRED STOCK, COMMON STOCK AND
OTHER  STOCKHOLDERS' EQUITY

Subsidiary debt                                                                     $    9,179,773      $   8,545,665
Parent debt                                                                              3,423,640          5,861,966
Accounts payable                                                                           845,486            628,580
Subscriber advance payments and deposits                                                    58,222             65,760
Accrued interest and other liabilities                                                     706,217            699,695
Deferred income taxes                                                                    2,074,038          2,053,135
                                                                                    ----------------    ---------------
          Total liabilities                                                             16,287,376         17,854,801
                                                                                    ----------------    ---------------

Minority interests                                                                         616,223            669,651
                                                                                    ----------------    ---------------

Adelphia Business Solutions redeemable exchangeable preferred stock                        297,067            316,945
                                                                                    ----------------    ---------------

13% Series B cumulative redeemable exchangeable preferred stock                            148,535            148,622
                                                                                    ----------------    ---------------

Commitments and contingencies (Note 10)

Convertible preferred stock, common stock and other stockholders' equity:
8 1/8% Series C convertible preferred stock                                                     --                 --
5 1/2% Series D convertible preferred stock ($575,000 liquidation preference)                   29                 29
Class A common stock, $.01 par value, 1,200,000,000 shares authorized,
  133,788,334 and 154,990,228 shares issued, respectively                                    1,338              1,551
Class B common stock, $.01 par value, 300,000,000 shares authorized,
  19,235,998 shares issued and outstanding                                                     192                192
Additional paid-in capital                                                               6,839,686          7,714,842
Accumulated other comprehensive loss                                                       (16,362)            (7,644)
Accumulated deficit                                                                     (2,525,203)        (2,610,309)
Treasury stock, at cost, 1,091,524 shares of Class A common stock and
  20,000 shares of 8 1/8% Series C convertible preferred stock, respectively              (149,401)          (149,401)
                                                                                    ----------------    ---------------
   Convertible preferred stock, common stock and
     other stockholders'  equity                                                         4,150,279          4,949,260
                                                                                    ----------------    ---------------
          Total                                                                     $   21,499,480      $  23,939,279
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

                                                                  Three Months Ended               Six Months Ended
                                                                       June 30,                        June 30,
                                                            ------------------------------- -------------------------------
                                                                  2000            2001            2000            2001
                                                            --------------- --------------- --------------- ---------------


Revenues                                                     $    704,125    $    893,318   $   1,376,844   $   1,731,501

Operating expenses:
  Direct operating and programming                                260,371         345,953         501,367         668,628
  Selling, general and administrative                             171,698         205,172         342,304         405,771
  Depreciation and amortization                                   210,374         311,665         410,900         576,807
  Restructuring charges                                                --              --              --           4,979
  Merger and integration costs                                         --             313              --           1,243
                                                            --------------- --------------- --------------- ---------------
          Total                                                   642,443         863,103       1,254,571       1,657,428
                                                            --------------- --------------- --------------- ---------------

Operating income                                                   61,682          30,215         122,273          74,073
                                                            --------------- --------------- --------------- ---------------

Other income (expense):
  Interest expense - net                                         (206,978)       (274,963)       (405,370)       (566,591)
  Equity in (loss) income of joint ventures                        (4,151)            258          (7,565)         (5,341)
  Minority interest in net losses of subsidiaries                  34,045          11,695          52,956          28,540
  Adelphia Business Solutions preferred stock dividends            (8,909)        (10,094)        (17,545)        (19,878)
  Other-than-temporary impairment of investments                       --        (104,525)             --        (104,525)
  Gain on cable systems swap                                       37,552              --          37,552         519,244
  Other                                                               (96)         (6,812)           (187)        (14,417)
                                                            --------------- --------------- --------------- ---------------

          Total                                                  (148,537)       (384,441)       (340,159)       (162,968)
                                                            --------------- --------------- --------------- ---------------

Loss before income taxes and extraordinary loss                   (86,855)       (354,226)       (217,886)        (88,895)
Income tax benefit                                                 15,899         116,209          45,388          10,132
                                                            --------------- --------------- --------------- ---------------

Loss before extraordinary loss                                    (70,956)       (238,017)       (172,498)        (78,763)
Extraordinary loss on early retirement of debt                         --              --              --            (876)
Cumulative effect of accounting change (net of
  income tax benefit of $5,243)                                        --              --              --          (8,448)
                                                            --------------- --------------- --------------- ---------------

Net loss                                                          (70,956)       (238,017)       (172,498)        (88,087)
Dividend requirements applicable to preferred stock               (14,406)        (12,781)        (28,812)        (25,562)
                                                            --------------- --------------- --------------- ---------------

Net loss applicable to common stockholders                        (85,362)       (250,798)       (201,310)       (113,649)

Other comprehensive (loss) income - unrealized gain (loss)
  on available-for-sale securities (net of income tax
  benefit (expense) of $12,100, $289, $16,079 and ($24)           (22,476)            672         (27,575)          8,718
                                                            --------------- --------------- --------------- ---------------

Comprehensive loss                                           $   (107,838)   $   (250,126)   $   (228,885)  $    (104,931)
                                                            =============== =============== =============== ===============

Basic and diluted net loss per weighted average share of
  common stock before extraordinary loss and cumulative
  effect of accounting change                                $      (0.66)   $      (1.45)   $      (1.57)  $       (0.61)
Basic and diluted extraordinary loss on early retirement of
  debt per weighted average share of common stock                      --              --              --           (0.01)
Basic and diluted cumulative effect of accounting change
  per weighted average share of common stock                           --              --              --           (0.05)
                                                            --------------- --------------- --------------- ---------------
Basic and diluted net loss per weighted average share
  of common stock                                            $      (0.66)   $      (1.45)   $      (1.57)  $       (0.67)
                                                            =============== =============== =============== ===============

 Basic and diluted weighted average shares of common  stock
  stock outstanding (in thousands)                                128,747         172,930         128,040         169,441
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


                                 ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                                (Dollars in thousands)

                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                                    -----------------------------------
                                                                                          2000                2001
                                                                                    ----------------    ---------------

Cash flows from operating activities:
  Net loss                                                                          $     (172,498)     $     (88,087)
    Adjustments to reconcile net loss to net cash used for operating activities:
        Depreciation and amortization                                                      410,900            576,807
        Noncash interest expense                                                            69,379             67,325
        Noncash restructuring charges                                                           --              4,979
        Noncash dividends                                                                   17,545             19,878
        Equity in loss of joint ventures                                                     7,565              5,341
        Gain on cable systems swap                                                         (37,552)          (519,244)
        Minority interest in losses of subsidiaries                                        (52,956)           (28,540)
        Extraordinary loss on early retirement of debt                                          --                876
        Loss on investments                                                                     --              8,721
        Cumulative effect of accounting change                                                  --              8,448
        Other-than-temporary impairment of investments                                          --            104,525
        Decrease in deferred income taxes                                                  (50,648)           (10,384)
        Changes in operating assets and liabilities, net of effect of acquisitions and cable systems swap:
           Subscriber receivables                                                          (37,836)           (46,430)
           Prepaid expenses and other                                                      (97,491)           (92,751)
           Accounts payable                                                                (99,082)          (242,298)
           Subscriber advance payments and deposits                                         10,889             10,706
           Accrued interest and other                                                       (9,120)            (4,730)
                                                                                    ----------------    ---------------
Net cash used for operating activities                                                     (40,905)          (224,858)
                                                                                    ----------------    ---------------

Cash flows from investing activities:
  Acquisitions                                                                             (20,172)          (891,524)
  Expenditures for property, plant and equipment                                          (743,406)        (1,322,134)
  Adelphia Business Solutions' investments in joint ventures and other                      (7,125)                --
  Investments in other joint ventures                                                      (20,408)           (17,774)
  Sale of U.S. government securities - pledged                                              15,312                 --
  Change in restricted cash                                                                (75,785)            25,735
  Amounts advanced to related parties                                                      (89,146)           (14,611)
  Other                                                                                      2,158             (1,066)
                                                                                    ----------------    ---------------
Net cash used for investing activities                                                    (938,572)        (2,221,374)
                                                                                    ----------------    ---------------

Cash flows from financing activities:
  Proceeds from debt                                                                     2,089,695          7,164,840
  Repayments of debt                                                                    (1,498,105)        (5,435,578)
  Costs associated with financings                                                         (15,206)           (69,585)
  Net proceeds from issuance of Class A common stock                                            --            788,292
  Net proceeds from issuance of Class B common stock                                       374,739                 --
  Preferred stock dividends paid                                                           (19,281)           (25,562)
                                                                                    ----------------    ---------------
Net cash provided by financing activities                                                  931,842          2,422,407
                                                                                    ----------------    ---------------

Decrease in cash and cash equivalents                                                      (47,635)           (23,825)

Cash and cash equivalents, beginning of period                                             186,874            124,634
                                                                                    ----------------    ---------------

Cash and cash equivalents, end of period                                            $      139,239      $     100,809
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

        Adoption of these new standards on January 1, 2001 resulted in an increase to assets and liabilities of approximately $500 and $300, respectively, and a transition loss of approximately $8,448 included in net loss (net of tax) and an increase of approximately $8,300 included in other comprehensive income (net of tax).

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

2.       Significant Events and Items Subsequent to December 31, 2000

        On January 1, 2001, the Company closed the previously announced cable systems exchange with Comcast Corporation ("Comcast"). As a result of this transaction, Adelphia added approximately 443,000 basic subscribers in Los Angeles, California and West Palm/Fort Pierce, Florida. In exchange, Comcast received systems serving approximately 469,000 basic subscribers in suburban Philadelphia, Pennsylvania, Ocean County, New Jersey, Ft. Myers, Florida, Michigan, New Mexico and Indiana. The cable systems exchange has been recorded at fair value and purchase accounting has been applied as of the date of the transaction. This transaction resulted in a gain of $519,244 and an increase to property, plant and equipment and intangibles of $41,751 and $474,282, respectively. The Company has made a preliminary allocation of the purchase accounting that is subject to final allocation.

        On January 3, 2001, certain subsidiaries of Adelphia closed on a short term secured revolving credit facility. The facility is scheduled to expire November 30, 2001 and provided for initial lending commitments of $1,300,000, subject to reductions over time and upon the occurrence of certain events, including certain debt financings and asset sales. During April 2001, the commitment under this facility was reduced to $900,000. Subject to compliance with the terms of this credit facility, proceeds are available for general corporate purposes. Approximately $360,000 of the facility was used to permanently repay a subsidiary credit facility.

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

        During March 2001, the Company completed acquisitions of cable television systems, including GS Communications, Inc., for approximately $800,000 consisting of approximately $705,000 in cash and 2,394,778 shares of Adelphia Class A common stock. At the date of acquisition these cable television systems served approximately 155,000 basic subscribers. The acquisitions were accounted for under the purchase method of accounting. Accordingly, the financial results of the acquired systems have been included in the consolidated results of operations from the date acquired.

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

        During April 2001, the Company executed an agreement regarding the acquisition of cable television systems from AT&T Corp. which are expected to add approximately 115,000 basic subscribers to the PONY cluster for an estimated purchase price, after closing adjustments, of approximately $300,000 consisting of approximately $73,000 in shares of Adelphia Class A common stock and the remainder in cash. This transaction is subject to customary closing conditions, including the receipt of necessary governmental approvals and other consents, and is expected to close in the third quarter of 2001.

        On June 12, 2001, Adelphia completed an offering of $1,000,000 of 10 1/4% Senior Notes due 2011. Net proceeds from this offering, after deducting offering expenses, were approximately $980,000. Adelphia used the proceeds from the offering to repay subsidiary bank debt, a portion of which may be reborrowed and used for general corporate purposes.

        In addition to the acquisitions mentioned above, the Company completed several other acquisitions of cable television systems during the six months ended June 30, 2001 for approximately $229,000 consisting of approximately $184,000 in cash and 453,636 shares of Adelphia Class A common stock. At the date of acquisition, these cable television systems served approximately 77,000 basic subscribers, primarily in California, Georgia, Kentucky, Pennsylvania and Virginia. The acquisitions were accounted for under the purchase method of accounting. Accordingly, the financial results of the acquired systems have been included in the consolidated results of operations from the date acquired.

        The following unaudited financial information assumes that the acquisitions of Prestige and Cablevision described in Note 1 in the Company's Annual Report on Form 10-K had occurred on January 1, 2000.

                                                                            Three Months        Six Months
                                                                               Ended              Ended
                                                                              June 30,           June 30,
                                                                                2000               2000
                                                                        ------------------ ------------------
              Revenues                                                  $        762,709   $      1,491,697
              Loss before extraordinary loss                                     109,963            251,554
              Net loss                                                           124,369            280,366
              Basic and diluted net loss per weighted average
                  share of common stock                                             0.89               2.02


3.       Debt

        Debt is summarized as follows:

        Subsidiary Debt:
                                                                                December 31,       June 30,
                                                                                   2000              2001
                                                                              ----------------- ----------------
          Notes to banks and institutions                                       $   5,708,529    $   5,022,460
          13% Senior Discount Notes of Adelphia Business
            Solutions due 2003                                                        291,891          303,840
          12 1/4% Senior Secured Notes of Adelphia Business
            Solutions due 2004                                                        250,000          250,000
          12% Senior Subordinated Notes of Adelphia Business
            Solutions due 2007                                                        300,000          300,000
          10 5/8% Senior Notes of Olympus due 2006                                    203,020          202,761
          11% Senior Subordinated Notes of FrontierVision Due 2006                    210,706          209,788
          11 7/8% Senior Discount Notes Series A of
            FrontierVision due 2007                                                   228,519          240,614
          11 7/8% Senior Discount Notes Series B of
            FrontierVision due 2007                                                    84,820           88,295
          9 3/4% Senior Notes of Arahova due 2002                                     201,005          200,579
          Zero Coupon Senior Discount Notes of Arahova due 2003                       354,392          373,043
          9 1/2% Senior Notes of Arahova due 2005                                     250,950          250,830
          8 7/8% Senior Notes of Arahova due 2007                                     243,805          244,327
          8 3/4% Senior Notes of Arahova due 2007                                     217,440          218,016
          8 3/8% Senior Notes of Arahova due 2007                                      94,930           95,302
          8 3/8% Senior Notes of Arahova due 2017                                      94,420           94,588
          Senior Discount Notes of Arahova due 2008                                   296,436          312,978
          Other subsidiary debt                                                       148,910          138,244
                                                                               ---------------- ----------------

              Total subsidiary debt                                             $   9,179,773    $   8,545,665
                                                                               ================ ================


        The following information updates to June 30, 2001 certain disclosures included in Note 4 to Adelphia's consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2000.

             Weighted average interest rate payable by subsidiaries
                under credit agreements with banks and institutions                                      6.08%

             Percentage of total indebtedness that bears interest at fixed rates for at least one year, after giving effect to certain
                interest rate swaps, caps and collars                                                   68.22%


        Parent Debt:

                                                                                December 31,          June 30,
                                                                                    2000                2001
                                                                             -----------------   -----------------

             9 1/4% Senior Notes due 2002                                    $       325,000     $       325,000
             8 1/8% Senior Notes due 2003                                            149,575             149,652
            10 1/2% Senior Notes due 2004                                            150,000             150,000
             7 1/2% Senior Notes due 2004                                            100,000             100,000
             9 7/8% Senior Notes due 2007                                            348,033             348,155
             8 3/8% Senior Notes due 2008                                            299,326             299,362
             7 3/4% Senior Notes due 2009                                            300,000             300,000
             7 7/8% Senior Notes due 2009                                            350,000             350,000
             9 3/8% Senior Notes due 2009                                            496,451             496,650
            10 7/8% Senior Notes due 2010                                            744,464             744,748
            10 1/4% Senior Notes due 2011                                                 --           1,000,000
             6 % Convertible Subordinated Notes due 2006                                  --             862,500
             3 1/4% Convertible Subordinated Notes due 2021                               --             575,000
             9 7/8% Senior Debentures due 2005                                       128,944             129,052
             9 1/2% Pay-In-Kind Notes due 2004                                        31,847              31,847
                                                                             -----------------   -----------------
                     Total parent debt                                       $     3,423,640     $     5,861,966
                                                                             =================   =================

4.  Investments

      Adelphia's nonconsolidated investments are as follows:
                                                                                December 31,        June 30,
                                                                                    2000              2001
                                                                             ----------------- ------------------
      Investments accounted for using the equity method:
      --------------------------------------------------
      Gross investment:
        Adelphia Business Solutions' joint ventures                                   64,300             64,300
        Mobile communications                                                         23,391             30,247
        Media ventures                                                                16,508                 --
        Other                                                                          2,920              2,920
                                                                             ----------------- ------------------
           Total                                                                     107,119             97,467
                                                                             ----------------- ------------------

      Investments accounted for using the cost method:
      ------------------------------------------------
      Convertible preferred stock                                                     94,780             23,597
      Interactive Ventures                                                            41,946             45,946
      Other                                                                           19,865             24,025
                                                                             ----------------- ------------------
           Total                                                                     156,591             93,568
                                                                             ----------------- ------------------

      Investments accounted for as available-for-sale securities:
      -----------------------------------------------------------
      Common stock and common stock warrants                                          36,602             15,270
                                                                             ----------------- ------------------

      Total investments before cumulative equity in net losses                       300,312            206,305
      Cumulative equity in net losses                                                (53,338)           (43,607)
                                                                             ----------------- ------------------
      Total investments                                                       $      246,974   $        162,698
                                                                             ================= ==================

Certain investments in stock purchase warrants are considered derivatives (see
Note 12).

        During 2001, the Company recognized losses of $104,525, which resulted from the write down of certain investments which experienced a decline in value that was deemed other-than-temporary.

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

7.  Supplemental Financial Information

        Cash payments for interest were $337,197 and $494,735 for the six months ended June 30, 2000 and 2001, respectively. Accumulated depreciation of property, plant and equipment amounted to $1,575,941 and $1,680,223 at December 31, 2000 and June 30, 2001, respectively. Accumulated amortization of intangible assets amounted to $911,679 and $1,073,213 at December 31, 2000 and June 30, 2001, respectively. Interest expense - net includes interest income of $5,845 and $4,257 for the three months ended June 30, 2000 and 2001 and $10,792 and $7,752 for the six months ended June 30, 2000 and 2001, respectively.

8.  Income Taxes

        Income tax benefit for the three and six months ended June 30, 2000 and 2001 was substantially comprised of deferred tax.

9.  Restructuring Charges

        During December 2000, Adelphia Business Solutions, Inc. ("Adelphia Business Solutions"), a majority owned subsidary of Adelphia, initiated a plan to reduce its network expansion plan from its former target of 175 to 200 markets nationwide by the end of 2001 to a new target of approximately 80 markets, thereby canceling plans to enter or continue operations in approximately 120 markets. In January 2001, Adelphia Business Solutions reduced its national staff by approximately 8% as a result of Adelphia Business Solutions' revised business plan. Most of the affected employees were located in markets in which Adelphia Business Solutions has stopped expansion. For the year ended December 31, 2000, Adelphia Business Solutions recorded a charge of approximately $5,420 to cover a portion of the costs associated with this revised business plan. During the quarter ended March 31, 2001, Adelphia Business Solutions recorded a charge of approximately $4,979 to cover additional costs associated with this revised business plan and paid $3,522 associated with this charge and the previously recorded charges, resulting in a remaining liability of $6,877 at March 31, 2001. During the quarter ended June 30, 2001, Adelphia Business Solutions paid an additional $2,823 associated with the restructuring charge resulting in a remaining liability of $4,054 at June 30, 2001.

10.  Commitments and Contingencies

        Reference is made to Note 2 and to Management's Discussion and Analysis of Financial Condition and Results of Operations and Legal Proceedings for a discussion of material commitments and contingencies.

11.  Recent Accounting Pronouncements:

        In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These statements make significant changes to the accounting for business combinations, goodwill, and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations with limited exceptions for combinations initiated prior to July 1, 2001. In addition, it further clarifies the criteria for recognition of intangible assets separately from goodwill. This statement is effective for business combinations completed after June 30, 2001.

         SFAS No. 142 discontinues the practice of amortizing goodwill and indefinite-lived intangible assets and initiates an annual review for impairment. Impairment would be examined more frequently if certain indicators are encountered. Intangible assets with a determinable useful life will continue to be amortized over their useful lives. SFAS No. 142 applies to goodwill and intangible assets acquired after June 30, 2001. Goodwill and intangible assets existing prior to July 1, 2001 will be affected when the Company adopts the statement. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company is evaluating the impact of the adoption of these standards and has not yet determined the effect of adoption on its financial position and results of operations.

12. Derivative Financial Instruments

        The Company is exposed to certain risks arising from transactions that are entered into in the normal course of business. The Company may enter into derivative financial instrument transactions in order to manage or reduce these risks. The Company's policies do not permit active trading of, or speculation in, derivative financial instruments.

        The Company manages its interest rate risk through the use of interest rate protection instruments such as swaps, caps and collars. The use of such interest rate protection instruments (as required by several of the Company's borrowing agreements) is intended to minimize the volatility of cash flows caused by interest rate fluctuations. These contracts are not designated as hedging instruments under the provisions of SFAS No. 133. Therefore, the change in the fair value of these instruments is recorded in "Other" in the condensed statement of operations. Such amount was not material for the quarter ended June 30, 2001. As of January 1, 2001 and June 30, 2001, the fair value of interest rate swaps, caps and collars was not material.

        The Company also has several investments in stock purchase warrants which can be net share settled and are considered to be derivatives under the provisions of SFAS No. 133. The Company has received such stock purchase warrants from vendors and other strategic parties in connection with various agreements. The change in the fair value of these instruments is recorded in "Other" in the condensed statement of operations. On January 1, 2001 a transition adjustment loss of $8,300 (net of tax) related to these stock purchase warrants was recorded in conjunction with the adoption of this standard. During the six months ended June 30, 2001, a period loss of $15,000 was recorded in "Other" in the statement of operations. At January 1, 2001 and June 30, 2001, the aggregate fair value of stock purchase warrants considered to be derivatives was $22,200 and $6,000, respectively

13.  Business Segment Information

        Refer to Part I, Item 2, Business Segment Information, of this Quarterly Report on Form 10-Q for information regarding business segments as of December 31, 2000 and June 30, 2001 and for the three and six months ended June 30, 2000 and 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
                (Dollars in thousands)

See Safe Harbor Statement following the table of contents, which section is incorporated by reference herein.

    Results of Operations

        Adelphia Communications Corporation and its subsidiaries ("Adelphia" or the "Company") operate primarily in two lines of business within the telecommunications industry: cable television and related investments ("Adelphia, excluding Adelphia Business Solutions" or "Cable and Other Segment") and competitive local exchange carrier ("CLEC") telephony ("Adelphia Business Solutions" or "CLEC Segment"). The balance sheet data as of December 31, 2000 and June 30, 2001, and the other data for the three and six months ended June 30, 2000 and 2001, of Adelphia Business Solutions presented below have been derived from the consolidated financial statements of Adelphia Business Solutions not included herein.

        A majority owned subsidiary of the Company, Adelphia Business Solutions, together with its subsidiaries, owns CLEC networks and investments in CLEC joint ventures and manages those networks and joint ventures. Adelphia Business Solutions is an unrestricted subsidiary for purposes of the Company's indentures. For further information regarding Adelphia Business Solutions, which also files reports pursuant to the Securities Exchange Act of 1934, see Adelphia Business Solutions' Form 10-Q for the quarterly period ended June 30, 2001.

Business Segment Information

        Summarized unaudited financial information of Adelphia Consolidated, Adelphia Business Solutions and Adelphia, excluding Adelphia Business Solutions is as follows:

Balance Sheet Data                                                     December 31,        June 30,
                                                                           2000              2001
                                                                     ----------------- ------------------
Adelphia Consolidated
  Total assets                                                        $   21,499,480    $    23,939,279
  Total debt                                                              12,603,413         14,407,631
  Cash and cash equivalents                                                  124,634            100,809
   Restricted cash                                                            54,178             28,443
  Investments (a)                                                            300,312            206,305
  Redeemable preferred stock                                                 445,602            465,567
  Convertible preferred stock (liquidation preference)                       575,000            575,000

Adelphia Business Solutions
  Total assets                                                        $    1,889,466    $     2,077,621
  Total debt                                                               1,390,456          1,346,751
  Cash and cash equivalents                                                    3,543              2,153
  Restricted cash                                                             54,178             28,443
  Investments (a)                                                             66,800             66,800
  Redeemable preferred stock                                                 297,067            316,945

Adelphia, excluding Adelphia Business Solutions
  Total assets                                                        $   19,610,014    $    21,861,658
  Total debt                                                              11,212,957         13,060,880
  Cash and cash equivalents                                                  121,091             98,656
  Investments (a)                                                            233,512            139,505
  Redeemable preferred stock                                                 148,535            148,622
  Convertible preferred stock (liquidation preference)                       575,000            575,000




Other Data:                                                  Three Months Ended            Six Months Ended
                                                                  June 30,                     June 30,
                                                          -------------------------- -----------------------------
                                                               2000         2001          2000           2001
                                                          ------------- ------------ -------------- --------------

Adelphia Consolidated
  Revenues                                                 $  704,125   $  893,318    $ 1,376,844   $  1,731,501
  Operating expenses (b)                                      431,374      551,125        841,758      1,074,399
  Depreciation and amortization expense                       210,374      311,665        410,900        576,807
  Operating income                                             61,682       30,215        122,273         74,073
  Interest expense - net                                     (206,978)    (274,963)      (405,370)      (566,591)
  Preferred stock dividends                                   (23,315)     (22,875)       (46,357)       (45,440)
  Capital expenditures                                        359,024      638,613        743,406      1,322,134
  Cash paid for acquisitions                                   10,135       25,973         20,172        891,524
  Cash used for investments                                    10,723       10,573         27,533         17,774

Adelphia Business Solutions
  Revenues                                                 $   80,214   $  116,941    $   149,515   $    227,284
  Operating expenses (b)                                      105,009      126,167        197,587        252,423
  Depreciation and amortization expense                        26,689       35,144         46,127         71,694
  Operating loss                                              (51,484)     (44,370)       (94,199)      (101,812)
  Interest expense - net (c)                                  (12,985)     (31,091)       (20,488)       (66,923)
  Preferred stock dividends                                    (8,909)     (10,094)       (17,545)       (19,878)
  Capital expenditures                                        121,129      120,501        288,838        256,793
  Cash paid for acquisitions                                       --           --             --             --
  Cash used for investments                                     5,750           --          7,125             --

Adelphia, excluding Adelphia Business Solutions
  Revenues                                                 $  623,911   $  776,377    $ 1,227,329   $  1,504,217
  Operating expenses (b)                                      326,365      424,958        644,171        821,976
  Depreciation and amortization expense                       183,685      276,521        364,773        505,113
  Operating income                                            113,166       74,585        216,472        175,885
  Interest expense - net (d)                                 (193,993)    (243,872)      (384,882)      (499,668)
  Preferred stock dividends                                   (14,406)     (12,781)       (28,812)       (25,562)
  Capital expenditures                                        237,895      518,112        454,568      1,065,341
  Cash paid for acquisitions                                   10,135       25,973         20,172        891,524
  Cash used for investments                                     4,973       10,573         20,408         17,774


(a) Represents total investments before cumulative equity in net losses.
(b) Amounts exclude depreciation, amortization, restructuring charges and merger and integration costs. (c) Amounts include interest income from Adelphia of $1,259, $0, $6,282 and $0 for the respective periods. (d) Amounts include interest expense to Adelphia Business Solutions of $1,259, $0, $6,282 and $0 for the respective periods.

Three and Six Months Ended June 30, 2001 Compared to the Three and Six Months Ended June 30, 2000

        Adelphia earned substantially all of its revenues in the three and six months ended June 30, 2000 and 2001 from monthly subscriber fees for basic, satellite, digital, premium and ancillary services (such as installations and equipment rentals), CLEC telecommunications services, local and national advertising sales, high speed data services and pay-per-view programming.

        The changes in Adelphia's operating results for the three and six months ended June 30, 2001 compared to the same period of the prior year, were primarily the result of acquisitions, rate increases and expansion of existing operations.

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


                                                                             June 30,                  Percent
                                                                 --------------------------------     Increase/
                                                                      2000              2001          Decrease
                                                                 --------------   ---------------  ----------------
       Homes Passed by Cable
       Company Owned Systems                                        7,827,395         9,273,241        18.5%
       Managed Systems                                                181,039           275,672        52.3%
                                                                 --------------   ---------------
       Total Systems                                                8,008,434         9,548,913        19.2%
                                                                 ==============   ===============

       Basic Subscribers
       Company Owned Systems                                        5,018,068         5,672,225        13.0%
       Managed Systems                                                134,121           191,615        42.9%
                                                                 --------------   ---------------
       Total Systems                                                5,152,189         5,863,840        13.8%
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

                                                           Three Months Ended         Six Months Ended
                                                                June 30,                  June 30,
                                                         -----------------------   ------------------------
                                                            2000         2001         2000          2001
                                                         ----------   ----------   ----------   -----------
             Revenues                                     100.0%       100.0%       100.0%        100.0%

             Operating expenses:
               Direct operating and programming             37.0%       38.7%        36.4%        38.6%
               Selling, general and administrative          24.4%       23.0%        24.8%        23.4%
               Depreciation and amortization                29.9%       34.9%        29.8%        33.3%
               Restructuring charges                          --          --           --          0.3%
               Merger and integration costs                   --          --           --          0.1%
                                                         ----------   ----------   ----------   -----------

             Operating income                                8.7%       3.4%          9.0%         4.3%
                                                         ==========   ==========   ==========   ===========

Cable and Other Segment

    Revenues

        The primary revenue sources reflected as a percentage of total revenues were as follows:


                                                                                      Three Months Ended
                                                                                           June 30,
                                                                                   -------------------------
                                                                                        2000         2001
                                                                                   ------------   ----------
             Cable service and equipment                                                 76%         72%
             Premium programming                                                         10%         10%
             Advertising sales and other services                                        14%         18%


        Revenues increased approximately 24.4% and 22.6% for the three and six months ended June 30, 2001, respectively, compared with the same periods of 2000. The increases are attributable to the following:

                                                                        Three Months          Six Months
                                                                            Ended                Ended
                                                                          June 30,             June 30,
                                                                            2001                 2001
                                                                     ------------------   ------------------
             Acquisitions                                                    58%                 57%
             Basic subscriber growth                                          1%                  1%
             Cable rate increases                                            11%                  9%
             Premium programming                                             (1%)                 2%
             Digital cable                                                   15%                 14%
             High speed data services                                         8%                  8%
             Advertising sales and other services                             8%                  9%


        Revenues derived from other strategic service offerings such as long distance services and paging also had a positive impact on revenues for the three and six months ended June 30, 2001. The Company expects to continue to implement rate increases related to certain cable services in substantially all of the Company's systems during 2001.

    Direct Operating and Programming Expenses

        Direct operating and programming expenses, which are mainly basic and premium programming costs and technical expenses, increased 29.9% and 28.2% to $284,092 and $546,003 for the three and six months ended June 30, 2001, respectively from $218,710 and $425,974 for the same periods of 2000. Acquisitions and programming rate increases accounted for substantially all of the increase for the three and six months ended June 30, 2001, partially offset by operational efficiencies recognized in connection with acquisitions.

    Selling, General and Administrative Expenses

        These expenses, which are mainly comprised of costs related to system offices, customer service representatives and sales and administrative employees, increased 30.0% and 25.4% to $140,866 and $275,973 for the three and six months ended June 30, 2001, respectively from $108,350 and $220,110 for the same periods of 2000. Acquisitions, subscriber growth and new services accounted for substantially all of the increase for the three and six months ended June 30, 2001.

    Depreciation and Amortization

        Depreciation and amortization increased 50.5% and 38.5% to $276,521 and $505,113 for the three and six months ended June 30, 2001, respectively, from $183,685 and $364,773 for the same periods of 2000. Acquisitions and increased capital expenditures accounted for substantially all of the increase for the three and six months ended June 30, 2001.

    Interest Expense - Net

        Interest expense - net increased 25.7% and 29.8% to $243,872 and $499,668 for the three and six months ended June 30, 2001 from $193,993 and $384,882 for the same periods of 2000. Acquisitions accounted for 92.8% and 43.8% of the increase for the three and six months ended June 30, 2001, respectively. The remaining increase was primarily due to an increase in average debt outstanding partially offset by declines in variable interest rates.

    Other-Than-Temporary Impairment of Investments

        During 2001, the Company recognized losses of $104,525, which resulted from the write down of certain investments which experienced a decline in value that was deemed other-than-temporary.

    Gain on Cable Systems Swap

        On May 1, 2000, Adelphia swapped certain cable systems for certain cable systems owned by AT&T. The result was a gain of $37,552 for the six months ended June 30, 2000. On January 1, 2001, Adelphia swapped certain cable systems for certain cable systems owned by Comcast. The result of this transaction was a gain of $519,244 for the six months ended June 30, 2001.

CLEC Segment

    Revenues

        Revenues increased 45.8% and 52.0% to $116,941 and $227,284 for the three and six months ended June 30, 2001, respectively, from $80,214 and $149,515 for the same periods of 2000. The increases are attributable to the following:

                                                                                     Three Months            Six Months
                                                                                        Ended                  Ended
                                                                                       June 30,               June 30,
                                                                                         2001                   2001
                                                                                  ------------------     ------------------
              Growth in Class of 1996 Markets                                      $        17,932        $        38,434
              Growth in Class of 1997/98 Markets                                             4,018                  7,284
              Growth in Class of 1999 Markets                                                9,134                 21,065
              Growth in Class of 2000 Markets                                                3,762                  6,148
              Acquisition of local partner interests                                         1,501                  3,113
              Management fees                                                                  380                  1,725


        The primary sources of revenues reflected as a percentage of total revenue were as follows:

                                                                           Three Months                  Six Months
                                                                               Ended                        Ended
                                                                             June 30,                     June 30,
                                                                        2000          2001           2000           2001
                                                                    ------------ -------------  -------------  -------------
               Voice services                                             73.7%         68.3%          74.5%          68.4%
               Data and dedicated access services                         19.6%         22.5%          18.8%          21.7%
               Management fees                                             1.4%          1.3%           1.5%           1.7%
               Other                                                       5.3%          7.9%           5.2%           8.2%


    Direct Operating and Programming Expenses

        Direct operating and programming expenses increased 48.5% and 62.6% to $61,861 and $122,625 for the three and six months ended June 30, 2001, respectively, from $41,661 and $75,393 for the same periods of 2000. The increases are attributable to the following:

                                                                                 Three Months         Six Months
                                                                                     Ended              Ended
                                                                                   June 30,            June 30,
                                                                                     2001                2001
                                                                              ------------------- ------------------
               Growth in original markets                                       $         4,596    $        12,849
               Acquisition of local partner interests                                       337                679
               Expansion markets                                                         15,405             33,229
               Network Operations Control Center ("NOCC")                                  (138)               475


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

    Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased 1.5% and 6.2% to $64,306 and $129,798 for the three and six months ended June 30, 2001, respectively, from $63,348 and $122,194 for the same periods of 2000, primarily reflecting the growth in the expansion markets. The increases are attributable to the following:

                                                                 Three Months           Six Months
                                                                    Ended                  Ended
                                                                   June 30,              June 30,
                                                                     2001                  2001
                                                              ------------------    -------------------
               Growth in markets                           $               924    $             7,446
               Acquisition of local partner interests                      820                  1,287
               Sales and marketing activities                             (645)                (3,360)
               Corporate overhead charges                                 (199)                 2,310
               Non-cash stock compensation                                  58                    (79)

    Restructuring Charges

        Restructuring charges were $0 and $4,979 for the three and six months ended June 30, 2001, respectively, as compared to zero for the same periods of 2000, primarily as a result of Adelphia Business Solutions' revised network expansion plan.

    Depreciation and Amortization Expense

        Depreciation and amortization expense increased 31.7% and 55.4% to $35,144 and $71,694 during the three and six months ended June 30, 2001, respectively, from $26,689 and $46,127 for the same periods of 2000 primarily as a result of increased depreciation resulting from the higher depreciable asset base at the NOCC and the networks, amortization of deferred financing costs and the acquisition of local partner interests.

    Interest Expense - Net

        Interest expense - net increased 139.4% and 226.6% to $31,091 and $66,923 during the three and six months ended June 30, 2001, respectively, from $12,985 and $20,488 for the same periods of 2000. The increase was primarily attributable to an increase in the amount of interest expense incurred as a result of outstanding borrowings on Adelphia Business Solutions' joint credit facility with other subsidiaries of Adelphia.

    Equity in Net Loss of Joint Ventures

        Equity in net income of joint ventures for the three and six months ended June 30, 2001 was $3,242 and $3,136 as compared to equity in net loss of joint ventures of $346 and $451 for the same periods of 2000.

        The number of non-consolidated joint venture networks paying management fees to Adelphia Business Solutions decreased from four at June 30, 2000 to three at June 30, 2001 due to Adelphia Business Solutions' increased ownership in the State College network. These networks paid management and monitoring fees to Adelphia Business Solutions, which are included in revenues, aggregating approximately $1,516 and $3,961 for the three and six months ended June 30, 2001, as compared with $1,136 and $2,236 for the same periods of 2000. The non-consolidated networks had net losses of $553, for the three months ended June 30, 2000 and net income of $6,483 for the three months ended June 30, 2001 and had net losses of $1,193 for the six months ended June 30, 2000 and net income of $6,271 for the six months ended June 30, 2001.

    Preferred Stock Dividends

        Preferred stock dividends increased by 13.3% and 13.3% to $10,094 and $19,878 for the three and six months ended June 30, 2001, respectively, from $8,909 and $17,545 for the same periods of 2000. The increase was due to a higher outstanding preferred stock base resulting from the payments of dividends in additional shares of preferred stock.

Liquidity and Capital Resources

        Cable television and other telecommunications businesses are capital intensive and typically require continual financing for the construction, modernization, maintenance, expansion and acquisition of cable and other telecommunications systems. During the three and six months ended June 30, 2000 and 2001, the Company committed substantial capital resources for these purposes. The Company's ability to generate cash to meet its future needs will depend generally on its results of operations and the continued availability of external financing.

        For the six months ended June 30, 2000 and 2001, cash used for operating activities totaled $40,905 and $224,858, respectively; cash used for investing activities totaled $938,572 and $2,221,374, respectively; and cash provided by financing activities totaled $931,842 and $2,422,407 respectively. See Note 2 to the condensed consolidated financial statements, in Part I, Item 1, for a summary of significant transactions affecting liquidity and capital resources subsequent to December 31, 2000, which is incorporated by reference herein.

    Capital Expenditures

       Cable and Other Segment

        Capital expenditures for the six months ended June 30, 2000 and 2001 were $454,568 and $1,065,341, respectively. This increase was primarily due to acquisitions and cable plant rebuilds and upgrades to expand services. The Company expects that capital expenditures for the Cable and Other Segment from July 1, 2001 through December 31, 2001 will be in a range of approximately $750,000 to $950,000.

       CLEC Segment

        Capital expenditures for the six months ended June 30, 2000 and 2001 were $288,838 and $256,793, respectively. This decrease was primarily due to the revised business plan announced during December 2000. Adelphia Business Solutions estimates that, in addition to its existing sources, a total of approximately $260,000 will be required to fund Adelphia Business Solutions capital expenditures, working capital requirements, operating losses and pro rata investments in joint ventures from July 1, 2001 through December 31, 2001.

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

        In addition to the acquisitions mentioned above, the Company completed several other acquisitions during the six months ended June 30, 2001 of cable television systems for approximately $229,000 consisting of approximately $184,000 in cash and 453,636 shares of Adelphia Class A common stock. At the date of acquisition, these cable television systems served approximately 77,000 basic subscribers, primarily in California, Georgia, Kentucky, Pennsylvania and Virginia. The acquisitions were accounted for under the purchase method of accounting. Accordingly, the financial results of the acquired systems have been included in the consolidated results of operations from the date acquired.

       Financing Activities

        The Company's financing strategy generally has been to maintain its public long-term debt at the parent holding company level while the Company's consolidated subsidiaries have their own senior credit arrangements with banks, or for Adelphia Business Solutions, its own public debt and equity. In addition, Adelphia has four wholly owned subsidiaries with public long-term debt: Olympus, Arahova, FrontierVision Holdings, L.P. and FrontierVision Operating Partners, L.P. The Company's ability to generate cash adequate to meet its future needs will depend generally on its results of operations and the continued availability of external financing. During the three and six months ended June 30, 2000 and 2001, the Company generally funded its acquisitions, working capital requirements, capital expenditures, and investments in CLEC joint ventures and other affiliates and entities through long-term borrowings primarily from banks, short-term borrowings, internally generated funds and the issuance of public debt or equity. The Company generally has funded the principal and interest obligations on its long-term borrowings from banks and institutions by refinancing the principal with new loans or through the issuance of parent and subsidiary company debt securities, and by paying the interest out of internally generated funds. Adelphia has generally funded the interest obligations on its public borrowings from internally generated funds. Adelphia has credit commitments from the managing agents for a new cable subsidiary credit facility which is currently being marketed. The Company expects to use this facility to refinance certain existing indebtedness, including the short term secured revolving credit facility and also provide additional liquidity. The Company expects this transaction to close during the September 30, 2001 quarter.

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

        At June 30, 2001, the Company's total outstanding debt aggregated $14,407,631, which included $5,861,966 of parent debt, $1,346,751 of Adelphia Business Solutions debt, $202,761 of Olympus public debt, $538,697 of FrontierVision public debt, $1,789,663 of Arahova public debt and $4,667,793 of other subsidiary debt. The Company also had total redeemable preferred stock of $465,567 outstanding as of June 30, 2001. As of June 30, 2001, Adelphia had an aggregate of $1,176,809 in unused credit lines and cash and cash equivalents, which includes $690,000 also available to affiliates, part of which is subject to achieving certain levels of operating performance.

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

        On June 12, 2001, Adelphia completed an offering of $1,000,000 of 10 1/4% Senior Notes due 2011. Net proceeds from this offering, after deducting offering expenses, were approximately $980,000. Adelphia used the proceeds from the offering to repay subsidiary bank debt, a portion of which may be reborrowed and used for general corporate purposes.

        In July 2001, the Company filed a registration statement which subsequently became effective with the Securities and Exchange Commission to offer from time to time, in one or more separate offerings, debt securities, which may be senior or subordinated, shares of preferred stock, debt or equity warrants; shares of Class A common stock; and shares of Class B common stock, with an aggregate public offering price of up to $5,000,000 (or its equivalent based on the exchange rate at the time of sale) in amounts, at prices and on terms to be determined at the time of offering. No stock, debt or warrants have been issued under this registration statement.

        The Company's weighted average interest rate on notes payable to banks and institutions was approximately 8.37% at June 30, 2000 compared to 6.08% at June 30, 2001. Approximately 68.22% of the Company's total indebtedness was at fixed interest rates as of June 30, 2001, after giving effect to certain interest rate swaps, caps and collars.

        The following table sets forth the mandatory reductions in principal under all debt agreements for each of the next four years and six months based on amounts outstanding at June 30, 2001:

                      Six months ending December 31, 2001                   $     1,071,850
                      Year ending December 31, 2002                                 908,494
                      Year ending December 31, 2003                               1,327,613
                      Year ending December 31, 2004                                 921,012
                      Year ending December 31, 2005                                 963,793


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

        Adelphia Business Solutions estimates that under its current business plan a total of approximately $260,000 will be required, in addition to the cash and cash equivalents on hand and remaining availability under its bank credit facility as of June 30, 2001, to fund its capital expenditures, working capital requirements, operating losses and pro rata investments in the joint ventures from July 1, 2001 through December 31, 2001. To fund its projected short term cash needs as well as future deficits through mid-2002, Adelphia Business Solutions is exploring additional sources of liquidity including, but not limited to, additional bank or institutional credit facilities and other alternatives including possible asset sales.

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

Regulatory and Competitive Matters

        The operations of the Company are affected by changes and developments in governmental regulation, competitive forces and technology. The cable television industry and the Company are subject to extensive regulation at the federal, state and local levels.

        Cable television companies operate under franchises granted by local authorities. Because such franchises are non-exclusive, the Company is subject to competition with other cable operators and, in some cases, systems operated by the municipal franchising authorities themselves. The Company is also subject to competition from DBS and wireless service providers, which are not subject to regulation on the local level, since they do not utilize the public rights of way. These providers are also exempt from many of the federal regulations applicable to the cable industry. This difference in regulatory schemes hinders the Company's ability to compete on a level playing field.

        The Company is subject to rate regulation by certain franchising authorities that have petitioned the FCC for certification to regulate the Company's rates. Such rate regulation, however, is limited to the basic, or lowest level, service tier.

        Federal regulations also limit the Company's discretion to select certain programming services, by mandating the carriage of local broadcast television stations, franchise-required public, educational and governmental channels, and unaffiliated commercial leased access programming services. Such mandatory carriage obligations could increase if the FCC decides to extend such mandatory carriage rules to the digital level of service, which issue is currently pending before the FCC. These mandatory carriage requirements limit the capacity available to the Company for revenue-generating programming services.

        Additionally, the FCC is currently considering a rulemaking to determine the regulatory status of Internet service. Specifically, the FCC is reviewing whether Internet service is a cable service and, therefore, subject to regulation at the local level, or a telecommunications service and, therefore, subject to regulation at the state level. The outcome of the decision could have an impact on such factors as the rates the Company may charge for such service, the extent to which the Company would have to make its Internet facilities available to the franchising authorities and unaffiliated service providers, and the rates the Company must pay utilities for pole attachments. For further information regarding regulatory and competitive matters and their effect on the Company, see the Company's most recent Annual Report on Form 10-K.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk



        The Company uses fixed and variable rate debt to fund its working capital requirements, capital expenditures and acquisitions. These debt arrangements expose the Company to market risk related to changes in interest rates. The Company enters into pay-fixed agreements to effectively convert a portion of its variable-rate debt to fixed-rate debt to reduce the risk of incurring higher interest costs due to rising interest rates. As of June 30, 2001, the Company had interest rate swap agreements covering notional principal of $75,000 that expire through 2008 and that fix the interest rate at a weighted average of 6.05%. The Company also enters into receive-fixed agreements to effectively convert a portion of its fixed-rate debt to a variable-rate debt which is indexed to LIBOR to reduce the risk of incurring higher interest costs in periods of falling interest rates. As of June 30, 2001, the Company had interest rate swap agreements covering notional principal of $35,000 and $45,000 that expire in 2002 and 2003, respectively, and that have a variable rate at an average of 4.60% and 3.74%, respectively. The Company enters into interest rate cap agreements to reduce the risk of incurring higher interest costs due to rising interest rates. As of June 30, 2001, the Company had interest rate cap agreements covering a notional amount of $400,000, which expire through 2002 and cap rates at an average rate of 7.25%. As of June 30, 2001, the Company had an interest rate collar agreement covering a notional amount of $100,000, expiring in 2002. The interest rate collar agreement has average cap and floor rates of 6.30%. This agreement also has a maximum cap rate of 6.64% and a minimum floor rate of 4.95%. The Company does not enter into any interest rate swap, cap or collar agreements for trading purposes. The Company is exposed to market risk in the event of non-performance by the banks. No such non-performance is expected. The table below summarizes the fair values and contract terms of the Company's financial instruments subject to interest rate risk as of June 30, 2001.


                                                 Expected Maturity
                              --------------------------------------------------------                            Fair
                                  2001        2002       2003       2004       2005     Thereafter     Total      Value
                              ------------ --------- ---------- ---------- ----------- ------------ ---------- -----------
Debt and Redeemable
   Preferred Stock:

Fixed Rate                    $    23,000 $  545,000 $  834,292 $  531,847 $  380,000  $ 7,488,090  $9,802,229 $9,159,986
   Average Interest Rate            9.30%      9.10%      9.22%      9.17%      9.07%        9.08%

Variable Rate                 $ 1,048,850    363,494    493,321    389,165    583,793    2,237,118   5,115,741  5,115,741
   Average Interest Rate            5.78%      6.89%      7.69%      7.95%      8.02%        7.90%

Interest Rate Swaps,
 Caps and Collars:

Variable to Fixed             $       --  $      --  $      --  $      --  $      --   $    75,000  $   75,000 $       (9)
Average Pay Rate                      --         --         --         --         --         6.05%
Average Receive Rate                  --         --         --         --         --         3.74%

Fixed to Variable             $       --  $   35,000 $   45,000 $      --  $      --   $       --   $   80,000 $    1,007
Average Pay Rate                      --       4.60%      3.74%        --         --           --
Average Receive Rate                  --       6.70%      5.90%        --         --           --

Interest Rate Caps            $       --  $  400,000 $      --  $      --  $      --   $       --   $  400,000 $        8
Average Cap Rate                      --       7.25%        --         --         --           --

Interest Rate Collars         $       --  $  100,000 $      --  $      --  $      --   $       --   $  100,000 $   (2,059)
Maximum Cap Rates                     --       6.64%        --         --         --           --
Average Cap and Floor Rate            --       6.30%        --         --         --           --
Minimum Floor Rate                    --       4.95%        --         --         --           --


        Interest rates on variable debt are estimated by using the average implied forward London Interbank Offer Rate ("LIBOR") rates for the year of maturity based on the yield curve in effect at June 30, 2001, plus the borrowing margin in effect at June 30, 2001. Average receive rates on the variable to fixed swaps are estimated by us using the average implied forward LIBOR rates for the year of maturity based on the yield curve in effect at June 30, 2001.

PART II - OTHER INFORMATION
---------------------------
Item 1.  Legal Proceedings

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

        In November, 1999, Arahova, a subsidiary of Adelphia, was sued in a class-action case, Galley vs. American Telephone & Telegraph Corp. et al., where plaintiffs allege that by requiring customers to purchase the @Home service, rather than offering the option of access alone, Arahova and the other defendant MSOs are illegally "tying" Internet content to Internet access, thereby allegedly violating both the federal antitrust laws and California unfair trade practice statutes. The plaintiffs also allege that the defendants have entered into an illegal conspiracy to require all MSOs providing, or desiring to provide, the @Home service to enter into contracts precluding them from offering any competing Internet service. The plaintiffs filed an amended complaint alleging that the violations are national in scope (rather than restricted to California). In January 2001, the court denied plaintiffs' motion to certify a nationwide class. The plaintiffs filed an appeal of such denial, which was rejected by the Court of Appeals. The plaintiffs are permitted to amend their complaint, but have not yet done so. Arahova intends to continue to vigorously defend this action, though the outcome cannot be predicted at this time.

        Adelphia and certain subsidiaries are defendants in several putative subscriber class action suits in state courts in Pennsylvania, Vermont and Mississippi initiated during 1999. The suits all challenge the propriety of late fees charged by the subsidiaries to customers who fail to pay for services in a timely manner. The suits seek injunctive relief and damages under various causes of action under state law. The Company is continuing to vigorously defend these actions, though the outcome cannot be predicted at this time.

        Adelphia and its subsidiaries are parties to various other legal proceedings and claims which arise in the ordinary course of, and are incidental to, their businesses. Management does not expect that any of these other currently pending legal proceedings will have a material impact on the Company's financial position, results of operations or cash flow.

Item 2.  Changes in Securities and Use of Proceeds

        On May 10, 2001, the Company completed the acquisition of Buenavision Telecommunications, Inc. in California. This system served approximately 14,000 basic subscribers at the date of acquisition. In connection with the acquisition, Adelphia issued 453,636 shares of its Class A common stock to the shareholders of the acquired company, in reliance on the exemption under Section 4(2) of the Securities Act, as amended and paid cash of approximately
$24 million.

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits:

Exhibit No.                          Description

4.01 Fourth Supplemental Indenture dated as of June 12, 2001, regarding 10 1/4% Senior Notes due June 15, 2011, to Indenture dated as of April 28, 1999 (incorporated herein by reference to Exhibit 4.01 to Form 8-K of the Registrant filed on June 14, 2001)

10.01 Underwriting Agreement dated June 7, 2001 regarding 10 1/4% Senior Notes due 2011 of Adelphia (incorporated herein by reference to Exhibit 10.01 to Form 8-K of the Registrant filed on June 14, 2001)

99.01 Risk Factors (incorporated herein by reference are the risk factors set forth on pages 3 through 11 of the Registrant's prospectus filed on July 20, 2001, at Registration Statement File No. 333-64224).


         Form 8-K's were filed on April 25, 2001, May 4, 2001 and June 14, 2001, which reported information under items 5, 7 and/or 9. No financial statements were filed with such Form 8-K reports.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         ADELPHIA COMMUNICATIONS CORPORATION
                                                    (Registrant)



Date:   August 14, 2001                By:   /s/ Timothy J. Rigas
                                           ---------------------------------
                                           Timothy J. Rigas
                                           Executive Vice President (authorized
                                           officer), Chief Financial Officer,
                                           Chief Accounting Officer and
                                           Treasurer

                                  EXHIBIT INDEX


Exhibit No.                          Description

4.01 Fourth Supplemental Indenture dated as of June 12, 2001, regarding 10 1/4% Senior Notes due June 15, 2011, to Indenture dated as of April 28, 1999 (incorporated herein by reference to Exhibit 4.01 to Form 8-K of the Registrant filed on June 14, 2001)

10.01 Underwriting Agreement dated June 7, 2001 regarding 10 1/4% Senior Notes due 2011 of Adelphia (incorporated herein by reference to Exhibit 10.01 to Form 8-K of the Registrant filed on June 14, 2001)

99.01 Risk Factors (incorporated herein by reference are the risk factors set forth on pages 3 through 11 of the Registrant's prospectus filed on July 20, 2001, at Registration Statement File No. 333-64224).