Form 10-Q
period 2001-09-30
ADELPHIA COMMUNICATIONS CORP
filed 2001-11-09
CIK 796486

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 X Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of
----
1934

                For the quarterly period ended September 30, 2001

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

At September 30, 2001, 153,896,192 shares of Class A Common Stock, par value $.01 per share, and 19,235,998 shares of Class B Common Stock, par value $.01 per share, of the registrant were outstanding.



                       ADELPHIA COMMUNICATIONS CORPORATION

                                TABLE OF CONTENTS


                                                                                                           Page Number

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                                                                  3

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
              of Operations                                                                                   15

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                           27

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                    28

Item 4.  Submission of Matters to a Vote of Security Holders                                                  30

Item 6.  Exhibits and Reports on Form 8-K                                                                     31

SIGNATURES                                                                                                    32


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


                                           PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                                ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                                    (Dollars in thousands, except share amounts)

                                                                                      December 31,       September 30,
                                                                                          2000               2001
                                                                                    ----------------    ---------------
ASSETS

Property, plant and equipment - net                                                 $    6,124,820      $   7,787,846
Intangible assets - net                                                                 14,091,402         15,230,381
Cash and cash equivalents                                                                  124,634            112,267
Restricted cash                                                                             54,178             18,900
Investments                                                                                246,974            162,899
Subscriber receivables - net                                                               248,582            311,555
Prepaid expenses and other assets - net                                                    605,819            785,814
Related party receivables - net                                                              3,071                --
                                                                                    ----------------    ---------------
          Total                                                                     $   21,499,480      $  24,409,662
                                                                                    ================    ===============

LIABILITIES, CONVERTIBLE PREFERRED STOCK, COMMON STOCK
AND OTHER STOCKHOLDERS' EQUITY

Subsidiary debt                                                                     $    9,179,773      $   8,987,388
Parent debt                                                                              3,423,640          5,862,385
Accounts payable                                                                           845,486            859,181
Subscriber advance payments and deposits                                                    58,222             72,694
Accrued interest and other liabilities                                                     706,217            800,778
Deferred income taxes                                                                    2,074,038          2,022,488
                                                                                    ----------------    ---------------
          Total liabilities                                                             16,287,376         18,604,914
                                                                                    ----------------    ---------------

Minority interests                                                                         616,223            645,096
                                                                                    ----------------    ---------------

Adelphia Business Solutions redeemable exchangeable preferred stock                        297,067            327,360
                                                                                    ----------------    ---------------

13% Series B cumulative redeemable exchangeable preferred stock                            148,535            148,665
                                                                                    ----------------    ---------------
Commitments and contingencies (Note 13)

Convertible preferred stock, common stock and other stockholders' equity:
8 1/8% Series C convertible preferred stock                                                    --                 --
5 1/2% Series D convertible preferred stock ($575,000 liquidation preference)                   29                 29
Class A common stock, $.01 par value, 1,200,000,000 shares authorized,
  133,788,334 and 154,990,716 shares issued, respectively                                    1,338              1,550
Class B common stock, $.01 par value, 300,000,000 shares authorized,
  19,235,998 shares issued and outstanding                                                     192                192
Additional paid-in capital                                                               6,839,686          7,702,014
Accumulated other comprehensive loss                                                       (16,362)           (10,107)
Accumulated deficit                                                                     (2,525,203)        (2,860,650)
Treasury stock, at cost, 1,094,524 shares of Class A common stock and
  20,000 shares of 8 1/8% Series C convertible preferred stock, respectively              (149,401)          (149,401)
                                                                                    ----------------    ---------------
   Convertible preferred stock, common stock and
     other stockholders'  equity                                                         4,150,279          4,683,627
                                                                                    ----------------    ---------------
          Total                                                                     $   21,499,480      $  24,409,662
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

                                                                  Three Months Ended              Nine Months Ended
                                                                     September 30,                   September 30,
                                                            ------------------------------- -------------------------------
                                                                  2000            2001            2000            2001
                                                            --------------- --------------- --------------- ---------------
Revenues                                                     $    727,858    $    898,603   $   2,104,702   $   2,630,104

Operating expenses:
  Direct operating and programming                                269,605         333,508         770,972       1,002,136
  Selling, general and administrative                             177,907         208,027         518,298         613,798
  Depreciation and amortization                                   214,053         332,522         626,866         909,329
  Restructuring charges                                               --              --              --            4,979
  Merger and integration costs                                        --              --              --            1,243
                                                            --------------- --------------- --------------- ---------------
          Total                                                   661,565         874,057       1,916,136       2,531,485
                                                            --------------- --------------- --------------- ---------------
Operating income                                                   66,293          24,546         188,566          98,619
                                                            --------------- --------------- --------------- ---------------

Other income (expense):
  Interest expense - net                                         (228,720)       (298,455)       (634,090)       (865,046)
  Equity in (loss) income of joint ventures                        (3,715)          1,774         (11,280)         (3,567)
  Minority interest in net losses of subsidiaries                  26,065          20,862          79,021          49,402
  Adelphia Business Solutions preferred stock dividends            (9,192)        (10,415)        (26,737)        (30,293)
  Other-than-temporary impairment of investments                       --             --              --         (104,525)
  Gain on cable systems swap                                           --             --           37,552         519,244
  Other                                                               (96)        (10,810)           (283)        (25,227)
                                                            --------------- --------------- --------------- ---------------
          Total                                                  (215,658)       (297,044)       (555,817)       (460,012)
                                                            --------------- --------------- --------------- ---------------
Loss before income taxes and extraordinary loss                  (149,365)       (272,498)       (367,251)       (361,393)
Income tax benefit                                                 18,415          22,916          63,803          33,048
                                                            --------------- --------------- --------------- ---------------
Loss before extraordinary loss and cumulative effect
   of accounting change                                          (130,950)       (249,582)       (303,448)       (328,345)
Extraordinary loss on early retirement of debt
   (net of income tax benefit of $2,618)                              --           (4,862)            --           (5,738)
Cumulative effect of accounting change (net of
   income tax benefit of $5,243)                                      --              --              --           (8,448)
                                                            --------------- --------------- --------------- ---------------
Net loss                                                         (130,950)       (254,444)       (303,448)       (342,531)
Dividend requirements applicable to preferred stock               (14,406)        (12,781)        (43,218)        (38,343)
                                                            --------------- --------------- --------------- ---------------
Net loss applicable to common stockholders                       (145,356)       (267,225)       (346,666)       (380,874)

Other comprehensive (loss) income - unrealized gain (loss)
   on available-for-sale securities (net of income tax
   benefit (expense) of $10,163, $1,219, $26,242 and
   ($1,195)                                                       (19,607)         (2,463)        (47,182)          6,255
                                                            --------------- --------------- --------------- ---------------

Comprehensive loss                                          $    (164,963)  $    (269,688)  $    (393,848)  $    (374,619)
                                                            =============== =============== =============== ===============

Basic and diluted net loss per weighted average share of
   common stock before extraordinary loss and cumulative
   effect of accounting change                              $       (1.06)  $       (1.51)  $       (2.64)  $       (2.15)
Basic and diluted extraordinary loss on early retirement of
   debt per weighted average share of common stock                    --            (0.03)            --            (0.03)
Basic and diluted cumulative effect of accounting change
   per weighted average share of common stock                         --              --              --            (0.05)
                                                            --------------- --------------- --------------- ---------------
Basic and diluted net loss per weighted average share
   of common stock                                          $       (1.06)  $       (1.54)  $       (2.64)  $       (2.23)
                                                            =============== =============== =============== ===============

 Basic and diluted weighted average shares of common  stock
   stock outstanding (in thousands)                               137,510         173,132         131,220         170,685
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


                                 ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                                (Dollars in thousands)

                                                                                             Nine Months Ended
                                                                                               September 30,
                                                                                    -----------------------------------
                                                                                          2000                2001
                                                                                    ----------------    ---------------

Cash flows from operating activities:
  Net loss                                                                          $     (303,448)     $    (342,531)
    Adjustments to reconcile net loss to net cash provided by operating activities:
        Depreciation and amortization                                                      624,953            909,329
        Noncash interest expense                                                           102,031             94,457
        Noncash restructuring charges                                                          --               4,979
        Noncash preferred stock dividends of Adelphia Business Solutions                    26,737             30,293
        Equity in loss of joint ventures                                                    11,280              3,567
        Gain on cable systems swap                                                         (37,552)          (519,244)
        Minority interest in losses of subsidiaries                                        (79,021)           (49,402)
        Extraordinary loss on early retirement of debt                                         --               5,738
        Loss on investments                                                                    --              17,276
        Cumulative effect of accounting change                                                 --               8,448
        Other-than-temporary impairment of investments                                         --             104,525
        Decrease in deferred income taxes                                                  (74,275)           (37,194)
        Changes in operating assets and liabilities, net of effects of acquisitions and cable systems swap:
           Subscriber receivables                                                          (53,435)           (61,160)
           Prepaid expenses and other                                                     (172,724)          (194,364)
           Accounts payable                                                                (38,744)           (12,117)
           Subscriber advance payments and deposits                                         (2,295)            17,640
           Accrued interest and other                                                       11,321             86,694
                                                                                    ----------------    ---------------
Net cash provided by operating activities                                                   14,828             66,934
                                                                                    ----------------    ---------------

Cash flows from investing activities:
  Acquisitions                                                                            (786,243)          (893,092)
  Expenditures for property, plant and equipment                                        (1,333,039)        (1,948,411)
  Adelphia Business Solutions' investments in joint ventures and other                     (10,375)              (300)
  Investments in other joint ventures                                                      (38,788)           (23,220)
  Sale of U.S. government securities - pledged                                              30,624                --
  Change in restricted cash                                                                (66,652)            35,278
  Amounts advanced to related parties                                                      108,701            (38,774)
  Other                                                                                      3,053             (1,270)
                                                                                    ----------------    ---------------
Net cash used for investing activities                                                  (2,092,719)        (2,869,789)
                                                                                    ----------------    ---------------
Cash flows from financing activities:
  Proceeds from debt                                                                     5,324,965         10,308,251
  Repayments of debt                                                                    (3,747,562)        (8,171,878)
  Costs associated with financings                                                         (30,344)           (95,834)
  Net proceeds from issuance of Class A common stock                                           --             788,292
  Net proceeds from issuance of Class B common stock                                       519,275                --
  Preferred stock dividends paid                                                           (29,031)           (38,343)
                                                                                    ----------------    ---------------
Net cash provided by financing activities                                                2,037,303          2,790,488
                                                                                    ----------------    ---------------
Decrease in cash and cash equivalents                                                      (40,588)           (12,367)
Cash and cash equivalents, beginning of period                                             186,874            124,634
                                                                                    ----------------    ---------------

Cash and cash equivalents, end of period                                            $      146,286      $     112,267
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

2.  Significant Events and Items Subsequent to December 31, 2000

        On January 1, 2001, the Company closed the previously announced cable systems exchange with Comcast Corporation ("Comcast"). As a result of this transaction, Adelphia added approximately 443,000 basic subscribers in Los Angeles, California and West Palm/Fort Pierce, Florida. In exchange, Comcast received systems serving approximately 469,000 basic subscribers in suburban Philadelphia, Pennsylvania, Ocean County, New Jersey, Ft. Myers, Florida, Michigan, New Mexico and Indiana. The cable systems exchange has been recorded at fair value and purchase accounting has been applied as of the date of the transaction. This transaction resulted in a gain of $519,244 and an increase to property, plant and equipment and intangibles of $41,751 and $474,282, respectively. The Company has made a preliminary allocation of the purchase accounting that is subject to final allocation and appraisals.

        On January 3, 2001, certain subsidiaries of Adelphia closed on a short term secured revolving credit facility. The facility was scheduled to expire November 30, 2001 and provided for initial lending commitments of $1,300,000, subject to reductions over time and upon the occurrence of certain events, including certain debt financings and asset sales. During April 2001, the commitment under this facility was reduced to $900,000. Subject to compliance with the terms of this credit facility, proceeds are available for general corporate purposes. Approximately $360,000 of the facility was used to permanently repay a subsidiary credit facility. On September 28, 2001, certain subsidiaries of Adelphia repaid and cancelled the short term facility.

        On January 17, 2001, Adelphia entered into a stock purchase agreement ("January 2001 Rigas Common Stock Direct Placement") with Highland 2000, L.P., an entity controlled by members of the family of John Rigas, under which Highland 2000, L.P. agreed to purchase 5,819,367 shares of Adelphia Class B common stock. On October 22, 2001 the Company closed on the January 2001 Rigas Common Stock Direct Placement. Adelphia used the proceeds of approximately $259,900 to repay subsidiary bank debt, which may be reborrowed and used for general corporate purposes.

        On January 17, 2001, Adelphia entered into a note purchase agreement ("January 2001 Rigas Notes Direct Placement") with Highland 2000, L.P., an entity controlled by members of the family of John Rigas under which Highland agreed to purchase $167,400 aggregate principal amount of 6% convertible subordinated notes due 2006. On October 22, 2001 the Company closed on the January 2001 Rigas Notes Direct Placement. Adelphia used the proceeds of approximately $163,600 to repay subsidiary bank debt, which may be reborrowed and used for general corporate purposes.

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

        On April 19, 2001, the Company entered into a note purchase agreement ("April 2001 Rigas Notes Direct Placement") with Highland 2000, L.P., an entity controlled by members of the family of John Rigas under which Highland 2000, L.P. agreed to purchase $400,000 aggregate principal amount of 3.25% convertible subordinated notes due 2021. Proceeds from the April 2001 Rigas Notes Direct Placement will be approximately $390,000, plus an interest factor. The economic terms of these notes will be substantially similar to the terms of the notes that were sold in the April 25, 2001 convertible notes offering described below, except that these convertible notes are convertible into shares of Adelphia Class B common stock. Closing on the April 2001 Rigas Notes Direct Placement is expected to occur by January 21, 2002, and is subject to customary closing conditions.

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

        During April 2001, the Company executed an agreement regarding the acquisition of cable television systems from AT&T Corp. which are expected to add approximately 115,000 basic subscribers to the Western Pennsylvania, Ohio and Western New York ("PONY") cluster for an estimated purchase price, after closing adjustments, of approximately $300,000 consisting of approximately $73,000 in shares of Adelphia Class A common stock and the remainder in cash. This transaction is subject to customary closing conditions, including the receipt of necessary governmental approvals and other consents, and is expected to close in the fourth quarter of 2001.

        On June 12, 2001, Adelphia completed an offering of $1,000,000 of 10 1/4% Senior Notes due 2011. Net proceeds from this offering, after deducting offering expenses, were approximately $980,000. Adelphia used the proceeds from the offering to repay subsidiary bank debt, a portion of which may be reborrowed and used for general corporate purposes.

        On September 28, 2001, Adelphia closed on a new $2,030,000 secured revolving term facility. Proceeds from the initial borrowing under the new long-term facility of approximately $1,500,000 were used to repay four credit agreements, including the January 2001 credit facility which was scheduled to mature in November 2001. The balance of the facility is available for general corporate purposes. The facility also provides for additional borrowing facilities of up to $750,000, all of which would be discretionary with the lenders if requested by Adelphia.

        On October 25, 2001, Adelphia completed an offering of $500,000 of 10 1/4% Senior Notes due 2006. Net proceeds from this offering, after deducting offering expenses and original issue discount, were approximately $485,000. Adelphia used the proceeds from the offering to repay subsidiary bank debt, a portion of which may be reborrowed and used for general corporate purposes.

        Reborrowings under each subsidiary credit facility are subject to compliance with the terms of and maturity of the particular subsidiary credit facility.

        Adelphia announced on November 9, 2001 that its Board of Directors had authorized in principle the distribution of Adelphia's equity interests in Adelphia Business Solutions, Inc. ("Adelphia Business Solutions"), a 79% owned subsidiary of Adelphia, to Adelphia's stockholders. Adelphia expects that its spin-off of its equity interests in Adelphia Business Solutions will occur no later than March 31, 2002. In connection with its spin-off, Adelphia may provide up to $100,000 of additional credit support to subsidiaries of Adelphia Business Solutions. Should the spin-off occur as a distribution to Adelphia's shareholders, Adelphia would record the distribution as a dividend.

         In addition to the acquisitions mentioned above, the Company completed several other acquisitions of cable television systems during the nine months ended September 30, 2001 for approximately $229,000 consisting of approximately $184,000 in cash and 453,636 shares of Adelphia Class A common stock. At the date of acquisition, these cable television systems served approximately 53,000 basic subscribers, primarily in California, Georgia, Kentucky, Pennsylvania and Virginia. The acquisitions were accounted for under the purchase method of accounting. Accordingly, the financial results of the acquired systems have been included in the consolidated results of operations from the date acquired.

        The following unaudited financial information assumes that the acquisitions of Prestige and Cablevision described in Note 1 in the Company's Annual Report on Form 10-K had occurred on January 1, 2000.


                                                                           Three Months        Nine Months
                                                                               Ended              Ended
                                                                           September 30,      September 30,
                                                                               2000               2000
                                                                        ------------------ ------------------
              Revenues                                                  $        768,858   $      2,260,555
              Loss before extraordinary loss                                    (165,930)          (404,993)
              Net loss applicable to common stockholders                        (180,336)          (448,211)
              Basic and diluted net loss per weighted average
                  share of common stock                                            (1.22)             (3.16)


        Pro forma financial information for the 2001 acquisitions is not considered significant to the consolidated financial statements.

3.  Debt

        Debt is summarized as follows:

        Subsidiary Debt:

                                                                                December 31,     September 30,
                                                                                    2000              2001
                                                                              ----------------  ----------------
            Notes to banks and institutions                                    $  5,708,529      $   5,435,157
            13% Senior Discount Notes of Adelphia Business
              Solutions due 2003                                                    291,891            303,840
            12 1/4% Senior Secured Notes of Adelphia Business
              Solutions due 2004                                                    250,000            250,000
            12% Senior Subordinated Notes of Adelphia Business
              Solutions due 2007                                                    300,000            300,000
            10 5/8% Senior Notes of Olympus due 2006                                203,020            202,631
            11% Senior Subordinated Notes of FrontierVision Due 2006                210,706            209,329
            11 7/8% Senior Discount Notes Series A of
             FrontierVision due 2007                                                228,519            245,666
            11 7/8% Senior Discount Notes Series B of
              FrontierVision due 2007                                                84,820             89,773
            9 3/4% Senior Notes of Arahova due 2002                                 201,005            200,366
             Zero Coupon Senior Discount Notes of Arahova due 2003                  354,392            382,644
            9 1/2% Senior Notes of Arahova due 2005                                 250,950            250,770
            8 7/8% Senior Notes of Arahova due 2007                                 243,805            244,588
            8 3/4% Senior Notes of Arahova due 2007                                 217,440            218,304
            8 3/8% Senior Notes of Arahova due 2007                                  94,930             95,488
            8 3/8% Senior Notes of Arahova due 2017                                  94,420             94,672
            Senior Discount Notes of Arahova due 2008                               296,436            321,497
            Other subsidiary debt                                                   148,910            142,663
                                                                               --------------   ---------------
              Total subsidiary debt                                            $  9,179,773      $   8,987,388
                                                                               ==============   ===============


        The following information updates to September 30, 2001 certain disclosures included in Note 4 to Adelphia's consolidated financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2000.

             Weighted average interest rate payable by subsidiaries
                under credit agreements with banks and institutions                                      5.18%
             Percentage of total indebtedness that bears interest at
                fixed rates for at least one year, after giving effect to certain
                interest rate swaps, caps and collars                                                   66.34%



        Parent Debt:

                                                                                December 31,       September 30,
                                                                                    2000                2001
                                                                             -----------------   -----------------

             9 1/4% Senior Notes due 2002                                    $       325,000     $       325,000
             8 1/8% Senior Notes due 2003                                            149,575             149,692
            10 1/2% Senior Notes due 2004                                            150,000             150,000
             7 1/2% Senior Notes due 2004                                            100,000             100,000
             9 7/8% Senior Notes due 2007                                            348,033             348,218
             8 3/8% Senior Notes due 2008                                            299,326             299,380
             7 3/4% Senior Notes due 2009                                            300,000             300,000
             7 7/8% Senior Notes due 2009                                            350,000             350,000
             9 3/8% Senior Notes due 2009                                            496,451             496,750
            10 7/8% Senior Notes due 2010                                            744,464             744,890
            10 1/4% Senior Notes due 2011                                                --            1,000,000
                6 % Convertible Subordinated Notes due 2006                              --              862,500
             3 1/4% Convertible Subordinated Notes due 2021                              --              575,000
             9 7/8% Senior Debentures due 2005                                       128,944             129,108
             9 1/2% Pay-In-Kind Notes due 2004                                        31,847              31,847
                                                                             -----------------   -----------------
                     Total parent debt                                       $     3,423,640     $     5,862,385
                                                                             =================   =================

4.  Investments

      Adelphia's nonconsolidated investments are as follows:
                                                                                December 31,      September 30,
                                                                                    2000              2001
                                                                             ----------------- ------------------
      Investments accounted for using the equity method:
      --------------------------------------------------
      Gross investment:
        Adelphia Business Solutions' joint ventures                           $       64,300   $         64,300
        Mobile communications                                                         23,391             31,172
        Media ventures                                                                16,508                --
        Other                                                                          2,920              2,920
                                                                             ----------------- ------------------
           Total                                                                     107,119             98,392
                                                                             ----------------- ------------------

      Investments accounted for using the cost method:
      ------------------------------------------------
      Convertible preferred stock                                                     94,780             23,700
      Interactive Ventures                                                            41,946             47,446
      Other                                                                           19,865             25,697
                                                                             ----------------- ------------------
           Total                                                                     156,591             96,843
                                                                             ----------------- ------------------

      Investments accounted for as available-for-sale securities:
      -----------------------------------------------------------
      Common stock and common stock warrants                                          36,602              9,497
                                                                             ----------------- ------------------

      Total investments before cumulative equity in net losses                       300,312            204,732
      Cumulative equity in net losses                                                (53,338)           (41,833)
                                                                             ----------------- ------------------
      Total investments                                                       $      246,974   $        162,899
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

7.  Supplemental Financial Information

        Cash payments for interest were $575,937 and $743,720 for the nine months ended September 30, 2000 and 2001, respectively. Accumulated depreciation of property, plant and equipment amounted to $1,575,941 and $1,848,795 at December 31, 2000 and September 30, 2001, respectively. Accumulated amortization of intangible assets amounted to $911,679 and $1,183,607 at December 31, 2000 and September 30, 2001, respectively. Interest expense - net includes interest income of $4,379 and $2,110 for the three months ended September 30, 2000 and 2001 and $15,171 and $9,862 for the nine months ended September 30, 2000 and 2001, respectively.

8.  Income Taxes

        Income tax benefit for the three and nine months ended September 30, 2000 and 2001 was substantially comprised of deferred tax.

9.  Adelphia Business Solutions' Restructuring Charges and Liquidity

        During December 2000, Adelphia Business Solutions, a majority owned subsidiary of Adelphia, initiated a plan to reduce its network expansion plan from its former target of 175 to 200 markets nationwide by the end of 2001 to a new target of approximately 80 markets, thereby canceling plans to enter or continue operations in approximately 120 markets. In January 2001, Adelphia Business Solutions reduced its national staff by approximately 8% as a result of Adelphia Business Solutions' revised business plan. Most of the affected employees were located in markets in which Adelphia Business Solutions has stopped expansion. For the year ended December 31, 2000, Adelphia Business Solutions recorded a charge of approximately $5,420 to cover a portion of the costs associated with this revised business plan. During the quarter ended March 31, 2001, Adelphia Business Solutions recorded a charge of approximately $4,979
to cover additional costs associated with this revised business plan.   During
the three and nine months ended September 30, 2001, Adelphia Business Solutions paid $1,278 and $7,623, respectively, associated with the restructuring charge resulting in a liability of $2,776 at September 30, 2001.

        Adelphia Business Solutions estimates that under its current business plan a total of approximately $395,000 will be required to fund its capital expenditures, working capital requirements, operating losses and pro rata investments in its joint ventures from October 1, 2001 through September 30, 2002, of which approximately $85,000 will be required through December 31, 2001, in addition to the cash and cash equivalents on hand and remaining availability under its bank credit facility as of September 30, 2001. To fund its projected cash needs as well as future deficits, Adelphia Business Solutions is continuing to explore additional sources of liquidity. As of September 30, 2001, approximately $5,915 was available under a bank credit facility with approximately $19,406 cash on hand, including restricted cash, and on October 1, 2001 an additional $80,000 in cash was paid by Adelphia to close its purchase of certain Adelphia Business Solutions network assets. Adelphia Business Solutions believes it has the resources to meet its funding requirements for the quarter ending December 31, 2001. Adelphia Business Solutions' ability to fund its future operations, capital expenditures and debt service will depend upon its access to funding, including its ability to access the capital markets, and its future financial and operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, many of which are beyond its control. Adelphia Business Solutions had previously announced that it was pursuing an additional $300,000 to $500,000 bank credit facility. However, it currently does not expect to obtain this additional bank credit facility. Adelphia Business Solutions does not have any commitments for additional funding. The above concerns raise substantial doubt about Adelphia Business Solutions' ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

10.  Recent Accounting Pronouncements

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

         SFAS No. 142 discontinues the practice of amortizing goodwill and indefinite-lived intangible assets and initiates an annual review for impairment. Intangible assets with a determinable useful life will continue to be amortized over their useful lives. SFAS No. 142 applies to goodwill and intangible assets acquired after June 30, 2001. Goodwill and intangible assets existing prior to July 1, 2001 will be affected when the Company adopts the statement. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. At September 30, 2001, the carrying value of goodwill and indefinite-lived intangible assets that will no longer be amortized approximated $15,000,000. Amortization of such assets was approximately $104,000 and $297,000 for the three and nine months ended September 30, 2001, respectively. The Company has not yet completed its impairment assessment of goodwill and indefinite-lived intangible assets upon implementation of the standard.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144, which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, supercedes SFAS No. 121 and is effective for fiscal years beginning after December 15, 2001. While the Company is currently evaluating the impact the adoption of SFAS No. 144 will have on its financial position and results of operations, it does not expect such impact to be material.

11. Derivative Financial Instruments

        The Company is exposed to certain risks arising from transactions that are entered into in the normal course of business. The Company may enter into derivative financial instrument transactions in order to manage or reduce these risks. The Company's policies do not permit active trading of, or speculation in, derivative financial instruments.

        The Company manages its interest rate risk through the use of interest rate protection instruments such as swaps, caps and collars. The use of such interest rate protection instruments (as required by several of the Company's borrowing agreements) is intended to minimize the volatility of cash flows caused by interest rate fluctuations. These contracts are not designated as hedging instruments under the provisions of SFAS No. 133. Therefore, the change in the fair value of these instruments is recorded in "Other" in the condensed statement of operations. Such amount was not material for the quarter ended September 30, 2001. As of January 1, 2001 and September 30, 2001, the fair value of interest rate swaps, caps and collars was not material.

        The Company also has several investments in stock purchase warrants which can be net share settled and are considered to be derivatives under the provisions of SFAS No. 133. The Company has received such stock purchase warrants from vendors and other strategic parties in connection with various agreements. The change in the fair value of these instruments is recorded in "Other" in the condensed statement of operations. On January 1, 2001 a transition adjustment loss of $8,300 (net of tax) related to these stock purchase warrants was recorded in conjunction with the adoption of this standard. During the nine months ended September 30, 2001, a period loss of $18,400 was recorded in "Other" in the statement of operations. At January 1, 2001 and September 30, 2001, the aggregate fair value of stock purchase warrants considered to be derivatives was $22,200 and $2,600, respectively

12.  Business Segment Information

        Refer to Part I, Item 2, Business Segment Information, of this Quarterly Report on Form 10-Q for information regarding business segments as of December 31, 2000 and September 30, 2001 and for the three and nine months ended September 30, 2000 and 2001.

13.  Commitments and Contingencies

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

    Results of Operations

        Adelphia Communications Corporation and its subsidiaries ("Adelphia" or the "Company") operate primarily in two lines of business within the telecommunications industry: cable television and related investments ("Adelphia, excluding Adelphia Business Solutions" or "Cable and Other Segment") and competitive local exchange carrier ("CLEC") telephony ("Adelphia Business Solutions" or "CLEC Segment"). The balance sheet data as of December 31, 2000 and September 30, 2001, and the other data for the three and nine months ended September 30, 2000 and 2001, of Adelphia Business Solutions presented below have been derived from the consolidated financial statements of Adelphia Business Solutions not included herein.

        A majority owned subsidiary of the Company, Adelphia Business Solutions, together with its subsidiaries, owns CLEC networks and investments in CLEC joint ventures and manages those networks and joint ventures. Adelphia Business Solutions is an unrestricted subsidiary for purposes of the Company's indentures. For further information regarding Adelphia Business Solutions, which also files reports pursuant to the Securities Exchange Act of 1934, see Adelphia Business Solutions' Form 10-Q for the quarterly period ended September 30, 2001.

Business Segment Information

        Summarized unaudited financial information of Adelphia Consolidated, Adelphia Business Solutions and Adelphia, excluding Adelphia Business Solutions is as follows:

Balance Sheet Data                                                      December 31,      September 30,
                                                                            2000              2001
                                                                     ----------------- ------------------
Adelphia Consolidated
  Total assets                                                        $   21,499,480    $    24,409,662
  Total debt                                                              12,603,413         14,849,773
  Cash and cash equivalents                                                  124,634            112,267
  Restricted cash                                                             54,178             18,900
  Investments (a)                                                            300,312            204,732
  Redeemable preferred stock                                                 445,602            476,025
  Convertible preferred stock  (liquidation preference)                      575,000            575,000

Adelphia Business Solutions
  Total assets                                                        $    1,889,466    $     2,126,334
  Total debt                                                               1,390,456          1,389,347
  Cash and cash equivalents                                                    3,543                506
  Restricted cash                                                             54,178             18,900
  Investments (a)                                                             66,800             67,100
  Redeemable preferred stock                                                 297,067            327,360

Adelphia, excluding Adelphia Business Solutions
  Total assets                                                        $   19,610,014    $    22,283,328
  Total debt                                                              11,212,957         13,460,426
  Cash and cash equivalents                                                  121,091            111,761
  Investments (a)                                                            233,512            137,632
  Redeemable preferred stock                                                 148,535            148,665
  Convertible preferred stock  (liquidation preference)                      575,000            575,000



Other Data:                                                    Three Months Ended          Nine Months Ended
                                                                 September 30,               September 30,
                                                          --------------------------- ----------------------------
                                                               2000         2001          2000           2001
                                                          ------------- ------------- ------------- --------------

Adelphia Consolidated
  Revenues                                                 $  727,858   $   898,603   $ 2,104,702   $  2,630,104
  Operating expenses (b)                                      447,512       541,535     1,291,183      1,615,934
  Depreciation and amortization expense                       214,053       332,522       624,953        909,329
  Operating income                                             66,293        24,546       188,566         98,619
  Interest expense - net                                     (228,720)     (298,455)     (634,090)      (865,046)
  Preferred stock dividends                                   (23,598)      (23,196)      (69,955)       (68,636)
  Capital expenditures                                        587,571       626,277     1,333,039      1,948,411
  Cash paid for acquisitions                                  766,071         1,568       786,243        893,092
  Cash used for investments                                    21,630         5,746        49,163         23,520

Adelphia Business Solutions
  Revenues                                                 $   93,551   $   116,278   $   243,066   $    343,562
  Operating expenses (b)                                      118,098       121,877       315,685        374,300
  Depreciation and amortization expense                        27,103        59,368        73,230        131,062
  Operating loss                                              (51,650)      (64,967)     (145,849)      (166,779)
  Interest expense - net (c)                                  (15,501)      (42,654)      (35,989)      (109,578)
  Preferred stock dividends                                    (9,192)      (10,415)      (26,737)       (30,293)
  Capital expenditures                                        188,101       113,393       479,001        370,186
  Cash used for investments                                     3,250           300        10,375            300

Adelphia, excluding Adelphia Business Solutions
  Revenues                                                 $  634,307   $   782,325   $ 1,861,636   $  2,286,542
  Operating expenses (b)                                      329,414       419,658       975,498      1,241,634
  Depreciation and amortization expense                       186,950       273,154       551,723        778,267
  Operating income                                            117,943        89,513       334,415        265,398
  Interest expense - net (d)                                 (213,219)     (255,801)     (598,101)      (755,468)
  Preferred stock dividends                                   (14,406)      (12,781)      (43,218)       (38,343)
  Capital expenditures                                        399,470       512,884       854,038      1,578,225
  Cash paid for acquisitions                                  766,071         1,568       786,243        893,092
  Cash used for investments                                    18,380         5,446        38,788         23,220

(a)  Represents total investments before cumulative equity in net losses.
(b)  Amounts exclude depreciation, amortization, restructuring charges and merger and integration costs.
(c)  Amounts include net interest income (expense) from (to) Adelphia of $(2,191), $(9,442), $4,091 and $(22,250) for the
       respective periods.
(d)  Amounts include net interest income (expense) from (to) Adelphia Business Solutions of $2,191, $9,442, $(4,091) and $22,250
     for the respective periods.

    Three and Nine Months Ended September 30, 2001 Compared to the Three and Nine Months Ended September 30, 2000

        Adelphia earned substantially all of its revenues in the three and nine months ended September 30, 2000 and 2001 from monthly subscriber fees for basic, satellite, digital, premium and ancillary services (such as installations and equipment rentals), CLEC telecommunications services, local and national advertising sales, high speed data services and pay-per-view programming.

        The changes in Adelphia's operating results for the three and nine months ended September 30, 2001 compared to the same period of the prior year, were primarily the result of acquisitions, rate increases and expansion of existing operations.

        The high level of depreciation and amortization associated with the significant number of acquisitions in recent years, and the continued upgrade and expansion of systems and interest costs associated with financing activities will continue to have a negative impact on the reported results of operations. Adelphia expects to report net losses for the next several years.

        Cable systems owned by the Company (the "Company Systems") are located in 32 states and Puerto Rico, and are organized into six core clusters: Los Angeles, PONY (Western Pennsylvania, Ohio and Western New York), New England, Florida, Virginia and Colorado Springs. The Company Systems are located primarily in suburban areas of large and medium-sized cities within the 50 largest television markets. As of September 30, 2001, the broadband networks for the Company Systems passed in front of 9,320,280 homes and served 5,693,035 basic subscribers.

        The following table is derived from Adelphia's Condensed Consolidated Statements of Operations that are included in this Form 10-Q and sets forth the historical percentage relationship to revenues of the components of operating income contained in such financial statements for the periods indicated.

                                                           Three Months Ended         Nine Months Ended
                                                              September 30,              September 30,
                                                        -----------------------   ------------------------
                                                           2000         2001         2000          2001
                                                        ----------   ----------   ----------   -----------
             Revenues                                     100.0%       100.0%       100.0%        100.0%

             Operating expenses:
               Direct operating and programming            37.0%        37.1%        36.6%         38.1%
               Selling, general and administrative         24.4%        23.2%        24.6%         23.3%
               Depreciation and amortization               29.4%        37.0%        29.8%         34.6%
               Restructuring charges                         --           --           --           0.2%
                                                        ----------   ----------   ----------   -----------
             Operating income                               9.2%         2.7%         9.0%          3.8%
                                                        ==========   ==========   ==========   ===========

Cable and Other Segment

    Revenues

        The primary revenue sources reflected as a percentage of total revenues were as follows:

                                                                                       Three Months Ended
                                                                                          September 30,
                                                                                   -------------------------
                                                                                       2000          2001
                                                                                   ------------   ----------
             Cable service and equipment                                                 77%         71%
             Premium programming                                                          9%          8%
             Advertising sales and other services                                        14%         21%

        Revenues increased approximately 23.3% and 22.8% for the three and nine months ended September 30, 2001, respectively, compared with the same periods of 2000. The increases are attributable to the following:

                                                                        Three Months          Nine Months
                                                                            Ended                Ended
                                                                        September 30,        September 30,
                                                                            2001                 2001
                                                                     ------------------   ------------------
             Acquisitions                                                   47%                  54%
             Basic subscriber growth                                         1%                   1%
             Cable rate increases                                           13%                  10%
             Premium programming                                            (4%)                 --
             Digital cable                                                  20%                  16%
             High speed data services                                        9%                   8%
             Advertising sales and other services                           14%                  11%


        Revenues derived from other strategic service offerings such as long distance services and paging also had a positive impact on revenues for the three and nine months ended September 30, 2001.

    Direct Operating and Programming Expenses

        Direct operating and programming expenses, which are mainly basic and premium programming costs and technical expenses, increased 27.4% and 27.9% to $278,743 and $824,746 for the three and nine months ended September 30, 2001, respectively from $218,712 and $644,686 for the same periods of 2000. Acquisitions and programming rate increases accounted for substantially all of the increase for the three and nine months ended September 30, 2001, partially offset by operational efficiencies recognized in connection with acquisitions.

    Selling, General and Administrative Expenses

        These expenses, which are mainly comprised of costs related to system offices, customer service representatives and sales and administrative employees, increased 27.3% and 26.0% to $140,915 and $416,888 for the three and nine months ended September 30, 2001, respectively from $110,702 and $330,812 for the same periods of 2000. Acquisitions and new services accounted for substantially all of the increase for the three and nine months ended September 30, 2001.

    Depreciation and Amortization

        Depreciation and amortization increased 46.1% and 41.1% to $273,154 and $778,267 for the three and nine months ended September 30, 2001, respectively, from $186,950 and $551,723 for the same periods of 2000. Acquisitions and increased capital expenditures accounted for substantially all of the increase for the three and nine months ended September 30, 2001.

    Interest Expense - Net

        Interest expense - net increased 20.0% and 26.3% to $255,801 and $755,468 for the three and nine months ended September 30, 2001 from $213,219 and $598,101 for the same periods of 2000. Acquisitions accounted for 92.5% and 86.4% of the increase for the three and nine months ended September 30, 2001, respectively. The remaining increase was primarily due to an increase in average debt outstanding partially offset by declines in variable interest rates.

    Other-Than-Temporary Impairment of Investments

        During 2001, the Company recognized losses of $104,525, which resulted from the write down of certain investments which experienced a decline in value that was deemed other-than-temporary.

    Gain on Cable Systems Swap

        On May 1, 2000, Adelphia swapped certain cable systems for certain cable systems owned by AT&T. The result was a gain of $37,552 for the nine months ended September 30, 2000. On January 1, 2001, Adelphia swapped certain cable systems for certain cable systems owned by Comcast. The result of this transaction was a gain of $519,244 for the nine months ended September 30, 2001.

CLEC Segment

    Revenues

        Revenues increased 24.2% and 41.3% to $116,278 and $343,562 for the three and nine months ended September 30, 2001, respectively, from $93,551 and $243,066 for the same periods of 2000. The increases are attributable to the following:

                                                                                     Three Months           Nine Months
                                                                                        Ended                  Ended
                                                                                     September 30,          September 30,
                                                                                         2001                   2001
                                                                                  ------------------     ------------------
              Growth in Class of 1996 Markets                                      $         8,110       $         46,544
              Growth in Class of 1997/98 Markets                                             4,942                 12,226
              Growth in Class of 1999 Markets                                                6,315                 27,380
              Growth in Class of 2000 Markets                                                2,730                  8,878
              Acquisition of local partner interests                                           --                   3,113
              Management fees                                                                  630                  2,355


        The primary sources of revenues reflected as a percentage of total revenue were as follows:

                                                                          Three Months                  Nine Months
                                                                              Ended                        Ended
                                                                          September 30,                September 30,
                                                                        2000          2001           2000           2001
                                                                    ------------ -------------  -------------  -------------

               Voice services                                           71.4%         69.5%          73.3%          68.8%
               Data and dedicated access services                       18.4%         25.4%          18.7%          22.9%
               Management fees                                           1.0%          1.3%           1.3%           1.6%
               Other                                                     9.2%          3.8%           6.7%           6.7%


    Direct Operating and Programming Expenses

        Direct operating and programming expenses increased 7.6% and 40.4% to $54,765 and $177,390 for the three and nine months ended September 30, 2001, respectively, from $50,893 and $126,286 for the same periods of 2000. The increases are attributable to the following:

                                                                                 Three Months        Nine Months
                                                                                     Ended              Ended
                                                                                 September 30,      September 30,
                                                                                     2001                2001
                                                                              ------------------- ------------------
               Growth in original markets                                       $        (2,779)   $        10,070
               Acquisition of local partner interests                                       --                 679
               Expansion markets                                                          6,900             40,129
               Network Operations Control Center ("NOCC")                                  (249)               226


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

    Selling, General and Administrative Expenses

        Selling, general and administrative expenses decreased 0.0% and increased 3.9% to $67,112 and $196,910 for the three and nine months ended September 30, 2001, respectively, from $67,205 and $189,399 for the same periods of 2000, primarily reflecting the growth in the expansion markets. The increases are attributable to the following:


                                                                  Three Months           Nine Months
                                                                     Ended                  Ended
                                                                 September 30,          September 30,
                                                                      2001                  2001
                                                              ------------------    -------------------
               Growth in markets                              $           4,341     $          11,787
               Acquisition of local partner interests                       --                  1,287
               Sales and marketing and corporate activities              (5,349)               (6,399)
               Non-cash stock compensation                                  915                   836

    Restructuring Charges

        Restructuring charges were zero and $4,979 for the three and nine months ended September 30, 2001, respectively, as compared to zero for the same periods of 2000, primarily as a result of Adelphia Business Solutions' revised network expansion plan.

    Depreciation and Amortization Expense

        Depreciation and amortization expense increased 119.0% and 79.0% to $59,368 and $131,062 during the three and nine months ended September 30, 2001, respectively, from $27,103 and $73,230 for the same periods of 2000 primarily as a result of increased depreciation resulting from the higher depreciable asset base at the NOCC and the networks, amortization of deferred financing costs and the acquisition of local partner interests.

    Interest Expense - Net

        Interest expense - net increased 175.2% and 204.5% to $42,654 and $109,578 during the three and nine months ended September 30, 2001, respectively, from $15,501 and $35,989 for the same periods of 2000. The increase was primarily attributable to an increase in the amount of interest expense incurred as a result of outstanding borrowings on Adelphia Business Solutions' joint credit facility with other subsidiaries of Adelphia.

    Equity in Net Loss of Joint Ventures

        Equity in net income of joint ventures for the three and nine months ended September 30, 2001 was $2,985 and $6,121 as compared to equity in net income of joint ventures of $381 and equity in net loss of $70 for the same periods of 2000.

        The number of non-consolidated joint venture networks paying management fees to Adelphia Business Solutions was three at September 30, 2001. In addition, the properties sold to Adelphia during December 2000 are paying management fees to Adelphia Business Solutions. These networks paid management and monitoring fees to Adelphia Business Solutions, which are included in revenues, aggregating approximately $1,522 and $5,483 for the three and nine months ended September 30, 2001, as compared with $893 and $3,129 for the same periods of 2000. The non-consolidated networks had net income of $551 and $6,228 for the three months ended September 30, 2000 and 2001, respectively, and had net income of $313 and $12,499 for the nine months ended September 30, 2000 and 2001, respectively.

    Preferred Stock Dividends

        Preferred stock dividends increased 13.3% and 13.2% to $10,415 and $30,293 for the three and nine months ended September 30, 2001, respectively, from $9,192 and $26,737 for the same periods of 2000. The increase was due to a higher outstanding preferred stock base resulting from the payments of dividends in additional shares of preferred stock.

Liquidity and Capital Resources

        Cable television and other telecommunications businesses are capital intensive and typically require continual financing for the construction, modernization, maintenance, expansion and acquisition of cable and other telecommunications systems. During the three and nine months ended September 30, 2000 and 2001, the Company committed substantial capital resources for these purposes. The Company's ability to generate cash to meet its future needs will depend generally on its results of operations and the continued availability of external financing.

        For the nine months ended September 30, 2000 and 2001, cash provided by operating activities totaled $14,828 and $66,934, respectively; cash used for investing activities totaled $2,092,719 and $2,869,789, respectively; and cash provided by financing activities totaled $2,037,303 and $2,790,488 respectively. See Note 2 to the condensed consolidated financial statements, in Part I, Item 1, for a summary of significant transactions affecting liquidity and capital resources subsequent to December 31, 2000, which is incorporated by reference herein.

    Capital Expenditures

       Cable and Other Segment

        Capital expenditures for the nine months ended September 30, 2000 and 2001 were $854,038 and $1,578,225, respectively. This increase was primarily due to acquisitions and cable plant rebuilds and upgrades to expand services. The Company expects that capital expenditures for the Cable and Other Segment from October 1, 2001 through December 31, 2001 will be in a range of approximately $400,000 to $500,000.

       CLEC Segment

        Capital expenditures for the nine months ended September 30, 2000 and 2001 were $479,001 and $370,186, respectively. This decrease was primarily due to the revised business plan announced during December 2000. Adelphia Business Solutions estimates that, in addition to its existing sources, a total of approximately $85,000 will be required to fund Adelphia Business Solutions capital expenditures, working capital requirements, operating losses and pro rata investments in joint ventures through December 31, 2001.

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

        In addition to the acquisitions mentioned above, the Company completed several other acquisitions during the nine months ended September 30, 2001 of cable television systems for approximately $229,000 consisting of approximately $184,000 in cash and 453,636 shares of Adelphia Class A common stock. At the date of acquisition, these cable television systems served approximately 53,000 basic subscribers, primarily in California, Georgia, Kentucky, Pennsylvania and Virginia. The acquisitions were accounted for under the purchase method of accounting. Accordingly, the financial results of the acquired systems have been included in the consolidated results of operations from the date acquired.

       Financing Activities

        The Company's financing strategy generally has been to maintain its public long-term debt at the parent holding company level while the Company's consolidated subsidiaries have their own senior credit arrangements with banks, or for Adelphia Business Solutions, its own public debt and equity. In addition, Adelphia has four wholly owned subsidiaries with public long-term debt: Olympus, Arahova, FrontierVision Holdings, L.P. and FrontierVision Operating Partners, L.P. The Company's ability to generate cash adequate to meet its future needs will depend generally on its results of operations and the continued availability of external financing. During the three and nine months ended September 30, 2000 and 2001, the Company generally funded its acquisitions, working capital requirements, capital expenditures, and investments in CLEC joint ventures and other affiliates and entities through long-term borrowings primarily from banks, short-term borrowings, internally generated funds and the issuance of public debt or equity. The Company generally has funded the principal and interest obligations on its long-term borrowings from banks and institutions by refinancing the principal with new loans or through the issuance of parent and subsidiary company debt securities, and by paying the interest out of internally generated funds. Adelphia has generally funded the interest obligations on its public borrowings from internally generated funds.

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

        At September 30, 2001, Adelphia's total outstanding debt aggregated $14,849,773, which included $5,862,385 of parent debt, $1,389,347 of Adelphia Business Solutions debt, $202,631 of Olympus public debt, $544,768 of FrontierVision public debt, $1,808,329 of Arahova public debt and $5,042,313 of other subsidiary debt. The Company also had total redeemable preferred stock of $476,025 outstanding as of September 30, 2001. As of September 30, 2001, after giving effect to the October 2001 Senior Notes offering, Adelphia had an aggregate of $1,152,267 in unused credit lines and cash and cash equivalents, which includes $430,000 also available to affiliates, part of which is subject to achieving certain levels of operating performance.

        On January 3, 2001, certain subsidiaries of Adelphia closed on a new short term secured revolving credit facility. The facility was scheduled to expire November 30, 2001 and provided for initial lending commitments of $1,300,000, subject to reductions over time and upon the occurrence of certain events, including debt financings and assets sales. During April 2001, the commitment under this facility was reduced to $900,000. Subject to compliance with the terms of this new credit facility, proceeds are available for general corporate purposes. Approximately $360,000 of the facility was used to permanently repay a subsidiary credit facility. On September 28, 2001, certain subsidiaries of Adelphia repaid and cancelled the short term facility.

        On January 17, 2001, Adelphia entered into a stock purchase agreement ("January 2001 Rigas Common Stock Direct Placement") with Highland 2000, L.P., an entity controlled by members of the family of John Rigas, under which Highland 2000, L.P. agreed to purchase 5,819,367 shares of Adelphia Class B common stock. On October 22, 2001 the Company closed on the January 2001 Rigas Common Stock Direct Placement. Adelphia used the proceeds of approximately $259,900 to repay subsidiary bank debt, which may be reborrowed and used for general corporate purposes.

        On January 17, 2001, Adelphia entered into a note purchase agreement ("January 2001 Rigas Notes Direct Placement") with Highland 2000, L.P., an entity controlled by members of the family of John Rigas under which Highland agreed to purchase $167,400 aggregate principal amount of 6% convertible subordinated notes due 2006. On October 22, 2001 the Company closed on the January 2001 Rigas Notes Direct Placement. Adelphia used the proceeds of approximately $163,600 to repay subsidiary bank debt, which may be reborrowed and used for general corporate purposes.

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

        On April 19, 2001, Adelphia entered into a note purchase agreement ("April 2001 Rigas Notes Direct Placement") with Highland 2000, L.P., an entity controlled by members of the family of John Rigas under which Highland 2000, L.P. agreed to purchase $400,000 aggregate principal amount of 3.25% convertible subordinated notes due 2021. Proceeds from the April 2001 Rigas Notes Direct Placement will be approximately $390,000, plus an interest factor. The economic terms of these notes will be substantially similar to the terms of the notes that were sold in the April 25, 2001 convertible notes offering described below, except that these convertible notes are convertible into shares of Adelphia Class B common stock. Closing on the April 2001 Rigas Notes Direct Placement will occur by January 21, 2002, and is subject to customary closing conditions.

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

        In July 2001, Adelphia filed a registration statement which subsequently became effective with the Securities and Exchange Commission to offer from time to time, in one or more separate offerings, debt securities, which may be senior or subordinated, shares of preferred stock, debt or equity warrants; shares of Class A common stock; and shares of Class B common stock, with an aggregate public offering price of up to $5,000,000 (or its equivalent based on the exchange rate at the time of sale) in amounts, at prices and on terms to be determined at the time of offering. A total of $500,000 of Senior Notes has been issued under this registration statement.

        On September 28, 2001, Adelphia closed on a new $2,030,000 secured revolving term facility. Proceeds from the initial borrowing under the new long-term facility of approximately $1,500,000 were used to repay four credit agreements, including the January 2001 credit facility which was scheduled to mature in November 2001. The balance of the facility is available for general corporate purposes. The facility also provides for additional borrowing facilities of up to $750,000, all of which would be discretionary with the lenders if requested by Adelphia.

        On October 25, 2001, Adelphia completed an offering of $500,000 of 10 1/4% Senior Notes due 2006. Net proceeds from this offering, after deducting offering expenses and original issue discount, were approximately $485,000. Adelphia used the proceeds from the offering to repay subsidiary bank debt, a portion of which may be reborrowed and used for general corporate purposes.

        Reborrowings under each subsidiary credit facility are subject to compliance with the terms of and maturity of the particular subsidiary credit facility.

        Adelphia announced on November 9, 2001 that its Board of Directors had authorized in principle the distribution of Adelphia's equity interests in Adelphia Business Solutions, a 79% owned subsidiary of Adelphia, to Adelphia's stockholders. Adelphia expects that its spin-off of its equity interests in Adelphia Business Solutions will occur no later than March 31, 2002. In connection with its spin-off, Adelphia may provide up to $100,000 of additional credit support to subsidiaries of Adelphia Business Solutions. Should the spin-off occur as a distribution to Adelphia's shareholders, Adelphia would record the distribution as a dividend.

        The Company's weighted average interest rate on notes payable to banks and institutions was approximately 8.45% at September 30, 2000 compared to 5.18% at September 30, 2001. Approximately 66.34% of the Company's total indebtedness was at fixed interest rates as of September 30, 2001, after giving effect to certain interest rate swaps, caps and collars.

        The following table sets forth the mandatory reductions in principal under all debt agreements for each of the next four years and three months based on amounts outstanding at September 30, 2001:

                      Three months ending December 31, 2001                 $        77,171
                      Year ending December 31, 2002                                 706,247
                      Year ending December 31, 2003                               1,152,731
                      Year ending December 31, 2004                                 925,343
                      Year ending December 31, 2005                               1,311,590


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

        Adelphia Business Solutions has experienced negative operating and investing cash flow since its inception. A combination of operating losses and substantial capital investments required to build its networks has historically resulted in substantial negative cash flow. Expansion and development of the markets and additional investment in new products and services will require significant capital expenditures. Adelphia Business Solutions operations have required and will continue to require substantial capital investment for (i) the installation of electronics for voice and data services in its networks, (ii) the expansion and improvement of markets and (iii) the design, construction and development of new markets.

        Adelphia Business Solutions estimates that under its current business plan a total of approximately $395,000 will be required to fund its capital expenditures, working capital requirements, operating losses and pro rata investments in its joint ventures from October 1, 2001 through September 30, 2002, of which approximately $85,000 will be required through December 31, 2001, in addition to the cash and cash equivalents on hand and remaining availability under its bank credit facility as of September 30, 2001. To fund its projected cash needs as well as future deficits, Adelphia Business Solutions is continuing to explore additional sources of liquidity. As of September 30, 2001, approximately $5,915 was available under a bank credit facility with approximately $19,406 cash on hand, including restricted cash, and on October 1, 2001 an additional $80,000 in cash was paid by Adelphia to close its purchase of certain Adelphia Business Solutions network assets. Adelphia Business Solutions believes it has the resources to meet its funding requirements for the quarter ending December 31, 2001. Adelphia Business Solutions ability to fund its future operations, capital expenditures and debt service will depend upon its access to funding, including its ability to access the capital markets, and its future financial and operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, many of which are beyond its control. Adelphia Business Solutions had previously announced that it was pursuing an additional $300,000 to $500,000 bank credit facility. However, it currently does not expect to obtain this additional bank credit facility. Adelphia Business Solutions does not have any commitments for additional funding.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk



        The Company uses fixed and variable rate debt to fund its working capital requirements, capital expenditures and acquisitions. These debt arrangements expose the Company to market risk related to changes in interest rates. The Company enters into pay-fixed agreements to effectively convert a portion of its variable-rate debt to fixed-rate debt to reduce the risk of incurring higher interest costs due to rising interest rates. As of September 30, 2001, the Company had interest rate swap agreements covering notional principal of $75,000 that expire through 2008 and that fix the interest rate at a weighted average of 6.05%. The Company also enters into receive-fixed agreements to effectively convert a portion of its fixed-rate debt to a variable-rate debt which is indexed to LIBOR to reduce the risk of incurring higher interest costs in periods of falling interest rates. As of September 30, 2001, the Company had interest rate swap agreements covering notional principal of $35,000 and $45,000 that expire in 2002 and 2003, respectively, and that have a variable rate at an average of 4.06% and 2.60%, respectively. The Company enters into interest rate cap agreements to reduce the risk of incurring higher interest costs due to rising interest rates. As of September 30, 2001, the Company had interest rate cap agreements covering a notional amount of $400,000, which expire through 2002 and cap rates at an average rate of 7.25%. As of September 30, 2001, the Company had an interest rate collar agreement covering a notional amount of $100,000, expiring in 2002. The interest rate collar agreement has average cap and floor rates of 6.30%. This agreement also has a maximum cap rate of 6.64% and a minimum floor rate of 4.95%. The Company does not enter into any interest rate swap, cap or collar agreements for trading purposes. The Company is exposed to market risk in the event of non-performance by the banks. No such non-performance is expected. The table below summarizes the fair values and contract terms of the Company's financial instruments subject to interest rate risk as of September 30, 2001.

                                                 Expected Maturity
                              ---------------------------------------------------------                               Fair
                                   2001      2002       2003        2004        2005      Thereafter      Total       Value
                              ----------- ---------- ---------- ------------  ---------  ------------- ----------- -----------
Debt and Redeemable

   Preferred Stock:

Fixed Rate                    $   20,000  $ 545,000  $ 842,780  $   531,847   $ 380,000  $ 7,512,908  $ 9,832,535  $ 9,789,524
   Average Interest Rate           9.30%      9.10%      9.23%        9.18%       9.08%        9.09%

Variable Rate                 $   57,171  $ 161,247  $ 309,951  $   393,496   $ 931,590  $ 3,682,819  $ 5,536,274  $ 5,536,274
   Average Interest Rate           3.83%      5.37%      6.41%        6.76%       6.92%        6.89%

Interest Rate Swaps,
 Caps and Collars:

Variable to Fixed             $     --    $     --   $    --    $      --     $    --    $    75,000  $    75,000  $    (5,600)
Average Pay Rate                    --          --        --           --          --          6.05%
Average Receive Rate                --          --        --           --          --          2.60%

Fixed to Variable             $     --    $  35,000  $ 45,000   $      --     $    --    $      --    $    80,000  $     2,336
Average Pay Rate                    --        4.06%     2.60%          --          --           --
Average Receive Rate                --        5.10%     5.90%          --          --           --

Interest Rate Caps            $     --    $ 400,000  $   --     $      --     $    --    $      --    $   400,000  $      --
Average Cap Rate                    --        7.25%      --            --          --           --

Interest Rate Collars         $     --    $ 100,000  $   --     $      --     $    --    $      --    $   100,000  $    (2,509)
Maximum Cap Rates                   --        6.64%      --            --          --           --
Average Cap and Floor Rate          --        6.30%      --            --          --           --
Minimum Floor Rate                  --        4.95%      --            --          --           --


        Interest rates on variable debt are estimated by using the average implied forward London Interbank Offer Rate ("LIBOR") rates for the year of maturity based on the yield curve in effect at September 30, 2001, plus the borrowing margin in effect at September 30, 2001. Average receive rates on the variable to fixed swaps are estimated by us using the average implied forward LIBOR rates for the year of maturity based on the yield curve in effect at September 30, 2001.

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

        In November, 1999, Arahova, a subsidiary of Adelphia, was sued in a class-action case, Galley vs. American Telephone & Telegraph Corp. et al., where plaintiffs allege that by requiring customers to purchase the @Home service, rather than offering the option of access alone, Arahova and the other defendant MSOs are illegally "tying" Internet content to Internet access, thereby allegedly violating both the federal antitrust laws and California unfair trade practice statutes. The plaintiffs also allege that the defendants have entered into an illegal conspiracy to require all MSOs providing, or desiring to provide, the @Home service to enter into contracts precluding them from offering any competing Internet service. The plaintiffs filed an amended complaint alleging that the violations are national in scope (rather than restricted to California). In January 2001, the court denied plaintiffs' motion to certify a nationwide class. The plaintiffs filed an appeal of such denial, which was rejected by the Court of Appeals. This case was dismissed on November 5, 2001.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         The annual meeting of stockholders of the Company was held on August 7, 2001. At such meeting (a) one (1) director was elected by a vote of the holders of Class A Common Stock, and (b) eight (8) directors were elected by a vote of the holders of Class A Common Stock and Class B Common Stock, voting together and (c} the Adelphia 1998 Long-Term Incentive Compensation Plan was amended to increase the number of shares authorized under such Plan. The results of voting at that meeting are as follows:

(a)
                                                                                                           Broker
Director Elected                 Class of Stock                        Vote For           Withheld       Non-Votes

Pete J. Metros                   Class A Common                       111,483,938         1,347,107           0

(b)
                                                                                                           Broker
Director Elected                 Class of Stock                        Vote For           Withheld       Non-Votes

John J. Rigas                    Class A Common                       105,809,197         5,942,948           0
                                 Class B Common                       192,359,980             0               0
Michael J. Rigas                 Class A Common                       105,886,235         5,865,910           0
                                 Class B Common                       192,359,980             0               0
Timothy J. Rigas                 Class A Common                       105,890,918         5,861,227           0
                                 Class B Common                       192,359,980             0               0
James P. Rigas                   Class A Common                       106,057,815         5,694,330           0
                                 Class B Common                       192,359,980             0               0
Dennis P. Coyle                  Class A Common                       110,405,538         1,346,607           0
                                 Class B Common                       192,359,980             0               0
Leslie J. Gelber                 Class A Common                       110,405,631         1,346,514           0
                                 Class B Common                       192,359,980             0               0
Peter L. Venetis                 Class A Common                       110,411,731         1,340,414           0
                                 Class B Common                       192,359,980             0               0
Erland E. Kailbourne             Class A Common                       110,404,996         1,347,149           0
                                 Class B Common                       192,359,980             0               0

(c) Long-Term Incentive Compensation Plan Amendment

                                                                                                           Broker
                                 Class of Stock                        Vote For           Withheld       Non-Votes

                                 Class A Common                        97,645,843        14,053,590        26,712
                                 Class B Common                       192,359,980             0               0




Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits:

Exhibit No.                         Description

4.01 Fifth Supplemental Indenture dated as of October 25, 2001, to the Base Indenture dated as of April 28, 1999, regarding 10 1/4% Senior Notes due 2006 of Adelphia (incorporated herein by reference to Exhibit 4.01 to Form 8-K of the Registrant filed on October 30,
           2001).

10.01 Credit Agreement dated as of September 28, 2001 among Olympus Cable Holdings, LLC, Adelphia Company of Western Connecticut, Highland Video Associates, L.P., Coudersport Television Cable Company, Adelphia Holdings 2001, LLC, and Bank of Montreal, as the Administrative Agent, and the other Agents and Lenders party thereto (incorporated herein by reference to Exhibit 10.01 to Form 8-K of the Registrant filed on October 12, 2001).

10.02 Underwriting Agreement dated October 19, 2001 regarding $500 million aggregate principal amount of 10 1/4% Senior Notes due 2006 of Adelphia (incorporated herein by reference to Exhibit 1.01 to Form 8-K of the Registrant filed on October 30, 2001).

99.01 Risk Factors (incorporated herein by reference are the risk factors set forth on pages 8 through 20 of the Registrant's prospectus filed on October 24, 2001, at Registration Statement File No. 333-64224).

         Form 8-K's were filed on October 1, 2001, October 12, 2001, October 23, 2001 and October 30, 2001, which reported information under items 5, 7 and/or 9. No financial statements were filed with such Form 8-K reports.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ADELPHIA COMMUNICATIONS CORPORATION
                                                        (Registrant)



Date:   November 9, 2001                     By:   /s/ Timothy J. Rigas
                                                  Timothy J. Rigas
                                                  Executive Vice President
                                                  (authorized officer), Chief
                                                  Financial Officer, Chief
                                                  Accounting Officer and
                                                  Treasurer