Form 10-K
period 2003-12-31
ADELPHIA COMMUNICATIONS CORP
filed 2004-12-23
CIK 796486

Use these links to rapidly review the document
ADELPHIA COMMUNICATIONS CORPORATION TABLE OF CONTENTS
ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2003

☐Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period

Commission File Number: 0-16014

ADELPHIA COMMUNICATIONS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State of other jurisdiction of incorporation or organization)	23-2417713 (I.R.S. Employer) Identification No.)
5619 DTC Parkway Greenwood Village, CO (Address of principal executive offices)	80111 (Zip Code)

303-268-6300
(Registrant's telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act: None.
Securities registered pursuant to Section 12(g) of the Act:
 Class A Common Stock, $0.01 par value; and
5 1/2% Series D Convertible Preferred Stock, $0.01 par value.

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☒

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

        Aggregate market value of outstanding Class A Common Stock, par value $0.01, held by non-affiliates of the registrant at June 30, 2003 was approximately $61.7 million and as of June 30, 2004 was approximately $116.6 million, based on the closing sale price as reported on the Pink Sheets as of each such date. For purposes of this calculation only, affiliates are deemed to be directors and executive officers of the registrant.

        At September 30, 2004, 228,692,414 shares of Class A Common Stock, par value $0.01, and 25,055,365 shares of Class B Common Stock, par value $0.01, of the registrant were outstanding.

ADELPHIA COMMUNICATIONS CORPORATION

TABLE OF CONTENTS

CAUTIONARY STATEMENTS

        This Annual Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements regarding Adelphia Communications Corporation's ("Adelphia") and its subsidiaries' (collectively, the "Company," "we," "our" or "us") expected future financial position, results of operations, cash flows, process for the sale of the business, restructuring and financing plans, expected emergence from bankruptcy, business strategy, budgets, projected costs, capital expenditures, network upgrades, products and services, competitive positions, growth opportunities, plans and objectives of management for future operations are forward-looking statements. In some instances, you can identify these forward-looking statements by the presence of words such as "anticipate," "if," "believe," "plan," "estimate," "expect," "intend," "may," "could," "should," "will," and other similar expressions. Such forward-looking statements are inherently uncertain, and readers must recognize that actual results may differ materially from the Company's expectations. The Company does not undertake a duty to update such forward-looking statements. Factors that may cause actual results to differ materially from those in the forward-looking statements include the risk factors set forth in this Annual Report under the heading "Business—Risk Factors," and the Company's pending bankruptcy proceeding, results of litigation against the Company and government investigations of the Company, the effects of government regulation including the actions of local cable franchising authorities, the availability of financing, actions of the Company's competitors, results and impacts of the process to sell the Company or its assets, pricing and availability of programming, equipment, supplies, and other inputs, the Company's ability to upgrade its cable network, technological developments, and changes in general economic conditions. Many of these factors are outside of the Company's control.

INTRODUCTORY NOTES

        All financial, statistical and operating data of the Company in this Annual Report, including data relating to subscribers, includes information only with respect to Adelphia and its subsidiaries that are consolidated for financial reporting purposes. The statistical and operating data of the Company in this Annual Report includes 100% of such data from less than wholly-owned consolidated subsidiaries. The financial, statistical and operating data of the Company in this Annual Report does not include data with respect to various cable systems that are owned or controlled by members of John J. Rigas' family and for which the Company provides management services or with respect to the Company's Puerto Rican joint venture. The Company is considering whether the applicable provisions of generally accepted accounting principles will make it appropriate effective January 1, 2004, for the Company to consolidate for financial reporting purposes, certain Rigas-owned or controlled entities that had access, along with the Company, to certain credit facilities and the subsidiaries of such Rigas-owned or controlled entities.

        Through May 2002, John J. Rigas, his sons and members of his immediate family constituted a majority of the board of directors of Adelphia (the "Board") and held all of the senior executive positions with the Company. The Company has filed a lawsuit against members of the John J. Rigas' family and their controlled entities which generally alleges that the defendants misappropriated billions of dollars from the Company in breach of their fiduciary duty to the Company. In addition, John J. Rigas and Timothy J. Rigas have been found guilty in the United States District Court for the Southern District of New York (the "District Court") of conspiracy, securities fraud and bank fraud in connection with certain actions taken by them during their tenure as officers and directors of Adelphia. All statements in this report regarding improper actions of Rigas Management (as defined herein), except to the extent relating to the subject matter of the guilty verdicts, constitute allegations on the part of the Company. Readers should not rely on Adelphia's periodic and other reports filed prior to May 24, 2002.

        A glossary of certain defined terms is included at the end of this report.

PART I

ITEM 1. BUSINESS

OVERVIEW

General

        We are the fifth largest operator of cable systems in the United States. Our operations primarily consist of providing analog and digital video services, high-speed Internet access and other advanced services over our broadband networks. These services are generally provided to residential subscribers. As of December 31, 2003, our consolidated cable operations served approximately 5,085,000 basic cable subscribers, of which approximately 1,802,000 also received digital cable service. Our consolidated cable systems also provided high-speed Internet ("HSI") services to approximately 954,000 subscribers as of December 31, 2003. With the exception of 47,000 basic cable subscribers that were located in Brazil, all of our consolidated basic cable subscribers as of December 31, 2003 were located in the United States. Our domestic consolidated cable operations are located in 31 states, with large clusters in Los Angeles, New England, Western New York, West Palm Beach, Cleveland, Western Pennsylvania, Northern Virginia and Colorado Springs.

        In addition to our consolidated operations, we managed certain cable operations that we did not consolidate for financial reporting purposes at December 31, 2003. These cable operations consisted primarily of various entities that are owned or controlled by members of John J. Rigas' family (collectively, the "Rigas Family") that operate cable systems and for which the Company provides management services (collectively, the "Managed Cable Entities") and cable properties owned by a joint venture in Puerto Rico in which the Company has a 50% interest. At December 31, 2003, the Managed Cable Entities and Puerto Rico operations served approximately 238,000 and 140,000 basic cable subscribers, respectively.

        In June 2002, Adelphia and substantially all of its domestic subsidiaries (the "Debtors") filed voluntary petitions to reorganize (the "Chapter 11 Cases") under Chapter 11 of Title 11 ("Chapter 11") of the United States Code (the "Bankruptcy Code") and are currently operating as debtors-in-possession. On February 25, 2004, the Debtors filed their proposed joint plan of reorganization under Chapter 11 of the Bankruptcy Code (the "Stand-Alone Plan") and related draft disclosure statement with the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") that contemplated that the Debtors emerge from bankruptcy as a stand-alone entity. On April 22, 2004, Adelphia announced that it intended to pursue a possible sale of the Company while simultaneously pursuing the Stand-Alone Plan. On September 21, 2004, Adelphia formally launched its sale process in which potential bidders were invited to submit preliminary indications of interest in the Company or one or more Company-designated clusters of cable systems. On November 1, 2004, Adelphia, based on the non-binding indications of interest it received from bidders, invited qualified bidders to further participate in the sale process and to submit final legally binding bids in accordance with the bidding procedures approved by the Bankruptcy Court. The Company is pursuing the dual track process to determine which alternative is in the best interest of the Debtors' constituents in the Chapter 11 Cases.

Period During Which Members of the Rigas Family Held Executive Positions

        The predecessor cable business of the Company was founded in 1952 in Coudersport, Pennsylvania. Adelphia was incorporated in Delaware in July 1986 for the purpose of reorganizing five cable television companies, which were then principally owned by the Rigas Family, into a holding company structure in connection with the initial public offering of Adelphia's Class A Common Stock, par value $0.01 per share (the "Class A Common Stock").

        Prior to May 2002, members of the Rigas Family held all of the senior executive positions at Adelphia and constituted five of the nine members of the Board (collectively, "Rigas Management").

In addition, Adelphia's Class B Common Stock, par value $0.01 per share (the "Class B Common Stock," and together with the Class A Common Stock, the "Adelphia Common Stock"), is owned by members of the Rigas Family and entities in which members of the Rigas Family directly or indirectly held controlling interests (such entities collectively referred to as the "Rigas Family Entities"). The Class B Common Stock is a "super-voting" common stock that entitles the holders to 10 votes per share and, prior to the commencement of the Chapter 11 Cases, effectively enabled the Rigas Family to elect eight of the nine members of the Board. As described in greater detail below, beginning in 2002 the Company alleged that among other wrongdoing, Rigas Management had issued false and misleading public disclosures, consolidated financial statements and compliance certificates, improperly capitalized operating expenses, engaged in allegedly improper transactions, failed to reflect indebtedness for which the Company was liable on the Company's accounting records or in the Company's public disclosure, allegedly engaged in improper self-dealing transactions, allowed members of the Rigas Family to utilize Company assets for their personal benefit, and allegedly took other improper actions. Following the discovery of Rigas Management's alleged misconduct, a special committee of the Board obtained the agreement of all of the members of Rigas Management to resign from their positions as officers and directors of Adelphia. Beginning in May 2002, the Board began reconstituting itself, and as of January 1, 2004, the Board was composed of seven directors, none of whom had served as directors during the period when Rigas Management ran the Company. Although members of the Rigas Family and Rigas Family Entities continue to own shares of the Class B Common Stock with a majority of the voting power in Adelphia, the Rigas Family has been unable to exercise such voting power since they resigned from their positions as officers and directors of Adelphia and are effectively precluded from exercising such voting power during the pendency of the Chapter 11 Cases.

New Management

        Effective March 18, 2003, William T. Schleyer was appointed as our Chairman and Chief Executive Officer ("CEO") and Ron Cooper was appointed as our President and Chief Operating Officer ("COO"). Shortly after the appointments of Messrs. Schleyer and Cooper, the Board and these new officers hired a new senior management team. These executives have implemented new internal controls and procedures designed, among other things, to prevent a recurrence of the improper acts that allegedly occurred during the tenure of Rigas Management. Following the resignation of Rigas Management, the Company performed an extensive review of its historical public disclosures, books and records, accounting policies and practices and consolidated financial statements and determined that certain of its public disclosures, books and records and consolidated financial statements as of and for the years ended December 31, 2000 and 1999, were materially misstated as a result of the actions taken by Rigas Management.

Available Information

        Our Internet address is www.adelphia.com. In addition, our website contains a hyperlink to the Adelphia page on the Securities and Exchange Commission (the "SEC") website (www.sec.gov). Thus, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are all available free of charge through our Internet website as soon as reasonably practicable after filing such reports with, or furnishing them to, the SEC. Readers are advised that our periodic and other reports filed with or furnished to the SEC prior to May 24, 2002 were prepared by Rigas Management and do not reflect the results of the subsequent investigation of actions taken by Rigas Management, the implementation of our new corporate governance policies and procedures or other steps subsequently taken by the Company. Therefore, readers should not rely on our periodic and other reports filed prior to May 24, 2002.

        Our principal executive offices are located at 5619 DTC Parkway, Greenwood Village, Colorado 80111, telephone number (303) 268-6300.

CORPORATE GOVERNANCE

        Since May 2002, the Board and senior management extensively reformed the Company's corporate governance practices. Although the Board and management's work in this area is ongoing, they have implemented corporate governance policies and procedures that meet or exceed the requirements of the Sarbanes-Oxley Act of 2002 and other applicable rules, and have incorporated corporate governance principles from stock exchange listing requirements, suggestions from various shareholder advocacy groups and best practices and procedures from other major public corporations. We have kept the SEC apprised of our corporate governance reforms.

Reorganization of the Board Committees

        As part of Adelphia's corporate governance initiatives, the Board has made substantial changes with respect to its various committees. Prior to May 2002, the Board had three standing committees, the Audit Committee, the Nominating Committee and the Compensation Committee. During the tenure of Rigas Management, the Nominating Committee was comprised of four non-independent directors, John J. Rigas, Michael J. Rigas, Timothy J. Rigas and James P. Rigas, and the Audit Committee included Timothy J. Rigas until June 2001.

        Following the departure of the Rigas Family members from the Board, the Board created a Corporate Governance Committee, which was later combined with the Nominating Committee to form the Corporate Governance and Nominating Committee. The Board also has adopted written charters for the Corporate Governance and Nominating Committee and the Compensation Committee, and has amended the previous Audit Committee charter. Each of these charters was prepared to meet or exceed applicable legal and stock exchange requirements, and to incorporate progressive corporate governance practices. Pursuant to each committee charter, each of the Corporate Governance and Nominating Committee, the Audit Committee and the Compensation Committee are to be comprised solely of independent directors as determined in accordance with Adelphia's corporate governance guidelines.

        The Corporate Governance and Nominating Committee assists the Board by: (i) recommending to the Board, carrying out and maintaining the Company's corporate governance policies and processes; (ii) identifying qualified individuals for membership on the Board and its committees; (iii) recommending the composition and procedures of the Board and its committees; and (iv) assessing the effectiveness of the Board and its committees.

        The Audit Committee assists the Board by: (i) monitoring the integrity of Adelphia's financial statements (and audits thereof) and its financial and accounting reporting processes, audit process, procedures and systems of internal controls regarding finance, accounting and legal and regulatory compliance which management and the Board have established; (ii) monitoring the independence, qualifications and performance of Adelphia's independent public accountants and internal auditing department; and (iii) providing an open avenue of communication among the independent public accountants, management, the internal auditing department and the Board.

        The Compensation Committee assists the Board by: (i) providing a forum for independent judgment as to the fairness of director, executive and employee compensation arrangements at the Company; and (ii) determining the terms of such compensation arrangements.

Creation of Lead Director Position

        In April 2003, the Board established the position of Lead Director to be elected on an annual basis by a majority of the independent members of the Board. Adelphia's independent directors elected Anthony Kronman as the Lead Director in December 2003. In light of current best governance practices, the Board created the Lead Director position for periods when Adelphia's CEO also serves as the chairperson of the Board, as is currently the case. The Lead Director is responsible for, among other things:

  •
  calling and presiding over executive sessions of the independent directors;

  •
  serving as a liaison between the independent directors and the non-independent directors and management regarding matters addressed in executive sessions;

  •
  acting as chairperson of the Board in the absence of the chairperson of the Board;

  •
  advising the chairperson of the Board and the committee chairpersons as to the agenda for meetings of the Board and its committees;

  •
  serving as the director contact for shareholder communications; and

  •
  providing leadership in the event of the incapacitation of the chairperson of the Board or a crisis or other event or circumstance that would make management leadership ineffective or inappropriate.

Corporate Governance Guidelines

        Pursuant to the recommendation of the Corporate Governance and Nominating Committee, the Board in July 2004 approved corporate governance guidelines for Adelphia (the "Corporate Governance Guidelines"). The Corporate Governance Guidelines, together with all applicable laws, Adelphia's Certificate of Incorporation and Bylaws, the Code of Business Conduct and Ethics (the "Code of Ethics") and the various committee charters, are intended to provide a comprehensive framework for the governance of Adelphia. The Corporate Governance Guidelines incorporate new legal requirements and best practices with respect to the function and composition of the Board, selection of new directors, tenure of directors, Lead Director position, meetings of the Board, executive sessions of independent directors, committees of the Board, access of the Board to management and outside advisors, compensation of directors, director and officer conduct, evaluation of the Board, evaluation of senior management, management succession, director orientation and continuing education, stock ownership and conflicts.

Code of Business Conduct and Ethics

        In April 2003, the Board adopted the Code of Ethics, which sets forth Adelphia's policies for directors, officers (including Adelphia's principal executive officer, principal financial officer and principal accounting officer) and employees in connection with, among other things, the maintenance of accurate company records, communications with the public, conflicts of interest, treatment of confidential information, use of company assets, anti-nepotism, the reporting of accounting complaints and illegal and unethical behavior, compliance with laws relating to discrimination and harassment, commercial bribery, competition and fair dealing, and insider trading. The Code of Ethics has been disseminated to all of our employees, and employees are required to certify their agreement to abide by the Code of Ethics. The Code of Ethics has been filed as Exhibit 14.1 to this Annual Report.

Corporate Governance Officer

        The Code of Ethics contemplates the appointment of a corporate governance officer ("CGO"). The role of the CGO is to assist with the administration and implementation of the Code of Ethics and, among other things, to serve as the central point of contact for employees wishing to report any illegal or unethical behavior. Brad M. Sonnenberg, Adelphia's General Counsel, serves as the CGO.

Complaints Regarding Accounting Matters or Other Wrongdoing

        As part of our implementation of the Code of Ethics, we have established procedures for the receipt of all complaints regarding any alleged wrongdoings. These procedures include the establishment of a dedicated toll-free hotline number, a U.S. mailing address and an e-mail address to facilitate such communications, whether from employees or outside interested parties. The CGO receives and oversees the investigation of all such complaints in the first instance.

        Furthermore, our Audit Committee and Board have adopted a whistleblower policy, which links the Code of Ethics and the existing Sarbanes-Oxley requirements by addressing the receipt, retention and handling of all complaints received by the Company (whether audit-related or not).

BUSINESS STRATEGY

        Since the current management team was hired in early 2003, we have implemented a strategy designed to increase revenue, profitability and competitiveness, reduce costs and improve the overall efficiency of our business. Our objective is to maintain and leverage our position as a leading provider of analog and digital video and HSI services. Key elements of our strategy include:

  •
  Own and operate an upgraded high-bandwidth, two-way network—The upgrade of our broadband network allows us to introduce advanced products and services including high definition television ("HDTV"), digital video recorders ("DVR") and video-on-demand ("VOD"), and to extend the reach of our HSI services. The broadband network upgrade has been ongoing over the past several years. The introduction of advanced services such as HDTV, DVR and VOD began in late 2003. As of December 31, 2003, approximately 89% of homes passed had bandwidth capacity of at least 550 megahertz ("MHz") with two-way capacity, and approximately 79% of homes passed had bandwidth capacity of at least 750-MHz with two-way capacity. We are able to offer HSI services and a more robust digital offering to homes at 550-MHz with two-way capacity. For homes with bandwidth capacity of at least 750-MHz, we are able to drive incremental revenue and customer choice by offering HDTV, DVR and VOD and, in the future, voice over Internet protocol ("VoIP") services. We will utilize the advanced services and packages to attract and retain customers and compete against video services offered by direct broadcast satellite ("DBS") providers and HSI services offered by digital subscriber line ("DSL") providers. We expect that our ability to offer a competitively priced package of video and HSI services will be a key factor in improving customer retention and competing effectively against DBS and DSL providers.

  •
  Offer Bundled Services—We offer a bundled package of video and HSI services to subscribers. Bundling of video and HSI services and VoIP, when launched, is an important part of our strategy. Competitive pressures from DBS and DSL providers have increased subscriber movement, or churn, away from cable operators. We believe the ability to offer a competitively priced bundle of services through one contact and one bill can reduce overall churn, improve operating efficiencies, reduce customer calls and drive subscriber and revenue growth.

  •
  Deliver a quality customer experience—Customer service is an important element of our business strategy. Prior to 2003, we had many small call centers serving our customers. In 2003, we initiated a plan to reduce the number of call centers, expand the scale of existing centers and improve the training, skills and product knowledge of our call center employees. We made significant improvements in this area in 2003 with the introduction of interactive voice response ("IVR") technology that allows customers to resolve issues quickly and leads to improvements in our internal operating efficiencies. In addition, we opened an inbound call center in Orlando, Florida in April 2004 staffed with customer representatives focused on sales, including opportunities to sell additional services to existing customers (upselling), and on assisting customers with self-installation of HSI.

        We believe that the combination of a broadband cable network, expanded service offerings and customer choice and commitment to customer service should enable the Company to expand its business, develop new revenue streams, increase profitability and effectively compete in the marketplace.

CUSTOMER STATISTICS

        The following table summarizes the Company's consolidated end of year customer statistics for basic and digital video and HSI for each of the three years ended December 31, 2003 (numbers in thousands, except percentage data):

	2003	2002		2001
Homes Passed(a)(b)	10,061		(a)		(a)
Subscribers(b)
Video
Basic Cable(c)	5,085	5,191		5,256
Basic Penetration(d)	50.5%		(d)		(d)
Digital Cable(e)	1,802	1,693		1,274
Digital Penetration(f)	35.4%	32.6%		24.2%
High-speed Internet(g)	954	620		305
High-speed Internet Penetration(h)	11.5%		(h)		(h)
Total revenue generating units(i)	7,841	7,504		6,835

(a)
A home is deemed to be "passed" by cable if it can be connected to the cable network without any further extension of the cable network. Due to actions taken by Rigas Management, we cannot verify the accuracy of homes passed information prior to 2003 and therefore, are unable to present such information in this Annual Report.

(b)
Excludes systems that are managed by the Company, but not consolidated for financial reporting purposes.

(c)
A residential subscriber who has at a minimum broadcast service, regardless of any other services taken, is counted as one basic cable subscriber. "Basic cable subscribers" excludes complimentary accounts (such as our employees) and includes promotional accounts. Subscribers in commercial, multi-dwelling or other bulk establishments are counted as an equivalent bulk unit ("EBU"), based on the prevailing rate for the franchise area. EBUs are calculated by dividing the total basic and expanded basic revenue from the commercial, multi-dwelling or other bulk establishment by the prevailing rate for the franchise area. The EBU method of estimating basic video subscribers is consistent with the methodology used in determining costs paid to programmers and has been consistently applied for all periods. If we increase our effective basic rates to residential subscribers without a corresponding increase in the rates charged to commercial, multi-dwelling or other bulk establishments, our EBU count will decline even if there is no decrease in commercial, multi-dwelling or other bulk establishment subscribers.

(d)
Basic cable subscribers as a percentage of homes passed. As described in (c) above, basic cable subscribers includes an adjustment for subscribers in commercial, multi-dwelling or other bulk establishments. Homes passed does not include a similar adjustment. As a result, relative to commercial, multi-dwelling or other bulk establishments, the calculation results in penetration of less than 100% even when such establishment is fully penetrated. Due to actions taken by Rigas Management, we cannot verify the accuracy of homes passed information prior to 2003 and therefore are unable to present basic cable penetration rates prior to 2003 in this Annual Report.

(e)
A residence or business with one or more active digital set-top boxes is counted as one digital cable subscriber. "Digital cable subscribers" excludes complimentary accounts (such as our employees) and includes promotional accounts.

(f)
Digital cable subscribers as a percentage of basic cable subscribers.

(g)
A residence or business with one or more active HSI modems is counted as one HSI subscriber. "HSI subscribers" excludes complimentary accounts (such as our employees) and includes promotional accounts.

(h)
HSI subscribers as a percentage of HSI-ready homes. HSI-ready homes were approximately 8.3 million at December 31, 2003. Due to actions taken by Rigas Management, we cannot verify the accuracy of HSI-ready homes information prior to 2003 and therefore are unable to present HSI penetration rates prior to 2003 in this Annual Report.

(i)
Total revenue generating units is a statistic developed by the National Cable & Telecommunications Association ("NCTA") and is calculated as the sum of basic cable subscribers, digital subscribers and HSI subscribers.

SERVICES

Video Services

        Video services represented approximately 82%, 85% and 77% of our total revenue in 2003, 2002 and 2001, respectively. We typically offer these services to our customers for a monthly subscription fee. Our video services consist of the following:

  •
  Basic cable.    Our basic cable service generally consists of between 10-20 channels. This service generally consists of programming provided by national television networks, local broadcast television stations, a limited number of satellite-delivered channels and public, educational and governmental access channels.

  •
  Expanded Basic.    Our expanded basic service generally consists of a group of satellite-delivered or non-broadcast channels in addition to the basic cable service channel line-up.

  •
  Premium Services.    Our premium service channels provide, without commercial interruption, movies, live and taped concerts, sporting events and other programming.

  •
  Pay-Per-View Programming.    Our pay-per-view programming service allows our customers to order special events or movies on a per event basis for a fee.

  •
  Digital Cable.    Our digital cable services offer customers more channels and choices than our basic cable service. As of December 31, 2003, approximately 35% of our basic cable subscribers were also digital cable subscribers. Subscribers to our digital cable service receive one or more of the following:

  •
  an interactive program guide;

  •
  multiple channels of digital video programming and music;

  •
  "multiplexes" of premium video channels that are varied as to time of broadcast or programming content theme; and

  •
  additional pay-per-view programming, such as more pay-per-view options and/or frequent showings of the most popular films.

    In October 2003, we introduced new digital cable and HSI packages in most markets. These new packages are designed to increase revenue through more profitable price points and higher penetration of digital and HSI services and to reduce churn by offering customers compelling bundled packages as compared to services offered by our competitors.

  •
  Advanced Services.    Many of our upgraded homes are able to receive enhanced offerings such as VOD, HDTV and DVR.

  •
  Video on Demand—VOD is an interactive service that provides access to hundreds of movies and other programming with functionality similar to VCRs. There are three types of VOD services: (i) those that customers pay for on a per-selection basis and have access to the programming for a 24-hour period, (ii) programming that is provided as part of a premium package at no incremental charge to the customer and (iii) free, on demand content that features a variety of subjects and that is available to all digital subscribers.

    •
    High Definition Television—HDTV is high resolution digital television and, through an HDTV set-top box, offers customers better picture quality and enhanced audio.

    •
    Digital Video Recorders—DVR services allow customers to store programming on a hard disk drive for viewing at a later time. The DVR functions like a VCR except there is no tape and DVR offers greater ease of use and enhanced recording and playback options.

High-Speed Internet Services

        Our HSI services represented approximately 10%, 6% and 3% of our total revenue for 2003, 2002 and 2001, respectively. Our HSI services were available to approximately 82% of our homes passed for a monthly fee as of December 31, 2003. HSI services are provided through cable modems and represent a more robust alternative to Internet access over analog modems using dial-up connections. Our HSI services currently include virus protection, firewall and pop-up blockers, and home networking is currently available on a limited basis. In addition, our HSI services provide constant Internet connectivity without needing to tie up a telephone line. The network capability also allows us to offer tiered services at different speeds and price points, providing customers with choices more closely tailored to their needs and potentially expanding our customer base and revenue opportunity.

Media Services

        Media services sell television advertising that we insert into certain of the programming services we carry on our networks. The sale of such advertising represented approximately 6%, 6% and 6% of our total revenue for 2003, 2002 and 2001, respectively. Such revenue was generated primarily from the sale of local, regional and national advertising and promotional opportunities on national and regional cable networks. Our advertising sales organization covers more than 60 designated market areas across the United States.

Other Services

        We also provide home security monitoring services and long distance services in certain markets. We entered into an asset purchase agreement with a third party in November 2004, pursuant to which we agreed to sell substantially all of the assets of our home security business. This sale is subject to the approval of the Bankruptcy Court and to customary closing conditions. Prior to 2003, the Company offered wireless messaging services that were discontinued in early 2003. Revenue for other services represented approximately 2%, 3% and 14% of our total revenue for 2003, 2002 and 2001, respectively. For 2001, revenue for other services includes revenue attributable to TelCove, Inc. ("TelCove"), a former majority-owned subsidiary of the Company which provided various telecommunications services. The Company completed a spin-off of TelCove in January 2002. See Note 9, "TelCove," to the accompanying consolidated financial statements.

Voice-over Internet Protocol (VoIP) Services

        Our upgraded network will support the delivery of a competitive alternative to traditional switched telephone service using VoIP. Our proposed VoIP service will offer many of the most desirable features and functionality as traditional residential telephone service. It will support 911 emergency services and will comply with the Communications Assistance to Law Enforcement Act ("CALEA"), and interoperate with the public switched telephone network ("PSTN"). In 2004, we began preparations for offering VoIP service, including product development, securing the necessary commercial agreements, initiation of a technical trial and interoperability testing with our information systems and the PSTN. We anticipate commercial launch of VoIP during 2005, with the specific date dependent on completion of operational readiness tests.

PRICING FOR SERVICES

        Our revenue is derived principally from the monthly fees our customers pay for the services we offer. A one-time installation fee, which is often waived during certain promotional periods for a standard installation, is charged to new customers. The prices we charge vary based on the level of service the customer chooses and the particular geographic market. Most of our pricing is reviewed and adjusted on an annual basis.

        In accordance with the rules of the Federal Communications Commission (the "FCC"), the prices we charge for basic cable service and cable-related equipment, such as set-top boxes and remote control devices, and for installation services in those communities where the local franchise authority (the "LFA") has elected to regulate such prices, are based on actual costs plus a permitted rate of return.

NETWORK TECHNOLOGY

        Cable television delivers multiple channels of video and audio programming to subscribers that pay a monthly fee for the services they receive. Cable systems receive at "headends" video, audio and data signals transmitted by nearby television broadcast stations, terrestrial microwave relay services and communications satellites. These signals are amplified and distributed by optical fiber and coaxial cable to the premises of customers.

        We are engaged in an ongoing effort to upgrade the network capabilities of our cable plant and to increase channel capacity for the delivery of additional programming and new services. As of December 31, 2003, approximately 89% of our homes passed were upgraded to a capacity of 550-MHz or greater and had two-way capability. Homes upgraded to a capacity of 550-MHz or greater and having two-way capability are capable of receiving two-way digital video and HSI services. Of our total homes passed, approximately 79% were upgraded to 750-MHz or higher at December 31, 2003. These homes are now capable of receiving advanced services such as VOD and HDTV. Our cable systems generally carry up to 80 analog channels. We are able to offer additional video services through digital video technology which converts, on average, ten analog channels into a digital format and compresses these signals into the space normally occupied by one analog channel.

        Hybrid fiber coaxial cable ("HFC") architecture is the standard for our system upgrades. HFC architecture combines the use of fiber optic cable with coaxial cable. Fiber optic cable is a communication medium that utilizes glass fibers to transmit signals over long distances with minimal signal loss or distortion. Fiber optic cable has high capacity and reliability and can carry hundreds of video, data and voice channels over extended distances. Coaxial cable is less expensive but requires extensive signal amplification in order to maintain the desired transmission levels for delivering channels to homes. In most systems, we deliver channels via fiber optic cable from the headend to a group of nodes and use coaxial cable to deliver the channels from an individual node to the homes served by that node. Our system design enables a group of segmented homes to be served by a single node. Currently, our existing nodes (in 750-MHz and 860-MHz systems) serve an average of 250 homes passed. We believe that this hybrid network design provides high capacity and a high quality signal at a reasonable cost as well as additional capacity for future video, data and voice services.

MANAGEMENT OF OUR CABLE SYSTEMS

        Many of the functions associated with the management of our cable operations are centralized at our corporate offices in Greenwood Village, Colorado or Coudersport, Pennsylvania, including accounting and finance, billing, payroll and benefit administration, information system design and support, internal audit, purchasing, product development, programming and HSI network administration.

        In addition to our centralized corporate offices, we have several regional offices. Current management consolidated the number of regional headquarters from seven to five during

2003: California, Central, Northeast, Southeast and Western. The consolidation has improved operating efficiencies and placed more decision-making authority in the field, closer to customers, communities and front-line employees.

Operating Regions

        Operationally, the five regions are each managed by a regional senior vice president ("SVP") and include a leadership team of operations, finance, marketing, legal, human resources and engineering personnel. These regional teams manage day-to-day operations, including sales, installations, customer service, technical support and local regulatory relations, and have profit and loss responsibility.

  California Region

        Headquartered in Santa Monica, California, the California region operates in the Los Angeles metropolitan area, the second largest designated market area in the United States. Key communities include Los Angeles, Anaheim, East San Fernando Valley, Redlands, Santa Monica, Carlsbad, Simi Valley and Ventura County. A portion of the region's basic cable subscribers (primarily in the Los Angeles area) is served by a joint venture with Comcast Corporation ("Comcast") in which the Company owns a 75% interest in two partnerships and manages the day-to-day operations ("Century-TCI"). The California region is characterized by a fast-growing ethnically diverse population and high digital penetration. The region has low basic penetration due to the availability of a significant amount of free-over-the-air television channels, including channels in Spanish and strong competition from DBS providers, who have captured over 20% of the multichannel market.

  Central Region

        Headquartered in Charlottesville, Virginia, the Central region covers systems in Indiana, Kentucky, Maryland, North Carolina, Ohio, southern Pennsylvania, Tennessee, Virginia and West Virginia. The region is comprised of a mix of urban, suburban and rural communities. The largest market in this region is Cleveland.

  Northeast Region

        Headquartered in Andover, Massachusetts, the Northeast region operates across the seven states of Connecticut, Maine, Massachusetts, New Hampshire, New York, Pennsylvania and Vermont. A portion of the region's basic cable subscribers (primarily in the Buffalo, New York area) are served by a joint venture with Comcast in which the Company holds a 66.67% interest in two partnerships and manages the day-to-day operations (collectively, "Parnassos"). The largest markets in this region are the Western New York area and the greater Boston/Cape Cod/Martha's Vineyard area.

  Southeast Region

        Headquartered in West Palm Beach, Florida, the Southeast region covers systems in Alabama, Florida, Georgia, Mississippi, North Carolina, Puerto Rico and South Carolina. Much of the region is characterized by a significant amount of multi-dwelling units ("MDU") and master planned communities that are under bulk agreements, which led to an EBU adjustment for subscribers. A bulk agreement, in general, provides for a long-term, guaranteed penetration for a discount off retail rates. Given the large geographic area served by the region, there is much diversity among the systems due to differing demographics and competitive situations. The largest market in this region is the West Palm Beach area, encompassing systems in West Palm Beach, Boca Raton, Delray Beach, Palm Beach Gardens and Stuart, Florida. In addition to having a MDU concentration, certain areas of the Southeast region have high seasonal and retiree populations.

  Western Region

        Headquartered in Colorado Springs, Colorado, the Western region covers systems in Arizona, California (covering cable systems not included in the California region), Colorado, Idaho, Kansas, Montana, Oklahoma, Washington and Wyoming. The largest market in this region is Colorado Springs.

CUSTOMER SERVICE

        We currently serve all of our domestic customers through national call centers. Sales and retention calls are handled on a company-wide basis in two separate call centers. HSI technical assistance calls are handled at three different call centers which are linked. All billing and video repair calls are handled in seven call centers that are aligned with specific regional operations. One of the billing and video call centers is operated through a domestic outsourcing arrangement. We began utilizing IVR technology at the end of 2003.

        Historically, the Company has fielded customer service requests, inquiries and complaints through a large number of customer service centers. In an effort to improve customer satisfaction and provide consistent service to our customers, we made the decision to consolidate local call centers during 2003 and 2004. As of December 31, 2003, we served approximately 65% of our video customer base in nine regional call centers located across the country, and all of our HSI customers in three regional call centers. The remaining video customers were served in 66 local call centers of varying sizes.

SALES AND MARKETING

        Our sales and marketing efforts are focused on increasing and retaining subscribers as well as generating incremental revenue through upgrades and the selling of advanced services. We market our services through promotional campaigns and offers, local media advertising opportunities, telemarketing, direct mail advertising, on-line selling, in person selling and retail distribution, with our internal call centers as our largest sales channel. In addition, we reserve a portion of our inventory of locally inserted cable television advertising to market our services to our customers.

PROGRAMMING SUPPLIERS

        We have contracts to obtain the programming we provide to our customers from various programming suppliers. We generally compensate these suppliers based on a fixed fee per customer or a percentage of our gross receipts for specific programming services. Our programming contracts are generally for a fixed period of time and are subject to negotiated renewal periods. Programming costs have historically been, and are expected to continue to be, our largest single expense item. Increases in programming expenses are driven by increased costs to produce or purchase programming, especially sports programming, inflationary increases and expansion of product offerings due to the upgraded cable network and the introduction of advanced services and new channels.

COMPETITION

        The broadband communications industry in which we operate is highly competitive. Our cable systems compete with a number of different sources that provide information, news, entertainment programming and broadband services to consumers. In some instances, we compete with companies that have greater access to financing, greater personnel resources, better brand name recognition and/or less extensive regulatory obligations. The following businesses offer some or all of the services that are offered by us and, therefore, are in direct competition with us in some or all of our markets:

  •
  DBS operators that transmit video and audio programming, data and other information by high-powered satellites to consumers' receiving dishes on a nationwide basis;

  •
  local telephone companies that provide voice and data services in direct competition with cable operators. Local telephone companies are now fully deploying DSL service that provides Internet access to subscribers at data transmission speeds substantially greater than that of conventional analog modems. In addition, certain regional Bell operating companies ("RBOCs") have announced plans to more broadly compete with cable operators by offering video services in the near future;

  •
  cable television operators that build and provide cable systems in the same communities that we serve (overbuild);

  •
  other program distributors, such as satellite master antenna television systems ("SMATV systems") and wireless cable operators;

  •
  utilities that may soon enter the Internet access and data transmission markets; and

  •
  municipalities that provide video, Internet access and data transmission services through their own distribution facilities.

Direct Broadcast Satellite

        DBS is a significant competitor to cable systems. The DBS industry has grown rapidly over the last several years, far exceeding the growth rate of the cable television industry, and now serves more than 22 million subscribers nationwide. Two companies, DIRECTV, Inc. ("DirecTV") and EchoStar Communications Corporation ("EchoStar"), provide service to substantially all of these DBS subscribers.

        DBS service allows the subscriber to receive video services directly via satellite using a relatively small dish antenna. News Corp., one of the world's largest media companies, recently acquired a controlling interest in DirecTV, the largest domestic DBS company. This business combination could significantly strengthen DirecTV's competitive posture. In addition to the two established DBS providers, DirecTV and EchoStar, Cablevision Systems Corp. ("Cablevision") launched a new satellite DBS service known as Voom, which commenced offering high definition programming services in the fall of 2003. Additionally, EchoStar and DirecTV both have entered into joint marketing agreements with RBOCs to offer bundled packages combining telephone service, DSL and DBS services.

        Video compression technology and high-powered satellites allow DBS providers to offer more than 200 digital channels, thereby surpassing the typical analog cable system. In 2003, major DBS competitors offered a greater variety of channel packages, and were especially competitive at the lower end of the pricing spectrum. In addition, while we continue to believe that the initial investment by a DBS customer exceeds that of a cable customer, the initial equipment cost for DBS has decreased substantially, as the DBS providers have aggressively marketed to new customers by offering incentives such as discounted or free equipment, installation and multiple equipment units. DBS providers are able to offer service nationwide and are able to establish a national image and branding with standardized offerings, which together with their ability to avoid franchise fees of up to 5% of revenue and property taxes, leads to greater efficiencies and lower costs in the lower tiers of service. However, we believe that cable-delivered VOD and subscription VOD are superior to DBS service because cable headends can store thousands of titles which customers can access and control independently, whereas DBS technology can only make available a much smaller number of titles with DVR-like customer control. We also believe that our higher tier products, particularly our bundled offerings, are price-competitive with DBS packages.

        DBS companies historically were prohibited from retransmitting popular local broadcast programming. However, a change to the copyright laws in 1999 eliminated this legal impediment. As a result, DBS companies now may retransmit such programming, once they have secured retransmission consent from the popular local broadcast stations they wish to carry, and honor mandatory carriage obligations of less popular local broadcast stations in the same television markets. In response to the legislation, DirecTV and EchoStar have begun carrying the major network stations across many of the nation's television markets. In contrast, however, to some cable operators, DBS is not currently carrying the high definition signals of all local broadcasters.

Telephone Companies and Utilities

        The deployment of DSL by local phone companies allows Internet access to subscribers at data transmission speeds greater than those available over analog modems using dial-up connections. DSL service therefore is competitive with HSI access over cable systems. Several telephone companies which already have plant, an existing customer base, and other operational functions in place (such as billing, service personnel, etc.) and other companies offer DSL service. The telephone companies actively market DSL service and many providers have offered promotional pricing with a one-year service agreement. The FCC has initiated a rulemaking proceeding that could materially reduce existing regulation of DSL service, essentially freeing such service from traditional telecommunications regulation. It is also possible that federal legislation could reduce regulation of Internet services offered by incumbent telephone companies. Legislative action and the FCC's decisions and policies in this area are subject to change. We expect DSL and other forms of HSI access to remain a significant competitor to our HSI services.

        We believe that pricing for residential and commercial data services on our systems is generally comparable to that for similar DSL services and that some residential customers prefer our ability to bundle HSI services with video services. However, DSL providers are increasingly discounting DSL services within their voice bundles. DSL providers also may currently be in a better position to offer data services to businesses since their networks tend also to service commercial areas whereas our networks primarily service residential areas. They also have the ability to bundle telephony with HSI services for a higher percentage of their customers, and that ability is appealing to many consumers.

        We cannot predict the magnitude of success of the broadband and video services offered by our competitors or the impact on us of such competitive services. The entry of telephone companies as direct competitors in the video marketplace may become more widespread and could adversely affect the profitability and valuation of established cable systems.

        We are also subject to competition from utilities that possess fiber optic transmission lines capable of transmitting signals with minimal signal distortion. Utilities are also developing broadband over power line technology, which is intended to allow the provision of Internet and other broadband services to homes and offices.

        Although telephone companies can lawfully provide video services, activity in this area is currently limited. Recently, however, Verizon Communications, Inc., SBC Communications Inc. and BellSouth Corp. announced plans to provide video services to a significant portion of their service area over the next several years. Competitive local exchange carriers ("CLECs") do provide facilities for the transmission and distribution of voice and data services, including Internet services, in competition with our existing or potential product offerings.

Broadcast Television

        Cable television has long competed with broadcast television, which consists of television signals that the viewer is able to receive without charge using an "off-air" antenna. The extent of such competition is dependent upon the quality and quantity of broadcast signals available through "off-air" reception compared to the services provided by the local cable system. Traditionally, cable television has provided a higher picture quality and more channel offerings than broadcast television. However, the licensing of digital spectrum by the FCC is providing traditional broadcasters with the ability to deliver high definition television pictures and multiple digital-quality program streams, as well as advanced digital services such as subscription video and data transmission. Broadcasters in certain markets are also utilizing their digital spectrum to offer competitive multichannel video subscription services.

Traditional Overbuilds

        Cable systems are operated under non-exclusive franchises granted by local authorities. More than one cable system may legally be built in the same area. The existence of more than one cable system operating in the same territory is referred to as an "overbuild." It is possible that a franchising authority might grant a second franchise to another cable operator and that such a franchise might contain terms and conditions more favorable than those afforded to us. Although an infrequent occurrence, franchising authorities will in certain circumstances seek to promote competition by offering a less demanding franchise to a new entrant. In a number of states this practice is prohibited by "level playing field" statutes. In addition, entities willing to establish an open video system, under which they offer unaffiliated programmers non-discriminatory access to a portion of the system's cable system, may be able to avoid local franchising requirements. There are a number of cities that have constructed their own cable systems, in a manner similar to city-provided utility services. There also has been interest in traditional overbuilds by private companies. Constructing a competing cable system is a capital intensive process which involves a high degree of risk. We believe that in order to be successful, a competitor's overbuild would need to be able to serve the homes and businesses in the overbuilt area on a more cost-effective basis than we can. Any such overbuild operation would require either significant access to capital or access to facilities already in place that are capable of delivering cable television programming.

        We estimate that, as of December 31, 2003, less than 5% of our total homes passed were overbuilt by other cable operators. As of December 31, 2003, we have upgraded many of these systems to at least 550-MHz two-way HFC architecture and have the ability to effectively compete by offering advanced services.

Private Cable

        Additional competition is posed by SMATV systems serving MDUs, such as condominiums, apartment complexes, and private residential communities. These private cable systems may enter into exclusive agreements with such MDUs, which may preclude operators who hold franchises with local franchising authorities from serving residents of such private complexes. Private cable systems can offer both improved reception of local television stations and many of the same satellite-delivered program services that are offered by cable systems. SMATV systems currently benefit from operating advantages not available to franchised cable systems, including fewer regulatory burdens and no requirement to service low density or economically depressed communities. Exemption from regulation may provide a competitive advantage to certain of our current and potential competitors.

Wireless Distribution

        Cable systems also compete with wireless program distribution services such as multi-channel multipoint distribution systems ("MMDS"), known as "wireless cable," which uses low-power microwave frequencies to transmit television programming over-the-air to paying customers. Wireless distribution services generally provide many of the programming services provided by cable systems, and digital compression technology increases significantly the channel capacity of their systems. Both analog and digital MMDS services, however, require unobstructed "line of sight" transmission paths and MMDS ventures have been quite limited to date. The FCC recently completed its auction of Multichannel Video Distribution & Data Service ("MVDDS") licenses. MVDDS is a new terrestrial video and data fixed wireless service that the FCC hopes will spur competition in the cable and DBS industries. MVDDS will utilize a point-to-multipoint, line-of-sight technology, similar to MMDS; however, MVDDS licensees have significantly more spectrum in each market to provide service. MVDDS licensees do not, however, have exclusive use of the 12.2 to 12.7 gigahertz spectrum band, and will be required to share the band with DBS providers, and are required to protect DBS from harmful interference.

REGULATION AND LEGISLATION

        Laws and regulations affect various aspects of our businesses, including, among other things, the prices for basic cable service and equipment, the costs associated with attaching wires to utility and telephone poles and customer service requirements. In general, our video operations are subject to regulation by federal, state and local governments. Although our HSI business is currently subject to less extensive regulation, that status could change in the near future, as discussed in more detail below.

        The FCC is the lead federal agency for regulating the cable business, and its rules and regulations, adopted pursuant to the Communications Act of 1934, as amended (the "Communications Act"), affect our ability to pursue business plans, raise capital, and compete with other companies in the communications industry. The FCC may enforce its regulations through fines and other penalties, including the revocation of licenses needed to operate our cable-related transmission facilities. We believe that we are currently in substantial compliance with all applicable statutory and regulatory requirements imposed by, or under, the Communications Act.

        The rules and laws affecting our businesses are subject to change. The FCC may interpret its rules and regulations in enforcement proceedings in a manner that is inconsistent with the judgments we have made. Regulators and legislators may change existing rules or establish new rules. Congress, for example, considers new legislative requirements for cable operators virtually every year, and there is always a risk that such proposals will be enacted. Changes in existing laws and regulations could occur that are inconsistent with our expectations and the expectations of investors.

        Congress and the FCC have adopted measures in recent years to increase competition in all communications services, including the cable industry. For example, local telephone companies may now offer cable service in their local service areas; satellite providers may now deliver local broadcast stations as part of their video offerings; and the FCC has assigned spectrum for MVDDS. We could be materially disadvantaged if we were subject to new regulations that do not equally affect these and other competitors.

        There are potential risks associated with proceedings currently underway, or that may be underway in the future, at the FCC, in the courts, and before federal and state legislatures and LFAs. We summarize below those proceedings that hold the greatest potential to materially affect our ability to conduct our cable business.

Pricing

        The Communications Act and the FCC's regulations impose limits on the prices cable systems may charge for basic services and related equipment in franchise areas that are not subject to effective competition (as defined by federal law) where the LFA has elected to regulate such rates. Congress sometimes considers imposing new price and packaging regulations on the cable industry. For example, Congressional committees have held hearings this year on cable television, and some parties have proposed to require cable operators to offer individual programming services on an "a la carte" basis rather than as part of a programming service tier. At the request of some members of Congress, the FCC issued a report to Congress in November 2004 which concluded that a la carte requirements would: (i) result in higher rates for most multichannel video programming distributor ("MVPD") subscribers; (ii) raise equipment, customer support, and other costs for cable operators and other MVPDs; and (iii) significantly harm programmers, particularly independently-owned and niche programmers. In addition, some competitors have urged Congress, the FCC, and the United States Department of Justice (the "DoJ") to restrict cable operators' flexibility to offer promotions or other discounts to retain existing subscribers or regain lost subscribers. We believe our competitive pricing practices are lawful and pro-competitive. We cannot predict the outcome of these pricing-related initiatives.

Must-Carry/Retransmission Consent

        The Communications Act and the FCC's rules regulate the carriage of local broadcast stations by cable operators. Under the "must-carry" rules, cable operators are required to carry the signal of most local broadcast stations. Alternatively, under the "retransmission consent" rules, local broadcast stations may choose to negotiate with cable operators over the terms and conditions under which such operators transmit the station's signal. As part of the transition from analog to digital broadcast transmission, Congress and the FCC have given local broadcast stations a digital channel in addition to their current analog channel. The FCC is considering whether to require cable companies to simultaneously carry both the analog and digital signals of each broadcaster during the transition (at the end of which, broadcasters must return their analog channel to the government). The FCC is also considering whether, both during the transition and after the transition is complete, cable operators will be required to carry a single program stream of a local broadcaster or the multiple program streams that can be transmitted in a digital signal. If the FCC were to adopt such expanded must-carry requirements, we would have less flexibility to allocate our cable capacity among video and non-video services that our subscribers might prefer. Such an outcome might affect our ability to attract and retain subscribers. It is uncertain whether and when the FCC will rule on these expanded must-carry proposals.

High-Speed Internet Service

        Some local governments and various competitors have advocated the imposition of regulatory requirements on how cable operators deal with third-party Internet service providers ("ISPs"). Only a few local governments have actually imposed such requirements, and, in each case, the courts have invalidated them. The FCC has classified cable HSI as an "interstate information service," rather than a "telecommunications service." Traditionally, classification as an interstate information service has meant that traditional telecommunications regulations do not apply. However, the FCC's decision to classify cable HSI as an interstate information service was vacated by a federal appellate court. This appellate court found that cable HSI service is, in part, a telecommunications service. If this decision is not overturned, it could significantly impact cable operators' regulatory obligations in providing cable HSI service, including possible pricing and resale restrictions and obligations to allow third party ISP access to our broadband networks. However, the appellate court has stayed its mandate pending a decision by the United States Supreme Court, which agreed to hear the appeal. Thus, it is unclear how our HSI service may ultimately be classified for regulatory purposes.

        In addition, the FCC is considering whether it should impose any regulatory requirements on cable HSI (even if the interstate information service classification is upheld), and also whether local franchising authorities should be permitted to do so. A number of parties have also urged the FCC to adopt certain "nondiscrimination" principles related to cable's provision of cable Internet service. We cannot predict whether or when the FCC might adopt such principles or what effects, if any, they would have on our business. In addition, Congress and federal regulators have adopted and continue to consider a variety of laws and regulations affecting the Internet, including regulations in the areas of privacy, copyright, defamation, taxation, and obscenity. State and local governments have adopted Internet regulations, as well. Some of these governmental jurisdictions are also considering additional regulations in these and other areas, such as service pricing, service and product quality, and intellectual property ownership. The adoption of new Internet laws or the amendment of existing laws could have a material adverse effect on our Internet business.

Voice Over Internet Protocol

        Our upgraded network will support the delivery of voice communications services using VoIP technology. In 2004, we began preparations for offering this service, including product development, negotiating commercial agreements, technical trials, marketing trials, and interoperability testing with our information and billing systems and with the PSTN. We anticipate commercial launch of VoIP in selected markets during 2005, with the specific date dependent on completion of operational readiness tests.

        Communications services are generally subject to the Communications Act. The FCC has initiated a rulemaking to consider whether and how to regulate VoIP. It is likely that the FCC will have some regulatory authority with respect to VoIP. States regulate traditional telephone services, but the scope of state regulation of VoIP is unsettled. Several states have attempted to impose traditional common-carrier regulation on VoIP services. In addition, the Communications Act empowers states to supervise the terms under which competitors interconnect with incumbent local exchange carriers ("ILECs"). These same provisions call for removal of barriers to entry while imposing on ILECs duties to negotiate reasonable and nondiscriminatory interconnection agreements with CLECs.

        The FCC adopted an order in November 2004 declaring that one particular VoIP service is not subject to traditional state public utility regulation. The order did not preempt state laws of general applicability, such as those relating to taxation, fraud, commercial dealings, marketing, advertising, and other business practices. The FCC indicated that other types of Internet protocol ("IP")-enabled telephone services, such as those offered by cable companies, would not be subject to traditional state public utility regulation if they require a broadband connection from the user's location; require the use of IP-compatible customer premises equipment; and include a suite of integrated capabilities and features, able to be invoked sequentially or simultaneously, that allows customers to manage personal communications dynamically. It is unclear how this ruling and other VoIP-related proceedings at the federal and state levels, and the related judicial proceedings that will ensue, might affect our VoIP service.

        The Telecommunications Act of 1996 anticipates that competing wireline telephone companies will enter the market in three different ways: by reselling the services of the ILEC; by purchasing "network elements" from the ILEC at discounted rates and combining them with each other and/or competitor-supplied facilities to offer a finished service; or by deploying a separate network and interconnecting it with that of the ILEC. For approximately five years (1996-2001) the FCC supported policies and rules that allowed CLECs to use unbundled network elements ("UNEs") from ILECs. Following repeated court and other challenges by the ILECs, in 2001 the FCC began revising its policies to encourage "facilities-based" competition, i.e., competition from firms that own and operate their own networks. These actions have affected the traditional CLEC business models that evolved pursuant to the 1996 Act. The FCC's current policies generally favor the type of facilities-based competition provided by cable operators via cable-system-delivered VoIP services.

        The specific rules applicable to VoIP are unclear, although some issues may be resolved by the time our service is operational. Under federal law, some services are regulated as "telecommunications services" and others as "information services." Information services are subject to less regulation than telecommunications services. It is not clear how VoIP will ultimately be classified. So, while less regulation for "information services" is beneficial, classifying VoIP as an "information service" might lead some ILECs to resist providing interconnection arrangements.

        These issues are pending before the FCC in a number of proceedings. In the meantime, VoIP providers can obtain indirect interconnection to ILEC networks by contracting with existing CLECs, whose right to deal with ILECs is clear under the Communications Act and FCC regulations.

        Depending upon the regulatory classification the FCC ultimately imposes on VoIP service, we could be subject to numerous regulatory obligations that apply to telecommunications carriers. For instance, we could be required to contribute to the universal service programs and be subject to the statutory and regulatory obligations to make our service accessible to persons with disabilities. The following is a discussion of several key regulatory issues arising in connection with cable-system provided VoIP.

        Intercarrier Compensation.    "Intercarrier compensation" refers to payments made from one telecommunications carrier to another when they exchange traffic. Under present rules it is often unclear whether VoIP should be treated as local, interstate long distance, intrastate long distance, or excluded from the compensation system altogether. Very different compensation rates apply to each classification, with much higher rates applying to intrastate long distance traffic.

        CALEA.    Under a 1994 federal law, the CALEA, telecommunications carriers must implement certain network capabilities to assist law enforcement in conducting surveillance of those suspected of criminal activity. It is widely expected that the FCC will require VoIP providers (including cable operators) to comply with CALEA, and the cable industry's principal trade association has formally told the FCC that cable-delivered VoIP services would do so. We believe that our VoIP service will fully comply with CALEA.

        911 Emergency Services.    Enhanced 911 refers to a system in which a call to 911 is not merely connected to an emergency answering center, but in which the telephone number of the calling party or other information is provided to the answering center so that the actual physical location of the caller is available to the answering center. The legal obligation of VoIP providers to provide enhanced 911 is unsettled. In addition, unlike traditional circuit-switched telephony, the technical arrangements necessary to provide enhanced 911 for calls produced by VoIP technology are not fully resolved. The NCTA has said that all VoIP providers should offer enhanced 911 services.

        Universal Service.    "Universal Service" refers to a set of federal and state policies designed to subsidize telecommunications services in rural and high cost areas of the United States, services provided to low-income households, and services provided to schools and libraries. In general, federal-level Universal Service is funded by means of a percentage fee applied to a service provider's interstate telecommunications services revenue. It is unclear whether VoIP services ultimately will be deemed to be covered by the "Universal Service" policies. This question is pending before the FCC.

        Access to Telephone Numbers.    A subscriber needs a telephone number in order to receive telephone calls. Blocks of telephone numbers are assigned by federally-established authorities to telecommunications carriers, for individual assignment to their subscribers. It is unclear whether VoIP providers will be treated as telecommunications carriers for the purpose of receiving telephone numbers. This question is also pending before the FCC, which has permitted an ILEC-affiliated VoIP service to receive numbers on a trial basis. Until the issue is resolved, VoIP providers normally rely on relationships with CLECs (which, as carriers, have the right to receive telephone numbers) to obtain numbers for reassignment to VoIP subscribers.

Other Regulatory Issues

        Set forth below are other regulatory matters under review by Congress, the FCC and other federal agencies that could materially affect our cable business:

  •
  Tier Buy Through: Cable operators must allow subscribers to purchase premium or pay-per-view services without having to subscribe to any tier of service, other than the basic service tier. The FCC has yet to clarify the applicability of this rule in a variety of situations involving the offering of digital services. For example, the FCC is now considering a complaint alleging that another cable operator's plan requiring customers to buy a digital program guide and digital music services to receive premium services violates the tier buy through rule. Adverse decisions by the FCC on this issue could affect the pricing and packaging of our services.

  •
  Set-Top Box Regulation: FCC rules prohibit cable operators from leasing integrated digital set-top boxes (which combine security with other functions) to subscribers beginning on July 1, 2006. The cable industry has urged the FCC to eliminate the ban because it would limit consumer choice and increase set-top box equipment costs. The FCC is conducting a rulemaking on the ban, but the FCC may not accept the industry's position.

  •
  Broadcast Flag: FCC rules require cable operators to implement the "broadcast flag," a code embedded in digital broadcast programming that directs digital televisions and other consumer electronics equipment to block the redistribution of such content over the Internet. It is unclear how these rules, which are the subject of challenges at the FCC and in the courts, might affect the future design of cable-related equipment and home-networking technologies.

  •
  MDU Access: The FCC has adopted rules to promote competition between existing cable operators and new multichannel video service providers in MDUs. However, the FCC declined to prohibit exclusive MDU service agreements.

  •
  Pole Attachments: The Communications Act requires most utilities to provide cable systems with nondiscriminatory access to any pole, conduit, or rights-of-way controlled by the utility. The FCC has adopted rules that regulate the rates utilities may charge for such access.

  •
  Leased Access Channels: The Communications Act requires a cable system with 36 or more activated channels to designate a significant portion of its channel capacity for commercial leased access by third parties to provide programming that may compete with services offered by the cable operator.

  •
  Obscenity: The Communications Act prohibits the transmission of obscene programming over cable systems. Obscene programming typically consists of graphic sexual conduct that lacks any serious literary, artistic, political or scientific value. Some members of Congress and the FCC and some consumers have expressed concerns about the distribution of certain adult programming over cable systems. Additionally, some parties have proposed that new rules regulating "indecent" programming be imposed on cable operators. It is uncertain whether and when any such regulations will be adopted, or if enacted, the magnitude of the impact on the Company.

  •
  Copyright Regulation. Cable operators carry television broadcast stations pursuant to a federal copyright compulsory license. The fees required by this compulsory license and the carriage rights under the license are subject to change by legislation or Copyright Office rulemakings. Cable operators also pay standard industry licensing fees for the music used in the programming they provide to their customers, including local origination programming, local advertising, and pay-per-view events. These fees have been the source of litigation between the cable industry and music performance rights organizations in the past, and we cannot predict whether such disputes may arise in the future.

  •
  Consumer Electronics Equipment Compatibility: The FCC has adopted rules aimed at promoting the manufacture of "plug-and-play" TV sets that can connect directly to the cable network without the need for a set-top box. The rules, for example, direct cable operators to implement technical standards in their networks to support digital television sets, require operators to provide conditional access devices to subscribers who want to receive scrambled programming services on their digital television sets, and require operators to support home recording rights and copy protection rules for digital programming content. These rules are subject to further rulemakings at the FCC and to challenges in the courts, and we cannot predict the outcome of these rulemaking proceedings and challenges.

  •
  Program Access: The Communications Act and the FCC's "program access" rules prevent satellite delivered programming services affiliated with cable operators from discriminating among competing multichannel video distributors. The rules also limit the ability of such programmers to offer exclusive programming arrangements to cable operators. The FCC has extended the exclusivity restrictions through October 2007. These rules apply to Empire Sports Network, a regional sports programming service in which we own an equity interest.

  •
  Ownership Limits: The FCC has a pending rulemaking in which it is considering adopting an ownership cap that would limit the percentage of multichannel video subscribers that any single cable operator could serve nationwide (a federal appellate court struck down the previous 30% limit). The FCC is also assessing whether it should reinstate ownership limits on the number of affiliated programming services a cable operator may carry on its cable systems. (The previous limit of 40% of the first 75 channels was also struck down by the federal appellate court.) Our current ownership interests are well below the limits struck down by the court.

FRANCHISES

        The Cable Communications Policy Act of 1984, as amended (the "1984 Cable Act"), provides that cable operators may not offer cable service to a particular community without a franchise unless the operator was lawfully providing service to the community on July 1, 1984 and the relevant franchising authority does not require a franchise. Our cable systems operate pursuant to franchises or other authorizations issued by governmental authorities, all of which are nonexclusive. As of December 31, 2003, we held approximately 2,700 franchises. Most of these franchises may be terminated prior to their stated expiration date by the relevant governmental authority, after due process, for breach of material provisions of the franchise.

        Under the terms of most of our franchises, a franchise fee is payable to the governmental authority. These fees vary by franchise up to the federal law maximum of 5% of gross revenue derived from the provision of cable services over the relevant cable system. In addition, many franchises have both financial and non-financial requirements related to public, educational and government access channels and facilities.

        The franchises are subject to periodic renewal. Generally, within the 30 to 36 month period prior to the applicable expiration date, we are required to notify the relevant franchising authority of our intent to seek formal 1984 Cable Act renewal of the franchise in order to benefit from the renewal protections and the procedures set forth in the 1984 Cable Act. If such notice is given, the 1984 Cable Act requires that the relevant governmental authority consider the franchise holder's renewal proposal on its own merits in light of the franchise holder's past performance and the community's cable-related needs and interests, without regard to the presence of competing applications. In renewal hearings, the franchising authorities consider and evaluate, pursuant to federal standards, whether the franchise holder has provided adequate service, substantially complied with franchise terms and offered a renewal proposal that is reasonable and meets the community's cable related needs and interests. The failure to meet any one of these standards may be grounds for denial of the franchise renewal. In connection with a renewal, the franchise authority may attempt to impose different and more stringent terms, the impact of which cannot be predicted.

        At December 31, 2003, the majority of our franchises have been renewed, extended or are in the process of renegotiation, generally on modified terms. Such modified terms generally have not been, in the aggregate, materially adverse to us. We believe that the majority of our franchises are in good standing. As of December 31, 2003, we had approximately 230 franchises, representing approximately 710,000 of our subscribers, that have expired but for which notice of renewal was timely provided to the franchising authority and for which we are entitled to the renewal protections and procedures of the 1984 Cable Act. As of December 31, 2003, notice of renewal under the 1984 Cable Act had not been timely provided for: (i) approximately 71 franchises representing approximately 80,000 subscribers that have expired; and (ii) approximately 100 franchises representing approximately 254,000 subscribers that have less than 30 months until expiration. We are working to reduce the number of expired franchises.

        Our failure to obtain renewals of our franchises, especially those in the major metropolitan areas where we have the most customers, could have a material adverse effect on our consolidated financial condition, results of operations or our liquidity, including our ability to comply with our debt covenants.

TELCOVE

        Prior to January 11, 2002, the Company provided various telecommunications services through a majority-owned subsidiary, Adelphia Business Solutions, Inc. ("Adelphia Business Solutions"), which has since changed its name to TelCove. All references in this Annual Report to "TelCove" refer to both TelCove and Adelphia Business Solutions. Prior to January 11, 2002, TelCove provided facilities-based integrated communications services to business, governmental and educational customers in various markets within the United States. The Company previously owned approximately 78% of the outstanding common stock of TelCove and held approximately 96% of the total voting power in TelCove. On January 11, 2002, the Company distributed all of the shares of TelCove common stock owned by the Company to the holders of its Class A Common Stock and Class B Common Stock in the form of a dividend (the "TelCove Spin-off"). See Note 9, "TelCove," to the accompanying consolidated financial statements.

PARTNERSHIPS AND VENTURES

        We have interests in a number of partnerships and ventures, the most significant of which are described below.

Consolidated Partnerships and Ventures

  Comcast Partnerships

        The Company and Comcast are partners in the two joint ventures described below. The results and operating statistics of these partnerships are consolidated in our financial statements:

  •
  Century-TCI—We hold a 75% interest in the Century-TCI partnerships and manage their day-to-day operations, subject to certain specified rights of our partner, Comcast. As of December 31, 2003, the Century-TCI partnerships had approximately 721,000 basic cable subscribers, substantially all of which were in the Los Angeles area.

  •
  Parnassos—We hold a 66.67% interest in the Parnassos partnerships and manage their day-to-day operations, subject to certain specified rights of our partner, Comcast. As of December 31, 2003, the Parnassos partnerships had approximately 434,000 basic cable subscribers, primarily in Western New York and Northeast Ohio. Through our interest in Parnassos, we also own an equity interest in Empire Sports Network, a regional sports programming service that carries the Buffalo Sabres hockey games, among other sports-related programming.

  Tele-Media Ventures

        We hold interests ranging from 75% to 82% in three ventures (the "Tele-Media Ventures") with certain affiliates of Tele-Media Corporation of Delaware ("TMCD") and manage their day-to-day operations. The results and operating statistics of these ventures are consolidated in our financial statements. As of December 31, 2003, the Tele-Media Ventures served approximately 145,000 basic cable subscribers located in Connecticut, West Virginia, Virginia, Florida and Maryland.

        Each Tele-Media Venture was previously operated by TMCD pursuant to certain management agreements. In September 2003, Tele-Media Ventures entered into services agreements with TMCD that terminated and superceded the management agreements. These services agreements expired in accordance with their respective terms on March 31, 2004. Accordingly, as of such date, TMCD stopped providing any services to the Tele-Media Ventures and we assumed full day-to-day operations of the Tele-Media Venture cable systems.

Nonconsolidated Joint Venture

  Century/ML Cable Venture

        We hold a 50% interest in Century/ML Cable Venture ("Century/ML Cable") and manage its day-to-day operations, subject to certain specified rights of our partner, ML Media Partners, L.P. ("ML Media"). As of December 31, 2003, Century/ML Cable had approximately 140,000 basic cable subscribers located in Puerto Rico. The results and operating statistics of this joint venture are not consolidated in our financial statements.

        On September 30, 2002, Century/ML Cable filed with the Bankruptcy Court a voluntary petition to reorganize under Chapter 11 of the Bankruptcy Code. This bankruptcy proceeding has been administered separately from the Chapter 11 Cases. Century/ML Cable is continuing to serve its subscribers in San Juan (through Century/ML Cable's subsidiary, which is not a debtor) and Levittown, Puerto Rico as a debtor and debtor-in-possession. Adelphia and Century/ML Cable are involved in litigation with ML Media concerning various matters. See Item 3, "Legal Proceedings—ML Media Litigation."

        On March 17, 2004, ML Media presented a non-binding written indication of interest (the "Vaughn Indication of Interest") for the acquisition of 100% of Century/ML Cable by an investor group led by James C. Vaughn. The Vaughn Group has since indicated that it is not prepared to proceed with a transaction on the terms set forth in the Vaughn Indication of Interest, and has submitted a revised bid at a lower price. ML Media and the Company are engaged in a process exploring the potential sale of the venture to a third party, and from time to time have explored other potential transactions relating to Century/ML Cable. See Note 21, "Commitments and Contingencies—Contingencies—Litigation Matters," to the accompanying consolidated financial statements.

EMPLOYEES

        As of December 31, 2003, we had approximately 14,300 employees, approximately 800 of whom were covered by collective bargaining agreements at 28 locations. As of November 30, 2004, we had approximately 475 employees covered by collective bargaining agreements at 18 locations. We consider relations with our employees to be good.

CERTAIN SIGNIFICANT BUSINESS DEVELOPMENTS OCCURRING SINCE 1999

Acquisitions and Financings

        From 1999 through 2001, the Company, under the direction of Rigas Management, undertook a series of acquisition and financing transactions that dramatically increased the size of the Company and its indebtedness. During this period, the Company grew from approximately 1,528,000 basic cable subscribers and $3,754 million of total debt at January 1999 to approximately 5,256,000 basic cable subscribers and $17,417 million of total debt (including liability under co-borrowing agreements, as described below) at December 2001. The Company issued Class A Common Stock and entered into significant new financing arrangements in connection with these acquisitions. The effects of the acquisitions have been included in our accompanying consolidated financial statements effective with the purchase date. See Note 8, "Acquisitions," to the accompanying consolidated financial statements. The table below summarizes the Company's acquisition activity during 2001, 2000 and 1999 (dollars in thousands):

Acquisition date	Entity acquired	Approximate number of basic cable subscribers acquired	Total purchase price	Liabilities assumed (excluding deferred tax liabilities)	Total consideration	Consideration paid per subscriber*
2001
March 9, 2001	GS Communications	123,400	$723,032,000	$4,589,000	$727,621,000	$5,896
March 2, 2001	Benchmark II	56,500	203,516,000	7,685,000	211,201,000	3,738
May 1, 2001	CVC	47,800	141,664,000	31,242,000	172,906,000	3,617
December 17, 2001	Certain AT&T Cable Systems	119,000	309,092,000	165,000	309,257,000	2,599
Various 2001 acquisitions	All other	27,400	80,900,000	1,129,000	82,029,000	2,994

Total 2001		374,100	$1,458,204,000	$44,810,000	$1,503,014,000	$4,018

2000
November 1, 2000	Cablevision	307,000	$1,484,224,000	$4,714,000	$1,488,938,000	$4,850
July 5, 2000	Prestige Communications and Prestige of North Carolina	176,000	1,094,191,000	9,271,000	1,103,462,000	6,270
Various 2000 acquisitions	All other	60,000	228,513,000	9,345,000	237,858,000	3,964

Total 2000		543,000	$2,806,928,000	$23,330,000	$2,830,258,000	$5,212

1999
October 1, 1999	Century/Citizens	1,424,500	$2,520,654,000	$2,876,349,000	$5,397,003,000	$3,789
October 1, 1999	FrontierVision	705,800	937,634,000	1,313,080,000	2,250,714,000	3,189
October 1, 1999	Harron	294,800	1,216,566,000	49,225,000	1,265,791,000	4,294
October 1, 1999	Olympus	471,700	437,206,000	562,347,000	999,553,000	2,119
October 29, 1999	Benchmark I	35,000	277,305,000	291,000	277,596,000	7,931
December 7, 1999	Century-TCI	253,100	29,459,000	809,306,000	838,765,000	3,314
Various 1999 acquisitions	All other	135,400	496,036,000	71,186,000	567,222,000	4,189

Total 1999		3,320,300	$5,914,860,000	$5,681,784,000	$11,596,644,000	$3,493

*
Consideration paid per subscriber is total consideration divided by approximate number of basic cable subscribers acquired.

        During this period of acquisitions, the Company incurred substantial amounts of debt and sold a substantial amount of equity securities, including the following:

  •
  bank debt, reaching $7,167 million in principal amount of senior secured debt under six different credit facilities (collectively, the "Credit Facilities"), $5,040 million of which was borrowed under the Co-Borrowing Facilities (as defined below);

  •
  the issuance of $3,780 million in aggregate principal amount of debt securities under several series of senior notes or debentures;

  •
  the issuance of $2,005 million in aggregate principal amount of convertible debt securities under two series of convertible subordinated notes, of which approximately $567 million aggregate principal amount was issued to Rigas Family Entities; and

  •
  the issuance of three series of preferred stock with an aggregate liquidation value of $1,495 million.

        During this period, to demonstrate compliance with financial covenants in its outstanding debt obligations, to overstate revenue and other measures of its operating results, to artificially reduce reported debt and increase reported equity, and generally to cover their misappropriation of corporate assets, Rigas Management allegedly engaged in sham transactions and record-keeping and other financial manipulations. These financial manipulations also allegedly included: issuing false and misleading consolidated financial statements and compliance certificates, inappropriately capitalizing operating expenses, engaging in improper transactions, and failing to reflect indebtedness for which the Company was liable on the Company's accounting records or in the Company's public disclosure. In addition, Rigas Management engaged in allegedly improper self-dealing transactions and allegedly utilized Company assets for their personal benefit.

        As a part of these actions, Rigas Management established four credit facilities accessible by both the Company and certain Rigas Family Entities (such Rigas Family Entities and their subsidiaries are collectively referred to as the "Rigas Co-Borrowing Entities"), of which $4,576 million in principal amount (collectively, the "Co-Borrowing Facilities") was outstanding in June 2002. The Co-Borrowing Facilities allowed the Rigas Co-Borrowing Entities, based on the creditworthiness of the Company, to incur indebtedness beyond their ability to repay, as the Company was jointly and severally liable for all borrowing under each Co-Borrowing Facility regardless of whether the Company actually borrowed the total indebtedness. Under the terms of each of the Co-Borrowing Facilities, each of the Rigas Co-Borrowing Entities that were co-borrowers could borrow up to the entire amount of available credit under the applicable Co-Borrowing Facility.

        During the period from 1999 to 2001, Rigas Management caused the Company to issue the following securities to certain Rigas Family Entities: 4,000,000 shares of Class A Common Stock, 14,220,889 shares of Class B Common Stock, $567.4 million aggregate principal amount of convertible subordinated notes and $100 million aggregate principal amount of TelCove senior subordinated notes. The Company believes that Rigas Management caused these securities to be issued to avoid dilution of the Rigas Family's direct and indirect ownership in the Company and to artificially remove indebtedness from the Company's balance sheet. Although the Company, during the tenure of Rigas Management, previously reported that the Rigas Family Entities paid cash for such securities, current management has determined that Rigas Management arranged these transactions to provide that the Rigas Family Entities assumed a portion of the co-borrowing indebtedness that appeared on the Company's books and records and, with the exception of $70 million paid in 1999, the Company's cash balance did not increase as a result of the issuance of the foregoing securities to the Rigas Family Entities.

Events Leading to the Installation of Interim Management and Commencement of the Chapter 11 Cases in 2002

  Public Disclosure of the Co-Borrowing Facility Contingent Liabilities

        On March 27, 2002, the Company disclosed that it was jointly and severally liable for more than $2 billion of borrowings under the Co-Borrowing Facilities attributed to various Rigas Co-Borrowing Entities that were not reflected as debt on the Company's publicly disclosed consolidated financial statements. A portion of the borrowings for which the Company was jointly and severally liable had been advanced to the Rigas Co-Borrowing Entities to finance purchases of the Company's securities by other Rigas Family Entities. In response to this disclosure, the SEC began an informal inquiry into the Co-Borrowing Facilities and asked the Company to provide it with further information and documentation relating to the facilities. The Company was informed in April 2002 that the SEC had issued a formal order of investigation in connection with the Co-Borrowing Facilities. In the wake of these disclosures, Adelphia failed to file its Annual Report on Form 10-K for the year ended December 31, 2001 (the "2001 Annual Report"). Also in April 2002, Adelphia received a NASD Staff Determination Letter indicating that Adelphia was not in compliance with certain NASD rules because of Adelphia's failure to timely file with the SEC its 2001 Annual Report and, consequently, that the Class A Common Stock was subject to delisting from the Nasdaq Stock Market.

  Discovery of the Alleged Rigas Family Improper Acts, the Restatement and Related Events

        The March 2002 disclosure of more than $2 billion in off-balance sheet liabilities led to the disclosure of numerous alleged improprieties of the Rigas Family. In early May 2002, the Company announced that it expected to restate its consolidated financial statements for the years ended December 31, 1999 and 2000, its quarterly consolidated financial statements for 2001 and possibly its consolidated financial statements for other periods. Deloitte & Touche LLP ("Deloitte"), the Company's independent auditors at that time, suspended its auditing work on the Company's consolidated financial statements for the year 2001. As further discussed below, Deloitte was terminated as the Company's auditors on June 9, 2002. In these circumstances, the Company was unable to: (i) deliver audited consolidated financial statements as required under its then outstanding Credit Facilities; (ii) comply with certain information delivery and other requests made pursuant to the Credit Facilities and the notes issued by the Company (the "Notes"); and (iii) file its 2001 Annual Report with the SEC. The failure to comply with these obligations resulted in default under these Credit Facilities and Notes. On May 15, 2002, the Company failed to make interest payments totaling approximately $38.3 million under certain of the Notes and a dividend payment of approximately $6.5 million on its Series E Mandatory Convertible Preferred Stock ("Series E Preferred Stock"). These payment defaults in turn triggered cross-defaults among certain of the Credit Facilities and Notes.

  The Special Committee of the Board and the Covington & Burling Investigation

        In May 2002, the four members of the Board who were not members of the Rigas Family, Dennis Coyle, Leslie Gelber, Erland Kailbourne and Pete Metros (collectively, the "Carryover Directors"), began to take action to deal with the Rigas Family's alleged misconduct. A special committee of the Board, composed solely of three Carryover Directors (the "Special Committee"), Dennis Coyle, Leslie Gelber and Erland Kailbourne, began to investigate the allegations against the Rigas Family. In furtherance of its investigation, the Special Committee had its counsel, the law firm of Covington & Burling, conduct an independent investigation of the allegations against the Rigas Family, which included an investigation of transactions between the Company, on the one hand, and certain members of the Rigas Family and certain Rigas Family Entities, on the other hand. The investigation was primarily conducted from May 2002 through March 2003. Covington & Burling based its investigation on numerous interviews and a review of documents. As a result of this investigation, Covington & Burling alleged certain misconduct on the part of the Rigas Family, including: (i) using Company funds and resources for personal expenses and purchases, including real estate; (ii) misusing the Company's centralized cash management system (the "CMS" or "Cash Management System"); (iii) obtaining the Company's securities without payment; (iv) manipulating the Company's financial disclosures, accounting records and operational data; and (v) causing the Company to incur debt that was not disclosed on the Company's consolidated financial statements.

  The Rigas Agreement

        On May 15, 2002, the Company announced that John J. Rigas agreed to resign as President and CEO of Adelphia and to step down as Chairman of the Board. At that time, one of the Carryover Directors, Erland Kailbourne, assumed the position of Chairman and became Adelphia's interim CEO (together with the Carryover Directors and certain officers engaged by the Company after May 2002, "Interim Management"). As further evidence of the Rigas' alleged improper acts was uncovered, by agreement dated May 23, 2002 (the "Rigas Family Agreement") the Special Committee obtained the agreement of certain members of the Rigas Family to resign from their positions as officers and directors of Adelphia. Subsequently, certain other Adelphia officers and employees who were alleged to have willfully participated in the alleged wrongdoings were dismissed. The Company has not assumed or rejected the Rigas Family Agreement in the Chapter 11 Cases (to the extent such agreement is executory).

  The Alleged Rigas Improper Acts and Transactions with the Rigas Family and Rigas Family Entities

        Adelphia's investigations in the period following the resignation of members of the Rigas Family from their positions as officers and directors of Adelphia, and other events, including the jury verdict of guilty against John J. Rigas and Timothy J. Rigas on, among other charges, bank fraud and securities fraud as described below, support a variety of allegations against Rigas Management, including those described below and in certain actions the Company has instituted against the Rigas Family and the Rigas Family Entities in the Rigas Civil Action (defined below). Rigas Management materially misstated the Company's operating performance, levels of debt and other significant information to, among other things, enhance the Company's reported financial results. Rigas Management failed to disclose the extent of this highly leveraged capital structure to investors, the Company's auditors and the SEC by failing to report the total borrowings under the Co-Borrowing Facilities for which the Company was jointly and severally liable. Rigas Management also failed to disclose that the Rigas Family and the Rigas Family Entities used a substantial portion of $2,800 million in indebtedness under the Co-Borrowing Facilities to purchase the Company's securities, and represented that the Company received cash or other consideration for such purchases when it did not. A short time after these disclosures, the Debtors commenced the Chapter 11 Cases.

        Rigas Management commingled Company funds with funds from the Rigas Family Entities through operation of the Cash Management System. Rigas Management misused the CMS and the Rigas Family Entities to access money from the Company and the Company's credit for personal use. The improper operation of the CMS resulted in continuous commingling of funds among the participants in the CMS, which included Adelphia and its subsidiaries, the Rigas Family Entities and members of the Rigas Family. Among other transactions, Rigas Management allegedly misused the CMS to purchase cable and other assets for their personal benefit, including the acquisition of real estate, Adelphia debt and equity securities, and other assets.

        The alleged misuse of the CMS by Rigas Management permitted the Rigas Family Entities to "settle" their debts to the Company through journal entries that purported to "reclassify" debt from the books of an Adelphia subsidiary to the books of one of the Rigas Family Entities even though the Adelphia subsidiary in fact remained jointly and severally liable for this debt even after "reclassification." Thus, Rigas Management deemed the Rigas Family Entities to have satisfied their obligations to the Company, even though the Company was not released from the underlying debt and did not receive equivalent consideration, if any, in return.

        Other improprieties allegedly committed by Rigas Management included:

  •
  failing to apply the proper accounting or provide required disclosures with respect to a variety of related party transactions, including (i) the Co-Borrowing Facilities pursuant to which certain subsidiaries of Adelphia and the Rigas Co-Borrowing Entities were jointly and severally liable, and (ii) purchases of Adelphia securities by the Rigas Family Entities;

  •
  engaging in sham transactions and record keeping and other financial manipulations in order to (i) overstate revenue, understate expenses and manipulate other measures of the Company's operating results, (ii) artificially reduce reported debt and increase reported equity, and (iii) meet financial covenants of debt facilities;

  •
  otherwise misappropriating and improperly using corporate assets; and

  •
  covering up such misappropriations.

        On July 8, 2004, the jury returned a partial verdict related to the criminal charges brought against certain members of the Rigas Family and certain co-conspirators (the "Rigas Criminal Action"). John J. and Timothy J. Rigas were each found guilty of conspiracy (one count), bank fraud (two counts), and securities fraud (15 counts) and not guilty of wire fraud (five counts). Michael C. Mulcahey was acquitted of all 23 counts against him. The jury found Michael J. Rigas not guilty of conspiracy and wire fraud but remained undecided on the securities fraud and bank fraud charges against him. On July 9, 2004, the court declared a mistrial on the remaining charges against Michael J. Rigas after the jurors were unable to reach a verdict as to those charges. The bank fraud charges against Michael J. Rigas have since been dismissed with prejudice, but the DoJ has requested that a new trial date be set to retry Michael J. Rigas on the securities fraud charges. On November 1, 2004, Michael J. Rigas' post-trial motion for dismissal of all charges was denied. The post-trial motions of John J. and Timothy J. Rigas in which they sought to overturn the guilty verdicts were denied on November 15, 2004. Both have stated that they intend to appeal the guilty verdicts. A hearing is scheduled for January 5, 2005, at which time the District Court is expected to consider the DoJ's request to set a retrial date for Michael J. Rigas. The sentencing of John J. Rigas and Timothy J. Rigas is currently scheduled for February 23, 2005.

  Nasdaq Delisting, Dismissal of Deloitte and Determination to Seek Chapter 11 Protection

        In connection with the Company's failure to timely file the 2001 Annual Report with the SEC, the Class A Common Stock was delisted by the Nasdaq Stock Market on June 3, 2002, triggering obligations under certain indentures to repurchase certain of the Notes at 100% of their principal amount plus accrued and unpaid interest. On June 17, 2002, the Company failed to make interest payments totaling approximately $55.4 million under certain of the Notes.

        The Company dismissed Deloitte as its independent auditors on June 9, 2002. Based on the Company's decision to restate certain of its historical consolidated financial statements, Deloitte subsequently withdrew the audit report it had issued with respect to the Company's consolidated financial statements. As described below, in November 2002, the Company brought an action against Deloitte for professional negligence, breach of contract, fraud and other wrongful conduct in connection with its work auditing the Company's consolidated financial statements during the time of the Rigas Family's alleged wrongdoing (the "Deloitte Litigation"), and this action is currently pending. See Item 3, "Legal Proceedings—The Company's Lawsuit Against Deloitte."

        As a consequence of Rigas Management's alleged misrepresentations in the Company's books, records and public disclosures, among other issues, the Company had no borrowing availability under its various Credit Facilities and no access to traditional sources of liquidity in the capital markets. In addition, the Company's efforts to generate liquidity through the sale of certain of its assets were unsuccessful. Moreover, the Company faced governmental agency investigations (as more fully described below), mounting litigation and the risk of collection and foreclosure actions by creditors. Accordingly, the Company determined that the continued viability of its businesses required immediate access to debtor-in-possession financing, a respite from creditors to resolve its financial reporting and related issues and the restructuring of its highly leveraged capital structure that would only be available through the filing of a voluntary petition for protection under the Bankruptcy Code.

Events Occurring During the Pendency of the Chapter 11 Cases under Interim Management and Current Management

  Chapter 11 Filing and Events in the Chapter 11 Cases

        On June 25, 2002, the Debtors filed voluntary petitions to reorganize under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. Previously, on June 10, 2002, Century Communications Corp. ("Century") filed a voluntary petition to reorganize under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Debtors are currently operating their businesses as debtors-in-possession under Chapter 11. See Note 2, "Bankruptcy," to the accompanying consolidated financial statements.

        On July 11, 2002, the United States Trustee for the Southern District of New York (the "U.S. Trustee") appointed a committee to represent the interests of unsecured creditors of the Debtors (the "Creditors Committee"). On July 31, 2002, the U.S. Trustee appointed a committee to represent the interests of equity holders of the Debtors (the "Equity Committee" and, together with the Creditors Committee, the "Committees").

        Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most other pending litigation, are stayed and other contractual obligations against the Debtors generally may not be enforced. Substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be voted upon by holders of claims against and equity interests in the Debtors and approved by the Bankruptcy Court.

        In connection with the Chapter 11 filings, Adelphia and certain of its subsidiaries (the "Loan Parties") entered into a $1,500 million debtor-in-possession credit facility (as amended, the "DIP Facility"). On August 23, 2002, the Bankruptcy Court approved the DIP Facility, and on September 3, 2002, the Loan Parties consummated the DIP Facility. On May 10, 2004, the Loan Parties entered into a $1,000 million extended debtor-in-possession credit facility (the "Extended DIP Facility"), which was approved by the Bankruptcy Court on May 6, 2004 and which amends and restates the DIP Facility in its entirety. The terms of the Extended DIP Facility provide for, among other things, (i) the extension of the maturity date from June 25, 2004 to March 31, 2005 and (ii) a decrease in the aggregate commitments of the lenders from $1,500 million to $1,000 million as the Company no longer required a facility in the amount of $1,500 million. See Note 14, "Debt," to the accompanying consolidated financial statements.

  Claims Process and Bar Dates

        On July 31, 2003, the Debtors each filed with the Bankruptcy Court their Schedules of Liabilities, Schedules of Executory Contracts and Unexpired Leases and Statements of Financial Affairs. Amendments to Schedules of Liabilities and Executory Contracts have since been filed by the Debtors from time to time.

        The Bankruptcy Court established a bar date for filing proofs of claim against the Debtors' estates of January 9, 2004. A bar date is the date by which proofs of claims must be filed if a claimant disagrees with how its claim appears on the Debtors' Schedules of Liabilities, subject to certain limited exceptions. As of the bar date, over 18,000 proofs of claim asserting approximately $3.2 trillion in claims had been filed, including duplicative claims, but excluding any estimated amounts for unliquidated claims. The Debtors currently are in the process of reviewing, analyzing and reconciling the scheduled and filed claims. The Debtors have filed one omnibus objection to claims and anticipate filing additional omnibus objections addressing a substantial portion of the proofs of claims filed. At present, the ultimate number and allowed amounts of such claims are not determinable, and the Debtors expect that the claims resolution process will take significant time to complete.

  Rejection and Amendment of Executory Contracts and Unexpired Leases

        As of the commencement of the Chapter 11 Cases, the Debtors were party to approximately 1,000 unexpired real property leases and approximately 21,000 executory contracts. The Debtors are performing an extensive review and analysis of such leases and executory contracts in order to reduce operating costs and expenses through the rejection of contracts and leases as authorized under the Bankruptcy Code.

  Procedures for Settlement of Disputed Claims

        With the review of the proofs of claim, the Debtors have commenced settlement discussions with certain creditors in an effort to compromise and/or settle their claims in accordance with the settlement procedures protocol authorized by order of the Bankruptcy Court dated February 9, 2004 (the "Settlement Procedures Order").

        The Settlement Procedures Order provides for the expedited claims settlement procedure based on either (i) the proposed settlement amount agreed upon by the Debtors and the claimant (the "Settlement Amount") and/or (ii) the difference between the allowed unsecured claim listed on the Debtors' Schedules of Liabilities and the amount listed on the claimant's proof of claim (the "Claim Difference").

        If the Settlement Amount or Claim Difference is less than or equal to $1.5 million, the Debtors are required to provide written notice of the proposed settlement to the Debtors' key constituents pursuant to the terms of the Settlement Procedures Order. If no objections are received within ten days of sending such notice, the Debtors are authorized to settle the claim without prior approval of the Bankruptcy Court. If the Settlement Amount or Claim Difference is greater than $1.5 million but less than $5 million, the Settlement Procedures Order outlines procedures for providing notice to the Debtors' key constituents through the filing of a proposed order by the Debtors. The Bankruptcy Court may then enter such an order approving the proposed settlement of the claim without a hearing, provided no objections are received. If objections are received, the Bankruptcy Court may require the Debtors to seek approval of the settlement by way of a motion. If the Settlement Amount is equal to or greater than $5 million, the Debtors will also be required to seek Bankruptcy Court approval of the settlement. In addition, for any compromise or settlement of claims by or against any former or current insider of the Debtors or any of the defendants in the case Adelphia Communications Corp., et al. v. Bank of America, N.A. et al., the Debtors must request the Bankruptcy Court's approval of such compromise and settlement by way of a motion. Except if other authority for immediate payment exists pursuant to other orders entered by the Bankruptcy Court, amounts with respect to any of the claims that are settled will be paid only in accordance with a confirmed plan of reorganization in the Debtors' Chapter 11 Cases.

  The Plan of Reorganization

        On February 25, 2004, the Debtors filed the proposed Stand-Alone Plan and related draft disclosure statement with the Bankruptcy Court. The Debtors believe that there is substantial opposition to the terms of the Stand-Alone Plan as filed on February 25, 2004 from many of their constituents. The Debtors are in the process of amending the Stand-Alone Plan to address the opposition of certain constituents. In addition, if the Stand-Alone Plan is rejected by certain classes of claims or equity interests, the Bankruptcy Court may determine not to confirm it.

        To successfully emerge from bankruptcy, the Debtors must, among other things:

  •
  obtain an order of the Bankruptcy Court approving a disclosure statement as containing "adequate information;"

  •
  solicit acceptance of a plan of reorganization from the holders of claims and equity interests in each class that is impaired and not deemed by the Bankruptcy Court to have rejected the plan of reorganization;

  •
  obtain an order from the Bankruptcy Court confirming the plan of reorganization; and

  •
  consummate the plan of reorganization.

        To complete these steps, the Bankruptcy Court must first hold a hearing to determine if the disclosure statement contains adequate information. No date for such hearing to approve the disclosure statement has been scheduled at this time. Second, before it can issue a confirmation order, the Bankruptcy Court must find that either (i) each class of impaired claims or equity interests has accepted the plan of reorganization or (ii) the plan of reorganization meets the requirements of the Bankruptcy Code to confirm the plan of reorganization over the objections of dissenting classes. In addition, the Bankruptcy Court must find that the plan of reorganization meets certain other requirements specified in the Bankruptcy Code. Confirmation of a plan of reorganization would resolve, among other things, the Debtors' pre-petition obligations, determine the revised capital structure of the newly reorganized Company and provide for the Company's corporate governance following emergence from bankruptcy.

  Sale Process

        On April 22, 2004, Adelphia announced that it intended to pursue a possible sale of the Company while simultaneously continuing to prepare to emerge from bankruptcy as a stand-alone company pursuant to the proposed Stand-Alone Plan. The Company is pursuing the dual track process to determine which alternative is in the best interest of the Debtors' constituents in the Chapter 11 Cases.

        On July 14, 2004, Adelphia announced that it had engaged UBS Securities LLC and Allen & Company LLC (collectively, the "M&A Advisors") as financial advisors and Sullivan & Cromwell LLP as legal advisor in connection with a possible sale of the Company. On July 21, 2004 and September 14, 2004, the Bankruptcy Court approved Adelphia's engagement of Sullivan & Cromwell LLP as legal advisor and the M&A Advisors as financial advisors, respectively.

        In consultation with the M&A Advisors, Adelphia developed a two-phase process for the sale process in one or a series of transactions: (i) a solicitation of initial indications of interest in a possible acquisition of the Company or one or more designated clusters of assets ("Phase I"); and (ii) a formal bid process in which selected bidders from Phase I have been invited by Adelphia to submit final and binding offers to acquire the Company or one or more designated clusters of assets ("Phase II"). The clusters were configured and designed to create a competitive dynamic by (i) attracting the interest of multiple bidders, including members of the private equity and broader financial community, for one or more clusters, (ii) making cable systems suitable to strategic buyers on a less than entire Company basis, and (iii) maintaining flexibility by providing the Debtors with the option of confirming the Stand-Alone Plan or confirming a plan of reorganization involving the sale of all of the Debtors' assets, or confirming a plan of reorganization involving the sale of some but not all clusters and the emergence on a stand-alone basis of the remaining assets of the Debtors.

        Prior to Phase I, the M&A Advisors engaged in informal discussions with potential bidders and also developed a list of potential bidders, each of which was sent a form non-disclosure agreement ("NDA").

        On September 21, 2004, Adelphia formally launched Phase I, and each potential bidder who had executed an NDA received a confidential information memorandum describing the Company's business, assets and related items and instructions on submitting a non-binding indication of interest. Potential bidders were invited to submit a non-binding indication of interest with respect to the Company as a whole, or one or more of the Company-designated clusters of assets.

        Based on the non-binding indications of interest, on November 1, 2004, the Company invited qualified bidders to participate in Phase II in accordance with the bidding procedures approved by the Bankruptcy Court on October 22, 2004 (the "Bid Procedures Order"). The Bid Procedures Order, among other things, (i) established the method for the submission of bids in Phase II for all or a portion of the Company in a one-step auction, (ii) authorized Adelphia to agree to a no-shop requirement that prohibits Adelphia and its professionals from soliciting or encouraging (other than with respect to a plan of reorganization not involving the sale of any material amount of assets of the Debtors) third party proposals with respect to at least 10% of the assets that are the subject of a transaction with the successful bidder, except as required by the Board of Directors in the exercise of its fiduciary duties, and (iii) authorized under certain conditions the awarding of a breakup fee to the successful bidder based on a percentage of the successful bidder's purchase price if either the successful bidder or Adelphia terminates the purchase agreement between the parties. Adelphia has established January 2005 as the deadline for the submission of final, legally-binding bids; however, Adelphia has reserved the right to change the deadline if such a change is deemed to be warranted.

  Exit Financing Facility

        We have received commitments from four financial institutions for an $8,800 million fully-committed exit financing facility (the "Exit Financing Facility") that will be used to finance cash payments to be made under our proposed Stand-Alone Plan. This facility will include $4,750 million of senior secured credit facilities, a $3,300 million bridge facility and a $750 million secured revolving credit facility that would be available following our emergence from bankruptcy. The commitments were approved by the Bankruptcy Court on June 30, 2004. Funding under the commitments is subject to certain other conditions.

  Appointment of the New Board

        As discussed above, prior to May 2002, the Rigas Family held a majority of the positions on the Board. At that time, the Board consisted of John J. Rigas, Michael J. Rigas, Timothy J. Rigas, James P. Rigas, Peter L. Venetis (the son-in-law of John J. Rigas) and the four Carryover Directors. In May 2002, John J., Michael J., Timothy J. and James P. Rigas resigned from the Board and, in June 2002, Peter L. Venetis resigned from the Board. During the pendency of the Chapter 11 Cases, Adelphia has appointed seven new directors, and all of the Carryover Directors have resigned.

        Adelphia's seven new directors, the first six of whom have been determined by the Board to be independent pursuant to the listing standards of Nasdaq, are: (i) E. Thayer Bigelow, former President and CEO of Time Warner Cable Programming, Inc. and former Acting CEO of Courtroom Television Network LLC; (ii) Rodney Cornelius, a former cable industry executive and investor; (iii) Anthony Kronman, Sterling Professor of Law and former Dean of Yale Law School; (iv) Philip Lochner, former SVP and Chief Administrative Officer of Time Warner, Inc. and a former Commissioner of the SEC; (v) Susan Ness, a former Commissioner of the FCC; (vi) Kenneth Wolfe, former Chairman and CEO of Hershey Foods Corporation; and (vii) William Schleyer, CEO of Adelphia.

  Appointment of New Management

        Effective March 18, 2003, Adelphia appointed William T. Schleyer to serve as its new CEO and Chairman and Ron Cooper to serve as its new President and COO. Mr. Schleyer replaced Erland Kailbourne, the interim CEO since May 2002. On March 7, 2003, the Bankruptcy Court entered an order approving the employment of Messrs. Schleyer and Cooper.

        Shortly after the appointments of Messrs. Schleyer and Cooper, the Board and these new officers hired a new senior management team, including Vanessa A. Wittman, as Executive Vice President and Chief Financial Officer ("CFO"), Brad Sonnenberg, as Executive Vice President, General Counsel and Secretary, and Scott D. Macdonald, as Chief Accounting Officer ("CAO"). Each of these officers has in turn hired new executives who report to them. These executives, among other things, have implemented new internal controls and procedures designed to prevent a recurrence of the alleged improper acts that occurred during the tenure of Rigas Management.

  Headquarters Move

        The Board authorized the relocation of our corporate headquarters to Greenwood Village, Colorado in January 2003, subject to confirmation of the appointments of Messrs. Schleyer and Cooper, to better enable us to attract and assemble a high-caliber management team with the strong cable experience needed to lead an effective restructuring effort. The Bankruptcy Court approved the relocation of the corporate headquarters on March 28, 2003. Despite the relocation of our corporate headquarters, we maintain a significant portion of our corporate operations in Coudersport, Pennsylvania.

  Restructuring of the Company's Businesses

        Following the commencement of the Chapter 11 Cases, we implemented a process to assess and restructure our businesses and assets. We, together with our financial and legal advisors, have reviewed and analyzed our businesses, owned properties, contracts and leases to determine if any of these assets should be divested during the Chapter 11 Cases.

  Asset Dispositions

        We have conducted a comprehensive review of our non-core businesses and real estate holdings to determine if any of our or our subsidiaries' assets should be sold. In furtherance thereof, the Company and its advisors have engaged in an asset disposition program. On September 17, 2002, the Bankruptcy Court entered an order that, among other things, authorized and established procedures for the sale of certain property and interests free and clear of all liens, claims and encumbrances for a sale price in each case of up to $1 million. In addition, prior to effecting any such sale, the Debtors must provide prior notice of such sale to certain specified parties.

  Buffalo Sabres

        The Company made an aggregate of approximately $187 million in loans and advances, including accrued interest, to Niagara Frontier Hockey, L.P., a Delaware limited partnership owned by the Rigas Family ("NFHLP"), which owned the Buffalo Sabres hockey team.

        On January 13, 2003, NFHLP and certain of its subsidiaries (the "NFHLP Debtors") filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Western District of New York (the "NFHLP Bankruptcy Court"). Certain of the NFHLP Debtors entered into an asset purchase agreement with Hockey Western New York LLC in March 2003 with respect to the sale of certain assets and the assumption of certain liabilities of the NFHLP Debtors. The sale was consummated on April 23, 2003. In connection with this transaction and the joint plan of liquidation of the NFHLP Debtors, which was approved by the NFHLP Bankruptcy Court on October 3, 2003, we are to receive, among other things, a distribution of certain causes of actions against the Rigas Family, Deloitte and others, certain contingent residual interests in assets of the estates of the NFHLP Debtors and releases from certain financial obligations. We cannot predict what, if any, recovery we will receive from these interests at this time.

  TelCove

        On March 27, 2002, TelCove and its direct subsidiaries commenced cases under Chapter 11 of the Bankruptcy Code, and on June 18, 2002 certain indirect subsidiaries of TelCove commenced cases under Chapter 11 of the Bankruptcy Code. On December 19, 2003, the Court confirmed TelCove's Modified Third Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, dated December 18, 2003 (the "TelCove Plan"). The effective date of the TelCove Plan occurred on April 7, 2004.

        On February 21, 2004, the Company and TelCove executed a global settlement agreement (the "Global Settlement") which resolves, among other things, certain of the parties' claims against each other. Pursuant to the Global Settlement which was consummated on April 7, 2004, we transferred to TelCove certain settlement consideration, including approximately $60 million in cash plus an additional payment of up to $2.5 million related to certain outstanding payables, as well as certain vehicles, real property and intellectual property licenses used in the operation of TelCove's businesses. The Global Settlement also provides for the transfer by us to TelCove of certain CLEC market assets, together with the various licenses, franchises and permits related to the operation and ownership of such assets, and for the execution of various annexes to the Global Settlement (the "Annex Agreements"), which provide, among other things, for (i) a five-year business commitment to TelCove by us; (ii) future use by TelCove of certain fiber capacity in assets owned by us; (iii) the mutual release by the parties from any and all liabilities, claims and causes of action which either party has or may have against the other party; and (iv) TelCove's management, pending transfer, of our active CLEC markets pursuant to a master management agreement that amended and superceded pre-existing management agreements between us and TelCove. On March 23, 2004, the Bankruptcy Court approved the Global Settlement. We recorded a $98 million liability during the fourth quarter of 2003 to provide for the estimated costs to be incurred by us in connection with the Global Settlement.

        On August 20, 2004, the Company paid TelCove an additional $2.5 million pursuant to the Global Settlement in connection with the resolution and release of certain claims. On August 21, 2004, the CLEC market assets were transferred to TelCove.

  Other

        The Company has entered into agreements to sell its interest in its Venezuelan and Colombian cable systems, as well as substantially all of its interest in its home security business, and has filed motions seeking Bankruptcy Court approval of such sales. The Company is also marketing its interest in its Brazilian cable systems and certain other non-core assets for sale.

RISK FACTORS

Risk Factors Relating to Legal Matters

Adelphia is subject to civil claims filed by the SEC and an ongoing investigation by the Department of Justice.

        On July 24, 2002 the SEC filed a civil enforcement action (the "SEC Civil Action") against Adelphia, certain members of the Rigas Family and others, alleging various securities fraud and improper books and records claims arising out of actions allegedly taken or directed by certain members of the Rigas Management (none of whom remain with the Company). This case is pending in the District Court and settlement discussions are in progress among Adelphia and representatives of the SEC and the DoJ. The SEC's proof of claim filed in the Chapter 11 Cases includes claims for penalties, disgorgement and prejudgment interest in an unspecified amount. The staff of the SEC has told our advisors that its asserted claims for disgorgement and civil penalties under various legal theories could amount to billions of dollars. The SEC Civil Action is stayed by order of the District Court until April 29, 2005. The SEC Civil Action is not subject to the automatic stay provisions of the Bankruptcy Code. In addition, the Company remains subject to continuing investigation and further action by the DoJ. The outcome of the SEC Civil Action and the investigation by the DoJ cannot be determined at this time. The outcome of the SEC Civil Action could include civil penalties, disgorgement, and the imposition of mandatory governance guidelines or other restrictions imposed on Adelphia. The outcome of the investigation by the DoJ could include the criminal indictment of Adelphia and/or the Managed Cable Entities, monetary remedies, including fines and restitution, criminal and/or civil forfeiture, and remedies restricting the Company's conduct. Adelphia has offered $300,000,000 in value to settle the SEC Civil Action and to resolve the DoJ's ongoing investigation of the Company, of which $125,000,000 would be funded from potential proceeds from litigation by or on behalf of Adelphia. The Creditors' Committee has filed an adversary proceeding seeking, in effect, to subordinate the SEC's claims based on the SEC Civil Action.

        The Company cannot predict the ultimate resolution of the SEC Civil Action or the DoJ investigation or determine the ultimate effect on its financial condition or results of operations. Although the Company cannot estimate its total liabilities in these matters, the Company has recorded a $175,000,000 reserve in the accompanying consolidated financial statements reflecting the aforementioned offer.

        Other governmental agencies, such as the FCC or LFAs might also take action against the Company in response to or based on the outcome of, or developments in, the SEC Civil Action or the investigation by the DoJ. The outcome of, or developments in, the SEC Civil Action and the investigation by the DoJ could have a material adverse effect on the Company, including possible liquidation of the Company.

We are unable to produce audited financial statements for certain of our subsidiaries, and such subsidiaries will be unable, therefore, to comply with applicable law.

        Because of record keeping and financial reporting practices employed during the tenure of Rigas Management, we cannot obtain the data required to produce reliable financial statements for certain of our subsidiaries that are reporting companies under the Exchange Act due to issues associated with intercompany transfers of assets during the tenure of Rigas Management. As a result, certain of our subsidiaries will not be able to comply with the rules and regulations of the Exchange Act. Failure by these subsidiaries to comply with the Exchange Act could subject them to civil and criminal penalties. In addition, the inability to produce such financial statements may increase the likelihood of substantive consolidation of our Chapter 11 Cases, which could materially adversely alter the recovery to creditors of our subsidiaries from the recovery contemplated by the Stand-Alone Plan.

We may not obtain full ownership of the Managed Cable Entities and may not retain operational control of the Managed Cable Entities.

        We have filed a civil action against certain members of the Rigas Family and certain Rigas Family Entities with respect to, among other things, the funds borrowed by the Rigas Family Entities under the Co-Borrowing Facilities for which the Company is jointly and severally liable and which we anticipate will be satisfied by us under the terms of any plan of reorganization. We may not be successful in this litigation or, if successful, may obtain relief that does not include the transfer of ownership of the Managed Cable Entities to us. The timing of a resolution of this litigation is also uncertain. In addition, other claimants against the Rigas Family and the Rigas Family Entities, including the Internal Revenue Service (the "IRS"), the DoJ and securities class action plaintiffs, may seek to attach the assets or equity interests of the Managed Cable Entities in satisfaction of their claims. On December 10, 2004, the DoJ filed an application for a preliminary order of forfeiture finding John J. Rigas and Timothy J. Rigas jointly and severally liable for personal money judgments in the amount of $2,533,000,000. If we do obtain a judgment against the Rigas Family or the Rigas Family Entities, such persons may not have sufficient assets to satisfy the judgment. In addition, although we currently have operational control of the Managed Cable Entities, we may not continue to maintain operational control of the Managed Cable Entities. The failure to acquire ownership of the Managed Cable Entities and to maintain operational control would have a material adverse effect on the Company.

We are not in compliance with the Exchange Act.

        We are not current in our periodic reporting obligations under the Exchange Act. Failure to comply with the Exchange Act affects the ability of our securityholders to utilize the safe harbor provided by Rule 144 under the Securities Act, lengthens the period of time we are precluded from using a short-form registration statement (which permits quicker access to the capital markets), and could subject us to civil and criminal penalties.

Risk Factors Relating to Our Business

Our basic cable subscribers have declined in recent years, and such decline is continuing.

        We lost approximately 106,000 basic cable subscribers in 2003, and we expect materially greater subscriber loss in 2004. This decline was driven primarily by competitive pressures from DBS providers, brand impairment and the implementation of new packaging with increased pricing. In addition, seasonality issues (college communities, warm/cold weather community migrations) can increase churn and subscriber loss. Also, a significant portion of our subscribers on promotions disconnect their service when the promotion expires. Increases in churn result in higher operating costs through increased service calls, higher customer call volume and added marketing expense. If we are not able to stop or slow the decrease in basic cable subscribers, the loss of such subscribers may result in a material adverse effect on our financial condition and results of operations.

Our average revenue per unit lags behind industry averages, and we may not be able to narrow the difference.

        Although our average revenue per unit ("ARPU") increased approximately 12% in fiscal year 2003 over our ARPU in fiscal year 2002, we believe that as of December 31, 2003, our ARPU was below the industry average. Future ARPU growth depends upon several factors, including basic video price increases and continued growth in HSI subscribers at historic pricing levels. Competitive pressures, principally from DBS and DSL providers, may limit our ability to increase or maintain video and HSI prices and may cause us to match greater promotional offerings from other video and HSI service providers. As a result of these competitive pressures, our ARPU increases may not continue and we may not be able to achieve ARPU levels obtained by other major cable companies.

Increases in ARPU may not result in improvement to our financial condition and results of operations.

        Although we have made progress in increasing overall ARPU in 2003, due to increased expenses necessary to improve the performance of our cable operations, these ARPU increases have not resulted in equivalent improvements in our financial condition and results of operations. While we believe that these near term investments in operations will, over time, result in more efficient operations and improved customer service, subsequent improvements in ARPU may not result in corresponding improvements in our financial condition and results of operations.

Our business is subject to extensive governmental legislation and regulation, which could materially adversely affect our business by increasing our expenses or limiting our pricing flexibility.

        Various laws and regulations affect our business. The key regulatory risks currently facing us are set forth below:

  •
  Pricing. The Communications Act and the FCC's regulations and policies limit the prices that cable systems may charge for basic services and equipment in communities that are not subject to effective competition, as defined by federal law. Some parties have proposed imposing new regulations on the pricing and packaging of cable services. The FCC and the DoJ have certain cable pricing matters under review. We cannot now predict the outcome of these pricing-related initiatives.

  •
  Must-Carry. Cable companies are currently subject to a requirement that they carry, without compensation, the programming transmitted by most commercial and non-commercial local television stations which have not elected retransmission consent. The FCC is now considering whether to expand these must-carry obligations, as broadcasters transition from analog to digital transmission technologies, to include both broadcasters' analog and digital signals during the transition and/or broadcasters' digital multicast services. Any decision by the FCC to adopt such expanded must-carry requirements would limit our flexibility in allocating our cable spectrum to other video and non-video services.

  •
  HSI. The FCC has classified high-speed cable Internet service as an "interstate information service," which has historically meant that fewer regulations apply to the provision of this service. However, the FCC's decision was vacated by a federal appellate court. If this decision, which has been stayed pending a decision by the United States Supreme Court, is not overturned, it could significantly impact cable operators' regulatory obligations in providing cable HSI service, including possible pricing and resale restrictions and obligations to allow third party ISP access to our cable networks. We may also have to incur material costs to comply with such regulatory obligations. Moreover, even if the FCC's decision is upheld, the FCC is still considering whether to impose any federal regulations on high-speed cable Internet service and whether to permit LFAs to impose fees or other requirements on such service.

  •
  VoIP. There is considerable uncertainty surrounding the regulatory treatment of VoIP service at the federal and state levels, and regulatory and related judicial proceedings on the issue may ultimately affect our VoIP plans. The FCC recently initiated a rulemaking to consider regulatory issues related to VoIP, and decisions by the FCC and the courts may affect our VoIP plans.

        Increased regulation or changes in existing regulation may require us to change our business practices and may increase the costs of providing services to our customers, which could have a material adverse effect on the Company's financial condition and results of operations.

        Cable operators are also subject to other requirements covering a variety of operations areas, such as technical standards and customer service requirements. In addition, many aspects of these regulations currently are the subject of judicial proceedings and administrative or legislative proposals. There also are ongoing efforts to amend or expand the state and local regulation of some cable systems, which may compound the regulatory risks we already face. We cannot predict whether in response to these efforts any of the states or localities in which we now operate will expand the regulation of our cable systems in the future or how they will do so.

        In addition, we are required to obtain federal, state and local licenses and other authorizations in connection with our offering of communications services. We may not be able to obtain these licenses and authorizations in a timely manner, or at all, and conditions that are unfavorable to us could be imposed upon these licenses or authorizations. We are subject to risks associated with the regulation of our communications services by the FCC and state and/or local authorities. Furthermore, telecommunications companies generally are subject to significant regulation as well as higher fees for pole attachments.

We may not be able to pass increases in our programming costs on to our customers, which could materially adversely affect our financial condition and results of operations.

        Programming costs have historically been, and are expected to continue to be, our largest single expense item. In recent years, the cable and satellite video industries have experienced a rapid escalation in the cost of programming, particularly sports programming. This escalation may continue, and we may not be able to pass programming cost increases on to our customers due to competitive constraints. In addition, as we upgrade the channel capacity of our systems and add programming to our basic, expanded basic and digital programming tiers, we may face increased programming costs. This, in conjunction with the additional market constraints on our ability to pass programming costs on to our customers, may have a material adverse effect on our financial condition and results of operations.

        We are also party to retransmission consent agreements with broadcasters under which we are required to obtain the consent of the broadcasters prior to retransmitting broadcast programming to our subscribers. We expect broadcasters to increasingly make demands for financial and other concessions in order to obtain their consent, and we may not be able to reach agreements with these broadcasters to obtain retransmission consents on acceptable terms, if at all. We cannot predict the magnitude of the financial effect should we fail to obtain retransmission consents on reasonable terms and be unable to provide certain broadcast programming to our subscribers.

Competition from program distributors and other communications providers could adversely affect the future results of our operations.

        The broadband communications industry in which we operate is highly competitive. Our cable systems' video services compete with a number of different sources, principally DBS providers that provide information, news and entertainment programming. DBS providers may offer a broader channel selection, better picture quality and lower prices than the video services of our cable systems and are subject to substantially less regulation than our cable systems. In addition, several of the RBOCs have recently announced plans to upgrade their networks and provide video services to consumers. Our HSI services compete with DSL services and dial-up services provided by telephone companies. To the extent our competitors are able to bundle the services they offer to consumers with other services, such as bundling video, HSI and/or wireless telephony services, it will be more difficult for us to sell our services to consumers who are purchasing these bundled services from our competitors, as well as retain current customers to whom such competing bundles are available. Many of the companies with which we compete have better financial resources, greater access to financing, more operational experience, better brand name recognition and less extensive regulatory obligations. This competition may adversely impact our ability to attract and retain subscribers, generate incremental revenue through upgrades and selling of advanced services and increase or maintain prices for our services, any of which could have a material adverse effect on our financial condition and results of operations.

Our cable systems are operated under franchises that are subject to non-renewal or termination.

        Our cable systems generally operate pursuant to franchises that are typically granted by a municipality or other state or local government that controls the public rights-of-way. Many franchises establish comprehensive requirements, including as to documentation, facilities and services, and specific customer service standards, and impose monetary penalties for non-compliance. At any given time, various of our franchises may be out of compliance with such requirements. In many cases, franchises are terminable if the franchisee fails to comply with material provisions set forth in the franchise agreement. Franchises generally are granted for fixed terms and must be periodically renewed. LFAs may resist granting or deny a renewal or transfer of a franchise if either past performance or compliance or the prospective operating proposal is considered inadequate. LFAs often demand concessions or other commitments as a condition to renewal or transfer, which concessions or other commitments have been and may continue to be costly.

        We have a number of franchises that are nearing expiration or have already expired. Although the majority of such franchises are entitled to the 1984 Cable Act formal renewal procedures and protections, a number of such franchises are not. As of December 31, 2003, we had approximately 230 franchises, representing approximately 710,000 basic cable subscribers that have expired, but for which notice of renewal was timely provided to the franchising authority and for which we are entitled to the renewal protections and procedures of the 1984 Cable Act. However, notice of renewal under the 1984 Cable Act was not timely provided for: (i) approximately 71 franchises representing approximately 80,000 subscribers that had expired; and (ii) approximately 100 franchises representing approximately 254,000 subscribers that had less than 30 months until expiration. If a franchise is terminated or is not renewed, it could materially adversely affect our business in the affected market, and if multiple franchises are terminated or not renewed, this could have a material adverse effect on our financial condition and results of operations.

We operate cable systems under franchises that are nonexclusive, which could lead to overdevelopment of areas where we hold franchises, reducing the potential profitability of those markets.

        Our cable systems are operated under non-exclusive franchises granted by LFAs. Consequently, these LFAs can grant additional franchises to competitors in the same geographic area. As a result, competing operators may build systems in areas in which we may hold franchises. In some cases municipal utilities may legally compete with us without obtaining a franchise from the relevant LFA. These overbuilds could materially adversely affect our business in the affected market.

LFAs have the ability to impose additional regulatory constraints on our business, which can further increase our expenses.

        In addition to the relevant franchise agreements, cable authorities in some jurisdictions have adopted cable regulatory ordinances that further regulate the operation of cable systems. These additional regulations have the effect of increasing our expenses in operating our business. LFAs may impose new and more restrictive requirements on us. LFAs also have the ability to reduce rates and order refunds of basic service and associated equipment rates paid in prior periods determined to be in excess of the maximum permitted rates. In 2003, the City of Los Angeles required us to recertify rate filings made under prior management. We were not in the position to do so and as a result, the city ordered rate refunds of more than $5 million as well as rate reductions. It is possible that additional franchising authorities will challenge our past and current rate filings in the future based on similar allegations of earlier financial misreporting or otherwise.

We will have substantial capital requirements, and the failure to obtain necessary financing would have a material adverse effect on the Company.

        We have incurred substantial capital expenditures and are likely to continue to incur substantial capital expenditures in future years. The majority of these capital expenditures are expected to be used to acquire customer premises equipment (such as set-top boxes, cable modems and telephony equipment) and to pay for installation costs for additional video and advanced services customers. In addition, capital is expected to be used to upgrade and rebuild existing systems, to expand bandwidth capacity and to add two-way capability.

        We also have commitments under certain franchise agreements with LFAs that require us to expand, upgrade or rebuild certain network systems. These commitments may require capital expenditures in order to avoid defaults and/or penalties. Such capital expenditures may divert funds from other priorities.

        Our strategy and business plan may continue to require substantial financing, which we may not be able to obtain on favorable terms, or at all. The actual amount of funds necessary to implement our strategy and business plan may materially exceed management's current estimates. In addition, our ability to obtain financing may be adversely affected due to our history of net losses, our current non-compliant status under the Exchange Act reporting requirements and the effects of our bankruptcy case. A failure to obtain necessary financing would result in the delay, modification or abandonment of our development and expansion plans and would have a material adverse effect on the Company.

We may substantially increase our debt level following emergence, which could subject us to various restrictions and higher interest costs and decrease our cash flow and earnings.

        We may substantially increase our debt level in the future to finance acquisitions, to fund the expansion, maintenance and upgrade of our systems and to deploy new services. Any increase in debt could subject us to various restrictions and higher interest costs and decrease our cash flow and earnings. It also may be difficult for us to obtain all of the financing we will need to fund our business and our growth strategy on desirable terms. In addition, any such financings may include restrictive covenants or other provisions that may constrain our ability to conduct our business or may impose other costs.

We are defendants in significant pending litigation.

        We are defendants in significant litigation, which is described in more detail in Item 3, "Legal Proceedings." If any of these proceedings is decided against us, we could be subject to substantial damages or other penalties. These penalties and other effects of litigation, including the significant legal fees and expenses we are incurring and will continue to incur, could have a material adverse effect on our financial condition and results of operations. In addition, our participation in such proceedings require the use of a significant amount of management resources, which is likely to continue as we seek to resolve these matters. The failure to quickly resolve such litigation could have a significant adverse impact on the availability of our management resources.

The simultaneous pursuit of a potential sale of the Company and a stand-alone reorganization plan consumes a substantial portion of the time and attention of management, which may have an adverse effect on our business and results of operations.

        Since April 2004, we have been simultaneously proceeding with both a potential sale of the Company and the potential emergence from bankruptcy as a stand-alone company. The requirements of this dual-track process, the Chapter 11 Cases and pending litigation consume a substantial portion of management's time and attention, and leave them with less time to devote to the operations of our business. This diversion of management's attention is expected to continue in 2005 and may have a material adverse effect on the conduct of our business, and, as a result, on our financial condition and results of operations.

We are exposed to physical and economic events outside of our control that affect the regions which we serve.

        Our financial condition and results of operations can be adversely affected by physical and economic events outside of our control that affect the regions that we serve. For example, the multiple hurricanes that made landfall in or near our geographic cluster in Palm Beach, Florida in 2004 had an adverse effect on our results of operations and damaged our equipment located in this area. Similar events beyond our control may result in a material adverse effect on our financial condition and results of operations in the future.

We may experience increased levels of employee attrition due to the proposed sale of the Company.

        Because we are pursuing a possible sale of the Company or one or more designated clusters of systems as an alternative to the Stand-Alone Plan, a substantial risk exists that we will experience increased levels of employee attrition. A loss of key personnel or a substantial reduction in our workforce could have a material adverse effect on our business, including but not limited to, our sales, marketing, customer care, product development and management. We have already experienced difficulty in recruiting replacement employees with appropriate qualifications in light of the dual track process and such difficulties are likely to increase in the future. If we are unable to replace employees quickly, we may be forced to hire contractors or consultants at higher rates than the salaried employees whom they replace. The failure to replace our workforce quickly or the loss of the services of any members of our senior management could impair our ability to execute our business strategy, and as a result, could have a material adverse effect on our financial condition and results of operations.

The use of net operating loss carryforwards may be limited or subject to challenge.

        The Company's ability to use its net operating loss ("NOL") carryforwards and other tax attributes may be subject to certain statutory and other limitations. One such limitation is the required reduction of certain tax attributes due to the cancellation of indebtedness. The United States Treasury Department and the IRS have issued temporary regulations that provide for tax attribute reduction when the debt of a member of a consolidated group is cancelled. It is uncertain at this time how much of the NOL carryforwards or other tax attributes will survive after this reduction.

        In addition, Internal Revenue Code Section 382 limits the future use of NOL carryforwards and certain other tax attributes when a prescribed ownership change occurs. These limitations are less burdensome when a company undergoes an applicable ownership change pursuant to a confirmed Chapter 11 bankruptcy plan. If the Debtors consummate a stand-alone bankruptcy reorganization plan, the Company will undergo an ownership change. We cannot reasonably ascertain at this time what the applicable limitation on our use of NOL carryforwards will be.

        The amount of the Company's NOL carryforwards (which as of December 31, 2003 were $6.7 billion) may be affected by our financial restatement. We are not able at this time to determine with specificity the impact of the restatement on the amount of the NOL carryforwards.

        The IRS may challenge the ability of the Company to use its NOL carryforwards or contend that such carryforwards are subject to other limitations.

We may be subject to cash payments for state and local taxes for historical periods as a result of the Company's reevaluation of its historical positions.

        The Company's reevaluation of its numerous financial and legal positions, including its financial statements for historical periods, is expected to require the Company to refile over 3,000 state and local income and franchise tax returns. The Company is unable to predict at this time the nature and extent of any cash payments required for state and local income and franchise taxes, interest and penalties arising out of the amended state and local tax filings.

We may not be able to keep pace with technological developments or customers' demand for advanced services.

        We may not be able to keep pace with technological developments and may not be able to successfully anticipate the demand of customers for services requiring new technology. This type of rapid technological change could materially adversely affect our plans to upgrade or expand our systems and respond to competitive pressures. For example, our cable business may be adversely affected by competition from alternate technologies for delivering video, data and voice services, such as new and emerging wireless and IP-based distribution platforms. Our inability to upgrade, maintain and expand our systems and provide advanced services in a timely manner or to anticipate the demands of the marketplace could materially adversely affect our ability to compete effectively. Likewise, our business may be adversely affected if new equipment, such as digital set-top boxes or DVRs, or new services, such as digital cable, HSI service or VOD, fail to appeal to enough consumers, are unavailable at prices consumers are willing to pay, do not function as expected, or are not delivered in a timely fashion. Finally, while we believe that providing bundled service offerings will be increasingly important as new services are provided, we currently have limited ability to provide unified customer care and billing. Consequently, our financial condition and results of operations could be materially and adversely affected.

The failure to develop future business opportunities may have a material adverse effect on our growth potential.

        We intend to pursue a number of new growth opportunities beyond our core video service and HSI service, such as VOD and VoIP. The ability to deploy and deliver these services depends in certain instances on new and unproven technology. Our existing technology may not perform as expected, and we may not be able to successfully develop new technology to effectively and economically deliver these services. In addition, these opportunities require substantial capital outlays and network capacity availability to deploy on a large scale. This capital or capacity may not be available to support these services. In particular, the introduction of telephony service requires substantial expansion in billing and customer care service, which we may not be able to provide or which may prove more costly than currently anticipated.

        Furthermore, these services may not be widely introduced and fully implemented in a timely fashion or at all. These services may not be successful when they are in place, and customers may not purchase the services offered. If these services are not successful or costs associated with implementation and completion of the roll-out of these services materially exceed those currently estimated, our financial condition and results of operations could be materially adversely affected.

Risk Factors Relating to the Chapter 11 Cases

The terms on which we may emerge from bankruptcy are uncertain, and we may not be able to emerge from bankruptcy.

        In February 2004, we filed a proposed plan of reorganization which contemplated the emergence of Adelphia from bankruptcy as a stand-alone entity. That Stand-Alone Plan met with substantial opposition from the Debtors' constituents, both as to the valuation of the Company contained in the

Stand-Alone Plan and as to the allocation of that value among the constituents. On April 22, 2004, at the request of the Debtors' constituents we announced that we would consider a sale of the Company as an alternative to a stand-alone restructuring. The process for the sale of the Company will extend at least into the first quarter of 2005 before the Company can determine whether an acceptable offer or offers for all or certain parts of the Company will be made. If such an offer is made and accepted, it could take a year or more to reach closing. During that time we will be subject to the added expense and risk of operating in Chapter 11. Consummation of such an offer would likely be subject to a number of conditions outside of our control, which could result in the sale not being consummated. We may not receive an acceptable offer for the Company, and, whether or not such an offer is received, a plan of reorganization may not be confirmed and consummated. The failure to promptly consummate a plan of reorganization would likely have a material adverse effect on the Company.

Adverse publicity and the stigma of the Chapter 11 Cases generally may negatively impact our business, financial condition and results of operations.

        Adverse publicity and news coverage relating to the wrongful conduct of the Rigas Family, the criminal indictment of certain members of the Rigas Family, the guilty verdicts against John J. and Timothy J. Rigas and the other circumstances surrounding the Company's Chapter 11 filing as well as the pendency of the Chapter 11 Cases may negatively impact our efforts to maintain our existing customer base, obtain new customers, maintain our relationships with vendors, and retain employees, as well as reestablish and promote name recognition and a positive image. In addition, the effect, if any, that reorganization proceedings under Chapter 11 may have on our business, financial condition and results of operations cannot be accurately predicted or quantified. If confirmation and consummation of a plan of reorganization do not occur expeditiously, the Chapter 11 Cases could further adversely affect our relationships with our customers, employees and vendors.

If the obligation of the lenders to make loans under the Extended DIP Facility expires prior to our emergence from bankruptcy, it may have a material adverse effect on the Company.

        The obligation of the lenders to make loans under the Extended DIP Facility currently expires on March 31, 2005. We will need to seek an amendment of the Extended DIP Facility to extend the maturity date. We may not be successful in obtaining such an amendment on terms that are acceptable to us, if at all, and the failure to do so would have a material adverse effect on the Company.

If the commitment of the exit lenders under the exit financing commitment expires prior to our emergence from bankruptcy, it may have a material adverse effect on the Company.

        The commitment of the exit lenders under the exit financing commitment expires on June 30, 2005. If a plan of reorganization is confirmed by the Bankruptcy Court on or before 5:00 p.m., New York City time, on June 30, 2005, then Adelphia has the right to extend the exit financing commitment for up to 90 calendar days. If the exit financing commitment expires prior to the Company's emergence from bankruptcy pursuant to the Stand-Alone Plan, the Company will need to seek an amendment of the exit financing commitment letter to extend the expiration date of the exit lenders' commitments thereunder. The Company may not be successful in obtaining such an amendment on terms that are acceptable to the Company, if at all, and the failure to do so would have a material adverse effect on the Company.

The Creditors' Committee lawsuit against pre-petition banks and related financial institutions may preclude consummation of the Stand-Alone Plan and may delay our acquisition of the Managed Cable Entities.

        The Creditors' Committee lawsuit against pre-petition banks and related financial institutions implicates the treatment of more than $6.8 billion of our pre-petition debt. This lawsuit has the potential to raise complicated issues of law and fact involving hundreds of separate entities which could take many months, if not years, to resolve and delay confirmation of a plan of reorganization. In addition, the pendency of the lawsuit may delay or prevent our acquisition of the Managed Cable Entities the equity of which is pledged to the lenders under the Co-Borrowing Facilities who are defendants in the Creditors' Committee lawsuit. Although the Company has retained the right to settle this litigation, any such settlement would be subject to the approval of the Bankruptcy Court.

More than $3.2 trillion in claims have been filed against the Debtors' estate in the Chapter 11 Cases.

        Over 18,000 proofs of claim asserting in the aggregate approximately $3.2 trillion in claims have been filed against the Debtors' estates in the Chapter 11 Cases, including duplicative claims, but excluding any estimated amounts for unliquidated claims. The Debtors currently are in the process of reviewing, analyzing and reconciling the scheduled and filed claims, and have filed their first omnibus objections to certain of the claims. The Debtors anticipate filing additional objections in the future addressing a substantial portion of the remaining proofs of claim. At present, the allowed amounts of such claims are not determinable, and the Debtors expect that the claims resolution process will take significant time to complete. The failure to obtain disallowance of a substantial majority of these proofs of claims would substantially dilute the recoveries to the Debtors' stakeholders.

SEGMENT OPERATIONS AND CERTAIN FINANCIAL INFORMATION

        Certain information concerning the Company's segments is included in Note 20, "Segments," to the accompanying consolidated financial statements. The Company does not have significant operations in foreign countries.

ITEM 2. PROPERTIES

        Our principal physical assets consist of cable television operating plant and equipment, including signal receiving, encoding and decoding devices, headends and distribution systems and subscriber house drop equipment for each of our cable systems. The signal receiving apparatus typically includes a tower, antenna, ancillary electronic equipment and earth stations for reception of satellite signals. Headends, consisting of associated electronic equipment necessary for the reception, amplification and modulation of signals, are located near the receiving devices. Our distribution system consists primarily of coaxial and fiber optic cables and related electronic equipment. Subscriber devices consist of decoding set-top boxes. The physical components of cable systems require maintenance and periodic upgrading to keep pace with technological advances. Such properties do not lend themselves to description by character and location of principal units.

        Our cables and related equipment are attached in certain cases, to utility poles under pole rental agreements with local public utilities or the distribution cable is buried in underground ducts or trenches. See Item 1, "Business—Regulation and Legislation."

        We own or lease parcels of real property for signal reception sites (antenna towers and headends), microwave facilities and business offices in each of our market areas, and own approximately half of our service vehicles.

        We believe that our properties, both owned and leased, are in good operating condition and are suitable and adequate for our business operations.

ITEM 3. LEGAL PROCEEDINGS

BANKRUPTCY PROCEEDINGS

        On June 25, 2002, Adelphia and substantially all of its wholly-owned, domestic subsidiaries filed voluntary petitions to reorganize under Chapter 11 in the Bankruptcy Court. Previously, on June 10, 2002, Century filed a voluntary petition to reorganize under Chapter 11, seeking protection under the U.S. bankruptcy laws. These cases are being jointly administered under the caption "In re: Adelphia Communications Corporation, et al., Case No. 02-41729." We are currently operating as debtors in possession.

        Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most other pending litigation, are stayed and other contractual obligations against the Company generally may not be enforced. Absent an order of the Bankruptcy Court, substantially all pre-petition contractual liabilities can only be settled under a plan of reorganization to be voted upon by holders of claims and equity interests and approved by the Bankruptcy Court.

        The Company cannot predict the outcome of these legal proceedings or estimate the possible effects on the financial condition or results of operations of the Company.

SEC CIVIL ACTION AND DOJ INVESTIGATION

        On July 24, 2002 the SEC filed a civil enforcement action (the "SEC Civil Action") against Adelphia, certain members of the Rigas Family and others, alleging various securities fraud and improper books and records claims arising out of actions allegedly taken or directed by certain members of the Rigas Management (none of whom remain with the Company). This case is pending in the District Court and settlement discussions are in progress among Adelphia and representatives of the SEC and the DoJ. The SEC's proof of claim filed in the Chapter 11 Cases includes claims for penalties, disgorgement and prejudgment interest in an unspecified amount. The staff of the SEC has told our advisors that its asserted claims for disgorgement and civil penalties under various legal theories could amount to billions of dollars. The SEC Civil Action is stayed by order of the District Court until April 29, 2005. The SEC Civil Action is not subject to the automatic stay provisions of the Bankruptcy Code. In addition, the Company remains subject to continuing investigation and further action by the DoJ. The outcome of the SEC Civil Action and the investigation by the DoJ cannot be determined at this time. The outcome of the SEC Civil Action could include civil penalties, disgorgement, and the imposition of mandatory governance guidelines or other restrictions imposed on Adelphia. The outcome of the investigation by the DoJ could include the criminal indictment of Adelphia and/or the Managed Cable Entities, monetary remedies, including fines and restitution, criminal and/or civil forfeiture, and remedies restricting the Company's conduct. Adelphia has offered $300,000,000 in value to settle the SEC Civil Action and to resolve the DoJ's ongoing investigation of the Company, of which $125,000,000 would be funded from potential proceeds from litigation by or on behalf of Adelphia. The Creditors' Committee has filed an adversary proceeding seeking, in effect, to subordinate the SEC's claims based on the SEC Civil Action.

        The Company cannot predict the ultimate resolution of the SEC Civil Action or the DoJ investigation or determine the ultimate effect on its financial condition or results of operations. Although the Company cannot estimate its total liabilities in these matters, the Company has recorded a $175,000,000 reserve in the accompanying consolidated financial statements reflecting the aforementioned offer.

        Other governmental agencies, such as the FCC or LFAs might also take action against the Company in response to or based on the outcome of, or developments in, the SEC Civil Action or the investigation by the DoJ. The outcome of, or developments in, the SEC Civil Action and the investigation by the DoJ could have a material adverse effect on the Company, including possible liquidation of the Company.

SECURITIES AND DERIVATIVE LITIGATION

        The Company and certain former officers, directors and advisors have been named as defendants in a number of lawsuits alleging violations of federal and state securities laws and related claims. These actions generally allege that the defendants made materially misleading statements understating the Company's liabilities and exaggerating the Company's financial results in violation of securities laws.

        In particular, beginning on April 2, 2002, various groups of plaintiffs filed more than 30 class action complaints, purportedly on behalf of certain Company shareholders and bondholders or classes thereof in federal court in Pennsylvania. Several non-class action lawsuits were brought on behalf of individuals or small groups of security holders in federal courts in Pennsylvania, New York, South Carolina and New Jersey, and in state courts in New York, Pennsylvania, California and Texas. Seven derivative suits were also filed in federal and state courts in Pennsylvania, and four derivative suits were filed in state court in Delaware. On May 6, 2002, a notice and proposed order of dismissal without prejudice was filed by the plaintiff in one of these four Delaware derivative actions. The remaining three Delaware derivative actions were consolidated on May 22, 2002. On February 10, 2004, the parties stipulated and agreed to the dismissal of these consolidated actions with prejudice.

        The complaints, which named as defendants the Company, and certain former Company officers and directors, and, in some cases, the Company's former auditors, lawyers, as well as financial institutions who worked with the Company, generally allege that, among other improper statements and omissions, defendants misled investors regarding the Company's liabilities and earnings in the Company's public filings. The majority of these actions assert claims under Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5. Certain bondholder actions assert claims for violation of Section 11 and/or Section 12(a) (2) of the Securities Act. Certain of the state court actions allege various state law claims.

        On July 23, 2003, the Judicial Panel on Multidistrict Litigation issued an order transferring numerous civil actions to the District Court for consolidated or coordinated pretrial proceedings (the "MDL Proceedings").

        On September 15, 2003, proposed lead plaintiffs and proposed co-lead counsel in the consolidated class action were appointed in the MDL Proceedings. On December 22, 2003 lead plaintiffs filed a consolidated class action complaint. Motions to dismiss have been filed by various defendants. As a result of the filing of the Chapter 11 Cases and the protections of the automatic stay, the Company is not named as a defendant in the amended complaint, but is a non-party. The consolidated class action complaint seeks monetary damages of an unspecified amount, rescission and reasonable costs and expenses and such other and future relief as the court may deem just and proper. The individual actions against the Company also seek damages of an unspecified amount.

        Pursuant to Section 362 of the Bankruptcy Code, all of the securities and derivative claims that were filed against the Company before the bankruptcy filings are automatically stayed and not proceeding as to the Company.

        The Company cannot predict the outcome of the pending legal proceedings or estimate the possible effects on the financial condition or results of operations of the Company.

ACQUISITION ACTIONS

        After the Rigas Family's alleged misconduct was publicly disclosed, three actions were filed in May and June 2002, against the Company by former shareholders of companies that the Company acquired, in whole or in part, through stock transactions. These actions allege that the Company induced these former shareholders to enter into these stock transactions through improper misrepresentations and omissions, and the plaintiffs seek monetary damages and equitable relief through rescission of the underlying acquisition transactions.

        Two of these proceedings have been filed with the American Arbitration Association alleging violations of federal and state securities laws, breaches of representations and warranties and fraud in the inducement. One of these proceedings seeks rescission, compensatory damages and pre-judgment relief, and the other seeks specific performance. The third action alleges fraud and seeks rescission, damages and attorneys fees. This action was originally filed in a Colorado State Court, and subsequently was removed by the Company to the United States District Court for the District of Colorado. The Colorado State Court action was administratively closed on July 16, 2004, subject to reopening if and when the automatic bankruptcy stay is lifted or for other good cause shown. These actions have been stayed pursuant to the automatic stay provisions of Section 362 of the Bankruptcy Code.

        The Company cannot predict the outcome of these legal proceedings or estimate the possible effects on the financial condition or results of operations of the Company.

EQUITY COMMITTEE SHAREHOLDER LITIGATION

        Adelphia is a defendant in an adversary proceeding in the Bankruptcy Court consisting of a declaratory judgment action and a motion for a preliminary injunction brought on January 9, 2003 by the Equity Committee, seeking, among other relief, a declaration as to how the shares owned by the Rigas Family and Rigas Family Entities would be voted should a consent solicitation to elect members of the Board be undertaken. Adelphia has opposed such requests for relief.

        The claims of the Equity Committee are based on shareholder rights the Equity Committee claims should be recognized even in bankruptcy, coupled with continuing claims, as of the filing of the lawsuit, of historical connections between the Board and the Rigas Family. Motions to dismiss filed by Adelphia and others are fully briefed in this action, but no argument date has been set. If this action survives these motions to dismiss, resolution of disputed fact issues will occur in two phases pursuant to a schedule set by the Bankruptcy Court. Determinations regarding fact questions relating to the conduct of the Rigas Family will not occur until, at a minimum, after the resolution of the Rigas Criminal Action.

        No pleadings have been filed in the adversary proceeding since September 2003, rendering the adversary proceeding inactive.

        The Company cannot predict the outcome of these legal proceedings or estimate the possible effects on the financial condition or results of operations of the Company.

ML MEDIA LITIGATION

        The Company and ML Media, its joint venture partner in Century/ML Cable, a joint venture that owns and operates cable systems in Puerto Rico, have been involved in a longstanding dispute concerning Century/ML Cable's management, the rights of ML Media and various other matters.

State Court Litigation

        In March 2000, ML Media brought suit against Adelphia and Century's immediate parent, Arahova Communications, Inc. ("Arahova") in the Supreme Court of the State of New York, seeking, among other things: (i) the dissolution of Century/ML Cable and the appointment of a receiver to sell Century/ML Cable's assets; (ii) if no receiver was appointed, an order authorizing ML Media to conduct an auction for the sale of Century/ML Cable's assets to an unrelated third party and enjoining Adelphia from interfering with or participating in that process; (iii) an order directing the defendants to comply with the Century/ML Cable joint venture agreement with respect to provisions relating to governance matters and the budget process; and (iv) compensatory and punitive damages. The parties negotiated a consent order that imposed consultative and reporting requirements on Adelphia and Century as well as restrictions on Century's ability to make capital expenditures without ML Media's approval. On April 26, 2001, ML Media obtained a court order holding Century's Century/ML Cable management board designee in contempt for violating the consent order.

        In connection with the December 13, 2001 settlement of the above dispute, Adelphia, Century, Century/ML Cable, ML Media and Highland Holdings ("Highland"), a general partnership owned and controlled by members of the Rigas Family, entered into a Leveraged Recapitalization Agreement (the "Recap Agreement") pursuant to which Century/ML Cable agreed to redeem ML Media's 50% interest in Century/ML Cable (the "Redemption") on or before September 30, 2002 for a purchase price between $275 million and $279.8 million, depending on the timing of such redemption, plus interest. Among other things, the Recap Agreement provided that (i) Highland would arrange debt financing for the Redemption, (ii) Highland, Adelphia and Century would jointly and severally guarantee debt service on and after the closing, and (iii) Highland and Century would own 60% and 40% interests respectively, in the recapitalized Century/ML Cable. Under the terms of the Recap Agreement, Century's 50% interest in Century/ML Cable was pledged to ML Media as collateral for Adelphia's obligations.

Century/ML Cable Bankruptcy and Recap Agreement Rejection

        On September 30, 2002, Century/ML Cable filed a voluntary petition to reorganize under Chapter 11 in the Bankruptcy Court. Century/ML Cable is operating its business as a debtor-in-possession.

        By an order of the Bankruptcy Court dated September 17, 2003, Adelphia and Century rejected the Recap Agreement, effective as of such date. If the Recap Agreement is enforceable, the effect of the rejection of the Recap Agreement is the same as a prepetition breach of the Recap Agreement. Therefore, Adelphia and Century are potentially exposed to "rejection damages," which may include the revival of ML Media's claims under the state court actions described above.

        Adelphia, Century, Highland Holdings, Century/ML and ML Media are engaged in litigation regarding the enforceability of the Recap Agreement. On April 15, 2004, the Bankruptcy Court indicated that it would dismiss all counts of Adelphia's challenge to the enforceability of the Recap Agreement except for its allegation that ML Media aided and abetted a breach of fiduciary duty in connection with the execution of the Recap Agreement. The Bankruptcy Court also indicated that it would allow Century/ML Cable's action to avoid the Recap Agreement as a fraudulent conveyance to proceed.

        ML Media has alleged that it is entitled to elect a recovery of either: (i) up to $279.8 million plus costs and interest in exchange for its interest in Century/ML Cable; or (ii) up to the difference between $279.8 million and the fair market value of its interest in Century/ML Cable plus costs, interest and revival of the state court claims described above. Adelphia, Century and Century/ML Cable have disputed ML Media's claims, and the Stand-Alone Plan contemplates that ML Media will receive no distribution until such dispute is resolved. The parties have from time to time engaged in settlement discussions relating to a potential settlement of their disputes, but no agreement has been reached and the parties may not be able to reach a settlement agreement.

        The Company cannot predict the ultimate resolution of these legal proceedings or determine the ultimate effects on its financial condition or results of operations.

THE X CLAUSE LITIGATION

        On December 29, 2003, the Ad Hoc Committee of holders of Adelphia's 6% and 4% subordinated notes (collectively, the "Subordinated Notes"), together with the Bank of New York, the indenture trustee for the Subordinated Notes (collectively, the "X Clause Plaintiffs"), commenced an adversary proceeding against Adelphia in the Bankruptcy Court. The X Clause Plaintiffs' complaint sought a judgment declaring that the Subordinated Notes are entitled to share pari passu in the distribution of any common stock issued by Adelphia under the Stand-Alone Plan and are not subordinated to Adelphia's senior classes of indebtedness with respect to such common stock distributions.

        The basis for the X Clause Plaintiffs' claim is a provision in the applicable indentures, commonly known as the "X Clause," which provides that any distributions under a plan of reorganization comprised solely of "Permitted Junior Securities" are not subject to the subordination provision of the Subordinated Notes indenture. The X Clause Plaintiffs asserted that, under their interpretation of the applicable indentures, a distribution of a single class of new Adelphia common stock would meet the definition of "Permitted Junior Securities" set forth in the indentures, and therefore be exempt from subordination.

        On February 6, 2004, Adelphia filed its answer to the complaint, denying all of its substantive allegations. Thereafter, both the X Clause Plaintiffs and Adelphia cross-moved for summary judgment with both parties arguing that their interpretation of the X Clause was correct as a matter of law. The indenture trustee for the Adelphia senior notes also intervened in the action and, like Adelphia, moved for summary judgment arguing that the X Clause Plaintiffs were subordinated to holders of senior notes with respect to any distributions of common stock under a plan. In addition, the Creditors' Committee also moved to intervene and, thereafter, moved to dismiss the X Clause Plaintiffs' complaint on the ground, among others, that it did not present a justiciable case or controversy and therefore was not ripe for adjudication. In a written decision, dated April 12, 2004, the Bankruptcy Court granted the Creditors' Committee's motion to dismiss without ruling on the merits of the various cross-motions for summary judgment. The Bankruptcy Court's dismissal of the action was without prejudice to the X Clause Plaintiffs' right to bring the action at a later date, if appropriate.

        The Company cannot predict the outcome of these legal proceedings or estimate the possible effects on the financial condition or results of operations of the Company.

NFHLP CLAIM

        On January 13, 2003, the NFHLP Debtors filed voluntary petitions to reorganize under Chapter 11 in the NFHLP Bankruptcy Court seeking protection under the U.S. bankruptcy laws. Certain of the NFHLP Debtors entered into an agreement dated March 13, 2003 for the sale of certain assets, including the Buffalo Sabres National Hockey League team, and the assumption of certain liabilities. In August 2003, the NFHLP Bankruptcy Court approved the NFHLP Debtors' draft disclosure statement. On October 3, 2003, the NFHLP Bankruptcy Court approved the NFHLP joint plan of liquidation. The NFHLP Debtors filed a complaint, dated November 4, 2003, against, among others, Adelphia and the Creditors' Committee seeking to enforce certain prior stipulations and orders of the NFHLP Bankruptcy Court against Adelphia and the Creditors' Committee related to the waiver of Adelphia's right to participate in certain sale proceeds resulting from the sale of assets. Certain of the NFHLP Debtors' pre-petition lenders, which are also defendants in the adversary proceeding, have filed cross-complaints against Adelphia and the Creditors' Committee asking the NFHLP Bankruptcy Court to enjoin Adelphia and the Creditors' Committee from prosecuting their claims against those pre-petition lenders. Proceedings as to the complaint itself have been suspended. With respect to the cross-complaints, motion practice and discovery are proceeding concurrently; no hearing on dispositive motions has been scheduled.

        The Company cannot predict the outcome of these legal proceedings or estimate the possible effects on the financial condition or results of operations of the Company.

LITIGATION RELATING TO RIGAS FAMILY DEFENSE COSTS

        In July 2003 and again in January 2004, the Rigas Family sought approval from the Bankruptcy Court to use cash from the Managed Cable Entities to fund the Rigas Family members' civil and criminal defense costs. The Rigas Family claimed they were entitled to this funding based on certain purported indemnity and other rights they said they had as officers, directors, and controlling shareholders of the Managed Cable Entities. In an order dated August 7, 2003, the Bankruptcy Court granted the Rigas Family members' request to the extent of $15 million. In a decision rendered from the bench on February 18, 2004 and entered as an order on March 9, 2004, the Bankruptcy Court amended that order to allow an additional $12.8 million to be spent on criminal defense costs and denied the Rigas Family members' request for additional funding for civil defense costs.

        Adelphia and the Creditors' Committee appealed the February 18, 2004 ruling and moved for a stay pending the appeal of the Bankruptcy Court's March 9, 2004 order. A hearing on the motion for a stay pending appeal was held on March 17, 2004 in the District Court. On March 22, 2004, the District Court denied Adelphia's motion for a stay pending appeal of the Bankruptcy Court's March 9, 2004 order. On September 14, 2004, the Rigas Family members again moved to amend the August 7, 2003 and March 9, 2004 orders, seeking approximately $11 million more in cash from the Managed Cable Entities to fund civil and criminal defense costs. While that motion was pending, the District Court issued a decision on September 27, 2004, vacating the Bankruptcy Court's March 9, 2004 Order and remanding the matter back to the Bankruptcy Court for further consideration.

        On November 8, 2004, a hearing occurred regarding evidentiary issues relating to the Rigas Family members' latest motion at which time the court granted Adelphia's motion to exclude certain evidence. Another evidentiary hearing was held on November 22, 2004, concerning the ability of the Rigases to obtain additional funding of attorneys fees both pursuant to the request which was granted but vacated by the District Court and the latest request for an additional $11 million. The Bankruptcy Court has not yet ruled on the Rigas Family members' motions.

        The Company cannot predict the outcome of these legal proceedings or estimate the possible effects on the financial condition or results of operations of the Company.

RIGAS CRIMINAL ACTION

        In connection with an investigation conducted by the DoJ, on July 24, 2002, certain members of the Rigas Family and certain co-conspirators were arrested and, on September 23, 2002, were indicted by a grand jury on charges including fraud, securities fraud, bank fraud and conspiracy to commit fraud. On November 14, 2002, one of the Rigas Family's alleged co-conspirators, James Brown, pleaded guilty to one count each of conspiracy, securities fraud and bank fraud. On January 10, 2003, another of the Rigas Family's alleged co-conspirators, Timothy Werth, who had not been arrested with the others on July 24, 2002, pleaded guilty to one count each of securities fraud, conspiracy to commit securities fraud, wire fraud and bank fraud. The trial in the Rigas Criminal Action began on February 23, 2004 in the District Court. On July 8, 2004, the jury returned a partial verdict in the Rigas Criminal Action. John J. and Timothy J. Rigas were each found guilty of conspiracy (one count), bank fraud (two counts), and securities fraud (15 counts) and not guilty of wire fraud (five counts). Michael J. Mulcahey was acquitted of all 23 counts against him. The jury found Michael J. Rigas not guilty of conspiracy and wire fraud but remained undecided on the securities fraud and bank fraud charges against him. On July 9, 2004, the court declared a mistrial on the remaining charges to those charges. The bank fraud charges against Michael J. Rigas have since been dismissed with prejudice, but the DoJ has requested that a new trial date be set to retry Michael J. Rigas on the securities fraud charges. On November 1, 2004, Michael J. Rigas' post-trial motion for dismissal of all charges was denied. The post-trial motions of John J. and Timothy J. Rigas in which they sought to overturn the guilty verdicts were denied on November 15, 2004. Both have stated that they intend to appeal the guilty verdicts. A hearing is scheduled for January 5, 2005, at which time the District Court is expected to consider the DoJ's request to set a retrial date for Michael J. Rigas. The sentencing of John J. Rigas and Timothy J. Rigas is currently scheduled for February 23, 2005.

        The indictment against the Rigases includes a request for entry of a money judgment in an amount exceeding $2.5 billion and for entry of an order of forfeiture. The Company believes that the DoJ may seek through such criminal forfeiture all interests of the convicted Rigas defendants in the Rigas Family

Entities, or through civil forfeiture all of the assets of the Rigas Family Entities. The Government may also seek such assets through indictment of such entities. On December 10, 2004, the DoJ filed an application for a preliminary order of forfeiture finding John J. Rigas and Timothy J. Rigas jointly and severally liable for personal money judgments in the amount of $2,533 million. The Company has asserted claims against members of the Rigas Family and the Rigas Family Entities for amounts due, including their share of the borrowings under the Co-Borrowing Facilities. If the DoJ achieves the forfeiture of such assets, it will be significantly more difficult for the Company to recover on its claims with respect to the Rigas Family Entities. In addition, such forfeiture would make it significantly more difficult, if not impossible, for the Company to acquire ownership of, and maintain operational control over, the Managed Cable Entities which are highly integrated into the Company's operations.

        The Company is not a defendant in the Rigas Criminal Action but remains under investigation by the DoJ regarding matters related to alleged wrongdoing by certain members of the Rigas Family. See Item 3, "Legal Proceedings—SEC Civil Action and DoJ Investigation." The Company cannot predict the outcome of this investigation or estimate the possible effects on the financial condition or results of operations of the Company.

PREFERRED SHAREHOLDER LITIGATION

        On August 11, 2003, Adelphia initiated an adversary proceeding in the Bankruptcy Court against the holders of Adelphia's preferred stock (the "Preferred Stockholders"), seeking, among other things, to enjoin the Preferred Stockholders from exercising certain purported rights to elect directors to the Board due to Adelphia's failure to pay dividends and alleged breaches of debt-like covenants contained in the Certificates of Designations relating to Adelphia's Preferred Stock. On August 13, 2003, certain of the Preferred Stockholders filed an action against Adelphia in the Delaware Chancery Court seeking a declaratory judgment of their purported right to appoint two directors to the Board (the "Delaware Action"). On August 13, 2003, the Bankruptcy Court granted Adelphia a temporary restraining order, which, among other things, stayed the Delaware Action and temporarily enjoined the Preferred Stockholders from exercising their purported rights to elect directors to the Board. Thereafter, the Delaware Action was withdrawn.

        The Company cannot predict the outcome of these legal proceedings or estimate the possible effects on the financial condition or results of operations of the Company.

VERIZON MEDIA VENTURES

        On March 27, 2002, a federal action filed by the Company on March 20, 2002 in the United States District Court for the Central District of California, against the City of Thousand Oaks, was related to an action involving the Company, Verizon Media Ventures, Inc. d/b/a Verizon Americast ("Verizon Media Ventures") and City of Thousand Oaks, California and Ventura County that was initially filed in California state court on March 25, 2002. These actions involve claims by the City of Thousand Oaks and Ventura County that Verizon Media Ventures' entry into an asset purchase agreement dated December 17, 2001 between the Company and Verizon Media Ventures, pursuant to which the Company acquired certain Verizon Media Ventures cable equipment and network system assets (the "Verizon Cable Assets") located in the City of Thousand Oaks for use in the operation of the Company's cable business in the city, constituted a breach of the anti-assignment provisions in Verizon Media Ventures' cable franchises. The city and the county further allege that the Company's participation in the transaction amounted to actionable tortious inducement of Verizon Media Ventures' breaches of those franchises. The City of Thousand Oaks and Ventura County sought injunctive relief to halt the sale and transfer of the Verizon Cable Assets pursuant to the December 17, 2001 asset purchase agreement and to compel the Company to treat the Verizon Cable Assets as a separate cable system. The Company sought, among other things, declaratory and injunctive relief precluding the city from denying permits on the grounds that Adelphia failed to seek the city's prior approval of the asset purchase agreement.

        On May 14, 2002, the district court entered a final preliminary injunction order and findings of fact and conclusions of law in support thereof (the "May 14, 2002 Order"). The May 14, 2002 Order, among other things: (i) enjoined the Company from integrating the Company's and Verizon Media Ventures' system assets serving subscribers in the City of Thousand Oaks and Ventura County; (ii) required the Company to return "ownership" of the Verizon Cable Assets to Verizon Media Ventures except that the Company was permitted to continue to "manage" the assets as Verizon Media Ventures' agent to the extent necessary to avoid disruption in services until Verizon Media Ventures chose to reenter the market or sell the assets; (iii) prohibited the Company from eliminating any programming options that had previously been selected by Verizon Media Ventures or from raising the rates charged by Verizon Media Ventures; and (iv) required the Company and Verizon Media Ventures to grant the city and/or the county access to system records, contracts, personnel and facilities for the purpose of conducting an inspection of the then-current "state of the Verizon Media Ventures and Adelphia systems" in the city and the county. The Company appealed the May 14, 2002 Order and on April 1, 2003 the U.S. Court of Appeals for the Ninth Circuit reversed the May 14, 2002 Order, thus removing any restrictions that had been imposed by the district court against the Company's integration of the Verizon Cable Assets, and remanded the actions back to the district court for further proceedings.

        In September 2003, the City began refusing to grant the Company's construction permit requests, claiming that the Company could not integrate the acquired Verizon Cable Assets with the Company's existing cable system assets because the City had not approved the Adelphia-Verizon transaction, as allegedly required under the City's Cable Ordinance.

        Accordingly, on October 2, 2003, the Company filed a motion for a preliminary injunction in the district court seeking to enjoin the City from refusing to grant the Company's construction permit requests. On November 3, 2003, the district court granted the Company's motion for a preliminary injunction, finding that the Company had demonstrated "a strong likelihood of success on the merits." Thereafter, the parties agreed to informally stay the litigation pending negotiations between the Company and the City for the Company's renewal of its cable franchise, with the intent that such negotiations would also lead to a settlement of the pending litigation. However, on September 16, 2004, at the City's request, the district court set a trial date of July 12, 2005, which has effectively re-opened the case to active litigation. The court scheduled discovery and motion cut-off dates for March 18, 2005 and May 9, 2005, respectively, an expert witness disclosure date of April 8, 2005 and a pre-trial conference date of June 27, 2005.

        The Company cannot predict the outcome of these actions or estimate the possible effects on the financial condition or results of operations of the Company.

DIBBERN ADVERSARY PROCEEDING

        On or about August 30, 2002, Gerald Dibbern, individually and purportedly on behalf of a class of similarly situated subscribers nationwide, commenced an adversary proceeding in the District Court against Adelphia asserting claims for violation of the Pennsylvania Consumer Protection Law, breach of contract, fraud, unjust enrichment, constructive trust, and an accounting. This complaint alleges that Adelphia charged, and continues to charge, subscribers for cable set-top box equipment, including set-top boxes and remote controls, that is unnecessary for subscribers that receive only basic cable service and have cable-ready televisions. The complaint further alleges that Adelphia failed to adequately notify affected subscribers that they no longer needed to rent this equipment. The complaint seeks a number of remedies including treble money damages under the Pennsylvania Consumer Protection Law, declaratory and injunctive relief, imposition of a constructive trust on Adelphia's assets, and punitive damages, together with costs and attorneys' fees.

        On or about December 13, 2002, Adelphia moved to dismiss the adversary proceeding on several bases, including that the complaint fails to state a claim for which relief can be granted and that the matters alleged therein should be resolved in the claims process. Adelphia's motion has been fully briefed and argued and is presently under consideration by the court.

        The Company cannot predict the outcome of these legal proceedings or estimate the possible effects on the financial condition or results of operations of the Company.

TELE-MEDIA EXAMINER MOTION

        By motion filed in the Bankruptcy Court on August 5, 2004, TMCD and certain of its affiliates are seeking the appointment of an examiner for the following Debtors: Tele-Media Company of Tri-States, L.P., CMA Cablevision Associates VII, L.P., CMA Cablevision Associates XI, L.P., TMC Holdings Corporation, Adelphia Company of Western Connecticut, TMC Holdings, LLC, Tele-Media Investment Limited Partnership, L. P., Eastern Virginia Cablevision, L.P., Tele-Media Company of Hopewell Prince George, and Eastern Virginia Cablevision Holdings, LLC. Among other things, TMCD alleges that management and the Board breached their fiduciary obligations to the creditors and equity holders of those entities. Consequently, TMCD seeks the appointment of an examiner to investigate and make recommendations to the Bankruptcy Court regarding various issues related to such entities. The hearing on this motion has been consensually adjourned to January 28, 2005.

        The Company cannot predict the outcome of these legal proceedings or estimate the possible effects on the financial condition or results of operations of the Company.

CREDITORS' COMMITTEE LAWSUIT AGAINST PRE-PETITION BANKS

        Pursuant to the Bankruptcy Court order approving the DIP Facility (the "Final DIP Order"), the Company made certain acknowledgments (the "Acknowledgments") with respect to the extent of its indebtedness under the credit facilities, as well as the validity and extent of the liens and claims of the lenders under such facilities. However, given the circumstances surrounding the filing of these Chapter 11 Cases, the Final DIP Order preserved the Company's right to prosecute, among other things, avoidance actions and claims against the pre-petition lenders and to bring litigation against the pre-petition lenders based on any wrongful conduct. The Final DIP Order also provided that any official committee appointed in the Chapter 11 Cases would have the right to request that it be granted standing by the Bankruptcy Court to challenge the Acknowledgments and to bring claims belonging to the Company and its estates against the pre-petition lenders.

        Pursuant to a stipulation among the Company, the Creditors' Committee and the Equity Committee, which is being challenged by certain pre-petition lenders, the Bankruptcy Court granted the Creditors' Committee leave and standing to file and prosecute claims against the pre-petition lenders, on behalf of the Company, and granted the Equity Committee leave to seek to intervene in any such action. This stipulation also preserves the Company's ability to compromise and settle the claims against the pre-petition lenders. By motion dated July 6, 2003, the Creditors' Committee moved for Bankruptcy Court approval of this stipulation and simultaneously filed a complaint (the "Bank Complaint") against the agents and lenders under certain credit facilities, and related entities, asserting, among other things, that these entities knew of, and participated in, the alleged abuse of the Co-Borrowing Facilities by certain members of the Rigas Family and the Rigas Family Entities (the "Pre-petition Lender Litigation"). The Company is a nominal plaintiff in this action.

        The Bank Complaint contains 52 claims for relief to redress the claimed wrongs and abuse committed by the agents, lenders and other entities. The Bank Complaint seeks to, among other things, (i) recover as fraudulent transfers the principal and interest paid by the Company to the defendants, (ii) avoid as fraudulent obligations the Company's obligations, if any, to repay the defendants, (iii) recover damages for breaches of fiduciary duties to the Company and for aiding and abetting fraud and breaches of fiduciary duties by the Rigas Family, (iv) equitably disallow, subordinate or recharacterize each of the defendants' claims in the Chapter 11 Cases, (v) avoid and recover certain allegedly preferential transfers made to certain defendants, and (vi) recover damages for violations of the Bank Holding Company Act. Numerous motions seeking to defeat the Pre-petition Lender Litigation have been filed by the defendants, but have not yet been decided by the Bankruptcy Court.

        The Equity Committee has filed a motion seeking authority to bring additional claims against the pre-petition lenders pursuant to the Racketeering Influenced and Corrupt Organizations ("RICO") Act. The Bankruptcy Court has not yet ruled on the motion.

        The Company cannot predict the outcome of these legal proceedings or estimate the possible effects on the financial condition or results of operations of the Company.

DEVON MOBILE

        Pursuant to the Agreement of Limited Partnership of Devon Mobile Communications, L.P., a Delaware limited partnership ("Devon Mobile"), dated as of November 3, 1995 (the "Devon Mobile Limited Partnership Agreement"), the Company owned a 49.9% limited partnership interest in Devon Mobile, which, through its subsidiaries, held licenses to operate regional wireless telephone businesses in several states. Devon Mobile had certain business and contractual relationships with the Company and with former subsidiaries or divisions of the Company which were spun-off as TelCove in January 2002.

        In late May 2002, the Company notified Devon G.P., Inc. ("Devon G.P."), the general partner of Devon Mobile, that it would likely terminate certain discretionary operational funding to Devon Mobile. In July 2002, the Company learned that its former subsidiary, TelCove, had elected to terminate certain services it provided to Devon Mobile. On August 19, 2002, Devon Mobile and certain of its subsidiaries filed voluntary petitions under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware (the "Devon Mobile Bankruptcy Court").

        On January 17, 2003, the Company filed proofs of claim and interest against Devon Mobile and its subsidiaries for approximately $129 million in debt and equity claims, as well as an additional claim of approximately $35 million relating to the Company's guarantee of certain Devon Mobile obligations (collectively, the "Company Claims"). By order dated October 1, 2003, the Devon Mobile Bankruptcy Court confirmed Devon Mobile's First Amended Joint Plan of Liquidation (the "Devon Plan"). The Devon Plan went effective on October 17, 2003, at which time the Company's limited partnership interest in Devon Mobile was extinguished.

        On or about January 8, 2004, Devon Mobile filed proofs of claim in the amount of $267 million in the Chapter 11 Cases in respect of, among other things, certain transfers alleged to be made by Devon Mobile to the Company prior to the commencement of the Chapter 11 Cases (the "Devon Claims"). On May 20, 2004, the Company and Devon Mobile filed a stipulation in the Chapter 11 Cases granting Devon Mobile limited relief from the automatic stay to (i) file a complaint against the Company based on the Devon Claims and (ii) file objections to the Company Claims in the Devon Mobile Bankruptcy Court (the "Devon Stay Stipulation"). The Devon Stay Stipulation was approved by the Bankruptcy Court on June 10, 2004. On June 21, 2004, Devon Mobile filed a complaint (the "Devon Complaint") in the Chapter 11 Cases in respect of the Devon Claims. On August 20, 2004, the Company filed an answer and counterclaim in response to the Devon Complaint denying the allegations made in the Devon Complaint and asserting various counterclaims against Devon Mobile, which encompassed the Company Claims (the "Company Answer"). On September 21, 2004, the Bankruptcy Court entered an order approving an amendment to the Devon Stay Stipulation which provides that the Company Claims will be prosecuted to final order in the Bankruptcy Court and will be given full force and effect by the Devon Mobile Bankruptcy Court taking into account the rights of set-off and/or recoupment of the parties with respect thereto. On September 30, 2004, Devon Mobile filed an answer with respect to the counterclaims asserted by the Company in the Company Answer and denying liability for the Company Claims. On October 13, 2004, the Company filed a motion for judgment on the pleadings dismissing Devon Mobile's demand for punitive damages and, by stipulation, Devon Mobile withdrew its punitive damages claims without prejudice. On November 22, 2004, the Company filed a motion for leave (the

"Motion for Leave") to file a third-party complaint against Devon G.P. and Lisa-Gaye Shearing Mead, the sole owner and President of Devon G.P. As of the date hereof, the Motion for Leave remains pending before the Bankruptcy Court. Any recovery of the Company Claims is uncertain at this time.

        The Company cannot predict the outcome of these legal proceedings or estimate the possible effects on the financial condition or results of operations of the Company.

EPA SELF DISCLOSURE AND AUDIT

        On June 2, 2004, the Company orally self-disclosed potential violations of environmental laws to the United States Environmental Protection Agency ("EPA") pursuant to EPA's Audit Policy, and notified EPA that it intended to conduct an audit of its operations to identify and correct any such violations. The potential violations concern reporting and recordkeeping requirements arising from the Company's storage and use of petroleum and batteries to provide backup power for its cable operations and the Company's management of certain electronic equipment. Under the Audit Policy, companies that self-disclose violations of environmental law discovered during environmental audits may be eligible for substantial reductions in civil penalties, including reductions of 75% or even 100% of the typical penalty. This matter is at an early stage, but based on current facts, the Company does not anticipate that this matter will have a material adverse effect on the Company's results of operations or financial condition.

ADELPHIA'S LAWSUIT AGAINST THE RIGAS FAMILY

        On July 24, 2002, Adelphia filed a complaint in the Bankruptcy Court (the "Rigas Civil Action") against John J. Rigas, Michael J. Rigas, Timothy J. Rigas, James P. Rigas, James Brown, Michael C. Mulcahey, Peter L. Venetis, Doris Rigas, Ellen Rigas Venetis and the Rigas Family Entities. This action generally alleges that defendants conspired to misappropriated billions of dollars from the Company in breach of their fiduciary duties to Adelphia. On November 15, 2002, Adelphia filed an amended complaint against the defendants that expanded upon the facts alleged in the original complaint and alleged violations of the RICO Act (Counts I-IV), breach of fiduciary duty (Count V), securities fraud (Count VI), fraudulent concealment (Count VII), fraudulent misrepresentation (Count VIII), conversion (Count IX), waste of corporate assets (Count X), breach of contract (Count XI), unjust enrichment (Count XII), fraudulent conveyance (Count XIII), constructive trust (Count XIV), inducing breach of fiduciary duty (Count XV), and a request for an accounting (Count XVI) (the "Amended Complaint"). The Amended Complaint seeks relief in the form of, among other things, treble and punitive damages, disgorgement of monies and securities obtained as a consequence of the Rigases' improper conduct and attorneys' fees.

        On June 7, 2003, U.S. District Court Judge George Daniels denied the defendants' motion to remove the case from the Bankruptcy Court to the District Court.

        On January 16, 2003, John J., Michael J., Timothy J. and James P. Rigas, Doris Rigas and the Rigas Family Entities (collectively referred to as "Rigas Defendants"), Peter L. Venetis and Ellen Rigas Venetis each filed motions to dismiss the Amended Complaint. These motions were argued in April 2004. On June 28, 2004, the Bankruptcy Court denied the Rigas Defendants' motion to dismiss the Amended Complaint only as to the state law claims (Counts V, VII-XVI) and expressly reserved its ruling on the remaining federal law claims (RICO and securities fraud counts (Counts I-IV, VI)). The Bankruptcy Court further ruled that the Rigas Defendants will have no obligation to answer all or part of the Amended Complaint until either: (i) the Bankruptcy Court rules upon the Rigas Defendants' motion to dismiss the federal law claims asserted in the Amended Complaint; or (ii) by further Order of the Bankruptcy Court.

        On August 20, 2004, Adelphia moved for partial summary judgment against John J., Timothy J., Michael J., and James P. Rigas, and the Rigas Family Entities on counts XII (unjust enrichment) and XIV (constructive trust) of the Amended Complaint. Adelphia seeks judgment in the amount of

$3,232 million plus pre-judgment interest from April 30, 2002, and asks the court to impose a constructive trust on the Rigases' monies and property acquired, directly or indirectly, through the use of the Company's funds and credit, and to order the re-conveyance of all such monies and property to the Company. On October 20, 2004, the Rigas Defendants filed their response to Adelphia's motion pursuant to Rule 56(f) of the Federal Rules of Civil Procedure, claiming that the court should delay consideration of the motion until the Rigas Defendants have had the opportunity to conduct additional discovery. In a December 2, 2004 decision, the Bankruptcy Court agreed to delay consideration of the motion until the Rigas Defendants could conduct certain, but not all, of the additional discovery they had requested. On October 22, 2004, the co-borrowing facility banks moved to intervene in the Rigas Adversary Proceedings as to Counts XII (unjust enrichment) and XIV (constructive trust) of the Amended Complaint. A hearing was held on December 15, 2004, at which time the Bankruptcy Court granted the banks' motion to intervene but specified that prior to propounding any discovery the banks were to seek agreement from the parties or, in the event the parties cannot reach agreement, leave of court.

        The Company cannot predict the outcome of these legal proceedings or estimate the possible effects on the financial condition or results of operations of the Company.

ADELPHIA'S LAWSUIT AGAINST DELOITTE

        Adelphia sued Deloitte, Adelphia's former independent auditors, on November 6, 2002, in the Court of Common Pleas for Philadelphia County seeking damages for Deloitte's role in the Rigas Family's alleged misappropriation of funds from the Company. The complaint brings causes of action for professional negligence, breach of contract, aiding and abetting breach of fiduciary duty, fraud, negligent misrepresentation and contribution. The complaint alleges, among other things, that Deloitte knew of at least aspects of the alleged misappropriation and misconduct of the Rigas Family, and other alleged acts of self-dealing and misappropriation by the Rigas Family were readily apparent to Deloitte from the books and records that Deloitte reviewed and to which it had access. The complaint alleges that, in either case, Deloitte had a duty to report the Rigas Family's alleged misconduct to those who could have acted to stop the Rigas Family, but Deloitte did not do so. The complaint seeks damages of an unspecified amount.

        Deloitte filed preliminary objections to the complaint, which were overruled by the court by order dated June 11, 2003.

        On September 15, 2003, Deloitte filed an Answer, New Matter, and Counterclaims in response to the complaint. In its counterclaims, Deloitte asserted causes of action against Adelphia for breach of contract, fraud, negligent misrepresentation and contribution. Also on September 15, 2003, Deloitte filed a related complaint naming as additional defendants John J., Timothy J., Michael J. and James P. Rigas. In this complaint, Deloitte alleged causes of action for fraud, negligent misrepresentation and contribution. On January 9, 2004, Adelphia answered Deloitte's counterclaims. Deloitte moved to stay discovery in this action until completion of the Rigas Criminal Action, which Adelphia opposed. Following this motion, discovery was effectively stayed for 60 days but has now commenced. Deloitte and Adelphia have exchanged documents and have begun deposition discovery. The court has indicated its desire to try the case by the end of 2005.

        The Company cannot predict the outcome of these legal proceedings or estimate the possible effects on the financial condition or results of operations of the Company.

SERIES E PREFERRED STOCK MOTION

        On October 29, 2004, Adelphia filed a motion to postpone the conversion of Adelphia's Series E Preferred Stock into shares of Class A Common Stock from November 15, 2004 to February 1, 2005, to the extent such conversion was not already stayed by the Debtors' bankruptcy filing, in order to protect the Debtors' NOL carryovers. The motion was heard on November 10, 2004, and on November 18,

2004, the Bankruptcy Court entered an order approving the postponement effective November 14, 2004.

OTHER

        Certain litigation relating to TelCove was settled on February 21, 2004 pursuant to the Global Settlement as discussed in Item 1, "Business."

        The Company is subject to various other legal proceedings and claims which arise in the ordinary course of business. Management believes, based on information currently available, that the amount of ultimate liability with respect to any of these actions will not materially affect the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted to a vote of security holders during the year 2003 due to the events surrounding the discovery of the alleged Rigas Family misconduct and the pendency of the Chapter 11 Cases.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Class A Common Stock was previously publicly traded on the Nasdaq Stock Market under the symbol ADLAC. The Nasdaq Stock Market changed Adelphia's symbol from ADLAC to ADLAE in April, 2002 in conjunction with Adelphia's failure to file its 2001 Annual Report in a timely manner. On June 3, 2002, the Class A Common Stock was delisted from the Nasdaq Stock Market and became eligible for trading in the over-the-counter market under the symbol ADELA. Subsequently, on June 27, 2002, the Class A Common Stock began trading under the symbol ADELQ in conjunction with the filing of the Chapter 11 Cases.

        The Class B Common Stock is identical in all material respects to the Class A Common Stock except that: (i) the Class B Common Stock has ten votes per share; (ii) the Class A Common Stock, voting separately by class, has the right to elect one director; (iii) in the event a cash dividend is paid, each share of Class A Common Stock will be entitled to receive 105% of the amount payable per share for each share of Class B Common Stock; and (iv) upon the liquidation, dissolution or winding up of Adelphia, (a) first, the holders of Class A Common Stock are entitled to a preference of $1.00 per share and the amount of all unpaid declared dividends thereon from any funds available after satisfying the liquidation preferences of preferred securities, debt instruments and other senior claims on Adelphia's assets, (b) then the holders of Class B Common Stock are entitled to receive $1.00 per share and the amount of all unpaid declared dividends thereon, and (c) any remaining amount would be shared ratably by both classes. Each share of the Class B Common Stock is convertible into a share of Class A Common Stock at the option of the holder. The Class B Common Stock has no established public trading market.

        As of September 30, 2004, there were 228,692,414 shares of Class A Common Stock outstanding and 25,055,365 shares of the Class B Common Stock outstanding. As of April 15, 2004, the members of the Rigas Family beneficially owned (as calculated pursuant to Rule 13d-3 under the Exchange Act): (i) 51,610,806 shares of Class A Common Stock (representing 21% of the outstanding shares of Class A Common Stock); and (ii) all of the outstanding shares of Class B Common Stock. See Item 12, "Beneficial Ownership of Securities."

        The following table sets forth the high and low sale prices for the Class A Common Stock, for the periods indicated, as reported on the Nasdaq Stock Market and the Pink Sheets Electronic Quotation Service maintained by the National Quotation Bureau, Inc. The stock price information is based on published financial sources. Over-the-counter market quotations reflect inter-dealer quotations and do not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

	Market	High	Low
2002
First Quarter	Nasdaq	$33.050	$13.800
Second Quarter (through May 31, 2002)	Nasdaq	13.520	0.690
Second Quarter (from June 3, 2002 through June 30, 2002)	OTC	1.050	0.050
Third Quarter	OTC	0.700	0.095
Fourth Quarter	OTC	0.700	0.060
2003
First Quarter	OTC	$0.395	$0.017
Second Quarter	OTC	0.640	0.140
Third Quarter	OTC	0.400	0.058
Fourth Quarter	OTC	0.720	0.036

        As of September 30, 2004, there were approximately 1,203 record holders of the Class A Common Stock. There were seven record holders of the Class B Common Stock as of September 30, 2004, all of whom were members of the Rigas Family or Rigas Family Entities.

        The Company has never paid or declared any cash dividends on the Class A Common Stock or the Class B Common Stock, nor does it anticipate paying any such dividends in the foreseeable future. Under the Stand-Alone Plan, no cash or other dividends would be paid to holders of Class A Common Stock or Class B Common Stock. The ability of Adelphia to pay cash dividends on the Class A Common Stock or Class B Common Stock is limited by the provisions of the Extended DIP Facility. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" and Note 14, "Debt" to the accompanying consolidated financial statements.

        The data regarding securities authorized for issuance under equity compensation plans of the Company are set forth in the discussion under the heading Item 12, "Beneficial Ownership of Securities—Securities Authorized for Issuance Under Equity Compensation Plans."

        See Note 15, "Redeemable Preferred Stock," and Note 16, "Stockholders' Equity," to the accompanying consolidated financial statements.

ITEM 6. SELECTED FINANCIAL DATA

        We derived the selected financial data set forth below for each of the three years in the period ended December 31, 2003 from our audited consolidated financial statements and other financial information presented herein. You should refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K and the notes to the accompanying consolidated financial statements for additional information regarding the financial data presented below, including matters that could cause this data not to be indicative of our future results of operations or financial condition. In addition, readers should note the following information regarding the selected financial data presented below.

  •
  The financial statements have been prepared assuming we will continue as a going concern which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Except as required by Statement of Position ("SOP") 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7") the consolidated financial statements do not include any adjustments that might be required should we be unable to continue to operate as a going concern.

  •
  On June 25, 2002, we and substantially all of our domestic subsidiaries filed voluntary petitions to reorganize under Chapter 11 of the Bankruptcy Code, and as such, are operating our business as debtors-in-possession. For periods subsequent to the Chapter 11 filing, we have applied the provisions of SOP 90-7. Although SOP 90-7 does not significantly change the application of generally accepted accounting principles in the United States ("GAAP"), it does require that pre-petition liabilities that are subject to compromise or other treatment under a plan of reorganization be segregated in the consolidated balance sheets as liabilities subject to compromise and that revenue, expenses, realized gains and losses, and provisions for losses resulting directly from the reorganization due to the bankruptcy be reported separately as reorganization expenses in the consolidated statements of operations. We have reported liabilities subject to compromise at the amounts expected to be allowed, even if they may be settled for lesser amounts. For periods subsequent to the Petition Date, interest expense has been reported only to the extent that it will be paid during Chapter 11 proceedings or will be an allowed priority, secured or unsecured claim. In addition, no preferred stock dividends have been accrued subsequent to the Petition Date. Upon our emergence from bankruptcy, we anticipate that material adjustments will be recorded to our consolidated balance sheet to reflect the restructuring of assets and liabilities as a result of a plan of reorganization and the application of fresh-start reporting as provided by SOP 90-7. Under fresh-start reporting, the reorganization value will be allocated to our assets and liabilities on a basis substantially consistent with purchase accounting in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" ("SFAS No. 141"). As such, we do not expect our financial statements for periods subsequent to the fresh-start reporting date to be comparable with those of prior periods. No assurance can be given that the Debtors will emerge from bankruptcy. For additional information, see Note 2, "Bankruptcy," to the accompanying consolidated financial statements.

  •
  The financial data below includes the accounts of Adelphia and all of its subsidiaries that were directly or indirectly controlled by Adelphia prior to the bankruptcy petition. Following the petition for bankruptcy, we can no longer control the activities and operations of our subsidiaries. However, because the bankruptcy proceedings for us and our previously consolidated subsidiaries are consolidated for administrative purposes in the same Bankruptcy Court and will be overseen by the same judge, the financial statements of the Company and our subsidiaries have been presented on a combined basis, which is consistent with consolidated financial statements.

  •
  Beginning in March 2002 and continuing over the next several months, improper actions that allegedly had been taken by members of the Rigas Family and certain other members of the Company's then existing management were disclosed. As a result of actions taken in response to such disclosures, we have identified a number of accounting and bookkeeping errors that required the restatement of our opening consolidated balance sheet as of January 1, 2001. We had previously announced and disclosed in our filings with the SEC that we intended to prepare restated consolidated financial statements for the years ended December 31, 2000 and 1999 and to have these restated financial statements audited by PricewaterhouseCoopers LLP ("PwC"), our independent registered public accounting firm. However, we cannot locate appropriate supporting documentation with respect to certain amounts or account balances reflected in our consolidated balance sheets for the years ended December 31, 2000 and 1999. Therefore, we have written-off these unsupported amounts or balances to the consolidated statements of operations for the years ended December 31, 2000 and 1999. We have determined that we are unable to include restated consolidated financial statements with respect to the years ended December 31, 2000 and 1999 in this report because we cannot conclude that the restated consolidated financial statements would present, in all material respects, our financial position as of December 31, 1999 and our results of operations and cash flows for the years ended December 31, 2000 and 1999, in each case in accordance with GAAP, consistently applied. Therefore, the selected financial data included below does not contain data with respect to the years ended December 31, 2000 and 1999. For additional information, see Note 4, "Restatement of Consolidated Financial Statements," to the accompanying consolidated financials statements.

  •
  On January 11, 2002, we completed the TelCove Spin-off. The information below does not include TelCove's results of operations or financial position subsequent to December 31, 2001. For additional information, see Note 9, "TelCove," to the accompanying consolidated financial statements.

  •
  We completed a number of acquisitions during 2001. We issued Class A Common Stock and entered into significant new financing arrangements in connection with these acquisitions. The effects of these acquisitions have been included in our accompanying consolidated financial statements effective with the purchase date. For additional information concerning acquisitions, please refer to Item 1, "Certain Significant Business Developments Occurring Since 1999—Acquisitions and Financings" and Note 8, "Acquisitions," to the accompanying consolidated financial statements.

	Year ended December 31,
	2003	2002	2001
	(amounts in thousands except share and per share data)
Statement of Operations Data:
Revenue	$3,606,043	$3,268,457	$3,325,063
Costs and Expenses:
Direct operating and programming	2,419,778	2,318,815	2,510,807
Selling, general and administrative:
Third party and Rigas Family Entities	249,400	239,418	252,862
Investigation and re-audit related fees(a)	52,039	56,519	—
Compensation expense (benefit) on equity security transactions with the Rigas Family and Rigas Family Entities(b)	—	(101,000)	101,000
Depreciation	856,562	984,213	906,800
Amortization	162,839	168,894	522,746
Impairment of long-lived assets(c)	17,641	2,031,757	4,657,643
Provision for uncollectible amounts due from TelCove and cost of TelCove settlement(d)	97,902	549,407	—
Provision for uncollectible amounts due from the Rigas Family and Rigas Family Entities(e)	5,497	1,762,241	222,931
(Gains) losses on dispositions of long-lived assets and cable systems exchanges, net(f)	—	6,747	(541,994)

Operating loss	$(255,615)	$(4,748,554)	$(5,307,732)

Interest expense, net of amounts capitalized (contractual interest was $953,091 and $1,048,965 during 2003 and 2002, respectively)(g)	$(382,274)	$(758,479)	$(1,282,363)
Reorganization expenses due to bankruptcy(h)	$(98,871)	$(48,684)	$—
Loss before cumulative effects of accounting changes	$(832,612)	$(5,782,522)	$(6,112,427)
Cumulative effects of accounting changes, net of income tax benefit of $2,739 in 2001(i)	$—	$(1,406,306)	$(4,074)
Net loss	$(832,612)	$(7,188,828)	$(6,116,501)
Net loss applicable to common shareholders	$(839,929)	$(7,247,891)	$(6,170,860)
Per weighted average share of common stock:
Basic and diluted loss before cumulative effects of accounting changes	$(3.31)	$(23.27)	$(35.05)
Basic and diluted net loss applicable to common stockholders	$(3.31)	$(28.87)	$(35.07)
Basic and diluted weighted average shares of common stock outstanding	253,747,638	251,030,834	175,947,671
Balance Sheet Data (end of period):
Cash and cash equivalents	$252,661	$223,630	$121,474
Total assets	$13,196,741	$13,602,406	$17,508,979
Debt, current	$347,119	$298,797	$17,417,044
Liabilities subject to compromise(j)	$18,184,226	$18,020,124	$—
Redeemable preferred stock(k)	$—	$148,794	$486,813
Stockholders' deficit	$(7,074,674)	$(6,284,062)	$(3,088,682)
Cash Flow Data:
Net cash provided by (used in):
Operating activities	$506,604	$651,295	$(391,156)
Investing activities	$(525,895)	$(1,643,902)	$(3,975,074)
Financing activities	$48,322	$1,094,763	$4,432,503

(a)
Represents investigation and re-audit related fees that, although not directly related to the Chapter 11 filing, relate to the investigation of the alleged actions of Rigas Management and related efforts to comply with applicable laws and regulations.

(b)
In 2001, the Other Rigas Entities entered into certain agreements whereby the Other Rigas Entities agreed to purchase Class B Common Stock and Series E Preferred Stock from us at a future date. As the equity securities were issued to entities controlled by the Rigas Family, the majority of whom were employees of the

  Company, we recognized compensation expense (benefit) for these equity securities under APB Opinion No. 25. Accordingly, the difference between the purchase price of the securities and their market price has been reflected as adjustments to compensation expense (benefit). See Note 6, "Transactions with the Rigas Family and Rigas Family Entities," to the accompanying consolidated financial statements.

(c)
Based upon our evaluation of the recoverability of the long-lived assets associated with our cable business, TelCove's CLEC business and the CLEC markets retained by us, we recorded impairment charges during 2003, 2002 and 2001. For additional information, see Note 12, "Impairment of Long-Lived Assets," to the accompanying consolidated financial statements.

(d)
During 2002, we fully reserved for the amounts due to us from TelCove. In addition, we reserved for the costs of a Global Settlement with TelCove during 2003. For additional information, see Note 9, "TelCove," to the accompanying consolidated financial statements.

(e)
These amounts represent our provision for uncollectible amounts due from the Rigas Family and Rigas Family Entities. For additional information, see Note 6, "Transactions with the Rigas Family and Rigas Family Entities," to the accompanying consolidated financial statements.

(f)
In 2002, we recorded a loss on disposition related to the sale of land and timber rights. In 2001, we exchanged certain cable systems for cable systems held by other cable operators and we recognized a gain equal to the difference between the historical cost of the systems given up and the fair value of the systems acquired. For additional information, see Note 6, "Transactions with the Rigas Family and Rigas Family Entities," and Note 8, "Acquisitions," to the accompanying consolidated financial statements.

(g)
Represents interest paid or accrued on debt. For periods subsequent to the petition date, interest expense has been reported only to the extent that it will be paid during Chapter 11 proceedings or will be an allowed priority, secured or unsecured claim. For additional information, see Note 2, "Bankruptcy," and Note 14, "Debt," to the accompanying consolidated financial statements.

(h)
For periods subsequent to the Petition Date, we have applied the provisions of SOP 90-7. SOP 90-7 requires that revenue, expenses, realized gains and losses, and provisions for losses resulting directly from the reorganization due to bankruptcy be reported separately as reorganization expenses in the consolidated statements of operations.

(i)
Effective January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"), and as a result, were required to test all intangible assets acquired for impairment. The resulting transitional impairment loss was measured as of January 1, 2002 and has been recognized as a cumulative effect of accounting change. SFAS No. 142 also required that goodwill and indefinite lived intangible assets no longer be amortized effective January 1, 2002. For additional information, see Note 5, "Recent Accounting Pronouncements," to the accompanying consolidated financial statements. On January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133," by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," ("SFAS No. 138") and by SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). As a result of our adoption of SFAS No. 133, we began carrying certain warrants at fair value. For additional information, see Note 5, "Recent Accounting Pronouncements," and Note 11, "Cost and Other Investments," to the accompanying consolidated financial statements.

(j)
In accordance with SOP 90-7, all pre-petition liabilities subject to compromise have been segregated in the consolidated balance sheet and classified as liabilities subject to compromise at the estimated amount of allowed claims.

(k)
As a result of the adoption of SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"), we have classified our redeemable preferred stock as a liability subject to compromise in the accompanying December 31, 2003 consolidated balance sheet.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the accompanying consolidated financial statements of the Company. Reference is also made to "Cautionary Statements" in Part I of this report for a description of important factors that could cause actual results to differ from expected results. See also Item 1, "Business—Risk Factors."

OVERVIEW

General

        We are the fifth largest operator of cable television systems in the United States. Our operations primarily consist of providing analog and digital cable services, HSI services and other advanced services over our cable systems. These services are generally provided to residential subscribers. As of December 31, 2003, our consolidated cable operations served approximately 5,085,000 basic cable subscribers, of which approximately 1,802,000 also received digital cable service. Our consolidated cable systems also provided HSI services to approximately 954,000 subscribers as of December 31, 2003. With the exception of approximately 47,000 basic cable subscribers that were located in Brazil, all of our consolidated basic cable subscribers at December 31, 2003 were located in the United States. Our domestic consolidated cable operations are located in 31 states, with large clusters in Los Angeles, Western Pennsylvania, Cleveland, Western New York, New England, West Palm Beach, Northern Virginia and Colorado Springs.

        Our only reportable operating segment is our "cable" segment. The cable segment includes our cable system operations (including consolidated subsidiaries and equity method investments) that provide video services, HSI services and media services. Operating segments that are not included in the cable segment are aggregated together in the "corporate and other" segment. For additional information, see Note 20, "Segments" to the accompanying consolidated financial statements.

Alleged Actions of Rigas Management

        Beginning in March 2002 and continuing over the next several months, certain improper actions that allegedly had been taken by members of the Rigas Family and certain other members of the Company's then existing management were disclosed. Among other things, the improprieties allegedly committed by members of the Rigas Family included:

  •
  failing to apply the proper accounting or provide required disclosures with respect to a variety of related party and other issues and transactions, including (i) co-borrowing agreements pursuant to which certain subsidiaries of Adelphia and the Rigas Co-Borrowing Entities were jointly and severally liable, and (ii) purchases of Adelphia securities by the Rigas Family Entities;

  •
  engaging in sham transactions and record keeping and other financial manipulations in order to (i) overstate revenue and other measures of operating results, (ii) artificially reduce reported debt and increase reported equity, and (iii) meet financial covenants of debt facilities;

  •
  otherwise misappropriating and improperly using corporate assets; and

  •
  covering up such misappropriations.

        The March 2002 disclosure of more than $2 billion in off-balance sheet liabilities led to the disclosure of numerous alleged improprieties of the Rigas Family. As the alleged improprieties of the Rigas Family continued to come to light, we (i) authorized a Special Committee to conduct an investigation into certain transactions involving the Company and the Rigas Family Entities and certain related matters, and (ii) announced that we expected to restate certain of our consolidated financial statements. Deloitte, our former independent auditor, subsequently suspended its audit work on our consolidated financial statements for the year ended December 31, 2001 and withdrew the audit report it had issued with respect to the Company's previously issued financial statements. On June 9, 2002, we dismissed Deloitte. On June 13, 2002, we retained PwC as our independent registered public accounting firm.

        Also in May 2002, the Special Committee obtained the agreement of John J. Rigas and certain other members of the Rigas Family to resign from their positions as officers and directors of the Company. Subsequently, certain other Adelphia officers and employees who were alleged to have been complicit in the alleged wrongdoings were dismissed. Our Board has been reconstituted, and we have since retained new senior management, including a new CEO, President and COO, CFO, General Counsel and CAO, and implemented improved corporate governance policies and procedures, with one objective being the improvement of our control environment. Our current Board is comprised of seven members, including six that are independent of the Company. All of our directors have joined the Board subsequent to the time that the Rigas Family members resigned from their positions as executive officers and directors of the Company. For additional information, see Item 1, Business—Certain Significant Business Developments Occurring Since 1999" and Note 4, "Restatement of Consolidated Financial Statements," to the accompanying consolidated financial statements.

Current Business Strategy

        Since the current management team was hired in early 2003, we have implemented a strategy designed to increase revenue, profitability and competitiveness, reduce costs and improve the overall efficiency of our business. Our objective is to maintain and leverage our position as a leading provider of analog and digital cable and HSI services. Key elements of our strategy are to own and operate an upgraded high-bandwidth two-way network, offer bundled services and deliver a quality customer experience. For additional information see Item 1, "Business—Business Strategy."

Bankruptcy Proceedings

        In June 2002, the Debtors filed voluntary petitions to reorganize under Chapter 11 of the Bankruptcy Code. The Debtors are operating their business as debtors-in-possession under Chapter 11. The rights and claims of the Debtors' various creditors and security holders will be determined by a plan of reorganization that must be approved by the Bankruptcy Court. On February 25, 2004, the Debtors filed a Stand-Alone Plan and related draft disclosure statement with the Bankruptcy Court.

        The Debtors believe that there is substantial opposition to the terms of the Stand-Alone Plan as filed on February 25, 2004 from many of their constituents. The Debtors are in the process of amending the Stand-Alone Plan to address the opposition of certain constituents. If the Stand-Alone Plan is rejected by certain classes of claims or equity interests, the Bankruptcy Court may decide not to confirm it.

        On April 22, 2004, Adelphia announced that it intended to pursue a sale of the Company while simultaneously continuing to prepare to emerge as a stand-alone company pursuant to the proposed Stand-Alone Plan. We are pursuing the dual track process to determine which alternative is in the best interest of the Debtors' constituents in the Chapter 11 Cases.

        In order to provide liquidity, we entered into the DIP Facility with a group of lenders on August 26, 2002. On May 10, 2004, we entered into the Extended DIP Facility. For additional information, see Note 14, "Debt," to the accompanying consolidated financial statements.

        We have received commitments from a syndicate of financial institutions for up to $8,800 million in exit financing that will be used to finance cash payments to be made under our proposed Stand-Alone Plan, to pay transaction costs associated with the reorganization of the Debtors and to fund working capital requirements. The proposed Exit Financing Facility is comprised of (i) $5,500 million of senior secured credit facilities, which includes $4,750 million of term loans and a $750 million revolving credit line that would be available following our emergence from bankruptcy, and (ii) a $3,300 million bridge facility. The commitments were approved by the Bankruptcy Court on June 30, 2004. Funding under the commitments is subject to certain other conditions.

        For additional information, see Item 1, "Business—Certain Significant Business Developments Occurring Since 1999—Events Occurring During the Pendency of the Chapter 11 Cases under Interim Management and Current Management" and Note 2, "Bankruptcy," to the accompanying consolidated financial statements.

Restatement of Consolidated Financial Statements

        Beginning in the first quarter of 2003 and under the direction of the new senior management team, the Company's accounting personnel initiated an analysis, review, and in certain cases, reconstruction of our historical books and records. These efforts identified a number of accounting and bookkeeping errors that required adjustment. In general, the accounting errors arose in connection with prior management's misinterpretation or misapplication of GAAP and its failure to maintain adequate internal controls and appropriate books and records.

        For additional information, see Note 4, "Restatement of Consolidated Financial Statements," to the accompanying consolidated financial statements.

Acquisitions and Dispositions

        Commencing in 1999, the Company, under the direction of Rigas Management, undertook a series of acquisition and financing transactions that dramatically increased the size of the Company and its indebtedness. Adelphia issued Class A Common Stock and entered into significant new financing arrangements in connection with these acquisitions. The effects of these acquisitions have been included in our accompanying consolidated financial statements effective with the purchase dates. For additional information concerning acquisitions, see Item 1, "Business—Certain Significant Business Developments Occurring Since 1999—Acquisitions and Financings" and Note 8, "Acquisitions," to the accompanying consolidated financial statements.

        On January 11, 2002, we completed the TelCove Spin-off whereby all of the shares of common stock of TelCove owned by Adelphia were distributed in the form of a dividend to holders of Class A Common Stock and Class B Common Stock. For additional information, see Note 9, "TelCove," to the accompanying consolidated financial statements.

        Due to our acquisition activity during 2001 and the TelCove Spin-off in January 2002, direct comparisons of our results of operations during such periods are not meaningful without taking into account the effects of the acquisitions. Accordingly, the impacts of acquisitions and the TelCove Spin-off are identified where material in the "Results of Operations" discussion appearing below. In this context, our comparisons of our results of operations exclusive of the effects of acquisitions will include all cable systems which were owned by us at both the beginning and end of the periods compared.

Trends

        We use ARPU as a measure of performance for our business. ARPU represents total annual revenue, divided by twelve months, divided by an average of the number of monthly subscribers for the twelve month period.

        The following table summarizes ARPU for selected revenue components.

	Year ended December 31,
	2003	2002	2001
ARPU:
Cable video revenue (including digital cable and media services), per basic subscriber	$51.56	$47.60	$44.79

HSI revenue, per HSI subscriber	$39.36	$34.95	$43.94

Total revenue, per basic subscriber	$58.40	$51.92	$54.00

        ARPU for cable video revenue increased $3.96, or 8%, in 2003 and $2.81, or 6%, in 2002 when compared to the respective prior year. Historically, cable video ARPU has been increasing and we expect this trend to continue. ARPU for HSI revenue increased $4.41, or 13%, in 2003 and decreased $8.99, or 20%, in 2002 when compared to the prior year. ARPU for HSI revenue decreased in 2002 primarily due to sales promotions for a free introductory period or discounted service. ARPU for total revenue increased $6.48 in 2003, or 12%, when compared to 2002 and decreased $2.08, or 4%, in 2002 when compared to 2001. The $2.08 decrease in 2002 was primarily due to the TelCove Spin-off.

        We face increasing competition for our video services primarily from DBS operators and for our HSI services from local telephone companies. Competition has put downward pressure on the number of basic subscribers and pricing for certain services. Basic cable subscribers decreased 2% in 2003 when compared to 2002 and have continued to decrease in 2004. In an effort to reverse the video subscriber trend, we are increasing our subscriber retention efforts and our emphasis on enhancing and differentiating our video products and services with VOD, HDTV and DVRs.

        Digital cable subscribers increased 6% in 2003 when compared to 2002. We expect our digital cable business to continue to grow but at a lesser rate than was experienced in 2003.

        HSI subscribers increased 54% in 2003 when compared to 2002. Historically, HSI subscribers have been increasing. We expect our HSI business to continue to grow and anticipate continued demand for our HSI service.

        Programming costs increased 10% in 2003 and 15% in 2002 when compared to the respective prior year. Programming costs are expected to continue to rise during the next several years, primarily due to the expansion of service offerings and industry-wide programming cost increases (particularly with respect to sports programming), reflecting both inflation indexed and negotiated license fee increases. To offset these increased rates, we expect to continue to review and adjust as necessary the pricing for our services and create efficiencies in our operations. By way of example, these efficiencies include a reduction in the number of customer care call center operations and the introduction of IVR technology, both of which are designed to improve operating efficiencies, provide a higher level of service to subscribers and reduce the overall cost of serving subscribers.

RESULTS OF OPERATIONS

2003 Compared to 2002

        Revenue.    Revenue increased $338 million, or 10%, during 2003, as compared to 2002. The following table summarizes revenue for the indicated periods (dollars in thousands, except ARPU amounts):

			2003 over 2002
	Year ended December 31,				% of Revenue
			$ Increase (decrease)	% Increase (decrease)
	2003	2002			2003	2002
Cable
Video (including digital)	$2,942,602	$2,779,861	$162,741	6%	82%	85%
High speed Internet (HSI)	371,549	196,383	175,166	89	10	6
Media services	209,837	191,399	18,438	10	6	6

Total cable	3,523,988	3,167,643	356,345	11	98	97

Corporate and other
CLEC	38,053	54,911	(16,858)	(31)	1	2
Other	44,002	45,903	(1,901)	(4)	1	1

Total corporate and other	82,055	100,814	(18,759)	(19)	2	3

Total revenue	$3,606,043	$3,268,457	$337,586	10%	100%	100%

ARPU	$58.40	$51.92	$6.48	12%

        Cable revenue increased $356 million, or 11%, during 2003, as compared to 2002. The increase in cable revenue is primarily attributable to increased revenue from HSI, higher rates for basic and expanded basic service tiers, increased revenue from digital cable and higher media services revenue. The positive impact of higher rates for basic and expanded basic service tiers was partially offset by a decrease in our basic subscriber base. Significant increases in the subscriber bases for HSI service and digital cable tiers accounted for most of the increase in revenue from these services. The $18 million increase in media services revenue is attributable to our ability to increase both the average rate received and the volume of advertising sold as a result of an industry wide trend of viewers switching from broadcast to cable, thereby increasing viewership and the advertising population. Subscribers increased 54% for HSI services and 6% for digital cable and decreased by 2% for basic cable when comparing 2003 to 2002.

        Through April 2004, when we transferred substantially all of our CLEC assets to TelCove in connection with the Global Settlement, we operated CLEC businesses in certain geographical markets. CLEC revenue decreased $17 million primarily as a result of the closure of certain CLEC markets in 2003. For additional information, see Note 9, "TelCove," to the accompanying consolidated financial statements.

        Other revenue during 2003 and 2002 includes revenue from our security monitoring business, our sports programming network (Empire Sports Network) and our long-distance telephone resale business. Other revenue declined primarily as a result of our decision to no longer actively promote the long-distance telephone resale line of business.

        Direct operating and programming costs.    Direct operating and programming costs increased $101 million, or 4%, during 2003, as compared to 2002. The following table summarizes direct operating and programming costs for the periods indicated (dollars in thousands):

			2003 over 2002
	Year ended December 31,				% of Revenue
			$ Increase (decrease)	% Increase (decrease)
	2003	2002			2003	2002
Cable
Programming costs	$1,056,820	$958,485	$98,335	10%	29%	29%
Other cable	1,297,713	1,254,375	43,338	3	36	39

Total cable	2,354,533	2,212,860	141,673	6	65	68

Corporate and other
CLEC	35,236	68,091	(32,855)	(48)	1	2
Other	30,009	37,864	(7,855)	(21)	1	1

Total corporate and other	65,245	105,955	(40,710)	(38)	2	3

Total direct operating and programming costs	$2,419,778	$2,318,815	$100,963	4%	67%	71%

        Programming costs consist primarily of costs paid to programmers for the provision of analog, premium and digital channels and pay-per-view programs. Programming costs increased $98 million, or 10%, primarily due to an increase in the rates paid to programming providers, partially offset by a decrease in basic subscribers. An increase in the number of programming services offered also contributed to the increase.

        Programming costs are expected to continue to rise during the next several years, primarily due to the expansion of service offerings and industry-wide programming cost increases (particularly with respect to sports programming), reflecting both inflation-indexed and negotiated license fee increases. Any cost increases that we are not able to pass on to our subscribers through service rate increases would reduce our operating margins unless offset by improved operational efficiencies.

        Other cable operating costs consist of labor and other costs associated with the provision of cable services to subscribers and the operation and maintenance of the cable systems. The increase in other cable operating costs of $43 million is attributable to increases in employee benefit costs due to rising medical benefit costs and increases in customer call center costs primarily related to the increased focus by new management on quality customer care. These increases were partially offset by a decrease in contract labor costs.

        CLEC direct operating costs decreased $33 million primarily as a result of the closure of certain CLEC markets in 2003.

        Our other operating costs for 2003 and 2002 include costs associated with our sports programming network, our security monitoring business and long-distance telephone resale business. Other costs declined $8 million primarily as a result of our decision to no longer actively promote the long-distance telephone resale line of business.

        Total direct operating and programming costs, expressed as a percentage of revenue, decreased to 67% in 2003 from 71% in 2002. This decrease reflects increased cable revenue from higher rates, as explained above, and improving operating efficiencies. In addition, the closure of certain CLEC markets in 2003 and the decision to no longer actively promote the long-distance telephone resale business, contributed to the percentage decrease in total direct operating and programming costs when expressed as a percentage of revenue.

Selling, general and administrative expenses ("SG&A")

        Third party and Rigas Family Entities.    Third party and Rigas Family Entities SG&A expenses increased $10 million, or 4%, during 2003, as compared to 2002. The following table summarizes certain components of third party and Rigas Family Entities SG&A expenses for the indicated periods (dollars in thousands):

			2003 over 2002
	Year ended December 31,				% of Revenue
			$ Increase (decrease)	% Increase (decrease)
	2003	2002			2003	2002
Cable	$101,990	$86,568	$15,422	18%	3%	3%
Corporate and other
CLEC	1,309	1,180	129	11	—	—
Other	146,101	151,670	(5,569)	(4)	4	4

Total selling, general and administrative expenses	$249,400	$239,418	$9,982	4%	7%	7%

        Third party and Rigas Family Entities SG&A expenses for the cable business increased $15 million, or 18%, primarily due to higher marketing expenses. The higher marketing expenses are associated with costs to develop and launch new packaging and pricing plans for digital cable and HSI during 2003.

        Corporate and other third party and Rigas Family Entities SG&A expenses include those expenses associated with our CLEC operations, as well as corporate functions, our sports programming network, our security monitoring business and our long-distance telephone resale business. Other third party and Rigas Family Entities SG&A expenses decreased $5 million primarily due to a decrease in contracted professional fees, state capital-based tax expense and administrative overhead expenses partially offset by an increase in employee expenses when compared to the 2002 period.

        Investigation and re-audit related fees.    We are incurring certain investigation and re-audit related fees that, although not directly related to the Chapter 11 filing, relate to the investigation of the alleged actions of Rigas Management and related efforts to comply with applicable laws and regulations. These expenses include the re-audit, legal, special investigation and forensic consultant fees of the Company and the Special Committee and have been included in investigation and re-audit related fees in the accompanying consolidated statements of operations. Such expenses were $52 million and $57 million during 2003 and 2002, respectively.

        Compensation expense (benefit) on equity security transactions with the Rigas Family and Rigas Family Entities.    In 2001, the Other Rigas Entities entered into certain agreements whereby the Other Rigas Entities agreed to purchase Class B Common Stock and Series E Preferred Stock from the Company at a future date. As the equity securities were issued to entities controlled by the Rigas Family, the majority of whom were employees of the Company, the Company recognized compensation expense (benefit) for these equity securities under APB Opinion No. 25. Accordingly, the difference between the purchase price of the securities and their market price has been reflected as adjustments to compensation expense (benefit). Compensation expense (benefit) of ($101 million) was recorded during 2002. See Note 6, "Transactions with the Rigas Family and Rigas Family Entities," to the accompanying consolidated financial statements.

        Depreciation.    Depreciation expense decreased by $128 million, or 13%, during 2003, as compared to 2002. The following table summarizes certain components of depreciation expense for the indicated periods (dollars in thousands):

			2003 over 2002
	Year ended December 31,				% of Revenue
			$ Increase (decrease)	% Increase (decrease)
	2003	2002			2003	2002
Cable	$823,909	$926,661	$(102,752)	(11)%	23%	28%
Corporate and other
CLEC	11,732	25,962	(14,230)	(55)	—	1
Other	20,921	31,590	(10,669)	(34)	1	1

Total depreciation expense	$856,562	$984,213	$(127,651)	(13)%	24%	30%

        The decrease in cable depreciation expense during 2003, as compared to 2002, is attributable to the net effect of (i) a decrease in depreciation expense associated with property and equipment that has become fully depreciated or was retired and (ii) an increase in depreciation expense due to capital expenditures. Associated with the rebuild and upgrade of our cable systems, the useful lives used to depreciate cable plant have been adjusted such that the cable plant will be fully depreciated by the time the rebuild has been completed. Such adjusted depreciation declined by $54 million in 2003 as compared to 2002. The remaining decrease of $188 million in depreciation expense in 2003 as compared to 2002 is primarily attributable to other cable property and equipment becoming fully depreciated or was retired. Offsetting this decrease is an increase in depreciation expense of $139 million due to capital expenditures in 2003 and the full year effect of capital expenditures from 2002.

        Corporate and other depreciation expense decreased $25 million primarily as a result of the closure of certain CLEC markets in 2003 and other non-cable property and equipment which became fully depreciated or was retired.

        Amortization.    Amortization expense remained consistent at $163 million in 2003 as compared to $169 million in 2002.

        Impairments of long-lived assets.    Impairment charges were $18 million in 2003 as compared to $2,032 million in 2002. During 2003, we evaluated the recoverability of our long-lived assets in Brazil and recognized impairment charges of $17 million. In addition, impairment charges of $1 million were recognized in 2003 related to our franchise rights. During 2002, we evaluated the recoverability of our long-lived assets and recognized impairment charges totaling $2,032 million related to the impairment of certain tangible and intangible assets. This amount primarily relates to impairments of cable franchise rights and goodwill recorded as a result of the decline in the fair value of our cable franchise rights and goodwill driven by the Debtors' Chapter 11 filing. Impairments were also recognized in 2002 from the discontinuance of a call center and billing system that we had been developing internally since 1998 and our decision to cease construction of a golf course. For additional information, see Note 12, "Impairment of Long-Lived Assets," to the accompanying consolidated financial statements.

        Provision for uncollectible amounts due from TelCove and cost of TelCove settlement.    Expense for TelCove bad debt provisions and settlements was $98 million in 2003 as compared to $549 million in 2002. During the fourth quarter of 2003, we recorded a $98 million charge related to the Global Settlement with TelCove. During 2002, we recorded an aggregate $549 million provision for uncollectible amounts due from TelCove, representing the full amount that had been advanced to TelCove. For additional information, see Note 9, "TelCove," to the accompanying consolidated financial statements.

        Provision for uncollectible amounts due from the Rigas Family and Rigas Family Entities.    We recorded provisions for amounts due from the Rigas Family and Rigas Family Entities of $5 million in 2003 and $1,762 million in 2002. Prior to the Petition Date, we adjusted the allowance for uncollectible amounts based on increases or decreases in the values of the underlying net assets available to the Rigas Family and each of the Rigas Family Entities for repayment of amounts advanced. Therefore, changes in the provision are a result of changes in the fair value of the underlying net assets of the Rigas Family and Rigas Family Entities, as well as changes in amounts due from the Rigas Family and Rigas Family Entities. Our assessment of collectibility was based on an orderly sale of the Rigas Family's and Rigas Family Entities' underlying assets and did not apply current circumstances to prior periods. Subsequent to the Petition Date, we ceased the recognition of increases in values of the underlying assets of the Rigas Family Entities. The 2002 change was primarily due to decreases in the value of the underlying net assets available to the Rigas Family and each of the Rigas Family Entities for repayment of amounts advanced driven by the Debtors' Chapter 11 filing. For additional information, see Note 6, "Transactions with the Rigas Family and Rigas Family Entities," to the accompanying consolidated financial statements.

        Gains (losses) on disposition of long-lived assets and cable systems exchanges.    In 2002, we sold certain timber rights which had been acquired by Rigas Management, recognizing a loss of $7 million. For additional information, see Note 6, "Transactions with the Rigas Family and Rigas Family Entities," to the accompanying consolidated financial statements.

        Interest expense, net of amounts capitalized.    Interest expense, net of amounts capitalized, was $382 million in 2003 as compared to $758 million in 2002. Interest expense, net of amounts capitalized, decreased $376 million, or 50%, during 2003, as compared to 2002. The decrease in interest expense, net of amounts capitalized, principally reflects interest that was not paid or accrued on certain debt that is subject to compromise as a result of our Chapter 11 filing. During 2003, the average monthly debt balance on which we paid or accrued interest was $7,233 million, as compared to $11,302 million in 2002. Since the Petition Date, we have been paying or accruing interest only on amounts outstanding under the DIP Facility and the pre-petition credit agreements, including the entire principal balance outstanding under the co-borrowing agreements. A decrease in average interest rates to 5.6% in 2003 from 7.0% in 2002 also contributed to the decrease. This decrease in interest expense, net of amounts capitalized, was partially offset by a $15 million decrease in capitalized interest during 2003, as compared to 2002.

        Reorganization expenses due to bankruptcy.    Certain expenses directly related to the Chapter 11 filing are expensed and included in reorganization expenses due to bankruptcy. Such expenses aggregated $99 million and $49 million during 2003 and 2002, respectively. The increase is primarily due to a $34 million increase in professional fees due to a full year of activity in 2003 and a $16 million increase in contract and lease rejection costs. We will continue to incur significant reorganization expenses until we emerge from bankruptcy. For additional information, see Note 2, "Bankruptcy," to the accompanying consolidated financial statements.

        Other income (expense), net.    Other income (expense) was $7 million and ($143 million) during 2003 and 2002, respectively. During 2003, other income (expense) included $3 million of interest income and a $4 million gain on the sale of an investment. During 2002, we recorded a ($175 million) reserve related to the Company's offer to settle the SEC Civil Action and to resolve the DoJ's ongoing investigation of Adelphia. This reserve was partially offset by the recognition of approximately $37 million of previously deferred income upon the termination of agreements with certain providers of interactive programming. For additional information, see Note 21, "Commitments and Contingencies," and Note 11, "Cost and Other Investments," to the accompanying consolidated financial statements.

        Income tax (expense) benefit.    We had an income tax expense of ($117 million) and ($77 million) during 2003 and 2002, respectively. Such amounts differ from the amounts that would have resulted from the application of statutory tax rates due primarily to increases in the valuation allowances provided against our net operating loss carryforwards and other deferred tax assets during 2003 and 2002. Such valuation allowances do not take into account the net operating loss carryforwards that could be utilized to offset the income that might result from the discharge of liabilities if the Debtors were to emerge from bankruptcy. In addition, a statutory ownership change, as defined in Section 382 of the Internal Revenue Code, will occur upon issuance of new common stock to claimholders. Any such ownership change will likely limit the annual usage of any remaining net operating loss carryforwards that were generated prior to the change of ownership. For additional information, see Note 18, "Income Taxes," to the accompanying consolidated financial statements.

        Share of earnings (losses) of equity affiliates, net.    Our share of losses of our equity affiliates was ($3 million) and ($120 million) during 2003 and 2002, respectively. The 2002 amount primarily includes ($123 million) of the losses of Devon Mobile. The Devon Mobile losses include ($114 million) of charges that were recognized by us in connection with Devon Mobile's Chapter 11 filing. As a result of the separate Chapter 11 filings of Devon Mobile and Century/ML Cable, we suspended the use of the equity method of accounting effective August 19, 2002 for Devon Mobile and effective September 30, 2002 for Century/ML Cable. Subsequent to the respective effective dates of such Chapter 11 filings, we have carried each of these investments at cost. In addition, in connection with the Devon Mobile bankruptcy filing, the receivables from Devon Mobile have been fully reserved and the investment has been fully impaired. For additional information, see Note 10, "Investments in Equity Affiliates and Related Receivables," to the accompanying consolidated financial statements.

        Minority's interest in losses of subsidiaries, net.    Minority's interest in losses of subsidiaries, net was $25 million in 2003 as compared to $119 million in 2002. Minority's interest in losses of subsidiaries represents the minority interest owner's share of the losses of our majority-owned subsidiaries. For 2003 and 2002, the minority's interest share of losses of subsidiaries relates entirely to Century-TCI. The decrease is attributable primarily to impairment charges of $333 million relating to goodwill and franchise intangible assets in 2002. In 2002, the minority's interest share of such impairment charges was $83 million.

        Cumulative effects of accounting changes.    In connection with our January 1, 2002 adoption of SFAS No. 142, we recognized a $1,406 million transitional impairment loss as a cumulative effect of an accounting change. For additional information, see Note 5, "Recent Accounting Pronouncements," to the accompanying consolidated financial statements.

        Net loss.    Our net loss was $833 million during 2003, as compared to $7,189 million during 2002. During 2003, we recorded $121 million of impairment charges and provisions for uncollectible amounts from TelCove and the Rigas Family and Rigas Family Entities, compared to $4,343 million in 2002. Additionally, in 2002 we recognized a $1,406 million impairment loss as a cumulative effect of an accounting change from the adoption of SFAS No. 142. We are attempting to improve our operating results by increasing revenue while containing, and wherever possible, reducing expenses and capital expenditures. Future increases in revenue are dependent on our ability to (i) increase the penetration of our digital and HSI services, (ii) launch new service offerings, (iii) implement rate increases and (iv) maintain or increase the number of basic cable subscribers. We initiated cost reduction and containment efforts in 2003 and 2002 and we expect to focus on available opportunities to reduce or contain costs for the foreseeable future. Our ability to increase revenue and reduce or contain expenses and capital expenditures may be adversely affected by unfavorable developments in the Chapter 11 proceedings and by competitive, regulatory, technological and other factors outside of our control. Accordingly, no assurance can be given that we will be able to improve our operating results in future periods.

2002 Compared to 2001

        As discussed previously, the comparability of the 2002 and 2001 results is affected by acquisition activity and the TelCove Spin-off. In 2002 as compared to 2001, the effect of acquired cable systems accounted for a $95 million increase in revenue, a $45 million increase in direct operating and programming costs, a $3 million increase in selling, general and administrative expenses and a $57 million increase in depreciation expense. The TelCove Spin-off accounted for a $397 million decrease in revenue, a $448 million decrease in direct operating costs, a $21 million decrease in selling, general and administrative expenses and a $203 million decrease in depreciation and amortization expense. For additional information, see Note 8, "Acquisitions," and Note 9, "TelCove," to the accompanying consolidated financial statements.

        Revenue.    Total revenue decreased $57 million, or 2%, during 2002, as compared to 2001. The following table summarizes revenue for the indicated periods (dollars in thousands, except ARPU amounts):

			2002 over 2001
	Year ended December 31,				% of Revenue
			$ Increase (decrease)	% Increase (decrease)
	2002	2001			2002	2001
Cable
Video (including digital)	$2,779,861	$2,576,012	$203,849	8%	85%	77%
HSI	196,383	105,349	91,034	86	6	3
Media services	191,399	162,461	28,938	18	6	6

Total cable	3,167,643	2,843,822	323,821	11	97	86

Corporate and other
CLEC	54,911	431,320	(376,409)	(87)	2	13
Other	45,903	49,921	(4,018)	(8)	1	1

Total corporate and other	100,814	481,241	(380,427)	(79)	3	14

Total revenue	$3,268,457	$3,325,063	$(56,606)	(2)%	100%	100%

ARPU	$51.92	$54.00	$(2.08)	(4)%

        Cable revenue increased $324 million, or 11%, during 2002, as compared to 2001. The effect of acquired cable systems accounted for a $95 million, or a 3%, increase in cable revenue. The remaining increase in cable revenue is primarily attributable to higher rates for basic and expanded basic service tiers, increased revenue from HSI services and digital cable, and higher media services revenue. The positive impact of higher rates for basic and expanded basic service tiers was partially offset by a 2% decrease in our basic subscriber base, excluding the effect of acquired cable systems. Significant increases in the subscriber bases for HSI service and digital cable tiers accounted for most of the increase in revenue from these services. Excluding the effect of acquired cable systems, HSI and digital cable subscribers increased 101% and 32%, respectively, when compared to 2001. Media services revenue increased $29 million, or 18%, due to our ability to increase both the average rate received and the volume of services sold.

        CLEC revenue decreased $376 million primarily as a result of the TelCove Spin-off. This decrease was slightly offset by an increase in the existing CLEC markets retained by us.

        Direct operating and programming costs.    Direct operating and programming costs decreased $192 million, or 8%, during 2002, as compared to 2001. During 2002, the effect of acquired cable systems accounted for a $45 million, or a 2%, increase in direct operating and programming costs. Also during 2002, the TelCove Spin-off accounted for an approximate $448 million, or 18%, reduction of direct operating costs compared to costs in 2001. As a result of the TelCove Spin-off, percentage of revenue calculations between 2002 and 2001 may not be comparable. The following table summarizes direct operating and programming costs for the periods indicated (dollars in thousands):

			2002 over 2001
	Year ended December 31,				% of Revenue
			$ Increase (decrease)	% Increase (decrease)
	2002	2001			2002	2001
Cable
Programming costs	$958,485	$832,923	$125,562	15%	29%	25%
Other	1,254,375	1,180,491	73,884	6	39	36

Total cable	2,212,860	2,013,414	199,446	10	68	61

Corporate and other
CLEC	68,091	460,091	(392,000)	(85)	2	14
Other	37,864	37,302	562	2	1	1

Total corporate and other	105,955	497,393	(391,438)	(79)	3	15

Total direct operating and programming costs	$2,318,815	$2,510,807	$(191,992)	(8)%	71%	76%

        Programming costs increased $126 million, or 15%, primarily due to an increase in the rates paid to programming providers, partially offset by a decrease in basic subscribers. The effect of acquired cable systems accounted for a $39 million, or a 5%, increase in programming costs.

        Other cable operating costs increased $74 million, or 6%, and were primarily attributable to higher employee expenses associated with the expansion of call center operations, data network expansion and franchise fees paid to municipalities. The effect of acquired cable systems accounted for $6 million of the increase in other cable operating costs.

        CLEC direct operating expenses decreased $392 million primarily as a result of the TelCove Spin-off. This decrease was partially offset by increases in operating costs in the existing CLEC markets retained by us.

        Total direct operating and programming costs, expressed as a percentage of revenue, decreased to 71% in 2002 from 76% in 2001. This decrease was due to the TelCove Spin-off which was partially offset by increased programming costs and other cable operating costs, as discussed above, which increased at a faster pace than cable revenue.

Selling, general and administrative expenses

        Third party and Rigas Family Entities.    Third party and Rigas Family Entities SG&A expenses decreased $13 million, or 5%, during 2002, as compared to 2001. As a result of the TelCove Spin-off, percentage of revenue calculations between 2002 and 2001 may not be comparable. The following table summarizes selling, general and administrative expenses for the indicated periods (dollars in thousands):

			2002 over 2001
	Year ended December 31,				% of Revenue
			$ Increase (decrease)	% Increase (decrease)
	2002	2001			2002	2001
Cable	$86,568	$85,081	$1,487	2%	3%	3%
Corporate and other
CLEC	1,180	22,353	(21,173)	(95)	—	1
Other	151,670	145,428	6,242	4	4	4

Total selling, general and administrative expenses	$239,418	$252,862	$(13,444)	(5)%	7%	8%

        Cable third party and Rigas Family Entities SG&A expenses increased $1 million, or 2%, primarily due to the effect of acquired cable systems.

        CLEC third party and Rigas Family Entities SG&A expenses decreased $21 million primarily as a result of the TelCove Spin-off.

        Other expenses include third party and Rigas Family Entities SG&A expenses associated with our corporate functions, as well as our security monitoring business, our sports programming network and long-distance telephone resale business. Other third party and Rigas Family Entities SG&A expenses increased $6 million, or 4%, primarily due to increased employee costs and professional fees partially offset by a decrease in various corporate overhead expenses in 2002 as compared to 2001.

        Investigation and re-audit related fees.    During 2002, we started incurring certain investigation and re-audit related fees that, although not directly related to the Chapter 11 filing, related to the investigation of the alleged actions of Rigas Management and related efforts to comply with applicable laws and regulations. These expenses include the re-audit, legal, special investigation and forensic consultant fees of the Company and the Special Committee and have been included in investigation and re-audit related fees in the accompanying consolidated statements of operations. Such expenses were $57 million during 2002.

        Compensation expense (benefit) on equity security transactions with the Rigas Family and Rigas Family Entities.    In 2001, the Other Rigas Entities entered into certain agreements whereby the Other Rigas Entities agreed to purchase Class B Common Stock and Series E Preferred Stock from the Company at a future date. As the equity securities were issued to entities controlled by the Rigas Family, the majority of whom were employees of the Company, the Company recognized compensation expense (benefit) for these equity securities under APB Opinion No. 25. Accordingly, the difference between the purchase price of the securities and their market price has been reflected as adjustments to compensation expense (benefit). Compensation expense (benefit) of ($101 million) and $101 million was recorded during 2002 and 2001, respectively. See Note 6, "Transactions with the Rigas Family and Rigas Family Entities," to the accompanying consolidated financial statements.

        Depreciation.    Depreciation expense increased by $77 million during 2002, as compared to 2001. The following table summarizes certain components of depreciation expense for the indicated periods (dollars in thousands):

			2002 over 2001
	Year ended December 31,				% of Revenue
			$ Increase (decrease)	% Increase (decrease)
	2002	2001			2002	2001
Cable	$926,661	$702,335	$224,326	32%	28%	21%
Corporate and other
CLEC	25,962	157,187	(131,225)	(83)	1	5
Other	31,590	47,278	(15,688)	(33)	1	1

Total depreciation expense	$984,213	$906,800	$77,413	9%	30%	27%

        The increase in cable depreciation expense during 2002, as compared to 2001, is attributable to the net effect of (i) an increase in depreciation expense due to capital expenditures and the effect of acquired cable systems, (ii) an increase in depreciation due to a shortening of the useful lives for set-top boxes, remotes and modems and (iii) a decrease in depreciation expense associated with property and equipment that has become fully depreciated or was retired. During 2002, capital expenditures and property and equipment acquired through acquisitions accounted for approximately $198 million of the change in depreciation expense (approximately $57 million due to the effect of acquired cable systems). The capital expenditures are associated with the rebuild and upgrade of our cable systems. Effective January 1, 2002, we began calculating depreciation using useful lives that were shorter than those used prior to that date for set-top boxes, remotes and modems. The impact of changing these useful lives during 2002 was a $95 million increase in depreciation expense, as compared to 2001. For additional information, see Note 3, "Summary of Significant Accounting Policies," to the accompanying consolidated financial statements. Associated with the rebuild and upgrade of our cable systems, the useful lives used to depreciate cable plant have been adjusted such that the cable plant will be fully depreciated by the time the rebuild has been completed. Such adjusted depreciation declined by approximately $27 million in 2002 as compared to 2001. The remaining decrease of $42 million in cable depreciation expense in 2002 as compared to 2001 is primarily attributable to other cable property and equipment becoming fully depreciated or retired.

        Corporate and other depreciation expense decreased by $147 million primarily as a result of the TelCove Spin-off. Offsetting these decreases is an increase in depreciation expense due to corporate and CLEC capital expenditures in 2002 and the full year effect of capital expenditures from 2001. Other property and equipment which became fully depreciated or was retired also contributed to the decrease in depreciation expense.

        Amortization.    Amortization expense was $169 million during 2002 and $523 million during 2001 resulting in a decrease of $354 million, or 68%, during 2002, as compared to 2001. Amortization expense decreased $354 million during 2002 primarily as a result of the adoption of SFAS No. 142, which required us to cease the amortization of goodwill and franchise rights effective January 1, 2002 and the effect of the TelCove Spin-off. The impact of adopting SFAS No. 142 and the effect of the TelCove Spin-off is partially offset by increases in the amortizable balance of other intangible assets due to the full year effect of 2001 acquisitions.

        Impairment of long-lived assets.    During 2002 and 2001, we evaluated the recoverability of our long-lived assets and recognized impairment charges totaling $2,032 million and $4,658 million, respectively, related to the impairment of certain of these assets. During 2002, this amount primarily related to impairments recorded as a result of the decline in the fair value of our cable franchise rights and goodwill driven by the Debtors' Chapter 11 filing. Impairments were also recognized in 2002 from the discontinuance of an internal operations call center and billing system that we had been developing since 1998 and our decision to cease construction of a golf course. During 2001, the majority of our impairments related to goodwill and franchise rights associated with our cable business and goodwill and property and equipment associated with our CLEC operations. For additional information, see Note 12, "Impairment of Long-Lived Assets," to the accompanying consolidated financial statements.

        Provision for uncollectible amounts due from TelCove and cost of TelCove settlement.    During 2002, we recorded an aggregate $549 million provision in 2002 for uncollectible amounts due from TelCove, representing the full amount that had been advanced to TelCove, including a $15 million loan by us to TelCove under the TelCove DIP Credit Agreement. For additional information, see Note 9, "TelCove," to the accompanying consolidated financial statements.

        Provision for uncollectible amounts due from the Rigas Family and Rigas Family Entities.    We recorded provisions for the amounts due from the Rigas Family and Rigas Family Entities of $1,762 million in 2002 and $223 million in 2001. Prior to the Petition Date, we adjusted the allowance for uncollectible amounts due from the Rigas Family and Rigas Family Entities based on increases or decreases in the values of the underlying net assets available to the Rigas Family and each of the Rigas Family Entities for repayment of amounts advanced. Therefore, changes in the provision are a result of changes in the fair value of the underlying net assets of the Rigas Family and Rigas Family Entities, as well as changes in the amounts due from the Rigas Family and Rigas Family Entities. Our assessment of collectibility was based on an orderly sale of the Rigas Family's and Rigas Family Entities' underlying assets and did not apply current circumstances to prior periods. Subsequent to the Petition Date, we ceased the recognition of increases in values of the underlying assets of the Rigas Family Entities. The significant increase in the provision for 2002 was due to the substantial decline, as a result of the Company's Chapter 11 filing, in the value of the Company's securities, which comprised a large portion of the assets held by the Rigas Family and Rigas Family Entities. For additional information, see Note 6, "Transactions with the Rigas Family and Rigas Family Entities," to the accompanying consolidated financial statements.

        Gains (losses) on dispositions of long-lived assets and cable systems exchanges.    In 2002, we sold certain timber rights that had been acquired by Rigas Management, recognizing a loss of ($7 million). In 2001, we recorded a $542 million pre-tax gain related to an exchange of cable systems assets with Comcast. For additional information, see Note 6, "Transactions with the Rigas Family and Rigas Family Entities," and Note 8, "Acquisitions," to the accompanying consolidated financial statements.

        Interest expense, net of amounts capitalized.    Interest expense, net of amounts capitalized, was $758 million in 2002 as compared to $1,282 million in 2001. Interest expense, net of amounts capitalized, decreased $524 million, or 41%, during 2002, as compared to 2001. The decrease in interest expense, net of amounts capitalized, principally reflects interest that was not paid or accrued on debt that is subject to compromise as a result of our Chapter 11 filing. During 2002, the average monthly debt balance on which we paid or accrued interest was $11,302 million, as compared to $15,986 million in 2001. Since the Petition Date, we have been paying or accruing interest only on amounts outstanding under the DIP Facility and the pre-petition credit agreements, including the entire principal balance outstanding under the co-borrowing agreements. The average monthly balance of our bank debt was approximately $6,817 million during the last half of 2002. A decrease in average interest rates to 7.0% in 2002 from 8.4% in 2001, also contributed to the decrease.

        Reorganization expenses due to bankruptcy.    Certain fees directly related to the Chapter 11 filing are expensed and included in reorganization expenses due to bankruptcy. Such expenses were $49 million during 2002 and represented primarily professional fees. For additional information, see Note 2, "Bankruptcy," to the accompanying consolidated financial statements.

        Impairment of cost and available-for-sale investments.    We recorded impairments of our cost and available-for-sale investments of $7 million and $56 million during 2002 and 2001, respectively. The 2002 amount primarily includes $5 million related to the write-off of our investment in TV Gateway. The 2001 amount includes $26 million related to the write-off of our investment in Commerce.TV, Inc., $11 million related to the write-down of our investment in UnitedGlobalCom, Inc. preferred stock, $6 million related to the write down of our investment in Wink Communications, Inc. and $13 million related to the write-off or write-down of other investments. For additional information, see Note 11, "Cost and Other Investments," to the accompanying consolidated financial statements.

        Other income (expense), net.    Other income (expense) was ($143 million) and $30 million during 2002 and 2001, respectively. During 2002, we recorded a ($175 million) reserve related to the Company's offer to settle the SEC Civil Action and to resolve the DoJ's ongoing investigation of Adelphia. This reserve was partially offset by the recognition of approximately $37 million of previously deferred income upon the termination of agreements with certain providers of interactive programming. In 2001, we recognized $49 million of previously deferred income related to At Home and offset by a ($19 million) loss from changes in fair value of warrants. For additional information, see Note 11, "Cost and Other Investments," to the accompanying consolidated financial statements.

        Income tax (expense) benefit.    Income tax expense was ($77 million) and income tax benefit was $171 million during 2002 and 2001, respectively. Such amounts differ from the amounts that would have resulted from the application of statutory tax rates due primarily to increases in the valuation allowances provided against our net operating loss carryforwards and other deferred tax assets during 2002 and 2001. As discussed under "2003 Compared to 2002—Income tax expense" above, such loss carryforwards and the related valuation allowances may be significantly impacted in the event the Debtors emerge from bankruptcy. For additional information, see Note 18, "Income Taxes," to the accompanying consolidated financial statements.

        Share of earnings (losses) of equity affiliates, net.    Our share of earnings (losses) of equity affiliates was ($120 million) and $25 million during 2002 and 2001, respectively. The 2002 amount primarily includes ($123 million) of losses from Devon Mobile. The Devon Mobile losses include ($114 million) of charges that were recognized by us in connection with Devon Mobile's Chapter 11 filing. As a result of the separate Chapter 11 filings of Devon Mobile and Century/ML Cable, we suspended the use of the equity method of accounting effective August 19, 2002 for Devon Mobile and effective September 30, 2002 for Century/ML Cable. Subsequent to the respective effective dates of such Chapter 11 filings, we have carried each of these investments at cost. In addition, in connection with the Devon Mobile bankruptcy filing, the receivables from Devon Mobile have been fully reserved and the investment has been fully impaired. The 2001 earnings include $36 million and $8 million representing our share of the earnings of Devon Mobile and TelCove's equity affiliates, respectively, as well as $5 million of other net equity earnings. These earnings were partially offset by equity losses of ($24 million) associated with our investment in Across Media Networks, LLC ("Across Media"). The Company fully impaired its investment in and receivable from Across Media in 2001 as a result of Across Media's bankruptcy filing. Devon Mobile's earnings during 2001 are attributable primarily to the recognition of a gain in connection with the sale of certain Federal Communications Commission licenses in Florida. TelCove's equity affiliates were included with the TelCove Spin-off. For additional information, see Note 10, "Investments in Equity Affiliates and Related Receivables," to the accompanying consolidated financial statements.

        Minority's interest in losses of subsidiaries, net.    Minority's interest in losses of subsidiaries was $119 million during 2002, as compared to $349 million during 2001. Such decrease is primarily attributable to a decrease of $172 million in the minority's interest share of Century-TCI's net loss and a decrease of $58 million relating to the effect of the TelCove Spin-off in 2002. The decrease in Century-TCI's net loss is primarily attributable to impairment charges of $333 million and $986 million in 2002 and 2001 respectively, relating to goodwill and franchise intangible assets. In 2002, the minority's interest share of such impairment charges was $83 million compared to $246 million in 2001.

        Cumulative effects of accounting changes.    In connection with our January 1, 2002 adoption of SFAS No. 142, we recognized a $1,406 million transitional impairment loss as a cumulative effect of accounting changes. In connection with our January 1, 2001 adoption of SFAS No. 133, we recognized a $4 million loss, net of the related tax benefit of $3 million, in connection with the SFAS No. 133 requirement to carry certain warrants at fair value. Such loss has been reported as a cumulative effect of accounting changes in accordance with SFAS No. 133. For additional information, see Note 5, "Recent Accounting Pronouncements," to the accompanying consolidated financial statements.

        Net loss.    Our net loss was $7,189 million during 2002, as compared to $6,117 million during 2001. Both periods' results were significantly affected by impairment charges and provisions for uncollectible amounts. As noted above, in 2002 we recorded $2,311 million of provisions for uncollectible amounts from TelCove and the Rigas Family Entities compared to $223 million in the previous year. Additionally, in 2002 we recognized a $1,406 million impairment loss as a cumulative effect of an accounting change from the adoption of SFAS No. 142. These losses were partially offset by a decrease in impairments of long-lived assets to $2,032 million in 2002 from $4,658 million in 2001. See "2003 compared to 2002—Net Loss" above for a discussion of our plans to improve operating results.

Quarterly Data

        The following table presents unaudited consolidated statement of operations quarterly data for the periods indicated (in thousands, except share and per share amounts):

	Three months ended
	December 31, 2003	September 30, 2003	June 30, 2003	March 31, 2003
	(unaudited)
Revenue	$947,843	$909,606	$896,818	$851,776
Operating loss	$(173,677)	$(23,843)	$(13,005)	$(45,090)
Net loss	$(334,959)	$(177,170)	$(141,358)	$(179,125)
Basic and diluted loss per weighted average share of common stock	$(1.33)	$(0.71)	$(0.56)	$(0.71)
Weighted average shares of common stock outstanding	253,747,739	253,747,604	253,747,604	253,747,604

        In light of the substantial time, effort, and expense incurred since January 2003 to complete our audited consolidated financial statements for 2001, 2002 and 2003, we have determined that extensive additional efforts would be required to prepare quarterly financial statements for periods prior to 2003. In addition, we would be required to make certain additional assumptions to produce these quarterly financial statements due to the fact that Rigas Management did not maintain certain financial data on a quarter-by-quarter basis prior to 2003. Therefore, we believe that such information, based on these assumptions, would not materially add to the mix of information available to the public. Accordingly, we have not undertaken to prepare such quarterly information.

LIQUIDITY AND CAPITAL RESOURCES

Going Concern and Bankruptcy

        The accompanying consolidated financial statements have been prepared assuming that Adelphia will continue as a going concern, which contemplates continuity of our operations and realization of our assets and payments of our liabilities in the ordinary course of business. As described above under "Overview," we have filed voluntary petitions to reorganize under Chapter 11. No assurance can be given that we will emerge from bankruptcy. The matters discussed under this section that relate to future events or expectations may be significantly affected by the outcome of the Chapter 11 proceedings. The Chapter 11 proceedings will involve, or may result in, various restrictions on our activities, limitations on financing, the need to obtain Bankruptcy Court, Creditors' Committee and Equity Committee approval for various matters and uncertainty as to relationships with vendors, suppliers, investors, employees, subscribers and others with whom we may conduct or seek to conduct business. Continuation of Adelphia as a going concern is contingent upon, among other things, the confirmation of a plan of reorganization and our ability to generate sufficient net cash provided by operating activities and financing activities to meet our future obligations. If no reorganization plan is approved, it is possible that our assets may be liquidated. Moreover, we are considering selling all or a portion of our assets as an alternative to emerging from bankruptcy. These matters raise significant doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of the uncertainties.

Rigas Co-Borrowing Entities

        We are in the process of evaluating whether the Company is the primary beneficiary for each of the Rigas Co-Borrowing Entities, as contemplated by the Financial Accounting Standards Board ("FASB") Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), and as subsequently revised in December 2003 ("FIN 46-R"). Due to the significant amounts owed to us by the Rigas Co-Borrowing Entities, we believe that we will have access to the positive cash flows, if any, of the Rigas Co-Borrowing Entities for the foreseeable future. Conversely, due to the inability of the Rigas Family to provide funding to the Rigas Co-Borrowing Entities, we believe that we will be required to provide or otherwise arrange for the funding of the cash requirements of the Rigas Co-Borrowing Entities for the foreseeable future. Nevertheless, until such time as we own controlling interests in the Rigas Co-Borrowing Entities, we will not be able to use the Managed Cable Entities' cable television assets and related cash flows to secure or otherwise support external financing, including the Extended DIP Facility and any external financing we obtain if we emerge from bankruptcy. Although we are seeking to obtain controlling interests in the Rigas Co-Borrowing Entities, we cannot predict whether we will be able to obtain such controlling interests on terms acceptable to us. For additional information, see Note 5, "Recent Accounting Pronouncements," to the accompanying consolidated financial statements.

LIQUIDITY

Historical Sources and Uses of Cash

        The following table summarizes net cash provided by (used in) operating activities, net cash used in investing activities and net cash provided by financing activities during the indicated periods (amounts in thousands):

	Year ended December 31,
	2003	2002	2001
Operating activities	$506,604	$651,295	$(391,156)

Investing activities:
Capital expenditures	$(723,521)	$(1,235,884)	$(2,403,989)
Acquisitions	—	(2,101)	(1,132,245)
Other investing activities	197,626	(405,917)	(438,840)

Total investing activities	$(525,895)	$(1,643,902)	$(3,975,074)

Financing activities	$48,322	$1,094,763	$4,432,503

        Operating Activities.    Net cash provided by (used in) operating activities for the years ended December 31, 2003, 2002 and 2001 was $507 million, $651 million and ($391 million), respectively. The increase in net cash provided by operating activities during 2002 as compared to 2001 is primarily attributable to our inability, prior to the Debtors' Chapter 11 filing, to timely pay our vendors and the decrease in interest payments as a result of our Chapter 11 filing. Since the Petition Date, we have been paying or accruing interest only on amounts outstanding under the DIP Facility and the pre-petition credit agreements, including the entire principal balance outstanding under the co-borrowing arrangements.

        Investing Activities.    Fluctuations in the amount of cash used in investing activities are primarily a function of the timing of acquisitions and capital expenditures. The decrease in cash used in investing activities in 2003 and 2002 is primarily attributable to (i) a retrenchment in capital spending that was implemented around the time of the Chapter 11 filing and which continued into 2003 and (ii) the suspension of acquisition activity in 2002. During 2001 we used net cash of $1,236 million to complete acquisitions. The higher level of capital expenditures during 2001 is primarily attributable to our efforts to upgrade and rebuild our cable systems, much of which was acquired pursuant to acquisitions that were consummated in 2001, 2000 and 1999. For additional information, see Note 8, "Acquisitions," to the accompanying consolidated financial statements.

        Financing Activities.    Cash provided by financing activities is primarily comprised of borrowings, net of repayments, and proceeds received in connection with the issuance of equity securities. The lower levels of cash provided by financing activities during 2003 and 2002 are primarily a function of a decrease in cash used in investing activities in response to the reduction in our financial flexibility that resulted from the Debtors' Chapter 11 filing. The higher level of cash provided by financing activities during 2001 is primarily attributable to the capital raised to meet the higher cash requirements of our investing and operating activities during those periods.

CURRENT AND FUTURE SOURCES OF LIQUIDITY

General

        Since the Petition Date, we have utilized cash provided by operating activities and borrowings under (i) the DIP Facility and (ii) the Extended DIP Facility to fund capital expenditures and other liquidity requirements. As discussed in greater detail below, our restricted cash balances do not represent sources of short-term liquidity.

DIP Facility

        In connection with the Chapter 11 filings, the Loan Parties entered into the $1,500 million DIP Facility, which was subsequently superceded and replaced by the Extended DIP Facility, which is described below. On August 23, 2002, the Bankruptcy Court approved the DIP Facility, and on September 3, 2002, the Loan Parties closed on the DIP Facility. As part of the closing, the proceeds from the loan made pursuant to the DIP Facility (the "Tranche B Loan") in the amount of $200 million were funded and transferred into certain investment accounts maintained with the administrative agent. Prior to the extension of the DIP Facility, which is described below, the DIP Facility was scheduled to expire on the earlier of June 25, 2004 or upon the occurrence of certain other events as described in the DIP Facility. Subject to certain cash management restrictions, borrowings under the DIP Facility could be used for general corporate purposes and investments, as defined in the agreement. The DIP Facility was secured by a first priority lien on all of our unencumbered assets, a super priority lien on all of our assets securing our pre-petition bank debt, and a junior lien on all other assets subject to valid pre-existing liens. The DIP Facility consisted of a $1,300 million revolving credit facility (the "Tranche A Loan") and the $200 million Tranche B Loan. Loans under the DIP Facility accrued interest either (i) at the Alternate Base Rate (which was the greatest of the Prime Rate, the Base CD Rate plus 1% per annum or the Federal Funds Effective Rate plus 0.5% per annum) plus 2.5% per annum or, (ii) in the case of Eurodollar loans, at the Adjusted London interbank offered rate ("LIBOR"), as defined in the DIP Facility, plus 3.5% per annum. At December 31, 2003 and 2002, the weighted average effective borrowing rate on the outstanding borrowings under the DIP Facility was 4.60% and 3.42% per annum, respectively. In addition to the effective borrowing rate, a commitment fee ranging from 0.5% to 1.0% per annum was charged on the unused portion of the Tranche A Loan.

        The terms of the DIP Facility contained certain restrictive covenants, which included limitations on the ability of the Loan Parties to (i) incur additional guarantees, liens and indebtedness, (ii) sell or otherwise dispose of certain assets and (iii) pay dividends or make other distributions, loans or payments with respect to any shares of capital stock, subject to certain exceptions set forth in the DIP Facility. The DIP Facility also required compliance with certain financial covenants with respect to operating results and capital expenditures. These financial covenants became effective for periods beginning May 1, 2003. From time to time, the Loan Parties and the DIP lenders entered into certain amendments to the terms of the DIP Facility. In addition, from time to time, we received waivers to prevent or cure certain defaults under the DIP Facility. These waivers and amendments are effective through the maturity date of the Extended DIP Facility.

        The Loan Parties made mandatory prepayments of principal on the DIP Facility in connection with the consummation of certain asset sales, which prepayments reduced the total commitment under the Tranche B Loan to $199 million as of December 31, 2003. Including $17 million of letters of credit that were issued under the Tranche A Loan, the availability under the Tranche A Loan was $1,206 million at December 31, 2003. There was no availability under the Tranche B Loan at December 31, 2003.

Extended DIP Facility

        On May 10, 2004, the Loan Parties entered into the $1,000 million Extended DIP Facility, which superceded and replaced in its entirety the DIP Facility. The Extended DIP Facility was approved by the Bankruptcy Court on May 6, 2004 and closed on May 10, 2004. Except as set forth below, the material terms and conditions of the Extended DIP Facility are substantially identical to the material terms and conditions of the DIP Facility described above, including with respect to the covenants and collateral securing the Extended DIP Facility.

        The Extended DIP Facility matures upon the earlier of March 31, 2005 or upon the occurrence of certain other events, as described in the Extended DIP Facility. Upon the closing of the Extended DIP Facility, we borrowed an aggregate of $391 million under the Extended DIP Facility, and used all such proceeds to repay all of the then outstanding principal, accrued interest and certain related fees and expenses under the DIP Facility. The Extended DIP Facility is comprised of an $800 million Tranche A Loan and a $200 million Tranche B Loan. The applicable margin on loans extended under the Extended DIP Facility was reduced (when compared to the DIP Facility) to 1.50% per annum in the case of Alternate Base Rate loans and 2.50% per annum in the case of Adjusted LIBOR Rate loans. In addition, under the Extended DIP Facility, the commitment fee with respect to the unused portion of the Tranche A Loan was reduced (when compared to the DIP Facility) to a range of 0.50% to 0.75%, depending upon the amount of the unused portion of the Tranche A Loan. The Extended DIP Facility also provides for, among other things, (i) a decrease in the commitment and primary letter of credit fee rates, (ii) a change to certain letter of credit provisions to enable certain letters of credit to remain outstanding following the maturity date of the Extended DIP Facility, (iii) a change to certain borrowing limits of the designated subsidiary borrowing groups and (iv) an extension of the financial covenant levels of each designated subsidiary borrowing group through the maturity date of the Extended DIP Facility.

        From time to time, the Loan Parties and the DIP lenders entered into certain amendments to the terms of the Extended DIP Facility. In addition, from time to time, we received waivers to prevent or cure certain defaults under the Extended DIP Facility. These waivers and amendments are effective through the maturity date of the Extended DIP Facility. In addition, on June 29, 2004 and July 30, 2004, certain Loan Parties made mandatory prepayments of principal on the Extended DIP Facility in connection with the consummation of certain asset sales. As a result, the total commitment for the entire Extended DIP Facility was reduced to $996 million, with the total commitment of the Tranche A Loan being reduced to $797 million and the total commitment of the Tranche B Loan being reduced to slightly less than $200 million. As of September 30, 2004, $407 million under the Tranche A Loan has been drawn and letters of credit totaling $116 million have been issued under the Tranche A Loan, leaving availability of $274 million under the Tranche A Loan. Furthermore, as of September 30, 2004, the entire Tranche B Loan has been drawn.

        Borrowings under the Extended DIP Facility are permitted to be used by each subsidiary borrower group ("Extended Borrower Group") only by such Extended Borrower Group and only for general corporate purposes and investments, as defined in the agreement. See "Summary of Corporate Structure for DIP Facility" below. However, a member of an Extended Borrower Group may make advances or loans to Adelphia, and indirectly to members of other Extended Borrower Groups, subject to certain limitations and to a requirement that the loans or advances be repaid on a monthly basis, except for $62.5 million of loans to Adelphia and $37.5 million of loans to the Silo 7A Borrower Group (defined below). At December 31, 2003, the aggregate amount of cash and cash equivalents held by the Extended Borrower Groups that is not available to be transferred or loaned to Adelphia was $207 million.

Summary of Corporate Structure for DIP Facility

        Adelphia owns all of the issued and outstanding shares of capital stock of ACC Investment Holdings, Inc., U.S. Tele-Media Investment Company and ACC Operations, Inc. ("ACC Operations"). All of the Company's remaining subsidiaries are wholly or partly owned subsidiaries of ACC Operations. Prior to the commencement of the Chapter 11 Cases, certain of Adelphia's subsidiaries were parties to one of six separate credit facilities. In connection with the DIP Facility, Adelphia and its subsidiaries were divided into nine borrowing groups, with certain other entities in the structure acting as guarantors for the entire DIP Facility. Each of these borrowing groups is referred to in this Annual Report as a "Borrower Group." Generally, the Adelphia subsidiaries that were party to the six credit facilities were grouped in separate Borrower Groups named for such facility, and the Adelphia subsidiaries that were unencumbered prior to the Petition Date were grouped in the Silo 7A Borrower Group, the Arahova Borrower Group, the UCA Subsidiary Borrower Group and the Parent/Guarantor Borrower Group. The Borrower Groups are as follows: (1) the Century Borrower Group; (2) the Century-TCI Borrower Group; (3) the FrontierVision Borrower Group; (4) the Parnassos Borrower Group; (5) the Olympus Borrower Group; (6) the UCA/Hilton Head Borrower Group; (7) the Silo 7A Borrower Group; (8) the Arahova Borrower Group; (9) the UCA Subsidiary Borrower Group; and (10) the Holding Company Borrower Group. The following chart depicts a summary of the corporate structure of Adelphia and its subsidiaries as of December 31, 2003.

Cash Provided by Operations

        Consistent with our historical experience, we expect that cash provided by operations will continue to represent an important source of liquidity for us in future periods. We consider both traditional

GAAP and alternative measures of cash generated by our operations when evaluating this source of liquidity. Free cash flow is an important alternative indicator we use to measure our ability to service debt. Free cash flow, which is defined by us as cash provided by operating activities less capital expenditures, is used by us as a measure of liquidity. Our definition of free cash flow may differ from similar cash flow measurements used by other public companies, including other public companies with which we compete. We believe that free cash flow provides a useful means of evaluating our liquidity by enabling us to focus on our ability to service debt and make strategic investments, after giving effect to capital expenditures, which is a significant and ongoing obligation for us. See "Current and Future Uses of Liquidity—Capital Expenditures" below. However, free cash flow is not intended to replace or supercede any information presented in accordance with GAAP. The following table presents the non-GAAP measure, free cash flow (deficit), together with a reconciliation of such alternative measure to the corresponding GAAP measure, cash provided by (used in) operating activities, for the indicated periods (amounts in thousands):

	Year ended December 31,
	2003	2002	2001
Free cash flow (deficit)	$(216,917)	$(584,589)	$(2,795,145)
Adjustments to reconcile free cash flow to cash provided by operating activities:
Capital expenditures	723,521	1,235,884	2,403,989

Cash provided by (used in) operating activities	$506,604	$651,295	$(391,156)

        Cash provided by (used in) operating activities is largely a function of the revenue generated and cash expenses incurred during the period. Accordingly, the future reliability of cash provided by (used in) operating activities is dependent on our ability to maintain or increase our revenue while controlling the corresponding cash expenses. Future increases in revenue are dependent on the continued growth of revenue from digital cable, HSI, and other new service offerings in the future, and our ability to maintain or increase the revenue derived from traditional analog cable services. Our ability to continue to achieve growth in digital cable, HSI, and other new service offerings is in part dependent on our ability to economically rebuild and upgrade our cable systems. Although we believe that we can continue to increase our revenue and control our cash expenses, factors outside of our control such as adverse changes in the competitive, regulatory, economic, technological, or political environment, or in consumer trends and/or demographics could adversely affect our ability to do so. Although we have generated free cash flow deficits in recent years, we plan to manage our operations, debt structure and capital expenditures with the objective of achieving positive free cash flow in future periods. However, due to uncertainties relating to the timing of our emergence from bankruptcy and other matters, we cannot predict when we will achieve positive free cash flow. For additional information concerning our planned capital expenditures, see "Current and Future Uses of Liquidity—Capital Expenditures" below.

Restricted Cash Balances

        We do not consider our restricted cash balances to represent sources of short-term liquidity. At December 31, 2003, restricted cash included (i) proceeds received from the $200 million Tranche B Loan that were subject to letter of credit agreements or other restrictions pursuant to the DIP Facility, (ii) cash receipts from customers that were placed in trust as a result of a dispute arising from the acquisition of a cable system and (iii) amounts that are required to be used to pay franchise fees pursuant to an agreement with an insurance provider. The following table sets forth the details of our restricted cash balances at December 31, 2003 (amounts in thousands):

Current restricted cash:
Dispute related to acquisition	$13,215
Other	1,112

Total	$14,327

Long-term restricted cash:
Tranche B Loan	$45,000
Agreement with insurance provider	28,662
Other	1,148

Total	$74,810

Adequacy of Current Sources of Liquidity

        Although no assurance can be given, we believe that cash provided by operating activities, along with the financing provided by the Extended DIP Facility, should provide us with sufficient liquidity to fund our operations through the expiration date of the Extended DIP Facility. As noted above, the Extended DIP Facility expires on March 31, 2005 or earlier upon the occurrence of certain events. If it appears likely that the Extended DIP Facility will expire prior to the effective date of a plan of reorganization, we expect to request an amendment of the Extended DIP Facility to postpone the expiration thereof to a date that would allow sufficient time for a reorganization plan to become effective. It is uncertain whether the Extended DIP Facility lenders would agree to such an amendment and what terms might be imposed by such lenders in connection with such an amendment. If we were not successful in postponing the expiration of the Extended DIP Facility, we would seek alternative debtor-in-possession financing. No assurance can be given that alternative debtor-in-possession financing would be available on terms acceptable to us, if at all.

        Our ability to obtain sufficient liquidity to fund our operations during the term of the Extended DIP Facility is dependent upon our ability to maintain compliance with the covenants under the Extended DIP Facility and upon our ability to generate sufficient cash provided by operating activities and financing activities to meet our obligations as they become due. In the event a Chapter 11 plan of reorganization is confirmed by the Bankruptcy Court and becomes effective, continuation of our business thereafter will be dependent on our ability to achieve positive operating results and maintain satisfactory capital and liquidity. Until a plan of reorganization is confirmed by the Bankruptcy Court and becomes effective, no assurance can be given that the Debtors will emerge from the bankruptcy proceedings.

Future Sources of Liquidity—Exit Financing

        On February 25, 2004, we executed a commitment letter and certain related documents pursuant to which, and subject to the terms and conditions set forth therein, a syndicate of financial institutions committed to provide to the Debtors up to $8,800 million in exit financing which amounts will be used by the Debtors to make the cash payments contemplated by the Debtors' Stand-Alone Plan and to pay related transaction costs associated with the reorganization of the Debtors and provide short-term liquidity in the event that a plan of reorganization is confirmed by the Bankruptcy Court and becomes effective. The commitment letter and the related documents were amended on several occasions during the first and second quarters of 2004 to give effect to certain developments in the bankruptcy cases of the Debtors, including in response to the April 22, 2004 announcement by the Debtors of their intention to pursue a possible sale of the Company or its assets. Although no assurance can be given, we believe that the Exit Financing Facility should provide us with sufficient liquidity to fund our short-term operations in the period following emergence from bankruptcy proceedings. However, until a plan of reorganization is confirmed by the Bankruptcy Court and becomes effective, no assurances can be given that the Debtors will emerge from the bankruptcy proceedings.

        The proposed Exit Financing Facility is comprised of (i) $5,500 million of senior secured credit facilities, which includes $4,750 million of term loans and a $750 million revolving credit line, and (ii) a $3,300 million bridge facility. The revolving credit line would generally not be used on the closing date to finance the cash payments to be made under the Debtors' Stand-Alone Plan or to pay transaction costs associated with the reorganization of the Debtors. Rather, the revolving credit line would be used following the completion of the Debtors' reorganization to fund the working capital requirements of the Debtors. The aggregate commitment of the exit lenders under the terms of the Exit Financing Facility is subject to reduction under certain circumstances, which are described in the commitment letter, as amended. In addition, we have the right to terminate the commitment of the exit lenders after the execution of a definitive sale agreement that has been approved by the Board providing for the sale of all or substantially all of the assets of the Debtors or all or substantially all of the equity of Adelphia. The obligation of the exit lenders to fund the Exit Financing Facility is subject to certain conditions which are enumerated in the commitment letter and the attachments thereto, each as amended. No assurance can be given that such conditions will be satisfied. In addition, the exit financing commitment expires on June 30, 2005. However, if a plan of reorganization is confirmed by the Bankruptcy Court on or before June 30, 2005, then Adelphia has the unilateral right to extend the commitment for 90 calendar days.

        On June 30, 2004, and after the Debtors and the exit lenders agreed on certain modifications to the terms of the Exit Financing Facility, the Bankruptcy Court entered an order approving the Exit Financing Facility. Following the Bankruptcy Court's approval of the Exit Financing Facility, we paid the exit lenders a nonrefundable fee of $10 million and reimbursed the exit lenders for certain expenses they had incurred through the date of such approval, including certain legal expenses incurred by them through such date. Additional fees will be payable by us under the terms of the Exit Financing Facility irrespective of whether the Exit Financing Facility is utilized. A fee of $10 million will be payable if the exit financing facilities are not utilized. Certain other fees will only become payable if the Exit Financing Facility is funded.

Current and Future Uses of Liquidity

        Contractual Obligations.    The following table summarizes the timing of our required payments due under various contractual obligations as of December 31, 2003. The amounts reflected in the table include significant contractual payments due under the Debtors' pre-petition obligations that are included in liabilities subject to compromise in the accompanying consolidated balance sheets. For additional information, see Note 2, "Bankruptcy," to the accompanying consolidated financial statements. The actual amounts to be paid are subject to adjustment depending on Bankruptcy Court actions, completion of the reconciliation process with respect to disputed claims, determinations of the secured status of certain claims, the value of any collateral securing such claims, or other events. Such adjustments may be material relative to the amounts reported in the table. Accordingly, the contractual obligations detailed in the following table may vary significantly from actual cash outlays in future periods. With respect to the contracts and leases that have been rejected by the Debtors, the contractual obligations set forth in the table include (i) the estimated damage claims relating to those rejected leases and contracts for which rejection was approved by the Bankruptcy Court on or before December 31, 2003 and (ii) the remaining contractual payments due at December 31, 2003 for those rejected leases and contracts for which rejection was approved by the Bankruptcy Court subsequent to December 31, 2003 (amounts in thousands):

	Payments due by period
	2004	2005-2006	2007-2008	After 2008	Total
Debt(a)	$2,611,998	$4,511,445	$3,747,882	$5,988,228	$16,859,553
Capital lease obligations(a)	26,593	40,137	3,128	301	70,159
Operating leases	19,779	25,970	15,483	47,265	108,497
Purchase obligations(b)	99	—	—	—	99
Series B 13% Cumulative Exchangeable Preferred Stock due July 15, 2009 ("Series B Preferred Stock")(c)	—	—	—	150,000	150,000
Other firm commitments(d)	141,062	16,562	42,592	323	200,539

Total contractual obligations	$2,799,531	$4,594,114	$3,809,085	$6,186,117	$17,388,847

(a)
Represents the contractual maturities, without consideration for default provisions, of principal due under the Debtors' pre-petition and post-petition debt and capital lease obligations. Such amounts do not include interest payments. For additional information, see Note 2, "Bankruptcy," and Note 14, "Debt," to the accompanying consolidated financial statements.

(b)
Purchase obligations consist of obligations associated with agreements to purchase goods and services that are enforceable and legally binding on us, and that specify all significant terms including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. Future payments under programming agreements have not been included in the table because our obligations under these agreements are contingent upon the provision of cable service to subscribers. Accordingly, in the event we were to terminate cable service to a portion of our subscribers or dispose of a portion of our cable systems, none of our programming contracts at December 31, 2003 would require us to make minimum or guaranteed payments to our programming vendors with respect to any such reduction in our subscribers. Notwithstanding the foregoing, payments to programming vendors have in the past represented, and are expected to continue to represent, a significant portion of our operating costs. During 2003, 2002 and 2001, our programming costs were $1,057 million, $958 million and $833 million, respectively. In general, we expect that existing programming contracts will be renewed or replaced such that the annual amounts paid to our programming vendors in future years will be equal to or greater than our 2003 programming expense.

(c)
Represents future payments to stockholders with respect to the original liquidation value of the pre-petition mandatorily redeemable Series B Preferred Stock. The amounts reflected in the table do not include dividends on the Series B Preferred Stock. Our annual contractual dividends with respect to the Series B Preferred Stock are $19.5 million. No preferred stock dividends have been paid or accrued since the Petition Date. For additional information, see Note 2, "Bankruptcy," and Note 15, "Redeemable Preferred Stock," to the accompanying consolidated financial statements.

(d)
Includes commitments to rebuild or upgrade cable systems and to extend the cable network to new developments and other fixed minimum contractual commitments associated with our agreements with franchise authorities. The amount and timing of the payments included in the table with respect to our rebuild, upgrade and network extension commitments are based on the requirements of the applicable franchise agreement. In this regard, each rebuild, upgrade and network extension obligation was calculated by estimating the remaining capital required as of December 31, 2003 to bring the cable distribution system into compliance with the specifications stipulated in the relevant franchise agreements. In addition to the amounts set forth in the table, we are also obligated to make variable payments for franchise fees and public education governmental access channels to franchise authorities that are dependent on the amount of revenue generated or the number of subscribers served within the applicable franchise area. Such variable payments aggregated $115 million, $107 million and $102 million during 2003, 2002, and 2001, respectively.

        Off-Balance Sheet Arrangements.    We have issued standby letters of credit for the benefit of franchise authorities and other parties, most of which have been issued to an intermediary surety bonding company. As all of such letters of credit will expire when the Extended DIP Facility expires unless adequately collateralized, we expect to collateralize existing letters of credit or issue replacement letters of credit upon the Debtors' emergence from bankruptcy. Unless otherwise amended or extended, the Extended DIP Facility will expire no later than March 31, 2005. At December 31, 2003, the aggregate principal amount of letters of credit issued by us was $63 million. These letters of credit reduce the amount that may be borrowed under the Extended DIP Facility. We do not have any other off-balance sheet arrangements.

        Capital Expenditures.    The cable industry is capital intensive and our ability to offer new services and increase revenue in future periods is largely dependent on our ability to upgrade the capacity and other technical capabilities of our cable systems. In addition, we deploy capital to (i) support the launch of new services, (ii) extend our services to new and existing residential developments and (iii) improve or maintain the quality of our cable distribution systems in order to retain subscribers and reduce the costs associated with service calls and maintenance activities. In general, our deployment of capital is designed to maximize the return on capital while taking into account relevant factors such as (i) available sources of liquidity, (ii) debt covenants, (iii) franchise requirements and (iv) availability of skilled labor.

        We expect that our total capital expenditures for 2004 will range from $850 million to $950 million. In recent years, we have devoted significant capital to the rebuild and upgrade of our cable systems and we expect that substantially all of our cable networks will be rebuilt to a bandwidth of 550-MHz or greater with two-way capability by December 31, 2004. Nevertheless, subject to the availability of sufficient financial resources and to possible future changes in our business plan in response to competitive, technological, regulatory and other external developments, capital expenditures during the next several years following 2004 are not expected to decrease significantly from the 2004 level as we migrate our expenditures from the rebuild program to customer premise equipment and scaleable infrastructure associated with new services and technologies such as VoIP and VOD.

        Liquidation of Debt and Other Liabilities.    At December 31, 2003, our liabilities totaled $20,162 million including $18,184 million representing pre-petition liabilities that are subject to compromise. We currently cannot predict the amount of cash that will be required to settle pre-petition liabilities subject to compromise, as the rights and claims of the Debtors' various creditors will be determined by a plan of reorganization that is ultimately subject to confirmation by the Bankruptcy Court. As discussed above, we are exploring the possible sale of the Company as an alternative to the Stand-Alone Plan to emerge from bankruptcy as an independent company. Due to the inherent uncertainties involved in bankruptcy related matters and our decision to explore the sale of the Company, we cannot predict with certainty when a plan of reorganization will be confirmed, if at all. As discussed above, the Debtors will be required to refinance or extend the Extended DIP Facility no later than March 31, 2005.

CRITICAL ACCOUNTING POLICIES

        We believe the following accounting policies are critical in that they are important to the determination of our results of operations and/or financial condition and they require significant judgment and estimates. For additional information, see Note 3, "Summary of Significant Accounting Policies," to the accompanying consolidated financial statements.

Impairment of Property and Equipment, Intangible Assets and Goodwill

        Pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which we adopted on January 1, 2002, we evaluate property and equipment and amortizable intangible assets for impairment whenever current events and circumstances indicate the carrying amounts may not be recoverable. If the carrying amount is greater than the expected future undiscounted cash flows to be generated, we recognize an impairment loss equal to the excess, if any, of the carrying value over the fair value of the asset. We generally measured fair value based upon the present value of estimated future net cash flows of an asset group over its remaining useful life. We utilized an independent third party valuation firm to assist in the determination of fair value for the cable assets. With respect to long-lived assets associated with cable systems, we group systems at a level which represents the lowest level of cash flows that are largely independent of other assets and liabilities. Our asset groups under this methodology consist of seven major metropolitan markets and numerous other asset groups in our geographically dispersed operations.

        Pursuant to SFAS No. 142, we evaluate our goodwill and franchise rights for impairment, at least annually on July 1, and whenever other facts and circumstances indicate that the carrying amounts of goodwill and franchise rights may not be recoverable. We evaluate the recoverability of the carrying amount of goodwill at our operating regions. These operating regions make up our cable operating segment determined pursuant to SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", as further discussed in Note 20, "Segments," in the accompanying consolidated financial statements. For purposes of this evaluation, we compare the fair value of the assets of each of our operating regions to their respective carrying amounts. If the carrying value of an operating region were to exceed its fair value, we would then compare the implied fair value of the operating region's goodwill to its carrying amount, and any excess of the carrying amount over the fair value would be charged to operations as an impairment loss. The fair value of goodwill represents the excess of the operating region's fair value over the fair value of its identifiable net assets. We evaluate the recoverability of the carrying amount of our franchise rights based on the same asset groupings used to evaluate our long-lived assets under SFAS No. 144 because the franchise rights are inseparable from the other assets in the asset group. These groupings are consistent with the guidance in Emerging Issues Task Force ("EITF") Issue No. 02-7, "Unit of Measure for Testing Impairment of Indefinite-Lived Intangible Asset." Any excess of the carrying value over the fair value for franchise rights is charged to operations as an impairment loss.

        Prior to the adoption of SFAS No. 144 and SFAS No. 142, we evaluated impairment of the carrying amounts of our property and equipment and intangible assets including goodwill under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121"). In addition, we evaluated impairment of goodwill under Accounting Principles Board ("APB") Opinion No. 17, "Intangible Assets" ("APB No. 17"). We evaluated our assets for impairment whenever current events and circumstances indicated that such carrying amounts may not be recoverable. Under SFAS No. 121, if the carrying amounts of the assets were greater than the expected undiscounted cash flows to be generated by such assets, an impairment loss was recognized when the carrying values of such assets exceeded their estimated fair value. We generally measured fair value based upon the present value of estimated future net cash flows of an asset group over its remaining useful life. We utilized an independent third party valuation firm to assist in our determination of fair value. Under APB No. 17, we evaluated goodwill for impairment after consideration of any impairments measured under SFAS No. 121 on an undiscounted cash flow basis.

        The evaluation of long-lived assets for impairment requires a high degree of judgment and involves the use of significant estimates and assumptions. For additional information, see Note 12, "Impairment of Long-Lived Assets," to the accompanying consolidated financial statements.

Capitalization of Construction and Installation Costs

        In accordance with SFAS No. 51, "Financial Reporting by Cable Television Companies," we capitalize costs associated with the construction of new cable transmission and distribution facilities and the installation of new cable services. Capitalized construction and installation costs include materials, labor and applicable indirect costs. We use standard costing models based on actual costs to capitalize labor and indirect costs related to construction and installation activities and materials costs related to installation activities. Indirect costs are capitalized if we determine that such costs are clearly related to our construction or installation functions. Periodically, we review and adjust, if necessary, the amount of costs capitalized using standard costing models based on comparisons to actual costs incurred. Significant judgment is involved in the development of costing models and in the determination of the nature and amount of indirect costs to be capitalized.

        Costs associated with disconnecting and reconnecting existing cable subscribers are expensed as incurred. Improvements that extend asset lives are capitalized and other repairs and maintenance expenditures are expensed as incurred.

Provision for Uncollectible Amounts due from the Rigas Family and Rigas Family Entities

        We have separately assessed the collectibility of the amounts due from the Rigas Family and each of the Rigas Family Entities at the end of each reporting period. Prior to the Petition Date, we considered these amounts to be collateral dependent loans under SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosures," and we adjusted the allowance for uncollectible amounts based on increases or decreases in the estimated values of the underlying net assets available to the Rigas Family and each Rigas Family Entity for repayment of amounts advanced. Subsequent to the Petition Date, we ceased the recognition of increases in the values of the underlying assets of the Rigas Family Entities. Once an allowance has been established against all or part of the amount owed to us by a Rigas Family Entity, we adopted the cost recovery method for purposes of recognizing co-borrowing interest. Under this method, the full amount of interest is reserved until such time as the underlying principal is fully recovered. For additional information, see Note 6, "Transactions with the Rigas Family and Rigas Family Entities," to the accompanying consolidated financial statements.

        Among other items, the Rigas Family Entities own cable systems and debt and equity securities issued by Adelphia. The determination of the fair values of cable systems is an inherently subjective process that involves the estimation of future cash flows, and the assessment of such cash flow estimates and other relevant qualitative and quantitative factors in light of current market conditions.

Business Combinations

        We have accounted for business combinations using the purchase method of accounting in accordance with the provisions of SFAS No. 141. Prior to the July 1, 2001 adoption of SFAS No. 141, we accounted for business combinations in accordance with the provisions of APB Opinion No. 16, "Business Combinations." The results of operations of the acquired business are included in our consolidated results from the date of the acquisition. The cost to acquire companies, including transaction costs, has been allocated to the underlying net assets of the acquired company based on their respective fair values. Any excess of the purchase price over estimated fair values of the identifiable net assets acquired has been recorded as goodwill. The value assigned to Class A Common Stock issued by Adelphia as consideration for acquisitions is generally based on the average market price for a period of a few days before and after the date that the respective terms were agreed to and announced. Gains or losses on exchanges of cable systems are calculated as the difference between the historical cost basis of the net assets of the surrendered cable systems and the fair value of the net assets of the acquired cable systems, as adjusted for any additional consideration that is received or paid. The application of purchase accounting requires a high degree of judgment and involves the use of significant estimates and assumptions.

        Although we generally use third party valuation firms to determine the fair values of acquired assets and assumed liabilities for purposes of performing purchase price allocations, such valuations are based in large part on management estimates and assumptions that we believe to be reasonable, but which are inherently uncertain. The most significant of these assumptions involves the estimation of future cash flows of acquired cable television operations and the discounting of such cash flows to estimate the fair value of acquired intangible assets such as goodwill, franchise rights and customer relationships. Through the restatement efforts, new appraisals were obtained for certain acquisitions and adjustments were made to reflect the new appraisal amounts.

        Other significant estimates and assumptions are required to value acquired property and equipment, other assets and various assumed liabilities. The fair values reflected in our purchase price allocations impact depreciation, amortization, impairment charges and other components of our ongoing operating results. Accordingly, variations in the estimates and assumptions from the amounts reflected in our final purchase price allocations would result in changes to our operating results. In this regard, different classes of assets have varying impacts on our operating results. For example, we no longer amortize franchise rights or goodwill. For additional information, see Note 8, "Acquisitions," to the accompanying consolidated financial statements.

Variable Interest Entities

        The determination of whether or not an entity is a variable interest entity is detailed and complex and requires significant judgment in the application of the rules set out in FIN 46-R. In determining if an entity is a variable interest entity, FIN 46-R requires an evaluation as to whether the equity of the entity is sufficient to absorb the expected losses of that entity. This evaluation requires the consideration of qualitative factors and various assumptions, including expected future cash flows and funding needs. Even if the entity's equity is determined to be sufficient to absorb expected losses, FIN 46-R provides that in certain circumstances there needs to be a qualitative assessment as to whether "substantially all" the benefits of the entity are for the benefit of one of the variable interest holders. In such circumstances the entity would be deemed to be a variable interest entity.

        Similarly, identifying the primary beneficiary requires the application of judgment and the evaluation of various assumptions as to the fair value of all variable interests. Specifically, the identification of variable interests requires (i) an economic analysis of the rights and obligations of an entity's assets, liabilities, equity, and other contracts and (ii) the determination of who holds the majority of the variable interests.

        We are in the process of evaluating whether we are the primary beneficiary for each of the Rigas Co-Borrowing Entities as contemplated by FIN 46-R. As discussed further in Note 14, "Debt," to the accompanying consolidated financial statements, certain subsidiaries of Adelphia and the Rigas Co-Borrowing Entities are jointly and severally liable for all amounts borrowed pursuant to the Co-Borrowing Facilities. As such, the full amounts outstanding under such Co-Borrowing Facilities are reflected as debt in the balance sheets of both Adelphia and the Rigas Co-Borrowing Entities without regard to the attribution of such co-borrowings between Adelphia and the Rigas Co-Borrowing Entities. In light of the fact that the full amount of the co-borrowing obligations is reflected as debt in our consolidated financial statements, we believe our maximum exposure to future statement of operations loss as a result of our involvement with the Rigas Co-Borrowing Entities is equal to the carrying value of our net advances to the Rigas Co-Borrowing Entities ($771 million at December 31, 2003). The net carrying value at December 31, 2003 represents a $929 million affiliate receivable less an allowance for losses of $158 million. For additional information, see Note 6, "Transactions with the Rigas Family and Rigas Family Entities," to the accompanying consolidated financial statements.

        In addition to the Rigas Co-Borrowing Entities, the Rigas Family owns at least 16 additional entities that could be considered to be variable interest entities. We have not applied the provisions of FIN 46-R to these Rigas entities due to the fact that we cannot verify that the information we possess with respect to these Rigas entities is complete and/or accurate. We have requested, but were not provided financial statements of these Rigas entities. Although these Rigas entities own a variety of assets, the most significant of these assets are the Adelphia securities that were purchased from Adelphia. The most significant liabilities of these Rigas entities, that we are aware of, are the amounts owed to us with respect to the purchase of such Adelphia securities and other transactions, as described in greater detail in Note 6, "Transactions with the Rigas Family and Rigas Family Entities," to the accompanying consolidated financial statements. We believe our maximum exposure to future statement of operations loss as a result of our involvement with these Rigas entities is equal to the carrying value of our net advances to these Rigas entities (approximately $47 million at December 31, 2003, which represents the application of the market price to the Adelphia securities held by such entities and does not give effect to the terms of the Stand-Alone Plan). The net carrying value at December 31, 2003 represents a $2,074 million affiliate receivable less an allowance for losses of $2,027 million.

Accounting and Reporting While in Bankruptcy

        The consolidated financial statements include the accounts of Adelphia and all of its subsidiaries that were directly or indirectly controlled by Adelphia prior to the bankruptcy petition. Following the petition for bankruptcy, we can on longer control the activities and operations of our subsidiaries. However, because the bankruptcy proceedings for the Company and our previously consolidated subsidiaries are consolidated for administrative purposes in the same Bankruptcy Court and will be overseen by the same judge, the financial statements of the Company and our subsidiaries have been presented on a combined basis, which is consistent with consolidated financial statements. As with consolidated financial statements, all inter-entity transactions between the Company and our subsidiaries are eliminated.

        The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern which contemplates continuity of Adelphia's operations and realization of its assets and payments of its liabilities in the ordinary course of business, and in accordance with SOP 90-7. Except as required by SOP 90-7, the consolidated financial statements do not include any adjustments that might be required should we be unable to continue to operate as a going concern. In accordance with SOP 90-7, all pre-petition liabilities subject to compromise have been segregated in the consolidated balance sheet and classified as liabilities subject to compromise at the estimated amount of allowable claims. Amortization of deferred financing fees related to pre-petition debt was terminated effective on the Petition Date and the unamortized portion has been included as an offset to liabilities subject to compromise at the Petition Date. Similarly, amortization of issuance costs related to our redeemable preferred stock was also terminated at the Petition Date. Interest expense related to pre-petition liabilities subject to compromise has been reported only to the extent that it will be paid during Chapter 11 proceedings or will be an allowed priority, secured or unsecured claim. In addition, no preferred stock dividends have been accrued subsequent to the Petition Date. Liabilities not subject to compromise are separately classified as current or noncurrent. Revenue, expenses, realized gains and losses and provisions for losses resulting from reorganization are reported separately as reorganization expenses due to bankruptcy. Cash used for reorganization items is disclosed in the consolidated statements of cash flows.

Carrying Amounts of Liabilities Subject to Compromise

        The ultimate amount of the Debtors' liabilities will be determined during the Debtors' claims resolution process. The Bankruptcy Court established a bar date for filing proofs of claim against the Debtors' estates of January 9, 2004. A bar date is the date by which proofs of claims must be filed if a claimant disagrees with how its claim appears on the Debtors' Schedules of Liabilities. However, under certain limited circumstances, claimants may file proofs of claims after the bar date. The aggregate amount of claims filed with the Bankruptcy Court far exceeds the Debtors' estimate of ultimate liability. The Debtors currently are in the process of reviewing, analyzing and reconciling the scheduled and filed claims and have filed their first omnibus objection to certain of the claims. The Debtors anticipate filing additional objections in the future addressing a substantial portion of the remaining proofs of claims. At present, the allowed amounts of such claims are not determinable and the Debtors expect that the claims resolution process will take significant time to complete. Accordingly, the amounts presented as liabilities subject to compromise may be subject to future adjustments depending on Bankruptcy Court actions, completion of the reconciliation process with respect to disputed claims, determinations of the secured status of certain claims, the values of any collateral securing such claims or other events. Such adjustments may be material to the amounts reported as liabilities subject to compromise.

Accounting and Reporting Upon Emergence from Bankruptcy

        Upon the Debtors' emergence from bankruptcy, we anticipate that material adjustments will be recorded to our consolidated balance sheet to reflect the restructuring of our assets and liabilities as a result of the plan of reorganization and the application of fresh-start reporting as provided by SOP 90-7. Under fresh-start reporting, the reorganization value of the Company will be allocated to our assets and liabilities on a basis substantially consistent with purchase accounting in accordance with SFAS No. 141. As such, our consolidated financial statements for periods subsequent to the fresh-start reporting date are not expected to be comparable with those of prior periods. As discussed in greater detail under "Business Combinations" above, the application of purchase accounting involves significant estimates and assumptions. For additional information, see Note 2, "Bankruptcy," to the accompanying consolidated financial statements.

Evaluation of the Carrying Amount of Investments

        On a quarterly basis, we review our investments to determine whether a decline in fair value below the cost basis is other-than-temporary. We consider a number of factors in our determination including (i) the financial condition, operating performance and near term prospects of the investee, (ii) the reason for the decline in fair value, be it general market, industry specific or investee specific conditions, (iii) the length of time that the fair value of the investment is below our carrying value, and (iv) changes in value subsequent to the balance sheet date. If the decline in estimated fair value is deemed to be other-than-temporary, a new cost basis is established at the then estimated fair value. In situations where the fair value of an asset is not evident due to a lack of public market price or other factors, we use our best estimates and assumptions to arrive at the estimated fair value of such an investment. Our assessment of the foregoing factors involves a high degree of judgment and the use of significant estimates and assumptions. For additional information, see Note 10, "Investments in Equity Affiliates and Related Receivables," and Note 11, "Cost and Other Investments," to the accompanying consolidated financial statements.

Assessment of Loss Contingencies

        We have legal and other contingencies that could result in significant losses upon the ultimate resolution of such contingencies. We have provided for losses in situations where we have concluded that it is probable that a loss has been or will be incurred and the amount of the loss is reasonably estimable. A significant amount of judgment is involved in determining whether a loss is probable and reasonably estimable due to the uncertainty involved in determining the likelihood of future events and estimating the financial statement impact of such events. Accordingly, it is possible that upon the further development or resolution of a contingent matter, a significant charge could be recorded in a future period related to an existing contingent matter. For additional information, see Note 21, "Commitments and Contingencies," to the accompanying consolidated financial statements.

Income Taxes

        We account for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, deferred tax assets are also recorded with respect to net operating losses and other tax attribute carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when realization of the benefit of deferred tax assets is not deemed to be more likely than not. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. For additional information, see Note 18, "Income Taxes," to the accompanying consolidated financial statements.

        Certain of our deferred tax assets are comprised of NOL carryforwards for federal and state income tax filing purposes for which recovery is dependent on the amount and timing of taxable income that we will ultimately generate in the future and other factors. We have provided valuation allowances aggregating $4,276 million against such NOL carryforwards based on our current assessment of future operating results and other factors without giving any effect to the taxable income that might result from the discharge of liabilities if the Debtors were to emerge from bankruptcy. In the event that the Debtors emerge from bankruptcy, (i) our NOL carryforwards are expected to be reduced or completely eliminated by debt cancellation income that might result under the bankruptcy proceedings, (ii) other tax attributes, including our tax basis in our property and equipment, could be reduced and (iii) a statutory ownership change, as defined in Section 382 of the Internal Revenue Code, would occur upon issuance of new common stock to claimholders pursuant to any approved plan of reorganization. This ownership change may limit the annual usage of any remaining tax attributes that were generated prior to the change of ownership. The amount of the limitation will be determinable at the time of the ownership change. Based on our assessment of the possible tax impacts of bankruptcy emergence, we believe that in the event the Debtors were to emerge from bankruptcy that (i) all or a portion of the currently recorded valuation allowance related to NOL carryforwards could be reversed and (ii) our deferred tax liability with respect to our property and equipment could be increased.

        A high degree of judgment is required to determine the extent that valuation allowances should be provided against deferred tax assets.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our exposure to market risk associated with changes in interest rates relates primarily to our debt obligations. As all of our outstanding debt and preferred securities, other than the DIP Facility, are subject to compromise, we do not believe that these instruments subject us to significant market risk. We do continue to pay or accrue interest on our DIP Facility and pre-petition bank debt, all of which bears interest at variable rates and subjects us to interest rate risk. We had $7,093 million and $7,017 million outstanding variable rate debt at December 31, 2003 and 2002, respectively. Assuming a hypothetical 100 basis point increase (or decrease) in interest rates, there would have been an increase or decrease in our interest expense and cash provided by operating activities of approximately

$71 million for the year ended December 31, 2003 and $68 million for the year ended December 31, 2002.

        As of December 31, 2003, we have three derivative financial instruments. The liability associated with the derivative financial instruments of approximately $3 million is included in our liabilities subject to compromise and, therefore, we do not believe there is any market risk associated with this instrument.

        As of December 31, 2003, our short-term investments consist of money market funds and U.S. Government obligations with maturities of three months or less. Therefore, we do not believe there is significant market risk related to interest rates or credit risk associated with non-performance. The carrying value of cash and cash equivalents of $253 million approximates the fair value as of December 31, 2003.

        We are exposed to the market risk of changes in the equity prices of certain of our investments in available-for-sale securities. As of December 31, 2003, the carrying value of these investments was approximately $2 million.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Adelphia Communications Corporation

In our opinion, the consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of Adelphia Communications Corporation ("Adelphia") and its subsidiaries (collectively, the "Company") (Debtors-in-Possession from June 25, 2002) at December 31, 2003, 2002, and 2001 and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of the Company's operations and realization of its assets and payment of its liabilities in the ordinary course of business. As more fully described in Note 2 to the accompanying consolidated financial statements, on June 25, 2002, Adelphia and substantially all of its domestic subsidiaries filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. On September 30, 2002, Century/ML Cable Venture, a 50% owned equity method investment of the Company, filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. In addition, the Company is party to significant litigation, subject to civil claims filed by the Securities and Exchange Commission and ongoing investigations by the Department of Justice. The uncertainties inherent in the bankruptcy and litigation processes, the Company's net capital deficiency and its recurring losses from operations raise substantial doubt about the Company's ability to continue as a going concern. The Company is currently operating its business as a Debtor-in-Possession under the supervision of the Bankruptcy Court and continuation of the Company as a going concern is contingent upon, among other things, the confirmation of a Plan of Reorganization, settlement of claims and litigation, and the Company's ability to generate sufficient cash from operations and to obtain financing sources to meet its future obligations. If no reorganization plan is approved, it is possible that the Company's assets may be liquidated. Moreover, the Company is considering selling all or portions of its assets either as an alternative to, or in conjunction with, emerging from bankruptcy. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of these uncertainties.

As discussed in Note 4 to the accompanying consolidated financial statements, the Company has restated its consolidated balance sheet as of December 31, 2000 (not separately presented herein) including its consolidated stockholders' equity (deficit) as of January 1, 2001. Such consolidated financial statement, before the restatement referred to above, was reported on by another independent auditor that has subsequently withdrawn its opinion on this consolidated financial statement.

The Company has not presented the selected quarterly financial data for 2002 as specified by Item 302(a) of Regulation S-K that the Securities and Exchange Commission requires as supplementary information to the basic financial statements.

As discussed in Note 5 to the accompanying consolidated financial statements, effective July 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". As discussed in Notes 3 and 5 to the accompanying consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", and Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". As discussed in Notes 3 and 5 to the accompanying consolidated financial statements, effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133".

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

McLean, VA
December 23, 2004

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	December 31,
	2003	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$252,661	$223,630	$121,474
Restricted cash (Note 3)	14,327	9,244	—
Accounts receivable, net (Note 3)	139,007	136,567	200,126
Other current assets	126,042	118,059	121,304

Total current assets	532,037	487,500	442,904

Noncurrent assets:
Restricted cash (Note 3)	74,810	228,238	21,211
Investments in equity affiliates and related receivables (Note 10)	256,577	253,050	340,735
Property and equipment, net (Note 3)	4,534,386	4,660,339	4,970,899
Intangible assets, net
Franchise rights	5,193,739	5,188,071	6,891,942
Goodwill	1,511,875	1,507,684	3,142,692
Customer relationships and other	962,182	1,109,485	1,310,634
Other noncurrent assets, net	131,135	168,039	387,962

Total assets	$13,196,741	$13,602,406	$17,508,979

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$198,208	$137,451	$774,910
Subscriber advance payments and deposits	28,913	26,553	28,515
Accrued liabilities (Note 13)	412,071	245,866	751,675
Deferred revenue	29,281	28,983	25,770
Current portion of parent and subsidiary debt (Note 14)	347,119	298,797	17,417,044

Total current liabilities	1,015,592	737,650	18,997,914

Noncurrent liabilities:
Other liabilities	129,141	116,394	109,349
Deferred revenue	110,163	131,836	223,825
Deferred income taxes (Notes 3 and 18)	722,644	596,591	525,977

Total noncurrent liabilities	961,948	844,821	859,151
Liabilities subject to compromise (Note 2)	18,184,226	18,020,124	—

Total liabilities	20,161,766	19,602,595	19,857,065

Commitments and contingencies (Notes 2 and 21)
Minority's interest in equity of subsidiaries	109,649	135,079	253,783
TelCove Preferred Stock (Note 15)	—	—	338,105
Series B Preferred Stock (Note 15)	—	148,794	148,708
Stockholders' deficit (Note 16):
Series preferred stock	397	397	167
Class A Common Stock, $.01 par value, 1,200,000,000 shares authorized, 229,787,271, 229,787,096 and 187,774,691 shares issued, respectively, 228,692,414, 228,692,239 and 186,679,834 shares outstanding, respectively	2,297	2,297	1,877
Class B Common Stock, $.01 par value, 300,000,000 shares authorized, 25,055,365, 25,055,365 and 25,055,365 shares issued and outstanding, respectively	251	251	251
Additional paid-in capital	12,071,165	12,071,165	9,267,860
Accumulated other comprehensive loss, net (Note 19)	(9,680)	(18,754)	(8,695)
Accumulated deficit	(18,310,818)	(17,478,206)	(10,289,378)
Treasury stock, at cost (Note 16)	(27,937)	(27,937)	(27,937)

	(6,274,325)	(5,450,787)	(1,055,855)
Amounts due from the Rigas Family and Rigas Family Entities, net (Note 6)	(800,349)	(833,275)	(2,032,827)

Total stockholders' deficit	(7,074,674)	(6,284,062)	(3,088,682)

Total liabilities and stockholders' equity (deficit)	$13,196,741	$13,602,406	$17,508,979

The accompanying notes are an integral part of the consolidated financial statements.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share amounts)

	Year ended December 31,
	2003	2002	2001
Revenue:
Third party	$3,606,043	$3,267,306	$3,323,717
Rigas Family Entities (Note 6)	—	1,151	1,346

Total revenue	3,606,043	3,268,457	3,325,063

Costs and expenses:
Direct operating and programming:
Third party	2,419,778	2,309,260	2,505,654
Rigas Family Entities (Note 6)	—	9,555	5,153
Selling, general and administrative:
Third party	270,642	254,591	261,352
Rigas Family Entities (Note 6)	(21,242)	(15,173)	(8,490)
Investigation and re-audit related fees	52,039	56,519	—
Compensation expense (benefit) on equity security transactions with the Rigas Family and Rigas Family Entities	—	(101,000)	101,000
Depreciation	856,562	984,213	906,800
Amortization	162,839	168,894	522,746
Impairment of long-lived assets (Note 12)	17,641	2,031,757	4,657,643
Provision for uncollectible amounts due from TelCove and cost of TelCove settlement (Note 9)	97,902	549,407	—
Provision for uncollectible amounts due from the Rigas Family and Rigas Family Entities (Note 6)	5,497	1,762,241	222,931
(Gains) losses on dispositions of long-lived assets and cable system exchanges, net (Notes 6 and 8)	—	6,747	(541,994)

Total costs and expenses	3,861,658	8,017,011	8,632,795

Operating loss	(255,615)	(4,748,554)	(5,307,732)
Other income (expense):
Interest expense, net of amounts capitalized (contractual interest was $930,048 and $1,025,922 during 2003 and 2002, respectively) (Notes 2 and 3)	(382,274)	(748,136)	(1,268,466)
Interest expense on debt securities held by the Rigas Family Entities (contractual interest was $23,043 during 2003 and 2002) (Note 6)	—	(10,343)	(13,897)
Impairment of cost and available-for-sale investments (Note 11)	(8,544)	(6,531)	(56,428)
Other income (expense), net (2002 includes $175,000 provision for SEC litigation)	7,466	(142,594)	30,123

Total other expense, net	(383,352)	(907,604)	(1,308,668)
Loss before reorganization expenses, income taxes, share of earnings (losses) of equity affiliates, minority's interest, TelCove preferred stock dividends and cumulative effects of accounting changes	(638,967)	(5,656,158)	(6,616,400)
Reorganization expenses due to bankruptcy	(98,871)	(48,684)	—

Loss before income taxes, share of earnings (losses) of equity affiliates, minority's interest, TelCove preferred stock dividends and cumulative effects of accounting changes	(737,838)	(5,704,842)	(6,616,400)
Income tax (expense) benefit (Note 18)	(117,378)	(76,620)	171,308
Share of earnings (losses) of equity affiliates, net	(2,826)	(119,764)	24,781
Minority's interest in losses of subsidiaries, net	25,430	118,704	348,922
TelCove Preferred Stock dividends (Note 15)	—	—	(41,038)

Loss before cumulative effects of accounting changes	(832,612)	(5,782,522)	(6,112,427)
Cumulative effects of accounting changes, net of income tax benefit of $2,739 in 2001 (Note 5)	—	(1,406,306)	(4,074)

Net loss	(832,612)	(7,188,828)	(6,116,501)
Dividend requirements applicable to preferred stock (contractual dividends were $120,125 and $117,279 during 2003 and 2002, respectively (Note 16)):
Third party	—	(55,551)	(54,359)
Beneficial conversion feature (Note 16)	(7,317)	(3,512)	—

Net loss applicable to common stockholders	$(839,929)	$(7,247,891)	$(6,170,860)

Basic and diluted loss per weighted average share of common stock:
Before cumulative effects of accounting changes	$(3.31)	$(23.27)	$(35.05)
Cumulative effects of accounting changes	—	(5.60)	(.02)

Net loss applicable to common stockholders	$(3.31)	$(28.87)	$(35.07)

Basic and diluted weighted average shares of common stock outstanding	253,747,638	251,030,834	175,947,671

The accompanying notes are an integral part of the consolidated financial statements.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(amounts in thousands)

	Year ended December 31,
	2003	2002	2001
Net loss	$(832,612)	$(7,188,828)	$(6,116,501)
Other comprehensive loss, before tax
Foreign currency translation adjustment	8,193	(10,310)	(5,920)
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	1,483	(1,410)	(2,228)
Less: reclassification adjustments for losses (gains) included in net loss	(10)	1,829	936

Other comprehensive income (loss), before tax	9,666	(9,891)	(7,212)
Income tax (expense) benefit related to each item of other comprehensive income:
Unrealized holding gains (losses) arising during the period	(596)	564	893
Reclassification adjustments for losses (gains) included in net loss	4	(732)	(374)

Other comprehensive income (loss), net of tax	9,074	(10,059)	(6,693)

Comprehensive loss, net of tax	$(823,538)	$(7,198,887)	$(6,123,194)

The accompanying notes are an integral part of the consolidated financial statements.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(amounts in thousands)

	Series preferred stock	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Treasury stock	Amounts due from the Rigas Family and Rigas Family Entities, net	Total
Balance, January 1, 2001*	$29	$1,530	$6,995,869	$(2,002)	$(4,172,877)	$(33,344)	$(1,401,760)	$1,387,445
Net loss	—	—	—	—	(6,116,501)	—	—	(6,116,501)
Other comprehensive loss	—	—	—	(6,693)	—	—	—	(6,693)
Change in amounts due from the Rigas Family and Rigas Family Entities, net (Note 6)	—	—	—	—	—	—	(631,067)	(631,067)
Net proceeds from issuance of Class A Common Stock	—	484	1,403,671	—	—	—	—	1,404,155
Issuance of Class B Common Stock (Note 6)	—	58	249,942	—	—	—	—	250,000
Issuance of Class A Common Stock in connection with acquisitions (Note 8)	—	56	184,238	—	—	—	—	184,294
Net proceeds from issuance of Series E Preferred Stock	138	—	334,620	—	—	—	—	334,758
Exercise of stock options	—		93	—	—	—	—	93
Preferred stock dividend requirements	—	—	(54,359)	—	—	—	—	(54,359)
Increase due to issuance of TelCove Common Stock to minority stockholders (Note 9)	—	—	42,693	—	—	—	—	42,693
Compensation expense (benefit) on equity security transactions with the Rigas Family and Rigas Family Entities	—	—	101,000	—	—	—	—	101,000
Interest from Rigas Family Entities related to purchase of Adelphia Securities (Note 6)	—	—	8,942	—	—	—	—	8,942
Excess of fees charged to Rigas Family Entities over costs incurred (Note 6)	—	—	5,706	—	—	—	—	5,706
Issuance of treasury shares on behalf of NFHLP (Note 6)	—	—	(2,782)	—	—	5,407	—	2,625
Adjustment for mark-up on long-lived assets purchased from Rigas Family Entities (Note 6)	—	—	(1,600)	—	—	—	—	(1,600)
Accretion of Series B Preferred Stock	—	—	(173)	—	—	—	—	(173)

Balance, December 31, 2001	$167	$2,128	$9,267,860	$(8,695)	$(10,289,378)	$(27,937)	$(2,032,827)	$(3,088,682)

*
Restated. See Note 4.

The accompanying notes are an integral part of the consolidated financial statements.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(amounts in thousands)

	Series preferred stock	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Treasury stock	Amounts due from the Rigas Family and Rigas Family Entities, Net	Total
Balance, December 31, 2001	$167	$2,128	$9,267,860	$(8,695)	$(10,289,378)	$(27,937)	$(2,032,827)	$(3,088,682)
Net loss	—	—	—	—	(7,188,828)	—	—	(7,188,828)
Other comprehensive loss	—	—	—	(10,059)	—	—	—	(10,059)
Change in amounts due from the Rigas Family and Rigas Family Entities, net (Note 6)	—	—	—	—	—	—	1,199,552	1,199,552
Net proceeds from issuance of Class A Common Stock	—	400	1,007,007	—	—	—	—	1,007,407
Issuance of Class A Common Stock in connection with acquisitions (Note 8)	—	20	46,450	—	—	—	—	46,470
Net proceeds from issuance of Series F Preferred Stock	230	—	557,618	—	—	—	—	557,848
Preferred stock dividend requirements	—	—	(55,551)	—	—	—	—	(55,551)
Spin-off of TelCove (Note 9)	—	—	1,346,500	—	—	—	—	1,346,500
Compensation expense (benefit) on equity security transactions with the Rigas Family and Rigas Family Entities	—	—	(101,000)	—	—	—	—	(101,000)
Interest from Rigas Family Entities related to purchase of Adelphia securities (Note 6)	—	—	2,569	—	—	—	—	2,569
Options exercised	—	—	3	—	—	—	—	3
Adjustment for mark-up on long-lived assets purchased from Rigas Family Entities (Note 6)	—	—	(205)	—	—	—	—	(205)
Accretion of Series B Preferred Stock	—	—	(86)	—	—	—	—	(86)

Balance, December 31, 2002	397	2,548	12,071,165	(18,754)	(17,478,206)	(27,937)	(833,275)	(6,284,062)
Net loss	—	—	—	—	(832,612)	—	—	(832,612)
Other comprehensive income	—	—	—	9,074	—	—	—	9,074
Change in amounts due from the Rigas Family and Rigas Family Entities, net (Note 6)	—	—	—	—	—	—	32,926	32,926

Balance, December 31, 2003	$397	$2,548	$12,071,165	$(9,680)	$(18,310,818)	$(27,937)	$(800,349)	$(7,074,674)

The accompanying notes are an integral part of the consolidated financial statements.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year ended December 31,
	2003	2002	2001
Operating Activities:
Net loss	$(832,612)	$(7,188,828)	$(6,116,501)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Compensation expense (benefit) on equity security transactions with the Rigas Family and Rigas Family Entities	—	(101,000)	101,000
Depreciation	856,562	984,213	906,800
Amortization	162,839	168,894	522,746
Impairment of long-lived assets	17,641	2,031,757	4,657,643
Provision for uncollectible amounts due from TelCove and cost of TelCove settlement	97,902	549,407	—
Provision for uncollectible amounts due from the Rigas Family and Rigas Family Entities	5,497	1,762,241	222,931
(Gains) losses on dispositions of long-lived assets and cable systems exchanges	—	6,747	(541,994)
Amortization of debt financing costs	24,386	60,747	146,336
Impairment of cost and available-for-sale investments	8,544	6,531	56,428
Noncash charges to Rigas Family Entities, net	(30,986)	(34,084)	(45,793)
Provision for SEC litigation	—	175,000	—
Other noncash gains	(1,931)	(32,045)	(32,454)
Reorganization expenses due to bankruptcy	98,871	48,684	—
Deferred tax expense (benefit)	125,254	79,994	(182,600)
Share of losses (earnings) of equity affiliates, net	2,826	119,764	(24,781)
Minority's interest in losses of subsidiaries, net	(25,430)	(118,704)	(348,922)
Noncash dividends on TelCove Preferred Stock	—	—	41,038
Cumulative effects of accounting changes, net	—	1,406,306	4,074
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	(2,440)	(8,163)	655
Other current and other noncurrent assets	(14,057)	(10,897)	(31,377)
Accounts payable	33,821	618,758	2,019
Subscriber advance payments and deposits	2,360	(1,962)	3,686
Accrued liabilities	95,847	216,645	149,372
Deferred revenue	(21,375)	(52,067)	118,538

Net cash provided by (used in) operating activities before payment of reorganization expenses	603,519	687,938	(391,156)
Reorganization expenses paid during the period	(96,915)	(36,643)	—

Net cash provided by (used in) operating activities	506,604	651,295	(391,156)

Investing Activities:
Expenditures for property and equipment	(723,521)	(1,235,884)	(2,403,989)
Acquisitions, net of cash acquired	—	(2,101)	(1,132,245)
Acquisition of other intangibles	(7,830)	(5,797)	(20,523)
Investment in and advances to affiliates	(8,034)	(84,725)	(65,963)
Cash advances from (to) the Rigas Family and Rigas Family Entities, net	61,433	(114,313)	(386,028)
Proceeds from sale of investments	3,712	35,659	—
Change in restricted cash	148,345	(236,741)	33,674

Net cash used in investing activities	(525,895)	(1,643,902)	(3,975,074)

Financing Activities:
Proceeds from debt, net of issuance costs	—	2,323,267	13,799,124
Repayments of debt	(28,678)	(2,949,991)	(11,054,502)
Proceeds from DIP Facility	77,000	200,000	—
Issuance of Class A Common Stock, net of issuance costs	—	1,007,410	1,404,248
Issuance of convertible preferred stock	—	557,848	334,758
Preferred stock dividends paid	—	(43,771)	(51,125)

Net cash provided by financing activities	48,322	1,094,763	4,432,503

Increase in cash and cash equivalents	29,031	102,156	66,273
Cash and cash equivalents at beginning of year	223,630	121,474	55,201

Cash and cash equivalents at end of year	$252,661	$223,630	$121,474

The accompanying notes are an integral part of the consolidated financial statements.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Background and Basis of Presentation

        Adelphia Communications Corporation ("Adelphia") and its consolidated subsidiaries (collectively, the "Company") are engaged primarily in the cable television business. The cable systems owned by the Company are located in 31 states and Brazil. In June 2002, Adelphia and substantially all of its domestic subsidiaries (the "Debtors") filed voluntary petitions to reorganize (the "Chapter 11 Cases") under Chapter 11 of Title 11 ("Chapter 11") of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). For additional information, see Note 2.

        These consolidated financial statements (i) have been prepared on a going concern basis, which assumes continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business, and (ii) do not purport to show, reflect or provide for the consequences of the Debtors' Chapter 11 reorganization proceedings. In particular, these consolidated financial statements do not purport to show: (i) as to assets, the amount that may be realized upon their sale or their availability to satisfy liabilities, (ii) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof, (iii) as to stockholder's equity accounts, the effect of any changes that may be made in the capitalization of the Company, or (iv) as to operations, the effect of any changes that may be made in its business.

        Through May 2002, John J. Rigas, his sons and members of his immediate family served as directors and executive officers of the Company. In May 2002, such Rigas family members resigned from their positions as directors and executive officers of the Company. In addition, although members of John J. Rigas' family (collectively, the "Rigas Family") continue to own common stock with a majority of the voting power in Adelphia, the Rigas Family has not been able to exercise such voting power since the Debtors filed for protection under the Bankruptcy Code in June 2002. Prior to May 2002, the Company engaged in numerous transactions that directly or indirectly involved members of the Rigas Family and entities in which members of the Rigas Family directly or indirectly held controlling interests (collectively, the "Rigas Family Entities"). For additional information, see Note 6.

        These consolidated financial statements include the accounts of Adelphia and all of its subsidiaries that were directly or indirectly controlled by Adelphia prior to the bankruptcy petition. Following the petition for bankruptcy, the Company can no longer control the activities and operations of its subsidiaries. However, because the bankruptcy proceedings for the Company and its previously consolidated subsidiaries are consolidated for administrative purposes in the same Bankruptcy Court and will be overseen by the same judge, the financial statements of the Company and its subsidiaries have been presented on a combined basis, which is consistent with consolidated financial statements (see Note 2). As with consolidated financial statements, all inter-entity transactions between the Company and its subsidiaries are eliminated.

        These consolidated financial statements do not include the accounts of any of the Rigas Family Entities. The Company believes that under the guidelines which existed for the periods covered by these financial statements the Company did not have a controlling financial interest, including majority voting interest, control by contract or otherwise of any of the Rigas Family Entities. Accordingly, the Company did not meet the criteria for consolidation of any of the Rigas Family Entities.

        Adelphia Business Solutions, Inc., now known as TelCove ("TelCove"), was a majority-owned subsidiary of the Company through January 11, 2002 (the "TelCove Spin-off Date"). On the TelCove Spin-off Date, the Company distributed, in the form of a dividend, all of the shares of common stock

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

of TelCove owned by Adelphia (the "TelCove Spin-off") to holders of Adelphia $0.01 par value Class A common stock ("Class A Common Stock") and Adelphia $0.01 par value Class B common stock ("Class B Common Stock," and together with the Class A Common Stock, the "Adelphia Common Stock"). TelCove owns, operates and manages entities that provide competitive local exchange carrier ("CLEC") telecommunications services. On the TelCove Spin-off Date, the Company held a majority of the total voting power of the TelCove common stock. On March 27, 2002, TelCove and its direct subsidiaries commenced cases under Chapter 11 of the Bankruptcy Code. Subsequently, on June 18, 2002, certain indirect subsidiaries of TelCove also commenced cases under Chapter 11 of the Bankruptcy Code. TelCove emerged from Chapter 11 on April 7, 2004. For additional information, see Note 9.

Note 2: Bankruptcy

General

        On June 25, 2002 ("Petition Date"), the Debtors filed voluntary petitions to reorganize under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. On June 10, 2002, Century Communications Corporation ("Century"), an indirect wholly-owned subsidiary of Adelphia, filed a voluntary petition to reorganize under Chapter 11, seeking protection under the U.S. bankruptcy laws. The Debtors, which include Century, are currently operating their business as debtors-in-possession under Chapter 11. Included in the accompanying consolidated financial statements are subsidiaries that did not file voluntary petitions under the Bankruptcy Code. The assets and liabilities of such non-filing subsidiaries are not considered material to the consolidated financial statements.

        On July 11, 2002, a statutory committee of unsecured creditors (the "Creditors' Committee") was appointed, and on July 31, 2002, a statutory committee of equity holders (the "Equity Committee" and, together with the Creditors' Committee, the "Committees") was appointed. The Committees have the right to, among other things, review and object to certain business transactions and may participate in the formulation of the Debtors' plan of reorganization. Under the Bankruptcy Code, the Debtors were provided with specified periods during which only the Debtors could propose and file a plan of reorganization (the "Exclusive Period") and solicit acceptances thereto (the "Solicitation Period"). The Debtors received several extensions of the Exclusive Period and the Solicitation Period from the Bankruptcy Court with the latest extension of the Exclusive Period and the Solicitation Period being through February 17, 2004 and April 20, 2004, respectively. The Debtors filed a motion requesting an additional extension of the Exclusive Period and the Solicitation Period. However, the Equity Committee filed a motion to terminate the Exclusive Period and the Solicitation Period and other objections were filed regarding this request. The Bankruptcy Court has extended the Exclusive Period and the Solicitation Period until the hearing on the motions is held and a determination by the Bankruptcy Court is made. Until such hearing, the Exclusive Period and the Solicitation Period are continuing. No hearing has been scheduled.

        On February 25, 2004, the Debtors filed their proposed joint plan of reorganization (the "Stand-Alone Plan") and related draft disclosure statement with the Bankruptcy Court. The Debtors believe that there is substantial opposition to the terms of the Stand-Alone Plan as filed on February 25, 2004 from many of their constituents. The Debtors are in the process of revising the Stand-Alone Plan to address the opposition of certain constituents. In addition, if the Stand-Alone Plan is rejected by certain classes of claims or equity interests, the Bankruptcy Court may decide not to confirm it.

        As a result of the Company's filing of the bankruptcy petition and the other matters described in the following paragraphs, there is substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business, and in accordance with Statement of Position 90-7, Financial Reporting

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

by Entities in Reorganization Under the Bankruptcy Code ("SOP 90-7"). Except as required by SOP 90-7, the consolidated financial statements do not include any adjustments that might be required should the Company be unable to continue to operate as a going concern. In accordance with SOP 90-7, all pre-petition liabilities subject to compromise have been segregated in the consolidated balance sheets and classified as liabilities subject to compromise, at the estimated amount of allowable claims. Interest expense related to pre-petition liabilities subject to compromise has been reported only to the extent that it will be paid during the Chapter 11 proceedings or will be an allowed priority, secured, or unsecured claim. In addition, no preferred stock dividends have been accrued subsequent to the Petition Date. Liabilities not subject to compromise are separately classified as current or noncurrent. Revenue, expenses, realized gains and losses, and provisions for losses resulting from reorganization are reported separately as reorganization expenses due to bankruptcy. Cash used for reorganization items is disclosed in the consolidated statements of cash flows.

        The ability of the Debtors to continue as a going concern is predicated upon numerous matters, including the following:

  •
  having a plan of reorganization confirmed by the Bankruptcy Court;

  •
  being able to successfully implement the Company's business plans and otherwise offsetting the negative effects that the Chapter 11 filing has had on the Company's business, including the impairment of vendor relationships;

  •
  obtaining substantial financing, including working capital financing, which the Company may not be able to obtain on favorable terms, or at all. A failure to obtain necessary financing would result in the delay, modification or abandonment of the Company's development and expansion plans and would have a material adverse effect on the Company;

  •
  resolving a number of legal matters; the Company is party to material litigation, a Securities and Exchange Commission ("SEC") action and a United States Department of Justice ("DoJ") investigation, any of which could subject it to substantial damages or other penalties, including possible liquidation of the Company;

  •
  renewing franchises; failure to do so will result in reduced operating results and potential impairment of assets;

  •
  obtaining consideration sufficient to settle pre-petition liabilities subject to compromise, the amount of which is not known at this time because the rights and claims of the Debtors' various creditors will not be known until the Bankruptcy Court confirms a plan of reorganization;

  •
  being able to operate, pending emergence from bankruptcy, within the terms and conditions of the Company's Extended DIP Facility (defined below) and/or the Exit Financing Facility (defined below), including its limitations on capital expenditures and its financial covenants;

  •
  achieving positive operating results, increasing net cash provided by operating activities and maintaining satisfactory levels of capital and liquidity considering its history of net losses and capital expenditure requirements and the expected near-term continuation thereof; and

  •
  attracting, motivating and retaining key executives and employees.

        These issues are in addition to those operational and competitive challenges faced by the Company in the normal course of its business.

        Until a plan of reorganization is confirmed by the Bankruptcy Court and becomes effective, no assurance can be given that the Debtors will emerge from bankruptcy.

        To successfully emerge from bankruptcy, the Debtors must, among other things:

  •
  obtain an order of the Bankruptcy Court approving a disclosure statement as containing "adequate information;"

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

  •
  solicit acceptance of a plan of reorganization from the holders of claims and equity interests in each class that is impaired and not deemed by the Bankruptcy Court to have rejected the plan of reorganization;

  •
  obtain an order from the Bankruptcy Court confirming the plan of reorganization; and

  •
  consummate the plan of reorganization.

        To complete these steps, the Bankruptcy Court must first hold a hearing to determine if the disclosure statement contains adequate information. No date for such a hearing has been scheduled at this time. Second, before it can issue a confirmation order, the Bankruptcy Court must find that either (i) each class of impaired claims or equity interests has accepted the plan of reorganization or (ii) the plan of reorganization meets the requirements of the Bankruptcy Code to confirm the plan of reorganization over the objections of dissenting classes. In addition, the Bankruptcy Court must find that the plan of reorganization meets certain other requirements specified in the Bankruptcy Code. Confirmation of the plan of reorganization would resolve, among other things, the Debtors' pre-petition obligations, determine the revised capital structure of the newly reorganized Debtors and provide for the Company's corporate governance following emergence from bankruptcy.

        On April 22, 2004, Adelphia announced that it intends to pursue a sale of the Company while simultaneously pursuing the Stand-Alone Plan. On September 21, 2004, Adelphia formally launched its sale process in which potential bidders were invited to submit preliminary indications of interest in the Company and its subsidiaries or one or more Company-designated clusters of cable systems. On November 1, 2004, Adelphia, based on the non-binding indications of interest, invited qualified bidders to further participate in the sale process and to submit final legally binding bids in accordance with the bidding procedures approved by the Bankruptcy Court. The Company is pursuing the dual track process to determine which alternative is in the best interests of the Debtors' constituents. Certain fees are due upon successful completion of a sale, which are calculated as a percentage (0.11% to 0.20%) of the sale value. Additional fees may be payable depending on the outcome of the sale process.

        Pre-petition and post-petition obligations of the Debtors are treated differently under the Bankruptcy Code. Due to the commencement of the Chapter 11 Cases and the Debtors' failure to comply with certain financial covenants, the Debtors are in default on substantially all of their pre-petition debt obligations. As a result of the Chapter 11 filing, all actions to collect the payment of pre-petition indebtedness are subject to compromise or other treatment under a plan of reorganization. Generally, actions to enforce or otherwise effect payment of pre-petition liabilities are stayed. However, the Bankruptcy Court has approved the Debtors' motions to pay certain pre-petition obligations including, but not limited to, employee wages, salaries, commissions, incentive compensation and other related benefits. The Debtors have been paying and intend to continue to pay undisputed post-petition claims in the ordinary course of business. In addition, the Debtors may assume or reject pre-petition executory contracts and unexpired leases with the approval of the Bankruptcy Court. Any damages resulting from the rejection of executory contracts and unexpired leases are treated as general unsecured claims and will be classified as liabilities subject to compromise. For additional information concerning liabilities subject to compromise, see below.

        The ultimate amount of the Debtors' liabilities will be determined during the Debtors' claims resolution process. The Bankruptcy Court established a bar date for filing proofs of claim against the Debtors' estates of January 9, 2004. A bar date is the date by which proofs of claims must be filed if a claimant disagrees with how its claim appears on the Debtors' Schedules of Liabilities. However, under certain limited circumstances, claimants may file proofs of claims after the bar date. The aggregate amount of claims filed with the Bankruptcy Court far exceeds the Debtors' estimate of ultimate liability. Over 18,000 proofs of claim asserting in the aggregate $3.2 trillion in claims have been filed against the Debtors' estates in the Chapter 11 Cases, including duplicative claims, but excluding any estimated amounts for unliquidated claims. The Debtors currently are in the process of reviewing,

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

analyzing and reconciling the scheduled and filed claims and have filed their first omnibus objection to certain of the claims. The Debtors anticipate filing additional objections in the future addressing a substantial portion of the remaining proofs of claims. At present, the allowed amounts of such claims are not determinable, and the Debtors expect that the claims resolution process will take significant time to complete.

        In order to provide liquidity, the Debtors entered into an Amended and Restated Credit and Guaranty Agreement dated as of August 26, 2002, with a group of lenders for a debtor-in-possession credit facility (as amended, the "DIP Facility"). On May 10, 2004, the Debtors entered into a Second Amended and Restated Credit and Guaranty Agreement, which amended and restated the DIP Facility in its entirety (as amended, the "Extended DIP Facility"). For additional information, see Note 14.

Exit Financing Commitment

        On February 25, 2004, the Company executed a commitment letter and certain related documents pursuant to which, and subject to the terms and conditions set forth therein, a syndicate of financial institutions committed to provide to the Debtors up to $8,800,000,000 in exit financing (the "Exit Financing Facility"), which amounts will be used by the Debtors to make the cash payments contemplated by the Debtors' Stand-Alone Plan and to pay related transaction costs associated with the reorganization of the Debtors. The commitment letter and the related documents were amended on several occasions during the first and second quarters of 2004 to give effect to certain developments in the bankruptcy cases of the Debtors, including in response to the April 22, 2004 announcement by the Debtors of their intention to pursue a possible sale of the Company or its assets.

        The proposed Exit Financing Facility is comprised of (i) $5,500,000,000 of senior secured credit facilities, which includes $4,750,000,000 of term loans and a $750,000,000 revolving credit line, and (ii) a $3,300,000,000 bridge facility. The revolving credit line would generally not be used on the closing date to finance the cash payments to be made under the Debtors' Stand-Alone Plan or to pay transaction costs associated with the reorganization of the Debtors. Rather, the revolving credit line would be used following the completion of the Debtors' reorganization to fund the working capital requirements of the Debtors. The aggregate commitment of the exit lenders under the terms of the Exit Financing Facility is subject to reduction under certain circumstances, which are described in the commitment letter, as amended. In addition, the Company has the right to terminate the commitment of the exit lenders after the execution of a definitive sale agreement that has been approved by the board of directors of Adelphia (the "Board") providing for the sale of all or substantially all of the assets of the Debtors or all or substantially all of the equity of Adelphia. The obligation of the exit lenders to fund the Exit Financing Facility is subject to certain conditions which are enumerated in the commitment letter and the attachments thereto, each as amended. There can be no assurance that such conditions will be satisfied.

        On June 30, 2004, and after the Debtors and the exit lenders agreed on certain modifications to the terms of the Exit Financing Facility, the Bankruptcy Court entered an order approving the Exit Financing Facility. Following the Bankruptcy Court's approval of the Exit Financing Facility, the Company paid the exit lenders a nonrefundable fee of $10,000,000 and reimbursed the exit lenders for certain expenses they had incurred through the date of such approval, including certain legal expenses incurred by them through such date. Additional fees will be payable by the Company under the terms of the Exit Financing Facility irrespective of whether the exit financing facilities are utilized. A fee of $10,000,000 will be payable if the exit financing facilities are not utilized. Certain other fees will only become payable if the Exit Financing Facility is funded.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Presentation

        For periods subsequent to the Petition Date, the Company has applied the provisions of SOP 90-7. SOP 90-7 requires that pre-petition liabilities that are subject to compromise be segregated in the consolidated balance sheet as liabilities subject to compromise and that revenue, expenses, realized gains and losses, and provisions for losses resulting directly from the reorganization due to the bankruptcy be reported separately as reorganization expenses in the consolidated statements of operations. Liabilities subject to compromise are reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. Liabilities subject to compromise consist of the following (amounts in thousands):

	December 31,
	2003	2002
Parent and subsidiary debt	$13,290,903	$13,290,903
Parent and subsidiary debt under co-borrowing credit facilities attributable to Rigas Family Entities	2,846,156	2,846,156
Accounts payable	1,059,231	1,059,231
Accrued liabilities	839,142	823,834
Series B Preferred Stock	148,794	—

	$18,184,226	$18,020,124

        Following is a reconciliation of the changes in liabilities subject to compromise for the period from the Petition Date through December 31, 2003:

Cumulative since Petition Date
Balance at Petition Date	$18,017,513
Contract rejections	2,611

Balance at December 31, 2002	18,020,124
Contract rejections	18,308
Series B Preferred Stock	148,794
Settlements	(3,000)

Balance at December 31, 2003	$18,184,226

        The amounts presented as liabilities subject to compromise may be subject to future adjustments depending on Bankruptcy Court actions, completion of the reconciliation process with respect to disputed claims, determinations of the secured status of certain claims, the values of any collateral securing such claims, or other events. Such adjustments may be material to the amounts reported as liabilities subject to compromise.

        Amortization of deferred financing fees related to pre-petition debt obligations was terminated effective on the Petition Date and the unamortized amount at the Petition Date ($134,208,000) has been included as an offset to liabilities subject to compromise at December 31, 2003 and 2002 as an adjustment of the net carrying value of the related pre-petition debt. Similarly, amortization of the issuance costs for the Company's redeemable preferred stock was also terminated at the Petition Date. For periods subsequent to the Petition Date, interest expense has been reported only to the extent that it will be paid during Chapter 11 proceedings or will be an allowed priority, secured or unsecured claim. In addition, no preferred stock dividends have been accrued subsequent to the Petition Date. For additional information, see Notes 14 and 15.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

        Upon the Debtors' emergence from bankruptcy, the Company anticipates that material adjustments will be recorded to the Company's consolidated balance sheet to reflect the restructuring of the Company's assets and liabilities as a result of a plan of reorganization and the application of fresh-start reporting as provided by SOP 90-7. Under fresh-start reporting, the reorganization value of the Company will be allocated to its assets and liabilities on a basis substantially consistent with purchase accounting in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations ("SFAS No. 141"). As such, the Company's consolidated financial statements for periods subsequent to the fresh-start reporting date are not expected to be comparable with those of prior periods.

Reorganization Expenses due to Bankruptcy and Investigation and Re-audit Related Fees

        Only those fees directly related to the Chapter 11 filings are included in reorganization expenses due to bankruptcy. These expenses are offset by the interest earned during reorganization. Certain reorganization expenses are contingent upon the approval of a plan of reorganization by the Bankruptcy Court and include cure costs, financing fees and success fees. The Company is currently aware of certain success fees that potentially could be paid to third party financial advisers of the Company and Committees upon the Company's emergence from bankruptcy. Currently, these contingent fees are estimated to be between $21,500,000 and $34,950,000. As no plan of reorganization has been confirmed by the Bankruptcy Court, no accrual for such contingent payments or equity awards to certain executives payable upon emergence from bankruptcy has been recorded in the accompanying consolidated financial statements. The following table sets forth certain components of reorganization expenses for the indicated periods (amounts in thousands):

	Year ended December 31,
	2003	2002
Contract and lease rejections	$18,258	$2,409
Professional fees	81,949	47,499
Interest earned during reorganization	(4,390)	(2,779)
Other	3,054	1,555

Total reorganization expenses due to bankruptcy	$98,871	$48,684

        The Company is incurring certain professional fees that, although not directly related to the Chapter 11 filing, relate to the investigation of the actions of the Rigas Family management and related efforts to comply with applicable laws and regulations. These expenses include the additional audit fees incurred for the year ended December 31, 2001 and prior, and legal, special investigation and forensic consultant fees of the Company and a special committee of the Board. These expenses have been included in investigation and re-audit related fees in the accompanying consolidated statements of operations.

Note 3: Summary of Significant Accounting Policies

Bankruptcy

        As a result of the Debtors' Chapter 11 filings, these consolidated financial statements have been prepared in accordance with SOP 90-7. For additional information, see Note 2.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Cash Equivalents

        Cash equivalents consist primarily of money market funds and United States ("U.S.") Government obligations with maturities of three months or less when purchased. The carrying amounts of cash equivalents approximate their fair values.

Supplemental Cash Flow Information

        The table below sets forth the Company's supplemental cash flow information (amounts in thousands):

	Year ended December 31,
	2003	2002	2001
Cash paid for interest	$379,423	$660,801	$1,090,420
Capitalized interest	$(21,643)	$(37,010)	$(57,248)
Cash paid for income taxes	$461	$175	$570

        Significant non-cash investing and financing activities are summarized in the table below. There were no significant non-cash transactions in 2003. The summarized information in the table should be read in conjunction with the more detailed information included in the referenced Notes (amounts in thousands):

	Year ended December 31,
	2002	2001
Net assets of entities acquired in exchange for issuance of Class A Common Stock (Note 8)	$46,470	$184,294
Purchase of Adelphia securities by Rigas Family Entities (Note 6)	$393,569	$421,715
Issuance of treasury shares on behalf of NFHLP (Note 6)*	$—	$5,407
Excess of fair value of net assets acquired over historical cost of net assets surrendered in cable systems exchanges (Note 8)	$—	$541,994
Decrease in additional paid-in capital due to TelCove Spin-off (Note 9)	$1,346,500	$—
Assets acquired under capital leases (Note 14)	$11,244	$44,252

        *Niagara Frontier Hockey, L.P., a Delaware limited partnership owned by the Rigas Family ("NFHLP").

Restricted Cash

        Restricted cash is comprised of: (i) proceeds received from the $200,000,000 loan made pursuant to the DIP Facility (the "Tranche B Loan") that were subject to letter of credit agreements or other restrictions pursuant to the DIP Facility, (ii) cash receipts from customers that were placed in trust as a result of a dispute arising from the acquisition of a cable system (for additional information, see Note 8), (iii) amounts that are required to be used to pay franchise fees pursuant to an agreement with an insurance provider and (iv) amounts reserved for the construction of an advanced information

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

technology infrastructure under TelCove's contract with the Commonwealth of Pennsylvania. Details of restricted cash are presented below (amounts in thousands):

	December 31,
	2003	2002	2001
Current restricted cash:
Dispute related to acquisition	$13,215	$9,244	$—
Other	1,112	—	—

Total	$14,327	$9,244	$—

	December 31,
	2003	2002	2001
Noncurrent restricted cash:
Tranche B Loan	$45,000	$193,000	$—
Agreement with insurance provider	28,662	32,946	—
Commonwealth of Pennsylvania	—	—	18,995
Other	1,148	2,292	2,216

Total	$74,810	$228,238	$21,211

Accounts Receivable

        Accounts receivable are reflected net of an allowance for doubtful accounts. Such allowance was $40,108,000, $26,957,000 and $104,452,000 (including $71,890,000 related to TelCove) at December 31, 2003, 2002 and 2001, respectively. Valuation allowances for uncollectible accounts receivable are established through a charge to direct operating and programming expenses. The Company assesses the adequacy of this reserve periodically, evaluating general factors such as the length of time individual receivables are past due, historical collection experience, and the economic and competitive environment.

        In the case of receivables for CLEC telecommunications services, the Company also assesses the ability of specific customers to meet their financial obligations and establishes specific valuation allowances based on the amount the Company expects to collect from these customers, as considered necessary. If circumstances change such that past collection experience and assessment of the economic and regulatory environment are no longer relevant, the estimate of the recoverability of the Company's accounts receivable may change.

Investments

        All publicly traded marketable securities held by the Company are classified as available-for-sale securities and are recorded at fair value. Unrealized gains and losses resulting from changes in fair value between measurement dates for available-for-sale securities are recorded net of taxes as a component of other comprehensive income (loss). Unrealized losses that are deemed to be other-than-temporary are recognized currently. Investments in privately held entities in which the Company does not have the ability to exercise significant influence over their operating and financial policies are accounted for at cost, subject to other-than-temporary impairment, and are included in other noncurrent assets, net.

        Investments in entities in which the Company has the ability to exercise significant influence over the operating and financial policies of the investee are accounted for under the equity method. Equity method investments are recorded at original cost, subject to other-than-temporary impairment, and adjusted quarterly to recognize the Company's proportionate share of the investees' net income or

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

losses after the date of investment, additional contributions or advances made, and dividends received. The equity method of accounting is suspended when the Company no longer has significant influence, for example, during the period that investees are undergoing corporate reorganization or bankruptcy proceedings. The Company's share of losses is generally limited to the extent of the Company's investment unless the Company is committed to provide further financial support to the investee. The excess of the Company's investment over its share of the net assets of each of the Company's investees has been attributed to the franchise rights and customer relationship intangibles of the investee. Accordingly, prior to the Company's January 1, 2002 adoption of SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"), the Company calculated the amortization of such excess basis on a straight-line basis using weighted average useful lives that were based on the useful lives of the assets of the applicable investee. Following the adoption of SFAS No. 142, the Company no longer amortizes the excess basis to the extent it has been attributed to the investee's intangible assets that are not subject to amortization. As discussed below under "Intangible Assets", the Company has determined that franchise rights have an indefinite life, and therefore are not subject to amortization. Excess basis amortization is included in share of earnings (losses) of equity affiliates, net in the accompanying consolidated statements of operations.

        Changes in the Company's proportionate share of the underlying equity of a subsidiary or an equity method investee, which result from the issuance of additional equity securities of the subsidiary or equity investee, are reflected as increases or decreases to the Company's additional paid-in capital.

        On a quarterly basis, the Company reviews its investments to determine whether a decline in fair value below the cost basis is other-than-temporary. The Company considers a number of factors in its determination including: (i) the financial condition, operating performance and near term prospects of the investee, (ii) the reason for the decline in fair value, be it general market, industry specific or investee specific conditions, (iii) the length of time that the fair value of the investment is below the Company's carrying value, and (iv) changes in value subsequent to the balance sheet date. If the decline in estimated fair value is deemed to be other-than-temporary, a new cost basis is established at the then estimated fair value. In situations where the fair value of an asset is not evident due to a lack of public market price or other factors, the Company uses its best estimates and assumptions to arrive at the estimated fair value of such an investment. The Company's assessment of the foregoing factors involves a high degree of judgment, and the use of significant estimates and assumptions.

Derivative and Other Financial Instruments

        Effective January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"), as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133 ("SFAS No. 137"), by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities ("SFAS No. 138") and by SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS No. 149"). SFAS No. 133 requires that all derivative instruments be recognized in the balance sheet at fair value. In addition, SFAS No. 133 provides that for derivative instruments that qualify for hedge accounting, changes in fair value will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in stockholders' equity as a component of accumulated other comprehensive income (loss) until the hedged item is recognized in earnings, depending on whether the derivative hedges changes in fair value or cash flows. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

        The Company has entered into interest rate exchange agreements, interest rate cap agreements and interest rate collar agreements with the objective of managing its exposure to fluctuations in interest rates. However, the Company has not designated these agreements as hedging instruments pursuant to the provisions of SFAS No. 133. Accordingly, changes in the fair value of these agreements

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

were recognized currently and included in other income (expense) through the Petition Date. Changes in the fair value of these agreements subsequent to the Petition Date have not been recognized, as the amount to be received or paid in connection with these agreements will be determined by the Bankruptcy Court. For additional information, see Note 14.

        The Company has received stock purchase warrants from vendors and other strategic partners in connection with various agreements. Prior to January 1, 2001, the Company accounted for these warrants at cost, subject to other-than-temporary impairment. Pursuant to SFAS No. 133, these warrants are considered to be derivative financial instruments. As such, following the adoption of SFAS No. 133, changes in the fair values of these warrants have been included in other income (expense), net. For additional information, see Note 5.

Business Combinations

        The Company has accounted for business combinations using the purchase method of accounting. The results of operations of the acquired business have been included in the Company's consolidated results from the date of the acquisition. The cost to acquire companies, including transaction costs, has been allocated to the underlying net assets of the acquired company based on their respective fair values. Any excess of the purchase price over estimated fair values of the identifiable net assets acquired has been recorded as goodwill. The value assigned to Class A Common Stock issued by Adelphia as consideration for acquisitions is generally based on the average market price for a period of a few days before and after the date that the respective terms were agreed to and announced. Gains or losses on exchanges of cable systems are calculated as the difference between the historical cost basis of the net assets of the surrendered cable systems and the fair value of the net assets of the acquired cable systems, as adjusted for any additional consideration that is received or paid.

        The application of purchase accounting requires a high degree of judgment and involves the use of significant estimates and assumptions. For additional information, see Note 8.

Property and Equipment

        The details of property and equipment and the related accumulated depreciation are set forth below for the indicated periods (amounts in thousands):

	December 31,
	2003	2002	2001
Cable distribution systems	$6,608,704	$6,283,662	$5,352,760
Support equipment and buildings	689,838	698,528	1,579,793
Land	51,979	51,404	47,519

	7,350,521	7,033,594	6,980,072
Accumulated depreciation	(2,816,135)	(2,373,255)	(2,009,173)

	$4,534,386	$4,660,339	$4,970,899

        Property and equipment is stated at cost less accumulated depreciation. In accordance with SFAS No. 51, Financial Reporting by Cable Television Companies ("SFAS No. 51"), the Company capitalizes costs associated with the construction of new cable transmission and distribution facilities and the installation of new cable services. Capitalized construction and installation costs include materials, labor and applicable indirect costs. Installation costs include (i) labor, material and overhead costs related to the initial connection (or "drop") from the Company's cable plant to a customer location, (ii) the replacement of a drop and (iii) the installation of equipment for additional services, such as digital cable or high-speed Internet ("HSI"). The costs of other customer-facing activities, such as reconnecting customer locations where a drop already exits, disconnecting customer locations and repairing or maintaining drops, are expensed

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

as incurred. The Company's methodology for capitalization of construction and installation costs uses standard models based on actual costs.

        The Company captures data from its billing, customer care and engineering records to determine the number of occurrences for each capitalizable activity, applies the appropriate standard and capitalizes the result on a monthly basis. Periodically, the Company reviews and adjusts, if necessary, the amount of costs capitalized utilizing the methodology described above, based on comparisons to actual costs incurred. Significant judgment is involved in the development of costing models and in the determination of the nature and amount of indirect costs to be capitalized.

        Improvements that extend asset lives are capitalized and other repairs and maintenance expenditures are expensed as incurred.

        Subject to the change noted below for set-top boxes, remotes and modems, depreciation is computed on the straight-line method using the following useful lives:

Classification	Useful Lives
Cable distribution systems:
Construction equipment	12 years
Cable plant	9 to 12 years
Set-top boxes, remotes and modems	3 to 5 years (see below)
Studio equipment	7 years
Advertising equipment	5 years
Tools and test equipment	5 years
Support equipment and buildings:
Buildings and improvements	10 to 20 years
Office furniture	10 years
Aircraft	10 years
Computer equipment	3 to 7 years
Office equipment	5 years
Vehicles	5 years

        The Company periodically evaluates the useful lives of all property and equipment. Since January 1, 2002, depreciation of set-top boxes, remotes and modems has been provided using the straight-line method over an estimated useful life of 3 to 5 years. Prior to January 1, 2002, the Company calculated depreciation of set-top boxes, remotes and modems under the straight-line method over an estimated useful life of 5 to 7.5 years. Management reduced these estimated lives based upon continued technological changes, including the move from analog to digital technology and a higher churn rate associated with digital cable service, which indicated a decline in such lives. The impact of changing these useful lives during the year ended December 31, 2002 was a $95,220,000 increase to the Company's net loss and a $0.38 per common share increase to the Company's net loss per common share.

        The useful lives used to depreciate cable plant that is undergoing rebuilds are adjusted such that property and equipment to be retired will be fully depreciated by the time the rebuild is completed. In addition, the useful lives assigned to property and equipment of acquired companies are based on the expected remaining useful lives of such acquired property and equipment. Upon the sale of cable systems, the related cost and accumulated depreciation is removed from the respective accounts and any resulting gain or loss is reflected in earnings.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Intangible Assets

        Franchise rights represent the value attributed to agreements with local authorities that allow access to homes in cable service areas acquired in connection with a business combination. Prior to the adoption of SFAS No. 142 on January 1, 2002, the Company amortized such acquired franchise rights on a straight-line basis over a 40-year period. Following the adoption of SFAS No. 142, the Company is no longer amortizing acquired franchise rights as the Company has determined that such rights have an indefinite life. Costs to extend and maintain the Company's franchise rights are expensed as incurred. Prior to the adoption of SFAS No. 142, these costs were capitalized in accordance with SFAS No. 51 and were amortized on a straight-line basis over the renewal period, generally 15 years.

        Goodwill represents the excess of the acquisition cost of an acquired entity over the fair value of the identifiable net assets acquired. Prior to the adoption of SFAS No. 142, the Company amortized goodwill on a straight-line basis over a 40-year period. Following the adoption of SFAS No. 142, the Company no longer amortizes goodwill.

        The pro forma net loss and net loss per common share for 2001, as adjusted to eliminate the amortization of excess cost basis attributable to intangible assets of equity affiliates, franchise rights and goodwill, are set forth below (amounts in thousands):

Year ended December 31, 2001
Net loss, as reported	$(6,116,501)
Adjustment to eliminate amortization of:
Excess cost basis attributable to intangible assets of equity affiliates that are not subject to amortization	6,635
Franchise rights	175,273
Goodwill	162,468

Pro forma net loss	$(5,772,125)

Basic and diluted loss per common share, as reported	$(35.07)
Adjustment to eliminate amortization of:
Excess cost basis attributable to intangible assets of equity affiliates that are not subject to amortization	.04
Franchise rights	1.00
Goodwill	.92

Pro forma basic and diluted loss per common share, as adjusted	$(33.11)

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

        Following is a reconciliation of the changes in the carrying amount of goodwill for the periods indicated (amounts in thousands):

	Cable	Corporate and Other	Total
Balance at January 1, 2001*	$5,557,695	$95,266	$5,652,961
Acquisitions	185,040	—	185,040
Increase due to increase in the Company's ownership interest in TelCove	—	99,040	99,040
Goodwill amortization expense	(155,959)	(6,509)	(162,468)
Impairments	(2,444,084)	(187,797)	(2,631,881)

Balance at December 31, 2001	3,142,692	—	3,142,692
Acquisitions	3,328	—	3,328
Cumulative effects of accounting changes	(881,610)	—	(881,610)
Impairments	(755,905)	—	(755,905)
Other adjustments	(821)	—	(821)

Balance at December 31, 2002	1,507,684	—	1,507,684
Acquisitions	4,191	—	4,191

Balance at December 31, 2003	$1,511,875	$—	$1,511,875

*
Restated. See Note 4.

        Customer relationships, which represent the value attributed to customer relationships acquired in business combinations, are amortized on a straight-line basis over a 10-year period. Amortization of intangible assets aggregated $157,515,000, $158,898,000 and $499,713,000 during 2003, 2002 and 2001, respectively. Based solely on the Company's current amortizable intangible assets, the Company expects that amortization expense will be approximately $157,000,000 each year over the next five years. The details of customer relationships and other are set forth below for the indicated periods (amounts in thousands):

	As of December 31,
	2003	2002	2001
Gross carrying amount	$1,620,941	$1,610,729	$1,701,609
Accumulated amortization	(658,759)	(501,244)	(390,975)

Net carrying amount	$962,182	$1,109,485	$1,310,634

Impairment of Long-Lived Assets

        Pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"), which the Company adopted on January 1, 2002, the Company evaluates property and equipment and amortizable intangible assets for impairment whenever current events and circumstances indicate the carrying amounts may not be recoverable. If the carrying amount is greater than the expected future undiscounted cash flows to be generated, the Company recognizes an impairment loss equal to the excess, if any, of the carrying value over the fair value of the asset. The Company generally measured fair value based upon the present value of estimated future net cash flows of an asset group over its remaining useful life. The Company utilized an independent third party valuation firm to assist in the determination of fair value for the cable assets. With respect to long-lived assets associated with cable systems, the Company groups systems at a level which represents the lowest level

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

of cash flows that are largely independent of other assets and liabilities. The Company's asset groups under this methodology consist of seven major metropolitan markets and numerous other asset groups in the Company's geographically dispersed operations.

        Pursuant to SFAS No. 142, the Company evaluates its goodwill and franchise rights for impairment, at least annually on July 1, and whenever other facts and circumstances indicate that the carrying amounts of goodwill and franchise rights may not be recoverable. The Company evaluates the recoverability of the carrying amount of goodwill at its operating regions. These operating regions make up the Company's cable operating segment determined pursuant to SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, as further discussed in Note 20. For purposes of this evaluation, the Company compares the fair value of the assets of each of the Company's operating regions to their respective carrying amounts. If the carrying value of an operating region were to exceed its fair value, the Company would then compare the implied fair value of the operating region's goodwill to its carrying amount, and any excess of the carrying amount over the fair value would be charged to operations as an impairment loss. The fair value of goodwill represents the excess of the operating region's fair value over the fair value of its identifiable net assets. The Company evaluates the recoverability of the carrying amount of its franchise rights based on the same asset groupings used to evaluate its long-lived assets under SFAS No. 144 because the franchise rights are inseparable from the other assets in the asset group. These groupings are consistent with the guidance in Emerging Issues Task Force ("EITF") Issue No. 02-7, Unit of Measure for Testing Impairment of Indefinite-Lived Intangible Asset. Any excess of the carrying value over the fair value for franchise rights is charged to operations as an impairment loss.

        Prior to the adoption of SFAS No. 144 and SFAS No. 142, the Company evaluated impairment of the carrying amounts of its property and equipment and intangible assets including goodwill under SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("SFAS No. 121"). In addition, the Company evaluated impairment of goodwill under Accounting Principles Board ("APB") Opinion No. 17, Intangible Assets ("APB No. 17"). The Company evaluated its assets for impairment whenever current events and circumstances indicated that such carrying amounts may not be recoverable. Under SFAS No. 121, if the carrying amounts of the assets were greater than the expected undiscounted cash flows to be generated by such assets, an impairment loss was recognized when the carrying values of such assets exceeded their estimated fair value. The Company generally measured fair value based upon the present value of estimated future net cash flows of an asset group over its remaining useful life. The Company utilized an independent third party valuation firm to assist in the determination of fair value. Under APB No. 17, the Company evaluated goodwill for impairment after consideration of any impairments measured under SFAS No. 121 on an undiscounted cash flow basis.

        The evaluation of long-lived assets for impairment requires a high degree of judgment and involves the use of significant estimates and assumptions. For additional information, see Note 12.

Internal-Use Software

        The Company capitalizes certain direct development costs associated with internal-use software, including external direct costs of material and services, and payroll and related benefit costs for employees devoting time to the software projects. Such costs are amortized over an estimated useful life of three years, beginning when the assets are substantially ready for use. Capitalized internal-use software costs were $14,882,000, $15,250,000 and $59,905,000 during 2003, 2002 and 2001, respectively. The net book value of internal-use software at December 31, 2003, 2002 and 2001 was $35,678,000, $26,584,000 and $95,741,000, respectively. Internal-use software costs are included in other noncurrent assets, net in the accompanying consolidated balance sheets.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Deferred Financing Fees

        In general, costs associated with the issuance and refinancing of debt are deferred and amortized to interest expense using the effective interest method over the term of the related debt agreement. However, in the case of deferred financing costs related to pre-petition debt obligations, amortization was terminated effective on the Petition Date and the unamortized amount at the Petition Date ($134,208,000) is included as an offset to liabilities subject to compromise at the Petition Date and at December 31, 2003 and 2002 as an adjustment of the net carrying value of the related pre-petition debt. Deferred financing fees related to the DIP Facility of $12,774,000 and $35,908,000 at December 31, 2003 and 2002, respectively, are included in other noncurrent assets, net in the accompanying consolidated balance sheets. Deferred financing fees related to pre-petition debt of $161,351,000 at December 31, 2001, are included in noncurrent assets, net in the accompanying consolidated balance sheets.

Minority's Interest

        Recognition of minority's interest share of losses of consolidated subsidiaries are limited to the amount of such minority's interest allocable share of the common equity of those consolidated subsidiaries. In addition, in situations where losses allocable to the minority's interest are charged to the Company because such losses exceed the minority's interest share of the subsidiary's equity, the subsequent recapture of such losses as a result of the subsidiary's issuance of additional equity to minority's interest is reflected as an increase to additional paid-in capital.

Foreign Currency Translation

        Assets and liabilities of the Company's cable operations in Brazil, where the functional currency is the local currency, are translated into U.S. dollars at the exchange rate as of the balance sheet date, and the related translation adjustments are recorded as a component of other comprehensive income (loss). Revenue and expenses are translated using average exchange rates prevailing during the period.

Transactions with the Rigas Family and Rigas Family Entities

        The Company has had significant involvement, directly or indirectly, with the Rigas Family and numerous legal entities owned by the Rigas Family. The involvement ranges from engaging in joint business transactions, such as co-borrowing arrangements, to managing cable system operations, participating in centralized cash management and accounting functions, advancing funds, purchasing goods or services and engaging in numerous other formal and informal transactions or arrangements. The Rigas Family Entities include entities that are borrowers under co-borrowing agreements with certain subsidiaries of Adelphia (including the subsidiaries of such entities, the "Rigas Co-Borrowing Entities") as well as other Rigas Family Entities with varying degrees of involvement with the Company. The Company does not hold equity interests in any of the Rigas Family Entities.

        Until mid-2002, the Company disbursed significant amounts of money directly to or on behalf of the Rigas Family Entities. The Company continues to disburse money for the operations of certain Rigas Family Entities that operate cable systems and are managed by the Company (the "Managed Cable Entities"). Generally, amounts funded to or on behalf of the Rigas Family Entities were recorded by the Company as advances to those entities and are included as amounts due from the Rigas Family and Rigas Family Entities. The amounts due from the Rigas Family and Rigas Family Entities also include interest expected to be reimbursed by the Rigas Co-Borrowing Entities (considered probable of collection) on the portion of the co-borrowing debt attributable to those entities. Interest was deferred or otherwise not charged to the Rigas Family or the other Rigas Family Entities because amounts were not considered probable of collection or written agreements supporting

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

such charges could not be located. No accounting recognition is given in the Company's financial statements for the amounts deferred.

        Amounts due from the Rigas Family and Rigas Family Entities is presented as a reduction of stockholders' equity as (i) approximately half of the advances were used by those entities to acquire Adelphia securities, (ii) these advances occurred frequently, (iii) there were no definitive debt instruments that specified repayment terms and (iv) there was no demonstrated repayment history.

        During periods in which the Company and the Rigas Family Entities were under common control, transfers of entities or long-lived assets between such entities were accounted for at the transferor's historical cost and any difference between the consideration agreed upon and such historical cost was treated as an adjustment of additional paid-in capital. Where a contractual agreement or similar arrangement exists for management services, the fees charged are based on the contractually specified terms. In the absence of such agreements, the fees charged by the Company to the Rigas Family Entities are based on the actual costs incurred by the Company. The Company also charged transaction fees with respect to debt financing obtained and acquisitions arranged for certain Rigas Co-Borrowing Entities. For accounting purposes, the excess of the transaction fees charged by the Company over the actual cost associated with obtaining the debt financing or arranging the acquisition has been reflected as an adjustment to additional paid-in capital. All other transactions between the Company and the Rigas Family Entities have been reflected in the Company's consolidated financial statements based on the actual cost of the related goods or services.

        The Company followed the principles outlined in SFAS No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, Accounting by Creditors for Impairments of a Loan—Income Recognition and Disclosures, to establish its policies related to both the recognition of interest due from the Rigas Family Entities and to determine impairment of advances to the Rigas Family and Rigas Family Entities. As previously mentioned, interest attributed to a particular Rigas Family Entity is recognized as amounts due from the Rigas Family and Rigas Family Entities in the Company's consolidated financial statements as long as none of the underlying receivable balance due from that entity is impaired. Once all or a portion of the receivable balance due from a Rigas Family Entity is impaired, the reimbursement of interest is no longer recognized on any of the debt attributable to that Rigas Family Entity because collection is not probable.

        The Company evaluated impairment of amounts due from the Rigas Family and Rigas Family Entities at each balance sheet date and whenever other facts and circumstances indicated the carrying value may have been impaired, on an entity-by-entity basis, which considers the legal structure of each entity to which advances were made. The Company was unable to evaluate impairment based on the present value of expected future cash flows from repayment because the advances generally do not have supporting loan documents, interest rate, repayment terms or history of repayment. The Company considered such advances as collateral-backed loans and measured the expected repayments based on the estimated fair value of the underlying assets of each respective entity at the balance sheet dates. The evaluation is based on an orderly liquidation of the underlying assets and does not apply current changes in circumstances to prior periods. For example, the most significant impairment recognition occurred in June 2002 when the Debtors filed for bankruptcy protection due to the dramatic effect that the filing had on the value of the underlying assets available for repayment of the advances. No increases in underlying asset values were recognized following bankruptcy. Any amounts ultimately recovered in excess of recorded amounts will be recognized as income at the time of recovery.

        Management believes that the amounts charged to the Rigas Family Entities and reflected in the accompanying consolidated statements of operations with respect to management fees, transaction fees and interest expense are reasonable.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Revenue Recognition

        Revenue from video and HSI service is recognized as services are provided. Credit risk is managed by disconnecting services to customers whose accounts are delinquent for a specified number of days. Consistent with SFAS No. 51, installation revenue obtained from the connection of subscribers to the cable system is recognized in the period installation services are provided to the extent of related direct selling costs. Any remaining amount is deferred and recognized over the estimated average period that customers are expected to remain connected to the cable system. Installation revenue was less than related direct selling costs for all periods presented. The Company classifies fees collected from cable subscribers for reimbursement of fees paid to local franchise authorities as a component of service revenue because the Company is the primary obligor to the local franchise authority. Revenue from advertising sales is recognized as the advertising is aired. Certain fees and commissions related to advertising sales are recognized as costs and expenses in the accompanying consolidated financial statements.

        Revenue from telecommunications services provided by CLECs is recognized as the services are provided at the amount the Company expects to realize, which includes billing and service adjustments. During periods prior to the TelCove Spin-off Date, the Company leased fiber capacity to other telecommunications providers for cash. These transactions were structured as an indefeasible right of use ("IRU") that provided for the exclusive right to use a specified amount of capacity or fiber for a specified term. The consideration received was recognized as revenue on a straight-line basis over the term of the IRU agreement.

Programming Launch Fees and Incentives

        From time to time, the Company enters into binding agreements with programming networks whereby the Company is to receive cash, warrants to purchase common stock or other consideration in exchange for launch, channel placement or other considerations with respect to the carriage of programming services on the Company's cable systems. Amounts received or to be received under such arrangements are recorded as deferred income and amortized, generally on a straight-line basis, over the period in which the Company expects to earn such payments, provided that it is probable that the Company will satisfy the carriage obligations and that the amounts to be received are reasonably estimable. Where it is not probable that the Company will satisfy the carriage obligations, or where the amounts to be received are not estimable, recognition is deferred until the specific carriage obligations are met and the consideration to be received is reasonably estimable. The amounts recognized under these arrangements generally are reflected as reductions of costs and expenses. However, amounts recognized with respect to (i) payments received from shopping and other programming networks for which the Company does not pay license fees and (ii) consideration received in connection with interactive services are reflected as revenue. At the time that the Company's launch, carriage or other obligations are terminated, any remaining deferred income associated with such terminated obligations is recognized and included in other income (expense), net in the accompanying consolidated statements of operations. For additional information, see Note 11.

Advertising Costs

        Advertising costs are expensed as incurred. The Company's advertising expense was $88,410,000, $61,077,000 and $62,106,000 during 2003, 2002 and 2001, respectively.

Stock-Based Compensation

        The Company applies the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB Opinion No. 25"), and related interpretations to account for the Company's fixed plan stock options. Under this method, compensation expense for

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

stock options or awards that are fixed is required to be recognized over the vesting period only if the current market price of the underlying stock exceeds the exercise price on the date of grant. SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), established accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, and has adopted the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No.123 ("SFAS No. 148"). The following table illustrates the effects on net loss and loss per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (amounts in thousands):

	Year ended December 31,
	2003	2002	2001
Net loss — as reported	$(832,612)	$(7,188,828)	$(6,116,501)
Deduct compensation expense determined under fair value method, net of $0 taxes for all years	(1,077)	(1,079)	(41,105)

Pro forma net loss	$(833,689)	$(7,189,907)	$(6,157,606)

Loss per share:
Basic and diluted—as reported	$(3.31)	$(28.87)	$(35.07)

Basic and diluted—pro forma	$(3.31)	$(28.88)	$(35.31)

        The grant-date fair values underlying the foregoing calculations are based on the Black-Scholes option-pricing model. Adelphia has not granted stock options since 2001. With respect to stock options granted by Adelphia in 2001, the key assumptions used in the model for purpose of these calculations were as follows:

2001
Risk-free interest rate	4.17%
Volatility	54.8%
Expected life (in years)	3.77
Dividend yield	0%

Income Taxes

        The Company accounts for its income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, deferred tax assets are also recorded with respect to net operating loss and other tax attribute carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when realization of the benefit of deferred tax assets is not deemed to be more likely than not. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Earnings (Loss) Per Common Share ("EPS")

        Basic EPS is measured as the earnings or loss attributable to common stockholders divided by the weighted average outstanding common shares for the period. Net earnings (loss) is reduced (increased)

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

by preferred stock dividends and accretion and the value of beneficial conversion features of preferred stock to arrive at earnings (loss) attributable to common stockholders. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g. convertible securities, options, etc.) as if they had been converted at the beginning of the periods presented, or at original issuance date, if later. Potential dilutive common shares that have an anti-dilutive effect (e.g., those that increase income per share or decrease loss per share) are excluded from diluted EPS.

        Potential common shares were not included in the computation of diluted EPS because their inclusion would be anti-dilutive. At December 31, 2003, 2002 and 2001, the number of potential common shares was 87,082,474; 87,464,763 and 66,431,876, respectively. Such potential common shares consist of stock options to acquire shares of Class A Common Stock, and preferred securities and debt instruments that were convertible into shares of Adelphia Common Stock at December 31, 2003, 2002 and 2001, respectively. The foregoing potential common share amounts do not take into account the assumed number of shares that might be repurchased by the Company upon the exercise of stock options.

Use of Estimates

        The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of revenue and expenses. Significant estimates are involved in the determination of: (i) asset impairments, (ii) the allocation of the purchase price in purchase method business combinations, (iii) the recorded provisions for contingent liabilities, (iv) the carrying amounts of liabilities subject to compromise, (v) estimated useful lives of tangible and intangible assets, (vi) internal costs capitalized in connection with construction and installation activities, (vii) the fair value of derivative financial instruments, (viii) the recorded amount of deferred tax assets and liabilities and (ix) the allowances provided for uncollectible amounts with respect to the amounts due from the Rigas Family and Rigas Family Entities and accounts receivable. Actual amounts, particularly with respect to matters impacted by proceedings under Chapter 11, could vary significantly from such estimates.

Note 4: Restatement of Consolidated Financial Statements

        Beginning in March 2002 and continuing over the next several months, certain improper actions that allegedly had been taken by members of the Rigas Family and certain other members of the Company's then existing management were disclosed. Among other things, the improprieties allegedly committed by members of the Rigas Family included:

  •
  failing to apply the proper accounting or provide required disclosures with respect to a variety of related party and other issues and transactions, including (i) four credit facilities pursuant to which certain subsidiaries of Adelphia and the Rigas Co-Borrowing Entities were jointly and severally liable (the "Co-Borrowing Facilities") and (ii) purchases of Adelphia securities by the Rigas Family Entities;

  •
  engaging in sham transactions and record keeping and other financial manipulations in order to (i) overstate revenue and other measures of operating results, (ii) artificially reduce reported debt and increase reported equity and (iii) meet financial covenants of debt facilities;

  •
  otherwise misappropriating and improperly using corporate assets; and

  •
  covering up such misappropriations.

        The March 2002 disclosure of more than $2,000,000,000 in off-balance sheet liabilities led to the disclosure of numerous alleged improprieties of the Rigas Family. As the alleged improprieties of the Rigas Family continued to come to light, the Company (i) authorized a special committee of the Board, comprised solely of members of the Board who were not members of the Rigas Family, to conduct an

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

investigation into certain transactions involving the Company and certain members of the Rigas Family and certain Rigas Family Entities and certain related matters (the "Special Committee"), and (ii) announced that it expected to restate certain of its consolidated financial statements. Deloitte & Touche LLP ("Deloitte"), the Company's former independent auditor, subsequently suspended its audit work on the Company's consolidated financial statements for the year ended December 31, 2001 and withdrew the audit report it had issued with respect to the Company's previously issued financial statements. On June 9, 2002, the Company dismissed Deloitte. On June 13, 2002, the Company retained PricewaterhouseCoopers LLP as its independent registered public accounting firm.

        Also in May 2002, the Special Committee obtained the agreement of John J. Rigas and certain other members of the Rigas Family to resign from their positions as officers and directors of the Company. Subsequently, certain other Adelphia officers and employees, who were alleged to have been complicit in the alleged wrongdoings, were dismissed. The Company has since retained new directors and senior management, including a new Chief Executive Officer, President and Chief Operating Officer, Chief Financial Officer and Chief Accounting Officer, and implemented improved corporate governance policies and procedures, with one objective being an improved control environment.

        Beginning in the first quarter of 2003 and under the direction of the new senior management team, the Company's accounting personnel initiated an analysis, review, and in certain cases, reconstruction of the Company's historical books and records. These efforts identified a number of accounting and bookkeeping errors that required adjustment. In general, the accounting errors arose in connection with prior management's misinterpretation or misapplication of GAAP and its failure to maintain adequate internal controls and appropriate books and records.

Impact on Accumulated Deficit as of January 1, 2001 (December 31, 2000)

        The following tables set forth the effects of the restatement adjustments discussed below on the Company's opening accumulated deficit as of January 1, 2001 (December 31, 2000). Due to the substantial number of restatement adjustments, the restatement categories listed in the table generally

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

reflect a number of related adjustments that have been aggregated for disclosure purposes. The restatement adjustments are discussed in the paragraphs following the tables (amounts in thousands):

Balance January 1, 2001 (December 31, 2000)
Accumulated deficit, as previously reported (unaudited)	$(2,525,203)
Restatement adjustments, net:*
Changes in reporting entity	(20,608)
Debt issues	(43,091)
Capitalization of property and equipment	(955,530)
Purchase accounting	(96,606)
Provision for uncollectible amounts due from the Rigas Family and Rigas Family Entities	(352,683)
Balance sheet reconciliations	(127,850)
Impairment of cost and available-for-sale investments	(46,461)
Programming contracts and related issues	(9,096)
Marketing support arrangements with certain equipment vendors	(34,486)
Revenue and income recognition	(47,760)
Amounts charged to the Rigas Family Entities	(45,962)
Investments in nonconsolidated entities	(16,275)
Stock compensation	(12,105)
Provision for income taxes	283,173
Minority's interest in losses of subsidiaries, net	(23,810)
Share of losses of equity affiliates, net	(98,524)

Net restatement adjustments	(1,647,674)

As restated	$(4,172,877)

*
All restatement adjustments are reflected pre-tax except for minority's interest in losses of subsidiaries, net and share of losses of equity affiliates, net.

Impact on January 1, 2001 (December 31, 2000) Balance Sheet

        In addition to the effects on the Company's opening accumulated deficit as of January 1, 2001 discussed below, the restatement affected the Company's opening consolidated balance sheet as of January 1, 2001 (December 31, 2000). The following tables set forth the effects of the Company's restatement adjustments on the Company's condensed consolidated balance sheet as of January 1, 2001 (December 31, 2000). In order to provide a more meaningful basis of comparison with the "Previously

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

reported" amounts, the current and noncurrent portions of assets and liabilities have not been separately presented in the following condensed consolidated balance sheets (amounts in thousands):

	January 1, 2001 (December 31, 2000)
	Previously reported (unaudited)	Increase (decrease)	As restated
Assets
Cash, receivables and other assets	$1,283,258	$(123,013)	$1,160,245
Property and equipment, net	6,124,820	(1,462,103)	4,662,717
Goodwill and other intangible assets, net	14,091,402	(765,137)	13,326,265

Total assets	$21,499,480	$(2,350,253)	$19,149,227

Liabilities and Stockholders' Equity
Payables, subscriber advance payments and deposits, deferred income, accrued expenses and other liabilities	$1,609,925	$213,725	$1,823,650
Debt	12,603,413	1,638,680	14,242,093
Deferred income taxes	2,074,038	(1,368,890)	705,148

Total liabilities	16,287,376	483,515	16,770,891
Minority's interest and redeemable preferred stock	1,061,825	(70,934)	990,891
Stockholders' equity:
Series preferred stock	29	—	29
Common stock	1,530	—	1,530
Additional paid-in capital	6,839,686	156,183	6,995,869
Accumulated other comprehensive income (loss)	(16,362)	14,360	(2,002)
Accumulated deficit	(2,525,203)	(1,647,674)	(4,172,877)
Treasury stock, at cost	(149,401)	116,057	(33,344)

Stockholders' equity before deducting amounts due from the Rigas Family and Rigas Family Entities	4,150,279	(1,361,074)	2,789,205

Amounts due from the Rigas Family and Rigas Family Entities, net	—	(1,401,760)	(1,401,760)

Total stockholders' equity	4,150,279	(2,762,834)	1,387,445

Total liabilities and stockholders' equity	$21,499,480	$(2,350,253)	$19,149,227

Changes in Reporting Entity

        Change to Equity Method.    On October 1, 1999, the Company acquired Century and its 50% equity interests in Century/ML Cable Venture ("Century/ML Cable") and Century Venture Corp. ("CVC"), and in 1995, the Company acquired a 50% equity interest in St. Marys Television Inc. ("St. Marys"). In previously issued consolidated financial statements, the Company had consolidated Century/ML Cable, CVC and St. Marys effective with their respective acquisition dates despite the fact that the Company did not own a controlling financial interest in any of these entities. Accordingly, the Company has restated its consolidated financial statements to account for its interests in Century/ML Cable, CVC and St. Marys using the equity method of accounting during the periods that such interests were owned by the Company. In May 2001, the Company exercised its rights under the CVC shareholders' agreement to withdraw from CVC and reacquire the cable systems originally contributed by the Company to CVC. The above-described restatement adjustments by themselves did not have an impact on the Company's accumulated deficit at January 1, 2001. However, restatement adjustments

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

related to the amortization of excess basis as well as adjustments to the financial statements of the underlying entities resulted in an increase to the Company's accumulated deficit at January 1, 2001 of $4,686,000.

        Change to Consolidation Method.    Prior to January 1, 1999, the Company acquired voting equity interests and preferred interests in three Brazilian cable operating entities. In its previously issued financial statements, the Company used the cost method to account for certain of these entities. The Company owned a controlling financial interest in all of these entities, and has restated its financial statements to consolidate these entities. Such restatement adjustments resulted in an increase to the Company's accumulated deficit at January 1, 2001 of $15,922,000.

Debt Issues

        Co-Borrowing Facilities.    The Rigas Co-Borrowing Entities are co-borrowers with certain of Adelphia's subsidiaries under certain debt facilities to which such subsidiaries are parties. Each co-borrower is jointly and severally liable to the lenders for all borrowings under the Co-Borrowing Facilities. Prior to restatement, the liabilities incurred under the Co-Borrowing Facilities were allocated and recorded in the respective financial statements of the Company's subsidiaries and the Rigas Co-Borrowing Entities based on arrangements between the parties. At the time of each borrowing, proceeds from the borrowing generally were deposited into Adelphia's cash management system. Periodically, adjustments were made to remove portions of the debt from Adelphia's balance sheet and transfer that debt to the balance sheets of the individual Rigas Co-Borrowing Entities. The interest expense deemed associated with the transferred debt was also allocated to the Rigas Co-Borrowing Entities, although the allocation methodology appeared to vary from period to period.

        All of the borrowings under the Co-Borrowing Facilities should have been included in the Company's consolidated financial statements because the Company is a co-maker of the debt, is jointly and severally liable for the full amounts borrowed, and has not been legally released as a primary obligor.

        In May 2002, the Company and the Rigas Co-Borrowing Entities entered into assumption agreements for each of the respective Co-Borrowing Facilities whereby the Rigases acknowledged their liability for approximately $2,800,000,000 of co-borrowing debt. The assumption agreements did not convert Adelphia's obligation under the lending arrangement into that of a guarantor because the lenders were not party to those agreements and did not agree that Adelphia was removed as a primary obligor for all or part of the debt. In addition, the transfer of debt to the Rigas Co-Borrowing Entities does not qualify as an extinguishment of debt, as defined in SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

        Accordingly, the Company recorded its full liability and a corresponding increase in the amounts due from the Rigas Family and Rigas Family Entities equal to the amount of debt attributed to those entities during each of the periods. Interest expense in each period has been restated to reflect the full amount of the interest expense on the co-borrowing debt less amounts directly attributable to and expected to be collected from the Rigas Co-Borrowing Entities. Interest on debt attributed to the Rigas Co-Borrowing Entities (at the co-borrowing debt's indicated rate) was deemed collectible from an individual Rigas Co-Borrowing Entity unless all or a portion of the affiliate receivable balance due from that entity was considered impaired. At that time, the Company ceased recognition in its consolidated financial statements of any reimbursement of interest on co-borrowing debt attributable to that Rigas Co-Borrowing Entity.

        Such restatement resulted in an increase to the Company's accumulated deficit at January 1, 2001 of $22,153,000. For information concerning other restatement adjustments related to the amounts due from the Rigas Family and Rigas Family Entities, see "Amounts Charged to the Rigas Family Entities" and "Provision for Uncollectible Amounts due from the Rigas Family and Rigas Family Entities" below.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

        Accounting for Interest Rate Swaps.    During 1998, Adelphia entered into a derivative financial instrument in anticipation of a high yield debt offering by one of its subsidiaries. The subsidiary never consummated the high yield debt offering, and the fair value of the derivative instrument was significantly below its carrying value on October 26, 1998, the date that this instrument was replaced with a 10-year interest rate swap agreement. Pursuant to such swap agreement, the Company agreed to pay a fixed rate and receive a variable rate on a notional principal amount of $400,000,000. In the Company's previously issued consolidated financial statements, the Company did not recognize any gains or losses related to these instruments due to the fact that the Company considered such financial instruments to be hedging instruments. As these instruments and certain other less material interest rate swap agreements were not matched with the Company's outstanding debt, the Company has concluded that hedge accounting treatment was not appropriate for such instruments and swaps. Accordingly, the Company has restated its consolidated financial statements to carry its financial instruments that do not qualify for hedge accounting at fair value. As a result, the Company has decreased its accumulated deficit at January 1, 2001 by $13,350,000.

        Amortization of Premiums, Discounts and Deferred Financing Fees.    Premiums, discounts and deferred financing fees should be amortized using the effective interest method to calculate amortization of premiums, discounts and deferred financing fees. In its previously issued consolidated financial statements, the Company generally used the straight-line method to calculate such amortization. Accordingly, the Company has restated its consolidated financial statements to calculate the amortization of premiums, discounts and deferred financing fees using the effective interest method and to reflect other corrections to these items. As a result, the Company has decreased its accumulated deficit at January 1, 2001 by $4,910,000.

        Calculation of Interest Expense Paid to Banks.    Due to the significant adjustments made to the Company's previously issued consolidated financial statements, the leverage ratios contained in the debt compliance documentation submitted by certain of Adelphia's subsidiaries to bank lenders were misstated. As the variable interest rates paid to the bank lenders were based in part on such Adelphia subsidiaries' leverage ratios, the Company paid lower interest rates than would have been required if such leverage ratios had not been misstated. Accordingly, the Company has recorded increases to interest expense in its restated consolidated financial statements. Such restatement resulted in an increase to the Company's accumulated deficit at January 1, 2001 of $52,341,000. In addition, while many of the Company's debt agreements contain provisions requiring that the Company pay a default rate of interest upon declaration by the lenders of an event of default, the Company believes that the majority of the claims for such additional interest have been either waived or time barred. Accordingly, the Company has not recorded any additional interest expense for these claims.

        Other Issues Affecting Interest Expense.    In addition to the matters discussed separately above, the Company also corrected several less significant accounting errors that affected the determination of interest expense. As a result, the Company has decreased its accumulated deficit at January 1, 2001 by $13,143,000.

Capitalization of Property and Equipment

        In connection with the Company's comprehensive review of its books and records, the Company has determined that certain of its prior accounting policies and procedures resulted in the improper capitalization of property and equipment in the Company's previously issued consolidated financial statements. Such improperly capitalized costs included, among other items, amounts associated with: (i) reconnecting customers where a drop already existed, (ii) service calls, (iii) inappropriate overhead costs, such as cable system electrical power, excessive engineering costs, customer care costs and costs to insure the Company for business interruption and other general risks, (iv) set-top box repairs, (v) equipment repairs, (vi) maintenance contracts, (vii) other normal service and maintenance activities

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

performed by the Company's technical employees, (viii) the amount of interest allocated to construction activities, and (ix) other inappropriate entries. In addition, the Company generally did not record asset retirements in its previously issued consolidated financial statements.

        Capitalization of Labor and Overhead Costs.    Due to the volume, complexity and magnitude of the errors discovered in the capitalized property and equipment costs that were included in the Company's previously issued consolidated financial statements, the Company has concluded that it was necessary to (i) reverse substantially all of the previously recorded accounting entries related to the capitalization of internal labor, overhead and material costs, and (ii) create new accounting entries to properly capitalize such costs in accordance with GAAP as described in Note 3 above.

        The Company based the new accounting entries on standard costing models that took into account the actual costs and available operational data in existence during the applicable periods. In some instances, it was necessary to make assumptions regarding the installation and construction activities to be capitalized and the standard costing models applied to such activities. These assumptions included (i) the actual amount of time required to perform each installation activity and (ii) the actual number of occurrences for installation activities involving initial customer drops and drops replacements, for each of the years. The amount of time required to perform each type of activity was based on a survey conducted in 2003 of our cable systems of the time required to perform each activity with appropriate adjustments in earlier years to recognize efficiencies gained over time for installation of HSI services. The Company estimated the number of occurrences for initial customer drops and drop replacements based on data contained in the Company's billing, customer care and engineering records. While the Company generally was able to determine the total number of drops installed for each historical period certain estimates were required to separately identify initial customer drops and drop replacements. Initial drops were based on a 2003 percentage of average initial customer drops to average total drops. This percentage was applied to actual total drops for each period, which were derived from customer care and engineering reports, to determine initial customer drops. These initial drops were deducted from the total drops for purposes of determining drop replacements.

        Maintenance Costs.    The Company's consolidated financial statements have been restated to expense normal service and maintenance costs as incurred and to correct all other identified capitalization and accounting errors.

        Account Reconciliations.    As further described below under "Balance Sheet Reconciliations", the Company analyzed and reconciled balance sheet accounts, including property and equipment accounts, which resulted in certain restatement adjustments to ensure that account balances matched the underlying supporting documentation.

        Depreciation expense.    Following the adjustments for all of the historical cost records for property and equipment, the Company recalculated depreciation expense associated with each capitalized asset. The recalculation also considered corrections in the useful lives used to determine depreciation, which previously were inappropriate for certain assets.

        As a result of the restatement adjustments outlined above the Company's accumulated deficit at January 1, 2001 has been increased by $955,530,000.

Purchase Accounting

        The Company completed a significant number of acquisitions since 1996. All of such acquisitions were accounted for using the purchase method of accounting. In connection with the Company's comprehensive review of its books and records, it was determined that certain aspects of the purchase price allocations recorded in connection with these acquisitions were not in accordance with GAAP. Most notably, allocations of purchase prices to property and equipment and intangible assets generally were not adequately supported by third party appraisals or other documentation evidencing the

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

rationale supporting the values assigned to the various categories of property and equipment and intangible assets. In order to provide a basis for evaluating the propriety of the purchase price allocations reflected in the Company's previously issued consolidated financial statements, the Company conducted appraisals of significant acquisitions made by the Company since 1996. The results of such valuations were then used to adjust the original purchase price allocations and related depreciation and amortization reflected in the Company's previously issued consolidated financial statements. Through December 31, 2000, such adjustments resulted in, among other things, cumulative decreases of $4,028,788,000 and $42,384,000 to franchise rights and covenants-not-to-compete, respectively, and cumulative increases of $248,964,000, $1,049,766,000 and $3,141,607,000 to property and equipment, customer relationship intangible assets and goodwill, respectively. In addition, the Company's accumulated deficit at January 1, 2001 was increased by $96,606,000 to reflect the effects of purchase accounting adjustments.

Provision for Uncollectible Amounts due from the Rigas Family and Rigas Family Entities

        The Company did not provide for uncollectible amounts due from the Rigas Family and Rigas Family Entities in previously issued financial statements. Based on the Company's assessment of the collectibility of the amounts due from each of the Rigas Family and Rigas Family Entities, the Company has restated its consolidated financial statements to provide reserves for uncollectible amounts due from the Rigas Family and Rigas Family Entities. Such restatement adjustments resulted in an increase to the Company's accumulated deficit of $352,683,000 as of January 1, 2001. The Company's assessment of collectibility was based on an orderly sale of the Rigas Family's and Rigas Family Entities' underlying assets and did not apply current changes in circumstances to prior periods. For example, the most significant impairment recognition occurred in June 2002 when the Debtors filed for bankruptcy protection due to the dramatic effect that the filing had on the value of the underlying assets available for repayment of the advances. For additional information, see Note 6.

Balance Sheet Reconciliations

        In connection with the Company's comprehensive review of its books and records, balance sheet accounts were analyzed and reconciled to underlying supporting documentation. In situations where (i) adjustments were required to accrue invoices on a timely basis, (ii) differences existed between balance sheet accounts and the underlying supporting documentation, or (iii) adjustments were otherwise required to fairly state balance sheet accounts, the Company recorded appropriate correcting adjustments. Balance sheet analysis and reconciliation adjustments related to the Company's property and equipment are quantified together with other adjustments affecting those accounts under the heading "Capitalization of Property and Equipment" above. The remaining adjustments related to the balance sheet reconciliation process resulted in an increase to the Company's accumulated deficit at January 1, 2001 of $127,850,000.

Impairment of Cost and Available-for-Sale Investments

        The Company experienced significant declines in the fair value of certain investments during 2000. In the Company's previously issued consolidated financial statements, a significant portion of these losses was recognized subsequent to December 31, 2000. The Company's policy at the time was to consider such declines to be temporary until a given investment had experienced declines for three consecutive quarters. As such a policy did not consider factors such as the severity of the decline, the prospects for future recovery, and the individual circumstances of the investee, the Company concluded that it was necessary to perform a comprehensive reevaluation of the adequacy and timing of other-than-temporary write-downs of its investments. As a result of its reevaluation, the Company concluded that certain other-than-temporary declines in the fair value of investments had not been recognized in the Company's previously issued consolidated financial statements on a timely basis.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Accordingly, the Company has restated its consolidated financial statements to reflect other-than-temporary declines in investments in the appropriate period. Such restatement resulted in an increase to the Company's accumulated deficit of $46,461,000 as of January 1, 2001.

Programming Contracts and Related Issues

        The Company occasionally receives launch incentives and other cash payments from content providers upon the execution or extension of programming contracts. In the Company's previously issued consolidated financial statements, certain of these payments were reflected as reductions of direct operating and programming costs and expenses in the periods received. As the Company has since concluded that such payments represent an integral component of the overall economic relationship with the content provider, the Company's previously reported accumulated deficit has been adjusted to recognize such payments as reductions of programming expense on a straight-line basis over the life of the related programming contract. Such restatement adjustments increased the Company's accumulated deficit at January 1, 2001 by $9,096,000.

Marketing Support Arrangements with Certain Equipment Vendors

        During 2000, the Company and two of its vendors entered into agreements that provided for retroactive increases in prices for certain set-top boxes and other equipment purchased by the Company from such vendors. During the same time period, the Company and such vendors also entered into agreements pursuant to which each of the vendors agreed to make certain marketing support payments to the Company. Over the respective terms of each of these agreements, the aggregate payments made by the Company for the price increases were approximately equal to the aggregate amount collectively paid by the respective vendors for the marketing support. In the Company's previously issued consolidated financial statements, the retroactive price increases paid to the vendors were capitalized and the payments received for marketing support were recognized as reductions of direct operating and programming costs and expenses. Based on its review of available information, the Company has concluded that these transactions lacked a valid business purpose and were in fact entered into with the objective of improving the Company's reported operating results. Accordingly, the Company has restated its consolidated financial statements to reverse the recognition of the expense reductions against the incremental amounts capitalized. Excluding related adjustments to depreciation expense that are included under "Capitalization of Property and Equipment" above, the aggregate effect of these restatement adjustments increased the Company's accumulated deficit at January 1, 2001 by $34,486,000.

Revenue and Income Recognition

        Amortization of Deferred Revenue Associated with Warrants Received in Connection with Carriage Agreements.    During 2000, the Company entered into separate transactions whereby it received warrants to purchase common stock of Worldgate Communications, Inc. ("Worldgate"), Wink Communications, Inc. ("Wink") and Commerce TV, Inc. ("Commerce.TV") in exchange for the Company's commitment to allow such entities to attach interactive cable software to certain of the Company's subscriber services. Such warrants were recorded at fair value with an offsetting amount recorded as deferred income. In the Company's previously issued consolidated financial statements, the deferred income was amortized to revenue on a straight-line basis over the term of the underlying carriage agreement without regard to the extent that such interactive services had been deployed. The Company has restated its consolidated financial statements to (i) reverse the previously recognized revenue that was not supported by the deployment of interactive services and (ii) defer the recognition of unearned income until the interactive service is deployed or, if not deployed, when the underlying carriage agreement has expired. As a result, the Company has increased its accumulated deficit as of January 1, 2001 by $6,537,000.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

        Deferred Billing Arrangements.    From time to time, the Company offers free introductory periods to attract new subscribers. During 2000, the Company began recognizing revenue for services provided during such free periods based on the estimated aggregate revenue to be received during the expected period of service. As the Company's subscribers were not required to sign binding service contracts, subscribers were not obligated to continue services once the free introductory period expired. Given these circumstances, the recognition of revenue from services provided during free introductory periods was not in accordance with GAAP. Accordingly, the Company has restated its consolidated financial statements to reverse the recognition of such revenue. As a result, the Company's accumulated deficit as of January 1, 2001 increased by $12,836,000.

        IRU Transactions.    In 2000, TelCove entered into IRU agreements under which TelCove provided third parties with ownership rights to fiber optic cable. In the Company's previously issued consolidated financial statements, TelCove recorded these transactions as sales and recognized the revenue accordingly. The Company subsequently concluded that the transactions did not qualify as sales and that the revenue should have been deferred and recognized on a straight-line basis over the life of the underlying agreements. As a result, the Company has restated its consolidated financial statements to increase its accumulated deficit as of January 1, 2001 by $13,294,000.

        Other Revenue and Income Recognition Issues.    In addition to the matters discussed separately above, the Company also corrected several less significant accounting errors that involved the improper recognition of income or revenue. Such restatement adjustments increased the Company's accumulated deficit at January 1, 2001 by $15,093,000.

Amounts Charged to the Rigas Family Entities

        As discussed in Note 6, the Company charged the Rigas Family Entities certain fees, including management and transaction fees, and generally recognized such amounts as revenue in its previously issued consolidated financial statements. Given that the Company and the Rigas Family Entities were under common control, the recognition of these fees as revenue is not appropriate. Accordingly, the Company has restated its consolidated financial statements to record these fees as a reduction of the related costs incurred with any excess of fees charged over costs incurred recognized as an adjustment to additional paid-in capital. In addition, the Company allocated certain costs, including co-borrowing and affiliate interest, to the Rigas Family Entities and recognized these amounts as a reduction of the related costs. In certain instances, the Rigas Family Entities allocated affiliate interest to the Company. The methodologies used to allocate interest and other costs between the Company and the Rigas Family Entities in the Company's previously issued consolidated financial statements were not consistently applied from period to period, and documentation supporting the allocations could not be located or generally was inadequate. The Company has restated its consolidated financial statements to properly reflect the charges of interest and costs to the Rigas Family Entities on a consistent basis. For additional information, see Note 3. As a result of these adjustments, the Company's accumulated deficit at January 1, 2001 was increased by $45,962,000. For additional information concerning restatement adjustments related to co-borrowing interest, see "Co-Borrowing Facilities" above. For additional information, see Note 6.

Investments in Nonconsolidated Entities

        Accretion of Investment in Preferred Stock.    In the Company's previously issued consolidated financial statements, the Company accreted the carrying value of its investment in certain UnitedGlobalCom, Inc. ("UGC") preferred stock to the liquidation value specified in the agreement. As the Company accounted for this preferred stock investment at cost, after an other-than-temporary impairment, the accretion of this investment was not in accordance with GAAP. Accordingly, the Company has restated its consolidated financial statements to eliminate such accretion. As a result of such restatement, the Company increased its accumulated deficit at January 1, 2001 by $7,347,000.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

        Local Multipoint Distribution Services ("LMDS") Licenses.    The Company originally acquired LMDS licenses through an entity that was considered a nonconsolidated entity. Subsequently, the Company determined that this entity should have been consolidated. The only assets of this entity were the LMDS licenses. Accordingly, the Company determined that the licenses should have been accounted for as other assets from their initial date of acquisition and amortized accordingly. As a result, the Company's accumulated deficit at January 1, 2001 has increased by $8,928,000.

Stock Compensation

        During October 1999, the Company executed documents to provide Leslie J. Gelber with options to purchase 250,000 shares of Class A Common Stock. At the time of the execution of such documents, Mr. Gelber was a nominee for election to the Adelphia Board of Directors. This proposed grant was approved at the July 6, 2000 Adelphia Board of Directors meeting. The Company did not record any compensation for this grant in its previously issued consolidated financial statements. Based on the minutes of the July 6, 2000 meeting, the Company subsequently concluded that the grant did not fall within the scope of APB Opinion No. 25 due to the fact that the options were granted to Mr. Gelber for services performed outside of his role as a director of the Company. In addition, as Mr. Gelber was not obligated to perform any future services for the Company pursuant to the terms of the grant, the Company concluded that an expense of $6,425,000 should have been recorded in connection with the July 2000 Board of Directors approval of the grant, based on the fair value of the options on the approval date. This adjustment, combined with other miscellaneous compensation adjustments associated with employee incentive awards, resulted in an increase in the Company's accumulated deficit at January 1, 2001 of $12,105,000.

Other Changes in Accumulated Deficit

        As a result of the restatement process, the Company's provision for income taxes was adjusted to correct previously reported tax amounts and to reflect the tax effect of the restatement entries. Such adjustments to the Company's tax provision resulted in increases to the Company's tax benefit of $283,173,000. In addition, the Company recorded after-tax restatement adjustments to increase minority's interest share of losses of subsidiaries by $23,810,000. The Company also recorded increases in its share of losses of certain equity affiliates of $98,524,000.

Additional Paid-in Capital

        As a result of the restatement process, the Company recorded various corrections to its additional paid-in capital. These adjustments resulted in a net increase of the Company's additional paid-in capital as of January 1, 2001 of $156,183,000. Adjustments generally related to (i) purchase accounting for acquisitions resulting in a $128,877,000 increase, (ii) minority's interest and equity offerings of subsidiaries resulting in a $66,211,000 increase, (iii) the retirement of treasury stock (see below) resulting in a $102,005,000 decrease, (iv) related party transactions between the Company and the Rigas Family Entities resulting in a $37,314,000 increase, (v) stock compensation resulting in a $11,444,000 increase and (vi) other miscellaneous adjustments resulting in a $14,342,000 increase.

Accumulated Other Comprehensive Income (Loss)

        The Company recorded various adjustments to accumulated other comprehensive income (loss) relating to foreign currency translation adjustments and the erroneous accounting for certain warrants and investments. These adjustments resulted in a reduction of the Company's accumulated other comprehensive loss of $14,360,000.

Treasury Stock, at Cost

        In connection with its restatement, the Company recorded a reduction of treasury stock of $116,057,000 primarily related to (i) the retirement of certain preferred stock that was repurchased by

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

the Company prior to 2001, but was historically shown as being issued and (ii) adjustments for previously unrecorded issuance of treasury stock on behalf of a Rigas Family Entity.

Amounts due from the Rigas Family and Rigas Family Entities, net

        Prior to the restatement, the Company did not account for the amounts due from the Rigas Family and Rigas Family Entities as a reduction of stockholders' equity. For information regarding the activity of amounts due from the Rigas Family and Rigas Family Entities, net, see Note 6.

Note 5: Recent Accounting Pronouncements

        In March 2004, the EITF reached a consensus on Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128 ("EITF No. 03-6"), which addresses the calculation and disclosure of earnings per share for companies with participating convertible securities or multiple classes of common stock. EITF No. 03-6 requires that companies present EPS for each class of common stock, effective for fiscal periods beginning after March 31, 2004. As the Company has Class A Common Stock and Class B Common Stock, it will begin presenting EPS for each of these classes effective with the year ended December 31, 2004.

        In May 2003, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS No. 150"). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The statement requires that an issuer classify a financial instrument that is within its scope as a liability or, in some circumstances, an asset. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. As a result of the adoption of SFAS No. 150, the Company has classified its Series B Preferred Stock (as defined in Note 15) as a liability subject to compromise in the accompanying December 31, 2003 consolidated balance sheet. For additional information, see Note 2.

        In April 2003, the FASB issued SFAS No. 149, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. SFAS No. 149, which requires that contracts with comparable characteristics be accounted for similarly, is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The provisions of SFAS No. 149 are to be applied prospectively only. The adoption of SFAS No. 149 did not have a material impact on the Company's results of operations or financial position.

        In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46", and as subsequently revised in December 2003, "FIN 46-R"), which requires variable interest entities, as defined by FIN 46-R, to be consolidated by the primary beneficiary if certain criteria are met. FIN 46-R was immediately effective for all variable interest entities created after January 31, 2003. None of the Company's variable interest entities were created subsequent to January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of FIN 46-R must be applied to (i) variable interest entities that are not special purpose entities, as defined in FIN 46-R, no later than the end of the first interim period or annual reporting period ending after March 15, 2004 and (ii) to variable interest entities that are special purpose entities no later than the first interim or annual reporting date ending after December 15, 2003. The Company is in the process of evaluating whether the Company is the primary beneficiary for each of the Rigas Co-Borrowing Entities, as contemplated by FIN 46-R.

        As discussed further in Note 14, certain subsidiaries of Adelphia and the Rigas Co-Borrowing Entities are jointly and severally liable for all amounts borrowed pursuant to the Co-Borrowing Facilities. As such, the full amounts outstanding under such Co-Borrowing Facilities are reflected as

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

debt in the balance sheets of both the Company and the Rigas Co-Borrowing Entities without regard to the attribution of such co-borrowings between the Company and the Rigas Co-Borrowing Entities. In light of the fact that the full amount of the co-borrowing obligations is reflected as debt in the Company's consolidated financial statements, the Company believes its maximum exposure to future statement of operations loss as a result of its involvement with the Rigas Co-Borrowing Entities is equal to the carrying value of its net advances to the Rigas Co-Borrowing Entities ($771,606,000 at December 31, 2003). The net carrying value at December 31, 2003 represents a $929,431,000 affiliate receivable less an allowance for losses of $157,825,000. For additional information, see Note 6.

        In addition to the Rigas Co-Borrowing Entities, the Rigas Family owns at least 16 additional entities that could be considered to be variable interest entities. The Company has not applied the provisions of FIN 46-R to these Rigas entities due to the fact that the Company cannot verify that the information it possesses with respect to these Rigas entities is complete and/or accurate. We have requested, but were not provided financial statements of these Rigas entities. Although these Rigas entities own a variety of assets, the most significant of these assets are the Adelphia securities that were purchased from the Company. The most significant liabilities of these Rigas entities that the Company is aware of are the amounts owed to the Company with respect to the purchase of such Adelphia securities and other transactions, as described in greater detail in Note 6. The DoJ is seeking an order of forfeiture against certain members of the Rigas Family. See Note 21 for additional information. The Company believes that its maximum exposure to future statement of operations loss as a result of its involvement with these Rigas entities is equal to the carrying value of its net advances to these Rigas entities (approximately $47,131,000 at December 31, 2003, which represents the application of the market price to the Adelphia securities held by such entities and does not give effect to the terms of the Stand-Alone Plan). The net carrying value at December 31, 2003 represents a $2,073,709,000 affiliate receivable less an allowance for losses of $2,026,578,000.

        In December 2002, the FASB issued SFAS No. 148, which (i) amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (ii) amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation and (iii) amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. Items (i) and (ii) of the requirements in SFAS No. 148 were effective for financial statements for fiscal years ending after December 15, 2002 and Item (iii) was effective for the first interim period after December 15, 2002. The Company has adopted the disclosure requirements of SFAS No. 148. As permitted by SFAS No. 123, the Company has elected to not adopt the fair value based method of accounting for stock options. For additional information, see Note 3.

        In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirement for Guarantees, including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 creates new disclosure and liability recognition requirements for certain guarantees, including obligations to stand ready to perform. The initial recognition and measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for financial statement periods ending after December 15, 2002. The adoption of FIN No. 45 did not have a material impact on the Company's results of operations or financial position.

        In November 2002, the EITF reached a consensus on Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables ("EITF No. 00-21"). EITF No. 00-21 governs arrangements involving multiple deliverables and how the related revenue should be measured and allocated to each deliverable. EITF No. 00-21 applies to revenue arrangements entered into after June 30, 2003; however, upon adoption, the EITF allows the guidance to be applied on a retroactive basis, with the change, if any, reported as a cumulative effect of an accounting change in the consolidated statements

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

of operations. The implementation of EITF No. 00-21 did not have a material impact on the Company's results of operations or financial position.

        In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146"). SFAS No. 146 requires companies to record exit, including restructuring, or disposal costs when they are incurred and can be measured at fair value, and subsequently adjust the recorded liability for changes in estimated cash flows. SFAS No. 146 also provides specific guidance on accounting for employee and contract terminations that are part of restructuring activities. The new requirements in SFAS No. 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002. The implementation of SFAS No. 146 did not have a material impact on the Company's results of operations or financial position.

        In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002 ("SFAS No. 145"). The Company adopted SFAS No. 145 effective January 1, 2002. This statement eliminates the automatic classification of gain or loss on extinguishments of debt as an extraordinary item and requires that such gain or loss be evaluated for extraordinary classification under the criteria of APB Opinion No. 30, Reporting the Results of Operations. This statement also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes various other technical corrections to existing pronouncements. As a result of the adoption of SFAS No. 145, the Company has presented losses on debt extinguishments as a component of other income (expense), net for all periods presented.

        In January 2002, the EITF reached a consensus on Issue No. 01-14, Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred ("EITF No. 01-14"), which requires that collection and payment of certain fees must be presented on a gross basis, as revenue and expense, rather than on a net basis. Retroactive application of this standard was required. The adoption of EITF No. 01-14 did not have a material impact on the Company's results of operations or financial position.

        In November, 2001 the EITF reached a consensus on Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products) ("EITF No. 01-9"), which addresses the income statement characterization of certain sales incentives provided to customers. EITF No. 01-9 requires that cash incentives given to customers are to be recorded as a reduction of revenue, whereas non-cash incentives are to be recorded as an expense. The adoption of EITF No. 01-9 did not have a material impact on the Company's results of operations or financial position.

        In August 2001, the FASB issued SFAS No. 144, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets, which supercedes SFAS No. 121. The Company adopted SFAS No. 144 effective January 1, 2002, and such adoption did not have an impact on the Company's results of operations or financial position. For additional information, see Note 12.

        In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). SFAS No. 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company adopted SFAS No. 143 effective January 1, 2003. SFAS No. 143 requires that a liability be recognized for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. Certain of the Company's franchise agreements and leases contain provisions which require the Company to restore facilities or remove equipment in the event that the franchise or lease agreement is not renewed. The Company expects to continually renew its franchise agreements and has concluded that the related franchise right is an indefinite-lived intangible asset. Accordingly, the Company is unable to reasonably estimate the fair value of these liabilities because their settlement dates cannot be determined. The Company also expects to renew many of its lease agreements related

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

to the continued operation of its cable business in the franchise areas. For the Company's lease agreements, the liabilities related to the removal provisions are not material.

        In July 2001, the FASB issued SFAS No. 142, which, among other things, discontinues the practice of amortizing goodwill and indefinite-lived intangible assets and requires at least an annual review for impairment. Intangible assets with a determinable useful life will continue to be amortized over their useful lives. The Company adopted SFAS No. 142 effective January 1, 2002.

        SFAS No. 142 required the Company to reassess the useful lives and residual values of all intangible assets acquired and make any necessary amortization period adjustments by the end of the first quarter of 2002. In addition, to the extent an intangible asset (other than goodwill) was identified as having an indefinite useful life, the Company was required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142. Any impairment loss was measured as of the date of adoption and has been recognized as a cumulative effect of an accounting change. For additional information, see Note 3 and Note 12.

        In connection with SFAS No. 142's transitional goodwill impairment evaluation, SFAS No. 142 required the Company to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption. To accomplish this, the Company identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption.

        The Company determined the fair value of its reporting units using discounted cash flow analyses and other means. The Company then compared the fair value of each reporting unit to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeded its fair value, the Company performed the second step of the transitional impairment test. In the second step, the Company compared the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No.141, to its carrying amount, both of which were measured as of the date of adoption.

        As of the date of adoption, the Company had unamortized goodwill in the amount of $3,142, 692,000, unamortized franchise rights of $6,891,942,000 and unamortized other identifiable intangible assets in the amount of $1,310,634,000. The Company recognized a $1,406,306,000 transitional impairment loss, as a cumulative effect of an accounting change. Such transitional impairment loss included pre-tax impairments of goodwill and franchise rights of $881,610,000 and $524,696,000 respectively. For additional information, see Note 3.

        In July 2001, the FASB issued SFAS No. 141, which, among other matters, eliminates the pooling-of-interests method of accounting for business combinations, with limited exceptions for combinations initiated prior to July 1, 2001. In addition, it further clarifies the criteria for recognition of intangible assets separately from goodwill. The Company adopted SFAS No. 141 effective July 1, 2001 and such adoption did not have a material impact on the Company's results of operations or financial position.

        SFAS No. 133, as amended by SFAS No. 137, SFAS No. 138 and SFAS No. 149, was effective for the Company as of January 1, 2001. SFAS No. 133, as amended, establishes accounting and reporting standards requiring, among other matters, that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value with changes in fair value reflected in the statement of operations or other comprehensive income. The Company adopted SFAS No. 133 effective January 1, 2001. As a result of the Company's adoption of SFAS No. 133, the Company began carrying certain warrants at fair value. The cumulative effect of this accounting change as of January 1, 2001 was a loss of $4,074,000, net of a tax benefit of $2,739,000.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 6: Transactions with the Rigas Family and Rigas Family Entities

        The Company has engaged in various transactions that directly or indirectly involved Rigas Family Entities including those entities other than the Rigas Co-Borrowing Entities (the "Other Rigas Entities"). Pursuant to certain co-borrowing arrangements involving the Rigas Co-Borrowing Entities and TelCove, the Company is an obligor of all amounts borrowed under these arrangements, and all amounts outstanding pursuant to such co-borrowing arrangements are included in the Company's debt obligations in the accompanying consolidated balance sheets. For additional information, see Notes 9 and 14. The discussion below includes (i) details of the amounts due from the Rigas Family and Rigas Family Entities, (ii) a summary of the impact of transactions with the Rigas Family and Rigas Family Entities in the Company's consolidated statements of operations, and (iii) descriptions of transactions with the Rigas Family and Rigas Family Entities.

Amounts due from the Rigas Family and Rigas Family Entities

        The amounts due from the Rigas Family and Rigas Family Entities are the result of various transactions between the Company and the Rigas Family and Rigas Family Entities. The Company utilizes its cash management system ("CMS") to perform the cash management functions for the Rigas Co-Borrowing Entities and, until mid-2002, performed such functions for certain Other Rigas Entities. Substantially all positive (negative) cash flows of the Rigas Co-Borrowing Entities and certain miscellaneous cash flows of Other Rigas Entities were deposited into (deducted from) the Company's cash accounts. Such amounts affecting the Company's cash accounts, in turn, affected amounts due from the respective entities.

        As the Company and the Rigas Family Entities were under common control during the periods in which most of the amounts due from the Rigas Family and Rigas Family Entities were accumulated, such amounts are reported as a reduction of stockholders' equity in the accompanying consolidated financial statements. In general, amounts due from the Rigas Family and Rigas Family Entities are unsecured and have no maturity date and no specified terms for the accrual of interest. Co-borrowing interest was charged to the Rigas Co-Borrowing Entities and was based on the Rigas Co-Borrowing Entities' pro rata share of amounts outstanding under the respective Co-Borrowing Facilities and an assessment of probability of repayment. Interest was also charged to NFHLP and certain Other Rigas Entities pursuant to borrowing agreements. As further described below, once an allowance for uncollectible amounts has been established for amounts owed by a Rigas Family Entity, the cost recovery method is utilized for recognizing co-borrowing and other interest. Under this method, the full amount of interest is deferred until such time as the underlying principal is fully recovered. No accounting recognition is given in the Company's financial statements for the amounts deferred. Additionally, no accounting recognition is given for deferred management fee income from NFHLP, which owned the Buffalo Sabres hockey team, as the amounts are deemed uncollectible. The following table shows the amounts due from the Rigas Family and Rigas Family Entities, the impact of

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

co-borrowing and other interest and management fees not recognized, and the allowance for uncollectible amounts, as of the indicated dates.

	December 31,
	2003	2002	2001
Amounts due from the Rigas Family and Rigas Family Entities, including co-borrowing and other interest deferred and management fees not recognized	$3,596,042	$3,469,752	$2,757,862
Co-borrowing and other interest deferred and management fees not recognized	(452,341)	(298,622)	(149,421)

Amounts due from the Rigas Family and Rigas Family Entities, net of co-borrowing and other interest deferred and management fees not recognized	3,143,701	3,171,130	2,608,441
Allowance for uncollectible amounts	(2,343,352)	(2,337,855)	(575,614)

Amounts due from the Rigas Family and Rigas Family Entities, net	$800,349	$833,275	$2,032,827

        Changes in the amounts due from the Rigas Family and Rigas Family Entities are presented below in total and separately for (i) the Rigas Co-Borrowing Entities, (ii) NFHLP, and (iii) the Rigas Family and Other Rigas Entities (excluding NFHLP) for the indicated periods. Amounts due from the Rigas Family and Rigas Family Entities are net of interest and management fees billed but not recognized. Certain transactions between the Rigas Family and Rigas Family Entities and the Company did not affect amounts due from the Rigas Family and Rigas Family Entities because they were generally

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

settled immediately in cash. These transactions are presented separately for the indicated periods (amounts in thousands). Lettered footnotes are described further below in this Note 6.

	Year ended December 31, 2001
	Amounts due from Rigas Co-Borrowing Entities(a)	Amounts due from NFHLP(b)	Amounts due from the Rigas Family and Other Rigas Entities(c)	Total amounts due before deducting allowance
Balance at January 1, 2001	$933,202	$119,781	$701,460	$1,754,443
Funding by the Company for debt service	151,485	—	—	151,485
Repayment of debt service by Rigas Family Entities	(151,250)	—	—	(151,250)
Funding by the Company for operations and other activities	169,082	71,761	99,363	340,206
Deposits in the Company's CMS for operations and other activities	(168,010)	(68,806)	(50,848)	(287,664)
Deposits in the Company's CMS for interest on Adelphia and TelCove debt securities held by the Rigas Family and Rigas Family Entities	—	—	(12,000)	(12,000)
Management fees and other costs charged by the Company to Rigas Family Entities	11,155	—	—	11,155
Co-borrowing interest charged to Rigas Family Entities	35,661	—	—	35,661
Transaction fees charged to Rigas Family Entities	6,056	—	—	6,056
Purchase of Adelphia securities by Rigas Family Entities	—	—	421,715	421,715
Acquisitions of cable systems	—	—	345,251	345,251
Difference between fair values of cable systems acquired and surrendered by Rigas Family Entities in exchange transactions	2,503	—	—	2,503
Net revenue earned from cooperative advertising arrangement with NFHLP	—	1,346	—	1,346
Programming rights charges from NFHLP	—	(6,264)	—	(6,264)
Production reimbursements from NFHLP	—	1,111	—	1,111
Treasury stock issued on behalf of NFHLP	—	2,625	—	2,625
Reduction of liabilities incurred under Company contracts for expenses of Rigas Family Entities	(6,269)	—	—	(6,269)
Other non-cash activity, net	(11,590)	7,766	2,155	(1,669)

Balance at December 31, 2001	$972,025	$129,320	$1,507,096	$2,608,441

Other transactions with Rigas Family Entities not included above (settled in cash):
Charges from Rigas Family Entities	$—	$—	$(2,665)	$(2,665)
Capital goods purchased from Rigas Family Entities	$—	$—	$(14,135)	$(14,135)

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

	Year ended December 31, 2002
	Amounts due from Rigas Co-Borrowing Entities(a)	Amounts due from NFHLP(b)	Amounts due from the Rigas Family and Other Rigas Entities(c)	Total amounts due before deducting allowance
Balance at January 1, 2002	$972,025	$129,320	$1,507,096	$2,608,441
Funding by the Company for operations and other activities	112,650	29,682	185,249	327,581
Deposits in the Company's CMS for operations and other activities	(174,258)	(27,489)	—	(201,747)
Deposits in the Company's CMS for interest on Adelphia debt securities held by the Rigas Family and Rigas Family Entities	—	—	(11,521)	(11,521)
Management fees and other costs charged by the Company to Rigas Family Entities	17,494	—	—	17,494
Co-borrowing interest charged to Rigas Family Entities	10,556	—	—	10,556
Purchase of Adelphia securities by Rigas Family Entities	—	—	393,569	393,569
Sale of land owned by Rigas Family Entities	—	—	(465)	(465)
Net revenue earned from cooperative advertising arrangement with NFHLP	—	1,151	—	1,151
Programming rights charges from NFHLP	—	(9,961)	—	(9,961)
Production reimbursements from NFHLP	—	406	—	406
Liabilities incurred under Company contracts for expenses of Rigas Family Entities	20,928	—	—	20,928
Other non-cash activity, net	(3,305)	15,563	2,440	14,698

Balance at December 31, 2002	$956,090	$138,672	$2,076,368	$3,171,130

Other transactions with Rigas Family Entities not included above (settled in cash):
Charges from Rigas Family Entities	$—	$—	$(2,321)	$(2,321)
Capital goods purchased from Rigas Family Entities	$—	$—	$(2,237)	$(2,237)

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

	Year ended December 31, 2003
	Amounts due from Rigas Co-Borrowing Entities(a)	Amounts due from NFHLP(b)	Amounts due from the Rigas Family and Other Rigas Entities(c)	Total amounts due before deducting allowance
Balance at January 1, 2003	$956,090	$138,672	$2,076,368	$3,171,130
Funding by the Company for operations and other activities	96,086	—	7	96,093
Deposits in the Company's CMS for operations and other activities	(168,290)	(2)	(1)	(168,293)
Management fees and other costs charged by the Company to Rigas Family Entities	22,217	—	—	22,217
Amounts to fund legal defense of Rigas Family	10,767	—	—	10,767
Liabilities incurred under Company contracts for expenses of Rigas Family Entities	3,018	—	—	3,018
Other non-cash activity, net	9,543	(774)	—	8,769

Balance at December 31, 2003	$929,431	$137,896	$2,076,374	$3,143,701

Other transactions with Rigas Family Entities not included above (settled in cash):
Charges from Rigas Family Entities	$—	$—	$(975)	$(975)

        The Company has separately assessed the collectibility of the amounts due from each of the Rigas Family and Rigas Family Entities at the end of each reporting period. Prior to the Petition Date, the Company considered these amounts to be collateral dependent loans under SFAS No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosures. The Company adjusted the allowance for uncollectible amounts based on increases or decreases in the estimated values of the underlying net assets available to each of the Rigas Family and Rigas Family Entities for repayment of amounts advanced. The Company's assessment of collectibility was based on an orderly sale of the Rigas Family's and Rigas Family Entities' underlying assets and did not apply current changes in circumstances to prior periods. For example, the most significant impairment recognition occurred in June 2002 when the Debtors filed for bankruptcy protection due to the dramatic effect that the filing had on the value of the underlying assets available for repayment of the advances. Subsequent to the Petition Date, the Company ceased the recognition of increases in the values of the underlying assets of the Rigas Family Entities. Once an allowance had been established against all or part of the amount owed to the Company by a Rigas Family Entity, the Company adopted the cost recovery method for purposes of recognizing co-borrowing and other interest. Under this method, the full amount of interest is deferred until such time as the underlying principal is fully recovered. No accounting recognition is given in the Company's financial statements for the amounts deferred. Additionally, no accounting recognition is given for deferred management fee income from NFHLP, which owned the Buffalo Sabres hockey team, as the amounts are deemed uncollectible. The DoJ is seeking an order of forfeiture against certain members of the Rigas Family. See Note 21 for additional information.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

        Changes in the allowance for uncollectible amounts due from the Rigas Family and Rigas Family Entities are presented below (amounts in thousands): Lettered footnotes are described further below in this Note 6.

	Allowance for uncollectible amounts due from:
				Total allowance for uncollectible amounts
	Rigas Co- Borrowing Entities(a)	NFHLP(b)	The Rigas Family and Other Rigas Entities(c)
Balance at January 1, 2001*	$281,743	$69,100	$1,840	$352,683
Provision for uncollectible amounts(1)	(181,368)	—	404,299	222,931

Balance at December 31, 2001	100,375	69,100	406,139	575,614
Provision for uncollectible amounts	51,953	68,796	1,641,492	1,762,241

Balance at December 31, 2002	152,328	137,896	2,047,631	2,337,855
Provision for uncollectible amounts	5,497	—	—	5,497

Balance at December 31, 2003	$157,825	$137,896	$2,047,631	$2,343,352

*
Restated. See Note 4.

(1)
The $181,368,000 reduction of the allowance for uncollectible amounts during 2001 is due primarily to an increase in the value of the underlying assets available for repayment. This increase is due, in part, to an acquisition of cable systems by the Rigas Co-Borrowing Entities that was partially funded by the Other Rigas Entities, principally with advances from the Company.

Impact of Transactions with the Rigas Family and Rigas Family Entities on Consolidated Statements of Operations

        The effects of various transactions between the Company and the Rigas Family and Rigas Family Entities on certain line items included in the accompanying consolidated statements of operations are summarized below for the indicated periods. The amounts in the table are net of any allowance for

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

uncollectible amounts (amounts in thousands): Lettered footnotes are described further below in this Note 6.

	Year ended December 31,
	2003	2002	2001
Revenue:
Net revenue from cooperative advertising arrangement with NFHLP(b)	$—	$1,151	$1,346

Expenses:
Direct operating and programming:
Programming rights paid to NFHLP(b)	$—	$9,961	$6,264
Production reimbursements from NFHLP(b)	—	(406)	(1,111)

Total included in direct operating and programming	$—	$9,555	$5,153

Selling, general and administrative:
Management fees and charges to:
Managed Cable Entities(a)	$(22,217)	$(17,494)	$(11,155)
Charges from:
Rigas Family and Other Rigas Entities(c)	975	2,321	2,665

Total included in selling, general and administrative	$(21,242)	$(15,173)	$(8,490)

Accrued interest expense on Adelphia and TelCove debt securities held by Other Rigas Entities	$—	$(10,343)	$(13,897)

(a)    Rigas Co-Borrowing Entities

        The Company provides management and administrative services, under written and unwritten enforceable agreements, to the Managed Cable Entities. All of the Managed Cable Entities are also Rigas Co-Borrowing Entities. In those circumstances where a written management agreement exists, a management fee is charged to the Managed Cable Entity in accordance with the written agreement. Such management agreements generally provide for a management fee based on a percentage of revenue plus reimbursements for expenses incurred by the Company on behalf of the Managed Cable Entities. Under unwritten agreements, the Company charged the Managed Cable Entities their share of costs incurred by the Company, as well as reimbursable expenses. Such charges are generally based upon the Managed Cable Entities' share of revenue or subscribers, as appropriate. The management fees actually paid by the Managed Cable Entities are generally limited by the terms of the applicable Co-Borrowing Facility. The amounts charged to the Managed Cable Entities pursuant to these arrangements are included in management fees and other charges to the Managed Cable Entities in the foregoing table and have been reflected as a reduction of costs and expenses in the accompanying consolidated statements of operations.

        The Company performs all of the cash management functions of the Rigas Co-Borrowing Entities. As such, positive (negative) cash flows of the Rigas Co-Borrowing Entities are generally deposited into (deducted from) the Company's cash accounts. In addition, the personnel of the Rigas Co-Borrowing Entities are employees of the Company, and substantially all of the cash operating expenses and capital expenditures of the Rigas Co-Borrowing Entities are charged to the Rigas Co-Borrowing Entities by the Company based on the terms of the applicable vendor agreements. Such charges represent amounts incurred by the Company on behalf of the Rigas Co-Borrowing Entities, and the amounts charged are determined by reference to the terms of third party invoices or agreements. Accordingly, while this activity affects the amounts due from the Rigas Family and Rigas Family Entities, the Company does

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

not include any of these charges as related party transactions to be separately reported in its consolidated statements of operations. The most significant of these expenditures incurred by the Company on behalf of the Rigas Co-Borrowing Entities include third party programming charges, employee related charges and third party billing service charges which are shown in the following table (amounts in thousands):

	Year ended December 31,
	2003	2002	2001
Programming charges from third party vendors	$48,228	$43,404	$35,180
Employee related charges	20,543	20,522	19,146
Billing charges from third party vendors	3,009	2,662	1,806

	$71,780	$66,588	$56,132

        In the accompanying consolidated financial statements, the Company has recognized all liabilities incurred under these arrangements on behalf of the Rigas Co-Borrowing Entities which are shown in the following table (amounts in thousands):

	Year ended December 31,
	2003	2002	2001
Liabilities accrued by the Company for amounts incurred on behalf of the Rigas Co-Borrowing Entities	$51,644	$48,626	$27,698

        The Company charged transaction fees with respect to debt financing obtained and acquisitions arranged for certain of the Rigas Co-Borrowing Entities during 2001. For accounting purposes, the excess of the transaction fees charged by the Company over the actual costs associated with obtaining the debt financing or arranging the acquisitions has been reflected as an adjustment to additional paid-in capital. During 2001, the aggregate fees charged to the Rigas Co-Borrowing Entities were $6,056,000 and the aggregate excess transaction fees charged to additional paid-in capital were $5,706,000.

        On July 5, 2000, the Company acquired 100% of the stock of Prestige Communications, Inc. ("Prestige Communications"), an entity that owns and operates cable systems, and all of the cable television assets of Prestige Communications NC, Inc. ("Prestige of North Carolina"), from an unrelated third party for an aggregate cash purchase price of $1,093,802,000. Pursuant to a June 13, 2000 letter-agreement between the Company and Highland Prestige Georgia, Inc. ("Highland Prestige"), an entity owned by members of the Rigas Family, the Company transferred 100% of the stock of Prestige Communications to Highland Prestige. As a result of this transaction, Prestige Communications became one of the Managed Cable Entities effective July 5, 2000.

        On January 1, 2001, the Company, the Managed Cable Entities and Comcast Corporation ("Comcast") participated in an exchange of cable systems. As a result of this transaction, the Company and the Managed Cable Entities acquired from Comcast approximately 418,000 and 25,000 subscribers (unaudited), respectively, and surrendered to Comcast approximately 443,000 and 26,000 subscribers (unaudited), respectively. The fair values of the cable systems acquired ($114,082,000) and surrendered ($111,579,000) by the Managed Cable Entities were based on third-party appraisals, and the difference between such fair values was recorded as a $2,503,000 increase in the amounts due from the Managed Cable Entities. For additional information, see Note 8.

        During the third quarter of 2003, the Bankruptcy Court approved a stipulation and order that, among other things, allowed certain members of the Rigas Family to cause the Managed Cable Entities to pay up to $15,000,000 of certain legal defense costs on their behalf. The stipulation and order also set forth the terms pursuant to which the Company could continue to manage the Managed Cable

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Entities. On February 18, 2004, the Bankruptcy Court approved the request of such Rigas Family members for an additional $12,800,000 to be advanced by the Managed Cable Entities for criminal defense costs only, and the Bankruptcy Court issued an order to this effect on March 9, 2004. Adelphia and the Creditors' Committee appealed the March 9, 2004 order and on September 27, 2004, the United States District Court for the Southern District of New York (the "District Court") vacated the March 9 order and remanded for further findings of fact relating to whether the Rigases had any entitlement to funds out of the Managed Cable Entities for their personal defense. On September 14, 2004, certain members of the Rigas Family filed a motion requesting approximately $11,000,000 of additional funding for civil and criminal defense costs, which is still pending. On November 8, 2004, a hearing regarding evidentiary issues relating to the Rigas Family members' latest motion occurred, at which time the Bankruptcy Court granted Adelphia's motion to exclude certain evidence. Another evidentiary hearing was held on November 22, 2004 concerning the ability of the Rigas Family members to obtain additional funding of attorney fees both pursuant to the request which was granted but vacated by the District Court and the latest request for an additional $11,000,000. The Bankruptcy Court has not yet ruled on the Rigas Family members' motions. Pursuant to a stipulation and order, the Managed Cable Entities had accrued aggregate Rigas Family defense costs of $10,767,000 through December 31, 2003, including $8,641,000 that had been advanced to such Rigas Family members as of such date. Subsequent to December 31, 2003, the remaining $17,033,000 of then approved advances was drawn by the Rigas Family. As the Rigas Family defense costs were accrued and paid on behalf of the Managed Cable Entities, the accrual of such costs results in an increase in the amounts due to the Company from the Managed Cable Entities.

(b)    NFHLP

        In March 1998, the Rigas Family entered into a Funding and Purchase Agreement that, among other things, set forth the terms for the Rigas Family's acquisition of a controlling interest in NFHLP. At that time, the Rigas Family assumed responsibility for operating and funding NFHLP. The Rigas Family subsequently caused the Company to provide the necessary funding to NFHLP. The amounts advanced to NFHLP have been included in the amounts due from the Rigas Family and Rigas Family Entities for all periods presented as the Rigas Family Entities acquired a controlling interest in NFHLP in the third quarter of 2000. In March 2000, the Company paid $34,081,000 to purchase, at a $7,785,000 discount, two loans made by banks to NFHLP in anticipation of an acquisition by the Rigas Family Entities of NFHLP partnership interests owned by other investors. During the third quarter of 2000 (i) the Rigas Family Entities acquired the partnership interests not owned by the Company from an unrelated investor group for $9,650,000 and (ii) in connection with a consent agreement with the National Hockey League ("NHL"), NFHLP completed a recapitalization that resulted in the conversion of the Company's preferred units, and convertible subordinated capital funding notes, and all but $9,600,000 of cash advances to partially and fully subordinated notes due July 10, 2010. Subsequent to the recapitalization, the Company forgave the portion of the loans purchased from the banks equal to the $7,785,000 discount.

        In August 2000, the Company issued 325,000 shares of its treasury stock to the NHL on behalf of NFHLP to satisfy a NHL collective bargaining escrow requirement. Based on a subsequent decline in the market value of the Company's stock, in October 2001, the Company issued 125,000 additional shares of treasury stock with a then fair value of $2,625,000 on behalf of NFHLP. The fair value of the shares at the respective dates of issuance has been recognized as an increase in amounts owed to the Company by NFHLP. The difference between the amounts advanced and the historical cost of the treasury stock has been recognized as a reduction of additional paid-in capital of $2,782,000 in 2001.

        Prior to January 1, 2001, the Company recorded a $69,100,000 allowance against its advances to NFHLP to reflect such advances at net realizable value. During 2002, the Company recorded an increase to the allowance of $68,796,000. Such increase reflects amounts required to adjust the carrying

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

value to net realizable value. In addition, the 2002 increase includes (i) a $38,077,000 charge related to the Company's decision to discontinue funding NFHLP and to work with the NHL to seek a buyer for NFHLP and (ii) a $30,719,000 charge related to the Company's conclusion, after conducting negotiations with several potential buyers, that it would not recover any of its advances to NFHLP. The Company received no proceeds in connection with the closing of the sale of NFHLP in April 2003.

        During 2002 and 2001, NFHLP charged the Company for broadcast rights to the Buffalo Sabres hockey games and for luxury suites, tickets, advertising and other entertainment costs. During 2002 and 2001, the Company received net revenue and reimbursements for production costs from NFHLP related to a cooperative advertising arrangement between the Company and NFHLP. The amounts charged to and received by the Company pursuant to these arrangements are set forth in the foregoing table summarizing the effects of transactions with the Rigas Family Entities in the accompanying consolidated statements of operations.

        The Company charged management fees and interest to NFHLP during 2002 and 2001. Due to the fact that collectibility was not assured, the Company did not recognize any income with respect to such management fees and interest. The Company used facilities owned by NFHLP from 1999 through the second quarter of 2003. No rent was charged to the Company for the use of such facilities. The Company renovated such facilities in 2000 at a cost of $849,000. The book value of such renovation costs was written-off by the Company in 2003 when the property was vacated. In 2000, the Company guaranteed a third party loan to NFHLP with an aggregate principal amount of $27,637,000, which guarantee was collateralized by letters of credit. The Company was relieved of this contingent obligation as a result of the April 2003 sale of NFHLP.

        During the first quarter of 2002, NFHLP and certain of its subsidiaries filed voluntary petitions to reorganize under Chapter 11, and during the fourth quarter of 2003, NFHLP and certain of its subsidiaries asserted certain claims against the Company. For additional information, see Note 21.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(c) Transactions with Other Rigas Entities

        Purchase of Adelphia Securities by Other Rigas Entities.    Adelphia and TelCove have issued debt and equity securities to certain Other Rigas Entities. Details of the securities issued to these Other Rigas Entities for the years 2001 through 2003 are set forth in the following table (dollars in thousands):

Date issued	Securities purchased by Other Rigas Entities	Purchase price on agreement date	Interest factor	Total purchase price to Other Rigas Entities
January 22, 2002	$400,000 aggregate principal amount of 3.25% Convertible Subordinated Notes due 2021 (the "3.25% Notes") under an agreement dated April 19, 2001*	$391,000	$2,569	$393,569

October 22, 2001	5,819,367 shares of Class B Common Stock under an agreement dated January 17, 2001	250,000	9,862	259,862
October 22, 2001	$167,376 aggregate principal amount of 6% Convertible Subordinated Notes due 2006 (the "6% Notes") under an agreement dated January 17, 2001*	162,773	(920)	161,853

	Total 2001 purchases	412,773	8,942	421,715

	Total securities purchases	$803,773	$11,511	$815,284

*
The Convertible Subordinated Notes held by the Other Rigas Entities were convertible into Class B Common Stock, and the Convertible Subordinated Notes held by the public were convertible into Class A Common Stock. All terms, including the conversion ratios, of the Convertible Subordinated Notes held by the public were otherwise identical to the Notes held by the Other Rigas Entities. For additional information, see Note 14.

        The previous table summarizes Adelphia securities purchased by Other Rigas Entities for the periods presented. The Company did not receive cash as a result of the issuance of these securities, but rather the respective purchase prices are reflected as increases to amounts due from the Rigas Family and Rigas Family Entities in the accompanying consolidated balance sheets. The purchase price of each securities issuance was based on the fair value of the securities on the date that terms were reached. For debt securities, the price discounts received by the Other Rigas Entities of $9,000,000 for the 3.25% Notes and $4,603,000 for the 6% Notes are being amortized to interest expense over the life of the securities with such amortization ceasing at the Petition Date consistent with the Company's treatment of other debt instruments. As the equity securities were issued to entities controlled by the Rigas Family, the majority of whom were employees of the Company, the Company recognized compensation expense (benefit) for these equity securities under APB Opinion No. 25. Accordingly, the difference between the purchase price of the securities and their market price is reflected as adjustments to compensation expense from the agreement date through the date the securities are issued. No cumulative compensation expense was recorded for the year ended December 31, 2001 for the January 2001 purchase of Class B Common Stock because the purchase price exceeded the fair market value of the securities on their issuance date. The securities purchase agreements also provided that the Other Rigas Entities be charged (receive) interest on the purchase price of each securities issuance from the agreement date through the issuance date, which was generally nine months (the "interest factor"). The interest factor for each securities issuance has been reflected as an adjustment to additional paid-in capital.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

        On November 9, 2001, Adelphia agreed to issue 7,500,000 shares of Class B Common Stock and 2,000,000 shares of 7.5% Series E Mandatory Convertible Preferred Stock, par value of $0.01 per share ("Series E Preferred Stock"), to the Other Rigas Entities no later than August 12, 2002 for aggregate cash consideration of $202,550,000. To date, such shares have not yet been issued; nor has cash consideration been received. Accordingly, the shares are not issued and outstanding in the Company's consolidated financial statements. Compensation expense (benefit) recorded related to these securities was $(101,000,000) and $101,000,000 during 2002 and 2001, respectively.

        From 1998 through 2002, the Company advanced funds to ErgoArts, Inc., an entity wholly-owned by John J. Rigas and his daughter Ellen Rigas Venetis, and SongCatcher Films, LLC, an entity in which John J. Rigas and Ellen Rigas Venetis held equity interests. At December 31, 2003, the outstanding balance due to the Company from ErgoArts and SongCatcher Films under these arrangements was approximately $677,000 and $3,100,000, respectively. The advances to ErgoArts were made principally in connection with the development and potential production of documentary films. These advances are included in "Funding by the Company for operations and other activities" in the preceding summary tables of changes in the "Amounts due from the Rigas Family and Rigas Family Entities."

        Certain members of the Rigas Family and certain of the Other Rigas Entities entered into margin loan agreements with various investment banks and other financial institutions and pledged equity and debt securities issued by the Company to secure such loans. Although the total amount of these margin loans is unknown, from July 2000 to May 2002, certain members of the Rigas Family and certain of the Other Rigas Entities have made approximately $252,000,000 of payments in connection with margin calls. Funds for these margin call payments came from the CMS, and are included in "Funding by the Company for operations and other activities" in the preceding summary tables of changes in the "Amounts due from the Rigas Family and Rigas Family Entities."

Amounts Charged to the Company by the Rigas Family and the Other Rigas Entities for Services and Capital Goods.

        The Rigas Family and the Other Rigas Entities provided services and capital goods to the Company in exchange for consideration that may or may not have been equal to the fair value of such

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

services and goods. Such services and capital goods are summarized in the following table (amounts in thousands):

	Year ended December 31,
	2003	2002	2001
Services provided to the Company by the Rigas Family and Other Rigas Entities:
Management services(1)	$975	$1,300	$975
Facility management and maintenance services(2)	—	860	1,470
Rent paid to the Rigas Family and Other Rigas Entities(3)	—	74	83
Other(4)	—	87	137

Total charges for services provided by the Rigas Family and Other Rigas Entities	$975	$2,321	$2,665

Capital goods acquired from Other Rigas Entities
Furniture, fixtures and related design and installation services(5)	$—	$2,167	$13,623
Capital improvements(2)	—	70	512

Total charges for capital goods acquired from Other Rigas Entities	$—	$2,237	$14,135

(1)
Adelphia owns a 99.5% limited partnership interest in Praxis Capital Ventures, L.P. ("Praxis"), a consolidated subsidiary of Adelphia. Formed in June 2001, Praxis was primarily engaged in making private equity investments in the telecommunications market. Adelphia committed to provide $65,000,000 of capital to Praxis, of which $8,500,000 was invested by Praxis during 2002 and 2001. The Rigas Family owns membership interests in both the Praxis general partner and the company that manages Praxis. The Praxis management company charged a management fee to Adelphia at an annual rate equal to 2% of the capital committed by Adelphia. During 2003, 2002 and 2001, the Company recorded reserves of $300,000, $148,000 and $7,252,000, respectively, against the carrying value of certain Praxis investments. By order dated October 20, 2003, the Debtors rejected the Praxis partnership agreement under applicable bankruptcy law. Rejection may give rise to pre-bankruptcy unsecured damages claims that are included in liabilities subject to compromise at the amounts expected to be allowed. As of December 31, 2003, the Company had accrued $1,300,000 in management fees under the Praxis partnership agreement which represents management fees due prior to rejection of the partnership agreement. For additional information, see Note 2.

(2)
Through December 2002, Wending Creek Farms, Inc. ("Wending Creek"), an entity owned by the Rigas Family, performed various facility management and maintenance services for the Company. Wending Creek also performed capital improvements for the Company.

(3)
The Company rented various condominiums and apartments, as well as certain office and warehouse space, from the Rigas Family and the Other Rigas Entities.

(4)
Represents amounts charged by the Other Rigas Entities for various administrative and other services.

(5)
The Company purchased furniture, fixtures and related design and installation services from certain of the Other Rigas Entities. Due to the fact that the Company and such Other Rigas Entities were under common control at the time such purchases were made, such Other Rigas

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

  Entities' mark-up on such transactions, which aggregated $205,000 and $1,600,000 for 2002 and 2001, respectively, were treated as an adjustment of additional paid-in capital.

Other Transactions Involving the Rigas Family Entities.

        Century/ML Cable.    In connection with the December 13, 2001 settlement of a dispute, Adelphia, Century, Century/ML Cable, ML Media Partners, L.P. ("ML Media") and Highland Holdings ("Highland"), a Rigas Family Entity, entered into a Leveraged Recapitalization Agreement (the "Recap Agreement") pursuant to which Century/ML Cable agreed to redeem ML Media's 50% interest in Century/ML Cable (the "Redemption") on or before September 30, 2002 for a purchase price between $275,000,000 and $279,800,000, depending on the timing of such redemption, plus interest. Among other things, the Recap Agreement provided that (i) Highland would arrange debt financing for the Redemption, (ii) Highland, Adelphia and Century would jointly and severally guarantee debt service on and after the closing and (iii) Highland and Century would own 60% and 40% interests, respectively, in the recapitalized Century/ML Cable. Under the terms of the Recap Agreement, Century's 50% interest in Century/ML Cable was pledged to ML Media as collateral for Adelphia's obligations. On or about December 18, 2001, Adelphia placed $10,000,000 on deposit on behalf of Highland as earnest funds for the transaction. During June of 2002, ML Media withdrew the $10,000,000 from escrow following the Bankruptcy Court's approval of the release of these funds to ML Media. Simultaneously with the execution of the Recap Agreement, ML Media, Adelphia and certain of its subsidiaries entered into a stipulation of settlement, pursuant to which certain litigation between them was stayed pending the Redemption. By order dated September 17, 2003, Adelphia and Century rejected the Recap Agreement under applicable bankruptcy law. Adelphia has not accrued any liability for damage claims related to the rejection of the Recap Agreement. For additional information regarding the bankruptcy proceedings, see Note 2. Adelphia and Century/ML Cable have challenged the Recap Agreement and the Redemption as unenforceable on fraudulent transfer and other grounds, and Adelphia, Century, Highland, Century/ML and ML Media are engaged in litigation regarding the enforceability of the Recap Agreement. In this regard, ML Media filed an amended complaint against Adelphia on July 3, 2002 in the Bankruptcy Court. For additional information concerning this litigation, see Note 21. On April 15, 2004, the Bankruptcy Court dismissed all counts of Adelphia's challenge of the Recap Agreement except for its allegation that ML Media aided and abetted a breach of fiduciary duties in connection with its execution. The court also allowed Century/ML Cable's action to avoid the Recap Agreement as a fraudulent conveyance to proceed. ML Media, Adelphia and Century are engaged in a process exploring the potential sale of the venture to a third party, and from time to time have explored other potential transactions relating to Century/ML Cable.

        Timber Rights.    In February 2000, the Company acquired timber rights for a 3,656-acre parcel of property from an unrelated third party for a cash purchase price of $26,535,000. Simultaneously, one of the Other Rigas Entities purchased the 3,656-acre parcel of land for a cash purchase price of $465,000. The timber rights sale agreement contained a provision stipulating that ownership of the timber rights would be transferred to such Other Rigas Entities as a part of the consideration to be received by the Other Rigas Entities for any change in control transaction that would cause the cumulative voting percentage of the Rigas Family in Adelphia to fall below 50%. On June 13, 2002, both the land and timber rights were sold to an unrelated third party for an aggregate cash purchase price of $20,000,000. In connection with such sale, the Company has recorded a $465,000 decrease to the amounts due to Rigas Family and Rigas Family Entities and a $6,747,000 loss on disposition. Such loss is included in gains (losses) on disposition of long-lived assets and cable system exchanges in the accompanying consolidated statements of operations.

        Coudersport Golf Course.    Beginning in the fourth quarter of 2000, the Company commenced construction of a golf course on land near Coudersport, Pennsylvania. Although the Company owned a small portion of this land, the majority was owned by the Other Rigas Entities. The Company paid for

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

and capitalized all costs of construction, which costs amounted to $13,571,000 through May 2002 when construction was ceased. As a result of the decision to cease construction, the Company recorded an impairment loss of $13,236,000 during the second quarter of 2002. Such loss is included in impairment of long-lived assets in the accompanying consolidated statements of operations.

        Briar's Creek Golf Membership.    On October 31, 2000, the Company paid $600,000 to acquire a membership interest in Briar's Creek Golf, LLC and $100,000 for a Founder's membership deposit. Such membership was used primarily by members of the Rigas Family. The Company also paid dues totaling $6,000 per year in connection with this membership. For purposes of the accompanying consolidated financial statements, all of the costs and expenses associated with this membership have been treated as costs and expenses of the Company. The $600,000 membership interest was written-off by the Company during the second quarter of 2002. Such write-off is included in impairment of cost and available-for-sale investments in the accompanying consolidated statements of operations. The Company resigned its Founder's membership interest in May 2004 and will receive a refund of an amount approximating the $100,000 deposit over a three year period.

        Use of Company Assets.    Members of the Rigas Family used the Company aircraft at the expense of the Company. The Company also paid corporate credit card invoices submitted by members of the Rigas Family. Due to the nature of the charges and the lack of documentation submitted by the Rigas Family members, the Company has been unable to determine which portions of these expenditures were personal in nature or related to the business affairs of the Rigas Family Entities. Accordingly, all of the amounts paid by the Company with respect to these items have been accounted for as expenses of the Company in the accompanying consolidated statements of operations.

        Rigas Family Employees.    Through May 2002, (i) John J. Rigas and his sons Michael J. Rigas, Timothy J. Rigas and James P. Rigas each served as an executive officer and director of the Company and (ii) Peter L. Venetis, John J. Rigas's son-in law, served as a director of the Company. In addition, Ellen Rigas Venetis, the daughter of John J. Rigas, was employed by the Company to perform certain community services during 2002 and 2001 for an annual salary of $61,000. Ms. Venetis never served as an officer or director of the Company. The Company has treated all wages paid to members of the Rigas Family as expenses of the Company.

        Registration Rights.    Substantially all of the shares of Class A Common Stock, Class B Common Stock and securities convertible into Class A or Class B Common Stock owned by the Other Rigas Entities have been registered by Adelphia on registration statements or are subject to pre-bankruptcy registration rights agreements or arrangements for registration in the future.

Other Agreements and Arrangements with the Rigas Family and Rigas Family Entities.

        Rigas Family Agreement.    On May 23, 2002, Adelphia entered into an agreement (the "Rigas Family Agreement") with John J. Rigas, Timothy J. Rigas, James P. Rigas and Michael J. Rigas, acting in their individual capacities and on behalf of each entity directly or indirectly controlled by any or all of them (collectively, the "Contracting Rigas Family Members") that, among other items, provided for (i) the resignation of the Contracting Rigas Family Members from their positions as executive officers of Adelphia and members of the Board, (ii) the placement of all shares of Adelphia Common Stock owned by the Contracting Rigas Family Members into a voting trust until all obligations of the Contracting Rigas Family Members to the Company for borrowed money are satisfied, with the voting of such shares to be directed by a Special Committee of the Board through Adelphia's 2004 annual meeting and thereafter to be voted in proportion to the votes cast by all other holders of Adelphia shares, (iii) the use of all of the free cash flow of the Managed Cable Entities to repay amounts owed by the Contracting Rigas Family Members as primary obligors in respect of the Co-Borrowing Facilities and the pledge of the Contracting Rigas Family Members' equity interests in the Managed Cable Entities to the Company until all amounts owed by the Contracting Rigas Family Members to the

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Company in respect of borrowed money are satisfied, (iv) the transfer of the stock or assets of the Managed Cable Entities from the Contracting Rigas Family Members to the Company in exchange for a payment equal to the taxes incurred by the Contracting Rigas Family Members as a result of such transfer and a reduction in the amounts owed by the Contracting Rigas Family Members as primary obligors in respect of the Co-Borrowing Facilities, with the amount of such reduction to be based on third party appraisals, less the payment with respect to taxes to be incurred by the Contracting Rigas Family Members in connection with such transfer, (v) the transfer of approximately $567,000,000 of the Company's debt held directly or indirectly by the Contracting Rigas Family Members to the Company in exchange for an equivalent reduction in the amounts owed by the Contracting Rigas Family Members (1) to the Company in respect of existing stock purchase agreements and (2) as primary obligors in respect of the Co-Borrowing Facilities, (vi) the pledge of all shares of Adelphia Common Stock owned directly or indirectly by the Contracting Rigas Family Members to secure the repayment of the Co-Borrowing Facilities and the repayment of any indemnification payments made by the Company to Contracting Rigas Family Members pursuant to the terms of the Rigas Family Agreement, (vii) the accrual of interest on amounts owed by the Contracting Rigas Family Members under the Co-Borrowing Facilities at a rate of 6% per annum, to be paid on December 31, 2006, or earlier if amounts due under the Co-Borrowing Facilities are prepaid, (viii) the transfer of a 3,656 acre parcel of land underlying certain timber rights of the Company by the Contracting Rigas Family Members to the Company in exchange for a $465,000 reduction in the amounts owed by the Contracting Rigas Family Members as primary obligors in respect of the Co-Borrowing Facilities, (xi) the Company's honoring its prior commitment to provide severance arrangements to John J. Rigas, including a $1,400,000 annual cash payment for three years, lifetime healthcare coverage for Mr. Rigas and his spouse, the use of office space, equipment and a secretary, vested stock options exercisable for their term and the use of the Company's aircraft in certain limited circumstances and (x) the termination of the aforementioned severance arrangements in the event Mr. Rigas is convicted of a felony.

        The Company has not yet determined whether to assume or reject the Rigas Family Agreement under applicable bankruptcy law. In addition, it is unclear whether the voting provision of the voting trust is enforceable under applicable law. Accordingly, other than the aforementioned $465,000 reduction of the amounts owed by the Contracting Rigas Family Members as primary obligors in respect of the Co-Borrowing Facilities, no economic effect has been given to the Rigas Family Agreement in the consolidated financial statements. In addition, such consolidated financial statements do provide for the accrual of the severance arrangements for John J. Rigas, which were reiterated in the Rigas Family Agreement and are summarized above, as well as the subsequent July 2004 reduction of this previously accrued amount as a result of the guilty verdict returned against John J. Rigas.

        Business Opportunity Agreement.    The Rigas Family and Rigas Family Entities are parties to the Business Opportunity Agreement, dated July 1, 1986, under which they have agreed not to acquire an interest in any cable system, subject to limited exceptions. Under the Business Opportunity Agreement, the Rigas Family Entities must first offer to Adelphia the opportunity to acquire or invest in any cable system or franchise therefore or interest therein that is offered or available to them. If a majority of Adelphia's Board of Directors, including a majority of the independent directors, rejects such offer, the Rigas Family Entities may acquire or invest in all of such cable systems or franchises therefore or interest therein or with others on terms no more favorable to them than those offered to Adelphia. During 2001, pursuant to the Business Opportunity Agreement, entities owned by the Rigas Family Entities acquired cable systems serving approximately 68,000 basic subscribers (unaudited). To the extent applicable, the Company has not yet assumed or rejected this agreement under applicable bankruptcy law.

Note 7: Transactions with Other Officers and Directors

        In a letter agreement between Adelphia and FPL Group, Inc. ("FPL Group") dated January 21, 1999, Adelphia agreed to (i) repurchase 20,000 shares of Series C Preferred Stock and 1,091,524 shares

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

of Class A Common Stock owned by Telesat Cablevision, Inc., a subsidiary of FPL Group ("Telesat") and (ii) transfer all of the outstanding common stock of West Boca Security, Inc. ("WB Security"), a subsidiary of Olympus Communications, L.P. ("Olympus"), to FPL Group in exchange for FPL Group's 50% voting interest and 1/3 economic interest in Olympus. The Company owned the economic and voting interests in Olympus that were not then owned by FPL Group. At the time this agreement was entered into, Dennis Coyle, then a member of the Adelphia Board of Directors, was the General Counsel and Secretary of FPL Group. WB Security was a subsidiary of Olympus and WB Security's sole asset was a $108,000,000 note receivable (the "WB Note") from a subsidiary of Olympus that was secured by the FPL Group's ownership interest in Olympus and due September 1, 2004. On January 29, 1999, Adelphia purchased all of the aforementioned shares of Series C Preferred Stock and Class A Common Stock described above from Telesat for aggregate cash consideration of $149,213,000, and on October 1, 1999, the Company acquired FPL Group's interest in Olympus in exchange for all of the outstanding common stock of WB Security. The acquired shares of Class A Common Stock are presented as treasury stock in the accompanying consolidated balance sheets. The acquired shares of Series C Preferred Stock were returned to their original status of authorized but unissued. On June 24, 2004, the Creditors' Committee filed an adversary proceeding in the Bankruptcy Court, among other things, to avoid, recover and preserve the cash paid by Adelphia pursuant to the repurchase of its Series C Preferred Stock and Class A Common Stock together with all interest paid with respect to such repurchase. A hearing date relating to such adversary proceeding has not yet been set. Interest on the WB Note is calculated at a rate of 6% per annum (or after default at a variable rate of the London interbank offered rate ("LIBOR") plus 5%). FPL Group has the right, upon at least 60 days prior written notice, to require repayment of the principal and accrued interest on the WB Note on or after July 1, 2002. As of December 31, 2003, the aggregate principal and interest due to the FPL Group pursuant to the WB Note was $127,537,000. The Company has not accrued interest on the WB Note for periods subsequent to the Petition Date. To date, the Company has not yet received a notice from FPL Group requiring the repayment of the WB Note.

        From May 2002 until July 2003, the Company engaged Conway, Del Genio, Gries & Co., LLC ("CDGC") to provide certain restructuring services pursuant to an engagement letter dated May 21, 2002 (the "Conway Engagement Letter"). During that time, Ronald F. Stengel, Adelphia's former and interim Chief Operating Officer and Chief Restructuring Officer, was a Senior Managing Director of CDGC. The Conway Engagement Letter provided for Mr. Stengel's services to Adelphia while remaining a full-time employee of CDGC. In addition, other employees of CDGC were assigned to assist Mr. Stengel in connection with the Conway Engagement Letter. Pursuant to the Conway Engagement Letter, the Company paid CDGC a total of $4,298,000 for its services in 2002 and, $2,827,000 for its services in 2003 (which includes the services of Mr. Stengel). The Company also paid CDGC a total of $173,000 in 2002 and $104,000 in 2003 for reimbursement of CDGC's out-of pocket expenses incurred in connection with the engagement. These amounts are in included in reorganization expenses due to bankruptcy in the accompanying consolidated statements of operations.

Note 8: Acquisitions

General

        During 2001 and 2002, the Company consummated a number of acquisitions and exchange transactions. Except as otherwise described below, the Company has used the purchase method to account for such transactions. In general, these transactions were designed to increase the Company's scale and/or increase the percentage of the Company's cable television and CLEC operations that were located in strategic clusters. In circumstances where the purchase price exceeded the fair value of the identifiable net assets acquired, the Company allocated the residual purchase price to goodwill in recognition of the going concern value of the acquired net assets. The acquisitions described below have been included in the accompanying consolidated financial statements since their respective acquisition dates. The purchase price for each of the acquisitions was allocated to the assets purchased and the liabilities assumed based on their estimated fair market values at the date of acquisition.

2001 Cable System Acquisitions

        On January 1, 2001, the Company, the Managed Cable Entities and Comcast participated in an exchange of cable systems. As a result of this transaction, the Company and the Managed Cable Entities acquired from Comcast approximately 418,000 and 25,000 basic subscribers (unaudited), respectively, and surrendered to Comcast approximately 443,000 and 26,000 basic subscribers (unaudited), respectively. The basic subscribers acquired by the Company were located in California and Florida, and the basic subscribers acquired by Comcast were located in Pennsylvania, New Jersey, Florida, Michigan, New Mexico and Indiana. The Company recorded a $541,994,000 pre-tax gain in connection with this transaction. For additional information, see Note 6.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

        On March 9, 2001, the Company acquired cable systems serving approximately 123,400 basic subscribers (unaudited) in Virginia, West Virginia, Pennsylvania, and Maryland from GS Communications, Inc. ("GSCI") for cash consideration of approximately $723,032,000 net of cash acquired and including direct acquisition costs paid.

        On March 2, 2001, the Company purchased cable systems serving approximately 56,500 basic subscribers (unaudited) in Virginia, Georgia and North Carolina from Benchmark Media, Inc. ("Benchmark II") in exchange for approximately $114,266,000 in cash net of cash acquired and 2,394,778 shares of Class A Common Stock for a total purchase price of $203,516,000, including direct acquisition costs. Certain shares, 444,444, were held in escrow and were contingent upon the number of subscribers on August 31, 2001. In April 2002, 100,000 of such shares were returned to the Company and 344,444 shares were distributed to Benchmark II.

        In May 2001, the Company exercised its rights under the CVC shareholders agreement with Time Warner Entertainment Company, L.P. ("TWE") to withdraw from CVC and reacquire the cable systems originally contributed by the Company to CVC. As a result, (i) the Company began consolidating such cable systems, (ii) the remaining cable systems owned by CVC were returned to TWE and (iii) CVC was dissolved. Prior to this transaction, the Company used the equity method to account for its ownership interest in CVC. The carrying values of the reacquired cable systems approximated their fair values at the time of acquisition. Accordingly, no gain or loss was recognized on this transaction. This transaction resulted in the addition of approximately 47,800 basic subscribers (unaudited) in Georgia and Kentucky.

        On December 17, 2001, the Company acquired cable systems serving approximately 119,000 basic subscribers (unaudited) in Pennsylvania and Ohio from AT&T Corp ("AT&T"). The total purchase price of $309,092,000 for this acquisition consisted of $235,229,000 in cash (net of cash acquired), 2,624,301 shares of Class A Common Stock, and $413,000 of direct acquisition costs.

        In addition to the acquisitions mentioned above, the Company completed three other individually insignificant cable acquisitions during 2001 for aggregate cash and stock consideration of $80,900,000. These acquisitions collectively resulted in the addition of approximately 27,400 basic subscribers (unaudited) in Kentucky, Virginia, Pennsylvania and California.

        The following table reflects the final allocation of the purchase prices to the net assets of the entities acquired during 2001 as of their respective acquisition dates. Amounts reflected in the table

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

include adjustments to the purchase price and related allocation that were recorded subsequent to December 31, 2001 (amounts in thousands):

	Comcast Exchange
	Cable television systems acquired	Cable television systems surrendered	GSCI	Benchmark II	CVC	AT&T	Other cable	Total
Aggregate fair value of shares of Class A Common Stock issued	$—	$—	$—	$89,232	$—	$73,450	$21,612	$184,294
Aggregate cash consideration paid	—	—	722,562	115,158	—	235,233	58,691	1,131,644
Cash acquired	—	—	(2)	(892)	—	(4)	(17)	(915)
Historical cost of equity investment at transaction date	—	—	—	—	141,664	—	—	141,664
Fair value of historical assets acquired	1,676,274	—	—	—	—	—	—	1,676,274
Historical cost of net assets surrendered at transaction date	—	(1,134,280)	—	—	—	—	—	(1,134,280)
Direct acquisition cost	1,202	(48)	472	18	—	413	614	2,671

Total purchase price	$1,677,476	$(1,134,328)	$723,032	$203,516	$141,664	$309,092	$80,900	$2,001,352

Assets acquired:
Receivables and prepaid expenses (original settlement)	344	(3,741)	2,050	1,869	—	4,532	472	5,526
Equity investments	—	(12,610)	—	—	—	—	—	(12,610)
Property and equipment	284,902	(189,527)	75,072	29,222	27,635	48,991	13,856	290,151
Intangible assets subject to amortization:
Customer relationships	208,432	(71,191)	38,268	18,528	21,150	44,479	14,718	274,384
Intangible assets not subject to amortization:
Franchise rights	1,008,014	(510,362)	362,011	131,754	118,796	150,854	32,955	1,294,022
Goodwill	175,784	(346,897)	245,807	29,692	2,573	58,137	19,944	185,040

Total assets acquired (excluding deferred tax assets)	1,677,476	(1,134,328)	723,208	211,065	170,154	306,993	81,945	2,036,513
Liabilities assumed:
Payables and accruals (original settlement)	—	—	(3,345)	(7,685)	(30,466)	(165)	(1,129)	(42,790)
Other liabilities (net subsequent adjustments)	—	—	(1,244)	—	(776)	—	—	(2,020)

Total liabilities assumed (excluding deferred tax liabilities)	—	—	(4,589)	(7,685)	(31,242)	(165)	(1,129)	(44,810)
Deferred tax assets acquired (liabilities assumed)	—	—	4,413	136	2,752	2,264	84	9,649

Net assets acquired	$1,677,476	$(1,134,328)	$723,032	$203,516	$141,664	$309,092	$80,900	$2,001,352

        The following unaudited pro forma data reflects the Company's consolidated operating data for 2001 as if the above-described 2001 transactions (including the acquisition and disposition components of the Comcast exchange transaction) had occurred as of January 1, 2001(amounts in thousands except per share amounts):

Year ended December 31,
2001
Revenue	$3,405,844
Net loss before cumulative effects of accounting changes	$(6,247,415)
Net loss	$(6,251,489)
Basic and diluted loss per common share before cumulative effects of accounting changes	$(35.81)
Basic and diluted loss per common share	$(35.84)

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

2002 Cable System Acquisitions

        On February 14, 2002, Adelphia issued 2,112,305 shares of Class A Common Stock valued at $46,470,000 to Verizon Media Ventures, Inc. ("Verizon") in exchange for cable television assets serving approximately 47,300 basic subscribers (unaudited) in California. Subsequently, certain franchise authorities filed suit against Verizon and the Company asserting that Verizon had not received approval from the franchise authorities for the sale as required by the applicable franchise agreement. See Note 21 for further information. On May 14, 2002, a temporary restraining order was granted to unwind a portion of the sale of certain assets and allow the sale of others. Because Verizon had vacated the area, the Company was required to provide service on behalf of Verizon to subscribers in the franchise area. In addition, the Company was prohibited from using any funds received from these subscribers and was required to place all such funds in a trust account. The Company recorded the portion of the purchase price related to the areas affected by the restraining order as a $22,585,000 deposit from Verizon (included in other noncurrent assets), and allocated the remaining purchase price to property and equipment ($9,651,000), franchise rights ($6,635,000), customer relationships ($4,271,000) and goodwill ($3,328,000). In April, 2003, upon appeal, the preliminary injunction was vacated, and the Company, upon request, was entitled to use the funds placed in trust. As a result, the portion of the purchase price that had been reflected as a deposit from Verizon in 2002 was allocated to property and equipment ($7,435,000), franchise rights ($6,142,000), customer relationships ($3,954,000) and goodwill ($4,190,000) during the second quarter of 2003. During the period in which the restraining order was in effect, the Company deferred both revenue and expenses related to the subscribers residing in the affected franchise area. The net profit of $864,000 during the restraining order period was recorded as a reduction of the purchase price in the second quarter of 2003, upon relief from the preliminary injunction. If this acquisition had occurred on January 1, 2001, the Company's results of operations and comprehensive loss would not have been materially different from the Company's historical results of operations for the years ended December 31, 2002 and 2001.

Note 9: TelCove

        On January 11, 2002, the Company completed the TelCove Spin-off whereby all of the shares of common stock of TelCove owned by Adelphia were distributed in the form of a dividend to holders of Class A Common Stock and Class B Common Stock.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table summarizes assets and liabilities distributed in the TelCove Spin-off (amounts in thousands):

Cash, receivables and other current assets	$78,393
Property and equipment, net	402,022
Other noncurrent assets	121,399

Total assets distributed	601,814

Accounts payable, subscriber advance payments and deposits, deferred revenue, accrued expenses and other current liabilities	160,051
Debt*	1,407,112
Other noncurrent liabilities	43,046

Total liabilities distributed	1,610,209
TelCove Preferred Stock	338,105

Total Liabilities and preferred stock distributed	1,948,314

Net liabilities distributed	$1,346,500

*
Includes $500,000,000 of debt arising under the joint bank credit facility for which the Company remains joint and severally liable.

        Information concerning the Company's ownership of TelCove's Class A common stock ("TelCove Class A Common Stock") and its Class B common stock ("TelCove Class B Common Stock," and collectively with the TelCove Class A Common Stock, "TelCove Common Stock") is set forth in the following table as of the indicated dates:

	Number of shares owned by the Company		Percentage owned by the Company
	TelCove Class A Common Stock	TelCove Class B Common Stock	Outstanding TelCove Common Stock	Outstanding TelCove Voting Interests
December 31, 2001	19,699,967	85,766,040	78%	96%

January 1, 2001	7,880,047	34,306,416	59%	90%

        Although TelCove issued additional shares in 2001, the Company also acquired additional shares during this period such that its ownership interest in TelCove was not diluted. As a result of the issuance of additional shares of TelCove Common Stock to minority stockholders, the Company recorded increases to additional paid-in capital of $42,693,000 during 2001. Such amount includes the recapture of the minority's interest share of TelCove's losses that were previously allocated to Adelphia. In connection with the Company's purchase of an additional ownership interest in TelCove during 2001, the Company recorded a $99,040,000 increase to goodwill. As a result of its SFAS No. 121 impairment test, the Company recorded a $164,381,000 impairment charge to the TelCove goodwill balance in 2001. For additional information, see Note 12.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

        On March 27, 2002 (the "TelCove Petition Date"), TelCove and certain of its direct subsidiaries commenced voluntary cases to reorganize under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. Subsequently, on June 18, 2002, certain indirect subsidiaries of TelCove also commenced voluntary cases to reorganize under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. TelCove and its direct and indirect subsidiaries that have commenced Chapter 11 filings are collectively referred to herein as the "TelCove Debtors." From the TelCove Spin-off Date through the TelCove Petition Date, the Rigas Family Entities owned a controlling interest in TelCove, and accordingly, the Company and TelCove were under the common control of the Rigas Family during that period. Subsequent to the TelCove Spin-off and prior to the TelCove Petition Date, the Company provided additional funding of $15,510,000 to TelCove in the form of unsecured advances to fund operations. As discussed in greater detail below, the Company provided additional funding of $15,000,000 to the TelCove Debtors in May 2002 in the form of a debtor-in-possession credit and security agreement (the "TelCove DIP Credit Agreement").

        TelCove, as an unrestricted borrower under a joint bank credit facility with certain of Adelphia's subsidiaries (the "Subsidiary Borrowers") and a Rigas Family Entity, was credited with proceeds aggregating $500,000,000 from unsecured borrowings under this facility during 2000. The Subsidiary Borrowers are jointly and severally liable for all borrowings under this joint bank credit facility. As such, the full amount borrowed by TelCove under this joint bank credit facility has been reflected in the balance sheets of the Subsidiary Borrowers. Through December 31, 2001, both TelCove and the Subsidiary Borrowers were included in the Company's accompanying consolidated financial statements.

        At the TelCove Spin-off Date, the Company recorded a receivable from TelCove of $518,897,000 representing the net effect of $500,000,000 related to the principal amount of the borrowings attributed to TelCove under the joint credit facility and $18,897,000 of additional advances that resulted primarily from costs incurred by the Company in connection with the development of TelCove's billing system. All of such amounts including the $15,510,000 of unsecured advances were fully reserved during 2002.

        In April 2002, the TelCove Debtors entered into the TelCove DIP Credit Agreement with Adelphia and one of the Rigas Family Entities (collectively, the "TelCove DIP Lenders"). Pursuant to the TelCove DIP Credit Agreement, the TelCove DIP Lenders committed to provide TelCove with a $135,000,000 revolving credit facility. The TelCove DIP Credit Agreement was structured such that Adelphia was responsible for loaning the first $67,500,000 and the Rigas Family Entity was responsible for loaning the second $67,500,000. The TelCove DIP Credit Agreement was to mature on the earlier of April 2004, the effectiveness of TelCove's reorganization plan or the occurrence and continuance of an event of default. Loans under the TelCove DIP Credit Agreement were to bear interest at a rate equal to a prime rate plus 3.75% per annum, subject to adjustment during the continuance of any event of default. The TelCove DIP Credit Agreement also provided for a facility fee of 1% of the unborrowed loan commitment and for the payment by TelCove of deferred financing fees of $4,050,000. No interest or fees were ever received from TelCove. In April 2002, the Bankruptcy Court approved an interim order for $27,000,000 of borrowings under the TelCove DIP Credit Agreement pending a final hearing. In May 2002, Adelphia loaned $15,000,000 of such approved borrowings to TelCove, but did not provide the remaining $12,000,000 that had been approved by the Bankruptcy Court. In August 2002, the TelCove Debtors closed on an alternative debtor-in-possession credit agreement with an unrelated third party that, with the Company's consent, subordinated the priority of the Company's claims pursuant to the TelCove DIP Credit Agreement. As a result, the Company recorded a reserve against the entire $15,000,000 loaned to TelCove during 2002.

        As discussed above, TelCove borrowed an aggregate of $500,000,000 pursuant to a joint bank credit facility with a subsidiary of the Company and a Rigas Co-Borrowing Entity. Adelphia charged TelCove a $15,000,000 debt placement fee in connection with the initiation of such borrowings during

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

2000. For accounting purposes, the difference between the $15,000,000 debt placement fee charged by the Company to TelCove and TelCove's $3,790,000 pro-rata share of the total bank fees paid by the Company to obtain the joint bank credit facility was recorded as an adjustment to additional paid-in capital that was eliminated in consolidation through the TelCove Spin-off Date.

        In October 2001, the Company purchased from certain subsidiaries of TelCove certain CLEC systems in Rhode Island, Connecticut, Maine, New Hampshire, Richmond, Virginia, and Albany, Buffalo and Rochester, New York for a cash purchase price of approximately $141,225,000 plus certain assumed liabilities. Additionally, in December 2000, the Company purchased from certain subsidiaries of TelCove certain CLEC systems in Virginia, Colorado, California and Ohio for a cash purchase price of $88,500,000 plus certain assumed liabilities. Due to the fact that the Company and TelCove were under common control during the periods in which such transactions were consummated, the Company accounted for such transactions at carryover basis and the excess of the purchase price over the historical cost of the acquired assets has been reflected as a reduction of the Company's additional paid-in capital. In connection with the acquisition of these CLEC systems, the Company entered into management agreements with TelCove to manage the local telecommunications transmission systems for the Company. The management agreements, which had an initial term of three years, contained automatic renewals for successive three-year periods, unless the Company gives notification that it is terminating such agreements. TelCove was also eligible to receive a quarterly performance bonus at the discretion of the Company. During 2003 and 2002, the aggregate amount charged to the Company pursuant to these management agreements was $3,045,000 and $4,170,000, respectively. Such amounts are included in costs and expenses in the accompanying consolidated statements of operations.

        The Company provided management and record keeping services to TelCove in accordance with applicable agreements. The agreements provided for a reasonable charge for the costs of providing services to TelCove plus reimbursement of applicable out-of-pocket costs. Due to the fact that collectibility was not assured, the Company recognized the amounts charged to TelCove on a cash basis. The Company recognized $1,215,000 of such charges and reimbursements as reductions of its costs and expenses during 2003. The Company did not receive any reimbursements from TelCove in 2002.

        The foregoing management agreements were effectively superceded by a Master Management Agreement executed on April 7, 2004 in connection with the settlement of a dispute between the Company and TelCove, as described below.

        On December 3, 2003, the Debtors and TelCove entered into a Master Reciprocal Settlement Agreement pursuant to which the parties, among other things, memorialized their agreement relating to their ownership and use of certain shared assets. On March 23, 2004, the Bankruptcy Court approved the Master Reciprocal Settlement Agreement.

        On February 21, 2004, the parties executed a global settlement agreement (the "Global Settlement") that resolves, among other things, certain claims put forth by both TelCove and Adelphia. The Global Settlement provided that, on the closing date, the Company would transfer to TelCove certain settlement consideration, including, approximately $60,000,000 in cash, plus an additional payment of up to $2,500,000 related to certain outstanding payables, as well as certain vehicles, real property and intellectual property licenses used in the operation of TelCove's businesses. Additionally, the parties executed various annexes to the Global Settlement (collectively, the "Annex Agreements") that provide, among other things, for (i) a five-year business commitment to TelCove for telecommunication services by the Company, (ii) future use by TelCove of certain fiber capacity in assets owned by the Company and (iii) the mutual release by the parties from any and all liabilities, claims and causes of action that either party has or may have against the other party. Finally, the Global Settlement provides for the transfer by the Company to TelCove of certain CLEC market assets

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

together with the various licenses, franchises and permits related to the operation and ownership of such assets. On March 23, 2004, the Bankruptcy Court approved the Global Settlement. The Company recorded a $97,902,000 liability during the fourth quarter of 2003 to provide for the Global Settlement. The Annex Agreements became effective in accordance with their terms on April 7, 2004.

        On April 7, 2004, the effective date of the TelCove plan of reorganization, the Company paid $57,941,000 to TelCove, transferred the economic risks and benefits of the CLEC market assets to TelCove pursuant to the terms of the Global Settlement and entered into a Master Management Agreement which provided for the management of the CLEC market assets from April 7, 2004 through the date of transfer to TelCove. On August 20, 2004, the Company paid TelCove an additional $2,464,000 pursuant to the Global Settlement in connection with the resolution and release of certain claims. On August 21, 2004, the CLEC market assets were transferred to TelCove.

Note 10: Investments in Equity Affiliates and Related Receivables

        The Company has various investments accounted for under the equity method. The following table includes the Company's percentage ownership interest and the carrying value of its investments and related receivables as of the indicated dates (dollars in thousands):

	Percentage ownership at December 31, 2003	December 31,
		2003	2002	2001
Century/ML Cable(a)	50%	$240,542	$237,056	$241,779
Devon Mobile Communications, L.P. ("Devon Mobile")(b)	49.9%	—	—	31,609
TelCove investments(d)	N/A	—	—	49,844
Other	various	16,035	15,994	17,503

Investments in equity affiliates and related receivables		$256,577	$253,050	$340,735

        The following table includes the Company's share of earnings (losses) of its equity affiliates, including excess basis amortization and write-downs to reflect other-than-temporary declines in value for the indicated periods (amounts in thousands):

	Year ended December 31,
	2003	2002	2001
Century/ML Cable(a)	$—	$3,128	$669
Devon Mobile(b)	—	(123,327)	36,149
CVC(c)	—	—	1,349
TelCove investments(d)	—	—	8,122
Across Media Networks, LLC(e)	—	—	(23,705)
Other	(2,826)	435	2,197

Total share of earnings (losses) of equity affiliates, net	$(2,826)	$(119,764)	$24,781

(a) Century/ML Cable

        Century/ML Cable owns, operates and manages cable systems and other related telecommunications businesses located in Puerto Rico. Century/ML Cable is a joint venture between ML Media and Century. The Company acquired its 50% interest in Century/ML Cable on October 1, 1999 in connection with the Company's acquisition of Century. Accordingly, the Company's initial investment in Century/ML Cable was equal to its fair value on October 1, 1999 as a result of the

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

application of purchase accounting in connection with the Century acquisition. As both Century and ML Media have substantial participatory rights in the management of Century/ML Cable, the Company used the equity method to account for its investment in Century/ML Cable until September 30, 2002, when Century/ML Cable filed a voluntary petition to reorganize under Chapter 11 of the Bankruptcy Code. Following the Chapter 11 filing, the Company suspended the use of the equity method and began to carry its investment in Century/ML Cable at cost. The Company has evaluated its investment in Century/ML Cable for an other-than-temporary decline in fair value below the cost basis in accordance with its policy and concluded that the estimated fair value exceeded its cost basis. This bankruptcy proceeding is administered separately from that of the Debtors. Century/ML Cable is operating its business as a debtor-in-possession and, along with its subsidiary, Century/ML Cable Corporation, continues to provide service to its subscribers. Century/ML Cable Corporation did not file for reorganization under Chapter 11. At this time, Century/ML Cable is expected to generate sufficient cash to fund foreseeable operations and capital requirements. The Century/ML Cable Chapter 11 filing is not expected to have a material impact on the operations of Century/ML Cable Corporation.

        ML Media, Adelphia and Century are engaged in a process exploring the potential sale of the venture to a third party, and from time to time have explored other potential transactions relating to Century/ML Cable.

        The excess of the Company's investment in Century/ML Cable over the Company's proportionate share of Century/ML Cable's net assets was $175,441,000 at December 31, 2003.

        The Company provides management, programming and record keeping services to Century/ML Cable. The amounts charged by the Company to Century/ML Cable from October 1999 through December 2001 represented 5% of Century/ML Cable's revenue plus reimbursable expenses (including certain programming costs). In connection with the execution of the Recap Agreement, among Century/ML Cable, ML Media and one of the Rigas Family Entities in December 2001, as further discussed in Note 6, the parties agreed to increase the management fees to 10% of Century/ML Cable's revenue plus reimbursable expenses. In June 2003, the management fees charged to Century/ML Cable were reduced to 5% of Century/ML Cable's revenue plus reimbursable expense in connection with the Bankruptcy Court's approval of the Debtors' rejection of the Recap Agreement. The Company has provided reserves against any management fees charged in excess of 5%. During the period in which the Company used the equity method to account for Century/ML Cable, the Company eliminated 50% of the management fee from Century/ML Cable against the Company's share of Century/ML Cable's losses. After deducting such eliminations and reserves, the net Century/ML Cable management fees included as a reduction of selling, general and administrative expenses in the Company's accompanying statements of operations were $4,053,000, $2,280,000 and $1,707,000 during 2003, 2002 and 2001, respectively. In addition to management fees, the Company is reimbursed by Century/ML Cable for programming expenses and other amounts paid on Century/ML Cable's behalf. At December 31, 2003, 2002 and 2001, the amounts receivable from Century/ML Cable for such fees and reimbursements, net of applicable reserves, were $20,088,000, $16,602,000 and $22,955,000, respectively. Such receivables are included with the Company's investment in Century/ML Cable in the foregoing table.

        As further described in Note 21, ML Media and Adelphia are engaged in litigation regarding the Recap Agreement and other matters.

(b) Devon Mobile

        Pursuant to the Agreement of Limited Partnership of Devon Mobile dated as of November 3, 1995 (the "Devon Mobile Limited Partnership Agreement"), the Company owned a 49.9% limited partnership interest in Devon Mobile. An unrelated third party (the "Devon General Partner") owned the remaining 50.1% general partnership interest. The Devon General Partner also held 60% of the voting rights in a management committee that was created by the terms of the Devon Mobile Limited

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Partnership Agreement (the "Devon Mobile Management Committee"). The Company held the remaining voting rights in the Devon Mobile Management Committee. James P. Rigas, a member of the Rigas Family, was the Company's representative on the Devon Mobile Management Committee until May 2002, when he resigned from his position with Adelphia.

        Devon Mobile, through its subsidiaries, held licenses to operate regional wireless telephone businesses in several states. In late May 2002, the Company notified the Devon General Partner that it would likely terminate certain discretionary operational funding to Devon Mobile. The Company waived its right to participate in the Devon Mobile Management Committee on June 14, 2002. On August 19, 2002 (the "Devon Mobile Petition Date"), Devon Mobile and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Devon Mobile Bankruptcy Court"). Pursuant to Devon Mobile's joint plan of liquidation, which was approved by the Devon Mobile Bankruptcy Court in October 2003, the Company's interests in Devon Mobile were extinguished.

        The Company used the equity method to account for its limited partnership interest in Devon Mobile through the Devon Mobile Petition Date. Due to the inability of the Devon General Partner to absorb its share of Devon Mobile's losses, the Company recognized 100% of Devon Mobile's losses under the equity method. During 2002, the Company recognized a charge of $113,962,000 to (i) write-off its equity investment of $11,356,000, (ii) write-off its receivables from Devon Mobile of $67,820,000 and (iii) to accrue a liability for a $34,786,000 guarantee of an accounts payable obligation to one of Devon Mobile's vendors. Such charge is included in share of earnings (losses) of affiliates, net in the accompanying consolidated statements of operations. The accrued liability for the guarantee of the accounts payable obligation is presented as a liability subject to compromise in the accompanying consolidated balance sheets.

        The Company charged fees to Devon Mobile pursuant to a services agreement dated December 29, 2000. Such fees included management fees of $400,000 per month. During 2002 and 2001 management fees aggregated $2,400,000 and $4,800,000, respectively. During 2001, Devon Mobile paid the Company brokerage fees aggregating $4,740,000 as a result of the Company's role in the sale of Devon Mobile's Florida Federal Communications Commission licenses. Such management and brokerage fees were eliminated against the Company's 100% share of Devon Mobile's losses.

        As further discussed in Note 21, the Company and Devon Mobile are involved in litigation.

(c) CVC

        CVC was a joint venture between Century and TWE. Each of Century and TWE owned 50% of the outstanding capital stock of CVC. As each of the Company and TWE had substantial participatory rights in the management of CVC under the CVC shareholders agreement, neither party owned a controlling financial interest in CVC. The CVC shareholders agreement also provided for a "split-off" transaction pursuant to which either the Company or TWE could reacquire the cable systems originally contributed to CVC. In May 2001, the Company exercised its rights under the CVC shareholders agreement to withdraw from CVC and reacquire the cable systems originally contributed by the Company to CVC. For additional information, see Note 8.

(d) TelCove Investments

        The TelCove investments represent joint ventures in which TelCove owned non-controlling interests. TelCove charged management fees for various administrative, engineering and other services provided to these joint ventures based on existing management agreements. Such management fees were eliminated against TelCove's share of the losses of the TelCove joint ventures to the extent of TelCove's ownership interest in such joint ventures. After deducting such eliminations, the net

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

management fees included as a reduction of selling, general and administrative expenses in TelCove's results of operations were $3,748,000 during 2001.

(e) Investment in Across Media Networks, LLC ("Across Media")

        The Company had investments in and receivables from Across Media. In 2001, Across Media filed for Chapter 11 bankruptcy protection. As a result of Across Media's bankruptcy filing, the Company fully impaired its investments in and receivables from Across Media. Such impairments are included in the share of earnings (losses) of equity affiliates, net.

Note 11: Cost and Other Investments

        The Company has received stock purchase warrants from vendors and other strategic partners in connection with various agreements. Effective with the January 1, 2001 adoption of SFAS No. 133, the Company began carrying its investments in these warrants at fair value. Prior to January 1, 2001, such warrants were carried at cost, subject to other-than-temporary impairment. The following is a discussion of the Company's investments in available-for-sale securities, warrants, preferred stock and other cost investments, which are included in other noncurrent assets, net in the accompanying consolidated balance sheets.

        UGC Common and Preferred Stock.    At January 1, 2001 the carrying value of the Company's investment in UGC Series B convertible preferred stock was $17,239,000. During 2001, the Company recorded impairment losses of $10,553,000, to reflect other-than-temporary declines in the fair value of the Company's investment in UGC. Each share of such UGC Series B convertible preferred stock was convertible into approximately 26 shares of UGC Class A common stock at a conversion price of $21.25 per share. The Company converted all of its shares of UGC Series B convertible preferred stock into 2,837,235 shares of UGC Class A common stock during the first quarter of 2002. During the second quarter of 2002, the Company sold 2,637,235 shares of the UGC Class A common stock for cash proceeds of $8,862,000. The Company recognized a $2,647,000 gain in connection with such sale.

        Motorola, Inc. ("Motorola") Warrants and Common Stock.    The Company acquired the right to earn warrants to purchase up to 561,066 shares of Motorola common stock (as adjusted for a merger and stock splits) in connection with a December 1997 agreement to purchase digital set-top boxes. Pursuant to this agreement, the Company earned warrants to purchase shares of Motorola common stock in each of 2000, 1999 and 1998. At January 1, 2001 the carrying value of the Company's investment in Motorola warrants and common stock was $8,541,000 after recording $4,074,000 as a cumulative effect of an accounting change, in connection with the implementation of SFAS No. 133 that reflected a $6,813,000 reduction of the carrying value of the Motorola warrants, net of the related tax benefit of $2,739,000. During the second quarter of 2002, the Company sold all of the Motorola shares acquired upon exercise of these warrants for cash proceeds of $7,058,000. The Company recognized a $6,415,000 loss in connection with this sale.

        Wink Communications, Inc. Warrants.    In October 2000, the Company and Wink entered into a three-year agreement whereby the Company would allow Wink to attach its interactive programming software to certain subscriber services in exchange for warrants to purchase 1,450,000 shares of Wink common stock. The Company recorded the Wink warrants at the then estimated fair value of $18,790,000, with an offsetting amount recorded as deferred income. From December 2000 through June 2002, the Company deployed the Wink interactive service to a limited number of subscribers. During this period, the amortization of the deferred income related to the Wink warrants was based on actual customer deployment as compared to total projected customer deployment over the life of the agreement. Such amortization, which amounted to $536,000 and $702,000 during 2002 and 2001, respectively, is included in revenue in the accompanying consolidated financial statements. During 2002, in connection with the termination of the agreement with Wink, the Company recognized income of

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

$17,486,000. Such income is included in other income (expense), net in the accompanying consolidated statements of operations. During 2000, the Company recorded impairment charges of $10,589,000 to reflect other-than-temporary declines in the fair value of the Company's Wink warrants. The Company also recognized losses of $2,002,000 and $6,200,000 during 2002 and 2001, respectively, due to a decline in the value of the Wink warrants and their expiration in 2002. Such losses are included in other income (expense), net in the accompanying consolidated statements of operations.

        Worldgate Communications, Inc. Common Stock.    In July 2000, the Company and Worldgate entered into a five-year agreement whereby the Company would allow Worldgate to attach its interactive programming software to certain subscriber services in exchange for exercisable warrants to purchase shares of Worldgate common stock. Immediately following the execution of the agreement, the Company exercised warrants to purchase 500,000 shares of Worldgate common stock with a then fair value of $13,969,000. The excess of such fair value over the $8,010,000 cost was recorded as deferred income. As the Company has not commercially deployed Worldgate's interactive service, no income has been recognized. As the Company has since abandoned efforts to commercially deploy the Worldgate interactive service, the Company anticipates that no income will be recognized until 2005, when the agreement with Worldgate expires. During 2002 and 2001, the Company recorded impairment charges of $760,000 and $937,000 to reflect other-than-temporary declines in the fair value of the Company's Worldgate stock. The Company recognized gains of $53,000 and $292,000 in connection with the sale of all remaining shares of Worldgate stock during the fourth quarter of 2003 and first quarter of 2004, respectively.

        Commerce.TV, Inc. Warrants and Preferred Stock.    In December 2000, the Company and Commerce.TV entered into a 15-month agreement whereby the Company would allow Commerce.TV to attach its interactive programming software to certain subscriber services in exchange for warrants to purchase 7,000,000 shares of Commerce.TV Series C voting convertible preferred stock. The agreement also provided that the Company would purchase $3,000,000 of such preferred stock at a price of $3.05 per share. The Company purchased such preferred stock in a private placement that closed during the first quarter of 2001. During the second quarter of 2001, the Company (i) exchanged all of the warrants to purchase 7,000,000 shares of Series C voting convertible preferred stock for 5,100,000 shares of Commerce.TV Series D preferred stock and (ii) purchased a Commerce.TV 10% convertible secured note due February 28, 2002 for $2,625,000. Based on the fair values attributed to Commerce.TV's Series C and D preferred stock at the time of this exchange and other factors, during 2001 the Company recorded $26,221,000 of impairment losses to reflect an other-than-temporary decline in the fair value of the Company's investment in Commerce.TV. The Company initially recorded the Commerce.TV warrants at their then estimated fair value of $20,596,000, with an offsetting amount recorded as deferred income. From the third quarter of 2001 through the fourth quarter of 2001, the Company deployed the Commerce.TV interactive service to a limited number of subscribers. During this period, the Company amortized the deferred income related to the Commerce.TV warrants on a straight-line basis over the expected 5 year term of the relationship with Commerce.TV. Such amortization, which amounted to $1,205,000 during 2001, is included in revenue in the accompanying consolidated financial statements. During the first quarter of 2002, the Company recognized the remaining unamortized deferred income of $19,223,000 in connection with the termination of its obligations under the Commerce.TV agreement as a result of the liquidation of Commerce.TV through bankruptcy proceedings. Such income is included in other income (expense), net in the accompanying consolidated statements of operations.

        Other Securities.    The Company has a number of individually insignificant investments that are accounted for at cost, subject to other-than-temporary impairment.

        As noted above, effective with the Company's adoption of SFAS No. 133 on January 1, 2001, the Company began recognizing unrealized gains and losses due to changes in the fair value of the

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Company's warrants. Prior to January 1, 2001, the Company did not record any unrealized gains with respect to its investments in warrants. The Company recognized losses of $1,955,000 and $16,656,000 in 2002 and 2001, respectively, resulting from changes in the fair value of warrants. These losses are included in other income (expense), net in the accompanying consolidated statements of operations.

        The fair value of the Company's available-for-sale equity securities and the related unrealized holding gains and losses are summarized below. Such unrealized gains and losses are included in accumulated other comprehensive income or loss in the accompanying consolidated balance sheets and have not been recognized in the accompanying consolidated statements of operations (amounts in thousands):

	December 31,
	2003	2002	2001
Fair value	$2,138	$703	$7,720
Gross unrealized holding gains	$1,495	$15	$542
Gross unrealized holding losses	$(7)	$—	$(946)

        The Company recognized impairment losses as a result of other-than-temporary declines in the fair value of the Company's investments in available-for-sale securities, warrants, preferred stock and other cost investments of $8,544,000, $6,531,000 and $56,428,000 in 2003, 2002, and 2001, respectively.

Note 12: Impairment of Long-Lived Assets

        A summary of impairment charges for long-lived assets is set forth below (amounts in thousands):

	Year ended December 31,
	2003	2002	2001
Property and equipment:
CLECs(a)
TelCove	$—	$—	$1,108,990
Adelphia	—	—	150,091
Cable(d)	—	—	24,299
Convergence(b)	—	49,756	—
Brazil(c)	17,000	—	—
Intangible assets, net:
Franchise rights(d)	641	1,212,860	581,924
Goodwill
CLECs(a)
TelCove	—	—	164,381
Adelphia	—	—	23,416
Cable(d)	—	755,905	2,444,084
Customer relationships and other
CLECs—Telcove(a)	—	—	130,337
Cable(d)	—	—	29,942
Other assets(e)	—	13,236	179

Impairment of long-lived assets	$17,641	$2,031,757	$4,657,643

(a) TelCove and Adelphia CLECs

        As discussed in Note 9, the Company acquired certain CLEC markets from TelCove during 2001 and 2000. These markets were not included with the CLEC assets that were divested by Adelphia in connection with the TelCove Spin-off. The foregoing table separately presents impairment losses

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

associated with the CLEC markets divested in connection with the TelCove Spin-off and the CLEC markets retained by Adelphia and subsequently shut down or transferred to TelCove as part of the Global Settlement.

        In light of conditions that existed in the telecommunications industry during the fourth quarter of 2001, including among other things, declining asset values and an overabundance of fiber capacity in the marketplace, the Company performed an evaluation in accordance with SFAS No. 121 of the recoverability of the long-lived assets associated with the Company's CLEC businesses. For purposes of this analysis, the Company groups assets by geographic area or market, which represents the lowest level of cash flows that are largely independent of other assets and liabilities. As a result of this evaluation, the Company recorded an impairment charge in 2001 to write down certain long-lived assets, including goodwill and LMDS licenses (included in customer relationships and other above) associated with such CLEC businesses to their respective estimated fair values.

(b) Convergence

        "Convergence" was an internal operations, call center and billing system that the Company began developing in 1998. After a careful evaluation of the functionality and usability of Convergence, the Company decided in 2002 not to pursue continued deployment and terminated additional funding for and abandoned the system. As a result of this decision, the Company recognized an impairment charge during 2002 to write-off all capitalized costs associated with Convergence.

(c) Brazil

        In light of the declining values associated with cable systems in Brazil, as evidenced by the sale of other Brazilian cable entities during 2003, the Company performed an evaluation of its Brazilian cable operations during 2003. As a result of this evaluation, the Company recorded an impairment charge to write down the assets of this operation to their estimated fair market value.

(d) Cable Impairments

        The significant decline in the Company's stock price throughout 2001 and the resulting implied value per subscriber as compared to recent acquisitions indicated that the Company's assets may be impaired. Accordingly, the Company performed an evaluation in accordance with SFAS No. 121 of the recoverability of the long-lived assets, including goodwill, associated with the Company's cable business. As a result of this evaluation, the Company recorded an impairment charge in 2001 to write down certain tangible and intangible long-lived assets associated with the Company's cable business to their respective estimated fair values.

        Effective January 1, 2002, the Company adopted SFAS No. 142 and performed its transitional impairment evaluation of the carrying value of goodwill and franchise rights as of January 1, 2002. As a result of this evaluation, the Company recorded impairment charges to write-down goodwill by $881,610,000 and franchise rights by $524,696,000 to their respective estimated fair values. Such charges are reflected in cumulative effects of accounting changes in the accompanying consolidated statements of operations. The January 1, 2002 impairment charges resulted from differences in the impairment methodology under SFAS No. 142 and SFAS No. 121.

        As a result of the Debtors' Chapter 11 filing, the Company performed an evaluation of the carrying amounts of goodwill and franchise rights in accordance with SFAS No. 142 and an evaluation of long-lived assets in accordance with SFAS No. 144, as of June 30, 2002. As a result of these evaluations, the Company recorded impairment charges to write-down goodwill by $755,905,000 and franchise rights by $1,212,860,000 to their respective estimated fair values. The Petition Date of the Chapter 11 filing substantially coincided with the Company's annual impairment testing date. No other events occurred during the remainder of 2002 or in 2003 that would require additional impairment tests to be performed.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

        The Company performed its annual impairment test under SFAS No. 142 on July 1, 2003 and recorded additional impairments of $641,000 related to franchise rights.

(e) Other assets

        As discussed in Note 6, as a result of the Company's decision to cease construction of a golf course, the Company recorded an impairment charge of $13,236,000 in 2002.

Note 13: Accrued Liabilities

        The details of accrued liabilities are set forth below (amounts in thousands):

	December 31,
	2003	2002	2001
Interest	$418,640	$419,004	$359,901
SEC litigation	175,000	175,000	—
Programming costs	117,953	107,982	91,937
TelCove settlement	97,902	—	—
Income, sales, property and other taxes	69,264	82,464	73,148
Payroll	51,025	33,849	31,651
Franchise fees	53,653	53,673	47,049
Dividends	29,629	29,629	17,849
Copyright	16,953	15,814	16,814
Other	221,194	152,285	113,326

Subtotal	1,251,213	1,069,700	751,675
Liabilities subject to compromise (Note 2)	(839,142)	(823,834)	—

Total	$412,071	$245,866	$751,675

Note 14: Debt

        The carrying value of the Company's debt is summarized below for the indicated periods. Due to the Company's violation of certain financial covenants, the pre-petition debt is classified as current and included in current portion of parent and subsidiary debt. Although the Company has timely paid all interest due under the DIP Facility, it is classified as current as the Company has received and may require future waivers to prevent or cure certain defaults under the DIP Facility (further described below).

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

        With the exception of the DIP Facility, the Company's capital lease obligations and a portion of other subsidiary debt, all amounts shown in the table below represent pre-petition liabilities that are included in liabilities subject to compromise (amounts in thousands):

	December 31,
	2003	2002	2001
Parent debt—unsecured:(a)
Senior notes	$4,767,565	$4,767,565	$4,767,124
Convertible subordinated notes(b)	1,992,022	1,992,022	1,600,415
Senior debentures	129,247	129,247	129,130
Pay-in-kind notes	31,847	31,847	31,847

Total parent debt	6,920,681	6,920,681	6,528,516

Subsidiary debt:
Secured
DIP Facility(c)	276,032	200,000	—
Notes payable to banks	2,240,313	2,240,313	2,126,831
Capital lease obligations	70,159	97,418	168,066
Unsecured
Senior notes	1,105,538	1,105,538	1,858,694
Senior discount notes	342,830	342,830	343,808
Zero coupon senior discount notes	755,031	755,031	718,876
Senior subordinated notes	208,976	208,976	509,789
Other subsidiary debt	122,451	122,902	122,464

Total subsidiary debt	5,121,330	5,073,008	5,848,528

Co-Borrowing Facilities(d)	4,576,375	4,576,375	5,040,000
Deferred financing fees(e)	(134,208)	(134,208)	—

Total	$16,484,178	$16,435,856	$17,417,044

Current portion of parent and subsidiary debt	$(347,119)	$(298,797)	$(17,417,044)

Liabilities subject to compromise (Note 2)	$(16,137,059)	$(16,137,059)	$—

(a) Parent Debt

        All debt of Adelphia is structurally subordinated to the debt of its subsidiaries such that the assets of an indebted subsidiary are used to satisfy the applicable subsidiary debt before being applied to the payment of parent debt. The Company recognized charges during 2001 related to the early redemption of certain debt of Adelphia. Such charges are included in other income (expense), net in the accompanying consolidated statements of operations and totaled $6,542,000 during 2001.

(b) Convertible Subordinated Notes

        At December 31, 2003, the convertible subordinated notes included (i) $1,029,876,000 aggregate principal amount of 6% subordinated convertible notes, (ii) $975,000,000 aggregate principal amount of 3.25% subordinated convertible notes and (iii) unamortized discounts aggregating $12,854,000. The Rigas Family Entities hold $167,376,000 aggregate principal amount of the 6% notes and $400,000,000 aggregate principal amount of the 3.25% notes. The terms of the 6% notes and 3.25% notes provide for the conversion of such notes into Class A Common Stock (Class B Common Stock in the case of notes held by the Rigas Family Entities) at the option of the holder any time prior to maturity at an initial conversion price of $55.49 per share and $43.76 per share, respectively.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(c) DIP Facility

        In connection with the Chapter 11 filings, Adelphia and certain of its subsidiaries (collectively, the "Loan Parties") entered into the $1,500,000,000 DIP Facility, which was subsequently superceded and replaced by the Extended DIP Facility, which is described below. On August 23, 2002, the Bankruptcy Court approved the DIP Facility, and on September 3, 2002, the Loan Parties closed on the DIP Facility. As part of the closing, the proceeds from the Tranche B Loan in the amount of $200,000,000 were funded and transferred into certain investment accounts maintained with the administrative agent. Prior to the extension of the DIP Facility, which is described below, the DIP Facility was scheduled to expire on the earlier of June 25, 2004 or upon the occurrence of certain other events as described in the DIP Facility. Subject to certain cash management restrictions, borrowings under the DIP Facility could be used for general corporate purposes and investments, as defined in the agreement. The DIP Facility was secured by a first priority lien on all of the Company's unencumbered assets, a super priority lien on all of its assets securing its pre-petition bank debt, and a junior lien on all other assets subject to valid pre-existing liens. The DIP Facility consisted of a $1,300,000,000 revolving credit facility (the "Tranche A Loan") and the $200,000,000 Tranche B Loan. Loans under the DIP Facility accrued interest either (i) at the Alternate Base Rate (which was the greatest of the Prime Rate, the Base CD Rate plus 1% per annum or the Federal Funds Effective Rate plus 0.5% per annum) plus 2.5% per annum or (ii) in the case of Eurodollar loans, the Adjusted LIBOR Rate, as defined in the DIP Facility, plus 3.5% per annum. At December 31, 2003 and 2002, the weighted average effective borrowing rate on the outstanding borrowings under the DIP Facility was 4.60% and 3.42% per annum, respectively. In addition to the effective borrowing rate, a commitment fee ranging from 0.5% to 1.0% per annum was charged on the unused portion of the Tranche A Loan.

        The terms of the DIP Facility contained certain restrictive covenants, which included limitations on the ability of the Loan Parties to (i) incur additional guarantees, liens and indebtedness, (ii) sell or otherwise dispose of certain assets and (iii) pay dividends or make other distributions, loans or payments with respect to any shares of capital stock, subject to certain exceptions set forth in the DIP Facility. The DIP Facility also required compliance with certain financial covenants with respect to operating results and capital expenditures. These financial covenants became effective for periods beginning May 1, 2003. From time to time, the Loan Parties and the DIP lenders entered into certain amendments to the terms of the DIP Facility. In addition, from time to time, the Company received waivers to prevent or cure certain defaults under the DIP Facility. These waivers and amendments are effective through the maturity date of the Extended DIP Facility.

        The Loan Parties made mandatory prepayments of principal on the DIP Facility in connection with the consummation of certain asset sales, which prepayments reduced the total commitment under the Tranche B Loan to $199,032,000 as of December 31, 2003. Including $17,177,000 of letters of credit that were issued under the Tranche A Loan, the availability under the Tranche A Loan was $1,205,823,000 at December 31, 2003. There was no availability under the Tranche B Loan at December 31, 2003.

Extended DIP Facility

        On May 10, 2004, the Loan Parties entered into the $1,000,000,000 Extended DIP Facility, which superceded and replaced in its entirety the DIP Facility. The Extended DIP Facility was approved by the Bankruptcy Court on May 6, 2004 and closed on May 10, 2004. Except as set forth below, the material terms and conditions of the Extended DIP Facility are substantially identical to the material terms and conditions of the DIP Facility described above, including with respect to the covenants and collateral securing the Extended DIP Facility.

        The Extended DIP Facility matures upon the earlier of March 31, 2005 or upon the occurrence of certain other events, as described in the Extended DIP Facility. Upon the closing of the Extended DIP

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Facility, the Company borrowed an aggregate of $390,750,000 under the Extended DIP Facility, and used all such proceeds to repay all of the then outstanding principal, accrued interest and certain related fees and expenses under the DIP Facility. The Extended DIP Facility is comprised of an $800,000,000 Tranche A Loan and a $200,000,000 Tranche B Loan. The applicable margin on loans extended under the Extended DIP Facility was reduced (when compared to the DIP Facility) to 1.50% per annum in the case of Alternate Base Rate loans and 2.50% per annum in the case of Adjusted LIBOR Rate loans. In addition, under the Extended DIP Facility, the commitment fee with respect to the unused portion of the Tranche A Loan was reduced (when compared to the DIP Facility) to a range of 0.50% to 0.75% depending upon the amount of the unused portion of the Tranche A Loan. The Extended DIP Facility also provides for, among other things, (i) a decrease in the commitment and primary letter of credit fee rates, (ii) a change to certain letter of credit provisions to enable certain letters of credit to remain outstanding following the maturity date of the Extended DIP Facility, (iii) a change to certain borrowing limits of the designated subsidiary borrowing groups and (iv) an extension of the financial covenant levels of each designated subsidiary borrowing group through the maturity date of the Extended DIP Facility.

        From time to time, the Loan Parties and the DIP lenders entered into certain amendments to the terms of the Extended DIP Facility. In addition, from time to time, the Company received waivers to prevent or cure certain defaults under the Extended DIP Facility. These waivers and amendments are effective through the maturity date of the Extended DIP Facility. In addition, on June 29, 2004 and July 30, 2004, certain Loan Parties made mandatory prepayments of principal on the Extended DIP Facility in connection with the consummation of certain asset sales. As a result, the total commitment for the entire Extended DIP Facility was reduced to $996,425,000, with the total commitment of the Tranche A Loan being reduced to $796,822,000 and the total commitment of the Tranche B Loan being reduced to $199,603,000. As of September 30, 2004, $406,572,000 under the Tranche A Loan has been drawn and letters of credit totaling $116,387,000 have been issued under the Tranche A Loan, leaving availability of $273,863,000 under the Tranche A Loan. Furthermore, as of September 30, 2004, the entire Tranche B Loan has been drawn.

(d) Co-Borrowing Facilities

        The amounts presented in the table above represent the aggregate amount outstanding pursuant to three separate Co-Borrowing Facilities dated May 6, 1999, April 14, 2000 and September 28, 2001. Each co-borrower under each of these facilities was able to borrow up to the entire amount of the available credit under the applicable facility, except for TelCove, which was limited to $500,000,000 (see Note 9). Each co-borrower is jointly and severally liable for the entire amount of the indebtedness under the applicable Co-Borrowing Facility regardless of whether that co-borrower actually borrowed that amount under such Co-Borrowing Facility. Although the applicable Rigas Co-Borrowing Entities and the applicable subsidiaries of the Company entered into assumption agreements dated as of May 6, 2002, pursuant to which the applicable Rigas Co-Borrowing Entities have confirmed their previous agreement with the applicable subsidiaries of the Company to repay the amount of any borrowings that are transferred onto its books, the Company has concluded that it remains fully liable to the lenders under the Co-Borrowing Facilities for the full amount of such borrowings. Accordingly, all amounts outstanding under Co-Borrowing Facilities have been reflected in the accompanying consolidated balance sheets as of the dates that such arrangements were in effect. To the extent that amounts attributed to the Rigas Co-Borrowing Entities have been reflected in the Company's debt balances, the Company has recorded equal increases to the amounts due from the Rigas Family and Rigas Family Entities. For additional information, see Note 6. In addition, all amounts outstanding under Co-Borrowing Facilities at December 31, 2003 and December 31, 2002 represent pre-petition liabilities that have been classified as liabilities subject to compromise in the accompanying consolidated balance sheets.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

        The table below sets forth certain information regarding amounts outstanding for these Co-Borrowing Facilities for the indicated periods (amounts in thousands):

	December 31,
	2003	2002	2001
Attributable to Company subsidiaries(1)	$1,730,219	$1,730,219	$2,590,333
Attributable to Rigas Co-Borrowing Entities	2,846,156	2,846,156	2,449,667

Total included as debt of the Company	$4,576,375	$4,576,375	$5,040,000

(1)
Includes $500,000,000 of proceeds that were credited to TelCove during 2000 as an unrestricted borrower under a joint bank credit facility with a Subsidiary Borrower and a Rigas Family Entity. For additional information, see Note 9.

(e) Deferred Financing Fees

        Pursuant to the requirements of SOP 90-7, deferred financing fees related to pre-petition debt have been included as an adjustment of the net carrying value of the related pre-petition debt at December 31, 2003 and 2002 and are no longer being amortized. For additional information, see Note 2.

Other Debt Matters

        The fair value, as determined using third party quoted market prices or rates available for debt with similar terms and maturities, and weighted average interest rate of the Company's debt, including the Company's pre-petition debt, is summarized below as of the indicated periods (dollars in thousands):

	2003	2002	2001
Fair value	$14,611,503	$8,908,761	$16,345,418
Weighted average interest rate	7.02%	7.12%	6.96%

        The table below sets forth the contractual principal maturities, without consideration for default provisions, of the Company's debt. Such maturities exclude net discounts of $311,326,000 and deferred financing fees of $134,208,000 (amounts in thousands):

2004 and prior years	$2,638,591
2005	$1,552,524
2006	$2,999,058
2007	$2,132,343
2008	$1,618,667
2009 and thereafter	$5,988,529

        The foregoing maturities and interest rates include significant pre-petition obligations, which as discussed below, are stayed and any action taken with regard to defaults under the pre-petition debt obligations is prevented. Therefore, these commitments do not reflect actual cash outlays in future periods.

        Due to the commencement of the Chapter 11 proceedings and the Company's failure to comply with certain financial covenants, the Company is in default on substantially all of its pre-petition debt obligations. Except as otherwise may be determined by the Bankruptcy Court, the automatic stay protection afforded by the Chapter 11 proceedings prevents any action from being taken against any of the Debtors with regard to any of the defaults under the pre-petition debt obligations. With the

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

exception of the Company's capital lease obligations and a portion of other subsidiary debt, all of the pre-petition obligations are classified as liabilities subject to compromise in the accompanying consolidated balance sheets as of December 31, 2003 and 2002. For additional information, see Note 2.

Interest Rate Derivative Agreements

        Prior to the Petition Date, the Company entered into interest rate swaps, caps and collar agreements with financial institutions to reduce the impact of changes in interest rates on its debt. The Company has entered into swap agreements pursuant to which it pays either (i) a fixed rate ("Fixed Rate Swap") or (ii) a variable rate ("Variable Rate Swap") to reduce the risk of incurring higher interest costs in periods of rising and falling interest rates, respectively. Interest rate cap and interest rate collar ("Interest Rate Collar") agreements were used to reduce the impact of increases in interest rates on variable-rate debt. The Company has not designated the foregoing derivative financial instruments as hedging instruments pursuant to the provisions of SFAS No. 133. Accordingly, changes in the fair value of these instruments were recognized currently and included in other income (expense) through the Petition Date. Changes in the fair value of these instruments subsequent to the Petition Date have not been recognized, as these agreements have been stayed and the amount to be received or paid in connection with these instruments will be determined by the Bankruptcy Court. The following table summarizes certain information concerning the Company's interest rate derivative agreements as of the indicated date (dollars in thousands):

December 31, 2001
Fixed Rate Swaps:
Notional amount	$75,000
Fair value	$(2,884)
Average rate received	1.90%
Average rate paid	6.05%
Variable Rate Swaps:
Notional amount	$80,000
Fair value	$2,296
Average rate received	3.54%
Average rate paid	1.07%
Interest Rate Caps:
Notional amount	$400,000
Fair value	$—
Average cap rate	7.25%
Average floating rate	2.08%
Interest Rate Collars:
Notional amount	$141,000
Fair value	$(2,827)
Average floating rate	2.53%
Average maximum cap rate	6.89%
Average minimum floor rate	5.04%

        At the Petition Date, all of the Company's derivative financial instruments had been settled except for one Fixed Rate Swap, two Variable Rate Swaps and one Interest Rate Collar. A Variable Rate Swap was settled during the third quarter of 2002. The Fixed Rate Swap, a Variable Rate Swap and the Interest Rate Collar remain outstanding at December 31, 2003. As the settlement of the remaining Fixed Rate Swap, Variable Rate Swap and Interest Rate Collar will be determined by the Bankruptcy Court, the $3,486,000 fair value of the liability associated with such Fixed Rate Swap, Variable Rate

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Swap and Interest Rate Collar at the Petition Date has been classified as a liability subject to compromise in the accompanying consolidated balance sheets. Losses resulting from changes in the fair value of interest rate exchange agreements aggregated $159,000, and $3,218,000, during 2002 (pre-petition) and 2001, respectively, and such amounts are included in other income (expense), net in the accompanying consolidated statements of operations.

Note 15: Redeemable Preferred Stock

13% Cumulative Exchangeable Preferred Stock

        On July 7, 1997, Adelphia issued 1,500,000 shares of Series A 13% Cumulative Exchangeable Preferred Stock due July 15, 2009 ("Series A Preferred Stock"). The Series A Preferred Stock, which was exchanged in November 1997 for Series B 13% Cumulative Exchangeable Preferred Stock due July 15, 2009 ("Series B Preferred Stock"), had an aggregate liquidation preference of $150,000,000 on the date of issuance and was recorded net of issuance costs of $2,025,000. The shares of Series A Preferred Stock were returned to their original status of authorized but unissued preferred stock. Dividends are payable semi-annually at 13% of the liquidation preference of the outstanding Series B Preferred Stock. Dividends are payable in cash with any accumulated unpaid dividends bearing interest at 13% per annum. The Series B Preferred Stock ranks junior in right of payment to all indebtedness of Adelphia. Adelphia has the right to redeem, at its option, all or a portion of the Series B Preferred Stock at redemption prices that begin at 106.5% of the liquidation preference thereof on July 15, 2002 and decline to 100% of the liquidation preference thereof on July 15, 2008. Adelphia is required to redeem all of the shares of the Series B Preferred Stock outstanding on July 15, 2009 at a redemption price equal to 100% of the liquidation preference thereof. Any redemption of the Series B Preferred Stock would require the payment, without duplication, of all accumulated and unpaid dividends and interest to the date of redemption. The Series B Preferred Stock provides for voting rights in certain circumstances and contains restrictions and limitations on (i) dividends and certain other payments and investments, (ii) indebtedness, (iii) mergers and consolidations, and (iv) transactions with affiliates.

        Adelphia may, at its option, on any dividend payment date, exchange in whole or in part (subject to certain restrictions), the then outstanding shares of preferred stock for 13% Senior Subordinated Exchange Debentures due July 15, 2009 which have provisions consistent with the provisions of the preferred stock. Adelphia accrued cash dividends on this preferred stock of $9,480,000 and $19,500,000 during the years ended December 31 2002 and 2001, respectively. As a result of the filing of the Debtor's Chapter 11 Cases, the Company, as of the Petition Date, discontinued accruing dividends on all of its preferred stock issuances. For additional information, see Note 2. In addition, as the Company is not current in its periodic reporting obligations under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company is not in compliance with certain covenants contained in the Certificate of Designation for the Series B Preferred Stock.

        In accordance with certain provisions of SFAS No. 150, which the Company adopted on July 1, 2003, the Company has classified the Series B Preferred Stock as a liability subject to compromise in the accompanying December 31, 2003 consolidated balance sheet. As SFAS No. 150 does not permit restatement, conforming changes have not been reflected in the comparative prior period consolidated balance sheets.

12 7/8% TelCove Redeemable Exchangeable Preferred Stock

        On October 9, 1997, TelCove issued 200,000 shares of 12 7/8% Senior Exchangeable Redeemable Preferred Stock due October 15, 2007 ("TelCove Preferred Stock"). The TelCove Preferred Stock had an aggregate liquidation preference of $200,000,000 on the date of issuance. The TelCove Preferred Stock was classified as redeemable preferred stock due to the fact that TelCove is required to redeem all of the shares of preferred stock outstanding on October 15, 2007 at a redemption price equal to

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

100% of the liquidation preference thereof, plus, without duplication, accumulated and unpaid dividends and interest to the date of redemption. During 2001, 2000 and 1999, TelCove issued additional shares of TelCove Preferred Stock with an aggregate liquidation value of $41,038,000, $36,220,000 and $32,173,000, respectively, as in-kind payment of dividends on the outstanding TelCove Preferred Stock. The TelCove Preferred Stock was eliminated from the Company's consolidated balance sheet as a result of the TelCove Spin-off.

Note 16: Stockholders' Deficit

Common Stock

        The Certificate of Incorporation of Adelphia authorizes two classes of $0.01 par value common stock, Class A Common Stock and Class B Common Stock. Holders of Class A Common Stock and Class B Common Stock vote as a single class on all matters submitted to a vote of the stockholders, with each share of Class A Common Stock entitled to one vote and each share of Class B Common Stock entitled to ten votes, except (i) as described below with respect to the election of one director by the holders of Class A Common Stock, and (ii) as otherwise provided by law. In the annual election of directors, the holders of Class A Common Stock voting as a separate class are entitled to elect one of Adelphia's directors. In addition, each share of Class B Common Stock is convertible into a share of Class A Common Stock at the option of the holder. In the event a cash dividend is paid, the holders of Class A Common Stock will be paid 105% of the amount payable per share for each share of Class B Common Stock. Upon liquidation, dissolution or winding up of Adelphia, the holders of Class A Common Stock are entitled to a preference of $1.00 per share and the amount of all unpaid declared dividends thereon from any funds available after satisfying the liquidation preferences of preferred securities, debt instruments and other senior claims on Adelphia's assets. After such amount is paid, holders of Class B Common Stock are entitled to receive $1.00 per share and the amount of all unpaid declared dividends thereon. Any remaining amount would then be shared ratably by both classes. As of December 31, 2003, there were 74,992,706 shares of Class A Common Stock and 12,159,768 shares of Class B Common Stock reserved for issuance pursuant to conversion rights of certain of the Company's debt and preferred stock instruments and exercise privileges under outstanding stock options. In addition, one share of Class A Common Stock is reserved for each share of Class B Common Stock.

        Outstanding shares of common stock are as follows for the indicated periods:

	Class A Common Stock	Class B Common Stock
Outstanding shares, January 1, 2001	133,788,334	19,235,998
Issuances	48,350,000	5,819,367
Acquisitions	5,629,948	—
Exercise of options	6,409	—

Outstanding shares, December 31, 2001	187,774,691	25,055,365
Issuances	40,000,000	—
Acquisitions	2,012,305	—
Exercise of options	100	—

Outstanding shares, December 31, 2002	229,787,096	25,055,365
Other	175	—

Outstanding shares, December 31, 2003	229,787,271	25,055,365

Preferred Stock

        General.    Adelphia was authorized to issue 50,000,000 shares of $0.01 par value preferred stock at December 31, 2003, including (i) 1,500,000 shares of Series A Preferred Stock, all of which were

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

exchanged for Series B Preferred Stock in 1997, (ii) 1,500,000 shares of Series B Preferred Stock, all of which were issued and outstanding at December 31, 2003, (iii) 20,000 shares of Series C Preferred Stock, none of which were outstanding at December 31, 2003, (iv) 2,875,000 shares of 5 1/2% Series D Convertible Preferred Stock ("Series D Preferred Stock"), all of which were issued and outstanding at December 31, 2003, (v) 15,800,000 shares of Series E Preferred Stock, 13,800,000 of which were issued and outstanding at December 31, 2003 and (vi) 23,000,000 shares of 7.5% Series F Mandatory Convertible Preferred Stock ("Series F Preferred Stock"), all of which were issued and outstanding at December 31, 2003.

        With respect to dividend distributions and distributions upon liquidation (i) all series of Adelphia's preferred stock rank junior to debt instruments and other claims on Adelphia's assets, (ii) the Series B Preferred Stock ranks senior to the Series D Preferred Stock, (iii) the Series D Preferred Stock ranks senior to the Series E Preferred Stock and Series F Preferred Stock, (iv) the Series E Preferred Stock ranks equally with the Series F Preferred Stock and (v) all series of preferred stock rank senior to the Class A Common Stock and Class B Common Stock. Although the Certificate of Designation relating to the Series D Preferred Stock indicates that the Series D Preferred Stock ranks equally with the Series B Preferred Stock, the Company has not been able to locate the consent that would have been required to have been obtained from the holders of the Series B Preferred Stock for this to be the case.

        As a result of the filing of the Debtors' Chapter 11 Cases, Adelphia, as of the Petition Date, discontinued accruing dividends on all of its outstanding preferred stock. Had the Debtors not filed voluntary petitions under Chapter 11, the total annual dividends that Adelphia would have accrued on all series of its preferred stock during 2003 and 2002 would have been $120,125,000 and $117,279,000, respectively.

        The Certificates of Designation relating to the Series B Preferred Stock, Series D Preferred Stock, Series E Preferred Stock and Series F Preferred Stock provide for voting rights in certain limited circumstances. On August 11, 2003, the Company initiated an adversary proceeding against the holders of such preferred stock seeking, among other things, to enjoin those holders from exercising purported rights to elect directors to Adelphia's Board of Directors due to Adelphia's failure to pay dividends and alleged breaches of certain covenants contained in applicable Certificates of Designation. On August 13, 2003, (i) certain preferred stockholders filed an action in the Delaware Chancery Court seeking a declatory judgment of their purported right to appoint two directors to Adelphia's Board of Directors (the "Delaware Action") and (ii) the Bankruptcy Court granted Adelphia a temporary restraining order, which, among other things, stayed the Delaware Action and temporarily enjoined preferred stockholders from exercising their purported rights to elect directors to Adelphia's Board of Directors. The Delaware Action has since been withdrawn.

        The terms of the Series B Preferred Stock are discussed in Note 15, and the terms of the Series C, Series D, Series E and Series F Preferred Stock are discussed below.

        Series C Preferred Stock.    On July 7, 1997, Adelphia issued 100,000 shares of Series C Preferred Stock with a par value of $0.01 per share and an aggregate liquidation preference of $100,000,000, of which 80,000 shares were issued to one of the Rigas Family Entities and the remaining 20,000 shares were issued to Telesat. On January 29, 1999, Adelphia purchased from Telesat all of its 20,000 shares of Series C Preferred Stock. Such shares were returned to their original status of authorized but unissued preferred stock. The Series C Preferred Stock accrued dividends at a rate of 8 1/8% per annum. On August 2, 2000, the 80,000 shares of Series C Preferred Stock held by the entity controlled by the Rigas Family were converted into 9,433,962 shares of Adelphia Class A Common Stock.

        Series D Preferred Stock.    On April 30, 1999, and in a related transaction on May 14, 1999, Adelphia issued an aggregate of 2,875,000 shares of Series D Preferred Stock with a par value of $0.01 per share and an aggregate liquidation preference of $575,000,000. The Series D Preferred Stock

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

accrues dividends at a rate of 5 1/2% per annum. At December 31, 2003, the Series D Preferred Stock was convertible into an aggregate of 7,059,546 shares of Class A Common Stock. The conversion ratio is subject to adjustment in certain circumstances. Dividends have been accrued in accordance with past management practices. Adelphia accrued aggregate cash dividends on the Series D Preferred Stock of $15,285,000 and $31,625,000 during 2002 and 2001, respectively.

        Series E Preferred Stock.    On November 15, 2001, and in a related transaction on November 20, 2001, Adelphia issued an aggregate of 13,800,000 shares of Series E Preferred Stock with a par value of $0.01 per share and an aggregate liquidation preference of $345,000,000, subject to adjustment. The Series E Preferred Stock accrues dividends at a rate of 7 1/2% per annum and is convertible at any time into shares of the Company's Class A Common Stock at $25.37 or 13,598,700 shares. If not otherwise converted earlier, all outstanding shares of Series E Preferred Stock were scheduled to be converted into shares of Class A Common Stock on November 15, 2004, at the then applicable conversion ratio. The conversion ratio is based upon the prior 20-day average market price of the Company's Class A Common Stock, subject to a minimum of 13,598,700 shares and a maximum of 16,046,500 shares at average market prices above $25.37 or below $21.50, respectively. At the request of Adelphia, the Bankruptcy Court has issued an order postponing the conversion of the Series E Preferred Stock into shares of Class A Common Stock from November 15, 2004 to February 1, 2005. Adelphia obtained the order to preserve its net operating loss carryovers. As a result of the continuing impact of the June 2002 bankruptcy filing on the Company's common stock price, the Company expects that the Series E Preferred Stock would convert into 16,046,500 shares of Class A Common Stock on February 1, 2005, which is the maximum number of shares into which the Series E Preferred Stock may be converted, to the extent such conversion was not stayed by the commencement of the Chapter 11 Cases. Accordingly, the Company recognized a beneficial conversion feature of $2,553,500 based upon the expected $21.50 conversion price on its Series E Preferred Stock. Such deemed dividend has been allocated from the preferred stock carrying value to additional paid-in capital and is being accreted, on the interest method, through February 1, 2005. The accretion of the beneficial conversion feature was $960,000 and $458,000 in 2003 and 2002, respectively, and has been recorded as part of net loss applicable to common stockholders in the accompanying consolidated statements of operations. Dividends have been accrued in accordance with past management practices. Dividends accrued on the Series E Preferred Stock aggregated $12,578,000 and $3,234,000 during 2002 and 2001, respectively.

        Series F Preferred Stock.    On January 22, 2002, and in a related transaction on February 7, 2002, Adelphia issued 23,000,000 shares of Series F Preferred Stock with a par value of $0.01 and a liquidation preference of $575,000,000, subject to adjustment. The Series F Preferred Stock accrues dividends at a rate of 7 1/2% per annum and is convertible at any time into shares of the Company's Class A Common Stock at $29.99 or 19,172,800 shares. If not otherwise converted earlier, all outstanding shares of Series F Preferred Stock will be converted into shares of Class A Common Stock on February 1, 2005, at the then applicable conversion ratio, to the extent such conversion was not stayed by the commencement of the Chapter 11 Cases. The conversion ratio is based upon the prior 20-day average market price of the Company's Class A Common Stock, subject to a minimum of 19,172,800 shares and a maximum of 22,818,300 shares at average market prices above $29.99 or below $25.20, respectively. As a result of the continuing impact of the June 2002 bankruptcy filing on the Company's common stock price, the Company expects that the Series F Preferred Stock would convert into 22,818,300 shares of Class A Common Stock on February 1, 2005, which is the maximum number of shares into which the Series F Preferred Stock is convertible. Accordingly, the Company recognized a beneficial conversion feature of $16,866,000 based upon the expected $25.20 conversion price on its Series F Preferred Stock. Such deemed dividend has been allocated from the preferred stock carrying

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

value to additional paid-in capital and is being accreted, on the interest method, through February 1, 2005. The accretion of the beneficial conversion feature was $6,357,000 and $3,054,000 in 2003 and 2002, respectively, and has been recorded as part of net loss applicable to common stockholders in the accompanying consolidated statements of operations. Dividends have been accrued in accordance with past management practices. Dividends accrued on the Series F Preferred Stock aggregated $18,328,000 during 2002.

Treasury Stock

        On January 29, 1999, Adelphia purchased 1,091,524 shares of Class A Common Stock from Telesat. The acquired shares of Class A Common Stock are presented as treasury stock in the accompanying consolidated balance sheets. In 2001 and 2000, Adelphia issued 125,000 and 325,000 shares, respectively, of the Class A treasury stock to the NHL on behalf of NFHLP to satisfy a NHL collective bargaining escrow requirement. For additional information, see Note 6.

Note 17: Stock Compensation and Employee Benefit Plans

1998 Adelphia Long-Term Incentive Compensation Plan

        During October 1998, Adelphia adopted its 1998 Long-Term Incentive Compensation Plan (the "1998 Plan"). The 1998 Plan, which was approved by the Adelphia stockholders, provides for the granting of (i) options which qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), (ii) options which do not so qualify, (iii) share awards (with or without restriction on vesting), (iv) stock appreciation rights and (v) stock equivalent awards or phantom units. The number of shares of Class A Common Stock available for issuance under the 1998 Plan is 7,500,000. Options, awards and units may be granted under the 1998 Plan to directors, officers, employees and consultants of the Company. The 1998 Plan provides that incentive stock options must be granted with an exercise price of not less than the fair market value of the underlying Class A Common Stock on the date of grant. Options outstanding under the 1998 Plan may be exercised by paying the exercise price per share through various alternative settlement methods. Certain options granted during the five years ended December 31, 2003, vest immediately and others vest over periods of up to four years. Generally, options were granted with a purchase price equal to the fair value of the shares to be purchased as of the date of grant and the options had a maximum term of ten years. Since 2001, no awards have been granted pursuant to the 1998 Plan and the Company does not intend to grant any new awards pursuant to the 1998 Plan.

        The following table summarizes the Company's stock option activity:

	2003		2002		2001
	Options	WAEP*	Options	WAEP*	Options	WAEP*
Options outstanding, beginning of year	696,663	$48.28	2,482,076	$45.28	338,025	$50.87
Granted	—	—	—	—	2,160,379	44.25
Exercised	—	—	(100)	8.68	(6,409)	8.41
Cancelled	(382,289)	52.77	(1,785,313)	44.12	(9,919)	33.94

Options outstanding, end of year	314,374	$42.83	696,663	$48.28	2,482,076	$45.28

Exercisable at end of year	278,587	$42.65	544,359	$50.18	2,297,247	$45.57

*
WAEP represents weighted average exercise price.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

        The following table summarizes information about the Company's outstanding stock options at December 31, 2003:

Options outstanding				Options exercisable
Exercise price per share	Number of shares	Weighted average remaining contractual life (years)	WAEP* per share	Number of shares	Weighted average remaining contractual life (years)	WAEP* per share
$8.04-8.68	12,132	5.5	$8.53	12,132	5.5	$8.53
32.00-44.25	302,242	7.9	44.21	266,455	7.9	44.21

	314,374	7.8	$42.83	278,587	7.8	$42.65

*
WAEP represents weighted average exercise price.

TelCove Long-Term Incentive Compensation Plan

        On October 3, 1996, the Board of Directors and stockholders of TelCove approved the 1996 Long-Term Incentive Compensation Plan (the "1996 Plan"). The 1996 Plan provided for the grant of (i) options which qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code, (ii) options which do not so qualify, (iii) share awards (with or without restrictions on vesting), (iv) stock appreciation rights and (v) stock equivalent awards or phantom units. The number of shares of TelCove Class A Common Stock available for issuance pursuant to the 1996 Plan initially was 5,687,500. Such number was to increase each year by 1% of outstanding shares of all class of TelCove Common Stock, up to a maximum of 8,125,000 shares. Options, awards and units could be granted under the 1996 Plan to directors, officers, employees and consultants. The 1996 Plan provided that incentive stock options must be granted with an exercise price of not less than the fair market value of the underlying common stock on the date of grant. Options outstanding under the 1996 Plan could be exercised by paying the exercise price per share.

        TelCove recorded approximately $1,645,000 of stock based compensation in 2001 related to stock awards granted to certain members of the Rigas Family in August, 1999 (the "Rigas Grants"). In addition to the Rigas Grants, certain employees were granted options to purchase shares of TelCove Class A Common Stock at prices equal to the fair market value of the shares on the date the option was granted. Options were exercisable immediately after grant and had a maximum term of ten years.

        The following table summarizes TelCove's stock option activity for 2001. As a result of the TelCove Spin-off, no activity is reflected subsequent to December 31, 2001:

	2001
	Options	WAEP*
Options outstanding, beginning and end of year	815,558	$19.79

Exercisable at end of year	360,758	$23.62

*
WAEP represents weighted average exercise price.

Phantom Stock Awards

        The Company awarded phantom units for 1998 and 1999 to certain management employees which represented compensation bonuses based on Class A Common Stock performance. Such awards vested over three years from the date of grant. Decreases to compensation expense related to these phantom units were $1,607,000 and $1,097,000 during the years ended December 31, 2002 and 2001. No phantom units were awarded during 2003 and 2002.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Employee Stock Purchase Plan

        Effective January 1, 2002, the Company adopted and instituted an Employee Stock Purchase Plan ("ESPP"). Under the terms of the ESPP, eligible employees were able to authorize payroll deductions of up to 10% of their base compensation, as defined, to purchase Class A Common Stock at a price equal to the fair market value of Class A Common Stock as of the last trading day of each calendar quarter. Shares of Class A Common Stock to be acquired by Participants under the ESPP were purchased in open market transactions. At the end of the first stock purchase period under the ESPP, the quarter ended March 31, 2002, employees purchased 19,172 shares of Class A Common Stock. The ESPP was terminated effective April 2002.

401(k) Employee Savings Plan

        The Company sponsors a tax-qualified retirement plan governed by Section 401(k) of the Internal Revenue Code, which provides that eligible full-time employees may contribute up to 16% of their pre-tax compensation subject to certain limitations. For all years presented, the Company made matching contributions not exceeding the lesser of $750 or 1.5% of each participant's pre-tax compensation. The Company's contributions were $4,294,000, $3,883,000 and $5,247,000 during 2003, 2002 and 2001, respectively. Effective January 1, 2004, the Company's matching contribution was increased to 100% of the first 3% and 50% of the next 2% of each participant's pre-tax compensation.

Short-Term Incentive Plan

        The Company initiated a short-term incentive plan (the "STIP") in 2003, which is a calendar-year program, and provides for the payment of annual bonuses to employees of the Company based upon the satisfaction of qualitative and quantitative metrics, as approved by the Compensation Committee of the Board. In general, in addition to certain general/area managers, full-time employees with a title of director and above are eligible to participate in the STIP. For 2003, approximately 300 employees were eligible to participate. Target awards under the STIP are based on a percentage of each participant's base pay. As of December 31, 2003, the Company had accrued $7,353,000 related to the STIP.

Performance Retention Plan

        During May 2003, the Company adopted the Performance Retention Plan (the "PRP"), which is designed to encourage key employees, to remain with the Company by providing annual incentive awards based on the Company's performance. Adelphia's Chief Executive Officer ("CEO") and Chief Operating Officer ("COO") do not participate in the PRP. The compensation to be earned under the PRP is comprised of cash awards and, following the first business day on which a plan of reorganization for the Company becomes effective (the "Effective Date"), restricted stock of Adelphia. Target awards range from 25% to 200% of a participant's base salary, and the amount of each award is dependent on the Company's achievement of certain financial targets. Initial awards vest in 36 monthly installments starting at the end of each month one year following the month in which the participant begins participation in the plan. Subsequent awards vest in 36 monthly installments starting as of January 31 of the year immediately following the plan year in which the award was granted. Generally, on the Effective Date, the vested portion of each award will be paid in cash, except that awards that are less than 25% vested will become 25% vested and paid in cash. The unvested portion of the awards will be payable in the form of restricted stock of the Company following its emergence from bankruptcy, and will vest in two equal annual installments on each of the first and second anniversaries of the Effective Date. In addition, the Compensation Committee of the Board is permitted to authorize the payment of the unvested portion of a participant's incentive award if such participant's employment is terminated in connection with a change in control (as defined in the PRP). Any unvested portion of a participant's incentive award that is paid shall be paid based upon either the value established for

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

each annual grant based on actual performance, if so established, or 100% achievement of any unvalued grants. As of December 31, 2003, the Company had accrued $2,323,000 related to the PRP.

Key Employee Retention Programs ("KERP")

        On September 21, 2004, the Bankruptcy Court entered orders authorizing the Debtors to implement and adopt the continuity program that consists of two distinct programs (i) the Adelphia Communications Corporation Key Employee Continuity Program (as amended, the "Stay Plan") and (ii) the Adelphia Communications Corporation Sale Bonus Program (as amended, the "Sale Plan" and, together with the Stay Plan, the "Continuity Program"), which are each designed to motivate certain employees to remain with the Debtors. Certain executive officers of Adelphia are not eligible to participate in the Continuity Program. In addition, the order authorized certain amendments to the Amended and Restated Severance Program and certain formal employment agreements. With respect to the Stay Plan and the Sale Plan, in the event that (i) a Change in Control (as defined in the Stay Plan and the Sale Plan) occurs and (ii) all of the bonuses under both the Stay Plan and the Sale Plan are payable, the total cost of the Continuity Program could reach approximately $30,800,000 (including approximately $9,800,000 payable under the Stay Plan, $18,000,000 payable under the Sale Plan, and a $3,000,000 pool from which the CEO of Adelphia may grant additional bonuses).

        Stay Plan.    Subject to the terms of the Stay Plan, certain employees of the Debtors (the "Stay Participants") may each be eligible to receive a cash payment in the form of a bonus (the "Stay Bonus") if, subject to certain limited exceptions, the Stay Participants continue their active employment with the Debtors or their successors from the date such Stay Participant is notified in writing that he or she has been selected for coverage under the Stay Plan to the payroll date immediately following the nine month anniversary of such date. The CEO of Adelphia selects the Stay Participants and, subject to the review and approval of the Compensation Committee of the Board, establishes the amount of each Stay Participant's Stay Bonus, subject to any aggregate amounts available under the Stay Plan.

        Sale Plan.    Under the terms of the Sale Plan, certain employees of the Debtors (the "Sale Participants") may each be eligible to receive cash payments in the form of a bonus (the "Sale Bonus") if, subject to certain limited exceptions, the Sale Participants continue their active employment with the Debtors or their successors until, and following, a Change in Control (as defined in the Sale Plan). 50% of the Sale Bonus will be paid to eligible Sale Participants within ten business days of the effective date of the Change in Control and the remaining 50% of the Sale Bonus will be paid to eligible Sale Participants within ten business days of the six month anniversary of such effective date; provided that a Sale Participant's employment has continued through such dates, subject to certain limited exceptions. The CEO of Adelphia will select the Sale Participants and, subject to the review and approval of the Compensation Committee of the Board, will establish the amount of each Sale Participant's Sale Bonus, subject to any aggregate amounts available under the Sale Plan.

        Amended and Restated Severance Program.    Employees of the Debtors are currently afforded severance benefits either pursuant to Adelphia's existing severance plan, the Amended and Restated Adelphia Communications Corporation Severance Plan (the "Severance Plan"), or pursuant to an existing employment agreement with the Debtors (each an "Existing Employment Agreement"). Except for certain limited exceptions, all full-time employees of Adelphia and certain affiliates that do not have Existing Employment Agreements are covered by the Severance Plan, which provides for severance pay in the event of a termination without "Cause" (as defined in the Severance Plan). The modifications to the Severance Plan and the form of employment agreements that were approved by the Bankruptcy Court pursuant to the order entered September 21, 2004 could cost the Debtors a maximum of $9,973,000 (including $5,723,000 in enhanced severance benefits and healthcare continuation, and $4,250,000 in relocation reimbursement expenses) if all Director-level employees, Vice Presidents ("VP") and Senior Vice Presidents ("SVP") are to be involuntarily separated from the

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Debtors and all eligible VPs and SVPs qualified for the maximum amount of relocation reimbursement. Certain executive officers of Adelphia are not eligible to participate in the Severance Plan.

Note 18: Income Taxes

        The Company files a consolidated federal income tax return with all of its 80%-or-more-owned subsidiaries. Consolidated subsidiaries in which the Company owns less than 80% each file a separate income tax return. The components of income tax (expense) benefit are as follows (amounts in thousands):

	Year ended December 31,
	2003	2002	2001
Current:
Federal	$—	$1,957	$—
State	8,468	1,585	(9,072)
Deferred:
Federal	(109,858)	(83,848)	171,203
State	(15,396)	3,854	11,397

Total	$(116,786)	$(76,452)	$173,528

        Income tax (expense) benefit is included in the financial statements as follows:

	Year ended December 31,
	2003	2002	2001
Loss before cumulative effects of accounting changes	$(117,378)	$(76,620)	$171,308
Cumulative effects of accounting changes	—	—	2,739
Other comprehensive income (loss)	592	168	(519)

Total	$(116,786)	$(76,452)	$173,528

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

        Significant components of the Company's net deferred tax liability are as follows (amounts in thousands):

	December 31,
	2003	2002	2001
Deferred tax liabilities:
Property and equipment	$(333,290)	$(19,897)	$—
Intangible assets other than goodwill	(691,831)	(595,008)	(1,232,087)
Interest expense not accrued due to bankruptcy filing	(473,465)	(161,208)	—
Investments	(32,154)	(5,811)	(10,227)

	(1,530,740)	(781,924)	(1,242,314)

Deferred tax assets:
Net operating loss ("NOL") carryforwards	3,381,295	2,532,283	2,496,338
Provision for uncollectible amounts due from the Rigas Family and Rigas Family Entities	1,146,072	1,104,506	202,879
Property and equipment	—	—	140,438
Reorganization expenses due to bankruptcy	43,691	15,435	—
Deferred programming launch incentives	60,650	69,411	90,784
Goodwill with tax basis	369,484	394,422	138,466
Capital loss carryforward	54,660	27,850	1,216
Other	31,378	26,813	59,697

	5,087,230	4,170,720	3,129,818
Valuation allowance	(4,275,754)	(3,984,586)	(2,402,540)

	811,476	186,134	727,278

Net deferred tax liability	$(719,264)	$(595,790)	$(515,036)

Current portion of net deferred tax liability	3,380	801	10,941
Noncurrent portion of net deferred tax liability	(722,644)	(596,591)	(525,977)

Net deferred tax liability	$(719,264)	$(595,790)	$(515,036)

        The net change in the valuation allowance for deferred tax assets is as follows (amounts in thousands):

	December 31,
	2003	2002	2001
Change in valuation allowance, beginning of year	$—	$(729,479)	$—
Other changes in valuation allowance	(291,168)	(1,691,143)	(1,315,735)

Change in valuation allowance included in income tax (expense) benefit	(291,168)	(2,420,622)	(1,315,735)
Acquisitions and dispositions	—	838,576	(53,252)

Total change in valuation allowance	$(291,168)	$(1,582,046)	$(1,368,987)

        As a result of the adoption of SFAS No. 142, effective January 1, 2002, the period of reversal for deferred tax liabilities related to franchise costs and goodwill can no longer be reasonably estimated. Consequently, the Company may not rely on the reversal of deferred tax liabilities associated with franchise costs and goodwill as a means to realize the Company's deferred tax assets. Additionally, due to the lack of earnings history, current bankruptcy situation, and impairment charges recognized on the

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Company's franchise costs and goodwill, it cannot rely on forecasts of future earnings as a means to realize its deferred tax assets. Accordingly, the Company has determined that it is more likely than not that the Company will not realize certain deferred tax assets. As such, in connection with the adoption of SFAS No. 142, on January 1, 2002, the Company recorded an additional valuation allowance of $729,479,000 related to deferred taxes associated with franchise costs and goodwill.

        SFAS No. 109, Accounting for Income Taxes, requires that any valuation allowance established for an acquired entity's deductible temporary differences at the date of acquisition that is subsequently recognized, first reduces goodwill and other noncurrent assets related to the acquisition and then reduces income tax expense. The amount of the valuation allowance for which subsequently recognized tax benefits will be allocated to reduce goodwill or other intangible assets of an acquired entity is $638,136,000.

        The difference between the expected income tax benefit at the U.S. statutory federal income tax rate of 35% and the actual income tax (expense) benefit is as follows (amounts in thousands):

	Year ended December 31,
	2003	2002	2001
Expected income tax benefit at the statutory federal income tax rate	$246,948	$2,492,735	$2,204,216
Change in valuation allowance — federal	(287,999)	(2,136,135)	(1,163,113)
Change in valuation allowance — state	(3,170)	(284,487)	(152,622)
State taxes, net of federal benefit	(6,798)	289,350	158,189
Nondeductible goodwill amortization and impairment	—	(328,900)	(854,257)
Minority's interest and share of earnings (losses) of equity affiliates	(8,338)	(22,428)	(8,453)
Expiration of NOL	(61,678)	(24,796)	(8,096)
Other	4,249	(61,791)	(2,336)

Income tax (expense) benefit	$(116,786)	$(76,452)	$173,528

        As of December 31, 2003, the Company had NOL carryforwards of approximately $8,700,000,000 and $6,400,000,000 for federal and state income tax purposes, respectively, expiring from 2004 to 2023. In addition, the Company has a capital loss carryforward of approximately $136,000,000, expiring from 2006 to 2008. Consolidated subsidiaries in which the Company owns less than 80% had NOL carryforwards of $84,000,000 for federal and state income tax purposes expiring from 2004 to 2023. These amounts are based on the income tax returns filed for 2003 and certain adjustments to be reflected in amended returns that are expected to be filed for the 2003 tax year and prior periods. Such returns are subject to examination by federal and state taxing authorities, generally, for a period of three years after the NOL carryforward is utilized. As a result of the restatement of the Company's financial statements, as discussed further in Note 4, the Company expects to file amended federal and state income tax returns for 1999 through 2003. In the event the Debtors emerge from bankruptcy, (i) these NOL carryforwards are expected to be reduced or completely eliminated by debt cancellation income that might result under the bankruptcy proceedings, (ii) other tax attributes, including the Company's tax basis in its property and equipment, could be reduced and (iii) a statutory ownership change, as defined in Section 382 of the Internal Revenue Code, would occur upon issuance of new common stock to claimholders pursuant to any approved plan of reorganization. This ownership change may limit the annual usage of any remaining tax attributes that were generated prior to the change of ownership. The amount of the limitation will be determinable at the time of the ownership change.

        The Company believes that adequate provision has been made for tax positions that may be challenged by taxing authorities. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, the Company believes that the reserves reflect the probable

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

outcome of known tax contingencies. Unfavorable settlement of any particular issue would require the use of cash. Favorable resolution could result in reduced income tax expense reported in the consolidated financial statements in the future. The tax reserves are generally presented in the balance sheet within other noncurrent liabilities. Certain tax reserve items may be settled through the bankruptcy process which could result in reduced income tax expense reported in the consolidated financial statements in the future.

Note 19: Other Comprehensive Income (Loss), Net

        Accumulated other comprehensive income (loss) included in the Company's consolidated balance sheets and consolidated statements of stockholders' equity reflect the aggregate of foreign currency translation adjustments and unrealized holding gains and losses on securities. The change in the components of accumulated other comprehensive income (loss), net of taxes, is set forth below (amounts in thousands):

	Foreign currency translation adjustments	Unrealized gains (losses) on securities	Total
Balance at January 1, 2001*	$(2,533)	$531	$(2,002)
Other comprehensive loss	(5,920)	(773)	(6,693)

Balance at December 31, 2001	(8,453)	(242)	(8,695)
Other comprehensive income (loss)	(10,310)	251	(10,059)

Balance at December 31, 2002	(18,763)	9	(18,754)
Other comprehensive income	8,193	881	9,074

Balance at December 31, 2003	$(10,570)	$890	$(9,680)

*
Restated. See Note 4.

Note 20: Segments

        For the years ending December 31, 2003 and 2002, the Company's only reportable operating segment is its "cable" segment. For the year ended December 31, 2001, the Company's majority-owned subsidiary, TelCove, provided CLEC telecommunications services ("CLEC operations") primarily to business, governmental and educational end users throughout the United States. On January 11, 2002, the Company completed the TelCove Spin-off which composed the majority of the Company's CLEC operating segment. The Company does not view the CLEC operations as having continuing significance. Accordingly, separate segment data for the CLEC operations for 2001 has not been presented. See Note 9 for more information.

        The cable segment includes the Company's cable system operations (including consolidated subsidiaries and equity method investments) that encompass the distribution of video programming, including digital and HSI services to customers for a monthly fee and media services through a network of fiber optic and coaxial cables. The reportable cable segment includes five operating regions in 2003 and seven operating regions prior to 2003 that have been combined as one reportable segment, as all of such regions have similar economic characteristics. The Company identifies reportable segments as those consolidated segments that represent 10% or more of the combined revenue, net earnings or loss, or total assets of all the Company's operating segments as of, and for the period ended on the most recent balance sheet date presented. Operating segments that do not meet this threshold are aggregated together for segment reporting purposes within the "corporate and other" column. The segment presentation for prior periods is conformed to the current period segment presentation. Under

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

the current segment presentation, the TelCove operations for the year ended December 31, 2001 are reported in the column "corporate and other". The accounting policies of the cable segment are the same as those described in the summary of significant accounting policies in Note 3.

        Selected financial information concerning the Company's current operating segments is presented below for the periods 2003, 2002 and 2001 (amounts in thousands):

	Cable	Corporate and other	Eliminations	Total
Operating and Capital Expenditure Data:
Year ended December 31, 2003
Revenue	$3,523,988	$82,055	$—	$3,606,043
Operating loss	(120,147)	(135,468)	—	(255,615)
Capital expenditures	(721,588)	(1,933)	—	(723,521)
Year ended December 31, 2002
Revenue	$3,167,643	$100,814	$—	$3,268,457
Operating loss	(2,867,368)	(1,881,186)	—	(4,748,554)
Capital expenditures	(1,225,644)	(10,240)	—	(1,235,884)
Year ended December 31, 2001
Revenue	$2,843,822	$481,241	$—	$3,325,063
Operating loss	(3,071,191)	(2,236,541)	—	(5,307,732)
Capital expenditures	(1,769,556)	(634,433)	—	(2,403,989)
Balance Sheet Information:
Total assets
As of December 31, 2003	$12,672,473	$4,250,691	$(3,726,423)	$13,196,741
As of December 31, 2002	$13,024,453	$4,306,072	$(3,728,119)	$13,602,406
As of December 31, 2001	$16,166,493	$3,688,437	$(2,345,951)	$17,508,979

        The Company did not derive more than 10% of its revenue from any one customer during 2003, 2002 and 2001. The Company's long-lived assets related to its foreign operations were $26,837,000, $20,364,000 and $33,549,000 as of December 31, 2003, 2002 and 2001, respectively. The Company's revenue related to its foreign operations were $10,159,000, $7,235,000 and $4,853,000 during 2003, 2002 and 2001, respectively. The Company's assets and revenue related to its foreign operations and investments were not significant to the Company's financial position or results of operations, respectively, during any of the periods presented.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 21: Commitments and Contingencies

Commitments

        Future minimum lease payments under noncancelable capital and operating leases as of December 31, 2003, are set forth below (amounts in thousands):

	Minimum Lease Commitments
Year ended December 31,
	Capital	Operating
2004	$29,347	$19,779
2005	24,200	15,245
2006	18,399	10,725
2007	2,250	8,706
2008	1,227	6,777
Thereafter	307	47,265

Total minimum lease payments	$75,730	$108,497

Less:
Amount representing interest	5,571

Total	$70,159
Less current portion	$(70,159)

Noncurrent portion	$—

        Subject to the approval of the Bankruptcy Court, the Company may reject pre-petition executory contracts and unexpired leases. As such, the Company expects that its liabilities pertaining to leases, and the related amounts, may change significantly in the future. In addition, it is expected that, in the normal course of business, expiring leases will be renewed or replaced by leases on other properties.

        The Company rents office and studio space, tower sites, and space on utility poles under leases with terms which are generally one to five years. Rental expense for the indicated periods is set forth below (amounts in thousands):

Year ended December 31,
2003	$63,679
2002	$65,251
2001	$81,394

        The Company's cable systems are typically constructed and operated under the authority of nonexclusive permits or "franchises" granted by local and/or state governmental authorities. Franchises contain varying provisions relating to the construction and/or operation of cable systems, including, in certain cases, the imposition of requirements to rebuild or upgrade cable systems or to extend the cable network to new residential developments. The Company's franchises also typically provide for periodic payments of fees of not more than 5% of gross revenue in the applicable franchise area to the governmental authority granting the franchise. Additionally, many franchises require payments to the franchising authority to fund the construction or improvement of facilities that are used to provide public, education and governmental ("PEG") access channels. The Company's minimum commitments under franchise agreements, including the estimated cost of fulfilling rebuild, upgrade and network extension commitments, and the fixed minimum amounts payable to franchise authorities for PEG access channels, are set forth in the following table. The amounts set forth in the table below do not

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

include the variable franchise fee and PEG commitments that are described in the paragraph following this table (amounts in thousands):

Year ended December 31,
2004	$141,062
2005	$7,533
2006	$9,029
2007	$33,558
2008	$9,034
Thereafter	$323

        As described above, the Company is also obligated to make variable payments to franchise authorities for franchise fees and PEG access channels that are dependent on the amount of revenue generated or the number of subscribers served within the applicable franchise area. Such variable payments aggregated $114,725,000, $106,767,000 and $102,393,000 during 2003, 2002 and 2001, respectively.

        The Company pays programming and license fees under multi-year agreements with expiration dates ranging through 2021. The amounts paid under these agreements are typically based on per customer fees, which may escalate over the term of the agreements. In certain cases, such per customer fees are subject to volume or channel line-up discounts and other adjustments. The Company incurred total programming expenses of $1,056,820,000, $958,485,000 and $832,923,000 during 2003, 2002 and 2001, respectively.

Contingencies

Reorganization Expenses due to Bankruptcy and Professional Fees.

        The Company is currently aware of certain success fees that potentially could be paid to various third party financial advisers of the Company and Committees upon the Company's emergence from bankruptcy. Currently, these contingent fees are estimated to be between $21,500,000 and $34,950,000. In addition, the CEO and the COO of the Company are eligible to receive equity awards with a minimum fair value of $17,000,000 upon emergence from bankruptcy. The value of such equity awards will be determined based on the average trading price of the post-emergence common stock of Adelphia during the 15 trading days immediately preceding the 90th day following the date of emergence. These equity awards, which will be subject to vesting and trading restrictions, may be increased up to a maximum value of $25,500,000 at the discretion of the Board. As no plan of reorganization has been confirmed by the Bankruptcy Court, no accrual for such contingent payments or equity awards has been recorded in the accompanying consolidated financial statements.

Letters of Credit.

        The Company has issued standby letters of credit for the benefit of franchise authorities and other parties, most of which have been issued to an intermediary surety bonding company. As all such letters of credit will expire when the Extended DIP Facility expires, unless adequately collaterized, the Company expects to collaterize existing letters of credit or issue replacement letters of credit upon the Debtors' emergence from bankruptcy. Unless otherwise amended or extended, the Extended DIP Facility will expire no later than March 31, 2005. At December 31, 2003, the aggregate principal amount of letters of credit issued by the Company was $62,526,000. These letters of credit reduce the amount that may be borrowed under the Extended DIP Facility.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Litigation Matters

        General.    The Company follows SFAS No. 5, Accounting for Contingencies, in determining its accruals and disclosures with respect to loss contingencies. Accordingly, estimated losses from loss contingencies are accrued by a charge to income when information available indicates that it is probable that an asset had been impaired or a liability had been incurred and the amount of the loss can be reasonably estimated. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the financial statements when it is at least reasonably possible that a loss may be incurred.

        The Company is party to significant litigation, subject to civil actions filed by the SEC and ongoing investigation by the DoJ. If any of these proceedings is decided against the Company, it could be subject to substantial damages or other penalties. These penalties and other effects of litigation could have a material adverse effect on the Company's financial condition or results of operations.

        SEC Civil Action and DoJ Investigation.    On July 24, 2002 the SEC filed a civil enforcement action (the "SEC Civil Action") against Adelphia, certain members of the Rigas Family and others, alleging various securities fraud and improper books and records claims arising out of actions allegedly taken or directed by certain members of the Rigas Management (none of whom remain with the Company). This case is pending in the District Court and settlement discussions are in progress among Adelphia and representatives of the SEC and the DoJ. The SEC's proof of claim filed in the Chapter 11 Cases includes claims for penalties, disgorgement and prejudgment interest in an unspecified amount. The staff of the SEC has told our advisors that its asserted claims for disgorgement and civil penalties under various legal theories could amount to billions of dollars. The SEC Civil Action is stayed by order of the District Court until April 29, 2005. The SEC Civil Action is not subject to the automatic stay provisions of the Bankruptcy Code. In addition, the Company remains subject to continuing investigation and further action by the DoJ. The outcome of the SEC Civil Action and the investigation by the DoJ cannot be determined at this time. The outcome of the SEC Civil Action could include civil penalties, disgorgement, and the imposition of mandatory governance guidelines or other restrictions imposed on Adelphia. The outcome of the investigation by the DoJ could include the criminal indictment of Adelphia and/or the Managed Cable Entities, monetary remedies, including fines and restitution, criminal and/or civil forfeiture, and remedies restricting the Company's conduct. Adelphia has offered $300,000,000 in value to settle the SEC Civil Action and to resolve the DoJ's ongoing investigation of the Company, of which $125,000,000 would be funded from potential proceeds from litigation by or on behalf of Adelphia. The Creditors' Committee has filed an adversary proceeding seeking, in effect, to subordinate the SEC's claims based on the SEC Civil Action.

        The Company cannot predict the ultimate resolution of the SEC Civil Action or the DoJ investigation or determine the ultimate effect on its financial condition or results of operations. Although the Company cannot estimate its total liabilities in these matters, the Company has recorded a $175,000,000 reserve in the accompanying consolidated financial statements reflecting the aforementioned offer.

        Other governmental agencies, such as the FCC or LFAs might also take action against the Company in response to or based on the outcome of, or developments in, the SEC Civil Action or the investigation by the DoJ. The outcome of, or developments in, the SEC Civil Action and the investigation by the DoJ could have a material adverse effect on the Company, including possible liquidation of the Company.

        Securities and Derivative Litigation.    Adelphia and certain former officers, directors and advisors have been named as defendants in a number of lawsuits alleging violations of federal and state securities laws and related claims. These actions generally allege that, among other fraudulent statements and omissions, the defendants made materially misleading statements understating the Company's liabilities and exaggerating the Company's financial results in violation of securities laws. In particular, beginning on April 2, 2002, various groups of plaintiffs filed more than 30 class action

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

complaints, purportedly on behalf of certain Company shareholders and bondholders or classes thereof in federal court in Pennsylvania. Several non-class action lawsuits were brought on behalf of individuals or small groups of security holders in federal courts in Pennsylvania, New York, South Carolina and New Jersey, and in state courts in New York, Pennsylvania, California and Texas. Seven derivative suits were also filed in federal and state courts in Pennsylvania, and four derivative suits were filed in state court in Delaware. On May 6, 2002, a notice and proposed order of dismissal without prejudice was filed by the plaintiff in one of these four Delaware derivative actions. The remaining three Delaware derivative actions were consolidated on May 22, 2002. On February 10, 2004, the parties stipulated and agreed to the dismissal of these consolidated actions with prejudice.

        The complaints, which named as defendants Adelphia, and certain former Company officers and directors, and, in some cases, the Company's former auditors, lawyers, as well as financial institutions who worked with the Company, generally allege that, among other improper statements and omissions, defendants misled investors regarding the Company's liabilities and earnings in the Company's public filings. The majority of these actions assert claims under Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5. Certain bondholder actions assert claims for violation of Section 11 and/or Section 12(a) (2) of the Securities Act. Certain of the state court actions allege various state law claims.

        On July 23, 2003, the Judicial Panel on Multidistrict Litigation issued an order transferring numerous civil actions to the District Court for consolidated or coordinated pretrial proceedings (the "MDL Proceedings").

        On September 15, 2003, proposed lead plaintiffs and proposed co-lead counsel in the consolidated class actions were appointed in the MDL Proceedings. On December 22, 2003 lead plaintiffs filed a consolidated class action complaint. Motions to dismiss have been filed by various defendants. As a result of the filing of the Chapter 11 Cases and the protections of the automatic stay, Adelphia is not named as a defendant in the amended complaint, but is a non-party. The consolidated class action complaint seeks monetary damages of an unspecified amount, rescission, reasonable costs and expenses and such other and further relief as the Court may deem just and proper. The individual actions against Adelphia also seek damages of an unspecified amount.

        Pursuant to Section 362 of the Bankruptcy Code, all of the securities and derivative claims that were filed against the Company before the Chapter 11 filings are automatically stayed and not proceeding at this point as to the Company.

        The Company cannot predict the outcome of these legal proceedings or estimate the possible effects on the financial condition or results of operations of the Company.

        Acquisition Actions.    After the Rigas Family's alleged misconduct was publicly disclosed, three actions were filed, in May and June 2002, against the Company by former shareholders of companies that the Company acquired, in whole or in part, through stock transactions. These actions allege that the Company induced these former shareholders to enter into these stock transactions through fraudulent misrepresentations and omissions, and the plaintiffs seek monetary damages and equitable relief through rescission of the underlying acquisition transactions.

        Two of these proceedings have been filed with the American Arbitration Association alleging violations of federal and state securities laws, breaches of representations and warranties and fraud in the inducement. One of these proceedings seeks rescission, compensatory damages and pre-judgment relief, and the other seeks specific performance. The third action alleges fraud and seeks rescission, damages and attorney fees. This action was originally filed in a Colorado State Court, and subsequently

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

was removed by the Company to the United States District Court for the District of Colorado. The Colorado State Court action was administratively closed on July 16, 2004, subject to reopening if and when the automatic bankruptcy stay is lifted or for other good cause shown. These actions have been stayed pursuant to the automatic stay provisions of Section 362 of the Bankruptcy Code.

        The Company cannot predict the outcome of these legal proceedings or estimate the possible effects on the financial condition or results of operations of the Company.

        Equity Committee Shareholder Litigation.    Adelphia is a defendant in an adversary proceeding in the Bankruptcy Court consisting of a declaratory judgment action and a motion for a preliminary injunction brought on January 9, 2003 by the Equity Committee, seeking, among other relief, a declaration as to how the shares owned by the Rigas Family would be voted should a consent solicitation to elect members of the Board be undertaken. Adelphia has opposed such requests for relief.

        The claims of the Equity Committee are based on shareholder rights the Equity Committee claims should be recognized even in bankruptcy, coupled with continuing claims, as of the filing of the lawsuit, of historical connections between the Board and the Rigas Family. Motions to dismiss filed by Adelphia and others are fully briefed in this action, but no argument date has been set. If this action survives these motions to dismiss, resolution of disputed fact issues will occur in two phases pursuant to a schedule set by the Bankruptcy Court. Determinations regarding fact questions relating to the conduct of the Rigas Family will not occur until, at a minimum, after the resolution of the Rigas Criminal Action (defined below).

        No pleadings have been filed in the adversary proceeding since September 2003, rendering the adversary proceeding inactive.

        The Company cannot predict the outcome of these legal proceedings or estimate the possible effects on the financial condition or results of operations of the Company.

        ML Media Litigation.    Adelphia and ML Media, its joint venture partner in Century/ML Cable, a joint venture that owns and operates cable systems in Puerto Rico, have been involved in a longstanding dispute concerning Century/ML Cable's management, the buy/sell rights of ML Media and various other matters.

        In March 2000, ML Media brought suit against Century, Adelphia and Arahova Communications Inc. ("Arahova"), a direct subsidiary of Adelphia and Century's immediate parent, in the Supreme Court of the State of New York, seeking, among other things (i) the dissolution of Century/ML Cable and the appointment of a receiver to sell Century/ML Cable's assets, (ii) if no receiver was appointed, an order authorizing ML Media to conduct an auction for the sale of Century/ML Cable's assets to an unrelated third party and enjoining Adelphia from interfering with or participating in that process, (iii) an order directing the defendants to comply with the Century/ML Cable joint venture agreement with respect to provisions relating to governance matters and the budget process and (iv) compensatory and punitive damages. The parties negotiated a consent order that imposed consultative and reporting requirements on Adelphia and Century as well as restrictions on Century's ability to make capital expenditures without ML Media's approval.

        Thereafter, the parties negotiated a settlement suspending the litigation and in December 2001 entered into the Recap Agreement. Among other things, the Recap Agreement provided for Century/ML Cable to redeem ML Media's 50% interest in Century/ML Cable on or before September 30, 2002

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

for a purchase price between $275,000,000 and $279,800,000 depending on the timing of such redemption, plus interest. Among other things, the Recap Agreement provided that (i) Highland would arrange debt financing for the Redemption, (ii) Highland, Adelphia and Century would jointly and severally guarantee debt service on and after the closing, and (iii) Highland and Century would own 60% and 40% interests, respectively, in the recapitalized Century/ML Cable. If the Redemption did not occur, Adelphia agreed to purchase ML Media's 50% interest in Century/ML Cable under similar terms. Under the terms of the Recap Agreement, Century's 50% interest in Century/ML Cable was pledged to ML Media as collateral for Adelphia's obligations.

        On September 30, 2002, Century/ML Cable filed a voluntary petition to reorganize under Chapter 11 in the Bankruptcy Court. Century/ML Cable is operating its business as a debtor-in-possession.

        By an order of the Bankruptcy Court dated September 17, 2003, Adelphia and Century rejected the Recap Agreement, effective as of such date. If the Recap Agreement is enforceable, the effect of the rejection of the Recap Agreement is the same as a prepetition breach of the Recap Agreement. Therefore, Adelphia and Century are potentially exposed to "rejection damages" which may include the revival of ML Media's claims under the state court actions described above.

        Adelphia, Century, Highland Holdings, Century/ML Cable and ML Media are engaged in litigation regarding the enforceability of the Recap Agreement. On April 15, 2004, the Bankruptcy Court indicated that it would dismiss all counts of Adelphia's challenge to the enforceability of the Recap Agreement except for its allegation that ML Media aided and abetted a breach of fiduciary duty in connection with the execution of the Recap Agreement. The court also indicated that it would allow Century/ML Cable's action to avoid the Recap Agreement as a fraudulent conveyance to proceed.

        ML Media has alleged that it is entitled to elect recovery of either (i) $279,800,000 plus interest and other costs in exchange for its interest in Century/ML Cable, or (ii) up to the difference between $279,800,000 and the fair market value of its interest in Century/ML Cable, plus interest, other costs and revival of the state court claims described above. Adelphia, Century and Century/ML Cable have disputed ML Media's claims, and the Stand-Alone Plan contemplates that ML Media will receive no distribution until such dispute is resolved. The parties have from time to time engaged in settlement discussions relating to a potential settlement of their disputes, but no agreement has been reached and the parties may not be able to reach a settlement agreement.

        The Company cannot predict the outcome of these legal proceedings or estimate the possible effects on the financial condition or results of operations of the Company.

        The X Clause Litigation.    On December 29, 2003, the Ad Hoc Committee of holders of Adelphia's 6% and 4% subordinated notes (collectively the "Subordinated Notes"), together with the Bank of New York, the indenture trustee for the Subordinated Notes (collectively, the "X Clause Plaintiffs"), commenced an adversary proceeding against Adelphia in the Bankruptcy Court. The X Clause Plaintiffs' complaint sought a judgment declaring that the Subordinated Notes are entitled to share pari passu in the distribution of any common stock issued by Adelphia under the Stand-Alone Plan and are not subordinated to Adelphia's senior classes of indebtedness with respect to such common stock distributions.

        The basis for the X Clause Plaintiffs' claim is a provision in the applicable indentures, commonly known as the "X Clause," which provides that any distributions under a plan of reorganization comprised solely of "Permitted Junior Securities" are not subject to the subordination provision of the Subordinated Notes indenture. The X Clause Plaintiffs asserted that, under their interpretation of the

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

applicable indentures, a distribution of a single class of new Adelphia common stock would meet the definition of "Permitted Junior Securities" set forth in the indentures, and therefore be exempt from subordination.

        On February 6, 2004, Adelphia filed its answer to the complaint, denying all of its substantive allegations. Thereafter, both the X Clause Plaintiffs and Adelphia cross-moved for summary judgment with both parties arguing that their interpretation of the X Clause was correct as a matter of law. The indenture trustee for the Adelphia senior notes also intervened in the action and, like Adelphia, moved for summary judgment arguing that the X Clause Plaintiffs were subordinated to holders of senior notes with respect to any distributions of common stock under a plan. In addition, the Creditors' Committee also moved to intervene and, thereafter, moved to dismiss the X Clause Plaintiffs' complaint on the ground, among others, that it did not present a justiciable case or controversy and therefore was not ripe for adjudication. In a written decision, dated April 12, 2004, the Bankruptcy Court granted the Creditors' Committee's motion to dismiss without ruling on the merits of the various cross-motions for summary judgment. The Bankruptcy's Court's dismissal of the action was without prejudice to the X Clause Plaintiffs' right to bring the action at a later date, if appropriate.

        The Company cannot predict the outcome of these legal proceedings or estimate the possible effects on the financial condition or results of operations of the Company.

        Rigas Criminal Action.    In connection with an investigation conducted by the DoJ, on July 24, 2002, certain members of the Rigas Family and certain co-conspirators were arrested and, on September 23, 2002, were indicted by a grand jury on charges including wire fraud, securities fraud, bank fraud and conspiracy to commit fraud (the "Rigas Criminal Action"). On November 14, 2002, one of the Rigas Family's alleged co-conspirators, James Brown, pleaded guilty to one count each of conspiracy, securities fraud and bank fraud. On January 10, 2003, another of the Rigas Family's alleged co-conspirators, Timothy Werth, who had not been arrested with the others on July 24, 2002, pleaded guilty to one count each of securities fraud, conspiracy to commit securities fraud, wire fraud and bank fraud. The trial in the Rigas Criminal Action began on February 23, 2004 in the District Court. On July 8, 2004, the jury returned a partial verdict in the Rigas Criminal Action. John J. Rigas and Timothy J. Rigas were each found guilty of conspiracy (one count), bank fraud (two counts), and securities fraud (15 counts) and not guilty of wire fraud (five counts). Michael C. Mulcahey was acquitted of all 23 counts against him. The jury found Michael J. Rigas not guilty of conspiracy and wire fraud but remained undecided on the securities fraud and bank fraud charges against him. On July 9, 2004, the court declared a mistrial on the remaining charges against Michael J. Rigas after the jurors were unable to reach a verdict as to those charges. The bank fraud charges against Michael J. Rigas have since been dismissed with prejudice, but the DoJ has requested that a new trial date be set to retry Michael J. Rigas on the securities fraud charges. On November 1, 2004, Michael J. Rigas' post-trial motion for dismissal of all charges was denied. The post-trial motions of John J. Rigas and Timothy J. Rigas in which they sought to overturn the guilty verdicts were denied on November 15, 2004. Both have stated that they intend to appeal the guilty verdicts. A hearing is scheduled for January 5, 2005, at which time the District Court is expected to consider the DoJ's request to set a retrial date for Michael J. Rigas. The sentencing of John J. Rigas and Timothy J. Rigas is currently scheduled for February 23, 2005.

        The indictment against the Rigases includes a request for entry of a money judgment in an amount exceeding $2,500,000,000 and for entry of an order of forfeiture. The Company believes that the DoJ may seek through such criminal forfeiture or through civil forfeiture all interests of the Rigas Family in

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

the Rigas Family Entities and/or all of the assets of the Rigas Family Entities. On December 10, 2004, the DoJ filed an application for a preliminary order of forfeiture finding John J. Rigas and Timothy J. Rigas jointly and severally liable for personal money judgments in the amount of $2,533,000,000. The Company has asserted claims against members of the Rigas Family and the Rigas Family Entities for amounts due, including their share of the borrowings under the Co-Borrowing Facilities. If the DoJ achieves the forfeiture of such assets, it will be significantly more difficult for the Company to recover on its claims with respect to the Rigas Family Entities. In addition, such forfeiture would make it significantly more difficult, if not impossible, for the Company to acquire ownership of, and maintain operational control over, the Managed Cable Entities which are highly integrated into the Company's operations.

        The Company is not a defendant in the Rigas Criminal Action but remains under investigation by the DoJ regarding matters related to alleged wrongdoing by certain members of the Rigas Family. See above, "SEC Civil Action and DoJ Investigation."

        The Company cannot predict the outcome of this investigation or estimate the possible effects on the financial condition or results of operations of the Company.

        Verizon.    On March 27, 2002, a federal action filed by the Company on March 20, 2002 in the United States District Court for the Central District of California, against the City of Thousand Oaks, was related to an action involving the Company, Verizon Media Ventures, Inc. d/b/a Verizon Americast and City of Thousand Oaks, California and Ventura County that was initially filed in California state court on March 25, 2002. These actions involve claims by the City of Thousand Oaks and Ventura County that Verizon's entry into an asset purchase agreement dated December 17, 2001 between the Company and Verizon, pursuant to which the Company acquired certain Verizon cable equipment and network system assets (the "Verizon Cable Assets") located in the City of Thousand Oaks for use in the operation of the Company's cable business in the city, constituted a breach of the anti-assignment provisions in Verizon's cable franchises. The city and the county further allege that the Company's participation in the transaction amounted to actionable tortious inducement of Verizon's breaches of those franchises. The City of Thousand Oaks and Ventura County sought injunctive relief to halt the sale and transfer of the Verizon Cable Assets pursuant to the December 17, 2001 asset purchase agreement and to compel the Company to treat the Verizon Cable Assets as a separate cable system. The Company sought, among other things, declaratory and injunctive relief precluding the city from denying permits on the grounds that Adelphia failed to seek the city's prior approval of the asset purchase agreement.

        On May 14, 2002, the district court entered a final preliminary injunction order and findings of fact and conclusions of law in support thereof (the "May 14, 2002 Order"). The May 14, 2002 Order, among other things: (i) enjoined the Company from integrating the Company's and Verizon's system assets serving subscribers in the City of Thousand Oaks and Ventura County, (ii) required the Company to return "ownership" of the Verizon Cable Assets to Verizon except that the Company was permitted to continue to "manage" the assets as Verizon's agent to the extent necessary to avoid disruption in services until Verizon chose to reenter the market or sell the assets, (iii) prohibited the Company from eliminating any programming options that had previously been selected by Verizon or from raising the rates charged by Verizon and (iv) required the Company and Verizon to grant the city and/or the county access to system records, contracts, personnel and facilities for the purpose of conducting an inspection of the then-current "state of the Verizon and Adelphia systems" in the city and the county. The Company appealed the May 14, 2002 Order and on April 1, 2003 the U.S. Court

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

of Appeals for the Ninth Circuit reversed the May 14, 2002 Order, thus removing any restrictions that had been imposed by the district court against the Company's integration of the Verizon Cable Assets, and remanded the actions back to the district court for further proceedings.

        In September 2003, the City began refusing to grant the Company's construction permit requests, claiming that the Company could not integrate the acquired Verizon Cable Assets with the Company's existing cable system assets because the City had not approved the Adelphia-Verizon transaction, as allegedly required under the City's Cable Ordinance.

        Accordingly, on October 2, 2003, the Company filed a motion for a preliminary injunction in the district court seeking to enjoin the City from refusing to grant the Company's construction permit requests. On November 3, 2003, the district court granted the Company's motion for a preliminary injunction, finding that the Company had demonstrated "a strong likelihood of success on the merits." Thereafter, the parties agreed to informally stay the litigation pending negotiations between the Company and the City for the Company's renewal of its cable franchise, with the intent that such negotiations would also lead to a settlement of the pending litigation. However, on September 16, 2004, at the City's request, the district court set a trial date of July 12, 2005, which has effectively re-opened the case to active litigation. The court scheduled discovery and motion cut-off dates for March 18, 2005 and May 9, 2005, respectively, an expert witness disclosure date of April 8, 2005 and a pre-trial conference date of June 27, 2005.

        The Company cannot predict the outcome of these legal proceedings or estimate the possible effects on the financial condition or results of operations of the Company.

        Dibbern Adversary Proceeding.    On or about August 30, 2002, Gerald Dibbern, individually and purportedly on behalf of a class of similarly situated subscribers nationwide, commenced an adversary proceeding in the District Court against Adelphia asserting claims for violation of the Pennsylvania Consumer Protection Law, breach of contract, fraud, unjust enrichment, constructive trust, and an accounting. This complaint alleges that Adelphia charged, and continues to charge, subscribers for cable set-top box equipment, including set-top boxes and remote controls, that is unnecessary for subscribers that receive only basic cable service and have cable-ready televisions. The complaint further alleges that Adelphia failed to adequately notify affected subscribers that they no longer needed to rent this equipment. The complaint seeks a number of remedies including treble money damages under the Pennsylvania Consumer Protection Law, declaratory and injunctive relief, imposition of a constructive trust on Adelphia's assets, and punitive damages, together with costs and attorneys' fees.

        On or about December 13, 2002, Adelphia moved to dismiss the adversary proceeding on several bases, including that the complaint fails to state a claim for which relief can be granted and that the matters alleged therein should be resolved in the claims process. Adelphia's motion has been fully briefed and argued and is presently under consideration by the court.

        The Company cannot predict the outcome of these legal proceedings or estimate the possible effects on the financial condition or results of operations of the Company.

        Tele-Media Examiner Motion.    By motion filed in the Bankruptcy Court on August 5, 2004, TMCD and certain of its affiliates are seeking the appointment of an examiner for the following Debtors: Tele-Media Company of Tri-States, L.P., CMA Cablevision Associates VII, L.P., CMA Cablevision Associates XI, L.P., TMC Holdings Corporation, Adelphia Company of Western Connecticut, TMC Holdings, LLC, Tele-Media Investment Limited Partnership, L. P., Eastern Virginia Cablevision, L.P., Tele-Media Company of Hopewell Prince George, and Eastern Virginia Cablevision Holdings, LLC.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Among other things, TMCD alleges that management and the Board breached their fiduciary obligations to the creditors and equity holders of those entities. Consequently, TMCD seeks the appointment of an examiner to investigate and make recommendations to the Bankruptcy Court regarding various issues related to such entities. The hearing on this motion has been consensually adjourned to January 28, 2005.

        The Company cannot predict the outcome of these legal proceedings or estimate the possible effects on the financial condition or results of operations of the Company.

        Creditors' Committee Lawsuit Against Pre-Petition Banks.    Pursuant to the Bankruptcy Court order approving the DIP Facility (the "Final DIP Order"), the Company made certain acknowledgments (the "Acknowledgments") with respect to the extent of its indebtedness under the credit facilities, as well as the validity and extent of the liens and claims of the lenders under such facilities. However, given the circumstances surrounding the filing of these Chapter 11 cases, the Final DIP Order preserved the Company's right to prosecute, among other things, avoidance actions and claims against the pre-petition lenders and to bring litigation against the pre-petition lenders based on any wrongful conduct. The Final DIP Order also provided that any official committee appointed in the Chapter 11 Cases would have the right to request that it be granted standing by the Bankruptcy Court to challenge the Acknowledgments and to bring claims belonging to the Company and its estates against the pre-petition lenders.

        Pursuant to a stipulation among the Company, the Creditors' Committee and the Equity Committee, which is being challenged by certain pre-petition lenders, the Bankruptcy Court granted the Creditors' Committee leave and standing to file and prosecute claims against the pre-petition lenders, on behalf of the Company, and granted the Equity Committee leave to seek to intervene in any such action. This stipulation also preserves the Company's ability to compromise and settle the claims against the pre-petition lenders. By motion dated July 6, 2003, the Creditors' Committee moved for Bankruptcy Court approval of this stipulation and simultaneously filed a complaint (the "Bank Complaint") against the agents and lenders under certain credit facilities, and related entities, asserting, among other things, that these entities knew of, and participated in, the alleged abuse of the Co-Borrowing Facilities by certain members of the Rigas Family and the Rigas Family Entities (the "Pre-petition Lender Litigation"). The Company is a nominal plaintiff in this action.

        The Bank Complaint contains 52 claims for relief to redress the claimed wrongs and abuse committed by the agents, lenders and other entities. The Bank Complaint seeks to, among other things, (i) recover as fraudulent transfers the principal and interest paid by the Company to the defendants, (ii) avoid as fraudulent obligations the Company's obligations, if any, to repay the defendants, (iii) recover damages for breaches of fiduciary duties to the Company and for aiding and abetting fraud and breaches of fiduciary duties by the Rigas Family, (iv) equitably disallow, subordinate or recharacterize each of the defendants' claims in the Chapter 11 Cases, (v) avoid and recover certain allegedly preferential transfers made to certain defendants, and (vi) recover damages for violations of the Bank Holding Company Act. Numerous motions seeking to defeat the Pre-petition Lender Litigation have been filed by the defendants, but have not yet been decided by the Bankruptcy Court.

        The Equity Committee has filed a motion seeking authority to bring additional claims against the pre-petition lenders pursuant to the Racketeering Influenced and Corrupt Organizations ("RICO") Act. The Bankruptcy Court has not yet ruled on the motion.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

        The Company cannot predict the outcome of these legal proceedings or estimate the possible effects on the financial condition or results of operations of the Company.

        Devon Mobile Claim.    Pursuant to the Devon Mobile Limited Partnership Agreement, the Company owned a 49.9% limited partnership interest in Devon Mobile, which, through its subsidiaries, held licenses to operate regional wireless telephone businesses in several states. Devon Mobile had certain business and contractual relationships with the Company and with former subsidiaries or divisions of the Company which were spun-off as TelCove in January 2002. In late May 2002, the Company notified Devon G.P., Inc. ("Devon G.P."), the general partner of Devon Mobile, that it would likely terminate certain discretionary operational funding to Devon Mobile. In July 2002, the Company learned that its former subsidiary, TelCove, had elected to terminate certain services it provided to Devon Mobile. On August 19, 2002, Devon Mobile and certain of its subsidiaries filed voluntary petitions to reorganize under Chapter 11 of the Bankruptcy Code with the Devon Mobile Bankruptcy Court.

        On January 17, 2003, the Company filed proofs of claim and interest against Devon Mobile and its subsidiaries for approximately $129,000,000 in debt and equity claims, as well as an additional claim of approximately $35,000,000 relating to the Company's guarantee of certain Devon Mobile obligations (collectively, the "Company Claims"). By order dated October 1, 2003, the Devon Mobile Bankruptcy Court confirmed Devon Mobile's First Amended Joint Plan of Liquidation (the "Devon Plan"). The Devon Plan became effective on October 17, 2003, at which time the Company's limited partnership interest in Devon Mobile was extinguished. On or about January 8, 2004, Devon Mobile filed proofs of claim in the amount of $267,000,000 in the Chapter 11 Cases in respect of, among other things, certain transfers alleged to be made by Devon Mobile to the Company prior to the commencement of the Chapter 11 Cases (the "Devon Claims"). On May 20, 2004, the Company and Devon Mobile filed a stipulation in the Chapter 11 Cases granting Devon Mobile limited relief from the automatic stay to (i) file a complaint against the Company based on the Devon Claims and (ii) file objections to the Company Claims in the Devon Mobile Bankruptcy Court (the "Devon Stay Stipulation"). The Devon Stay Stipulation was approved by the Bankruptcy Court on June 10, 2004. On June 21, 2004, Devon Mobile filed a complaint (the "Devon Complaint") in the Chapter 11 Cases in respect of the Devon Claims. On August 20, 2004, the Company filed an answer and counterclaim in response to the Devon Complaint denying the allegations made in the Devon Complaint and asserting various counterclaims against Devon Mobile (the "Company Answer"), which encompassed the Company Claims. On September 21, 2004, the Bankruptcy Court entered an order approving an amendment to the Devon Stay Stipulation which provides that the Company Claims will be prosecuted to final order in the Bankruptcy Court and will be given full force and effect by the Devon Mobile Bankruptcy Court taking into account the rights of set-off and/or recoupment of the parties with respect thereto. On September 30, 2004, Devon Mobile filed an answer with respect to the counterclaims asserted by the Company in the Company Answer and denying liability for the Company Claims. On October 13, 2004, the Company filed a motion for judgment on the pleadings dismissing Devon Mobile's demand for punitive damages and, by stipulation, Devon Mobile withdrew its punitive damages claims without prejudice. On November 22, 2004, the Company filed a motion for leave (the "Motion for Leave") to file a third party complaint against Devon G.P. and Lisa-Gaye Shearing Mead, the sole owner and President of Devon G.P. As of the date hereof, the Motion for Leave remains pending before the Bankruptcy Court. Any recovery of the Company Claims is uncertain at this time.

        The Company cannot predict the outcome of these legal proceedings or estimate the possible effects on the financial condition or results of operations of the Company.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

        NFHLP Claim.    On January 13, 2003, NFHLP and certain of its subsidiaries (the "NFHLP Debtors") filed voluntary petitions to reorganize under Chapter 11 in the United States Bankruptcy Court of the Western District of New York (the "NFHLP Bankruptcy Court") seeking protection under the U. S. bankruptcy laws. Certain of the NFHLP Debtors entered into an agreement dated March 13, 2003 for the sale of certain assets, including the Buffalo Sabres National Hockey League team, and the assumption of certain liabilities. In August 2003, the NFHLP Bankruptcy Court approved the NFHLP Debtors' draft disclosure statement. On October 3, 2003, the NFHLP Bankruptcy Court approved the NFHLP joint plan of liquidation. The NFHLP Debtors filed a complaint, dated November 4, 2003, against, among others, Adelphia and the Creditors' Committee seeking to enforce certain prior stipulations and orders of the NFHLP Bankruptcy Court against Adelphia and the Creditors' Committee related to the waiver of Adelphia's right to participate in certain sale proceeds resulting from the sale of assets. Certain of the NFHLP Debtors' pre-petition lenders, which are also defendants in the adversary proceeding, have filed cross-complaints against Adelphia and the Creditors' Committee asking the NFHLP Bankruptcy Court to enjoin Adelphia and the Creditors' Committee from prosecuting their claims against those pre-petition lenders. Proceedings as to the complaint itself have been suspended. With respect to the cross-complaints, motion practice and discovery are proceeding concurrently; no hearing on dipositive motions has been scheduled.

        The Company cannot predict the outcome of these legal proceedings or estimate the possible effects on the financial condition or results of operations of the Company.

        Adelphia's Lawsuit Against the Rigas Family.    On July 24, 2002, Adelphia filed a complaint in the Bankruptcy Court (the "Rigas Civil Action") against John J. Rigas, Michael J. Rigas, Timothy J. Rigas, James P. Rigas, James Brown, Michael C. Mulcahey, Peter L. Venetis, Doris Rigas, Ellen Rigas Venetis and the Rigas Family Entities. This action generally alleges that defendants conspired to misappropriate billions of dollars from the Company in breach of their fiduciary duties to Adelphia. On November 15, 2002, Adelphia filed an amended complaint against the defendants that expanded upon the facts alleged in the original complaint and alleged violations of the RICO Act (Counts I-IV), breach of fiduciary duty (Count V), securities fraud (Count VI), fraudulent concealment (Count VII), fraudulent misrepresentation (Count VIII), conversion (Count IX), waste of corporate assets (Count X), breach of contract (Count XI), unjust enrichment (Count XII), fraudulent conveyance (Count XIII), constructive trust (Count XIV), inducing breach of fiduciary duty (Count XV), and a request for an accounting (Count XVI) (the "Amended Complaint"). The Amended Complaint seeks relief in the form of, among other things, treble and punitive damages, disgorgement of monies and securities obtained as a consequence of the Rigases' improper conduct and attorneys' fees.

        On June 7, 2003, U.S. District Court Judge George Daniels denied the defendants' motion to remove the case from the Bankruptcy Court to the District Court.

        On January 16, 2003, John J. Rigas, Michael J. Rigas, Timothy J. Rigas, James P. Rigas, Doris Rigas and the Rigas Family Entities (collectively referred to as "Rigas Defendants"), Peter L. Venetis and Ellen Rigas Venetis each filed motions to dismiss the Amended Complaint. These motions were argued in April 2004. On June 28, 2004, the Bankruptcy Court denied the Rigas Defendants' motion to dismiss the Amended Complaint only as to the state law claims (Counts V, VII-XVI) and expressly reserved its ruling on the remaining federal law claims (RICO and securities fraud counts (Counts I-IV, VI)). The Bankruptcy Court further ruled that the Rigas Defendants will have no obligation to answer all or part of the Amended Complaint until either: (i) the Bankruptcy Court rules upon the Rigas

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Defendants' motion to dismiss the federal law claims asserted in the Amended Complaint; or (ii) by further Order of the Bankruptcy Court.

        On August 20, 2004, Adelphia moved for partial summary judgment against John J. Rigas, Timothy J. Rigas, Michael J. Rigas, and James P. Rigas, and the Rigas Family Entities on counts XII (unjust enrichment) and XIV (constructive trust) of the Amended Complaint. Based on Adelphia's books and records as maintained during the tenure of the Rigas Family, Adelphia seeks judgment in the amount of $3,232,000,000 plus pre-judgment interest from April 30, 2002, and asks the court to impose a constructive trust on the Rigases' monies and property acquired, directly or indirectly, through the use of the Company's funds and credit, and to order the re-conveyance of all such monies and property to the Company. On October 20, 2004, the Rigas Defendants filed their response to Adelphia's motion pursuant to Rule 56(f) of the Federal Rules of Civil Procedure, claiming that the court should delay consideration of the motion until the Rigas Defendants have had the opportunity to conduct additional discovery. In a December 2, 2004 decision, the Bankruptcy Court agreed to delay consideration of the motion until the Rigas Defendants could conduct certain, but not all, of the additional discovery they had requested. On October 22, 2004, the Co-Borrowing Facility banks moved to intervene in the Rigas Adversary Proceedings as to Counts XII (unjust enrichment) and XIV (constructive trust) of the Amended Complaint. A hearing was held on December 15, 2004, at which time the Bankruptcy Court granted the banks' motion to intervene but specified that prior to propounding any discovery the banks were to seek agreement from the parties or, in the event the parties cannot reach agreement, leave of court.

        The Company cannot predict the outcome of these legal proceedings or estimate the possible effects on the financial condition or results of operations of the Company.

        Adelphia's Lawsuit Against Deloitte.    Adelphia sued Deloitte, Adelphia's former independent auditors, on November 6, 2002 in the Court of Common Pleas for Philadelphia County seeking damages for Deloitte's role in the Rigas Family's alleged misappropriation of funds from the Company. The complaint brings causes of action for professional negligence, breach of contract, aiding and abetting breach of fiduciary duty, fraud, negligent misrepresentation and contribution. The complaint alleges, among other things, that Deloitte knew of at least aspects of the alleged misappropriation and misconduct of the Rigas Family, and other alleged acts of self-dealing and misappropriation by the Rigas Family were readily apparent to Deloitte from the books and records that Deloitte reviewed and to which it had access. The complaint alleges that, in either case, Deloitte had a duty to report the Rigas Family's alleged misconduct to those who could have acted to stop the Rigas Family, but Deloitte did not do so. The complaint seeks damages of an unspecified amount.

        Deloitte filed preliminary objections to the complaint, which were overruled by the court by order dated June 11, 2003.

        On September 15, 2003, Deloitte filed an Answer, New Matter, and Counterclaims in response to the complaint. In its counterclaims, Deloitte asserted causes of action against Adelphia for breach of contract, fraud, negligent misrepresentation and contribution. Also on September 15, 2003, Deloitte filed a related complaint naming as additional defendants John J. Rigas, Timothy J. Rigas, Michael J. Rigas and James P. Rigas. In this complaint, Deloitte alleged causes of action for fraud, negligent misrepresentation and contribution. On January 9, 2004, Adelphia answered Deloitte's counterclaims. Deloitte moved to stay discovery in this action until completion of the criminal action against John J. Rigas, Timothy J. Rigas, Michael J. Rigas and Michael C. Mulcahey, which Adelphia opposed. Following this motion, discovery was effectively stayed for 60 days but has now commenced. Deloitte

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

and Adelphia have exchanged documents and have begun deposition discovery. The court has indicated its desire to try the case by the end of 2005.

        The Company cannot predict the outcome of these legal proceedings or estimate the possible effects on the financial condition or results of operations of the Company.

        Other Litigation Matters.    The Company is a defendant, and may be a potential defendant, in other lawsuits and claims. The outcomes of such claims, lawsuits, or other proceedings cannot be predicted with certainty. Accordingly, the Company cannot determine the outcome of such claims, lawsuits, or other proceedings nor the potential impact on the financial condition or results of operations of the Company.

SUPPLEMENTAL FINANCIAL SCHEDULES

ADELPHIA COMMUNICATIONS CORPORATION
(Debtors-In-Possession)
SCHEDULE I
CONDENSED BALANCE SHEETS (Parent Company Only)
(amounts in thousands)

	December 31,
	2003	2002	2001
ASSETS
Noncurrent assets:
Investments in and advances to consolidated subsidiaries, net	$390,737	$1,178,418	$3,742,486

Total assets	$390,737	$1,178,418	$3,742,486

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accrued liabilities	$—	$—	$151,423
Current portion of debt	—	—	6,528,517

Total current liabilities	—	—	6,679,940
Noncurrent liabilities	3,138	3,145	2,520
Liabilities subject to compromise	7,462,273	7,310,541	—

Total liabilities	7,465,411	7,313,686	6,682,460
Series B Preferred Stock	—	148,794	148,708
Stockholders' deficit:
Series preferred stock	397	397	167
Class A Common Stock, $.01 par value, 1,200,000,000 shares authorized, 229,787,271, 229,787,096 and 187,774,691 shares issued, respectively, 228,692,414, 228,692,239 and 186,679,834 shares outstanding, respectively	2,297	2,297	1,877
Class B Common Stock, $.01 par value, 300,000,000 shares authorized, 25,055,365, 25,055,365 and 25,055,365 shares issued and outstanding, respectively	251	251	251
Additional paid-in capital	12,071,165	12,071,165	9,267,860
Accumulated other comprehensive loss, net	(9,680)	(18,754)	(8,695)
Accumulated deficit	(18,310,818)	(17,478,206)	(10,289,378)
Treasury stock, at cost	(27,937)	(27,937)	(27,937)

	(6,274,325)	(5,450,787)	(1,055,855)
Amounts due from the Rigas Family and Rigas Family Entities	(800,349)	(833,275)	(2,032,827)

Total stockholders' deficit	(7,074,674)	(6,284,062)	(3,088,682)

Total liabilities and stockholders' deficit	$390,737	$1,178,418	$3,742,486

ADELPHIA COMMUNICATIONS CORPORATION
(Debtors-In-Possession)
SCHEDULE I
CONDENSED STATEMENTS OF OPERATIONS (Parent Company Only)
(amounts in thousands)

	Year ended December 31,
	2003	2002	2001
Expenses:
Interest expense	$—	$276,019	$451,416
Other expense, net	—	175,875	2,520

Total expenses	—	451,894	453,936
Loss before equity in losses of consolidated subsidiaries, net	—	(451,894)	(453,936)
Equity in losses of consolidated subsidiaries, net	(832,612)	(6,736,934)	(5,662,565)

Net loss	(832,612)	(7,188,828)	(6,116,501)
Dividend requirements applicable to preferred stock
Third party	—	(55,551)	(54,359)
Beneficial conversion feature	(7,317)	(3,512)	—

Net loss applicable to common stockholders	$(839,929)	$(7,247,891)	$(6,170,860)

ADELPHIA COMMUNICATIONS CORPORATION
(Debtors-In-Possession)
SCHEDULE I
CONDENSED STATEMENTS OF CASH FLOWS (Parent Company Only)
(amounts in thousands)

	Year ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net loss	$(832,612)	$(7,188,828)	$(6,116,501)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in losses of consolidated subsidiaries, net	832,612	6,736,934	5,662,565
Provision for SEC litigation	—	175,000	—
Amortization of debt financing costs	—	1,000	1,071
Change in accrued liabilities	—	56,225	44,269

Net cash used in operating activities	—	(219,669)	(408,596)
Cash flows used for investing activities:
Investment in and advances to consolidated subsidiaries, net	—	(1,290,038)	(4,209,090)

Net cash used in investing activities	—	(1,290,038)	(4,209,090)
Cash flows from financing activities:
Proceeds from debt, net of issuance costs	—	—	2,933,039
Issuance of Class A Common Stock, net of issuance costs	—	1,007,410	1,404,248
Issuance of convertible preferred stock	—	557,848	334,758
Preferred stock dividends paid	—	(55,551)	(54,359)

Net cash provided by financing activities	—	1,509,707	4,617,686

Increase in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of year	—	—	—

Cash and cash equivalents at end of year	$—	$—	$—

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-in-Possession)
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2003, 2002 and 2001
(Dollars in thousands)

	Balance at beginning of period	Additions/ charges to costs and expenses	Deductions (2)	Adjustments for acquisitions/ dispositions(1)	Balance at end of period
For the year ended December 31, 2003:
Allowance for doubtful accounts	$26,957	$56,395	$(43,244)	$—	$40,108
Valuation allowance for deferred tax asset	3,984,586	291,168	—	—	4,275,754
For the year ended December 31, 2002:
Allowance for doubtful accounts	$104,452	$60,573	$(66,178)	$(71,890)	$26,957
Valuation allowance for deferred tax asset	2,402,540	2,420,622	—	(838,576)	3,984,586
For the year ended December 31, 2001:
Allowance for doubtful accounts	$69,735	$112,041	$(77,324)	$—	$104,452
Valuation allowance for deferred tax asset	1,033,553	1,315,735	—	53,252	2,402,540

(1)
For allowance for doubtful accounts, this column includes the TelCove Spin-off (See Note 9).

(2)
For allowance for doubtful accounts, this column includes amounts written off as uncollectible, net of recoveries.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        The Company's management, under the supervision and with the participation of our CEO, CFO and CAO, has completed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Exchange Act. Certain of the Company's more significant undertakings in evaluating the Company's disclosure controls and procedures are set forth below:

  •
  Upon the revelation of the Rigas Family's alleged misconduct, the Special Committee of the Board, composed solely of three Carryover Directors, Dennis Coyle, Leslie Gelber and Erland Kailbourne, began an investigation of allegations against the Rigas Family. The Special Committee retained the law firm of Covington & Burling to conduct an independent investigation of the allegations against the Rigas Family, which included an investigation of transactions between the Company and certain Rigas Family members and Rigas Family Entities. Covington & Burling's investigation was conducted primarily from May 2002 to March 2003, and included numerous interviews and a review of documentation. Covington & Burling's investigation found that there had been misconduct.

  •
  During the first quarter of 2003, the Company initiated an extensive effort to analyze and review the Company's historical books and records dating back to December 31, 1998. These efforts identified material misstatements in the Company's previously issued financial statements.

  •
  The Company hired a Vice President of Internal Audit in September 2003 who undertook a review of the existing internal audit function and established revised audit scopes, policies, methods and procedures. Subsequently, the internal audit group completed a comprehensive company-wide risk assessment in January 2004. Internal audit identified business processes that were qualitatively and/or quantitatively of higher risk and implemented a risk-based audit plan, including status assessments of previously identified unresolved internal control deficiencies.

Identification of Material Weaknesses and Reportable Conditions

        The Company's efforts to evaluate the effectiveness of the design and operation of its disclosure controls and procedures identified certain "material weaknesses" and other reportable conditions in our internal control. A material weakness was defined for the applicable periods as a reportable condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. A reportable condition was defined for the applicable periods as a matter that relates to significant deficiencies in the design or operation of internal controls that could adversely affect an organization's ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements. We identified the following material weaknesses and/or reportable conditions in our internal control during the three years ended December 31, 2003:

  •
  Deficiencies related to the internal control environment.    The Rigas Management (i) did not promote an environment that emphasized the establishment and/or adherence to appropriate internal control and (ii) took actions or directed subordinates to take actions that circumvented or otherwise defeated the existing internal control system. Management concluded that, among other things, (i) the Company did not have adequate integrity, experience or depth of accounting and financial management personnel, (ii) accounting, information system and supervisory controls over fixed assets and inter-company, cash management and affiliate receivables were not in operation and (iii) the Company lacked a robust governance function, including internal audit and adequate oversight by its board of directors. One result of these control environment deficiencies was that accounting entries were made at the direction of Rigas Management and certain other senior executives without appropriate supporting documentation and that were not in compliance with GAAP. In addition, one member of the Rigas Family served as CFO and chairman of the Audit Committee despite the conflicts of interest associated with such a dual role.

  •
  Deficiencies related to the design, documentation and execution of accounting policies and procedures.    The Company has identified areas where internal control was missing, ineffective or not effectively executed or monitored, including failures in documenting business process policies and procedures, adequately segregating responsibilities and establishing effective management review controls. Accounting entries were processed without appropriate supporting documentation or documented approvals, and balance sheet accounts were not reconciled to subsidiary ledgers on a regular basis. The review and analysis of the historical books and records identified various transactions in which former directors, officers and employees misapplied or ignored generally accepted accounting principles in a manner that permitted the Company to recognize revenue prematurely or defer expenses improperly. Arbitrary adjustments were identified that management believes were recorded for the purposes of meeting debt covenants or achieving certain leverage ratios to obtain more favorable interest rates.

  •
  Deficiencies related to inadequate or ineffective policies and practices for the resolution of unusual or complex accounting matters.    In addition to the deficiencies in the internal control environment noted above, management also concluded that the policies and practices for the resolution of unusual or complex accounting matters were inadequate or ineffective and that the prior organizational structure of the accounting organization was not conducive to the timely identification and accurate resolution of such accounting issues.

  •
  Deficiencies related to policies and procedures with respect to property and equipment, including the capitalization of labor, materials and overhead costs and depreciation.    Management also concluded that the policies and practices for the capitalization of labor, material and overhead costs related to (i) reconnecting customers where a drop already existed, (ii) service calls, (iii) overhead costs, such as cable system electrical power, engineering costs, customer care costs and costs to insure the Company for business interruption and other general risks, (iv) set-top box repairs, (v) equipment repairs, (vi) maintenance contracts, (vii) other normal service and maintenance activities performed by the Company's technical employees and (viii) the amount of interest allocated to construction activities was improper. In addition, the Company generally did not record asset retirements or timely transfer completed construction projects from its construction-in-progress accounts to its property and equipment accounts in order to ensure proper depreciation expense calculations. The reconciliations of the detailed property and equipment sub-ledgers to the general ledger were not performed timely and accurately and there was insufficient monitoring and tracking of suspense accounts and real property. The Company also did not monitor the useful lives for its property and equipment accounts. Finally, the Company generally did not document adjustments to journal entries appropriately.

        PwC reported to management and the Audit Committee the existence of material weaknesses, and the Company's evaluation considered the findings of PwC. Based on our evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, the Company's management, including the CEO, CFO and CAO, has concluded that, as of December 31, 2003, the Company's disclosure controls and procedures were not effective. In addition, based on work to date, the Company's management, including the CEO, CFO and CAO, has concluded that, as of December 31, 2003, the Company's internal control over financial reporting was not effective.

Changes in Internal Control

        We have taken a number of steps that have improved and are expected to continue to improve the effectiveness of the Company's internal control, including the following:

  •
  Adelphia has appointed new members to its Board and Audit Committee such that all current members of the Board and the Audit Committee were appointed subsequent to the discovery of the alleged wrongdoings. All Board members, except our CEO, and all Audit Committee members are independent of the Company.

  •
  The Board created the position of lead independent director in April 2003 in light of current best governance practices for cases where a company's CEO also serves as the chairperson of the Board, as currently is our case. In December 2003, Anthony Kronman, former Dean of the Yale Law School, was elected Lead Director.

  •
  Adelphia appointed a new Chairman and CEO during the first quarter of 2003, a new CFO and a new CAO during the first half of 2003 and a new General Counsel in July 2003.

  •
  Adelphia created a Corporate Governance and Nominating Committee which assists the Board by: (i) recommending to the Board, carrying out and maintaining the Company's corporate governance policies and processes; (ii) identifying qualified individuals for membership on the Board and its committees; (iii) recommending the composition and procedures of the Board and its committees; and (iv) assessing the effectiveness of the Board and its committees.

  •
  Adelphia has adopted charters for the Audit and Corporate Governance Committees.

  •
  The Board has established the new Code of Ethics to include company-wide principles for maintaining the integrity of the Company's compliance, accounting and reporting systems. The Code of Ethics has been disseminated to all Company employees, and employees are required to certify their agreement to abide by the Code of Ethics.

  •
  Adelphia has adopted a whistleblower policy and has established a reporting process for employees by telephone hotline, e-mail, facsimile or physical address. Adelphia's General Counsel serves as Corporate Governance Officer and along with the Vice President of Internal Audit reports whistleblower concerns directly to the Audit Committee of the Board.

  •
  Adelphia has established a Disclosure Committee, consisting of senior executives from the Company's operating, finance and legal groups. The Disclosure Committee was established to assist in the administration of disclosure controls and procedures with respect to the Company's public disclosures, including SEC filings.

  •
  The Company has reorganized and restructured its accounting department. The Company has:

  •
  replaced substantially all of the senior finance and accounting employees;

  •
  implemented a new organizational structure in the department; and

  •
  segregated duties to mitigate the risk of any one employee being able to manipulate financial transactions or to falsify the entry, approval or reconciliation of accounting records.

  •
  The Company has also established policies and procedures that are intended to ensure that the resolution of accounting issues are supported by appropriate documentation and approval.

  •
  The Company significantly expanded the resources devoted to the Company's internal audit function and has revised internal audit reporting lines such that the Vice President of Internal Audit now reports directly to the Audit Committee.

  •
  The Company has performed a review and analysis of all general ledger accounts from December 1998 through December 2003, and implemented new or revised accounting policies and procedures designed to comply with GAAP, rules and regulations of the SEC and, where applicable, cable industry practice.

  •
  The Company has completely revised its policies and procedures with respect to property and equipment, including the capitalization of labor, materials and overhead costs associated with construction and installation activities. The Company has implemented a centralized organization for counting and reporting subscribers to ensure proper controls and consistent practices across all regions.

  •
  The Company has taken advantage of significant outside resources to supplement the Company's finance and accounting functions and to support the preparation of the consolidated financial statements and related information included in this report.

  •
  The Company continues to work to improve its internal control. In this regard, we are currently in the process of completing our documentation and testing requirements under Section 404 of the Sarbanes-Oxley Act of 2002. The majority of the documentation, testing and identification of remediation items has been completed, with the remainder expected to be completed during the first quarter of 2005. To date, the Company has identified over 700 internal control deficiencies that require remediation. The Company is in the process of remediating and retesting these internal control deficiencies. These remediation and retesting efforts will continue during 2005. Based on its preliminary assessments to date, the Company believes that it will have, as of December 31, 2004, material weaknesses in its internal control over financial reporting.

        At the same time as we continue our efforts to improve our internal control, management of the Company has implemented a number of additional procedures and controls, including testing, review and evaluation, to mitigate recognized deficiencies specifically for the preparation of the financial statements for the periods covered by this Annual Report on Form 10-K. Management believes that these procedures and controls were effective in ensuring the proper collection, evaluation and disclosure of the financial information for the periods covered by this report and that the financial statements included in this report are fairly stated in all material respects.

        The effectiveness of the Company's or any system of disclosure controls and procedures and internal control over financial reporting is subject to certain limitations, including the exercise of judgment in designing, implementing and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events, and the inability to eliminate misconduct completely. As a result, the Company's disclosure controls and procedures and internal control over financial reporting may not prevent all errors or improper acts or ensure that all material information will be made known to appropriate management in a timely fashion.

        Other than as summarized above, since December 31, 2003, there have been no significant changes in the Company's internal control over financial reporting or in other factors that could significantly impact such internal control.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

CURRENT EXECUTIVE OFFICERS AND DIRECTORS

        Our current executive officers and directors and their respective ages (as of September 30, 2004) are as follows:

Name	Age	Position
William T. Schleyer	53	Chairman and CEO
Ron Cooper	47	President and COO
Vanessa A. Wittman	37	Executive Vice President and CFO
Brad M. Sonnenberg	49	Executive Vice President, General Counsel and Secretary
Scott D. Macdonald	43	SVP and CAO
David R. Brunick	42	SVP—Human Resources
Jack A. Olson	50	SVP—Media Services
Joseph W. Bagan	39	SVP—Southeast Region
Paula J. Trustdorf	57	SVP—Central Region
Lee A. Perron	50	SVP—California Region
Robert G. Wahl	63	SVP—Northeast Region
Steven M. Delgado	46	SVP—Western Region
E. Thayer Bigelow, Jr.	62	Director
Rodney W. Cornelius	54	Director
Anthony T. Kronman	59	Director
Philip R. Lochner, Jr.	61	Director
Susan Ness	56	Director
Kenneth L. Wolfe	65	Director

        Below is information, including biographical information, about our current executive officers and directors.

        William T. Schleyer has served as our Chairman and CEO since March 2003. Prior to joining Adelphia, from October 2001 to November 2002, Mr. Schleyer was President and CEO of AT&T Broadband, which provided cable video, HSI access and telephony service to more than 13 million homes across the United States. AT&T Broadband merged with Comcast Corporation in November 2002. Prior to joining AT&T Broadband, from February 2000 to October 2001, Mr. Schleyer was a principal in Pilot House Ventures Group, LLC, a venture capital company based in Boston. Mr. Schleyer also previously served as President and COO of MediaOne, the broadband services arm of U S WEST Media Group from November 1996 to October 1997. He also was President and COO of Continental Cablevision, Inc. before the company's merger with U S WEST in 1996. Mr. Schleyer serves on the board of directors for the National Cable Television Association, CableLabs, Inc., C-SPAN, and Rogers Communications, Inc.

        Ron Cooper has served as our President and COO since March 2003. Prior to joining Adelphia, Mr. Cooper was COO of AT&T Broadband from October 2001 to November 2002, where he was responsible for the operational management of all of the company's functional and geographical units and directed AT&T Broadband's video, voice and data businesses. Before joining AT&T Broadband, Mr. Cooper was founder of Relera, an information services company serving corporate customers and served as President from April 2000 to October 2001. Mr. Cooper previously served as Executive Vice President of MediaOne from 1995 to July 1999, where he oversaw all operations, and previously held a number of senior executive positions with Continental Cablevision, Inc. Mr. Cooper is a member of the National Cable Television Association, the Cable and Telecommunications Association for Marketing and a number of state trade associations and industry and community organizations.

        Vanessa A. Wittman has served as our Executive Vice President and CFO since March 2003. Prior to joining Adelphia, from April 2001 to March 2003, Ms. Wittman served as CFO at 360networks, a telecommunications service provider, where she led that company's restructuring efforts to successfully emerge from bankruptcy protection. From February 2000 to April 2001, Ms. Wittman served as Vice President, Corporate Development at 360networks. Prior to joining 360networks, Ms. Wittman served as Senior Director of Corporate Development at Microsoft Corporation from April 1999 to May 2000, and had previously been the CFO of the wireless-services company, Metricom, Inc. from April 1997 to December 1999.

        Brad M. Sonnenberg has served as our Executive Vice President, General Counsel and Secretary since July 2003. Prior to joining Adelphia, Mr. Sonnenberg was SVP, General Counsel and Secretary from June 2002 to July 2003 at Covad Communications, where he played a lead role in that company's bankruptcy restructuring. Mr. Sonnenberg joined Covad Communications, a provider of HSI and network access utilizing DSL technology, in January 1999. From October 1990 to January 1999, Mr. Sonnenberg served as an Assistant U.S. Attorney for the Department of Justice, where he prosecuted white collar crimes.

        Scott D. Macdonald has served as our SVP and CAO since March 2003. Prior to joining Adelphia, Mr. Macdonald was SVP and Corporate Controller at AT&T Broadband from February 2001 to November 2002. From June 2000 to January 2001, Mr. Macdonald served as AT&T Broadband's Vice President of Financial Operations. Prior to this position, Mr. Macdonald was SVP of Accounting and Finance for AT&T Broadband from June 1999 to May 2000. Before joining AT&T Broadband, Mr. Macdonald was Vice President and Controller for Primestar, Inc., a provider of satellite television services in the United States, from October 1996 to May 1999. He is a certified public accountant in the state of Colorado and is a member of the American Institute of Certified Public Accountants and the Colorado Society of Certified Public Accountants.

        David R. Brunick has served as our SVP—Human Resources since March 2003. Mr. Brunick has 20 years of human resource experience in the transportation, health, telecommunications and cable/broadband industries. Prior to joining Adelphia, from February 2000 through December 2002, Mr. Brunick was Senior Vice President of Human Resources for AT&T Broadband. Prior to that position, from January 1998 to February 2000, Mr. Brunick was Vice President of Human Resources at MediaOne.

        Jack A. Olson has served as our SVP—Media Services since April 2003. Mr. Olson joined Adelphia in 1980 and has held a series of management and marketing positions with the Company, being named Vice President of Media Development in 1996.

        Joseph W. Bagan has served as our SVP—Southeast Region since April 2004. From March 2003 to March 2004, Mr. Bagan was the SVP—Information Technology and Chief Administrative Officer of Adelphia. Prior to joining Adelphia, from December 2002 to February 2003, Mr. Bagan was the CFO for Ricochet Wireless High Speed Data Internet (d/b/a Ricochet Networks, Inc.), a wireless high-speed data service provider targeted to mobile high speed data users. Prior to joining Ricochet, Mr. Bagan was Chief Information Officer for AT&T Broadband from January 2000 to October 2001, and was the SVP of Billing Operations and Chief Information Officer from October 2001 to November 2002. Mr. Bagan had previously been a partner at Arthur Andersen responsible for the Communications, Media and High Tech consulting practice for the southwestern United States from October 1997 to January 2000.

        Paula J. Trustdorf has served as our SVP—Central Region since September 2003. Ms. Trustdorf has more than 12 years of experience in the cable industry. Prior to joining Adelphia, from June 2000 to March 2003, Ms. Trustdorf was a SVP at AT&T Broadband, responsible for its Dallas Region. Prior to her role at AT&T Broadband, Ms. Trustdorf was Regional Vice President, Operations—Northwest Division at TCI of Colorado, Inc. from February 1998 to June 2000.

        Lee A. Perron has served as our SVP—California Region since April 2003. Mr. Perron has 22 years experience in the cable television industry. Mr. Perron joined Adelphia in October 1999 in connection with Adelphia's acquisition of Century, where he served as Vice President, Corporate Affairs since January 2000. Mr. Perron held several management positions with Adelphia prior to being appointed to his current position, including Vice President, Corporate Affairs from October 1999 to March 2002 and Regional Vice President from March 2002 to April 2003. Prior to his employment with the Company, Mr. Perron held various management positions at Tele-Communications, Inc., serving as that company's Regional Vice President, West Division from 1997 until 1998.

        Robert G. Wahl has served as our SVP—Northeast Region since April 2003. Mr. Wahl joined Adelphia in 1990. Mr. Wahl has served in a series of management positions for the Company in connection with cable systems throughout the Northeast, including Corporate Director of Operations for the Great Lakes Region from June 1994 to July 1999, and Regional Vice President for the Great Lakes Region from August 1999 to March 2003.

        Steven M. Delgado has served as our SVP—Western Region since September 2003. Mr. Delgado joined Adelphia in October 1999 as Regional Vice President in connection with Adelphia's acquisition of Century. From 1997 to October 1999, Mr. Delgado served as Vice President at Century, where he managed its Western Region. Mr. Delgado is a 20-year veteran of the cable industry, and has worked in the areas of advertising sales, direct sales, telemarketing, marketing, programming, and operations.

        E. Thayer Bigelow, Jr. was appointed a director by the Board effective August 2003. Mr. Bigelow is a member of the Audit Committee and Chairman of the Compensation Committee of the Board. Mr. Bigelow has been the Managing General Partner of Bigelow Media, LLC, which is an investor in media and entertainment companies, since September 2000. Previously, Mr. Bigelow was Senior Advisor of Time Warner, Inc., a media and entertainment company, from October 1998 to September 2000. From February 1997 to October 1998, Mr. Bigelow was the Acting CEO of Courtroom Television Network LLC, a network distributed through cable television and satellite systems providing live coverage of trials and related documentary and entertainment programming. From September 1991 to February 1997, Mr. Bigelow was the President and CEO of Time Warner Cable Programming, Inc., which developed and invested in new cable television networks and other new services distributed over cable systems. From May 1988 to September 1991, Mr. Bigelow served as the President of Home Box Office, Inc, a distributor of pay television programming throughout the world on cable television and satellite systems. Mr. Bigelow serves on the boards of directors of Crane Co. and Huttig Building Products, Inc. and is an independent director of the Lord Abbett family of mutual funds.

        Rodney W. Cornelius was appointed a director by the Board effective October 2002. Mr. Cornelius, a 20-year veteran of the cable industry, is currently an investor focusing on private and public markets as well as venture capital. In 1997, Mr. Cornelius co-founded and was an investor in Renaissance Cable, which owned and operated cable systems, and served as its Vice Chairman until 1999 when it was sold to Charter Communications. In 1983, Mr. Cornelius was employed by and held a minority interest in Cablevision Industries, Inc., which at the time, owned and operated cable systems serving approximately 100,000 subscribers. Mr. Cornelius held various executive positions including CFO, COO and Vice Chairman of the Board until 1996 when the company, then having approximately 1.5 million subscribers, was sold to Time Warner. Prior to 1983, Mr. Cornelius was a Certified Public Accountant.

        Anthony T. Kronman was appointed a director by the Board effective October 2002 and was appointed Lead Director on December 5, 2003. Professor Kronman is a member of the Corporate Governance and Nominating Committee of the Board. Professor Kronman is Sterling Professor of Law at Yale Law School and was the dean of the school from 1994 until his deanship concluded on July 1, 2004.

        Philip R. Lochner, Jr. was appointed a director by the Board effective May 2003. Mr. Lochner is a member of the Compensation Committee and Chairman of the Corporate Governance and Nominating Committee of the Board. Mr. Lochner serves on the boards of directors of Apria Healthcare Group Inc., GTech Holdings, Inc., Clarcor Inc., Solutia Inc. and is a member of the Board of Governors of the American Stock Exchange. Mr. Lochner served as SVP and Chief Administrative Officer of Time Warner, Inc., the media and entertainment company, from July 1991 to June 1998. Previously, Mr. Lochner served as a Commissioner on the United States Securities and Exchange Commission from March 1990 to July 1991.

        Susan Ness was appointed a director by the Board effective May 2003. Ms. Ness is a member of the Audit and Corporate Governance and Nominating Committees of the Board. Since 2001, Ms. Ness has been a business consultant to communications companies. Ms. Ness was Distinguished Visiting Professor of Communication at the Annenberg School for Communication (University of Pennsylvania) and Director of Information and Society of the Annenberg Policy Center for the 2001-2002 academic year. Ms. Ness was a Commissioner of the Federal Communications Commission from 1994 to 2001. Prior to joining the Federal Communications Commission, Ms. Ness was a vice president of American Security Bank and was the group head for lending to communications companies. She also was Assistant General Counsel to the Banking, Currency and Housing Committee of the United States House of Representatives during the mid-1970s. Ms. Ness serves on the boards of directors of LLC International, Inc. and the Library of American Broadcasting Foundation.

        Kenneth L. Wolfe was appointed a director by the Board effective August 2003. Mr. Wolfe is Chairman of the Audit Committee of the Board. Mr. Wolfe served as the Chairman and CEO of Hershey Foods Corporation, a food and products manufacturing firm, from 1994 until his retirement in December 2001. He joined that company in 1967 and held various executive positions before being appointed Vice President and CFO in 1981. In 1984, Mr. Wolfe was named SVP. From 1985 to 1993, he was President and COO. Mr. Wolfe serves on the board of directors of Bausch & Lomb, Inc. and Revlon, Inc., and is an advisory member of the Board of Trustees of Fidelity Funds.

        There are no family relationships among the current executive officers and directors of the Company. Ms. Wittman was serving as an executive officer at 360networks when it filed for protection under Chapter 11 in June 2001.

        Each director named above holds such office until the next annual meeting of stockholders and until his or her successor is elected and qualified.

Identification of Audit Committee/Audit Committee Financial Expert

        Adelphia has a separately designated standing Audit Committee established in accordance with Section 3(a) (58) (A) of the Exchange Act. The Audit Committee, which has a written charter approved by the Board, consists of three directors: Kenneth L. Wolfe, Chairman, E. Thayer Bigelow, Jr. and Susan Ness. Each member of the Audit Committee is independent and able to read and understand fundamental financial statements as defined in the listing standards of Nasdaq and applicable SEC regulations. The Board has determined that Mr. Wolfe is an audit committee financial expert within the meaning of Item 401(h) of Regulation S-K under the Securities Act.

Code of Business Conduct and Ethics

        Adelphia adopted its Code of Ethics in April 2003. See Item 1, "Business—Corporate Governance—Code of Business Conduct and Ethics."

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires directors, executive officers, and persons who own more than 10% of the Class A Common Stock, to file with the SEC initial reports of ownership and reports of changes in ownership of Adelphia's equity securities. Executive officers, directors and greater than 10% stockholders are required by SEC regulations to provide us with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such reports furnished to us and written representations from our executive officers and directors, during and for the year 2003, all Section 16(a) filing requirements applicable to our executive officers and directors were complied with, except that the following current or former officers of Adelphia failed to timely report their initial ownership of securities on Form 3 on their respective appointments as officers of Adelphia: Joseph W. Bagan, Christopher T. Dunstan, Scott D. Macdonald, James M. Matusoff, Ronald F. Stengel, Paula J. Trustdorf and Vanessa A. Wittman. All required Forms 3 were later filed with the SEC. In addition, based solely on our review of the copies of Section 16(a) reports furnished to us, the following greater than 10% stockholders did not file Forms 5 for the year 2003: John J. Rigas, Michael J. Rigas, Timothy J. Rigas, James P. Rigas, Ellen Rigas Venetis and Highland, a Rigas Family Entity. We are unable to determine whether such filings were required under Section 16(a) because we do not have access to, and those individuals have not provided us with, the necessary information to make such a determination.

ITEM 11.    EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

        The following table sets forth for the periods indicated information regarding the compensation earned by or paid to our current CEO, the four other most highly compensated executive officers serving as of December 31, 2003 and each other person who served as CEO at any time during the year (collectively referred to herein as the "Named Executive Officers"):

Summary Compensation Table for 2003

	Annual Compensation
Name and Principal Position	Year	Salary ($)		Bonus ($)		Other Annual Compensation ($)		All Other Compensation ($)
William T. Schleyer(1) Chairman and CEO	2003	1,384,387	(2)	1,489,848	(3)
Ron Cooper(1) President and COO	2003	916,526	(4)	992,290	(5)			750	(6)
Vanessa A. Wittman(1) Executive Vice President and CFO	2003	356,610		1,570,322	(7)	111,921	(8)
Joseph W. Bagan(9) SVP-Southeast Region	2003	217,154		632,729	(10)			750	(6)
Robert G. Wahl(9) SVP-Northeast Region	2003	238,461		486,424	(10)			750	(6)
Erland E. Kailbourne(11) Former Chairman and Interim CEO	2003 2002	220,091 505,346	(12) (13)

(1)
Messrs. Schleyer and Cooper joined Adelphia in January 2003, and Ms. Wittman joined Adelphia in March 2003.

(2)
Amount includes $1,000,387, the pro rata portion of Mr. Schleyer's annual salary of $1,275,000 for his services on and after March 18, 2003, and $384,000, Mr. Schleyer's compensation for his services prior to March 18, 2003, as provided by his employment agreement. During the period January 17, 2003 through March 18, 2003 (the effective date of the Bankruptcy Court's approval of Mr. Schleyer's employment agreement), Mr. Schleyer was employed by Adelphia, but did not act as an officer or director of Adelphia.

(3)
Amount includes the 2003 portion of Mr. Schleyer's signing bonus equal to $480,328 and incentive bonus paid pursuant to the short-term incentive plan (the "STIP") of $1,009,521.

(4)
Amount includes $666,926, the pro rata portion of Mr. Cooper's annual salary of $850,000 for his services on and after March 18, 2003, and $249,600, Mr. Cooper's compensation for his services prior to March 18, 2003, as provided by his employment agreement. During the period January 17, 2003 through March 18, 2003 (the effective date of the Bankruptcy Court's approval of Mr. Cooper's employment agreement), Mr. Cooper was employed by Adelphia, but did not act as an officer or director of Adelphia

(5)
Amount includes the 2003 portion of Mr. Cooper's signing bonus equal to $319,277 and incentive bonus paid pursuant to the STIP of $673,014.

(6)
Amount includes matching contributions under Adelphia's 401(k) plan.

(7)
Amount includes a one-time signing bonus of $250,000, incentive bonus paid pursuant to the STIP of $340,634 and an award pursuant to the Adelphia Communications Corporation Performance Retention Plan of $979,688. Per the terms of the Adelphia Communications Corporation Performance Retention Plan, the $979,688 award has not yet been paid. Unless vesting is accelerated in connection with the consummation of a restructuring (as defined in the Performance Retention Plan), the award generally vests in 36 equal monthly installments commencing in April 2004.

(8)
Amount represents the reimbursement of relocation expenses (including tax gross-up).

(9)
Mr. Bagan joined Adelphia in March 2003, and Mr. Wahl became an executive officer of Adelphia in April 2003 in connection with his promotion to the position of SVP.

(10)
Mr. Bagan's bonus figure represents an incentive bonus paid pursuant to the STIP of $117,104 and an award pursuant to the Adelphia Communications Corporation Performance Retention Plan of $515,625. Mr. Wahl's bonus figure represents an incentive bonus paid pursuant to the STIP of $142,674 and an award pursuant to the Adelphia Communications Corporation Performance Retention Plan of $343,750. Per the terms of the plan, the amounts awarded under the Adelphia Communications Corporation Performance Retention Plan have not yet been paid. Unless vesting is accelerated in connection with the consummation of a restructuring (as defined in the Performance Retention Plan), the awards generally vest in 36 equal monthly installments commencing in April 2004 with respect to Mr. Bagan and commencing in May 2004 with respect to Mr. Wahl.

(11)
Mr. Kailbourne served as our interim CEO from May 2002 until March 2003.

(12)
Amount includes (i) $199,688, which represents salary paid to Mr. Kailbourne in 2003 for his services as Interim CEO and (ii) $20,403, which represents compensation paid to Mr. Kailbourne in 2003 for his services as a director after resigning his position as Interim CEO.

(13)
Amount includes (i) $447,846, which represents salary paid to Mr. Kailbourne in 2002 for his services as Interim CEO and (ii) $57,500, which represents compensation paid to Mr. Kailbourne in 2002 for his services as a director prior to being appointed Interim CEO.

STOCK OPTION/SAR GRANTS

        There were no grants of stock options or stock appreciation rights ("SARs") to any of the Named Executive Officers in 2003.

AGGREGATED OPTION/SAR EXERCISES AND YEAR END OPTION/SAR VALUES

        During the fiscal year ended December 31, 2003, none of the Named Executive Officers exercised any stock options or SARs. Set forth below is information on the number of shares of Class A Common Stock underlying unexercised options held by the Named Executive Officers as of December 31, 2003. None of such stock options were in-the-money as of December 31, 2003.

Aggregated Option/SAR Exercises in 2003 and 2003 Year-End Option/SARs Values

Number of Securities Underlying Unexercised Options/SARs at FY-End (#)
Name
	Exercisable	Unexercisable
William T. Schleyer	—	—
Ron Cooper	—	—
Vanessa A. Wittman	—	—
Joseph W. Bagan	—	—
Robert G. Wahl	—	1,700
Erland E. Kailbourne	1,100	—

LONG-TERM INCENTIVE PLAN AWARDS

        None of the Named Executive Officers received long-term incentive plan awards in 2003.

DIRECTOR COMPENSATION

        Our current directors are compensated for their services as follows:

        Each director who is neither an officer nor an employee of the Company is paid $75,000 a year for serving as a director. In addition, each director is paid $2,000 for each board meeting attended and $1,000 for each committee meeting attended. The chairman of each committee is also paid an additional $500 for each committee meeting over which he or she presides. Beginning in 2004, the Lead Director is paid an additional $10,000 a year.

        Directors who are also our officers or employees do not receive any additional compensation for their services as directors. Mr. Schleyer is our only director who is also an officer or employee of Adelphia.

EMPLOYMENT ARRANGEMENTS

William T. Schleyer and Ron Cooper

        On January 17, 2003 Adelphia entered into employment and indemnification agreements with William T. Schleyer—CEO, and Ron Cooper—President and COO, which agreements were subsequently amended and became effective on March 18, 2003 following approval of the agreements by the Bankruptcy Court. The term of each employment agreement runs until December 31, 2005, and will be automatically extended annually for an additional year absent notice by June 30, 2005 to the contrary.

        The employment agreements provide for annual base salaries of $1,275,000 for Mr. Schleyer and $850,000 for Mr. Cooper, to be reviewed by the Board annually but not to be decreased except upon mutual consent. The executives are guaranteed an annual bonus for 2003 of 100 percent of base salary prorated for the period between the effective date of the agreement and December 31, 2003. In 2004 and all subsequent years the executives will be eligible for an annual bonus of 100 percent of base salary for meeting certain performance targets, and such bonus may be adjusted accordingly for performance below or above the performance targets. The agreements provide for a signing bonus of $1,700,000 for Mr. Schleyer and $1,130,000 for Mr. Cooper, to be payable in ratable monthly installments from the month in which the effective date occurs until December 2005.

        Each agreement provides that if an executive's employment is terminated by Adelphia not for cause or by the executive for good reason (as defined in the agreements), the executive shall receive within 30 days after termination a payment of three times the sum of base salary and target bonus (guaranteed bonus for 2003). The executive will also be entitled to health coverage at employee rates for 18 months.

        If an executive's employment is terminated by Adelphia for cause or by the executive not for good reason, the executive shall receive salary earned through the date of termination of employment. If employment is terminated for cause before December 2005, the executive is required to repay the portion of the signing bonus he has received. If the executive voluntarily terminates employment not for good reason before December 2005, the executive will not receive the remaining portion of his signing bonus.

        Upon Adelphia's emergence from bankruptcy, the executives will be entitled to receive initial equity awards of restricted shares valued at $10.2 million for Mr. Schleyer and $6.8 million for Mr. Cooper. One third of the shares will vest on the second anniversary of the effective date of each executive's employment agreement (e.g., if the date of emergence occurs on the second anniversary of such effective date, one third of the restricted shares would be fully vested when granted), an additional third on the first anniversary of the date of Adelphia's emergence from bankruptcy, and the final third on the second anniversary of the date of emergence. The executives are eligible to receive an additional grant of restricted shares of up to $5.1 million for Mr. Schleyer and $3.4 million for Mr. Cooper if the Board determines that the executives' performance during the pre-emergence period was exceptional.

        For each calendar year after the year in which Adelphia emerges from bankruptcy, the executives will be eligible to receive equity awards (made up of restricted shares and/or stock options) valued at two times the sum of base salary plus target annual bonus, if they achieve certain performance targets set by the Board.

        Upon emergence from bankruptcy and in each year thereafter, the executives will be eligible to receive grants of stock options in amounts to be determined by the Board. If the executives are terminated by Adelphia for cause or resign not for good reason, all unvested restricted shares, restricted deferred share units, and options are forfeited. Any vested stock options immediately expire if the executive is terminated by Adelphia for cause. If the executive resigns other than for good reason, any vested stock options must be exercised within 30 days.

        The executives agree not to compete with the Company for one year after employment is terminated for any reason other than the expiration of the agreement. Each employment agreement also provides that the executives shall not divulge confidential information, shall not solicit the Company's customers for one year following termination of employment for any reason and shall assign intellectual property rights to the Company.

        Adelphia will provide a gross-up for any excise tax imposed upon either of the executives under Internal Revenue Code Section 4999 or similar provisions sufficient to put each of the executives in the same after-tax position as if such excise tax were not due. Each of the executives shall be entitled to continuing indemnification for any additional tax imposed by taxing authorities relating to such excise tax or gross-up.

        Each of the employment agreements provide that each of the executives will be permitted use of the Company's aircraft in accordance with the Company's aircraft policy approved by the Board, provided that no personal use of the Company aircraft shall be permitted. The Board-approved aircraft policy provides, among other things, that reimbursed commuting under a timeshare arrangement does not constitute personal use of the aircraft if significant advantages to the Company in terms of time, money, security or productivity may be realized.

        To induce Messrs. Schleyer and Cooper to enter into their employment agreements, Adelphia entered into indemnification agreements with each of them pursuant to which, Adelphia agrees to indemnify each of Messrs. Schleyer and Cooper, respectively, in their capacity as officers of Adelphia and, in the case of Mr. Schleyer, in his capacity as a director of Adelphia.

        Subject to certain limited exceptions, the indemnification agreements indemnify Messrs. Schleyer and Cooper against any and all expenses and liabilities incurred by them as a result of any action or legal proceeding related to their status as a fiduciary of Adelphia, to the fullest extent permitted by law. Under the terms of the indemnification agreements, Adelphia will, among other things, advance all such expenses incurred by them or on their behalf without regard to their ultimate entitlement to indemnification, however, Messrs. Schleyer and Cooper would be required to repay such advances if it is determined by judgment or final adjudication that they would not be entitled to be indemnified. A determination as to whether Adelphia will indemnify either of Messrs. Schleyer or Cooper against any action or legal proceeding will be decided either by members of the Board who are not involved in the proceeding or by independent counsel hired by Adelphia.

Vanessa A. Wittman

        Adelphia entered into an employment agreement with Vanessa A. Wittman—Executive Vice President and CFO, effective on May 8, 2003. The term of the agreement runs until the death or disability of Ms. Wittman, or termination by Adelphia or Ms. Wittman for any reason.

        The agreement provides for initial annual base salary of $475,000 which may be increased subject to periodic review. Pursuant to the Compensation Committee's annual performance review of Ms. Wittman in January 2004, her annual base salary was increased to $490,000, effective in April 2004.

        The agreement provides that Ms. Wittman is eligible to earn annual incentive bonuses of 80% of base salary, upon the satisfaction of performance goals set by the Compensation Committee. Ms. Wittman is eligible to participate in the Company's Performance Retention Plan, the initial terms of which include a grant of 200% of base salary to be payable in accordance with the terms of the plan and prorated for the first year of employment.

        The employment agreement provides that if Ms. Wittman's employment terminates for any reason, she will be entitled to receive any accrued but unpaid base salary, vested benefits, and unreimbursed expenses. If Ms. Wittman's employment is terminated by Adelphia without cause or by Ms. Wittman with good reason, she shall be entitled to (i) any accrued and unpaid incentive bonus for previous years, (ii) a pro rata portion of the incentive bonus for the year in which the termination occurs, (iii) continued payment of base salary for two years, and (iv) payment of health care premiums equal to the price of Company health care premiums for one year.

        Ms. Wittman has agreed not to compete with Adelphia for at least 12 months following termination of her employment for any reason. The employment agreement provides that Ms. Wittman shall not divulge confidential information, shall not solicit the Company's customers for one year following termination of employment for any reason and shall assign intellectual property rights to the Company.

Robert G. Wahl and Joseph W. Bagan

        On November 10 and November 1, 2004, Adelphia entered into amended and restated employment agreements with Robert G. Wahl, SVP-Northeast Region, and Joseph W. Bagan, SVP-Southeast Region, respectively. Such agreements became effective on their dates of execution and supercede the prior employment agreements that the executives had with Adelphia that became effective May 8, 2003. The term of each agreement runs until (i) the death or disability of the executive; (ii) termination of the executive by Adelphia with or without cause; or (iii) termination by the executive with or without good reason. Modifications to the agreements include revisions to the definition of good reason (as defined in the agreements), the provision concerning the reimbursement of business and other expenses and the calculation of the incentive bonus in the event of termination from Adelphia. Also, provisions regarding continued medical coverage for up to two years following certain termination events and reimbursement for relocation expenses were added.

        The agreements provide for an annual base salary of $260,000 for both Mr. Wahl and Mr. Bagan, which may be increased, subject to periodic review. The agreements also provide that the executives are eligible to earn annual incentive bonuses upon the satisfaction of performance goals set by the Compensation Committee. The executives are eligible to participate in the Company's Performance Retention Plan, the terms of which include a grant of cash and/or restricted stock to be payable in accordance with the terms of the plan.

        The agreements provide that in the event that either executive's employment terminates due to death or disability, the executive is entitled to any accrued, unpaid base salary and incentive bonuses, a pro rata portion of the incentive bonus for the year in which termination occurs, all vested and unpaid benefits under the Company's benefit plans and unreimbursed business expenses. In the event that the executive's employment is terminated by Adelphia other than for death, disability or cause, or if terminated by the executive for good reason, the executive is entitled to, in addition to the aforementioned, payment of an amount equal to the base salary for two years, continued medical coverage for two years and reimbursement for relocation expenses if the executive had previously relocated at the Company's request since March of 2003. In the event the executive is terminated for cause (as defined in the agreements) or by the executive without good reason, he shall only receive accrued, unpaid base salary, vested benefits and unreimbursed expenses.

        Messrs. Wahl and Bagan are prohibited from competing with the Company for at least 12 months following termination of employment for any reason without the express prior written approval of the Company. The agreements also provide that the executives shall not divulge confidential information, shall not solicit the Company's customers or employees for at least 12 months following termination of employment for any reason and shall have no claim to the Company's intellectual property rights.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

        Our Compensation Committee is currently comprised of E. Thayer Bigelow, Jr. and Philip R. Lochner, both of whom have been serving on such committee since 2003. Pete J. Metros, Dennis P. Coyle and Leslie J. Gelber, former board members, also served as members of our Compensation Committee during various periods in 2003. None of the members of our Compensation Committee in 2003 was an officer or employee of Adelphia or any of its subsidiaries during 2003, and none of them have ever been an officer of Adelphia or any of its subsidiaries. During 2003, none of our executive officers served as a member of the board of directors or compensation committee of any other company that had one or more executive officers serving as a member of our Board or our Compensation Committee. See Note 7, "Transactions with Other Officers and Directors," to the accompanying consolidated financial statements for a description of Dennis Coyle's related party transactions in certain years prior to 2003.

NON-EQUITY BASED PLANS AND AGREEMENTS MAINTAINED BY THE COMPANY

KERP Programs

        On September 21, 2004, the Bankruptcy Court entered orders authorizing the Debtors to implement and adopt the continuity program that consists of two distinct programs (i) the Adelphia Communications Corporation Key Employee Continuity Program (as amended, the "Stay Plan") and (ii) the Adelphia Communications Corporation Sale Bonus Program (as amended, the "Sale Plan" and, together with the Stay Plan, the "Continuity Program"), which are each designed to motivate certain employees to remain with the Debtors. In addition, the orders authorized certain amendments to the Amended and Restated Severance Program and certain formal employment agreements. With respect to the Stay Plan and the Sale Plan, in the event that (i) a Change in Control (as defined in the Stay Plan and the Sale Plan) occurs and (ii) all of the bonuses under both the Stay Plan and the Sale Plan are payable, the total cost of the Continuity Program could reach approximately $30.8 million (including approximately $9.8 million payable under the Stay Plan, $18.0 million payable under the Sale Plan, and a $3.0 million pool from which the CEO of Adelphia may grant additional bonuses). William T. Schleyer, Ron Cooper, Vanessa A. Wittman and Brad M. Sonnenberg are not eligible to participate in the Continuity Program.

  Stay Plan

        Subject to the terms of the Stay Plan, certain employees of the Company (the "Stay Participants") may each be eligible to receive a cash payment in the form of a bonus (the "Stay Bonus") if, subject to certain limited exceptions, the Stay Participants continue their active employment with the Company or its successors from the date such Stay Participant is notified in writing that he or she has been selected for coverage under the Stay Plan to the payroll date immediately following the nine month anniversary of such date. The CEO of Adelphia selects the Stay Participants and, subject to the review and approval of the Compensation Committee of the Board, establishes the amount of each Stay Participant's Stay Bonus, subject to any aggregate amounts available under the Stay Plan.

  Sale Plan

        Under the terms of the Sale Plan, certain employees of the Company (the "Sale Participants") may each be eligible to receive cash payments in the form of a bonus (the "Sale Bonus") if, subject to certain limited exceptions, the Sale Participants continue their active employment with the Company or its successors until, and following, a Change in Control (as defined in the Sale Plan). Fifty percent of the Sale Bonus will be paid to eligible Sale Participants within ten business days of the effective date of the Change in Control and the remaining fifty percent of the Sale Bonus will be paid to eligible Sale Participants within ten business days of the six month anniversary of such effective date; provided that a Sale Participant's employment has continued through such dates, subject to certain limited exceptions. The CEO of Adelphia will select the Sale Participants and, subject to the review and approval of the Compensation Committee of the Board, will establish the amount of each Sale Participant's Sale Bonus, subject to any aggregate amounts available under the Sale Plan.

  Amended and Restated Severance Program

        Employees of the Company are currently afforded severance benefits either pursuant to Adelphia's existing severance plan, the Amended and Restated Adelphia Communications Corporation Severance Plan (the "Severance Plan"), or pursuant to an existing employment agreement with the Company (each an "Existing Employment Agreement"). Except for certain limited exceptions, all full-time employees of Adelphia and certain affiliates that do not have Existing Employment Agreements are covered by the Severance Plan, which provides for severance pay in the event of a termination without "Cause" (as defined in the Severance Plan). The modifications to the Severance Plan and the form of employment agreements (as described in the following paragraph) that were approved by the Bankruptcy Court pursuant to the order entered September 21, 2004, could cost the Company a maximum of $9.973 million (including $5.723 million in enhanced severance benefits and healthcare continuation, and $4.250 million in relocation reimbursement expenses) if each Director-level employee, Vice President ("VP") and SVP were to be involuntarily separated from the Company and all eligible VPs and SVPs qualified for the maximum amount of relocation reimbursement. William T. Schleyer, Ron Cooper, Vanessa A. Wittman and Brad M. Sonnenberg are not eligible to participate in the Severance Plan.

  Form of Amended and Restated Employment Agreement and New Form of Employment Agreement

        The Company will seek to (i) amend and restate all Existing Employment Agreements that the Company has with VPs and SVPs by entering into the Form of Amended and Restated Employment Agreements (as approved by the Bankruptcy Court) with such VPs and SVPs and (ii) enter into a New Form Employment Agreement (as approved by the Bankruptcy Court) with VPs that are not currently a party to an Existing Employment Agreement and all new employees hired at the level of VP or SVP. As a result, all eligible VPs and SVPs will have agreements that reflect certain recently approved modifications, including (i) severance benefits upon resignation for "Good Reason" (as such term is defined in the relevant agreement); (ii) non-competition covenants (subject to applicable law); (iii) reimbursement for certain relocation expenses in the case of certain VPs and SVPs that are new hires or have relocated since March 2003 and are terminated under certain circumstances; and (iv) healthcare continuation coverage following a termination by the Company without Cause or by the VP or SVP with Good Reason for a period that is coterminous with their respective severance benefit. Certain VPs and SVPs that enter into the Form of Amended and Restated Employment Agreement or the New Form Employment Agreement, as the case may be, may also be eligible to participate in the Continuity Program and/or the Amended and Restated Adelphia Communications Corporation Performance Retention Plan.

Short-Term Incentive Plan

        The Company maintains the STIP, which is a calendar year program, and which provides for the payment of annual bonuses to employees of the Company based upon the satisfaction of qualitative and quantitative metrics, as approved by the Compensation Committee of the Board. In general, in addition to certain General/Area Managers, full-time employees with a title of Director and above are eligible to participate in the STIP. For 2003, approximately 300 employees were eligible to participate. Target awards under the STIP are based on a percentage of each participant's base pay. As of December 31, 2003, the Company had accrued $7.353 million for bonuses payable under the STIP for 2003. See Item 12, "Beneficial Ownership of Securities—Amended and Restated Adelphia Communications Corporation Performance Retention Plan."

ITEM 12. BENEFICIAL OWNERSHIP OF SECURITIES

        The following table sets forth certain information regarding the beneficial ownership of shares of Class A Common Stock and Class B Common Stock as of April 15, 2004 by each Named Executive Officer, each director, all executive officers and directors of Adelphia as a group, and each person known to the Company to own beneficially more than 5% of either class of common stock, based on 228,692,414 shares of Class A Common Stock and 25,055,365 shares of Class B Common Stock outstanding. Unless otherwise noted, each of the stockholders in the table has sole voting and investment power for the corresponding shares of stock owned by such stockholder. The business address of each director and officer named below, unless otherwise noted, is c/o Adelphia Communications Corporation, 5619 DTC Parkway, Greenwood Village, Colorado 80111.

Name	Shares of Class A Common Stock(a)		Percent of Class A Common Stock		Shares of Class B Common Stock(a)	Percent of Class B Common Stock
William T. Schleyer	—		—		—	—
Ron Cooper	—		—		—	—
Vanessa A. Wittman	—		—		—	—
Joseph W. Bagan	—		—		—	—
Robert G. Wahl	1,186	(b)	(*	)	—	—
E. Thayer Bigelow	—		—		—	—
Rodney W. Cornelius	—		—		—	—
Anthony T. Kronman	—		—		—	—
Philip R. Lochner	—		—		—	—
Susan Ness	—		—		—	—
Kenneth L. Wolfe	—		—		—	—
Former Officer
Erland E. Kailbourne 133 Hidden Ridge Common Williamsville, NY 14221	500		(*	)	—	—
All executive officers and directors as a group (21 persons)	7,281		(*	)	—	—

5% Beneficial Owners
John J. Rigas 106 Steerbrook Road Coudersport, PA 16915	51,610,806	(c)	20.1	%(h)	28,071,692	(c)	100.0%
Michael J. Rigas 106 Steerbrook Road Coudersport, PA 16915	42,371,591	(d)	17.1	%(h)	19,169,136	(d)	68.3%
Timothy J. Rigas 106 Steerbrook Road Coudersport, PA 16915	42,371,591	(e)	17.1	%(h)	19,169,136	(e)	68.3%
James P. Rigas 106 Steerbrook Road Coudersport, PA 16915	41,607,055	(f)	16.9	%(h)	18,404,800	(f)	65.6%
Ellen Rigas Venetis c/o Golenback, Eiseman Assor Bell & Pesko 437 Madison Avenue New York, New York 10022	38,320,632	(g)	15.6	%(h)	17,514,928	(g)	62.4%
Highland Holdings 106 Steerbrook Road Coudersport, PA 16915	17,804,104	(i)	7.8%		—		—
Highland 2000, LLC 106 Steerbrook Road Coudersport, PA 16915	17,237,216	(j)	7.0%		17,237,216	(j)	61.4%
Highland 2000, L.P. 106 Steerbrook Road Coudersport, PA 16915	17,237,216	(j)	7.0%		17,237,216	(j)	61.4%
Rigas Limited Purpose Group 106 Steerbrook Road Coudersport, PA 16915	51,610,806	(k)	20.1%		28,071,692	(k)	100.0%
Wallace R. Weitz & Co. 1125 South 103rd Street Suite 600 Omaha, NE 68124-6008	23,477,521	(l)	10.3%		—		—
Leonard Tow 160 Lantern Ridge Road New Canaan, CT 06840	29,137,975	(m)	12.8%		—		—
Claire Tow 160 Lantern Ridge Road New Canaan, CT 06840	20,126,589	(n)	8.8%		—		—
David Z. Rosensweig 380 Lexington Avenue New York, NY 10168	20,832,359	(o)	9.1%		—		—

*
Less than 1% of the outstanding shares of such class.

(a)
Pursuant to the rules and regulations of the SEC a person is deemed to beneficially own securities over which such person has or shares voting power or investment power, as well as securities over which such person has the right to acquire beneficial ownership within 60 days ("Derivative

  Securities"). For purposes of computing the percentage of beneficial ownership of any person, only the Derivative Securities of such person and not the Derivative Securities of any other person are deemed to be outstanding. The holders of Class B Common Stock are deemed to be beneficial owners of an equal number of shares of Class A Common Stock because Class B Common Stock is convertible into Class A Common Stock on a one-to-one basis at the option of the holder.

(b)
On February 6, 2001, Robert G. Wahl was granted options to purchase 1,700 shares of Class A Common Stock. As of April 15, 2004, 60% of Mr. Wahl's options had vested. Therefore, the shares of Class A Common Stock that may be acquired upon exercise of such vested options are included in the table. In addition, the amount shown includes 98 shares Class A Common Stock which are held in trust for Mr. Wahl under Adelphia's 401(k) plan and 68 shares of Class A Common Stock over which Mr. Wahl shares voting and investment power with his spouse.

(c)
Based on our review of the Schedule 13D/A filed on August 15, 2001 by John J. Rigas, Michael J. Rigas, Timothy J. Rigas, James P. Rigas, Ellen Rigas Venetis, Doris Holdings, L.P. ("Doris Holdings"), Eleni Acquisitions, Inc., Highland, Highland Holdings II ("Highland II"), Highland 2000, L.P. and Highland 2000 LLC (the "Rigas Family 13D"), the Forms 5 filed on February 13, 2002 by John J. Rigas, Michael J. Rigas, Timothy J. Rigas, James P. Rigas and Ellen Rigas Venetis (the "Rigas Family Forms 5") and certain agreements referenced therein, John J. Rigas beneficially owns or has the purported power to direct the voting of 51,610,806 shares of Class A Common Stock. This amount includes: (1) 71,700 shares owned directly; (2) 2,398,151 shares owned indirectly through Doris Holdings; (3) 4,919,340 shares in which he has the purported right to direct the voting in the election of directors pursuant to the Stockholders Agreement described below (and assuming the parties to such agreement converted their Class B Common Stock into Class A Common Stock) (and for which John J. Rigas disclaims beneficial ownership); (4) voting and investment power shared with Michael J. Rigas, Timothy J. Rigas, James P. Rigas and Ellen Rigas Venetis with respect to (a) 17,237,216 shares of Class B Common Stock owned by Highland 2000, L.P., (b) 17,804,104 shares of Class A Common Stock beneficially owned by Highland, (c) 3,000,000 shares of Class A Common Stock held by Highland II and (d) 97,949 shares of Class B Common Stock held by Dorellenic Cable Partners ("Dorellenic"); (5) 5,819,187 shares of Class B Common Stock owned directly; and (6) options to purchase 263,159 shares of Class A Common Stock.

(d)
Based solely on our review of the Rigas Family 13D, the Rigas Family Forms 5 and certain agreements referenced therein, Michael J. Rigas beneficially owns or has the purported power to direct the voting of 42,371,591 shares of Class A Common Stock. This amount includes: (1) 200 shares owned directly; (2) 2,398,151 shares owned indirectly through Doris Holdings; (3) voting and investment power shared with John J. Rigas, Timothy J. Rigas, James P. Rigas and Ellen Rigas Venetis with respect to (a) 17,237,216 shares of Class B Common Stock owned by Highland 2000, (b) 17,804,104 shares of Class A Common Stock beneficially owned by Highland, (c) 3,000,000 shares of Class A Common Stock held by Highland II and (d) 97,949 shares of Class B Common Stock held by Dorellenic; and (4) 1,833,971 shares of Class B Common Stock owned directly.

(e)
Based solely on our review of the Rigas Family 13D, the Rigas Family Forms 5 and certain agreements referenced therein, Timothy J. Rigas beneficially owns or has the purported power to direct the voting of 42,371,591 shares of Class A Common Stock. This amount includes: (1) 200 shares owned directly; (2) 2,398,151 shares owned indirectly through Doris Holdings; (3) voting and investment power shared with John J. Rigas, Michael J. Rigas, James P. Rigas and Ellen Rigas Venetis with respect to (a) 17,237,216 shares of Class B Common Stock owned by Highland 2000, (b) 17,804,104 shares of Class A Common Stock beneficially owned by Highland, (c) 3,000,000 shares of Class A Common Stock held by Highland II and (d) 97,949 shares of Class B Common Stock held by Dorellenic; and (4) 1,833,971 shares of Class B Common Stock owned directly.

(f)
Based solely on our review of the Rigas Family 13D, the Rigas Family Forms 5 and certain agreements referenced therein, James P. Rigas beneficially owns or has the purported power to direct the voting of 41,607,055 shares of Class A Common Stock. This amount includes: (1) 2,398,151 shares owned indirectly through Doris Holdings; (2) voting and investment power shared with John J. Rigas, Michael J. Rigas, Timothy J. Rigas and Ellen Rigas Venetis with respect to (a) 17,237,216 shares of Class B Common Stock owned by Highland 2000, (b) 17,804,104 shares of Class A Common Stock beneficially owned by Highland, (c) 3,000,000 shares of Class A Common Stock held by Highland II and (d) 97,949 shares of Class B Common Stock held by Dorellenic; and (3) 1,069,635 shares of Class B Common Stock owned directly.

(g)
Based solely on our review of the Rigas Family 13D, the Rigas Family Forms 5 and certain agreements referenced therein, Ellen Rigas Venetis owns or has the purported power to direct the voting of 38,320,632 shares of Class A Common Stock, which includes: (1) 1,600 shares owned directly; (2) voting and investment power shared with John J. Rigas, Michael J. Rigas, Timothy J. Rigas and James P. Rigas with respect to (a) 17,237,216 shares of Class B Common Stock owned by Highland 2000, (b) 17,804,104 shares of Class A Common Stock beneficially owned by Highland, (c) 3,000,000 shares of Class A Common Stock held by Highland II and (d) 97,949 shares of Class B Common Stock held by Dorellenic; and (3) 179,763 shares of Class B Common Stock owned directly.

(h)
After giving effect to the conversion solely by each individual holder of all of his or her beneficially owned Class B Common Stock into Class A Common Stock and including all shares of Class A Common Stock held by such individual holder or over which such individual holder has or shares voting or investment power as disclosed in notes (c) through (g), the percentage of Class A Common Stock owned by John J. Rigas, Michael J. Rigas, Timothy J. Rigas, James P. Rigas and Ellen Rigas Venetis would be 20.1%, 17.1%, 17.1%, 16.9% and 15.6%, respectively.

(i)
Based solely on our review of the Rigas Family 13D, the Rigas Family Forms 5 and certain agreements referenced therein, Highland is the beneficial owner of 17,804,104 shares of Class A Common Stock, which includes: (1) 737,878 shares owned directly, (2) 7,582,264 shares owned indirectly through Highland Communications, L.L.C. ("Highland Communications"), a wholly owned subsidiary of Highland, (3) 9,433,962 owned indirectly through Highland Preferred Communications, L.L.C. ("Highland Preferred"), a wholly owned subsidiary of Highland and (4) 50,000 shares owned indirectly through Bucktail Broadcasting Corporation ("Bucktail Broadcasting"), a subsidiary of Highland. Highland is a general partnership, the general partners of which are John J. Rigas, Michael J. Rigas, Timothy J. Rigas, James P. Rigas and Ellen Rigas Venetis. Each of these Rigas Family members share or may be deemed to share voting and investment power with respect to the shares held by Highland, Highland Communications, Highland Preferred and Bucktail Broadcasting.

(j)
Based solely on our review of the Rigas Family 13D, the Rigas Family Forms 5 and certain agreements referenced therein, Highland 2000, L.P. is the beneficial owner of 17,237,216 shares of Class B Common Stock, which includes: (1) 14,220,889 shares owned directly and (2) 3,016,327 shares which could be issued upon conversion of convertible notes that Highland 2000, L.P. purchased from Adelphia on January 22, 2002, for which Adelphia has not received payment, and which are convertible into shares of Class B Common Stock. After giving effect to the conversion of the 17,237,216 shares of Class B Common Stock beneficially owned by Highland 2000, L.P. into shares of Class A Common Stock, the percentage of Class A Common Stock owned by Highland 2000 L.P. would be 7.0%. Highland 2000, L.P. is a limited partnership of which Highland 2000, LLC is the general partner and John J. Rigas, Michael J. Rigas, Timothy J. Rigas, James P. Rigas and Ellen Rigas Venetis are limited partners.

(k)
Based solely on our review of the Rigas Family 13D and certain agreements referenced therein, each of John J. Rigas, Michael J. Rigas, Timothy J. Rigas, James P. Rigas and Ellen Rigas Venetis is a member of the "Rigas Limited Purpose Group." The Rigas Limited Purpose Group is deemed to beneficially own 51,610,806 shares of Class A Common Stock. Each member of the Rigas Limited Purpose Group, as well as Dorellenic, is a party to the Stockholder's Agreement discussed below. After giving effect to the conversion of the 28,071,692 shares of Class B Common Stock beneficially owned by the Rigas Limited Purpose Group into shares of Class A Common Stock, the percentage of Class A Common Stock owned by the Rigas Limited Purpose Group would be 20.1%. The members of the Rigas Limited Purpose Group reported in the Rigas Family 13D that they are acting as a group only with respect to voting for the election of directors and not for the purpose of acquiring, disposing or otherwise voting such securities. See notes (c) through (i).

(l)
Based solely on our review of a Schedule 13G/A filed on January 23, 2004, by Wallace R. Weitz & Company ("Weitz & Co.") as a registered investment adviser under Section 203 of the Investment Advisers Act of 1940 and by Wallace R. Weitz, President and primary owner of Weitz & Co. All of the shares reported by Weitz & Co. are owned of record by investment advisory clients of Weitz & Co. and none are owned directly or indirectly by Weitz & Co. or Mr. Weitz. Weitz & Co. and Mr. Weitz disclaim any beneficial ownership of any of the shares reported.

(m)
Based solely on our review of the Schedule 13G filed on April 11, 2003 by the Claire Tow Trust, The Leonard and Claire Tow Charitable Trust, Inc., the Tow Charitable Remainder Unitrust # 1, the Tow Foundation, Inc., Claire Tow, Leonard Tow and David Rosensweig (the "2003 Tow Schedule 13G"), the amount shown for Mr. Tow includes (1) 6,090,290 shares as to which Mr. Tow has sole voting and investment power; and (2) the following shares over which Mr. Tow disclaims beneficial ownership: (a) 19,988,678 shares held by trusts and foundations (17,307,308 of which are held by the Claire Tow Trust, 160 Lantern Ridge Road, New Canaan, CT 06840) as to all of which he may be deemed to share voting and investment power with his wife, Claire L. Tow, and David Z. Rosensweig; and (b) 3,059,007 shares held by Citizens Communications Company as to which he may be deemed to share voting and investment power. The amount shown for Mr. Tow does not include 137,911 shares described in note (n) as to which Mrs. Tow has sole voting and investment power, as to which shares Mr. Tow disclaims beneficial ownership.

(n)
Based solely on our review of the 2003 Tow Schedule 13G, the amount shown for Mrs. Tow includes (1) 137,911 shares as to which Mrs. Tow has sole voting and investment power, and (2) the 19,988,678 shares held by trusts and foundations described in note (m) as to which she may be deemed to share voting and investment power with Mr. Tow and Mr. Rosensweig, and as to which shares Mrs. Tow disclaims beneficial ownership. The amount shown for Mrs. Tow does not include the 6,090,290 shares described in note (m) as to which Mr. Tow has sole voting and investment power, as to which shares Mrs. Tow disclaims beneficial ownership.

(o)
Based solely on our review of the 2003 Tow Schedule 13G, the amount shown for Mr. Rosensweig includes (1) 5,000 shares as to which Mr. Rosensweig has sole voting and investment power and (2) the following shares over which Mr. Tow disclaims beneficial ownership: (a) 19,988,678 shares held by trusts and foundations described in note (m) as to which he may be deemed to share voting and investment power with Mr. and Mrs. Tow and (b) 838,681 shares held in trust over which he is the sole trustee.

        John J. Rigas, Michael J. Rigas, Timothy J. Rigas, James P. Rigas, Ellen Rigas Venetis, Dorellenic and the Company are parties to a Class B Stockholders Agreement dated July 1, 1986 (the "Stockholders Agreement") providing that such stockholders must vote their shares of Adelphia Common Stock for the election of directors designated by a majority of voting power (as defined in the Stockholders Agreement) of the shares of Adelphia Common Stock held by them. The Stockholders Agreement also provides that, in the absence of the consent of the holders of a majority of the voting power of the shares of Adelphia Common Stock owned by the parties to the Stockholders Agreement,

(i) none of the stockholder parties may sell, assign or transfer all or any part of their shares of Adelphia Common Stock in a public sale (as defined in the Stockholders Agreement) without first offering the shares to the other parties to the Stockholders Agreement and (ii) no stockholder party may accept a bona fide offer from a third party to purchase shares of such stockholder without first offering the shares to the Company and then to the other parties to the Stockholders Agreement. In addition, each party has certain rights to acquire the shares of Adelphia Common Stock of the others under certain conditions. The Stockholders Agreement terminates when the stockholder parties are the beneficial owners of less than 25% of the combined voting power of all shares of the Company having voting power.

        In addition, as discussed in Item 13, "Certain Relationships and Related Transactions—Related Transactions—Rigas Family—Rigas Family Agreement," John J. Rigas, Timothy J. Rigas, James P. Rigas and Michael J. Rigas, acting in their individual capacities and on behalf of each entity directly or indirectly controlled by any or all of them (collectively, the "Contracting Rigas Family Members"), pledged all of their shares of Adelphia Common Stock to the Company pursuant to the Rigas Family Agreement.

EQUITY COMPENSATION PLAN INFORMATION

        The following table provides information as of December 31, 2003 with respect to shares of Class A Common Stock that may be issued under the Company's existing equity compensation plans.

Plan Category(1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders(2)	301,146	$44.25	7,198,854
Equity compensation plans not approved by security holders(3)	N/A	N/A	N/A
Total	301,146	$44.25	7,198,854

(1)
The table does not include information for the equity compensation plans assumed by the Company in connection with the acquisition of Century during the fourth quarter of 1999. The number of securities to be issued upon exercise of outstanding options, warrants and rights under plans assumed in the acquisition and outstanding at December 31, 2003 was 13,228 and the weighted-average exercise price was $10.48. No further grants or awards have been or will be made under the assumed plans.

(2)
The Company's stockholders approved the Adelphia 1998 Long-Term Incentive Compensation Plan.

(3)
The Company's stockholders have not approved (i) the Amended and Restated Adelphia Performance Retention Plan (the "PRP"), (ii) the Adelphia and Hyperion Telecommunications Corporation Executive Performance Share Compensation Plan (the "EPSCP"), or (iii) the Employment Agreements for William T. Schleyer and Ron Cooper (which provide for the grant of equity awards in connection with and following the Debtors' emergence from bankruptcy). The PRP and the EPSCP are not reflected in the table because (i) there is no limit to the number of securities that can be granted pursuant to such plans and thus no definitive number of securities remaining available for future issuance and (ii) with respect to the EPSCP, as of December 31, 2003, all awards had been paid in cash (although the plan allows for the payment of awards in the form of Class A Common Stock), and with respect to the PRP, as of December 31, 2003, no awards have been paid thereunder (although the PRP allows for the payment of a portion of awards in cash or the equity of the Company following the Debtors' emergence from bankruptcy in certain circumstances). Accordingly, there are no options, warrants or rights outstanding with respect to the Class A Common Stock under the EPSCP or the PRP as of December 31, 2003.

        The following is a description of the material provisions of the Company's equity compensation plans that have not been approved by shareholders.

AMENDED AND RESTATED ADELPHIA COMMUNICATIONS CORPORATION PERFORMANCE RETENTION PLAN

        The Adelphia Communications Corporation Performance Retention Plan was approved by the Bankruptcy Court on May 5, 2003, and the Amended and Restated PRP was approved by the Bankruptcy Court on September 21, 2004. Participants in the PRP are eligible to receive annual target awards that are based on the participant's base salary, job title and responsibilities. Target awards range from 25% to 200% of a participant's base salary. The amount of the award that a participant receives for each plan year is dependent on the percentage of the EBITDAR Target achieved by the Company for such year. EBITDAR Target is defined in the PRP to mean the EBITDAR objective established by the Company for its business plan for each plan year for purposes of calculating awards under the PRP. EBITDAR is defined as the consolidated earnings of the Company, normalized for accounting adjustments, changes in accounting policies and asset sales and determined before reduction by certain expenses, including (i) consolidated interest expense, (ii) total income tax expense, (iii) total depreciation expense, (iv) total amortization expense, and (v) total restructuring-related fees and expenses.

        The PRP is administered by the Compensation Committee of the Board, and covers approximately 50 management employees, including Executive Vice Presidents, SVPs and Vice Presidents. The Compensation Committee determines, among other things, the date upon which each participant's award is granted and the target amount of such award.

        In general, awards granted for the plan year during which the participant first commences participation in the PRP will vest on a monthly basis in 36 equal monthly installments commencing one year after the participant begins participation in the PRP. Subsequent awards will vest in 36 equal monthly installments beginning as of the January 31 of the year immediately following the plan year with respect to which the award was granted.

        Generally, upon the Consummation of the Restructuring (as defined in the PRP, and described below), the portion of each award that is vested will be paid in cash, in a lump sum, on the date of such Consummation of the Restructuring, except that awards that are less than 25% vested as of the Consummation of the Restructuring will become 25% vested and paid in cash. Consummation of the Restructuring means the earliest to occur of (i) the date on which the Debtors' plan or plans of reorganization in connection with the Chapter 11 Cases becomes or become effective in accordance with its or their terms and (ii) the date of a Change in Control (as defined in the PRP). The aggregate value of the unvested portion of awards granted to the participants will be paid in the form of restricted stock of the Company following the Debtors' emergence from bankruptcy and will vest in two equal annual installments on each of the first and second anniversaries of the date of the Consummation of the Restructuring. In the event awards become payable in connection with a Change in Control, the plan administrator may provide that all awards (both vested and unvested) will be paid in cash, in a lump sum, on the date such Change in Control occurs. In the event the plan administrator makes such a determination, the unvested portion of all awards will be paid based on either the value established for each annual grant based on performance if so established, or 100% achievement of any unvalued grants.

        In the event that the Consummation of the Restructuring does not occur on or before the second anniversary of the date on which a participant's award is granted, 50% of the portion of such award that is vested will be paid in cash on the date of such second anniversary, and the balance of the vested portion of the award will be paid in cash as of the date of the Consummation of the Restructuring. The aggregate value of all unvested awards will be converted to shares of restricted stock of the Company following the Debtors' emergence from bankruptcy in the event of a Consummation of the Restructuring that results in an emergence by the Debtors from bankruptcy, or in the event of a Consummation of the Restructuring that results in a Change in Control, such unvested awards may be payable in cash based on either the value established for each annual grant based on performance, if so established, or 100% achievement of any unvalued grants, subject to the determination of the plan administrator.

        If the Company terminates a participant for any reason other than for Cause (as defined in the PRP) prior to the date on which an award is scheduled to be paid, the participant will receive a payment equal to the vested portion of his or her award; provided, that if the termination is in connection with a Change in Control, in addition to the payment of the vested portion of the awards, the administrative committee under the PRP may provide that the unvested portion of all awards will be paid in cash based on either the value established for each annual grant based on performance, if so established, or 100% achievement of any unvalued grants. In the event a participant is terminated by the Company for Cause, any awards granted to the participant will be forfeited, and the participant will be ineligible to receive any payment or settlement of any award under the PRP.

ADELPHIA AND HYPERION TELECOMMUNICATIONS CORPORATION EXECUTIVE PERFORMANCE SHARE COMPENSATION PLAN

        The Company adopted the Adelphia and Hyperion Telecommunications Corporation Executive Performance Share Compensation Plan, effective as of January 1, 1998. The purpose of the EPSCP is to provide certain key employees of the Company with an opportunity to receive awards based on the growth in the price of the Class A Common Stock. No awards have been granted under the EPSCP since the 1999 plan year (although some awards letters were sent in January of 2001 relating to grants for the 1999 plan year), and the Company does not presently intend to grant any additional performance unit awards under the EPSCP. As of December 31, 2003, there were 31,533 performance units outstanding under the EPSCP.

        The EPSCP is administered by a committee appointed by the Board. The committee determines those employees who are eligible to participate in the EPSCP and the times when performance units are to be awarded. In general, employees who are heads of major functional areas and who earn more than $90,000 are eligible to participate in the EPSCP.

        The number of performance units awarded in connection with any award is based on (i) the eligible compensation earned by a participant during the plan year in which the performance unit award is granted, and (ii) the cumulative average growth rate of the Class A Common Stock for the relevant period. The performance units awarded to a participant are credited to a performance unit account, which (x) records the number of performance units awarded, (y) is solely for accounting purposes, and (z) does not require a segregation of the Company's assets.

        Awards granted under the EPSCP vest ratably over a three-year period beginning on the December 31st following the date the award is granted. Awards generally become payable upon the earliest to occur of death, retirement or termination of employment from the Company (other than due to total disability or involuntary termination) (each, a "Payment Event"). If a participant's employment is terminated as a result of his/her total disability or involuntary termination, no payment would be made to a participant, unless the administrative committee under the EPSCP determines otherwise. Upon the occurrence of a Payment Event, a participant will receive an amount in cash or shares of Class A Common Stock equal in value to the participant's vested account, determined in the year in which the Payment Event occurs. Awards are payable in either cash or Class A Common Stock, as determined by the committee that administers the EPSCP. A participant's right to the payment or distribution of an award will be forfeited in the event the participant competes with the Company, solicits the Company's employees, or discloses work product or trade secrets of the Company.

EMPLOYMENT AGREEMENTS FOR WILLIAM T. SCHLEYER AND RON COOPER

        The Employment Agreements for William T. Schleyer and Ron Cooper provide for the grant of certain equity awards in the event of the Debtors' emergence from bankruptcy. The material terms of the Employment Agreements for Messrs. Schleyer and Cooper, including a description of the equity awards, are set forth under the heading Item 11, "Executive Compensation—Employment Arrangements."

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATED TRANSACTIONS—RIGAS FAMILY

(1)    Co-Borrowing Agreements

        Between March 29, 1996 and September 28, 2001, Rigas Management caused certain Rigas Co-Borrowing Entities and certain subsidiaries of the Company to enter into four separate co-borrowing agreements. One of these agreements was refinanced on September 28, 2001, at which time the outstanding loan balance was repaid in full. Except for TelCove, which was limited to $500 million maximum under the applicable facility, each co-borrower under each of these agreements was able to borrow up to the entire amount of the available credit under the applicable facility. Each co-borrower is jointly and severally liable for the entire amount of the indebtedness under the applicable co-borrowing agreement regardless of whether that co-borrower actually borrowed that amount under such co-borrowing agreement. Although the applicable Rigas Co-Borrowing Entities and the applicable subsidiaries of the Company entered into assumption agreements dated as of May 6, 2002, pursuant to which the applicable Rigas Co-Borrowing Entities have confirmed their previous agreement with the applicable subsidiaries of the Company to repay the amount of any borrowings that are transferred onto its books, the Company has concluded that it remains fully liable to the lenders under the co-borrowing agreement for the full amount of such borrowings. Accordingly, all amounts outstanding under co-borrowing agreements have been reflected in the consolidated balance sheets in Item 8, "Consolidated Financial Statements and Supplementary Data" of this report as of the dates that such agreements were in effect. To the extent that amounts attributed to the Rigas Co-Borrowing Entities have been reflected in the Company's debt balances, the Company has recorded equal and offsetting increases to the amounts due from the Rigas Co-Borrowing Entities.

        The table below sets forth certain information regarding amounts outstanding for these co-borrowing credit facilities for the indicated periods (amounts in thousands):

	December 31,
	2003	2002	2001
Attributable to Company subsidiaries	$1,730,219	$1,730,219	$2,590,333
Attributable to Rigas Co-Borrowing Entities	2,846,156	2,846,156	2,449,667

Total included as debt of the Company	$4,576,375	$4,576,375	$5,040,000

        Included in the amounts attributable to Company subsidiaries in the table above are $500 million of proceeds that were credited to TelCove during 2000 as an unrestricted borrower under a joint bank credit facility with the Century Borrowers and a Rigas Co-Borrowing Entity.

(2)    Management agreements and services provided by the Company to Managed Cable Entities and certain fees charged to Managed Cable Entities.

        The Company provides management and administrative services to the Managed Cable Entities. In circumstances where a management agreement exists, a management fee is charged to the Managed Cable Entity in accordance with the agreement. Such management agreements generally provide for a management fee based on a percentage of revenue plus reimbursements for expenses incurred by the Company on behalf of the Managed Cable Entities. Where no management agreement exists, the Company allocates a pro rata share of its corporate, regional, call center and certain other costs to the Managed Cable Entities. Such allocations generally are based upon the Managed Cable Entities' pro rata share of revenue or subscribers, as appropriate. The management fees paid by the Managed Cable Entities are generally limited by the terms of the applicable co-borrowing agreement. The amounts charged and allocated to the Managed Cable Entities pursuant to these arrangements were $22.2 million, $17.5 million and $11.2 million for 2003, 2002 and 2001, respectively.

        The Company performs all of the cash management functions of the Managed Cable Entities. As such, any positive (negative) cash flows of the Managed Cable Entities are deposited into (deducted from) the Company's cash accounts. In addition, the personnel of the Managed Cable Entities are employees of the Company, and substantially all of the cash operating expenses and capital expenditures of the Managed Cable Entities are allocated or otherwise charged to the Managed Cable Entities by the Company based on the terms of the applicable vendor agreements. Such charges and allocations represent amounts incurred by the Company on behalf of the Managed Cable Entities, and the amounts charged and allocated are determined by reference to the terms of third party invoices or agreements. Accordingly, while this activity affects the amounts due from the Managed Cable Entities, the Company has not designated any of these charges and allocations as related party transactions to be separately reported in its consolidated statements of operations. In the accompanying consolidated financial statements, the Company has recognized all liabilities incurred under these arrangements on behalf of the Managed Cable Entities.

(3)    Praxis

        The Company owns a 99.5% limited partnership interest in Praxis Capital Ventures, L.P. ("Praxis"), a consolidated subsidiary of Adelphia. Peter L. Venetis, the son-in-law of John J. Rigas, owns membership interests in both the general partner of Praxis and the company that manages Praxis. Formed in June 2001, Praxis primarily engaged in making private equity investments in the telecommunications market. The Company committed to provide $65 million of capital to Praxis, of which $8.5 million was invested by Praxis during 2002 and 2001. Under the terms of the Praxis partnership agreement, the Company was required to pay a management fee to the management company at an annual rate equal to 2% of the capital committed by the Company. By order dated October 20, 2003, the Debtors rejected the Praxis partnership agreement under applicable bankruptcy law. In 2003, the Company accrued $975,000 which represents management fees due for such year prior to rejection of the partnership agreement. Rejection may give rise to pre-bankruptcy unsecured damages claims that are included in liabilities subject to compromise at the amounts expected to be allowed. See Note 2, "Bankruptcy," to the accompanying consolidated financial statements.

(4)    Legal Defense Costs

        During the third quarter of 2003, the Bankruptcy Court approved a stipulation and order that, among other things, allowed certain members of the Rigas Family to cause the Managed Cable Entities to pay up to $15 million of certain legal defense costs on their behalf. The stipulation and order also set forth the terms pursuant to which the Company could continue to manage the Managed Cable Entities. On February 18, 2004, the Bankruptcy Court approved the request of such Rigas Family members for an additional $12.8 million to be advanced by the Managed Cable Entities for criminal defense costs only, and the Bankruptcy Court issued an order to this effect on March 9, 2004. A hearing on the motion for a stay pending appeal was held on March 17, 2004 in the District Court. On March 22, 2004 the District Court denied Adelphia's motion for a stay pending appeal of the Bankruptcy Court's March 9, 2004 order. On September 14, 2004, the Rigas Family members again moved to amend the August 7, 2003 and March 9, 2004 orders, seeking approximately $11 million more in cash from the Managed Cable Entities to fund civil and criminal defense costs. While that motion was pending, the District Court issued a decision on September 27, 2004, reversing the Bankruptcy Court's March 9, 2004 Order and remanding the matter back to the Bankruptcy Court for further consideration. On November 8, 2004, a hearing occurred regarding evidentiary issues relating to the Rigas Family members' latest motion, at which time the Bankruptcy Court granted Adelphia's motion to exclude certain evidence. Another evidentiary hearing was held on November 22, 2004, concerning the ability of the Rigases to obtain additional funding of attorneys fees both pursuant to the request, which was granted but vacated by the District Court, and the latest request for an additional $11 million. The Bankruptcy Court has not yet ruled on the Rigas Family members' motions.

        Pursuant to the stipulation and order, the Managed Cable Entities had accrued aggregate Rigas Family defense costs of $10.8 million through December 31, 2003, including $8.6 million that had been advanced to such Rigas Family members as of such date. Subsequent to December 31, 2003, the remaining $17.0 million of approved advances was drawn by the Rigas Family. As the Rigas Family defense costs were accrued and paid on behalf of the Managed Cable Entities, the accrual of such costs results in an increase in the amounts due to the Company from the Managed Cable Entities.

(5)    Rigas Family Agreement

        On May 23, 2002, Adelphia entered into the Rigas Family Agreement with the Contracting Rigas Family Members that, among other items, provided for:

(i)
the resignation of the Contracting Rigas Family Members from their positions as executive officers of Adelphia and members of the Board;

(ii)
the placement of all shares of Adelphia Common Stock owned by the Contracting Rigas Family Members into a voting trust until all obligations of the Contracting Rigas Family Members to the Company for borrowed money are satisfied, with the voting of such shares to be directed by a Special Committee of the Board through Adelphia's 2004 annual meeting and thereafter to be voted in proportion to the votes cast by all other holders of Adelphia shares;

(iii)
the use of all of the free cash flow of the Managed Cable Entities to repay amounts owed by the Contracting Rigas Family Members as primary obligors in respect of the Co-Borrowing Facilities and the pledge of the Contracting Rigas Family Members' equity interests in the Managed Cable Entities to the Company until all amounts owed by the Contracting Rigas Family Members to the Company in respect of borrowed money are satisfied;

(iv)
the transfer of the stock or assets of the Managed Cable Entities from the Contracting Rigas Family Members to the Company in exchange for a payment equal to the taxes incurred by the Contracting Rigas Family Members as a result of such transfer and a reduction in the amounts owed by the Contracting Rigas Family Members as primary obligors in respect of the Co-Borrowing Facilities, with the amount of such reduction to be based on third-party appraisals, less the payment with respect to taxes to be incurred by the Contracting Rigas Family Members in connection with such transfer;

(v)
the transfer of approximately $567 million of the Company's debt held directly or indirectly by the Contracting Rigas Family Members to the Company in exchange for an equivalent reduction in the amounts owed by the Contracting Rigas Family Members (A) to the Company in respect of existing stock purchase agreements and (B) as primary obligors in respect of the Co-Borrowing Facilities;

(vi)
the pledge of all shares of Adelphia Common Stock owned directly or indirectly by the Contracting Rigas Family Members to secure the repayment of the Co-Borrowing Facilities and the repayment of any indemnification payments made by the Company to Contracting Rigas Family Members pursuant to the terms of the Rigas Family Agreement;

(vii)
the accrual of interest on amounts owed by the Contracting Rigas Family Members under the Co-Borrowing Facilities at a rate of 6% per annum, to be paid on December 31, 2006, or earlier if amounts due under the Co-Borrowing Facilities are prepaid;

(viii)
the transfer of a 3,656 acre parcel of land underlying certain timber rights of the Company by the Contracting Rigas Family Members to the Company in exchange for a $465,000 reduction in the amounts owed by the Contracting Rigas Family Members as primary obligors in respect of the Co-Borrowing Facilities;

(ix)
the Company's honoring its prior commitment to provide severance arrangements to John J. Rigas, including a $1.4 million annual cash payment for three years, lifetime healthcare coverage for Mr. Rigas and his spouse, the use of office space, equipment and a secretary, vested stock options exercisable for their term and the use of the Company's aircraft in certain limited circumstances; and

(x)
the termination of the aforementioned severance arrangements in the event Mr. Rigas is convicted of a felony.

        The Company has not yet determined whether to assume or reject the Rigas Family Agreement under applicable bankruptcy law. In addition, it is unclear whether the voting provision of the voting trust is enforceable under applicable law. Accordingly, other than the aforementioned $465,000 reduction of the amounts owed by the Contracting Rigas Family Members as primary obligors in respect of the Co-Borrowing Facilities, no economic effect has been given to the Rigas Family Agreement in the consolidated financial statements in Item 8, "Consolidated Financial Statements and Supplementary Data," of this report. In addition, such consolidated financial statements do provide for the accrual of the severance arrangements for John J. Rigas, which were reiterated in the Rigas Family Agreement and are summarized above, as well as the subsequent July 2004 reduction of this previously accrued amount as a result of the guilty verdict returned against John J. Rigas.

RELATED TRANSACTION—NON-RIGAS FAMILY

        From May 2002 until July 2003, the Company engaged Conway, Del Genio, Gries & Co., LLC ("CDGC") to provide certain restructuring services pursuant to an engagement letter dated May 21, 2002 (the "Conway Engagement Letter"). During that time, Ronald F. Stengel, Adelphia's former and interim COO and Chief Restructuring Officer, was a Senior Managing Director of CDGC. The Conway Engagement Letter provided for Mr. Stengel's services to Adelphia while remaining a full-time employee of CDGC. In addition, other employees of CDGC were assigned to assist Mr. Stengel in connection with the Conway Engagement Letter. Pursuant to the Conway Engagement Letter, the Company paid CDGC a total of $4,298,387 for its services in 2002 and, $2,826,613 for its services in 2003 (which includes the services of Mr. Stengel). The Company also paid CDGC a total of $172,623 in 2002 and $104,243 in 2003 for reimbursement of CDGC's out-of pocket expenses incurred in connection with the engagement.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

PRE-APPROVAL POLICIES AND PROCEDURES

        The Audit Committee of our Board of Directors is responsible for the appointment, compensation and oversight of the work of our independent public accountant. Pursuant to the Audit Committee's charter, the Audit Committee pre-approves all audit and permissible non-audit services provided by our independent public accountant. The approval may be given as part of the Audit Committee's approval of the scope of the engagement of our independent public accountant or on an individual basis. The pre-approval of non-audit services may be delegated to one or more of the Audit Committee's members, but the decision must be reported to the full Audit Committee at the next meeting following the approval. Our independent public accountant may not be retained to perform the non-audit services specified in Section 10A(g) of the Exchange Act.

FEES PAID TO THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM IN 2002 AND 2003

        The Audit Committee appointed PwC to serve as our independent registered public accounting firm on June 13, 2002. Set forth below are the fees and expenses paid or accrued for the services of PwC and its affiliates in 2003 and 2002 (dollars in thousands).

	2003	2002
Audit fees	$21,534	$6,864
Audit-related fees	25	—
Tax fees	167	151

Subtotal	21,726	7,015
All other fees	304	4,669

Total fees	$22,030	$11,684

        For purposes of the preceding table, the professional fees are classified as follows:

        Audit Fees—These are fees and expenses for professional services paid or accrued during 2002 and 2003 for the re-audit of our consolidated financial statements for the years ended December 31, 1999 and 2000 and the audits of our consolidated financial statements for the years ended December 31, 2001, 2002 and 2003. From January 1 through September 30, 2004, we paid or accrued an additional $47.2 million for professional services related to the reaudit and audit for the years ended December 31, 1999 through December 31, 2003.

        Audit-Related Fees—These are fees and expenses for professional services paid or accrued for the audit of our 401(k) Employee Savings Plan. PwC did not perform these types of services during 2002.

        Tax Fees—These are fees and expenses for professional services paid or accrued for tax planning and tax compliance services.

        All Other Fees—These are fees and expenses for professional services paid or accrued related to the special investigation and forensic consultant fees, which commenced prior to the engagement of PwC to serve as our independent registered public accountants.

        SEC rules effective as of May 6, 2003 require our Audit Committee to pre-approve all audit and permissible non-audit services provided by our independent public accountant (with certain limited exceptions). Since the effective date of these rules, all of the services performed by PwC described above were approved in advance by our Audit Committee except for the services relating to the audit of our 401(k) Employee Savings Plan, which were approved by our Audit Committee after such services had begun pursuant to the de minimis exception under SEC regulations. Such services accounted for approximately 100% of the total audit-related fees paid to PwC during 2003, and less than 1% of the total fees paid to the PwC during 2003.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

EXHIBIT INDEX
2.01.1	Agreement and Plan of Merger by and among Adelphia Communications Corporation, Adelphia Acquisition Subsidiary, Inc., and Century Communications Corp., dated as of March 5, 1999 (Incorporated herein by reference to Exhibit 2.01 to the Company's Current Report on Form 8-K filed on March 10, 1999) (File No. 0-16014).
2.01.2
First Amendment to Agreement and Plan of Merger dated as of July 12, 1999 with respect to merger with Century Communications Corp. (Incorporated herein by reference to Exhibit 2.01 to the Company's Current Report on Form 8-K filed on August 12, 1999) (File No. 0-16014).
2.01.3
Second Amendment to Agreement and Plan of Merger dated as of July 29, 1999 with respect to merger with Century Communications Corp. (Incorporated herein by reference to Exhibit 2.02 to the Company's Current Report on Form 8-K filed on August 12, 1999) (File No. 0-16014).
2.02	Joint Plan of Reorganization dated February 25, 2004 (Incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on February 25, 2004) (File No. 0-16014).
2.03	Draft disclosure statement dated February 25, 2004 (Incorporated herein by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed on February 25, 2004) (File No. 0-16014).
3.01
Certificate of Incorporation of Adelphia Communications Corporation, as amended (Incorporated herein by reference to Exhibit 3.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999) (File No. 0-16014).
3.02
Amended and Restated Bylaws of Adelphia Communications Corporation, as amended through January 23, 2003 (Incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on March 5, 2003) (File No. 0-16014).
4.01.1
Certificate of Designations for 13% Series A and Series B Cumulative Exchangeable Preferred Stock (Incorporated herein by reference to Exhibit 4.01 to the Company's Current Report on Form 8-K filed on July 24, 1997) (File No. 0-16014).
4.01.2
Form of Certificate for 13% Cumulative Exchangeable Preferred Stock (Incorporated herein by reference to Exhibit 4.06 to the Company's Current Report on Form 8-K filed on July 24, 1997) (File No. 0-16014).
4.02.1
Certificate of Designations with respect to the Company's 5 1/2% Series D Convertible Preferred Stock (Incorporated by reference herein to Exhibit 3.01 to the Company's Current Report on Form 8-K filed on April 30, 1999) (File No. 0-16014).
4.02.2	Form of Certificate for the Company's 5.5% Series D Convertible Preferred Stock (Filed herewith).
4.03.1
Certificate of Designations with respect to the Company's 7.5% Series E Mandatory Convertible Preferred Stock (Incorporated herein by reference to Exhibit 3.01 to the Company's Current Report on Form 8-K filed on November 16, 2001) (File No. 0-16014).
4.03.2
Certificate of Amendment of Certificate of Designations with respect to the Company's 7.5% Series E Mandatory Convertible Preferred Stock (Incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on November 18, 2004) (File No. 0-16014).
4.03.3
Form of Certificate for the Company's 7.5% Series E Mandatory Convertible Preferred Stock (Incorporated herein by reference to Exhibit 4.01 to the Company's Current Report on Form 8-K filed on November 16, 2001) (File No. 0-16014).
4.04.1
Certificate of Designations with respect to the Company's 7.5% Series F Mandatory Convertible Preferred Stock (Incorporated herein by reference to Exhibit 3.01 to the Company's Current Report on Form 8-K filed on February 1, 2002) (File No. 0-16014).
4.04.2
Form of Certificate for the Company's 7.5% Series F Mandatory Convertible Preferred Stock (Incorporated herein by reference to Exhibit 4.01 to the Company's Current Report on Form 8-K filed on February 1, 2002) (File No. 0-16014).

4.05.1
Amended and Restated Indenture, dated as of May 11, 1993, between the Company and Bank of Montreal Trust Company, with respect to the Company's 9 7/8% Senior Debentures Due 2005 (Incorporated herein by reference to Exhibit 4.01 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1993) (File No. 0-16014).
4.05.2	Form of 9 7/8% Senior Debenture due 2005 (Filed herewith).
4.06.1
Indenture, dated as of February 22, 1994, between the Company and Bank of Montreal Trust Company, with respect to the Company's 9 1/2% Senior Pay- In-Kind Notes Due 2004 (Incorporated herein by reference to Exhibit 4.05 to the Company's Registration Statement No. 33-52513 on Form S-4 filed on March 4, 1994).
4.06.2	Form of 9 1/2% Senior Pay-In-Kind Note due 2004 (Contained in Exhibit 4.06.1).
4.06.3
First Supplemental Indenture, dated as of May 4, 1994, with respect to the Company's 9 1/2% Senior Pay-In-Kind Notes due 2004, between the Company and Bank of Montreal Trust Company (Incorporated herein by reference to Exhibit 4.01 to the Company's Current Report on Form 8-K filed on May 6, 1994) (File No. 0-16014).
4.07.1
Indenture, dated as of February 26, 1997, between the Company and Bank of Montreal Trust Company with respect to the Company's 9 7/8% Senior Notes Due 2007 (Incorporated herein by reference to Exhibit 4.01 to the Company's Current Report on Form 8-K filed on May 1, 1997) (File Number 0-16014).
4.07.2	Form of 9 7/8% Senior Note due 2007 (Filed herewith).
4.08.1
Indenture, dated as of July 7, 1997, with respect to the Company's 10 1/2% Senior Notes due 2004, between the Company and the Bank of Montreal Trust Company (Incorporated herein by reference to Exhibit 4.03 to the Company's Current Report on Form 8-K filed on July 24, 1997) (File No. 0-16014).
4.08.2	Form of 10 1/2% Senior Note due 2004 (Contained in Exhibit 4.08.1).
4.09.1
Indenture, dated as of September 25, 1997, with respect to the Company's 9 1/4% Senior Notes due 2002, between the Company and the Bank of Montreal Trust Company (Incorporated herein by reference to Exhibit 4.01 to the Company's Current Report on Form 8-K filed on October 21, 1997) (File No. 0-16014).
4.09.2	Form of 9 1/4% Senior Note due 2002 (Contained in Exhibit 4.09.1).
4.10.1
Indenture, dated as of January 21, 1998, with respect to the Company's 8 3/8% Senior Notes due 2008, between the Company and the Bank of Montreal Trust Company (Incorporated herein by reference to Exhibit 4.01 to the Company's Current Report on Form 8-K filed on January 28, 1998) (File No. 0-16014).
4.10.2	Form of 8 3/8% Senior Note due 2008 (Contained in Exhibit 4.10.1).
4.10.3
First Supplemental Indenture, dated as of November 12, 1998, to January 21, 1998 Indenture, with respect to the Company's 8 3/8% Senior Notes due 2008, between the Company and The Bank of Montreal Trust Company (Incorporated herein by reference to Exhibit 4.01 to the Company's Current Report on Form 8-K filed on January 28, 1999) (File No. 0-16014).
4.11.1
Indenture, dated as of July 2, 1998, with respect to the Company's 8 1/8% Senior Notes due 2003, between the Company and the Bank of Montreal Trust Company (Incorporated herein by reference to Exhibit 4.01 to the Company's Current Report on Form 8-K filed on July 23, 1998) (File No. 0-16014)
4.11.2	Form of 8 1/8% Senior Note due 2003 (Contained in Exhibit 4.11.1).
4.12.1
Form of Indenture, with respect to the Company's 13% Senior Subordinated Exchange Debentures due 2009, between the Company and the Bank of Montreal Trust Company (Incorporated herein by reference to Exhibit 4.05 to the Company's Current Report on Form 8-K filed on July 24, 1997) (File No. 0-16014).
4.12.2	Form of 13% Senior Subordinated Exchange Debenture due 2009 (Filed herewith).

4.13.1
Indenture, dated as of January 13, 1999, with respect to the Company's 7 1/2% Senior Notes due 2004 and 7 3/4% Senior Notes due 2009, between the Company and the Bank of Montreal Trust Company (Incorporated herein by reference to Exhibit 4.03 to the Company's Current Report on Form 8-K filed on January 28, 1999) (File No. 0-16014).
4.13.2	Form of 7 1/2% Senior Note due 2004 (Contained in Exhibit 4.13.1).
4.13.3	Form of 7 3/4% Senior Note due 2009 (Contained in Exhibit 4.13.1).
4.14.1
Base Indenture, dated as of April 28, 1999, with respect to the Company's Senior Indebtedness, between the Company and The Bank of Montreal Trust Company (Incorporated herein by reference to Exhibit 4.01 to the Company's Current Report on Form 8-K filed on April 30, 1999) (File No. 0-16014).
4.14.2
First Supplemental Indenture, dated as of April 28, 1999, to April 28, 1999 Base Indenture, with respect to the Company's 7 7/8% Senior Notes due 2009, between the Company and The Bank of Montreal Trust Company (Incorporated herein by reference to Exhibit 4.02 to the Company's Current Report on Form 8-K filed on April 30, 1999) (File No. 0-16014).
4.14.3	Form of 7 7/8% Senior Note due 2009 (Contained in Exhibit 4.14.2).
4.14.4
Second Supplemental Indenture, dated as of November 16, 1999, to April 28, 1999 Base Indenture, with respect to the Company's 9 3/8% Senior Notes due 2009, between Harris Trust Company and the Company (Incorporated herein by reference to Exhibit 4.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999) (File No. 0-16014).
4.14.5	Form of 9 3/8% Senior Note due 2009 (Contained in Exhibit 4.14.4).
4.14.6
Third Supplemental Indenture, dated as of September 20, 2000, with respect to the Company's 10 7/8% Senior Notes due 2010, between the Company and The Bank of New York, successor entity by acquisition to Harris Trust Company of New York, as trustee (Incorporated herein by reference to Exhibit 4.01 to the Company's Current Report on Form 8-K filed on September 29, 2000) (File No. 0-16014).
4.14.7	Form of 10 7/8% Senior Note due 2010 (Contained in Exhibit 4.14.6).
4.14.8
Fourth Supplemental Indenture, dated as of June 12, 2001, with respect to the Company's 10 1/4% Senior Notes due 2011, between the Company and The Bank of New York, successor entity by acquisition to Harris Trust Company of New York, as trustee (Incorporated herein by reference to Exhibit 4.01 to the Company's Current Report on Form 8-K filed on June 14, 2001) (File No. 0-16014).
4.14.9	Form of 10 1/4% Senior Note due 2011 (Contained in Exhibit 4.14.8).
4.14.10
Fifth Supplemental Indenture dated as of October 25, 2001, with respect to the Company's 10 1/4% Senior Notes due 2006, between the Company and The Bank of New York, successor entity by acquisition to Harris Trust Company of New York, as trustee (Incorporated herein by reference to Exhibit 4.01 to the Company's Current Report on Form 8-K filed on October 30, 2001) (File No. 0-16014).
4.14.11	Form of 10 1/4% Senior Note due 2006 (Contained in Exhibit 4.14.10).
4.15.1
Base Subordinated Debt Indenture dated as of January 23, 2001, with respect to the Company's Subordinated Debt, between the Company and The Bank of New York, successor entity by acquisition to Harris Trust Company of New York, as trustee (Incorporated herein by reference to Exhibit 4.01 to the Company's Current Report on Form 8-K filed on January 24, 2001) (File No. 0-16014).
4.15.2
First Supplemental Indenture, dated as of January 23, 2001, with respect to the Company's 6% Convertible Subordinated Notes due 2006, between the Company and The Bank of New York, successor entity by acquisition to Harris Trust Company of New York, as trustee (Incorporated herein by reference to Exhibit 4.02 to the Company's Current Report on Form 8-K filed on January 24, 2001) (File No. 0-16014).
4.15.3	Form of 6% Convertible Subordinated Note due 2006 (Contained in Exhibit 4.15.2).

4.15.4
Second Supplemental Indenture dated as of April 25, 2001, with respect to the Company's 3.25% Convertible Subordinated Notes due 2021, between the Company and The Bank of New York, successor entity by acquisition to Harris Trust Company of New York, as trustee, to Subordinated Debt Indenture dated as of January 23, 2001 (Incorporated herein by reference to Exhibit 4.01 to the Company's Current Report on Form 8-K filed on May 4, 2001) (File No. 0-16014).
4.15.5	Form of 3.25% Convertible Subordinated Note due 2021 (Contained in Exhibit 4.15.4).
4.16.1
Promissory Note in favor of Highland 2000, L.P. for the Company's 6% Convertible Subordinated Notes due 2006 (Incorporated herein by reference to Exhibit 10.01 to the Company's Current Report on Form 8-K filed on February 1, 2002) (File No. 0-16014).
4.16.2
Promissory Note in favor of Highland 2000, L.P. for the Company's 3.25% Convertible Subordinated Notes due 2021 (Incorporated herein by reference to Exhibit 10.02 to the Company's Current Report on Form 8-K filed on February 1, 2002) (File No. 0-16014).
10.01.1
Management Agreement by and between Olympus Communications, L.P., Olympus Cable Holdings, LLC, Adelphia Holdings 2001, LLC, Highland Video Associates, L.P., Coudersport Television Cable Company and Adelphia Company of Western Connecticut, dated September 28, 2001 (Filed herewith).
10.01.2*	Management Agreement by and between Praxis Capital Management, LLC and Praxis Capital Partners, LLC dated June 8, 2001 (Filed herewith).
10.01.3
Amended and Restated Management Agreement and Joint Venture Agreement of Century/ML Cable Venture dated January 1, 1994, between Century Communications Corp. and ML Media Partners, L.P. (Filed herewith).
10.02
Business Opportunity Agreement dated July 1, 1986 among John J. Rigas, Michael J. Rigas, Timothy J. Rigas, James P. Rigas, Daniel Milliard, Dorellenic and the Company (Incorporated herein by reference to Exhibit 10.13 to Amendment No. 3 to the Company's Registration Statement No. 33-6974 on Form S-1/A filed on August 12, 1986).
10.03.1	Master Reciprocal Settlement Agreement, dated as of December 3, 2003, between Adelphia Communications Corporation and Adelphia Business Solutions, Inc. (d/b/a TelCove) (Filed herewith).
10.03.2	Amendment to the Master Reciprocal Settlement Agreement, dated April 7, 2004, between Adelphia Communications Corporation and Adelphia Business Solutions, Inc. (d/b/a TelCove) (Filed herewith).
10.04.1	Global Settlement Agreement, dated February 21, 2004, between Adelphia Communications Corporation and Adelphia Business Solutions, Inc. (d/b/a TelCove) (Filed herewith).
10.04.2	Mutual Release Agreement, dated April 2004, between Adelphia Communications Corporation and Adelphia Business Solutions, Inc. (d/b/a TelCove) (Filed herewith).
10.04.3	Commercial Services Agreement, dated April 2004, between Adelphia Communications Corporation and Adelphia Business Solutions, Inc. (d/b/a TelCove) (Filed herewith).
10.04.4	Amendment No. 1 to the Commercial Services Agreement, dated August 17, 2004, between Adelphia Communications Corporation and Adelphia Business Solutions, Inc. (d/b/a TelCove) (Filed herewith).
10.04.5	IP Transport Agreement, dated April 2004, between Adelphia Communications Corporation and Adelphia Business Solutions, Inc. (d/b/a TelCove) (Filed herewith).
10.04.6	Conveyance Agreement, dated April 2004, between Adelphia Communications Corporation and Adelphia Business Solutions, Inc. (d/b/a TelCove) (Filed herewith).
10.05
Leveraged Recapitalization Agreement by and among Century/ML Cable Venture, ML Media Partners, L.P., Century Communications Corp., Adelphia Communications Corporation, and Highland, dated as of December 13, 2001 (Filed herewith).
10.06.1*
Terms and Conditions of Employment between William T. Schleyer and Adelphia Communications Corporation, dated January 17, 2003 (Incorporated herein by reference to Exhibit 10.06 to the Company's Current Report on Form 8-K filed on March 5, 2003) (File No. 0-16014).

10.06.2*
Amendment No. 1 to the Terms and Conditions of Employment between William T. Schleyer and Adelphia Communications Corporation, dated as of February 21, 2003 (Incorporated herein by reference to Exhibit 10.07 to the Company's Current Report on Form 8-K filed on March 5, 2003) (File No. 0-16014).
10.06.3*
Revised Amendment No. 2 to the Terms and Conditions of Employment between William T. Schleyer and Adelphia Communications Corporation, dated as of March 10, 2003 (Incorporated herein by reference to Exhibit 10.08 to the Company's Current Report on Form 8-K filed on March 12, 2003) (File No. 0-16014).
10.07.1*
Employment between Ron Cooper and Adelphia Communications Corporation, dated January 17, 2003 (Incorporated herein by reference to Exhibit 10.09 to the Company's Current Report on Form 8-K filed on March 5, 2003) (File No. 0-16014).
10.07.2*
Amendment No. 1 to the Terms and Conditions of Employment between Ron Cooper and Adelphia Communications Corporation, dated as of February 21, 2003 (Incorporated herein by reference to Exhibit 10.10 to the Company's Current Report on Form 8-K filed on March 5, 2003) (File No. 0-16014).
10.08*	Employment Agreement between Vanessa Wittman and Adelphia Communications Corporation, dated May 8, 2003 (Filed herewith).
10.09*	Amended and Restated Employment Agreement between Robert Wahl and Adelphia Communications Corporation, dated November 10, 2004 (Filed herewith).
10.10*	Amended and Restated Employment Agreement between Joseph Bagan and Adelphia Communications Corporation, dated November 1, 2004 (Filed herewith).
10.11*
Letter Agreement, dated May 21, 2002, confirming the engagement of Conway, Del Genio, Gries & Co., LLC by Adelphia Communications Corporation (Incorporated herein by reference to Exhibit 10.11 to the Company's Current Report on Form 8-K filed on March 5, 2003) (File No. 0-16014).
10.12.1
Olympus Communications, L.P. Second Amended and Restated Limited Partnership Agreement, dated as of February 28, 1995 (Incorporated herein by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995) (File No. 0-16014).
10.12.2
First Amendment to the Olympus Communications, L.P. Second Amended and Restated Limited Partnership Agreement, dated September 1, 1995 (Incorporated herein by reference to Exhibit 10.33 to the Company's Amended Annual Report on Form 10-K/A for the fiscal year ended March 31, 1996) (File No. 0-16014).
10.12.3
First Amendment to the Olympus Communications, L.P. Second Amended and Restated Limited Partnership Agreement, dated March 29, 1996 (Incorporated herein by reference to Exhibit 10.34 to the Company's Amended Annual Report on Form 10-K/A for the fiscal year ended March 31, 1996) (File No. 0-16014).
10.12.4
Second Amendment to the Olympus Communications, L.P. Second Amended and Restated Limited Partnership Agreement, dated June 27, 1996 (Incorporated herein by reference to Exhibit 10.35 to the Company's Amended Annual Report on Form 10-K/A for the fiscal year ended March 31, 1996) (File No. 0-16014).
10.12.5
Third Amendment to the Olympus Communications, L.P. Second Amended and Restated Limited Partnership Agreement, dated October 1, 1999 (Incorporated herein by reference to Exhibit 3.8 to Olympus' Annual Report on Form 10-K for the fiscal year ended December 31, 1999) (File No. 333-19327).
10.13.1
Agreement of Limited Partnership of Century-TCI California Communications, L.P., dated as of December 7, 1999 (Incorporated herein by reference to Exhibit 10.115 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999) (File No. 0-16014).
10.13.2	Amendment to the Agreement of Limited Partnership of Century-TCI California Communications, L.P., dated June 25, 2002 (Filed herewith).
10.13.3	Second Amendment to the Agreement of Limited Partnership of Century-TCI California Communications, L.P., dated September 30, 2004 (Filed herewith).

10.14.1	Agreement of Limited Partnership of Parnassos Communications, L.P., dated as of December 30, 1998 (Filed herewith).
10.14.2	Amendment to the Agreement of Limited Partnership of Parnassos Communications, L.P., dated June 25, 2002 (Filed herewith).
10.14.3	Second Amendment to the Agreement of Limited Partnership of Parnassos Communications, L.P., dated September 30, 2004 (Filed herewith).
10.15.1
Warrant Agreement dated as of April 15, 1996, by and among Hyperion Telecommunications, Inc. (now known as Adelphia Business Solutions) and Bank of Montreal Trust Company (Incorporated herein by reference to Exhibit 10.13 to Hyperion Telecommunications, Inc.'s Registration Statement No. 333-06957 on Form S-4 filed on June 27, 1996).
10.15.2
Warrant issued by Hyperion Telecommunications, Inc. to MCI dated May 8, 1998 (Incorporated herein by reference to Exhibit 10.03 to Hyperion Telecommunications, Inc.'s Current Report on Form 8-K filed on June 24, 1998) (File No. 0-21605).
10.15.3
Warrant issued by Hyperion Telecommunications, Inc. to the Company dated June 5, 1998 (Incorporated herein by reference to Exhibit 10.04 to Hyperion Telecommunications, Inc.'s Current Report on Form 8-K filed on June 24, 1998) (File No. 0-21605).
10.16.1*
Hyperion Telecommunications, Inc. 1996 Long-Term Incentive Compensation Plan (Incorporated herein by reference to Exhibit 10.17 to Hyperion Telecommunications, Inc.'s Amended Registration Statement No. 333-13663 on Form S-1/A filed on October 31, 1996).
10.16.2*
Adelphia Communications Corporation 1998 Long Term Incentive Compensation Plan, as amended through August 7, 2001 (Incorporated herein by reference to Appendix C to the Company's Proxy Statement for the Annual Meeting of Stockholders on August 7, 2001) (File No. 0-16014).
10.16.3	1994 Stock Option Plan of Century (Incorporated herein by reference to Exhibit 10(v) (3) to Century's Annual Report on Form 10-K for the fiscal year ended May 31, 1995) (File No. 0-16899).
10.16.4	Century Communications Corp. 1993 Non-Employee Directors' Stock Option Plan (Filed herewith).
10.16.5*	Form of Adelphia Communications Corporation 2001 Outside Director Nonstatutory Stock Option Agreement (Filed herewith).
10.16.6*	Form of Adelphia Communications Corporation Nonstatutory Stock Option Agreement (Filed herewith).
10.16.7*	Adelphia Communications Corporation and Hyperion Telecommunications Corporation Executive Performance Share Compensation Plan (Filed herewith).
10.16.8*
Adelphia Communications Corporation Key Employee Continuity Program (Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 5, 2004) (File No. 0-16014).
10.16.9*	Adelphia Communications Corporation Sale Bonus Program (Incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on October 5, 2004) (File No. 0-16014).
10.16.10*	Adelphia Communications Corporation Performance Retention Plan (Filed herewith).
10.16.11*	Amended and Restated Adelphia Communications Corporation Performance Retention Plan (Filed herewith).
10.16.12*	Form of Performance Retention Plan Grant Letter (Filed herewith).
10.16.13*	Amended and Restated Adelphia Communications Corporation Severance Plan/Summary Plan Description (Filed herewith).
10.16.14*	Adelphia Communications Corporation 2003 Short-Term Incentive Plan Summary (Filed herewith).
10.17
Extension Agreement dated as of January 8, 1997, among Hyperion Telecommunications, Inc., Adelphia Communications Corporation, Charles R. Drenning, Paul D. Fajerski, Randolph S. Fowler, and six Trusts named therein (Incorporated herein by reference to Exhibit 10.04 to the Company's Current Report on Form 8-K dated May 1, 1997) (File No. 0-16014).

10.18.1
Purchase Agreement between the Company and Highland Holdings II dated January 11, 1999, regarding the Company's Class A Common Stock (Incorporated herein by reference to Exhibit 10.01 to the Company's Current Report on Form 8-K filed January 13, 1999) (File No. 0-16014).
10.18.2
Stock Purchase Agreement between the Company and Mayberry Investments, Inc., dated January 28, 1999, regarding the Company's Class A Common Stock and Series C Convertible Preferred Stock (Incorporated herein by reference to Exhibit 13 to Amendment No. 3 to the Schedule 13D filed, on behalf of FPL Group, Inc., on February 8, 1999).
10.18.3
Purchase Agreement between Hyperion Telecommunications, Inc. and the Initial Purchasers named therein, dated as of February 25, 1999, regarding Hyperion Telecommunications Inc.'s 12% Senior Subordinated Notes due 2007 (Incorporated herein by reference to Exhibit 10.03 to the Company's Current Report on Form 8-K filed on March 10, 1999) (File No. 0-16014).
10.18.4
Purchase Agreement between Hyperion Telecommunications, Inc. and Highland Holdings, dated as of February 25, 1999, regarding Hyperion Telecommunications Inc.'s 12% Senior Subordinated Notes due 2007 (Incorporated herein by reference to Exhibit 10.05 to the Company's Current Report on Form 8-K filed on March 10, 1999) (File No. 0-16014).
10.18.5
Class B Common Stock Purchase Letter Agreement dated April 9, 1999 between Adelphia Communications Corporation and Highland Holdings (Incorporated herein by reference to Exhibit 10.01 to the Company's Current Report on Form 8-K filed on April 19, 1999) (File No. 0-16014).
10.18.6
Purchase Agreement dated as of July 12, 1999, between Adelphia and Citizens Cable Company (Incorporated herein by reference to Exhibit 10.03 to the Company's Current Report on Form 8-K filed on August 12, 1999) (File No. 0-16014).
10.18.7
Stock Purchase Agreement dated October 1, 1999 between the Company and Highland Holdings regarding the Company's Class B Common Stock (Incorporated herein by reference to Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999) (File No. 0-16014).
10.18.8
Stock Purchase Agreement dated November 23, 1999 between Adelphia Business Solutions and the Company regarding the Company's Class B Common Stock (Incorporated herein by reference to Exhibit 10.01 to Adelphia Business Solutions' Current Report on Form 8-K filed on December 1, 1999) (File No. 0-21605).
10.18.9
Purchase Agreement dated as of January 17, 2001 between Highland 2000, L.P. and the Company regarding Class B Common Stock (Incorporated herein by reference to Exhibit 10.01 to the Company's Current Report on Form 8-K filed on January 24, 2001) (File No. 0-16014).
10.18.10
Purchase Agreement dated as of January 17, 2001 between Highland 2000, L.P. and the Company regarding 6% convertible subordinated notes due 2006 (Incorporated herein by reference to Exhibit 10.02 to the Company's Current Report on Form 8-K filed on January 24, 2001) (File No. 0-16014).
10.18.11
Purchase Agreement, dated April 19, 2001, between the Company and Highland 2000, L.P. dated April 19, 2001 regarding 3.25% convertible subordinated notes due 2021 (Incorporated herein by reference to Exhibit 10.01 to the Company's Current Report on Form 8-K filed on May 4, 2001) (File No. 0-16014).
10.18.12
Purchase Agreement between the Company and Highland 2000, L.P. dated November 9, 2001, regarding the Class B Common Stock of the Company (Incorporated herein by reference to Exhibit 10.01 to the Company's Current Report on Form 8-K filed on November 16, 2001) (File No. 0-16014).
10.18.13
Purchase Agreement between the Company and Highland 2000, L.P. dated November 9, 2001, regarding the 7.5% Series E Mandatory Convertible Preferred Stock of the Company (Incorporated herein by reference to Exhibit 10.02 to the Company's Current Report on Form 8-K filed on November 16, 2001) (File No. 0-16014).
10.19
Credit Agreement, dated as of December 30, 1998, among Parnassos, L.P. as the Borrower, various financial institutions as the Lenders, the Bank of Nova Scotia as the Administrative Agent, Nationsbank, N.A. as the Documentation Agent, and TD Securities (USA) Inc. as the Syndication Agent (Incorporated herein by reference to Exhibit 10.03 to the Company's Current Report on Form 8-K filed January 28, 1999) (File No. 0-16014).

10.20
Credit Agreement dated May 6, 1999 among Hilton Head Communications, L.P., UCA Corp., UCA LLC, National Cable Acquisition Associates, L.P., Grand Island Cable, Inc., SVHH Cable Acquisition, L.P., Tele-Media Company of Hopewell-Prince George, each other person permitted or required to become a borrower, and each of the Financial Institutions from time to time party thereto (Incorporated herein by reference to Exhibit 10.01 to the Company's Current Report on Form 8-K for the event dated September 17, 1999) (File No. 0-16014).
10.21.1
Second Amended and Restated Credit Agreement dated December 19, 1997 among FrontierVision Operating Partners, L.P. and each of the financial institutions from time to time party thereto (Incorporated herein by reference to Exhibit 10.18 to FrontierVision Holdings, L.P.'s and FrontierVision Holdings Capital Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 333-9535).
10.21.2
Amendment No. 1 dated October 7, 1998 to the Second Amended and Restated Credit Agreement dated December 19, 1997 among FrontierVision Operating Partners, L.P. and each of the financial institutions from time to time party thereto (Filed herewith).
10.21.3
Amendment No. 2 dated July 15, 1999 to the Second Amended and Restated Credit Agreement dated December 19, 1997 among FrontierVision Operating Partners, L.P. and each of the financial institutions from time to time party thereto (Incorporated herein by reference to Exhibit 10.21 to FrontierVision Holdings, L.P.'s Annual Report on Form 10-K for the year ended December 31, 1999) (File No. 333-36519).
10.21.4
Amendment No. 3 dated March 2, 2001 to the Second Amended and Restated Credit Agreement dated December 19, 1997 among FrontierVision Operating Partners, L.P. and each of the financial institutions from time to time party thereto (Incorporated herein by reference to Exhibit 10.7 to FrontierVision Holdings, L.P.'s Annual Report on Form 10-K for the year ended December 31, 2000) (File No. 333-36519).
10.22
Credit Agreement dated as of April 15, 1997 among Citizens Century Cable Television Venture, Societe Generale, as Agent, and Bank of America, National Trust and Savings Association, as Syndication Agent, Corestates Bank, N.A., The First National Bank of Boston, LTCB Trust Company, and PNC Bank, National Association, as Co-Agents, and each of the bank parties thereto (Incorporated herein by reference to Exhibit 10.41 to Century's Annual Report on Form 10-K for the fiscal year ended May 31, 1997) (File No. 0-16899).
10.23
Credit Agreement dated as of December 3, 1999 among Century-TCI California, L.P., Certain Lenders, Societe Generale and Deutsche Bank Securities Inc., as Co-Syndication Agents, Salomon Smith Barney Inc., as Lead Arranger and Sole Book Manager, Mellon Bank, N.A., as Documentation Agent, and Citibank, N.A., as Administrative Agent (Incorporated herein by reference to Exhibit 10.116 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999) (File No. 0-16014).
10.24
Revolving Credit and Term Loan Agreement dated as of October 5, 1999, among Harron Communications Corp, the Subsidiary Guarantors named therein, and the Agents and Lenders named therein (Incorporated herein by reference to Exhibit 10.119 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999) (File No. 0-16014).
10.25
Credit Agreement dated as of April 14, 2000, among Century Cable Holdings, LLC, Ft. Myers Cablevision, LLC, Highland Prestige Georgia, Inc., and each of the financial institutions from time to time party thereto (Incorporated herein by reference to Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000) (File No. 0-16014).
10.26
Credit Agreement dated as of September 28, 2001 among Olympus Cable Holdings, LLC, Adelphia Company of Western Connecticut, Highland Video Associates, L.P., Coudersport Television Cable Company, Adelphia Holdings 2001, LLC, and each of the financial institutions from time to time party thereto (Incorporated herein by reference to Exhibit 10.01 to the Company's Current Report on Form 8-K filed on October 12, 2001) (File No. 0-16014).

10.27.1
Credit and Guaranty Agreement (the "Initial DIP Credit Agreement"), dated as of June 25, 2002, among UCA LLC, Century Cable Holdings, LLC, Century-TCI California, L.P., Olympus Cable Holdings, LLC, Parnassos, L.P., FrontierVision Operating Partners, L.P. and ACC Investment Holdings, Inc., as Borrowers, the Guarantors listed therein, each of the Financial Institutions from time to time party thereto, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA, Inc., as Syndication Agent, J.P. Morgan Securities Inc. and Salomon Smith Barney Inc., as Joint Bookrunners and Co-Lead Arrangers, Citicorp USA, Inc., as Collateral Agent, Wachovia Bank, N.A., as Co-Syndication Agent, and The Bank of Nova Scotia, Fleet National Bank, Bank of America, N.A. and General Electric Capital Corporation, as Co-Documentation Agents (Incorporated herein by reference to Exhibit 10.01 to the Company's Current Report on Form 8-K filed on July 9, 2002) (File No. 0-16014).
10.27.2	Security and Pledge Agreement, dated as of June 25, 2002, among each of the loan parties named therein and Citicorp USA, Inc., as Collateral Agent (Filed herewith).
10.27.3	Amendment No. 1, dated as of August 9, 2002, to the Initial DIP Credit Agreement (Filed herewith).
10.28.1
Amended and Restated Credit and Guaranty Agreement (the "Amended and Restated DIP Credit Agreement"), dated as of August 26, 2002, among UCA LLC, Century Cable Holdings, LLC, Century-TCI California, L.P., Olympus Cable Holdings, LLC, Parnassos, L.P., FrontierVision Operating Partners, L.P., ACC Investment Holdings, Inc., Arahova Communications, Inc. and Adelphia California Cablevision, LLC, as Borrowers, the Guarantors listed therein, each of the Financial Institutions from time to time party thereto, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA, Inc., as Syndication Agent, J.P. Morgan Securities Inc. and Salomon Smith Barney Inc., as Joint Bookrunners and Co-Lead Arrangers, Citicorp USA, Inc., as Collateral Agent, Wachovia Bank, N.A., as Co-Syndication Agent, and The Bank of Nova Scotia, Fleet National Bank, Bank of America, N.A. and General Electric Capital Corporation, as Co-Documentation Agents (Incorporated herein by reference to Exhibit 10.01 to the Company's Current Report on Form 8-K filed on September 3, 2002) (File No. 0-16014).
10.28.2
Amended and Restated Security and Pledge Agreement, dated as of August 26, 2002, among each of the loan parties named therein and Citicorp USA, Inc., as Collateral Agent (Incorporated herein by reference to Exhibit 10.05 to the Company's Current Report on Form 8-K filed on March 5, 2003) (File No. 0-16014).
10.28.3
Amendment No. 1 and Waiver, dated as of October 30, 2002, to the Amended and Restated DIP Credit Agreement (Incorporated herein by reference to Exhibit 10.01 to the Company's Current Report on Form 8-K filed on March 5, 2003) (File No. 0-16014).
10.28.4
Amendment No. 2, dated as of October 23, 2002, to the Amended and Restated DIP Credit Agreement (Incorporated herein by reference to Exhibit 10.02 to the Company's Current Report on Form 8-K filed on March 5, 2003) (File No. 0-16014).
10.28.5
Amendment No. 3, dated as of December 16, 2002, to the Amended and Restated DIP Credit Agreement (Incorporated herein by reference to Exhibit 10.03 to the Company's Current Report on Form 8-K filed on March 5, 2003) (File No. 0-16014).
10.28.6
Amendment No. 4 and Waiver No. 6, dated as of February 13, 2003, to the Amended and Restated DIP Credit Agreement (Incorporated herein by reference to Exhibit 10.04 to the Company's Current Report on Form 8-K filed on March 5, 2003) (File No. 0-16014).
10.28.7
Amendment No. 5, dated as of April 14, 2003, to the Amended and Restated DIP Credit Agreement (Incorporated herein by reference to Exhibit 10.01 to the Company's Current Report on Form 8-K filed on June 20, 2003) (File No. 0- 16014).
10.28.8
Amendment No. 6 and Waiver, dated as of May 7, 2003, under the Amended and Restated DIP Credit Agreement (Incorporated herein by reference to Exhibit 10.02 to the Company's Current Report on Form 8-K filed on June 20, 2003) (File No. 0-16014).
10.28.9
Amendment No. 7, dated as of May 27, 2003, to the Amended and Restated DIP Credit Agreement (Incorporated herein by reference to Exhibit 10.03 to the Company's Current Report on Form 8-K filed on June 20, 2003) (File No. 0-16014).

10.28.10
Covenant Addendum, dated as of May 27, 2003, to the Amended and Restated DIP Credit Agreement (Incorporated herein by reference to Exhibit 10.04 to the Company's Current Report on Form 8-K filed on June 20, 2003) (File No. 0- 16014).
10.28.11
Amendment No. 8, dated as of September 12, 2003, to the Amended and Restated DIP Credit Agreement (Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 29, 2003) (File No. 0-16014).
10.28.12
Amendment No. 9, dated as of October 10, 2003, to the Amended and Restated DIP Credit Agreement (Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 27, 2003) (File No. 0-16014).
10.28.13
Amendment No. 10, dated as of December 5, 2003, to the Amended and Restated DIP Credit Agreement (Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 5, 2004) (File No. 0-16014).
10.28.14
Amendment No. 11, dated as of December 18, 2003, to the Amended and Restated DIP Credit Agreement (Incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 5, 2004) (File No. 0-16014).
10.28.15
Amendment No. 12, dated as of February 3, 2004, to the Amended and Restated DIP Credit Agreement (Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 26, 2004) (File No. 0-16014).
10.28.16	Amendment No. 13, dated as of March 17, 2004, to the Amended and Restated DIP Credit Agreement (Filed herewith) (Confidential treatment requested with respect to certain information).
10.29.1
Second Amended and Restated Credit and Guaranty Agreement (the "Second Amended and Restated DIP Credit Agreement"), dated as of May 10, 2004, among UCA LLC, Century Cable Holdings, LLC, Century-TCI California, L.P., Olympus Cable Holdings, LLC, Parnassos, L.P., FrontierVision Operating Partners, L.P., ACC Investment Holdings, Inc., Arahova Communications, Inc. and Adelphia California Cablevision, LLC, as Borrowers, the Guarantors listed therein, each of the Financial Institutions from time to time party thereto, JPMorgan Chase Bank, as Administrative Agent, Citigroup Global Markets Inc., as Syndication Agent, J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Joint Bookrunners and Co-Lead Arrangers, Citicorp North America, Inc., as Collateral Agent, Wachovia Bank, N.A., as Co-Syndication Agent, and The Bank of Nova Scotia, Bank of America, N.A. and General Electric Capital Corporation, as Co-Documentation Agents (Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 12, 2004) (File No. 0-16014).
10.29.2
Amendment No. 1, dated as of May 10, 2004, to the Amended and Restated Security and Pledge Agreement, dated as of August 26, 2002, among each of the loan parties named therein and Citicorp North America, Inc. as Collateral Agent (Incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 12, 2004) (File No. 0-16014).
10.29.3
Amendment No. 1 and Waiver, dated as of July 21, 2004, to the Second Amended and Restated DIP Credit Agreement (Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 21, 2004) (File No. 0-16014).
10.29.4
Amendment No. 2, dated as of September 24, 2004, to Second Amended and Restated DIP Credit Agreement (Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 24, 2004) (File No. 0-16014).
10.30.1
Pledge Agreement between Hyperion Telecommunications, Inc. and the Bank of Montreal Trust Company as Collateral Agent, dated as of August 27, 1997 (Incorporated herein by reference to Exhibit 4.03 to Hyperion Telecommunications, Inc.'s Current Report on Form 8-K filed on September 15, 1997) (File No. 0-21605).
10.30.2
Pledge, Escrow and Disbursement Agreement, between Hyperion Telecommunications, Inc. and the Bank of Montreal Trust Company dated as of August 27, 1997 (Incorporated herein by reference to Exhibit 4.05 to Hyperion Telecommunications, Inc.'s Current Report on Form 8-K filed on September 15, 1997) (File No. 0-21605).

10.31
Tag-Along Rights Agreement dated as of July 12, 1999, among Adelphia, the Century Class B Holders, Ms. Claire Tow and the holders of Adelphia Class B Common Stock named therein (Incorporated herein by reference to Exhibit 10.02 to the Company's Current Report on Form 8-K filed on August 12, 1999) (File No. 0-16014).
10.32
Redemption Agreement dated as of October 1, 1999 between Olympus Communications, LP and Cable GP, Inc. (Incorporated by reference herein to Exhibit 10.6 to Olympus' Annual Report on Form 10-K for the fiscal year ended December 31, 1999) (File No. 333-19327).
10.33.1
Indenture dated as of March 2, 1999, with respect to Hyperion Telecommunications, Inc. 12% Senior Subordinated Notes due 2007, between Hyperion Telecommunications, Inc. and the Bank of Montreal Trust Company (Incorporated herein by reference to Exhibit 4.01 to the Company's Current Report on Form 8-K filed on March 10, 1999) (File No. 0-16014).
10.33.2	Form of 12% Senior Subordinated Notes due 2007 (Contained in Exhibit 10.33.1).
10.34.1
Indenture, dated as of April 15, 1996, with respect to Hyperion Telecommunications, Inc.'s 13% Series A Senior Discount Notes due 2003 and 13% Series B Senior Discount Notes due 2003, between Hyperion Telecommunications, Inc. and Bank of Montreal Trust Company (Incorporated herein by reference to Exhibit 4.1 to Hyperion Telecommunications, Inc.'s Registration Statement No. 333-06957 on Form S-4 filed on June 27, 1996).
10.34.2	Form of 13% Senior Discount Notes due 2003 (Contained in Exhibit 10.34.1).
10.34.3
First Supplemental Indenture, dated as of September 12, 1996, with respect to Hyperion Telecommunications, Inc.'s 13% Series A Senior Discount Notes due 2003 and 13% Series B Senior Discount Notes due 2003, between Hyperion Telecommunications, Inc. and Bank of Montreal Trust Company (Incorporated herein by reference to Exhibit 4.2 to Hyperion Telecommunications, Inc.'s Registration Statement No. 333-12619 on Form S-1).
10.34.4
Second Supplemental Indenture, dated as of August 27, 1997, with respect to Hyperion Telecommunications, Inc.'s 13% Series A Senior Discount Notes due 2003 and 13% Series B Senior Discount Notes due 2003, between Hyperion Telecommunications, Inc. and the Bank of Montreal Trust Company (Incorporated herein by reference to Exhibit 4.06 to Hyperion Telecommunications, Inc.'s Current Report on Form 8-K filed on September 15, 1997) (File No. 0-21605).
10.35.1
Indenture, dated as of November 12, 1996, with respect to Olympus Communications, L.P. and Olympus Capital Corporation's 10 5/8% Senior Notes due 2006, between Olympus Communications, L.P., Olympus Capital Corporation and Bank of Montreal Trust Company (Incorporated herein by reference to Exhibit 10.02 to the Company's Current Report on Form 8-K filed on December 16, 1996) (File No. 0-16014).
10.35.2	Form of 10 5/8% Senior Note due 2006 (Contained in Exhibit 10.35.1).
10.36.1
Indenture, dated as of August 27, 1997, with respect to Hyperion Telecommunications, Inc. 12 1/4% Senior Secured Notes due 2004, between Hyperion Telecommunications, Inc. and the Bank of Montreal Trust Company (Incorporated herein by reference to Exhibit 4.01 to Hyperion Telecommunications, Inc.'s Current Report on Form 8-K filed on September 15, 1997) (File No. 0-21605).
10.36.2	Form of 12 1/4% Senior Secured Note due 2004 (Contained in Exhibit 10.36.1).
10.37.1
Indenture dated as of October 7, 1996, with respect to certain 11% Senior Subordinated Notes due 2006, among FrontierVision Operating Partners, L.P., FrontierVision Capital Corporation and Colorado National Bank, as Trustee (Incorporated herein by reference to Exhibit 4.1 to FrontierVision Operating Partners, L.P.'s and FrontierVision Capital Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, File No. 333-09535).
10.37.2	Form of 11% Senior Subordinated Note due 2006 (Contained in Exhibit 10.37.1).
10.38.1
Indenture dated as of September 19, 1997, with respect to certain 11 7/8% Senior Discount Notes due 2007, among FrontierVision Holdings, L.P., FrontierVision Holdings Capital Corporation and U.S. Bank National Association d/b/a Colorado National Bank, as Trustee (Incorporated herein by reference to Exhibit 4.2 to FrontierVision Holdings, L.P.'s and FrontierVision Holdings Capital Corporation's Registration Statement No. 333-36519 on Form S-4 filed on September 26, 1997).

10.38.2	Form of 11 7/8% Senior Discount Note due 2007 (Contained in Exhibit 10.38.1).
10.39.1
Indenture dated as of December 9, 1998, with respect to Series B 11 7/8% Senior Discount Notes due 2007, among FrontierVision Holdings, L.P., FrontierVision Holdings Capital II Corporation and U.S. Bank National Association, as Trustee (Incorporated herein by reference to Exhibit 4.5 to FrontierVision Holdings, L.P.'s and FrontierVision Holdings Capital II Corporation's Registration Statement No. 333-75567 on Form S-4 filed on April 2, 1999).
10.39.2	Form of 11 7/8% Series B Senior Discount Note due 2007 (Contained in Exhibit 10.39.1).
10.40.1
Indenture, dated as of October 15, 1991, by and between Century and the Bank of Montreal Trust Company, as Trustee (Incorporated herein by reference to Exhibit 4.2 to Amendment No. 2 to Century's Registration Statement on Form S-3/A filed on March 1, 1991) (File No. 33-33787).
10.40.2
First Supplemental Indenture, dated as of October 15, 1991, with respect to Century's 11 7/8% Senior Subordinated Debentures due 2003, by and between Century and the Bank of Montreal Trust Company, as Trustee (Incorporated herein by reference to Exhibit 7(2) to Century's Current Report on Form 8-K filed on October 22, 1991) (File No. 0-16899).
10.40.3	Form of 11 7/8% Senior Subordinated Debenture due 2003 (Contained in Exhibit 10.40.2).
10.41.1
Indenture, dated as of February 15, 1992, by and between Century and the Bank of America National Trust and Savings Association, as Trustee (Incorporated herein by reference to Exhibit 4.1 to Amendment No. 2 to Century's Registration Statement on Form S-3/A filed on March 1, 1991) (File No. 33-33787).
10.41.2
First Supplemental Indenture, dated as of February 15, 1992, with respect to Century's 9 3/4% Senior Notes due 2002, by and between Century and the Bank of America National Trust and Savings Association, as Trustee (Incorporated herein by reference to Exhibit 4(t) to Century's Annual Report on Form 10-K for the fiscal year ended May 31, 1992) (File No. 0-16899).
10.41.3	Form of Century Communications Corp. 9 3/4% Senior Note due 2002 (Filed herewith).
10.41.4
Second Supplemental Indenture, dated as of August 15, 1992, with respect to Century's 9 1/2% Senior Notes due 2000, by and between Century and Bank of America National Trust and Savings Association, as Trustee (Incorporated herein by reference to Exhibit 4(u) to Century's Annual Report on Form 10-K for the fiscal year ended May 31, 1992) (File No. 0-16899).
10.41.5	Form of 9 1/2% Senior Note due 2000 (Contained in Exhibit 10.41.4).
10.41.6
Third Supplemental Indenture, dated as of April 1, 1993, with respect to Century's Senior Discount Notes due 2003, by and between Century and Bank of America National Trust and Savings Association, as Trustee (Incorporated herein by reference to Exhibit 4(v) to Century's Annual Report on Form 10-K for the fiscal year ended May 31, 1993) (File No. 0-16899).
10.41.7	Form of Senior Discount Note due 2003 (Contained in Exhibit 10.41.6).
10.41.8
Fourth Supplemental Indenture, dated as of March 6, 1995, with respect to Century's 9 1/2% Senior Notes due 2005, by and between Century and Bank of America National Trust and Savings Association, as Trustee (Incorporated herein by reference to Exhibit 4(w) to Century's Annual Report on Form 10-K for the fiscal year ended May 31, 1995) (File No. 0-16899).
10.41.9	Form of Century Communications Corp. 9 1/2% Senior Note due 2005 (Filed herewith).
10.41.10
Fifth Supplemental Indenture, dated as of January 23, 1997, with respect to Century's 8 7/8% Senior Notes due 2007, by and between Century and First Trust of California, National Association, successor trustee to Bank of America National Trust and Savings Association, as Trustee (Incorporated herein by reference to Exhibit 4.10 to Century's Annual Report on Form 10-K for the fiscal year ended May 31, 1997) (File No. 0-16899).
10.41.11	Form of Century Communications Corp. 8 7/8% Senior Note due 2007 (Filed herewith).
10.41.12
Sixth Supplemental Indenture, dated as of September 29, 1997, with respect to Century's 8 3/4% Senior Notes due 2007, between Century and First Trust of California, National Association, successor trustee to Bank of America National Trust and Savings Association, as Trustee (Incorporated herein by reference to Exhibit 10.2 to Century's Quarterly Report on Form 10-Q for the quarter ended August 31, 1997) (File No. 0-16899).

10.41.13	Form of 8 3/4% Senior Note due 2007 (Contained in Exhibit 10.41.12).
10.41.14
Seventh Supplemental Indenture dated as of November 13, 1997, with respect to Century's 8 3/8% Senior Notes due 2017, between Century and First Trust of California, National Association, successor trustee to Bank of America National Trust and Savings Association, as Trustee (Incorporated herein by reference to Exhibit 4.1 to Century's Quarterly Report on Form 10-Q for the quarter ended November 30, 1997) (File No. 0-16899).
10.41.15	Form of Century Communications Corp. 8 3/8% Senior Note due 2017 (Filed herewith).
10.41.16
Eighth Supplemental Indenture dated as of December 10, 1997, with respect to Century's 8 3/8% Senior Notes due 2007 between Century and First Trust of California, National Association, successor trustee to Bank of America National Trust and Savings Association, as Trustee (Incorporated herein by reference to Exhibit 4.13 to Century's Annual Report on Form 10-K for the fiscal year ended May 31, 1999) (File No. 0-16899).
10.41.17	Form of Century Communications Corp. 8 3/8% Senior Note due 2007 (Filed herewith).
10.41.18
Ninth Supplemental Indenture, dated as of October 1, 1999 between Arahova Communications, Inc. and U.S. Bank Trust National Association, successor trustee to Bank of America National Trust and Savings Association, to the Indenture, dated as of February 15, 1992 between Century Communications Corp. and the U.S. Bank Trust National Association (Incorporated herein by reference to Exhibit 4.01 to Arahova's Quarterly Report on Form 10-Q for the quarter ended August 31, 1999) (File No. 0-16899).
10.42.1
Indenture, dated as of January 15, 1998, with respect to Century's Senior Discount Notes due 2008, between Century and First Trust of California, National Association, as Trustee (Incorporated herein by reference to Exhibit 4 to Century's Registration Statement on Form S-4 filed on March 2, 1998) (File No. 333-47161).
10.42.2	Form of Series A Senior Discount Note due 2008 (Contained in Exhibit 10.42.1).
10.42.3	Form of Series B Senior Discount Note due 2008 (Contained in Exhibit 10.42.1).
10.42.4
First Supplemental Indenture, dated as of October 1, 1999 between Arahova Communications, Inc. and U.S. Bank Trust National Association, to the Indenture, dated as of January 15, 1998 between Century Communications Corp. and the U.S. Bank Trust National Association (Incorporated herein by reference to Exhibit 4.02 to Arahova's Quarterly Report on Form 10-Q for the quarter ended August 31, 1999) (File No. 0-16899).
10.43
Agreement and Plan of Reorganization dated as of December 8, 1999, by and among Cablevision of the Midwest, Inc., Cablevision of the Midwest Holding Co., Inc. Adelphia General Holdings II, Inc. and the Company (Incorporated herein by reference to Exhibit 10.117 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999) (File No. 0-16014).
10.44.1*	Indemnification Agreement, entered into as of January 17, 2003, between Adelphia Communications Corporation and William T. Schleyer (Filed herewith).
10.44.2*	Indemnification Agreement, entered into as of January 17, 2003, between Adelphia Communications Corporation and Ronald Cooper (Filed herewith).
10.44.3*	Form of Indemnification Agreement for Independent Directors between Adelphia Communications Corporation and each of the independent directors (Filed herewith).
10.45.1
Class B Common Stockholders' Agreement dated July 1, 1986 among John J. Rigas, Michael J. Rigas, Timothy J. Rigas, James P. Rigas, Daniel Milliard, Dorellenic and the Company (Incorporated herein by reference to Exhibit 10.01 to Amendment No. 2 to the Company's Registration Statement No. 33-6974 on Form S-1/A filed on August 5, 1986).
10.45.2
Joinder to Class B Common Stockholders' Agreement (Incorporated herein by reference to Exhibit 10.02 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994) (File No. 0-16014).

10.46.1
Class B Voting Agreement, dated as of March 5, 1999, among Adelphia Communications Corporation, Leonard Tow, The Claire Tow Trust, and the Trust Created by Claire Tow under date of December 10, 1979 (Incorporated herein by reference to Exhibit 10.01 to the Company's Current Report on Form 8-K filed on March 10, 1999) (File No. 0-16014).
10.46.2
Rigas Class B Voting Agreement, dated as of March 5, 1999, among Century Communications Corp., John J. Rigas, Michael J. Rigas, Timothy J. Rigas and James P. Rigas (Incorporated herein by reference to Exhibit 10.02 to the Company's Current Report on Form 8-K filed on March 10, 1999) (File No. 0-16014).
14.1	Code of Business Conduct and Ethics of Adelphia Communications Corporation (Filed herewith).
16.1	Letter regarding change in certifying accountant (Incorporated herein by reference to Exhibit 16.01 to the Company's Amended Current Report on Form 8-K/A filed on July 1, 2002) (File No. 0-16014).
21.1	Subsidiaries of Adelphia Communications Corporation (Filed herewith).
31.1	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended (Filed herewith).
31.2	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended (Filed herewith).
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
99.1*
Agreement, dated May 23, 2002, between the Company and the Rigas Parties (Incorporated herein by reference to Exhibit 99.01 to the Company's Current Report on Form 8-K filed on May 24, 2002) (File No. 0-16014).
99.2.1
Amended and Restated Commitment Letter dated March 24, 2004 among Adelphia Communications Corporation and JPMorgan Chase Bank, J.P. Morgan Securities Inc., Credit Suisse First Boston, acting through its Cayman Islands Branch, Citicorp North America, Inc., Citigroup Global Markets Inc., Deutsche Bank AG Cayman Islands Branch and Deutsche Bank Securities Inc. (Incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on March 24, 2004) (File No. 0-16014).
99.2.2
Amendment of Amended and Restated Commitment Letter, dated June 1, 2004, among Adelphia Communications Corporation and JPMorgan Chase Bank, J.P. Morgan Securities Inc., Credit Suisse First Boston, acting through its Cayman Islands Branch, Citicorp North America, Inc., Citigroup Global Markets Inc., Deutsche Bank AG Cayman Islands Branch and Deutsche Bank Securities Inc. (Incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on June 3, 2004) (File No. 0-16014).
99.2.3
Amendment No. 2 of Amended and Restated Commitment Letter, dated June 28, 2004, among Adelphia Communications Corporation and JPMorgan Chase Bank, J.P. Morgan Securities Inc., Credit Suisse First Boston, acting through its Cayman Islands Branch, Citicorp North America, Inc., Citigroup Global Markets Inc., Deutsche Bank AG Cayman Islands Branch and Deutsche Bank Securities Inc. (Incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on June 29, 2004) (File No. 0-16014).

*
Denotes a management contract or a compensatory plan or arrangement required to be identified by Item 15(a) (3) of Form 10-K.

        The Company will furnish to the Commission upon request copies of instruments not filed herewith which authorize the issuance of long-term obligations of the Company or its subsidiaries not in excess of 10% of the Company's total assets on a consolidated basis.

CONSOLIDATED FINANCIAL STATEMENTS

        See page 102 of this Annual Report for an index to the consolidated financial statements.

FINANCIAL STATEMENT SCHEDULES

        The following financial statement schedules are included in this Annual Report:

  •
  Condensed Balance Sheets of Adelphia Communications Corporation for the fiscal years ended December 31, 2003, 2002 and 2001

  •
  Condensed Statements of Operations of Adelphia Communications Corporation for the fiscal years ended December 31, 2003, 2002 and 2001

  •
  Condensed Statements of Cash Flows of Adelphia Communications Corporation for the fiscal years ended December 31, 2003, 2002 and 2001

  •
  Valuation and Qualifying Accounts of Adelphia Communications Corporation and subsidiaries for the fiscal years ended December 31, 2003, 2002 and 2001

REPORTS ON FORM 8-K

        As stated above, through May 2002, the Company was controlled by the Rigas Family. Since that time, Adelphia has made an effort to inform the public of significant changes and events involving Adelphia by filing Current Reports on Form 8-K describing such changes and events. The following is a summary of such Forms 8-K:

        On May 24, 2002, Adelphia filed a Current Report on Form 8-K disclosing certain information relating to relationships and transactions involving Adelphia and its subsidiaries, on the one hand, and related persons and entities of Adelphia and its subsidiaries, on the other hand. Such disclosure includes, among other things, information regarding the Rigas Family Agreement, the Company's cash management system, the co-borrowing credit facilities, purchases of Adelphia debt or equity securities by certain Rigas Family Entities, transactions relating to the Buffalo Sabres, a team in the National Hockey League, Adelphia loans to and from certain of its affiliates, the relationship between Adelphia and Adelphia Business Solutions and the relationship between Adelphia and Praxis Capital Ventures, L.P., Praxis Capital Partners, LLC and Praxis Capital Management, LLC. In addition, Adelphia announced that (i) the Board authorized the Special Committee to investigate certain matters relating to Adelphia, (ii) Adelphia had not yet completed its consolidated financial statements for the year ended December 31, 2001, received its independent auditors' report thereon or filed with the SEC its Form 10-K for the year ended December 31, 2001, (iii) Deloitte had suspended its auditing work on Adelphia's consolidated financial statements for the year ended December 31, 2001 and (iv) Adelphia had not yet filed its quarterly report on Form 10-Q for the quarter ended March 31, 2002.

        On June 6, 2002, Adelphia filed a Current Report on Form 8-K announcing the resignations of John J. Rigas, Timothy J. Rigas, Michael J. Rigas and James P. Rigas as directors of Adelphia. In addition, Adelphia announced the appointments of Christopher T. Dunstan as Executive Vice President, Treasurer and CFO of Adelphia and Steven B. Teuscher as SVP and CAO of Adelphia. Adelphia also announced that the Board, based on the recommendation of the Special Committee and consultation with counsel to the Special Committee, had determined that each of John J. Rigas, Timothy J. Rigas, Michael J. Rigas, Peter L. Venetis and James Brown deliberately breached his duty to Adelphia and/or its shareholders and that, as a result, such individuals were no longer entitled to have the expenses incurred in defending actions against them advanced to them by Adelphia. Finally, Adelphia filed certain press releases as exhibits to the Current Report on Form 8-K, announcing, among other things, that (i) John J. Rigas had resigned as Chairman, President and CEO of Adelphia, Erland Kailbourne had succeeded John J. Rigas as Chairman and Interim CEO of Adelphia, Timothy J. Rigas had resigned as Executive Vice President, CFO, CAO and Treasurer of Adelphia and James Brown had resigned as Vice President of Finance of Adelphia, (ii) Adelphia had tentatively concluded that it should increase to approximately $2.5 billion the amount of indebtedness to be included in its consolidated financial statements, as of December 31, 2001, to reflect the full amount of principal borrowings and interest expense by entities affiliated with the Rigas Family under the co-borrowing credit facilities, (iii) Leonard Tow and Scott Schneider had been appointed to the Board, (iv) Adelphia's failure to deliver certain financial information and related compliance certificates to various financial institutions under certain credit agreements of its subsidiaries had resulted in events of default under those agreements and (v) the Nasdaq Listing Qualification Panel had determined, on May 30, 2002, to delist the Class A Common Stock from the Nasdaq Stock Market effective with the open of business on June 3, 2002.

        On June 10, 2002, Adelphia filed a Current Report on Form 8-K regarding previously announced developments relating to Adelphia's financial reporting, resignations from and appointments to Adelphia's management and the investigation by the Special Committee. In addition, Adelphia announced that, on June 9, 2002, it had terminated the engagement of Deloitte as Adelphia's independent accountants. Adelphia also announced that, based on the preliminary results of the investigation by the Special Committee, Adelphia's then-current management would make certain adjustments and revisions to its results of operations for 2000 and 2001, its guidance with respect to management's expectations regarding earnings before interest, taxes, depreciation and amortization ("EBITDA") for 2002 and certain previous public statements regarding the number of subscribers to Adelphia's cable systems.

        On June 14, 2002, Adelphia filed a Current Report on Form 8-K announcing that, on June 13, 2002, it had retained PwC as its independent accountants to replace Deloitte, whose engagement with Adelphia had been terminated on June 9, 2002, and disclosing certain facts relating to the termination of Deloitte. In addition, Adelphia announced that, on June 10, 2002, Century Communications Corporation, an indirect, wholly-owned subsidiary of Adelphia, had filed a voluntary petition for relief under Chapter 11 with the Bankruptcy Court. Adelphia also disclosed both that, on June 10, 2002, it had received a letter from Leonard Tow and Scott Schneider relating to their resignations from the Board and that, on June 11, 2002, Adelphia had announced the resignation of Peter L. Venetis from the Board. Finally, Adelphia disclosed information relating to certain timber and land transactions and the Special Committee's investigation of relationships and transactions involving Adelphia and its subsidiaries, on the one hand, and related persons and entities of Adelphia and its subsidiaries, on the other hand.

        On June 21, 2002, Adelphia filed a Current Report on Form 8-K regarding its announcements on June 17, 2002 and June 20, 2002 that Adelphia and its subsidiaries had missed certain interest and dividend payments on certain outstanding notes and series of preferred stock. In addition, Adelphia announced on June 17, 2002 that Deloitte had advised Adelphia that, based on management's decision to restate Adelphia's consolidated financial statements, Deloitte would withdraw certifications of consolidated financial statements of Adelphia and its subsidiaries that Deloitte had issued since March 2001.

        On June 28, 2002, Adelphia filed a Current Report on Form 8-K announcing that, on June 25, 2002, Adelphia and certain of its subsidiaries had filed voluntary petitions under Chapter 11 with the Bankruptcy Court. In addition, Adelphia announced, on June 27, 2002, that the Bankruptcy Court had approved Adelphia's request for certain "first day orders."

        On July 1, 2002, Adelphia filed an Amended Current Report on Form 8-K/A regarding certain previously disclosed facts relating to the termination of Deloitte, Deloitte's June 27, 2002 letter addressed to the SEC regarding Adelphia (the "Deloitte Letter") and the fact that Adelphia disagreed with certain statements made by Deloitte in the Deloitte Letter.

        On July 8, 2002, Adelphia filed an Amended Current Report on Form 8-K/A regarding certain previously disclosed facts relating to the termination of Deloitte. In addition, Adelphia announced that it believed both that its Form 8-K filed on June 14, 2002 was not defective or incomplete and that Deloitte's refusal to resume its audit was unreasonable. Finally, Adelphia announced that, in light of Deloitte's unreasonable refusal to resume its audit, Adelphia had determined that it was not appropriate to share any additional information with Deloitte.

        On July 9, 2002, Adelphia filed a Current Report on Form 8-K announcing that, on June 25, 2002, the Company had procured senior secured debtor-in-possession financing pursuant to a certain credit and guaranty agreement. In addition, Adelphia announced that, on June 28, 2002, the Bankruptcy Court had issued an interim order approving the credit agreement and permitting the Company to borrow up to an initial amount of $500 million pursuant of the terms of the credit agreement. Finally, Adelphia announced that the credit agreement was subject to final approval by the Bankruptcy Court and that a final hearing to approve it had been scheduled for August 9, 2002.

        On July 31, 2002, Adelphia filed a Current Report on Form 8-K, attaching as an exhibit a copy of the slide show presentation to certain holders of notes issued by Adelphia, which was scheduled for July 31, 2002.

        On August 2, 2002, Adelphia filed an Amended Current Report on Form 8-K/A announcing that, in an effort to improve the quality of Adelphia's public disclosure, Adelphia intended to prospectively report two different subscriber numbers, the Subscriber Accounts and Equivalent Subscribers. In addition, Adelphia announced that the discrepancy between the subscriber numbers presented in the July 31, 2002 slide show presentation, which was previously disclosed in the July 31, 2002 Current Report on Form 8-K, and the subscriber numbers presented in the June 10, 2002 Current Report on Form 8-K was due to (1) the difference between reporting Subscriber Accounts and Equivalent Subscribers, and (2) the different dates to which the numbers related.

        On August 12, 2002, Adelphia filed a Current Report on Form 8-K announcing that its Board had nominated two additional directors, Rodney W. Cornelius and Anthony T. Kronman, to the Board. In addition, Adelphia announced that, on August 12, 2002, it had delivered certain "Equivalent Subscribers" figures to certain holders of notes issued by Adelphia, and Adelphia disclosed such figures in the Current Report on Form 8-K.

        On August 13, 2002, Adelphia filed an Amended Current Report on Form 8-K/A regarding certain previously disclosed facts relating to the termination of Deloitte. In addition, in order to provide a more complete description of the events disclosed in the Deloitte Letter, Adelphia described certain such "Reportable Events." Adelphia also announced that it had sent a draft of such Amended Current Report on Form 8-K/A to Deloitte on August 8, 2002 and that Deloitte had informally informed Adelphia that it believed that the draft contained some factual inaccuracies but that Deloitte would not be able to provide comments on the draft until August 16, 2002. Finally, Adelphia announced that it would file and respond to any such comments when and if received.

        On August 14, 2002, Adelphia filed a Current Report on Form 8-K announcing that, on August 14, 2002, Erland Kailbourne and Christopher Dunstan had submitted sworn statements to the SEC, pursuant to Section 21(a) (1) of the Securities Exchange Act of 1934, as amended.

        On August 20, 2002, Adelphia filed an Amended Current Report on Form 8-K/A regarding certain previously disclosed facts relating to the termination of Deloitte. In addition, Adelphia announced that, on August 16, 2002, Deloitte had informed Adelphia that it had read Adelphia's August 13, 2002 Amended Current Report on Form 8-K/A and that Deloitte believed that such Form 8-K/A contained inaccuracies and omissions, which Deloitte believed were evident from a review of the Deloitte Letter.

        On September 3, 2002, Adelphia filed a Current Report on Form 8-K announcing that, on August 26, 2002, the Company had entered into the DIP Facility, which amended and restated in its entirety the credit agreement filed and guaranty agreement dated June 2002, as an exhibit to the Current Report on Form 8-K filed with the SEC on July 9, 2002. In addition, Adelphia announced that, on August 23, 2002, the Bankruptcy Court had issued a final order approving the DIP Facility and permitting the Company to borrow up to $1,500 million pursuant to the terms of the DIP Facility. Finally, Adelphia announced that Affidavits of Daniel Aronson and Brian J. Fox in Support of Adelphia's Reply to DIP Objections had been filed with the Bankruptcy Court on August 21, 2002.

        On September 16, 2002, Adelphia filed a Current Report on Form 8-K announcing that, on September 13, 2002, Adelphia and certain of its subsidiaries had filed their unaudited consolidated Monthly Operating Reports for the months of June and July 2002 with the Bankruptcy Court.

        On September 30, 2002, Adelphia filed a Current Report on Form 8-K announcing that, on September 30, 2002, Century/ML Cable, a New York joint venture between Century Communications Corp., a wholly-owned indirect subsidiary of Adelphia, and ML Media Partners, L.P., had filed a voluntary petition under Chapter 11.

        On October 18, 2002, Adelphia filed a Current Report on Form 8-K announcing that, on October 10, 2002, Adelphia and certain of its subsidiaries had filed their unaudited consolidated Monthly Operating Report for the month of August 2002 with the Bankruptcy Court.

        On November 5, 2002, Adelphia filed a Current Report on Form 8-K announcing that, on October 25, 2002, Adelphia and certain of its subsidiaries had filed their unaudited consolidated Monthly Operating Report for the month of September 2002 with the Bankruptcy Court. In addition, Adelphia announced a decrease in its guidance for full year 2002 EBITDA due to the Chapter 11 Cases. Finally, the Current Report on Form 8-K included a table summarizing Adelphia's customer information as of December 31, 2001, March 31, 2002, June 30, 2002 and September 30, 2002.

        On December 3, 2002, Adelphia filed a Current Report on Form 8-K announcing that, on November 25, 2002, Adelphia and certain of its subsidiaries and Century/ML Cable had filed their respective unaudited consolidated Monthly Operating Reports for the month of October 2002 with the Bankruptcy Court.

        On January 2, 2003, Adelphia filed a Current Report on Form 8-K announcing that, on December 24, 2002, Adelphia and certain of its subsidiaries had filed their unaudited consolidated Monthly Operating Report for the month of November 2002 with the Bankruptcy Court and that, on December 23, 2002, Century/ML Cable had filed its unaudited consolidated Monthly Operating Report for the month of November 2002 with the Bankruptcy Court.

        On January 21, 2003, Adelphia filed a Current Report on Form 8-K regarding its announcement on January 17, 2003 that it had entered into an agreement naming William T. Schleyer as Chairman and CEO of Adelphia and Ron Cooper as President and COO of Adelphia and that such agreement was subject to approval from the Bankruptcy Court.

        On January 29, 2003, Adelphia filed a Current Report on Form 8-K announcing that, on January 23, 2003, Adelphia and certain of its subsidiaries and Century/ML Cable had filed their respective unaudited consolidated Monthly Operating Reports for the month of December 2002 with the Bankruptcy Court.

        On February 28, 2003, Adelphia filed a Current Report on Form 8-K announcing that, on February 28, 2003, Adelphia and certain of its subsidiaries had filed their unaudited consolidated Monthly Operating Report for the month of January 2003 with the Bankruptcy Court and that, on February 25, 2003, Century/ML Cable had filed its unaudited consolidated Monthly Operating Report for the month of January 2003 with the Bankruptcy Court. In addition, Adelphia announced that, as part of its ongoing review of its historical books and records and its financial restatement, effective January 1, 2003, Adelphia had corrected many of its erroneous accounting policies and practices for Property, Plant and Equipment ("PP&E") relating to the capitalization of labor, labor-related costs, certain overhead costs and certain materials used in the maintenance of its cable systems and that these corrections of erroneous accounting policies and practices in PP&E would result in a total monthly increase in expenses of approximately $19 million.

        On March 5, 2003, Adelphia filed a Current Report on Form 8-K announcing, among other things, that on March 4, 2003 the Bankruptcy Court had approved the employment agreements of

William T. Schleyer as Chairman and CEO of Adelphia and Ron Cooper as President and COO of Adelphia. In addition, Adelphia disclosed that, on January 23, 2003, the Board had voted to amend Adelphia's bylaws to specify the roles of the CEO, President, COO and CFO of Adelphia. Such Amended and Restated Bylaws, the employment agreements for Mr. Schleyer and Mr. Cooper and amendments thereto and Amendments No. 1, No. 2, No. 3 and No. 4 to the DIP Facility were incorporated by reference into the Current Report on Form 8-K and filed as exhibits thereto.

        On March 12, 2003, Adelphia filed a Current Report on Form 8-K announcing that, on March 7, 2003, the Bankruptcy Court had issued a final order approving the employment agreements of William T. Schleyer as Chairman and CEO of Adelphia and Ron Cooper as President and COO of Adelphia. In response to the final order, Adelphia and Mr. Schleyer amended and restated Amendment No. 2 to Mr. Schleyer's employment agreement, and such revised Amendment No. 2 was incorporated by reference into the Current Report on Form 8-K and filed as an exhibit thereto.

        On March 21, 2003, Adelphia filed a Current Report on Form 8-K announcing that, on or about March 6, 2003, Adelphia had discussed with Christopher T. Dunstan the need to terminate his employment as CFO, Executive Vice President and Treasurer of Adelphia and began negotiations regarding a separation agreement between Adelphia and Mr. Dunstan (the "Separation Agreement"). Adelphia also disclosed that, on March 17, 2003, Adelphia had received a letter of resignation from Mr. Dunstan in which Mr. Dunstan resigned effective May 27, 2003 and raised allegations regarding certain historical transactions between Adelphia and one of its then-current directors. In addition, Adelphia disclosed that, on March 21, 2003, it had entered into the Separation Agreement with Mr. Dunstan, subject to the approval of the Bankruptcy Court. Adelphia also announced that, in February 2003, the Board had directed an investigation into the allegations regarding historical director transactions, that such factual investigation had been completed in early March 2003 and that Adelphia expected to conclude that the actions by the director in question did not rise to the level of materiality or importance so as to require disclosure in a Form 8-K at that time. Finally, Adelphia announced that, on March 21, 2003, it had named Vanessa Ames Wittman as Executive Vice President and CFO of Adelphia.

        On March 24, 2003, Adelphia filed an Amended Current Report on Form 8-K/A restating in its entirety the Current Report on Form 8-K filed with the SEC on March 21, 2003, but including as an exhibit a corrected version of the March 21, 2003 press release which announced the naming of Vanessa Wittman as Executive Vice President and CFO of Adelphia.

        On March 28, 2003, Adelphia filed a Current Report on Form 8-K announcing that, on March 25, 2003, Adelphia and certain of its subsidiaries and Century/ML Cable had filed their respective unaudited consolidated Monthly Operating Reports for the month of February 2003 with the Bankruptcy Court.

        On May 1, 2003, Adelphia filed a Current Report on Form 8-K disclosing certain non-audit services that Adelphia's Audit Committee had approved to be performed by PwC, Adelphia's independent auditors. In addition, Adelphia announced that, on April 25, 2003, Adelphia and certain of its subsidiaries and Century/ML Cable had filed their respective unaudited consolidated Monthly Operating Reports for the month of March 2003 with the Bankruptcy Court.

        On May 27, 2003, Adelphia filed a Current Report on Form 8-K announcing that, on May 23, 2003, Adelphia and certain of its subsidiaries had filed their unaudited consolidated Monthly Operating Report for the month of April 2003 with the Bankruptcy Court. In addition, Adelphia announced that, in April 2003, it continued to correct its erroneous accounting policies and practices for PP&E relating to the capitalization of labor, labor-related costs, certain overhead costs and certain materials. Adelphia also disclosed that, while it had neither restated previously filed operating reports nor completed its review and analysis of the effect that its new accounting policies and practices would have on the consolidated financial statements for the years ended December 31, 2002, 2001, 2000 and 1999,

Adelphia had already recorded total adjustments of $144 million in 2002 for estimated corrections in accounting policies and practices and estimated that the new accounting policies and practices relating to the capitalization of labor, labor-related costs, certain overhead costs and certain materials for PP&E would increase expenses and decrease capital expenditures by approximately $300 million on an annualized basis in 2003, as compared to the accounting policies and practices of Adelphia during the period when Rigas Management held executive positions at Adelphia. Finally, Adelphia announced that, during May 2003, it completed its review of the policies and practices surrounding the determination and reporting of its statistical customer information and that, as a result of such review, it had restated its previously reported customer information for September 30, 2002, June 30, 2002 and March 31, 2002. Such restated customer data, to the extent such restatement was completed at the filing of this Form 8-K, and the previously reported customer data were presented in a table in the Current Report on Form 8-K.

        On May 29, 2003, Adelphia filed a Current Report on Form 8-K announcing that, on May 27, 2003, Century/ML Cable had filed its unaudited consolidated Monthly Operating Report for the month of April 2003 with the Bankruptcy Court.

        On June 20, 2003, Adelphia filed a Current Report on Form 8-K announcing that, on May 28, 2003, it had reached agreement with the initial debtor-in-possession lenders on the covenants for the DIP Facility. Adelphia also announced that such lenders had approved Adelphia's operating and capital budget through June 2004, thus enabling Adelphia to access the full $1.5 billion under the DIP Facility. In addition, Adelphia disclosed that it had announced, on June 4, 2003, that four then-current members of the Board who served as directors prior to Adelphia's Chapter 11 filing in June 2002—Leslie Gelber, Pete J. Metros, Dennis Coyle and Erland Kailbourne—would resign, at such future time as their successors would be named, in order to complete the transition to a new independent Board. Finally, Amendment No. 5 to the DIP Facility, Amendment No. 6 and Waiver under the DIP Facility, Amendment No. 7 to the DIP Facility and the Covenant Addendum to the DIP Facility were incorporated by reference into the Current Report on Form 8-K and filed as exhibits thereto.

        On June 30, 2003, Adelphia filed a Current Report on Form 8-K announcing that, on June 25, 2003, Adelphia and certain of its subsidiaries and Century/ML Cable had filed their respective unaudited consolidated Monthly Operating Reports for the month of May 2003 with the Bankruptcy Court. In addition, Adelphia announced that, during June 2003, it had completed its review of statistical customer information for 2001, 2000 and 1999. Such restated customer data and the previously reported customer data were presented in a table in the Current Report on Form 8-K.

        On July 30, 2003, Adelphia filed a Current Report on Form 8-K announcing that, on July 24, 2003, Adelphia and certain of its subsidiaries and Century/ML Cable had filed their respective unaudited consolidated Monthly Operating Reports for the month of June 2003 with the Bankruptcy Court. In addition, Adelphia announced the completion of its review of homes passed data for the first half of 2003 and presented a summary of homes passed, basic customers and customer penetration levels for March 31, 2003 and June 30, 2003.

        On August 27, 2003, Adelphia filed a Current Report on Form 8-K announcing that, on August 25, 2003, Adelphia and certain of its subsidiaries and Century/ML Cable had filed their respective unaudited consolidated Monthly Operating Reports for the month of July 2003 with the Bankruptcy Court.

        On September 29, 2003, Adelphia filed a Current Report on Form 8-K announcing that Amendment No. 8 to the DIP Facility had become effective on September 12, 2003. In addition, Adelphia announced that, on September 25, 2003, Adelphia and certain of its subsidiaries and Century/ML Cable had filed their respective unaudited consolidated Monthly Operating Reports for the month of August 2003 with the Bankruptcy Court.

        On October 27, 2003, Adelphia filed a Current Report on Form 8-K announcing that Amendment No. 9 to the DIP Facility had become effective on October 10, 2003. In addition, Adelphia announced that, on October 24, 2003, Adelphia and certain of its subsidiaries and Century/ML Cable had filed their respective unaudited consolidated Monthly Operating Reports for the month of September 2003 with the Bankruptcy Court.

        On December 3, 2003, Adelphia filed a Current Report on Form 8-K announcing that, on November 25, 2003, Adelphia and certain of its subsidiaries and Century/ML Cable had filed their respective unaudited consolidated Monthly Operating Reports for the month of October 2003 with the Bankruptcy Court.

        On January 5, 2004, Adelphia filed a Current Report on Form 8-K announcing that Amendment No. 10 to the DIP Facility had become effective on December 5, 2003 and that Amendment No. 11 to the DIP Facility had become effective on December 18, 2003. In addition, Adelphia announced that, on December 23, 2003, Adelphia and certain of its subsidiaries and Century/ML Cable had filed their respective unaudited consolidated Monthly Operating Reports for the month of November 2003 with the Bankruptcy Court.

        On January 15, 2004, Adelphia filed a Current Report on Form 8-K announcing the completion of its transition to a new Board, with the resignations of Dennis Coyle and Erland Kailbourne, the last two board members who had served before Adelphia's Chapter 11 filing.

        On January 30, 2004, Adelphia filed a Current Report on Form 8-K announcing that, on January 26, 2004, Adelphia and certain of its subsidiaries and Century/ML Cable had filed their respective unaudited consolidated Monthly Operating Reports for the month of December 2003 with the Bankruptcy Court.

        On February 25, 2004, Adelphia filed a Current Report on Form 8-K announcing that, on February 25, 2004, Adelphia and certain of its subsidiaries had filed the Stand-Alone Plan and the draft disclosure statement with the Bankruptcy Court. In addition, on February 25, 2004, Adelphia announced that it had received commitments from JPMorgan Chase & Co., Credit Suisse First Boston, Citigroup Inc. and Deutsche Bank AG for an $8.8 billion fully-committed exit financing package that will be used, among other things, to finance the cash payments to be made under the proposed Stand-Alone Plan. Copies of the Stand-Alone Plan and draft disclosure statement, as well as copies of the press releases announcing the filing of the Stand-Alone Plan and draft disclosure statement and the Exit Financing Facility were filed as exhibits to the Current Report on Form 8-K.

        On February 26, 2004, Adelphia filed a Current Report on Form 8-K announcing that Amendment No. 12 to the DIP Facility had become effective on February 3, 2004. In addition, Adelphia announced that, on February 25, 2004, Adelphia and certain of its subsidiaries and Century/ML Cable had filed their respective unaudited consolidated Monthly Operating Reports for the month of January 2004 with the Bankruptcy Court.

        On March 24, 2004, Adelphia filed a Current Report on Form 8-K announcing that, on March 24, 2004, Adelphia and certain of its subsidiaries filed a motion with the Bankruptcy Court seeking an order of the Bankruptcy Court authorizing and approving an amended and restated commitment letter and related documents relating to the Company's proposed $8.8 billion Exit Financing Facility and the approval of the payment of related fees and expenses.

        On March 25, 2004, Adelphia filed a Current Report on Form 8-K announcing that, on March 25, 2004, Adelphia and certain of its subsidiaries and Century/ML Cable had filed their respective unaudited consolidated Monthly Operating Reports for the month of February 2004 with the Bankruptcy Court.

        On April 22, 2004, Adelphia filed a Current Report on Form 8-K announcing that, on April 21, 2004, Adelphia and certain of its subsidiaries filed a motion with the Bankruptcy Court seeking an order of the Bankruptcy Court authorizing and approving a form of the Extended DIP Facility and a related commitment letter and fee letter, each dated April 16, 2004, and the payment of related fees and expenses. The form of Extended DIP Facility and the related commitment letter were filed as exhibits to the Form 8-K.

        On April 26, 2004, Adelphia filed a Current Report on Form 8-K announcing that, on April 26, 2004, Adelphia and certain of its subsidiaries and Century/ML Cable had filed their respective unaudited consolidated Monthly Operating Reports for the month of March 2004 with the Bankruptcy Court.

        On May 12, 2004, Adelphia filed a Current Report on Form 8-K announcing that, on May 10, 2004, Adelphia and certain of its subsidiaries closed on the Extended DIP Facility. The Extended DIP Facility, which was approved by the Bankruptcy Court on May 6, 2004, amends and restates in its entirety the DIP Facility. The Extended DIP Facility and Amendment No. 1, dated as of May 10, 2004, to the Amended and Restated Security and Pledge Agreement, dated as of August 26, 2002, were filed as exhibits to the Form 8-K.

        On May 24, 2004, Adelphia filed a Current Report on Form 8-K announcing that, on May 10, 2004, Adelphia and the exit lenders amended the terms of the commitment letter relating to the proposed $8.8 billion Exit Financing Facility. Under the terms of this amendment, the date by which the Company was required to obtain an order of the Bankruptcy Court authorizing the credit parties to incur their respective obligations under the commitment letter and the related documentation was extended from May 25, 2004 to June 30, 2004.

        On May 25, 2004, Adelphia filed a Current Report on Form 8-K announcing that, on May 25, 2004, Adelphia and certain of its subsidiaries and Century/ML Cable had filed their respective unaudited consolidated Monthly Operating Reports for the month of April 2004 with the Bankruptcy Court.

        On June 3, 2004, Adelphia filed a Current Report on Form 8-K announcing that, on June 3, 2004, Adelphia and certain of its subsidiaries filed a notice with the Bankruptcy Court advising the Bankruptcy Court that it and the exit lenders entered into an amendment to the amended and restated commitment letter and amendments to certain other documents, each relating to Adelphia's $8.8 billion Exit Financing Facility.

        On June 17, 2004, Adelphia filed a Current Report on Form 8-K announcing that, on June 17, 2004, Adelphia and certain of its subsidiaries filed a notice with the Bankruptcy Court advising the Bankruptcy Court that Adelphia and the exit lenders entered into an amendment to the amended and restated fee letter relating to the Company's proposed $8.8 billion Exit Financing Facility.

        On June 24, 2004, Adelphia filed a Current Report on Form 8-K announcing that, on June 24, 2004, Adelphia and certain of its subsidiaries and Century/ML Cable had filed their respective unaudited consolidated Monthly Operating Reports for the month of May 2004 with the Bankruptcy Court.

        On June 29, 2004, Adelphia filed a Current Report on Form 8-K announcing that, on June 28, 2004, Adelphia and certain of its subsidiaries filed a notice with the Bankruptcy Court advising the Bankruptcy Court that Adelphia and the exit lenders entered into an amendment to the amended and restated commitment letter and an amendment to the amended and restated fee letter, each relating to Adelphia's proposed $8.8 billion Exit Financing Facility.

        On July 27, 2004, Adelphia filed a Current Report on Form 8-K announcing the effectiveness, on July 21, 2004, of Amendment No. 1 and Waiver to the Extended DIP Facility. The amendment was filed as an exhibit to the Form 8-K. In addition, Adelphia announced that it and certain of its subsidiaries and Century/ML Cable had filed their respective unaudited consolidated Monthly Operating Reports for the month of June 2004 with the Bankruptcy Court.

        On August 25, 2004, Adelphia filed a Current Report on Form 8-K announcing that, on August 25, 2004, Adelphia and certain of its subsidiaries and Century/ML Cable had filed their respective unaudited consolidated Monthly Operating Reports for the month of July 2004 with the Bankruptcy Court.

        On September 27, 2004, Adelphia filed a Current Report on Form 8-K announcing the effectiveness, on September 24, 2004, of Amendment No. 2 to the Extended DIP Facility. The amendment was filed as an exhibit to the Form 8-K. In addition, Adelphia announced that it and certain of its subsidiaries and Century/ML Cable had filed their respective unaudited consolidated Monthly Operating Reports for the month of August 2004 with the Bankruptcy Court.

        On September 27, 2004, Adelphia filed a Current Report on Form 8-K announcing that, on September 21, the Bankruptcy Court entered orders authorizing the Company to implement and adopt a number of changes to its employee benefit programs (the "KERP Programs"). The KERP Programs were previously adopted, subject to approval of the Bankruptcy Court, by the Board on June 10, 2004, August 5, 2004 and September 13, 2004.

        On October 5, 2004, Adelphia filed an Amended Current Report on Form 8-K/A announcing that, on September 21, 2004, the Bankruptcy Court entered orders authorizing the Company to implement and adopt a number of changes to its employee benefit programs. The Form 8-K/A amended and restated the Form 8-K dated September 27, 2004 and was filed to make certain conforming changes to reflect the final terms of the KERP Programs and to include as exhibits the documentation relating to the Continuity Program.

        On October 25, 2004, Adelphia filed a Current Report on Form 8-K announcing that, on October 25, 2004, Adelphia and certain of its subsidiaries and Century/ML Cable had filed their respective unaudited consolidated Monthly Operating Reports for the month of September 2004 with the Bankruptcy Court.

        On November 4, 2004, Adelphia filed a Current Report on Form 8-K announcing that, on October 29, 2004, Adelphia and certain of its subsidiaries filed a motion to postpone the conversion of the Series E Preferred Stock into shares of Class A Common Stock from November 15, 2004 to February 1, 2005, to the extent such conversion was not already stayed by the filing of the Chapter 11 Cases.

        On November 12, 2004, Adelphia filed a Current Report on Form 8-K announcing that, on November 1, 2004, Adelphia entered into an amended and restated employment agreement with Joseph W. Bagan. In addition, Adelphia announced that, on November 10, 2004, Adelphia entered into an amended and restated employment agreement with Robert G. Wahl.

        On November 18, 2004, Adelphia filed a Current Report on Form 8-K announcing that, on November 18, 2004, the Bankruptcy Court entered an order, effective November 14, 2004, approving the motion filed by Adelphia and certain of its subsidiaries to postpone the conversion of the Series E Preferred Stock into shares of Class A Common Stock until February 1, 2005, to the extent it otherwise would have occurred on November 15, 2004. In addition, Adelphia announced that it amended the certificate of designations relating to the Series E Preferred Stock to reflect the postponement of the automatic conversion date.

        On November 24, 2004, Adelphia filed a Current Report on Form 8-K announcing that, on November 24, 2004, Adelphia and certain of its subsidiaries and Century/ML Cable had filed their respective unaudited consolidated Monthly Operating Reports for the month of October 2004 with the Bankruptcy Court.

GLOSSARY OF DEFINED TERMS

        Set forth below is a list of certain defined terms as used in this Annual Report.

        ACC Operations—ACC Operations, Inc., a Delaware corporation.

        Adelphia—Adelphia Communications Corporation.

        Adelphia Business Solutions—Adelphia Business Solutions, Inc., a former majority-owned subsidiary, which currently conducts business under the name TelCove.

        Adelphia Common Stock—Class B Common Stock together with the Class A Common Stock.

        Amended Complaint—Amended complaint filed by the company on November 15, 2002, in the Company's lawsuit against the Rigas Family and the Rigas Family Entities.

        Annex Agreements—Various annexes to the Global Settlement executed by and between Adelphia and TelCove.

        Arahova—Arahova Communications Inc., a direct subsidiary of Adelphia.

        ARPU—Average revenue per unit.

        Bank Complaint—Complaint filed by the Creditors' Committee, by motion dated July 6, 2003, in the Pre-Petition Lender Litigation.

        Bankruptcy Code—Title 11 of the United States Code.

        Bankruptcy Court—United States Bankruptcy Court for the Southern District of New York.

        Benchmark I—Benchmark Acquisition Fund I L.P.

        Benchmark II—Benchmark Media, Inc.

        Bucktail Broadcasting—Bucktail Broadcasting Corporation, a subsidiary of Highland.

        CALEA—Communications Assistance to Law Enforcement Act.

        Carryover Directors—Dennis Coyle, Leslie Gelber, Erland Kailbourne and Pete Metros.

        CDGC—Conway, Del Genio, Gries & Co., LLC.

        Century—Century Communications Corp., an indirect wholly owned subsidiary of Adelphia.

        Century/ML Cable—Century/ML Cable Venture, a joint venture between Century and ML Media.

        Century-TCI—Century-TCI California, L.P., a joint venture between Adelphia and Comcast Corporation.

        CGO—Corporate governance officer.

        Chapter 11—Chapter 11 of Title 11 of the United States Code.

        Chapter 11 Cases—Voluntary petitions to reorganize under Chapter 11 of the Bankruptcy Code filed by the Debtors in June 2002.

        Claim Difference—The difference between the allowed unsecured claim listed on the Debtors' Schedules of Liabilities and the amount listed on the claimant's proof of claim.

        CLECs—Competitive local exchange carriers.

        CMS—Cash management system.

        Co-Borrowing Facilities—Four credit facilities established by Rigas Management, which were accessible by both the Company and the Rigas Co-Borrowing Entities.

        Committees—Collectively, the Equity Committee and the Creditors' Committee.

        Company—Adelphia Communications Corporation and its consolidated subsidiaries.

        Conway Engagement Letter—Engagement letter dated May 21, 2002, pursuant to which the Company engaged CDGC to provide certain restructuring services.

        Credit Facilities—Bank debt, incurred by the Company under six different credit facilities.

        Creditors' Committee—Committee appointed by the U.S. Trustee to represent the interests of unsecured creditors of the Debtors.

        DBS—Direct broadcast satellite.

        Debtors—Adelphia and substantially all of its domestic subsidiaries that filed voluntary petitions to reorganize under Chapter 11 in 2002.

        Devon Mobile Bankruptcy Court—United States Bankruptcy Court for the District of Delaware.

        Devon Claims—Proofs of claim in the Chapter 11 Cases filed by Devon Mobile on or about January 8, 2004.

        Devon Complaint—Complaint filed by Devon Mobile in the Chapter 11 Cases in respect of the Devon Claims on June 21, 2004.

        Devon Mobile—Devon Mobile Communications, L.P., a Delaware limited partnership in which Adelphia owns a 49.9% limited partnership interest.

        Devon Plan—Devon Mobile's First Amended Joint Plan of Liquidation, dated July 24, 2003 (as modified on September 29, 2003), as confirmed by order of the Devon Bankruptcy Court on October 1, 2003.

        DIP Facility—$1,500 million debtor-in-possession facility entered into by the Loan Parties in connection with the Chapter 11 filings.

        Dorellenic—Dorellenic Cable Partners.

        Doris Holdings—Doris Holdings, L.P.

        DSL—Digital subscriber line.

        EBITDA—Earnings before interest, taxes, depreciation and amortization.

        EBU—Equivalent bulk unit.

        EPSCP—The Adelphia and Hyperion Telecommunications Corporation Executive Performance Share Compensation Plan.

        Equity Committee—Committee appointed by the U.S. Trustee to represent the interests of equity holders of the Debtors.

        Exit Lenders—Collectively, JPMorgan Chase Bank, Credit Suisse First Boston, acting through its Cayman Islands Branch, Citicorp North America, Inc., Deutsche Bank AG Cayman Islands Branch, J.P. Morgan Securities Inc., Citigroup Global Markets Inc. and Deutsche Bank Securities Inc.

        Extended DIP Facility—Second Amended and Restated Credit and Guaranty Agreement approved by the Bankruptcy Court on May 6, 2004, which amends and restates in its entirety the DIP Facility.

        FCC—Federal Communications Commission.

        Final DIP Order—Bankruptcy Court order approving the DIP Facility.

        FPL Group—FPL Group, Inc., parent of Telesat.

        Global Settlement—Global settlement agreement between Adelphia and TelCove, dated February 21, 2004.

        HDTV—High definition television.

        HFC—Hybrid fiber coaxial cable.

        Highland—Highland Holdings, a Rigas Family Entity.

        Highland II—Highland Holdings II, a Rigas Family Entity.

        Highland Communications—Highland Communications, L.L.C., a wholly owned subsidiary of Highland and a Rigas Family Entity.

        Highland Preferred—Highland Preferred Communications, L.L.C., a wholly owned subsidiary of Highland.

        Highland Prestige—Highland Prestige Georgia, Inc., a Rigas Family Entity.

        HSI—High-speed Internet.

        ILEC—Incumbent local exchange carriers.

        Interim Management—Erland Kailbourne, Chairman and interim CEO, together with the Carryover Directors and certain officers engaged by the Company after May 2002.

        IRS—Internal Revenue Service.

        ISP—Internet service provider.

        IVR—Interactive voice response.

        KERP Programs—Certain employee benefit programs (including amendments) adopted by the Board and approved by order of the Bankruptcy Court.

        LFAs—Local franchise authorities.

        Loan Parties—Adelphia and certain of its subsidiaries, collectively.

        M&A Advisors—Collectively, UBS Securities LLC and Allen & Company LLC.

        Managed Cable Entities—Entities owned by the Rigas Family that operate cable systems and are managed by the Company.

        MDU—Multi-dwelling unit.

        ML Media—ML Media Partners, L.P.

        MMDS—Multi-channel multipoint distribution systems.

        MVDDS—Multichannel Video Distribution & Data Service.

        Named Executive Officers—Collectively, the CEO, the four other most highly compensated executive officers serving as of December 31, 2003 and each other person who served as CEO at any time during the year.

        NFHLP—Niagara Frontier Hockey, L.P., a Delaware limited partnership owned by the Rigas Family.

        NFHLP Bankruptcy Court—U.S. Bankruptcy Court of the Western District of New York.

        NFHLP Debtors—NFHLP and certain of its subsidiaries.

        NTCA—National Cable & Telecommunications Association.

        Olympus—Olympus Communications, L.P.

        Other Rigas Entities—The Rigas Family Entities other than the Rigas Co-Borrowing Entities.

        Praxis—Praxis Capital Ventures, L.P., a consolidated subsidiary of Adelphia.

        Pre-petition Lender Litigation—Action by the Creditors' Committee against the agents and lenders under certain pre-petition credit facilities.

        Prestige Communications—Prestige Communications, Inc., an entity that owns and operates cable systems, and all of the cable television assets of Prestige Communications of North Carolina, Inc.

        Prestige of North Carolina—Prestige Communications NC, Inc.

        PRP—The Amended and Restated Adelphia Performance Retention Plan.

        RBOC—Regional Bell operating companies.

        Recap Agreement—Leveraged Recapitalization Agreement, pursuant to which Century/ML Cable agreed to redeem ML Media's 50% interest in Century/ML Cable on or before September 30, 2002.

        Redemption—Redemption pursuant to the Recap Agreement.

        Rigas Co-Borrowing Entities—Rigas Family Entities that are borrowers under the Co-Borrowing Facilities and the subsidiaries of such Rigas Family Entities.

        Rigas Criminal Action—Criminal action against John J. Rigas, Timothy J. Rigas, Michael J. Rigas and Michael C. Mulcahey.

        Rigas Defendants—Collectively, John J. Rigas, Michael J. Rigas, Tim Rigas, James P. Rigas, Doris Rigas and the Rigas Family Entities.

        Rigas Family—Family of John J. Rigas.

        Rigas Family 13D—Form 13D/A filed on August 15, 2001 by John J. Rigas, Michael J. Rigas, Timothy J. Rigas, James P. Rigas and Ellen Rigas Venetis.

        Rigas Family Agreement—Agreement dated May 23, 2002 by which certain members of the Rigas Family resigned from their positions as officers and directors of Adelphia.

        Rigas Family Entities—Entities in which members of the Rigas Family directly or indirectly held controlling interests.

        Rigas Family Forms 5—Forms 5 filed on February 13, 2002 by John J. Rigas, Michael J. Rigas, Timothy J. Rigas, James P. Rigas and Ellen Rigas Venetis.

        Rigas Management—Members of the Rigas Family who held all of the senior executive positions at Adelphia and constituted five of the nine members of the Board prior to May 2002.

        SEC Civil Action—Civil enforcement action filed on July 24, 2002, by the SEC against the Company, certain members of the Rigas Family and others, alleging various securities fraud claims arising out of the Rigas Family's alleged misconduct.

        Separation Agreement—Separation Agreement between Adelphia and Christopher T. Dunstan, entered March 21, 2003, subject to the approval of the Bankruptcy Court.

        Series A Preferred Stock—Series A 13% Cumulative Exchangeable Preferred Stock issued by Adelphia, due July 15, 2009.

        Series B Preferred Stock—Series B 13% Cumulative Exchangeable Preferred Stock issued by Adelphia, due July 15, 2009.

        Series C Preferred Stock—Adelphia's 8 1/8% Series C Cumulative Convertible Preferred Stock issued by Adelphia, $0.01 par value per share.

        Series D Preferred Stock—5 1/2% Series D Convertible Preferred Stock issued by Adelphia, $0.01 par value per share.

        Series E Preferred Stock—7.5% Series E Mandatory Convertible Preferred Stock issued by Adelphia, $0.01 par value per share.

        Series F Preferred Stock—7.5% Series F Mandatory Convertible Preferred Stock issued by Adelphia, $0.01 par value per share.

        Settlement Amount—Proposed settlement amount agreed upon by the Debtors and certain creditors in connection with the Settlement Procedures Order.

        Settlement Procedures Order—Settlement discussions commenced by the Debtors with certain creditors in an effort to compromise and/or settle their claims in accordance with the settlement procedures protocol authorized by order of the Bankruptcy Court dated February 9, 2004.

        SMATV systems—Satellite master antenna television systems.

        Special Committee—Special committee of the Board, composed solely of three Carryover Directors, Dennis Coyle, Leslie Gelber and Erland Kailbourne, which began to investigate the allegations against the Rigas Family.

        Stand-Alone Plan—Proposed joint plan of reorganization under Chapter 11 of the Bankruptcy Code filed by the Debtors on February 25, 2004.

        Subordinated Notes—The Company's 6% and 3.5% Subordinated Notes.

        Subsidiary Borrowers—Collectively, the unrestricted borrowers under a joint bank credit facility with certain of Adelphia's subsidiaries.

        TelCove—TelCove, Inc., formerly known as Adelphia Business Solutions, Inc.

        TelCove Debtors—TelCove and its direct and indirect subsidiaries that have commenced Chapter 11 proceedings.

        TelCove DIP Credit Agreement—Debtor in Possession Credit and Security Agreement between the Company and the TelCove Debtors dated April 2002.

        TelCove DIP Lenders—Adelphia and one of the Rigas Family Entities.

        TelCove Petition Date—March 27, 2002.

        TelCove Plan—TelCove's Modified Third Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, dated December 18, 2003 as confirmed by the Court on December 19, 2003.

        TelCove Spin-off—Transaction completed on January 11, 2002, whereby the Company distributed all of the shares of TelCove common stock owned by Adelphia to the holders of its Class A Common Stock and Class B Common Stock in the form of a dividend.

        TelCove Spin-off Date—January 11, 2002.

        Tele-Media Ventures—Three joint ventures in which Adelphia indirectly holds interests ranging from 75% to 82% with certain affiliates of Tele-Media Corporation of Delaware.

        Telesat—Telesat Cablevision, Inc., a subsidiary of FPL Group.

        TMCD—Tele-Media Corporation of Delaware.

        Tranche A Loan—$1,300 million revolving credit facility under the DIP Facility, as reduced to an $800 million revolving credit facility under the Extended DIP Facility.

        Tranche B Loan—Proceeds received from the $200 million loan made pursuant to the DIP Facility.

        UGC—UnitedGlobalCom, Inc.

        Verizon Cable Assets—Certain Verizon cable equipment and network system assets acquired by the Company.

        VOD—Video-on-demand.

        VoIP—Voice over Internet protocol.

        WB Security—West Boca Security, Inc., a former subsidiary of Olympus.

        Wending Creek—Wending Creek Farms, Inc., an entity owned by the Rigas Family.

        X Clause Plaintiffs—The Ad Hoc Committee of holders of the Company's Subordinated Notes, together with the Bank of New York, the indenture trustee for the Subordinated Notes.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADELPHIA COMMUNICATIONS CORPORATION

	By:	/s/ WILLIAM T. SCHLEYER William T. Schleyer Chairman and Chief Executive Officer

Date: December 23, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM T. SCHLEYER William T. Schleyer	Chairman and Chief Executive Officer (Principal Executive Officer)	December 23, 2004
/s/ VANESSA A. WITTMAN Vanessa A. Wittman	Chief Financial Officer (Principal Financial Officer)	December 23, 2004
/s/ SCOTT D. MACDONALD Scott D. Macdonald	Chief Accounting Officer (Principal Accounting Officer)	December 23, 2004
/s/ E. THAYER BIGELOW E. Thayer Bigelow	Director	December 23, 2004
/s/ RODNEY CORNELIUS Rodney Cornelius	Director	December 23, 2004
/s/ ANTHONY KRONMAN Anthony Kronman	Director	December 23, 2004
/s/ PHILIP LOCHNER Philip Lochner	Director	December 23, 2004
/s/ SUSAN NESS Susan Ness	Director	December 23, 2004
/s/ KENNETH WOLFE Kenneth Wolfe	Director	December 23, 2004