Form 10-K
period 2004-12-31
ADELPHIA COMMUNICATIONS CORP
filed 2005-10-06
CIK 796486

Use these links to rapidly review the document
ADELPHIA COMMUNICATIONS CORPORATION TABLE OF CONTENTS
ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2004
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 0-16014

ADELPHIA COMMUNICATIONS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	23-2417713 (I.R.S. Employer) Identification No.)
5619 DTC Parkway Greenwood Village, CO (Address of principal executive offices)	80111 (Zip Code)
303-268-6300 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.
Securities registered pursuant to Section 12(g) of the Act:
 Class A Common Stock, $0.01 par value; and
5 1/2% Series D Convertible Preferred Stock, $0.01 par value.

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        Aggregate market value of outstanding Class A Common Stock, par value $0.01, held by non-affiliates of the registrant, as of June 30, 2004, was approximately $116.6 million and, as of June 30, 2005, was approximately $23.6 million, based on the closing sale price reported on the Pink Sheets on such dates. For purposes of this calculation only, affiliates are deemed to be directors and executive officers of the registrant.

        At June 30, 2005, 228,692,414 shares of Class A Common Stock, par value $0.01, and 25,055,365 shares of Class B Common Stock, par value $0.01, of the registrant were outstanding.

ADELPHIA COMMUNICATIONS CORPORATION

TABLE OF CONTENTS

CAUTIONARY STATEMENTS
INTRODUCTORY NOTES
PART I
ITEM 1.	BUSINESS
Overview
Corporate Governance
Business Strategy
Customer Statistics
Services
Pricing For Services
Network Technology
Management of Our Cable Systems
Customer Service
Sales and Marketing
Programming Suppliers
Competition
Regulation and Legislation
Franchises
Partnerships and Ventures
Employees
Certain Business and Other Developments Relating to the Chapter 11 Cases
Risk Factors
Segment Operations and Certain Financial Information
ITEM 2.	PROPERTIES
ITEM 3.	LEGAL PROCEEDINGS
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6.	SELECTED FINANCIAL DATA
ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Results of Operations
Liquidity and Capital Resources
Current and Future Sources of Liquidity
Critical Accounting Policies
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A.	CONTROLS AND PROCEDURES
ITEM 9B.	OTHER INFORMATION
PART III
ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11.	EXECUTIVE COMPENSATION
Summary Compensation
Stock Option/SAR Grants
Aggregated Stock Option/SAR Exercises and Year-End Option/SAR Values
Long-Term Incentive Plan Awards
Director Compensation
Employment Arrangements
Non-Equity Based Plans and Agreements Maintained by the Company
ITEM 12.	BENEFICIAL OWNERSHIP OF SECURITIES
Equity Compensation Plan Information
Amended and Restated Adelphia Communications Corporation Performance Retention Plan
Adelphia and Hyperion Telecommunications Corporation Executive Performance Share Compensation Plan
Employment Agreements for William T. Schleyer and Ron Cooper
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Related Transactions—Rigas Family
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Pre-Approval Policies and Procedures
Fees Paid to the Independent Registered Public Accounting Firm in 2004 and 2003
PART IV
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Exhibit Index
Consolidated Financial Statements
Financial Statement Schedules
GLOSSARY OF DEFINED TERMS
SIGNATURES

CAUTIONARY STATEMENTS

        This Annual Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements regarding Adelphia Communications Corporation's ("Adelphia") and its consolidated subsidiaries' and other consolidated entities' (collectively, the "Company," "we," "our" or "us") expected future financial position, results of operations, cash flows, the sale of the Company, the settlements with the Securities and Exchange Commission (the "SEC") and the United States Attorney's Office for the Southern District of New York (the "U.S. Attorney"), the sale of Century/ML Cable Venture ("Century/ML Cable"), restructuring and financing plans, expected emergence from bankruptcy, business strategy, budgets, projected costs, capital expenditures, network upgrades, products and services, competitive positions, growth opportunities, plans and objectives of management for future operations are forward-looking statements. In some instances, you can identify these forward-looking statements by the presence of words such as "anticipate," "if," "believe," "plan," "estimate," "expect," "intend," "may," "could," "should," "will," and other similar expressions. Such forward-looking statements are inherently uncertain, and readers must recognize that actual results may differ materially from the Company's expectations. The Company does not undertake a duty to update such forward-looking statements. Factors that may cause actual results to differ materially from those in the forward-looking statements include whether the proposed sale of the Company's assets to Time Warner NY Cable LLC, a subsidiary of Time Warner Cable Inc., the cable subsidiary of Time Warner Inc., and Comcast Corporation is consummated, whether the transactions contemplated by the settlements with the SEC and the U.S. Attorney and any other agreements needed to effect those transactions are consummated, whether the proposed sale of Century/ML Cable to San Juan Cable, LLC is approved and consummated, the Company's pending bankruptcy proceeding, results of litigation against the Company, results and impacts of the proposed sale of the Company's assets, the effects of government regulation including the actions of local cable franchising authorities, the availability of financing, actions of the Company's competitors, pricing and availability of programming, equipment, supplies and other inputs, the Company's ability to upgrade its broadband network, technological developments, changes in general economic conditions and those discussed under the heading "Risk Factors" in this Annual Report. Many of these factors are outside of the Company's control.

INTRODUCTORY NOTES

        All financial, statistical and operating data of the Company in this Annual Report, including data relating to subscribers, includes information with respect to Adelphia and its subsidiaries that are consolidated for financial reporting purposes as well as certain entities owned or controlled by members of the John J. Rigas family (the "Rigas Family"). Effective January 1, 2004, the Company began consolidating certain cable television entities that were owned by the Rigas Family and their subsidiaries that are subject to co-borrowing arrangements with the Company (the "Rigas Co-Borrowing Entities"). The financial, statistical and operating data of the Company for periods prior to January 1, 2004 does not include data with respect to the Rigas Co-Borrowing Entities. See Note 5, "Variable Interest Entities," and Note 6, "Transactions with the Rigas Family and Rigas Family Entities," to the accompanying consolidated financial statements for a discussion of the basis for consolidating the Rigas Co-Borrowing Entities. Pursuant to a Consent Order of Forfeiture entered by the United States District Court for the Southern District of New York (the "District Court") on June 8, 2005 (the "Forfeiture Order"), all right, title and interest of the Rigas Family and the Rigas Family Entities in the Rigas Co-Borrowing Entities (other than Coudersport Television Cable Co. ("Coudersport") and Bucktail Broadcasting Corporation ("Bucktail")), certain specified real estate and any securities of the Company were forfeited to the United States.

        Through May 2002, John J. Rigas, his sons and members of his immediate family constituted a majority of the board of directors of Adelphia and held all of the senior executive positions with the Company. The Company filed a lawsuit against members of the Rigas Family and their controlled entities, which generally alleged that the defendants misappropriated billions of dollars from the Company in breach of their fiduciary duty to the Company. In addition, John J. Rigas and Timothy J. Rigas have been found guilty in the United States District Court for the Southern District of New York of conspiracy, securities fraud and bank fraud in connection with certain actions taken by them during their tenure as officers and directors of Adelphia. All statements in this report regarding improper actions of certain members of the Rigas Family who held all of the senior executive positions at Adelphia and constituted five of the nine members of Adelphia's board of directors (collectively, "Rigas Management"), except to the extent relating to the subject matter of the guilty verdicts, constitute allegations on the part of the Company. On April 25, 2005, Adelphia and members of the Rigas Family entered into a settlement agreement with respect to, among other things, Adelphia's lawsuit against members of the Rigas Family and their controlled entities. See Item 3, "Legal Proceedings—Adelphia's Lawsuit Against the Rigas Family." Pursuant to the Forfeiture Order, all right, title and interest of the Rigas Family and the Rigas Family Entities in the Rigas Co-Borrowing Entities (other than Coudersport and Bucktail), certain specified real estate and any securities of the Company were forfeited to the United States on June 8, 2005, and such assets and securities are expected to be conveyed (subject to completion of forfeiture proceedings before a federal judge to determine if there are any superior claims) to the Company pursuant to our agreement with the U.S. Attorney (the "Non-Prosecution Agreement").

        Readers should not rely on Adelphia's periodic and other reports filed with or furnished to the SEC prior to May 24, 2002. This Annual Report reflects our continued efforts to again be current in our periodic reporting obligations under the Exchange Act, after having ceased to be in compliance with those obligations as a result of the alleged improper actions of certain members of Rigas Management in the period prior to the commencement of the bankruptcy proceedings.

        A glossary of certain defined terms is included at the end of this Annual Report.

v

PART I

Item 1. Business

OVERVIEW

General

        We are the fifth largest operator of cable systems in the United States. Our operations primarily consist of providing analog and digital video services, high-speed Internet ("HSI") access and other advanced services over our broadband networks. These services are generally provided to residential subscribers. As of December 31, 2004, our consolidated cable operations served approximately 5,069,000 basic cable subscribers, of which approximately 1,942,000 also received digital cable service. Our consolidated cable systems also provided HSI services to approximately 1,397,000 subscribers as of December 31, 2004. With the exception of approximately 52,000 basic cable subscribers that were located in Brazil, all of our consolidated basic cable subscribers as of December 31, 2004 were located in the United States. Our domestic consolidated cable operations are located in 31 states, with large clusters in Los Angeles, New England, Western New York, West Palm Beach, Cleveland, Western Pennsylvania, Northern Virginia and Colorado Springs.

        In addition to our consolidated operations, we managed certain cable operations that we did not consolidate for financial reporting purposes at December 31, 2004. These cable operations consisted primarily of cable properties owned by a joint venture in Puerto Rico ("Century/ML Cable") in which the Company has a 50% interest. At December 31, 2004, these Puerto Rico operations served approximately 137,000 basic cable subscribers.

        In June 2002, Adelphia and substantially all of its domestic subsidiaries (the "Debtors") filed voluntary petitions to reorganize (the "Chapter 11 Cases") in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") under Chapter 11 of Title 11 ("Chapter 11") of the United States Code (the "Bankruptcy Code") and are currently operating as debtors-in-possession. Certain cable television entities that were owned by certain members of the John J. Rigas family (the "Rigas Family") and their subsidiaries that are subject to co-borrowing arrangements with the Company (the "Rigas Co-Borrowing Entities") did not file for bankruptcy protection.

        Effective April 20, 2005, Adelphia entered into definitive agreements with Time Warner NY Cable LLC ("TW NY") and Comcast Corporation ("Comcast"), pursuant to which TW NY and Comcast will purchase substantially all of our U.S. assets and assume certain of our liabilities (the "Sale Transaction") for an aggregate of approximately $12.7 billion in cash and shares of Class A Common Stock ("TWC Class A Common Stock") of Time Warner Cable Inc. ("TWC"), which are expected to represent 16% of the outstanding equity securities of TWC as of the closing of the Sale Transaction, which percentage is subject to adjustment for issuances pursuant to employee stock programs (subject to a cap) and issuances of securities for fair consideration and assuming the redemption of Comcast's interest in TWC. The Class A Common Stock is expected to be listed on the New York Stock Exchange. Such percentage assumes the redemption of Comcast's interest in TWC and is subject to adjustment for issuances pursuant to employee stock programs (subject to a cap) and issuances of securities for fair consideration. TW NY is a subsidiary of TWC, the cable subsidiary of Time Warner Inc. ("Time Warner"). Pursuant to a separate Parent Agreement, dated as of April 20, 2005, TWC, among other things, has guaranteed the obligations of TW NY under the asset purchase agreement between TW NY and Adelphia. Time Warner and Comcast have also agreed to swap certain cable systems and unwind Comcast's investments in TWC and Time Warner Entertainment Company, L.P. ("TWE"), a subsidiary of TWC. The Sale Transaction does not include our cable system joint venture in Puerto Rico, which, as described below, is subject to a separate sale agreement.

        On September 28, 2005, the Debtors filed their proposed Third Amended Joint Plan of Reorganization (the "Plan") and related Third Amended Disclosure Statement (the "Disclosure Statement") with the Bankruptcy Court. The Plan contemplates, among other things, (i) consummation of the Sale Transaction and (ii) distribution of the cash and TWC Class A Common Stock received pursuant to the Sale Transaction to the holders of claims against and equity interests in the Debtors in accordance with the Plan.

        Both the Plan and the Sale Transaction are subject to customary conditions, including Bankruptcy Court approval and various regulatory approvals. See Item 1, "Business—Events Occurring During the Pendency of the Chapter 11 Cases under Interim Management and Current Management—The Plan of Reorganization and the Sale Transaction."

        On June 3, 2005, our subsidiary, Century Communications Corp. ("Century"), entered into an interest acquisition agreement (the "IAA") with ML Media Partners, L.P. ("ML Media"), Century/ML Cable, Century-ML Cable Corporation, a subsidiary of Century/ML Cable ("Century-ML Cable Corp."), and San Juan Cable, LLC pursuant to which, subject to the terms and conditions thereof, ML Media and Century will sell their interests in Century/ML Cable to San Juan Cable, LLC ("San Juan Cable"), a newly-formed Puerto Rico limited liability company comprised of a consortium of private equity buyers led by MidOcean Partners, LP ("MidOcean") and Crestview Capital Partners, LP ("Crestview"), for approximately $520 million. See Item 1, "Business—Partnerships and Ventures—Nonconsolidated Joint Venture—Century/ML Cable."

        As a result of actions allegedly taken or directed by certain members of the Rigas Family who held all of the senior executive positions at Adelphia and constituted five of the nine members of Adelphia's board of directors (collectively, "Rigas Management"), the SEC filed the SEC Civil Action (as defined below) against various parties, including Adelphia, and the Company was subject to investigation by the United States Department of Justice (the "DoJ"). On April 25, 2005, the Company settled the SEC Civil Action and entered into an agreement with the United States Attorney's Office for the Southern District of New York (the "U.S. Attorney"), which provides, among other things, that, if Adelphia complies with the agreement, Adelphia and specified subsidiaries of Adelphia will not be prosecuted for any conduct (other than criminal tax violations) related to the Rigas Criminal Action (as defined below) or the allegations contained in the SEC Civil Action. Also effective April 25, 2005, the Company entered into a settlement agreement with certain members of the Rigas Family, who have also entered into a settlement agreement with the U.S. Attorney. See Item 3, "Legal Proceedings—SEC Civil Action and DoJ Investigation."

        Statements contained in this Annual Report relating to our business, operating plans, planned expenditures, expected capital requirements and other forward-looking statements regarding our business do not take into account the impacts of the Sale Transaction.

Period During Which Members of the Rigas Family Held Executive Positions

        The predecessor cable business of the Company was founded in 1952 in Coudersport, Pennsylvania. Adelphia was incorporated in Delaware in July 1986 for the purpose of reorganizing five cable television companies, which were then principally owned by members of the Rigas Family, into a holding company structure in connection with the initial public offering of Adelphia's Class A Common Stock, par value $0.01 per share (the "Class A Common Stock").

        Prior to May 2002, Rigas Management held all of the senior executive positions at Adelphia and constituted five of the nine members of Adelphia' board of directors. In addition, Adelphia's Class B Common Stock, par value $0.01 per share (the "Class B Common Stock," and together with the Class A Common Stock, the "Adelphia Common Stock"), was owned by members of the Rigas Family and entities in which members of the Rigas Family directly or indirectly held controlling interests (such entities collectively referred to as the "Rigas Family Entities") until the Rigas Family and the Rigas

Family Entities forfeited their right, title and interest in the Adelphia Common Stock to the United States on June 8, 2005 pursuant to the Forfeiture Order entered by the District Court and the settlement agreement between the U.S. Attorney and the Rigas Family, dated April 25, 2005 (the "Government-Rigas Settlement Agreement"). The Class B Common Stock is a "super-voting" common stock that entitles the holders to 10 votes per share and, prior to the commencement of the Chapter 11 Cases, effectively enabled the Rigas Family to elect eight of the nine members of Adelphia's board of directors. As described in greater detail below, beginning in 2002, the Company alleged that among other wrongdoing, Rigas Management had issued false and misleading public disclosures, consolidated financial statements and compliance certificates, improperly capitalized operating expenses, engaged in improper transactions, failed to reflect indebtedness for which the Company was liable in the Company's accounting records or in the Company's public disclosures, engaged in improper self-dealing transactions, allowed members of the Rigas Family to utilize Company assets for their personal benefit, and took other improper actions. Following the discovery of Rigas Management's misconduct, a special committee of Adelphia's board of directors (the "Board") obtained the agreement of all of the members of Rigas Management to resign from their positions as officers and directors of Adelphia. Beginning in May 2002, the Board began reconstituting itself. As of January 1, 2004, the Board was composed of seven directors, none of whom had served as directors during the period when Rigas Management operated the Company. Although members of the Rigas Family and Rigas Family Entities owned shares of the Class B Common Stock with a majority of the voting power in Adelphia during this period, the Rigas Family was unable to exercise such voting power since they resigned from their positions as officers and directors of Adelphia and were effectively precluded from exercising such voting power during the pendency of the Chapter 11 Cases. See Item 3, "Legal Proceedings—Rigas Criminal Action."

Current Management

        Effective March 18, 2003, William T. Schleyer was appointed as our Chairman and Chief Executive Officer ("CEO") and Ron Cooper was appointed as our President and Chief Operating Officer ("COO"). Shortly after the appointments of Messrs. Schleyer and Cooper, the Board and these new officers hired a new senior management team. These executives have implemented new internal controls and procedures designed, among other things, to prevent a recurrence of the improper acts that occurred during the tenure of Rigas Management. Following the resignation of Rigas Management, the Company performed an extensive review of its historical public disclosures, books and records, accounting policies and practices and consolidated financial statements and determined that certain of its public disclosures, books and records and consolidated financial statements as of and for the years ended December 31, 2000 and 1999 were materially misstated as a result of the actions taken by Rigas Management.

Available Information

        Our Internet address is www.adelphia.com. In addition, our website contains a hyperlink to the Adelphia page on the Securities and Exchange Commission (the "SEC") website (www.sec.gov). Thus, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") are all available free of charge through our Internet website as soon as reasonably practicable after filing such reports with, or furnishing them to, the SEC. Readers are advised that our periodic and other reports filed with or furnished to the SEC prior to May 24, 2002 were prepared by Rigas Management and do not reflect the results of the subsequent investigation of actions taken by Rigas Management, the implementation of our new corporate governance policies and procedures or other steps subsequently taken by the Company. Therefore, readers should not rely on our periodic and other reports filed prior to May 24, 2002.

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

Corporate Governance Guidelines

        Pursuant to the recommendation of the Corporate Governance and Nominating Committee, the Board in July 2004 approved corporate governance guidelines for Adelphia (the "Corporate Governance Guidelines"). The Corporate Governance Guidelines, together with all applicable laws, Adelphia's Certificate of Incorporation and Bylaws, the Code of Business Conduct and Ethics (as subsequently amended, the "Code of Ethics") and the various committee charters, are intended to provide a comprehensive framework for the governance of Adelphia. The Corporate Governance Guidelines incorporate new legal requirements and best practices with respect to the function and composition of the Board, selection of new directors, tenure of directors, Lead Director position, meetings of the Board, executive sessions of independent directors, committees of the Board, access of the Board to management and outside advisors, compensation of directors, director and officer conduct, evaluation of the Board, evaluation of senior management, management succession, director orientation and continuing education, stock ownership and conflicts.

Code of Business Conduct and Ethics

        In April 2003, the Board adopted the Code of Ethics, as amended in May 2005, which sets forth Adelphia's policies for directors, officers (including Adelphia's principal executive officer, principal financial officer and principal accounting officer) and employees in connection with, among other things, the maintenance of accurate company records, communications with the public, conflicts of interest, treatment of confidential information, use of company assets, anti-nepotism, the reporting of violations of the Code of Ethics and illegal and unethical behavior, compliance with laws relating to contracting or dealing with governmental agencies, discrimination and harassment, commercial bribery, competition and fair dealing and insider trading. The Code of Ethics has been disseminated to all of our employees, all of whom are required to certify their agreement to abide by the Code of Ethics. The Code of Ethics has been incorporated by reference as Exhibit 14.1 to this Annual Report.

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

BUSINESS STRATEGY

        We have implemented a strategy designed to increase revenue, customer retention, profitability and competitiveness, reduce costs and improve the overall efficiency of our business. Our objective is to maintain and leverage our position as a leading provider of analog and digital video and HSI services. Key elements of our strategy include:

  •
  Own and operate an upgraded high-bandwidth, two-way network—The upgrade of our broadband network allows us to introduce advanced products and services including high definition television ("HDTV"), digital video recorders ("DVR") and video-on-demand ("VOD"), and to extend the reach of our HSI services. The introduction of advanced services such as HDTV, DVR and VOD began in late 2003. As of December 31, 2004, approximately 97% of homes passed had bandwidth capacity of at least 550 megahertz ("MHz") with two-way capacity, and approximately 86% of homes passed had bandwidth capacity of at least 750-MHz with two-way capacity. We are able to offer HSI services and a more robust digital offering to homes at 550-MHz with two-way capacity. For homes with bandwidth capacity of at least 750-MHz, we are able to drive incremental revenue and customer choice by offering HDTV, DVR and VOD and, in the future, Voice over Internet Protocol ("VoIP") services. We will utilize the advanced services and packages to attract and retain customers and compete against video services offered by direct broadcast satellite ("DBS") and other providers and HSI services offered by digital subscriber line ("DSL") providers. We expect that our ability to offer a competitively priced package of video and HSI services will be a key factor in increasing customer retention and competing effectively against DBS and DSL providers.

  •
  Offer bundled services—We offer a bundled package of video and HSI services to subscribers. Bundling of video and HSI services and VoIP, when launched, is an important part of our strategy. Competitive pressures from DBS and DSL providers have increased subscriber movement, or churn, away from cable operators. We believe the ability to offer a competitively priced bundle of services through one contact and one bill can reduce overall churn, improve operating efficiencies, reduce customer calls and drive revenue growth.

  •
  Deliver a quality customer experience—Customer service is an important element of our business strategy. In 2003, we initiated a plan to reduce the number of call centers, expand the scale of existing centers and improve the training, skills and product knowledge of our call center employees. We made significant improvements in this area with the introduction of interactive voice response ("IVR") technology that allows customers to resolve issues quickly and leads to improvements in our internal operating efficiencies. In addition, we opened an inbound call center in Orlando, Florida in April 2004 staffed with customer representatives focused on sales, including opportunities to sell additional services to existing customers (upselling) and on assisting customers with self-installation of HSI.

        We believe that the combination of a broadband cable network, expanded service offerings and customer choice and commitment to customer service should enable us to expand our business, develop new revenue streams, increase customer retention and profitability and effectively compete in the marketplace.

CUSTOMER STATISTICS

        The following table summarizes our consolidated customer statistics for basic and digital video and HSI as of December 31, 2004, 2003 and 2002 (numbers in thousands, except percentage data):

	December 31,
	2004	2003	2002
Homes Passed(a)(b)
Homes passed before consolidation of the Rigas Co-Borrowing Entities	10,327	10,061	(a	)
Homes passed of the Rigas Co-Borrowing Entities	428	—	—
Homes passed after consolidation of the Rigas Co-Borrowing Entities	10,755	10,061	(a	)
Subscribers(b)
Subscribers before consolidation of the Rigas Co-Borrowing Entities:
Video
Basic cable(c)	4,841	5,085	5,191
Basic penetration(d)	46.9%	50.5%	(d	)
Digital cable(e)	1,857	1,802	1,693
Digital penetration(f)	38.3%	35.4%	32.6%
High-speed Internet(g)	1,320	954	620
High-speed Internet penetration(h)	14.0%	11.5%	(h	)
Total revenue generating units(i)	8,018	7,841	7,504
Subscribers of the Rigas Co-Borrowing Entities:
Video
Basic cable(c)	228	—	—
Basic penetration(d)	53.2%	—	—
Digital cable(e)	85	—	—
Digital penetration(f)	37.5%	—	—
High-speed Internet(g)	77	—	—
High-speed Internet penetration(h)	18.3%	—	—
Total revenue generating units(i)	390	—	—
Subscribers after consolidation of the Rigas Co-Borrowing Entities:
Video
Basic cable(c)	5,069	5,085	5,191
Basic penetration(d)	47.1%	50.5%	(d	)
Digital cable(e)	1,942	1,802	1,693
Digital penetration(f)	38.3%	35.4%	32.6%
High-speed Internet(g)	1,397	954	620
High-speed Internet penetration(h)	14.1%	11.5%	(h	)
Total revenue generating units(i)	8,408	7,841	7,504

(a)
A home is deemed to be "passed" by cable if it can be connected to the cable network without any further extension of the cable network. Due to actions taken by Rigas Management, we cannot verify the accuracy of homes passed information prior to 2003 and, therefore, are unable to present such information in this Annual Report.

(b)
For 2003 and 2002, homes passed and subscribers of the Rigas Co-Borrowing Entities are excluded from this table. Such subscribers are included for 2004 upon consolidation of the Rigas Co-Borrowing Entities effective January 1, 2004.

(c)
A residential subscriber who has at a minimum broadcast service, regardless of any other services taken, is counted as one basic cable subscriber. "Basic cable subscribers" excludes complimentary accounts and includes promotional accounts. Subscribers in commercial, multi-dwelling or other bulk establishments are counted as an equivalent bulk unit ("EBU"), based on the prevailing rate for the franchise area. EBUs are calculated by dividing the total basic and expanded basic revenue from the commercial, multi-dwelling or other bulk establishment by the prevailing rate for the franchise area. The EBU method of estimating basic video subscribers is consistent with the methodology used in determining costs paid to programmers and has been consistently applied for all periods. If we increase our effective basic rates to residential subscribers without a corresponding increase in the rates charged to commercial, multi-dwelling or other bulk establishments, our EBU count will decline even if there is no decrease in commercial, multi-dwelling or other bulk establishment subscribers.

(d)
Basic cable subscribers as a percentage of homes passed. As described in (c) above, basic cable subscribers includes an adjustment for subscribers in commercial, multi-dwelling or other bulk establishments. Homes passed does not include a similar adjustment. As a result, relative to commercial, multi-dwelling or other bulk establishments, the calculation results in penetration of less than 100% even when such establishment is fully penetrated. Due to actions taken by Rigas Management, we cannot verify the accuracy of homes passed information prior to 2003, and therefore, are unable to present such information in this Annual Report.

(e)
A residence or business with one or more active digital set-top boxes is counted as one digital cable subscriber. "Digital cable subscribers" excludes complimentary accounts and includes promotional accounts.

(f)
Digital cable subscribers as a percentage of basic cable subscribers.

(g)
A residence or business with one or more active HSI modems is counted as one HSI subscriber. "HSI subscribers" excludes complimentary accounts and includes promotional accounts.

(h)
HSI subscribers as a percentage of HSI-market ready homes. HSI-market ready homes were approximately 9.9 million and 8.3 million at December 31, 2004 and 2003, respectively. Due to actions taken by Rigas Management, we cannot verify the accuracy of HSI-market ready homes information prior to 2003 and, therefore, are unable to present such information in this Annual Report.

(i)
Total revenue generating units is a statistic developed by the National Cable & Telecommunications Association ("NCTA") and is calculated as the sum of basic cable subscribers, digital subscribers and HSI subscribers.

SERVICES

Video Services

        Video services represented approximately 80%, 82% and 86% of our total revenue in 2004, 2003 and 2002, respectively. We typically offer these services to our customers for a monthly subscription fee. Our video services consist of the following:

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

  •
  Pay-Per-View Programming.  Our pay-per-view programming service allows our customers to order special events or movies on a per-event basis for a fee.

  •
  Digital Cable.  Our digital cable services offer customers more channels and choices than our basic cable service. As of December 31, 2004, approximately 38% of our basic cable subscribers were also digital cable subscribers. Subscribers to our digital cable service receive one or more of the following:

  •
  an interactive program guide;

  •
  multiple channels of digital video programming and music;

  •
  "multiplexes" of premium video channels that are varied as to time of broadcast or programming content theme; and

  •
  additional pay-per-view programming, such as more pay-per-view options and/or frequent showings of the most popular films.

  •
  Advanced Services.  Many of our upgraded homes are able to receive enhanced offerings, through the use of set-top boxes, such as VOD, HDTV and DVR.

  •
  Video on Demand—VOD is an interactive service that provides access to hundreds of movies and other programming with functionality similar to VCRs. We offer three types of VOD services: (i) those that customers pay for on a per-selection basis and have access to the programming for a 24-hour period, (ii) programming that is provided as part of a premium package at no incremental charge to the customer and (iii) free, on demand content that features a variety of subjects and that is available to all digital subscribers.

  •
  High Definition Television—HDTV is high resolution digital television and offers customers better picture quality and enhanced audio.

  •
  Digital Video Recorders—DVR services allow customers to store programming on a hard disk drive for viewing at a later time. The DVR functions like a VCR except there is no tape, and DVR offers greater ease of use and enhanced recording and playback options.

High-Speed Internet Services

        Our HSI services represented approximately 13%, 11% and 6% of our total revenue for 2004, 2003 and 2002, respectively. Our HSI services were available to approximately 92% of our homes passed for a monthly fee as of December 31, 2004. HSI services are provided through cable modems and represent a robust alternative to Internet access over analog modems using dial-up connections. Our HSI services currently include virus protection, firewall and pop-up blockers, and home networking is available on a limited basis. In addition, our HSI services provide constant Internet connectivity without needing to tie up a telephone line. The network capability also allows us to offer tiered services at different speeds and price points.

Media Services

        We sell television advertising that we insert into certain of the programming services we carry on our networks, along with commercial production and creative services to support such advertising. The sale of such advertising and services represented approximately 6% of our total revenue for each of 2004, 2003 and 2002. Such revenue was generated primarily from the sale of local, regional and national advertising and promotional opportunities on national and regional cable networks. Our advertising sales organization covers more than 60 designated market areas across the United States.

Other Services

        We also provide long-distance telephone resale services in certain markets, although we are in the process of selling this business and expect to close on the sale later this year. As of June 2005, we had sold all of the assets of our home security monitoring business in Florida, Maine, New York and Pennsylvania. As a result, we no longer provide home security monitoring services. Revenue from other services represented approximately 1%, 1% and 2% of our total revenue for 2004, 2003 and 2002, respectively.

Voice over Internet Protocol (VoIP) Services

        Our upgraded network will support the delivery of a competitive alternative to traditional switched telephone service using VoIP. Our proposed VoIP service will offer many of the most desirable features and functionality of traditional residential telephone service. It will support 911 emergency services, comply with the Communications Assistance to Law Enforcement Act ("CALEA") and interoperate with the public switched telephone network ("PSTN"). In 2004, we began preparations for offering VoIP service, including product development, securing the necessary commercial agreements, initiation of a technical trial and interoperability testing with our information systems and the PSTN.

PRICING FOR SERVICES

        Our revenue is derived principally from the monthly fees our customers pay for the services we offer. A one-time installation fee, which is often waived for a standard installation during certain promotional periods, is charged to new customers. The prices we charge vary based on the level of service the customer chooses and the particular geographic market. Most of our pricing is reviewed and adjusted on an annual basis.

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

        We are engaged in an ongoing effort to upgrade the network capabilities of our cable plant and to increase channel capacity for the delivery of additional programming and new services. As of December 31, 2004, approximately 97% of our homes passed were upgraded to a capacity of 550-MHz or greater and had two-way capability. Homes upgraded to a capacity of 550-MHz or greater and having two-way capability are capable of receiving two-way digital video and HSI services. Of our total homes passed, approximately 86% were upgraded to 750-MHz or higher at December 31, 2004. These homes are now capable of receiving advanced services such as VOD and HDTV. Our cable systems generally carry up to 80 analog channels. We are able to offer additional video services through digital video technology which converts, on average, ten analog channels into a digital format and compresses these signals into the space normally occupied by one analog channel.

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

MANAGEMENT OF OUR CABLE SYSTEMS

        Many of the functions associated with the management of our cable operations are centralized at our corporate offices in Greenwood Village, Colorado or Coudersport, Pennsylvania, including accounting and finance, billing, payroll and benefit administration, information system design and support, internal audit, purchasing, product development, programming and HSI network administration. In addition to our centralized corporate offices, we have five regional offices: California, Central, Northeast, Southeast and Western.

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

  California Region

        Headquartered in Santa Monica, California, the California region operates in the Los Angeles metropolitan area, the second largest designated market area in the United States. Key communities include Los Angeles, Anaheim, East San Fernando Valley, Redlands, Santa Monica, Carlsbad, Simi Valley and Ventura County. A portion of the region's basic cable subscribers (primarily in the Los

Angeles area) is served by a venture with Comcast in which the Company owns a 75% interest and manages the day-to-day operations ("Century-TCI"). The California region is characterized by a fast-growing, ethnically diverse population and high digital penetration. The region has low basic penetration due to the availability of a significant amount of free-over-the-air television channels, including channels in Spanish, and strong competition from DBS providers, who have captured over 20% of the multichannel market.

  Central Region

        Headquartered in Charlottesville, Virginia, the Central region covers systems in Indiana, Kentucky, Maryland, North Carolina, Ohio, southern Pennsylvania, Tennessee, Virginia and West Virginia. The region is comprised of a mix of urban, suburban and rural communities. The largest market in this region is Cleveland.

  Northeast Region

        Headquartered in Andover, Massachusetts, the Northeast region covers systems in Connecticut, Maine, Massachusetts, New Hampshire, New York, Pennsylvania and Vermont. A portion of the region's basic cable subscribers (primarily in the Buffalo, New York area) are served by a venture with Comcast in which the Company holds a 66.67% interest and manages the day-to-day operations (collectively, "Parnassos"). The largest markets in this region are the Western New York area and the greater Boston/Cape Cod/Martha's Vineyard area.

  Southeast Region

        Headquartered in West Palm Beach, Florida, the Southeast region covers systems in Alabama, Florida, Georgia, Mississippi, North Carolina, Puerto Rico and South Carolina. Much of the region is characterized by a significant amount of multi-dwelling units ("MDU") and master planned communities that are under bulk agreements. A bulk agreement, in general, provides for a long-term, guaranteed penetration for a discount off retail rates. Given the large geographic area served by the region, there is much diversity among the systems due to differing demographics and competitive situations. The largest market in this region is the West Palm Beach area, encompassing systems in West Palm Beach, Boca Raton, Delray Beach, Palm Beach Gardens and Stuart, Florida. In addition to having a high MDU concentration, certain areas of the Southeast region have high seasonal and retiree populations.

  Western Region

        Headquartered in Colorado Springs, Colorado, the Western region covers systems in Arizona, California (covering cable systems not included in the California region), Colorado, Idaho, Kansas, Montana, Oklahoma, Washington and Wyoming. The largest market in this region is Colorado Springs.

CUSTOMER SERVICE

        In an effort to improve customer satisfaction and provide consistent service to our customers, we consolidated our local call centers during 2003 and 2004. We currently serve all of our domestic customers through national call centers. Sales and retention calls are handled on a company-wide basis in two separate call centers. HSI technical assistance calls are handled on a company-wide basis in three separate call centers. All billing and video repair calls are handled in seven call centers that are aligned with specific regional operations. One of the billing and video call centers is operated through a domestic outsourcing arrangement. We began utilizing IVR technology at the end of 2003.

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

PROGRAMMING SUPPLIERS

        We have contracts to obtain the programming we provide to our customers from various programming suppliers. We generally compensate the suppliers based on a fixed fee per customer or a percentage of our gross receipts for specific programming services. Our programming contracts are generally for a fixed period of time and are subject to negotiated renewal periods. Programming costs have historically been, and are expected to continue to be, our largest single expense item. Increases in programming expenses are driven by increased costs to produce or purchase programming, especially sports programming, inflationary increases and expansion of product offerings due to the upgraded cable network and the introduction of advanced services and new channels.

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

Direct Broadcast Satellite

        DBS is a significant competitor to cable systems. The DBS industry has grown rapidly over the last several years, far exceeding the growth rate of the cable television industry, and now serves more than 24 million subscribers nationwide. Two companies, DIRECTV, Inc. ("DirecTV") and EchoStar

Communications Corporation ("EchoStar"), provide service to substantially all of these DBS subscribers.

        DBS service allows the subscriber to receive video services directly via satellite using a relatively small dish antenna. News Corp., one of the world's largest media companies, recently acquired a controlling interest in DirecTV, the largest domestic DBS company. This business combination could significantly strengthen DirecTV's competitive posture. In addition, EchoStar and DirecTV both have entered into joint marketing agreements with RBOCs to offer bundled packages combining telephone service, DSL and DBS services.

        Video compression technology and high-powered satellites allow DBS providers to offer more than 200 digital channels, thereby surpassing the typical analog cable system. In 2004, major DBS competitors offered a variety of channel packages, and were especially competitive at the lower end of the pricing spectrum. In addition, while we continue to believe that the initial investment by a DBS customer exceeds that of a cable customer, the initial equipment cost for DBS has decreased substantially, as the DBS providers have aggressively marketed to new customers by offering incentives such as discounted or free equipment, installation and multiple equipment units. DBS providers are able to offer service nationwide and are able to establish a national image and branding with standardized offerings, which together with their ability to avoid franchise fees of up to 5% of revenue and property taxes, leads to greater efficiencies and lower costs in the lower tiers of service. However, we believe that cable-delivered VOD is superior to DBS service because cable headends can store thousands of titles which customers can access and control independently, whereas DBS technology can only make available a much smaller number of titles with DVR-like customer control. We also believe that our higher tier products, particularly our bundled offerings, are price-competitive with DBS packages.

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

Telephone Companies and Utilities

        The deployment of DSL by local phone companies allows Internet access to subscribers at data transmission speeds greater than those available over analog modems using dial-up connections. DSL service therefore is competitive with HSI access over cable systems. Several telephone companies which already have plant, an existing customer base, and other operational functions in place (such as billing and service personnel) and other companies offer DSL service. The telephone companies actively market DSL service and many providers have offered promotional pricing with a one-year service agreement. The FCC has initiated a rulemaking proceeding that could materially reduce existing regulation of DSL service, essentially freeing such service from traditional telecommunications regulation. It is also possible that federal legislation could reduce regulation of Internet services offered by incumbent telephone companies. Legislative action and the FCC's decisions and policies in this area are subject to change. We expect DSL and other forms of HSI access to remain a significant competitor to our HSI services.

        We believe that pricing for residential and commercial data services on our systems is generally comparable to that for similar DSL services and that some residential customers prefer our ability to bundle HSI services with video services. However, DSL providers are increasingly discounting DSL services within their voice bundles. For example, at least one residential DSL provider is offering 12-month pricing at below dial-up levels. Such aggressive pricing or similar offers by other DSL providers could pose a significant competitive risk to us. DSL providers also may currently be in a better position to offer data services to businesses since their networks tend also to service commercial areas whereas our networks primarily service residential areas. They also have the ability to bundle telephony with HSI services for a higher percentage of their customers, and that ability is appealing to many consumers.

        Telephone companies can lawfully enter the cable television business, and although activity in this area has been limited historically, recent announcements by telephone companies indicate a growing interest in offering a video product. In addition, a number of states are considering legislation that would provide state-wide franchises for new video service providers, such as telephone companies, on terms less burdensome than existing local franchise requirements. Competitive local exchange carriers ("CLECs") currently provide facilities for the transmission and distribution of voice and data services, including Internet services, in competition with our existing or potential product offerings. In addition, major telephone companies, such as Verizon Communications, Inc. and SBC Communications Inc. ("SBC"), are currently deploying fiber into their networks that will enable them to offer video services over their networks, in addition to the voice and Internet services that are already offered over their networks. At least one major telephone company, SBC, is also planning to provide Internet protocol video over its upgraded network. SBC contends that its use of this technology should allow it to provide video service without a cable franchise as required under Title VI of the Telecommunications Act of 1996 (the "Telecommunications Act"). We cannot predict the likelihood of success of the broadband and video services offered by our competitors or the impact on us of such competitive services. The entry of telephone companies as direct competitors in the video marketplace may become more widespread and could adversely affect the profitability and valuation of established cable systems.

        We are also subject to competition from utilities that possess fiber optic transmission lines capable of transmitting signals with minimal signal distortion. In addition, utilities are developing broadband over power line technology, which is intended to allow the provision of Internet and other broadband services to homes and offices.

Broadcast Television

        Cable television has long competed with broadcast television, which consists of television signals that the viewer is able to receive without charge using an "off-air" antenna. The extent of such competition is dependent upon the quality and quantity of broadcast signals available through "off-air" reception compared to the services provided by the local cable system. Traditionally, cable television has provided a higher picture quality and more channel offerings than broadcast television. However, the licensing of digital spectrum by the FCC is providing traditional broadcasters with the ability to deliver high definition television pictures and multiple digital-quality program streams.

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

        We estimate that, as of December 31, 2004, less than 5% of our total homes passed were overbuilt by other cable operators. As of December 31, 2004, we have upgraded many of these systems to at least 550-MHz two-way HFC architecture and have the ability to effectively compete by offering advanced services.

Private Cable

        Additional competition is posed by SMATV systems serving MDUs, such as condominiums, apartment complexes and private residential communities. These private cable systems may enter into exclusive agreements with such MDUs, which may preclude operators who hold franchises with local franchising authorities from serving residents of such private complexes. Private cable systems can offer both improved reception of local television stations and many of the same satellite-delivered program services that are offered by cable systems. SMATV systems currently benefit from operating advantages not available to franchised cable systems, including fewer regulatory burdens and no requirement to service low density or economically depressed communities.

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

REGULATION AND LEGISLATION

        Laws and regulations affect various aspects of our businesses, including, among other things, the prices for basic cable service and equipment, the costs associated with attaching wires to utility and telephone poles and customer service requirements. In general, our cable, programming and telephony operations are subject to regulation by federal, state and local governments. Although our HSI business is not currently subject to such regulation, that status could change.

        The FCC is the lead federal agency for regulating the cable business, and its rules and regulations, adopted pursuant to the Communications Act of 1934, as amended (the "Communications Act"), affect our ability to pursue business plans, raise capital and compete with other companies in the communications industry. The FCC may enforce its regulations through fines and other penalties, including the revocation of licenses needed to operate our cable-related transmission facilities. We believe that we are currently in substantial compliance with all applicable statutory and regulatory requirements imposed by, or under, the Communications Act.

        The exact requirements of applicable law are not always clear, and the rules affecting our businesses are subject to change. For example, the FCC may interpret its rules and regulations in enforcement proceedings in a manner that is inconsistent with the judgments we have made. Likewise, regulators and legislators at all levels of government may sometimes change existing rules or establish new rules. Congress, for example, considers new legislative requirements for cable operators virtually every year, and there is always a possibility that such proposals will be enacted. Changes in existing laws and regulations could occur that are inconsistent with our expectations and the expectations of investors.

        Congress and the FCC have adopted measures in recent years to increase competition in all communications services, including the cable industry. For example, local telephone companies may now offer cable service in their local service areas; satellite providers may now deliver local broadcast stations as part of their video offerings; and the FCC has assigned spectrum for MVDDS. We could be materially disadvantaged if we were subject to regulations that do not equally affect our competitors, such as if local telephone companies that provide video programming services are not subject to the local franchising requirements and other requirements that apply to us. For example, the State of Texas recently enacted legislation that will provide state-wide franchises for new video service providers on terms less burdensome than our existing local franchise requirements, and other states are considering similar legislation.

        There are potential risks associated with proceedings currently underway, or that may be underway in the future, at the FCC, in the courts, and before federal and state legislatures and LFAs. We summarize below those proceedings that hold the greatest potential to materially affect our ability to conduct our cable business.

Pricing

        The Communications Act and the FCC's regulations impose limits on the prices cable systems may charge for basic services and related equipment in franchise areas that are not subject to effective competition (as defined by federal law) where the LFA has elected to regulate such rates. Congress sometimes considers imposing new price and packaging regulations on the cable industry. For example, Congressional committees held hearings in 2004 on cable television, and some parties have proposed to require cable operators to offer individual programming services on an "a la carte" basis rather than as part of a programming service tier. At the request of some members of Congress, the FCC issued a report to Congress in November 2004 that (1) concluded that a la carte requirements would, among other things, result in higher rates for most multichannel video programming distributor ("MVPD") subscribers and harm programmers and (2) declined to recommend an a la carte requirement for MVPDs. In addition, some competitors have urged Congress, the FCC and the DoJ to restrict cable operators' flexibility to offer promotions or other discounts to retain existing subscribers or regain lost subscribers. We believe our competitive pricing practices are lawful and pro-competitive. We cannot predict the outcome of these pricing-related initiatives.

Must-Carry/Retransmission Consent

        The Communications Act and the FCC's rules regulate the carriage of local broadcast stations by cable operators. Under the "must-carry" rules, cable operators are required to carry the signal of most local broadcast stations. Alternatively, under the "retransmission consent" rules, a local broadcast station may choose to negotiate with cable operators over the terms and conditions under which such operators transmit the station's signal. As part of the transition from analog to digital broadcast transmission, Congress and the FCC gave local broadcast stations a digital channel in addition to their current analog channel. In February 2005, the FCC voted to reject proposals to require cable companies to: (1) simultaneously carry both the analog and digital signals of each broadcaster during the transition (cable companies must only carry the broadcaster's analog signal during the transition or, if the broadcaster has already returned its analog channel, the broadcaster's digital signal); and (2) the multiple program streams that can be transmitted in a broadcaster's digital signal (cable companies must only carry the primary digital video stream of the broadcaster after the broadcaster has returned its analog channel). Although the FCC has thus far ruled against such expanded must-carry requirements, we cannot now predict whether such requirements may result from additional FCC proceedings, judicial proceedings or legislation.

High-Speed Internet Service

        Historically, wireline telephone companies have been required to share their HSI facilities (most commonly DSL) with unaffiliated third-party Internet Service Providers ("ISPs"), while cable companies generally faced no similar regulatory requirement for their cable HSI service. Some local governments and various competitors had advocated the imposition of regulatory requirements on how cable operators deal with third-party ISPs. Only a few local governments actually imposed such requirements, and, in each case, the courts invalidated them. In 2002, the FCC formally classified cable HSI as an "interstate information service," rather than a "telecommunications service." Such classification meant that traditional telecommunications regulations would not apply to cable HSI. That FCC decision was appealed, and, in June 2005, the U.S. Supreme Court upheld the FCC's classification of cable HSI as an interstate information service. In response to the Supreme Court's decision, the FCC adopted rules in August 2005 according similar deregulatory treatment to the HSI offerings of wireline telephone companies. Under the FCC's ruling, telephone companies will no longer be required to share their HSI facilities with third party ISPs after a one-year phase-out period. It is uncertain what impact the FCC's ruling will have on the competitive position of our cable HSI business.

        The FCC has launched a number of follow-on rulemakings to consider whether consumer protection or other regulations should be imposed on cable and other HSI services. For example, the FCC initiated a rulemaking in 2002 inviting comment on whether it should impose any regulatory requirements on cable HSI and also whether local franchising authorities should be permitted to do so. Likewise, as part of its August 2005 order deregulating the HSI offerings of wireline telephone companies, the FCC sought comment on whether it should develop a framework for consumer protection requirements for all providers of HSI services, regardless of the underlying technology. The FCC has yet to act in either rulemaking, but did issue a non-binding policy statement in August 2005 establishing four basic principles that the FCC says will inform its ongoing policymaking activities regarding HSI and other broadband-related services. Those principles state that: (1) consumers are entitled to access the lawful Internet content of their choice; (2) consumers are entitled to run applications and services of their choice, subject to the needs of law enforcement; (3) consumers are entitled to connect their choice of legal devices that do not harm the network; and (4) consumers are entitled to competition among network providers, application and service providers and content providers. It is unclear what, if any, regulations the FCC might ultimately impose on cable HSI or competing services and what impact, if any, such regulations might have on our cable HSI business.

        In addition, Congress and federal regulators have adopted and continue to consider a variety of laws and regulations affecting the Internet, including regulations in the areas of privacy, copyright, defamation, taxation and obscenity. State and local governments have adopted Internet regulations, as well. Some of these governmental jurisdictions are also considering additional regulations in these and other areas, such as service pricing, service and product quality and intellectual property ownership. The adoption of new Internet laws or the amendment of existing laws could have a material adverse effect on our Internet business.

Voice over Internet Protocol

        Our upgraded network will support the delivery of voice communications services using VoIP technology. In 2004, we began preparations for offering VoIP service, including product development, securing the necessary commercial agreements, initiation of a technical trial and interoperability testing with our information and billing systems and with the PSTN. In 2005, we began marketing trials in connection with this service offering.

        Communications services are generally subject to the Communications Act. The FCC has initiated a rulemaking to consider whether and how to regulate VoIP. It is likely that the FCC will have some regulatory authority with respect to VoIP. States regulate traditional telephone services, but the scope of state regulation of VoIP is unsettled. Several states have attempted to impose traditional common-carrier regulation on VoIP services. In addition, the Communications Act empowers states to supervise the terms under which competitors interconnect with incumbent local exchange carriers ("ILECs"). The Communications Act also calls for removal of barriers to entry while imposing on ILECs duties to negotiate reasonable and nondiscriminatory interconnection agreements with CLECs.

        The FCC adopted an order in November 2004 declaring that one particular VoIP service is not subject to traditional state public utility regulation. The order did not preempt state laws of general applicability, such as those relating to taxation, fraud, commercial dealings, marketing, advertising and other business practices. The FCC indicated that other types of Internet protocol ("IP")-enabled telephone services, such as those offered by cable companies, may not be subject to traditional state public utility regulation if they require a broadband connection from the user's location; require the use of IP-compatible customer premises equipment; and include a suite of integrated capabilities and features, able to be invoked sequentially or simultaneously, that allows customers to manage personal communications dynamically. The FCC's decision has been appealed. It is unclear how the FCC's decision and other VoIP-related proceedings at the federal and state levels, and the related judicial proceedings, might affect our VoIP service.

        The Telecommunications Act anticipates that competing wireline telephone companies will enter the voice market in three different ways: by reselling the services of an ILEC; by purchasing "network elements" from an ILEC at discounted rates and combining them with each other and/or competitor-supplied facilities to offer a finished service; or by deploying a separate network and interconnecting it with that of an ILEC. For approximately five years (1996-2001) the FCC supported policies and rules that allowed CLECs to use unbundled network elements ("UNEs") from ILECs. Following repeated court and other challenges by the ILECs, in 2001 the FCC began revising its policies to encourage "facilities-based" competition, i.e., competition from firms that own and operate their own networks. These actions have affected the traditional CLEC business models that evolved pursuant to the Telecommunications Act. The FCC's current policies generally favor the type of facilities-based competition provided by cable operators, including cable-system-delivered VoIP services.

        It is unclear at this time what specific rules are applicable to VoIP, although some issues may be resolved by the time our service is operational. Under federal law, some services are regulated as "telecommunications services" and others as "information services." Information services are subject to less regulation than telecommunications services. It is not clear how VoIP will ultimately be classified. While classification of VoIP as an "information service" would be beneficial to us, in some respects it might lead some ILECs to resist providing interconnection arrangements to us.

        These issues are pending before the FCC in a number of proceedings and are being debated in Congress, as well. In the meantime, VoIP providers can normally obtain indirect interconnection to ILEC networks by contracting with existing CLECs, whose right to deal with ILECs is clear under the Communications Act and FCC regulations. Even so, increased consolidation in the wireline telephone business, which has resulted in the disappearance of several major CLECs, raises potential issues regarding the viability of such interconnection arrangements.

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

        Communications Assistance for Law Enforcement Act.    Under the CALEA, telecommunications carriers must implement certain network capabilities to assist law enforcement in conducting surveillance of persons suspected of criminal activity. In August 2005, the FCC adopted rules generally requiring VoIP providers (including cable operators) to comply with CALEA, and those rules will go into effect 18 months from the effective date of the order.

        911 Emergency Services.    Enhanced 911 refers to a system in which a call to 911 is not merely connected to an emergency answering center, but in which the telephone number of the calling party or other information is provided to the answering center so that the actual physical location of the caller is available to the answering center. In May 2005, the FCC adopted rules requiring VoIP providers to supply enhanced 911 ("E911") capabilities as a standard feature to their subscribers. Additionally, VoIP providers must obtain affirmative acknowledgement from all subscribers that they have been advised of the circumstances under which E911 service may not be available.

        Universal Service.    "Universal Service" refers to a set of federal and state policies designed to subsidize telecommunications services in rural and high cost areas of the United States, services provided to low-income households and services provided to schools and libraries. In general, federal-level Universal Service is funded by means of a percentage fee applied to a service provider's interstate telecommunications services revenue. It is unclear whether VoIP services ultimately will be deemed to be covered by the "Universal Service" policies. This question is pending before the FCC and is also being debated in Congress.

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

        Disabilities Issues.    Telecommunications carriers are subject to statutory and regulatory obligations to make their service accessible to persons with disabilities. The FCC is considering whether and how these obligations might apply to VoIP. The NCTA has said that VoIP services should be made available to the disabled.

Other Regulatory Issues

        Set forth below are other regulatory matters under review by Congress, the FCC and other federal agencies that could materially affect our cable business:

  •
  Tier Buy Through:  Cable operators must allow subscribers to purchase premium or pay-per-view services without having to subscribe to any tier of service, other than the basic service tier. A complaint has been filed at the FCC regarding the applicability of this rule in a variety of situations involving the offering of digital services. The FCC has yet to act on the complaint. It is uncertain how the FCC would decide this issue and how such a decision might affect the offering of our digital services.

  •
  Set-Top Box Regulation:  In March 2005, the FCC decided to defer until July 1, 2007 its rules prohibiting cable operators from leasing integrated digital set-top boxes (which combine security and other functions) to customers. The FCC indicated in its deferral order that it would consider further delays in the integration ban based solely on the viability of software-based security for digital set-top boxes but was not inclined to consider proposals to eliminate the ban (contrary to the position of the cable industry). The FCC's order has been appealed. We cannot now predict how the FCC will ultimately decide this issue and how its decision would affect the design and deployment of our leased digital set-top boxes.

  •
  Broadcast Flag:  FCC rules that required cable operators to implement the "broadcast flag," a code embedded in digital broadcast programming that directs digital televisions and other consumer electronics equipment to block the redistribution of such content over the Internet, were invalidated by the U.S. Court of Appeals for the District of Columbia in May 2005.

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

  •
  Obscenity and Indecency:  The Communications Act prohibits the transmission of obscene programming over cable systems. Obscene programming typically consists of graphic sexual conduct that lacks any serious literary, artistic, political or scientific value. Current law also prohibits broadcasters from transmitting indecent programming. Congress is considering increasing the penalties for broadcast transmission of indecent material. Some parties have proposed that new laws or rules regulating indecent programming be imposed on cable operators. It is uncertain whether and when any such regulations will be adopted, or if enacted, the magnitude of the impact on the Company. In addition, Congress and the FCC have considered proposals to require cable operators to provide "family-friendly" tiers of service to customers and may do so again. It is uncertain whether and when any such proposals will be adopted, whether they would survive any potential court challenge or, if adopted, how such changes would impact the Company.

  •
  Copyright Regulation:  Cable operators carry television broadcast stations pursuant to a federal copyright compulsory license. The fees required by this compulsory license and the carriage rights under the license are subject to change by legislation or Copyright Office rulemakings. Cable operators also pay standard industry licensing fees for the music used in the programming they provide to their customers, including local origination programming, local advertising and pay-per-view events. These fees have been the source of litigation between the cable industry and music performance rights organizations in the past, and we cannot predict whether such disputes may arise in the future.

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

  •
  Program Access:  The Communications Act and the FCC's "program access" rules prevent satellite delivered programming services affiliated with cable operators from discriminating among competing multichannel video distributors. The rules also limit the ability of such programmers to offer exclusive programming arrangements to cable operators. The FCC has extended the exclusivity restrictions through October 2007. Congress is also considering proposals to revise the program access rules. It is unclear whether and when Congress might adopt any such proposals and, if it does, what impact that would have on our business.

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

  •
  EAS and Closed Captioning:  The FCC has initiated a rulemaking to consider changes to the Emergency Alert Systems ("EAS"). The proposed rules changes, if adopted, would impose additional requirements and costs on cable operators, including, among other things, installation of new EAS equipment in cable headends and delivery of EAS warnings via digital cable services. It is uncertain when and if the FCC will act on these proposals. The FCC has also launched a rulemaking to consider revisions to its closed captioning rules for cable operators, broadcasters, programmers and others. Advocates for the hearing impaired have urged the FCC to toughen its rules on closed captioning compliance and enforcement. If adopted, such proposed changes would impose further regulatory burdens on cable operators. It is uncertain when and if the FCC will act on these proposals.

  •
  Other Areas:  The FCC actively regulates other aspects of our cable business, including, among other things: (1) the mandatory blackout of syndicated, network and sports programming; (2) customer service standards; (3) advertising in children's programming; (4) political advertising; (5) equal employment opportunity; (6) origination cablecasting; (7) recordkeeping and public file access requirements; (8) technical standards relating to operation of the cable network; (9) sponsorship identification; and (10) lottery programming. We are unable to predict how these regulations might be changed in the future and how any such changes might affect our cable business.

FRANCHISES

        The Cable Communications Policy Act of 1984, as amended (the "1984 Cable Act"), provides that cable operators may not offer cable service to a particular community without a franchise unless the operator was lawfully providing service to the community on July 1, 1984 and the relevant LFA does not require a franchise. Our cable systems generally operate pursuant to franchises or other authorizations issued by LFAs, all of which are nonexclusive. As of December 31, 2004, we held approximately 2,700 franchises and also offered cable service in a number of communities without a franchise (where the relevant governmental authority either lacked the requisite authority to issue a franchise or affirmatively decided not to issue a franchise to the Company). Most of these franchises may be terminated prior to their stated expiration date by the relevant LFA, after due process, for breach of material provisions of the franchise.

        Under the terms of most of our franchises, a franchise fee is payable to the LFA. These fees vary by franchise but most require the federal law maximum of 5% of gross revenue derived from the provision of cable services over the relevant cable system. In addition, many franchises have both financial and non-financial requirements related to public, educational and government access channels and facilities.

        The franchises are subject to periodic renewal. Generally, within the 30 to 36 month period prior to the applicable expiration date, we must notify the relevant LFA of our intent to seek formal 1984 Cable Act renewal of the franchise in order to benefit from the protections and the procedures set forth in the 1984 Cable Act. If such notice is given, the 1984 Cable Act requires that the relevant LFA consider the franchise holder's renewal proposal on its own merits in light of the franchise holder's past performance and the community's cable-related needs and interests, without regard to the presence of competing applications. In renewal hearings, the LFAs consider and evaluate, pursuant to federal standards, whether the franchise holder has provided adequate service, substantially complied with franchise terms and offered a renewal proposal that is reasonable and meets the community's cable related needs and interests. The failure to meet any one of these standards may be grounds for denial of the franchise renewal. In connection with a renewal, the LFA may attempt to impose different and more stringent terms, the impact of which cannot be predicted.

        At December 31, 2004, the majority of our franchises have been renewed or extended or were in the process of renegotiation, generally on modified terms. Such modified terms generally have not been materially adverse to us. We believe that the majority of our franchises are in good standing. As of December 31, 2004, we had approximately 165 franchises, representing approximately 667,000 of our subscribers, that have expired but for which notice of renewal was timely provided to the franchising authority and for which we intend to pursue the renewal protections and procedures of the 1984 Cable Act. As of December 31, 2004, notice of renewal under the 1984 Cable Act was not timely provided for: (i) approximately 36 franchises, representing approximately 42,000 subscribers, that had expired; and (ii) approximately 69 franchises, representing approximately 125,000 subscribers, that had less than 30 months until expiration.

        Our failure to obtain renewals of our franchises, especially those in the major metropolitan areas where we have the most customers, could have a material adverse effect on our consolidated financial condition, results of operations or our liquidity, including our ability to comply with our debt covenants.

PARTNERSHIPS AND VENTURES

        We have interests in several partnerships and ventures, the most significant of which are described below.

Consolidated Partnerships and Ventures

  Comcast Partnerships

        The Company and Comcast are partners in the two ventures described below. The results and operating statistics of these partnerships are consolidated in our financial statements:

  •
  Century-TCI—We hold a 75% interest in the Century-TCI partnership and manage its day-to-day operations, subject to certain specified rights of our partner, Comcast. As of December 31, 2004,

    the Century-TCI partnership had approximately 674,000 basic cable subscribers, substantially all of which were in the Los Angeles area.

  •
  Parnassos—We hold a 66.67% interest in the Parnassos partnerships and manage their day-to-day operations, subject to certain specified rights of our partner, Comcast. As of December 31, 2004, the Parnassos partnerships had approximately 418,000 basic cable subscribers, primarily in Western New York and Northeast Ohio.

  Tele-Media Ventures

        As of December 31, 2004, we held interests ranging from 75% to 82% in three ventures (the "Tele-Media Ventures") with certain affiliates of Tele-Media Corporation of Delaware ("TMCD") and manage their day-to-day operations. The results and operating statistics of these ventures are consolidated in our financial statements. As of December 31, 2004, the Tele-Media Ventures served approximately 135,000 basic cable subscribers located in Connecticut, West Virginia, Virginia, Florida and Maryland.

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

        On May 26, 2005, we acquired TMCD's ownership interests in the Tele-Media Ventures pursuant to a settlement agreement with TMCD that, among other things, also resolved disputes between TMCD and the Company related to the Tele-Media Ventures. See Item 3, "Legal Proceedings—Tele-Media Examiner Motion."

Nonconsolidated Joint Venture

  Century/ML Cable

        We hold a 50% interest in Century/ML Cable and manage its day-to-day operations, subject to certain specified rights of our partner, ML Media. As of December 31, 2004, Century/ML Cable had approximately 137,000 basic cable subscribers located in Puerto Rico. The results and operating statistics of this joint venture are not consolidated in our financial statements.

        On September 30, 2002, Century/ML Cable filed with the Bankruptcy Court a voluntary petition to reorganize under Chapter 11 of the Bankruptcy Code. This bankruptcy proceeding has been administered separately from the Chapter 11 Cases. Century/ML Cable is continuing to serve its subscribers in San Juan (through Century/ML Cable's subsidiary, which is not a debtor) and Levittown, Puerto Rico, as a debtor and debtor-in-possession (the "Puerto Rico Systems"). Adelphia, Century, Highland Holdings, a general partnership previously owned and controlled by members of the Rigas Family ("Highland"), and Century/ML Cable are involved in litigation with ML Media concerning various matters. See Item 3, "Legal Proceedings—ML Media Litigation."

        On June 3, 2005, Century entered into the IAA with ML Media, Century/ML Cable, Century-ML Cable Corp. and San Juan Cable pursuant to which, subject to the terms and conditions of the IAA, Century and ML Media will sell their interests (the "Puerto Rico Interests") in Century/ML Cable to San Juan Cable. Century/ML Cable, directly or through Century-ML Cable Corp., owns and operates the Puerto Rico Systems.

        The base purchase price for the Puerto Rico Interests is $520 million, subject to increase by the amount of the Working Capital (as defined in the IAA) of Century/ML Cable and Century-ML Cable

Corp. as of the closing date of such acquisition. The purchase price may also be decreased if the Operating Cash Flow (as defined in the IAA) of the Puerto Rico Systems for the 12 months prior to the closing date is less than specified amounts or if the number of Equivalent Subscribers (as defined in the IAA) of the Puerto Rico Systems as of the closing date is less than specified amounts, in each case depending on the exact closing date. Certain liabilities are excluded from the sale, and Century/ML Cable and Century-ML Cable Corp. are required to perform certain obligations at their expense, including completion of the pending rebuild of the Puerto Rico Systems.

        MidOcean is a New York and London-based private equity firm, and Crestview is a New York based private equity firm. MidOcean and Crestview are not parties to the IAA, but have agreed with San Juan Cable (but not with Century or ML Media) to provide to San Juan Cable the equity funding required to consummate the acquisition of the Puerto Rico Interests, provided certain conditions are satisfied, including a condition that certain banks provide the required financing to San Juan Cable pursuant to commitment letters entered into between the banks and San Juan Cable.

        Consummation of the sale is subject to numerous conditions, including, among others, approval by the Bankruptcy Court in Century/ML Cable's separate chapter 11 case and confirmation of a plan of reorganization of Century/ML Cable, approval by the Puerto Rico Telecommunications Regulatory Board (including an extension of the franchises for the Puerto Rico Systems through 2015), receipt of regulatory approvals, including from the FCC, receipt of consents to the sale of the Puerto Rico Interests under certain material contracts, delivery of certain audited and unaudited financial statements of Century/ML Cable, receipt by San Juan Cable of the bank financing referred to above, and no material adverse change in the business or financial condition of Century/ML Cable and Century-ML Cable Corp. prior to the closing. The closing is expected to occur in the fourth quarter of 2005. There can be no assurance that the conditions to the closing under the IAA will be satisfied or that the closing will occur.

        At the closing, $25 million of the purchase price will be deposited into an indemnity escrow account to indemnify San Juan Cable against any misrepresentation or breach of warranty, covenant or agreement by Century/ML Cable and Century-ML Cable Corp. and $13.5 million of the purchase price will be deferred and subject to offset to the extent of any additional tax liabilities of Century/ML Cable or Century-ML Cable Corp. relating to periods prior to the closing date.

        All of the remaining proceeds of the sale of the Puerto Rico Interests will be held in escrow pending the resolution of the litigation among the Adelphia, Century, Highland, Century/ML Cable and ML Media, and can be released only upon an order of the Bankruptcy Court. Notwithstanding the foregoing, upon the effective date of a plan of reorganization for Century/ML Cable, in the event that ML Media determines that it is required to satisfy tax obligations and therefor determines that a distribution is appropriate, then each of ML Media and Century shall receive, on an interim basis and without prejudice to the rights of either Century or ML Media, an amount of up to $70 million from the escrow.

        On August 9, 2005, Century/ML Cable filed its Plan of Reorganization (the "Century/ML Plan") and related Disclosure Statement (the "Century/ML Disclosure Statement") with the Bankruptcy Court. By order dated August 18, 2005, the Bankruptcy Court approved the Century/ML Disclosure Statement. On September 7, 2005, the Bankruptcy Court confirmed the Century/ML Plan. The Century/ML Plan is designed to satisfy the conditions of the IAA with San Juan Cable and provides that all third-party claims will either be paid in full or assumed by San Juan Cable under the terms set forth in the IAA. Consummation of the Century/ML Plan is subject to certain conditions, including the concurrent sale of the interests in Century/ML Cable pursuant to the IAA. There can be no assurance whether or when such conditions will be satisfied. The Century/ML Plan, if consummated, would not resolve the pending litigation among Adelphia, Century, Highland, Century/ML Cable and ML Media. See Item 3, "Legal Proceedings—ML Media Litigation."

EMPLOYEES

        As of December 31, 2004, we had approximately 14,000 employees, approximately 470 of whom were covered by collective bargaining agreements at 18 locations. We consider relations with our employees to be good.

CERTAIN BUSINESS AND OTHER DEVELOPMENTS RELATING TO THE CHAPTER 11 CASES

        Through May 2002, members of the Rigas Family constituted a majority of our Board and held all of the senior executive positions with us. This section summarizes significant developments during the tenure of Rigas Management that led to the installation of interim management and the commencement of the Chapter 11 Cases in 2002, as well as subsequent related developments.

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

        During this period, Rigas Management engaged in sham transactions and record-keeping and other financial manipulations to demonstrate compliance with financial covenants in its outstanding debt obligations, to overstate revenue and other measures of its operating results, to artificially reduce reported debt and increase reported equity, and generally to cover their misappropriation of corporate assets. These financial manipulations also included issuing false and misleading consolidated financial statements and compliance certificates, inappropriately capitalizing operating expenses, engaging in improper transactions and failing to reflect indebtedness for which the Company was liable on the Company's accounting records or in the Company's public disclosure. In addition, Rigas Management engaged in improper self-dealing transactions and utilized Company assets for their personal benefit.

        As a part of these actions, Rigas Management established four credit facilities accessible by both the Company and the Rigas Co-Borrowing Entities, of which $4,576 million in principal amount (collectively, the "Co-Borrowing Facilities") was outstanding in June 2002. The Co-Borrowing Facilities allowed the Rigas Co-Borrowing Entities, based on the creditworthiness of the Company, to incur indebtedness beyond their ability to repay, as the Company was jointly and severally liable for all borrowing under each Co-Borrowing Facility regardless of whether the Company actually borrowed the total indebtedness. Under the terms of each of the Co-Borrowing Facilities, each of the Rigas Co-Borrowing Entities that were co-borrowers could borrow up to the entire amount of available credit under the applicable Co-Borrowing Facility.

        During the period from 1999 to 2001, Rigas Management caused the Company to issue the following securities to certain Rigas Family Entities: 4,000,000 shares of Class A Common Stock, 14,220,889 shares of Class B Common Stock, $567.4 million aggregate principal amount of convertible subordinated notes and $100 million aggregate principal amount of TelCove, Inc. ("TelCove") senior subordinated notes. The Company believes that Rigas Management caused these securities to be issued to avoid dilution of the Rigas Family's direct and indirect ownership in the Company and to artificially remove indebtedness from the Company's balance sheet. Although the Company, during the tenure of Rigas Management, previously reported that the Rigas Family Entities paid cash for such securities, current management has determined that Rigas Management arranged these transactions to provide that the Rigas Family Entities assumed a portion of the co-borrowing indebtedness that appeared on the Company's books and records and, with the exception of $70 million paid in 1999, the Company's cash balance did not increase as a result of the issuance of the foregoing securities to the Rigas Family Entities.

Certain Events Leading to the Installation of Interim Management and Commencement of the Chapter 11 Cases in 2002

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

  Discovery of the Rigas Family Improper Acts, the Restatement and Related Events

        The March 2002 disclosure of more than $2 billion in off-balance sheet liabilities led to the disclosure of numerous improprieties of the Rigas Family. In early May 2002, the Company announced that it expected to restate its consolidated financial statements for the years ended December 31, 1999 and 2000, its quarterly consolidated financial statements for 2001 and possibly its consolidated financial statements for other periods. Deloitte & Touche LLP ("Deloitte"), the Company's independent auditors at that time, suspended its auditing work on the Company's consolidated financial statements for the year 2001. As further discussed below, Deloitte was terminated as the Company's auditors on June 9, 2002. In these circumstances, the Company was unable to: (i) deliver audited consolidated financial statements as required under its then outstanding Credit Facilities; (ii) comply with certain information delivery and other requests made pursuant to the Credit Facilities and the notes issued by the Company (the "Notes"); and (iii) file its 2001 Annual Report with the SEC. The failure to comply with these obligations resulted in default under these Credit Facilities and Notes. On May 15, 2002, the Company failed to make interest payments totaling approximately $38.3 million under certain of the Notes and a dividend payment of approximately $6.5 million on its Series E Mandatory Convertible Preferred Stock ("Series E Preferred Stock"). These payment defaults in turn triggered cross-defaults among certain of the Credit Facilities and Notes.

  The Special Committee of the Board and the Covington & Burling Investigation

        In May 2002, the four members of the Board who were not members of the Rigas Family, Dennis Coyle, Leslie Gelber, Erland Kailbourne and Pete Metros (collectively, the "Carryover Directors"), began to take action to deal with the Rigas Family's misconduct. A special committee of the Board, composed solely of three Carryover Directors (the "Special Committee"), Dennis Coyle, Leslie Gelber and Erland Kailbourne, began to investigate the allegations against the Rigas Family. In furtherance of its investigation, the Special Committee had its counsel, the law firm of Covington & Burling, conduct an independent investigation of the allegations against the Rigas Family, which included an investigation of transactions between the Company, on the one hand, and certain members of the Rigas Family and certain Rigas Family Entities, on the other hand. The investigation was primarily conducted from May 2002 through March 2003. Covington & Burling based its investigation on numerous interviews and a review of documents. As a result of this investigation, Covington & Burling alleged certain misconduct on the part of the Rigas Family, including: (i) using Company funds and resources for personal expenses and purchases, including real estate; (ii) misusing the Company's centralized cash management system (the "CMS" or "Cash Management System"); (iii) obtaining the Company's securities without payment; (iv) manipulating the Company's financial disclosures, accounting records and operational data; and (v) causing the Company to incur debt that was not disclosed on the Company's consolidated financial statements.

  The Rigas Agreement

        On May 15, 2002, the Company announced that John J. Rigas agreed to resign as President and CEO of Adelphia and to step down as Chairman of the Board. At that time, one of the Carryover Directors, Erland Kailbourne, assumed the position of Chairman and became Adelphia's interim CEO (together with the Carryover Directors and certain officers engaged by the Company after May 2002, "Interim Management"). As further evidence of the Rigas' improper acts was uncovered, by agreement dated May 23, 2002 (the "Rigas Family Agreement") the Special Committee obtained the agreement of certain members of the Rigas Family to resign from their positions as officers and directors of Adelphia. Subsequently, certain other Adelphia officers and employees who were alleged to have willfully participated in the wrongdoings were dismissed. The settlement agreement between Adelphia and members of the Rigas Family (the "Adelphia-Rigas Settlement Agreement") contains a provision whereby the Rigas Family (as defined in the Adelphia-Rigas Settlement Agreement) and Peter L. Venetis, on the one hand, and the Company (except with regard to Excluded Parties), on the other hand, covenanted and agreed not to sue each other, or bring any claim, action or proceeding against the other, on account of any obligation or liability arising from or relating to, among other things, any facts, transactions or occurrences, whether known or unknown, suspected, contingent or claimed, existing as of the date of the Adelphia-Rigas Settlement Agreement. Further, under the terms of the Plan and in accordance with the Bankruptcy Code, the Company intends to reject the Rigas Family Agreement. The Adelphia-Rigas Settlement Agreement, together with the Non-Prosecution Agreement, the Government-Rigas Settlement Agreement and the final judgment as to Adelphia entered into by the District Court in the SEC Civil Action are collectively referred to as the "Government Settlement Agreements."

  The Rigas Improper Acts and Transactions with the Rigas Family and Rigas Family Entities

        Adelphia's investigations in the period following the resignation of members of the Rigas Family from their positions as officers and directors of Adelphia, and other events, including the jury verdict of guilty against John J. Rigas and Timothy J. Rigas on, among other charges, bank fraud and securities fraud as described below, support a variety of allegations against Rigas Management, including those described below and in certain actions the Company has instituted against the Rigas Family and the Rigas Family Entities in the Rigas Civil Action (defined below). See Item 3, "Legal Proceedings—Adelphia's Lawsuit Against the Rigas Family." Rigas Management materially misstated the Company's operating performance, levels of debt and other significant information to, among other things, enhance the Company's reported financial results. Rigas Management failed to disclose the extent of this highly leveraged capital structure to investors and the SEC by failing to report the total borrowings under the Co-Borrowing Facilities for which the Company was jointly and severally liable. Rigas Management also represented that the Company received cash for purchases of Company securities by Rigas Family Entities when the Company did not receive such cash. A short time after these disclosures, the Debtors commenced the Chapter 11 Cases.

        Rigas Management commingled Company funds with funds from the Rigas Family Entities through operation of the Cash Management System. Rigas Management misused the CMS and the Rigas Family Entities to access money from the Company and the Company's credit for personal use. The improper operation of the CMS resulted in continuous commingling of funds among the participants in the CMS, which included Adelphia and its subsidiaries, the Rigas Family Entities and members of the Rigas Family. Among other transactions, Rigas Management misused the CMS to purchase cable and other assets for their personal benefit, including the acquisition of real estate, Adelphia debt and equity securities and other assets.

        The misuse of the CMS by Rigas Management permitted the Rigas Family Entities to "settle" their debts to the Company through journal entries that purported to "reclassify" debt from the books of an Adelphia subsidiary to the books of one of the Rigas Family Entities even though the Adelphia subsidiary in fact remained jointly and severally liable for this debt even after "reclassification." Thus, Rigas Management deemed the Rigas Family Entities to have satisfied their obligations to the Company, even though the Company was not released from the underlying debt and did not receive equivalent consideration, if any, in return.

        Other improprieties committed by Rigas Management included:

  •
  failing to apply the proper accounting or provide required disclosures with respect to a variety of related party transactions, including (i) the Co-Borrowing Facilities pursuant to which certain subsidiaries of Adelphia and the Rigas Co-Borrowing Entities were jointly and severally liable and (ii) purchases of Adelphia securities by the Rigas Family Entities;

  •
  engaging in sham transactions and record keeping and other financial manipulations in order to (i) overstate revenue, understate expenses and manipulate other measures of the Company's operating results, (ii) artificially reduce reported debt and increase reported equity and (iii) meet financial covenants of debt facilities;

  •
  otherwise misappropriating and improperly using corporate assets; and

  •
  covering up such misappropriations.

        On July 8, 2004, the jury returned a partial verdict related to the criminal charges brought against certain members of the Rigas Family and an alleged co-conspirator (the "Rigas Criminal Action"). John J. Rigas and Timothy J. Rigas were each found guilty of conspiracy (one count), bank fraud (two counts), and securities fraud (15 counts) and not guilty of wire fraud (five counts). Michael C. Mulcahey was acquitted of all 23 counts against him. The jury found Michael J. Rigas not guilty of conspiracy and wire fraud but remained undecided on the securities fraud and bank fraud charges against him. On July 9, 2004, the court declared a mistrial on the remaining charges. The bank fraud charges against Michael J. Rigas have since been dismissed with prejudice, but the DoJ has requested that a new trial date be set to retry Michael J. Rigas on the securities fraud charges. On November 1, 2004, Michael J. Rigas' post-trial motion for dismissal of all charges was denied. The post-trial motions of John J. and Timothy J. Rigas in which they sought to overturn the guilty verdicts were denied on November 15, 2004. The District Court has set January 9, 2006 as the date for the retrial of Michael J. Rigas. On March 17, 2005, the District Court denied the motion of John J. Rigas and Timothy J. Rigas for a new trial. On June 20, 2005, the District Court convicted and sentenced John J. Rigas and Timothy J. Rigas to 15 years and 20 years in prison, respectively. John J. Rigas and Timothy J. Rigas have appealed their convictions and sentences and remain free on bail pending resolution of their appeals.

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

        The Company dismissed Deloitte as its independent auditors on June 9, 2002. Based on the Company's decision to restate certain of its historical consolidated financial statements, Deloitte subsequently withdrew the audit report it had issued with respect to the Company's consolidated financial statements. As described below, in November 2002, the Company brought an action against Deloitte for professional negligence, breach of contract, fraud and other wrongful conduct in connection with its work auditing the Company's consolidated financial statements during the time of the Rigas Family's wrongdoing (the "Deloitte Litigation"), and this action is currently pending. See Item 3, "Legal Proceedings—Adelphia's Lawsuit Against Deloitte."

        As a consequence of Rigas Management's misrepresentations in the Company's books, records and public disclosures, among other issues, the Company had no borrowing availability under its various Credit Facilities and no access to traditional sources of liquidity in the capital markets. In addition, the Company's efforts to generate liquidity through the sale of certain of its assets were unsuccessful. Moreover, the Company faced governmental agency investigations (as more fully described below), mounting litigation and the risk of collection and foreclosure actions by creditors. Accordingly, the Company determined that the continued viability of its businesses required immediate access to debtor-in-possession financing, a respite from creditors to resolve its financial reporting and related issues and the restructuring of its highly leveraged capital structure that would only be available through the filing of a voluntary petition for protection under the Bankruptcy Code.

Events Occurring During the Pendency of the Chapter 11 Cases under Interim Management and Current Management

  Chapter 11 Filing and Events in the Chapter 11 Cases

        On June 25, 2002 (the "Commencement Date"), the Debtors filed voluntary petitions to reorganize under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. Previously, on June 10, 2002, Century filed a voluntary petition to reorganize under Chapter 11 of the Bankruptcy Code in the

Bankruptcy Court. The Debtors are currently operating their businesses as debtors-in-possession under Chapter 11. See Note 2, "Bankruptcy Proceedings and Sale of Assets of the Company," to the accompanying consolidated financial statements.

        On July 11, 2002, the United States Trustee for the Southern District of New York (the "U.S. Trustee") appointed a committee to represent the interests of unsecured creditors of the Debtors (the "Creditors' Committee"). On July 31, 2002, the U.S. Trustee appointed a committee to represent the interests of equity holders of the Debtors (the "Equity Committee" and, together with the Creditors' Committee, the "Committees").

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

        In connection with the Chapter 11 filings, Adelphia and certain of its subsidiaries (the "Loan Parties") entered into a $1,500 million debtor-in-possession credit facility (as amended, the "DIP Facility"). On August 23, 2002, the Bankruptcy Court approved the DIP Facility, and on September 3, 2002, the Loan Parties consummated the DIP Facility. On May 10, 2004, the Loan Parties entered into a $1,000 million extended debtor-in-possession credit facility (the "First Extended DIP Facility"), which was approved by the Bankruptcy Court on May 6, 2004 and which amended and restated the DIP Facility in its entirety. On February 25, 2005, the Loan Parties entered into and closed on a further extended debtor-in-possession credit facility (the "Second Extended DIP Facility"), which was approved by the Bankruptcy Court on February 22, 2005, and which amended and restated the First Extended DIP Facility in its entirety. The terms of the Second Extended DIP Facility provide for, among other things, (i) the extension of the maturity date from March 31, 2005 to March 31, 2006 and (ii) an increase in the aggregate commitments of the lenders from $1,000 million to $1,300 million. See Note 11, "Debt," to the accompanying consolidated financial statements.

  Claims Process and Bar Dates

        On July 31, 2003, the Debtors each filed with the Bankruptcy Court their Schedules of Liabilities, Schedules of Executory Contracts and Unexpired Leases and Statements of Financial Affairs. Amendments to Schedules of Liabilities and Executory Contracts have since been filed by the Debtors from time to time.

        The Bankruptcy Court established a bar date of January 9, 2004 (the "Bar Date"), for filing proofs of claim against the Debtors' estates. A bar date is the date by which proofs of claims must be filed if a claimant disagrees with how its claim appears on the Debtors' Schedules of Liabilities, subject to certain limited exceptions. As of the Bar Date, approximately 17,000 proofs of claim asserting approximately $3.2 trillion in claims had been filed, and as of August 31, 2005, approximately 18,000 proofs of claim asserting approximately $3.8 trillion in claims had been filed, in each case including duplicative claims but excluding any estimated amounts for unliquidated claims. The Debtors currently are in the process of reviewing, analyzing and reconciling the scheduled and filed claims. The Debtors have filed several omnibus objections that address approximately $3.7 trillion of such claims and anticipate filing additional omnibus objections addressing a substantial portion of the proofs of claims filed. At present, the ultimate number and allowed amounts of such claims are not determinable, and the Debtors expect that the claims resolution process will take significant time to complete.

  Rejection and Amendment of Executory Contracts and Unexpired Leases

        As of the commencement of the Chapter 11 Cases, the Debtors were party to approximately 1,200 unexpired real property leases and approximately 17,000 executory contracts. The Debtors are performing an extensive review and analysis of such leases and executory contracts in order to reduce operating costs and expenses through the rejection of contracts and leases as authorized under the Bankruptcy Code.

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

  Appointment of the Current Board

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

  Appointment of Current Management

        Effective March 18, 2003, Adelphia appointed William T. Schleyer to serve as its new CEO and Chairman and Ron Cooper to serve as its new President and COO. Mr. Schleyer replaced Erland Kailbourne, the interim CEO since May 2002. On March 7, 2003, the Bankruptcy Court entered an order approving the employment of Messrs. Schleyer and Cooper.

        Shortly after the appointments of Messrs. Schleyer and Cooper, the Board and these new officers hired a new senior management team, including Vanessa A. Wittman, as Executive Vice President and Chief Financial Officer ("CFO"), Brad Sonnenberg, as Executive Vice President, General Counsel and Secretary, and Scott D. Macdonald, as Chief Accounting Officer ("CAO"). Each of these officers has in turn hired new executives who report to them. These executives, among other things, have implemented new internal controls and procedures designed to prevent a recurrence of the improper acts that occurred during the tenure of Rigas Management.

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

  The Plan of Reorganization and the Sale Transaction

        On April 22, 2004, Adelphia announced that it intended to pursue a sale of the Company as one alternative to a stand-alone plan of reorganization. On July 14, 2004, Adelphia announced that it had engaged UBS Securities LLC and Allen & Company LLC (collectively, the "M&A Advisors") as financial advisors and Sullivan & Cromwell LLP as legal advisor in connection with a possible sale of the Company. On July 21, 2004 and September 14, 2004, the Bankruptcy Court approved Adelphia's engagement of Sullivan & Cromwell LLP as legal advisor and the M&A Advisors as financial advisors, respectively.

        In consultation with the M&A Advisors, Adelphia developed a two-phase process for the sale of the Company: (i) a solicitation of initial indications of interest in a possible acquisition of the Company or one or more Company-designated clusters of assets ("Phase I"); and (ii) a formal bid process in which selected bidders from Phase I were invited by the Company to submit final and binding offers to acquire the Company or one or more Company-designated clusters of assets ("Phase II").

        Prior to Phase I, the M&A Advisors engaged in informal discussions with potential bidders and also developed a list of potential bidders, each of which was sent a form non-disclosure agreement ("NDA").

        On September 21, 2004, Adelphia formally launched Phase I, and each potential bidder who had executed an NDA received a preliminary interest letter designed to elicit such bidder's interest in the sale and relevant information bearing upon each such bidder's qualifications and wherewithal. These parties also received, among other things, a confidential information memorandum describing the Company's business, assets and related items and access to a web-based management presentation by William T. Schleyer, Ron Cooper and Vanessa A. Wittman.

        As part of Phase I, Adelphia received 47 non-binding indications of interest from 24 bidders. Subsequently, Adelphia received an additional six non-binding indications of interest.

        Based on the non-binding preliminary indications of interest, on November 1, 2004, the Company invited qualified bidders to participate in Phase II in accordance with the bidding procedures approved by the Bankruptcy Court on October 22, 2004 (the "Bid Procedures Order"). The Bid Procedures Order, among other things, (i) established the method for the submission of bids in Phase II for all or a portion of the Company in a one-step auction, (ii) authorized the Company to agree to a no-shop requirement that prohibits the Company and their professionals from soliciting or encouraging (other than with respect to a plan of reorganization not involving the sale of any material amount of assets of the Debtors) third party proposals with respect to at least 10% of the assets that are the subject of a transaction with the successful bidder, except as required by the Board in the exercise of its fiduciary duties and (iii) authorized under certain conditions the awarding of a breakup fee to the successful bidder based on a percentage of the successful bidder's purchase price if either the successful bidder or the Company terminates the purchase agreement between the parties.

        During Phase II, qualified bidders were provided with access to both Adelphia's management and a virtual data room. Adelphia established January 31, 2005 as the deadline for the submission of final, legally binding bids. Adelphia received a number of bids that related to the acquisition or recapitalization of the Company, in its entirety, or the acquisition of one or more clusters of assets. During the period in which Adelphia evaluated such bids, Adelphia received one additional bid related to the acquisition of the Company in its entirety.

        On February 4, 2005, the Debtors filed their proposed First Amended Joint Plan of Reorganization and related First Amended Disclosure Statement with the Bankruptcy Court. The First Amended Joint Plan of Reorganization contemplated the possibility of either: (i) emergence from bankruptcy as a stand-alone entity; (ii) distribution of proceeds resulting from a sale or other corporate transaction involving one or more companies in addition to the Debtors; or (iii) emergence from bankruptcy as part of a stand-alone entity after having sold certain clusters of cable systems and distributed the proceeds of such sales.

        Adelphia evaluated and refined the bids received and engaged in extensive discussions with bidders regarding the terms and conditions of the bids during the period from January 31, 2005 through April 20, 2005. To meet the requirements of TWC and Comcast, the Debtors filed a motion with the Bankruptcy Court on April 8, 2005 (the "Modified Bid Procedures Motion"), which motion sought approval of certain modifications to the bidding procedures initially approved in the Bid Procedures Order. In the Modified Bid Procedures Motion, the Debtors requested approval of revisions to certain provisions of the "no-shop" requirement, expansion of the events that trigger the award of a breakup fee and certain termination rights. The motion was approved by the Bankruptcy Court on April 20, 2005, and an order was entered to this effect on April 21, 2005.

        Following the approval of the Modified Bid Procedures Motion, Adelphia entered into an asset purchase agreement, dated as of April 20, 2005, with TW NY (the "TW Purchase Agreement") and an asset purchase agreement, dated as of April 20, 2005, with Comcast (the "Comcast Purchase Agreement," and together with the TW Purchase Agreement, the "Purchase Agreements"), pursuant to which TW NY and Comcast will purchase substantially all of the Company's U.S. assets and assume certain of its liabilities. Upon the closing of the Sale Transaction, Adelphia will receive approximately $12.7 billion in cash and shares of TWC Class A Common Stock, which are expected to represent 16% of the outstanding equity securities of TWC as of the closing and to be listed on the New York Stock Exchange. Such percentage assumes the redemption of Comcast's interest in TWC, as described below, and is subject to adjustment for issuances pursuant to employee stock programs (subject to a cap) and issuances of securities for fair consideration. Pursuant to a separate Parent Agreement, dated as of April 20, 2005, TWC, among other things, has guaranteed the obligations of TW NY under the TW Purchase Agreement. TWC and Comcast, and certain of their affiliates, have also agreed to swap certain cable systems and unwind Comcast's investments in TWC and TWE. The Sale Transaction does not include the Company's cable system joint venture in Puerto Rico, which Century and ML Media separately agreed, on June 3, 2005, to sell to San Juan Cable, LLC.

        The purchase price payable by TW NY and Comcast is subject to adjustments to reflect, with respect to each Specified Business (as the term is used in the Purchase Agreements), (i) the net liabilities as of and after giving effect to the closing of the Sale Transaction, (ii) any shortfall or surplus in eligible basic subscribers (as the term is used in the Purchase Agreements), generally as of the closing of the Sale Transaction, as measured against the projections specified in the Purchase Agreements and (iii) any shortfall or, subject to TW NY's or Comcast's consent, as applicable, any surplus in capital expenditures relative to budget during the period between December 31, 2004 and the closing of the Sale Transaction.

        The initial purchase price payable by TW NY and Comcast is also subject to reduction to reflect the exclusion from the Transferred Assets (as the term is used in the Purchase Agreements) of any cable systems that were nominally owned by certain Rigas Co-Borrowing Entities and are managed by the Company (such Rigas Co-Borrowing Entities, the "Managed Cable Entities") (i) that are not wholly owned by Adelphia or its wholly owned subsidiaries or (ii) the liabilities of which have not been discharged or, subject to TW NY's and Comcast's respective consent (such consent not to be unreasonably withheld), as applicable, have not been subject to an equivalent effect pursuant to a governmental proceeding.

        As part of the Sale Transaction, Adelphia has agreed to transfer to TW NY and Comcast the assets related to the Managed Cable Entities. Pursuant to the Government-Rigas Settlement Agreement and the Non-Prosecution Agreement, the Company expects to obtain ownership of all of the Managed Cable Entities (other than Coudersport and Bucktail, two small cable systems with approximately 5,000 subscribers in July 2005); accordingly, the Company expects to be able to transfer to TW NY and Comcast (subject to completion of forfeiture proceedings before a federal judge to determine if there are any superior claims) the assets of such Managed Cable Entities as part of the Sale Transaction. Under the terms of the Purchase Agreements, if we are unable to transfer all of the assets of the Managed Cable Entities to Comcast and TW NY at the closing of the Sale Transaction, the initial purchase price payable by Comcast and by TW NY would be reduced by an aggregate amount of up to $600 million and $390 million, respectively, but would become payable to the extent such assets are transferred to TW NY and Comcast within 15 months of the closing. Adelphia believes that the failure to transfer the assets of Coudersport and Bucktail to TW NY and Comcast will result in an aggregate purchase price reduction of approximately $23 million, reflecting a reduction to the purchase price payable by TW NY of approximately $15 million and by Comcast of approximately $8 million.

        At the closing of the Sale Transaction, 4% of the purchase price (after taking into account any adjustments thereto), consisting, in the case of the TW Purchase Agreement, of cash and TWC Class A Common Stock (in proportion to the mixture of cash and TWC Class A Common Stock delivered by TW NY at the closing of the Sale Transaction), and, in the case of the Comcast Purchase Agreement, of cash, will be deposited into an escrow account to secure Adelphia's obligations in respect of any post-closing adjustments to the purchase price, its indemnification obligations for breaches of its representations, warranties and covenants pursuant to the Purchase Agreements and its indemnification obligations with respect to assets and liabilities that it retains.

        Adelphia, TW NY and Comcast have made customary representations, warranties and covenants in the Purchase Agreements, including, among others, covenants that, subject to certain exceptions, prohibit Adelphia from soliciting, encouraging or responding to proposals relating to alternative business transactions (including pursuing an alternate plan under Chapter 11 including a stand-alone plan).

        The Purchase Agreements contain certain termination rights for Adelphia, TW NY and Comcast, and further provide that, upon termination of the Purchase Agreements under specified circumstances, Adelphia may be required to pay TW NY a termination fee of approximately $353 million and Comcast a termination fee of $87.5 million (or, under certain circumstances, the entire termination fee to TW NY).

        Until a plan of reorganization is confirmed by the Bankruptcy Court and becomes effective, the Sale Transaction cannot be consummated. The closing of the Sale Transaction is also subject to the satisfaction or waiver of conditions customary to transactions of this type, including, among others, (i) receipt of applicable regulatory approvals, including the consent of the FCC to the transfer of certain licenses and any applicable approvals of LFAs to the change in ownership of the cable systems operated by the Company to the extent not preempted by section 365 of the Bankruptcy Code, (ii) expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"), (iii) the offer and sale of the shares of TWC Class A Common Stock to be issued in the Sale Transaction having been exempted from registration pursuant to an order of the Bankruptcy Court confirming the Plan or a no-action letter from the staff of the SEC, or a registration statement covering the offer and sale of such shares having been declared effective, (iv) the TWC Class A Common Stock to be issued in the Sale Transaction being freely tradable and not subject to resale restrictions, except in certain circumstances, (v) approval of the shares of TWC Class A Common Stock to be issued in the Sale Transaction for listing on the New York Stock Exchange, (vi) entry by the Bankruptcy Court of a final order confirming the Plan and, contemporaneously with the closing of the Sale Transaction, consummation of the Plan, (vii) satisfactory settlement by the Company of the claims and causes of action brought by the SEC and the investigations by the DoJ, (viii) the absence of any material adverse effect with respect to (a) TWC's business and (b) certain Specified Businesses or both Specified Businesses purchased by either TW NY or Comcast, as applicable (without taking into consideration any loss of subscribers by the Company's business (or the results thereof) already reflected in the projections specified in the Purchase Agreements or the related purchase price adjustment), (ix) the number of eligible basic subscribers (as the term is used in the Purchase Agreements) served by the Specified Businesses as of a specified date prior to the closing of the Sale Transaction not being below an agreed upon threshold, (x) the absence of an actual change in law, or proposed change in law that has a reasonable possibility of being enacted, that would adversely affect the tax treatment accorded to the Sale Transaction with respect to TW NY, (xi) a filing of an election under section 754 of the Internal Revenue Code of 1986, as amended (the "Tax Code"), by each of Century-TCI California Communications, L.P., Parnassos Communications, L.P. and Western NY Cablevision L.P. (the "Century-TCI/Parnassos Partnerships") and (xii) the provision of certain audited and unaudited financial information by the Company. Subject to the Expanded Transaction (as defined below), the closing under each Purchase Agreement is also conditioned on a contemporaneous closing under the other Purchase Agreement.

        Subject to receipt of all necessary approvals, the Sale Transaction is expected to close during the first half of 2006.

        Pursuant to the TW Purchase Agreement and the letter agreement, dated as of April 20, 2005 (the "Expanded Transaction Letter Agreement"), if the Comcast Purchase Agreement is terminated prior to closing of the Sale Transaction as a result of the failure to obtain FCC or applicable antitrust regulatory approvals, TW NY has agreed to also acquire the assets of Adelphia that Comcast would have acquired pursuant to the Comcast Purchase Agreement and apply for FCC and other applicable antitrust regulatory approvals (the "Expanded Transaction"). In such event and assuming TW NY receives such approvals, (i) TW NY will pay the $3.5 billion purchase price to have been paid by Comcast, less Comcast's allocable share of the liabilities of the Century-TCI/Parnassos Partnerships, which shall not be less than $549 million nor more than $600 million (the "Comcast Discharge Amount"), and (ii) immediately prior to the closing of the Sale Transaction, the Comcast subsidiaries that, as of the closing of the Sale Transaction, will hold direct interests in the Century-TCI/Parnassos

Partnerships will contribute the Comcast Discharge Amount in cash to the Century-TCI/Parnassos Partnerships. The Century-TCI/Parnassos Partnerships will distribute their respective portions of the Comcast Discharge Amount to the Company's subsidiaries that hold a direct interest in such Century-TCI/Parnassos Partnerships. This purchase price may be satisfied, at TW NY's election, in any combination of shares of TWC Class A Common Stock (at the value attributed thereto in the TW Purchase Agreement) and cash. In such event, the exchange pursuant to the Exchange Agreement described below would not take place. There is no assurance that TW NY would be able to obtain the required FCC or applicable antitrust regulatory approvals for the Expanded Transaction.

        Pursuant to two separate redemption agreements, each dated as of April 20, 2005, as amended (the "Redemption Agreements"), and subject to the terms and conditions thereof, Comcast and TWC expect to redeem Comcast's interests in TWC and TWE. In addition, TWC and Comcast and certain of their affiliates entered into an exchange agreement, dated as of April 20, 2005 (the "Exchange Agreement"), pursuant to which, and subject to the terms and conditions thereof, TWC and Comcast or such affiliates expect to exchange certain cable systems, including certain systems to be acquired by TW NY and Comcast pursuant to their respective purchase agreements with Adelphia. Adelphia is not a party to either the Redemption Agreements or the Exchange Agreement.

        Certain fees are due to the Company's financial advisors upon successful completion of a sale, which are calculated as a percentage (0.11% to 0.20%) of the sale value. Additional fees may be payable depending on the outcome of the sales process. Such fees cannot be determined until the closing of the Sale Transaction.

        On September 28, 2005, the Debtors filed the Plan and the Disclosure Statement with the Bankruptcy Court. The Plan contemplates, among other things, (i) consummation of the Sale Transaction and (ii) distribution of the cash and common stock of TWC to the holders of claims against and equity interests in the Debtors accordance with the Plan.

        For the Plan to be confirmed and become effective, the Debtors must, among other things:

  •
  obtain an order of the Bankruptcy Court approving the Disclosure Statement as containing "adequate information;"

  •
  solicit acceptance of the Plan from the holders of claims and equity interests in each class that is impaired and not deemed by the Bankruptcy Court to have rejected the Plan;

  •
  obtain an order from the Bankruptcy Court confirming the Plan; and

  •
  consummate the Plan.

        To complete these steps, the Bankruptcy Court must first hold a hearing to determine if the Disclosure Statement contains adequate information; the hearing to approve the Disclosure Statement has been scheduled for October 20, 2005. Second, the Bankruptcy Court must find that the Disclosure Statement contains adequate information and the Debtors must solicit the acceptance of the Plan. Third, before it can issue a confirmation order, the Bankruptcy Court must find that either (i) each class of impaired claims or equity interests has accepted the Plan or (ii) the Plan meets the requirements of the Bankruptcy Code to confirm the Plan over the objections of dissenting classes. In addition, the Bankruptcy Court must find that the Plan meets certain other requirements specified in the Bankruptcy Code. Confirmation of the Plan would resolve, among other things, the Debtors' pre-petition obligations.

        Substantial disputes exist between creditors of different Debtors that principally affect the recoveries to the holders of certain notes due September 15, 2007 issued by FrontierVision Holdings, L.P., an indirect subsidiary of Adelphia, and the creditors of Arahova and Adelphia. The disputes include, but are not limited to, (1) the character and treatment of intercompany claims, (2) the appropriate plan consolidation structure, (3) alleged fraudulent conveyance claims associated with historical movements of subsidiaries within the corporate structure, (4) the allocation of the value and form of consideration from the Sale Transaction to the various Debtors, (5) the allocation of the benefits and costs of the Government Settlement Agreements, (6) the allocation of the tax liability and the tax reserves associated with the Sale Transaction and (7) the allocation of the economic cost of the other reserves established as part of the Plan (collectively, the "Inter-Creditor Dispute").

        Recognizing that the existence of the Inter-Creditor Dispute threatened the timely consummation of the Sale Transaction prior to July 31, 2006, the Debtors obtained Bankruptcy Court approval of a process (the "Resolution Process") that channels the Inter-Creditor Dispute into a structure that provides due process protection while seeking to ensure that the resolution of such issues does not jeopardize the substantial value to be achieved from the Sale Transaction. The Bankruptcy Court approval is embodied in an order of the Bankruptcy Court dated August 4, 2005. The Debtors have retained the right to settle the Inter-Creditor Dispute notwithstanding the formulation of the Resolution Process.

  Exit Financing Facility

        We received commitments from four financial institutions for an $8,800 million fully committed exit financing facility (the "Exit Financing Facility") to be used to finance cash payments to be made under the proposed stand-alone plan of reorganization. This proposed facility included $4,750 million of senior secured credit facilities, a $3,300 million bridge facility and a $750 million secured revolving credit facility that would be available following our emergence from bankruptcy. These commitments were terminated effective May 9, 2005 in light of the Sale Transaction.

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

  Other Asset Dispositions

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

Buffalo Sabres

        The Company made an aggregate of approximately $187 million in loans and advances, including accrued interest, to Niagara Frontier Hockey, L.P., a Delaware limited partnership owned by the Rigas Family ("NFHLP"), which owned the Buffalo Sabres hockey team. See Item 3, "Legal Proceedings—NFHLP Claim."

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

        On February 21, 2004, the Company and TelCove executed a global settlement agreement (the "Global Settlement") that resolved, among other things, certain of the parties' claims against each other. On March 23, 2004, the Bankruptcy Court approved the Global Settlement. We recorded a liability of approximately $98 million during the fourth quarter of 2003 to provide for the estimated costs to be incurred by us in connection with the Global Settlement.

        Pursuant to the Global Settlement, which was consummated on April 7, 2004, we transferred to TelCove certain settlement consideration, including approximately $58 million in cash, as well as certain vehicles, real property and intellectual property licenses used in the operation of TelCove's businesses. The Global Settlement also provided for the transfer by us to TelCove of certain CLEC market assets, together with the various licenses, franchises and permits related to the operation and ownership of such assets, and for the execution of various annexes to the Global Settlement (the "Annex Agreements"), which provide, among other things, for (i) a five-year business commitment to TelCove by us; (ii) future use by TelCove of certain fiber capacity in assets owned by us; (iii) the mutual release by the parties from any and all liabilities, claims and causes of action which either party has or may have against the other party; and (iv) TelCove's management, pending transfer, of our active CLEC markets pursuant to a master management agreement that amended and superceded pre-existing management agreements between us and TelCove.

        On August 20, 2004, the Company paid TelCove an additional $2.5 million pursuant to the Global Settlement in connection with the resolution and release of certain claims. On August 21, 2004, we transferred the CLEC market assets to TelCove.

Other

        On April 29, 2004, the Bankruptcy Court approved the sale of the Company's Buffalo, New York radio station, WNSA-FM, to Entercom Communications Corp. for $10.5 million. This sale closed on May 5, 2004. On December 15, 2004, the Bankruptcy Court approved the sale of the Company's interests in its Venezuelan and Colombian cable systems to an individual for $3.3 million. This sale closed on December 23, 2004. On January 28, 2005, the Bankruptcy Court approved the sale of the Company's assets in its Pennsylvania, Florida and New York security business to Devcon Security Services Corp. On February 28, 2005, the transaction closed based on a preliminary adjusted purchase price of approximately $40.2 million. The Company is also considering the sale of its interest in its Brazilian cable systems and certain other non-core assets.

        By motion dated April 14, 2005, the Debtors sought approval of a global settlement with TMCD. By order dated May 11, 2005, the Bankruptcy Court approved the settlement, which closed on May 26, 2005. Among other things, the settlement agreement (i) transferred TMCD's ownership interests in the Tele-Media Ventures to the Debtors, leaving the Debtors 100% ownership of the Tele-Media Ventures, (ii) resolved the pending motion of TMCD for an examiner, (iii) settled two pending avoidance actions, (iv) reconciled 691 separate proofs of claim filed by TMCD and (v) resolved numerous other complex issues and disputes between the Debtors and TMCD. See Item 3, "Legal Proceedings—Tele-Media Examiner Motion" for additional information.

RISK FACTORS

Risk Factors Relating to the Sale Transaction

The Sale Transaction is subject to conditions to closing, which may not be satisfied or waived.

        The Sale Transaction is subject to the satisfaction or waiver of various conditions, many of which are subject to uncertainty. The conditions to the Sale Transaction include, among others:

	Closing Condition	Primary Associated Risk
•
Receipt of certain regulatory approvals, including the consent of the FCC and other approvals, the failure of which to obtain would, individually or in the aggregate, have a material adverse effect on certain specified business to be transferred to TW NY and Comcast, respectively;
On May 18, 2005, ACC, Comcast, and TWC applied to the FCC for the necessary approvals in connection with the Sale Transaction. For example, in various proceedings pending before the FCC, parties have argued for ownership caps and restrictions relating to vertical programming distribution relationships. There can be no assurance that the FCC will grant the necessary approvals or do so without conditions.
•
Receipt of consent of LFAs to the change in ownership of the cable systems operated by us, the absence of which would reasonably be expected, individually or in the aggregate, to have a material adverse effect on a specified group of our cable systems;
Certain LFAs may seek to extract substantial commitments in addition to the obligations contained in the franchise agreements, in connection with the transfer of franchise agreements. If consent is required, notwithstanding section 365 of the Bankruptcy Code, we may be unable to obtain the consent of a sufficient number of LFAs on terms that will satisfy this condition.
•	Expiration or termination of the applicable waiting period under the HSR Act;
Comcast and Time Warner own a substantial number of cable systems and other assets and the applicable governmental agencies may object to the Sale Transaction on antitrust grounds. In the event that the Comcast Purchase Agreement is terminated on such grounds, a notice and filing under the HSR Act will need to be made with respect to the Expanded Transaction and the applicable governmental agencies may also object to the Expanded Transaction.

•
A registration statement covering the offer and sale of the shares of TWC Class A Common Stock to be issued in the Sale Transaction being declared effective, or the offer and sale of such shares having been exempted from registration pursuant to an order of the Bankruptcy Court confirming the Plan or a no-action letter from the staff of the SEC;
The Company and TWC intend for the confirmation order to provide that TWC is our successor for purposes of section 1145 of the Bankruptcy Code and to rely on the exemption from registration under the Securities Act provided thereby. If an exemption from registration is unavailable either pursuant to such an order or a no-action letter from the staff of the SEC, however, then TWC will have to file a registration statement under the Securities Act and have such registration statement declared effective. Such a registration statement may not be declared effective on a timely basis, if at all. The effectiveness of such a registration statement may also be delayed by any unresolved issues associated with Time Warner's financial statements.
•	Approval of the shares of TWC Class A Common Stock to be issued in the Sale Transaction for listing on the NYSE;
Listing on the NYSE is subject to approval of the NYSE. In addition, registration of the TWC Class A Common Stock under the Exchange Act is a prerequisite to listing on the NYSE. The parties intend that the TWC Class A Common Stock qualify as the successor to the Class A Common Stock's registration under Section 12(g) of the Exchange Act pursuant to Rule 12g-3 promulgated thereunder. Accordingly, TWC does not intend to separately file a registration statement under the Exchange Act covering the TWC Class A Common Stock. However, if the TWC Class A Common Stock does not succeed to the Class A Common Stock's Exchange Act registration, TWC may have to file a registration statement under the Exchange Act and have such registration declared effective. Such a registration statement may not be declared effective on a timely basis, if at all. A delay in the NYSE listing or a failure to list on the NYSE at all could result in termination of the Sale Transaction.

•	The absence of any material adverse effect with respect to TWC's business (in the case of the TW Purchase Agreement) and with respect to certain significant components of our business;
Subject to receipt of all necessary approvals, the closing of the Sale Transaction is expected to occur during the first half of 2006. Prior to the closing of the Sale Transaction, our businesses and the businesses of TWC will be subject to a large number of factors, many of them outside the control of their respective managements, that could result in a material adverse effect. These factors include competition, regulatory change, technological innovation, changes in the business and economic climate in the jurisdictions in which such businesses operate, acts of man and god and other risks.
•
In the case of the TW Purchase Agreement, the absence of an actual change in law or proposed change in law that has a reasonable possibility of being enacted that would adversely affect the tax treatment accorded to the Sale Transaction with respect to TW NY, which adverse effects cannot be avoided by accelerating or delaying the closing of the Sale Transaction or by restructuring the Sale Transaction, in each case in a manner reasonably satisfactory to TW NY and Adelphia (and that such acceleration, deferral or restructuring is in fact implemented);
We anticipate that the Sale Transaction will close during the first half of 2006. During the period of time between the signing of the Purchase Agreements and the closing of the Sale Transaction, a change or proposed change in tax law may occur that would adversely affect the tax treatment accorded to the Sale Transaction with respect to TW NY.
•
Subject to certain limited exceptions, the filing of certain tax elections with respect to the Century-TCI/Parnassos Partnerships and delivery, in the case of the Comcast Purchase Agreement, to Comcast, or, in the case of the Expanded Transaction pursuant to the TW Purchase Agreement and the Expanded Transaction Letter Agreement, to TW NY, of a related opinion of counsel regarding such tax elections; and
Subject to certain limited exceptions, Comcast and TW NY do not have to consummate the Comcast Purchase Agreement or the Expanded Transaction, respectively, if there has not been a filing under section 754 of the Tax Code by each of the Century-TCI/Parnassos Partnerships and a delivery, in the case of the Comcast Purchase Agreement, to Comcast or, in the case of the Expanded Transaction, to TW NY of a related opinion of counsel regarding such tax elections. In order to make these elections, the amended income tax returns for the Century-TCI/Parnassos Partnerships will have to be completed and filed. We may not be able to complete and file these amended tax returns before the date on which the parties would otherwise close the Sale Transaction, and we may not be able to procure the delivery of such an opinion of counsel.
•	The provision of certain audited and unaudited financial information by Adelphia to TW NY and Comcast.	Our ability to provide such financial information is limited, and we may not be able to satisfy this condition.

        See Item 1, "Certain Business and other Developments Relating to the Chapter 11 Cases—Events Occurring During the Pendency of the Chapter 11 Cases under Interim Management and Current Management—The Plan of Reorganization and the Sale Transaction" for a list of certain additional conditions to closing of the Sale Transaction. There can be no assurance that all of the various conditions will be satisfied or waived.

Failure to complete the Sale Transaction could negatively impact our business.

        If the Sale Transaction is not completed for any reason, we will be subject to several risks, including the following:

  •
  having to negotiate a stand-alone plan of reorganization or an alternative sale transaction, which may not create as much value as the Sale Transaction;

  •
  having the focus of senior management directed toward the proposed Sale Transaction instead of on our stand-alone operations; and

  •
  being required, under certain circumstances, to pay TW NY a termination fee of approximately $353 million and Comcast a termination fee of $87.5 million (or being required, if the Expanded Transaction is terminated under certain specified circumstances, to pay TW NY the termination fee of $87.5 million that would otherwise have been payable to Comcast).

        If the Sale Transaction is not completed, these risks may materialize and have a material adverse effect on our operations, business, financial results, financial condition and recoveries under an alternate plan of reorganization.

Our businesses could be materially adversely impacted by uncertainty related to the Sale Transaction.

        Uncertainty about whether and when the Sale Transaction will be completed and expectations as to how the business of Comcast and TWC will be operated after the consummation of the Sale Transaction could materially adversely affect our business, including the risk of employee attrition (as discussed further in the risk factor below) and increased attempts by competitors to persuade our subscribers to change service providers. This could increase our rate of subscriber loss of subscribers. It also could have a negative impact on our revenue and results of operations.

The pursuit of the Sale Transaction, the Chapter 11 Cases and pending litigation consume a substantial portion of the time and attention of management and certain aspects of the Sale Transaction will impact how our business is conducted, which may have an adverse effect on our business and results of operations.

        Since April 2004, we have been proceeding with a potential sale of the Company and additionally, until recently, the potential emergence from bankruptcy as a stand-alone company. The requirements of this process, the Chapter 11 Cases and pending litigation consume a substantial portion of management's time and attention and leave them with less time to devote to the operations of our business. This diversion of management's attention has continued in 2005 and may have a material adverse effect on the conduct of our business, and, as a result, on our financial condition and results of operations. In addition, certain aspects of the Sale Transaction will impact how our business is conducted, which may have an adverse effect on our business and results of operations.

We may experience increased levels of employee attrition and erosion of employee morale due to the announcement of the Sale Transaction.

        Because of the Sale Transaction, a substantial risk exists that we will experience increased levels of employee attrition and erosion of employee morale. A loss of key personnel or a substantial reduction in our workforce or material erosion of employee morale could have a material adverse effect on our business, including but not limited to, our sales, marketing, customer care, product development and management. We have already experienced difficulty in recruiting replacement employees with appropriate qualifications in light of the Company's ongoing sale process, and such difficulties are likely to increase in the future. If we are unable to replace employees quickly, we may be forced to hire contractors or consultants at higher rates than the salaried employees whom they replace. The failure to replace our departing workforce quickly or the loss of the services of any members of our senior management could impair our ability to execute our business strategy and, as a result, could have a material adverse effect on our financial condition and results of operations.

If the Sale Transaction is not consummated and we instead seek to emerge from the Chapter 11 Cases as a stand-alone company, we may not be able to arrange for financing to permit us to fund our operations and to satisfy our obligations upon emergence from bankruptcy.

        In light of the Sale Transaction, we terminated our $8.8 billion exit financing commitment effective May 9, 2005. If the Sale Transaction is not consummated, we may seek to emerge from bankruptcy as a stand-alone company. To enable us to do so, we must arrange for a committed exit financing facility that will permit us to fund our operations and to satisfy our obligations upon emergence from bankruptcy. We may not be able to obtain adequate exit financing upon acceptable terms, if at all.

If the obligation of the lenders to make loans under the Second Extended DIP Facility expires prior to completion of the Sale Transaction, it may have a material adverse effect on us.

        The obligation of the lenders to make loans under the Second Extended DIP Facility currently expires on March 31, 2006. If the consummation of the Sale Transaction and the effective date of the Plan do not occur prior to March 31, 2006, we will need to seek an extension of the Second Extended DIP Facility. According to our current estimation, we believe the Sale Transaction will close during the first half of 2006. There can be no assurance that we will be successful in obtaining such an extension on terms that are acceptable to us, if at all, and the failure to do so would have a material adverse effect on our financial condition and results of operations.

Our income and franchise tax liabilities in connection with the Sale Transaction could be materially more than estimated.

        The Debtors will be liable for federal, state and local income and franchise taxes as a result of the Sale Transaction. The currently estimated range of this tax liability is from $440 million to $760 million. The recoveries to the Debtors' stakeholders assume the Debtors' current best estimate of their tax liability in connection with the Sale Transaction, plus a reserve for possibly greater tax liability. This estimate and the estimated range of the liability, however, are based on incomplete information as a result of deficiencies in the Debtors' tax records. See Item 1, "Risk Factors Relating to the Chapter 11 Cases." Accordingly, these estimates are subject to change, and by the time of the consummation of the Plan, the Debtors' estimate of their income and franchise tax liabilities and their estimate of the potential range of such liabilities resulting from the Sale Transaction may be materially in excess of the current estimates. In addition, it is assumed for purposes of these estimates that all elements of the Sale Transaction will occur during a single taxable year. To the extent elements of the Sale Transaction were to occur in more than one taxable year, the Debtors could have material additional income and franchise tax liability resulting from the Sale Transaction because the tax basis in the property held by the Debtors at the end of the taxable year which includes the Effective Date (as defined in the Plan) would be subject to reduction as a result of the cancellation of debt income recognized by the Debtors. Furthermore, although the Debtors do not expect to hold material non-cash assets at such time and therefore do not expect to be subject to the attribute reduction, there can be no assurance that the IRS will not seek to require basis reduction with respect to the assets then held by the Debtors or assert that the Debtors actually or constructively hold additional assets subject to basis reduction. If the IRS were successful in requiring such basis reduction, the Debtors could be subject to additional income and franchise tax liability potentially in a material amount. Any such increase in the Debtors' estimated tax liabilities would reduce the amount available for distribution to stakeholders.

Risk Factors Relating to the Chapter 11 Cases

If the Plan is not confirmed on a timely basis, the value to the Debtors from the Sale Transaction may be lost or materially reduced.

        The Debtors believe that the value to the Debtors from the Sale Transaction materially exceeds the value of the reorganized Debtors on a stand-alone basis. If the Plan is not confirmed by July 31, 2006 or October 31, 2006, as applicable, TW NY and Comcast have the right to terminate the applicable Purchase Agreement, in which case the Debtors will not realize such excess value and, under certain circumstances, will be required to pay TW NY a termination fee of approximately $353 million and Comcast a termination fee of $87.5 million.    In addition, the Sale Transaction is subject to numerous closing conditions. If the closing of the Sale Transaction is delayed, there is an increased risk of an unforeseen event resulting in the failure of a condition to the closing of the Sale Transaction.

        In addition, the purchase price payable by TW NY and Comcast (or only TW NY in the event of the Expanded Transaction) at the closing of the Sale Transaction is subject to customary adjustments to reflect, with respect to each Specified Business (as the term is used in the Purchase Agreements), (i) the net liabilities as of and after giving effect to the closing of the Sale Transaction, (ii) any surplus or shortfall generally as of the closing of the Sale Transaction in eligible basic subscribers (as the term is used in the Purchase Agreements) as measured against the projections specified in the Purchase Agreements and (iii) any shortfall or, subject to TW NY's or Comcast's consent, as applicable, any surplus in capital expenditure spending relative to budget during the period between December 31, 2004 and the closing of the Sale Transaction. As a result of the uncertainties and challenges to the business arising out of the Chapter 11 Cases and the pending Sale Transaction, the Debtors believe that the probability and magnitude of any such adjustments to the purchase price payable in the Sale Transaction are likely to increase if the closing of the Sale Transaction is delayed beyond February 28, 2006.

Adverse publicity and the stigma of the Chapter 11 Cases generally may negatively impact our business, financial condition and results of operations.

        Adverse publicity and news coverage relating to the wrongful conduct of the Rigas Family, the criminal indictment of certain members of the Rigas Family, the guilty verdicts against John J. and Timothy J. Rigas and the other circumstances surrounding the Debtors' Chapter 11 filing as well as the pendency of the Chapter 11 Cases has negatively impacted our efforts to maintain our existing customer base, obtain new customers, maintain our relationships with vendors and retain employees, as well as reestablish and promote name recognition and a positive image. In addition, the effect, if any, that reorganization proceedings under Chapter 11 may have on our business, financial condition and results of operations cannot be accurately predicted or quantified. If confirmation and consummation of a plan of reorganization do not occur expeditiously, the Chapter 11 Cases could further adversely affect our relationships with our customers, employees and vendors.

Allowance of claims may substantially dilute the recovery to holders of claims and equity interests under the Plan.

        As of the Bar Date, approximately 17,000 proofs of claim asserting approximately $3.2 trillion in claims were filed, and as of August 31, 2005, approximately 18,000 proofs of claim asserting approximately $3.8 trillion in claims were filed, in each case including duplicative claims but excluding any estimated amounts for unliquidated claims. The Debtors currently are in the process of reviewing, analyzing and reconciling the scheduled and filed claims and have filed several omnibus objections that address approximately of $3.7 trillion of such claims. Additional omnibus objections may be filed as the claims resolution process continues. Although certain claims addressed in such omnibus objections have been (i) disallowed and expunged, (ii) reduced and allowed or (iii) subordinated by orders of the Bankruptcy Court, the allowed amounts of such claims are not determinable at present, and the Debtors expect that the claims resolution process will take significant time to complete. The failure to obtain disallowance of a substantial majority of these proofs of claims would substantially dilute the recoveries to the Debtors' stakeholders.

Risk Factors Relating to Legal and Regulatory Matters

If court approval of the Government Settlement Agreements is overturned or vacated, we may not be able to consummate the Sale Transaction, may not obtain title to the Rigas Co-Borrowing Entities and may face other material adverse consequences.

        The Government Settlement Agreements were subject to the approval of, and have been approved by, the Bankruptcy Court. Our consent to the final judgment in the SEC Civil Action was subject to the approval of, and has been approved by, both the Bankruptcy Court and the District Court. Various parties have challenged and sought appellate review or reconsideration of the orders of the Bankruptcy Court and the District Court approving the Government Settlement Agreements. The order of the District Court approving our consent to the final judgment in the SEC Civil Action has not been appealed. Although appeals of the Bankruptcy Court's order remain pending, the appeals of the District Court's approval of the Government-Rigas Settlement Agreement and the creation of the Restitution Fund have been denied by the United States Court of Appeals for the Second Circuit (the "Second Circuit"). That denial is currently the subject of a pending request for full court review by the Second Circuit. If the Bankruptcy Court order is overturned or vacated, then the Government Settlement Agreements may not remain effective and the Company may face the risk of indictment by the U.S. Attorney, and the SEC's claim against us may be fixed by the District Court and allowed by the Bankruptcy Court, which could materially dilute the recoveries of other creditors. Moreover, in the absence of the Government Settlement Agreements, (i) the Company may not be able to obtain title to the Rigas Co-Borrowing Entities forfeited by the Rigas Family to the United States and (ii) the closing of the Sale Transaction may not occur because satisfactory settlement of the claims and causes of actions brought by the SEC and the investigation by the DoJ is a condition to the closing of the Sale Transaction.

Even if the Government Settlement Agreements are effective, we may not be able to obtain title to the Managed Cable Entities.

        For us to obtain title to the Managed Cable Entities (other than Coudersport and Bucktail) pursuant to the Non-Prosecution Agreement, the United States must first obtain title to such Managed Cable Entities free and clear of liens, claims, encumbrances or adverse interests of third parties and then convey title to such Managed Cable Entities to us.

        Pursuant to the Government-Rigas Settlement Agreement and the Non-Prosecution Agreement, the Company expects to obtain ownership of all of the Managed Cable Entities (other than Coudersport and Bucktail, two small cable systems with approximately 5,000 subscribers in July 2005); accordingly, the Company expects to be able to transfer to TW NY and Comcast the assets of such Managed Cable Entities as part of the Sale Transaction. Although we believe that title to such Managed Cable Entities will be conveyed to us, there can be no assurance that the U.S. Attorney will be able to obtain and to convey title to such Managed Cable Entities to us free and clear of liens, claims, encumbrances or adverse interests of third parties. Under the terms of the Purchase Agreements, if we are unable to transfer all of the assets of the Managed Cable Entities to Comcast and TW NY at the closing of the Sale Transaction, the initial purchase price payable by Comcast and

TW NY would be reduced by an aggregate amount of up to $600 million and $390 million, respectively, but would become payable to the extent such assets are transferred to TW NY and Comcast within 15 months of the closing. Adelphia believes that the failure to transfer the assets of Coudersport and Bucktail to TW NY and Comcast will result in an aggregate purchase price reduction of approximately $23 million, reflecting a reduction to the purchase price payable by TW NY of approximately $15 million and by Comcast of approximately $8 million.

We may not be able to make the payments required under the Non-Prosecution Agreement if the Plan is not effective by October 15, 2006.

        Unless extended on consent of the U.S. Government, which consent may not be unreasonably withheld, we are required to contribute $715 million in value to a fund to be established and administered by the United States Attorney General and the SEC for the benefit of investors harmed by the activities of Rigas Management (the "Restitution Fund") called for by the Non-Prosecution Agreement by October 15, 2006. If the Plan is not consummated by October 15, 2006, we may not be able to make the payments to the Restitution Fund required under the Non-Prosecution Agreement. If title to the Rigas Co-Borrowing Entities (other than Coudersport and Bucktail) is conveyed to us, our failure to make the payments required under the Non-Prosecution Agreement in a timely fashion may constitute a material breach of the Non-Prosecution Agreement and the final judgment in the SEC Civil Action. Under such circumstances, among other things, (i) we may still face the risk of indictment by the U.S. Attorney, (ii) the SEC's claim against us may be fixed by the District Court and allowed by the Bankruptcy Court, which could materially dilute the recoveries of other creditors and (iii) we may not be able to retain title to such Rigas Co-Borrowing Entities that we expect to be conveyed to us (subject to completion of forfeiture proceedings before a federal judge to determine if there are any superior claims).

There is uncertainty regarding the amount of our tax attributes and our potential tax liabilities.

        As a result of the fraud and other alleged improper acts committed by Rigas Management (as explained in greater detail herein in Item 1, "Business—Certain Business and Other Developments Relating to the Chapter 11 Cases—Certain Events Leading to the Installation of Interim Management and Commencement of the Chapter 11 Cases in 2002"), we restated or revised our financial statements for the years 1999-2003. Because our income and franchise tax returns for those periods were based on the historical financial statements that have been restated or revised, we currently intend to file amended federal, state and local income and franchise tax returns for at least some of these periods and for 2004 to conform to the restated or revised financial statements. This will entail the preparation and filing of over 3,600 federal, state and local income and franchise tax returns. Although we have begun the process of preparing these amended returns, this undertaking will take many months to complete. We expect that the amendment of these income tax and franchise tax returns will result in substantial changes to the amount and location of our tax attributes (such as asset tax basis and net operating loss carryovers) for federal, state and local income and franchise tax purposes. It is possible that the amended tax returns will reflect additional federal, state and local income tax and franchise tax liabilities for these periods that were not reflected on the original returns and that will become payable.

        In addition, there is currently uncertainty related to our tax attributes and historical tax liability. We recorded reserves to reflect this uncertainty; however, our ultimate tax liability for these periods may exceed such reserves by a material amount. In light of this uncertainty, we expect to reserve a portion of proceeds from the Sale Transaction to fund these and other contingent liabilities.

The tax consequences of our settlements with the U.S. Attorney and the SEC, and our acquisition of the Rigas Co-Borrowing Entities (other than Coudersport and Bucktail) and subsequent sale of the assets of those entities, are uncertain.

        The proper characterization for federal, state and local income and franchise tax purposes of our settlements with the U.S. Attorney and the SEC, and our acquisition of the Rigas Co-Borrowing Entities (other than Coudersport and Bucktail) and subsequent sale of the assets of those entities, is uncertain. Accordingly, the amount of income, gain, loss or deduction resulting from these various transactions is not known with certainty. It is possible that the acquisition of such Rigas Co-Borrowing Entities or their assets, and the subsequent sale of the assets of those entities, may result in income and franchise tax liability to us, which could be material. We expect to reserve a portion of the proceeds from the Sale Transaction to fund this potential liability.

Adelphia is unable to produce audited financial statements for certain of its subsidiaries, and, therefore, such subsidiaries are not complying and will not be able to comply with applicable law.

        Because of record keeping and financial reporting practices employed during the tenure of Rigas Management, we cannot obtain the data required to produce reliable financial statements for certain of Adelphia's subsidiaries that are reporting companies under the Exchange Act due to issues associated with intercompany transfers of assets during the tenure of Rigas Management. As a result, certain of Adelphia's subsidiaries are not complying and will not be able to comply with the rules and regulations of the Exchange Act. Failure by these subsidiaries to comply with the Exchange Act could subject them to civil and criminal penalties. In addition, the inability to produce such financial statements may increase the likelihood of substantive consolidation of our Chapter 11 Cases, which could materially adversely alter the recovery to creditors of certain of our subsidiaries from the recovery contemplated by the Plan.

We are not in compliance with the Exchange Act.

        We are not current in our periodic reporting obligations under the Exchange Act. Failure to comply with the Exchange Act affects the ability of our securityholders to utilize the safe harbor provided by Rule 144 under the Securities Act and lengthens the period of time we are precluded from using a short-form registration statement (which permits quicker access to the capital markets), and could subject us to civil and criminal penalties.

Risk Factors Relating to Our Business

We must continue to comply with the financial and operational covenants in the Second Extended DIP Facility.

        We must continue to comply with the covenants specified in the Second Extended DIP Facility in order to maintain access to Second Extended DIP Facility funds. Complying with such covenants may impede the Debtors' ability to operate their business but failing to comply would constitute a default under the Second Extended DIP Facility and could have a material adverse effect on the Debtors.

Our basic cable subscribers have declined in recent years, and such decline is continuing.

        Excluding the subscribers of the Rigas Co-Borrowing Entities, we lost approximately 244,000 basic cable subscribers in 2004, and we expect subscriber losses to continue in 2005. This decline was driven primarily by competitive pressures from DBS providers, brand impairment as a result of the bankruptcy proceedings and the actions of Rigas Management and the implementation of new packaging with increased pricing. In addition, seasonality issues (college communities, warm/cold weather community migrations) can increase churn and subscriber loss. Also, a significant portion of our subscribers on promotions disconnect their service when the promotion expires. Increases in churn result in higher operating costs through increased service calls, higher customer call volume and added marketing expense. If our subscriber losses are significantly greater than our projections, the loss of such subscribers may result in a material adverse effect on our financial condition and results of operations.

        In addition, subscriber loss above specified projected levels would result in a reduction in the purchase price payable in the Sale Transaction by Comcast and/or TW NY and subscriber loss above a specified level greater than our projected levels could result in the termination of the Sale Transaction.

Our average revenue per unit lags behind industry averages, and we may not be able to narrow the difference.

        Although our average revenue per unit ("ARPU") increased approximately 15% in fiscal year 2004 over our ARPU in fiscal year 2003, we believe that as of December 31, 2004, our ARPU was below the industry average. Future ARPU growth depends upon several factors, including basic video price increases and continued growth in HSI subscribers at historic pricing levels. Competitive pressures, principally from DBS and DSL providers, may limit our ability to increase or maintain video and HSI prices and may cause us to match greater promotional offerings from other video and HSI service providers. As a result of these competitive pressures, our ARPU increases may not continue, and we may not be able to achieve ARPU levels obtained by other major cable companies.

Increases in ARPU may not result in improvement to our financial condition and results of operations.

        Although we have made progress in increasing overall ARPU in 2004, due to increased expenses necessary to improve the performance of our cable operations, these ARPU increases have not resulted in equivalent improvements in our financial condition and results of operations. While we believe that these near term investments in operations will, over time, result in more efficient operations and improved customer service, subsequent improvements in ARPU may not result in corresponding improvements in our financial condition and results of operations.

Our business is subject to extensive governmental legislation and regulation, which could have a material adverse effect on our business by increasing our expenses or limiting our operational flexibility.

        Various laws and regulations affect our business. Increased regulation or changes in existing regulation may require us to change our business practices and may increase the costs of providing services to our customers, which could have a material adverse effect on our financial condition and results of operations. See Item 1, "Business—Regulation and Legislation." The key regulatory risks currently facing us are set forth below:

  •
  Pricing. The Communications Act and the FCC's regulations and policies limit the prices that cable systems may charge for basic service and equipment in communities that are not subject to effective competition, as defined by federal law. Some parties have proposed imposing new regulations on the pricing and packaging of cable services. The FCC has certain cable pricing matters under review. We cannot now predict the outcome of these pricing-related initiatives.

  •
  Must-Carry. Cable companies are currently subject to a requirement that they carry, without compensation, the programming transmitted by most commercial and non-commercial local television stations that have not elected retransmission consent. In February 2005, the FCC decided not to expand these must-carry obligations as broadcasters transition from analog to digital transmission technologies. Specifically, the FCC decided not to require cable operators to carry both broadcasters' analog and digital signals during the transition or broadcasters' digital multicast services during or after the transition. Various parties are seeking to reverse the FCC's decision at the FCC, in federal court, and in Congress. We cannot predict at this time whether these challenges to the FCC's decision will succeed and, if they do succeed, how they might affect our operations. We also cannot predict whether any party will take any additional actions regarding the FCC's decision or, if parties do take additional actions, how such actions might affect our operations.

  •
  HSI. The FCC has classified high-speed cable Internet service as an "interstate information service," which has historically meant that fewer regulations apply to the provision of this service. The FCC's classification was recently upheld by the U.S. Supreme Court. The FCC is currently considering whether to impose any federal regulations on high-speed cable Internet service, such as rules relating to customer service, and whether to permit LFAs to impose fees or other requirements on such service. We cannot predict the outcome of these FCC deliberations or how such outcome might affect our operations.

  •
  VoIP. There is considerable uncertainty surrounding the regulatory treatment of VoIP service at the federal and state levels, and regulatory and related judicial proceedings on the issue may ultimately affect our VoIP plans. The FCC has initiated a rulemaking to consider regulatory issues related to VoIP, and decisions by the FCC and the courts may affect our VoIP plans. Congress is also considering legislation regarding the regulatory treatment of VoIP and other IP-enabled services. We cannot predict whether Congress will adopt such legislation or, if so, how it would affect our operations.

        Cable operators are also subject to other requirements covering a variety of operational areas, such as technical standards and customer service requirements. In addition, many aspects of these regulations currently are the subject of judicial proceedings and administrative or legislative proposals. There also are ongoing efforts to amend or expand the state and local regulation of some cable systems, which may compound the regulatory risks we already face. We cannot predict whether in response to these efforts any of the states or localities in which we now operate will expand the regulation of our cable systems in the future or how they will do so.

        In addition, we are required to obtain federal, state and local licenses and other authorizations in connection with our offering of communications services. We may not be able to obtain these licenses and authorizations in a timely manner, or at all, and conditions that are unfavorable to us could be imposed upon these licenses or authorizations. We are subject to risks associated with the regulation of our communications services by the FCC and state and/or local authorities. Furthermore, telecommunications companies generally are subject to significant regulation as well as higher fees for pole attachments. The FCC has not determined whether or to what extent these higher fees would apply to us in connection with our VoIP service. An adverse resolution of this issue could have a material adverse effect on our financial condition and results of operations.

We may not be able to pass increases in our programming costs on to our customers, which could have a material adverse effect on our financial condition and results of operations.

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

Competition from programming distributors and other communications providers could adversely affect the future results of our operations.

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

        We have a number of franchises that are nearing expiration or have already expired. Although the majority of such franchises are entitled to the 1984 Cable Act formal renewal procedures and protections and we will pursue such renewal procedures, a number of such franchises are not entitled to 1984 Cable Act formal renewal procedures. As of December 31, 2004, we had approximately 165 franchises, representing approximately 667,000 basic cable subscribers, that have expired, but for which notice of renewal was timely provided to the franchising authority and for which we intend to pursue the renewal protections and procedures of the 1984 Cable Act. However, notice of renewal under the 1984 Cable Act was not timely provided for: (i) approximately 36 franchises, representing approximately 42,000 subscribers, that had expired; and (ii) approximately 69 franchises, representing approximately 125,000 subscribers, that had less than 30 months until expiration and, therefore, were deemed not timely filed under the 1984 Cable Act. If a franchise is terminated or is not renewed, it could have a material adverse effect on our business in the affected market, and if multiple franchises are terminated or not renewed, this could have a material adverse effect on our financial condition and results of operations.

We operate cable systems under franchises that are nonexclusive, which could lead to additional franchised competitors operating in areas where we hold franchises, reducing the potential profitability of those markets.

        Our cable systems are operated under non-exclusive franchises granted by LFAs. Consequently, these LFAs can grant additional franchises to competitors in the same geographic area. As a result, competitors, including the local telephone company, may build systems in areas in which we may hold franchises. In some cases municipal utilities may legally compete with us without obtaining a franchise from the relevant LFA. The Texas legislature recently adopted legislation that, if enacted, will provide state-wide franchises for new video service providers on terms less burdensome than our existing local franchise requirements, and other states are considering similar legislation. These overbuilds could have a material adverse effect on our business in the affected market.

LFAs have the ability to impose additional regulatory constraints on our business, which can further increase our expenses.

        In addition to the relevant franchise agreements, cable authorities in some jurisdictions have adopted cable regulatory ordinances that further regulate the operation of cable systems. These additional regulations have the effect of increasing our expenses in operating our business. LFAs may impose new and more restrictive requirements on us. In addition, certain of our LFAs have certified with the FCC to regulate our basic service and equipment rates and have the ability to reduce certain rates and order refunds of basic service and associated equipment rates paid in prior periods based on a review and application of applicable FCC rules and guidelines. It is possible that franchising authorities will challenge our past and current rate filings in the future based on allegations of earlier financial misreporting or otherwise.

We have substantial capital requirements, and the failure to obtain necessary financing would have a material adverse effect on us.

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

        Our strategy and business plan will continue to require substantial financing, which we may not be able to obtain on favorable terms, or at all. The actual amount of funds necessary to implement our strategy and business plan may materially exceed management's current estimates. In addition, our ability to obtain financing may be adversely affected due to our history of net losses, our current non-compliant status under the Exchange Act reporting requirements and the effects of our bankruptcy case. A failure to obtain necessary financing would result in the delay, modification or abandonment of our development and expansion plans and would have a material adverse effect on us.

We are defendants in significant pending litigation.

        We are defendants in certain significant litigation, described in more detail in Item 3, "Legal Proceedings." If any of these proceedings is decided against us, we could be subject to substantial damages, other penalties or non-monetary remedies. These penalties and other effects of litigation, including the significant legal fees and expenses we are incurring and will continue to incur, could have a material adverse effect on our financial condition and results of operations. In addition, our participation in such proceedings require the use of a significant amount of management resources, which is likely to continue as we seek to resolve these matters. The failure to quickly resolve such litigation could have a significant adverse impact on the availability of our management resources.

We may not be able to keep pace with technological developments or customers' demand for advanced services.

        We may not be able to keep pace with technological developments and may not be able to successfully anticipate the demand of customers for services requiring new technology. This type of rapid technological change could have a material adverse effect on our business. For example, our cable business may be adversely affected by competition from alternate technologies for delivering video, data and voice services, such as new and emerging wireless and IP-based distribution platforms. Our inability to upgrade, maintain and expand our systems and provide advanced services in a timely manner or to anticipate the demands of the marketplace could have a material adverse effect on our ability to compete effectively. Likewise, our business may be adversely affected if new equipment, such as digital set-top boxes or DVRs, or new services, such as digital cable, HSI service or VOD, fail to appeal to enough consumers, are unavailable at prices consumers are willing to pay, do not function as expected, or are not delivered in a timely fashion. Finally, while we believe that providing bundled service offerings will be increasingly important as new services are provided, we currently have limited ability to provide unified customer care and billing. Consequently, our financial condition and results of operations could be materially adversely affected.

The failure to develop future business opportunities may have a material adverse effect on our growth potential.

        We are pursuing a number of new growth opportunities beyond our core video service and HSI service, such as VOD and VoIP. The ability to deploy and deliver these services depends in certain instances on new and unproven technology. Our existing technology may not perform as expected, and we may not be able to successfully develop new technology to effectively and economically deliver these services. In addition, these opportunities require substantial capital outlays and network capacity availability to deploy on a large scale. This capital or capacity may not be available to support these services. In particular, the introduction of telephony service requires substantial expansion in billing and customer care service, which we may not be able to provide or which may prove more costly than currently anticipated.

        Furthermore, these services may not be widely introduced and fully implemented in a timely fashion or at all. These services may not be successful when they are in place, and customers may not purchase the services offered. The failure to successfully implement these services or to prevent the costs associated with implementation and completion of the roll-out of these services from materially exceeding those currently estimated could have a material adverse effect on our financial condition and results of operations.

We are exposed to physical and economic events outside of our control that affect the regions which we serve.

        Our financial condition and results of operations can be adversely affected by physical and economic events outside of our control that affect the regions that we serve. For example, the multiple hurricanes that made landfall in or near our geographic cluster in Palm Beach, Florida in 2004 damaged our equipment located in this area and, although not material, had a negative impact on our results of operations. Similar events beyond our control may result in a material adverse effect on our financial condition and results of operations in the future.

SEGMENT OPERATIONS AND CERTAIN FINANCIAL INFORMATION

        Certain information concerning our segments is included in Note 16, "Segments," to the accompanying consolidated financial statements. We do not have significant operations in foreign countries.

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

ITEM 3.    LEGAL PROCEEDINGS

BANKRUPTCY PROCEEDINGS

        On June 25, 2002, Adelphia and substantially all of its wholly owned, domestic subsidiaries filed voluntary petitions to reorganize under Chapter 11 in the Bankruptcy Court. Previously, on June 10, 2002, Century filed a voluntary petition to reorganize under Chapter 11. These cases are being jointly administered under the caption "In re: Adelphia Communications Corporation, et al., Case No. 02-41729." We are currently operating as debtors in possession.

        Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most other pending litigation, are stayed and other contractual obligations against the Company generally may not be enforced. Absent an order of the Bankruptcy Court, substantially all pre-petition contractual liabilities can only be settled under a plan of reorganization, which must be voted upon by holders of claims and equity interests and approved by the Bankruptcy Court.

        The Company cannot predict the outcome of these legal proceedings or estimate the possible effects on the financial condition or results of operations of the Company.

SEC CIVIL ACTION AND DOJ INVESTIGATION

        On July 24, 2002, the SEC filed a civil enforcement action (the "SEC Civil Action") against Adelphia, certain members of the Rigas Family and others, alleging various securities fraud and improper books and records claims arising out of actions allegedly taken or directed by certain members of Rigas Management (none of whom remain with the Company).

        On December 3, 2003, the SEC filed a proof of claim in the Chapter 11 Cases against Adelphia for, among other things, penalties, disgorgement and prejudgment interest in an unspecified amount. The staff of the SEC told our advisors that its asserted claims for disgorgement and civil penalties under various legal theories could amount to billions of dollars. On July 14, 2004, the Creditors' Committee initiated an adversary proceeding seeking, in effect, to subordinate the SEC's claims based on the SEC Civil Action.

        On April 25, 2005, after extensive negotiations with the SEC and the U.S. Attorney, the Company entered into the Non-Prosecution Agreement, pursuant to which the Company agreed, among other things: (i) to contribute $715 million in value to the Restitution Fund; (ii) to continue to cooperate with the U.S. Attorney until the later of April 25, 2007, or the date upon which all prosecutions arising out of the conduct described in the Rigas Criminal Action and SEC Civil Action are final; and (iii) not to assert claims against the Rigas Family except for John J. Rigas, Timothy J. Rigas and Michael J. Rigas (together, the "Excluded Parties"), provided that Michael J. Rigas will cease to be an Excluded Party if all currently pending criminal proceedings against him are resolved without a felony conviction on a charge involving fraud or false statements (other than false statements to the U.S. Attorney or the SEC).

        The Company's contribution to the Restitution Fund will consist of stock, future proceeds of litigation and, assuming consummation of the Sale Transaction (or another sale generating cash of at least $10 billion), cash. In the event of a sale generating both stock and at least $10 billion in cash, as contemplated in the Sale Transaction, the components of the Company's contribution to the Restitution Fund will consist of $600 million in cash and stock (with at least $200 million in cash) and 50% of the first $230 million of future proceeds, if any, from certain litigation against third parties who injured the Company. If, however, the Sale Transaction (or another sale) is not consummated and instead the Company emerges from bankruptcy as an independent entity, the $600 million payment by the Company will consist entirely of stock in the reorganized Adelphia. Unless extended on consent of the U.S. Attorney and the SEC, which consent may not be unreasonably withheld, the Company must make these payments on or before the earlier of: (i) October 15, 2006; (ii) 120 days after confirmation of a stand-alone plan of reorganization; or (iii) seven days after the first distribution of stock or cash to creditors under any plan of reorganization. We recorded charges of $425 million and $175 million during 2004 and 2002, respectively, related to the Non-Prosecution Agreement.

        The U.S. Attorney agreed (i) not to prosecute Adelphia or specified subsidiaries of Adelphia for any conduct (other than criminal tax violations) related to the Rigas Criminal Action or the allegations contained in the SEC Civil Action, (ii) not to use information obtained through the Company's cooperation with the U.S. Attorney to criminally prosecute the Company for tax violations and (iii) to convey to the Company all of the Rigas Co-Borrowing Entities forfeited by the Rigas Family and the Rigas Family Entities, certain specified real estate forfeited by the Rigas Family and any securities of the Company that were directly or indirectly owned by the Rigas Family prior to forfeiture. The U.S. Attorney agreed with the Rigas Family not to require forfeiture of Coudersport and Bucktail (which together served approximately 5,000 subscribers in July 2005). A condition precedent to the Company's obligation to make the contribution to the Restitution Fund described in the preceding paragraph is the Company's receipt of title to the Rigas Co-Borrowing Entities, certain specified real estate and any securities forfeited by the Rigas Family and Rigas Family Entities, free and clear of all liens, claims, encumbrances or adverse interests. The forfeited Rigas Co-Borrowing Entities anticipated to be conveyed to the Company represent the overwhelming majority of the Rigas Co-Borrowing Entities' subscribers and value.

        Also on April 25, 2005, the Company consented to the entry of a final judgment in the SEC Civil Action resolving the SEC's claims against the Company. Pursuant to this agreement, the Company will be permanently enjoined from violating various provisions of the federal securities laws, and the SEC has agreed that if the Company makes the $715 million contribution to the Restitution Fund, then the Company will not be required to pay disgorgement or a civil monetary penalty to satisfy the SEC's claims.

        Pursuant to letter agreements with TW NY and Comcast, the U.S. Attorney has agreed, notwithstanding any failure by the Company to comply with the Non-Prosecution Agreement, that it will not criminally prosecute any of the joint venture entities or their subsidiaries purchased from the Company by TW NY or Comcast pursuant to the Purchase Agreements. Under such letter agreements, each of TW NY and Comcast have agreed that following the closing the Sale Transaction, they will cooperate with the relevant governmental authorities' requests for information about the Company's operations, finances and corporate governance between 1997 and confirmation of the Plan. The sole and exclusive remedy against TW NY or Comcast for breach of any obligation in the letter agreements is a civil action for breach of contract seeking specific performance of such obligations. In addition, TW NY and Comcast entered into letter agreements with the SEC agreeing that upon and after the closing of the Sale Transaction, TW NY, Comcast and their respective affiliates (including the joint venture entities transferred pursuant to the Purchase Agreements) will not be subject to, or have any obligation under, the final judgment consented to by the Company in the SEC Civil Action.

        The Non-Prosecution Agreement was subject to the approval of, and has been approved by, the Bankruptcy Court. Adelphia's consent to the final judgment in the SEC Civil Action was subject to the approval of, and has been approved by, both the Bankruptcy Court and the District Court. Various parties have challenged and sought appellate review or reconsideration of the orders of the Bankruptcy Court and the District Court approving these settlements. The order of the District Court approving Adelphia's consent to the final judgment in the SEC Civil Action has not been appealed. Although appeals of the Bankruptcy Court's order are still pending, the appeals of the District Court's approval of the Government-Rigas Settlement Agreement and the creation of the Restitution Fund have been denied by the Second Circuit. That denial is currently the subject of a pending request for full court review by the Second Circuit.

ADELPHIA'S LAWSUIT AGAINST THE RIGAS FAMILY

        On July 24, 2002, Adelphia filed a complaint in the Bankruptcy Court against John J. Rigas, Michael J. Rigas, Timothy J. Rigas, James P. Rigas, James Brown, Michael C. Mulcahey, Peter L. Venetis, Doris Rigas, Ellen Rigas Venetis and the Rigas Family Entities (the "Rigas Civil Action"). This action generally alleged the defendants misappropriated billions of dollars from the Company in breach of their fiduciary duties to Adelphia. On November 15, 2002, Adelphia filed an amended complaint against the defendants that expanded upon the facts alleged in the original complaint and alleged violations of the Racketeering Influenced and Corrupt Organizations ("RICO") Act, breach of fiduciary duty, securities fraud, fraudulent concealment, fraudulent misrepresentation, conversion, waste of corporate assets, breach of contract, unjust enrichment, fraudulent conveyance, constructive trust, inducing breach of fiduciary duty, and a request for an accounting (the "Amended Complaint"). The Amended Complaint sought relief in the form of, among other things, treble and punitive damages, disgorgement of monies and securities obtained as a consequence of the Rigas Family's improper conduct and attorneys' fees.

        On April 25, 2005, Adelphia and the Rigas Family entered into the Adelphia-Rigas Settlement Agreement, pursuant to which Adelphia agreed, among other things: (i) to pay $11.5 million to a legal defense fund for the benefit of the Rigas Family; (ii) to provide management services to Coudersport and Bucktail for an interim period through and including December 31, 2005 ("Interim Management Services"); (iii) to indemnify Coudersport and Bucktail, and the Rigas Family's (other than the Excluded Parties') interest therein, against claims asserted by the lenders under the Co-Borrowing Facilities with respect to such indebtedness up to the fair market value of those entities (without regard to their obligations with respect to such indebtedness); (iv) to provide certain members of the Rigas Family with certain indemnities, reimbursements or other protections in connection with certain third party claims arising out of Company litigation, and in connection with claims against certain members of the Rigas Family by any of the Tele-Media Ventures or Century/ML Cable; and (v) within 10 business days of the date on which the consent order of forfeiture is entered, dismiss the Rigas Civil Action, except for claims against the Excluded Parties. The Rigas Family agreed: (i) to make certain tax elections, under certain circumstances, with respect to the Rigas Co-Borrowing Entities (other than Coudersport and Bucktail); (ii) to pay Adelphia five percent of the gross operating revenue of

Coudersport and Bucktail for the Interim Management Services; and (iii) to offer employment to certain Coudersport and Bucktail employees on terms and conditions that, in the aggregate, are no less favorable to such employees (other than any employees who were expressly excluded by written notice to Adelphia received by July 1, 2005) than their terms of employment with the Company.

        Pursuant to the Adelphia-Rigas Settlement Agreement, on June 21, 2005, the Company filed a dismissal with prejudice of all claims in this action except against the Excluded Parties.

        This settlement was subject to the approval of, and has been approved by, the Bankruptcy Court. Various parties have challenged and sought appellate review or reconsideration of the order of the Bankruptcy Court approving this settlement. The appeals of the Bankruptcy Court's approval remain pending.

        In connection with the Adelphia-Rigas Settlement Agreement, we agreed to pay the Rigas Family an additional $11.5 million for legal defense costs, which was paid and expensed by us in June 2005. The Adelphia-Rigas Settlement Agreement releases the Company from further obligation to provide funding for legal defense costs for the Rigas Family.

RIGAS CRIMINAL ACTION

        In connection with an investigation conducted by the DoJ, on July 24, 2002, certain members of the Rigas Family and certain alleged co-conspirators were arrested, and on September 23, 2002, were indicted by a grand jury on charges including fraud, securities fraud, bank fraud and conspiracy to commit fraud. On November 14, 2002, one of the Rigas Family's alleged co-conspirators, James Brown, pleaded guilty to one count each of conspiracy, securities fraud and bank fraud. On January 10, 2003, another of the Rigas Family's alleged co-conspirators, Timothy Werth, who had not been arrested with the others on July 24, 2002, pleaded guilty to one count each of securities fraud, conspiracy to commit securities fraud, wire fraud and bank fraud. The trial in the Rigas Criminal Action began on February 23, 2004 in the District Court. On July 8, 2004, the jury returned a partial verdict in the Rigas Criminal Action. John J. Rigas and Timothy J. Rigas were each found guilty of conspiracy (one count), bank fraud (two counts), and securities fraud (15 counts) and not guilty of wire fraud (five counts). Michael J. Mulcahey was acquitted of all 23 counts against him. The jury found Michael J. Rigas not guilty of conspiracy and wire fraud but remained undecided on the securities fraud and bank fraud charges against him. On July 9, 2004, the court declared a mistrial on the remaining charges against Michael J. Rigas after the jurors were unable to reach a verdict as to those charges. The bank fraud charges against Michael J. Rigas have since been dismissed with prejudice. The District Court has set January 9, 2006 as the date for the retrial of Michael J. Rigas on the securities fraud charges. On March 17, 2005, the District Court denied the motion of John J. Rigas and Timothy J. Rigas for a new trial. On June 20, 2005, John J. Rigas and Timothy J. Rigas were convicted and sentenced to 15 years and 20 years in prison, respectively. John J. Rigas and Timothy J. Rigas have appealed their convictions and sentences and remain free on bail pending resolution of their appeals.

        The indictment against the Rigas Family included a request for entry of a money judgment in an amount exceeding $2.5 billion and for entry of an order of forfeiture of all interests of the convicted Rigas defendants in the Rigas Family Entities. On December 10, 2004, the DoJ filed an application for a preliminary order of forfeiture finding John J. Rigas and Timothy J. Rigas jointly and severally liable for personal money judgments in the amount of $2.533 billion.

        On April 25, 2005, the Rigas Family and the U.S. Attorney entered into the Government-Rigas Settlement Agreement, pursuant to which the Rigas Family agreed to forfeit: (i) all of the Rigas Co-Borrowing Entities with the exception of Coudersport and Bucktail; (ii) certain specified real estate; and (iii) all securities in the Company directly or indirectly owned by the Rigas Family. The U.S. Attorney agreed: (i) not to seek additional monetary penalties from the Rigas Family, including the request for a money judgment as noted above; (ii) from the proceeds of certain assets forfeited by the

Rigas Family, to establish the Restitution Fund for the purpose of providing restitution to holders of the Company's publicly traded securities; and (iii) to inform the District Court of this agreement at the sentencing of John J. Rigas and Timothy J. Rigas.

        Pursuant to the Forfeiture Order, all right, title and interest of the Rigas Family and the Rigas Family Entities in the Rigas Co-Borrowing Entities (other than Coudersport and Bucktail), certain specified real estate and any securities of the Company were forfeited to the United States on June 8, 2005, and such assets and securities are expected to be conveyed (subject to completion of forfeiture proceedings before a federal judge to determine if there are any superior claims) to the Company pursuant to the Non-Prosecution Agreement. On August 19, 2005, the Company filed a petition with the District Court seeking an order conveying title to these assets and securities to the Company. A status report from the government to the District Court regarding the forfeiture proceedings is due on November 4, 2005. To date, one other petition has been filed, asserting a claim against certain real property.

        The Company was not a defendant in the Rigas Criminal Action, but was under investigation by the DoJ regarding matters related to alleged wrongdoing by certain members of the Rigas Family. Upon approval of the Non-Prosecution Agreement, Adelphia and specified subsidiaries are no longer subject to criminal prosecution (other than for criminal tax violations) by the U.S. Attorney for any conduct related to the Rigas Criminal Action or the allegations contained in the SEC Civil Action so long as the Company complies with its obligations under the Non-Prosecution Agreement.

SECURITIES AND DERIVATIVE LITIGATION

        Certain of the Debtors and certain former officers, directors and advisors have been named as defendants in a number of lawsuits alleging violations of federal and state securities laws and related claims. These actions generally allege that the defendants made materially misleading statements understating the Company's liabilities and exaggerating the Company's financial results in violation of securities laws.

        In particular, beginning on April 2, 2002, various groups of plaintiffs filed more than 30 class action complaints, purportedly on behalf of certain of the Company's shareholders and bondholders or classes thereof in federal court in Pennsylvania. Several non-class action lawsuits were brought on behalf of individuals or small groups of security holders in federal courts in Pennsylvania, New York, South Carolina and New Jersey, and in state courts in New York, Pennsylvania, California and Texas. Seven derivative suits were also filed in federal and state courts in Pennsylvania, and four derivative suits were filed in state court in Delaware. On May 6, 2002, a notice and proposed order of dismissal without prejudice was filed by the plaintiff in one of these four Delaware derivative actions. The remaining three Delaware derivative actions were consolidated on May 22, 2002. On February 10, 2004, the parties stipulated and agreed to the dismissal of these consolidated actions with prejudice.

        The complaints, which named as defendants the Company, certain former officers and directors of the Company, and, in some cases, the Company's former auditors, lawyers, as well as financial institutions who worked with the Company, generally allege that, among other improper statements and omissions, defendants misled investors regarding the Company's liabilities and earnings in the Company's public filings. The majority of these actions assert claims under Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5. Certain bondholder actions assert claims for violation of Section 11 and/or Section 12(a)(2) of the Securities Act. Certain of the state court actions allege various state law claims.

        On July 23, 2003, the Judicial Panel on Multidistrict Litigation issued an order transferring numerous civil actions to the District Court for consolidated or coordinated pre-trial proceedings (the "MDL Proceedings").

        On September 15, 2003, proposed lead plaintiffs and proposed co-lead counsel in the consolidated class action were appointed in the MDL Proceedings. On December 22, 2003, lead plaintiffs filed a consolidated class action complaint. Motions to dismiss have been filed by various defendants. On May 27, 2005 and August 16, 2005, the District Court granted in part and denied in part some of the pending motions and provided the plaintiffs a limited ability to replead the dismissed claims. As a result of the filing of the Chapter 11 Cases and the protections of the automatic stay, the Company is not named as a defendant in the amended complaint, but is a non-party. The consolidated class action complaint seeks monetary damages of an unspecified amount, rescission and reasonable costs and expenses and such other and future relief as the court may deem just and proper. The individual actions against the Company also seek damages of an unspecified amount.

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

ACQUISITION ACTIONS

        After the alleged misconduct of certain members of the Rigas Family was publicly disclosed, three actions were filed in May and June 2002 against the Company by former shareholders of companies that the Company acquired, in whole or in part, through stock transactions. These actions allege that the Company improperly induced these former shareholders to enter into these stock transactions through misrepresentations and omissions, and the plaintiffs seek monetary damages and equitable relief through rescission of the underlying acquisition transactions.

        Two of these proceedings have been filed with the American Arbitration Association alleging violations of federal and state securities laws, breaches of representations and warranties and fraud in the inducement. One of these proceedings seeks rescission, compensatory damages and pre-judgment relief, and the other seeks specific performance. The third action alleges fraud and seeks rescission, damages and attorneys' fees. This action was originally filed in a Colorado State Court, and subsequently was removed by the Company to the United States District Court for the District of Colorado. The Colorado State Court action was closed administratively on July 16, 2004, subject to reopening if and when the automatic bankruptcy stay is lifted or for other good cause shown. These actions have been stayed pursuant to the automatic stay provisions of section 362 of the Bankruptcy Code.

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

        The claims of the Equity Committee are based on shareholder rights that the Equity Committee asserts should be recognized even in bankruptcy, coupled with continuing claims, as of the filing of the lawsuit, of historical connections between the Board and the Rigas Family. Motions to dismiss filed by Adelphia and others are fully briefed in this action, but no argument date has been set. If this action survives these motions to dismiss, resolution of disputed fact issues will occur in two phases pursuant to a schedule set by the Bankruptcy Court. Determinations regarding fact questions relating to the conduct of the Rigas Family will not occur until, at a minimum, after the resolution of the Rigas Criminal Action.

        No pleadings have been filed in the adversary proceeding since September 2003.

        The Company cannot predict the outcome of these legal proceedings or estimate the possible effects on the financial condition or results of operations of the Company.

ML MEDIA LITIGATION

        Adelphia and ML Media have been involved in a longstanding dispute concerning Century/ML Cable's management, the buy/sell rights of ML Media and various other matters.

        In March 2000, ML Media brought suit against Century, Adelphia and Arahova, a direct subsidiary of Adelphia and Century's immediate parent, in the Supreme Court of the State of New York, seeking, among other things: (i) the dissolution of Century/ML Cable and the appointment of a receiver to sell Century/ML Cable's assets; (ii) if no receiver was appointed, an order authorizing ML Media to conduct an auction for the sale of Century/ML Cable's assets to an unrelated third party and enjoining Adelphia from interfering with or participating in that process; (iii) an order directing the defendants to comply with the Century/ML Cable joint venture agreement with respect to provisions relating to governance matters and the budget process; and (iv) compensatory and punitive damages. The parties negotiated a consent order that imposed various consultative and reporting requirements on Adelphia and Century as well as restrictions on Century's ability to make capital expenditures without ML Media's approval. Adelphia and Century were held in contempt of that order in early 2001.

        In connection with the December 13, 2001 settlement of the above dispute, Adelphia, Century/ML Cable, ML Media and Highland entered into a Leveraged Recapitalization Agreement (the "Recap Agreement"), pursuant to which Century/ML Cable agreed to redeem ML Media's 50% interest in Century/ML Cable (the "Century/ML Redemption") on or before September 30, 2002 for a purchase price between $275 million and $279.8 million depending on the timing of the Century/ML Redemption, plus interest. Among other things, the Recap Agreement provided that (i) Highland would arrange debt financing for the Century/ML Redemption, (ii) Highland, Adelphia and Century would jointly and severally guarantee debt service on debt financing for the Century/ML Redemption on and after the closing of the Century/ML Redemption and (iii) Highland and Century would own 60% and 40% interests, respectively, in the recapitalized Century/ML Cable. Under the terms of the Recap Agreement, Century's 50% interest in Century/ML Cable was pledged to ML Media as collateral for the Company's obligations.

        On September 30, 2002, Century/ML Cable filed a voluntary petition to reorganize under Chapter 11 in the Bankruptcy Court. Century/ML Cable is operating its business as a debtor-in-possession.

        By an order of the Bankruptcy Court dated September 17, 2003, Adelphia and Century rejected the Recap Agreement, effective as of such date. If the Recap Agreement is enforceable, the effect of the rejection of the Recap Agreement is the same as a pre-petition breach of the Recap Agreement. Therefore, Adelphia and Century are potentially exposed to "rejection damages," which may include the revival of ML Media's claims under the state court actions described above.

        Adelphia, Century, Highland, Century/ML Cable and ML Media are engaged in litigation regarding the enforceability of the Recap Agreement. On April 15, 2004, the Bankruptcy Court indicated that it would dismiss all counts of Adelphia's challenge to the enforceability of the Recap Agreement except for its allegation that ML Media aided and abetted a breach of fiduciary duty in connection with the execution of the Recap Agreement. The Bankruptcy Court also indicated that it would allow Century/ML Cable's action to avoid the Recap Agreement as a fraudulent conveyance to proceed.

        ML Media has alleged that it is entitled to elect a recovery of either (i) $279.8 million plus costs and interest in exchange for its interest in Century/ML Cable or (ii) up to the difference between $279.8 million and the fair market value of its interest in Century/ML Cable plus costs, interest and revival of the state court claims described above. Adelphia, Century and Century/ML Cable have disputed ML Media's claims, and the Plan contemplates that ML Media will receive no distribution until such dispute is resolved.

        On June 3, 2005, Century and ML Media entered into the IAA to sell their interests in Century/ML Cable for $520 million (subject to certain potential purchase price adjustments as defined in the IAA) to San Juan Cable. Consummation of the sale is subject to approval by the Bankruptcy Court in Century/ML Cable's separate Chapter 11 case, confirmation of a plan of reorganization of Century/ML Cable, the receipt of financing by the buyers and other customary conditions, many of which are outside the control of Century/ML Cable, Century and ML Media. There can be no assurance whether or when such conditions will be satisfied. The sale of Century/ML Cable will not resolve the pending litigation among Adelphia, Century, Highland, Century/ML Cable and ML Media.

        On August 9, 2005, Century/ML Cable filed its Century/ML Plan and Century/ML Disclosure Statement with the Bankruptcy Court. By order dated August 18, 2005, the Bankruptcy Court approved the Century/ML Disclosure Statement. On September 7, 2005, the Bankruptcy Court confirmed the Century/ML Plan. The Century/ML Plan is designed to satisfy the conditions of the IAA with San Juan Cable and provides that all third-party claims will either be paid in full or assumed by San Juan Cable under the terms set forth in the IAA. Consummation of the Century/ML Plan is subject to certain conditions, including the concurrent sale of the interests in Century/ML Cable pursuant to the IAA. There can be no assurance whether or when such conditions will be satisfied. The Century/ML Plan, if consummated, will not resolve the pending litigation among Adelphia, Century, Highland, Century/ML Cable and ML Media.

        The Company cannot predict the outcome of these legal proceedings or estimate the possible effects on the financial condition or results of operations of the Company.

THE X CLAUSE LITIGATION

        On December 29, 2003, the Ad Hoc Committee of holders of Adelphia's 6% and 3.25% subordinated notes (collectively, the "Subordinated Notes"), together with the Bank of New York, the indenture trustee for the Subordinated Notes (collectively, the "X Clause Plaintiffs"), commenced an adversary proceeding against Adelphia in the Bankruptcy Court. The X Clause Plaintiffs' complaint sought a judgment declaring that the subordination provisions in the indentures for the Subordinated Notes were not applicable to an Adelphia plan of reorganization in which constituents receive common stock of Adelphia and that the Subordinated Notes are entitled to share pari passu in the distribution of any common stock of Adelphia given to holders of senior notes of Adelphia. Recently, the X Clause Plaintiffs have asserted that the subordination provisions in the indentures for the Subordinated Notes also are not applicable to an Adelphia plan of reorganization in which constituents receive TWC Class A Common Stock and that the Subordinated Notes would therefore be entitled to share pari passu in the distribution of any such TWC Class A Common Stock given to holders of senior notes of Adelphia. The Debtors dispute this position and have agreed to present the issue to the Bankruptcy Court prior to confirmation of a plan of reorganization.

        The basis for the X Clause Plaintiffs' claim is a provision in the applicable indentures, commonly known as the "X Clause," which provides that any distributions under a plan of reorganization comprised solely of "Permitted Junior Securities" are not subject to the subordination provision of the Subordinated Notes indenture. The X Clause Plaintiffs asserted that, under their interpretation of the applicable indentures, a distribution of a single class of new common stock of Adelphia would meet the definition of "Permitted Junior Securities" set forth in the indentures and, therefore, be exempt from subordination.

        On February 6, 2004, Adelphia filed its answer to the complaint, denying all of its substantive allegations. Thereafter, both the X Clause Plaintiffs and Adelphia cross-moved for summary judgment with both parties arguing that their interpretation of the X Clause was correct as a matter of law. The indenture trustee for the Adelphia senior notes also intervened in the action and, like Adelphia, moved for summary judgment arguing that the X Clause Plaintiffs were subordinated to holders of senior notes with respect to any distribution of common stock under a plan. In addition, the Creditors' Committee also moved to intervene and, thereafter, moved to dismiss the X Clause Plaintiffs' complaint on the grounds, among others, that it did not present a justiciable case or controversy and therefore was not ripe for adjudication. In a written decision, dated April 12, 2004, the Bankruptcy Court granted the Creditors' Committee's motion to dismiss without ruling on the merits of the various cross-motions for summary judgment. The Bankruptcy Court's dismissal of the action was without prejudice to the X Clause Plaintiffs' right to bring the action at a later date, if appropriate.

VERIZON FRANCHISE TRANSFER LITIGATION

        On March 20, 2002, the Company commenced an action (the "California Cablevision Action") in the United States District Court for the Central District of California, Western Division, seeking, among other things, declaratory and injunctive relief precluding the City of Thousand Oaks, California (the "City") from denying permits on the grounds that the Company failed to seek the City's prior approval of an asset purchase agreement (the "Asset Purchase Agreement"), dated December 17, 2001, between the Company and Verizon Media Ventures, Inc. d/b/a Verizon Americast ("Verizon Media Ventures"). Pursuant to the Asset Purchase Agreement, the Company acquired certain Verizon Media Ventures cable equipment and network system assets (the "Verizon Cable Assets") located in the City for use in the operation of the Company's cable business in the City.

        On March 25, 2002, the City and Ventura County (the "County") commenced an action (the "Thousand Oaks Action") against the Company and Verizon Media Ventures in California State Court alleging that (i) Verizon Media Ventures' entry into the Asset Purchase Agreement and conveyance of the Verizon Cable Assets constituted a breach of Verizon Media Ventures' cable franchises and (ii) the Company's participation in the transaction amounted to actionable tortious interference with those franchises. The City and the County sought injunctive relief to halt the sale and transfer of the Verizon Cable Assets pursuant to the Asset Purchase Agreement and to compel the Company to treat the Verizon Cable Assets as a separate cable system.

        On March 27, 2002, the Company and Verizon Media Ventures removed the Thousand Oaks Action to the United States District Court for the Central District of California, where it was consolidated with the California Cablevision Action.

        On April 12, 2002, the district court conducted a hearing on the City's and County's application for a preliminary injunction and, on April 15, 2002, the district court issued a temporary restraining order in part, pending entry of a further order. On May 14, 2002, the district court issued a preliminary injunction and entered findings of fact and conclusions of law in support thereof (the "May 14, 2002 Order"). The May 14, 2002 Order, among other things: (i) enjoined the Company from integrating the Company's and Verizon Media Ventures' system assets serving subscribers in the City and the County; (ii) required the Company to return "ownership" of the Verizon Cable Assets to Verizon Media Ventures except that the Company was permitted to continue to "manage" the assets as Verizon Media Ventures' agent to the extent necessary to avoid disruption in services until Verizon Media Ventures chose to reenter the market or sell the assets; (iii) prohibited the Company from eliminating any programming options that had previously been selected by Verizon Media Ventures or from raising the rates charged by Verizon Media Ventures; and (iv) required the Company and Verizon Media Ventures to grant the City and/or the County access to system records, contracts, personnel and facilities for the purpose of conducting an inspection of the then-current "state of the Verizon Media Ventures and the Company systems" in the City and the County. The Company appealed the May 14, 2002 Order, and on April 1, 2003, the U.S. Court of Appeals for the Ninth Circuit reversed the May 14, 2002 Order, thus removing any restrictions that had been imposed by the district court against the Company's integration of the Verizon Cable Assets and remanded the actions back to the district court for further proceedings.

        In September 2003, the City began refusing to grant the Company's construction permit requests, claiming that the Company could not integrate the acquired Verizon Cable Assets with the Company's existing cable system assets because the City had not approved the transaction between the Company and Verizon Media Ventures, as allegedly required under the City's cable ordinance.

        Accordingly, on October 2, 2003, the Company filed a motion for a preliminary injunction in the district court seeking to enjoin the City from refusing to grant the Company's construction permit requests. On November 3, 2003, the district court granted the Company's motion for a preliminary injunction, finding that the Company had demonstrated "a strong likelihood of success on the merits." Thereafter, the parties agreed to informally stay the litigation pending negotiations between the Company and the City for the Company's renewal of its cable franchise, with the intent that such negotiations would also lead to a settlement of the pending litigation. However, on September 16, 2004, at the City's request, the court set certain procedural dates, including a trial date of July 12, 2005, which has effectively re-opened the case to active litigation. Subsequently, the July 12, 2005 trial date was vacated pursuant to a stipulation and order. On July 11, 2005, the district court referred the matter to a United States magistrate judge for settlement discussions. On September 6, 2005, the magistrate judge scheduled a settlement conference for October 20, 2005.

        The Company cannot predict the outcome of these actions or estimate the possible effects on the financial condition or results of operations of the Company.

DIBBERN ADVERSARY PROCEEDING

        On or about August 30, 2002, Gerald Dibbern, individually and purportedly on behalf of a class of similarly situated subscribers nationwide, commenced an adversary proceeding in the Bankruptcy Court against Adelphia asserting claims for violation of the Pennsylvania Consumer Protection Law, breach of contract, fraud, unjust enrichment, constructive trust and an accounting. This complaint alleges that Adelphia charged, and continues to charge, subscribers for cable set-top box equipment, including set-top boxes and remote controls, that is unnecessary for subscribers that receive only basic cable service and have cable-ready televisions. The complaint further alleges that Adelphia failed to adequately notify affected subscribers that they no longer needed to rent this equipment. The complaint seeks a number of remedies including treble money damages under the Pennsylvania Consumer Protection Law, declaratory and injunctive relief, imposition of a constructive trust on Adelphia's assets and punitive damages, together with costs and attorneys' fees.

        On or about December 13, 2002, Adelphia moved to dismiss the adversary proceeding on several bases, including that the complaint fails to state a claim for which relief can be granted and that the matters alleged therein should be resolved in the claims process. The Bankruptcy Court granted Adelphia's motion to dismiss and dismissed the adversary proceeding on May 3, 2005. In the Bankruptcy Court, Mr. Dibbern has also objected to the provisional disallowance of his proofs of claim, which comprised a portion of the Bankruptcy Court's May 3, 2005 order. Mr. Dibbern appealed the May 3, 2005 order dismissing his claims to the District Court. In an August 30, 2005 decision, the District Court affirmed the dismissal of Mr. Dibbern's claims for violation of the Pennsylvania Consumer Protection Law, a constructive trust and an accounting, but reversed the dismissal of Mr. Dibbern's breach of contract, fraud and unjust enrichment claims. These three claims will proceed in the Bankruptcy Court, and an answer is due from Adelphia by October 7, 2005.

        The Company cannot predict the outcome of these legal proceedings or estimate the possible effects on the financial condition or results of operations of the Company.

TELE-MEDIA SETTLEMENT

        By motion filed in the Bankruptcy Court on August 5, 2004, TMCD and certain of its affiliates sought the appointment of an examiner for the following Debtors: Tele-Media Company of Tri-States, L.P., CMA Cablevision Associates VII, L.P., CMA Cablevision Associates XI, L.P., TMC Holdings Corporation, Adelphia Company of Western Connecticut, TMC Holdings, LLC, Tele-Media Investment Limited Partnership, L. P., Eastern Virginia Cablevision, L.P., Tele-Media Company of Hopewell Prince George, and Eastern Virginia Cablevision Holdings, LLC (collectively, the "JV Entities"). Among other things, TMCD alleged that management and the Board breached their fiduciary obligations to the creditors and equity holders of those entities. Consequently, TMCD sought the appointment of an examiner to investigate and make recommendations to the Bankruptcy Court regarding various issues related to such entities.

        On April 14, 2005, the Debtors filed a motion with the Bankruptcy Court seeking approval of a global settlement agreement (the "Tele-Media Settlement Agreement") by and among the Debtors and TMCD and certain of its affiliates (the "Tele-Media Parties"), which, among other things: (i) transfers the Tele-Media Parties' ownership interests in the JV Entities to the Debtors, leaving the Debtors 100% ownership of the JV Entities; (ii) requires the Debtors to make a settlement payment to the Tele-Media Parties of $21,650,000; (iii) resolves the above-mentioned examiner motion; (iv) settles two pending avoidance actions brought by the Debtors against certain of the Tele-Media Parties; (v) reconciles 691 separate proofs of claim filed by the Tele-Media Parties, thereby allowing claims worth approximately $5,500,000 and disallowing approximately $1.9 billion of claims; (vi) requires the Tele-Media Parties to make a $912,500 payment to the Debtors related to workers' compensation policies; and (vii) effectuates mutual releases between the Debtors and the Tele-Media Parties. The Tele-Media Settlement Agreement was approved by an order of the Bankruptcy Court dated May 11, 2005 and closed on May 26, 2005.

CREDITORS' COMMITTEE LAWSUIT AGAINST PRE-PETITION BANKS

        Pursuant to the Bankruptcy Court order approving the DIP Facility (the "Final DIP Order"), the Company made certain acknowledgments (the "Acknowledgments") with respect to the extent of its indebtedness under the pre-petition credit facilities, as well as the validity and extent of the liens and claims of the lenders under such facilities. However, given the circumstances surrounding the filing of the Chapter 11 Cases, the Final DIP Order preserved the Debtors' right to prosecute, among other things, avoidance actions and claims against the pre-petition lenders and to bring litigation against the pre-petition lenders based on any wrongful conduct. The Final DIP Order also provided that any official committee appointed in the Chapter 11 Cases would have the right to request that it be granted standing by the Bankruptcy Court to challenge the Acknowledgments and to bring claims belonging to the Company and its estates against the pre-petition lenders.

        Pursuant to a stipulation among the Company, the Creditors' Committee and the Equity Committee, which is being challenged by certain pre-petition lenders, the Bankruptcy Court granted the Creditors' Committee leave and standing to file and prosecute claims against the pre-petition lenders, on behalf of the Company, and granted the Equity Committee leave to seek to intervene in any such action. This stipulation also preserves the Company's ability to compromise and settle the claims against the pre-petition lenders. By motion dated July 6, 2003, the Creditors' Committee moved for Bankruptcy Court approval of this stipulation and simultaneously filed a complaint (the "Bank Complaint") against the agents and lenders under certain pre-petition credit facilities, and related entities, asserting, among other things, that these entities knew of, and participated in, the alleged improper actions by certain members of the Rigas Family and the Rigas Family Entities (the "Pre-petition Lender Litigation"). The Debtors are nominal plaintiffs in this action.

        The Bank Complaint contains 52 claims for relief to redress the claimed wrongs and abuse committed by the agents, lenders and other entities. The Bank Complaint seeks to, among other things: (i) recover as fraudulent transfers the principal and interest paid by the Company to the defendants; (ii) avoid as fraudulent obligations the Company's obligations, if any, to repay the defendants; (iii) recover damages for breaches of fiduciary duties to the Company and for aiding and abetting fraud and breaches of fiduciary duties by the Rigas Family; (iv) equitably disallow, subordinate or recharacterize each of the defendants' claims in the Chapter 11 Cases; (v) avoid and recover certain allegedly preferential transfers made to certain defendants; and (vi) recover damages for violations of the Bank Holding Company Act.

        Numerous motions seeking to defeat the Pre-petition Lender Litigation were filed by the defendants, and the Bankruptcy Court held a hearing on such issues. The Equity Committee has filed a motion seeking authority to bring additional claims against the pre-petition lenders pursuant to the RICO Act. The Bankruptcy Court heard oral argument on these motions on December 20 and December 21, 2004. The Bankruptcy Court has not yet ruled on the motions to dismiss. In a memorandum decision dated August 30, 2005, the Bankruptcy Court granted the motions of both the Creditors' Committee and the Equity Committee for standing to prosecute these claims.

        Under the Plan, the Debtors may seek to compromise and settle, in part, the Pre-petition Lender Litigation, including through the dismissal of certain claims and the release of certain defendants.

        The Company cannot predict the outcome of these legal proceedings or estimate the possible effects on the financial condition or results of operations of the Company.

DEVON MOBILE CLAIM

        Pursuant to the Agreement of Limited Partnership of Devon Mobile Communications, L.P., a Delaware limited partnership ("Devon Mobile"), dated as of November 3, 1995, the Company owned a 49.9% limited partnership interest in Devon Mobile, which, through its subsidiaries, held licenses to operate regional wireless telephone businesses in several states. Devon Mobile had certain business and contractual relationships with the Company and with former subsidiaries or divisions of the Company that were spun off as TelCove in January 2002.

        In late May 2002, the Company notified Devon G.P., Inc. ("Devon G.P."), the general partner of Devon Mobile, that it would likely terminate certain discretionary operational funding to Devon Mobile. On August 19, 2002, Devon Mobile and certain of its subsidiaries filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware (the "Devon Mobile Bankruptcy Court").

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

        On or about January 8, 2004, Devon Mobile filed proofs of claim in the Chapter 11 Cases seeking, in the aggregate, approximately $100 million in respect of, among other things, certain cash transfers alleged to be either preferential or fraudulent and claims for deepening insolvency, alter ego liability and breach of an alleged duty to fund Devon Mobile operations, all of which arose prior to the commencement of the Chapter 11 Cases (the "Devon Claims"). On June 21, 2004, Devon Mobile commenced an adversary proceeding in the Chapter 11 Cases (the "Devon Adversary Proceeding") through the filing of a complaint (the "Devon Complaint"), which incorporates the Devon Claims. On

August 20, 2004, the Company filed an answer and counterclaim in response to the Devon Complaint denying the allegations made in the Devon Complaint and asserting various counterclaims against Devon Mobile, which encompassed the Company Claims. On November 22, 2004, the Company filed a motion for leave (the "Motion for Leave") to file a third-party complaint for contribution and indemnification against Devon G.P. and Lisa-Gaye Shearing Mead, the sole owner and President of Devon G.P. By endorsed order entered January 12, 2005, Judge Robert E. Gerber, the judge presiding over the Chapter 11 Cases and the Devon Adversary Proceeding, granted a recusal request made by counsel to Devon G.P. On January 21, 2005, the Devon Adversary Proceeding was reassigned from Judge Gerber to Judge Cecelia G. Morris. By an order dated April 5, 2005, Judge Morris denied the Motion for Leave and a subsequent motion for reconsideration. On May 13, 2005, the court entered an Amended Pretrial Scheduling Order extending the time for discovery and scheduled a pretrial conference for March 1, 2006, with a five day trial to be scheduled thereafter. Discovery is ongoing.

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

PREFERRED SHAREHOLDER LITIGATION

        On August 11, 2003, Adelphia initiated an adversary proceeding in the Bankruptcy Court against the holders of Adelphia's preferred stock (the "Preferred Stockholders"), seeking, among other things, to enjoin the Preferred Stockholders from exercising certain purported rights to elect directors to the Board due to Adelphia's failure to pay dividends and alleged breaches of covenants contained in the certificates of designations relating to Adelphia's Preferred Stock. On August 13, 2003, certain of the Preferred Stockholders filed an action against Adelphia in the Delaware Chancery Court seeking a declaratory judgment of their purported right to appoint two directors to the Board (the "Delaware Action"). On August 13, 2003, the Bankruptcy Court granted Adelphia a temporary restraining order, which, among other things, stayed the Delaware Action and temporarily enjoined the Preferred Stockholders from exercising their purported rights to elect directors to the Board. Thereafter, the Delaware Action was withdrawn.

        The Company cannot predict the outcome of these legal proceedings or estimate the possible effects on the financial condition or results of operations of the Company.

ADELPHIA'S LAWSUIT AGAINST DELOITTE

        On November 6, 2002, Adelphia sued Deloitte, Adelphia's former independent auditors, in the Court of Common Pleas for Philadelphia County. The lawsuit seeks damages against Deloitte based on Deloitte's alleged failure to conduct an audit in compliance with generally accepted auditing standards and for providing an opinion that Adelphia's financial statements conformed with generally accepted accounting principles in the United States ("GAAP") when Deloitte allegedly knew or should have known that they did not conform. The complaint further alleges that Deloitte knew or should have known of alleged misconduct and misappropriation by the Rigas Family, and other alleged acts of self-dealing, but failed to report these alleged misdeeds to the Board or others who could have and would have stopped the Rigas Family's misconduct. The complaint raises claims of professional negligence, breach of contract, aiding and abetting breach of fiduciary duty, fraud, negligent misrepresentation and contribution.

        Deloitte filed preliminary objections seeking to dismiss the complaint, which were overruled by the court by order dated June 11, 2003. On September 15, 2003, Deloitte filed an answer, a new matter and various counterclaims in response to the complaint. In its counterclaims, Deloitte asserted causes of action against Adelphia for breach of contract, fraud, negligent misrepresentation and contribution. Also on September 15, 2003, Deloitte filed a related complaint naming as additional defendants John J. Rigas, Timothy J. Rigas, Michael J. Rigas and James P. Rigas. In this complaint, Deloitte alleges causes of action for fraud, negligent misrepresentation and contribution. The Rigas defendants, in turn, have claimed a right to contribution and/or indemnity from Adelphia for any damages Deloitte may recover against the Rigas defendants. On January 9, 2004, Adelphia answered Deloitte's counterclaims. Deloitte moved to stay discovery in this action until completion of the Rigas Criminal Action, which Adelphia opposed. Following the motion, discovery was effectively stayed for 60 days but has now commenced. Deloitte and Adelphia have exchanged documents and have begun substantive discovery. On June 9, 2005, the court entered a case management order stating that (i) all discovery shall be completed by December 5, 2005 and (ii) the case be ready for trial by April 3, 2006.

        The Company cannot predict the outcome of these legal proceedings or estimate the possible effects on the financial condition or results of operations of the Company.

SERIES E AND F PREFERRED STOCK CONVERSION POSTPONEMENTS

        On October 29, 2004, Adelphia filed a motion to postpone the conversion of Adelphia's Series E Preferred Stock into shares of Class A Common Stock from November 15, 2004 to February 1, 2005, to the extent such conversion was not already stayed by the Debtors' bankruptcy filing, in order to protect the Debtors' NOL carryovers. On November 18, 2004, the Bankruptcy Court entered an order approving the postponement effective November 14, 2004. Adelphia has subsequently entered into several stipulations further postponing, to the extent applicable, the conversion date of the Series E Preferred Stock. Adelphia also has entered into several stipulations postponing, to the extent applicable, the conversion date of the Series F Preferred Stock, which was initially convertible into shares of Class A Common Stock on February 1, 2005.

EPA SELF DISCLOSURE AND AUDIT

        On June 2, 2004, the Company orally self-disclosed potential violations of environmental laws to the United States Environmental Protection Agency ("EPA") pursuant to EPA's Audit Policy, and notified EPA that it intended to conduct an audit of its operations to identify and correct any such violations. The potential violations primarily concern reporting and recordkeeping requirements arising from the Company's storage and use of petroleum and batteries to provide backup power for its cable operations. This matter is at an early stage, but based on current facts, the Company does not anticipate that this matter will have a material adverse effect on the Company's results of operations or financial condition.

OTHER

        Certain litigation relating to TelCove was settled on February 21, 2004 pursuant to the Global Settlement as discussed in Item 1, "Business."

        The Company is subject to various other legal proceedings and claims which arise in the ordinary course of business. Management believes, based on information currently available, that the amount of ultimate liability, if any, with respect to any of these other actions will not materially affect the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted to a vote of security holders during the year 2004 due to the events surrounding the discovery of the Rigas Family misconduct and the pendency of the Chapter 11 Cases.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Class A Common Stock trades under the symbol ADELQ. The Class B Common Stock is identical in all material respects to the Class A Common Stock except that (i) the Class B Common Stock has no established public trading market; (ii) the Class B Common Stock has ten votes per share; (iii) the Class A Common Stock, voting separately by class, has the right to elect one director; (iv) in the event a cash dividend is paid, each share of Class A Common Stock will be entitled to receive 105% of the amount payable per share for each share of Class B Common Stock; and (v) upon the liquidation, dissolution or winding up of Adelphia, (a) first, the holders of Class A Common Stock are entitled to a preference of $1.00 per share and the amount of all unpaid declared dividends thereon from any funds available after satisfying the liquidation preferences of preferred securities, debt instruments and other senior claims on Adelphia's assets, (b) then the holders of Class B Common Stock are entitled to receive $1.00 per share and the amount of all unpaid declared dividends thereon and (c) any remaining amount would be shared ratably by both classes. Each share of the Class B Common Stock is convertible into a share of Class A Common Stock at the option of the holder.

        As of June 30, 2005, there were 228,692,414 shares of Class A Common Stock outstanding and 25,055,365 shares of the Class B Common Stock outstanding. The following table sets forth the high and low sale prices for the Class A Common Stock, for the periods indicated, as reported on the Pink Sheets Electronic Quotation Service maintained by Pink Sheets LLC. The stock price information is based on published financial sources. Over-the-counter market quotations reflect inter-dealer quotations and do not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

	Market	High	Low
2003
First Quarter	OTC	$0.370	$0.080
Second Quarter	OTC	0.370	0.145
Third Quarter	OTC	0.355	0.180
Fourth Quarter	OTC	0.650	0.305
2004
First Quarter	OTC	$1.720	$0.390
Second Quarter	OTC	0.855	0.380
Third Quarter	OTC	0.550	0.260
Fourth Quarter	OTC	0.450	0.200

        As of June 30, 2005, there were approximately 1,262 record holders of the Class A Common Stock. For information regarding the holders of Class B Common Stock as of June 30, 2005, see Item 12, "Beneficial Ownership of Securities."

        The Company has never paid or declared any cash dividends on the Class A Common Stock or the Class B Common Stock, nor does it anticipate paying any such dividends in the foreseeable future. Under the Plan, no cash or other dividends would be paid to holders of Class A Common Stock or Class B Common Stock. The ability of Adelphia to pay cash dividends on the Class A Common Stock or Class B Common Stock is limited by the provisions of the Second Extended DIP Facility. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" and Note 11, "Debt," to the accompanying consolidated financial statements.

        The data regarding securities authorized for issuance under equity compensation plans of the Company are set forth in the discussion under the heading Item 12, "Beneficial Ownership of Securities—Securities Authorized for Issuance Under Equity Compensation Plans."

        See Note 12, "Redeemable Preferred Stock" and Note 13, "Stockholders' Deficit," to the accompanying consolidated financial statements.

ITEM 6. SELECTED FINANCIAL DATA

        The selected financial data set forth below for each of the three years in the period ended December 31, 2004 has been derived from our accompanying audited consolidated financial statements. The selected financial data set forth below for the year ended December 31, 2001 has been derived from audited financial statements for that period not included herein. You should refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K and the notes to the accompanying consolidated financial statements for additional information regarding the financial data presented below, including matters that could cause this data not to be indicative of our future results of operations or financial condition. In addition, readers should note the following information regarding the selected financial data presented below.

  •
  The financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.

  •
  On June 25, 2002 (the "Petition Date"), we and substantially all of our domestic subsidiaries filed voluntary petitions to reorganize under Chapter 11 of the Bankruptcy Code, and as such, are operating our business as debtors-in-possession. The Rigas Co-Borrowing Entities did not file for bankruptcy protection. For periods subsequent to the Chapter 11 filing, we have applied the provisions of Statement of Position ("SOP") 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). Although SOP 90-7 does not significantly change the application of generally accepted accounting principles in the United States ("GAAP"), it does require that pre-petition liabilities that are subject to compromise or other treatment under a plan of reorganization be segregated in the consolidated balance sheets as liabilities subject to compromise and that revenue, expenses, realized gains and losses, and provisions for losses resulting directly from the reorganization due to the bankruptcy be reported separately as reorganization expenses in the consolidated statements of operations. We have reported liabilities subject to compromise at the amounts expected to be allowed, even if they may be settled for lesser amounts. For periods subsequent to June 25, 2002, interest expense has been reported only to the extent that it will be paid during the Chapter 11 proceedings. In addition, no preferred stock dividends have been accrued subsequent to the Petition Date. For additional information, see Note 2, "Bankruptcy Proceedings and Sale of Assets of the Company," to our accompanying consolidated financial statements.

  •
  The financial data below includes the accounts of Adelphia and all of its subsidiaries that were directly or indirectly controlled by Adelphia prior to the bankruptcy petition. Although we are operating as a debtor-in-possession in the Chapter 11 Cases, our ability to control the activities and operations of our subsidiaries, that are also Debtors, may be limited pursuant to the Bankruptcy Code. However, because the bankruptcy proceedings for us and our previously consolidated subsidiaries are consolidated for administrative purposes in the same Bankruptcy Court and are being overseen by the same judge, the financial statements of the Company and our subsidiaries have been presented on a combined basis, which is consistent with consolidated financial statements (see Note 2, "Bankruptcy Proceedings and Sale of Assets of the Company," to the accompanying consolidated financial statements). All inter-entity transactions between us, our subsidiaries and, beginning in 2004, the Rigas Co-Borrowing Entities have been eliminated in consolidation.

  •
  We have determined that we are unable to include selected financial data with respect to the year ended December 31, 2000 in this report because we cannot conclude that the restated consolidated financial statements for such period would present, in all material respects, our results of operations and cash flows for the year ended December 31, 2000, in each case in accordance with GAAP, consistently applied. The issues related to the restatement of our consolidated financial statements with respect to the year ended December 31, 2000 are discussed in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2003.

  •
  Effective January 1, 2004, we adopted Financial Accounting Standards Board ("FASB") Interpretation No. 46, "Consolidation of Variable Interest Entities" (as subsequently revised in December 2003, "FIN 46-R") and began consolidating the Rigas Co-Borrowing Entities. We have concluded that the Rigas Co-Borrowing entities represent variable interest entities for which we are the primary beneficiary. For additional information, see Note 5, "Variable Interest Entities," to the accompanying consolidated financial statements.

  •
  Beginning in 2004, we began amortizing our customer relationships using the double declining balance method. Customer relationships were amortized using the straight-line method prior to 2004. For additional information, see Note 3, "Summary of Significant Accounting Policies," to the accompanying consolidated financial statements.

  •
  We completed a number of acquisitions during 2001. The effects of these acquisitions have been included in our accompanying consolidated financial statements effective with the purchase date.

  •
  Effective January 1, 2002, we adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), whereby goodwill and indefinite-lived intangible assets are no longer amortized. For additional information, see Note 3, "Summary of Significant Accounting Policies," to the accompanying consolidated financial statements.

	Year ended December 31,
	2004	2003	2002	2001
	(amounts in thousands, except share and per share data)
Statement of Operations Data:
Revenue	$4,143,388	$3,569,017	$3,215,951	$2,896,908
Costs and expenses:
Direct operating and programming	2,653,417	2,386,347	2,256,533	2,117,029
Selling, general and administrative:
Third party and Rigas Family Entities	329,427	247,046	238,247	169,490
Investigation and re-audit related fees(a)	125,318	52,039	56,519	—
Compensation expense (benefit) on equity security transactions with the Rigas Family and Rigas Family Entities(b)	—	—	(101,000)	101,000
Depreciation	961,840	846,097	956,308	749,919
Amortization	159,682	162,839	168,881	497,650
Impairment of long-lived assets(c)	83,349	17,641	2,031,757	3,091,400
Provision for uncollectible amounts due from TelCove(d)	—	—	549,407	—
Provision for uncollectible amounts due from the Rigas Family and Rigas Family Entities(e)	—	5,497	1,762,241	222,931
(Gains) losses on dispositions of long-lived assets and cable system exchanges, net(f)	(4,641)	—	6,747	(541,994)

Operating loss	$(165,004)	(148,489)	(4,709,689)	(3,510,517)

Interest expense, net of amounts capitalized (contractual interest was $1,188,036, $1,156,116 and $1,119,595 during 2004, 2003 and 2002, respectively	$(402,627)	$(381,622)	$(758,725)	$(1,181,260)
Other expense, net(g)	$(425,789)	$(963)	$(148,765)	$(25,262)
Reorganization expenses due to bankruptcy	$(76,553)	$(98,812)	$(48,206)	$—
Loss from continuing operations before cumulative effects of accounting changes	$(1,058,673)	$(724,660)	$(5,743,065)	$(4,238,107)
Loss from discontinued operations(h)	$(571)	$(107,952)	$(39,457)	$(1,874,320)
Cumulative effects of accounting changes, net of income tax benefit of $2,739 in 2001(i)	$(851,629)	$—	$(1,406,306)	$(4,074)
Net loss	$(1,910,873)	$(832,612)	$(7,188,828)	$(6,116,501)
Net loss applicable to common stockholders	$(1,918,880)	$(839,929)	$(7,247,891)	$(6,170,860)
Basic and diluted loss per weighted average share of common stock:
Loss from continuing operations before cumulative effects of accounting changes	$(4.20)	$(2.88)	$(23.11)	$(35.05)
Net loss applicable to common stockholders	$(7.56)	$(3.31)	$(28.87)	$(35.07)
Pro forma amounts assuming the new amortization method is applied retroactively:
Loss before cumulative effect of accounting change	$1,059,244	$842,229	$5,984,548	$6,005,862
Net loss applicable to common stockholders	$1,656,033	$849,546	$7,449,917	$6,064,295
Basic and diluted loss per weighted average share of common stock:
Loss before cumulative effect of accounting change	$(4.20)	$(3.35)	$(24.08)	$(34.44)
Net loss applicable to common stockholders	$(6.53)	$(3.35)	$(29.68)	$(34.47)
Basic and diluted weighted average shares of common stock outstanding	253,747,779	253,747,638	251,030,834	175,947,671
Balance Sheet Data (end of period):
Cash and cash equivalents	$338,909	$252,661	$223,630	$121,474
Total assets	$13,098,188	$13,196,741	$13,602,406	$17,508,979
Debt	$667,745	$347,119	$298,797	$17,417,044
Liabilities subject to compromise	$18,480,948	$18,184,226	$18,020,124	$—
Redeemable preferred stock(j)	$—	$—	$148,794	$486,813
Stockholders' deficit	$(8,215,826)	$(7,074,674)	$(6,284,062)	$(3,088,682)
Cash Flow Data:
Net cash provided by (used in):
Operating activities	$511,692	$507,857	$651,295	$(391,156)
Investing activities	$(737,664)	$(525,895)	$(1,643,902)	$(3,975,074)
Financing activities	$312,220	$47,069	$1,094,763	$4,432,503

(a)
Represents investigation and re-audit related fees that, although not directly related to the Chapter 11 filing, relate to the investigation of the alleged actions of Rigas Management and related efforts to comply with applicable laws and regulations. Amounts for 2004 include $17 million related to legal defense costs of the Rigas Family.

(b)
In 2001, the Rigas Family Entities other than the Rigas Co-Borrowing Entities (the "Other Rigas Entities") entered into certain agreements whereby the Other Rigas Entities agreed to purchase Class B Common Stock and Series E Preferred Stock from us at a future date. As the equity securities were issued to entities controlled by the Rigas Family, certain of whom were employees of the Company, we recognized compensation expense (benefit) for these equity securities under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"). Accordingly, the difference between the purchase price of the securities and their market price has been reflected as adjustments to compensation expense (benefit). See Note 6, "Transactions with the Rigas Family and Rigas Family Entities," to the accompanying consolidated financial statements.

(c)
We recorded impairment charges based upon our evaluation of the recoverability of the long-lived assets associated with our cable business, TelCove's CLEC business and the CLEC markets retained by us. For additional information, see Note 10, "Impairment of Long-Lived Assets," to the accompanying consolidated financial statements.

(d)
During 2002, we fully reserved for the amounts due to us from TelCove. For additional information, see Note 7, "TelCove," to the accompanying consolidated financial statements.

(e)
These amounts represent our provision for uncollectible amounts due from the Rigas Family and Rigas Family Entities. For additional information, see Note 6, "Transactions with the Rigas Family and Rigas Family Entities," to the accompanying consolidated financial statements.

(f)
In 2004, we recorded a gain which was related to the sale of a radio station we owned in Buffalo, New York. In 2002, we recorded a loss on a disposition related to the sale of land and timber rights. In 2001, we exchanged certain cable systems for cable systems held by other cable operators and we recognized a gain equal to the difference between the historical cost of the systems given up and the fair value of the systems acquired.

(g)
Includes amounts recorded by us related to the Non-Prosecution Agreement of $425 million and $175 million during 2004 and 2002, respectively.

(h)
On April 7, 2004, we transferred the economic risks and benefits of the CLEC Market Assets to TelCove pursuant to the terms of the Global Settlement. Revenue and expenses related to the CLEC Market Assets transferred under the Global Settlement have been included in loss from discontinued operations, for all years presented in our consolidated statements of operations. On January 11, 2002, we completed the TelCove Spin-off. Revenue and expenses related to TelCove have been included in loss from discontinued operations during the year ended December 31, 2001. The information above does not include TelCove's results of operations or financial position subsequent to December 31, 2001. For additional information, see Note 7, "TelCove," to the accompanying consolidated financial statements.

(i)
As a result of the adoption of FIN 46-R and the consolidation of the Rigas Co-Borrowing Entities, we recorded a $589 million charge as a cumulative effect of an accounting change on January 1, 2004. See Note 5, "Variable Interest Entities," to the accompanying consolidated financial statements for additional information.

  Beginning in 2004, we began amortizing our customer relationships using the double declining balance method. Customer relationships were amortized using the straight-line method prior to 2004. The application of the new amortization method to customer relationships acquired prior to 2004 resulted in an additional charge of $263 million which has been reflected in cumulative effects of accounting changes. For additional information, see Note 3, "Summary of Significant Accounting Policies," to the accompanying consolidated financial statements.

  As of January 1, 2002, we recorded a $1,406 million cumulative effect of accounting change representing the transitional impairment loss that was measured as of that date related to the adoption of SFAS No. 142.

  On January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended ("SFAS No. 133"). As a result of our adoption of SFAS No. 133 effective January 1, 2001, we began carrying certain warrants at fair value and recorded a $4 million cumulative effect of an accounting change.

(j)
As a result of the adoption of SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," we have classified our redeemable preferred stock as a liability subject to compromise at December 31, 2004 and 2003 in the accompanying consolidated balance sheets.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with our accompanying consolidated financial statements. Reference is also made to "Cautionary Statements" at the beginning of this Annual Report for a description of important factors that could cause actual results to differ from expected results. See also Item 1, "Business—Risk Factors."

OVERVIEW

General

        We are the fifth largest operator of cable systems in the United States. Our operations primarily consist of providing analog and digital cable services, HSI services and other advanced services over our cable systems. These services are generally provided to residential subscribers. At December 31, 2004, our consolidated cable operations served approximately 5,069,000 basic cable subscribers, of which approximately 1,942,000 also received digital cable service. Our consolidated cable systems also provided HSI services to approximately 1,397,000 subscribers at December 31, 2004. With the exception of approximately 52,000 basic cable subscribers that were located in Brazil, all of our consolidated basic cable subscribers at December 31, 2004 were located in the United States. Our domestic consolidated cable operations are located in 31 states, with large clusters in Los Angeles, New England, Western New York, West Palm Beach, Cleveland, Western Pennsylvania, Northern Virginia and Colorado Springs.

        Our only reportable operating segment is our "cable" segment. The cable segment includes our cable system operations (including consolidated subsidiaries and equity method investments) that provide video services, HSI services and media services. Operating segments that are not included in the cable segment are aggregated together in the "corporate and other" segment. For additional information, see Note 16, "Segments," to the accompanying consolidated financial statements.

Bankruptcy Proceedings

        In June 2002, the Debtors filed voluntary petitions to reorganize under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Debtors are operating their business as debtors-in-possession under Chapter 11. The rights and claims of the Debtors' various creditors and security holders will be determined by a plan of reorganization that is ultimately subject to confirmation by the Bankruptcy Court.

        On September 28, 2005, the Debtors filed their proposed Plan and related Disclosure Statement with the Bankruptcy Court. The Plan contemplates, among other things, (i) consummation of the Sale Transaction and (ii) distribution of the cash and common stock of TWC received pursuant to the Sale Transaction to the holders of claims against and equity interests in the Debtors in accordance with the Plan. For additional information, see Note 2, "Bankruptcy Proceedings and Sale of Assets of the Company," to the accompanying consolidated financial statements.

        In order to provide liquidity, on August 26, 2002 the Debtors entered into the DIP Facility. On May 10, 2004, the Debtors entered into the First Extended DIP Facility. On February 25, 2005, the Debtors entered into the Second Extended DIP Facility. For additional information, see Note 11, "Debt," to the accompanying consolidated financial statements.

        For additional information, see Item 1, "Business—Certain Business and Other Development Relating to the Chapter 11 Cases—Events Occurring During the Pendency of the Chapter 11 Cases under Interim Management and Current Management" and Note 2, "Bankruptcy Proceedings and Sale of Assets of the Company," to the accompanying consolidated financial statements.

Sale of Assets

        Effective April 20, 2005, we entered into the Sale Transaction. Under the terms of the Sale Transaction, TW NY and Comcast will purchase substantially all of our U.S. assets and assume certain of our liabilities. Upon the closing of the Sale Transaction, Adelphia will receive approximately $12.7 billion in cash and shares of TWC Class A Common Stock, which are expected to represent 16% of the outstanding equity securities of TWC as of the closing and are to be listed on the New York Stock Exchange. Such percentage assumes the redemption of Comcast's interest in TWC and is subject to adjustment for issuances pursuant to employee stock programs (subject to a cap) and issuances of securities for fair consideration. The purchase price payable by TW NY and Comcast is subject to certain adjustments. TWC, Comcast and certain of their affiliates have also agreed to swap certain cable systems and unwind Comcast's investments in TWC and TWE. Certain fees are due to our financial advisors upon successful completion of a sale, which are calculated as a percentage (0.11% to 0.20%) of the sale value. Additional fees may be payable depending on the outcome of the sales process. Such fees cannot be determined until the closing of the Sale Transaction. The Sale Transaction does not include our interest in our cable system joint venture in Puerto Rico, which Century and ML Media separately agreed, on June 3, 2005, to sell to San Juan Cable. For additional information, see Note 2, "Bankruptcy Proceedings and Sale of Assets of the Company," to the accompanying consolidated financial statements.

Government Settlement Agreements

        On April 25, 2005, after extensive negotiations with the SEC and the U.S. Attorney, we entered into the Non-Prosecution Agreement with the U.S. Attorney, pursuant to which we agreed, among other things: (i) to contribute $715 million in value to the Restitution Fund; (ii) to continue to cooperate with the U.S. Attorney until the later of April 25, 2007, or the date upon which all prosecutions arising out of the conduct described in the Rigas Criminal Action and SEC Civil Action are final; and (iii) not to assert claims against the Rigas Family except for the Excluded Parties. We have recorded charges of $425 million and $175 million during 2004 and 2002, respectively, related to the Non-Prosecution Agreement. Such amounts are reflected in other expense, net in the accompanying consolidated statements of operations.

        Also on April 25, 2005, we consented to an entry of a final judgment in the SEC Civil Action resolving the SEC's claims against us. Pursuant to this agreement, we will be permanently enjoined from violating various provisions of federal securities laws, and the SEC has agreed that, if we make the $715 million payment to the Restitution Fund, we will not be required to pay disgorgement or a civil monetary penalty to satisfy the SEC's claims.

        On April 25, 2005, Adelphia and the Rigas Family entered into an agreement to settle the lawsuit against the Rigas Family. The Adelphia-Rigas Settlement Agreement includes, among other things, agreements to pay $11.5 million to a legal defense fund for the benefit of the Rigas Family and to provide management services to Coudersport and Bucktail for an interim period through and including December 31, 2005.

        The Rigas Family agreed to enter into a settlement agreement with the U.S. Attorney which, among other things, led to the Forfeiture Order. Pursuant to the Forfeiture Order, all right, title and interest of the Rigas Family and Rigas Family Entities in the Rigas Co-Borrowing Entities (other than Coudersport and Bucktail), certain specified real estate and any securities of the Company were forfeited to the United States on June 8, 2005 and such assets and securities are expected to be conveyed to us pursuant to the Non-Prosecution Agreement. We cannot, however, predict this with certainty as the judge overseeing the forfeiture proceedings will determine whether there are any superior third party ownership interests in any of such assets and securities.

        For additional information, see Item 3, "Legal Proceedings," and Note 17, "Commitments and Contingencies," to the accompanying consolidated financial statements.

Variable Interest Entities

        In January 2003, the FASB issued FIN 46-R, which requires variable interest entities, as defined by FIN 46-R, to be consolidated by the primary beneficiary if certain criteria are met. We concluded that the Rigas Co-Borrowing Entities represent variable interest entities for which we are the primary beneficiary and have included them in our consolidated financial statements effective January 1, 2004. For additional information, see Note 5, "Variable Interest Entities," to the accompanying consolidated financial statements. Due to the consolidation of the Rigas Co-Borrowing Entities effective January 1, 2004, direct comparisons of our results of operations during 2004 to corresponding prior periods are not meaningful without taking into account the effects of the Rigas Co-Borrowing Entities. Accordingly, the impacts of the operating results of the Rigas Co-Borrowing Entities are identified, where material, in the "Results of Operations" discussion below.

        The consolidation of the Rigas Co-Borrowing Entities resulted in the following impact to our consolidated statement of operations for the year ended December 31, 2004 (amounts in thousands):

Revenue	$194,089
Costs and expenses:
Direct operating and programming	114,846
Selling, general and administrative:
Third party	12,206
Investigation and re-audit related fees	17,233
Depreciation	38,533
Amortization	7,716
Impairment of long-lived assets	5,598

Total costs and expenses	196,132

Operating loss	(2,043)
Other income	1,091
Income tax expense	(85)

Loss before cumulative effect of accounting change	(1,037)
Cumulative effect of accounting change	(588,782)

Net loss	$(589,819)

Current Business Strategy

        Since the current management team was hired in early 2003, we have implemented a strategy designed to increase revenue, customer retention, profitability and competitiveness, reduce costs and improve the overall efficiency of our business. Our objective is to maintain and leverage our position as a leading provider of analog and digital video and HSI services. Key elements of our strategy are to own and operate an upgraded high-bandwidth two-way network, offer bundled services and deliver a quality customer experience. For additional information see Item 1, "Business—Business Strategy."

Discontinued Operations

        Revenue and expenses related to the CLEC Market Assets, which were transferred to TelCove effective April 2004 as part of the TelCove Global Settlement, have been included in loss from discontinued operations for all years presented in our consolidated statements of operations. For additional information, see Note 7, "TelCove," to the accompanying consolidated financial statements.

Trends

        The following table summarizes our subscribers before consolidation of the Rigas Co-Borrowing Entities, the subscribers of the Rigas Co-Borrowing Entities and our subscribers after consolidation of the Rigas Co-Borrowing Entities. Prior to January 1, 2004, we did not include the Rigas Co-Borrowing Entities' subscribers in our subscriber totals (amounts in thousands).

	December 31,			% Increase (decrease)
	2004	2003	2002	2004 vs. 2003	2003 vs. 2002
Subscribers before consolidation of the Rigas Co-Borrowing Entities:
Basic	4,841	5,085	5,191	(4.8)%	(2.0)%
Digital	1,857	1,802	1,693	3.0	6.4
HSI	1,320	954	620	38.4	53.9
Subscribers of the Rigas Co-Borrowing Entities:
Basic	228	—	—	nm	nm
Digital	85	—	—	nm	nm
HSI	77	—	—	nm	nm
Subscribers after consolidation of the Rigas Co-Borrowing Entities:
Basic	5,069	5,085	5,191	(0.3)%	(2.0)%
Digital	1,942	1,802	1,693	7.8	6.4
HSI	1,397	954	620	46.4	53.9

nm—not meaningful

        We face increasing competition for our video services primarily from DBS operators and for our HSI services from local telephone companies. Competition has put downward pressure on the number of basic subscribers and pricing for certain services. Excluding the consolidation of the Rigas Co-Borrowing Entities, basic cable subscribers decreased 4.8% in 2004 when compared to 2003 and have continued to decline through the first half of 2005. In an effort to reverse the trend of basic subscriber losses, we are increasing our subscriber retention efforts and our emphasis on enhancing and differentiating our video products and services with VOD, HDTV and DVRs. Despite these efforts, we may continue to experience a loss of basic cable subscribers.

        Excluding the consolidation of the Rigas Co-Borrowing Entities, digital cable subscribers increased 3.0% in 2004 when compared to 2003. Growth of digital cable subscribers has moderated from that of prior years. Future growth of our digital cable business is dependent upon our ability to retain our basic subscribers and to successfully market our digital cable services.

        Excluding the consolidation of the Rigas Co-Borrowing Entities, HSI subscribers increased 38.4% in 2004 when compared to 2003. We anticipate continued demand for our HSI services. However, as the existing HSI subscriber base grows, we expect the rate of growth will continue to decline.

        We use ARPU as a measure of performance for our business. ARPU represents total annual revenue, divided by twelve months, divided by an average of the number of monthly subscribers for the twelve month period.

        The following table summarizes ARPU for selected revenue components. The Rigas Co-Borrowing Entities are included in the ARPU calculations for the year ended December 31, 2004, but are not included in calculations for years prior to 2004. The consolidation of the Rigas Co-Borrowing Entities did not have a material impact on ARPU.

	Year ended December 31,
	2004	2003	Increase (decrease)	2003	2002	Increase (decrease)
ARPU:
Video revenue (including digital cable and media services), per basic subscriber	$56.76	$51.18	$5.58	$51.18	$47.26	$3.92

HSI revenue, per HSI subscriber	$37.60	$39.36	$(1.76)	$39.36	$34.95	$4.41

Total revenue, per basic subscriber	$66.21	$57.80	$8.41	$57.80	$51.08	$6.72

        ARPU for video revenue increased $5.58, or 11%, in 2004 and $3.92, or 8%, in 2003 when compared to the prior year. ARPU for HSI revenue decreased $1.76, or 4%, in 2004 and increased $4.41, or 13%, in 2003 when compared to the prior year. The decrease in the 2004 HSI ARPU was due to promotional offerings we used in response to increased competition. ARPU for total revenue increased $8.41 in 2004, or 15%, when compared to 2003 and increased $6.72, or 13%, in 2003 when compared to 2002. Historically, ARPU for total revenue has been increasing and we expect this trend to continue during 2005.

        Excluding the consolidation of the Rigas Co-Borrowing Entities, programming costs increased 4% and 10% in 2004 and 2003, respectively, when compared to prior years. Programming costs are expected to continue to rise during the next several years, primarily due to the expansion of service offerings and industry-wide programming cost increases (particularly with respect to sports programming), reflecting both inflation-indexed and negotiated license fee increases. To offset these increased costs, we expect to continue to review and adjust, as necessary, the pricing for our services and to create efficiencies in our operations. However, any cost increases that we are not able to pass on to our subscribers through service rate increases would reduce our operating margins unless offset by improved operational efficiencies.

        Recent examples of operational efficiencies include a reduction in the number of customer care call center operations and the introduction of interactive voice response technology. These changes are designed to improve operational efficiencies by reducing the overall cost of serving subscribers as well as providing a higher level of service to subscribers.

RESULTS OF OPERATIONS

2004 Compared to 2003

        The following table summarizes the results of operations for the periods presented (dollars in thousands):

	Year ended December 31,
	2004		2003
	$	% of Revenue	$	% of Revenue
Revenue	$4,143,388	100	$3,569,017	100

Costs and expenses:
Direct operating and programming	2,653,417	64	2,386,347	67
Selling, general and administrative:
Third party	329,427	8	268,288	8
Rigas Family Entities	—	—	(21,242)	(1)
Investigation and re-audit related fees	125,318	3	52,039	1

Total selling, general and administrative	454,745	11	299,085	8

Depreciation	961,840	23	846,097	24
Amortization	159,682	4	162,839	5
Impairment of long-lived assets	83,349	2	17,641	—
Provision for uncollectible amounts due from the Rigas Family and Rigas Family Entities	—	—	5,497	—
Gain on disposition of long-lived assets	(4,641)	—	—	—

Total costs and expenses	4,308,392	104	3,717,506	104

Operating loss	(165,004)	(4)	(148,489)	(4)

Other expense, net:
Interest expense, net of amounts capitalized	(402,627)		(381,622)
Other expense, net	(425,789)		(963)

Total other expense, net	(828,416)		(382,585)

Loss before reorganization expenses, income taxes, share of losses of equity affiliates, minority's interest, discontinued operations and cumulative effects of accounting changes	(993,420)		(531,074)
Reorganization expenses due to bankruptcy	(76,553)		(98,812)
Income tax benefit (expense)	2,843		(117,378)
Share of losses of equity affiliates, net	(7,926)		(2,826)
Minority's interest in loss of subsidiary	16,383		25,430

Loss from continuing operations before cumulative effects of accounting changes	(1,058,673)		(724,660)
Loss from discontinued operations	(571)		(107,952)
Cumulative effects of accounting changes	(851,629)		—

Net loss	$(1,910,873)		$(832,612)

Revenue

        Revenue increased $574 million, or 16%, during the year ended December 31, 2004 as compared to 2003, of which the consolidation of the Rigas Co-Borrowing Entities accounted for $194 million, or 5%. The following table summarizes revenue for the periods indicated (dollars in thousands, except ARPU amounts):

	Year ended December 31,
	2004		2003		2004 vs. 2003
	Revenue	% of Revenue	Revenue	% of Revenue	$ Increase (decrease)	% Increase (decrease)
Cable:
Video (including digital)	$3,308,985	80%	$2,942,602	82%	$366,383	12%
HSI	552,161	13	371,549	11	180,612	49
Media services	242,193	6	209,870	6	32,323	15

Total cable	4,103,339	99	3,524,021	99	579,318	16
Corporate and other	40,049	1	44,996	1	(4,947)	(11)

Total	$4,143,388	100%	$3,569,017	100%	$574,371	16%

ARPU	$66.21		$57.80		$8.41	15%

        Cable revenue increased $579 million, or 16%, during the year ended December 31, 2004, as compared to 2003, of which the Rigas Co-Borrowing Entities accounted for $194 million, or 5% ($153 million of video revenue, $32 million of HSI revenue and $9 million of media services revenue). The remaining increase in cable revenue was primarily attributable to increased revenue from HSI services, higher rates for basic and expanded basic service tiers, increased revenue from digital cable services and higher media services revenue. The positive impact of higher rates for basic and expanded basic service tiers was partially offset by a decrease in our basic subscriber base. An increase in HSI and digital cable subscribers accounted for most of the increase in revenue from these services. The increase in media services revenue was attributable to our ability to increase both the average rate received and the volume of advertising sold as a result of an industry wide trend of viewers switching from broadcast to cable, thereby increasing viewership and the advertising population. Year-end subscriber counts, excluding the Rigas Co-Borrowing Entities, increased 38.4% for HSI and 3.0% for digital cable and decreased 4.8% for basic cable when comparing 2004 to 2003.

        Corporate and other revenue includes revenue from our security monitoring business, our sports programming network (Empire Sports Network) and our long-distance telephone resale business. Corporate and other revenue decreased $5 million when comparing the year ended December 31, 2004 to 2003, due primarily to decreases in revenue related to both the Empire Sports Network and the long-distance telephone resale business.

Direct operating and programming costs

        Direct operating and programming costs increased $267 million, or 11%, during 2004, as compared to 2003, of which the consolidation of the Rigas Co-Borrowing Entities accounted for $115 million, or 5%. The following table summarizes direct operating and programming costs for the periods indicated (dollars in thousands):

	Year ended December 31,
	2004	2003	$ Increase (decrease)	% Increase (decrease)
Cable:
Programming costs	$1,149,168	$1,056,820	$92,348	9%
Other cable	1,480,292	1,297,713	182,579	14

Total cable	2,629,460	2,354,533	274,927	12
Corporate and other	23,957	31,814	(7,857)	(25)

Total	$2,653,417	$2,386,347	$267,070	11%

        Programming costs consist primarily of costs paid to programmers for the provision of analog, premium and digital channels and pay-per-view programs. Programming costs increased $92 million, or 9%, of which the consolidation of the Rigas Co-Borrowing Entities accounted for $51 million, or 5%. The remaining increase was primarily attributable to an increase in the rates paid to programming providers and an increase in the number of programming services offered. Excluding the consolidation of the Rigas Co-Borrowing Entities, the 2004 programming cost increase was below historic trends due primarily to the decrease in our basic subscriber base.

        Other cable operating costs consist of labor and other costs associated with the provision of cable services to subscribers and the operation and maintenance of our cable systems. Other cable operating costs increased $183 million, or 14%, of which the consolidation of the Rigas Co-Borrowing Entities accounted for $64 million, or 5%. The remaining increase was primarily the result of annual wage increases, costs associated with increased customer service call activities and costs incurred to repair damage to our cable systems caused by the hurricanes in the southeastern United States in 2004.

        Our corporate and other operating costs include costs associated with our sports programming network, our security monitoring business and long-distance telephone resale business. Such costs decreased $8 million due to decreases in employee costs related to the de-emphasis of our long-distance telephone resale business and decreased Empire Sports Network license fees.

        Total direct operating and programming expenses, expressed as a percentage of revenue, decreased to 64% for the year ended December 31, 2004 from 67% for the year ended December 31, 2003. This decrease reflects increased cable revenue from higher rates, as explained above, and improving operating efficiencies.

Selling, general and administrative expenses ("SG&A")

        Third party and Rigas Family Entities.    Third party and Rigas Family Entities' SG&A expenses increased $82 million, or 33%, during 2004, as compared to 2003, of which the consolidation of the Rigas Co-Borrowing Entities accounted for $12 million, or 5%. The following table summarizes certain components of third party and Rigas Family Entities' SG&A expenses for the indicated periods (dollars in thousands):

	Year ended December 31,
	2004	2003	$ Increase (decrease)	% Increase (decrease)
Cable	$122,344	$101,990	$20,354	20%
Corporate and other	207,083	145,056	62,027	43

Total	$329,427	$247,046	$82,381	33%

        Third party and Rigas Family Entities' SG&A expenses consist of salaries and benefits, marketing expenses, professional fees, insurance and other general and administrative expenses related to our operations. Cable SG&A expenses increased approximately $20 million when comparing the year ended December 31, 2004 to 2003, primarily due to increased marketing expenses and the consolidation of the Rigas Co-Borrowing Entities discussed above. The increased marketing expenses were the result of our efforts to retain our basic subscriber base and continue to grow the number of HSI subscribers.

        Corporate and other SG&A expenses include those expenses associated with our corporate functions, our sports programming network, our security monitoring business and our long-distance telephone resale business. Corporate and other SG&A expenses increased $62 million, primarily due to increases in contracted professional fees, maintenance and repair expenses, employee expenses and insurance expenses. These increases include, among other items, expenses associated with compliance with the Sarbanes-Oxley Act, higher hardware and software maintenance expenses, and higher directors' and officers' liability insurance premiums incurred during 2004, as compared to 2003.

        Investigation and re-audit related fees.    We incurred costs that, although not directly related to the Chapter 11 filing, are related to the investigation of the alleged actions of Rigas Management and related efforts to comply with applicable laws and regulations. These expenses include re-audit, legal and forensic consulting fees and aggregated $125 million and $52 million for the years ending December 31, 2004 and 2003, respectively. The consolidation of the Rigas Co-Borrowing Entities accounted for $17 million of the increase, all of which relates to legal defense costs of the Rigas Family.

Depreciation

        Depreciation expense increased by $116 million, or 14%, during 2004, as compared to 2003. The following table summarizes certain components of depreciation expense for the indicated periods (dollars in thousands):

	Year ended December 31,
	2004	2003	$ Increase (decrease)	% Increase (decrease)
Cable	$925,284	$823,909	$101,375	12%
Corporate and other	36,556	22,188	14,368	65

Total	$961,840	$846,097	$115,743	14%

        Cable depreciation expense increased $101 million, of which the consolidation of the Rigas Co-Borrowing Entities accounted for $39 million, or 5%. The remaining increase was primarily attributable to a reduction in the useful life used to depreciate standard definition digital set-top boxes from five years to four years (for additional information, see Note 3, "Summary of Significant Accounting Policies," to the accompanying consolidated financial statements). Offsetting these increases was the net effect of a decrease in depreciation expense associated with property and equipment that has become fully depreciated or retired and increases in depreciation expense due to capital expenditures.

Amortization

        Amortization expense decreased to $160 million for the year ended December 31, 2004, as compared to $163 million in 2003. As described in Note 3, "Summary of Significant Accounting Policies," to the accompanying consolidated financial statements, beginning in 2004, we began amortizing our customer relationships using the double declining balance method. The effect of the change in 2004 was to decrease amortization expense by $23 million. This decrease was partially offset by increases due to the consolidation of the Rigas Co-Borrowing Entities and amortization of internally developed software costs.

Impairment of long-lived assets

        Impairment charges were $83 million in 2004, as compared to $18 million in 2003. During 2004, we recognized impairment charges related to our cable franchise rights. During 2003, we evaluated the recoverability of our long-lived assets in Brazil and recognized impairment charges of $17 million. In addition, impairment charges of $1 million were recognized in 2003 related to our cable franchise rights. For additional information, see Note 10, "Impairment of Long-Lived Assets," to the accompanying consolidated financial statements.

Provision for uncollectible amounts due from the Rigas Family and Rigas Family Entities

        We recorded provisions for amounts due from the Rigas Family and Rigas Family Entities of $5 million in 2003. For additional information, see Note 6, "Transactions with the Rigas Family and Rigas Family Entities," to the accompanying consolidated financial statements.

Gain on disposition of long-lived assets

        In 2004, we recorded a $5 million gain related to the sale of a radio station we owned in Buffalo, New York.

Interest expense, net of amounts capitalized

        Interest expense, net of amounts capitalized, was $403 million in 2004, as compared to $382 million in 2003, an increase of $21 million, or 6%. The increase relates to higher average monthly outstanding debt balances, higher average interest rates and lower capitalized interest in 2004, as compared to 2003. Since the Petition Date, we have been paying or accruing interest only on amounts outstanding under the DIP facilities and the pre-petition credit agreements, including the entire principal balance outstanding under the Co-Borrowing Facilities.

Reorganization expenses due to bankruptcy

        Certain expenses directly related to the Chapter 11 filing are expensed and included in reorganization expenses due to bankruptcy. Such expenses aggregated $77 million and $99 million during 2004 and 2003, respectively. The decrease was primarily due to a $15 million decrease in contract rejections. We will continue to incur significant reorganization expenses until we emerge from bankruptcy. For additional information, see Note 2, "Bankruptcy Proceedings and Sale of Assets of the Company," to the accompanying consolidated financial statements.

Other expense, net

        We recorded other expenses, net of $426 million and $1 million during 2004 and 2003, respectively. During 2004, we recorded a $425 million charge related to the Non-Prosecution Agreement. For additional information, see Note 17, "Commitments and Contingencies," to the accompanying consolidated financial statements.

Income tax benefit (expense)

        Our income tax benefit was $3 million during 2004 and our income tax expense was $117 million during 2003. Such amounts differ from the amounts that would have resulted from the application of statutory tax rates due primarily to increases in the valuation allowances provided against our NOL carryforwards and other deferred tax assets during 2004 and 2003. Such valuation allowances do not take into account the NOL carryforwards that could be utilized to offset the income that will result if the Sale Transaction is consummated. During 2004, we re-evaluated the impact on our valuation allowance due to the timing of our reversing temporary differences, including our policy of netting the effect of reversing temporary differences associated with customer relationship intangible assets with intangible assets that have indefinite lives. As a result of this evaluation, we changed the expectations for scheduling the expected reversal of our deferred tax liabilities associated with these intangible assets and included in our income tax benefit for 2004 a $166 million reduction in the valuation allowances on deferred tax assets related to current expectations for the reversal of our deferred tax liabilities. For additional information, see Note 15, "Income Taxes," to the accompanying consolidated financial statements.

Share of losses of equity affiliates, net

        Our share of losses of our equity affiliates was $8 million and $3 million during 2004 and 2003, respectively. We recorded an impairment charge of $2 million in the third quarter of 2004 to write down the carrying value of our investment in an entity that owns and operates cable television systems in Venezuela and Colombia to its estimated fair value. In December 2004, we completed the sale of this investment for cash proceeds equal to its carrying value.

Minority's interest in loss of subsidiary

        Minority's interest in loss of subsidiary was $16 million in 2004, as compared to $25 million in 2003. Minority's interest in loss of subsidiary represents the minority interest owner's share of the loss of our majority-owned subsidiary, Century-TCI.

Loss from discontinued operations

        As discussed in Note 7, "TelCove," to the accompanying consolidated financial statements, the transfer of economic risks and benefits of the CLEC Market Assets to TelCove pursuant to the Global Settlement occurred on April 7, 2004. Accordingly, the loss from discontinued operations was significantly lower for the year ended December 31, 2004 as compared to 2003. The $571,000 loss from discontinued operations for 2004 included revenue of $9.1 million and $9.6 million of costs and expenses. The $108 million loss from discontinued operations for 2003 included $37 million of revenue and $145 million of costs and expenses, of which $98 million relates to charges recorded as a result of the Global Settlement with TelCove.

Cumulative effects of accounting changes

        As a result of the adoption of FIN 46-R and the consolidation of the Rigas Co-Borrowing Entities, we recorded a charge of $589 million as a cumulative effect of an accounting change on January 1, 2004. See Note 5, "Variable Interest Entities," to the accompanying consolidated financial statements for additional information. In addition, beginning in 2004, we began amortizing our customer relationships using the double declining balance method. Customer relationships were amortized using the straight-line method prior to 2004. The application of the new amortization method to customer relationships acquired prior to 2004 resulted in an additional charge of $263 million which has been reflected as a cumulative effect of a change in accounting principle. See Note 3, "Summary of Significant Accounting Policies," to the accompanying consolidated financial statements for additional information.

Net loss

        Our net loss was $1,911 million during 2004, as compared to $833 million during 2003. As described above, during 2004, we recorded charges of $852 million for cumulative effects of accounting changes and a $425 million charge related to the Non-Prosecution Agreement. In addition, although revenue increased by 16% and, as a percentage of revenue, direct operating and programming declined, increases in other costs and expenses, including a $73 million increase in investigation and re-audit related fees, offset the revenue increase. Impairment charges also increased by $66 million in 2004, as compared to 2003.

        We are attempting to improve our operating results by increasing revenue while containing, and wherever possible, reducing expenses and capital expenditures. Future increases in revenue are dependent on our ability to: (i) increase the penetration of our digital and HSI services; (ii) launch new service offerings; (iii) implement rate increases; and (iv) maintain or increase the number of basic cable subscribers. We implemented cost reduction and containment efforts in 2004 and 2003 and we expect to focus on available opportunities to reduce or contain costs for the foreseeable future. Our ability to increase revenue and reduce or contain expenses and capital expenditures may be adversely affected by unfavorable developments in the Chapter 11 proceedings, by the Sale Transaction and by competitive, regulatory, technological and other factors outside of our control. Accordingly, no assurance can be given that we will be able to improve our operating results in future periods.

2003 Compared to 2002

        The following table summarizes the results of operations for the periods presented (dollars in thousands):

	Year ended December 31,
	2003		2002
	$	% of Revenue	$	% of Revenue
Revenue	$3,569,017	100	$3,215,951	100

Costs and expenses:
Direct operating and programming	2,386,347	67	2,256,533	70
Selling, general and administrative:
Third party	268,288	8	253,420	8
Rigas Family Entities	(21,242)	(1)	(15,173)	(1)
Investigation and re-audit related fees	52,039	1	56,519	2
Compensation benefit on equity security transactions with the Rigas Family and Rigas Family Entities	—	—	(101,000)	(3)

Total selling, general and administrative	299,085	8	193,766	6

Depreciation	846,097	24	956,308	30
Amortization	162,839	5	168,881	5
Impairment of long-lived assets	17,641	—	2,031,757	63
Provision for uncollectible amounts due from TelCove	—	—	549,407	17
Provision for uncollectible amounts due from the Rigas Family and Rigas Family Entities	5,497	—	1,762,241	55
Loss on disposition of long-lived assets	—	—	6,747	—

Total costs and expenses	3,717,506	104	7,925,640	246

Operating loss	(148,489)	(4)	(4,709,689)	(146)

Other expense, net:
Interest expense, net of amounts capitalized	(381,622)		(748,382)
Interest expense on debt securities held by the Rigas Family Entities	—		(10,343)
Other expense, net	(963)		(148,765)

Total other expense, net	(382,585)		(907,490)

Loss before reorganization expenses, income taxes, share of losses of equity affiliates, minority's interest, discontinued operations and cumulative effects of accounting changes	(531,074)		(5,617,179)
Reorganization expenses due to bankruptcy	(98,812)		(48,206)
Income tax expense	(117,378)		(76,620)
Share of losses of equity affiliates, net	(2,826)		(119,764)
Minority's interest in loss of subsidiary	25,430		118,704

Loss from continuing operations before cumulative effect of accounting change	(724,660)		(5,743,065)
Loss from discontinued operations	(107,952)		(39,457)
Cumulative effect of accounting change	—		(1,406,306)

Net loss	$(832,612)		$(7,188,828)

Revenue

        Revenue increased $353 million, or 11%, during 2003, as compared to 2002. The following table summarizes revenue for the indicated periods (dollars in thousands, except ARPU amounts):

	Year ended December 31,
	2003		2002		2003 vs. 2002
	Revenue	% of Revenue	Revenue	% of Revenue	$ Increase (decrease)	% Increase (decrease)
Cable:
Video (including digital)	$2,942,602	82%	$2,779,861	86%	$162,741	6%
HSI	371,549	11	196,383	6	175,166	89
Media services	209,870	6	191,436	6	18,434	10

Total cable	3,524,021	99	3,167,680	98	356,341	11
Corporate and other	44,996	1	48,271	2	(3,275)	(7)

Total	$3,569,017	100%	$3,215,951	100%	$353,066	11%

ARPU	$57.80		$51.08		$6.72	13%

        Cable revenue increased $356 million, or 11%, during 2003, as compared to 2002. The increase in cable revenue was primarily attributable to increased revenue from HSI services, higher rates for basic and expanded basic service tiers, increased revenue from digital cable services and higher media services revenue. The positive impact of higher rates for basic and expanded basic service tiers was partially offset by a decrease in our basic subscriber base. An increase in HSI and digital cable subscribers accounted for most of the increase in revenue from these services. The $18 million increase in media services revenue was attributable to our ability to increase both the average rate received and the volume of advertising sold as a result of an industry wide trend of viewers switching from broadcast to cable, thereby increasing viewership and the advertising population. Subscribers increased 53.9% for HSI services and 6.4% for digital cable, and decreased 2.0% for basic cable, when comparing 2003 to 2002.

        Corporate and other revenue declined in 2003, primarily as a result of our decision to no longer actively promote the long-distance telephone resale line of business.

Direct operating and programming costs

        Direct operating and programming costs increased $130 million, or 6%, during 2003, as compared to 2002. The following table summarizes direct operating and programming costs for the periods indicated (dollars in thousands):

	Year ended December 31,
	2003	2002	$ Increase (decrease)	% Increase (decrease)
Cable:
Programming costs	$1,056,820	$958,485	$98,335	10%
Other cable	1,297,713	1,254,375	43,338	3

Total cable	2,354,533	2,212,860	141,673	6
Corporate and other	31,814	43,673	(11,859)	(27)

Total	$2,386,347	$2,256,533	$129,814	6%

        Programming costs increased $98 million, or 10%, primarily due to an increase in the rates paid to programming providers, partially offset by a decrease in basic subscribers. An increase in the number of programming services offered also contributed to the increase.

        The increase in other cable operating costs of $43 million, or 3%, was attributable to increases in employee benefit costs due to rising medical benefit costs and increases in customer call center costs primarily related to our increased focus on quality customer care. These increases were partially offset by a decrease in contract labor costs.

        Our corporate and other operating costs declined $12 million primarily as a result of our decision to no longer actively promote the long-distance telephone resale line of business.

        Total direct operating and programming costs, expressed as a percentage of revenue, decreased to 67% in 2003 from 70% in 2002. This decrease reflects increased cable revenue from higher rates, as explained above, and improving operating efficiencies.

Selling, general and administrative expenses

        Third party and Rigas Family Entities.    Third party and Rigas Family Entities' SG&A expenses increased $9 million, or 4%, during 2003, as compared to 2002. The following table summarizes certain components of third party and Rigas Family Entities' SG&A expenses for the indicated periods (dollars in thousands):

	Year ended December 31,
	2003	2002	$ Increase (decrease)	% Increase (decrease)
Cable	$101,990	$86,568	$15,422	18%
Corporate and other	145,056	151,679	(6,623)	(4)

Total	$247,046	$238,247	$8,799	4%

        Third party and Rigas Family Entities' SG&A expenses for the cable business increased $15 million, or 18%, primarily due to higher marketing expenses. The higher marketing expenses were associated with costs to develop and launch new packaging and pricing plans for digital cable and HSI during 2003.

        Corporate and other SG&A expenses decreased $7 million, primarily due to a decrease in contracted professional fees, capital-based taxes due to state taxing authorities and administrative overhead expenses partially offset by an increase in employee expenses when compared to the 2002 period.

        Investigation and re-audit related fees.    Investigation and re-audit related fees were $52 million and $57 million during 2003 and 2002, respectively.

        Compensation benefit on equity security transactions with the Rigas Family and Rigas Family Entities.    In 2001, we agreed to issue 7,500,000 shares of Class B Common Stock and 2,000,000 shares of Series E Preferred Stock to the Other Rigas Entities no later than August 12, 2002 for aggregate cash consideration of $203 million. As the equity securities were to be issued to entities controlled by the Rigas Family, certain of whom were employees, we recognized compensation expense of $101 million in 2001 based on the difference between the purchase price of the securities and their market price, in accordance with APB Opinion No. 25. We recognized a compensation benefit of $101 million during 2002 as no shares were issued under the agreement.

Depreciation

        Depreciation expense decreased by $110 million, or 12%, during 2003, as compared to 2002. The following table summarizes certain components of depreciation expense for the indicated periods (dollars in thousands):

	Year ended December 31,
	2003	2002	$ Increase (decrease)	% Increase (decrease)
Cable	$823,909	$926,661	$(102,752)	(11)%
Corporate and other	22,188	29,647	(7,459)	(25)

Total	$846,097	$956,308	$(110,211)	(12)%

        The $103 million decrease in cable depreciation expense during 2003, as compared to 2002, was attributable to the net effect of (i) a decrease in depreciation expense associated with property and equipment that has become fully depreciated or was retired and (ii) an increase in depreciation expense due to capital expenditures. Associated with the rebuild and upgrade of our cable systems, the useful lives used to depreciate cable plant have been adjusted or accelerated such that the cable plant will be fully depreciated by the time the rebuild has been completed. Such accelerated depreciation declined by $54 million in 2003 as compared to 2002.

        Corporate and other depreciation expense decreased $7 million primarily as a result of other non-cable property and equipment becoming fully depreciated or being retired.

Amortization

        Amortization expense was $163 million in 2003, as compared to $169 million in 2002.

Impairment of long-lived assets

        Impairment charges were $18 million in 2003, as compared to $2,032 million in 2002. During 2003, we evaluated the recoverability of our long-lived assets in Brazil and recognized impairment charges of $17 million. In addition, impairment charges of $1 million were recognized in 2003 related to our cable franchise rights. During 2002, we evaluated the recoverability of our long-lived assets and recognized impairment charges totaling $2,032 million related to the impairment of certain tangible and intangible assets. This amount primarily relates to impairments of cable franchise rights and goodwill recorded as a result of the decline in the fair value of our cable franchise rights and goodwill driven by the Debtors' Chapter 11 filing. Impairments were also recognized in 2002 related to the discontinuance of an internal operation's, call center and billing system that we had been developing internally since 1998 and our decision to cease construction of a golf course. For additional information, see Note 10, "Impairment of Long-Lived Assets," to the accompanying consolidated financial statements.

Provision for uncollectible amounts due from TelCove

        During 2002, we recorded an aggregate $549 million provision for uncollectible amounts due from TelCove, representing the full amount that had been advanced to TelCove. For additional information, see Note 7, "TelCove," to the accompanying consolidated financial statements.

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

Loss on disposition of long-lived assets

        In 2002, we sold certain timber rights which had been acquired by Rigas Management, recognizing a loss of $7 million. For additional information, see Note 6, "Transactions with the Rigas Family and Rigas Family Entities," to the accompanying consolidated financial statements.

Interest expense, net of amounts capitalized

        Interest expense, net of amounts capitalized, was $382 million in 2003 as compared to $759 million in 2002, a decrease of $376 million, or 50%. The decrease principally reflects interest that was not paid or accrued on certain debt that was subject to compromise as a result of our Chapter 11 filing. The remainder of the decrease relates to lower average monthly outstanding debt balances and lower average interest rates in 2003 as compared to 2002. This decrease in interest expense was partially offset by a $15 million decrease in capitalized interest during 2003, as compared to 2002. Since the Petition Date, we have been paying or accruing interest only on amounts outstanding under the DIP facilities and the pre-petition credit agreements, including the entire principal balance outstanding under the Co-Borrowing Facilities.

Reorganization expenses due to bankruptcy

        Reorganization expenses due to bankruptcy aggregated $99 million and $48 million during 2003 and 2002, respectively. The increase was primarily due to a $34 million increase in professional fees due to a full year of reorganization activity in 2003 and a $16 million increase in contract rejection costs. We will continue to incur significant reorganization expenses until we emerge from bankruptcy. For additional information, see Note 2, "Bankruptcy Proceedings and Sale of Assets of the Company," to the accompanying consolidated financial statements.

Other expense, net

        Other expense was $1 million and $149 million during 2003 and 2002, respectively. During 2002, we recorded a $175 million reserve related to the SEC Civil Action. For additional information, see Note 17, "Commitments and Contingencies," to the accompanying consolidated financial statements. This reserve was partially offset by the recognition of approximately $37 million of previously deferred revenue upon the termination of agreements with certain providers of interactive programming.

Income tax expense

        Our income tax expense was $117 million and $77 million during 2003 and 2002, respectively. Such amounts differ from the amounts that would have resulted from the application of statutory tax rates due primarily to increases in the valuation allowances provided against our NOL carryforwards and other deferred tax assets during 2003 and 2002. Such valuation allowances do not take into account the

NOL carryforwards that could be utilized to offset the income that will result if the Sale Transaction is consummated. For additional information, see Note 15, "Income Taxes," to the accompanying consolidated financial statements.

Share of losses of equity affiliates, net

        Our share of losses of our equity affiliates was $3 million and $120 million during 2003 and 2002, respectively. The 2002 amount includes $123 million of the losses of Devon Mobile. The Devon Mobile losses include $114 million of charges that were recognized by us in connection with Devon Mobile's Chapter 11 filing. As a result of the separate Chapter 11 filings of Devon Mobile and Century/ML Cable, we suspended the use of the equity method of accounting effective August 19, 2002 for Devon Mobile and effective September 30, 2002 for Century/ML Cable. Subsequent to the respective effective dates of such Chapter 11 filings, we have carried each of these investments at cost. In addition, in connection with the Devon Mobile bankruptcy filing, the receivables from Devon Mobile have been fully reserved and the investment has been fully impaired. For additional information, see Note 9, "Investments in Equity Affiliates and Related Receivables," to the accompanying consolidated financial statements.

Minority's interest in loss of subsidiary

        Minority's interest in loss of subsidiary was $25 million in 2003 as compared to $119 million in 2002. Minority's interest in loss of subsidiary represents the minority interest owner's share of the loss of our majority-owned subsidiary, Century-TCI. The decrease was attributable primarily to impairment charges of $333 million relating to goodwill and franchise intangible assets in 2002. In 2002, the minority's interest share of such impairment charges was $83 million.

Loss from discontinued operations

        As discussed in Note 7, "TelCove," to the accompanying consolidated financial statements, the transfer of economic risks and benefits of the CLEC Market Assets to TelCove pursuant to the Global Settlement occurred on April 7, 2004. Accordingly, the $108 million loss from discontinued operations for 2003 included $37 million of revenue and $145 million of costs and expenses. During the fourth quarter of 2003, we recorded a $98 million charge related to the Global Settlement with TelCove. This charge has been included in discontinued operations in the consolidated statement of operations for the year ended December 31, 2003.

        The $39 million loss from discontinued operations for 2002 included $53 million of revenue and $92 million of costs and expenses.

Cumulative effect of accounting change

        In connection with our January 1, 2002 adoption of SFAS No. 142, we recognized a $1,406 million transitional impairment loss as a cumulative effect of a change in accounting principle. For additional information, see Note 10, "Impairment of Long-Lived Assets," to the accompanying consolidated financial statements.

Net loss

        Our net loss was $833 million during 2003, as compared to $7,189 million during 2002. During 2003, we recorded charges of $121 million for TelCove, for impairments and for provisions for uncollectible amounts from the Rigas Family and Rigas Family Entities, as compared to $4,343 million in 2002. Additionally, in 2002 we recognized a $1,406 million impairment loss as a cumulative effect of a change in accounting principle as a result of the adoption of SFAS No. 142.

LIQUIDITY AND CAPITAL RESOURCES

Historical Sources and Uses of Cash

        The following table summarizes net cash provided by operating activities, net cash used in investing activities and net cash provided by financing activities during the indicated periods (amounts in thousands):

	Year ended December 31,
	2004	2003	2002
Operating activities	$511,692	$507,857	$651,295

Investing activities:
Capital expenditures	$(820,913)	$(723,521)	$(1,235,884)
Other investing activities	83,249	197,626	(408,018)

Total investing activities	$(737,664)	$(525,895)	$(1,643,902)

Financing activities	$312,220	$47,069	$1,094,763

        Operating Activities.    Net cash provided by operating activities for the years ended December 31, 2004, 2003 and 2002 was $512 million, $508 million and $651 million, respectively. The $4 million increase in net cash provided by operating activities during 2004 as compared to 2003 was primarily attributable to increased cash generated by our operations, offset by cash settlements. In 2004, we settled $131 million of accounts payable and accrued liabilities which were classified as liabilities subject to compromise at December 31, 2003. In addition, we paid $60 million to TelCove in 2004 as part of the Global Settlement which was reflected as an accrued liability at December 31, 2003. The decrease in cash provided by operating activities for 2003 as compared to 2002 was primarily attributable to our inability, prior to the Debtors' Chapter 11 filing, to timely pay our vendors in 2002. Payments to vendors were more timely in 2003.

        Investing Activities.    Net cash used in investing activities increased to $738 million for 2004 compared to $526 million for 2003. We continued to make significant capital expenditures to upgrade and rebuild our cable systems and to support the launch of new services and such expenditures increased 13% to $821 million in 2004 compared to $724 million for 2003. In 2004, cash provided by other investing activities decreased by $114 million as compared to 2003. A reduction in restricted cash and net cash advances from the Rigas Family and Rigas Family Entities were the main drivers of this decline. The change in net cash received from the Rigas Family and Rigas Family Entities was primarily due to the consolidation of the Rigas Co-Borrowing Entities effective January 1, 2004. The decrease in cash used in investing activities in 2003 compared to 2002 was primarily attributable to reduced capital spending, which began around the time of the Chapter 11 filing and continued into 2003. Also contributing to the decrease in cash used in investing activities was a decrease in restricted cash of $148 million in 2003 compared to an increase of $237 million in 2002, as well as net cash received from the Rigas Family Entities of $61 million in 2003 compared to net cash advanced to the Rigas Family and Rigas Family Entities of $114 million in 2002.

        Financing Activities.    Net cash provided by financing activities increased by $265 million in 2004, as compared to 2003, primarily due to increased borrowings made pursuant to the DIP facilities, net of repayments. The increased borrowings were used to fund the increase in capital expenditures, cash settlements of certain liabilities subject to compromise and the Global Settlement discussed above. The lower levels of cash provided by financing activities during 2003 as compared to 2002 was primarily a function of a decrease in cash used in investing activities in response to the reduction in our financial flexibility that resulted from the Debtors' Chapter 11 filing.

CURRENT AND FUTURE SOURCES OF LIQUIDITY

General

        Since the Petition Date, we have utilized cash provided by operating activities and borrowings under the DIP Facility, the First Extended DIP Facility and the Second Extended DIP Facility to fund capital expenditures and other liquidity requirements. As discussed in greater detail below, our restricted cash balances do not represent sources of short-term liquidity.

DIP Facility and First Extended DIP Facility

        In connection with the Chapter 11 filings, the Loan Parties entered into the $1,500 million DIP Facility. On May 10, 2004, the Loan Parties entered into the $1,000 million First Extended DIP Facility, which superseded and replaced in its entirety the DIP Facility. The First Extended DIP Facility was superseded and replaced in its entirety by the Second Extended DIP Facility, which is described below.

        The First Extended DIP Facility was scheduled to mature upon the earlier of March 31, 2005 or upon the occurrence of certain other events, as described in the First Extended DIP Facility. Upon the closing of the First Extended DIP Facility, we borrowed an aggregate of $391 million under the First Extended DIP Facility, and used all such proceeds to repay all of the then outstanding principal, accrued interest and certain related fees and expenses under the DIP Facility. The proceeds from the borrowings under the First Extended DIP Facility were permitted to be used for general corporate purposes and investments, as defined in the First Extended DIP Facility. The First Extended DIP Facility was secured with a first priority lien on all of the Loan Parties' unencumbered assets, a priming first priority lien on all assets of the Loan Parties securing their pre-petition bank debt and a junior lien on all other assets of the Loan Parties. The First Extended DIP Facility was comprised of an $800 million Tranche A Loan and a $200 million Tranche B Loan. Loans under the First Extended DIP Facility accrued interest at the Alternative Base Rate as defined in the First Extended DIP Facility, plus 1.50% or the Adjusted London interbank offered rate ("LIBOR") as defined in the First Extended DIP Facility, plus 2.50%.

        The terms of the First Extended DIP Facility contained certain restrictive covenants, which included limitations on the ability of the Loan Parties to: (i) incur additional guarantees, liens and indebtedness; (ii) sell or otherwise dispose of certain assets; and (iii) pay dividends or make other distributions, loans or payments with respect to any shares of capital stock, subject to certain exceptions set forth in the First Extended DIP Facility. The First Extended DIP Facility also required compliance with certain financial covenants with respect to operating results and capital expenditures. These financial covenants became effective for periods beginning May 1, 2003. From time to time, the Loan Parties and the DIP lenders entered into certain amendments to the terms of the First Extended DIP Facility. In addition, from time to time, we received waivers to prevent or cure certain defaults under the First Extended DIP Facility.

        On June 29 and July 30, 2004, certain Loan Parties made mandatory prepayments of principal on the First Extended DIP Facility in connection with the consummation of certain asset sales. In addition, the total commitment for the entire First Extended DIP Facility was reduced to $996 million, with the total commitment of the Tranche A Loan being reduced to $797 million and the total commitment of the Tranche B Loan being reduced to slightly less than $200 million. As of December 31, 2004, $428 million under the Tranche A Loan has been drawn and letters of credit totaling $117 million have been issued under the Tranche A Loan, leaving availability of $252 million under the Tranche A Loan. Furthermore, as of December 31, 2004, the entire Tranche B Loan had been drawn.

Second Extended DIP Facility

        On February 25, 2005, the Loan Parties entered into the $1,300 million Second Extended DIP Facility, which supersedes and replaces in its entirety the First Extended DIP Facility. The Second Extended DIP Facility was approved by the Bankruptcy Court on February 22, 2005 and closed on February 25, 2005. Except as set forth below, the material terms and conditions of the Second Extended DIP Facility are substantially identical to the material terms and conditions of the First Extended DIP Facility, including the covenants and collateral securing the Second Extended DIP Facility.

        The Second Extended DIP Facility matures upon the earlier of March 31, 2006 or the occurrence of certain other events, as described in the Second Extended DIP Facility. The Second Extended DIP Facility is comprised of an $800 million Tranche A Loan (including a $500 million letter of credit subfacility) and a $500 million Tranche B Loan. The proceeds from borrowings under the Second Extended DIP Facility are permitted to be used for general corporate purposes and investments, as defined in the Second Extended DIP Facility. The Second Extended DIP Facility is secured with a first priority lien on all of the Loan Parties' unencumbered assets, a priming first priority lien on all assets of the Loan Parties securing their pre-petition bank debt and a junior lien on all other assets of the Loan Parties. The applicable margin on loans extended under the Second Extended DIP Facility was reduced (when compared to the First Extended DIP Facility) to 1.25% per annum in the case of Alternate Base Rate loans and 2.25% per annum in the case of Adjusted LIBOR rate loans. In addition, under the Second Extended DIP Facility, the commitment fee with respect to the unused portion of the Tranche A Loan was changed from a commitment fee of between 0.50% and 0.75% per annum to 0.50% per annum.

        In connection with the closing of the Second Extended DIP Facility, on February 25, 2005, the Loan Parties borrowed an aggregate of $578 million thereunder, and used all such proceeds and a portion of available cash and cash equivalents to repay all of the indebtedness, including accrued and unpaid interest and certain fees and expenses, outstanding under the First Extended DIP Facility. In addition, all of the participations in the letters of credit outstanding under the First Extended DIP Facility were transferred to certain lenders under the Second Extended DIP Facility.

        The terms of the Second Extended DIP Facility contain certain restrictive covenants, which include limitations on the ability of the Loan Parties to (i) incur additional guarantees, liens and indebtedness, (ii) sell or otherwise dispose of certain assets and (iii) pay dividends or make other distributions or payments with respect to any shares of capital stock, subject to certain exceptions set forth in the Second Extended DIP Facility. The Second Extended DIP Facility also requires compliance with certain financial covenants with respect to operating results and capital expenditures.

        On March 9, 2005, certain Loan Parties cash collateralized certain letters of credit outstanding under the Second Extended DIP Facility in connection with the consummation of certain asset sales. On May 27, 2005, certain Loan Parties made mandatory prepayments of principal on the Second Extended DIP Facility in connection with the consummation of certain asset sales. As a result, the total commitment of the entire Second Extended DIP Facility was reduced to $1,276 million, with the total commitment of the Tranche A Loan being reduced to $776 million. As of June 30, 2005, $202 million under the Tranche A Loan has been drawn and letters of credit totaling $86 million have been issued under the Tranche A Loan, leaving availability of $488 million under the Tranche A Loan. Furthermore, as of June 30, 2005, the entire $500 million under the Tranche B Loan has been drawn.

Summary of Corporate Structure for DIP Facilities

        Adelphia owns all of the issued and outstanding shares of capital stock of ACC Investment Holdings, Inc., U.S. Tele-Media Investment Company and ACC Operations, Inc. ("ACC Operations"). All of our remaining subsidiaries are wholly or partly owned subsidiaries of ACC Operations. Prior to the commencement of the Chapter 11 Cases, certain of Adelphia's subsidiaries were parties to one of six separate credit facilities. In connection with the DIP facilities, Adelphia and its subsidiaries were divided into nine borrowing groups, with certain other entities in the structure acting as guarantors for all borrowings under the DIP facilities. Each of these borrowing groups is referred to in this Annual Report as a "Borrower Group." Generally, the Adelphia subsidiaries that were party to the six credit facilities were grouped in separate Borrower Groups named for such facility, and the Adelphia subsidiaries that were unencumbered prior to the Petition Date were grouped in the Silo 7A Borrower Group, the Arahova Borrower Group, the Silo 7C Borrower Group and the Parent/Guarantor Borrower Group. The Borrower Groups are as follows: (1) the Century Borrower Group; (2) the Century-TCI Borrower Group; (3) the FrontierVision Borrower Group; (4) the Parnassos Borrower Group; (5) the Olympus Borrower Group; (6) the UCA Borrower Group; (7) the Silo 7A Borrower Group; (8) the Arahova Borrower Group; (9) the Silo 7C Borrower Group; and (10) the Holding Company Borrower Group. The following chart depicts a summary of the corporate structure of Adelphia and its subsidiaries as of December 31, 2004.

Cash Provided by Operating Activities

        Consistent with our historical experience, we expect that net cash provided by operating activities will continue to represent an important source of liquidity for us in future periods. We consider both traditional GAAP and alternative measures of cash generated by our operations when evaluating this source of liquidity. Free cash flow is an important alternative indicator we use to measure our ability to service debt. Free cash flow, which is defined by us as net cash provided by operating activities less capital expenditures, is used by us as a measure of liquidity. Our definition of free cash flow may differ from similar cash flow measurements used by other public companies, including other public companies offering similar services. We believe that free cash flow provides a useful means of evaluating our liquidity by enabling us to focus on our ability to service debt and make strategic investments, after giving effect to capital expenditures, which is a significant and ongoing obligation for us. See "Current and Future Uses of Liquidity—Capital Expenditures" below. However, free cash flow is not intended to replace or supersede any information presented in accordance with GAAP. The following table presents the non-GAAP measure, free cash flow deficit, together with a reconciliation of such alternative measure to the corresponding GAAP measure, net cash provided by operating activities, for the indicated periods (amounts in thousands):

	Year ended December 31,
	2004	2003	2002
Free cash flow deficit	$(309,221)	$(215,664)	$(584,589)
Adjustments to reconcile free cash flow to net cash provided by operating activities:
Capital expenditures	820,913	723,521	1,235,884

Net cash provided by operating activities	$511,692	$507,857	$651,295

        Net cash provided by operating activities is largely a function of the revenue generated and cash expenses incurred during the period. Accordingly, the future reliability of net cash provided by operating activities is dependent on our ability to maintain or increase our revenue while controlling the corresponding cash expenses. Future increases in revenue are dependent on our ability to increase the penetration of our digital and HSI services, launch new service offerings, implement rate increases and maintain or increase the number of basic cable subscribers. Our ability to continue to achieve growth in digital cable, HSI and other new service offerings is in part dependent on our ability to economically rebuild and upgrade our cable systems. Although we believe that we can continue to increase our revenue and control our cash expenses, factors outside of our control such as adverse changes in the competitive, regulatory, economic, technological, or political environment, or in consumer trends and/or demographics could adversely affect our ability to do so. Although we have generated free cash flow deficits in recent years, we plan to manage our operations, debt structure and capital expenditures with the objective of achieving positive free cash flow in future periods. However, due to uncertainties relating to the timing of our emergence from bankruptcy and other matters, we cannot predict when, or if, we will achieve positive free cash flow. For additional information concerning our planned capital expenditures, see "Current and Future Uses of Liquidity—Capital Expenditures" below.

Adequacy of Current Sources of Liquidity

        Although no assurance can be given, we believe that cash provided by operating activities, along with the financing provided by the Second Extended DIP Facility, should provide us with sufficient liquidity to fund our operations through the expiration date of the Second Extended DIP Facility. As noted above, the Second Extended DIP Facility expires on March 31, 2006 or earlier upon the occurrence of certain events. If it appears likely that the Second Extended DIP Facility will expire prior to the effective date of a plan of reorganization, we expect to request an amendment of the Second Extended DIP Facility to postpone the expiration thereof to a date that would allow sufficient time for a plan of reorganization to become effective. It is uncertain whether the Second Extended DIP Facility lenders would agree to such an amendment and what terms might be imposed by such lenders in connection with such an amendment. If we were not successful in postponing the expiration of the Second Extended DIP Facility, we would seek alternative debtor-in-possession financing. No assurance can be given that alternative debtor-in-possession financing would be available on terms acceptable to us, if at all.

        Our ability to obtain sufficient liquidity to fund our operations during the term of the Second Extended DIP Facility is dependent upon our ability to maintain compliance with the covenants under the Second Extended DIP Facility and upon our ability to generate sufficient cash from operating activities and financing activities to meet our obligations as they become due.

Current and Future Uses of Liquidity

        Contractual Obligations.    The following table summarizes the timing of our required payments due under various contractual obligations as of December 31, 2004. The amounts reflected in the table include significant contractual payments due under the Debtors' pre-petition obligations that are included in liabilities subject to compromise in the accompanying consolidated balance sheets. For additional information, see Note 2, "Bankruptcy Proceedings and Sale of Assets of the Company," to the accompanying consolidated financial statements. The actual amounts to be paid are subject to adjustment depending on Bankruptcy Court actions, completion of the reconciliation process with respect to disputed claims, determinations of the secured status of certain claims, the value of any collateral securing such claims, or other events. Such adjustments may be material relative to the - amounts reported in the table. Accordingly, the contractual obligations detailed in the following table may vary significantly from actual cash outlays in future periods. With respect to the contracts and leases that have been rejected by the Debtors, the contractual obligations set forth in the table include (i) the estimated damage claims relating to those rejected leases and contracts for which rejection was approved by the Bankruptcy Court on or before December 31, 2004 and (ii) the remaining contractual payments due at December 31, 2004 for those rejected leases and contracts for which rejection was approved by the Bankruptcy Court subsequent to December 31, 2004 (amounts in thousands).

	Payments due by period
	2005	2006-2007	2008-2009	After 2009	Total
Debt(a)	$4,493,146	$5,111,758	$4,216,475	$3,389,302	$17,210,681
Capital lease obligations(a)	22,591	17,066	—	—	39,657
Operating leases	20,550	30,382	19,323	40,157	110,412
Purchase obligations(b)	899	8	—	—	907
Series B 13% Cumulative Exchangeable Preferred Stock due July 15, 2009 ("Series B Preferred Stock")(c)	—	—	150,000	—	150,000
Other firm commitments(d)	25,485	56,045	22,682	1,707	105,919

Total contractual obligations	$4,562,671	$5,215,259	$4,408,480	$3,431,166	$17,617,576

(a)
Represents the contractual maturities, without consideration for default provisions, of principal due under the Debtors' pre-petition and post-petition debt and capital lease obligations. Such amounts do not include interest payments. For additional information, see Note 2, "Bankruptcy Proceedings and Sale of Assets of the Company," and Note 11, "Debt," to the accompanying consolidated financial statements.

(b)
Purchase obligations consist of obligations associated with agreements to purchase goods and services that are enforceable and legally binding on us, and that specify all significant terms including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. Future payments under programming agreements have not been included in the table because our obligations under these agreements are contingent upon the provision of cable service to subscribers. Accordingly, in the event we were to terminate cable service to a portion of our subscribers or dispose of a portion of our cable systems, none of our programming contracts at December 31, 2004 would require us to make minimum or guaranteed payments to our programming vendors with respect to any such reduction in our subscribers. Notwithstanding the foregoing, payments to programming vendors have in the past represented, and are expected to continue to represent, a significant portion of our operating costs. During 2004, 2003 and 2002, our programming costs were $1,149 million, $1,057 million and $958 million, respectively. In general, we expect that existing programming contracts will be renewed or replaced such that the annual amounts paid to our programming vendors in future years will be equal to or greater than our 2004 programming expense.

(c)
Represents future payments to stockholders with respect to the original liquidation value of the pre-petition mandatorily redeemable Series B Preferred Stock. The amounts reflected in the table do not include dividends on the Series B Preferred Stock. Our annual contractual dividends with respect to the Series B Preferred Stock are $19.5 million. No preferred stock dividends have been paid or accrued since the Petition Date. For additional information, see Note 2, "Bankruptcy Proceedings and Sale of Assets of the Company," and Note 12, "Redeemable Preferred Stock," to the accompanying consolidated financial statements.

(d)
Includes commitments to rebuild or upgrade cable systems and to extend the broadband network to new developments and other fixed minimum contractual commitments associated with our agreements with franchise authorities. The amount and timing of the payments included in the table with respect to our rebuild, upgrade and network extension commitments are based on the requirements of the applicable franchise agreement. In this regard, each rebuild, upgrade and network extension obligation was calculated by estimating the remaining capital required as of December 31, 2004 to bring the broadband network into compliance with the specifications stipulated in the relevant franchise agreements. In addition to the amounts set forth in the table, we are also obligated to make variable payments for franchise fees and public education governmental access channels to franchise authorities that are dependent on the amount of revenue generated or the number of subscribers served within the applicable franchise area. Such variable payments aggregated $130 million, $115 million and $107 million during 2004, 2003, and 2002, respectively.

        Off-Balance Sheet Arrangements.    We have issued standby letters of credit for the benefit of franchise authorities and other parties, most of which have been issued to an intermediary surety bonding company. The letters of credit are collateralized by either cash or the undrawn portion of the Second Extended DIP Facility. At December 31, 2004, the aggregate principal amount of letters of credit issued by us was $118 million, of which $117 million was issued under the First Extended DIP Facility and $1 million was collateralized by cash. Letters of credit issued under the DIP facilities reduce the amount that may be borrowed under the DIP facilities. We do not have any other off-balance sheet arrangements.

        Capital Expenditures.    The cable television industry is capital intensive and our ability to offer new services and increase revenue in future periods is largely dependent on our ability to upgrade the capacity and other technical capabilities of our cable systems. In addition, we deploy capital to: (i) support the launch of new services; (ii) extend our services to new and existing residential development; and (iii) improve or maintain the quality of our cable distribution systems in order to retain subscribers and reduce the costs associated with service calls and maintenance activities. In general, our deployment of capital is designed to maximize the return on capital while taking into account relevant factors such as: (i) available sources of liquidity; (ii) debt covenants; (iii) franchise requirements; and (iv) availability of skilled labor.

        We expect that our total capital expenditures for 2005 will range from $750 million to $800 million. In recent years, we have devoted significant capital to the rebuild and upgrade of our cable systems and substantially all of our cable networks have been rebuilt to a bandwidth of 550 MHz or greater with two-way capability. Nevertheless, subject to the availability of sufficient financial resources and to possible future changes in our business plan in response to the Sale Transaction or competitive, technological, regulatory and other external developments, capital expenditures during the next several years following 2005 are not expected to decrease significantly from the 2005 level as we migrate our expenditures from the rebuild program to customer premise equipment and scaleable infrastructure associated with new services and technologies such as telephony and video on demand. The Sale

Transaction also requires us to use commercially reasonable efforts to maintain capital expenditures in accordance with our long range plan.

        Liquidation of Debt and Other Liabilities.    At December 31, 2004, our liabilities totaled $21,235 million including $18,481 million representing pre-petition liabilities that are subject to compromise. We currently cannot predict the amount of cash that will be required to settle pre-petition liabilities subject to compromise, as the rights and claims of the Debtors' various creditors will be determined by a plan of reorganization that is ultimately subject to confirmation by the Bankruptcy Court.

CRITICAL ACCOUNTING POLICIES

        We believe the following accounting policies are critical in that they are important to the determination of our results of operations and/or financial condition and they require significant judgment and estimates. For additional information, see Note 3, "Summary of Significant Accounting Policies," to the accompanying consolidated financial statements.

Variable Interest Entities

        The determination of whether or not an entity is a variable interest entity is detailed and complex and requires significant judgment in the application of the rules set out in FIN 46-R. In determining if an entity is a variable interest entity, FIN 46-R requires an evaluation as to whether the equity of the entity is sufficient to absorb the expected losses of that entity. This evaluation requires the consideration of qualitative factors and various assumptions, including expected future cash flows and funding needs. Even if the entity's equity is determined to be sufficient to absorb expected losses, FIN 46-R provides that in certain circumstances there needs to be a qualitative assessment as to whether "substantially all" the benefits of the entity are for the benefit of one of the variable interest holders. In such circumstances, the entity would be deemed to be a variable interest entity.

        Similarly, identifying the primary beneficiary requires the application of judgment and the evaluation of various assumptions as to the fair value of all variable interests. Specifically, the identification of variable interests requires (i) an economic analysis of the rights and obligations of an entity's assets, liabilities, equity and other contracts, and (ii) the determination of who holds the majority of the variable interests.

        We have concluded that the Rigas Co-Borrowing Entities represent variable interest entities for which we are the primary beneficiary, as contemplated by FIN 46-R. Accordingly, effective January 1, 2004, we began consolidating the Rigas Co-Borrowing Entities on a prospective basis and, as such, have not restated previously issued financial statements. For additional information, see Note 5, "Variable Interest Entities," to the accompanying consolidated financial statements.

        In addition to the Rigas Co-Borrowing Entities, the Rigas Family owned, prior to forfeiture to the United States on June 8, 2005, at least 16 additional entities that could be considered to be variable interest entities. None of these Other Rigas Entities is engaged in the cable business or is a co-borrower under our credit agreements. Certain of these Other Rigas Entities are holding companies that acquired debt and equity securities of the Company and one of our subsidiaries. The business activities of certain other of the Other Rigas Entities are not known. We have made an exhaustive effort to obtain the information necessary to determine whether these Other Rigas Entities are variable interest entities and, if so, whether we are the primary beneficiary. We have requested, but have not been provided, financial statements of the Other Rigas Entities. Responses to our request indicate that the Other Rigas Entities are unable to provide the necessary financial information to us. Accordingly, we have not applied the provisions of FIN 46-R to the Other Rigas Entities because we do not have sufficient financial information to perform the required evaluations. The most significant assets believed to be owned by the Other Rigas Entities consist of Adelphia securities that were purchased from

Adelphia. The most significant liabilities of the Other Rigas Entities, that we are aware of, are the amounts owed to us with respect to the purchase of such Adelphia securities and other transactions, as described in greater detail in Note 6, "Transactions with the Rigas Family and Rigas Family Entities," to the accompanying consolidated financial statements. We believe our maximum exposure to future loss in our statement of operations as a result of our involvement with the Other Rigas Entities is equal to the net carrying value of our advances to the Other Rigas Entities, or approximately $29 million at December 31, 2004. The net carrying value represents the application of the market price to the Adelphia securities held by such entities and does not give effect to the terms of the Plan.

        Pursuant to the Forfeiture Order, all right, title and interest of the Rigas Family and Rigas Family Entities in the Rigas Co-Borrowing Entities (other than Coudersport and Bucktail), certain specified real estate and any securities of the Company were forfeited to the United States on June 8, 2005 and such assets and securities are expected to be conveyed to us pursuant to the Non-Prosecution Agreement. We cannot, however, predict this with certainty as the judge overseeing the forfeiture proceedings will determine whether there are any superior third party ownership interests in any of such assets and securities.

Impairment of Property and Equipment, Intangible Assets and Goodwill

        Pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), we evaluate property and equipment and amortizable intangible assets for impairment whenever current events and circumstances indicate their carrying amounts may not be recoverable. If the carrying amount is greater than the expected future undiscounted cash flows to be generated, we recognize an impairment loss equal to the excess, if any, of the carrying value over the fair value of the asset. We generally measure fair value based upon the present value of estimated future net cash flows of an asset group over its remaining useful life. We utilize an independent third party valuation firm to assist in the determination of fair value. With respect to long-lived assets associated with cable systems, we group systems at a level which represents the lowest level of cash flows that are largely independent of other assets and liabilities. Our asset groups under this methodology consist of seven major metropolitan markets and numerous other asset groups in our geographically dispersed operations.

        Pursuant to SFAS No. 142, we evaluate our goodwill and franchise rights for impairment, at least annually on July 1, and whenever other facts and circumstances indicate that the carrying amounts of goodwill and franchise rights may not be recoverable. We evaluate the recoverability of the carrying amount of goodwill at our operating regions. These operating regions make up our cable operating segment determined pursuant to SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," as further discussed in Note 16, "Segments," to the accompanying consolidated financial statements. For purposes of this evaluation, we compare the fair value of the assets of each of our operating regions to their respective carrying amounts. We estimate the fair value of our goodwill and franchise rights primarily based on discounted cash flows, current market transactions and industry trends. If the carrying value of an operating region were to exceed its fair value, we would then compare the implied fair value of the operating region's goodwill to its carrying amount, and any excess of the carrying amount over the fair value would be charged to operations as an impairment loss. The fair value of goodwill represents the excess of the operating region's fair value over the fair value of its identifiable net assets. We evaluate the recoverability of the carrying amount of our franchise rights based on the same asset groupings used to evaluate our long-lived assets under SFAS No. 144 because the franchise rights are inseparable from the other assets in the asset group. These groupings are consistent with the guidance in Emerging Issues Task Force Issue No. 02-7, "Unit of Measure for Testing Impairment of Indefinite-Lived Intangible Assets." Any excess of the carrying value over the fair value for franchise rights is charged to operations as an impairment loss.

        The evaluation of long-lived assets for impairment requires a high degree of judgment and involves the use of significant estimates and assumptions. For additional information regarding our impairment losses, see Note 10, "Impairment of Long-Lived Assets," to the accompanying consolidated financial statements.

Capitalization of Construction and Installation Costs

        In accordance with SFAS No. 51, "Financial Reporting by Cable Television Companies," we capitalize costs associated with the construction of new cable transmission and distribution facilities and the installation of new cable services. Capitalized construction and installation costs include materials, labor and applicable indirect costs. Installation costs include: (i) labor, material and overhead costs related to the initial connection (or "drop") from our cable plant to a customer location; (ii) the replacement of a drop; and (iii) the installation of equipment for additional services, such as digital cable or HSI. We use standard costing models based on actual costs to capitalize installation activities and costs related to internal construction labor. Indirect costs are capitalized if we determine that such costs are clearly related to our construction or installation functions. Materials and external labor costs associated with construction activities are capitalized based on amounts invoiced by third parties. Periodically, we review and adjust, if necessary, the amount of costs capitalized using standard costing models based on comparisons to actual costs incurred. Significant judgment is involved in the development of costing models and in the determination of the nature and amount of indirect costs to be capitalized.

        Costs associated with disconnecting and reconnecting existing cable subscribers are expensed as incurred. Improvements that extend asset lives are capitalized and other repairs and maintenance expenditures are expensed as incurred.

Accounting and Reporting While in Bankruptcy

        The consolidated financial statements include the accounts of Adelphia and all of its subsidiaries that were directly or indirectly controlled by Adelphia prior to the bankruptcy petition. Although we are operating as a debtor-in-possession in the Chapter 11 Cases, our ability to control the activities and operations of our subsidiaries that are also Debtors, may be limited pursuant to the Bankruptcy Code. However, because the bankruptcy proceedings for the Company and our previously consolidated subsidiaries are consolidated for administrative purposes in the same Bankruptcy Court and are being overseen by the same judge, the financial statements of the Company and our subsidiaries have been presented on a combined basis, which is consistent with consolidated financial statements. All inter-entity transactions between us, our subsidiaries and, beginning in 2004, the Rigas Co-Borrowing Entities have been eliminated in consolidation.

        The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern which contemplates continuity of Adelphia's operations and realization of its assets and payments of its liabilities in the ordinary course of business, and in accordance with SOP 90-7. The consolidated financial statements do not include any adjustments that might be required should we be unable to continue to operate as a going concern. In accordance with SOP 90-7, all pre-petition liabilities subject to compromise have been segregated in the consolidated balance sheets and classified as liabilities subject to compromise at the estimated amount of allowable claims. Amortization of deferred financing fees related to pre-petition debt was terminated effective on the Petition Date and the unamortized portion has been included as an offset to liabilities subject to compromise at the Petition Date. Similarly, amortization of deferred issuance costs related to our redeemable preferred stock was also terminated at the Petition Date. Interest expense related to pre-petition liabilities subject to compromise has been reported only to the extent that it will be paid during Chapter 11 proceedings. In addition, no preferred stock dividends have been accrued subsequent to the Petition Date. Liabilities not subject to compromise are separately classified as current or noncurrent. Revenue, expenses, realized gains and losses and provisions for losses resulting from the reorganization are reported separately as reorganization expenses due to bankruptcy. Cash used for payment of reorganization items is disclosed in the consolidated statements of cash flows.

Carrying Amounts of Liabilities Subject to Compromise

        The ultimate amount of the Debtors' liabilities will be determined during the Debtors' claims resolution process. The Bankruptcy Court established a bar date of January 9, 2004 for filing proofs of claim against the Debtors' estates. A bar date is the date by which proofs of claim must be filed if a claimant disagrees with how its claim appears on the Debtors' Schedules of Liabilities. However, under certain limited circumstances, claimants may file proofs of claims after the bar date. The aggregate amount of claims filed with the Bankruptcy Court far exceeds the Debtors' estimate of ultimate liability. The Debtors currently are in the process of reviewing, analyzing and reconciling the scheduled and filed claims. At present, the allowed amounts of such claims are not determinable and the Debtors expect that the claims resolution process will take significant time to complete.

        The Debtors have filed several omnibus objections to certain of the claims, seeking to eliminate in excess of $2.7 trillion in claims, consisting primarily of duplicative claims. Certain claims addressed in such objections were either (i) reduced and allowed or (ii) disallowed and expunged or (iii) subordinated by orders of the Bankruptcy Court. Hearings on certain omnibus objections are also scheduled for October 6 and October 25, 2005. Certain other objections have been adjourned to allow the parties to continue to reconcile such claims. The Debtors have filed an additional omnibus objection, which is seeking to eliminate, reduce and/or subordinate in excess of $900 billion of claims asserted against the Debtors by Leonard Tow and Claire Tow (together, the "Tows") and the various trusts that are controlled by the Tows. Simultaneously with the filing of such omnibus objection, we and certain other Debtors commenced an adversary proceeding in the Bankruptcy Court by filing a complaint against Leonard Tow seeking to: (i) avoid and recover certain unauthorized post-petition transfers and/or fraudulent transfers totaling approximately $14 million (the "Avoidable Transfers"); (ii) disallow Leonard Tow's claims pending the return of the Avoidable Transfers; and (iii) subordinate Leonard Tow's claims. Additional omnibus objections may be filed as the claims resolution process continues.

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

Provision for Uncollectible Amounts due from the Rigas Family and Rigas Family Entities

        We have separately assessed the collectibility of the amounts due from the Rigas Family and each of the Rigas Family Entities at the end of each reporting period. Prior to the Petition Date, we considered these amounts to be collateral-backed loans under SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosures," and we adjusted the allowance for uncollectible amounts based on increases or decreases in the estimated values of the underlying net assets available to the Rigas Family and each Rigas Family Entity for repayment of amounts advanced. Subsequent to the Petition Date, we ceased the recognition of increases in the values of the underlying assets of the Rigas Family Entities. Once an allowance has been established against all or part of the amount owed to us by a Rigas Family Entity, we adopted the cost recovery method for purposes of recognizing co-borrowing interest. Under this method, the full amount of interest is reserved until such time as the underlying principal is fully recovered. For additional information, see Note 6, "Transactions with the Rigas Family and Rigas Family Entities," to the accompanying consolidated financial statements.

        Among other items, the Rigas Family Entities owned cable systems and debt and equity securities issued by Adelphia, certain of which were forfeited to the United States on June 8, 2005. The determination of the fair values of cable systems is an inherently subjective process that involves the estimation of future cash flows, and the assessment of such cash flow estimates and other relevant qualitative and quantitative factors in light of current market conditions.

Assessment of Loss Contingencies

        We have legal and other contingencies that could result in significant losses upon the ultimate resolution of such contingencies. We have provided for losses in situations where we have concluded that it is probable that a loss has been or will be incurred and the amount of the loss is reasonably estimable. A significant amount of judgment is involved in determining whether a loss is probable and reasonably estimable due to the uncertainty involved in determining the likelihood of future events and estimating the financial statement impact of such events. Accordingly, it is possible that upon the further development or resolution of a contingent matter, a significant charge could be recorded in a future period related to an existing contingent matter. For additional information, see Note 17, "Commitments and Contingencies," to the accompanying consolidated financial statements.

Income Taxes

        We account for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, deferred tax assets are also recorded with respect to net operating losses and other tax attribute carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when realization of the benefit of deferred tax assets is not deemed to be more likely than not. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. For additional information, see Note 15, "Income Taxes," to the accompanying consolidated financial statements.

        Certain of our deferred tax assets are comprised of NOL carryforwards for federal and state income tax filing purposes for which recovery is dependent on the amount and timing of taxable income that we will ultimately generate in the future and other factors. We have provided valuation allowances aggregating $4,716 million against such NOL carryforwards based on our current assessment of future operating results and other factors without giving any effect to the taxable income that might result from the discharge of liabilities as contemplated by the Plan.

        A high degree of judgment is required to determine the extent that valuation allowances should be provided against deferred tax assets.

Business Combinations

        We have accounted for business combinations using the purchase method of accounting in accordance with the provisions of SFAS No. 141, "Business Combinations." The results of operations of the acquired business are included in our consolidated results from the date of the acquisition. The cost to acquire companies, including transaction costs, has been allocated to the underlying net assets of the acquired company based on their respective fair values. Any excess of the purchase price over estimated fair values of the identifiable net assets acquired has been recorded as goodwill. The value assigned to Class A Common Stock issued by Adelphia as consideration for acquisitions is generally based on the average market price for a period of a few days before and after the date that the respective terms were agreed to and announced. Gains or losses on exchanges of cable systems are calculated as the difference between the historical cost basis of the net assets of the surrendered cable systems and the fair value of the net assets of the acquired cable systems, as adjusted for any additional consideration that is received or paid. The application of purchase accounting requires a high degree of judgment and involves the use of significant estimates and assumptions.

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

Evaluation of the Carrying Amount of Investments

        On a quarterly basis, we review our investments to determine whether a decline in fair value below the cost basis is other-than-temporary. We consider a number of factors in our determination including: (i) the financial condition, operating performance and near term prospects of the investee; (ii) the reason for the decline in fair value, be it general market, industry specific or investee specific conditions; (iii) the length of time that the fair value of the investment is below our carrying value; and (iv) changes in value subsequent to the balance sheet date. If the decline in estimated fair value is deemed to be other-than-temporary, a new cost basis is established at the then estimated fair value. In situations where the fair value of an asset is not evident due to a lack of public market price or other factors, we use our best estimates and assumptions to arrive at the estimated fair value of such an investment. Our assessment of the foregoing factors involves a high degree of judgment and the use of significant estimates and assumptions. For additional information, see Note 9, "Investments in Equity Affiliates and Related Receivables," and Note 18, "Other Financial Information," to the accompanying consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our exposure to market risk associated with changes in interest rates relates primarily to our debt obligations. As all of our outstanding debt and preferred securities, other than the DIP facilities, are subject to compromise, we do not believe that these instruments subject us to significant market risk. We do continue to pay or accrue interest on our DIP facilities and pre-petition bank debt, all of which bears interest at variable rates and subjects us to interest rate risk. We had $7,444 million and $7,093 million outstanding variable rate debt at December 31, 2004 and 2003, respectively. Assuming a hypothetical 100 basis point increase (or decrease) in interest rates, there would have been an increase or decrease in our interest expense and cash provided by operating activities of approximately $75 million and $71 million for the years ended December 31, 2004 and 2003, respectively.

        As of December 31, 2004, we have three derivative financial instruments. The liability associated with the derivative financial instruments of approximately $3 million is included in our liabilities subject to compromise as the settlement of these instruments will be determined by the Bankruptcy Court. We do not believe there is any market risk associated with these instruments.

        As of December 31, 2004, our short-term investments consist of money market funds and U.S. Government obligations with maturities of three months or less. Therefore, we do not believe there is significant market risk related to interest rates or credit risk associated with non-performance. The carrying value of cash and cash equivalents of $339 million approximates the fair value as of December 31, 2004.

        We are exposed to the market risk of changes in the equity prices of certain of our investments in available-for-sale securities. As of December 31, 2004, the carrying value of these investments was approximately $2 million.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Adelphia Communications Corporation:

        We have completed an integrated audit of Adelphia Communications Corporation's 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Adelphia Communications Corporation ("Adelphia") and its subsidiaries and other consolidated entities (Debtors-in-Possession from June 25, 2002), collectively, the "Company," at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of the Company's operations and realization of its assets and payment of its liabilities in the ordinary course of business. As more fully described in Note 2 to the accompanying consolidated financial statements, on June 25, 2002, Adelphia and substantially all of its domestic subsidiaries filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. As more fully described in Note 9 to the accompanying consolidated financial statements, on September 30, 2002, Century/ML Cable Venture, a 50% owned equity method investment of the Company, filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. In addition, the Company is involved in material litigation, the ultimate outcome of which is not presently determinable. The uncertainties inherent in the bankruptcy and litigation processes, the Company's net capital deficiency and its recurring losses from operations all raise substantial doubt about the Company's ability to continue as a going concern. The Company is currently operating its business as a Debtor-in-Possession under the supervision of the Bankruptcy Court and continuation of the Company as a going concern is contingent upon, among other things, the confirmation of a plan of reorganization and consummation of either the sale of substantially all of the Company's United States assets to Time Warner NY Cable LLC, a subsidiary of Time Warner Cable Inc., and Comcast Corporation or emergence as a stand-alone company with sufficient financing, settlement of claims and litigation, and the Company's ability to generate sufficient cash from operations and to obtain financing sources to meet its future obligations. If no reorganization plan is approved, it is possible that the Company's assets may be liquidated. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of these uncertainties.

        As discussed in Notes 1 and 5 to the accompanying consolidated financial statements, effective January 1, 2004, the Company adopted Financial Accounting Standards Board Interpretation No. 46-R, Consolidation of Variable Interest Entities. As discussed in Note 10 to the accompanying consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. As discussed in Note 3 to the accompanying consolidated financial statements, the Company changed its method of computing amortization on customer relationship intangible assets as of January 1, 2004.

Internal control over financial reporting

        Also, we have audited management's assessment, included in Management's Annual Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weaknesses related to (i) Access to Financial Applications and Data; (ii) Property and Equipment Accounting, and (iii) the Period-End Financial Reporting Process, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management's assessment.

          1.     The Company did not maintain effective controls over access to financial applications and data, including financial applications and data related to property and equipment, general ledger and financial reporting. Specifically, ineffective controls included unrestricted access for information technology and accounting personnel to programs and data, the lack of periodic, independent review and monitoring of such access, and a lack of policies and procedures that govern security and access. This control deficiency did not result in adjustments to the annual or interim financial statements. The existence of this control deficiency could result in a material misstatement of the Company's annual or interim financial statements that would not be prevented or detected. Accordingly, this control deficiency constitutes a material weakness.

          2.     The Company did not maintain effective controls over the accounting for property and equipment. Specifically, the Company had (i) ineffective controls over its quarterly physical inventory of construction materials, repairs and maintenance supplies and customer premise equipment, including lack of effective inventory count tag control, ineffective or inaccurate inventory counts, and instances of non-compliance with the Company's policy regarding the conduct of physical inventories; (ii) ineffective controls over the commencement of depreciation expense for capital assets placed in service; (iii) ineffective controls over the appropriate review and approval of contractor work and materials used in connection with capital projects; and (iv) inconsistent application of its limits of authority policy pursuant to which contractual or other payment obligations associated with capital projects are approved. These control deficiencies resulted in immaterial audit adjustments to the annual and interim financial statements. The existence of these control deficiencies could result in the misstatement of property and equipment, depreciation expense as well as repairs and maintenance expense that could result in a material misstatement of the Company's annual or interim financial statements that would not be prevented or detected. Accordingly, these control deficiencies, in the aggregate, constitute a material weakness.

          3.     The Company did not maintain effective controls over its period-end financial reporting process. Specifically, the Company had (i) ineffective controls over the documentation, authorization and review of journal entries; (ii) ineffective controls to ensure the accuracy of and restricted access to spreadsheets used to support journal entries reflected in the Company's general ledger and in its financial reporting process, and (iii) ineffective controls to ensure the completeness of certain general ledger account reconciliations conducted in connection with the period-end financial reporting process. These control deficiencies resulted in immaterial audit adjustments to the annual and interim financial statements. These control deficiencies could result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, these control deficiencies, in the aggregate, constitute a material weakness.

        These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and our opinion regarding the effectiveness of the Company's internal control over financial reporting does not affect our opinion on those consolidated financial statements.

        In our opinion, management's assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

McLean, Virginia
October 5, 2005

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$338,909	$252,661
Restricted cash (Note 3)	6,300	14,327
Accounts receivable, net (Note 3)	116,613	139,007
Other current assets	82,710	126,042

Total current assets	544,532	532,037

Noncurrent assets:
Restricted cash (Note 3)	3,035	74,810
Investments in equity affiliates and related receivables (Note 9)	252,237	256,577
Property and equipment, net (Note 3)	4,469,943	4,534,386
Intangible assets, net (Note 3):
Franchise rights	5,464,420	5,193,739
Goodwill	1,628,519	1,511,875
Customer relationships and other	579,916	962,182
Other noncurrent assets, net	155,586	131,135

Total assets	$13,098,188	$13,196,741

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$173,654	$198,208
Subscriber advance payments and deposits	33,159	28,913
Accrued liabilities (Note 18)	535,924	412,071
Deferred revenue	33,296	29,281
Current portion of parent and subsidiary debt (Note 11)	667,745	347,119
Amounts due to the Rigas Family and Other Rigas Entities from Rigas Co-Borrowing Entities (Notes 5 and 6)	460,256	—

Total current liabilities	1,904,034	1,015,592

Noncurrent liabilities:
Other liabilities	35,012	129,141
Deferred revenue	85,397	110,163
Deferred income taxes (Note 15)	729,481	722,644

Total noncurrent liabilities	849,890	961,948
Liabilities subject to compromise (Notes 2 and 11)	18,480,948	18,184,226

Total liabilities	21,234,872	20,161,766

Commitments and Contingencies (Notes 2 and 17)
Minority's interest in equity of subsidiary	79,142	109,649
Stockholders' deficit (Note 13):
Series preferred stock	397	397
Class A Common Stock, $.01 par value, 1,200,000,000 shares authorized, 229,787,271 shares issued and 228,692,414 shares outstanding	2,297	2,297
Convertible Class B Common Stock, $.01 par value, 300,000,000 shares authorized, 25,055,365 shares issued and outstanding	251	251
Additional paid-in capital	12,071,165	12,071,165
Accumulated other comprehensive loss, net	(11,565)	(9,680)
Accumulated deficit	(20,221,691)	(18,310,818)
Treasury stock, at cost, 1,094,857 shares of Class A Common Stock	(27,937)	(27,937)

	(8,187,083)	(6,274,325)
Amounts due from the Rigas Family and Rigas Family Entities, net (Note 6)	(28,743)	(800,349)

Total stockholders' deficit	(8,215,826)	(7,074,674)

Total liabilities and stockholders' deficit	$13,098,188	$13,196,741

The accompanying notes are an integral part of the consolidated financial statements.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except share and per share amounts)

	Year ended December 31,
	2004	2003	2002
Revenue:
Third party	$4,143,388	$3,569,017	$3,214,800
Rigas Family Entities (Note 6)	—	—	1,151

Total revenue	4,143,388	3,569,017	3,215,951

Costs and expenses:
Direct operating and programming:
Third party	2,653,417	2,386,347	2,246,978
Rigas Family Entities (Note 6)	—	—	9,555
Selling, general and administrative:
Third party	329,427	268,288	253,420
Rigas Family Entities (Note 6)	—	(21,242)	(15,173)
Investigation and re-audit related fees (Note 2)	125,318	52,039	56,519
Compensation benefit on equity security transactions with the Rigas Family and Rigas Family Entities (Note 6)	—	—	(101,000)
Depreciation (Note 3)	961,840	846,097	956,308
Amortization	159,682	162,839	168,881
Impairment of long-lived assets (Note 10)	83,349	17,641	2,031,757
Provision for uncollectible amounts due from TelCove (Note 7)	—	—	549,407
Provision for uncollectible amounts due from the Rigas Family and Rigas Family Entities (Note 6)	—	5,497	1,762,241
(Gains) losses on dispositions of long-lived assets	(4,641)	—	6,747

Total costs and expenses	4,308,392	3,717,506	7,925,640

Operating loss	(165,004)	(148,489)	(4,709,689)
Other expense, net:
Interest expense, net of amounts capitalized (contractual interest was $1,188,036, $1,156,116 and $1,119,595 during 2004, 2003 and 2002, respectively) (Notes 2 and 3)	(402,627)	(381,622)	(748,382)
Interest expense on debt securities held by the Rigas Family Entities (contractual interest was $23,043 during 2004, 2003 and 2002) (Note 6)	—	—	(10,343)
Other expense, net (2004 and 2002 include $425,000 and $175,000 provision for government settlement, respectively) (Notes 17 and 18)	(425,789)	(963)	(148,765)

Total other expense, net	(828,416)	(382,585)	(907,490)

Loss before reorganization expenses, income taxes, share of losses of equity affiliates, minority's interest, discontinued operations and cumulative effects of accounting changes	(993,420)	(531,074)	(5,617,179)
Reorganization expenses due to bankruptcy (Note 2)	(76,553)	(98,812)	(48,206)

Loss before income taxes, share of losses of equity affiliates, minority's interest, discontinued operations and cumulative effects of accounting changes	(1,069,973)	(629,886)	(5,665,385)
Income tax benefit (expense) (Note 15)	2,843	(117,378)	(76,620)
Share of losses of equity affiliates, net (Note 9)	(7,926)	(2,826)	(119,764)
Minority's interest in loss of subsidiary	16,383	25,430	118,704

Loss from continuing operations before cumulative effects of accounting changes	(1,058,673)	(724,660)	(5,743,065)
Loss from discontinued operations (Note 7)	(571)	(107,952)	(39,457)

Loss before cumulative effects of accounting changes	(1,059,244)	(832,612)	(5,782,522)
Cumulative effects of accounting changes:
Due to new accounting pronouncements (Notes 5 and 10)	(588,782)	—	(1,406,306)
Due to new method of amortization (Note 3)	(262,847)	—	—

Net loss	(1,910,873)	(832,612)	(7,188,828)
Dividend requirements applicable to preferred stock (contractual dividends were $120,125, $120,125 and $117,279 during 2004, 2003 and 2002, respectively (Note 13)):
Third party	—	—	(55,551)
Beneficial conversion feature	(8,007)	(7,317)	(3,512)

Net loss applicable to common stockholders	$(1,918,880)	$(839,929)	$(7,247,891)

Basic and diluted loss per weighted average share of common stock:
From continuing operations before cumulative effects of accounting changes	$(4.20)	(2.88)	(23.11)
Loss from discontinued operations	—	(0.43)	(0.16)
Cumulative effects of accounting changes	(3.36)	—	(5.60)

Net loss applicable to common stockholders	$(7.56)	$(3.31)	$(28.87)

The accompanying notes are an integral part of the consolidated financial statements.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
CONSOLIDATED STATEMENTS OF OPERATIONS—Continued
(amounts in thousands, except share and per share amounts)

	Year ended December 31,
	2004	2003	2002
Pro forma amounts assuming the new amortization method is applied retroactively:
Loss before cumulative effect of accounting change	$(1,059,244)	$(842,229)	$(5,984,548)

Net loss applicable to common stockholders	$(1,656,033)	$(849,546)	$(7,449,917)

Basic and diluted loss per weighted average share of common stock:
Loss before cumulative effect of accounting change	$(4.20)	$(3.35)	$(24.08)

Net loss applicable to common stockholders	$(6.53)	$(3.35)	$(29.68)

Basic and diluted weighted average shares of common stock outstanding	253,747,779	253,747,638	251,030,834

The accompanying notes are an integral part of the consolidated financial statements.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(amounts in thousands)

	Year ended December 31,
	2004	2003	2002
Net loss	$(1,910,873)	$(832,612)	$(7,188,828)
Other comprehensive income (loss), before tax
Foreign currency translation adjustment	(1,821)	8,193	(10,310)
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	163	1,483	(1,410)
Less: reclassification adjustments for losses (gains) included in net loss	(270)	(10)	1,829

Other comprehensive income (loss), before tax	(1,928)	9,666	(9,891)
Income tax (expense) benefit related to each item of other comprehensive income:
Unrealized holding gains (losses) arising during the period	(65)	(596)	564
Reclassification adjustments for losses (gains) included in net loss	108	4	(732)

Other comprehensive income (loss), net	(1,885)	9,074	(10,059)

Comprehensive loss, net	$(1,912,758)	$(823,538)	$(7,198,887)

The accompanying notes are an integral part of the consolidated financial statements

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(amounts in thousands)

	Series preferred stock	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Treasury stock	Amounts due from the Rigas Family and Rigas Family Entities, net	Total
Balance, January 1, 2002	$167	$2,128	$9,267,860	$(8,695)	$(10,289,378)	$(27,937)	$(2,032,827)	$(3,088,682)
Net loss	—	—	—	—	(7,188,828)	—	—	(7,188,828)
Other comprehensive loss, net (Note 18)	—	—	—	(10,059)	—	—	—	(10,059)
Change in amounts due from the Rigas Family and Rigas Family Entities, net	—	—	—	—	—	—	1,199,552	1,199,552
Net proceeds from issuance of Class A Common Stock (Note 13)	—	400	1,007,007	—	—	—	—	1,007,407
Issuance of Class A Common Stock in connection with acquisitions (Note 8)	—	20	46,450	—	—	—	—	46,470
Net proceeds from issuance of Series F Preferred Stock (Note 13)	230	—	557,618	—	—	—	—	557,848
Preferred stock dividend requirements	—	—	(55,551)	—	—	—	—	(55,551)
Spin-off of TelCove (Note 7)	—	—	1,346,500	—	—	—	—	1,346,500
Compensation benefit on equity security transactions with the Rigas Family and Rigas Family Entities (Note 6)	—	—	(101,000)	—	—	—	—	(101,000)
Interest from Rigas Family Entities related to purchase of Adelphia securities (Note 6)	—	—	2,569	—	—	—	—	2,569
Options exercised	—	—	3	—	—	—	—	3
Adjustment for mark-up on long-lived assets purchased from Rigas Family Entities (Note 6)	—	—	(205)	—	—	—	—	(205)
Accretion of Series B Preferred Stock	—	—	(86)	—	—	—	—	(86)

Balance, December 31, 2002	397	2,548	12,071,165	(18,754)	(17,478,206)	(27,937)	(833,275)	(6,284,062)
Net loss	—	—	—	—	(832,612)	—	—	(832,612)
Other comprehensive income, net (Note 18)	—	—	—	9,074	—	—	—	9,074
Change in amounts due from the Rigas Family and Rigas Family Entities, net (Note 6)	—	—	—	—	—	—	32,926	32,926

Balance, December 31, 2003	397	2,548	12,071,165	(9,680)	(18,310,818)	(27,937)	(800,349)	(7,074,674)
Net loss	—	—	—	—	(1,910,873)	—	—	(1,910,873)
Other comprehensive loss, net (Note 18)	—	—	—	(1,885)	—	—	—	(1,885)
Consolidation of Rigas Co-Borrowing Entities (Note 5)	—	—	—	—	—	—	771,606	771,606

Balance, December 31, 2004	$397	$2,548	$12,071,165	$(11,565)	$(20,221,691)	$(27,937)	$(28,743)	$(8,215,826)

The accompanying notes are an integral part of the consolidated financial statements

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Year ended December 31,
	2004	2003	2002
Operating Activities:
Net loss	$(1,910,873)	$(832,612)	$(7,188,828)
Adjustments to reconcile net loss to net cash provided by operating activities:
Compensation benefit on equity security transactions with the Rigas Family and Rigas Family Entities	—	—	(101,000)
Depreciation	961,840	846,097	956,308
Amortization	159,682	162,839	168,881
Impairment of long-lived assets	83,349	17,641	2,031,757
Provision for uncollectible amounts due from TelCove	—	—	549,407
Provision for uncollectible amounts due from the Rigas Family and Rigas Family Entities	—	5,497	1,762,241
(Gains) losses on dispositions of long-lived assets	(4,641)	—	6,747
Amortization of deferred financing costs	14,113	24,386	60,747
Impairment of cost and available-for-sale investments	3,801	8,544	6,531
Cost allocations and charges to Rigas Family Entities, net	—	(30,986)	(34,084)
Provision for government settlement	425,000	—	175,000
Other noncash gains (charges), net	3,757	(1,931)	(32,045)
Reorganization expenses due to bankruptcy	76,553	98,812	48,206
Deferred income tax expense	5,996	125,254	79,994
Share of losses of equity affiliates, net	7,926	2,826	119,764
Minority's interest in loss of subsidiary	(16,383)	(25,430)	(118,704)
Depreciation, amortization and other noncash charges related to discontinued operations	1,575	108,426	28,396
Cumulative effects of accounting changes	851,629	—	1,406,306
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	25,959	(2,440)	(8,163)
Other current and other noncurrent assets	43,506	(12,804)	(10,897)
Accounts payable	(115,449)	33,821	618,758
Subscriber advance payments and deposits	(1,761)	2,360	(1,962)
Accrued liabilities	(546)	95,847	216,645
Deferred revenue	(26,447)	(21,375)	(52,067)

Net cash provided by operating activities before payment of reorganization expenses	588,586	604,772	687,938
Reorganization expenses paid during the period	(76,894)	(96,915)	(36,643)

Net cash provided by operating activities	511,692	507,857	651,295

Investing Activities:
Expenditures for property and equipment	(820,913)	(723,521)	(1,235,884)
Expenditures for acquisitions and other intangibles	(5,047)	(7,830)	(7,898)
Investment in and advances to affiliates	(5,667)	(8,034)	(84,725)
Cash advances to the Rigas Family and Rigas Family Entities	—	(106,860)	(327,581)
Cash received from the Rigas Family and Rigas Family Entities	—	168,293	213,268
Proceeds from sale of assets	14,161	3,712	35,659
Change in restricted cash	79,802	148,345	(236,741)

Net cash used in investing activities	(737,664)	(525,895)	(1,643,902)

Financing Activities:
Proceeds from DIP Facility	804,851	77,000	200,000
Proceeds from debt	—	—	2,370,000
Repayments of debt	(478,363)	(28,678)	(2,949,991)
Payment of deferred financing costs	(14,268)	(1,253)	(46,733)
Issuance of Class A Common Stock, net of issuance costs	—	—	1,007,410
Issuance of Series F Preferred Stock, net of issuance costs	—	—	557,848
Payment of preferred stock dividends	—	—	(43,771)

Net cash provided by financing activities	312,220	47,069	1,094,763

Increase in cash and cash equivalents	86,248	29,031	102,156
Cash and cash equivalents at beginning of year	252,661	223,630	121,474

Cash and cash equivalents at end of year	$338,909	$252,661	$223,630

The accompanying notes are an integral part of the consolidated financial statements.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Background and Basis of Presentation

        Adelphia Communications Corporation ("Adelphia"), its consolidated subsidiaries and other consolidated entities (collectively, the "Company") are engaged primarily in the cable television business. The cable systems owned by the Company are located in 31 states and Brazil. Effective January 1, 2004, the Company adopted Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities (as subsequently revised in December 2003, "FIN 46-R") and began consolidating certain cable television entities owned by members of John J. Rigas' family (collectively, the "Rigas Family") that are subject to co-borrowing arrangements with the Company (the "Rigas Co-Borrowing Entities"). The Company has concluded that the Rigas Co-Borrowing Entities represent variable interest entities for which the Company is the primary beneficiary. Accordingly, all references to the Company prior to January 1, 2004 exclude the Rigas Co-Borrowing Entities and all references to the Company subsequent to January 1, 2004 include the Rigas Co-Borrowing Entities. As a result of the consolidation of the Rigas Co-Borrowing Entities for periods commencing in 2004, the Company's results of operations, financial position and cash flows are not comparable to prior periods. For additional information, see Note 5.

        Prior to January 1, 2004, these consolidated financial statements do not include the accounts of any of the entities in which members of the Rigas Family directly or indirectly held controlling interests (collectively, the "Rigas Family Entities"). The Rigas Family Entities include the Rigas Co-Borrowing Entities, as well as other Rigas Family entities (the "Other Rigas Entities"). The Company believes that under the guidelines which existed for periods prior to January 1, 2004, the Company did not have a controlling financial interest, including majority voting interest, control by contract or otherwise in any of the Rigas Family Entities. Accordingly, the Company did not meet the criteria for consolidation of any of the Rigas Family Entities.

        In June 2002, Adelphia and substantially all of its domestic subsidiaries (the "Debtors"), filed voluntary petitions to reorganize (the "Chapter 11 Cases") under Chapter 11 of Title 11 ("Chapter 11") of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). The Rigas Co-Borrowing Entities did not file for bankruptcy protection. Effective April 20, 2005, Adelphia entered into definitive agreements with Time Warner NY Cable LLC ("TW NY") and Comcast Corporation ("Comcast") which provide for the sale of substantially all of the Company's U.S. assets. For additional information, see Note 2.

        These consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business, and do not purport to show, reflect or provide for the consequences of the Debtors' Chapter 11 reorganization proceedings. In particular, these consolidated financial statements do not purport to show: (i) as to assets, the amount that may be realized upon their sale or their availability to satisfy liabilities; (ii) as to pre-petition liabilities, the amounts at which claims or contingencies may be settled, or the status and priority thereof; (iii) as to stockholders' equity accounts, the effect of any changes that may be made in the capitalization of the Company; or (iv) as to operations, the effect of any changes that may be made in its business.

        In May 2002, certain Rigas Family members resigned from their positions as directors and executive officers of the Company. In addition, the Rigas Family owned common stock with a majority of the voting power in Adelphia and was not able to exercise such voting power since the Debtors filed for protection under the Bankruptcy Code in June 2002. Prior to May 2002, the Company engaged in numerous transactions that directly or indirectly involved members of the Rigas Family and Rigas Family Entities. For additional information, see Note 6. Pursuant to the Consent Order of Forfeiture entered by the United States District Court for the Southern District of New York (the "District Court") on June 8, 2005 (the "Forfeiture Order"), all right, title and interest of the Rigas Family and Rigas Family Entities in the Rigas Co-Borrowing Entities, (other than Coudersport Television Cable Co. ("Coudersport") and Bucktail Broadcasting Corporation ("Bucktail")), certain specified real estate and any securities of the Company were forfeited to the United States on June 8, 2005 and such assets and securities are expected to be conveyed (subject to forfeiture proceedings before a federal judge to determine if there are any superior claims) to the Company pursuant to an agreement between the Company and United States Attorney's Office for the Southern

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

District of New York (the "U.S. Attorney") dated April 25, 2005 (the "Non-Prosecution Agreement") as discussed in Note 17.

        These consolidated financial statements include the accounts of Adelphia and all of its subsidiaries that were directly or indirectly controlled by Adelphia prior to the bankruptcy petition. Although the Company is operating as a debtor-in-possession in the Chapter 11 Cases, the Company's ability to control the activities and operations of its subsidiaries that are also Debtors may be limited pursuant to the Bankruptcy Code. However, because the bankruptcy proceedings for the Debtors are consolidated for administrative purposes in the same Bankruptcy Court and will be overseen by the same judge, the financial statements of Adelphia and its subsidiaries have been presented on a combined basis, which is consistent with consolidated financial statements (see Note 2). All inter-entity transactions between Adelphia, its subsidiaries and, beginning in 2004, the Rigas Co-Borrowing Entities have been eliminated in consolidation.

Note 2: Bankruptcy Proceedings and Sale of Assets of the Company

Overview

        On June 25, 2002 ("Petition Date"), the Debtors filed voluntary petitions to reorganize under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. On June 10, 2002, Century Communications Corporation ("Century"), an indirect wholly-owned subsidiary of Adelphia, filed a voluntary petition to reorganize under Chapter 11. The Debtors, which include Century, are currently operating their business as debtors-in-possession under Chapter 11. Included in the accompanying consolidated financial statements are subsidiaries that did not file voluntary petitions under the Bankruptcy Code, including the Rigas Co-Borrowing Entities. The assets and liabilities of the non-filing subsidiaries, excluding the Rigas Co-Borrowing Entities, are not considered material to the consolidated financial statements. The assets and liabilities of the Rigas Co-Borrowing Entities as of January 1, 2004 are presented in Note 5.

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

        On February 25, 2004, the Debtors filed their proposed joint plan of reorganization (the "Stand-Alone Plan"), which contemplated their emergence from bankruptcy as a stand-alone entity, and related Disclosure Statement with the Bankruptcy Court. On April 22, 2004, Adelphia announced that it intended to pursue a sale of the Company while simultaneously pursuing the Stand-Alone Plan. On September 21, 2004, Adelphia formally launched its sale process in which potential bidders were invited to submit preliminary indications of interest in Adelphia and its subsidiaries or one or more Company-designated clusters of cable systems. On November 1, 2004, Adelphia, based on the non-binding indications of interest, invited qualified bidders to further participate in the sale process and to submit final legally binding bids in accordance with the bidding procedures approved by the Bankruptcy Court. Final bids were due January 31, 2005. Adelphia received a number of bids that related to the acquisition or recapitalization of the Company, in its entirety, or the acquisition of one or more clusters of assets.

        On February 4, 2005, the Debtors filed their proposed First Amended Joint Plan of Reorganization and related First Amended Disclosure Statement with the Bankruptcy Court. This plan contemplated the possibility of either: (i) emergence from bankruptcy as a stand-alone entity; (ii) distribution of proceeds resulting from a sale or other corporate transaction involving one or more companies in addition to the Debtors; or (iii) emergence from

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

bankruptcy as part of a stand-alone entity after having sold certain clusters of cable systems and distributed the proceeds of such sales.

        On June 25, 2005, the Debtors filed their proposed Second Amended Joint Plan of Reorganization and related Second Amended Disclosure Statement with the Bankruptcy Court. The Plan contemplates, among other things, consummation of the Sale Transaction (defined below) and distribution of the cash and Class A common stock of Time Warner Cable, Inc. ("TWC") (the "TWC Class A Common Stock") received pursuant to the Sale Transaction to the stakeholders of the Debtors in accordance with the Plan.

        On September 28, 2005, the Debtors filed their proposed Third Amended Joint Plan of Reorganization (the "Plan") and related Third Amended Disclosure Statement (the "Disclosure Statement") with the Bankruptcy Court. The Plan contemplates, among other things, consummation of the Sale Transaction (defined below) and distribution of the cash and TWC Class A Common Stock received pursuant to the Sale Transaction to the stakeholders of the Debtors in accordance with the Plan.

Sale of Assets

        Effective April 20, 2005, Adelphia entered into definitive asset purchase agreements with TW NY and Comcast, pursuant to which TW NY and Comcast will purchase substantially all of the Company's U.S. assets and assume certain of its liabilities (the "Sale Transaction"). Upon the closing of the Sale Transaction, Adelphia will receive approximately $12.7 billion in cash and shares of TWC Class A Common Stock, which are expected to represent 16% of the outstanding equity securities of TWC as of the closing and are to be listed on the New York Stock Exchange. Such percentage assumes the redemption of Comcast's interest in TWC and is subject to adjustment for issuances pursuant to employee stock programs (subject to a cap) and issuances of securities for fair consideration. The purchase price payable by TW NY and Comcast is subject to certain adjustments. TW NY is a subsidiary of TWC, the cable subsidiary of Time Warner Inc. ("Time Warner"). TWC and Comcast and certain of their affiliates have also agreed to swap certain cable systems and unwind Comcast's investments in TWC and Time Warner Entertainment Company, L.P., a subsidiary of TWC ("TWE"). The Sale Transaction does not include the Company's interest in Century/ML Cable Venture ("Century/ML Cable"), a joint venture that owns and operates cable systems in Puerto Rico, which Century and ML Media Partners, L.P. ("ML Media") separately agreed, on June 3, 2005, to sell to San Juan, Cable LLC ("San Juan Cable"). For additional information see Note 6.

        As part of the Sale Transaction, Adelphia has agreed to transfer to TW NY and Comcast the assets related to the cable systems that were nominally owned by the Rigas Co-Borrowing Entities and are managed by the Company (such Rigas Co-Borrowing Entities, are herein referred to as the "Managed Cable Entities"). Pursuant to the Forfeiture Order, all right, title and interest of the Rigas Family and Rigas Family Entities in the Rigas Co-Borrowing Entities (other than Coudersport and Bucktail) have been forfeited to the United States. Pursuant to the Non-Prosecution Agreement, the Company expects to obtain ownership of all of the Rigas Co-Borrowing Entities, other than Coudersport and Bucktail, (Coudersport and Bucktail together served approximately 5,000 subscribers (unaudited) in July 2005) and, accordingly, Adelphia expects to be able to transfer to TW NY and Comcast (subject to forfeiture proceedings before a federal judge to determine if there are any superior claims) the assets of the Managed Cable Entities (other than Coudersport and Bucktail) as part of the Sale Transaction. If the Company is unable to transfer all of the assets of the Managed Cable Entities to Comcast and TW NY at the closing of the Sale Transaction, the initial purchase price payable by Comcast and by TW NY would be reduced by an aggregate amount of up to $600,000,000 and $390,000,000, respectively, but would become payable to the extent such assets are transferred to TW NY and Comcast within 15 months of the closing. Adelphia believes that the failure to transfer the assets of Coudersport and Bucktail to TW NY and Comcast will result in an aggregate purchase price reduction of approximately $23,000,000, reflecting a reduction to the purchase price payable by TW NY of approximately $15,000,000 and by Comcast of approximately $8,000,000. For additional information, see Note 17.

        Pursuant to a separate agreement, dated as of April 20, 2005, TWC, among other things, has guaranteed the obligations of TW NY under the asset purchase agreement between TW NY and Adelphia.

        Until a plan of reorganization is confirmed by the Bankruptcy Court and becomes effective, the Sale Transaction cannot be consummated. The closing of the Sale Transaction is also subject to the satisfaction or waiver of conditions customary to transactions of this type, including, among others: (i) receipt of applicable regulatory approvals, including the consent of the Federal Communications Commission (the "FCC") to the transfer of certain

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

licenses and any applicable approvals of local franchising authorities to the change in ownership of the cable systems operated by the Company, to the extent not preempted by section 365 of the Bankruptcy Code; (ii) expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (iii) the offer and sale of the shares of TWC Class A Common Stock to be issued in the Sale Transaction having been exempted from registration pursuant to an order of the Bankruptcy Court confirming the Plan or a no-action letter from the staff of the Securities and Exchange Commission (the "SEC"), or a registration statement covering the offer and sale of such shares having been declared effective; (iv) the TWC Class A Common Stock to be issued in the Sale Transaction being freely tradable and not subject to resale restrictions, except in certain circumstances; (v) approval of the shares of TWC Class A Common Stock to be issued in the Sale Transaction for listing on the New York Stock Exchange; (vi) entry by the Bankruptcy Court of a final order confirming the Plan and, contemporaneously with the closing of the Sale Transaction, consummation of the Plan; (vii) satisfactory settlement by Adelphia of the claims and causes of action brought by the SEC and the investigations by the United States Department of Justice (the "DoJ"); (viii) the absence of any material adverse effect with respect to TWC's business and certain significant components of the Company's business (without taking into consideration any loss of subscribers by the Company's business (or results thereof) already reflected in the projections specified in the asset purchase agreements or the purchase price adjustments); (ix) the number of eligible basic subscribers (as the term is used in the purchase agreements) served by the Company's cable systems as of a specified date prior to the closing of the Sale Transaction not being below an agreed upon threshold; (x) the absence of an actual change in law, or proposed change in law that has a reasonable possibility of being enacted, that would adversely affect the tax treatment accorded to the Sale Transaction with respect to TW NY; (xi) a filing of an election under Section 754 of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), by each of Century-TCI California Communications, L.P. ("Century-TCI"), Parnassos Communications, L.P. ("Parnassos") and Western NY Cablevision L.P. ("Western NY Cablevision"); and (xii) the provision of certain audited and unaudited financial information by Adelphia.

        The closing under each purchase agreement is also conditioned on a contemporaneous closing under the other purchase agreement. However, pursuant to a letter agreement, dated as of April 20, 2005, and the asset purchase agreement between Adelphia and TW NY, TW NY has agreed to purchase the cable operations of Adelphia that Comcast would have acquired if Comcast's purchase agreement is terminated prior to closing as a result of the failure to obtain FCC or applicable antitrust approvals. In such event and assuming TW NY received such approvals, TW NY will pay the $3.5 billion purchase price to have been paid by Comcast, less Comcast's allocable share of the liabilities of Century-TCI, Parnassos and Western NY Cablevision, which shall not be less than $549,000,000 or more than $600,000,000. Consummation of the Sale Transaction, however, is not subject to the consummation of the agreement by TWC, Comcast and certain of their affiliates to swap certain cable systems and unwind Comcast's investments in TWC and TWE, as described above. There is no assurance that TW NY would be able to obtain the required FCC or applicable antitrust approvals for the transaction contemplated by the letter agreement.

        The purchase agreements with TW NY and Comcast contain certain termination rights for Adelphia, TW NY and Comcast, and further provide that, upon termination of the purchase agreements under specified circumstances, Adelphia may be required to pay TW NY a termination fee of approximately $353,000,000 and Comcast a termination fee of $87,500,000.

        As described above, on September 28, 2005, the Debtors filed the Plan and the Disclosure Statement with the Bankruptcy Court that reflects the terms of the Sale Transaction. Certain fees are due to the Company's financial advisors upon successful completion of a sale, which are calculated as a percentage (0.11% to 0.20%) of the sale value. Additional fees may be payable depending on the outcome of the sales process. Such fees cannot be determined until the closing of the Sale Transaction.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Confirmation of Plan of Reorganization

        For the Plan to be confirmed and become effective, the Debtors must, among other things:

  •
  obtain an order of the Bankruptcy Court approving the Disclosure Statement as containing "adequate information";

  •
  solicit acceptance of the Plan from the holders of claims and equity interests in each class that is impaired and not deemed by the Bankruptcy Court to have rejected the Plan;

  •
  obtain an order from the Bankruptcy Court confirming the Plan; and

  •
  consummate the Plan.

        To complete these steps, the Bankruptcy Court must first hold a hearing to determine if the Disclosure Statement contains adequate information; the hearing to approve the Disclosure Statement has been scheduled for October 20, 2005. Second, the Bankruptcy Court must find that the Disclosure Statement contains adequate information and the Debtors must solicit the acceptance of the Plan. Third, before it can issue a confirmation order, the Bankruptcy Court must find that either each class of impaired claims or equity interests has accepted the Plan or the Plan meets the requirements of the Bankruptcy Code to confirm the Plan over the objections of dissenting classes. In addition, the Bankruptcy Court must find that the Plan meets certain other requirements specified in the Bankruptcy Code.

Pre-petition Obligations

        Pre-petition and post-petition obligations of the Debtors are treated differently under the Bankruptcy Code. Due to the commencement of the Chapter 11 Cases and the Debtors' failure to comply with certain financial and other covenants, the Debtors are in default on substantially all of their pre-petition debt obligations. As a result of the Chapter 11 filing, all actions to collect the payment of pre-petition indebtedness are subject to compromise or other treatment under a plan of reorganization. Generally, actions to enforce or otherwise effect payment of pre-petition liabilities are stayed against the Debtors. The Bankruptcy Court has approved the Debtors' motions to pay certain pre-petition obligations including, but not limited to, employee wages, salaries, commissions, incentive compensation and other related benefits. The Debtors have been paying and intend to continue to pay undisputed post-petition claims in the ordinary course of business. In addition, the Debtors may assume or reject pre-petition executory contracts and unexpired leases with the approval of the Bankruptcy Court. Any damages resulting from the rejection of executory contracts and unexpired leases are treated as general unsecured claims and will be classified as liabilities subject to compromise. For additional information concerning liabilities subject to compromise, see below.

        The ultimate amount of the Debtors' liabilities will be determined during the Debtors' claims resolution process. The Bankruptcy Court established a bar date of January 9, 2004 for filing proofs of claim against the Debtors' estates. A bar date is the date by which proofs of claim must be filed if a claimant disagrees with how its claim appears on the Debtors' Schedules of Liabilities. However, under certain limited circumstances, claimants may file proofs of claims after the bar date. As of the bar date, approximately 17,000 proofs of claim asserting in excess of $3.2 trillion in claims were filed and, as of August 31, 2005, approximately 18,000 proofs of claim asserting approximately $3.8 trillion in claims were filed, in each case including duplicative claims, but excluding any estimated amounts for unliquidated claims. The aggregate amount of claims filed with the Bankruptcy Court far exceeds the Debtors' estimate of ultimate liability. The Debtors currently are in the process of reviewing, analyzing and reconciling the scheduled and filed claims. At present, the allowed amounts of such claims are not determinable, and the Debtors expect that the claims resolution process will take significant time to complete. As the amounts of the allowed claims are determined, adjustments will be recorded in liabilities subject to compromise and reorganization expenses due to bankruptcy.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

        The Debtors have filed several omnibus objections to certain of the claims, seeking to eliminate in excess of $2.7 trillion in claims, consisting primarily of duplicative claims. Certain claims addressed in such objections were either: (i) reduced and allowed; (ii) disallowed and expunged; or (iii) subordinated by orders of the Bankruptcy Court. Hearings on certain claims objections are also scheduled for October 6 and October 25, 2005. Certain other objections have been adjourned to allow the parties to continue to reconcile such claims. The Debtors have filed an additional omnibus objection which seeks to eliminate, reduce and/or subordinate in excess of $900 billion of claims asserted against the Debtors by Leonard Tow and Claire Tow (together, the "Tows") and the various trusts that are controlled by the Tows. Simultaneously with the filing of such omnibus objection, the Company and certain other Debtors commenced an adversary proceeding in the Bankruptcy Court by filing a complaint against Leonard Tow seeking to: (i) avoid and recover certain unauthorized post-petition transfers and/or fraudulent transfers totaling approximately $14,000,000 (the "Avoidable Transfers"); (ii) disallow Leonard Tow's claims pending the return of Avoidable Transfers; and (iii) subordinate Leonard Tow's claims. Additional omnibus objections may be filed as the claims resolution process continues.

Debtor-in-Possession ("DIP") Credit Facility

        In order to provide liquidity following the commencement of the Chapter 11 Cases, the Debtors entered into a $1,500,000,000 debtor-in-possession credit facility (as amended, the "DIP Facility"). On May 10, 2004, the Debtors entered into a $1,000,000,000 extended debtor-in-possession credit facility (the "First Extended DIP Facility"), which amended and restated the DIP Facility in its entirety. On February 25, 2005, the Debtors entered into a $1,300,000,000 further extended debtor-in-possession credit facility (the "Second Extended DIP Facility"), which amended and restated the First Extended DIP Facility in its entirety. For additional information, see Note 11.

Exit Financing Commitment

        On February 25, 2004, Adelphia executed a commitment letter and certain related documents pursuant to which a syndicate of financial institutions committed to provide to the Debtors up to $8,800,000,000 in exit financing (the "Exit Financing Facility"). Following the Bankruptcy Court's approval on June 30, 2004 of the exit financing commitment, the Company paid the exit lenders a nonrefundable fee of $10,000,000 and reimbursed the exit lenders for certain expenses they had incurred through the date of such approval, including certain legal expenses. In light of the agreements with TW NY and Comcast, on April 25, 2005, the Company informed the exit lenders of its election to terminate the exit financing commitment, which termination became effective on May 9, 2005. As a result of the termination, the Company recorded a charge of $58,267,000 during the second quarter of 2005, which represents previously unpaid commitment fees of $45,428,000, the nonrefundable fee of $10,000,000 and certain other expenses. As of December 31, 2004, $39,267,000 was included in other noncurrent assets, net.

Going Concern

        As a result of the Company's filing of the bankruptcy petition and the other matters described in the following paragraphs, there is substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business, and in accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code ("SOP 90-7"). The consolidated financial statements do not include any adjustments that might be required should the Company be unable to continue to operate as a going concern. In accordance with SOP 90-7, all pre-petition liabilities subject to compromise have been segregated in the consolidated balance sheets and classified as liabilities subject to compromise, at the estimated amount of allowable claims. Interest expense related to pre-petition liabilities subject to compromise has been reported only to the extent that it will be paid during the Chapter 11 proceedings. In addition, no preferred stock dividends have been accrued subsequent to the Petition Date. Liabilities not subject to compromise are separately classified as current or noncurrent. Revenue, expenses, realized gains and losses, and provisions for losses resulting from reorganization are reported separately as reorganization expenses due to bankruptcy. Cash used for reorganization items is disclosed in the consolidated statements of cash flows.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

        The ability of the Debtors to continue as a going concern is predicated upon numerous matters, including:

  •
  having a plan of reorganization confirmed by the Bankruptcy Court and it becoming effective;

  •
  obtaining substantial exit financing if the Sale Transaction is not consummated and the Company is to emerge from bankruptcy under a stand-alone plan, including working capital financing, which the Company may not be able to obtain on favorable terms, or at all. A failure to obtain necessary financing would result in the delay, modification or abandonment of the Company's development and expansion plans and would have a material adverse effect on the Company;

  •
  obtaining consideration sufficient to settle pre-petition liabilities subject to compromise if the Sale Transaction is not consummated, the amount of which is not known at this time because the rights and claims of the Debtors' various creditors will not be known until the Bankruptcy Court confirms a plan of reorganization;

  •
  extending the Second Extended DIP Facility through the effective date of a plan of reorganization in the event the Sale Transaction is not consummated before the maturity date of the Second Extended DIP Facility. A failure to obtain an extension to the Second Extended DIP Facility would result in the delay, modification or abandonment of the Company's development and expansion plans and would have a material adverse effect on the Company;

  •
  remaining in compliance with the financial and other covenants of the Second Extended DIP Facility, including its limitations on capital expenditures and its financial covenants through the effective date of a plan of reorganization;

  •
  being able to successfully implement the Company's business plans, decrease basic subscriber losses and offset the negative effects that the Chapter 11 filing has had on the Company's business, including the impairment of customer and vendor relationships;

  •
  resolving material litigation;

  •
  renewing franchises; failure to do so will result in reduced operating results and potential impairment of assets;

  •
  achieving positive operating results, increasing net cash provided by operating activities and maintaining satisfactory levels of capital and liquidity considering its history of net losses and capital expenditure requirements and the expected near-term continuation thereof; and

  •
  motivating and retaining key executives and employees.

Presentation

        For periods subsequent to the Petition Date, the Company has applied the provisions of SOP 90-7. SOP 90-7 requires that pre-petition liabilities that are subject to compromise be segregated in the consolidated balance sheets as liabilities subject to compromise and that revenue, expenses, realized gains and losses, and provisions for losses resulting directly from the reorganization due to the bankruptcy be reported separately as reorganization expenses in the consolidated statements of operations. Liabilities subject to compromise are reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. Liabilities subject to compromise consist of the following (amounts in thousands):

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

	December 31,
	2004	2003
Parent and subsidiary debt	$11,560,684	$11,560,684
Parent and subsidiary debt under co-borrowing credit facilities	4,576,375	4,576,375
Accounts payable	954,858	1,059,231
Accrued liabilities	1,240,237	839,142
Series B Preferred Stock	148,794	148,794

Liabilities subject to compromise	$18,480,948	$18,184,226

        The Rigas Co-Borrowing Entities are jointly and severally obligated with certain of the Debtors to the lenders with respect to borrowings under certain co-borrowing facilities ("Co-Borrowing Facilities"). Borrowings under the Co-Borrowing Facilities have been presented as liabilities subject to compromise in the accompanying consolidated balance sheets as collection of such borrowings from the Debtors is stayed. Collection of such borrowings from the Rigas Co-Borrowing Entities has not been stayed and actions may be taken to collect such borrowings from the Rigas Co-Borrowing Entities. However, the Rigas Co-Borrowing Entities would not have sufficient assets to satisfy claims for all liabilities under the Co-Borrowing Facilities.

        Following is a reconciliation of the changes in liabilities subject to compromise for the period from the Petition Date through December 31, 2004 (amounts in thousands):

Balance at Petition Date	$18,017,513
Contract rejections	2,611

Balance at December 31, 2002	18,020,124
Series B Preferred Stock	148,794
Contract rejections	18,308
Settlements	(3,000)

Balance at December 31, 2003	18,184,226
Increase in government settlement reserve (see Note 17)	425,000
Contract rejections	3,156
Settlements	(131,434)

Balance at December 31, 2004	$18,480,948

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

        Amortization of deferred financing fees related to pre-petition debt obligations was terminated effective on the Petition Date and the unamortized amount at the Petition Date ($134,208,000) has been included as an offset to liabilities subject to compromise as an adjustment of the net carrying value of the related pre-petition debt. Similarly, amortization of the deferred issuance costs for the Company's redeemable preferred stock was also terminated at the Petition Date. For periods subsequent to the Petition Date, interest expense has been reported only to the extent that it will be paid during the Chapter 11 proceedings. In addition, no preferred stock dividends have been accrued subsequent to the Petition Date.

Reorganization Expenses due to Bankruptcy and Investigation and Re-audit Related Fees

        Only those fees directly related to the Chapter 11 filings are included in reorganization expenses due to bankruptcy. These expenses are offset by the interest earned during reorganization. Certain reorganization expenses

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

are contingent upon the approval of a plan of reorganization by the Bankruptcy Court and include cure costs, financing fees and success fees. The Company is currently aware of certain success fees that potentially could be paid upon the Company's emergence from bankruptcy to third party financial advisors retained by the Company and the Committees in connection with the Chapter 11 Cases. Currently, these success fees are estimated to be between $6,500,000 and $19,950,000 in the aggregate. In addition, Adelphia's Chief Executive Officer ("CEO") and Chief Operating Officer ("COO") are eligible to receive equity awards of Adelphia stock with a minimum aggregate fair value of $17,000,000 upon the Debtors' emergence from bankruptcy. Such awards may be increased up to a maximum aggregate value of $25,500,000 at the discretion of the board of directors of Adelphia (the "Board"). As no plan of reorganization has been confirmed by the Bankruptcy Court, no accrual for such contingent payments or equity awards has been recorded in the accompanying consolidated financial statements. See Note 17 for additional information. The following table sets forth certain components of reorganization expenses for the indicated periods (amounts in thousands):

	Year Ended December 31,
	2004	2003	2002
Professional fees	$78,308	$81,948	$47,500
Contract rejections	3,156	18,308	2,611
Interest earned during reorganization	(3,457)	(4,390)	(2,779)
Other	(1,454)	2,946	874

Reorganization expenses due to bankruptcy	$76,553	$98,812	$48,206

        The Company has incurred certain professional fees that, although not directly related to the Chapter 11 filing, relate to the investigation of the actions of the Rigas Family management and related efforts to comply with applicable laws and regulations. These expenses include the additional audit fees incurred for the year ended December 31, 2001 and prior, as well as legal fees, forensic consultant fees and legal defense costs paid on behalf of the Rigas Family. These expenses have been included in investigation and re-audit related fees in the accompanying consolidated statements of operations.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Condensed Financial Statements of Debtors

        The Debtors' condensed consolidated balance sheet as of December 31, 2004 is as follows (amounts in thousands):

Assets:
Total current assets	$624,572
Property and equipment, net	4,323,142
Intangible assets, net	7,174,967
Other noncurrent assets	406,414

Total assets	$12,529,095

Liabilities and Stockholders' Deficit:
Liabilities:
Other current liabilities	$755,512
Current portion of parent and subsidiary debt	667,605
Total noncurrent liabilities	843,274
Liabilities subject to compromise	18,480,948

Total liabilities	20,747,339

Minority's interest	79,142
Stockholders' deficit:
Series preferred stock	397
Common stock	2,548
Additional paid-in capital	9,566,968
Accumulated other comprehensive income, net	826
Accumulated deficit	(17,059,560)
Treasury stock, at cost	(27,937)

(7,516,758)
Amounts due from the Rigas Family and Rigas Family Entities, net	(780,628)

Total stockholders' deficit	(8,297,386)

Total liabilities and stockholders' deficit	$12,529,095

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

        The Debtors' condensed consolidated statement of operations for the year ended December 31, 2004 is as follows (amounts in thousands):

Revenue	$3,934,732
Costs and expenses:
Direct operating and programming	2,532,193
Selling, general and administrative	310,060
Investigation and re-audit related fees	108,065
Depreciation	920,343
Amortization	151,966
Impairment of long-lived assets	77,751
Gains on dispositions of long-lived assets	(4,641)

Total costs and expenses	4,095,737

Operating loss	(161,005)
Interest expense, net of amounts capitalized	(385,137)
Other expense, net	(427,047)
Reorganization expenses due to bankruptcy	(76,553)
Income tax benefit	3,483
Share of losses of equity affiliates, net	(7,926)
Minority's interest in loss of subsidiary	16,383

Loss from continuing operations	(1,037,802)
Loss from discontinued operations	(571)

Loss before cumulative effects of accounting changes	(1,038,373)
Cumulative effects of accounting changes	(262,847)

Net loss	$(1,301,220)

        Following is condensed consolidated cash flow data for the Debtors for the year ended December 31, 2004 (amounts in thousands):

Net cash provided by (used in):
Operating activities	$462,012
Investing activities	$(687,713)
Financing activities	$312,220

Note 3: Summary of Significant Accounting Policies

Bankruptcy

        As a result of the Debtors' Chapter 11 filings, these consolidated financial statements have been prepared in accordance with SOP 90-7. For additional information, see Note 2.

Cash Equivalents

        Cash equivalents consist primarily of money market funds and United States Government obligations with maturities of three months or less when purchased. The carrying amounts of cash equivalents approximate their fair values.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Restricted Cash

        Details of restricted cash are presented below (amounts in thousands):

	December 31,
	2004	2003
Current restricted cash:
Dispute related to acquisition(a)	$3,618	$13,215
Other	2,682	1,112

Current restricted cash	$6,300	$14,327

Noncurrent restricted cash:
Tranche B Loan(b)	$—	$45,000
Agreement with insurance provider(c)	—	28,662
Other	3,035	1,148

Noncurrent restricted cash	$3,035	$74,810

  (a)
  Cash receipts from customers that were placed in trust as a result of a dispute arising from the acquisition of a cable system (see Note 8)

  (b)
  Proceeds received from the $200,000,000 Tranche B Loan made pursuant to the DIP facility that were subject to letter of credit agreements or other restrictions pursuant to the DIP Facility

  (c)
  Amounts that are required for the payment of franchise fees pursuant to an agreement with an insurance provider

Accounts Receivable

        Accounts receivable are reflected net of an allowance for doubtful accounts. Such allowance was $37,954,000 and $40,108,000 at December 31, 2004 and 2003, respectively. The allowance for doubtful accounts is established through a charge to direct operating and programming expenses. The Company assesses the adequacy of this reserve periodically, evaluating general factors such as the length of time individual receivables are past due, historical collection experience, and the economic and competitive environment.

Investments

        All publicly traded marketable securities held by the Company are classified as available-for-sale securities and are recorded at fair value. Unrealized gains and losses resulting from changes in fair value between measurement dates for available-for-sale securities are recorded net of taxes as a component of other comprehensive income (loss). Unrealized losses that are deemed to be other-than-temporary are recognized currently. Investments in privately held entities in which the Company does not have the ability to exercise significant influence over their operating and financial policies are accounted for at cost, subject to other-than-temporary impairment. The Company's available-for-sale securities and cost investments are included in other noncurrent assets, net in the accompanying consolidated balance sheets.

        Investments in entities in which the Company has the ability to exercise significant influence over the operating and financial policies of the investee are accounted for under the equity method. Equity method investments are recorded at original cost, subject to other-than-temporary impairment, and adjusted quarterly to recognize the Company's proportionate share of the investees' net income or loss after the date of investment, additional contributions or advances made, and dividends received. The equity method of accounting is suspended when the Company no longer has significant influence, for example, during the period that investees are undergoing corporate reorganization or bankruptcy proceedings. The Company's share of losses is generally limited to the extent of the Company's investment unless the Company is committed to provide further financial support to the investee. The excess of the Company's investment over its share of the net assets of each of the Company's investees has been attributed to the franchise rights and customer relationship intangibles of the investee. Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"), the Company does not amortize the excess basis to the extent it has been attributed to goodwill and

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

franchise rights. As discussed below under "Intangible Assets," the Company has determined that franchise rights have an indefinite life, and therefore are not subject to amortization.

        Changes in the Company's proportionate share of the underlying equity of an equity method investee, which result from the issuance of additional equity securities of the equity investee, are reflected as increases or decreases to the Company's additional paid-in capital.

        On a quarterly basis, the Company reviews its investments to determine whether a decline in fair value below the cost basis is other-than-temporary. The Company considers a number of factors in its determination including: (i) the financial condition, operating performance and near term prospects of the investee; (ii) the reason for the decline in fair value, be it general market, industry specific or investee specific conditions; (iii) the length of time that the fair value of the investment is below the Company's carrying value; and (iv) changes in value subsequent to the balance sheet date. If the decline in estimated fair value is deemed to be other-than-temporary, a new cost basis is established at the then estimated fair value. In situations where the fair value of an investment is not evident due to a lack of public market price or other factors, the Company uses its best estimates and assumptions to arrive at the estimated fair value of such an investment. The Company's assessment of the foregoing factors involves a high degree of judgment, and the use of significant estimates and assumptions.

Derivative and Other Financial Instruments

        SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended ("SFAS No. 133"), requires that all derivative instruments be recognized in the balance sheet at fair value. In addition, SFAS No. 133 provides that for derivative instruments that qualify for hedge accounting, changes in fair value will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in stockholders' equity as a component of accumulated other comprehensive income (loss) until the hedged item is recognized in earnings, depending on whether the derivative hedges changes in fair value or cash flows. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

        The Company has entered into interest rate exchange agreements, interest rate cap agreements and interest rate collar agreements with the objective of managing its exposure to fluctuations in interest rates. However, the Company has not designated these agreements as hedging instruments pursuant to the provisions of SFAS No. 133. Accordingly, changes in the fair value of these agreements were recognized currently and included in other expense, net through the Petition Date. Changes in the fair value of these agreements subsequent to the Petition Date have not been recognized, as the amount to be received or paid in connection with these agreements will be determined by the Bankruptcy Court. For additional information, see Note 11.

Business Combinations

        The Company has accounted for business combinations using the purchase method of accounting. The results of operations of the acquired business have been included in the Company's consolidated results from the date of the acquisition. The cost to acquire companies, including transaction costs, has been allocated to the underlying net assets of the acquired company based on their respective fair values. Any excess of the purchase price over the estimated fair values of the identifiable net assets acquired has been recorded as goodwill. The value assigned to the Class A common stock, par value $0.01 per share ("Class A Common Stock"), issued by Adelphia as consideration for acquisitions is generally based on the average market price for a period of a few days before and after the date that the respective terms were agreed to and announced. The application of purchase accounting requires a high degree of judgment and involves the use of significant estimates and assumptions.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Property and Equipment

        The details of property and equipment and the related accumulated depreciation are set forth below for the indicated periods (amounts in thousands):

	December 31,
	2004	2003
Cable distribution systems	$7,357,896	$6,608,704
Support equipment and buildings	556,203	689,838
Land	54,091	51,979

	7,968,190	7,350,521
Accumulated depreciation	(3,498,247)	(2,816,135)

Property and equipment, net	$4,469,943	$4,534,386

        Property and equipment is stated at cost, less accumulated depreciation. In accordance with SFAS No. 51, Financial Reporting by Cable Television Companies ("SFAS No. 51"), the Company capitalizes costs associated with the construction of new cable transmission and distribution facilities and the installation of new cable services. Capitalized construction and installation costs include materials, labor and applicable indirect costs. Installation costs include labor, material and overhead costs related to: (i) the initial connection (or "drop") from the Company's cable plant to a customer location; (ii) the replacement of a drop; and (iii) the installation of equipment for additional services, such as digital cable or high-speed Internet ("HSI"). The costs of other customer-facing activities, such as reconnecting customer locations where a drop already exists, disconnecting customer locations and repairing or maintaining drops, are expensed as incurred. The Company's methodology for capitalization of internal construction labor and internal and contracted third party installation costs (including materials) utilizes standard costing models based on actual costs. Materials and external labor costs associated with construction activities are capitalized based on amounts invoiced to the Company by third parties.

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

        Subject to the change noted below for set-top boxes, depreciation is computed on the straight-line method using the following useful lives:

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

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

        The Company periodically evaluates the useful lives of its property and equipment. Effective January 1, 2004, the Company changed the useful life used to calculate the depreciation of standard definition digital set-top boxes from five years to four years due to the introduction of advanced digital set-top boxes which provide high definition television ("HDTV") and digital video recording capabilities, and the expected migration of new and existing customers to these advanced digital set-top boxes. In addition, consumer electronics manufacturers continue to include advanced technology necessary to receive digital and HDTV signals within television sets, which the Company expects to further contribute to the reduction in the useful life of its set-top boxes. The impact of this change in useful life on the Company's operating results for the year ended December 31, 2004 was an $111,849,000 increase to the Company's net loss and a $0.44 increase to the Company's net loss per common share.

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

Intangible Assets

        Franchise rights represent the value attributed to agreements with local authorities that allow access to homes in cable service areas acquired in connection with a business combination. Pursuant to SFAS No. 142, the Company does not amortize acquired franchise rights as the Company has determined that such rights have an indefinite life. Costs to extend and maintain the Company's franchise rights are expensed as incurred.

        Goodwill represents the excess of the acquisition cost of an acquired entity over the fair value of the identifiable net assets acquired. Pursuant to SFAS No. 142, the Company does not amortize goodwill.

        Following is a reconciliation of the changes in the carrying amount of goodwill for the periods indicated (amounts in thousands):

	Cable	Corporate and Other	Total
Balance at January 1, 2003	$1,503,838	$3,846	$1,507,684
Acquisition	4,191	—	4,191

Balance at December 31, 2003	1,508,029	3,846	1,511,875
Consolidation of Rigas Co-Borrowing Entities (Note 5)	116,844	—	116,844
Other	—	(200)	(200)

Balance at December 31, 2004	$1,624,873	$3,646	$1,628,519

        Customer relationships represent the value attributed to customer relationships acquired in business combinations and are amortized over a 10-year period. Beginning in 2004, the Company began amortizing its customer relationships using the double declining balance method. Customer relationships were amortized using the straight-line method prior to 2004. The new method of amortization was adopted to better recognize the attrition patterns of our customer relationships and has been applied to customer relationships acquired prior to 2004. The effect of the change in 2004 was to decrease amortization expense by $23,072,000. The application of the new amortization method to customer relationships acquired prior to 2004 resulted in an additional charge of $262,847,000 which has been reflected as a cumulative effect of a change in accounting principle in the accompanying consolidated statements of operations. The proforma amounts shown in the consolidated statements of operations have been adjusted for the effect of retroactive application on amortization, changes in impairment of long-lived assets and minority's interest in loss of subsidiary which would have been made had the new method been in effect. Amortization of customer relationships and other aggregated $145,357,000, $157,019,000 and $159,451,000 during 2004, 2003 and 2002, respectively. Based solely on the Company's current amortizable intangible assets, the Company expects that amortization expense of amortizable intangible assets will be approximately $113,000,000, $102,000,000, $100,000,000, $97,000,000 and $80,000,000 during 2005, 2006, 2007, 2008 and 2009, respectively. The details of customer relationships and other are set forth below for the indicated periods (amounts in thousands):

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

	As of December 31,
	2004	2003
Gross carrying value	$1,674,138	$1,620,941
Accumulated amortization	(1,094,222)	(658,759)

Net carrying value	$579,916	$962,182

        For the year ended December 31, 2004, goodwill, franchise rights and customer relationships and other increased $116,844,000, $354,029,000 and $38,888,000, respectively, due to the January 1, 2004 consolidation of the Rigas Co-Borrowing Entities.

Impairment of Long-Lived Assets

        Pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"), the Company evaluates property and equipment and amortizable intangible assets for impairment whenever current events and circumstances indicate the carrying amounts may not be recoverable. If the carrying amount is greater than the expected future undiscounted cash flows to be generated, the Company recognizes an impairment loss equal to the excess, if any, of the carrying value over the fair value of the asset. The Company generally measures fair value based upon the present value of estimated future net cash flows of an asset group over its remaining useful life. The Company utilizes an independent third party valuation firm to assist in the determination of fair value for the cable assets. With respect to long-lived assets associated with cable systems, the Company groups systems at a level which represents the lowest level of cash flows that are largely independent of other assets and liabilities. The Company's asset groups under this methodology consist of seven major metropolitan markets and numerous other asset groups in the Company's geographically dispersed operations.

        Pursuant to SFAS No. 142, the Company evaluates its goodwill and franchise rights for impairment, at least annually on July 1, and whenever other facts and circumstances indicate that the carrying amounts of goodwill and franchise rights may not be recoverable. The Company evaluates the recoverability of the carrying amount of goodwill at its operating regions. These operating regions make up the Company's cable operating segment determined pursuant to SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, as further discussed in Note 16. For purposes of this evaluation, the Company compares the fair value of the assets of each of the Company's operating regions to their respective carrying amounts. The Company estimates the fair value of its goodwill and franchise rights primarily based on discounted cash flows, current market transactions and industry trends. If the carrying value of an operating region were to exceed its fair value, the Company would then compare the implied fair value of the operating region's goodwill to its carrying amount, and any excess of the carrying amount over the fair value would be charged to operations as an impairment loss. The fair value of goodwill represents the excess of the operating region's fair value over the fair value of its identifiable net assets. The Company evaluates the recoverability of the carrying amount of its franchise rights based on the same asset groupings used to evaluate its long-lived assets under SFAS No. 144 because the franchise rights are inseparable from the other assets in the asset group. These groupings are consistent with the guidance in Emerging Issues Task Force ("EITF") Issue No. 02-7, Unit of Measure for Testing Impairment of Indefinite-Lived Intangible Assets. Any excess of the carrying value over the fair value for franchise rights is charged to operations as an impairment loss.

        The evaluation of long-lived assets for impairment requires a high degree of judgment and involves the use of significant estimates and assumptions. For additional information, see Note 10.

Internal-Use Software

        The Company capitalizes certain direct development costs associated with internal-use software, including external direct costs of material and services, and payroll and related benefit costs for employees devoting time to the software projects. Such costs are amortized over an estimated useful life of three years, beginning when the assets are substantially ready for use. Amounts capitalized for internal-use software were $22,502,000, $14,882,000 and $15,250,000 during 2004, 2003 and 2002, respectively. Amortization of internal-use software costs was $14,325,000, $5,820,000 and $9,430,000 for 2004, 2003 and 2002, respectively. The net book value of internal-use software at December 31, 2004 and 2003 was $42,059,000 and $35,678,000, respectively. Internal-use software costs are included in other noncurrent assets, net in the accompanying consolidated balance sheets.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Deferred Financing Fees

        In general, costs associated with the issuance and refinancing of debt are deferred and amortized to interest expense using the effective interest method over the term of the related debt agreement. However, in the case of deferred financing costs related to pre-petition debt obligations, amortization was terminated effective on the Petition Date and the unamortized amount at the Petition Date ($134,208,000) is included as an offset to liabilities subject to compromise at the Petition Date and at December 31, 2004 and 2003 as an adjustment of the net carrying value of the related pre-petition debt. Deferred financing fees related to the DIP facilities and the Exit Financing Facility of $46,589,000 and $12,774,000 at December 31, 2004 and 2003, respectively, are included in other noncurrent assets, net in the accompanying consolidated balance sheets.

Minority's Interest

        Recognition of minority's interest share of losses of consolidated subsidiaries are limited to the amount of such minority's allocable share of the common equity of those consolidated subsidiaries.

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

Transactions with the Rigas Family and Rigas Family Entities

        The Company has had significant involvement, directly or indirectly, with the Rigas Family and numerous legal entities owned by the Rigas Family. The involvement ranges from engaging in joint business transactions, such as co-borrowing arrangements, to managing cable system operations, participating in centralized cash management and accounting functions, advancing funds, purchasing goods or services and engaging in numerous other formal and informal transactions or arrangements. The Rigas Family Entities include the Rigas Co-Borrowing Entities as well as Other Rigas Entities with varying degrees of involvement with the Company. The Company does not hold equity interests in any of the Rigas Family Entities. Following is a discussion of the Company's significant accounting policies related to transactions with the Rigas Family and Rigas Family Entities. As discussed in Notes 5 and 6, effective January 1, 2004, the Company began consolidating the Rigas Co-Borrowing Entities. On April 25, 2005, Adelphia and the Rigas Family entered into an agreement to settle Adelphia's lawsuit against the Rigas Family. For additional information, see Note 17.

        Until mid-2002, the Company disbursed significant amounts of money directly to or on behalf of the Rigas Family Entities. The Company continues to fund the cash needs for the payment of interest on co-borrowing debt for the Rigas Co-Borrowing Entities. Generally, amounts funded to or on behalf of the Rigas Family Entities were recorded by the Company as advances to those entities and are included as amounts due from the Rigas Family and Rigas Family Entities. The amounts due from the Rigas Family and Rigas Family Entities also include interest expected to be reimbursed by the Rigas Co-Borrowing Entities (considered probable of collection) on the portion of the co-borrowing debt attributable to those entities. Interest was deferred or otherwise not charged to the Rigas Family or the Rigas Family Entities if the amounts were not considered probable of collection or written agreements supporting such charges could not be located. No accounting recognition is given in the Company's financial statements for the amounts deferred.

        Amounts due from the Rigas Family and Rigas Family Entities is presented as a reduction of stockholders' equity as: (i) approximately half of the advances were used by those entities to acquire Adelphia securities; (ii) these advances occurred frequently; (iii) there were no definitive debt instruments that specified repayment terms; and (iv) there was no demonstrated repayment history.

        Where a contractual agreement or similar arrangement exists for management services, the fees charged are based on the contractually specified terms. In the absence of such agreements, the fees charged by the Company to the Managed Cable Entities are based on the actual costs incurred by the Company. Amounts charged subsequent to January 1, 2004 have been eliminated in consolidation. All other transactions prior to January 1, 2004 between the

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Company and the Rigas Family Entities have been reflected in the Company's consolidated financial statements based on the actual cost of the related goods or services.

        The Company followed the principles outlined in SFAS No. 114, Accounting by Creditors for Impairment of a Loan("SFAS No. 114"), and SFAS No. 118, Accounting by Creditors for Impairments of a Loan—Income Recognition and Disclosures ("SFAS No. 118"), to establish its policies related to both the recognition of interest due from the Rigas Family Entities and to determine impairment of advances to the Rigas Family and Rigas Family Entities. As previously mentioned, interest attributed to a particular Rigas Family Entity is recognized as amounts due from the Rigas Family and Rigas Family Entities in the Company's consolidated financial statements as long as none of the underlying receivable balance due from that entity is impaired. Once all or a portion of the receivable balance due from a Rigas Family Entity is impaired, the reimbursement of interest is no longer recognized on any of the debt attributable to that Rigas Family Entity because collection is not probable.

        The Company evaluated impairment of amounts due from the Rigas Family and Rigas Family Entities at each balance sheet date and whenever other facts and circumstances indicated the carrying value may have been impaired, on an entity-by-entity basis, which considers the legal structure of each entity to which advances were made. The Company was unable to evaluate impairment based on the present value of expected future cash flows from repayment because the advances generally do not have supporting loan documents, interest rates, repayment terms or history of repayment. The Company considered such advances as collateral-backed loans and measured the expected repayments based on the estimated fair value of the underlying assets of each respective entity at the balance sheet dates. The evaluation is based on an orderly liquidation of the underlying assets and does not apply current changes in circumstances to prior periods. For example, the most significant impairment recognition occurred in June 2002 when the Debtors filed for bankruptcy protection due to the dramatic effect that the filing had on the value of the underlying assets available for repayment of the advances. No increases in underlying asset values were recognized following bankruptcy. Any amounts ultimately recovered in excess of recorded amounts will be recognized as income at the time of recovery.

        Management believes that the amounts charged to the Rigas Family Entities and reflected in the accompanying consolidated statements of operations with respect to management fees and interest expense are reasonable.

Revenue Recognition

        Revenue from video and HSI service is recognized as services are provided. Credit risk is managed by disconnecting services to customers whose accounts are delinquent for a specified number of days. Consistent with SFAS No. 51, installation revenue obtained from the connection of subscribers to the cable system is recognized in the period installation services are provided to the extent of related direct selling costs. Any remaining amount is deferred and recognized over the estimated average period that customers are expected to remain connected to the cable system. Installation revenue was less than related direct selling costs for all periods presented. The Company classifies fees collected from cable subscribers for reimbursement of fees paid to local franchise authorities as a component of service revenue because the Company is the primary obligor to the local franchise authority. Revenue from advertising sales associated with the Company's media services business is recognized as the advertising is aired. Certain fees and commissions related to advertising sales are recognized as costs and expenses in the accompanying consolidated financial statements.

Programming Launch Fees and Incentives

        From time to time, the Company enters into binding agreements with programming networks whereby the Company is to receive cash, warrants to purchase common stock or other consideration in exchange for launch, channel placement or other considerations with respect to the carriage of programming services on the Company's cable systems. Amounts received or to be received under such arrangements are recorded as deferred revenue and amortized, generally on a straight-line basis, over the contract term, provided that it is probable that the Company will satisfy the carriage obligations and that the amounts to be received are reasonably estimable. Where it is not probable that the Company will satisfy the carriage obligations, or where the amounts to be received are not estimable, recognition is deferred until the specific carriage obligations are met and the consideration to be received is reasonably estimable. The amounts recognized under these arrangements generally are reflected as reductions of costs and expenses. However, amounts recognized with respect to payments received from shopping and other

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

programming networks for which the Company does not pay license fees and consideration received in connection with interactive services, are reflected as revenue. At the time that the Company's launch, carriage or other obligations are terminated, any remaining deferred revenue associated with such terminated obligations is recognized and included in other expense, net in the accompanying consolidated statements of operations.

Advertising Costs

        Advertising costs are expensed as incurred. The Company's advertising expense was $96,842,000, $88,379,000 and $61,026,000 during 2004, 2003 and 2002, respectively.

Stock-Based Compensation

        The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees ("APB Opinion No. 25"), and related interpretations to account for the Company's fixed plan stock options. Under this method, compensation expense for stock options or awards that are fixed is required to be recognized over the vesting period only if the current market price of the underlying stock exceeds the exercise price on the date of grant. SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), established accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, and has adopted the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123 and by SFAS No. 123-R, Share-Based Payment ("SFAS No. 123-R"). The following table illustrates the effects on net loss and loss per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (amounts in thousands, except per share amounts):

	Year Ended December 31,
	2004	2003	2002
Net loss, as reported	$(1,910,873)	$(832,612)	$(7,188,828)
Deduct compensation expense determined under fair value method, net of $0 taxes for all years	(167)	(1,077)	(1,079)

Pro forma net loss	$(1,911,040)	$(833,689)	$(7,189,907)

Loss per share:
Basic and diluted—as reported	$(7.56)	$(3.31)	$(28.87)

Basic and diluted—pro forma	$(7.56)	$(3.31)	$(28.88)

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

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

established when realization of the benefit of deferred tax assets is not deemed to be more likely than not. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Earnings (Loss) Per Common Share ("EPS")

        Basic EPS is measured as the earnings or loss attributable to common stockholders divided by the weighted average outstanding common shares for the period. Net earnings (loss) is reduced (increased) by preferred stock dividends and accretion and the value of beneficial conversion features of preferred stock to arrive at earnings (loss) attributable to common stockholders. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g. convertible securities, options, etc.) as if they had been converted at the beginning of the periods presented, or at original issuance date, if later. Potential dilutive common shares that have an anti-dilutive effect (e.g., those that increase income per share or decrease loss per share) are excluded from diluted EPS.

        Adelphia has Class A Common Stock and Convertible Class B common stock, par value $0.01 per share ("Class B Common Stock", and together with the Class A Common Stock, the "Adelphia Common Stock").

        Potential common shares were not included in the computation of diluted EPS because their inclusion would be anti-dilutive. At December 31, 2004, 2003 and 2002, the number of potential common shares was 87,072,964, 87,082,474 and 87,464,763, respectively. Such potential common shares consist of stock options to acquire shares of Class A Common Stock, and preferred securities and debt instruments that are convertible into shares of Class A Common Stock. The foregoing potential common share amounts do not take into account the assumed number of shares that might be repurchased by the Company upon the exercise of stock options.

Use of Estimates

        The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Significant estimates are involved in the determination of: (i) asset impairments; (ii) the recorded provisions for contingent liabilities; (iii) the carrying amounts of liabilities subject to compromise; (iv) estimated useful lives of tangible and intangible assets; (v) internal costs capitalized in connection with construction and installation activities; (vi) the recorded amount of deferred tax assets and liabilities; (vii) the allowances provided for uncollectible amounts with respect to the amounts due from the Rigas Family and Rigas Family Entities and accounts receivable; (viii) the allocation of the purchase price in business combinations; and (ix) the fair value of derivative financial instruments. Actual amounts, particularly with respect to matters impacted by proceedings under Chapter 11, could vary significantly from such estimates.

Reclassifications

        Certain reclassifications have been made to prior period balances to conform to the current presentation.

Note 4: Recent Accounting Pronouncements

        In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3, ("SFAS No. 154"), which provides guidance on the accounting for and reporting of accounting changes and error corrections. In general, in the absence of explicit transition requirements for new pronouncements, SFAS No. 154 requires retrospective application of the effects of changes in accounting principle to prior periods' financial statements, unless it is impracticable to determine the effects of the change. The provisions of SFAS No. 154 are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material impact on the Company's consolidated results of operations or financial position.

        In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143 ("FIN 47"), which addresses the financial accounting and reporting obligations associated with the conditional retirement of tangible long-lived assets and the associated asset retirement costs. FIN 47 requires that, where there is an unconditional obligation to perform asset retirement

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

activity even though there is uncertainty as to the timing and/or the method of settlement may be conditional on a future event, companies must recognize a liability for the fair value of the conditional asset retirement if the fair value of the liability can be reasonably estimated. The requirements of FIN 47 are effective for fiscal periods ending after December 15, 2005. The Company is currently evaluating the impact of the adoption of FIN 47.

        In December 2004, the FASB issued SFAS No. 123-R. Generally, SFAS No. 123-R requires the Company to recognize the grant-date fair value of stock options as compensation expense in its consolidated statements of operations at the date the options are issued to employees. SFAS No. 123-R applies to all stock options and other share-based payments granted after December 31, 2005 and to previously granted awards that are either unvested as of the adoption date or are modified after the adoption date. The Company is required to adopt SFAS No. 123-R in the first quarter of 2006.

        The Company has not granted any stock options since the Petition Date and does not anticipate granting any new options. In addition, all options currently outstanding will be fully vested prior to the adoption of SFAS No. 123-R. Accordingly, at this time, the adoption of SFAS No. 123-R will not have an impact on the Company's consolidated results of operations.

        In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29, ("SFAS No. 153"). In general, SFAS No. 153 requires that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged, unless the entity's future cash flows are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, and are to be applied prospectively. The adoption of SFAS No. 153 is not expected to have a material impact on the Company's consolidated results of operations or financial position.

        In November 2004, the FASB issued SFAS No. 151, Inventory Costs—an amendment of ARB No. 43, ("SFAS No. 151"). In general, SFAS No. 151 requires that inventory costs such as idle facility expense, freight, handling costs and spoilage be recognized as current period charges regardless of whether they meet the "abnormal" criterion of Accounting Research Bulletin No. 43, Inventory Pricing. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, and are to be applied prospectively The adoption of SFAS No. 151 is not expected to have a material impact on the Company's consolidated results of operations or financial position.

        In March 2004, the EITF reached a consensus on Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128 ("EITF No. 03-6"), which addresses the calculation and disclosure of earnings per share for companies with participating convertible securities or multiple classes of common stock. EITF No. 03-6 is effective for fiscal periods beginning after March 31, 2004. The adoption of EITF No. 03-6 did not have an impact on the Company's calculation or disclosure of earnings per share.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note 5: Variable Interest Entities

        FIN 46-R requires variable interest entities, as defined by FIN 46-R, to be consolidated by the primary beneficiary if certain criteria are met. The provisions of FIN 46-R must be applied to variable interest entities that are not special purpose entities, as defined in FIN 46-R, no later than the end of the first interim period or annual reporting date ending after March 15, 2004, and variable interest entities that are special purpose entities no later than the first interim or annual reporting date ending after December 15, 2003. None of the Company's variable interest entities are special purpose entities.

        The Company has concluded that the Rigas Co-Borrowing Entities, which include the Managed Cable Entities, represent variable interest entities for which the Company is the primary beneficiary, as contemplated by FIN 46-R. The Rigas Co-Borrowing Entities do business under the Adelphia name, are managed by the Company and rely on the Company in order to provide services to their customers. In addition, the Company will absorb the majority of the expected losses of the Rigas Co-Borrowing Entities. Accordingly, effective January 1, 2004, the Company began consolidating the Rigas Co-Borrowing Entities on a prospective basis and, as such, has not restated previously issued financial statements. The assets and liabilities of the Rigas Co-Borrowing Entities are included in the Company's consolidated financial statements at the Rigas Co-Borrowing Entities' historical cost because these entities first became variable interest entities and Adelphia became the primary beneficiary when Adelphia and these entities were under the common control of the Rigas Family. As a result of the adoption of FIN 46-R, the Company recorded a $588,782,000 charge as a cumulative effect of a change in accounting principle as of January 1, 2004. The Company is reporting the operating results of the Rigas Co-Borrowing Entities in the "cable" segment. See Note 16 for further discussion of the Company's business segments.

        As discussed in Note 17, on April 25, 2005, the Company entered into an agreement with the U.S. Attorney. Adelphia also consented to the entry of a final judgment in the July 24, 2002 SEC civil enforcement action (the "SEC Civil Action") thereby resolving the SEC's claims against Adelphia. Concurrently, Adelphia and the Rigas Family entered into an agreement to settle Adelphia's lawsuit against the Rigas Family, and the Rigas Family entered into an agreement with the U.S. Attorney. These agreements are collectively referred to as the "Government Settlement Agreements."

        Certain subsidiaries of Adelphia and the Rigas Co-Borrowing Entities are jointly and severally liable for all amounts borrowed pursuant to certain Co-Borrowing Facilities (see Notes 6 and 11 for additional information). Prior to the consolidation of the Rigas Co-Borrowing Entities, the Company reflected the full amounts outstanding under such Co-Borrowing Facilities as debt in the balance sheet of the Company, without regard to the attribution of such co-borrowings between the Company and the Rigas Co-Borrowing Entities, because of the joint and several liability under these Co-Borrowing Facilities.

        In addition to the Rigas Co-Borrowing Entities, the Rigas Family owned, prior to forfeiture to the United States on June 8, 2005, at least 16 additional entities that could be considered variable interest entities under FIN 46-R. None of these Other Rigas Entities is engaged in the cable business or is a co-borrower under the Company's credit agreements. Certain of these Other Rigas Entities are holding companies that acquired debt and equity securities of the Company and one of the Company's subsidiaries. The business activities of certain other of the Other Rigas Entities are not known. The Company has made an exhaustive effort to obtain the information necessary to determine whether these Other Rigas Entities are variable interest entities and, if so, whether the Company is the primary beneficiary. The Company has requested, but has not been provided, financial statements of the Other Rigas Entities. Responses to the Company's request indicate that the Other Rigas Entities are unable to provide the necessary financial information to the Company. Accordingly, the Company has not applied the provisions of FIN 46-R to the Other Rigas Entities because the Company does not have sufficient financial information to perform the required evaluations. The most significant assets believed to be owned by the Other Rigas Entities consist of Adelphia securities that were purchased from the Company. The most significant liabilities of the Other Rigas Entities of which the Company is aware are the amounts owed to the Company with respect to the purchase of such Adelphia securities and other transactions, as described in greater detail in Note 6. The Company believes that its maximum exposure to future loss in its statement of operations as a result of its involvement with the Other Rigas Entities is equal to the net carrying value of its advances to the Other Rigas Entities, or approximately $28,743,000 at December 31, 2004. The net carrying value represents the application of the market price to the Adelphia securities held by such entities and does not give effect to the terms of the Plan.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

        Pursuant to the Forfeiture Order, all right, title and interest of the Rigas Family and Rigas Family Entities in the Rigas Co-Borrowing Entities (other than Coudersport and Bucktail), certain specified real estate and any securities of the Company were forfeited to the United States on June 8, 2005 and such assets and securities are expected to be conveyed (subject to completion of forfeiture proceedings before a federal judge to determine if there are any superior claims) to the Company pursuant to the Non-Prosecution Agreement. See Note 17 for additional information.

        The consolidation of the Rigas Co-Borrowing Entities resulted in the following impact to the Company's consolidated balance sheet as of January 1, 2004 (amounts in thousands):

Assets:
Other current assets	$10,157
Property and equipment, net	144,951
Intangible assets, net	509,761
Other noncurrent assets	7,140

Total assets	$672,009

Liabilities(d):
Amounts due to the Rigas Family and Other Rigas Entities from Rigas Co-Borrowing Entities(a)	$460,256
Other current liabilities	21,158
Other noncurrent liabilities	7,771
Stockholders' Deficit(d):
Accumulated deficit	(588,782)
Amounts due to the Rigas Co-Borrowing Entities from the Rigas Family and Other Rigas Entities(b)	—
Amounts due to Adelphia from the Rigas Co-Borrowing Entities(c)	771,606

Total liabilities and stockholders' deficit	$672,009

(a)
As a result of the January 1, 2004 consolidation of the Rigas Co-Borrowing Entities, the Company has reflected a $460,256,000 payable from the Rigas Co-Borrowing Entities to the Rigas Family and Other Rigas Entities as a current liability in the accompanying consolidated balance sheet. The Company has determined that this liability to certain Other Rigas Entities has no legal right of set-off against amounts due to the Rigas Co-Borrowing Entities from the Rigas Family and Other Rigas Entities. In general, amounts due to the Rigas Family and Other Rigas Entities from the Rigas Co-Borrowing Entities are unsecured, have no maturity date, have no specific repayment terms and have no specific terms for accrual of interest. No interest has been accrued with respect to this liability. As a result of the Government Settlement Agreements, this liability will not be paid. Settlement of this liability will be recognized by the Company when these amounts are settled or the underlying securities are transferred to the Company.

(b)
Represents $416,500,000 for amounts due to the Rigas Co-Borrowing Entities from the Rigas Family and Other Rigas Entities less an allowance for uncollectible amounts of $416,500,000. See Note 6 for additional information.

(c)
Represents the elimination due to consolidation of amounts due to Adelphia from the Rigas Co-Borrowing Entities of $929,431,000 less an allowance for uncollectible amounts of $157,825,000.

(d)
Liabilities and stockholders' deficit exclude co-borrowing indebtedness attributable to the Rigas Co-Borrowing Entities of $2,846,156,000 and the related receivable as all of the co-borrowing indebtedness attributable to the Rigas Co-Borrowing Entities is already reflected in the Company's accompanying consolidated balance sheets.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

        The consolidation of the Rigas Co-Borrowing Entities resulted in the following impact to the Company's consolidated statements of operations for the year ended December 31, 2004 (amounts in thousands):

Revenue	$194,089
Costs and expenses:
Direct operating and programming	114,846
Selling, general and administrative:
Third party	12,206
Investigation and re-audit related fees	17,233
Depreciation	38,533
Amortization	7,716
Impairment of long-lived assets	5,598

Total costs and expenses	196,132

Operating loss	(2,043)
Other income	1,091
Income tax expense	(85)

Loss before cumulative effects of accounting changes	(1,037)
Cumulative effects of accounting changes	(588,782)

Net loss(a)	$(589,819)

(a)
Net loss excludes amounts related to co-borrowing interest expense as the expense is reflected in the Company's consolidated financial statements.

        In addition to the Rigas Family Entities, the Company performed an evaluation under FIN 46-R of other entities in which the Company has a financial interest. The Company concluded that no further adjustments to its consolidated financial statements were required as a result of these evaluations and the adoption of FIN 46-R.

Note 6: Transactions with the Rigas Family and Rigas Family Entities

        The Company has had significant involvement, directly or indirectly, with the Rigas Family and numerous legal entities owned by the Rigas Family. The involvement ranges from engaging in joint business transactions, such as co-borrowing arrangements, to managing cable system operations, participating in centralized cash management ("CMS") and accounting functions, advancing funds, purchasing goods or services and engaging in numerous other formal and informal transactions or arrangements. At December 31, 2004, the Company did not hold equity interests in any of the Rigas Family Entities. Pursuant to the Forfeiture Order, all right, title and interest of the Rigas Family and Rigas Family Entities in the Rigas Co-Borrowing Entities (other than Coudersport and Bucktail), certain specified real estate and any securities of the Company were forfeited to the United States on June 8, 2005, and such assets and securities are expected to be conveyed (subject to the completion of forfeiture proceedings before a federal judge to determine if there are any superior claims) to the Company pursuant to the Non-Prosecution Agreement.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

        The following table shows the amounts due from the Rigas Family and Rigas Family Entities net of the allowance for uncollectible amounts and amounts due from the Rigas Co-Borrowing Entities prior to the 2004 consolidation of the Rigas Co-Borrowing Entities under FIN 46-R, as described in Note 5 (amounts in thousands):

	December 31, 2004	December 31, 2003
Amounts due from the Rigas Family and Other Rigas Entities	$2,630,770	$2,214,270
Amounts due from Rigas Co-Borrowing Entities*	—	929,431

Amounts due before allowance for uncollectible amounts	2,630,770	3,143,701
Allowance for uncollectible amounts	(2,602,027)	(2,343,352)

Amounts due from the Rigas Family and Rigas Family Entities, net	$28,743	$800,349

*
On January 1, 2004, the Company began consolidating the Rigas Co-Borrowing Entities in accordance with FIN 46-R. As such, amounts due from the Rigas Co-Borrowing Entities have been eliminated.

        In connection with the Government Settlement Agreements, amounts owed between Adelphia (including the forfeited Rigas Co-Borrowing Entities which are expected to be conveyed to Adelphia) and the Rigas Family and Other Rigas Entities will not be collected or paid. Settlement of the $28,743,000 included in the table above, as well as the $460,256,000 due from the Rigas Co-Borrowing Entities to the Rigas Family and Other Rigas Entities as discussed in Note 5, will be recognized by the Company when these amounts are settled or the underlying securities are transferred to the Company.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

        Changes in the amounts due from the Rigas Family and Rigas Family Entities are presented below in total and separately for amounts due from the Rigas Co-Borrowing Entities and the Rigas Family and Other Rigas Entities for the indicated periods (amounts in thousands):

	Amounts due from:
	Rigas Co-Borrowing Entities	The Rigas Family and Other Rigas Entities	Total amounts due before deducting allowance
Balance at January 1, 2002	$972,025	$1,636,416	$2,608,441
Funding by the Company for operations and other activities	112,650	214,931	327,581
Deposits in the Company's CMS for operations and other activities	(174,258)	(27,489)	(201,747)
Deposits in the Company's CMS for interest on the Adelphia debt securities held by the Rigas Family and the Other Rigas Entities	—	(11,521)	(11,521)
Management fees and other costs charged by the Company to the Rigas Co-Borrowing Entities	17,494	—	17,494
Co-Borrowing interest charged to Rigas Family Entities	10,556	—	10,556
Purchase of Adelphia securities by Rigas Family Entities	—	393,569	393,569
Sale of land owned by Rigas Family Entities	—	(465)	(465)
Net revenue earned from cooperative advertising arrangement with NFHLP	—	1,151	1,151
Programming rights charges from NFHLP	—	(9,961)	(9,961)
Production reimbursements from NFHLP	—	406	406
Net change in liabilities incurred under Company contracts for expenses of the Rigas Co-Borrowing Entities	20,928	—	20,928
Other activity, net	(3,305)	18,003	14,698

Balance at December 31, 2002	956,090	2,215,040	3,171,130
Funding by the Company for operations and other activities	96,086	7	96,093
Deposits in the Company's CMS for operations and other activities	(168,290)	(3)	(168,293)
Management fees and other costs charged by the Company to the Rigas Co-Borrowing Entities	22,217	—	22,217
Amounts to fund legal defense of the Rigas Family	10,767	—	10,767
Net change in liabilities incurred under Company contracts for expenses of the Rigas Co-Borrowing Entities	3,018	—	3,018
Other activity, net	9,543	(774)	8,769

Balance at December 31, 2003	929,431	2,214,270	3,143,701
Consolidation of amounts due to the Rigas Co-Borrowing Entities from the Rigas Family and Other Rigas Entities	—	416,500	416,500
Amounts due from Rigas Co-Borrowing Entities eliminated due to consolidation	(929,431)	—	(929,431)

Balance at December 31, 2004	$—	$2,630,770	$2,630,770

        The Company has separately assessed the collectibility of the amounts due from the Rigas Family and each of the Other Rigas Entities at the end of each reporting period. Prior to the Petition Date, the Company considered these amounts to be collateral-backed loans under SFAS No. 114 and SFAS No. 118. The Company adjusted the allowance for uncollectible amounts based on increases or decreases in the estimated values of the underlying net assets of the Rigas Family and each of the Other Rigas Entities available for repayment of amounts advanced. The Company's assessment of collectibility was based on an orderly sale of the Rigas Family's and Other Rigas Entities' underlying assets and did not apply current changes in circumstances to prior periods. The most significant impairment recognition occurred in June 2002 when the Debtors filed for bankruptcy protection due to the dramatic

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

effect that the filing had on the value of the underlying assets available for repayment of the advances. Subsequent to the Petition Date, the Company ceased the recognition of increases in the values of the underlying assets of the Rigas Family and Other Rigas Entities. Once an allowance had been established against all or part of the amount owed to the Company by a Rigas Family Entity, the Company adopted the cost recovery method for purposes of recognizing co-borrowing interest. Under this method, the full amount of interest is deferred until such time as the underlying principal is fully recovered. No accounting recognition is given in the Company's financial statements for the amounts deferred.

        Changes in the allowance for uncollectible amounts due from the Rigas Co-Borrowing Entities and the Rigas Family and Other Rigas Entities are presented below (amounts in thousands):

	Allowance for uncollectible amounts due from:
			Total allowance for uncollectible amounts
	Rigas Co- Borrowing Entities	The Rigas Family and Other Rigas Entities
Balance at January 1, 2002	$(100,375)	$(475,239)	$(575,614)
Provision for uncollectible amounts	(51,953)	(1,710,288)	(1,762,241)

Balance at December 31, 2002	(152,328)	(2,185,527)	(2,337,855)
Provision for uncollectible amounts	(5,497)	—	(5,497)

Balance at December 31, 2003	(157,825)	(2,185,527)	(2,343,352)
Elimination of the allowance for amounts due from Rigas Co-Borrowing Entities due to consolidation	157,825	—	157,825
Consolidation of the allowance for amounts due to the Rigas Co-Borrowing Entities from the Rigas Family and Other Rigas Entities	—	(416,500)	(416,500)

Balance at December 31, 2004	$—	$(2,602,027)	$(2,602,027)

Amounts due from the Rigas Co-Borrowing Entities

        As a result of the consolidation of the Rigas Co-Borrowing Entities, the $929,431,000 receivable from the Rigas Co-Borrowing Entities at December 31, 2003 and the related $157,825,000 allowance for uncollectible amounts were eliminated from the Company's consolidated balance sheet as of January 1, 2004.

Amounts due from the Rigas Family and Other Rigas Entities

        Because the Company and the Rigas Family and Other Rigas Entities were under common control during the periods in which the amounts due from the Rigas Family and Other Rigas Entities were accumulated, the receivable balance, net of the allowance for uncollectible amounts, has been reported as an addition to stockholders' deficit in the accompanying consolidated financial statements. In general, amounts due from the Rigas Family and Other Rigas Entities are unsecured and have no maturity date and no specified terms for the accrual of interest.

        As a result of the January 1, 2004 consolidation of the Rigas Co-Borrowing Entities, the amounts due from the Rigas Family and Other Rigas Entities include $416,500,000 due to the Rigas Co-Borrowing Entities from the Rigas Family and Other Rigas Entities, offset by an allowance for uncollectible amounts of $416,500,000, which was established prior to January 1, 2004. These amounts do not include $460,256,000 that the Rigas Co-Borrowing Entities owe to the Rigas Family and Other Rigas Entities for which the Company has determined that there is no legal right of set-off against amounts due to certain other Rigas Co-Borrowing Entities from the Rigas Family and Other Rigas Entities. As a result of the Government Settlement Agreements, neither the amounts receivable nor the amounts payable will be collected or paid.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Impact of Transactions with the Rigas Family and Rigas Family Entities on Consolidated Statements of Operations

        Transactions occurring on or after January 1, 2004 between the Company and the Rigas Co-Borrowing Entities are eliminated in consolidation. The effects of various transactions between the Company and the Rigas Family and Rigas Family Entities on certain line items included in the accompanying consolidated statements of operations are summarized below for the indicated 2003 and 2002 periods (amounts in thousands):

	Year ended December 31,
	2003	2002
Revenue:
Net revenue from cooperative advertising arrangement with NFHLP(a)	$—	$1,151

Expenses:
Direct operating and programming:
Programming rights and other expenses paid to NFHLP(a)	$—	$9,961
Production reimbursements from NFHLP(a)	—	(406)

Total included in direct operating and programming	$—	$9,555

Selling, general and administrative:
Management fees and other costs charged by the Company to the Managed Cable Entities(b)	$(22,217)	$(17,494)
Management fees and other costs charged by the Rigas Family and Other Rigas Entities to the Company(c)	975	2,321

Total included in selling, general and administrative	$(21,242)	$(15,173)

Interest expense on Adelphia debt securities held by Other Rigas Entities	$—	$(10,343)

        (a) Amounts Charged to the Company from NFHLP.    During 2002, Niagara Frontier Hockey, L.P., a Delaware limited partnership owned by the Rigas Family ("NFHLP"), charged the Company for broadcast rights to the Buffalo Sabres hockey games and for luxury suites, tickets, advertising and other entertainment costs. Also during 2002, the Company received net revenue and reimbursements for production costs from NFHLP related to a cooperative advertising arrangement between the Company and NFHLP. The amounts charged to and received by the Company pursuant to these arrangements are set forth in the foregoing table summarizing the effects of transactions with the Rigas Family Entities in the accompanying consolidated statements of operations.

        During 2002, the Company recorded an increase to the allowance against its advances to NFHLP of $68,796,000. Such increase reflects amounts required to adjust the carrying value to net realizable value. The 2002 increase includes a $38,077,000 charge related to the Company's decision to discontinue funding and to seek a buyer for NFHLP and a $30,719,000 charge related to the Company's conclusion, after conducting negotiations with several potential buyers, that it would not recover any of its advances to NFHLP. The Company received no proceeds in connection with the closing of the sale of NFHLP in April 2003.

        The Company charged management fees and interest to NFHLP during 2002. Due to the fact that collectibility was not assured, the Company did not recognize any income with respect to such management fees and interest. The Company used facilities owned by NFHLP from 1999 through the second quarter of 2003. No rent was charged to the Company for the use of such facilities. The Company renovated such facilities in 2000 at a cost of $849,000. The book value of such renovation costs was written-off by the Company in 2003 when the property was vacated. In 2000, the Company guaranteed a third party loan to NFHLP with an aggregate principal amount of $27,637,000, which guarantee was collateralized by letters of credit. The Company was relieved of this contingent obligation as a result of the April 2003 sale of NFHLP.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

        During the first quarter of 2002, NFHLP and certain of its subsidiaries filed voluntary petitions to reorganize under Chapter 11, and during the fourth quarter of 2003, NFHLP and certain of its subsidiaries asserted certain claims against the Company. For additional information, see Note 17.

        (b)   Management Fees and Other Costs Charged by the Company to the Managed Cable Entities.    The Company provides management and administrative services, under written and unwritten enforceable agreements, to the Managed Cable Entities.

        In circumstances where a written management agreement exists, a management fee is charged to the Managed Cable Entity in accordance with the written agreement. Such management agreements generally provide for a management fee based on a percentage of revenue plus reimbursements for expenses incurred by the Company on behalf of the Managed Cable Entities. Under unwritten agreements, the Company charges the Managed Cable Entities their share of costs incurred by the Company, as well as reimbursable expenses. Such charges are generally based upon the Managed Cable Entities' share of revenue or subscribers, as appropriate. The management fees actually paid by the Managed Cable Entities are generally limited by the terms of the applicable Co-Borrowing Facility. The amounts charged to the Managed Cable Entities pursuant to these arrangements are included in management fees and other charges to the Managed Cable Entities in the foregoing table and have been reflected as a reduction of selling, general and administrative expenses in the accompanying consolidated statements of operations for the years ended December 31, 2003 and 2002. Effective January 1, 2004, these fees and cost allocations have been eliminated upon consolidation of the Rigas Co-Borrowing Entities.

        (c)   Management Fees and Other Costs Charged by the Rigas Family and Other Rigas Entities to the Company.    The Rigas Family and Other Rigas Entities provided services to the Company in exchange for consideration that may or may not have been equal to the fair value of such goods and services, as summarized in the following table (amounts in thousands):

	Year Ended December 31,
	2003	2002
Services provided to the Company by the Rigas Family and Other Rigas Entities:
Management services(1)	$975	$1,300
Facility management and maintenance services(2)	—	860
Rent paid to the Rigas Family and Other Rigas Entities(3)	—	74
Other(4)	—	87

Total charges for services provided by the Rigas Family and Other Rigas Entities	$975	$2,321

Capital goods acquired from Other Rigas Entities
Furniture, fixtures and related design and installation services(5)	$—	$2,167
Capital improvements(2)	—	70

Total charges for capital goods acquired from Other Rigas Entities	$—	$2,237

(1)
Charges for services arose from Adelphia's 99.5% limited partnership interest in Praxis Capital Ventures, L.P. ("Praxis"), a consolidated subsidiary of Adelphia. Praxis was primarily engaged in making private equity investments in the telecommunications market. Adelphia committed to provide $65,000,000 of capital to Praxis, of which $8,500,000 was invested by Praxis during 2002 and 2001. The Rigas Family owns membership interests in both the Praxis general partner and the company that manages Praxis. The Praxis management company charged a management fee to Adelphia at an annual rate equal to 2% of the capital committed by Adelphia. Adelphia recorded an expense for management fees of $975,000 and $1,300,000 for the years ended December 31, 2003 and 2002, respectively. During 2004, 2003 and 2002, the Company

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

recorded reserves of $800,000, $300,000 and $148,000 respectively, against the carrying value of certain Praxis investments.

By order dated October 20, 2003, the Debtors rejected the Praxis partnership agreement under applicable bankruptcy law. Rejection may give rise to pre-bankruptcy unsecured damage claims that are included in liabilities subject to compromise at the amounts expected to be allowed. As of December 31, 2004, the Company had accrued $1,300,000 in management fees due under the Praxis partnership agreement for the periods prior to rejection of the partnership agreement.

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

(5)
The Company purchased furniture, fixtures and related design and installation services from certain of the Other Rigas Entities. Due to the fact that the Company and such Other Rigas Entities were under common control at the time such purchases were made, such Other Rigas Entities' mark-up on such transactions, which aggregated $205,000 for 2002, was treated as an adjustment of additional paid-in capital.

Other Transactions with the Rigas Family and Rigas Family Entities

        Rigas Co-Borrowing Entities.    The Company performs all of the cash management functions for the Rigas Co-Borrowing Entities using the CMS. As such, positive cash flows of the Rigas Co-Borrowing Entities are generally deposited into the Company's cash accounts. Negative cash flows, which represent the payment of interest on co-borrowing debt for the Rigas Co-Borrowing Entities, are generally deducted from the Company's cash accounts. In addition, the personnel of the Rigas Co-Borrowing Entities are employees of the Company, and substantially all of the cash operating expenses and capital expenditures of the Rigas Co-Borrowing Entities are paid by the Company on behalf of the Rigas Co-Borrowing Entities. Charges to the Rigas Co-Borrowing Entities for such expenditures are determined by reference to the terms of the applicable third party invoices or vendor agreements. Although this activity affects the amounts due from the Rigas Co-Borrowing Entities, prior to the consolidation of the Rigas Co-Borrowing Entities, the Company did not include any of these charges as related party transactions to be separately reported in its consolidated statements of operations. Effective January 1, 2004, such amounts are included in the Company's consolidated statements of operations. The most significant of these expenditures incurred by the Company on behalf of the Rigas Co-Borrowing Entities during 2003 and 2002 include third party programming charges, employee related charges and third party billing service charges which are shown in the following table (amounts in thousands):

	Year ended December 31,
	2003	2002
Programming charges from third party vendors	$48,228	$43,404
Employee related charges	20,543	20,522
Billing charges from third party vendors	3,009	2,662

	$71,780	$66,588

        Prior to January 1, 2004, the Company recognized all of the liabilities incurred under these arrangements on behalf of the Rigas Co-Borrowing Entities. At December 31, 2003, $51,644,000 was included in accrued liabilities in the accompanying consolidated balance sheet.

        During 2004 and 2003, various stipulations and orders were approved by the Bankruptcy Court that caused the Managed Cable Entities to pay approximately $28,000,000 of legal defense costs on behalf of certain members of the Rigas Family. As a result of the consolidation of the Rigas Co-Borrowing Entities, $17,000,000 of such

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

defense costs have been included in investigation and re-audit related fees in the accompanying consolidated statement of operations for the year ended December 31, 2004.

        In connection with the Government Settlement Agreements, the Company agreed to pay the Rigas Family an additional $11,500,000 for legal defense costs, which was paid and expensed by the Company in June 2005. The Government Settlement Agreements release the Company from further obligation to provide funding for legal defense costs for the Rigas Family.

        Purchase of Adelphia Securities by Other Rigas Entities.    Adelphia issued debt securities to certain Other Rigas Entities in 2002. Details of the securities issued to these Other Rigas Entities are set forth in the following table (dollars in thousands):

Date issued	Securities purchased by Other Rigas Entities	Purchase price on agreement date	Interest factor	Total purchase price to Other Rigas Entities
January 22, 2002	$400,000 aggregate principal amount of 3.25% Convertible Subordinated Notes due 2021 (the "3.25% Notes") under an agreement dated April 19, 2001*	$391,000	$2,569	$393,569

*
The 3.25% Notes held by the Other Rigas Entities were convertible into Class B Common Stock and the 3.25% Notes held by the public were convertible into Class A Common Stock. All terms, including the conversion ratios, of the 3.25% Notes held by the public were otherwise identical to the 3.25% Notes held by the Other Rigas Entities. For additional information, see Note 11.

        The Company did not receive cash as a result of the issuance of the 3.25% Notes to the Other Rigas Entities, but rather the purchase price has been reflected as an increase to amounts due from the Rigas Family and Rigas Family Entities in the accompanying consolidated balance sheets. The price discount received by the Other Rigas Entities of $9,000,000 for the 3.25% Notes was amortized to interest expense over the life of the securities with such amortization ceasing at the Petition Date consistent with the Company's treatment of other debt instruments. The securities purchase agreement also provided that the Other Rigas Entities be charged interest on the purchase price of the securities from the agreement date through the issuance date (the "interest factor"). The interest factor for the 3.25% Notes has been reflected as an adjustment to additional paid-in capital. See Note 11 for further discussion regarding additional debt securities held by the Other Rigas Entities.

        In 2001, the Company agreed to issue 7,500,000 shares of Class B Common Stock and 2,000,000 shares of 7.5% Series E Mandatory Convertible Preferred Stock, with a par value of $0.01 per share ("Series E Preferred Stock"), to the Other Rigas Entities no later than August 12, 2002 for aggregate cash consideration of $202,550,000. As the equity securities were to be issued to entities controlled by the Rigas Family, certain of whom were employees of the Company, the Company recognized compensation expense of $101,000,000 in 2001 based on the difference between the purchase price of the securities and their market price, in accordance with APB Opinion No. 25. The Company recognized a compensation benefit of $101,000,000 during 2002 as no shares were issued under the agreement.

        Pursuant to the Forfeiture Order, all right, title and interest of the Rigas Family and Rigas Family Entities in the Rigas Co-Borrowing Entities (other than Coudersport and Bucktail), certain specified real estate and any securities of the Company were forfeited to the United States on June 8, 2005 and such assets and securities are expected to be conveyed (subject to forfeiture proceedings before a federal judge to determine if there are any superior claims) to the Company pursuant to the Non-Prosecution Agreement. The Company will recognize the benefits of such conveyance when it occurs. For additional information, see Note 17.

        Century/ML Cable.    In connection with the December 13, 2001 settlement of a dispute, Adelphia, Century, Century/ML Cable, ML Media and Highland Holdings ("Highland"), a Rigas Family Entity, entered into a Leveraged Recapitalization Agreement (the "Recap Agreement") pursuant to which Century/ML Cable agreed to redeem ML Media's 50% interest in Century/ML Cable (the "Redemption") on or before September 30, 2002 for a

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

purchase price between $275,000,000 and $279,800,000, depending on the timing of such redemption. Among other things, the Recap Agreement provided that: (i) Highland would arrange debt financing for the Redemption; (ii) Highland, Adelphia and Century would jointly and severally guarantee debt service on debt financing for the Redemption on and after the closing of the Redemption; and (iii) Highland and Century would own 60% and 40% interests, respectively, in the recapitalized Century/ML Cable. Under the terms of the Recap Agreement, Century's 50% interest in Century/ML Cable was pledged to ML Media as collateral for Adelphia's obligations. On or about December 18, 2001, Adelphia placed $10,000,000 on deposit on behalf of Highland as earnest funds for the transaction. During June of 2002, ML Media withdrew the $10,000,000 from escrow following the Bankruptcy Court's approval of the release of these funds to ML Media. Simultaneously with the execution of the Recap Agreement, ML Media, Adelphia and certain of its subsidiaries entered into a stipulation of settlement, pursuant to which certain litigation between them was stayed pending the Redemption. By order dated September 17, 2003, Adelphia and Century rejected the Recap Agreement under applicable bankruptcy law. Adelphia has not accrued any liability for damage claims related to the rejection of the Recap Agreement. Adelphia and Century/ML Cable have challenged the Recap Agreement and the Redemption as unenforceable on fraudulent transfer and other grounds, and Adelphia, Century, Highland, Century/ML and ML Media are engaged in litigation regarding the enforceability of the Recap Agreement. In this regard, ML Media filed an amended complaint against Adelphia on July 3, 2002 in the Bankruptcy Court. On April 15, 2004, the Bankruptcy Court dismissed all counts of Adelphia's challenge of the Recap Agreement except for its allegation that ML Media aided and abetted a breach of fiduciary duties in connection with its execution. The court also allowed Century/ML Cable's action to avoid the Recap Agreement as a fraudulent conveyance to proceed. For additional information concerning this litigation, see Note 17.

        On June 3, 2005, Century and ML Media entered into an interest acquisition agreement ("IAA") to sell their interests in Century/ML Cable for $520,000,000 (subject to certain potential purchase price adjustments as defined in the IAA) to San Juan Cable. Consummation of the sale is subject to approval by the Bankruptcy Court in Century/ML Cable's separate Chapter 11 case, confirmation of a plan of reorganization of Century/ML Cable, the receipt of financing by the buyers and other customary conditions, many of which are outside the control of Century/ML Cable, Century and ML Media. There can be no assurance whether or when such conditions will be satisfied. The sale of Century/ML Cable will not resolve the pending litigation among Adelphia, Century, Highland, Century/ML Cable and ML Media.

        Margin Loans.    Certain members of the Rigas Family and certain of the Other Rigas Entities entered into margin loan agreements with various investment banks and other financial institutions and pledged equity and debt securities issued by the Company to secure such loans. Although the total amount of these margin loans is unknown, from July 2000 to May 2002, certain members of the Rigas Family and certain of the Other Rigas Entities have made approximately $252,000,000 of payments in connection with margin calls. Funds for these margin call payments came from the CMS, and are included in "Funding by the Company for operations and other activities" in the preceding summary table of changes in the "Amounts due from the Rigas Family and Rigas Family Entities."

        Timber Rights.    In February 2000, the Company acquired timber rights for a 3,656-acre parcel of property from an unrelated third party for a cash purchase price of $26,535,000. Simultaneously, one of the Other Rigas Entities purchased the 3,656-acre parcel of land for a cash purchase price of $465,000. The timber rights sale agreement contained a provision stipulating that ownership of the timber rights would be transferred to such Other Rigas Entities as a part of the consideration to be received by the Other Rigas Entities for any change in control transaction that would cause the cumulative voting percentage of the Rigas Family in Adelphia to fall below 50%. On June 13, 2002, both the land and timber rights were sold to an unrelated third party for an aggregate cash purchase price of $20,000,000. In connection with such sale, the Company recorded a $465,000 decrease to the amounts due from the Rigas Family and Rigas Family Entities and a $6,747,000 loss on disposition. Such loss is included in gains (losses) on disposition of long-lived assets in the accompanying 2002 consolidated statement of operations.

        Coudersport Golf Course.    Beginning in the fourth quarter of 2000, the Company commenced construction of a golf course on land near Coudersport, Pennsylvania. Although the Company owned a small portion of this land, the majority was owned by the Other Rigas Entities. The Company paid for and capitalized all costs of construction, which costs amounted to $13,571,000 through May 2002 when construction was ceased. As a result of the decision to cease construction, the Company recorded an impairment loss of $13,236,000 during the second quarter of 2002.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

As discussed in Note 10, such loss is included in impairment of long-lived assets in the accompanying 2002 consolidated statement of operations.

        Briar's Creek Golf Membership.    On October 31, 2000, the Company paid $600,000 to acquire a membership interest in Briar's Creek Golf, LLC and $100,000 for a Founder's membership deposit. Such membership was used primarily by members of the Rigas Family. The Company also paid dues totaling $6,000 per year in connection with this membership. For purposes of the accompanying consolidated financial statements, all of the costs and expenses associated with this membership have been treated as costs and expenses of the Company. The $600,000 membership interest was written off by the Company during the second quarter of 2002. Such write-off is included in impairment of cost and available-for-sale investments in the accompanying 2002 consolidated statement of operations. The Company resigned its Founder's membership interest in May 2004 and will receive a refund of an amount approximating the $100,000 deposit over a three-year period.

        Use of Company Assets.    Prior to June 2002, members of the Rigas Family used the Company aircraft at the expense of the Company. The Company also paid corporate credit card invoices submitted by members of the Rigas Family. Due to the nature of the charges and the lack of documentation submitted by the Rigas Family members, the Company is unable to determine which portions of these expenditures were personal in nature or related to the business affairs of the Rigas Family Entities. Accordingly, all of the amounts paid by the Company with respect to these items have been accounted for as expenses of the Company in the accompanying consolidated statements of operations.

        Rigas Family Employees.    Through May 2002, John J. Rigas and his sons Michael J. Rigas, Timothy J. Rigas and James P. Rigas each served as an executive officer and director of the Company and Peter L. Venetis, John J. Rigas' son-in law, served as a director of the Company. In addition, Ellen Rigas Venetis, the daughter of John J. Rigas, was employed by the Company to perform certain community services during 2002 for an annual salary of $61,000. Ms. Venetis never served as an officer or director of the Company. The Company has treated all wages paid to members of the Rigas Family as expenses of the Company.

        ErgoArts, Inc. and SongCatcher Films, LLC.    From 1998 through 2002, the Company advanced funds to ErgoArts, Inc., an entity wholly-owned by John J. Rigas and Ellen Rigas Venetis, and SongCatcher Films, LLC, an entity in which John J. Rigas and Ellen Rigas Venetis held equity interests. At December 31, 2004, the outstanding balance due to the Company from ErgoArts and SongCatcher Films under these arrangements was approximately $677,000 and $3,100,000, respectively. The advances to ErgoArts were made principally in connection with the development and potential production of documentary films.

        Registration Rights.    Substantially all of the shares of Class A Common Stock, Class B Common Stock and securities convertible into Class A or Class B Common Stock owned by the Other Rigas Entities have been registered by Adelphia on registration statements or are subject to pre-bankruptcy registration rights agreements or arrangements for registration in the future.

Other Agreements with the Rigas Family and Rigas Family Entities

        Rigas Family Agreement.    On May 23, 2002, Adelphia entered into an agreement (the "Rigas Family Agreement") with John J. Rigas, Timothy J. Rigas, James P. Rigas and Michael J. Rigas, acting in their individual capacities and on behalf of each entity directly or indirectly controlled by any or all of them (collectively, the "Contracting Rigas Family Members") that, among other items, provided for: (i) the resignation of the Contracting Rigas Family Members from their positions as executive officers of Adelphia and members of the Board; (ii) the placement of all shares of Adelphia Common Stock owned by the Contracting Rigas Family Members into a voting trust until all obligations of the Contracting Rigas Family Members to the Company for borrowed money are satisfied, with the voting of such shares to be directed by a special committee of the Board through Adelphia's 2004 annual meeting and thereafter to be voted in proportion to the votes cast by all other holders of Adelphia shares; (iii) the use of all of the free cash flow of the Managed Cable Entities to repay amounts owed by the Contracting Rigas Family Members as primary obligors in

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

respect of the Co-Borrowing Facilities and the pledge of the Contracting Rigas Family Members' equity interests in the Managed Cable Entities to the Company until all amounts owed by the Contracting Rigas Family Members to the Company in respect of borrowed money are satisfied; (iv) the transfer of the stock or assets of the Managed Cable Entities from the Contracting Rigas Family Members to the Company in exchange for a payment equal to the taxes incurred by the Contracting Rigas Family Members as a result of such transfer and a reduction in the amounts owed by the Contracting Rigas Family Members as primary obligors in respect of the Co-Borrowing Facilities, with the amount of such reduction to be based on third party appraisals, less the payment with respect to taxes to be incurred by the Contracting Rigas Family Members in connection with such transfer; (v) the transfer of approximately $567,000,000 of the Company's debt held directly or indirectly by the Contracting Rigas Family Members to the Company in exchange for an equivalent reduction in the amounts owed by the Contracting Rigas Family Members to the Company in respect of existing stock purchase agreements and as primary obligors in respect of the Co-Borrowing Facilities; (vi) the pledge of all shares of Adelphia Common Stock owned directly or indirectly by the Contracting Rigas Family Members to secure the repayment of the Co-Borrowing Facilities and the repayment of any indemnification payments made by the Company to Contracting Rigas Family Members pursuant to the terms of the Rigas Family Agreement; (vii) the accrual of interest on amounts owed by the Contracting Rigas Family Members under the Co-Borrowing Facilities at a rate of 6% per annum, to be paid on December 31, 2006, or earlier if amounts due under the Co-Borrowing Facilities are prepaid; (viii) the transfer of a 3,656 acre parcel of land underlying certain timber rights of the Company by the Contracting Rigas Family Members to the Company in exchange for a $465,000 reduction in the amounts owed by the Contracting Rigas Family Members as primary obligors in respect of the Co-Borrowing Facilities; (ix) the Company's honoring its prior commitment to provide severance arrangements to John J. Rigas, including a $1,400,000 annual cash payment for three years, lifetime healthcare coverage for Mr. Rigas and his spouse, the use of office space, equipment and a secretary, vested stock options exercisable for their term and the use of the Company's aircraft in certain limited circumstances; and (x) the termination of the aforementioned severance arrangements in the event Mr. Rigas is convicted of a felony.

        Pursuant to the Plan and in accordance with the Bankruptcy Code, the Company intends to reject the Rigas Family Agreement. Except for the accrual of the severance arrangements for John J. Rigas, no economic effect had been given to the Rigas Family Agreement in the consolidated financial statements. As of December 31, 2004, $2,717,000 of severance had been accrued for John J. Rigas.

Note 7: TelCove

Spin-off and Bankruptcy

        TelCove, Inc. ("TelCove") owned, operated and managed entities that provided competitive local exchange carrier ("CLEC") telecommunications services. On January 11, 2002 (the "TelCove Spin-off Date"), the Company completed a transaction (the "TelCove Spin-off") whereby all of the shares of common stock of TelCove owned by Adelphia were distributed in the form of a dividend to holders of Class A Common Stock and Class B Common Stock. On the TelCove Spin-off Date, the Company owned 78% of the outstanding common stock and 96% of the total voting power in TelCove. The TelCove Spin-off resulted in the distribution of net liabilities of $1,346,500,000, which have been reflected as an increase to additional paid-in capital in the accompanying consolidated statement of stockholders' deficit. The TelCove Spin-off excluded certain CLEC systems which the Company purchased from TelCove in 2001 and 2000 (the "CLEC Market Assets").

        On March 27, 2002 (the "TelCove Petition Date"), TelCove and certain of its direct subsidiaries commenced voluntary cases to reorganize under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. Subsequently, on June 18, 2002, certain indirect subsidiaries of TelCove also commenced voluntary cases to reorganize under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. TelCove and its direct and indirect subsidiaries that have commenced Chapter 11 filings are collectively referred to herein as the "TelCove Debtors." From the TelCove Spin-off Date through the TelCove Petition Date, the Rigas Family Entities owned a controlling interest in TelCove, and accordingly, the Company and TelCove were under the common control of the Rigas Family during that period. Subsequent to the TelCove Spin-off and prior to the TelCove Petition Date, the Company provided additional funding of $15,510,000 to TelCove in the form of unsecured advances to fund operations. As discussed in greater detail below, the Company also provided funding of $15,000,000 to the TelCove Debtors in May 2002 in the form of a debtor-in-possession credit and security agreement (the "TelCove DIP Credit Agreement").

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

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

        In connection with the 2000 and 2001 acquisitions of certain CLEC systems, the Company entered into management agreements with TelCove to manage the local telecommunications transmission systems for the Company. The management agreements, which had an initial term of three years, contained automatic renewals for successive three-year periods, unless the Company gives notification that it is terminating such agreements. TelCove was also eligible to receive a quarterly performance bonus at the discretion of the Company. During 2003 and 2002, the aggregate amount charged to the Company pursuant to these management agreements was $3,045,000 and $4,170,000, respectively. The Company provided management and record keeping services to TelCove in accordance with applicable agreements. The agreements provided for a reasonable charge for the costs of providing services to TelCove plus reimbursement of applicable out-of-pocket costs. Due to the fact that collectibility was not assured, the Company recognized the amounts charged to TelCove on a cash basis. The Company recognized $1,215,000 of such charges and reimbursements as reductions of its costs and expenses during 2003. The Company did not receive any reimbursements from TelCove in 2002.

        The foregoing management agreements were effectively superceded by a management agreement executed on April 7, 2004 in connection with the settlement of a dispute between the Company and TelCove, as described below.

        On December 3, 2003, the Debtors and TelCove entered into a Master Reciprocal Settlement Agreement pursuant to which the parties, among other things, memorialized their agreement relating to their ownership and use of certain shared assets. On March 23, 2004, the Bankruptcy Court approved the Master Reciprocal Settlement Agreement.

Global Settlement Agreement

        On February 21, 2004, the Debtors and TelCove executed a global settlement agreement (the "Global Settlement") that resolved, among other things, certain claims put forth by both TelCove and Adelphia. The Global Settlement provided that, on the closing date, the Company would transfer to TelCove certain settlement consideration, including approximately $60,000,000 in cash plus an additional payment of up to $2,500,000 related to certain outstanding payables, as well as certain vehicles, real property and intellectual property licenses used in the operation of TelCove's businesses. Additionally, the parties executed various annexes to the Global Settlement (collectively, the "Annex Agreements") that provided, among other things, for: (i) a five-year business commitment

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

to TelCove for telecommunication services by the Company; (ii) future use by TelCove of certain fiber capacity in assets owned by the Company; and (iii) the mutual release by the parties from any and all liabilities, claims and causes of action that either party had or may have had against the other party. Finally, the Global Settlement provided for the transfer by the Company to TelCove of the CLEC Market Assets together with the various licenses, franchises and permits related to the operation and ownership of such assets. On March 23, 2004, the Bankruptcy Court approved the Global Settlement. The Company recorded a $97,902,000 liability during the fourth quarter of 2003 to provide for the Global Settlement. The Annex Agreements became effective in accordance with their terms on April 7, 2004.

        On April 7, 2004, the Company paid $57,941,000 to TelCove, transferred the economic risks and benefits of the CLEC Market Assets to TelCove pursuant to the terms of the Global Settlement and entered into a management agreement which provided for the management of the CLEC Market Assets from April 7, 2004 through the date of transfer to TelCove.

        On August 20, 2004, the Company paid TelCove an additional $2,464,000 pursuant to the Global Settlement in connection with the resolution and release of certain claims. On August 21, 2004, the CLEC Market Assets were transferred to TelCove.

Discontinued CLEC Operations

        As a result of the Global Settlement discussed above, the Company transferred the CLEC Market Assets together with the various licenses, franchises and permits related to the operation and ownership of such assets to TelCove. The Company has presented the CLEC Market Assets, including the cost of the Global Settlement, as discontinued operations in the accompanying consolidated financial statements. The following table presents the summarized results of operations of the CLEC Market Assets included in discontinued operations for the indicated periods (amounts in thousands):

	Year Ended December 31,
	2004	2003	2002
Revenue	$9,057	$37,026	$52,506
Costs and expenses:
Direct operating and programming	7,074	33,431	62,282
Selling, general and administrative	828	2,354	1,171
Depreciation and amortization	1,271	10,465	27,918
Other	455	826	592

Total costs and expenses	9,628	47,076	91,963
Provision for cost of Global Settlement	—	97,902	—

Loss from discontinued operations	$(571)	$(107,952)	$(39,457)

Note 8: Acquisition

        On February 14, 2002, Adelphia issued 2,112,305 shares of Class A Common Stock valued at $46,470,000 to Verizon Media Ventures, Inc. d/b/a Verizon Americast ("Verizon Media Ventures") in exchange for cable television assets serving approximately 47,300 basic subscribers (unaudited) in California. Subsequently, certain franchise authorities filed suit against Verizon Media Ventures and the Company asserting that Verizon Media Ventures had not received approval from the franchise authorities for the sale as required by the applicable franchise agreement. See Note 17 for further information. On May 14, 2002, a temporary restraining order was granted to unwind a portion of the sale of certain assets and allow the sale of others. Because Verizon Media Ventures had vacated the area, the Company was required to provide service on behalf of Verizon Media Ventures to subscribers in the franchise area. In addition, the Company was prohibited from using any funds received from these subscribers and was required to place all such funds in a trust account.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

        The Company recorded the portion of the purchase price related to the areas affected by the restraining order as a $22,585,000 deposit from Verizon Media Ventures, and allocated the remaining purchase price to property and equipment ($9,651,000), franchise rights ($6,635,000), customer relationships ($4,271,000) and goodwill ($3,328,000). In April, 2003, upon appeal, the preliminary injunction was vacated, and the Company, upon request, was entitled to use the funds placed in trust. As a result, the portion of the purchase price that had been reflected as a deposit from Verizon Media Ventures in 2002 was allocated to property and equipment ($7,435,000), franchise rights ($6,142,000), customer relationships ($3,954,000) and goodwill ($4,190,000) during the second quarter of 2003. During the period in which the restraining order was in effect, the Company deferred both revenue and expenses related to the subscribers residing in the affected franchise area. The net profit of $864,000 during the restraining order period was recorded as a reduction of the purchase price in the second quarter of 2003, upon relief from the preliminary injunction.

Note 9: Investments in Equity Affiliates and Related Receivables

        The Company has various investments accounted for under the equity method. The following table includes the Company's percentage ownership interest and the carrying value of its investments and related receivables as of the indicated dates (dollars in thousands):

		December 31,
	Percentage ownership at December 31, 2004
		2004	2003
Century/ML Cable(a)	50%	$243,896	$240,542
Other	various	8,341	16,035

Investments in equity affiliates and related receivables		$252,237	$256,577

        The following table includes the Company's share of losses of its equity affiliates, including excess basis amortization and write-downs to reflect other-than-temporary declines in value for the indicated periods (amounts in thousands):

	Year ended December 31,
	2004	2003	2002
Century/ML Cable(a)	$—	$—	$3,128
Devon Mobile(b)	—	—	(123,327)
Other	(7,926)	(2,826)	435

Share of losses of equity affiliates, net	$(7,926)	$(2,826)	$(119,764)

(a) Century/ML Cable

        Century/ML Cable owns, operates and manages cable systems located in Puerto Rico. Century/ML Cable is a joint venture between ML Media and Century. As both Century and ML Media have substantial participatory rights in the management of Century/ML Cable, the Company used the equity method to account for its investment in Century/ML Cable until September 30, 2002, when Century/ML Cable filed a voluntary petition to reorganize under Chapter 11 of the Bankruptcy Code. Following the Chapter 11 filing, the Company suspended the use of the equity method and began to carry its investment in Century/ML Cable at cost. The Company has evaluated its investment in Century/ML Cable for an other-than-temporary decline in fair value below the cost basis in accordance with its policy and concluded that the estimated fair value exceeded its cost basis. This bankruptcy proceeding is administered separately from that of the Debtors. Century/ML Cable is operating its business as a debtor-in-possession and, along with its subsidiary, Century/ML Cable Corporation, continues to provide service to its subscribers. Century/ML Cable Corporation did not file for reorganization under Chapter 11. At this time, Century/ML Cable is expected to generate sufficient cash to fund foreseeable operations and capital requirements. The Century/ML Cable Chapter 11 filing is not expected to have a material impact on the operations of Century/ML Cable Corporation.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

        On June 3, 2005, Century and ML Media entered into the IAA to sell their interests in Century/ML Cable for $520,000,000 (subject to certain potential purchase price adjustments as defined in the IAA) to San Juan Cable. Consummation of the sale is subject to approval by the Bankruptcy Court in Century/ML Cable's separate Chapter 11 case, confirmation of a plan of reorganization of Century/ML Cable, the receipt of financing by the buyers and other customary conditions, many of which are outside the control of Century/ML Cable, Century and ML Media. There can be no assurance whether or when such conditions will be satisfied. The sale of Century/ML Cable will not resolve the pending litigation among Adelphia, Century, Highland, Century/ML Cable and ML Media.

        On August 9, 2005, Century/ML Cable filed its Plan of Reorganization (the "Century/ML Plan") and related Disclosure Statement (the "Century/ML Disclosure Statement") with the Bankruptcy Court. By order dated August 18, 2005, the Bankruptcy Court approved the Century/ML Disclosure Statement. On September 7, 2005, the Bankruptcy Court confirmed the Century/ML Plan. The Century/ML Plan is designed to satisfy the conditions of the IAA with San Juan Cable and provides that all third-party claims will either be paid in full or assumed by San Juan Cable under the terms set forth in the IAA. Consummation of the Century/ML Plan is subject to certain conditions, including the concurrent sale of the interests in Century/ML Cable pursuant to the IAA. There can be no assurance whether or when such conditions will be satisfied. The Century/ML Plan, if consummated, will not resolve the pending litigation among Adelphia, Century, Highland, Century/ML Cable and ML Media.

        The excess of the Company's investment in Century/ML Cable over the Company's proportionate share of Century/ML Cable's net assets was $175,441,000 at December 31, 2004 and 2003.

        The Company provides management, programming and record keeping services to Century/ML Cable. In connection with the execution of the Recap Agreement among Century/ML Cable, ML Media and one of the Rigas Family Entities in December 2001, as further discussed in Note 6, the parties agreed to increase the management fees from 5% to 10% of Century/ML Cable's revenue plus reimbursable expenses. In June 2003, the management fees charged to Century/ML Cable were reduced to 5% of Century/ML Cable's revenue plus reimbursable expense in connection with the Debtors' rejection of the Recap Agreement. The Company has provided reserves against any management fees charged in excess of 5%. During the period in which the Company used the equity method to account for Century/ML Cable, the Company eliminated 50% of the management fee from Century/ML Cable against the Company's share of Century/ML Cable's losses. After deducting such eliminations and reserves, the net Century/ML Cable management fees included as a reduction of selling, general and administrative expenses in the Company's accompanying statements of operations were $4,200,000, $4,053,000 and $2,280,000 during 2004, 2003 and 2002, respectively. In addition to management fees, the Company is reimbursed by Century/ML Cable for programming expenses and other amounts paid on Century/ML Cable's behalf. At December 31, 2004 and 2003, the amounts receivable from Century/ML Cable for such fees and reimbursements, net of applicable reserves, were $23,442,000 and $20,088,000 respectively. Such receivables are included with the Company's investment in Century/ML Cable in the foregoing table.

        As further described in Note 17, ML Media and Adelphia are engaged in litigation regarding the Recap Agreement and other matters.

(b) Devon Mobile Communications L.P. ("Devon Mobile")

        Pursuant to the Agreement of Limited Partnership of Devon Mobile dated as of November 3, 1995 (the "Devon Mobile Limited Partnership Agreement"), the Company owned a 49.9% limited partnership interest in Devon Mobile. An unrelated third party (the "Devon General Partner") owned the remaining 50.1% general partnership interest. The Devon General Partner also held 60% of the voting rights in a management committee that was created by the terms of the Devon Mobile Limited Partnership Agreement (the "Devon Mobile Management Committee"). The Company held the remaining voting rights in the Devon Mobile Management Committee. James P. Rigas, a member of the Rigas Family, was the Company's representative on the Devon Mobile Management Committee until May 2002, when he resigned from his position with Adelphia.

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

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Code in the United States Bankruptcy Court for the District of Delaware (the "Devon Mobile Bankruptcy Court"). Pursuant to Devon Mobile's joint plan of liquidation, which was approved by the Devon Mobile Bankruptcy Court in October 2003, the Company's interests in Devon Mobile were extinguished.

        The Company used the equity method to account for its limited partnership interest in Devon Mobile through the Devon Mobile Petition Date. Due to the inability of the Devon General Partner to absorb its share of Devon Mobile's losses, the Company recognized 100% of Devon Mobile's losses under the equity method. During 2002, the Company recognized a charge of $113,962,000 to: (i) write-off its equity investment of $11,356,000; (ii) write-off its receivables from Devon Mobile of $67,820,000; and (iii) to accrue a liability for a $34,786,000 guarantee of an accounts payable obligation to one of Devon Mobile's vendors. Such charge is included in share of losses of equity affiliates, net in the accompanying consolidated statements of operations. The accrued liability for the guarantee of the accounts payable obligation is presented as a liability subject to compromise in the accompanying consolidated balance sheets.

        The Company charged fees to Devon Mobile pursuant to a services agreement dated December 29, 2000. Such fees included management fees of $400,000 per month. During 2002, management fees aggregated $2,400,000 and were eliminated against the Company's 100% share of Devon Mobile's losses.

        As further discussed in Note 17, the Company and Devon Mobile are involved in litigation.

Note 10: Impairment of Long-Lived Assets

        A summary of impairment charges for long-lived assets is set forth below (amounts in thousands):

	Year ended December 31,
	2004	2003	2002
Property and equipment(a)	$—	$17,000	$—
Intangible assets, net:
Franchise rights(b)	83,349	641	1,212,860
Goodwill(b)	—	—	755,905
Other assets (c)	—	—	62,992

Impairment of long-lived assets	$83,349	$17,641	$2,031,757

(a) Property and Equipment

        In light of the declining values associated with cable systems in Brazil, as evidenced by the sale of other Brazilian cable entities during 2003, the Company performed an evaluation of its Brazilian cable operations during 2003. As a result of this evaluation, the Company recorded an impairment charge to write-down the assets of this operation to their estimated fair market value.

(b) Cable Impairments

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

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

        The Company, as a result of its annual impairment test, recorded additional impairments of $83,349,000 and $641,000 in 2004 and 2003, respectively, related to franchise rights. The 2004 impairment was primarily driven by subscriber losses. No events occurred during 2004, 2003 or the remainder of 2002 that would require additional impairment tests to be performed.

(c) Other assets

        The Company began developing an internal operation's, call center and billing system ("Convergence") in 1998. After a careful evaluation of the functionality and usability of Convergence, the Company decided in 2002 not to pursue continued deployment and terminated additional funding for and abandoned the system. As a result of this decision, the Company recognized an impairment charge of $49,756,000 during 2002 to write-off all capitalized costs associated with Convergence.

        As discussed in Note 6, as a result of the Company's decision to cease construction of a golf course, the Company recorded an impairment charge of $13,236,000 in 2002.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note 11: Debt

        The carrying value of the Company's debt is summarized below for the indicated periods (amounts in thousands). Although the Company has timely paid all interest due under the DIP facilities, they are classified as a current liability as the Company has received and may require future waivers to prevent or cure certain defaults under the DIP facilities. See Note 2 for additional information.

	December 31,
	2004	2003
Current portion of parent and subsidiary debt:
Secured:
First Extended DIP Facility(a)	$627,176	$276,032
Capital lease obligations	39,657	70,159
Unsecured other subsidiary debt	912	928

Current portion of parent and subsidiary debt	$667,745	$347,119

Liabilities subject to compromise:
Parent debt—unsecured:(b)
Senior notes	$4,767,565	$4,767,565
Convertible subordinated notes(c)	1,992,022	1,992,022
Senior debentures	129,247	129,247
Pay-in-kind notes	31,847	31,847

Total parent debt	6,920,681	6,920,681

Subsidiary debt:
Secured:
Notes payable to banks	2,240,313	2,240,313
Unsecured:
Senior notes	1,105,538	1,105,538
Senior discount notes	342,830	342,830
Zero coupon senior discount notes	755,031	755,031
Senior subordinated notes	208,976	208,976
Other subsidiary debt	121,523	121,523

Total subsidiary debt	4,774,211	4,774,211

Deferred financing fees(d)	(134,208)	(134,208)

Parent and subsidiary debt before Co-Borrowing Facilities (Note 2)	$11,560,684	$11,560,684

Co-Borrowing Facilities(e) (Note 2)	$4,576,375	$4,576,375

(a) First Extended DIP Facility

        In connection with the Chapter 11 filings, Adelphia and certain of its subsidiaries, (collectively, the "Loan Parties") entered into the $1,500,000,000 DIP Facility. On May 10, 2004, the Loan Parties entered into the $1,000,000,000 First Extended DIP Facility, which superseded and replaced, in its entirety, the DIP Facility. The First Extended DIP Facility was superseded and replaced in its entirety by the Second Extended DIP Facility, which is described below.

        The First Extended DIP Facility was scheduled to mature upon the earlier of March 31, 2005, or upon the occurrence of certain other events, as described in the First Extended DIP Facility. Upon the closing of the First Extended DIP Facility, the Company borrowed an aggregate of $390,750,000 under the First Extended DIP Facility, and used all such proceeds to repay all of the then outstanding principal, accrued interest and certain related fees and expenses under the DIP Facility. The proceeds from the borrowings under the First Extended DIP Facility were permitted to be used for general corporate purposes and investments, as defined in the First Extended DIP Facility. The First Extended DIP Facility was secured with a first priority lien on all of the Loan

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Parties' unencumbered assets, a priming first priority lien on all assets of the Loan Parties securing their pre-petition bank debt and a junior lien on all other assets of the Loan Parties. The First Extended DIP Facility was comprised of an $800,000,000 Tranche A Loan and a $200,000,000 Tranche B Loan. The applicable margin on loans extended under the First Extended DIP Facility was reduced (when compared to the DIP Facility). Loans under the First Extended DIP Facility accrued interest at the Alternative Base Rate as defined in the First Extended DIP Facility plus 1.50%, or the Adjusted London interbank offered rate ("LIBOR"), as defined in the First Extended DIP Facility plus 2.50%. In addition, under the First Extended DIP Facility, the commitment fee with respect to the unused portion of the Tranche A Loan was reduced (when compared to the DIP Facility) to a range of 0.50% to 0.75% depending upon the amount of the unused portion of the Tranche A Loan.

        The terms of the First Extended DIP Facility contained certain restrictive covenants, which included limitations on the ability of the Loan Parties to: (i) incur additional guarantees, liens and indebtedness; (ii) sell or otherwise dispose of certain assets; and (iii) pay dividends or make other distributions or payments with respect to any shares of capital stock, subject to certain exceptions set forth in the First Extended DIP Facility. The First Extended DIP Facility also required compliance with certain financial covenants with respect to operating results and capital expenditures. These financial covenants became effective for periods beginning May 1, 2003. From time to time, the Loan Parties and the DIP lenders entered into certain amendments to the terms of the First Extended DIP Facility. In addition, from time to time, the Company received waivers to prevent or cure certain defaults under the First Extended DIP Facility.

        On June 29, 2004, and July 30, 2004 certain Loan Parties made mandatory prepayments of principal on the First Extended DIP Facility in connection with the consummation of certain asset sales. As a result, the total commitment for the entire First Extended DIP Facility was reduced to $996,425,000, with the total commitment of the Tranche A Loan being reduced to $796,822,000 and the total commitment of the Tranche B Loan being reduced to $199,603,000. As of December 31, 2004, $427,573,000 under the Tranche A Loan has been drawn and letters of credit totaling $117,452,000 have been issued under the Tranche A Loan, leaving availability of $251,797,000 under the Tranche A Loan. Furthermore, as of December 31, 2004, the entire Tranche B Loan has been drawn.

Second Extended DIP Facility

        On February 25, 2005, the Loan Parties entered into the $1,300,000,000 Second Extended DIP Facility, which supersedes and replaces in its entirety the First Extended DIP Facility. The Second Extended DIP Facility was approved by the Bankruptcy Court on February 22, 2005 and closed on February 25, 2005. Except as set forth below, the material terms and conditions of the Second Extended DIP Facility are substantially identical to the material terms and conditions of the First Extended DIP Facility, including the covenants and collateral securing the Second Extended DIP Facility.

        The Second Extended DIP Facility matures upon the earlier of March 31, 2006 or the occurrence of certain other events, as described in the Second Extended DIP Facility. The Second Extended DIP Facility consists of an $800,000,000 Tranche A Loan (including a $500,000,000 letter of credit subfacility) and a $500,000,000 Tranche B Loan. The proceeds from borrowings under the Second Extended DIP Facility are permitted to be used for general corporate purposes and investments, as defined in the Second Extended DIP Facility. The Second Extended DIP Facility is secured with a first priority lien on all of the Loan Parties' unencumbered assets, a priming first priority lien on all assets of the Loan Parties securing their pre-petition bank debt and a junior lien on all other assets of the Loan Parties. The applicable margin on loans extended under the Second Extended DIP Facility was reduced (when compared to the First Extended DIP Facility) to 1.25% per annum in the case of Alternate Base Rate loans and 2.25% per annum in the case of Adjusted LIBOR Rate loans. In addition, under the Second Extended DIP Facility, the commitment fee with respect to the unused portion of the Tranche A Loan was changed from a commitment fee of between 0.50% and 0.75% per annum to 0.50% per annum.

        In connection with the closing of the Second Extended DIP Facility, on February 25, 2005, the Loan Parties borrowed an aggregate of $578,000,000 and used all such proceeds and a portion of available cash and cash equivalents to repay all of the indebtedness outstanding under the First Extended DIP Facility, including accrued and unpaid interest and certain fees and expenses. In addition, all of the participations in the letters of credit outstanding under the First Extended DIP Facility were transferred to certain lenders under the Second Extended DIP Facility.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

        From time to time, the Loan Parties and the DIP lenders entered into certain amendments to the terms of the Second Extended DIP Facility. In addition, from time to time, the Company received waivers to prevent or cure certain defaults under the Second Extended DIP Facility. These waivers and amendments are effective through the maturity date of the Second Extended DIP Facility.

(b) Parent Debt

        All debt of Adelphia is structurally subordinated to the debt of its subsidiaries such that the assets of an indebted subsidiary are used to satisfy the applicable subsidiary debt before being applied to the payment of parent debt.

(c) Convertible Subordinated Notes

        At December 31, 2004 and December 31, 2003, the convertible subordinated notes included: (i) $1,029,876,000 aggregate principal amount of 6% convertible subordinated notes; (ii) $975,000,000 aggregate principal amount of 3.25% convertible subordinated notes; and (iii) unamortized discounts aggregating $12,854,000. Other Rigas Entities hold $167,376,000 aggregate principal amount of the 6% notes and $400,000,000 aggregate principal amount of the 3.25% notes. The terms of the 6% notes and 3.25% notes provide for the conversion of such notes into Class A Common Stock (Class B Common Stock in the case of notes held by the Other Rigas Entities) at the option of the holder any time prior to maturity at an initial conversion price of $55.49 per share and $43.76 per share, respectively.

        Pursuant to the Forfeiture Order, all right, title and interest of the Rigas Family and Rigas Family Entities in any securities of the Company were forfeited to the United States on June 8, 2005, and such securities are expected to be conveyed (subject to forfeiture proceedings before a federal judge to determine if there are any superior claims) to the Company pursuant to the Non-Prosecution Agreement. The Company will recognize the benefits of such conveyance when it occurs. For additional information, see Note 17.

(d) Deferred Financing Fees

        Pursuant to the requirements of SOP 90-7, deferred financing fees related to pre-petition debt have been included as an adjustment of the net carrying value of the related pre-petition debt at December 31, 2004 and 2003 and are no longer being amortized. Amortization of deferred financing fees related to pre-petition debt obligations was terminated effective on the Petition Date and the unamortized amount at the Petition Date ($134,208,000) has been included in liabilities subject to compromise as an adjustment of the net carrying value of the related pre-petition debt.

(e) Co-Borrowing Facilities

        The Co-Borrowing Facilities represent the aggregate amount outstanding pursuant to three separate Co-Borrowing Facilities dated May 6, 1999, April 14, 2000 and September 28, 2001. Each co-borrower is jointly and severally liable for the entire amount of the indebtedness under the applicable Co-Borrowing Facility regardless of whether that co-borrower actually borrowed that amount under such Co-Borrowing Facility. All amounts outstanding under Co-Borrowing Facilities at December 31, 2004 represent pre-petition liabilities of the Debtors and have been classified as liabilities subject to compromise in the accompanying consolidated balance sheets. Collection of amounts outstanding under the Co-Borrowing Facilities from the Rigas Co-Borrowing Entities has not been stayed and actions may be taken to collect such borrowings from the Rigas Co-Borrowing Entities.

        The table below sets forth amounts outstanding for the Co-Borrowing Facilities at December 31, 2004 and December 31, 2003 (amounts in thousands):

Co-Borrowing Facilities
Attributable to Rigas Co-Borrowing Entities	$2,846,156
Attributable to non-Rigas Co-Borrowing Entities	1,730,219

Total included as debt of the Company	$4,576,375

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Other Debt Matters

        The fair value, as determined using third party quoted market prices or rates available for debt with similar terms and maturities, and weighted average interest rate of the Company's debt, including the Company's pre-petition debt, is summarized below as of the indicated periods (dollars in thousands):

	2004	2003	2002
Fair value	$15,585,467	$14,611,503	$8,908,761

Weighted average interest rate	7.49%	7.02%	7.12%

        The table below sets forth the contractual principal maturities, without consideration for default provisions, of the Company's debt. Such maturities exclude net discounts of $311,326,000 and deferred financing fees of $134,208,000 (amounts in thousands):

2005 and prior years	$4,515,737
2006	$2,998,234
2007	$2,130,590
2008	$1,617,550
2009	$2,598,925
2010 and thereafter	$3,389,302

        The foregoing maturities and interest rates include significant pre-petition obligations, which as discussed below, are stayed and any action taken with regard to defaults under the pre-petition debt obligations is prevented. Therefore, these commitments do not reflect actual cash outlays in future periods.

        Due to the commencement of the Chapter 11 proceedings and the Company's failure to comply with certain financial covenants, the Company is in default on substantially all of its pre-petition debt obligations. Except as otherwise may be determined by the Bankruptcy Court, the automatic stay protection afforded by the Chapter 11 proceedings prevents any action from being taken against any of the Debtors with regard to any of the defaults under the pre-petition debt obligations. With the exception of the Company's capital lease obligations and a portion of other subsidiary debt, all of the pre-petition obligations are classified as liabilities subject to compromise in the accompanying consolidated balance sheets. For additional information, see Note 2.

Interest Rate Derivative Agreements

        Prior to the Petition Date, the Company entered into interest rate swaps, caps and collar agreements with financial institutions to reduce the impact of changes in interest rates on its debt. The Company entered into swap agreements pursuant to which it paid either a fixed rate ("Fixed Rate Swap") or a variable rate ("Variable Rate Swap") to reduce the risk of incurring higher interest costs in periods of rising and falling interest rates, respectively. Interest rate cap and interest rate collar ("Interest Rate Collar") agreements were used to reduce the impact of increases in interest rates on variable-rate debt. The Company did not designate the foregoing derivative financial instruments as hedging instruments pursuant to the provisions of SFAS No. 133. Accordingly, changes in the fair value of these instruments were recognized currently and included in other expense, net through the Petition Date. Changes in the fair value of these instruments subsequent to the Petition Date have not been recognized, as these agreements have been stayed and the amount to be received or paid in connection with these instruments will be determined by the Bankruptcy Court.

        At the Petition Date, all of the Company's derivative financial instruments had been settled or have since been settled except for one Fixed Rate Swap, one Variable Rate Swap and one Interest Rate Collar, which remain outstanding at December 31, 2004. As the settlement of the remaining derivative financial instruments will be determined by the Bankruptcy Court, the $3,486,000 fair value of the liability associated with the derivative financial instruments at the Petition Date has been classified as a liability subject to compromise in the accompanying consolidated balance sheets. Losses resulting from changes in the fair value of interest rate exchange agreements aggregated $159,000 during 2002 (pre-petition), and such amount is included in other expense, net in the accompanying consolidated statements of operations.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note 12: Redeemable Preferred Stock

13% Cumulative Exchangeable Preferred Stock

        On July 7, 1997, Adelphia issued 1,500,000 shares of Series A 13% Cumulative Exchangeable Preferred Stock due July 15, 2009 ("Series A Preferred Stock"). The Series A Preferred Stock, which was exchanged in November 1997 for Series B 13% Cumulative Exchangeable Preferred Stock due July 15, 2009 ("Series B Preferred Stock"), had an aggregate liquidation preference of $150,000,000 on the date of issuance and was recorded net of issuance costs of $2,025,000. Upon exchange, the shares of Series A Preferred Stock were returned to their original status of authorized but unissued preferred stock. Dividends are payable semi-annually at 13% of the liquidation preference of the outstanding Series B Preferred Stock. Dividends are payable in cash with any accumulated unpaid dividends bearing interest at 13% per annum. The Series B Preferred Stock ranks junior in right of payment to all indebtedness of Adelphia. Adelphia has the right to redeem, at its option, all or a portion of the Series B Preferred Stock at redemption prices that begin at 106.5% of the liquidation preference thereof on July 15, 2002 and decline to 100% of the liquidation preference thereof on July 15, 2008. Adelphia is required to redeem all of the shares of the Series B Preferred Stock outstanding on July 15, 2009 at a redemption price equal to 100% of the liquidation preference thereof. Any redemption of the Series B Preferred Stock would require the payment, without duplication, of all accumulated and unpaid dividends and interest to the date of redemption. The Series B Preferred Stock provides for voting rights in certain circumstances and contains restrictions and limitations on: (i) dividends and certain other payments and investments; (ii) indebtedness; (iii) mergers and consolidations; and (iv) transactions with affiliates.

        Adelphia may, at its option, on any dividend payment date, exchange in whole or in part (subject to certain restrictions), the then outstanding shares of Series B Preferred Stock for 13% Senior Subordinated Exchange Debentures due July 15, 2009 which have provisions consistent with the provisions of the preferred stock. Adelphia accrued cash dividends of $9,480,000 during the year ended December 31, 2002. As a result of the filing of the Debtor's Chapter 11 Cases, the Company, as of the Petition Date, discontinued accruing dividends on all of its preferred stock issuances. For additional information, see Note 2. In addition, as the Company is not current in its periodic reporting obligations under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company is not in compliance with certain covenants contained in the certificate of designation for the Series B Preferred Stock. The Series B Preferred Stock and the related accrued dividends are classified as a liability subject to compromise in the accompanying consolidated balance sheets.

Note 13: Stockholders' Deficit

Common Stock

        The Certificate of Incorporation of Adelphia authorizes two classes of $0.01 par value common stock, Class A Common Stock and Class B Common Stock. Holders of Class A Common Stock and Class B Common Stock vote as a single class on all matters submitted to a vote of the stockholders, with each share of Class A Common Stock entitled to one vote and each share of Class B Common Stock entitled to ten votes, except as described below with respect to the election of one director by the holders of Class A Common Stock, and as otherwise provided by law. In the annual election of directors, the holders of Class A Common Stock voting as a separate class are entitled to elect one of Adelphia's directors. In addition, each share of Class B Common Stock is convertible into a share of Class A Common Stock at the option of the holder. In the event a cash dividend is paid, the holders of Class A Common Stock will be paid 105% of the amount payable per share for each share of Class B Common Stock. Upon liquidation, dissolution or winding up of Adelphia, the holders of Class A Common Stock are entitled to a preference of $1.00 per share and the amount of all unpaid declared dividends thereon from any funds available after satisfying the liquidation preferences of preferred securities, debt instruments and other senior claims on Adelphia's assets. After such amount is paid, holders of Class B Common Stock are entitled to receive $1.00 per share and the amount of all unpaid declared dividends thereon. Any remaining amount would then be shared ratably by both classes. As of December 31, 2004, there were 74,913,196 shares of Class A Common Stock and 12,159,768 shares of Class B Common Stock reserved for issuance pursuant to conversion rights of certain of the Company's debt and preferred stock instruments and exercise privileges under outstanding stock options. In addition, one share of Class A Common Stock is reserved for each share of Class B Common Stock.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

        Outstanding shares of common stock are as follows for the indicated periods:

	Class A Common Stock	Class B Common Stock
Outstanding shares, January 1, 2002	186,679,834	25,055,365
Issuances	40,000,000	—
Acquisitions	2,012,305	—
Exercise of options	100	—

Outstanding shares, December 31, 2002	228,692,239	25,055,365
Other	175	—

Outstanding shares, December 31, 2003	228,692,414	25,055,365

Outstanding shares, December 31, 2004	228,692,414	25,055,365

Preferred Stock

        General.    Adelphia was authorized to issue 50,000,000 shares of $0.01 par value preferred stock at December 31, 2004, including: (i) 1,500,000 shares of Series A Preferred Stock, all of which were exchanged for Series B Preferred Stock in 1997; (ii) 1,500,000 shares of Series B Preferred Stock, all of which were issued and outstanding at December 31, 2004; (iii) 20,000 shares of 8 1/8% Series C Cumulative Preferred Stock ("Series C Preferred Stock"), none of which were outstanding at December 31, 2004; (iv) 2,875,000 shares of 5 1/2% Series D Convertible Preferred Stock ("Series D Preferred Stock"), all of which were issued and outstanding at December 31, 2004; (v) 15,800,000 shares of Series E Preferred Stock, 13,800,000 of which were issued and outstanding at December 31, 2004; and (vi) 23,000,000 shares of 7 1/2% Series F Mandatory Convertible Preferred Stock ("Series F Preferred Stock"), all of which were issued and outstanding at December 31, 2004.

        With respect to dividend distributions and distributions upon liquidation: (i) all series of Adelphia's preferred stock rank junior to debt instruments and other claims on Adelphia's assets; (ii) the Series B Preferred Stock ranks senior to the Series D Preferred Stock; (iii) the Series D Preferred Stock ranks senior to the Series E Preferred Stock and Series F Preferred Stock; (iv) the Series E Preferred Stock ranks equally with the Series F Preferred Stock; and (v) all series of preferred stock rank senior to the Class A Common Stock and Class B Common Stock. Although the certificate of designation relating to the Series D Preferred Stock indicates that the Series D Preferred Stock ranks equally with the Series B Preferred Stock, the Company has not been able to locate the consent that would have been required to have been obtained from the holders of the Series B Preferred Stock for this to be the case.

        As a result of the filing of the Debtors' Chapter 11 Cases, Adelphia, as of the Petition Date, discontinued accruing dividends on all of its outstanding preferred stock. Had the Debtors not filed voluntary petitions under Chapter 11, the total annual dividends that Adelphia would have accrued on all series of its preferred stock during 2004, 2003 and 2002 would have been $120,125,000, $120,125,000 and $117,279,000, respectively.

        The certificates of designation relating to the Series B Preferred Stock, Series D Preferred Stock, Series E Preferred Stock and Series F Preferred Stock provide for voting rights in certain limited circumstances. On August 11, 2003, the Company initiated an adversary proceeding against the holders of such preferred stock seeking, among other things, to enjoin those holders from exercising purported rights to elect directors to Adelphia's Board due to Adelphia's failure to pay dividends and alleged breaches of certain covenants contained in applicable certificates of designation. On August 13, 2003, certain preferred stockholders filed an action in the Delaware Chancery Court seeking a declaratory judgment of their purported right to appoint two directors to Adelphia's Board (the "Delaware Action") and the Bankruptcy Court granted Adelphia a temporary restraining order, which, among other things, stayed the Delaware Action and temporarily enjoined preferred stockholders from exercising their purported rights to elect directors to Adelphia's Board. The Delaware Action has since been withdrawn.

        The terms of the Series B Preferred Stock are discussed in Note 12, and the terms of the Series D, Series E and Series F Preferred Stock are discussed below.

        Series D Preferred Stock.    The Series D Preferred Stock accrues dividends at a rate of 5 1/2% per annum, has an aggregate liquidation preference of $575,000,000 and is convertible at any time into 7,059,546 shares of Class A Common Stock. The conversion ratio is subject to adjustment in certain circumstances. Dividends have been accrued in accordance with past management practices. Adelphia accrued aggregate cash dividends on the Series D Preferred Stock of $15,285,000 during 2002.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

        Series E Preferred Stock.    The Series E Preferred Stock accrues dividends at a rate of 7 1/2% per annum, has an aggregate liquidation preference of $345,000,000, subject to adjustment, and is convertible at any time into shares of the Company's Class A Common Stock at $25.37 or 13,598,700 shares. All outstanding shares of Series E Preferred Stock were scheduled to be converted into shares of Class A Common Stock on November 15, 2004, at the then applicable conversion ratio. The conversion ratio is based upon the prior 20-day average market price of the Company's Class A Common Stock, subject to a minimum of 13,598,700 shares and a maximum of 16,046,500 shares at average market prices above $25.37 or below $21.50, respectively. Adelphia has entered into several stipulations postponing, to the extent applicable, the conversion date of both the Series E Preferred Stock and the Series F Preferred Stock. As a result of the continuing impact of the June 2002 bankruptcy filing on the Company's common stock price, the Company expects that the Series E Preferred Stock would convert into the maximum number of Class A Common Stock shares into which the Series E Preferred Stock may be converted, to the extent such conversion was not stayed by the commencement of the Chapter 11 Cases. Accordingly, the Company recognized a beneficial conversion feature of $2,553,500 based upon the expected $21.50 conversion price on its Series E Preferred Stock. Such deemed dividend has been allocated from the preferred stock carrying value to additional paid-in capital and is being accreted, on the interest method, through February 1, 2005. The accretion of the beneficial conversion feature was $1,059,000, $960,000 and $458,000 in 2004, 2003 and 2002, respectively, and has been recorded as part of net loss applicable to common stockholders in the accompanying consolidated statements of operations. Dividends have been accrued in accordance with past management practices. Dividends accrued on the Series E Preferred Stock aggregated $12,578,000 during 2002.

        Series F Preferred Stock.    On January 22, 2002, and in a related transaction on February 7, 2002, Adelphia issued 23,000,000 shares of Series F Preferred Stock with a liquidation preference of $575,000,000, subject to adjustment. The Series F Preferred Stock accrues dividends at a rate of 7 1/2% per annum and is convertible at any time into shares of the Company's Class A Common Stock at $29.99 or 19,172,800 shares. All outstanding shares of Series F Preferred Stock were scheduled to be converted into shares of Class A Common Stock on February 1, 2005, at the then applicable conversion ratio. The conversion ratio is based upon the prior 20-day average market price of the Company's Class A Common Stock, subject to a minimum of 19,172,800 shares and a maximum of 22,818,300 shares at average market prices above $29.99 or below $25.20, respectively. Adelphia has entered into several stipulations postponing, to the extent applicable, the conversion date of both the Series E Preferred Stock and the Series F Preferred Stock. As a result of the continuing impact of the June 2002 bankruptcy filing on the Company's common stock price, the Company expects that the Series F Preferred Stock would convert into the maximum number of Class A Common Stock shares into which the Series F Preferred Stock is convertible. Accordingly, the Company recognized a beneficial conversion feature of $16,866,000 based upon the expected $25.20 conversion price on its Series F Preferred Stock. Such deemed dividend has been allocated from the preferred stock carrying value to additional paid-in capital and is being accreted, on the interest method, through February 1, 2005. The accretion of the beneficial conversion feature was $6,948,000, $6,357,000 and $3,054,000 in 2004, 2003 and 2002, respectively, and has been recorded as part of net loss applicable to common stockholders in the accompanying consolidated statements of operations. Dividends have been accrued in accordance with past management practices. Dividends accrued on the Series F Preferred Stock aggregated $18,208,000 during 2002.

Note 14: Stock Compensation and Employee Benefit Plans

1998 Adelphia Long-Term Incentive Compensation Plan

        During October 1998, Adelphia adopted its 1998 Long-Term Incentive Compensation Plan (the "1998 Plan"). The 1998 Plan, which was approved by the Adelphia stockholders, provides for the granting of: (i) options which qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code; (ii) options which do not so qualify; (iii) share awards (with or without restriction on vesting); (iv) stock appreciation rights; and (v) stock equivalent awards or phantom units. The number of shares of Class A Common Stock authorized for issuance under the 1998 Plan is 7,500,000. Options, awards and units may be granted under the 1998 Plan to directors, officers, employees and consultants of the Company. The 1998 Plan provides that incentive stock options must be granted with an exercise price of not less than the fair market value of the underlying Class A Common Stock on the date of grant. Options outstanding under the 1998 Plan may be exercised by paying the exercise price per share through various alternative settlement methods. Certain options granted under the 1998 Plan vested immediately and others vest over periods of up to four years. Generally, options were granted with a purchase price equal to the fair value of the shares to be purchased as of the date of grant and the options had a maximum term of ten years. Since 2001, no awards have been granted pursuant to the 1998 Plan and the Company does not intend to grant any new awards pursuant to the 1998 Plan.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

        The following table summarizes the Company's stock option activity:

	2004		2003		2002
	Options	WAEP*	Options	WAEP*	Options	WAEP*
Options outstanding, beginning of year	314,374	$42.83	696,663	$48.28	2,482,076	$45.28
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	(100)	8.68
Cancelled	(9,728)	40.51	(382,289)	52.77	(1,785,313)	44.12

Options outstanding, end of year	304,646	$42.90	314,374	$42.83	696,663	$48.28

Exercisable at end of year	292,646	$42.80	278,587	$42.65	544,359	$50.18

*
WAEP represents weighted average exercise price.

        The following table summarizes information about the Company's outstanding stock options at December 31, 2004:

Options outstanding				Options exercisable
Exercise price per share	Number of shares	Weighted average remaining contractual life (years)	WAEP* per share	Number of shares	Weighted average remaining contractual life (years)	WAEP* per share
$8.04-8.68	11,487	4.5	$8.42	11,487	4.5	$8.42
44.25	293,159	6.1	44.25	281,159	6.1	44.25

	304,646	6.0	$42.90	292,646	6.0	$42.80

*
WAEP represents weighted average exercise price.

Phantom Stock Awards

        The Company awarded phantom units for 1998 and 1999 to certain management employees which represented compensation bonuses based on Class A Common Stock performance. Such awards vested over three years from the date of grant. A decrease to compensation expense related to these phantom units of $1,607,000 was recorded by the Company during the year ended December 31, 2002. No phantom units were awarded during 2004, 2003 or 2002.

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

401(k) Employee Savings Plan

        The Company sponsors a tax-qualified retirement plan governed by Section 401(k) of the Internal Revenue Code, which provides that eligible full-time employees may contribute up to 25% of their pre-tax compensation subject to certain limitations. For 2003 and 2002, the Company made matching contributions not exceeding the lesser of $750 or 1.5% of each participant's pre-tax compensation. Effective January 1, 2004, the Company's matching contribution was increased to 100% of the first 3% and 50% of

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

the next 2% of each participant's pre-tax compensation. The Company's contributions were $13,941,000, $4,294,000 and $3,883,000 during 2004, 2003 and 2002, respectively.

Short-Term Incentive Plan

        The Company maintains a short-term incentive plan (the "STIP"), which is a calendar-year program that provides for the payment of annual bonuses to employees of the Company based upon the satisfaction of qualitative and quantitative metrics, as approved by the Compensation Committee of the Board. In general, in addition to certain general/area managers, full-time employees with a title of director and above are eligible to participate in the STIP. For 2004 and 2003, approximately 350 and 300 employees, respectively, were eligible to participate. Target awards under the STIP are based on a percentage of each participant's base pay. During the years ended December 31, 2004 and 2003, the Company accrued $9,614,000 and $7,353,000, respectively, related to the STIP.

Performance Retention Plan

        The Company maintains the Performance Retention Plan (as amended, the "PRP"), which serves to replace equity-based long-term incentive plans previously maintained by the Company and to encourage key employees to remain with the Company by providing annual cash incentive awards based on the Company's performance. Adelphia's CEO and COO do not participate in the PRP. Target awards range from 25% to 200% of a participant's base salary, and the amount of each award is dependent on the Company's achievement of certain financial targets. Initial awards vest in 36 monthly installments starting at the end of each month one year following the month in which the participant begins participation in the PRP. Subsequent awards vest in 36 monthly installments starting as of January 31 of the year immediately following the plan year in which the award was granted. The PRP provides that in the event of a Change in Control (as defined in the PRP), the Compensation Committee of the Board may provide, in its discretion, that all awards (both vested and unvested) will be paid in cash on the date of such consummation of the Change in Control. In the event that the Compensation Committee of the Board makes such a determination, the unvested portion of all awards will be paid based on either the value established for each annual grant based on performance or 100% achievement of any unvalued grants. During the years ended December 31, 2004 and 2003, the Company accrued $8,822,000 and $2,323,000, respectively, related to the PRP.

Key Employee Retention Programs

        On September 21, 2004, the Bankruptcy Court entered orders authorizing the Debtors to implement and adopt (i) the Adelphia Communications Corporation Key Employee Continuity Program (as amended, the "Stay Plan") and (ii) the Adelphia Communications Corporation Sale Bonus Program (as amended, the "Sale Plan"). On April 20, 2005, the Bankruptcy Court entered an order authorizing the Debtors to implement and adopt the Adelphia Communications Corporation Executive Vice President Continuity Program (the "EVP Stay Plan" and, together with the Stay Plan and the Sale Plan, the "Continuity Program"), and authorized the Executive Vice Presidents participation in the Sale Plan (the "EVP KERP Order"). The Continuity Program is designed to motivate certain employees (other than the CEO and COO of the Company) to remain with the Company. With respect to the Continuity Program, in the event that a Change in Control (as defined in the EVP Stay Plan, the Stay Plan and the Sale Plan) occurs, and all of the bonuses under the Continuity Program are payable, the total cost of the Continuity Program could reach approximately $34,100,000 (including approximately $1,400,000 payable under the EVP Stay Plan, approximately $9,800,000 payable under the Stay Plan, approximately $19,900,000 payable under the Sale Plan (including $1,850,000 payable to certain Executive Vice Presidents under the Sale Plan pursuant to the EVP KERP Order) and a $3,000,000 pool from which the CEO of Adelphia may grant additional stay or sale bonuses).

        EVP Stay Plan.    Subject to the terms of the EVP Stay Plan, certain employees of the Company with the title of Executive Vice President (the "EVP Stay Participants") are participants in the EVP Stay Plan and are eligible to receive a cash payment in the form of a bonus (the "EVP Stay Bonus") if, subject to certain limited exceptions, the EVP Stay Participants continue their active employment with the Company from the date such EVP Stay Participants are notified in writing that they have been selected for coverage under the EVP Stay Plan to the payroll date immediately following the earlier of the Effective Date or a Change in Control Date (as defined in the EVP Stay Plan). The CEO of Adelphia selects the EVP Stay Participants and, subject to the review and approval of the Compensation Committee of the Board, establishes the amount of each EVP Stay Participant's EVP Stay Bonus.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

        Stay Plan.    Subject to the terms of the Stay Plan, certain employees of the Company (other than employees who participate in the EVP Stay Plan) (the "Stay Participants") may be eligible to receive a cash payment in the form of a bonus (the "Stay Bonus") if, subject to certain limited exceptions, the Stay Participants continue their active employment with the Company or their successors from the date such Stay Participants are notified in writing that they have been selected for coverage under the Stay Plan to the payroll date immediately following the nine-month anniversary of such date. The CEO of Adelphia selects the Stay Participants and, subject to the review and approval of the Compensation Committee of the Board, establishes the amount of each Stay Participant's Stay Bonus. During the year ended December 31, 2004, the Company accrued $3,302,000 related to the Stay Plan.

        Sale Plan.    Under the terms of the Sale Plan, certain employees of the Company (the "Sale Participants") may be eligible to receive cash payments in the form of a bonus (the "Sale Bonus") if, subject to certain limited exceptions, the Sale Participants continue their active employment with the Company or its successors until, and following, a Change in Control (as defined in the Sale Plan). Subject to certain exceptions, 50% of the Sale Bonus will be paid to eligible Sale Participants within 10 business days of the effective date of the Change in Control and the remaining 50% of the Sale Bonus will be paid to eligible Sale Participants upon a date that is within 10 business days of the six-month anniversary of such effective date. However, if a Sale Participant is terminated following a Change in Control without cause or due to death or disability or by the Sale Participant for "good reason" (as defined in the Sale Plan) after the required payment date for the first installment of the Sale Bonus, but prior to the payment date for the second installment of the Sale Bonus, then the Sale Participant will be entitled to receive any unpaid amounts of such bonus. The CEO of Adelphia will select the Sale Participants and, subject to the review and approval of the Compensation Committee of the Board, will establish the amount of each Sale Participant's Sale Bonus, subject to any aggregate amounts available under the Sale Plan. As of December 31, 2004, no bonuses had been granted under the Sale Plan.

        Form of Amended and Restated Employment Agreement and New Form of Employment Agreement.    The Company is seeking to (i) amend and restate all existing employment agreements ("Existing Employment Agreements") that the Company has with Vice Presidents ("VP") and Senior Vice Presidents ("SVP") by entering into the Form of Amended and Restated Employment Agreements (as approved by the Bankruptcy Court) with such VPs and SVPs and (ii) enter into a New Form Employment Agreement (as approved by the Bankruptcy Court) with VPs that are not currently a party to an Existing Employment Agreement and all new employees hired at the level of VP or SVP. As a result, all eligible VPs and SVPs will have agreements that reflect certain recently approved modifications, including (i) severance benefits upon resignation for "good reason" (as such term is defined in the relevant agreement); (ii) non-competition covenants (subject to applicable law); (iii) reimbursement for certain relocation expenses in the case of certain VPs and SVPs that are new hires or have relocated since March 2003 and are terminated under certain circumstances; and (iv) healthcare continuation coverage following a termination by the Company without Cause or by the VP or SVP with "good reason" for a period that is coterminous with their respective severance benefit. Certain VPs and SVPs that enter into the Form of Amended and Restated Employment Agreement or the New Form Employment Agreement, as the case may be, may also be eligible to participate in the Continuity Program and/or the PRP.

        Amended and Restated Severance Program.    Employees of the Company are currently afforded severance benefits either pursuant to Adelphia's existing severance plan, the Amended and Restated Adelphia Communications Corporation Severance Plan (the "Severance Plan"), or pursuant to an Existing Employment Agreement with the Company. Except for certain limited exceptions, all full-time employees of Adelphia and certain affiliates that do not have Existing Employment Agreements are covered by the Severance Plan, which provides for severance pay in the event of a termination without "Cause" (as defined in the Severance Plan). The modifications to the Severance Plan and the form of employment agreements (as described in the above paragraph) that were approved by the Bankruptcy Court pursuant to the order entered September 21, 2004 could cost the Company a maximum of $9,973,000 (including $5,723,000 in enhanced severance benefits and healthcare continuation, and $4,250,000 in relocation reimbursement expenses) if all Director-level employees, VPs and SVPs are to be involuntarily separated from the Company and all eligible VPs and SVPs qualified for the maximum amount of relocation reimbursement. Certain executive officers of Adelphia are not eligible to participate in the Severance Plan.

Note 15: Income Taxes

        The Company files a consolidated federal income tax return with all of its 80%-or-more-owned subsidiaries. Consolidated subsidiaries in which the Company owns less than 80% each file a separate income tax return. The income tax expense of two of the Rigas Co-Borrowing Entities which are subject to income tax has been included below. The components of income tax benefit (expense) are as follows (amounts in thousands):

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

	Year ended December 31,
	2004	2003	2002
Current:
Federal	$—	—	$1,957
State	8,796	8,468	1,585
Deferred:
Federal	(5,220)	(109,858)	(83,848)
State	(776)	(15,396)	3,854

Income tax benefit (expense)	$2,800	(116,786)	$(76,452)

        Income tax benefit (expense) is included in the consolidated financial statements as follows (amounts in thousands):

	Year ended December 31,
	2004	2003	2002
Loss from continuing operations before cumulative effects of accounting changes	$2,843	$(117,378)	$(76,620)
Other comprehensive income (loss)	(43)	592	168

Income tax benefit (expense)	$2,800	$(116,786)	$(76,452)

        Significant components of the Company's net deferred tax liability are as follows (amounts in thousands):

	December 31,
	2004	2003
Deferred tax liabilities:
Property and equipment	$(433,035)	$(333,290)
Intangible assets other than goodwill	(702,013)	(691,831)
Interest expense not accrued due to bankruptcy filing	(705,322)	(473,465)
Investments	(39,962)	(32,154)

	(1,880,332)	(1,530,740)

Deferred tax assets:
Net operating loss ("NOL") Carryforwards	4,187,286	3,381,295
Provision for uncollectible amounts due from the Rigas Family and Rigas Family Entities	891,174	1,146,072
Reorganization expenses due to bankruptcy	62,289	43,691
Deferred programming launch incentives	42,341	60,650
Goodwill with tax basis	356,562	369,484
Capital loss carryforward	54,660	54,660
Government settlement	247,361	—
Other	28,846	31,378

	5,870,519	5,087,230
Valuation allowance	(4,715,603)	(4,275,754)

	1,154,916	811,476

Net deferred tax liability	$(725,416)	$(719,264)

Current portion of net deferred tax liability	4,065	3,380
Noncurrent portion of net deferred tax liability	(729,481)	(722,644)

Net deferred tax liability	$(725,416)	$(719,264)

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

        The net change in the valuation allowance for deferred tax assets is as follows (amounts in thousands):

	December 31,
	2004	2003	2002
Change in valuation allowance, beginning of year	$—	$—	(729,479)
Other changes in valuation allowance	(438,602)	(291,168)	(1,691,143)

Change in valuation allowance included in income tax expense	(438,602)	(291,168)	(2,420,622)
Acquisitions and dispositions	—	—	838,576
Rigas Co-Borrowing Entities	(1,247)	—	—

Total change in valuation allowance	$(439,849)	$(291,168)	(1,582,046)

        Due to a lack of earnings history, current bankruptcy situation, and impairment charges recognized with respect to franchise costs and goodwill, the Company cannot rely on forecasts of future earnings as a means to realize its deferred tax assets. The Company has determined that it is more likely than not that it will not realize certain deferred tax assets and, accordingly, has recorded valuation allowances associated with these deferred tax assets. As a result of the adoption of SFAS No. 142, effective January 1, 2002, the period of reversal for deferred tax liabilities related to franchise costs and goodwill can no longer be reasonably estimated. Consequently, the Company recorded an additional valuation allowance of $729,479,000 as the Company may not rely on the reversal of deferred tax liabilities associated with franchise costs and goodwill as a means to realize the Company's deferred tax assets.

        During 2004, the Company re-evaluated the impact on its valuation allowance due to the timing of its reversing temporary differences, including its policy of netting the effect of reversing temporary differences associated with customer relationship intangible assets with intangible assets that have indefinite lives. As a result of this evaluation, the Company changed the expectations for scheduling the expected reversal of its deferred tax liabilities associated with these intangible assets and included in its income tax benefit for 2004 a $166,000,000 reduction in the valuation allowances on deferred tax assets related to current expectations for the reversal of its deferred tax liabilities.

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

        The difference between the expected income tax benefit at the U.S. statutory federal income tax rate of 35% and the actual income tax benefit (expense) is as follows (amounts in thousands):

	Year ended December 31,
	2004	2003	2002
Expected income tax benefit at the statutory federal income tax rate	$670,475	$246,948	$2,492,735
Change in valuation allowance—federal	(371,196)	(287,998)	(2,136,135)
Change in valuation allowance—state	(67,406)	(3,170)	(284,487)
State tax benefit, net of federal expense	72,394	(6,798)	289,350
Nondeductible goodwill amortization and impairment	—	—	(328,900)
Minority's interest and share of losses of equity affiliates	(14,186)	(8,338)	(22,428)
Cumulative effect of accounting change due to new accounting pronouncement	(206,074)	—	—
Expiration of NOL	(79,942)	(61,678)	(24,796)
Other	(1,265)	4,248	(61,791)

Income tax benefit (expense)	$2,800	$(116,786)	$(76,452)

        In the event the Debtors emerge from bankruptcy: (i) these NOL carryforwards are expected to be reduced or completely eliminated by debt cancellation income that might result under the bankruptcy proceedings; (ii) other tax attributes, including the

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Company's tax basis in its property and equipment, could be reduced; and (iii) a statutory ownership change, as defined in Section 382 of the Internal Revenue Code, would occur upon issuance of new common stock to claimholders pursuant to any approved plan of reorganization. This ownership change may limit the annual usage of any remaining tax attributes that were generated prior to the change of ownership. The amount of the limitation will be determinable at the time of the ownership change.

        As of December 31, 2004, the Company had NOL carryforwards of approximately $10,700,000,000 and $8,500,000,000 for federal and state income tax purposes, respectively, expiring from 2005 to 2023. In addition, the Company has a capital loss carryforward of approximately $136,000,000, expiring from 2006 to 2008. Consolidated subsidiaries in which the Company owns less than an 80% interest had NOL carryforwards of $89,000,000 for federal and state income tax purposes expiring from 2004 to 2023. These amounts are based on the income tax returns filed for 2003 and certain adjustments to be reflected in amended returns that are expected to be filed for the 2003 tax year and prior periods. The Company expects to file amended federal and state income tax returns for 1999 through 2004. Such returns are subject to examination by federal and state taxing authorities, generally, for a period of three years after the NOL carryforward is utilized.

        The Company believes that adequate provision has been made for tax positions that may be challenged by taxing authorities. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, the Company believes that the reserves reflect the probable outcome of known tax contingencies. Unfavorable settlement of any particular issue would require the use of cash. Favorable resolution could result in reduced income tax expense reported in the consolidated financial statements in the future. The tax reserves are generally presented in the balance sheet within other noncurrent liabilities. Certain tax reserve items may be settled through the bankruptcy process which could result in reduced income tax expense reported in the consolidated financial statements in the future.

        The Company's income tax benefit (expense) for the years ended December 31, 2004, 2003 and 2002 has been calculated assuming the Company will continue as a going concern and does not reflect the impact the Sale Transaction may have on the Company's ability to utilize its NOL carryforwards or other tax attributes. If the Sale Transaction is consummated, a significant portion of the deferred tax assets will be realized and a significant portion of the valuation allowance will be released.

Note 16: Segments

        The Company's only reportable operating segment is its "cable" segment. The cable segment includes the Company's cable system operations (including consolidated subsidiaries, equity method investments and variable interest entities) that provide the distribution of analog and digital video programming and HSI services to customers for a monthly fee through a network of fiber optic and coaxial cables. This segment also includes the Company's media services (advertising) sales business. Upon the adoption of FIN 46-R on January 1, 2004, the reportable cable segment also includes the operations of the Rigas Co-Borrowing Entities. See Note 5 for additional information. The reportable cable segment includes five operating regions that have been combined as one reportable segment, because all of such regions have similar economic characteristics. The Company identifies reportable segments as those consolidated segments that represent 10% or more of the combined revenue, net earnings or loss, or total assets of all of the Company's operating segments as of and for the period ended on the most recent balance sheet date presented. Operating segments that do not meet this threshold are aggregated for segment reporting purposes within the "corporate and other" column.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

        Selected financial information concerning the Company's current operating segments is presented below for the indicated periods (amounts in thousands):

	Cable	Corporate and other	Eliminations	Total
Operating and Capital Expenditure Data:
Year ended December 31, 2004:
Revenue	$4,103,339	$40,049	$—	$4,143,388
Operating loss	(117,073)	(47,931)	—	(165,004)
Capital expenditures	(764,315)	(56,598)	—	(820,913)
Year ended December 31, 2003:
Revenue	$3,524,021	$44,996	$—	$3,569,017
Operating loss	(120,788)	(27,701)	—	(148,489)
Capital expenditures	(721,588)	(1,933)	—	(723,521)
Year ended December 31, 2002:
Revenue	$3,167,680	$48,271	$—	$3,215,951
Operating loss	(2,870,017)	(1,839,672)	—	(4,709,689)
Capital expenditures	(1,225,644)	(10,240)	—	(1,235,884)
Balance Sheet Information:
Total assets
As of December 31, 2004	$12,584,147	$4,889,623	$(4,375,582)	$13,098,188
As of December 31, 2003	12,672,473	4,250,691	(3,726,423)	13,196,741

        The Company did not derive more than 10% of its revenue from any one customer during 2004, 2003 and 2002. The Company's long-lived assets related to its foreign operations and investments were $6,394,000 and $9,837,000, as of December 31, 2004 and 2003, respectively. The Company's revenue related to its foreign operations was $13,412,000, $10,159,000 and $7,235,000 during 2004, 2003 and 2002, respectively. The Company's assets and revenue related to its foreign operations and investments were not significant to the Company's financial position or results of operations, respectively, during any of the periods presented.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note 17: Commitments and Contingencies

Commitments

        Future minimum lease payments under noncancelable capital and operating leases as of December 31, 2004, are set forth below (amounts in thousands):

	Minimum Lease Commitments
Year ended December 31,
	Capital	Operating
2005	$23,801	$20,550
2006	17,206	16,744
2007	259	13,638
2008	—	10,911
2009	—	8,412
Thereafter	—	40,157

Total minimum lease payments	$41,266	$110,412

Less:
Amount representing interest	(1,609)

Total	$39,657
Less current portion	$(39,657)

Noncurrent portion	$—

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

        The Company rents office and studio space, tower sites, and space on utility poles under leases with terms which are generally one to five years. Rental expense for the indicated periods is set forth below (amounts in thousands):

Year ended December 31,
2004	$64,135
2003	$61,160
2002	$59,758

        The Company's cable systems are typically constructed and operated under the authority of nonexclusive permits or "franchises" granted by local and/or state governmental authorities. Franchises contain varying provisions relating to the construction and/or operation of cable systems, including, in certain cases, the imposition of requirements to rebuild or upgrade cable systems or to extend the cable network to new residential developments. The Company's franchises also typically provide for periodic payments of fees of not more than 5% of gross revenue in the applicable franchise area to the governmental authority granting the franchise. Additionally, many franchises require payments to the franchising authority to fund the construction or improvement of facilities that are used to provide public, education and governmental ("PEG") access channels. The Company's minimum commitments under franchise agreements, including the estimated cost of fulfilling rebuild, upgrade and network extension commitments, and the fixed minimum amounts payable to franchise authorities for PEG access channels, are set forth in the following table. The amounts set forth in the table below do not include the variable franchise fee and PEG commitments that are described in the paragraph following this table (amounts in thousands):

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Year ended December 31,
2005	$25,485
2006	$18,387
2007	$37,658
2008	$12,497
2009	$10,185
Thereafter	$1,707

        As described above, the Company is also obligated to make variable payments to franchise authorities for franchise fees and PEG access channels that are dependent on the amount of revenue generated or the number of subscribers served within the applicable franchise area. Such variable payments aggregated $130,073,000, $114,725,000 and $106,767,000 during 2004, 2003 and 2002, respectively.

        The Company pays programming and license fees under multi-year agreements with expiration dates ranging through 2014. The amounts paid under these agreements are typically based on per customer fees, which may escalate over the term of the agreements. In certain cases, such per customer fees are subject to volume or channel line-up discounts and other adjustments. The Company incurred total programming expenses of $1,149,168,000, $1,056,820,000 and $958,485,000 during 2004, 2003 and 2002, respectively.

Contingencies

Reorganization Expenses due to Bankruptcy and Professional Fees

        The Company is currently aware of certain success fees that potentially could be paid upon the Company's emergence from bankruptcy to third party financial advisers retained by the Company and Committees in connection with the Chapter 11 Cases. Currently, these success fees are estimated to be between $6,500,000 and $19,950,000 in the aggregate. In addition, the CEO and the COO of the Company are eligible to receive equity awards of Adelphia stock with a minimum aggregate fair value of $17,000,000 upon the Debtors' emergence from bankruptcy. The value of such equity awards will be determined based on the average trading price of the post-emergence common stock of Adelphia during the 15 trading days immediately preceding the 90th day following the date of emergence. These equity awards, which will be subject to vesting and trading restrictions, may be increased up to a maximum aggregate value of $25,500,000 at the discretion of the Board. As no plan of reorganization has been confirmed by the Bankruptcy Court, no accrual for such contingent payments or equity awards has been recorded in the accompanying consolidated financial statements.

Letters of Credit

        The Company has issued standby letters of credit for the benefit of franchise authorities and other parties, most of which have been issued to an intermediary surety bonding company. All such letters of credit will expire when the Second Extended DIP Facility expires unless adequately collateralized. Unless otherwise amended or extended, the Second Extended DIP Facility will expire no later than March 31, 2006. At December 31, 2004, the aggregate principal amount of letters of credit issued by the Company was $118,342,000 of which $117,452,000 was issued under the First Extended DIP Facility and $890,000 was collateralized by cash. Letters of credit issued under the DIP facilities reduce the amount that may be borrowed under the DIP facilities.

Litigation Matters

        General.    The Company follows SFAS No. 5, Accounting for Contingencies, in determining its accruals and disclosures with respect to loss contingencies. Accordingly, estimated losses from loss contingencies are accrued by a charge to income when information available indicates that it is probable that an asset had been impaired or a liability had been incurred and the amount of the loss can be reasonably estimated. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the financial statements when it is reasonably possible that a loss may be incurred.

        SEC Civil Action and DoJ Investigation.    On July 24, 2002, the SEC Civil Action was filed against Adelphia, certain members of the Rigas Family and others, alleging various securities fraud and improper books and records claims arising out of

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

actions allegedly taken or directed by certain members of the Rigas Family who held all of the senior executive positions at Adelphia and constituted five of the nine members of Adelphia's board of directors (none of whom remain with the Company).

        On December 3, 2003, the SEC filed a proof of claim in the Chapter 11 Cases against Adelphia for, among other things, penalties, disgorgement and prejudgment interest in an unspecified amount. The staff of the SEC told the Company's advisors that its asserted claims for disgorgement and civil penalties under various legal theories could amount to billions of dollars. On July 14, 2004, the Creditors' Committee initiated an adversary proceeding seeking, in effect, to subordinate the SEC's claims based on the SEC Civil Action.

        On April 25, 2005, after extensive negotiations with the SEC and the U.S. Attorney, the Company entered into the Non-Prosecution Agreement, pursuant to which the Company agreed, among other things: (i) to contribute $715,000,000 in value to a fund to be established and administered by the United States Attorney General and the SEC for the benefit of investors harmed by the activities of prior management (the "Restitution Fund"); (ii) to continue to cooperate with the U.S. Attorney until the later of April 25, 2007, or the date upon which all prosecutions arising out of the conduct described in the Rigas Criminal Action (as described below) and SEC Civil Action are final; and (iii) not to assert claims against the Rigas Family except for John J. Rigas, Timothy J. Rigas and Michael J. Rigas (together, the "Excluded Parties"), provided that Michael J. Rigas will cease to be an Excluded Party if all currently pending criminal proceedings against him are resolved without a felony conviction on a charge involving fraud or false statements (other than false statements to the U.S. Attorney or the SEC).

        The Company's contribution to the Restitution Fund will consist of stock, future proceeds of litigation and, assuming consummation of the Sale Transaction (or another sale generating cash of at least $10 billion), cash. In the event of a sale generating both stock and at least $10 billion in cash, as contemplated in the Sale Transaction, the components of the Company's contribution to the Restitution Fund will consist of $600,000,000 in cash and stock (with at least $200,000,000 in cash) and 50% of the first $230,000,000 of future proceeds, if any, from certain litigation against third parties who injured the Company. If, however, the Sale Transaction (or another sale) is not consummated and instead the Company emerges from bankruptcy as an independent entity, the $600,000,000 payment by the Company will consist entirely of stock in the reorganized Adelphia. Unless extended on consent of the U.S. Attorney and the SEC, which consent may not be unreasonably withheld, the Company must make these payments on or before the earlier of: (i) October 15, 2006; (ii) 120 days after confirmation of a stand-alone plan of reorganization; or (iii) seven days after the first distribution of stock or cash to creditors under any plan of reorganization. The Company recorded charges of $425,000,000 and $175,000,000 during 2004 and 2002, respectively, related to the Non-Prosecution Agreement. Such amounts are reflected in other expense, net in the accompanying consolidated statements of operations.

        The U.S. Attorney agreed: (i) not to prosecute Adelphia or specified subsidiaries of Adelphia for any conduct (other than criminal tax violations) related to the Rigas Criminal Action (defined below) or the allegations contained in the SEC Civil Action; (ii) not to use information obtained through the Company's cooperation with the U.S. Attorney to criminally prosecute the Company for tax violations; and (iii) to convey to the Company all of the Rigas Co-Borrowing Entities forfeited by the Rigas Family and Rigas Family Entities, certain specified real estate forfeited by the Rigas Family and any securities of the Company that were directly or indirectly owned by the Rigas Family prior to forfeiture. The U.S. Attorney agreed with the Rigas Family not to require forfeiture of Coudersport and Bucktail (which together served approximately 5,000 subscribers (unaudited) in July 2005). A condition precedent to the Company's obligation to make the contribution to the Restitution Fund described in the preceding paragraph is the Company's receipt of title to the Rigas Co-Borrowing Entities, certain specified real estate and any securities described above forfeited by the Rigas Family and Rigas Family Entities, free and clear of all liens, claims, encumbrances, or adverse interests. The forfeited Rigas Co-Borrowing Entities anticipated to be conveyed to the Company, represent the overwhelming majority of the Rigas Co-Borrowing Entities' subscribers and value.

        Also on April 25, 2005, the Company consented to the entry of a final judgment in the SEC Civil Action resolving the SEC's claims against the Company. Pursuant to this agreement, the Company will be permanently enjoined from violating various provisions of the federal securities laws, and the SEC has agreed that if the Company makes the $715,000,000 contribution to the Restitution Fund, then the Company will not be required to pay disgorgement or a civil monetary penalty to satisfy the SEC's claims.

        Pursuant to letter agreements with TW NY and Comcast, the U.S. Attorney has agreed, notwithstanding any failure by the Company to comply with the Non-Prosecution Agreement, that it will not criminally prosecute any of the entities or their subsidiaries purchased from the Company by TW NY or Comcast (the "Transferred Joint Venture Entities") pursuant to the Sale Transaction. Under such letter agreements, each of TW NY and Comcast have agreed that following the closing of the Sale Transaction they will cooperate with the relevant governmental authorities' requests for information about the Company's operations, finances and corporate governance between 1997 and confirmation of the Plan. The sole and exclusive remedy against

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

TW NY or Comcast for breach of any obligation in the letter agreements is a civil action for breach of contract seeking specific performance of such obligations. In addition, TW NY and Comcast entered into letter agreements with the SEC agreeing that upon and after the closing of the Sale Transaction, TW NY, Comcast and their respective affiliates (including the Transferred Joint Venture Entities) will not be subject to, or have any obligation under, the final judgment consented to by the Company in the SEC Civil Action.

        The Non-Prosecution Agreement was subject to the approval of, and has been approved by, the Bankruptcy Court. Adelphia's consent to the final judgment in the SEC Civil Action was subject to the approval of, and has been approved by, both the Bankruptcy Court and the District Court. Various parties have challenged and sought appellate review or reconsideration of the orders of the Bankruptcy Court and the District Court approving these settlements. The order of the District Court approving Adelphia's consent to the final judgment in the SEC Civil Action has not been appealed. Although appeals of the Bankruptcy Court's order are still pending, the appeals of the District Court's approval of the Government-Rigas Settlement Agreement (defined below) and the creation of the Restitution Fund have been denied by the United States Court of Appeals for the Second Circuit (the "Second Circuit"). That denial is currently the subject of a pending request for full court review by the Second Circuit.

        Adelphia's Lawsuit Against the Rigas Family.    On July 24, 2002, Adelphia filed a complaint in the Bankruptcy Court against John J. Rigas, Michael J. Rigas, Timothy J. Rigas, James P. Rigas, James Brown, Michael C. Mulcahey, Peter L. Venetis, Doris Rigas, Ellen Rigas Venetis and the Rigas Family Entities (the "Rigas Civil Action"). This action generally alleged the defendants misappropriated billions of dollars from the Company in breach of their fiduciary duties to Adelphia. On November 15, 2002, Adelphia filed an amended complaint against the defendants that expanded upon the facts alleged in the original complaint and alleged violations of the Racketeering Influenced and Corrupt Organizations ("RICO") Act, breach of fiduciary duty, securities fraud, fraudulent concealment, fraudulent misrepresentation, conversion, waste of corporate assets, breach of contract, unjust enrichment, fraudulent conveyance, constructive trust, inducing breach of fiduciary duty, and a request for an accounting (the "Amended Complaint"). The Amended Complaint sought relief in the form of, among other things, treble and punitive damages, disgorgement of monies and securities obtained as a consequence of the Rigas Family's improper conduct and attorneys' fees.

        On April 25, 2005, Adelphia and the Rigas Family entered into a settlement agreement with respect to the Rigas Civil Action (the "Adelphia-Rigas Settlement Agreement"), pursuant to which Adelphia agreed, among other things: (i) to pay $11,500,000 to a legal defense fund for the benefit of the Rigas Family; (ii) to provide management services to Coudersport and Bucktail for an interim period through and including December 31, 2005 ("Interim Management Services"); (iii) to indemnify Coudersport and Bucktail, and the Rigas Family's (other than the Excluded Parties') interest therein, against claims asserted by the lenders under the Co-Borrowing Facilities with respect to such indebtedness up to the fair market value of those entities (without regard to their obligations with respect to such indebtedness); (iv) to provide certain members of the Rigas Family with certain indemnities, reimbursements or other protections in connection with certain third party claims arising out of Company litigation, and in connection with claims against certain members of the Rigas Family by any of the Tele-Media Joint Ventures or Century/ML Cable; and (v) within ten business days of the date on which the Forfeiture Order is entered, dismiss the Rigas Civil Action except for claims against the Excluded Parties. The Rigas Family agreed: (i) to make certain tax elections, under certain circumstances, with respect to the Rigas Co-Borrowing Entities (other than Coudersport and Bucktail); (ii) to pay Adelphia five percent of the gross operating revenue of Coudersport and Bucktail for the Interim Management Services; and (iii) to offer employment to certain Coudersport and Bucktail employees on terms and conditions that, in the aggregate, are no less favorable to such employees (other than any employees who were expressly excluded by written notice to Adelphia received by July 1, 2005) than their terms of employment with the Company.

        Pursuant to the Adelphia-Rigas Settlement Agreement, on June 21, 2005, the Company filed a dismissal with prejudice of all claims in this action except against the Excluded Parties.

        This settlement was subject to the approval of, and has been approved by, the Bankruptcy Court. Various parties have challenged and sought appellate review or reconsideration of the order of the Bankruptcy Court approving this settlement. The appeals of the Bankruptcy Court's approval remain pending.

        Rigas Criminal Action.    In connection with an investigation conducted by the DoJ, on July 24, 2002, certain members of the Rigas Family and certain alleged co-conspirators were arrested, and on September 23, 2002, were indicted by a grand jury on charges including fraud, securities fraud, bank fraud and conspiracy to commit fraud (the "Rigas Criminal Action"). On November 14, 2002, one of the Rigas Family's alleged co-conspirators, James Brown, pleaded guilty to one count each of conspiracy, securities fraud and bank fraud. On January 10, 2003, another of the Rigas Family's alleged co-conspirators, Timothy Werth, who had not been arrested with the others on July 24, 2002, pleaded guilty to one count each of securities fraud, conspiracy to commit securities fraud, wire fraud and bank fraud. The trial in the Rigas Criminal Action began on February 23, 2004 in the District Court. On July 8,

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

2004, the jury returned a partial verdict in the Rigas Criminal Action. John J. Rigas and Timothy J. Rigas were each found guilty of conspiracy (one count), bank fraud (two counts), and securities fraud (15 counts) and not guilty of wire fraud (five counts). Michael J. Mulcahey was acquitted of all 23 counts against him. The jury found Michael J. Rigas not guilty of conspiracy and wire fraud, but remained undecided on the securities fraud and bank fraud charges against him. On July 9, 2004, the court declared a mistrial on the remaining charges against Michael J. Rigas after the jurors were unable to reach a verdict as to those charges. The bank fraud charges against Michael J. Rigas have since been dismissed with prejudice. The District Court has set January 9, 2006 as the date for the retrial of Michael J. Rigas on the securities fraud charges. On March 17, 2005, the District Court denied the motion of John J. Rigas and Timothy J. Rigas for a new trial. On June 20, 2005, John J. Rigas and Timothy J. Rigas were convicted and sentenced to 15 years and 20 years in prison, respectively. John J. Rigas and Timothy J. Rigas have appealed their convictions and sentences and remain free on bail pending resolution of their appeals.

        The indictment against the Rigas Family included a request for entry of a money judgment in an amount exceeding $2,500,000,000 and for entry of an order of forfeiture of all interests of the convicted Rigas defendants in the Rigas Family Entities. On December 10, 2004, the DoJ filed an application for a preliminary order of forfeiture finding John J. Rigas and Timothy J. Rigas jointly and severally liable for personal money judgments in the amount of $2,533,000,000.

        On April 25, 2005, the Rigas Family and the U.S. Attorney entered into a settlement agreement (the "Government-Rigas Settlement Agreement"), pursuant to which the Rigas Family agreed to forfeit: (i) all of the Rigas Co-Borrowing Entities with the exception of Coudersport and Bucktail; (ii) certain specified real estate and (iii) all securities in the Company directly or indirectly owned by the Rigas Family. The U.S. Attorney agreed: (i) not to seek additional monetary penalties from the Rigas Family, including the request for a money judgment as noted above; (ii) from the proceeds of certain assets forfeited by the Rigas Family, to establish the Restitution Fund for the purpose of providing restitution to holders of the Company's publicly traded securities; and (iii) to inform the District Court of this agreement at the sentencing of John J. Rigas and Timothy J. Rigas.

        Pursuant to the Forfeiture Order, all right, title and interest of the Rigas Family and Rigas Family Entities in the Rigas Co-Borrowing Entities (other than Coudersport and Bucktail), certain specified real estate and any securities of the Company were forfeited to the United States on June 8, 2005, and such assets and securities are expected to be conveyed (subject to forfeiture proceedings before a federal judge to determine if there are any superior claims) to the Company pursuant to the Non-Prosecution Agreement. On August 19, 2005, the Company filed a petition with the District Court seeking an order conveying title to these assets and securities to the Company. A status report from the government to the District Court regarding the forfeiture proceedings is due on November 4, 2005. To date, one other petition has been filed, asserting a claim against certain real property.

        The Company was not a defendant in the Rigas Criminal Action, but was under investigation by the DoJ regarding matters related to alleged wrongdoing by certain members of the Rigas Family. Upon approval of the Non-Prosecution Agreement, Adelphia and specified subsidiaries are no longer subject to criminal prosecution (other than for criminal tax violations) by the U.S. Attorney for any conduct related to the Rigas Criminal Action or the allegations contained in the SEC Civil Action so long as the Company complies with its obligations under the Non-Prosecution Agreement.

        Securities and Derivative Litigation.    Certain of the Debtors and certain former officers, directors and advisors have been named as defendants in a number of lawsuits alleging violations of federal and state securities laws and related claims. These actions generally allege that the defendants made materially misleading statements understating the Company's liabilities and exaggerating the Company's financial results in violation of securities laws.

        In particular, beginning on April 2, 2002, various groups of plaintiffs filed more than 30 class action complaints, purportedly on behalf of certain of the Company's shareholders and bondholders or classes thereof in federal court in Pennsylvania. Several non-class action lawsuits were brought on behalf of individuals or small groups of security holders in federal courts in Pennsylvania, New York, South Carolina and New Jersey, and in state courts in New York, Pennsylvania, California and Texas. Seven derivative suits were also filed in federal and state courts in Pennsylvania, and four derivative suits were filed in state court in Delaware. On May 6, 2002, a notice and proposed order of dismissal without prejudice was filed by the plaintiff in one of these four Delaware derivative actions. The remaining three Delaware derivative actions were consolidated on May 22, 2002. On February 10, 2004, the parties stipulated and agreed to the dismissal of these consolidated actions with prejudice.

        The complaints, which named as defendants the Company, certain former officers and directors of the Company and, in some cases, the Company's former auditors, lawyers, as well as financial institutions who worked with the Company, generally allege that, among other improper statements and omissions, defendants misled investors regarding the Company's liabilities and earnings in the Company's public filings. The majority of these actions assert claims under Sections 10(b) and 20(a) of the Exchange

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Act and SEC Rule 10b-5. Certain bondholder actions assert claims for violation of Section 11 and/or Section 12(a) (2) of the Securities Act of 1933. Certain of the state court actions allege various state law claims.

        On July 23, 2003, the Judicial Panel on Multidistrict Litigation issued an order transferring numerous civil actions to the District Court for consolidated or coordinated pre-trial proceedings (the "MDL Proceedings").

        On September 15, 2003, proposed lead plaintiffs and proposed co-lead counsel in the consolidated class action were appointed in the MDL Proceedings. On December 22, 2003, lead plaintiffs filed a consolidated class action complaint. Motions to dismiss have been filed by various defendants. On May 27, 2005 and August 16, 2005, the District Court granted in part and denied in part some of the pending motions and provided the plaintiffs limited ability to replead the dismissed claims. As a result of the filing of the Chapter 11 Cases and the protections of the automatic stay, the Company is not named as a defendant in the amended complaint, but is a non-party. The consolidated class action complaint seeks monetary damages of an unspecified amount, rescission and reasonable costs and expenses and such other and future relief as the court may deem just and proper. The individual actions against the Company also seek damages of an unspecified amount.

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

        Acquisition Actions.    After the alleged misconduct of certain members of the Rigas Family was publicly disclosed, three actions were filed in May and June 2002 against the Company by former shareholders of companies that the Company acquired, in whole or in part, through stock transactions. These actions allege that the Company improperly induced these former shareholders to enter into these stock transactions through misrepresentations and omissions, and the plaintiffs seek monetary damages and equitable relief through rescission of the underlying acquisition transactions.

        Two of these proceedings have been filed with the American Arbitration Association alleging violations of federal and state securities laws, breaches of representations and warranties and fraud in the inducement. One of these proceedings seeks rescission, compensatory damages and pre-judgment relief, and the other seeks specific performance. The third action alleges fraud and seeks rescission, damages and attorneys' fees. This action was originally filed in a Colorado State Court, and subsequently was removed by the Company to the United States District Court for the District of Colorado. The Colorado State Court action was closed administratively on July 16, 2004, subject to reopening if and when the automatic bankruptcy stay is lifted or for other good cause shown. These actions have been stayed pursuant to the automatic stay provisions of section 362 of the Bankruptcy Code.

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

        The claims of the Equity Committee are based on shareholder rights that the Equity Committee asserts should be recognized even in bankruptcy, coupled with continuing claims, as of the filing of the lawsuit, of historical connections between the Board and the Rigas Family. Motions to dismiss filed by Adelphia and others are fully briefed in this action, but no argument date has been set. If this action survives these motions to dismiss, resolution of disputed fact issues will occur in two phases pursuant to a schedule set by the Bankruptcy Court. Determinations regarding fact questions relating to the conduct of the Rigas Family will not occur until, at a minimum, after the resolution of the Rigas Criminal Action.

        No pleadings have been filed in the adversary proceeding since September 2003.

        The Company cannot predict the outcome of these legal proceedings or estimate the possible effects on the financial condition or results of operations of the Company.

        ML Media Litigation.    Adelphia and ML Media have been involved in a longstanding dispute concerning Century/ML Cable's management, the buy/sell rights of ML Media and various other matters.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

        In March 2000, ML Media brought suit against Century, Adelphia and Arahova Communications Inc. ("Arahova"), a direct subsidiary of Adelphia and Century's immediate parent, in the Supreme Court of the State of New York, seeking, among other things: (i) the dissolution of Century/ML Cable and the appointment of a receiver to sell Century/ML Cable's assets; (ii) if no receiver was appointed, an order authorizing ML Media to conduct an auction for the sale of Century/ML Cable's assets to an unrelated third party and enjoining Adelphia from interfering with or participating in that process; (iii) an order directing the defendants to comply with the Century/ML Cable joint venture agreement with respect to provisions relating to governance matters and the budget process; and (iv) compensatory and punitive damages. The parties negotiated a consent order that imposed various consultative and reporting requirements on Adelphia and Century as well as restrictions on Century's ability to make capital expenditures without ML Media's approval. Adelphia and Century were held in contempt of that order in early 2001.

        In connection with the December 13, 2001 settlement of the above dispute, Adelphia, Century/ML Cable, ML Media and Highland entered into the Recap Agreement, pursuant to which Century/ML Cable agreed to the Redemption on or before September 30, 2002 for a purchase price between $275,000,000 and $279,800,000 depending on the timing of the Redemption, plus interest. Among other things, the Recap Agreement provided that: (i) Highland would arrange debt financing for the Redemption; (ii) Highland, Adelphia and Century would jointly and severally guarantee debt service on debt financing for the Redemption on and after the closing of the Redemption; and (iii) Highland and Century would own 60% and 40% interests, respectively, in the recapitalized Century/ML Cable. Under the terms of the Recap Agreement, Century's 50% interest in Century/ML Cable was pledged to ML Media as collateral for the Company's obligations.

        On September 30, 2002, Century/ML Cable filed a voluntary petition to reorganize under Chapter 11 in the Bankruptcy Court. Century/ML Cable is operating its business as a debtor-in-possession.

        By an order of the Bankruptcy Court dated September 17, 2003, Adelphia and Century rejected the Recap Agreement, effective as of such date. If the Recap Agreement is enforceable, the effect of the rejection of the Recap Agreement is the same as a pre-petition breach of the Recap Agreement. Therefore, Adelphia and Century are potentially exposed to "rejection damages," which may include the revival of ML Media's claims under the state court actions described above.

        Adelphia, Century, Highland, Century/ML Cable and ML Media are engaged in litigation regarding the enforceability of the Recap Agreement. On April 15, 2004, the Bankruptcy Court indicated that it would dismiss all counts of Adelphia's challenge to the enforceability of the Recap Agreement except for its allegation that ML Media aided and abetted a breach of fiduciary duty in connection with the execution of the Recap Agreement. The Bankruptcy Court also indicated that it would allow Century/ML Cable's action to avoid the Recap Agreement as a fraudulent conveyance to proceed.

        ML Media has alleged that it is entitled to elect recovery of either $279,800,000 plus costs and interest in exchange for its interest in Century/ML Cable, or up to the difference between $279,800,000 and the fair market value of its interest in Century/ML Cable, plus costs, interest and revival of the state court claims described above. Adelphia, Century and Century/ML Cable have disputed ML Media's claims, and the Plan contemplates that ML Media will receive no distribution until such dispute is resolved.

        On June 3, 2005, Century and ML Media entered into the IAA to sell their interests in Century/ML Cable for $520,000,000 (subject to certain potential purchase price adjustments as defined in the IAA) to San Juan Cable. Consummation of the sale is subject to approval by the Bankruptcy Court in Century/ML Cable's separate Chapter 11 case, confirmation of a plan of reorganization of Century/ML Cable, the receipt of financing by the buyers and other customary conditions, many of which are outside the control of Century/ML Cable, Century and ML Media. There can be no assurance whether or when such conditions will be satisfied. The sale of Century/ML Cable will not resolve the pending litigation among Adelphia, Century, Highland, Century/ML Cable and ML Media.

        On August 9, 2005, Century/ML Cable filed its Century/ML Plan and Century/ML Disclosure Statement with the Bankruptcy Court. By order dated August 18, 2005, the Bankruptcy Court approved the Century/ML Disclosure Statement. On September 7, 2005, the Bankruptcy Court confirmed the Century/ML Plan. The Century/ML Plan is designed to satisfy the conditions of the IAA with San Juan Cable and provides that all third-party claims will either be paid in full or assumed by San Juan Cable under the terms set forth in the IAA. Consummation of the Century/ML Plan is subject to certain conditions, including the concurrent sale of the interests in Century/ML Cable pursuant to the IAA. There can be no assurance whether or when such conditions will be satisfied. The Century/ML Plan, if consummated, will not resolve the pending litigation among Adelphia, Century, Highland, Century/ML Cable and ML Media.

        The Company cannot predict the outcome of these legal proceedings or estimate the possible effects on the financial condition or results of operations of the Company.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

        The X Clause Litigation.    On December 29, 2003, the Ad Hoc Committee of holders of Adelphia's 6% and 3.25% subordinated notes (collectively, the "Subordinated Notes"), together with the Bank of New York, the indenture trustee for the Subordinated Notes (collectively, the "X Clause Plaintiffs"), commenced an adversary proceeding against Adelphia in the Bankruptcy Court. The X Clause Plaintiffs' complaint sought a judgment declaring that the subordination provisions in the indentures for the Subordinated Notes were not applicable to an Adelphia plan of reorganization in which constituents receive common stock of Adelphia and that the Subordinated Notes are entitled to a share pari passu in the distribution of any common stock of Adelphia given to holders of senior notes of Adelphia. Recently, the X Clause Plaintiffs have asserted that the subordination provisions in the indentures for the Subordinated Notes also are not applicable to an Adelphia plan of reorganization in which constituents receive common stock of Time Warner and that the Subordinated Notes would therefore be entitled to share pari passu in the distribution of any such Time Warner stock given to holders of senior notes of Adelphia. The Debtors dispute this position and have agreed to present the issue to the Bankruptcy Court prior to confirmation of a plan of reorganization.

        The basis for the X Clause Plaintiffs' claim is a provision in the applicable indentures, commonly known as the "X Clause," which provides that any distributions under a plan of reorganization comprised solely of "Permitted Junior Securities" are not subject to the subordination provision of the Subordinated Notes indenture. The X Clause Plaintiffs asserted that, under their interpretation of the applicable indentures, a distribution of a single class of new common stock of Adelphia would meet the definition of "Permitted Junior Securities" set forth in the indentures, and therefore be exempt from subordination.

        On February 6, 2004, Adelphia filed its answer to the complaint, denying all of its substantive allegations. Thereafter, both the X Clause Plaintiffs and Adelphia cross-moved for summary judgment with both parties arguing that their interpretation of the X Clause was correct as a matter of law. The indenture trustee for the Adelphia senior notes also intervened in the action and, like Adelphia, moved for summary judgment, arguing that the X Clause Plaintiffs were subordinated to holders of senior notes with respect to any distribution of common stock under a plan. In addition, the Creditors' Committee also moved to intervene and, thereafter, moved to dismiss the X Clause Plaintiffs' complaint on the grounds, among others, that it did not present a justiciable case or controversy and therefore was not ripe for adjudication. In a written decision, dated April 12, 2004, the Bankruptcy Court granted the Creditors' Committee's motion to dismiss without ruling on the merits of the various cross-motions for summary judgment. The Bankruptcy Court's dismissal of the action was without prejudice to the X Clause Plaintiffs' right to bring the action at a later date, if appropriate.

        Verizon Franchise Transfer Litigation.    On March 20, 2002, the Company commenced an action (the "California Cablevision Action") in the United States District Court for the Central District of California, Western Division, seeking, among other things, declaratory and injunctive relief precluding the City of Thousand Oaks, California (the "City") from denying permits on the grounds that the Company failed to seek the City's prior approval of an asset purchase agreement (the "Asset Purchase Agreement"), dated December 17, 2001, between the Company and Verizon Media Ventures. Pursuant to the Asset Purchase Agreement, the Company acquired certain Verizon Media Ventures cable equipment and network system assets (the "Verizon Cable Assets") located in the City for use in the operation of the Company's cable business in the City.

        On March 25, 2002, the City and Ventura County (the "County") commenced an action (the "Thousand Oaks Action") against the Company and Verizon Media Ventures in California State Court alleging that Verizon Media Ventures' entry into the Asset Purchase Agreement and conveyance of the Verizon Cable Assets constituted a breach of Verizon Media Ventures' cable franchises and that the Company's participation in the transaction amounted to actionable tortious interference with those franchises. The City and the County sought injunctive relief to halt the sale and transfer of the Verizon Cable Assets pursuant to the Asset Purchase Agreement and to compel the Company to treat the Verizon Cable Assets as a separate cable system.

        On March 27, 2002, the Company and Verizon Media Ventures removed the Thousand Oaks Action to the United States District Court for the Central District of California, where it was consolidated with the California Cablevision Action.

        On April 12, 2002, the district court conducted a hearing on the City's and County's application for a preliminary injunction and, on April 15, 2002, the district court issued a temporary restraining order in part, pending entry of a further order. On May 14, 2002, the district court issued a preliminary injunction and entered findings of fact and conclusions of law in support thereof (the "May 14, 2002 Order"). The May 14, 2002 Order, among other things: (i) enjoined the Company from integrating the Company's and Verizon Media Ventures' system assets serving subscribers in the City and the County; (ii) required the Company to return "ownership" of the Verizon Cable Assets to Verizon Media Ventures except that the Company was permitted to continue to "manage" the assets as Verizon Media Ventures' agent to the extent necessary to avoid disruption in services until Verizon Media Ventures chose to reenter the market or sell the assets; (iii) prohibited the Company from eliminating any programming options that had previously been selected by Verizon Media Ventures or from raising the rates charged by Verizon Media Ventures; and (iv) required the Company and Verizon Media Ventures to grant the City and/or the County access to system records, contracts,

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

personnel and facilities for the purpose of conducting an inspection of the then-current "state of the Verizon Media Ventures and the Company systems" in the City and the County. The Company appealed the May 14, 2002 Order and on April 1, 2003, the U.S. Court of Appeals for the Ninth Circuit reversed the May 14, 2002 Order, thus removing any restrictions that had been imposed by the district court against the Company's integration of the Verizon Cable Assets, and remanded the actions back to the district court for further proceedings.

        In September 2003, the City began refusing to grant the Company's construction permit requests, claiming that the Company could not integrate the acquired Verizon Cable Assets with the Company's existing cable system assets because the City had not approved the transaction between the Company and Verizon Media Ventures, as allegedly required under the City's cable ordinance.

        Accordingly, on October 2, 2003, the Company filed a motion for a preliminary injunction in the district court seeking to enjoin the City from refusing to grant the Company's construction permit requests. On November 3, 2003, the district court granted the Company's motion for a preliminary injunction, finding that the Company had demonstrated "a strong likelihood of success on the merits." Thereafter, the parties agreed to informally stay the litigation pending negotiations between the Company and the City for the Company's renewal of its cable franchise, with the intent that such negotiations would also lead to a settlement of the pending litigation. However, on September 16, 2004, at the City's request, the court set certain procedural dates, including a trial date of July 12, 2005, which has effectively re-opened the case to active litigation. Subsequently, the July 12, 2005 trial date was vacated pursuant to a stipulation and order. On July 11, 2005, the district court referred the matter to a United States magistrate judge for settlement discussions. On September 6, 2005, the magistrate judge scheduled a settlement conference for October 20, 2005.

        The Company cannot predict the outcome of these actions or estimate the possible effects on the financial condition or results of operations of the Company.

        Dibbern Adversary Proceeding.    On or about August 30, 2002, Gerald Dibbern, individually and purportedly on behalf of a class of similarly situated subscribers nationwide, commenced an adversary proceeding in the Bankruptcy Court against Adelphia asserting claims for violation of the Pennsylvania Consumer Protection Law, breach of contract, fraud, unjust enrichment, constructive trust, and an accounting. This complaint alleges that Adelphia charged, and continues to charge, subscribers for cable set-top box equipment, including set-top boxes and remote controls, that is unnecessary for subscribers that receive only basic cable service and have cable-ready televisions. The complaint further alleges that Adelphia failed to adequately notify affected subscribers that they no longer needed to rent this equipment. The complaint seeks a number of remedies including treble money damages under the Pennsylvania Consumer Protection Law, declaratory and injunctive relief, imposition of a constructive trust on Adelphia's assets, and punitive damages, together with costs and attorneys' fees.

        On or about December 13, 2002, Adelphia moved to dismiss the adversary proceeding on several bases, including that the complaint fails to state a claim for which relief can be granted and that the matters alleged therein should be resolved in the claims process. The Bankruptcy Court granted Adelphia's motion to dismiss and dismissed the adversary proceeding on May 3, 2005. In the Bankruptcy Court, Mr. Dibbern has also objected to the provisional disallowance of his proofs of claim which comprised a portion of the Bankruptcy Court's May 3, 2005 order. Mr. Dibbern appealed the May 3, 2005 order dismissing his claims to the District Court. In an August 30, 2005 decision, the District Court affirmed the dismissal of Mr. Dibbern's claims for violation of the Pennsylvania Consumer Protection Law, a constructive trust and an accounting, but reversed the dismissal of Mr. Dibbern's breach of contract, fraud and unjust enrichment claims. These three claims will proceed in the Bankruptcy Court and an answer is due from Adelphia by October 7, 2005.

        The Company cannot predict the outcome of these legal proceedings or estimate the possible effects on the financial condition or results of operations of the Company.

        Tele-Media Examiner Motion.    By motion filed in the Bankruptcy Court on August 5, 2004, Tele-Media Corporation of Delaware ("TMCD") and certain of its affiliates sought the appointment of an examiner for the following Debtors: Tele-Media Company of Tri-States, L.P., CMA Cablevision Associates VII, L.P., CMA Cablevision Associates XI, L.P., TMC Holdings Corporation, Adelphia Company of Western Connecticut, TMC Holdings, LLC, Tele-Media Investment Limited Partnership, L. P., Eastern Virginia Cablevision, L.P., Tele-Media Company of Hopewell Prince George, and Eastern Virginia Cablevision Holdings, LLC (collectively, the "JV Entities"). Among other things, TMCD alleged that management and the Board breached their fiduciary obligations to the creditors and equity holders of those entities. Consequently, TMCD sought the appointment of an examiner to investigate and make recommendations to the Bankruptcy Court regarding various issues related to such entities.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

        On April 14, 2005, the Debtors filed a motion with the Bankruptcy Court seeking approval of a global settlement agreement (the "Tele-Media Settlement Agreement") by and among the Debtors and TMCD and certain of its affiliates (the "Tele-Media Parties"), which, among other things: (i) transfers the Tele-Media Parties' ownership interests in the JV Entities to the Debtors, leaving the Debtors 100% ownership of the JV Entities; (ii) requires the Debtors to make a settlement payment to the Tele-Media Parties of $21,650,000; (iii) resolves the above-mentioned examiner motion; (iv) settles two pending avoidance actions brought by the Debtors against certain of the Tele-Media Parties; (v) reconciles 691 separate proofs of claim filed by the Tele-Media Parties, thereby allowing claims worth approximately $5,500,000 and disallowing approximately $1.9 billion of claims; (vi) requires the Tele-Media Parties to make a $912,500 payment to the Debtors related to workers' compensation policies; and (vii) effectuates mutual releases between the Debtors and the Tele-Media Parties. The Tele-Media Settlement Agreement was approved by an order of the Bankruptcy Court dated May 11, 2005 and closed on May 26, 2005.

        Creditors' Committee Lawsuit Against Pre-Petition Banks.    Pursuant to the Bankruptcy Court order approving the DIP Facility (the "Final DIP Order"), the Company made certain acknowledgments (the "Acknowledgments") with respect to the extent of its indebtedness under the pre-petition credit facilities, as well as the validity and extent of the liens and claims of the lenders under such facilities. However, given the circumstances surrounding the filing of the Chapter 11 Cases, the Final DIP Order preserved the Debtors' right to prosecute, among other things, avoidance actions and claims against the pre-petition lenders and to bring litigation against the pre-petition lenders based on any wrongful conduct. The Final DIP Order also provided that any official committee appointed in the Chapter 11 Cases would have the right to request that it be granted standing by the Bankruptcy Court to challenge the Acknowledgments and to bring claims belonging to the Company and its estates against the pre-petition lenders.

        Pursuant to a stipulation among the Company, the Creditors' Committee and the Equity Committee, which is being challenged by certain pre-petition lenders, the Bankruptcy Court granted the Creditors' Committee leave and standing to file and prosecute claims against the pre-petition lenders, on behalf of the Company, and granted the Equity Committee leave to seek to intervene in any such action. This stipulation also preserves the Company's ability to compromise and settle the claims against the pre-petition lenders. By motion dated July 6, 2003, the Creditors' Committee moved for Bankruptcy Court approval of this stipulation and simultaneously filed a complaint (the "Bank Complaint") against the agents and lenders under certain pre-petition credit facilities, and related entities, asserting, among other things, that these entities knew of, and participated in, the alleged improper actions by certain members of the Rigas Family and Rigas Family Entities (the "Pre-petition Lender Litigation"). The Debtors are nominal plaintiffs in this action.

        The Bank Complaint contains 52 claims for relief to redress the claimed wrongs and abuse committed by the agents, lenders and other entities. The Bank Complaint seeks to, among other things: (i) recover as fraudulent transfers the principal and interest paid by the Company to the defendants; (ii) avoid as fraudulent obligations the Company's obligations, if any, to repay the defendants; (iii) recover damages for breaches of fiduciary duties to the Company and for aiding and abetting fraud and breaches of fiduciary duties by the Rigas Family; (iv) equitably disallow, subordinate or recharacterize each of the defendants' claims in the Chapter 11 Cases; (v) avoid and recover certain allegedly preferential transfers made to certain defendants; and (vi) recover damages for violations of the Bank Holding Company Act.

        Numerous motions seeking to defeat the Pre-petition Lender Litigation were filed by the defendants and the Bankruptcy Court held a hearing on such issues. The Equity Committee has filed a motion seeking authority to bring additional claims against the pre-petition lenders pursuant to the RICO Act. The Bankruptcy Court heard oral argument on these motions on December 20 and December 21, 2004. The Bankruptcy Court has not yet ruled on the motions to dismiss. In a memorandum decision dated August 30, 2005, the Bankruptcy Court granted the motions of both the Creditors' Committee and the Equity Committee for standing to prosecute these claims.

        Under the Plan, the Debtors may seek to compromise and settle, in part, the Pre-petition Lender Litigation, including through the dismissal of certain claims and the release of certain defendants.

        The Company cannot predict the outcome of these legal proceedings or estimate the possible effects on the financial condition or results of operations of the Company.

        Devon Mobile Claim.    Pursuant to the Devon Mobile Limited Partnership Agreement, the Company owned a 49.9% limited partnership interest in Devon Mobile, which, through its subsidiaries, held licenses to operate regional wireless telephone businesses in several states. Devon Mobile had certain business and contractual relationships with the Company and with former subsidiaries or divisions of the Company, which were spun off as TelCove in January 2002.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

        In late May 2002, the Company notified Devon G.P., the general partner of Devon Mobile, that it would likely terminate certain discretionary operational funding to Devon Mobile. On August 19, 2002, Devon Mobile and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code with the Devon Mobile Bankruptcy Court.

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

        On or about January 8, 2004, Devon Mobile filed proofs of claim in the Chapter 11 Cases seeking, in the aggregate, approximately $100,000,000 in respect of, among other things, certain cash transfers alleged to be either preferential or fraudulent and claims for deepening insolvency, alter ego liability and breach of an alleged duty to fund Devon Mobile operations, all of which arose prior to the commencement of the Chapter 11 Cases (the "Devon Claims"). On June 21, 2004, Devon Mobile commenced an adversary proceeding in the Chapter 11 Cases (the "Devon Adversary Proceeding") through the filing of a complaint (the "Devon Complaint"), which incorporates the Devon Claims. On August 20, 2004, the Company filed an answer and counterclaim in response to the Devon Complaint denying the allegations made in the Devon Complaint and asserting various counterclaims against Devon Mobile, which encompassed the Company Claims. On November 22, 2004, the Company filed a motion for leave (the "Motion for Leave") to file a third party complaint for contribution and indemnification against Devon G.P. and Lisa-Gaye Shearing Mead, the sole owner and President of Devon G.P. By endorsed order entered January 12, 2005, Judge Robert E. Gerber, the judge presiding over the Chapter 11 Cases and the Devon Adversary Proceeding, granted a recusal request made by counsel to Devon G.P. On January 21, 2005, the Devon Adversary Proceeding was reassigned from Judge Gerber to Judge Cecelia G. Morris. By an order dated April 5, 2005, Judge Morris denied the Motion for Leave and a subsequent motion for reconsideration. On May 13, 2005, the court entered an Amended Pretrial Scheduling Order extending the time for discovery and scheduled a pretrial conference for March 1, 2006, with a five day trial to be scheduled thereafter. Discovery is ongoing.

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

        Preferred Shareholder Litigation.    On August 11, 2003, Adelphia initiated an adversary proceeding in the Bankruptcy Court against the holders of Adelphia's preferred stock (the "Preferred Stockholders"), seeking, among other things, to enjoin the Preferred Stockholders from exercising certain purported rights to elect directors to the Board due to Adelphia's failure to pay dividends and alleged breaches of covenants contained in the certificates of designations relating to Adelphia's preferred stock. On August 13, 2003, certain of the Preferred Stockholders filed the Delaware Action. On August 13, 2003, the Bankruptcy Court granted Adelphia a temporary restraining order, which, among other things, stayed the Delaware Action and temporarily enjoined the Preferred Stockholders from exercising their purported rights to elect directors to the Board. Thereafter, the Delaware Action was withdrawn.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

        The Company cannot predict the outcome of these legal proceedings or estimate the possible effects on the financial condition or results of operations of the Company.

        Adelphia's Lawsuit Against Deloitte.    On November 6, 2002, Adelphia sued Deloitte & Touche LLC ("Deloitte"), Adelphia's former independent auditors, in the Court of Common Pleas for Philadelphia County. The lawsuit seeks damages against Deloitte based on Deloitte's alleged failure to conduct an audit in compliance with generally accepted auditing standards, and for providing an opinion that Adelphia's financial statements conformed with GAAP when Deloitte allegedly knew or should have known that they did not conform. The complaint further alleges that Deloitte knew or should have known of alleged misconduct and misappropriation by the Rigas Family, and other alleged acts of self-dealing, but failed to report these alleged misdeeds to the Board or others who could have and would have stopped the Rigas Family's misconduct. The complaint raises claims of professional negligence, breach of contract, aiding and abetting breach of fiduciary duty, fraud, negligent misrepresentation and contribution.

        Deloitte filed preliminary objections seeking to dismiss the complaint, which were overruled by the court by order dated June 11, 2003. On September 15, 2003, Deloitte filed an answer, a new matter and various counterclaims in response to the complaint. In its counterclaims, Deloitte asserted causes of action against Adelphia for breach of contract, fraud, negligent misrepresentation and contribution. Also on September 15, 2003, Deloitte filed a related complaint naming as additional defendants John J. Rigas, Timothy J. Rigas, Michael J. Rigas, and James P. Rigas. In this complaint, Deloitte alleges causes of action for fraud, negligent misrepresentation and contribution. The Rigas defendants, in turn, have claimed a right to contribution and/or indemnity from Adelphia for any damages Deloitte may recover against the Rigas defendants. On January 9, 2004, Adelphia answered Deloitte's counterclaims. Deloitte moved to stay discovery in this action until completion of the Rigas Criminal Action, which Adelphia opposed. Following the motion, discovery was effectively stayed for 60 days but has now commenced. Deloitte and Adelphia have exchanged documents and have begun substantive discovery. On June 9, 2005, the court entered a case management order stating that (i) all discovery shall be completed by December 5, 2005 and (ii) the case be ready for trial by April 3, 2006.

        The Company cannot predict the outcome of these legal proceedings or estimate the possible effects on the financial condition or results of operations of the Company.

        Series E and F Preferred Stock Conversion Postponements.    On October 29, 2004, Adelphia filed a motion to postpone the conversion of Adelphia's Series E Preferred Stock into shares of Class A Common Stock from November 15, 2004 to February 1, 2005, to the extent such conversion was not already stayed by the Debtors' bankruptcy filing, in order to protect the Debtors' NOL carryovers. On November 18, 2004, the Bankruptcy Court entered an order approving the postponement effective November 14, 2004.

        Adelphia has subsequently entered into several stipulations further postponing, to the extent applicable, the conversion date of the Series E Preferred Stock. Adelphia has also entered into several stipulations postponing, to the extent applicable, the conversion date of the Series F Preferred Stock which was initially convertible into shares of Class A Common Stock on February 1, 2005.

        EPA Self Disclosure and Audit.    On June 2, 2004, the Company orally self-disclosed potential violations of environmental laws to the United States Environmental Protection Agency ("EPA") pursuant to EPA's Audit Policy, and notified EPA that it intended to conduct an audit of its operations to identify and correct any such violations. The potential violations primarily concern reporting and recordkeeping requirements arising from the Company's storage and use of petroleum and batteries to provide backup power for its cable operations. This matter is at an early stage, but based on current facts, the Company does not anticipate that this matter will have a material adverse effect on the Company's results of operations or financial condition.

        Other.    The Company is subject to various other legal proceedings and claims which arise in the ordinary course of business. Management believes, based on information currently available, that the amount of ultimate liability, if any, with respect to any of these other actions will not materially affect the Company's financial position or results of operations.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note 18: Other Financial Information

Supplemental Cash Flow Information

        The table below sets forth the Company's supplemental cash flow information (amounts in thousands):

	December 31,
	2004	2003	2002
Cash paid for interest	$392,053	$379,423	$660,801
Capitalized interest	$(10,401)	$(21,643)	$(37,010)
Cash paid for income taxes	$100	$461	$175

        Significant non-cash investing and financing activities are summarized in the table below. There were no significant non-cash transactions in 2003. The summarized information in the table should be read in conjunction with the more detailed information included in the referenced Notes (amounts in thousands):

	Year ended December 31,
	2004	2002
Net property and equipment distributed to TelCove in the Global Settlement (Note 7)	$37,144	—
Net assets of entities acquired in exchange for issuance of Class A Common Stock (Note 8)	$—	46,470
Purchase of Adelphia 3.25% Notes by Other Rigas Entities (Note 6)	$—	393,569
Increase in additional paid-in capital due to TelCove Spin-off (Note 7)	$—	1,346,500
Assets acquired under capital leases	$—	11,244

Cost and Other Investments

        The Company's investments in available-for-sale securities, common stock and other cost investments aggregated $3,569,000 and $8,188,000 at December 31, 2004 and 2003, respectively and are included in other noncurrent assets, net in the accompanying consolidated balance sheets.

        The fair value of the Company's available-for-sale equity securities and the related unrealized holding gains and losses are summarized below. Such unrealized gains and losses are included as a component of accumulated other comprehensive loss, net in the accompanying consolidated balance sheets (amounts in thousands):

	December 31,
	2004	2003	2002
Fair value	$1,966	$2,159	$739
Gross unrealized holding gains	$1,388	$1,495	$15
Gross unrealized holding losses	$(7)	$(7)	$—

        The Company recognized impairment losses as a result of other-than-temporary declines in the fair value of the Company's investments in available-for-sale securities, common stock and other cost investments of $3,801,000, $8,544,000 and $6,531,000 in 2004, 2003 and 2002, respectively. The Company recognized gains (losses) of $292,000, $3,574,000 and ($4,077,000) in 2004, 2003 and 2002, respectively, related to the sale of cost and other investments. Such impairments and gains (losses) are reflected in other expense, net in the accompanying consolidated statements of operations.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Accrued Liabilities

        The details of accrued liabilities are set forth below (amounts in thousands):

	December 31,
	2004	2003
Programming costs	$106,511	$82,100
Interest	67,671	29,642
Payroll	62,591	46,868
Franchise fees	58,178	53,653
Other	240,973	199,808

Total	$535,924	$412,071

Accumulated other comprehensive loss

        Accumulated other comprehensive loss, net included in the Company's consolidated balance sheets and consolidated statements of stockholders' equity reflect the aggregate of foreign currency translation adjustments and unrealized holding gains and losses on securities. The change in the components of accumulated other comprehensive income (loss), net of taxes, is set forth below (amounts in thousands):

	Foreign currency translation adjustments	Unrealized gains (losses) on securities	Total
Balance at January 1, 2002	$(8,453)	$(242)	$(8,695)
Other comprehensive income (loss)	(10,310)	251	(10,059)

Balance at December 31, 2002	(18,763)	9	(18,754)
Other comprehensive income	8,193	881	9,074

Balance at December 31, 2003	(10,570)	890	(9,680)
Other comprehensive loss	(1,821)	(64)	(1,885)

Balance at December 31, 2004	$(12,391)	$826	$(11,565)

Transactions With Other Officers and Directors

        In a letter agreement between Adelphia and FPL Group, Inc. ("FPL Group") dated January 21, 1999, Adelphia agreed to (i) repurchase 20,000 shares of Series C Preferred Stock and 1,091,524 shares of Class A Common Stock owned by Telesat Cablevision, Inc., a subsidiary of FPL Group ("Telesat") and (ii) transfer all of the outstanding common stock of West Boca Security, Inc. ("WB Security"), a subsidiary of Olympus Communications, L.P. ("Olympus"), to FPL Group in exchange for FPL Group's 50% voting interest and 1/3 economic interest in Olympus. The Company owned the economic and voting interests in Olympus that were not then owned by FPL Group. At the time this agreement was entered into, Dennis Coyle, then a member of the Adelphia Board of Directors, was the General Counsel and Secretary of FPL Group. WB Security was a subsidiary of Olympus and WB Security's sole asset was a $108,000,000 note receivable (the "WB Note") from a subsidiary of Olympus that was secured by the FPL Group's ownership interest in Olympus and due September 1, 2004. On January 29, 1999, Adelphia purchased all of the aforementioned shares of Series C Preferred Stock and Class A Common Stock described above from Telesat for aggregate cash consideration of $149,213,000, and on October 1, 1999, the Company acquired FPL Group's interest in Olympus in exchange for all of the outstanding common stock of WB Security. The acquired shares of Class A Common Stock are presented as treasury stock in the accompanying consolidated balance sheets. The acquired shares of Series C Preferred Stock were returned to their original status of authorized but unissued. On June 24, 2004, the Creditors' Committee filed an adversary proceeding in the Bankruptcy Court,

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

among other things, to avoid, recover and preserve the cash paid by Adelphia pursuant to the repurchase of its Series C Preferred Stock and Class A Common Stock together with all interest paid with respect to such repurchase. A hearing date relating to such adversary proceeding has not yet been set. Interest on the WB Note is calculated at a rate of 6% per annum (or after default at a variable rate of LIBOR plus 5%). FPL Group has the right, upon at least 60 days prior written notice, to require repayment of the principal and accrued interest on the WB Note on or after July 1, 2002. As of December 31, 2004 and 2003, the aggregate principal and interest due to the FPL Group pursuant to the WB Note was $127,537,000. The Company has not accrued interest on the WB Note for periods subsequent to the Petition Date. To date, the Company has not yet received a notice from FPL Group requiring the repayment of the WB Note.

        From May 2002 until July 2003, the Company engaged Conway, Del Genio, Gries & Co., LLC ("CDGC") to provide certain restructuring services pursuant to an engagement letter dated May 21, 2002 (the "Conway Engagement Letter"). During that time, Ronald F. Stengel, Adelphia's former and interim Chief Operating Officer and Chief Restructuring Officer, was a Senior Managing Director of CDGC. The Conway Engagement Letter provided for Mr. Stengel's services to Adelphia while remaining a full-time employee of CDGC. In addition, other employees of CDGC were assigned to assist Mr. Stengel in connection with the Conway Engagement Letter. Pursuant to the Conway Engagement Letter, the Company paid CDGC a total of $4,298,000 for its services in 2002 and, $2,827,000 for its services in 2003 (which includes the services of Mr. Stengel). The Company also paid CDGC a total of $173,000 in 2002 and $104,000 in 2003 for reimbursement of CDGC's out-of pocket expenses incurred in connection with the engagement. These amounts are included in reorganization expenses due to bankruptcy in the accompanying consolidated statements of operations.

Sale of Security Monitoring Business

        In November 2004, the Company entered into an asset purchase agreement to sell its security monitoring business in Pennsylvania, Florida and New York for approximately $38,000,000. Pursuant to the bidding procedures order filed with the Bankruptcy Court on November 22, 2004, qualified bidders had the opportunity to submit higher or otherwise better offers with a bid deadline of January 17, 2005. The Company received a better offer within the bid deadline and, as a result, conducted an auction for the sale of the security monitoring business on January 21, 2005. The sale of the security monitoring business to the winning bidder was approved by the Bankruptcy Court on January 28, 2005. On February 28, 2005, the transaction closed based on a preliminary adjusted purchase price of $40,200,000.

Note 19: Quarterly Financial Information (unaudited) (amounts in thousands, except per share amounts)

	Quarter Ended 2004
	March 31	June 30	September 30	December 31
Revenue	$1,007,330	$1,036,470	$1,041,366	$1,058,222
Operating income (loss)	$(42,981)	$(28,346)	$(107,961)	$14,284
Loss from continuing operations before cumulative effects of accounting changes(1)	$(503,442)	$(168,147)	$(260,797)	$(126,287)
Gain (loss) from discontinued operations	$499	$(1,070)	$—	$—
Loss before cumulative effects of accounting changes	$(502,943)	$(169,217)	$(260,797)	$(126,287)
Cumulative effects of accounting changes(2)	$(851,629)	$—	$—	$—
Net loss	$(1,354,572)	$(169,217)	$(260,797)	$(126,287)
Basic and diluted loss per weighted average share of common stock:
From continuing operations before cumulative effect of accounting change	$(1.99)	$(0.67)	$(1.04)	$(0.50)
Cumulative effects of accounting changes	$(3.36)	$—	$—	$—
Net loss applicable to common stockholders	$(5.35)	$(0.67)	$(1.04)	$(0.50)

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

	Quarter Ended 2003
	March 31	June 30	September 30	December 31
Revenue	$841,573	$886,467	$901,334	$939,643
Operating loss	$(41,000)	$(7,691)	$(20,501)	$(79,297)
Loss from continuing operations before cumulative effect of accounting change	$(174,880)	$(136,410)	$(173,016)	$(240,354)
Loss from discontinued operations	$(4,245)	$(4,948)	$(4,154)	$(94,605)
Loss before cumulative effect of accounting change	$(179,125)	$(141,358)	$(177,170)	$(334,959)
Net loss(3)	$(179,125)	$(141,358)	$(177,170)	$(334,959)
Basic and diluted loss per weighted average share of common stock:
From continuing operations before cumulative effect of accounting change	$(0.69)	$(0.54)	$(0.70)	$(0.95)
Loss from discontinued operations	$(0.02)	$(0.02)	$(0.01)	$(0.38)
Net loss applicable to common stockholders	$(0.71)	$(0.56)	$(0.71)	$(1.33)

(1)
The Company recorded a $425,000,000 charge during the quarter ended March 31, 2004 related to the Government Settlement Agreements.

(2)
As a result of the consolidation of the Rigas Co-Borrowing Entities, the Company recorded a $588,782,000 charge as a cumulative effect of a change in accounting principle during the quarter ended March 31, 2004. The application of the new amortization method to customer relationships acquired prior to 2004 resulted in an additional charge of $262,847,000 which has been reflected as a cumulative effect of a change in accounting principle.

(3)
The Company recorded a $97,902,000 charge related to the Global Settlement with TelCove during the quarter ended December 31, 2003. This charge has been included in discontinued operations in the consolidated statement of operations.

SUPPLEMENTAL FINANCIAL SCHEDULES

ADELPHIA COMMUNICATIONS CORPORATION
(Debtors-In-Possession)
SCHEDULE I
CONDENSED BALANCE SHEETS (Parent Company Only)
(amounts in thousands)

	December 31,
	2004	2003
ASSETS
Investments in and advances to consolidated subsidiaries, net	$—	$390,737

Total assets	$—	$390,737

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Obligation to fund losses of investments in and advances to consolidated subsidiaries	$327,713	$—

Total current liabilities	327,713	—
Liabilities subject to compromise	7,888,113	7,465,411

Total liabilities	8,215,826	7,465,411

Stockholders' deficit:
Series preferred stock	397	397
Class A Common Stock, $.01 par value, 1,200,000,000 shares authorized, 229,787,271 and 229,787,271 shares issued, respectively; 228,692,414 and 228,692,414 shares outstanding, respectively	2,297	2,297
Convertible Class B Common Stock, $.01 par value, 300,000,000 shares authorized, 25,055,365 shares issued and outstanding	251	251
Additional paid-in capital	12,071,165	12,071,165
Accumulated other comprehensive loss, net	(11,565)	(9,680)
Accumulated deficit	(20,221,691)	(18,310,818)
Treasury stock, at cost, 1,094,857 shares of Class A Common Stock	(27,937)	(27,937)

	(8,187,083)	(6,274,325)
Amounts due from the Rigas Family and Rigas Family Entities, net	(28,743)	(800,349)

Total stockholders' deficit	(8,215,826)	(7,074,674)

Total liabilities and stockholders' deficit	$—	$390,737

ADELPHIA COMMUNICATIONS CORPORATION
(Debtors-In-Possession)
SCHEDULE I
CONDENSED STATEMENTS OF OPERATIONS (Parent Company Only)
(amounts in thousands)

	Year ended December 31,
	2004	2003	2002
Expenses:
Interest expense	$—	$—	$276,019
Other expense, net	425,000	—	175,875

Total expenses	425,000	—	451,894
Share of losses of consolidated subsidiaries, net	(1,485,873)	(832,612)	(6,736,934)

Net loss	(1,910,873)	(832,612)	(7,188,828)
Dividend requirements applicable to preferred stock (contractual dividends were $120,125, $120,125 and $117,279 during 2004, 2003 and 2002, respectively)
Third party	—	—	(55,551)
Beneficial conversion feature	(8,007)	(7,317)	(3,512)

Net loss applicable to common stockholders	$(1,918,880)	$(839,929)	$(7,247,891)

ADELPHIA COMMUNICATIONS CORPORATION
(Debtors-In-Possession)
SCHEDULE I
CONDENSED STATEMENTS OF CASH FLOWS (Parent Company Only)
(amounts in thousands)

	Year ended December 31,
	2004	2003	2002
Operating Activities:
Net loss	$(1,910,873)	$(832,612)	$(7,188,828)
Adjustments to reconcile net loss to net cash used in operating activities:
Share of losses of consolidated subsidiaries, net	1,485,873	832,612	6,736,934
Provision for government settlement	425,000	—	175,000
Amortization of deferred financing costs	—	—	1,000
Change in accrued liabilities	—	—	56,225

Net cash used in operating activities	—	—	(219,669)
Investing Activities:
Investment in and advances to consolidated subsidiaries, net	—	—	(1,301,818)

Net cash used in investing activities	—	—	(1,301,818)
Financing Activities:
Issuance of Class A Common Stock, net of issuance costs	—	—	1,007,410
Issuance of Series F Preferred Stock, net of issuance costs	—	—	557,848
Payment of preferred stock dividends	—	—	(43,771)

Net cash provided by financing activities	—	—	1,521,487

Increase in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of year	—	—	—

Cash and cash equivalents at end of year	$—	$—	$—

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-in-Possession)
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2004, 2003 and 2002
(Dollars in thousands)

	Balance at beginning of period	Additions/ charges to costs and expenses	Deductions(1)	Adjustments(2)	Balance at end of period
For the year ended December 31, 2004:
Allowance for doubtful accounts	$40,108	$67,387	$(70,962)	$1,421	$37,954
Valuation allowance for deferred tax assets	4,275,754	438,602	—	1,247	4,715,603
For the year ended December 31, 2003:
Allowance for doubtful accounts	$26,957	$56,395	$(43,244)	$—	$40,108
Valuation allowance for deferred tax assets	3,984,586	291,168	—	—	4,275,754
For the year ended December 31, 2002:
Allowance for doubtful accounts	$104,452	$60,573	$(66,178)	$(71,890)	$26,957
Valuation allowance for deferred tax assets	2,402,540	2,420,622	—	(838,576)	3,984,586

(1)
Represents amounts written off as uncollectible, net of recoveries.

(2)
The 2004 amount represents the impact of the consolidation of the Rigas Co-Borrowing Entities (see Note 5). The 2002 adjustment reflected in the allowance for doubtful accounts represents the impact of the TelCove Spin-off (see Note 7).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A. CONTROLS AND PROCEDURES

EVA LUATION OF DISCLOSURE CONTROLS AND PROCEDURES

        The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our CEO, CFO and CAO, as appropriate, to allow timely decisions regarding required financial disclosure.

        Our management, under the supervision and with the participation of our CEO, CFO and CAO, has completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the fiscal year ended December 31, 2004. Based on our evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, which included consideration of the material weaknesses described below and our inability to file this Annual Report on Form 10-K within the statutory time period, our management, including our CEO, CFO and CAO, concluded that as of December 31, 2004, the Company's disclosure controls and procedures were not effective. In light of the material weaknesses, we performed additional analyses and other post-closing procedures to ensure the consolidated financial statements were prepared in accordance with GAAP. Accordingly, we believe that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, the Company's financial position, results of operations and cash flows for the periods presented.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company's CEO and CFO and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The process includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures of the Company are being made only in accordance with the authorization of management and the Board of Directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions.

        Our management, under the supervision and with the participation of our CEO, CFO and CAO, has completed an evaluation of the effectiveness of the design and operation of the Company's internal control over financial reporting as of December 31, 2004. In assessing the Company's internal control over financial reporting, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

        Pursuant to the auditing and related professional practice standards of the Public Company Accounting Oversight Board and the rules of the SEC, a "control deficiency" exists when the design or operation of an internal control over financial reporting does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A "material weakness" is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2004, we identified the following material weaknesses in the Company's internal control over financial reporting.

Access to Financial Applications and Data

        The Company did not maintain effective controls over access to financial applications and data, including financial applications and data related to property and equipment, general ledger and financial reporting. Specifically, ineffective controls included unrestricted access for information technology and accounting personnel to programs and data, the lack of periodic, independent review and monitoring of such access, and a lack of policies and procedures that govern security and access. This control deficiency did not result in adjustments to the annual or interim financial statements. The existence of this control deficiency could result in a material misstatement of our annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.

Property and Equipment Accounting

        The Company did not maintain effective controls over the accounting for property and equipment. Specifically, the Company had (i) ineffective controls over its quarterly physical inventory of construction materials, repair and maintenance supplies and customer premise equipment, including lack of effective inventory count tag control, ineffective or inaccurate inventory counts, and instances of non-compliance with the Company's policy regarding the conduct of physical inventories, (ii) ineffective controls over the commencement of depreciation expense for capital assets placed in service, (iii) ineffective controls over the appropriate review and approval of contractor work and materials used in connection with capital projects, and (iv) inconsistent application of its limits of authority policy pursuant to which contractual or other payment obligations associated with capital projects are approved. These control deficiencies resulted in immaterial audit adjustments to the annual and interim financial statements. The existence of these control deficiencies could result in the misstatement of property and equipment, depreciation expense as well as repair and maintenance expense that could result in a material misstatement of our annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that these control deficiencies, in the aggregate, constitute a material weakness.

Period-End Financial Reporting Process

        The Company did not maintain effective controls over its period-end financial reporting process. Specifically, the Company had (i) ineffective controls over the documentation, authorization and review of journal entries, (ii) ineffective controls to ensure the accuracy of and restricted access to spreadsheets used to support journal entries reflected in our general ledger and in our financial reporting process, and (iii) ineffective controls to ensure the completeness of certain general ledger account reconciliations conducted in connection with the period-end financial reporting process. These control deficiencies resulted in immaterial audit adjustments to the annual and interim financial statements. These control deficiencies could result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management has concluded that these control deficiencies, in the aggregate, constitute a material weakness.

        Because of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004 based on the criteria established in Internal Control—Integrated Framework issued by the COSO.

        Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears elsewhere in this Annual Report on Form 10-K.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

        In connection with our evaluation of the effectiveness of the Company's internal control over financial reporting at December 31, 2004, we have taken a number of steps that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

        Throughout 2004, the Company, assisted by significant outside resources that supplemented our accounting and internal audit functions, carried out documentation and testing of the Company's internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002 and Audit Standard No. 2 as promulgated by the Public Company Accounting Oversight Board. During this documentation and testing process, we preliminarily identified a substantial number of internal control deficiencies, including, to the extent they still existed, the material weaknesses and/or reportable conditions discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003. As part of our Sarbanes-Oxley Section 404 efforts, we reviewed these deficiencies, including identification of those that relate to key internal controls over financial reporting, and determined the level of significance of each such key deficiency. As of the filing of this Annual Report, we have successfully remediated a portion of these control deficiencies. We will continue our efforts to remediate internal control deficiencies identified as part of management's assessment of internal control over financial reporting for 2004, including the material weaknesses described above. Following is a discussion of specific changes that we have made in the Company's internal control over financial reporting relating to the material weaknesses described above.

        With respect to the access to financial applications and data material weakness described above, subsequent to December 31, 2004, we have substantially completed our remediation efforts. We have implemented controls, including policies and procedures that govern security and access to our IT systems, programs and data, including those supporting our financial data relating to property and equipment and our general ledger and financial reporting applications. In addition, all employees are currently required to complete training and acknowledge an understanding of the Company's Code of Business Conduct and Ethics, which addresses proper use of Company assets, including requirements for security/access controls.

        With respect to the property and equipment accounting material weakness described above, subsequent to December 31, 2004, we have continued our remediation efforts. In December 2004, the Company's limits of authority policy was updated and communicated to all employees. In April 2005, through the execution of the Company's physical inventory procedures, we completed an accurate physical inventory of our construction materials, repair and maintenance supplies and customer premise equipment. In addition, during 2005, policies and procedures have been implemented to improve controls over capital projects. We will continue to monitor and test our property and equipment processes throughout the remainder of 2005 and will determine if additional remediation efforts are required.

        With respect to the period-end financial reporting process material weakness described above, subsequent to December 31, 2004, we have substantially completed our remediation efforts. Controls have been implemented to ensure that all journal entries recorded in the Company's general ledger have adequate supporting documentation and are appropriately reviewed and approved prior to being recorded in the general ledger. In addition, all general ledger accounts have been assigned to specific accounting personnel who are accountable for ensuring that the general ledger accounts are reconciled and reviewed on a timely basis and that adequate supporting documentation is maintained for general ledger accounts. We are also in the process of completing an inventory of all spreadsheets used in our financial reporting process and implementing internal controls over spreadsheets, including requiring data integrity, version controls and restricted access.

        We continue to dedicate substantial resources to this effort and believe that we have made considerable progress in establishing effective internal control over financial reporting. However, our management is unable to provide assurance as to when we and our independent registered public accountants will be able to determine that the Company's internal control over financial reporting is effective.

ITEM 9B. OTHER INFORMATION

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

CURRENT EXECUTIVE OFFICERS AND DIRECTORS

        Our current executive officers and directors and their respective ages (as of June 30, 2005) are as follows:

Name	Age	Position
William T. Schleyer	54	Chairman and CEO
Ron Cooper	48	President and COO
Vanessa A. Wittman	38	Executive Vice President and CFO
Brad M. Sonnenberg	50	Executive Vice President, General Counsel and Secretary
Scott D. Macdonald	43	SVP and CAO
David R. Brunick	43	SVP—Human Resources
Jack A. Olson	50	SVP—Media Services
Joseph W. Bagan	40	SVP—Southeast Region
Paula J. Trustdorf	58	SVP—Central Region
Lee A. Perron	51	SVP—California Region
Robert G. Wahl	63	SVP—Northeast Region
Steven M. Delgado	47	SVP—Western Region
E. Thayer Bigelow, Jr.	63	Director
Rodney W. Cornelius	55	Director
Anthony T. Kronman	60	Director
Philip R. Lochner, Jr.	62	Director
Susan Ness	56	Director
Kenneth L. Wolfe	66	Director

        Below is information, including biographical information, about our current executive officers and directors.

        William T. Schleyer has served as our Chairman and CEO since March 2003. Prior to joining Adelphia, from October 2001 to November 2002, Mr. Schleyer was President and CEO of AT&T Broadband, which provided cable video, HSI access and telephony service to more than 13 million homes across the United States. AT&T Broadband merged with Comcast Corporation in November 2002. Prior to joining AT&T Broadband, from February 2000 to October 2001, Mr. Schleyer was a principal in Pilot House Ventures Group, LLC, a venture capital company based in Boston. Mr. Schleyer also previously served as President and COO of MediaOne, the broadband services arm of U S WEST Media Group from November 1996 to October 1997. He also was President and COO of Continental Cablevision, Inc. before the company's merger with U S WEST in 1996. Mr. Schleyer serves on the board of directors for the National Cable Television Association, CableLabs, Inc., C-SPAN and Rogers Communications, Inc.

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

        Jack A. Olson has served as our SVP—Media Services since April 2003. Mr. Olson joined Adelphia in 1980. He has held a series of management and marketing positions with the Company, including Regional Sales and Marketing Director for Michigan, Ohio, New York and Virginia from October 1985 to July 1989, Corporate Director of Advertising from July 1989 to January 1996 and Vice President of Media Development from January 1996 to March 2003.

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

        Paula J. Trustdorf has served as our SVP—Central Region since September 2003. Ms. Trustdorf has more than 13 years of experience in the cable industry. Prior to joining Adelphia, from June 2000 to March 2003, Ms. Trustdorf was a SVP at AT&T Broadband, responsible for its Dallas Region. Prior to her role at AT&T Broadband, Ms. Trustdorf was Regional Vice President, Operations—Northwest Division at TCI of Colorado, Inc. from February 1998 to June 2000.

        Lee A. Perron has served as our SVP—California Region since April 2003. Mr. Perron has 22 years experience in the cable television industry. Mr. Perron joined Adelphia in October 1999 in connection with Adelphia's acquisition of Century, and he served as Vice President, Corporate Affairs from January 2000 to March 2003. Mr. Perron held several management positions with Adelphia prior to being appointed to his current position, including Vice President, Corporate Affairs from October 1999 to March 2002 and Regional Vice President from March 2002 to April 2003. Prior to his employment with the Company, Mr. Perron held various management positions at Tele-Communications, Inc., serving as that company's Regional Vice President, West Division from 1997 until 1998.

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

        Steven M. Delgado has served as our SVP—Western Region since September 2003. Mr. Delgado joined Adelphia in October 1999 as Regional Vice President in connection with Adelphia's acquisition of Century. From 1997 to October 1999, Mr. Delgado served as Vice President at Century, where he managed its Western Region. Mr. Delgado is a 20-year veteran of the cable industry, and has worked in the areas of advertising sales, direct sales, telemarketing, marketing, programming and operations.

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

        Rodney W. Cornelius was appointed a director by the Board effective October 2002. Mr. Cornelius, a 20-year veteran of the cable industry, is currently an investor focusing on private and public markets as well as venture capital. In 1997, Mr. Cornelius co-founded and was an investor in Renaissance Cable, which owned and operated cable systems, and served as its Vice Chairman until 1999 when it was sold to Charter Communications. In 1983, Mr. Cornelius was employed by and held a minority interest in Cablevision Industries, Inc., which at the time, owned and operated cable systems serving approximately 100,000 subscribers. Mr. Cornelius held various executive positions including CFO, COO and Vice Chairman of the Board until 1996 when the company, then having approximately 1.5 million subscribers, was sold to Time Warner, Inc. Prior to 1983, Mr. Cornelius was a Certified Public Accountant.

        Anthony T. Kronman was appointed a director by the Board effective October 2002 and was appointed Lead Director on December 5, 2003. Professor Kronman is a member of the Corporate Governance and Nominating Committee of the Board. Professor Kronman is Sterling Professor of Law at Yale Law School and was the dean of the school from 1994 until his deanship concluded on July 1, 2004.

        Philip R. Lochner, Jr. was appointed a director by the Board effective May 2003. Mr. Lochner is a member of the Compensation Committee and Chairman of the Corporate Governance and Nominating Committee of the Board. Mr. Lochner serves on the boards of directors of Apria Healthcare Group Inc., CMS Energy, GTech Holdings, Inc., Clarcor Inc. and Solutia Inc. Mr. Lochner served as SVP and Chief Administrative Officer of Time Warner, Inc. from July 1991 to June 1998. Previously, Mr. Lochner served as a Commissioner on the United States Securities and Exchange Commission from March 1990 to July 1991.

        Susan Ness was appointed a director by the Board effective May 2003. Ms. Ness is a member of the Audit and Corporate Governance and Nominating Committees of the Board. Since August 2005, Ms. Ness has served as the President and Chief Executive Officer of the Women's Radio Network, LLC, formed to produce and syndicate talk radio for women. Since 2001, Ms. Ness has been a business consultant to communications companies. Ms. Ness was Distinguished Visiting Professor of Communication at the Annenberg School for Communication (University of Pennsylvania) and Director of Information and Society of the Annenberg Policy Center for the 2001-2002 academic year. Ms. Ness was a Commissioner of the Federal Communications Commission from 1994 to 2001. Prior to joining the Federal Communications Commission, Ms. Ness was a vice president of American Security Bank and was the group head for lending to communications companies. She also was Assistant General Counsel to the Banking, Currency and Housing Committee of the United States House of Representatives during the mid-1970s. Ms. Ness serves on the boards of directors of LCC International, Inc. and the Library of American Broadcasting Foundation.

        Kenneth L. Wolfe was appointed a director by the Board effective August 2003. Mr. Wolfe is Chairman of the Audit Committee of the Board. Mr. Wolfe served as the Chairman and CEO of Hershey Foods Corporation, a food products manufacturing firm, from 1994 until his retirement in December 2001. He joined that company in 1967 and held various executive positions before being appointed Vice President and CFO in 1981. In 1984, Mr. Wolfe was named SVP. From 1985 to 1993, he was President and COO. Mr. Wolfe serves on the board of directors of Bausch & Lomb, Inc. and Revlon, Inc., and is a member of the Board of Trustees of Fidelity Funds.

        There are no family relationships among the current executive officers and directors of the Company. Ms. Wittman was serving as an executive officer at 360networks when it filed for protection under Chapter 11 in June 2001.

        Each director named above holds such office until the next annual meeting of stockholders and until his or her successor is elected and qualified or until his death, resignation or removal.

Identification of Audit Committee/Audit Committee Financial Expert

        Adelphia has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee, which has a written charter approved by the Board, consists of three directors: Kenneth L. Wolfe, Chairman, E. Thayer Bigelow, Jr. and Susan Ness. Each member of the Audit Committee is independent and able to read and understand fundamental financial statements as defined in the listing standards of Nasdaq and applicable SEC regulations. The Board has determined that Mr. Wolfe is an audit committee financial expert within the meaning of Item 401(h) of Regulation S-K under the Securities Act.

Code of Business Conduct and Ethics

        Adelphia adopted its Code of Ethics in April 2003 and amended its Code of Ethics in May 2005. See Item 1, "Business—Corporate Governance—Code of Business Conduct and Ethics."

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires directors, executive officers and persons who own more than 10% of the Class A Common Stock, to file with the SEC initial reports of ownership and reports of changes in ownership of Adelphia's equity securities. Directors, executive officers and greater than 10% stockholders are required by SEC regulations to provide us with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such reports furnished to us and written representations from our executive officers and directors, during and for the year 2004, all Section 16(a) filing requirements applicable to our executive officers and directors were complied with. In addition, based solely on our review of the copies of Section 16(a) reports furnished to us, the following greater than 10% stockholders did not file Forms 5 for the year 2004: John J. Rigas, Michael J. Rigas, Timothy J. Rigas, James P. Rigas, Ellen Rigas Venetis and Highland, a Rigas Family Entity. We are unable to determine whether such filings were required under Section 16(a) because we do not have access to, and those individuals have not provided us with, the necessary information to make such a determination.

ITEM 11.    EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

        The following table sets forth for the periods indicated information regarding the compensation earned by or paid to our current CEO, the four other most highly compensated executive officers serving as of December 31, 2004 (collectively referred to herein as the "Named Executive Officers"):

Summary Compensation Table

	Annual Compensation
Name and Principal Position	Year	Salary ($)		Bonus ($)		Other Annual Compensation ($)		All Other Compensation ($)
William T. Schleyer(1) Chairman and CEO	2004 2003	1,275,000 1,384,387	(3)	1,716,536 1,489,848	(2) (4)
Ron Cooper(1) President and COO	2004 2003	850,000 916,526	(6)	1,143,162 992,290	(5) (7)			750	(8)
Vanessa A. Wittman(1) Executive Vice President and CFO	2004 2003	485,962 356,610	(10)	1,178,202 1,570,322	(9) (11)	111,921	(12)
Brad M. Sonnenberg(1) Executive Vice President, General Counsel and Secretary	2004 2003	264,385 115,000	(15)	597,892 380,303	(13) (16)	66,784 124,187	(14) (17)	2,505	(8)
Joseph W. Bagan(1) SVP-Southeast Region	2004 2003	257,308 217,154		539,500 632,729	(18) (20)	81,590	(19)	5,538 750	(8) (8)

(1)
Messrs. Schleyer and Cooper joined Adelphia in January 2003, Ms. Wittman and Mr. Bagan joined Adelphia in March 2003, and Mr. Sonnenberg joined Adelphia in July 2003.

(2)
Amount includes the 2004 portion of Mr. Schleyer's signing bonus equal to $609,836 and incentive bonus paid pursuant to the Company's short-term incentive plan (the "STIP") of $1,106,700. See Item 11, "Executive Compensation—Non-Equity Based Plans and Agreements Maintained by the Company—Short-Term Incentive Plan."

(3)
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

(4)
Amount includes the 2003 portion of Mr. Schleyer's signing bonus equal to $480,328 and incentive bonus paid pursuant to the STIP of $1,009,521. See Item 11, "Executive Compensation—Non-Equity Based Plans and Agreements Maintained by the Company—Short-Term Incentive Plan."

(5)
Amount includes the 2004 portion of Mr. Cooper's signing bonus equal to $405,362 and incentive bonus paid pursuant to the STIP of $737,800. See Item 11, "Executive Compensation—Non-Equity Based Plans and Agreements Maintained by the Company—Short-Term Incentive Plan."

(6)
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

(7)
Amount includes the 2003 portion of Mr. Cooper's signing bonus equal to $319,277 and incentive bonus paid pursuant to the STIP of $673,014. See Item 11, "Executive Compensation—Non-Equity Based Plans and Agreements Maintained by the Company—Short-Term Incentive Plan."

(8)
Amount represents matching contributions under Adelphia's 401(k) plan.

(9)
Amount includes an incentive bonus paid pursuant to the STIP of $337,452 and an award pursuant to the Amended and Restated Adelphia Communications Corporation Performance Retention Plan (the "PRP") of $840,750. Pursuant to the terms of the PRP, the $840,750 award has not yet been paid. Unless vesting is accelerated in connection with the consummation of a restructuring (as defined in the PRP), the award generally vests in 36 equal monthly installments commencing in January 2005. See Item 11, "Executive Compensation—Non-Equity Based Plans and Agreements Maintained by the Company—Short-Term Incentive Plan" and Item 12, "Beneficial Ownership of Securities—Amended and Restated Adelphia Communications Corporation Performance Retention Plan."

(10)
Amount represents the pro rata portion of Ms. Wittman's annual salary of $475,000 for her services on and after March 31, 2003.

(11)
Amount includes a one-time signing bonus of $250,000, incentive bonus paid pursuant to the STIP of $340,634 and an award pursuant to the PRP of $979,688. Unless vesting is accelerated in connection with the consummation of a restructuring (as defined in the PRP), the award generally vests in 36 equal monthly installments commencing in April 2004. Pursuant to the terms of the PRP, $163,281 of the $979,688 award was paid in April 2005. See Item 11, "Executive Compensation—Non-Equity Based Plans and Agreements Maintained by the Company—Short-Term Incentive Plan" and Item 12, "Beneficial Ownership of Securities—Amended and Restated Adelphia Communications Corporation Performance Retention Plan."

(12)
Amount represents the payment of relocation expenses incurred by Ms. Wittman (including related estimated tax gross up of $996).

(13)
Amount includes an incentive bonus paid pursuant to the STIP of $137,692 and an award pursuant to the PRP of $460,200. Pursuant to the terms of the PRP, the $460,200 award has not yet been paid. Unless vesting is accelerated in connection with the consummation of a restructuring (as defined in the PRP), the award generally vests in 36 equal monthly installments commencing in January 2005. See Item 11, "Executive Compensation—Non-Equity Based Plans and Agreements Maintained by the Company—Short-Term Incentive Plan" and Item 12, "Beneficial Ownership of Securities—Amended and Restated Adelphia Communications Corporation Performance Retention Plan."

(14)
Amount includes the payment of the following expenses incurred by Mr. Sonnenberg: (1) relocation expenses of $7,503, (2) rental costs for an apartment in Denver of $38,867, and (3) related estimated tax gross up of $20,414.

(15)
Amount represents the pro rata portion of Mr. Sonnenberg's annual salary of $260,000 for his services on and after July 21, 2003.

(16)
Amount includes an incentive bonus paid pursuant to the STIP of $82,386 and an award pursuant to the PRP of $297,917. Unless vesting is accelerated in connection with the consummation of a restructuring (as defined in the PRP), the award generally vests in 36 equal monthly installments commencing in August 2004. Pursuant to the terms of the PRP, $49,653 of the $297,917 award was paid in August 2005. See Item 11, "Executive Compensation—Non-Equity Based Plans and Agreements Maintained by the Company—Short-Term Incentive Plan" and Item 12, "Beneficial Ownership of Securities—Amended and Restated Adelphia Communications Corporation Performance Retention Plan."

(17)
Amount represents the payment of relocation expenses incurred by Mr. Sonnenberg (including related estimated tax gross up of $12,156).

(18)
Amount includes an incentive bonus paid pursuant to the STIP of $97,000 and an award pursuant to the PRP of $442,500. Pursuant to the terms of the plan, the amounts awarded under the PRP have not yet been paid. Unless vesting is accelerated in connection with the consummation of a restructuring (as defined in the PRP), the awards generally vest in 36 equal monthly installments commencing in January 2005. See Item 11, "Executive Compensation—Non-Equity Based Plans and Agreements Maintained by the Company—Short-Term Incentive Plan" and "Amended and Restated Adelphia Communications Corporation Performance Retention Plan."

(19)
Amount represents the payment of relocation expenses incurred by Mr. Bagan (including related estimated tax gross up of $3,339).

(20)
Amount includes an incentive bonus paid pursuant to the STIP of $117,104 and an award pursuant to the PRP of $515,625. Unless vesting is accelerated in connection with the consummation of a restructuring (as defined in the PRP), the awards generally vest in 36 equal monthly installments commencing in April 2004. Pursuant to the terms of the PRP, $85,938 of the $515,625 award was paid in April 2005. See Item 11, "Executive Compensation—Non-Equity Based Plans and Agreements Maintained by the Company—Short-Term Incentive Plan" and Item 12, "Beneficial Ownership of Securities—Amended and Restated Adelphia Communications Corporation Performance Retention Plan."

STOCK OPTION/SAR GRANTS

        There were no grants of stock options or stock appreciation rights ("SARs") to any of the Named Executive Officers in 2004.

AGGREGATED OPTION/SAR EXERCISES AND YEAR-END OPTION/SAR VALUES

        During the fiscal year ended December 31, 2004, none of the Named Executive Officers exercised any stock options or SARs. As of December 31, 2004, none of the Named Executive Officers held any stock options or SARs.

LONG-TERM INCENTIVE PLAN AWARDS

        None of the Named Executive Officers received long-term incentive plan awards in 2004.

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

EMPLOYMENT ARRANGEMENTS

William T. Schleyer and Ron Cooper

        On January 17, 2003, Adelphia entered into employment and indemnification agreements with William T. Schleyer—CEO and Chairman of the Board, and Ron Cooper—President and COO, which agreements were subsequently amended and became effective on March 18, 2003 following approval of the agreements by the Bankruptcy Court. The term of each employment agreement runs until December 31, 2006.

        The employment agreements provide for annual base salaries of $1,275,000 for Mr. Schleyer and $850,000 for Mr. Cooper, to be reviewed by the Board annually but not to be decreased except upon mutual consent. The executives were guaranteed an annual bonus for 2003 of 100 percent of base salary prorated for the period between the effective date of the agreement and December 31, 2003. In 2004 and all subsequent years the executives are eligible for an annual bonus of 100 percent of base salary for meeting certain performance targets, and such bonus may be adjusted accordingly for performance below or above the performance targets. The agreements provide for a signing bonus of $1,700,000 for Mr. Schleyer and $1,130,000 for Mr. Cooper, to be payable in ratable monthly installments from the month in which the effective date occurs until December 2005. As of December 31, 2004, the Company paid $609,836 and $405,362 to Mr. Schleyer and Mr. Cooper, respectively, for the 2004 portion of their signing bonuses.

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

        Each agreement provides that if the executive does not complete the initial term of employment by reason of termination by the Company without cause, resignation by the executive for good reason or death or disability, the remaining unpaid balance of the signing bonus will be paid to the executive (or his estate) within 30 days after the termination date. If the executive's employment is terminated by

Adelphia for cause or by the executive not for good reason, the executive shall receive salary earned through the date of termination of employment. If employment is terminated for cause before December 2005, the executive is required to repay the portion of the signing bonus he has received. If the executive voluntarily terminates employment not for good reason before December 2005, the executive will not receive the remaining portion of his signing bonus.

        Upon Adelphia's emergence from bankruptcy, the executives will be entitled to receive initial equity awards of restricted shares of Adelphia stock valued at $10.2 million for Mr. Schleyer and $6.8 million for Mr. Cooper. One-third of the restricted shares will vest on the second anniversary of the effective date of each executive's employment agreement, an additional one-third will vest on the first anniversary of the date of Adelphia's emergence from bankruptcy, and the final one-third will vest on the second anniversary of the date of such emergence. The executives are eligible to receive an additional grant of restricted shares of up to $5.1 million for Mr. Schleyer and $3.4 million for Mr. Cooper if the Board determines that the executives' performance during the pre-emergence period was exceptional.

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

        Adelphia will provide a gross-up for any excise tax imposed upon either of the executives under section 4999 of the Tax Code or similar provisions sufficient to put each of the executives in the same after-tax position as if such excise tax were not due. Each of the executives shall be entitled to continuing indemnification for any additional tax imposed by taxing authorities relating to such excise tax or gross-up.

        Each of the employment agreements provides that each of the executives will be permitted use of the Company's aircraft in accordance with the Company's aircraft policy approved by the Board, provided that no personal use of the Company aircraft shall be permitted. The Board-approved aircraft policy provides, among other things, that reimbursed commuting under a timeshare arrangement does not constitute personal use of the aircraft if significant advantages to the Company in terms of time, money, security or productivity may be realized.

        To induce Messrs. Schleyer and Cooper to enter into their employment agreements, Adelphia entered into indemnification agreements with each of them pursuant to which Adelphia agrees to indemnify each of Messrs. Schleyer and Cooper, respectively, in their capacity as officers of Adelphia and, in the case of Mr. Schleyer, in his capacity as a director of Adelphia.

        Subject to certain limited exceptions, the indemnification agreements indemnify Messrs. Schleyer and Cooper against any and all expenses and liabilities incurred by them as a result of any action or legal proceeding related to their status as a fiduciary of Adelphia, to the fullest extent permitted by law. Under the terms of the indemnification agreements, Adelphia will, among other things, advance all such expenses incurred by them or on their behalf without regard to their ultimate entitlement to indemnification. However, Messrs. Schleyer and Cooper would be required to repay such advances if it is determined by final judgment or other final adjudication that they would not be entitled to be indemnified. A determination as to whether Adelphia will indemnify either of Messrs. Schleyer or Cooper against any action or legal proceeding will be decided either by members of the Board who are not involved in the proceeding or by independent counsel hired by Adelphia.

Vanessa A. Wittman

        Adelphia entered into an employment agreement with Vanessa A. Wittman—Executive Vice President and CFO, effective on May 8, 2003. The term of the agreement runs until the death or disability of Ms. Wittman or termination by Adelphia or Ms. Wittman for any reason.

        The agreement provides for initial annual base salary of $475,000, which may be increased subject to periodic review. Pursuant to the Compensation Committee's annual performance review of Ms. Wittman in January 2004, her annual base salary was increased to $490,000, effective in April 2004. Effective January 1, 2005, the Company increased Ms. Wittman's annual base salary to $600,000 pursuant to an order entered by the Bankruptcy Court on April 20, 2005 (the "EVP KERP Order").

        The agreement provided that Ms. Wittman is eligible to earn annual incentive bonuses of 80% of base salary, upon the satisfaction of performance goals set by the Compensation Committee. Ms. Wittman is eligible to participate in the PRP, the initial terms of which include a grant of 200% of base salary to be payable in accordance with the terms of the plan and prorated for the first year of employment.

        The employment agreement provides that in the event that Ms. Wittman's employment terminates due to death or disability, she is entitled to accrued and unpaid base salary, accrued and unpaid incentive bonuses, a pro rata portion of the incentive bonus for the year in which termination occurs, all vested and unpaid benefits under the Company's benefit plans and unreimbursed reasonable and necessary business expenses. In the event that Ms. Wittman's employment is terminated by Adelphia other than for death, disability or cause, or if terminated by Ms. Wittman for good reason, she is entitled to, in addition to the aforementioned, payment of an amount equal to the base salary for two years and payment of health care premiums equal to the price of Company health care premiums for one year. In the event Ms. Wittman is terminated for cause or by her without good reason, she is only entitled to receive accrued and unpaid base salary, vested benefits and unreimbursed reasonable and necessary business expenses.

        Ms. Wittman has agreed not to perform services for any digital broadcast service provider that competes with Adelphia in the principal geographic locations where Adelphia is then doing business for at least 12 months following termination of her employment for any reason without the express prior written approval of Adelphia. The employment agreement provides that Ms. Wittman shall not divulge confidential information, shall not solicit the Company's customers for one year following termination of employment for any reason and shall have no claim to the Company's intellectual property rights.

        Pursuant to the EVP KERP Order, the Company has implemented several compensation and retention-related measures for Ms. Wittman as follows:

  •
  provide Ms. Wittman with a stay bonus, whereby she may become eligible to receive a cash payment in the form of a bonus that is equal to one and one-half times her base salary payable as of the earlier of consummation of a plan of reorganization or a Change in Control (as defined in the EVP Stay Plan) in accordance with the terms of the Company's Executive Vice President Continuity Program. See Item 11, "Executive Compensation—Non-Equity Based Plans and Agreements Maintained by the Company—Key Employee Retention Programs—EVP Stay Plan;"

  •
  provide Ms. Wittman with a sale bonus, whereby she may become eligible to receive cash payments in the form of a bonus that is equal to two times her base salary, 50% of which will be paid within 10 business days of a Change in Control (as defined in the Company's Sale Bonus Program) and the remaining 50% will be paid within 10 business days of the six-month anniversary of a Change in Control in accordance with the terms of the Company's Sale Bonus Program. See Item 11, "Executive Compensation—Non-Equity Based Plans and Agreements Maintained by the Company—Key Employee Retention Programs—Sale Plan;" and

  •
  amend the Company's Amended and Restated Performance Retention Plan to provide that the Compensation Committee of the Board of Directors has the discretion to cause 100% of her PRP awards to vest if Ms. Wittman is terminated in connection with a sale or other disposition of a "strategic cluster" of cable systems operated by the Company in certain geographic locations in accordance with the terms of the such amended Performance Retention Plan. See "Item 12, "Beneficial Ownership of Securities—Amended and Restated Adelphia Communications Corporation Performance Retention Plan."

Brad M. Sonnenberg

        Adelphia entered into an employment agreement with Brad M. Sonnenberg—Executive Vice President, General Counsel and Secretary, effective July 21, 2003. The term of the agreement runs until the death or disability of Mr. Sonnenberg or termination by Adelphia or Mr. Sonnenberg for any reason.

        The agreement provided for initial annual base salary of $260,000 which may be increased subject to periodic review. Pursuant to the Compensation Committee's annual performance review of Mr. Sonnenberg in January 2004, his annual base salary was increased to $266,000, effective in April 2004. Effective January 1, 2005, the Company increased Mr. Sonnenberg's annual base salary to $325,000 pursuant to the EVP KERP Order.

        The agreement provides that Mr. Sonnenberg is eligible to earn annual incentive bonuses of 60% of base salary, upon the satisfaction of performance goals set by the Compensation Committee. Mr. Sonnenberg is eligible to participate in the PRP, the initial terms of which include a grant of 200% of base salary to be payable in accordance with the terms of the plan and prorated for the first year of employment.

        The employment agreement provides that in the event that Mr. Sonnenberg's employment terminates due to death or disability, he is entitled to accrued and unpaid base salary, accrued and unpaid incentive bonuses, a pro rata portion of the incentive bonus for the year in which termination occurs, all vested and unpaid benefits under the Company's benefit plans and unreimbursed reasonable and necessary business expenses. In the event that Mr. Sonnenberg's employment is terminated by Adelphia other than for death, disability or cause, or if terminated by Mr. Sonnenberg for good reason, he is entitled to, in addition to the aforementioned, payment of an amount equal to the base salary for two years and payment of health care premiums equal to the price of Company health care premiums for one year. In the event Mr. Sonnenberg is terminated for cause or by him without good reason, he is only entitled to receive accrued, accrued and unpaid base salary, vested benefits and unreimbursed reasonable and necessary business expenses.

        Mr. Sonnenberg has agreed not to perform services for any digital broadcast service provider that competes with Adelphia in the principal geographic locations where Adelphia is then doing business for at least 12 months following termination of his employment for any reason without the express prior written approval of Adelphia. The employment agreement provides that Mr. Sonnenberg shall not divulge confidential information, shall not solicit the Company's customers for at least 12 months following termination of employment for any reason and shall have no claim to the Company's intellectual property rights.

        Pursuant to the EVP KERP Order, the Company has implemented several compensation and retention-related measures for Mr. Sonnenberg as follows:

  •
  increase Mr. Sonnenberg's annual bonus opportunity under the STIP from 60% to 80% of his base salary. This bonus amount will be determined based on the Company's performance in relation to certain financial and operational targets in accordance with the terms of the STIP. See Item 11, "Executive Compensation—Non-Equity Based Plans and Agreements Maintained by the Company—Short-Term Incentive Plan;

  •
  provide Mr. Sonnenberg with a stay bonus, whereby he may become eligible to receive a cash payment in the form of a bonus that is equal to one and one-half times his base salary payable as of the earlier of the consummation of a plan of reorganization or a Change in Control (as defined in the EVP Stay Plan) in accordance with the terms of the Company's Executive Vice President Continuity Program. See Item 11, "Executive Compensation—Non-Equity Based Plans and Agreements Maintained by the Company—Key Employee Retention Programs—EVP Stay Plan;"

  •
  provide Mr. Sonnenberg with a sale bonus, whereby he may become eligible to receive cash payments in the form of a bonus that is equal to two times his base salary, 50% of which will be paid within 10 business days of a Change in Control (as defined in the Company's Sale Bonus Program) and the remaining 50% will be paid within 10 business days of the six-month anniversary of a Change in Control in accordance with the terms of the Company's Sale Bonus Program. See Item 11, "Executive Compensation—Non-Equity Based Plans and Agreements Maintained by the Company—Key Employee Retention Programs—Sale Plan;" and

  •
  amend the Company's Amended and Restated Performance Retention Plan to provide that the Compensation Committee of the Board of Directors has the discretion to cause 100% of his PRP awards to vest if Mr. Sonnenberg is terminated in connection with a sale or other disposition of a "strategic cluster" of cable systems operated by the Company in certain geographic locations in accordance with the terms of such amended Performance Retention Plan. See "Item 12, "Beneficial Ownership of Securities—Amended and Restated Adelphia Communications Corporation Performance Retention Plan."

Joseph W. Bagan

        On November 1, 2004, Adelphia entered into an amended and restated employment agreement with Joseph W. Bagan—SVP-Southeast Region. The agreement became effective on the date of execution and supercedes the prior employment agreement that Mr. Bagan had with Adelphia that became effective May 8, 2003. The term of the agreement runs until Mr. Bagan's death or disability, termination by Adelphia with or without cause, or termination with or without good reason. Modifications to the agreement include revisions to the definition of good reason (as defined in the agreement), the provision concerning the reimbursement of business and other expenses and the calculation of the incentive bonus in the event of termination from Adelphia. Also, provisions regarding continued medical coverage for up to two years following certain termination events and reimbursement for relocation expenses were added.

        The employment agreement provides for an annual base salary of $260,000, which may be increased, subject to periodic review. Pursuant to the Compensation Committee's annual performance review of Mr. Bagan in January 2005, his annual base salary was increased to $270,000 effective in April 2005. The employment agreement also provides that Mr. Bagan is eligible to earn annual incentive bonuses upon the satisfaction of performance goals set by the Compensation Committee. Mr. Bagan is eligible to participate in the PRP, the terms of which include a grant of cash and/or restricted stock to be payable in accordance with the terms of the plan.

        The agreement provides that in the event that Mr. Bagan's employment terminates due to death or disability, he is entitled to any accrued, unpaid base salary and incentive bonuses, a pro rata portion of the incentive bonus for the year in which termination occurs, all vested and unpaid benefits under the Company's benefit plans and unreimbursed business expenses. In the event that Mr. Bagan's employment is terminated by Adelphia other than for death, disability or cause, or if terminated by Mr. Bagan for good reason, he is entitled to, in addition to the aforementioned, payment of an amount equal to the base salary for two years, continued medical coverage for two years and reimbursement for relocation expenses if he had previously relocated at the Company's request since March of 2003. In the event Mr. Bagan is terminated for cause (as defined in the agreement) or by him without good reason, he shall only receive accrued, unpaid base salary, vested benefits and unreimbursed expenses.

        Mr. Bagan has agreed not to perform services for any regional bell operating company and any satellite company for at least 12 months following termination of employment for any reason without the express prior written approval of the Company. The agreement also provides that Mr. Bagan shall not divulge confidential information, shall not solicit the Company's customers or employees for at least 12 months following termination of employment for any reason and shall have no claim to the Company's intellectual property rights.

Compensation Committee Interlocks and Insider Participation

        Our Compensation Committee is currently comprised of E. Thayer Bigelow, Jr. and Philip R. Lochner, both of whom have been serving on such committee since 2003. None of the members of our Compensation Committee in 2004 was an officer or employee of Adelphia or any of its subsidiaries during 2004, and none of them has ever been an officer of Adelphia or any of its subsidiaries. During 2004, none of our executive officers served as a member of the board of directors or compensation committee of any other company that had one or more executive officers serving as a member of our Board or our Compensation Committee.

NON-EQUITY BASED PLANS AND AGREEMENTS MAINTAINED BY THE COMPANY

Key Employee Retention Programs

        On September 21, 2004, the Bankruptcy Court entered orders authorizing the Debtors to implement and adopt (i) the Adelphia Communications Corporation Key Employee Continuity Program (as amended, the "Stay Plan") and (ii) the Adelphia Communications Corporation Sale Bonus Program (as amended, the "Sale Plan"). On April 20, 2005, the Bankruptcy Court entered the EVP KERP Order authorizing the Debtors to implement and adopt the Adelphia Communications Corporation Executive Vice President Continuity Program (the "EVP Stay Plan" and, together with the Stay Plan and the Sale Plan, the "Continuity Program"), and authorized the Executive Vice Presidents' participation in the Sale Plan. The Continuity Program is designed to motivate certain employees (other than the Chief Executive Officer and Chief Operating Officer of the Company) to remain with the Company. With respect to the Continuity Program, in the event that (i) a Change in Control (as defined in the EVP Stay Plan, the Stay Plan and the Sale Plan) occurs and (ii) all of the bonuses under the Continuity Program are payable, the total cost of the Continuity Program could reach approximately $34.1 million (including approximately $1.4 million payable under the EVP Stay Plan, approximately $9.8 million payable under the Stay Plan, and approximately $19.9 million payable under the Sale Plan (including $1.85 million payable to certain Executive Vice Presidents under the Sale Plan pursuant to the EVP KERP Order) and a $3.0 million pool from which the Chief Executive Officer of the Company may grant additional stay or sale bonuses).

  EVP Stay Plan

        Subject to the terms of the EVP Stay Plan, certain employees of the Company with the title of Executive Vice President are participants in the EVP Stay Plan and are eligible to receive a cash payment in the form of a bonus if, subject to certain limited exceptions, the participants continue their active employment with the Company from the date such participants are notified in writing that they have been selected for coverage under the EVP Stay Plan to the payroll date immediately following the earlier of the Effective Date or Change of Control Date (as defined in the EVP Stay Plan). The Chief Executive Officer of the Company selects the participants, and, subject to the review and approval of the Compensation Committee of the Board, establishes the amount of each participant's stay bonus.

  Stay Plan

        Subject to the terms of the Stay Plan, certain employees of the Company (other than employees who participate in the EVP Stay Plan) may be eligible to receive a cash payment in the form of a bonus if, subject to certain limited exceptions, the participants continue their active employment with the Company or its successors from the date such participants are notified in writing that they have been selected for coverage under the Stay Plan to the payroll date immediately following the nine-month anniversary of such date. The Chief Executive Officer of the Company selects the participants and, subject to the review and approval of the Compensation Committee of the Board, establishes the amount of each participant's stay bonus. During the year ended December 31, 2004, the Company accrued approximately $3.3 million related to the Stay Plan.

  Sale Plan

        Under the terms of the Sale Plan, certain employees of the Company may be eligible to receive cash payments in the form of a bonus if, subject to certain limited exceptions, the participants continue their active employment with the Company or its successors until, and following, a Change in Control (as defined in the Sale Plan). Subject to certain exceptions, 50% of the bonus amount will be paid to eligible participants within 10 business days of the effective date of the Change in Control and the remaining 50% of the bonus amount will be paid to eligible participants upon a date that is within 10 business days of the six-month anniversary of such effective date. However, if an eligible participant is terminated following a Change in Control without cause or due to death or disability or by the participant for Good Reason (as defined in the Sale Plan) after the required payment date for the first installment of such bonus but prior to the payment date for the second installment of such bonus, then the participant will be entitled to receive any unpaid amounts of such bonus. The Chief Executive Officer of the Company will select the participants and, subject to the review and approval of the Compensation Committee of the Board, will establish the amount of each participant's sale bonus, subject to any aggregate amounts available under the Sale Plan. As of December 31, 2004, no bonuses had been granted under the Sale Plan.

  Amended and Restated Severance Program

        Certain employees of the Company are currently afforded severance benefits either pursuant to Adelphia's existing severance plan, the Amended and Restated Adelphia Communications Corporation Severance Plan (the "Severance Plan"), or pursuant to an existing employment agreement with the Company (each an "Existing Employment Agreement"). Except for certain limited exceptions, all full-time employees of Adelphia and certain affiliates that do not have Existing Employment Agreements are covered by the Severance Plan, which provides for severance pay in the event of certain involuntary employment terminations without "Cause" (as defined in the Severance Plan). The modifications to the Severance Plan and the form of employment agreements (as described in the following paragraph) that were approved by the Bankruptcy Court pursuant to the order entered September 21, 2004, could cost the Company a maximum of $9.973 million (including $5.723 million in enhanced severance benefits and healthcare continuation, and $4.250 million in relocation reimbursement expenses) if each Director-level employee, Vice President ("VP") and SVP were to be involuntarily separated from the Company and all eligible VPs and SVPs qualified for the maximum amount of relocation reimbursement. William T. Schleyer, Ron Cooper, Vanessa A. Wittman and Brad M. Sonnenberg are not eligible to participate in the Severance Plan.

  Form of Amended and Restated Employment Agreement and New Form of Employment Agreement

        The Company is seeking to (i) amend and restate all Existing Employment Agreements that the Company has with VPs and SVPs by entering into the Form of Amended and Restated Employment Agreements (as approved by the Bankruptcy Court) with such VPs and SVPs and (ii) enter into a New Form Employment Agreement (as approved by the Bankruptcy Court) with VPs that are not currently a party to an Existing Employment Agreement and all new employees hired at the level of VP or SVP. As a result, all eligible VPs and SVPs will have agreements that reflect certain recently approved modifications, including (i) severance benefits upon resignation for "Good Reason" (as such term is defined in the relevant agreement); (ii) non-competition covenants (subject to applicable law); (iii) reimbursement for certain relocation expenses in the case of certain VPs and SVPs that are new hires or have relocated since March 2003 and are terminated under certain circumstances; and (iv) healthcare continuation coverage following a termination by the Company without Cause or by the VP or SVP with Good Reason for a period that is coterminous with their respective severance benefit. Certain VPs and SVPs that enter into the Form of Amended and Restated Employment Agreement or the New Form Employment Agreement, as the case may be, may also be eligible to participate in the Continuity Program and/or the PRP.

Short-Term Incentive Plan

        The Company maintains the STIP, which is a calendar-year program that provides for the payment of annual bonuses to employees of the Company based upon the satisfaction of qualitative and quantitative metrics, as approved by the Compensation Committee of the Board. In general, in addition to certain General/Area Managers, full-time employees with a title of Director and above are eligible to participate in the STIP. For 2005, approximately 350 employees are eligible to participate. Target awards under the STIP are based on a percentage of each participant's base pay. During the year ended December 31, 2004, the Company accrued approximately $9.6 million related to the STIP.

ITEM 12.    BENEFICIAL OWNERSHIP OF SECURITIES

        The following table sets forth certain information regarding the beneficial ownership of shares of Class A Common Stock and Class B Common Stock as of June 30, 2005 by each Named Executive Officer, each director, all executive officers and directors of Adelphia as a group, and each person known to the Company to own beneficially more than 5% of either class of common stock, based on 228,692,414 shares of Class A Common Stock and 25,055,365 shares of Class B Common Stock outstanding. Unless otherwise noted, each of the stockholders in the table has sole voting and investment power for the corresponding shares of stock owned by such stockholder. The business address of each director and officer named below, unless otherwise noted, is c/o Adelphia Communications Corporation, 5619 DTC Parkway, Greenwood Village, Colorado 80111.

Name	Shares of Class A Common Stock(a)		Percent of Class A Common Stock	Shares of Class B Common Stock(a)		Percent of Class B Common Stock
William T. Schleyer	—		—	—		—
Ron Cooper	—		—	—		—
Vanessa A. Wittman	—		—	—		—
Brad M. Sonnenberg	—		—	—		—
Joseph W. Bagan	—		—	—		—
E. Thayer Bigelow	—		—	—		—
Rodney W. Cornelius	—		—	—		—
Anthony T. Kronman	—		—	—		—
Philip R. Lochner	—		—	—		—
Susan Ness	—		—	—		—
Kenneth L. Wolfe	—		—	—		—
All executive officers and directors as a group (18 persons)	8,661		(* )	—		—
5% Beneficial Owners
(b)	60,488,832	(c)	22.7%	37,212,877	(c)	100.0%
Wallace R. Weitz & Co. 1125 South 103rd Street Suite 600 Omaha, NE 68124-6008	17,200,000	(d)	7.5%	—		—
Leonard Tow 160 Lantern Ridge Road New Canaan, CT 06840	28,299,294	(e)	12.4%	—		—
Claire Tow 160 Lantern Ridge Road New Canaan, CT 06840	19,287,908	(f)	8.4%	—		—
David Z. Rosensweig 380 Lexington Avenue New York, NY 10168	19,154,997	(g)	8.4%	—		—

*
Less than 1% of the outstanding shares of such class.

(a)
Pursuant to the rules and regulations of the SEC, a person is deemed to beneficially own securities over which such person has or shares voting power or investment power, as well as securities over which such person has the right to acquire beneficial ownership within 60 days ("Derivative Securities"). For purposes of computing the percentage of beneficial ownership of any person, only the Derivative Securities of such person and not the Derivative Securities of any other person are deemed to be outstanding.

(b)
Pursuant to the Forfeiture Order on June 8, 2005, all right, title and interest held by the Rigas Family and the Rigas Family Entities in our securities (the "Forfeited Securities") were forfeited to the United States. Pursuant to the Non-Prosecution Agreement, one of the conditions to our obligation to make the contribution to the Restitution Fund is that we receive full and clear title to the Forfeited Securities. We expect that the United States will convey full and clear title to the Forfeited Securities to us (subject to completion of forfeiture proceedings before a federal judge to determine if there are any superior claims). For additional information concerning the Forfeiture

  Order, the Non-Prosecution Agreement and the other Government Settlement Agreements, see Item 3, "Legal Proceedings—SEC Civil Action and DOJ Investigation."

(c)
Consists of the following securities that, prior to the date of the Forfeiture Order and after the conviction and sentencing of John J. Rigas on June 20, 2005, the Rigas Family or the Rigas Family Entities had beneficially owned, or had the purported power to direct the voting of: (i) 60,488,832 shares of Class A Common Stock, which consists of (1) 23,275,955 shares of Class A Common Stock, (2) 25,055,365 shares of Class B Common Stock and (3) 12,157,512 shares of Class B Common Stock issuable upon conversion of convertible subordinated notes at the option of the holder; and (ii) 37,212,877 shares of Class B Common Stock, which consists of (1) 25,055,365 shares of Class B Common Stock and (2) 12,157,512 shares of Class B Common Stock issuable upon of conversion of convertible subordinated notes at the option of the holder. Each share of Class B Common Stock is convertible into one share of Class A Common Stock at the option of the holder.

(d)
Based solely on our review of a Schedule 13G/A filed on January 12, 2005, by Wallace R. Weitz & Company ("Weitz & Co.") as a registered investment adviser under Section 203 of the Investment Advisers Act of 1940 and by Wallace R. Weitz, President and primary owner of Weitz & Co. All of the shares reported by Weitz & Co. are owned of record by investment advisory clients of Weitz & Co., and none is owned directly or indirectly by Weitz & Co. or Mr. Weitz. Weitz & Co. and Mr. Weitz disclaim any beneficial ownership of any of the shares reported.

(e)
Based on our review of the Schedule 13G filed on April 11, 2003 by the Claire Tow Trust, The Leonard and Claire Tow Charitable Trust, Inc., the Tow Charitable Remainder Unitrust # 1, the Tow Foundation, Inc., Claire Tow, Leonard Tow and David Rosensweig (the "2003 Tow Schedule 13G") and subsequent information provided by Mr. Rosensweig, the amount shown for Mr. Tow includes: (1) 6,090,290 shares as to which Mr. Tow has sole voting and investment power; and (2) the following shares over which Mr. Tow disclaims beneficial ownership: (a) 19,149,997 shares held by trusts and foundations (17,307,308 of which are held by the Claire Tow Trust, 160 Lantern Ridge Road, New Canaan, CT 06840) as to all of which he may be deemed to share voting and investment power with his wife, Claire L. Tow, and Mr. Rosensweig; and (b) 3,059,007 shares held by Citizens Communications Company as to which he may be deemed to share voting and investment power. The amount shown for Mr. Tow does not include 137,911 shares described in note (e) as to which Mrs. Tow has sole voting and investment power, as to which shares Mr. Tow disclaims beneficial ownership.

(f)
Based on our review of the 2003 Tow Schedule 13G and subsequent information provided by Mr. Rosensweig, the amount shown for Mrs. Tow includes: (1) 137,911 shares as to which Mrs. Tow has sole voting and investment power; and (2) the 19,149,997 shares held by trusts and foundations described in note (d) as to which she may be deemed to share voting and investment power with Mr. Tow and Mr. Rosensweig, and as to which shares Mrs. Tow disclaims beneficial ownership. The amount shown for Mrs. Tow does not include the 6,090,290 shares described in note (d) as to which Mr. Tow has sole voting and investment power, as to which shares Mrs. Tow disclaims beneficial ownership.

(g)
Based on our review of the 2003 Tow Schedule 13G and subsequent information provided by Mr. Rosensweig, the amount shown for Mr. Rosensweig includes: (1) 5,000 shares as to which Mr. Rosensweig has sole voting and investment power; and (2) 19,149,997 shares held by trusts and foundations described in note (d) as to which he may be deemed to share voting and investment power with Mr. and Mrs. Tow, as to which Mr. Tow disclaims beneficial ownership.

EQUITY COMPENSATION PLAN INFORMATION

        The following table provides information as of December 31, 2004 with respect to shares of Class A Common Stock that may be issued under the Company's existing equity compensation plans.

Plan Category(1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders(2)	293,159	$44.25	7,206,841
Equity compensation plans not approved by security holders(3)	N/A	N/A	N/A
Total	293,159	$44.25	7,206,841

(1)
The table does not include information for the equity compensation plans assumed by the Company in connection with the acquisition of Century during the fourth quarter of 1999. The number of securities to be issued upon exercise of outstanding options, warrants and rights under plans assumed in the acquisition and outstanding at December 31, 2004 was 11,487 and the weighted-average exercise price was $8.42. No further grants or awards have been or will be made under the assumed plans.

(2)
The Company's stockholders approved the Adelphia 1998 Long-Term Incentive Compensation Plan.

(3)
The Company's stockholders have not approved (i) the PRP, (ii) the Adelphia and Hyperion Telecommunications Corporation Executive Performance Share Compensation Plan (the "EPSCP"), or (iii) the Employment Agreements for William T. Schleyer and Ron Cooper (which provide for the grant of equity awards in connection with and following the Debtors' emergence from bankruptcy). The PRP and the EPSCP are not reflected in the table because (i) there is no limit to the number of securities that can be granted pursuant to such plans and thus no definitive number of securities remaining available for future issuance and (ii) with respect to the EPSCP, as of December 31, 2004, all awards had been paid in cash, and with respect to the PRP, as of December 31, 2004, no awards have been paid thereunder (although the PRP allows for the payment of a portion of awards in cash or the equity of the Company following the Debtors' emergence from bankruptcy in certain circumstances). As of June 30, 2005, approximately $1.0 million of the awards have been paid under the PRP. Accordingly, there are no options, warrants or rights outstanding with respect to the Class A Common Stock under the PRP or the EPSCP as of December 31, 2004.

        The following is a description of the material provisions of the Company's equity compensation plans that have not been approved by stockholders.

AMENDED AND RESTATED ADELPHIA COMMUNICATIONS CORPORATION PERFORMANCE RETENTION PLAN

        The Adelphia Communications Corporation Performance Retention Plan was approved by the Bankruptcy Court on May 5, 2003, and the PRP, as amended and restated, was approved by the Bankruptcy Court on September 21, 2004. Participants in the PRP are eligible to receive annual target awards that are based on the participant's base salary, job title and responsibilities. Target awards range from 25% to 200% of a participant's base salary. The amount of the award that a participant receives for each plan year is dependent on the percentage of the EBITDAR Target achieved by the Company for such year. EBITDAR Target is defined in the PRP to mean the EBITDAR objective established by the Company for its business plan for each plan year for purposes of calculating awards under the PRP. EBITDAR is defined as the consolidated earnings of the Company, normalized for accounting adjustments, changes in accounting policies and asset sales and determined before reduction by certain expenses, including (i) consolidated interest expense, (ii) total income tax expense, (iii) total depreciation expense, (iv) total amortization expense and (v) total restructuring-related fees and expenses.

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

        If the Company terminates a participant for any reason other than for Cause (as defined in the PRP) prior to the date on which an award is scheduled to be paid, the participant will receive a payment equal to the vested portion of his or her award; provided, that if the termination is in connection with a Change in Control, in addition to the payment of the vested portion of the awards, the administrative committee under the PRP may provide that the unvested portion of all awards will be paid in cash based on either the value established for each annual grant based on performance, if so established, or 100% achievement of any unvalued grants. In the event a participant is terminated by the Company for Cause, any awards granted to the participant will be forfeited, and the participant will be ineligible to receive any payment or settlement of any award under the PRP. During the year ended December 31, 2004, the Company accrued approximately $8.8 million related to the PRP.

ADELPHIA AND HYPERION TELECOMMUNICATIONS CORPORATION EXECUTIVE PERFORMANCE SHARE COMPENSATION PLAN

        The Company adopted the Adelphia and Hyperion Telecommunications Corporation Executive Performance Share Compensation Plan, effective as of January 1, 1998. The purpose of the EPSCP is to provide certain key employees of the Company with an opportunity to receive awards based on the growth in the price of the Class A Common Stock. No awards have been granted under the EPSCP since the 1999 plan year (although some award letters were sent in January 2001 relating to grants for the 1999 plan year), and the Company does not presently intend to grant any additional performance unit awards under the EPSCP. As of December 31, 2004, there were 28,291 performance units outstanding under the EPSCP.

        The EPSCP is administered by a committee appointed by the Board. The committee determines those employees who are eligible to participate in the EPSCP and the times when performance units are to be awarded. In general, employees who are heads of major functional areas and who earn more than $90,000 are eligible to participate in the EPSCP.

        The number of performance units awarded in connection with any award is based on (i) the eligible compensation earned by a participant during the plan year in which the performance unit award is granted and (ii) the cumulative average growth rate of the Class A Common Stock for the relevant period. The performance units awarded to a participant are credited to a performance unit account, which (x) records the number of performance units awarded, (y) is solely for accounting purposes and (z) does not require a segregation of the Company's assets.

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATED TRANSACTIONS—RIGAS FAMILY

(1)   Co-Borrowing Agreements

        Between March 29, 1996 and September 28, 2001, Rigas Management caused certain Rigas Co-Borrowing Entities and certain subsidiaries of the Company to enter into three separate co-borrowing agreements that have an outstanding loan balance. Except for TelCove, which was limited to $500 million maximum under the applicable facility, each co-borrower under each of these agreements was able to borrow up to the entire amount of the available credit under the applicable facility. Each co-borrower is jointly and severally liable for the entire amount of the indebtedness under the applicable co-borrowing agreement regardless of whether that co-borrower actually borrowed that amount under such co-borrowing agreement. Although the applicable Rigas Co-Borrowing Entities and the applicable subsidiaries of the Company entered into assumption agreements dated as of May 6, 2002, pursuant to which the applicable Rigas Co-Borrowing Entities have confirmed their previous agreement with the applicable subsidiaries of the Company to repay the amount of any borrowings that are transferred onto its books, the Company has concluded that it remains fully liable to the lenders under the co-borrowing agreement for the full amount of such borrowings. Accordingly, all amounts outstanding under co-borrowing agreements have been reflected in the consolidated balance sheets in Item 8, "Consolidated Financial Statements and Supplementary Data" of this report as of the dates that such agreements were in effect.

        As of December 31, 2004, $4,576,375 was outstanding under these co-borrowing credit facilities, of which $2,846,156 was attributable to Rigas Co-Borrowing Entities and $1,730,219 was attributable to non-Rigas Co-Borrowing Entities. Included in the amounts attributable to non-Rigas Co-Borrowing Entities are $500 million of proceeds that were credited to TelCove during 2000 as an unrestricted borrower under a joint bank credit facility with the Century Borrowers and a Rigas Co-Borrowing Entity.

(2)   Management agreements and services provided by the Company to Managed Cable Entities and certain fees charged to Managed Cable Entities

        The Company provides management and administrative services to the Managed Cable Entities. In circumstances where a management agreement exists, a management fee is charged to the Managed Cable Entity in accordance with the agreement. Such management agreements generally provide for a management fee based on a percentage of revenue plus reimbursements for expenses incurred by the Company on behalf of the Managed Cable Entities. Where no management agreement exists, the Company allocates a pro rata share of its corporate, regional, call center and certain other costs to the Managed Cable Entities. Such allocations generally are based upon the Managed Cable Entities' pro rata share of revenue or subscribers, as appropriate. The management fees paid by the Managed Cable Entities are generally limited by the terms of the applicable co-borrowing agreement. The amount charged and allocated to the Managed Cable Entities pursuant to these arrangements was $26.2 million for 2004.

        The Company performs all of the cash management functions of the Managed Cable Entities. As such, any positive (negative) cash flows of the Managed Cable Entities are deposited into (deducted from) the Company's cash accounts. In addition, the personnel of the Managed Cable Entities are employees of the Company, and substantially all of the cash operating expenses and capital expenditures of the Managed Cable Entities are allocated or otherwise charged to the Managed Cable Entities by the Company based on the terms of the applicable vendor agreements. Such charges and allocations represent amounts incurred by the Company on behalf of the Managed Cable Entities, and the amounts charged and allocated are determined by reference to the terms of third-party invoices or agreements. Accordingly, while this activity affects the amounts due from the Managed Cable Entities, the Company has not designated any of these charges and allocations as related party transactions to be separately reported in its consolidated statements of operations. In the accompanying consolidated financial statements, the Company has recognized all liabilities incurred under these arrangements on behalf of the Managed Cable Entities.

        Pursuant to the Forfeiture Order, all right, title and interest of the Rigas Family and the Rigas Family Entities in the Managed Cable Entities (other than Coudersport and Bucktail) were forfeited to the United States on June 8, 2005, and such assets are expected to be conveyed to us (subject to completion of forfeiture proceedings before a federal judge to determine if there are any superior claims) pursuant to the Non-Prosecution Agreement. We will continue to provide management and administrative services to the Managed Cable Entities (other than Coudersport and Bucktail) as described above and to Coudersport and Bucktail in accordance with the Adelphia-Rigas Settlement Agreement.

(3)   Praxis

        The Company owns a 99.5% limited partnership interest in Praxis Capital Ventures, L.P. ("Praxis"), a consolidated subsidiary of Adelphia. Peter L. Venetis, the son-in-law of John J. Rigas, owns membership interests in both the general partner of Praxis and the company that manages Praxis. Formed in June 2001, Praxis primarily engaged in making private equity investments in the telecommunications market. The Company committed to provide $65 million of capital to Praxis, of which $8.5 million was invested by Praxis during 2002 and 2001. Under the terms of the Praxis partnership agreement, the Company was required to pay a management fee to the management company at an annual rate equal to 2% of the capital committed by the Company. By order dated October 20, 2003, the Debtors rejected the Praxis partnership agreement under applicable bankruptcy law. Rejection may give rise to pre-bankruptcy unsecured damages claims that are included in liabilities subject to compromise at the amounts expected to be allowed. As of December 31, 2004, the Company had accrued $1.3 million in management fees under the Praxis partnership agreement for periods prior to rejection of the partnership agreement.

(4)   Legal Defense Costs

        During 2004 and 2003, various stipulations and orders were approved by the Bankruptcy Court that caused the Managed Cable Entities to pay approximately $28 million of legal defense costs on behalf of certain members of the Rigas Family. As a result of the consolidation of the Rigas Co-Borrowing Entities, $17 million of such defense costs have been included in investigation and re-audit related fees in the accompanying consolidated statement of operations for the year ended December 31, 2004.

        In connection with the Adelphia-Rigas Settlement Agreement, we agreed to pay the Rigas Family an additional $11.5 million for legal defense costs. Except for certain indemnifications discussed in Item 3, "Legal Proceedings," the Government Settlement Agreements release the Company from further obligation to provide funding for legal defense costs for the Rigas Family.

(5)   Rigas Family Agreement

        On May 23, 2002, Adelphia entered into the Rigas Family Agreement with John J. Rigas, Timothy J. Rigas, James P. Rigas and Michael J. Rigas, acting in their individual capacities and on behalf of each entity directly or indirectly controlled by any or all of them (collectively, the "Contracting Rigas Family Members"), that, among other items, provided for:

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

        The Adelphia-Rigas Settlement Agreement contains a provision whereby the Rigas Family (as defined in the Adelphia-Rigas Settlement Agreement) and Peter L. Venetis, on the one hand, and the Company (except with regard to Excluded Parties), on the other, covenanted and agreed not to sue each other, or bring any claim, action or proceeding against the other, on account of any obligation or liability arising from or relating to, among other things, any facts, transactions or occurrences, whether known or unknown, suspected, contingent or claimed, existing as of the date of the Adelphia-Rigas Settlement Agreement. Further, under the terms of the Plan and in accordance with the Bankruptcy Code, the Company intends to reject the Rigas Family Agreement. Except for the accrual of the severance arrangements for John J. Rigas, no economic effect had been given to the Rigas Family

Agreement in the consolidated financial statements in Item 8, "Consolidated Financial Statements and Supplementary Data" of this report.

(6)   Adelphia-Rigas Settlement Agreement

        On April 25, 2005, Adelphia entered into the Adelphia-Rigas Settlement Agreement pursuant to which, Adelphia agreed, among other things: (i) to pay the Rigas Family $11.5 million to be used for a legal defense fund for the benefit of the Rigas Family; (ii) to provide Interim Management Services to Coudersport and Bucktail; (iii) to indemnify Coudersport and Bucktail, and the Rigas Family's (other than the Excluded Parties') interest therein against claims asserted by the lenders under the Co-Borrowing Facilities with respect to such indebtedness up to the fair market value of those entities (without regard to their obligations with respect to such indebtedness); (iv) to provide certain members of the Rigas Family with certain indemnities, reimbursements or other protections in connection with certain third party claims arising out of Company litigation, and in connection with claims against certain members of the Rigas Family by any of the Tele-Media Ventures or Century/ML Cable; and (v) within 10 business days of the date on which the consent order of forfeiture is entered, dismiss the Rigas Civil Action, except for claims against the Excluded Parties. The Rigas Family agreed: (i) to make certain tax elections, under certain circumstances, with respect to the forfeited Rigas Co-Borrowing Entities; (ii) to pay Adelphia five percent of the gross operating revenue of Coudersport and Bucktail for the Interim Management Services; and (iii) to offer employment to certain Coudersport and Bucktail employees on terms and conditions that, in the aggregate, are no less favorable to such employees (other than any employees who were expressly excluded by written notice to Adelphia received by July 1, 2005) than their terms of employment with the Company.

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

FEES PAID TO THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM IN 2004 AND 2003

        The Audit Committee appointed PricewaterhouseCoopers LLP ("PwC") to serve as our independent registered public accounting firm on June 13, 2002. Set forth below are the fees and expenses paid or accrued for the services of PwC and its affiliates in 2004 and 2003 (dollars in thousands).

	2004	2003
Audit fees	$80,146	$21,534
Audit-related fees	2,690	25
Tax fees	360	167

Subtotal	83,196	21,726
All other fees	93	304

Total fees	$83,289	$22,030

        For purposes of the preceding table, the professional fees are classified as follows:

        Audit Fees—These are fees and expenses for professional services paid or accrued during 2003 and 2004 for the re-audit of our consolidated financial statements for the years ended December 31, 1999 and 2000 and the audits of our consolidated financial statements for the years ended December 31, 2001, 2002, 2003 and 2004. The 2004 amount also includes fees and expenses for the audit of our annual management assessment of the effectiveness of internal control over financial reporting (as required by Section 404 of the Sarbanes-Oxley Act).

        Audit-Related Fees—These are fees and expenses for professional services paid or accrued for due diligence services associated with the Sale Transaction, the audit of certain subsidiary financial statements and the audit of our 401(k) Employee Savings Plan.

        Tax Fees—These are fees and expenses for professional services paid or accrued for tax planning and tax compliance services.

        All Other Fees—These are fees and expenses for professional services paid or accrued related to the special investigation and forensic consultant fees, which commenced prior to the engagement of PwC to serve as our independent registered public accounting firm.

        SEC rules effective as of May 6, 2003 require our Audit Committee to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm (with certain limited exceptions). Since the effective date of these rules, all of the services performed by PwC described above were approved in advance by our Audit Committee except for the services relating to the 2003 audit of our 401(k) Employee Savings Plan, which were approved by our Audit Committee after such services had begun, and relating to the entry in 2004 into a "click-through" annual license of research software owned by PwC, which was approved by our Audit Committee after such software was licensed, each pursuant to the de minimis exception under SEC regulations. Such amounts accounted for (i) less than 1% of the audit-related fees paid to PwC during 2004 and (ii) 100% of the audit-related fees paid to PwC during 2003.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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
2.02
Debtors' Third Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code, dated September 28, 2005 (subject to Bankruptcy Court approval) (Incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on October 3, 2005) (File No. 0-16014).
2.03	Plan of Reorganization Under Chapter 11 of the Bankruptcy Code Filed by Century/ML Cable Venture, dated August 9, 2005 (Filed herewith).
2.04.1
Asset Purchase Agreement, dated as of April 20, 2005, between Adelphia Communications Corporation and Time Warner NY Cable LLC (Incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on April 25, 2005) (File No. 0-16014).
2.04.2
Amendment No. 1, dated June 24, 2005, to Asset Purchase Agreement Between Adelphia Communications Corporation and Time Warner NY Cable LLC (Incorporated herein by reference to Exhibit C to Exhibit 2.2 to the Company's Current Report on Form 8-K filed on June 27, 2005) (File No. 0-16014).
2.04.3
Letter Agreement, dated June 24, 2005, between Time Warner NY Cable LLC, Adelphia Communications Corporation and Comcast Corporation (Incorporated herein by reference to Exhibit C to Exhibit 2.2 to the Company's Current Report on Form 8-K filed on June 27, 2005) (File No. 0-16014).
2.04.4
Asset Purchase Agreement, dated as of April 20, 2005, between Adelphia Communications Corporation and Comcast Corporation (Incorporated herein by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed on April 25, 2005) (File No. 0-16014).
2.04.5
Amendment No. 1, dated June 24, 2005, to Asset Purchase Agreement Between Adelphia Communications Corporation and Comcast Corporation (Incorporated herein by reference to Exhibit D to Exhibit 2.2 to the Company's Current Report on Form 8-K filed on June 27, 2005) (File No. 0-16014).

2.04.6
Letter Agreement, dated June 24, 2005, between Comcast Corporation, Adelphia Communications Corporation and Time Warner NY Cable LLC (Incorporated herein by reference to Exhibit D to Exhibit 2.2 to the Company's Current Report on Form 8-K filed on June 27, 2005) (File No. 0-16014).
2.04.7
Parent Agreement, dated as of April 20, 2005, among Time Warner Cable Inc., Time Warner NY Cable LLC and Adelphia Communications Corporation (Incorporated herein by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K filed on April 25, 2005) (File No. 0-16014).
2.04.8
Expanded Transaction Letter Agreement, dated as of April 20, 2005, among Comcast Corporation, Time Warner NY Cable LLC and Adelphia Communications Corporation (Incorporated herein by reference to Exhibit 2.4 to the Company's Current Report on Form 8-K filed on April 25, 2005) (File No. 0-16014).
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
4.02.2
Form of Certificate for the Company's 5.5% Series D Convertible Preferred Stock (Incorporated herein by reference to Exhibit 4.02.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003) (File No. 0-16014).
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
4.03.3
Certificate of Amendment of Certificate of Designations with respect to the Company's 7.5% Series E Mandatory Convertible Preferred Stock (Incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on February 25, 2005) (File No. 0-16014).
4.03.4
Certificate of Amendment of Certificate of Designations with respect to the Company's 7.5% Series E Mandatory Convertible Preferred Stock (Incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on March 4, 2005) (File No. 0-16014).

4.03.5
Certificate of Amendment of Certificate of Designations with respect to the Company's 7.5% Series E Mandatory Convertible Preferred Stock (Incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on April 11, 2005) (File No. 0-16014).
4.03.6
Certificate of Amendment of Certificate of Designations with respect to the Company's 7.5% Series E Mandatory Convertible Preferred Stock (Incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 18, 2005) (File No. 0-16014).
4.03.7
Certificate of Amendment of Certificate of Designations with respect to the Company's 7.5% Series E Mandatory Convertible Preferred Stock (Incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on June 29, 2005) (File No. 0-16014).
4.03.8
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
4.04.2
Certificate of Amendment of Certificate of Designations with respect to the Company's 7.5% Series F Mandatory Convertible Preferred Stock (Incorporated herein by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on February 25, 2005) (File No. 0-16014).
4.04.3
Certificate of Amendment of Certificate of Designations with respect to the Company's 7.5% Series E Mandatory Convertible Preferred Stock (Incorporated herein by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on March 4, 2005) (File No. 0-16014).
4.04.4
Certificate of Amendment of Certificate of Designations with respect to the Company's 7.5% Series F Mandatory Convertible Preferred Stock (Incorporated herein by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on April 11, 2005) (File No. 0-16014).
4.04.5
Certificate of Amendment of Certificate of Designations with respect to the Company's 7.5% Series F Mandatory Convertible Preferred Stock (Incorporated herein by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on May 18, 2005) (File No. 0-16014).
4.04.6
Certificate of Amendment of Certificate of Designations with respect to the Company's 7.5% Series F Mandatory Convertible Preferred Stock (Incorporated herein by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on June 29, 2005) (File No. 0-16014).
4.04.7
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
4.05.2	Form of 9 7/8% Senior Debenture due 2005 (Incorporated herein by reference to Exhibit 4.05.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003) (File No. 0-16014).
4.06.1
Indenture, dated as of February 22, 1994, between the Company and Bank of Montreal Trust Company, with respect to the Company's 9 1/2% Senior Pay-In-Kind Notes Due 2004 (Incorporated herein by reference to Exhibit 4.05 to the Company's Registration Statement No. 33-52513 on Form S-4 filed on March 4, 1994).
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
4.07.2	Form of 9 7/8% Senior Note due 2007 (Incorporated herein by reference to Exhibit 4.07.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003) (File No. 0-16014).
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
4.12.2
Form of 13% Senior Subordinated Exchange Debenture due 2009 (Incorporated herein by reference to Exhibit 4.02.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003) (File No. 0-16014).
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
10.01.1
Management Agreement by and between Olympus Communications, L.P., Olympus Cable Holdings, LLC, Adelphia Holdings 2001, LLC, Highland Video Associates, L.P., Coudersport Television Cable Company and Adelphia Company of Western Connecticut, dated September 28, 2001 (Incorporated herein by reference to Exhibit 10.01.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003) (File No. 0-16014).

10.01.2*
Management Agreement by and between Praxis Capital Management, LLC and Praxis Capital Partners, LLC dated June 8, 2001 (Incorporated herein by reference to Exhibit 10.01.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003) (File No. 0-16014).
10.01.3
Amended and Restated Management Agreement and Joint Venture Agreement of Century/ML Cable Venture dated January 1, 1994, between Century Communications Corp. and ML Media Partners, L.P. (Incorporated herein by reference to Exhibit 10.01.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003) (File No. 0-16014).
10.02
Business Opportunity Agreement dated July 1, 1986 among John J. Rigas, Michael J. Rigas, Timothy J. Rigas, James P. Rigas, Daniel Milliard, Dorellenic Cable Partners and the Company (Incorporated herein by reference to Exhibit 10.13 to Amendment No. 3 to the Company's Registration Statement No. 33-6974 on Form S-1/A filed on August 12, 1986).
10.03.1
Master Reciprocal Settlement Agreement, dated as of December 3, 2003, between Adelphia Communications Corporation and Adelphia Business Solutions, Inc. (d/b/a TelCove) (Incorporated herein by reference to Exhibit 10.03.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003) (File No. 0-16014).
10.03.2
Amendment to the Master Reciprocal Settlement Agreement, dated April 7, 2004, between Adelphia Communications Corporation and Adelphia Business Solutions, Inc. (d/b/a TelCove) (Incorporated herein by reference to Exhibit 10.03.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003) (File No. 0-16014).
10.04.1
Global Settlement Agreement, dated February 21, 2004, between Adelphia Communications Corporation and Adelphia Business Solutions, Inc. (d/b/a TelCove) (Incorporated herein by reference to Exhibit 10.04.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003) (File No. 0-16014).
10.04.2
Mutual Release Agreement, dated April 2004, between Adelphia Communications Corporation and Adelphia Business Solutions, Inc. (d/b/a TelCove) (Incorporated herein by reference to Exhibit 10.04.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003) (File No. 0-16014).
10.04.3
Commercial Services Agreement, dated April 2004, between Adelphia Communications Corporation and Adelphia Business Solutions, Inc. (d/b/a TelCove) (Incorporated herein by reference to Exhibit 10.04.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003) (File No. 0-16014).
10.04.4
Amendment No. 1 to the Commercial Services Agreement, dated August 17, 2004, between Adelphia Communications Corporation and Adelphia Business Solutions, Inc. (d/b/a TelCove) (Incorporated herein by reference to Exhibit 10.04.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003) (File No. 0-16014).
10.04.5
IP Transport Agreement, dated April 2004, between Adelphia Communications Corporation and Adelphia Business Solutions, Inc. (d/b/a TelCove) (Incorporated herein by reference to Exhibit 10.04.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003) (File No. 0-16014).
10.04.6
Conveyance Agreement, dated April 2004, between Adelphia Communications Corporation and Adelphia Business Solutions, Inc. (d/b/a TelCove) (Incorporated herein by reference to Exhibit 10.04.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003) (File No. 0-16014).

10.05
Leveraged Recapitalization Agreement by and among Century/ML Cable Venture, ML Media Partners, L.P., Century Communications Corp., Adelphia Communications Corporation, and Highland, dated as of December 13, 2001 (Incorporated herein by reference to Exhibit 10.05 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003) (File No. 0-16014).
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
10.08*
Employment Agreement between Vanessa Wittman and Adelphia Communications Corporation, dated May 8, 2003 (Incorporated herein by reference to Exhibit 10.08 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003) (File No. 0-16014).
10.09*
Amended and Restated Employment Agreement between Joseph Bagan and Adelphia Communications Corporation, dated November 1, 2004 (Incorporated herein by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003) (File No. 0-16014).
10.10*	Employment Agreement between Brad Sonnenberg and Adelphia Communications Corporation, dated July 21, 2003 (Filed herewith).
10.11.1
Olympus Communications, L.P. Second Amended and Restated Limited Partnership Agreement, dated as of February 28, 1995 (Incorporated herein by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended March 31, 1995) (File No. 0-16014).
10.11.2
First Amendment to the Olympus Communications, L.P. Second Amended and Restated Limited Partnership Agreement, dated September 1, 1995 (Incorporated herein by reference to Exhibit 10.33 to the Company's Amended Annual Report on Form 10-K/A for the fiscal year ended March 31, 1996) (File No. 0-16014).

10.11.3
First Amendment to the Olympus Communications, L.P. Second Amended and Restated Limited Partnership Agreement, dated March 29, 1996 (Incorporated herein by reference to Exhibit 10.34 to the Company's Amended Annual Report on Form 10-K/A for the fiscal year ended March 31, 1996) (File No. 0-16014).
10.11.4
Second Amendment to the Olympus Communications, L.P. Second Amended and Restated Limited Partnership Agreement, dated June 27, 1996 (Incorporated herein by reference to Exhibit 10.35 to the Company's Amended Annual Report on Form 10-K/A for the fiscal year ended March 31, 1996) (File No. 0-16014).
10.11.5
Third Amendment to the Olympus Communications, L.P. Second Amended and Restated Limited Partnership Agreement, dated October 1, 1999 (Incorporated herein by reference to Exhibit 3.8 to Olympus' Annual Report on Form 10-K for the fiscal year ended December 31, 1999) (File No. 333-19327).
10.12.1
Agreement of Limited Partnership of Century-TCI California Communications, L.P., dated as of December 7, 1999 (Incorporated herein by reference to Exhibit 10.115 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999) (File No. 0-16014).
10.12.2
Amendment to the Agreement of Limited Partnership of Century-TCI California Communications, L.P., dated June 25, 2002 (Incorporated herein by reference to Exhibit 10.13.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003) (File No. 0-16014).
10.12.3
Second Amendment to the Agreement of Limited Partnership of Century-TCI California Communications, L.P., dated September 30, 2004 (Incorporated herein by reference to Exhibit 10.13.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003) (File No. 0-16014).
10.13.1
Agreement of Limited Partnership of Parnassos Communications, L.P., dated as of December 30, 1998 (Incorporated herein by reference to Exhibit 10.14.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003) (File No. 0-16014).
10.13.2
Amendment to the Agreement of Limited Partnership of Parnassos Communications, L.P., dated June 25, 2002 (Incorporated herein by reference to Exhibit 10.14.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003) (File No. 0-16014).
10.13.3
Second Amendment to the Agreement of Limited Partnership of Parnassos Communications, L.P., dated September 30, 2004 (Incorporated herein by reference to Exhibit 10.14.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003) (File No. 0-16014).
10.14.1
Warrant Agreement dated as of April 15, 1996, by and among Hyperion Telecommunications, Inc. (now known as Adelphia Business Solutions) and Bank of Montreal Trust Company (Incorporated herein by reference to Exhibit 10.13 to Hyperion Telecommunications, Inc.'s Registration Statement No. 333-06957 on Form S-4 filed on June 27, 1996).
10.14.2
Warrant issued by Hyperion Telecommunications, Inc. to MCI dated May 8, 1998 (Incorporated herein by reference to Exhibit 10.03 to Hyperion Telecommunications, Inc.'s Current Report on Form 8-K filed on June 24, 1998) (File No. 0-21605).
10.14.3
Warrant issued by Hyperion Telecommunications, Inc. to the Company dated June 5, 1998 (Incorporated herein by reference to Exhibit 10.04 to Hyperion Telecommunications, Inc.'s Current Report on Form 8-K filed on June 24, 1998) (File No. 0-21605).

10.15.1*
Hyperion Telecommunications, Inc. 1996 Long-Term Incentive Compensation Plan (Incorporated herein by reference to Exhibit 10.17 to Hyperion Telecommunications, Inc.'s Amended Registration Statement No. 333-13663 on Form S-1/A filed on October 31, 1996).
10.15.2*
Adelphia Communications Corporation 1998 Long Term Incentive Compensation Plan, as amended through August 7, 2001 (Incorporated herein by reference to Appendix C to the Company's Proxy Statement for the Annual Meeting of Stockholders on August 7, 2001) (File No. 0-16014).
10.15.3	1994 Stock Option Plan of Century (Incorporated herein by reference to Exhibit 10(v)(3) to Century's Annual Report on Form 10-K for the fiscal year ended May 31, 1995) (File No. 0-16899).
10.15.4
Century Communications Corp. 1993 Non-Employee Directors' Stock Option Plan (Incorporated herein by reference to Exhibit 10.16.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003) (File No. 0-16014).
10.15.5*
Form of Adelphia Communications Corporation 2001 Outside Director Nonstatutory Stock Option Agreement (Incorporated herein by reference to Exhibit 10.16.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003) (File No. 0-16014).
10.15.6*
Form of Adelphia Communications Corporation Nonstatutory Stock Option Agreement (Incorporated herein by reference to Exhibit 10.16.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003) (File No. 0-16014).
10.15.7*
Adelphia Communications Corporation and Hyperion Telecommunications Corporation Executive Performance Share Compensation Plan (Incorporated herein by reference to Exhibit 10.16.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003) (File No. 0-16014).
10.15.8*
Adelphia Communications Corporation Key Employee Continuity Program (Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 5, 2004) (File No. 0-16014).
10.15.9*	Adelphia Communications Corporation Sale Bonus Program (Incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on October 5, 2004) (File No. 0-16014).
10.15.10*
Adelphia Communications Corporation Performance Retention Plan (Incorporated herein by reference to Exhibit 10.16.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003) (File No. 0-16014).
10.15.11*
Form of Performance Retention Plan Grant Letter (Incorporated herein by reference to Exhibit 10.16.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003) (File No. 0-16014).
10.15.12*
Amended and Restated Adelphia Communications Corporation Performance Retention Plan (Incorporated herein by reference to Exhibit 10.16.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003) (File No. 0-16014).
10.15.13*
Form of Amended and Restated Adelphia Communications Corporation Performance Retention Plan Award Letter for 2005 (Incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 24, 2005) (File No. 0-16014).

10.15.14*
Amended and Restated Adelphia Communications Corporation Severance Plan/Summary Plan Description (Incorporated herein by reference to Exhibit 10.16.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003) (File No. 0-16014).
10.15.15*
Adelphia Communications Corporation 2003 Short-Term Incentive Plan Summary (Incorporated herein by reference to Exhibit 10.16.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003) (File No. 0-16014).
10.15.16*
Adelphia Communications Corporation 2004 Short-Term Incentive Plan Summary (Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 24, 2005) (File No. 0-16014).
10.15.17*	Amended Adelphia Communications Corporation 2005 Short-Term Incentive Plan (Filed herewith).
10.15.18*	Form of 2005 STIP Participant Notice (Incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 26, 2005) (File No. 0-16014).
10.15.19*	Adelphia Communications Corporation Executive Vice President Continuity Program (Filed herewith).
10.16
Extension Agreement dated as of January 8, 1997, among Hyperion Telecommunications, Inc., Adelphia Communications Corporation, Charles R. Drenning, Paul D. Fajerski, Randolph S. Fowler, and six Trusts named therein (Incorporated herein by reference to Exhibit 10.04 to the Company's Current Report on Form 8-K dated May 1, 1997) (File No. 0-16014).
10.17.1
Purchase Agreement between the Company and Highland Holdings II dated January 11, 1999, regarding the Company's Class A Common Stock (Incorporated herein by reference to Exhibit 10.01 to the Company's Current Report on Form 8-K filed January 13, 1999) (File No. 0-16014).
10.17.2
Stock Purchase Agreement between the Company and Mayberry Investments, Inc., dated January 28, 1999, regarding the Company's Class A Common Stock and Series C Convertible Preferred Stock (Incorporated herein by reference to Exhibit 13 to Amendment No. 3 to the Schedule 13D filed, on behalf of FPL Group, Inc., on February 8, 1999).
10.17.3
Purchase Agreement between Hyperion Telecommunications, Inc. and the Initial Purchasers named therein, dated as of February 25, 1999, regarding Hyperion Telecommunications Inc.'s 12% Senior Subordinated Notes due 2007 (Incorporated herein by reference to Exhibit 10.03 to the Company's Current Report on Form 8-K filed on March 10, 1999) (File No. 0-16014).
10.17.4
Purchase Agreement between Hyperion Telecommunications, Inc. and Highland Holdings, dated as of February 25, 1999, regarding Hyperion Telecommunications Inc.'s 12% Senior Subordinated Notes due 2007 (Incorporated herein by reference to Exhibit 10.05 to the Company's Current Report on Form 8-K filed on March 10, 1999) (File No. 0-16014).
10.17.5
Class B Common Stock Purchase Letter Agreement dated April 9, 1999 between Adelphia Communications Corporation and Highland Holdings (Incorporated herein by reference to Exhibit 10.01 to the Company's Current Report on Form 8-K filed on April 19, 1999) (File No. 0-16014).

10.17.6

Purchase Agreement dated as of July 12, 1999, between Adelphia and Citizens Cable Company (Incorporated herein by reference to Exhibit 10.03 to the Company's Current Report on Form 8-K filed on August 12, 1999) (File No. 0-16014).
10.17.7
Stock Purchase Agreement dated October 1, 1999 between the Company and Highland Holdings regarding the Company's Class B Common Stock (Incorporated herein by reference to Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999) (File No. 0-16014).
10.17.8
Stock Purchase Agreement dated November 23, 1999 between Adelphia Business Solutions and the Company regarding the Company's Class B Common Stock (Incorporated herein by reference to Exhibit 10.01 to Adelphia Business Solutions' Current Report on Form 8-K filed on December 1, 1999) (File No. 0-21605).
10.17.9
Purchase Agreement dated as of January 17, 2001 between Highland 2000, L.P. and the Company regarding Class B Common Stock (Incorporated herein by reference to Exhibit 10.01 to the Company's Current Report on Form 8-K filed on January 24, 2001) (File No. 0-16014).
10.17.10
Purchase Agreement dated as of January 17, 2001 between Highland 2000, L.P. and the Company regarding 6% convertible subordinated notes due 2006 (Incorporated herein by reference to Exhibit 10.02 to the Company's Current Report on Form 8-K filed on January 24, 2001) (File No. 0-16014).
10.17.11
Purchase Agreement, dated April 19, 2001, between the Company and Highland 2000, L.P. dated April 19, 2001 regarding 3.25% convertible subordinated notes due 2021 (Incorporated herein by reference to Exhibit 10.01 to the Company's Current Report on Form 8-K filed on May 4, 2001) (File No. 0-16014).
10.17.12
Purchase Agreement between the Company and Highland 2000, L.P. dated November 9, 2001, regarding the Class B Common Stock of the Company (Incorporated herein by reference to Exhibit 10.01 to the Company's Current Report on Form 8-K filed on November 16, 2001) (File No. 0-16014).
10.17.13
Purchase Agreement between the Company and Highland 2000, L.P. dated November 9, 2001, regarding the 7.5% Series E Mandatory Convertible Preferred Stock of the Company (Incorporated herein by reference to Exhibit 10.02 to the Company's Current Report on Form 8-K filed on November 16, 2001) (File No. 0-16014).
10.18
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
10.19
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

10.20.1
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
10.20.2
Amendment No. 1 dated October 7, 1998 to the Second Amended and Restated Credit Agreement dated December 19, 1997 among FrontierVision Operating Partners, L.P. and each of the financial institutions from time to time party thereto (Incorporated herein by reference to Exhibit 10.21.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003) (File No. 0-16014).
10.20.3
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
10.20.4
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
10.21
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
10.22
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
10.23
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

10.25
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
10.26.1
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
10.26.2
Amended and Restated Security and Pledge Agreement, dated as of August 26, 2002, among each of the loan parties named therein and Citicorp USA, Inc., as Collateral Agent (Incorporated by reference to Exhibit 10.05 to the Company's Current Report on Form 8-K filed on March 5, 2003 (File No. 0-16014).
10.26.3
Amended No. 1 and Waiver, dated as of October 30, 2002, to the Amended and Restated DIP Credit Agreement (Incorporated by reference to Exhibit 10.01 to the Company's Current Report on Form 8-K filed on March 5, 2003 (File No. 0-16014).
10.26.4
Amended No. 2 and Waiver, dated as of October 23, 2002, to the Amended and Restated DIP Credit Agreement (Incorporated by reference to Exhibit 10.02 to the Company's Current Report on Form 8-K filed on March 5, 2003 (File No. 0-16014).
10.26.5
Amended No. 3 and Waiver, dated as of December 16, 2002, to the Amended and Restated DIP Credit Agreement (Incorporated by reference to Exhibit 10.03 to the Company's Current Report on Form 8-K filed on March 5, 2003 (File No. 0-16014).
10.26.6
Amendment No. 4 and Waiver No. 6, dated as of February 13, 2003, to the Amended and Restated DIP Credit Agreement (Incorporated herein by reference to Exhibit 10.04 to the Company's Current Report on Form 8-K filed on March 5, 2003) (File No. 0-16014).
10.26.7
Amendment No. 5, dated as of April 14, 2003, to the Amended and Restated DIP Credit Agreement (Incorporated herein by reference to Exhibit 10.01 to the Company's Current Report on Form 8-K filed on June 20, 2003) (File No. 0-16014).
10.26.8
Amendment No. 6 and Waiver, dated as of May 7, 2003, under the Amended and Restated DIP Credit Agreement (Incorporated herein by reference to Exhibit 10.02 to the Company's Current Report on Form 8-K filed on June 20, 2003) (File No. 0-16014).
10.26.9
Amendment No. 7, dated as of May 27, 2003, to the Amended and Restated DIP Credit Agreement (Incorporated herein by reference to Exhibit 10.03 to the Company's Current Report on Form 8-K filed on June 20, 2003) (File No. 0-16014).

10.26.10
Covenant Addendum, dated as of May 27, 2003, to the Amended and Restated DIP Credit Agreement (Incorporated herein by reference to Exhibit 10.04 to the Company's Current Report on Form 8-K filed on June 20, 2003) (File No. 0-16014).
10.26.11
Amendment No. 8, dated as of September 12, 2003, to the Amended and Restated DIP Credit Agreement (Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 29, 2003) (File No. 0-16014).
10.26.12
Amendment No. 9, dated as of October 10, 2003, to the Amended and Restated DIP Credit Agreement (Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 27, 2003) (File No. 0-16014).
10.26.13
Amendment No. 10, dated as of December 5, 2003, to the Amended and Restated DIP Credit Agreement (Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 5, 2004) (File No. 0-16014).
10.26.14
Amendment No. 11, dated as of December 18, 2003, to the Amended and Restated DIP Credit Agreement (Incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 5, 2004) (File No. 0-16014).
10.26.15
Amendment No. 12, dated as of February 3, 2004, to the Amended and Restated DIP Credit Agreement (Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 26, 2004) (File No. 0-16014).
10.26.16
Amendment No. 13, dated as of March 17, 2004, to the Amended and Restated DIP Credit Agreement (Incorporated herein by reference to Exhibit 10.28.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003) (File No. 0-16014) (Confidential treatment requested with respect to certain information).
10.27.1
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
10.27.2
Amendment No. 1, dated as of May 10, 2004, to the Amended and Restated Security and Pledge Agreement, dated as of August 26, 2002, among each of the loan parties named therein and Citicorp North America, Inc. as Collateral Agent (Incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 12, 2004) (File No. 0-16014).
10.27.3
Amendment No. 1 and Waiver, dated as of July 21, 2004, to the Second Amended and Restated DIP Credit Agreement (Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 21, 2004) (File No. 0-16014).
10.27.4
Amendment No. 2, dated as of September 24, 2004, to Second Amended and Restated DIP Credit Agreement (Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 24, 2004) (File No. 0-16014).

10.27.5
Amendment No. 3 and Waiver, dated as of December 23, 2004, to Second Amended and Restated DIP Credit Agreement (Incorporated herein by reference to Exhibit 10.01 to the Company's Current Report on Form 8-K filed on December 23, 2004) (File No. 0-16014).
10.28.1
Third Amended and Restated Credit and Guaranty Agreement (the "Third Amended and Restated DIP Credit Agreement"), dated as of February 25, 2005, by and among UCA LLC, Century Cable Holdings, LLC, Century-TCI California, L.P., Olympus Cable Holdings, LLC, Parnassos, L.P., FrontierVision Operating Partners, L.P., ACC Investment Holdings, Inc., Arahova Communications, Inc., Adelphia California Cablevision, LLC, as borrowers, Adelphia Communications Corporation and certain of its other direct and indirect subsidiaries named therein, as guarantors, JPMorgan Chase Bank, N.A., as Administrative Agent, Citigroup Global Markets Inc., as Syndication Agent, J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Joint Bookrunners and Co-Lead Arrangers, Citicorp North America, Inc., as Collateral Agent, Wachovia Bank, N.A., as Co-Syndication Agent, The Bank of Nova Scotia, Bank of America, N.A. and General Electric Capital Corporation, as Co-Documentation Agents, and the other lenders named therein (Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 25, 2005) (File No. 0-16014).
10.28.2
Amendment No. 1 and Waiver, dated as of April 8, 2005, to the Third Amended and Restated DIP Credit Agreement (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 13, 2005) (File No. 0-16014).
10.28.3
Amendment No. 3 and Waiver, dated as of May 20, 2005, to Third Amended and Restated Credit and Guaranty Agreement (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 25, 2005) (File No. 0-16014).
10.28.4
Amendment No. 4 and Waiver, dated as of August 24, 2005, to Third Amended and Restated Credit and Guaranty Agreement, dated as February 25, 2005 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 25, 2005) (File No. 0-16014).
10.29.1
Pledge Agreement between Hyperion Telecommunications, Inc. and the Bank of Montreal Trust Company as Collateral Agent, dated as of August 27, 1997 (Incorporated herein by reference to Exhibit 4.03 to Hyperion Telecommunications, Inc.'s Current Report on Form 8-K filed on September 15, 1997) (File No. 0-21605).
10.29.2
Pledge, Escrow and Disbursement Agreement, between Hyperion Telecommunications, Inc. and the Bank of Montreal Trust Company dated as of August 27, 1997 (Incorporated herein by reference to Exhibit 4.05 to Hyperion Telecommunications, Inc.'s Current Report on Form 8-K filed on September 15, 1997) (File No. 0-21605).
10.30
Tag-Along Rights Agreement dated as of July 12, 1999, among Adelphia, the Century Class B Holders, Ms. Claire Tow and the holders of Adelphia Class B Common Stock named therein (Incorporated herein by reference to Exhibit 10.02 to the Company's Current Report on Form 8-K filed on August 12, 1999) (File No. 0-16014).
10.31
Redemption Agreement dated as of October 1, 1999 between Olympus Communications, LP and Cable GP, Inc. (Incorporated by reference herein to Exhibit 10.6 to Olympus' Annual Report on Form 10-K for the fiscal year ended December 31, 1999) (File No. 333-19327).

10.32.1
Indenture dated as of March 2, 1999, with respect to Hyperion Telecommunications, Inc. 12% Senior Subordinated Notes due 2007, between Hyperion Telecommunications, Inc. and the Bank of Montreal Trust Company (Incorporated herein by reference to Exhibit 4.01 to the Company's Current Report on Form 8-K filed on March 10, 1999) (File No. 0-16014).
10.32.2	Form of 12% Senior Subordinated Notes due 2007 (Contained in Exhibit 10.33.1).
10.33.1
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
10.33.2	Form of 13% Senior Discount Notes due 2003 (Contained in Exhibit 10.34.1).
10.33.3
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
10.33.4
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
10.34.1
Indenture, dated as of November 12, 1996, with respect to Olympus Communications, L.P. and Olympus Capital Corporation's 10 5/8% Senior Notes due 2006, between Olympus Communications, L.P., Olympus Capital Corporation and Bank of Montreal Trust Company (Incorporated herein by reference to Exhibit 10.02 to the Company's Current Report on Form 8-K filed on December 16, 1996) (File No. 0-16014).
10.34.2	Form of 10 5/8% Senior Note due 2006 (Contained in Exhibit 10.35.1).
10.35.1
Indenture, dated as of August 27, 1997, with respect to Hyperion Telecommunications, Inc. 12 1/4% Senior Secured Notes due 2004, between Hyperion Telecommunications, Inc. and the Bank of Montreal Trust Company (Incorporated herein by reference to Exhibit 4.01 to Hyperion Telecommunications, Inc.'s Current Report on Form 8-K filed on September 15, 1997) (File No. 0-21605).
10.35.2	Form of 12 1/4% Senior Secured Note due 2004 (Contained in Exhibit 10.36.1).
10.36.1
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
10.36.2	Form of 11% Senior Subordinated Note due 2006 (Contained in Exhibit 10.37.1).

10.37.1
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
10.37.2	Form of 11 7/8% Senior Discount Note due 2007 (Contained in Exhibit 10.38.1).
10.38.1
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
10.38.2	Form of 11 7/8% Series B Senior Discount Note due 2007 (Contained in Exhibit 10.39.1).
10.39.1
Indenture, dated as of October 15, 1991, by and between Century and the Bank of Montreal Trust Company, as Trustee (Incorporated herein by reference to Exhibit 4.2 to Amendment No. 2 to Century's Registration Statement on Form S-3/A filed on March 1, 1991) (File No. 33-33787).
10.39.2
First Supplemental Indenture, dated as of October 15, 1991, with respect to Century's 11 7/8% Senior Subordinated Debentures due 2003, by and between Century and the Bank of Montreal Trust Company, as Trustee (Incorporated herein by reference to Exhibit 7(2) to Century's Current Report on Form 8-K filed on October 22, 1991) (File No. 0-16899).
10.39.3	Form of 11 7/8% Senior Subordinated Debenture due 2003 (Contained in Exhibit 10.40.2).
10.40.1
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
10.40.3
Form of Century Communications Corp. 9 3/4% Senior Note due 2002 (Incorporated herein by reference to Exhibit 10.41.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003) (File No. 0-16014).
10.40.4
Second Supplemental Indenture, dated as of August 15, 1992, with respect to Century's 9 1/2% Senior Notes due 2000, by and between Century and Bank of America National Trust and Savings Association, as Trustee (Incorporated herein by reference to Exhibit 4(u) to Century's Annual Report on Form 10-K for the fiscal year ended May 31, 1992) (File No. 0-16899).
10.40.5	Form of Century Communications Corp. 9 1/2% Senior Note due 2000 (Contained in Exhibit 10.41.4).

10.40.6
Third Supplemental Indenture, dated as of April 1, 1993, with respect to Century's Senior Discount Notes due 2003, by and between Century and Bank of America National Trust and Savings Association, as Trustee (Incorporated herein by reference to Exhibit 4(v) to Century's Annual Report on Form 10-K for the fiscal year ended May 31, 1993) (File No. 0-16899).
10.40.7	Form of Senior Discount Note due 2003 (Contained in Exhibit 10.40.6).
10.40.8
Fourth Supplemental Indenture, dated as of March 6, 1995, with respect to Century's 9 1/2% Senior Notes due 2005, by and between Century and Bank of America National Trust and Savings Association, as Trustee (Incorporated herein by reference to Exhibit 4(w) to Century's Annual Report on Form 10-K for the fiscal year ended May 31, 1995) (File No. 0-16899).
10.40.9
Form of Century Communications Corp. 9 1/2% Senior Note due 2005 (Incorporated herein by reference to Exhibit 10.41.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003) (File No. 0-16014).
10.40.10
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
10.40.11
Form of Century Communications Corp. 8 7/8% Senior Note due 2007 (Incorporated herein by reference to Exhibit 10.41.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003) (File No. 0-16014).
10.40.12
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
10.40.13	Form of 8 3/4% Senior Note due 2007 (Contained in Exhibit 10.40.12).
10.40.14
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
10.40.15
Form of Century Communications Corp. 8 3/8% Senior Note due 2017 (Incorporated herein by reference to Exhibit 10.41.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003) (File No. 0-16014).
10.40.16
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
10.40.17
Form of Century Communications Corp. 8 3/8% Senior Note due 2007 (Incorporated herein by reference to Exhibit 10.41.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003) (File No. 0-16014).

10.40.18
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
10.41.1
Indenture, dated as of January 15, 1998, with respect to Century's Senior Discount Notes due 2008, between Century and First Trust of California, National Association, as Trustee (Incorporated herein by reference to Exhibit 4 to Century's Registration Statement on Form S-4 filed on March 2, 1998) (File No. 333-47161).
10.41.2	Form of Series A Senior Discount Note due 2008 (Contained in Exhibit 10.41.1).
10.41.3	Form of Series B Senior Discount Note due 2008 (Contained in Exhibit 10.41.1).
10.41.4
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
10.42
Agreement and Plan of Reorganization dated as of December 8, 1999, by and among Cablevision of the Midwest, Inc., Cablevision of the Midwest Holding Co., Inc., Adelphia General Holdings II, Inc. and the Company (Incorporated herein by reference to Exhibit 10.117 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999) (File No. 0-16014).
10.43.1*
Indemnification Agreement, entered into as of January 17, 2003, between Adelphia Communications Corporation and William T. Schleyer (Incorporated herein by reference to Exhibit 10.44.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003) (File No. 0-16014).
10.43.2*
Indemnification Agreement, entered into as of January 17, 2003, between Adelphia Communications Corporation and Ronald Cooper (Incorporated herein by reference to Exhibit 10.44.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003) (File No. 0-16014).
10.43.3*
Form of Indemnification Agreement for Independent Directors between Adelphia Communications Corporation and each of the independent directors (Incorporated herein by reference to Exhibit 10.44.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003) (File No. 0-16014).
10.44.1
Class B Common Stockholders' Agreement dated July 1, 1986 among John J. Rigas, Michael J. Rigas, Timothy J. Rigas, James P. Rigas, Daniel Milliard, Dorellenic Cable Partners and the Company (Incorporated herein by reference to Exhibit 10.01 to Amendment No. 2 to the Company's Registration Statement No. 33-6974 on Form S-1/A filed on August 5, 1986).
10.44.2
Joinder to Class B Common Stockholders' Agreement (Incorporated herein by reference to Exhibit 10.02 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994) (File No. 0-16014).

10.45.1
Class B Voting Agreement, dated as of March 5, 1999, among Adelphia Communications Corporation, Leonard Tow, The Claire Tow Trust, and the Trust Created by Claire Tow under date of December 10, 1979 (Incorporated herein by reference to Exhibit 10.01 to the Company's Current Report on Form 8-K filed on March 10, 1999) (File No. 0-16014).
10.45.2
Rigas Class B Voting Agreement, dated as of March 5, 1999, among Century Communications Corp., John J. Rigas, Michael J. Rigas, Timothy J. Rigas and James P. Rigas (Incorporated herein by reference to Exhibit 10.02 to the Company's Current Report on Form 8-K filed on March 10, 1999) (File No. 0-16014).
10.46.1
Non-Prosecution Agreement between the Office of the United States Attorney for the Southern District of New York, on the one hand, and Adelphia Communications Corporation, the subsidiaries listed in the Company's Form 10-K for fiscal year 2003, the subsequently formed or acquired subsidiaries listed on Exhibit S thereto and any joint ventures in which the Company has or acquires a controlling interest, on the other hand, dated April 25, 2005 (Incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on April 26, 2005) (File No. 0-16014).
10.46.2	Consent of Defendant Adelphia Communications Corporation (Incorporated herein by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed on April 26, 2005) (File No. 0-16014).
10.46.3
Final Judgment as to Defendant Adelphia Communications Corporation, dated May 31, 2005 (Incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on June 2, 2005) (File No. 0-16014).
10.46.4
Settlement Agreement between Adelphia Communications Corporation and all of its subsidiaries, on the one hand, and John J. Rigas, Doris Rigas, Michael J. Rigas, Timothy J. Rigas, James P. Rigas, Ellen Rigas Venetis and individuals and entities listed on Exhibit A thereto and Peter L. Venetis, on the other hand, dated April 25, 2005 (Incorporated herein by reference to Exhibit 99.4 to the Company's Current Report on Form 8-K filed on April 26, 2005) (File No. 0-16014).
10.47
Interest Acquisition Agreement by and among ML Media Partners, L.P., Century Communications Corporation, Century ML Cable Venture, Century ML Cable Corp. and San Juan Cable, LLC, as buyer, dated as of June 3, 2005 (Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 29, 2005) (File No. 0-16014).
14.1
Code of Business Conduct and Ethics of Adelphia Communications Corporation (Incorporated herein by reference to Exhibit 14.1 to the Company's Current Report on Form 8-K filed on May 17, 2005) (File No. 0-16014).
16.1	Letter regarding change in certifying accountant (Incorporated herein by reference to Exhibit 16.01 to the Company's Amended Current Report on Form 8-K/A filed on July 1, 2002) (File No. 0-16014).
18.1	Letter regarding change in accounting principles (Filed herewith).
21.1
Subsidiaries of Adelphia Communications Corporation (Incorporated herein by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003) (File No. 0-16014).
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
99.2.4
Amendment No. 3 of Amended and Restated Commitment Letter, dated March 9, 2005, among Adelphia Communications Corporation, JPMorgan Chase Bank, N.A., J.P. Morgan Securities Inc., Credit Suisse First Boston, acting through its Cayman Islands Branch, Citicorp North America, Inc., Citigroup Global Markets Inc., Deutsche Bank AG Cayman Islands Branch and Deutsche Bank Securities Inc. (Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on March 11, 2005) (File No. 0-16014).
99.3.1
Settlement Agreement between the United States Attorney's Office for the Southern District of New York, on the one hand, and John J. Rigas, Doris Rigas, Michael J. Rigas, Timothy J. Rigas, James P. Rigas, Ellen Rigas Venetis and their affiliated entities listed on Exhibit A thereto, on the other hand, dated April 24, 2005 (Incorporated herein by reference to Exhibit 99.5 to the Company's Current Report on Form 8-K filed on April 26, 2005) (File No. 0-16014).
99.3.2
Opinion and Order of the United States District Court for the Southern District of New York, dated May 18, 2005 (Incorporated herein by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed on June 2, 2005) (File No. 0-16014).

99.3.3
Order Approving three Related Agreements Between the Debtors and the Securities and Exchange Commission, the Debtors and the Department of Justice, and the Debtors and the Rigas Family of the United States Bankruptcy Court for the Southern District of New York, dated May 26, 2005 (Incorporated herein by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K filed on June 2, 2005) (File No. 0-16014).
99.3.4
Order Approving Settlement Agreement of the United States District Court for the Southern District of New York, dated May 31, 2005 (Incorporated herein by reference to Exhibit 99.4 to the Company's Current Report on Form 8-K filed on June 2, 2005) (File No. 0-16014).
99.4
Order Confirming Plan of Reorganization of Century/ML Cable Venture (Incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on September 13, 2005) (File No. 0-16014).

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

CONSOLIDATED FINANCIAL STATEMENTS

        See page 107 of this Annual Report for an index to the consolidated financial statements.

FINANCIAL STATEMENT SCHEDULES

        The following financial statement schedules are included in this Annual Report:

  •
  Condensed Balance Sheets of Adelphia Communications Corporation for the fiscal years ended December 31, 2004 and 2003

  •
  Condensed Statements of Operations of Adelphia Communications Corporation for the fiscal years ended December 31, 2004, 2003 and 2002

  •
  Condensed Statements of Cash Flows of Adelphia Communications Corporation for the fiscal years ended December 31, 2004, 2003 and 2002

  •
  Valuation and Qualifying Accounts of Adelphia Communications Corporation and subsidiaries for the fiscal years ended December 31, 2004, 2003 and 2002

GLOSSARY OF DEFINED TERMS

        Set forth below is a list of certain defined terms as used in this Annual Report.

        Adelphia—Adelphia Communications Corporation.

        Adelphia Business Solutions—Adelphia Business Solutions, Inc., a former majority-owned subsidiary, which currently conducts business under the name TelCove.

        Adelphia Common Stock—Collectively, the Class A Common Stock and the Class B Common Stock.

        Adelphia-Rigas Settlement Agreement—Settlement agreement between Adelphia and the Rigas Family, dated April 25, 2005.

        Amended Complaint—Amended complaint filed by the Company on November 15, 2002, in the Company's lawsuit against the Rigas Family and the Rigas Family Entities.

        Annex Agreements—Various annexes to the Global Settlement executed by and between Adelphia and TelCove.

        Arahova—Arahova Communications Inc., a direct subsidiary of Adelphia.

        ARPU—Average revenue per unit.

        Asset Purchase Agreement—Asset purchase agreement, dated December 17, 2001, between the Company and Verizon Media Ventures.

        Bank Complaint—Complaint filed by the Creditors' Committee, by motion dated July 6, 2003, in the Pre-petition Lender Litigation.

        Bankruptcy Code—Title 11 of the United States Code.

        Bankruptcy Court—United States Bankruptcy Court for the Southern District of New York.

        Bar Date—January 9, 2004.

        Bid Procedures Order—October 22, 2004 Bankruptcy Court order approving the bidding procedures in Phase II.

        Board—Board of Directors of Adelphia.

        Bucktail—Bucktail Broadcasting Corporation.

        CALEA—Communications Assistance to Law Enforcement Act.

        CAO—Chief accounting officer.

        Carryover Directors—Dennis Coyle, Leslie Gelber, Erland Kailbourne and Pete Metros.

        Century—Century Communications Corp., an indirect wholly owned subsidiary of Adelphia.

        Century/ML Cable—Century/ML Cable Venture, a joint venture between Century and ML Media.

        Century/ML Cable Corp.—Century-ML Cable Corp., a subsidiary of Century/ML Cable.

        Century/ML Disclosure Statement—Disclosure Statement filed in the Bankruptcy Court by Century/ML Cable on August 9, 2005.

        Century/ML Plan—Plan of Reorganization filed in the Bankruptcy Court by Century/ML Cable on August 9, 2005.

        Century-TCI—Century-TCI California, L.P., a joint venture between Adelphia and Comcast Corporation.

        CEO—Chief executive officer.

        CFO—Chief financial officer.

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

        Class A Common Stock—Adelphia's Class A common stock, par value $0.01 per share.

        Class B Common Stock—Adelphia's Class B common stock, par value $0.01 per share.

        CLECs—Competitive local exchange carriers.

        CMS—Cash management system.

        Co-Borrowing Facilities—Four credit facilities established by Rigas Management, which were accessible by both the Company and the Rigas Co-Borrowing Entities.

        Code of Ethics—Adelphia's Code of Business Conduct and Ethics adopted in April 2003, as amended in May 2005.

        Comcast—Comcast Corporation.

        Comcast Purchase Agreement—Asset purchase agreement, dated as of April 20, 2005, between the Company and Comcast.

        Commencement Date—June 25, 2002, the date on which the Debtors (other than Century) filed voluntary petitions to reorganize under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court.

        Committees—Collectively, the Equity Committee and the Creditors' Committee.

        Communications Act—Communications Act of 1934, as amended.

        Company—Adelphia Communications Corporation and its consolidated subsidiaries.

        Continuity Program—Collectively, the EVP Stay Plan, the Stay Plan and the Sale Plan.

        Contracting Rigas Family Members—John J. Rigas, Timothy J. Rigas, James P. Rigas and Michael J. Rigas, acting in their individual capacities and on behalf of each entity directly or indirectly controlled by any or all of them.

        COO—Chief operating officer.

        Corporate Governance Guidelines—Adelphia's Corporate Governance Guidelines.

        Coudersport—Coudersport Television Cable Co.

        Credit Facilities—Bank debt, incurred by the Company under six different credit facilities.

        Creditors' Committee—Committee appointed by the U.S. Trustee to represent the interests of unsecured creditors of the Debtors.

        Crestview—Crestview Capital Partners, LP.

        DBS—Direct broadcast satellite.

        Debtors—Adelphia and substantially all of its domestic subsidiaries that filed voluntary petitions to reorganize under Chapter 11 in 2002.

        Delaware Action—Civil action brought by Preferred Stockholders against the Company in the Delaware Chancery Court.

        Deloitte—Deloitte & Touche LLP.

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

        DirecTV—DIRECT TV, Inc.

        Disclosure Statement—Second Amended and Restated Disclosure Statement.

        District Court—The United States District Court for the Southern District of New York.

        DoJ—United States Department of Justice.

        DSL—Digital subscriber line.

        DVR—Digital video recorders.

        EAS—Emergency Alert Systems.

        E911—Enhanced 911.

        EBITDAR—Earnings before interest, taxes, depreciation, amortization and rent.

        EBU—Equivalent bulk unit.

        EchoStar—EchoStar Communications Corporation.

        EPA—Environmental Protection Agency.

        EPSCP—The Adelphia and Hyperion Telecommunications Corporation Executive Performance Share Compensation Plan.

        Equity Committee—Committee appointed by the U.S. Trustee to represent the interests of equity holders of the Debtors.

        EVP KERP Order—Order entered by the District Court on April 20, 2005, authorizing the Company to implement several compensation and retention-related measures for Vanessa A. Wittman and Brad M. Sonnenberg.

        Exchange Act—Securities Exchange Act of 1934, as amended.

        Excluded Parties—John J. Rigas, Timothy J. Rigas and to the extent he is convicted on a charge involving fraud or false statements (other than false statements to the U.S. government or the SEC) Michael J. Rigas.

        Exit Financing Facility—Commitments from Exit Lenders for an $8.8 million fully committed exit financing facility.

        Exit Lenders—Collectively, JPMorgan Chase Bank, Credit Suisse First Boston, acting through its Cayman Islands Branch, Citicorp North America, Inc., Deutsche Bank AG Cayman Islands Branch, J.P. Morgan Securities Inc., Citigroup Global Markets Inc. and Deutsche Bank Securities Inc.

        Expanded Transaction—The Sale Transaction that contemplates the purchase by TW NY of the interest in the Company that would otherwise be purchased by Comcast.

        Expanded Transaction Letter Agreement—Letter agreement, dated as of April 20, 2005, among the Company, TW NY and Comcast.

        EVP Stay Plan—Adelphia Communications Corporation Executive Vice President Continuity Program.

        FASB—Financial Accounting Standards Board.

        FCC—Federal Communications Commission.

        Final DIP Order—Bankruptcy Court order approving the DIP Facility.

        First Extended DIP Facility—Second Amended and Restated Credit and Guaranty Agreement approved by the Bankruptcy Court on May 6, 2004, which amends and restates in its entirety the DIP Facility.

        Forfeited Securities—All right, title and interest held by the Rigas Family and the Rigas Family Entities in the Company's securities, which were forfeited to the United States pursuant to the Forfeiture Order.

        Forfeiture Order—The Consent Order of Forfeiture entered by the District Court on June 8, 2005 pursuant to which all right, title and interest of the Rigas Family and the Rigas Family Entities in the Rigas Co-Borrowing Entities (other than Coudersport and Bucktail), certain specified real estate and any securities of the Company were forfeited to the United States.

        GAAP—Generally accepted accounting principles in the United States.

        Global Settlement—Global settlement agreement between Adelphia and TelCove, dated February 21, 2004.

        Government-Rigas Settlement Agreement—Settlement agreement between the U.S. Attorney and the Rigas Family, dated April 25, 2005.

        Government Settlement Agreements—Collectively, the Adelphia-Rigas Settlement Agreement, the Non-Prosecution Agreement, the Government-Rigas Settlement Agreement and the final judgment as to Adelphia entered into by the District Court in the SEC Civil Action.

        HDTV—High definition television.

        HFC—Hybrid fiber coaxial cable.

        Highland—Highland Holdings, a Rigas Family Entity.

        Highland II—Highland Holdings II, a Rigas Family Entity.

        HSI—High-speed Internet.

        HSR Act—Hart-Scott-Rodino Act of 1976, as amended.

        IAA—Interest Acquisition Agreement among Century, ML Media, Century/ML Cable, Century-ML Cable Corp. and San Juan Cable, LLC, as buyer, dated as of June 3, 2005.

        ILECs—Incumbent local exchange carriers.

        Inter-Creditor Dispute—Collectively, the substantial disputes that exist between creditors of different Debtors that principally affect the recoveries to the holders of the FrontierVision Holdco Notes and the creditors of Arahova and ACC.

        Interim Management—Erland Kailbourne, Chairman and interim CEO, together with the Carryover Directors and certain officers engaged by the Company after May 2002.

        Interim Management Services—Management services to be provided by the Company to Coudersport and Bucktail for an interim period through and including December 31, 2005.

        IP—Internet protocol.

        ISPs—Internet service providers.

        IVR—Interactive voice response.

        LFAs—Local franchise authorities.

        Loan Parties—Adelphia and certain of its subsidiaries, collectively.

        M&A Advisors—Collectively, UBS Securities LLC and Allen & Company LLC.

        Managed Cable Entities—Certain Rigas Co-Borrowing Entities that nominally own assets related to certain cable systems that are managed by the Company.

        MDU—Multi-dwelling unit.

        MHz—Megahertz.

        MidOcean—MidOcean Partners, L.P.

        ML Media—ML Media Partners, L.P.

        MMDS—Multi-channel multipoint distribution systems.

        MVDDS—Multichannel Video Distribution & Data Service.

        MVPD—Multichannel video programming distributor.

        Named Executive Officers—Collectively, the CEO, the four other most highly compensated executive officers serving as of December 31, 2004 and each other person who served as CEO at any time during the year.

        NCTA—National Cable & Telecommunications Association.

        NDA—Non-disclosure agreement.

        NFHLP—Niagara Frontier Hockey, L.P., a Delaware limited partnership owned by the Rigas Family.

        NFHLP Bankruptcy Court—U.S. Bankruptcy Court of the Western District of New York.

        NFHLP Debtors—NFHLP and certain of its subsidiaries.

        NOL—Net operating loss.

        Non-Prosecution Agreement—Agreement between Adelphia and the U.S. Attorney, dated April 25, 2005.

        Other Rigas Entities—The Rigas Family Entities other than the Rigas Co-Borrowing Entities.

        Parnassos—Venture with Comcast in which Adelphia holds a 66.67% interest in two partnerships and manages the day-to-day operations.

        Phase I—First phase of a two-phase process for the sale of the Company: a solicitation of initial indications of interest in a possible acquisition of the Company or one or more Company-designated clusters of assets.

        Phase II—Second phase of a two-phase process for the sale of the Company: a formal bid process in which selected bidders from Phase I were invited by the Company to submit final and binding offers to acquire the Company or one or more Company-designated clusters of assets.

        Plan—Second Amended Joint Plan of Reorganization.

        Praxis—Praxis Capital Ventures, L.P., a consolidated subsidiary of Adelphia.

        Pre-petition Lender Litigation—Action by the Creditors' Committee against the agents and lenders under certain pre-petition credit facilities.

        PRP—Amended and Restated Adelphia Communications Corporation Performance Retention Plan.

        PSTN—Public switched telephone network.

        Puerto Rico Interests—ML Media and Century's joint interest in Century/ML Cable.

        Puerto Rico Systems—Cable systems in San Juan and Levittown, Puerto Rico that are owned and served by Century-ML Cable Corp.

        Purchase Agreements—Collectively, the TW Purchase Agreement and the Comcast Purchase Agreement.

        PwC—PricewaterhouseCoopers LLP, our independent registered public accounting firm.

        RBOCs—Regional Bell operating companies.

        Recap Agreement—Leveraged Recapitalization Agreement, pursuant to which Century/ML Cable agreed to redeem ML Media's 50% interest in Century/ML Cable on or before September 30, 2002.

        Redemption—Redemption pursuant to the Recap Agreement.

        Redemption Agreements—Two separate redemption agreements, each dated as of April 20, 2005, pursuant to which Comcast and TWC expect to redeem Comcast's interests in TWC and TWE.

        Resolution Process—The litigation process for the resolution of the Inter-Creditor Dispute established by the Bankruptcy Court.

        Restitution Fund—Fund, established and administered by the United States Attorney General and the SEC, for the benefit investors harmed by the activities of Rigas Management.

        RICO—Racketeering Influence and Corrupt Organizations Act.

        Rigas Civil Action—Adelphia's complaint in the Bankruptcy Court against John J. Rigas, Michael J. Rigas, Timothy J. Rigas, James P. Rigas, James Brown, Michael C. Mulcahey, Peter L. Venetis, Doris Rigas, Ellen Rigas Venetis and the Rigas Family Entities.

        Rigas Co-Borrowing Entities—Certain cable television entities that were owned by the Rigas Family and their subsidiaries that are subject to co-borrowing arrangements with the Company.

        Rigas Criminal Action—Criminal action against John J. Rigas, Timothy J. Rigas, Michael J. Rigas and Michael C. Mulcahey.

        Rigas Family—Family of John J. Rigas.

        Rigas Family Agreement—Agreement dated May 23, 2002 by which certain members of the Rigas Family resigned from their positions as officers and directors of Adelphia.

        Rigas Family Entities—Entities in which members of the Rigas Family directly or indirectly held controlling interests.

        Rigas Management—Members of the Rigas Family who held all of the senior executive positions at Adelphia and constituted five of the nine members of Adelphia' board of directors prior to May 2002.

        Sale Plan—Adelphia Communications Corporation Sale Bonus Plan, as amended.

        Sale Transaction—Transactions, effective April 20, 2005, pursuant to which Adelphia entered into definitive agreements with TW NY and Comcast.

        San Juan Cable—San Juan Cable, LLC.

        SEC—Securities and Exchange Commission.

        Second Circuit—The United States Court of Appeals for the Second Circuit.

        SEC Civil Action—Civil enforcement action filed on July 24, 2002, by the SEC against the Company, certain members of the Rigas Family and others, alleging various securities fraud claims arising out of the Rigas Family's misconduct.

        Second Extended DIP Facility—Third Amended and Restated Credit and Guaranty Agreement approved by the Bankruptcy Court on February 22, 2005, which amends and restates in its entirety the First Extended DIP Facility.

        Securities Act—Securities Act of 1933, as amended.

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

        SFAS—Statement of Financial Accounting Standards.

        SMATV systems—Satellite master antenna television systems.

        SOP—Statement of Position.

        Special Committee—Special committee of the Board, composed solely of three Carryover Directors, Dennis Coyle, Leslie Gelber and Erland Kailbourne, which began to investigate the allegations against the Rigas Family.

        Stay Plan—Adelphia Communications Corporation Key Employee Continuity Program, as amended.

        STIP—Adelphia Communications Corporation Short-Term Incentive Plan.

        Subordinated Notes—The Company's 6% and 3.25% Subordinated Notes.

        SVP—Regional senior vice president.

        Tax Code—Internal Revenue Code of 1986, as amended.

        TelCove—TelCove, Inc., formerly known as Adelphia Business Solutions, Inc.

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

        Telecommunications Act—Telecommunications Act of 1996.

        Tele-Media Ventures—Three joint ventures in which Adelphia indirectly holds interests ranging from 75% to 82% with certain affiliates of Tele-Media Corporation of Delaware.

        Time Warner—Time Warner Inc.

        TMCD—Tele-Media Corporation of Delaware.

        TWC—Time Warner Cable Inc.

        TWC Class A Common Stock—Class A Common Stock of Time Warner Cable Inc.

        TWE—Time Warner Entertainment Company, L.P.

        TW NY—Time Warner NY Cable LLC.

        TW Purchase Agreement—Asset purchase agreement, dated as of April 20, 2005, between the Company and TW NY.

        UNEs—Unbundled network elements.

        U.S. Trustee—United States Trustee for the Southern District of New York.

        U.S. Attorney—United States Attorney's Office for the Southern District of New York.

        Verizon Cable Assets—Certain Verizon cable equipment and network system assets acquired by the Company.

        VOD—Video-on-demand.

        VoIP—Voice over Internet protocol.

        X Clause Plaintiffs—The Ad Hoc Committee of holders of the Company's Subordinated Notes, together with the Bank of New York, the indenture trustee for the Subordinated Notes.

        1984 Cable Act—Cable Communications Policy Act of 1984, as amended.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADELPHIA COMMUNICATIONS CORPORATION
		By:	/s/ WILLIAM T. SCHLEYER William T. Schleyer Chairman and Chief Executive Officer
Date:	October 6, 2005

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ WILLIAM T. SCHLEYER William T. Schleyer	Chairman and Chief Executive Officer (Principal Executive Officer)	October 6, 2005
/s/ VANESSA A. WITTMAN Vanessa A. Wittman	Chief Financial Officer (Principal Financial Officer)	October 6, 2005
/s/ SCOTT D. MACDONALD Scott D. Macdonald	Chief Accounting Officer (Principal Accounting Officer)	October 6, 2005
/s/ E. THAYER BIGELOW E. Thayer Bigelow	Director	October 6, 2005
/s/ RODNEY CORNELIUS Rodney Cornelius	Director	October 6, 2005
/s/ ANTHONY KRONMAN Anthony Kronman	Director	October 6, 2005
/s/ PHILIP LOCHNER Philip Lochner	Director	October 6, 2005
/s/ SUSAN NESS Susan Ness	Director	October 6, 2005
/s/ KENNETH WOLFE Kenneth Wolfe	Director	October 6, 2005