Form 10-Q
period 2004-03-31
ADELPHIA COMMUNICATIONS CORP
filed 2005-10-07
CIK 796486

Use these links to rapidly review the document
ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES (Debtors-In-Possession) Quarterly Report on Form 10-Q for the period ended March 31, 2004 Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-16014

Adelphia Communications Corporation
(Exact name of registrant as specified in its charter)

Delaware	23-2417713
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5619 DTC Parkway
Greenwood Village, CO 80111
(Address of principal executive offices including zip code)

(303) 268-6300
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Number of shares of Class A common stock outstanding as of June 30, 2005: 228,692,414

        Number of shares of Class B common stock outstanding as of June 30, 2005: 25,055,365

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
Quarterly Report on Form 10-Q for the period ended March 31, 2004
Table of Contents

EXHIBIT INDEX
Section 302 Certification of Chief Executive Officer
Section 302 Certification of Chief Financial Officer
Section 906 Certification of Chief Executive Officer
Section 906 Certification of Chief Financial Officer

INTRODUCTORY NOTE

        In this Quarterly Report, the "Company," "we," "us" and "our" refer to Adelphia Communications Corporation ("Adelphia"), its consolidated subsidiaries and other consolidated entities. Certain terms discussed below are defined in the accompanying notes to the condensed consolidated financial statements.

        This Quarterly Report on Form 10-Q is for the quarterly period ended March 31, 2004. Simultaneously with the filing of this Quarterly Report, we are filing our Quarterly Report on Form 10-Q for the quarterly periods ended June 30, 2004 and September 30, 2004. These filings reflect our continued efforts to again be current in our periodic reporting obligations under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), after having ceased to be in compliance with those obligations as a result of the alleged improper actions of certain members of the John J. Rigas family who held all of the senior executive positions at Adelphia and constituted five of the nine members of Adelphia's board of directors (collectively, "Rigas Management") in the period prior to the commencement of the Chapter 11 bankruptcy proceedings. See "Business—Certain Significant Business Developments Occurring Since 1999—Events Leading to the Installation of Interim Management and Commencement of the Chapter 11 Cases in 2002" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission (the "SEC") on December 23, 2004 (the "2003 Form 10-K"). This Quarterly Report should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the SEC on October 6, 2005 (the "2004 Form 10-K"), the 2003 Form 10-K and all of our other reports, including Current Reports on Form 8-K, filed with or furnished to the SEC through the date of this report. As disclosed in the 2004 Form 10-K and the 2003 Form 10-K, readers should not rely on Adelphia's periodic and other reports filed with or furnished to the SEC prior to May 24, 2002.

CAUTIONARY STATEMENTS

        This Quarterly Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Exchange Act. All statements regarding Adelphia and its consolidated subsidiaries' and other consolidated entities' expected future financial position, results of operations, cash flows, sale of the Company, settlements with the SEC and the United States Attorney's Office for the Southern District of New York (the "U.S. Attorney"), sale of Century/ML Cable Venture ("Century/ML Cable"), restructuring and financing plans, potential emergence from bankruptcy, business strategy, budgets, projected costs, capital expenditures, network upgrades, products and services, competitive positions, growth opportunities, plans and objectives of management for future operations, as well as statements that include words such as "anticipate," "if," "believe," "plan," "estimate," "expect," "intend," "may," "could," "should," "will" and other similar expressions are forward-looking statements. Such forward-looking statements are inherently uncertain, and readers must recognize that actual results may differ materially from our expectations. We undertake no duty to update such forward-looking statements. You are advised, however, to consult any future disclosures we make on related subjects in our reports filed with or furnished to the SEC. Risks, uncertainties and other factors that may cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the following:

  •
  ability to satisfy certain conditions and complete the sale of substantially all of our assets to, and the assumption of certain of our liabilities by, Time Warner NY Cable LLC ("TW NY"), a subsidiary of Time Warner Cable Inc. ("TWC"), the cable subsidiary of Time Warner Inc., and Comcast Corporation ("Comcast") (the "Sale Transaction");

  •
  negative impact on our business if the Sale Transaction is not completed;

  •
  uncertainty as to whether and when the Sale Transaction will be consummated and how the business of TWC and Comcast will be operated after such consummation;

  •
  ongoing diversion of management's time and attention due to the Sale Transaction, the bankruptcy proceeding and pending litigation;

  •
  increased levels of employee attrition and erosion of employee morale due to the Sale Transaction;

  •
  availability of financing in the event the Sale Transaction is not consummated and we instead seek to emerge from bankruptcy as a stand-alone company;

  •
  potential expiration prior to consummation of the Sale Transaction of the obligation of the lenders to make loans under the Second Extended DIP Facility;

  •
  our income and franchise tax liabilities in connection with the Sale Transaction could be materially more than estimated;

  •
  ability to timely confirm the plan of reorganization filed by Adelphia and substantially all of its domestic subsidiaries (the "Debtors") with the United States Bankruptcy Court for the Southern District of New York and avoid potential termination of the Sale Transaction or purchase price adjustments under the terms and conditions of the Sale Transaction;

  •
  effects of continued adverse publicity in connection with the Chapter 11 bankruptcy proceeding;

  •
  potential dilutive impact to the stakeholders related to the substantial claims filed against us in the Chapter 11 bankruptcy proceeding;

  •
  ability to consummate the Sale Transaction and the transactions contemplated by the proposed settlements with the U.S. Attorney, the SEC and members of the John J. Rigas family (the "Rigas Family") and/or otherwise obtain title to certain cable television entities owned by the Rigas Family and their subsidiaries that are subject to co-borrowing arrangements with the Company (the "Rigas Co-Borrowing Entities") (other than Coudersport Television Cable Co. ("Coudersport") and Bucktail Broadcasting Corporation ("Bucktail")) free and clear of all third party claims if court approval of such settlements is overturned or vacated;

  •
  ability to obtain title to the Rigas Co-Borrowing Entities for transfer to TW NY and Comcast, the failure of which would result in a decrease in the purchase price payable to us under the Sale Transaction;

  •
  ability to make payments to the Restitution Fund required under the Non-Prosecution Agreement with the U.S. Attorney and satisfy our obligations under such agreement and the final judgment in the SEC civil enforcement action;

  •
  uncertainty regarding tax attributes and potential tax liabilities due to our reevaluation of our historical positions;

  •
  potential tax consequences of our settlements with the U.S. Attorney and the SEC and acquisition of the Rigas Co-Borrowing Entities (other than Coudersport and Bucktail) and the subsequent sale of the assets of such entities in the Sale Transaction;

  •
  inability to produce audited financial statements for certain of our subsidiaries and such subsidiaries' inability, therefore, to comply with applicable law;

  •
  noncompliance with the Exchange Act;

  •
  ability to comply with the financial and operational covenants of the Second Extended DIP Facility;

  •
  continued basic cable subscriber loss which may result in a material adverse effect on our financial condition and results of operations and/or purchase price adjustments under the Sale Transaction and/or termination of the Sale Transaction at the option of TW NY and Comcast;

  •
  continued lag of average revenue per unit ("ARPU") as compared with other cable system operators;

  •
  uncertainty that ARPU increases will result in improvements to our financial condition and results of operations;

  •
  effects of extensive government legislation and regulation, including by local cable franchising authorities;

  •
  ability to pass increases in our programming costs on to our customers;

  •
  continued competition from programming distributors and other communications providers;

  •
  non-renewal or termination of franchises required for the operation of our cable systems;

  •
  non-exclusivity of our cable systems' franchises;

  •
  failure to obtain necessary financing in light of substantial capital requirements;

  •
  the outcome of significant pending litigation;

  •
  ability to keep pace with technological developments and customers' demand for advanced services;

  •
  ability to develop future business opportunities; and

  •
  exposure to physical and economic events outside of our control that affect the regions we serve.

        Many of these risks, uncertainties and other factors are outside of the Company's control. Readers should consider all of these factors carefully in evaluating the forward-looking statements contained in this Quarterly Report. We discuss these risks, uncertainties and other factors more fully in other reports filed by us with or furnished to the SEC, including our 2004 Form 10-K.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	March 31, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$272,091	$252,661
Restricted cash	53,959	14,327
Accounts receivable, less allowance for doubtful accounts of $39,805, and $40,108, respectively	114,981	139,007
Other current assets	125,377	126,042

Total current assets	566,408	532,037
Noncurrent assets:
Restricted cash	29,559	74,810
Investments in equity affiliates and related receivables	261,602	256,577
Property and equipment, net	4,635,554	4,534,386
Intangible assets, net (Note 10)	7,865,487	7,667,796
Other noncurrent assets, net	122,523	131,135

Total assets	$13,481,133	$13,196,741

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$152,289	$198,208
Subscriber advance payments and deposits	36,007	28,913
Accrued liabilities (Note 10)	543,594	412,071
Deferred revenue	29,556	29,281
Current portion of parent and subsidiary debt (Note 5)	415,609	347,119
Amounts due to the Rigas Family and Other Rigas Entities from Rigas Co-Borrowing Entities (Note 3)	460,256	—

Total current liabilities	1,637,311	1,015,592

Noncurrent liabilities:
Other liabilities	46,290	129,141
Deferred revenue	108,356	110,163
Deferred income taxes	652,141	722,644

Total noncurrent liabilities	806,787	961,948
Liabilities subject to compromise (Notes 2 and 5)	18,603,975	18,184,226

Total liabilities	21,048,073	20,161,766

Commitments and contingencies (Note 9)
Minority's interest in equity of subsidiary	91,283	109,649
Stockholders' deficit:
Series preferred stock	397	397
Class A Common Stock, $.01 par value, 1,200,000,000 shares authorized, 229,787,271 shares issued and 228,692,414 shares outstanding	2,297	2,297
Convertible Class B Common Stock, $.01 par value, 300,000,000 shares authorized, 25,055,365 shares issued and outstanding	251	251
Additional paid-in capital	12,071,165	12,071,165
Accumulated other comprehensive loss, net	(10,263)	(9,680)
Accumulated deficit	(19,665,390)	(18,310,818)
Treasury stock, at cost, 1,094,857 shares of Class A Common Stock	(27,937)	(27,937)

	(7,629,480)	(6,274,325)
Amounts due from the Rigas Family and Rigas Family Entities, net (Note 4)	(28,743)	(800,349)

Total stockholders' deficit	(7,658,223)	(7,074,674)

Total liabilities and stockholders' deficit	$13,481,133	$13,196,741

See accompanying notes to the condensed consolidated financial statements.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except share and per share amounts)
(unaudited)

	Three months ended March 31,
	2004	2003
Revenue	$1,007,330	$841,573
Costs and expenses:
Direct operating and programming	652,032	563,710
Selling, general and administrative:
Third party	81,361	64,228
Rigas Family Entities (Note 4)	—	(4,237)
Investigation and re-audit related fees	30,522	9,534
Depreciation (Note 10)	247,771	204,942
Amortization	38,625	39,230
Provision for uncollectible amounts due from the Rigas Family and Rigas Family Entities (Note 4)	—	5,166

Total costs and expenses	1,050,311	882,573

Operating loss	(42,981)	(41,000)
Other income (expense), net:
Interest expense, net of amounts capitalized (contractual interest was $288,905 and $289,120 during the three months ended March 31, 2004 and 2003, respectively (Notes 2 and 5)	(97,319)	(95,823)
Other income (expense), net (three months ended March 31, 2004 includes a $425,000 provision for government settlement) (Note 9)	(425,216)	101

Total other expense, net	(522,535)	(95,722)

Loss before reorganization expenses, income taxes, share of losses of equity affiliates, minority's interest, discontinued operations and cumulative effects of accounting changes	(565,516)	(136,722)
Reorganization expenses due to bankruptcy (Note 2)	(15,348)	(20,136)

Loss before income taxes, share of losses of equity affiliates, minority's interest, discontinued operations and cumulative effects of accounting changes	(580,864)	(156,858)
Income tax benefit (expense)	73,878	(25,137)
Share of losses of equity affiliates, net	(697)	(244)
Minority's interest in loss of subsidiary	4,241	7,359

Loss from continuing operations before cumulative effects of accounting changes	(503,442)	(174,880)
Gain (loss) from discontinued operations	499	(4,245)

Loss before cumulative effects of accounting changes	(502,943)	(179,125)
Cumulative effects of accounting changes:
Due to new accounting pronouncements (Note 3)	(588,782)	—
Due to new method of amortization (Note 10)	(262,847)	—

Net loss	(1,354,572)	(179,125)
Dividend requirements applicable to preferred stock (contractual dividends were $30,031 during each of the three months ended March 31, 2004 and 2003):
Beneficial conversion feature	(1,935)	(1,768)

Net loss applicable to common stockholders	$(1,356,507)	$(180,893)

Basic and diluted loss applicable to common stockholders per weighted average share of common stock:
From continuing operations before cumulative effects of accounting changes	$(1.99)	$(0.69)
Loss from discontinued operations	—	(0.02)
Cumulative effects of accounting changes	(3.36)	—

Net loss applicable to common stockholders	$(5.35)	$(0.71)

Proforma amounts assuming the new amortization method is applied retroactively:
Loss before cumulative effect of accounting change	$(502,943)	$(181,529)

Net loss applicable to common stockholders	$(1,093,660)	$(183,297)

Basic and diluted loss per weighted average share of common stock:
Loss before cumulative effect of accounting change	$(1.99)	$(0.72)

Net loss applicable to common stockholders	$(4.31)	$(0.72)

Basic and diluted weighted average shares of common stock outstanding	253,747,779	253,747,604

See accompanying notes to the condensed consolidated financial statements.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Three months ended March 31,
	2004	2003
Operating activities:
Net loss	$(1,354,572)	$(179,125)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	247,771	204,942
Amortization	38,625	39,230
Provision for uncollectible amounts due from Rigas Family and Rigas Family Entities	—	5,166
Amortization of deferred financing costs	6,336	5,960
Cost allocations and charges to Rigas Family Entities, net	—	(7,100)
Provision for government settlement	425,000	—
Other noncash charges, net	792	2,270
Reorganization expenses due to bankruptcy	15,348	20,136
Deferred income tax (benefit) expense	(73,878)	27,094
Share of losses of equity affiliates, net	697	244
Minority's interest in loss of subsidiary	(4,241)	(7,359)
Depreciation, amortization and other noncash charges related to discontinued operations	1,234	4,240
Cumulative effects of accounting changes	851,629	—
Change in operating assets and liabilities, net of effects of initial consolidation of Rigas Co-Borrowing Entities	688	74,005

Net cash provided by operating activities before payment of reorganization expenses	155,429	189,703
Reorganization expenses paid during the period	(8,364)	(18,212)

Net cash provided by operating activities	147,065	171,491

Investing activities:
Expenditures for property and equipment	(195,803)	(150,523)
Cash advances to the Rigas Family Entities	—	(26,266)
Cash received from the Rigas Family Entities	—	41,275
Change in restricted cash	5,619	58,720
Other	(6,112)	(7,760)

Net cash used in investing activities	(196,296)	(84,554)

Financing activities:
Proceeds from debt	80,000	—
Repayments of debt	(11,339)	(8,202)

Net cash provided by (used in) financing activities	68,661	(8,202)

Increase in cash and cash equivalents	19,430	78,735
Cash and cash equivalents at beginning of period	252,661	223,630

Cash and cash equivalents at end of period	$272,091	$302,365

See accompanying notes to the condensed consolidated financial statements.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1: Background and Basis of Presentation

        The Company is engaged primarily in the cable television business. The cable systems owned by the Company are located in 31 states and Brazil. Effective January 1, 2004, the Company adopted Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities (as subsequently revised in December 2003, "FIN 46-R"), and began consolidating the Rigas Co-Borrowing Entities. The Company has concluded that the Rigas Co-Borrowing Entities represent variable interest entities for which the Company is the primary beneficiary. Accordingly, all references to the Company prior to January 1, 2004 exclude the Rigas Co-Borrowing Entities and all references to the Company subsequent to January 1, 2004 include the Rigas Co-Borrowing Entities. As a result of the consolidation of the Rigas Co-Borrowing Entities for periods commencing in 2004, the Company's results of operations, financial position and cash flows are not comparable to prior periods. For additional information, see Note 3.

        Prior to January 1, 2004, these condensed consolidated financial statements do not include the accounts of any of the entities in which members of the Rigas Family directly or indirectly held controlling interests (collectively, the "Rigas Family Entities"). The Rigas Family Entities include the Rigas Co-Borrowing Entities, as well as other Rigas Family entities (the "Other Rigas Entities"). The Company believes that under the guidelines which existed for periods prior to January 1, 2004, the Company did not have a controlling financial interest, including majority voting interest, control by contract or otherwise, in any of the Rigas Family Entities. Accordingly, the Company did not meet the criteria for consolidation of any of the Rigas Family Entities.

        In June 2002, the Debtors filed voluntary petitions to reorganize (the "Chapter 11 Cases") under Chapter 11 of Title 11 ("Chapter 11") of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). The Rigas Co-Borrowing Entities did not file for bankruptcy protection. Effective April 20, 2005, Adelphia entered into definitive agreements with TW NY and Comcast which provide for the sale of substantially all of the Company's U.S. assets. For additional information, see Note 2.

        These condensed consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business, and do not purport to show, reflect or provide for the consequences of the Debtors' Chapter 11 reorganization proceedings. In particular, these condensed consolidated financial statements do not purport to show: (i) as to assets, the amount that may be realized upon their sale or their availability to satisfy liabilities; (ii) as to pre-petition liabilities, the amounts at which claims or contingencies may be settled, or the status and priority thereof; (iii) as to stockholders' equity accounts, the effect of any changes that may be made in the capitalization of the Company; or (iv) as to operations, the effect of any changes that may be made in its business.

        In May 2002, certain Rigas Family members resigned from their positions as directors and executive officers of the Company. In addition, the Rigas Family owned Adelphia $0.01 par value Class A common stock ("Class A Common Stock") and Adelphia $0.01 par value Class B common stock ("Class B Common Stock") with a majority of the voting power in Adelphia, and was not able to exercise such voting power since the Debtors filed for protection under the Bankruptcy Code in June 2002. Prior to May 2002, the Company engaged in numerous transactions that directly or indirectly involved members of the Rigas Family and Rigas Family Entities. For additional information,

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

see Note 4. Pursuant to the Consent Order of Forfeiture entered by the United States District Court for the Southern District of New York (the "District Court") on June 8, 2005 (the "Forfeiture Order"), all right, title and interest of the Rigas Family and Rigas Family Entities in the Rigas Co-Borrowing Entities (other than Coudersport and Bucktail), certain specified real estate and any securities of the Company were forfeited to the United States on June 8, 2005 and such assets and securities are expected to be conveyed (subject to completion of forfeiture proceedings before a federal judge to determine if there are any superior claims) to the Company pursuant to an agreement between the Company and the U.S. Attorney dated April 25, 2005 (the "Non-Prosecution Agreement"), as discussed in Note 9.

        These condensed consolidated financial statements include the accounts of Adelphia and all of its subsidiaries that were directly or indirectly controlled by Adelphia prior to the bankruptcy petition. Although the Company is operating as a debtor-in-possession in the Chapter 11 Cases, the Company's ability to control the activities and operations of its subsidiaries that are also Debtors may be limited pursuant to the Bankruptcy Code. However, because the bankruptcy proceedings for the Debtors are consolidated for administrative purposes in the same Bankruptcy Court and will be overseen by the same judge, the financial statements of Adelphia and its subsidiaries have been presented on a combined basis, which is consistent with condensed consolidated financial statements (see Note 2). All inter-entity transactions between Adelphia, its subsidiaries and, beginning in 2004, the Rigas Co-Borrowing Entities have been eliminated in consolidation.

        The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures typically included in the Company's financial statements filed with its Annual Report on Form 10-K have been condensed or omitted for this Quarterly Report. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments, which consist of only normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. Certain reclassifications have been made to prior period balances to conform to the current presentation. These financial statements should be read in conjunction with the Company's 2004 Form 10-K and 2003 Form 10-K. Interim results are not necessarily indicative of results for a full year.

Note 2: Bankruptcy Proceedings and Sale of Assets of the Company

Overview

        On June 25, 2002 ("Petition Date"), the Debtors filed voluntary petitions to reorganize under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. On June 10, 2002, Century Communications Corporation ("Century"), an indirect wholly-owned subsidiary of Adelphia, filed a voluntary petition to reorganize under Chapter 11. The Debtors, which include Century, are currently operating their business as debtors-in-possession under Chapter 11. Included in the accompanying condensed consolidated financial statements are subsidiaries that did not file voluntary petitions under the Bankruptcy Code, including the Rigas Co-Borrowing Entities. The assets and liabilities of the non-filing subsidiaries, excluding the Rigas Co-Borrowing Entities, are not considered material to the condensed consolidated financial statements. The assets and liabilities of the Rigas Co-Borrowing Entities as of January 1, 2004 are presented in Note 3.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

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

        On June 25, 2005, the Debtors filed their proposed Second Amended Joint Plan of Reorganization and related Second Amended Disclosure Statement with the Bankruptcy Court. The Plan contemplates, among other things, consummation of the Sale Transaction and distribution of the cash and Class A common stock of TWC (the "TWC Class A Common Stock") received pursuant to the Sale Transaction to the stakeholders of the Debtors in accordance with the Plan.

        On September 28, 2005, the Debtors filed their proposed Third Amended Joint Plan of Reorganization (the "Plan") and related Third Amended Disclosure Statement (the "Disclosure Statement") with the Bankruptcy Court. The Plan contemplates, among other things, consummation of the Sale Transaction and distribution of the cash and TWC Class A Common Stock received pursuant to the Sale Transaction to the stakeholders of the Debtors in accordance with the Plan.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

Sale of Assets

        Effective April 20, 2005, Adelphia entered into the Sale Transaction. Upon the closing of the Sale Transaction, Adelphia will receive approximately $12.7 billion in cash and shares of TWC Class A Common Stock, which are expected to represent 16% of the outstanding equity securities of TWC as of the closing and are to be listed on the New York Stock Exchange. Such percentage assumes the redemption of Comcast's interest in TWC and is subject to adjustment for issuances pursuant to employee stock programs (subject to a cap) and issuances of securities for fair consideration. The purchase price payable by TW NY and Comcast is subject to certain adjustments. TWC, Comcast and certain of their affiliates have also agreed to swap certain cable systems and unwind Comcast's investments in TWC and Time Warner Entertainment Company, L.P., a subsidiary of TWC ("TWE"). The Sale Transaction does not include the Company's interest in Century/ML Cable, a joint venture that owns and operates cable systems in Puerto Rico, which Century and ML Media Partners, L.P. ("ML Media") separately agreed, on June 3, 2005, to sell to San Juan Cable, LLC ("San Juan Cable"). For additional information, see Note 9.

        As part of the Sale Transaction, Adelphia has agreed to transfer to TW NY and Comcast the assets related to the cable systems that were nominally owned by the Rigas Co-Borrowing Entities and are managed by the Company (such Rigas Co-Borrowing Entities are herein referred to as the "Managed Cable Entities"). Pursuant to the Forfeiture Order, all right, title and interest of the Rigas Family and Rigas Family Entities in the Rigas Co-Borrowing Entities (other than Coudersport and Bucktail) have been forfeited to the United States. Pursuant to the Non-Prosecution Agreement, the Company expects to obtain ownership of all of the Rigas Co-Borrowing Entities other than two small entities (Coudersport and Bucktail) and, accordingly, Adelphia expects to be able to transfer to TW NY and Comcast (subject to completion of forfeiture proceedings before a federal judge to determine if there are any superior claims) the assets of the Managed Cable Entities (other than Coudersport and Bucktail) as part of the Sale Transaction. If the Company is unable to transfer all of the assets of the Managed Cable Entities to Comcast and TW NY at the closing of the Sale Transaction, the initial purchase price payable by Comcast and by TW NY would be reduced by an aggregate amount of up to $600,000,000 and $390,000,000, respectively, but would become payable to the extent such assets are transferred to TW NY and Comcast within 15 months of the closing. Adelphia believes that the failure to transfer the assets of Coudersport and Bucktail to TW NY and Comcast will result in an aggregate purchase price reduction of approximately $23,000,000, reflecting a reduction to the purchase price payable by TW NY of approximately $15,000,000 and by Comcast of approximately $8,000,000.

        Pursuant to a separate agreement, dated as of April 20, 2005, TWC, among other things, has guaranteed the obligations of TW NY under the asset purchase agreement between TW NY and Adelphia.

        Until a plan of reorganization is confirmed by the Bankruptcy Court and becomes effective, the Sale Transaction cannot be consummated. The closing of the Sale Transaction is also subject to the satisfaction or waiver of conditions customary to transactions of this type, including, among others: (i) receipt of applicable regulatory approvals, including the consent of the Federal Communications Commission (the "FCC") to the transfer of certain licenses and any applicable approvals of local franchising authorities to the change in ownership of the cable systems operated by the Company to the extent not preempted by section 365 of the Bankruptcy Code; (ii) expiration or termination of the

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (iii) the offer and sale of the shares of TWC Class A Common Stock to be issued in the Sale Transaction having been exempted from registration pursuant to an order of the Bankruptcy Court confirming the Plan or a no-action letter from the staff of the SEC, or a registration statement covering the offer and sale of such shares having been declared effective; (iv) the TWC Class A Common Stock to be issued in the Sale Transaction being freely tradable and not subject to resale restrictions, except in certain circumstances; (v) approval of the shares of TWC Class A Common Stock to be issued in the Sale Transaction for listing on the New York Stock Exchange; (vi) entry by the Bankruptcy Court of a final order confirming the Plan and, contemporaneously with the closing of the Sale Transaction, consummation of the Plan; (vii) satisfactory settlement by Adelphia of the claims and causes of action brought by the SEC and the investigations by the United States Department of Justice (the "DoJ"); (viii) the absence of any material adverse effect with respect to TWC's business and certain significant components of the Company's business (without taking into consideration any loss of subscribers by the Company's business (or results thereof) already reflected in the projections specified in the asset purchase agreements or the purchase price adjustments); (ix) the number of eligible basic subscribers (as the term is used in the purchase agreements) served by the Company's cable systems as of a specified date prior to the closing of the Sale Transaction not being below an agreed upon threshold; (x) the absence of an actual change in law, or proposed change in law that has a reasonable possibility of being enacted, that would adversely affect the tax treatment accorded to the Sale Transaction with respect to TW NY; (xi) a filing of an election under Section 754 of the Internal Revenue Code of 1986, as amended, by each of Century-TCI California Communications, L.P. ("Century-TCI"), Parnassos Communications, L.P. ("Parnassos") and Western NY Cablevision L.P. ("Western NY Cablevision"); and (xii) the provision of certain audited and unaudited financial information by Adelphia.

        The closing under each purchase agreement is also conditioned on a contemporaneous closing under the other purchase agreement. However, pursuant to a letter agreement, dated as of April 20, 2005, and the asset purchase agreement between Adelphia and TW NY, TW NY has agreed to purchase the cable operations of Adelphia that Comcast would have acquired if Comcast's purchase agreement is terminated prior to closing as a result of the failure to obtain FCC or applicable antitrust approvals. In such event, and assuming TW NY received such approvals, TW NY will pay the $3.5 billion purchase price to have been paid by Comcast, less Comcast's allocable share of the liabilities of Century-TCI, Parnassos and Western NY Cablevision, which shall not be less than $549,000,000 or more than $600,000,000. Consummation of the Sale Transaction, however, is not subject to the consummation of the agreement by TWC, Comcast and certain of their affiliates to swap certain cable systems and unwind Comcast's investments in TWC and TWE, as described above. There is no assurance that TW NY would be able to obtain the required FCC or applicable antitrust approvals for the transaction contemplated by the letter agreement.

        The purchase agreements with TW NY and Comcast contain certain termination rights for Adelphia, TW NY and Comcast, and further provide that, upon termination of the purchase agreements under specified circumstances, Adelphia may be required to pay TW NY a termination fee of approximately $353,000,000 and Comcast a termination fee of $87,500,000.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

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

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

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

        The Debtors have filed several omnibus objections to certain of the claims, seeking to eliminate in excess of $2.7 trillion in claims, consisting primarily of duplicative claims. Certain claims addressed in such objections were either: (i) reduced and allowed; (ii) disallowed and expunged; or (iii) subordinated by orders of the Bankruptcy Court. Hearings on certain claims objections are also scheduled for October 25, 2005 and November 15, 2005. Certain other objections have been adjourned to allow the parties to continue to reconcile such claims. The Debtors have filed an additional omnibus objection which seeks to eliminate, reduce and/or subordinate in excess of $900 billion of claims asserted against the Debtors by Leonard Tow and Claire Tow (together, the "Tows") and the various trusts that are controlled by the Tows. Simultaneously with the filing of such omnibus objection, the Company and certain other Debtors commenced an adversary proceeding in the Bankruptcy Court by filing a complaint against Leonard Tow seeking to: (i) avoid and recover certain unauthorized post-petition transfers and/or fraudulent transfers totaling approximately $14,000,000 (the "Avoidable Transfers"); (ii) disallow Leonard Tow's claims pending the return of Avoidable Transfers; and (iii) subordinate Leonard Tow's claims. Additional omnibus objections may be filed as the claims resolution process continues.

Debtor-in-Possession ("DIP") Credit Facility

        In order to provide liquidity following the commencement of the Chapter 11 Cases, the Debtors entered into a $1,500,000,000 debtor-in-possession credit facility (as amended, the "DIP Facility"). On May 10, 2004, the Debtors entered into a $1,000,000,000 extended debtor-in-possession credit facility (the "First Extended DIP Facility"), which amended and restated the DIP Facility in its entirety. On February 25, 2005, the Debtors entered into a $1,300,000,000 further extended debtor-in-possession credit facility (the "Second Extended DIP Facility"), which amended and restated the First Extended DIP Facility in its entirety. For additional information, see Note 5.

Exit Financing Commitment

        On February 25, 2004, Adelphia executed a commitment letter and certain related documents pursuant to which a syndicate of financial institutions committed to provide to the Debtors up to $8,800,000,000 in exit financing. Following the Bankruptcy Court's approval on June 30, 2004 of the exit financing commitment, the Company paid the exit lenders a nonrefundable fee of $10,000,000 and reimbursed the exit lenders for certain expenses they had incurred through the date of such approval,

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

including certain legal expenses. In light of the agreements with TW NY and Comcast, on April 25, 2005, the Company informed the exit lenders of its election to terminate the exit financing commitment, which termination became effective on May 9, 2005. As a result of the termination, the Company recorded a charge of $58,267,000 during the second quarter of 2005, which represents previously unpaid commitment fees of $45,428,000, the nonrefundable fee of $10,000,000 and certain other expenses.

Going Concern

        As a result of the Company's filing of the bankruptcy petition and the other matters described in the following paragraphs, there is substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business, and in accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code ("SOP 90-7"). The condensed consolidated financial statements do not include any adjustments that might be required should the Company be unable to continue to operate as a going concern. In accordance with SOP 90-7, all pre-petition liabilities subject to compromise have been segregated in the condensed consolidated balance sheets and classified as liabilities subject to compromise, at the estimated amount of allowable claims. Interest expense related to pre-petition liabilities subject to compromise has been reported only to the extent that it will be paid during the Chapter 11 proceedings. In addition, no preferred stock dividends have been accrued subsequent to the Petition Date. Liabilities not subject to compromise are separately classified as current or noncurrent. Revenue, expenses, realized gains and losses, and provisions for losses resulting from reorganization are reported separately as reorganization expenses due to bankruptcy. Cash used for reorganization items is disclosed in the condensed consolidated statements of cash flows.

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

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

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

Presentation

        For periods subsequent to the Petition Date, the Company has applied the provisions of SOP 90-7. SOP 90-7 requires that pre-petition liabilities that are subject to compromise be segregated in the condensed consolidated balance sheets as liabilities subject to compromise and that revenue, expenses, realized gains and losses, and provisions for losses resulting directly from the reorganization due to the bankruptcy be reported separately as reorganization expenses in the condensed consolidated statements of operations. Liabilities subject to compromise are reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. Liabilities subject to compromise consist of the following (amounts in thousands):

	March 31, 2004	December 31, 2003
Parent and subsidiary debt	$11,560,684	$11,560,684
Parent and subsidiary debt under co-borrowing credit facilities	4,576,375	4,576,375
Accounts payable	1,058,261	1,059,231
Accrued liabilities	1,259,861	839,142
Series B Preferred Stock	148,794	148,794

Liabilities subject to compromise	$18,603,975	$18,184,226

        The Rigas Co-Borrowing Entities are jointly and severally obligated with certain of the Debtors to the lenders with respect to borrowings under certain co-borrowing facilities ("Co-Borrowing Facilities"). Borrowings under the Co-Borrowing Facilities have been presented as liabilities subject to compromise in the accompanying condensed consolidated balance sheets as collection of such borrowings from the Debtors is stayed. Collection of such borrowings from the Rigas Co-Borrowing Entities has not been stayed and actions may be taken to collect such borrowings from the Rigas Co-Borrowing Entities. However, the Rigas Co-Borrowing Entities would not have sufficient assets to satisfy claims for all liabilities under the Co-Borrowing Facilities.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

        Following is a reconciliation of the changes in liabilities subject to compromise for the period from December 31, 2003 through March 31, 2004 (amounts in thousands):

Balance at December 31, 2003	$18,184,226
Increase in the government settlement reserve (see Note 9)	425,000
Settlements	(5,251)

Balance at March 31, 2004	$18,603,975

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

Reorganization Expenses Due to Bankruptcy and Investigation and Re-audit Related Fees

        Only those fees directly related to the Chapter 11 filings are included in reorganization expenses due to bankruptcy. These expenses are offset by the interest earned during reorganization. Certain reorganization expenses are contingent upon the approval of a plan of reorganization by the Bankruptcy Court and include cure costs, financing fees and success fees. The Company is currently aware of certain success fees that potentially could be paid upon the Company's emergence from bankruptcy to third party financial advisors retained by the Company and the Committees in connection with the Chapter 11 Cases. Currently, these success fees are estimated to be between $6,500,000 and $19,950,000 in the aggregate. In addition, the Chief Executive Officer ("CEO") and the Chief Operating Officer ("COO") of the Company are eligible to receive equity awards of Adelphia stock with a minimum aggregate fair value of $17,000,000 upon the Debtors' emergence from bankruptcy. The value of such equity awards will be determined based on the average trading price of the post-emergence common stock of Adelphia during the 15 trading days immediately preceding the 90th day following the date of emergence. These equity awards, which will be subject to vesting and trading restrictions, may be increased up to a maximum aggregate value of $25,500,000 at the discretion of the board of directors of Adelphia (the "Board"). As no plan of reorganization has been confirmed by the Bankruptcy Court, no accrual for such contingent payments or equity awards has been recorded in the accompanying condensed consolidated financial statements. See Note 9 for additional

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

information. The following table sets forth certain components of reorganization expenses for the indicated periods (amounts in thousands):

	Three months ended March 31,
	2004	2003
Professional fees	$20,925	$20,802
Interest earned during reorganization	(725)	(1,406)
Other	(4,852)	740

Reorganization expenses due to bankruptcy	$15,348	$20,136

        The Company has incurred certain professional fees that, although not directly related to the Chapter 11 filing, relate to the investigation of the actions of the Rigas Family management and related efforts to comply with applicable laws and regulations. These expenses include the additional audit fees incurred for the year ended December 31, 2001 and prior, as well as legal fees, forensic consultant fees and legal defense costs paid on behalf of the Rigas Family. These expenses have been included in investigation and re-audit related fees in the accompanying condensed consolidated statements of operations.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

Condensed Financial Statements of Debtors

        The Debtors' condensed consolidated balance sheet as of March 31, 2004 is as follows (amounts in thousands):

Assets:
Total current assets	$627,901
Property and equipment, net	4,484,246
Intangible assets, net	7,356,293
Other noncurrent assets	408,598

Total assets	$12,877,038

Liabilities and Stockholders' Deficit:
Liabilities:
Other current liabilities	$737,558
Current portion of parent and subsidiary debt	415,570
Total noncurrent liabilities	799,416
Liabilities subject to compromise	18,603,975

Total liabilities	20,556,519

Minority's interest	91,283
Stockholders' deficit:
Series preferred stock	397
Common stock	2,548
Additional paid-in capital	9,569,041
Accumulated other comprehensive income, net	627
Accumulated deficit	(16,511,937)
Treasury stock, at cost	(27,937)

(6,967,261)
Amounts due from the Rigas Family and Rigas Family Entities, net	(803,503)

Total stockholders' deficit	(7,770,764)

Total liabilities and stockholders' deficit	$12,877,038

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

        The Debtors' condensed consolidated statement of operations for the three months ended March 31, 2004 is as follows (amounts in thousands):

Revenue	$957,057
Costs and expenses:
Direct operating and programming	622,756
Selling, general and administrative	76,584
Investigation and re-audit related fees	18,059
Depreciation	236,487
Amortization	36,698

Total costs and expenses	990,584

Operating loss	(33,527)
Interest expense, net of amounts capitalized	(94,150)
Other expense, net	(425,647)
Reorganization expenses due to bankruptcy	(15,348)
Income tax benefit	73,878
Share of losses of equity affiliates, net	(697)
Minority's interest in loss of subsidiary	4,241

Loss from continuing operations before cumulative effect of accounting change	(491,250)
Gain from discontinued operations	499

Loss before cumulative effect of accounting change	(490,751)
Cumulative effect of accounting change	(262,847)

Net loss	$(753,598)

        Following is the condensed consolidated cash flow data for the Debtors for the three months ended March 31, 2004 (amounts in thousands):

Net cash provided by (used in):
Operating activities	$142,073
Investing activities	$(191,725)
Financing activities	$68,661

Note 3: Variable Interest Entities

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

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

        The Company has concluded that the Rigas Co-Borrowing Entities represent variable interest entities for which the Company is the primary beneficiary, as contemplated by FIN 46-R. The Rigas Co-Borrowing Entities do business under the Adelphia name, are managed by the Company and rely on the Company in order to provide services to their customers. In addition, the Company will absorb the majority of the expected losses of the Rigas Co-Borrowing Entities. Accordingly, effective January 1, 2004, the Company began consolidating the Rigas Co-Borrowing Entities on a prospective basis and, as such, has not restated previously issued financial statements. The assets and liabilities of the Rigas Co-Borrowing Entities are included in the Company's condensed consolidated financial statements at the Rigas Co-Borrowing Entities' historical cost because these entities first became variable interest entities and Adelphia became the primary beneficiary when Adelphia and these entities were under the common control of the Rigas Family. As a result of the adoption of FIN 46-R, the Company recorded a $588,782,000 charge as a cumulative effect of a change in accounting principle as of January 1, 2004. The Company is reporting the operating results of the Rigas Co-Borrowing Entities in the "cable" segment. See Note 6 for further discussion of the Company's business segments.

        As discussed in Note 9, on April 25, 2005, the Company entered into an agreement with the U.S. Attorney. Adelphia also consented to the entry of a final judgment in the July 24, 2002 SEC civil enforcement action (the "SEC Civil Action"), thereby resolving the SEC's claims against Adelphia. Concurrently, Adelphia and the Rigas Family entered into an agreement to settle Adelphia's lawsuit against the Rigas Family, and the Rigas Family entered into an agreement with the U.S. Attorney. These agreements are collectively referred to as the "Government Settlement Agreements."

        Certain subsidiaries of Adelphia and the Rigas Co-Borrowing Entities are jointly and severally liable for all amounts borrowed pursuant to certain Co-Borrowing Facilities (see Notes 4 and 5 for additional information). Prior to the consolidation of the Rigas Co-Borrowing Entities, the Company reflected the full amounts outstanding under such Co-Borrowing Facilities as debt in the balance sheet of the Company, without regard to the attribution of such co-borrowings between the Company and the Rigas Co-Borrowing Entities, because of the joint and several liability under these Co-Borrowing Facilities.

        In addition to the Rigas Co-Borrowing Entities, the Rigas Family owned, prior to forfeiture to the United States on June 8, 2005, at least 16 additional entities that could be considered variable interest entities under FIN 46-R. None of these Other Rigas Entities is engaged in the cable business or is a co-borrower under the Company's credit agreements. Certain of these Other Rigas Entities are holding companies that acquired debt and equity securities of the Company and one of the Company's subsidiaries. The business activities of certain other of the Other Rigas Entities are not known. The Company has made an exhaustive effort to obtain the information necessary to determine whether these Other Rigas Entities are variable interest entities and, if so, whether the Company is the primary beneficiary. The Company has requested, but has not been provided, financial statements of the Other Rigas Entities. Responses to the Company's request indicate that the Other Rigas Entities are unable to provide the necessary financial information to the Company. Accordingly, the Company has not applied the provisions of FIN 46-R to the Other Rigas Entities because the Company does not have sufficient financial information to perform the required evaluations. The most significant assets believed to be owned by the Other Rigas Entities consist of Adelphia securities that were purchased from the Company. The most significant liabilities of the Other Rigas Entities of which the Company is aware are the amounts owed to the Company with respect to the purchase of such Adelphia securities and other transactions, as described in greater detail in Note 4. The Company believes that its maximum

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

exposure to future loss in its statement of operations as a result of its involvement with the Other Rigas Entities is equal to the net carrying value of its advances to the Other Rigas Entities, or approximately $28,743,000 at March 31, 2004. The net carrying value represents the application of the market price to the Adelphia securities held by such entities and does not give effect to the terms of the Plan.

        Pursuant to the Forfeiture Order, all right, title and interest of the Rigas Family and Rigas Family Entities in the Rigas Co-Borrowing Entities (other than Coudersport and Bucktail), certain specified real estate and any securities of the Company were forfeited to the United States on June 8, 2005 and such assets and securities are expected to be conveyed (subject to completion of forfeiture proceedings before a federal judge to determine if there are any superior claims) to the Company pursuant to the Non-Prosecution Agreement. See Note 9 for additional information.

        The consolidation of the Rigas Co-Borrowing Entities resulted in the following impact to the Company's condensed consolidated balance sheet as of January 1, 2004 (amounts in thousands):

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

(a)
As a result of the January 1, 2004 consolidation of the Rigas Co-Borrowing Entities, the Company has reflected a $460,256,000 payable from the Rigas Co-Borrowing Entities to the Rigas Family and Other Rigas Entities as a current liability in the accompanying condensed consolidated balance sheet. The Company has determined that this liability to certain Other Rigas Entities has no legal right of set-off against amounts due to the Rigas Co-Borrowing Entities from the Rigas Family and Other Rigas Entities. In general, amounts due to the Rigas Family and Other Rigas Entities from the Rigas Co-Borrowing Entities are unsecured, have no maturity date, have no specific repayment terms and have no specific terms for accrual of interest. No interest has been accrued with respect to this liability. As a result of the Government Settlement Agreements, this liability will not be paid. Settlement of this liability will be recognized by the Company when these amounts are settled or the underlying securities are transferred to the Company.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

(b)
Represents $416,500,000 for amounts due to the Rigas Co-Borrowing Entities from the Rigas Family and Other Rigas Entities less an allowance for uncollectible amounts of $416,500,000. See Note 4 for additional information.

(c)
Represents the elimination due to consolidation of amounts due to Adelphia from the Rigas Co-Borrowing Entities of $929,431,000 less an allowance for uncollectible amounts of $157,825,000.

(d)
Liabilities and stockholders' deficit exclude co-borrowing indebtedness attributable to the Rigas Co-Borrowing Entities of $2,846,156,000 and the related receivable as all of the co-borrowing indebtedness attributable to the Rigas Co-Borrowing Entities is already reflected in the Company's accompanying condensed consolidated balance sheets.

        The consolidation of the Rigas Co-Borrowing Entities resulted in the following impact to the Company's condensed consolidated statements of operations for the three months ended March 31, 2004 (amounts in thousands):

Revenue	$46,981
Costs and expenses:
Direct operating and programming	27,786
Selling, general and administrative:
Third party	3,159
Investigation and re-audit related fees	12,464
Depreciation	9,720
Amortization	1,927

Total costs and expenses	55,056

Operating loss	(8,075)
Other income	419

Loss before cumulative effect of accounting change	(7,656)
Cumulative effect of accounting change	(588,782)

Net loss(a)	$(596,438)

(a)
Net loss excludes amounts related to co-borrowing interest expense as the expense is reflected in the Company's condensed consolidated financial statements.

        In addition to the Rigas Family Entities, the Company performed an evaluation under FIN 46-R of other entities in which the Company has a financial interest. The Company concluded that no further adjustments to its condensed consolidated financial statements were required as a result of these evaluations and the adoption of FIN 46-R.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

Note 4: Transactions with the Rigas Family and Rigas Family Entities

        The Company has had significant involvement, directly or indirectly, with the Rigas Family and numerous legal entities owned by the Rigas Family. The involvement ranges from engaging in joint business transactions, such as co-borrowing arrangements, to managing cable system operations, participating in centralized cash management ("CMS") and accounting functions, advancing funds, purchasing goods or services and engaging in numerous other formal and informal transactions or arrangements. At March 31, 2004, the Company did not hold equity interests in any of the Rigas Family Entities. Pursuant to the Forfeiture Order, all right, title and interest of the Rigas Family and Rigas Family Entities in the Rigas Co-Borrowing Entities (other than Coudersport and Bucktail), certain specified real estate and any securities of the Company were forfeited to the United States on June 8, 2005 and such assets and securities are expected to be conveyed (subject to completion of forfeiture proceedings before a federal judge to determine if there are any superior claims) to the Company pursuant to the Non-Prosecution Agreement.

        The following table shows the amounts due from the Rigas Family and Rigas Family Entities net of the allowance for uncollectible amounts and the amounts due from the Rigas Co-Borrowing Entities prior to the 2004 consolidation of the Rigas Co-Borrowing Entities under FIN 46-R, as described in Note 3 (amounts in thousands):

	March 31, 2004	December 31, 2003
Amounts due from the Rigas Family and Other Rigas Entities	$2,630,770	$2,214,270
Amounts due from Rigas Co-Borrowing Entities*	—	929,431

Amounts due before allowance for uncollectible amounts	2,630,770	3,143,701
Allowance for uncollectible amounts	(2,602,027)	(2,343,352)

Amounts due from the Rigas Family and Rigas Family Entities, net	$28,743	$800,349

*
On January 1, 2004, the Company began consolidating the Rigas Co-Borrowing Entities in accordance with FIN 46-R. As such, amounts due from the Rigas Co-Borrowing Entities have been eliminated.

        In connection with the Government Settlement Agreements, amounts owed between Adelphia (including the forfeited Rigas Co-Borrowing Entities which are expected to be conveyed to Adelphia) and the Rigas Family and Other Rigas Entities will not be collected or paid. Settlement of the $28,743,000 included in the table above, as well as the $460,256,000 due from the Rigas Co-Borrowing Entities to the Rigas Family and Other Rigas Entities as discussed in Note 3, will be recognized by the Company when these amounts are settled or the underlying securities are transferred to the Company.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

        Changes in the amounts due from the Rigas Family and Rigas Family Entities are presented below in total and separately for amounts due from the Rigas Co-Borrowing Entities and the Rigas Family and Other Rigas Entities for the indicated periods (amounts in thousands):

	Amounts due from:
	Rigas Co-Borrowing Entities	The Rigas Family and Other Rigas Entities	Total amounts due before deducting allowance
Balance at January 1, 2004	$929,431	$2,214,270	$3,143,701
Consolidation of amounts due to the Rigas Co-Borrowing Entities from the Rigas Family and Other Rigas Entities	—	416,500	416,500
Amounts due from Rigas Co-Borrowing Entities eliminated due to consolidation	(929,431)	—	(929,431)

Balance at March 31, 2004	$—	$2,630,770	$2,630,770

        The Company has separately assessed the collectibility of the amounts due from the Rigas Family and each of the Other Rigas Entities at the end of each reporting period. Prior to the Petition Date, the Company considered these amounts to be collateral-backed loans under Statement of Financial Accounting Standards ("SFAS") No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosures. The Company adjusted the allowance for uncollectible amounts based on increases or decreases in the estimated values of the underlying net assets of the Rigas Family and each of the Other Rigas Entities available for repayment of amounts advanced. The Company's assessment of collectibility was based on an orderly sale of the Rigas Family's and Other Rigas Entities' underlying assets and did not apply current changes in circumstances to prior periods. The most significant impairment recognition occurred in June 2002 when the Debtors filed for bankruptcy protection due to the dramatic effect that the filing had on the value of the underlying assets available for repayment of the advances. Subsequent to the Petition Date, the Company ceased the recognition of increases in the values of the underlying assets of the Rigas Family and Other Rigas Entities. Once an allowance had been established against all or part of the amount owed to the Company by a Rigas Family Entity, the Company adopted the cost recovery method for purposes of recognizing co-borrowing interest. Under this method, the full amount of interest is deferred until such time as the underlying principal is fully recovered. No accounting recognition is given in the Company's financial statements for the amounts deferred.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

        Changes in the allowance for uncollectible amounts due from the Rigas Co-Borrowing Entities and the Rigas Family and Other Rigas Entities are presented below (amounts in thousands):

	Allowance for uncollectible amounts due from:
	Rigas Co- Borrowing Entities	The Rigas Family and Other Rigas Entities	Total allowance for uncollectible amounts
Balance at December 31, 2003	$(157,825)	$(2,185,527)	$(2,343,352)
Elimination of the allowance for amounts due from Rigas Co-Borrowing Entities due to consolidation	157,825	—	157,825
Consolidation of the allowance for amounts due to the Rigas Co-Borrowing Entities from the Rigas Family and Other Rigas Entities	—	(416,500)	(416,500)

Balance at March 31, 2004	$—	$(2,602,027)	$(2,602,027)

Amounts due from the Rigas Co-Borrowing Entities

        As a result of the consolidation of the Rigas Co-Borrowing Entities, the $929,431,000 receivable from the Rigas Co-Borrowing Entities and the related $157,825,000 allowance for uncollectible amounts were eliminated from the Company's condensed consolidated balance sheet as of January 1, 2004.

Amounts due from the Rigas Family and Other Rigas Entities

        Because the Company and the Rigas Family and Other Rigas Entities were under common control during the periods in which the amounts due from the Rigas Family and Other Rigas Entities were accumulated, the receivable balance, net of the allowance for uncollectible amounts, has been reported as an addition to stockholders' deficit in the accompanying condensed consolidated financial statements. In general, amounts due from the Rigas Family and Other Rigas Entities are unsecured and have no maturity date and no specified terms for the accrual of interest.

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

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

Impact of Transactions with the Rigas Family and Rigas Family Entities on Condensed Consolidated Statements of Operations

        Transactions occurring on or after January 1, 2004 between the Company and the Rigas Co-Borrowing Entities are eliminated in consolidation. The effects of various transactions between the Company and the Rigas Family and Rigas Family Entities on selling, general and administrative expenses included in the accompanying condensed consolidated statements of operations are summarized below for the three months ended March 31, 2003 (amounts in thousands):

Management fees and other costs charged by the Company to the Managed Cable Entities	$(4,562)
Management fees charged by the Rigas Family to the Company	325

Total included in selling, general and administrative	$(4,237)

        Management Fees and Other Costs Charged by the Company to the Managed Cable Entities.    The Company provides management and administrative services, under written and unwritten enforceable agreements, to the Managed Cable Entities.

        In circumstances where a written management agreement exists, a management fee is charged to the Managed Cable Entity in accordance with the written agreement. Such management agreements generally provide for a management fee based on a percentage of revenue plus reimbursements for expenses incurred by the Company on behalf of the Managed Cable Entities. Under unwritten agreements, the Company charges the Managed Cable Entities their share of costs incurred by the Company, as well as reimbursable expenses. Such charges are generally based upon the Managed Cable Entities' share of revenue or subscribers, as appropriate. The management fees actually paid by the Managed Cable Entities are generally limited by the terms of the applicable Co-Borrowing Facility. The amounts charged to the Managed Cable Entities pursuant to these arrangements are included in management fees and other charges to the Managed Cable Entities in the foregoing table and have been reflected as a reduction of selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2003. Effective January 1, 2004, these fees and cost allocations have been eliminated upon consolidation of the Rigas Co-Borrowing Entities.

        Management Fees Charged by the Rigas Family to the Company.    In one instance, the Rigas Family provided services to the Company in exchange for consideration that may or may not have been equal to the fair value of such services. Charges for services arose from Adelphia's 99.5% limited partnership interest in Praxis Capital Ventures, L.P. ("Praxis"), a consolidated subsidiary of Adelphia. Praxis was primarily engaged in making private equity investments in the telecommunications market. Adelphia committed to provide $65,000,000 of capital to Praxis, of which $8,500,000 was invested by Praxis during 2002 and 2001. The Rigas Family owns membership interests in both the Praxis general partner and the company that manages Praxis. The Praxis management company charged a management fee to Adelphia at an annual rate equal to 2% of the capital committed by Adelphia. Adelphia recorded an expense for management fees of $325,000 for the three months ended March 31, 2003.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

        By order dated October 20, 2003, the Debtors rejected the Praxis partnership agreement under applicable bankruptcy law. Rejection may give rise to pre-bankruptcy unsecured damage claims that are included in liabilities subject to compromise at the amounts expected to be allowed. As of March 31, 2004 the Company had accrued $1,300,000 in management fees due under the Praxis partnership agreement for the periods prior to rejection of the partnership agreement.

Other Transactions with the Rigas Family and Rigas Family Entities

        The Company performs all of the cash management functions for the Rigas Co-Borrowing Entities using the CMS. As such, positive cash flows of the Rigas Co-Borrowing Entities are generally deposited into the Company's cash accounts. Negative cash flows, which represent the payment of interest on co-borrowing debt for the Rigas Co-Borrowing Entities, are generally deducted from the Company's cash accounts. In addition, the personnel of the Rigas Co-Borrowing Entities are employees of the Company, and substantially all of the cash operating expenses and capital expenditures of the Rigas Co-Borrowing Entities are paid by the Company on behalf of the Rigas Co-Borrowing Entities. Charges to the Rigas Co-Borrowing Entities for such expenditures are determined by reference to the terms of the applicable third party invoices or vendor agreements. Although this activity affects the amounts due from the Rigas Co-Borrowing Entities, prior to the consolidation of the Rigas Co-Borrowing Entities, the Company did not include any of these charges as related party transactions to be separately reported in its condensed consolidated statements of operations. Effective January 1, 2004, such amounts are included in the Company's condensed consolidated statements of operations. The most significant of these expenditures incurred by the Company on behalf of the Rigas Co-Borrowing Entities during the three months ended March 31, 2003 include third party programming charges, employee related charges and third party billing service charges which are shown in the following table (amounts in thousands):

Programming charges from third party vendors	$11,789
Employee related charges	5,107
Billing charges from third party vendors	686

$17,582

        Prior to January 1, 2004, the Company recognized all of the liabilities incurred under these arrangements on behalf of the Rigas Co-Borrowing Entities. At December 31, 2003, $51,644,000 was included in accrued liabilities in the accompanying condensed consolidated balance sheet.

        During 2004 and 2003, various stipulations and orders were approved by the Bankruptcy Court that caused the Managed Cable Entities to pay approximately $28,000,000 of legal defense costs on behalf of certain members of the Rigas Family. As a result of the consolidation of the Rigas Co-Borrowing Entities, $12,500,000 of such defense costs have been included in investigation and re-audit related fees in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2004.

        In connection with the Government Settlement Agreements, the Company agreed to pay the Rigas Family an additional $11,500,000 for legal defense costs, which was paid and expensed by the Company in June 2005. The Government Settlement Agreements release the Company from further obligation to provide funding for legal defense costs for the Rigas Family.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

Note 5: Debt

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

	March 31, 2004	December 31, 2003
Current portion of parent and subsidiary debt:
Secured:
DIP Facility(a)	$354,750	$276,032
Capital lease obligations	59,946	70,159
Unsecured other subsidiary debt	913	928

Current portion of parent and subsidiary debt	$415,609	$347,119

Liabilities subject to compromise:
Parent debt—unsecured:(b)
Senior notes	$4,767,565	$4,767,565
Convertible subordinated notes(c)	1,992,022	1,992,022
Senior debentures	129,247	129,247
Pay-in-kind notes	31,847	31,847

Total parent debt	6,920,681	6,920,681

Subsidiary debt:
Secured:
Notes payable to banks	2,240,313	2,240,313
Unsecured:
Senior notes	1,105,538	1,105,538
Senior discount notes	342,830	342,830
Zero coupon senior discount notes	755,031	755,031
Senior subordinated notes	208,976	208,976
Other subsidiary debt	121,523	121,523

Total subsidiary debt	4,774,211	4,774,211

Deferred financing fees	(134,208)	(134,208)

Parent and subsidiary debt before Co-Borrowing Facilities (Note 2)	$11,560,684	$11,560,684

Co-Borrowing Facilities(d) (Note 2)	$4,576,375	$4,576,375

(a)
DIP Facility

        In connection with the Chapter 11 filings, Adelphia and certain of its subsidiaries (collectively, the "Loan Parties") entered into the $1,500,000,000 DIP Facility which was subsequently superseded and replaced by the First Extended DIP Facility, which is described below. On August 23, 2002, the Bankruptcy Court approved the DIP Facility, and on September 3, 2002, the Loan Parties closed on the DIP Facility. As part of the closing, the proceeds from the Tranche B Loan in the amount of

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

$200,000,000 were funded and transferred into certain investment accounts maintained with the administrative agents. Prior to the extension of the DIP Facility, which is described below, the DIP Facility was scheduled to expire on the earlier of June 25, 2004 or upon the occurrence of certain other events as described in the DIP Facility. Subject to certain cash management restrictions, borrowings under the DIP Facility could be used for general corporate purposes and investments, as defined in the agreement. The DIP Facility was secured by a first priority lien on all of the Company's unencumbered assets, a super priority lien on all of its assets securing its pre-petition bank debt, and a junior lien on all other assets subject to valid pre-existing liens. The DIP Facility consisted of a $1,300,000,000 Tranche A Loan revolving credit facility and a $200,000,000 Tranche B Loan. Loans under the DIP Facility accrue interest either at the Alternate Base Rate (which was the greatest of the Prime Rate, the Base CD Rate plus 1% per annum or the Federal Funds Effective Rate plus 0.5% per annum) plus 2.5% per annum or, in the case of Eurodollar loans, the Adjusted London interbank offered rates ("LIBOR"), as defined in the DIP Facility, plus 3.5% per annum. In addition to the borrowing rate, a commitment fee ranging from 0.5% to 1.0% per annum was charged on the unused portion of the Tranche A Loan.

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

        The Loan Parties made mandatory prepayments of principal on the DIP Facility in connection with the consummation of certain asset sales. As a result, the total commitment for the entire DIP Facility was reduced to $1,497,750,000 with the total commitment of the Tranche A Loan being reduced to $1,298,865,000 and the total commitment of the Tranche B Loan being reduced to $198,885,000. As of March 31, 2004, $155,865,000 under the Tranche A Loan has been drawn and letters of credit totaling $18,293,000 have been issued under the Tranche A Loan, leaving availability of $1,124,707,000 under the Tranche A Loan. There was no availability under the Tranche B Loan at March 31, 2004.

  First Extended DIP Facility

        On May 10, 2004, the Loan Parties entered into the $1,000,000,000 First Extended DIP Facility, which superseded and replaced, in its entirety, the DIP Facility. The First Extended DIP Facility was superseded and replaced in its entirety by the Second Extended DIP Facility, which is described below.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

        The First Extended DIP Facility was scheduled to mature upon the earlier of March 31, 2005, or upon the occurrence of certain other events, as described in the First Extended DIP Facility. Upon the closing of the First Extended DIP Facility, the Company borrowed an aggregate of $390,750,000 under the First Extended DIP Facility, and used all such proceeds to repay all of the then outstanding principal, accrued interest and certain related fees and expenses under the DIP Facility. The proceeds from the borrowings under the First Extended DIP Facility were permitted to be used for general corporate purposes and investments, as defined in the First Extended DIP Facility. The First Extended DIP Facility was secured with a first priority lien on all of the Loan Parties' unencumbered assets, a priming first priority lien on all assets of the Loan Parties securing their pre-petition bank debt and a junior lien on all other assets of the Loan Parties. The First Extended DIP Facility was comprised of an $800,000,000 Tranche A Loan and a $200,000,000 Tranche B Loan. The applicable margin on loans extended under the First Extended DIP Facility was reduced (when compared to the DIP Facility). Loans under the First Extended DIP Facility accrued interest at the Alternative Base Rate as defined in the First Extended DIP Facility plus 1.50%, or the Adjusted LIBOR rate, as defined in the First Extended DIP Facility plus 2.50%. In addition, under the First Extended DIP Facility, the commitment fee with respect to the unused portion of the Tranche A Loan was reduced (when compared to the DIP Facility) to a range of 0.50% to 0.75% depending upon the amount of the unused portion of the Tranche A Loan.

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

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

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

(c)
Convertible Subordinated Notes

        At March 31, 2004 and December 31, 2003, the convertible subordinated notes included: (i) $1,029,876,000 aggregate principal amount of 6% convertible subordinated notes; (ii) $975,000,000 aggregate principal amount of 3.25% convertible subordinated notes; and (iii) unamortized discounts aggregating $12,854,000. Other Rigas Entities hold $167,376,000 aggregate principal amount of the 6% notes and $400,000,000 aggregate principal amount of the 3.25% notes. The terms of the 6% notes and 3.25% notes provide for the conversion of such notes into Class A Common Stock (Class B Common Stock in the case of notes held by the Other Rigas Entities) at the option of the holder any time prior to maturity at an initial conversion price of $55.49 per share and $43.76 per share, respectively.

        Pursuant to the Forfeiture Order, all right, title and interest of the Rigas Family and Rigas Family Entities in any securities of the Company were forfeited to the United States on June 8, 2005, and such securities are expected to be conveyed (subject to completion of forfeiture proceedings before a federal judge to determine if there are any superior claims) to the Company pursuant to the Non-Prosecution Agreement. The Company will recognize the benefits of such conveyance when it occurs. For additional information, see Note 9.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

(d)
Co-Borrowing Facilities

        The Co-Borrowing Facilities represent the aggregate amount outstanding pursuant to three separate Co-Borrowing Facilities dated May 6, 1999, April 14, 2000 and September 28, 2001. Each co-borrower is jointly and severally liable for the entire amount of the indebtedness under the applicable Co-Borrowing Facility regardless of whether that co-borrower actually borrowed that amount under such Co-Borrowing Facility. All amounts outstanding under Co-Borrowing Facilities at March 31, 2004 represent pre-petition liabilities of the Debtors and have been classified as liabilities subject to compromise in the accompanying condensed consolidated balance sheets. Collection of amounts outstanding under the Co-Borrowing Facilities from the Rigas Co-Borrowing Entities has not been stayed and actions may be taken to collect such borrowings from the Rigas Co-Borrowing Entities.

        The table below sets forth amounts outstanding for the Co-Borrowing Facilities at March 31, 2004 and December 31, 2003 (amounts in thousands):

Co-Borrowing Facilities
Attributable to Rigas Co-Borrowing Entities	$2,846,156
Attributable to non-Rigas Co-Borrowing Entities	1,730,219

Total included as debt of the Company	$4,576,375

Other Debt Matters

        Due to the commencement of the Chapter 11 proceedings and the Company's failure to comply with certain financial covenants, the Company is in default on substantially all of its pre-petition debt obligations. Except as otherwise may be determined by the Bankruptcy Court, the automatic stay protection afforded by the Chapter 11 proceedings prevents any action from being taken against any of the Debtors with regard to any of the defaults under the pre-petition debt obligations. With the exception of the Company's capital lease obligations and a portion of other subsidiary debt, all of the pre-petition obligations are classified as liabilities subject to compromise in the accompanying condensed consolidated balance sheets. For additional information, see Note 2.

  Interest Rate Derivative Agreements

        At the Petition Date, all of the Company's derivative financial instruments had been settled or have since been settled except for one fixed rate swap, one variable rate swap and one interest rate collar, which remain outstanding at March 31, 2004 and December 31, 2003. As the settlement of the remaining derivative financial instruments will be determined by the Bankruptcy Court, the $3,486,000 fair value of the liability associated with the derivative financial instruments at the Petition Date has been classified as a liability subject to compromise in the accompanying condensed consolidated balance sheets.

Note 6: Segments

        The Company's only reportable operating segment is its "cable" segment. The cable segment includes the Company's cable system operations (including consolidated subsidiaries, equity method investments and variable interest entities) that provide the distribution of analog and digital video programming and high-speed Internet ("HSI") services to customers, for a monthly fee, through a

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

network of fiber optic and coaxial cables. This segment also includes the Company's media services (advertising sales) business. Upon the adoption of FIN 46-R on January 1, 2004, the reportable cable segment also includes the operations of the Rigas Co-Borrowing Entities. See Note 3 for additional information. The reportable cable segment includes five operating regions that have been combined as one reportable segment because all of such regions have similar economic characteristics. The Company identifies reportable segments as those consolidated segments that represent 10% or more of the combined revenue, net earnings or loss, or total assets of all of the Company's operating segments as of and for the period ended on the most recent balance sheet date presented. Operating segments that do not meet this threshold are aggregated for segment reporting purposes within the "corporate and other" column.

        Selected financial information concerning the Company's current operating segments is presented below for the indicated periods (amounts in thousands):

	Cable	Corporate and other	Eliminations	Total
Operating and Capital Expenditure Data:
Three months ended March 31, 2004
Revenue	$996,338	$10,992	$—	$1,007,330
Operating loss	(18,916)	(24,065)	—	(42,981)
Capital expenditures	(185,230)	(10,573)	—	(195,803)
Three months ended March 31, 2003
Revenue	$830,300	$11,273	$—	$841,573
Operating loss	(23,276)	(17,724)	—	(41,000)
Capital expenditures	(150,156)	(367)	—	(150,523)
Balance Sheet Information:
Total assets
As of March 31, 2004	$12,946,356	$5,077,952	$(4,543,175)	$13,481,133
As of December 31, 2003	$12,672,473	$4,250,691	$(3,726,423)	$13,196,741

        The Company did not derive more than 10% of its revenue from any one customer during the three months ended March 31, 2004. The Company's long-lived assets related to its foreign operations and investments were $8,103,000 and $9,837,000, as of March 31, 2004 and December 31, 2003, respectively. The Company's revenue related to its foreign operations was $3,000,000 and $2,462,000 during the three months ended March 31, 2004 and 2003, respectively. The Company's assets and revenue related to its foreign operations and investments were not significant to the Company's financial position or results of operations, respectively, during any of the periods presented.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

Note 7: Comprehensive Loss

        The Company's comprehensive loss, net of tax, for the indicated periods was as follows (amounts in thousands):

	Three Months Ended March 31
	2004	2003
Net loss	$(1,354,572)	$(179,125)
Other comprehensive income (loss):
Foreign currency translation adjustments	320	2,550
Unrealized gains (losses) on securities, net of tax	263	(91)

Other comprehensive income, net of tax	583	2,459

Comprehensive loss, net	$(1,353,989)	$(176,666)

Note 8: TelCove Settlement and Discontinued Operations

Global Settlement Agreement

        On February 21, 2004, the Debtors and TelCove, Inc. ("TelCove") executed a global settlement agreement (the "Global Settlement") that resolved, among other things, certain claims put forth by both TelCove and Adelphia. The Global Settlement provided that, on the closing date, the Company would transfer to TelCove certain settlement consideration, including approximately $60,000,000 in cash plus an additional payment of up to $2,500,000 related to certain outstanding payables, as well as certain vehicles, real property and intellectual property licenses used in the operation of TelCove's businesses. Additionally, the parties executed various annexes to the Global Settlement (collectively, the "Annex Agreements") that provided, among other things, for: (i) a five-year business commitment to TelCove for telecommunication services by the Company; (ii) future use by TelCove of certain fiber capacity in assets owned by the Company; and (iii) the mutual release by the parties from any and all liabilities, claims and causes of action that either party had or may have had against the other party. Finally, the Global Settlement provided for the transfer by the Company to TelCove of certain competitive local exchange carrier ("CLEC") systems ("CLEC Market Assets") together with the various licenses, franchises and permits related to the operation and ownership of such assets. On March 23, 2004, the Bankruptcy Court approved the Global Settlement. The Company recorded a $97,902,000 liability during the fourth quarter of 2003 to provide for the Global Settlement. The Annex Agreements became effective in accordance with their terms on April 7, 2004.

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

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

Discontinued CLEC Operations

        The Company has presented the transferred CLEC Market Assets, including the cost of the Global Settlement, as discontinued operations in the accompanying condensed consolidated financial statements beginning in the first quarter of 2004. The following table presents the summarized results of operations for the three months ended March 31, 2004 and 2003 related to the Company's discontinued operations (amounts in thousands):

	Three months ended March 31,
	2004	2003
Revenue	$9,216	$10,202

Costs and expenses:
Direct operating and programming	6,599	9,680
Selling, general and administrative	734	386
Depreciation and amortization	1,236	4,226
Other	148	155

Total costs and expenses	8,717	14,447

Gain (loss) from discontinued operations	$499	$(4,245)

Note 9: Contingencies

Reorganization Expenses due to Bankruptcy and Professional Fees

        The Company is currently aware of certain success fees that potentially could be paid upon the Company's emergence from bankruptcy to third party financial advisers retained by the Company and Committees in connection with the Chapter 11 Cases. Currently, these success fees are estimated to be between $6,500,000 and $19,950,000 in the aggregate. In addition, the CEO and the COO of the Company are eligible to receive equity awards of Adelphia stock with a minimum aggregate fair value of $17,000,000 upon the Debtors' emergence from bankruptcy. The value of such equity awards will be determined based on the average trading price of the post-emergence common stock of Adelphia during the 15 trading days immediately preceding the 90th day following the date of emergence. These equity awards, which will be subject to vesting and trading restrictions, may be increased up to a maximum aggregate value of $25,500,000 at the discretion of the Board. As no plan of reorganization has been confirmed by the Bankruptcy Court, no accrual for such contingent payments or equity awards has been recorded in the accompanying condensed consolidated financial statements.

Letters of Credit

        The Company has issued standby letters of credit for the benefit of franchise authorities and other parties, most of which have been issued to an intermediary surety bonding company. All such letters of credit will expire when the Second Extended DIP Facility expires, unless adequately collateralized. Unless otherwise amended or extended, the Second Extended DIP Facility will expire no later than March 31, 2006. At March 31, 2004, the aggregate principal amount of letters of credit issued by the Company was $63,562,000 of which $62,495,000 was issued under the DIP Facility and $1,067,000 was

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

collateralized by cash. Letters of credit issued under the DIP facilities reduce the amount that may be borrowed under the DIP facilities.

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

        On April 25, 2005, after extensive negotiations with the SEC and the U.S. Attorney, the Company entered into the Non-Prosecution Agreement pursuant to which the Company agreed, among other things: (i) to contribute $715,000,000 in value to a fund to be established and administered by the United States Attorney General and the SEC for the benefit of investors harmed by the activities of prior management (the "Restitution Fund"); (ii) to continue to cooperate with the U.S. Attorney until the later of April 25, 2007, or the date upon which all prosecutions arising out of the conduct described in the Rigas Criminal Action (as described below) and SEC Civil Action are final; and (iii) not to assert claims against the Rigas Family except for John J. Rigas, Timothy J. Rigas and Michael J. Rigas (together, the "Excluded Parties"), provided that Michael J. Rigas will cease to be an Excluded Party if all currently pending criminal proceedings against him are resolved without a felony conviction on a charge involving fraud or false statements (other than false statements to the U.S. Attorney or the SEC).

        The Company's contribution to the Restitution Fund will consist of stock, future proceeds of litigation and, assuming consummation of the Sale Transaction (or another sale generating cash of at least $10 billion), cash. In the event of a sale generating both stock and at least $10 billion in cash, as contemplated in the Sale Transaction, the components of the Company's contribution to the Restitution Fund will consist of $600,000,000 in cash and stock (with at least $200,000,000 in cash) and 50% of the first $230,000,000 of future proceeds, if any, from certain litigation against third parties who injured the Company. If, however, the Sale Transaction (or another sale) is not consummated and instead the Company emerges from bankruptcy as an independent entity, the $600,000,000 payment by the Company will consist entirely of stock in the reorganized Adelphia. Unless extended on consent of the

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

U.S. Attorney and the SEC, which consent may not be unreasonably withheld, the Company must make these payments on or before the earlier of: (i) October 15, 2006; (ii) 120 days after confirmation of a stand-alone plan of reorganization; or (iii) seven days after the first distribution of stock or cash to creditors under any plan of reorganization. The Company recorded charges of $425,000,000 and $175,000,000 during 2004 and 2002, respectively, related to the Non-Prosecution Agreement. The $425,000,000 charge is reflected in other income (expense), net in the accompanying condensed consolidated statements of operations.

        The U.S. Attorney agreed: (i) not to prosecute Adelphia or specified subsidiaries of Adelphia for any conduct (other than criminal tax violations) related to the Rigas Criminal Action (defined below) or the allegations contained in the SEC Civil Action; (ii) not to use information obtained through the Company's cooperation with the U.S. Attorney to criminally prosecute the Company for tax violations; and (iii) to convey to the Company all of the Rigas Co-Borrowing Entities forfeited by the Rigas Family and Rigas Family Entities, certain specified real estate forfeited by the Rigas Family and any securities of the Company that were directly or indirectly owned by the Rigas Family prior to forfeiture. The U.S. Attorney agreed with the Rigas Family not to require forfeiture of Coudersport and Bucktail (which together served approximately 5,000 subscribers (unaudited) in July 2005). A condition precedent to the Company's obligation to make the contribution to the Restitution Fund described in the preceding paragraph is the Company's receipt of title to the Rigas Co-Borrowing Entities, certain specified real estate and any securities described above, forfeited by the Rigas Family and Rigas Family Entities, free and clear of all liens, claims, encumbrances, or adverse interests. The forfeited Rigas Co-Borrowing Entities, anticipated to be conveyed to the Company, represent the overwhelming majority of the Rigas Co-Borrowing Entities' subscribers and value.

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

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

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

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

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

        On April 25, 2005, the Rigas Family and the U.S. Attorney entered into a settlement agreement (the "Government-Rigas Settlement Agreement") pursuant to which the Rigas Family agreed to forfeit: (i) all of the Rigas Co-Borrowing Entities with the exception of Coudersport and Bucktail; (ii) certain specified real estate; and (iii) all securities in the Company directly or indirectly owned by the Rigas Family. The U.S. Attorney agreed: (i) not to seek additional monetary penalties from the Rigas Family, including the request for a money judgment as noted above; (ii) from the proceeds of certain assets forfeited by the Rigas Family, to establish the Restitution Fund for the purpose of providing restitution to holders of the Company's publicly traded securities; and (iii) to inform the District Court of this agreement at the sentencing of John J. Rigas and Timothy J. Rigas.

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

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

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

        The Company was not a defendant in the Rigas Criminal Action, but was under investigation by the DoJ regarding matters related to alleged wrongdoing by certain members of the Rigas Family. Upon approval of the Non-Prosecution Agreement, Adelphia and specified subsidiaries are no longer subject to criminal prosecution (other than for criminal tax violations) by the U.S. Attorney for any conduct related to the Rigas Criminal Action or the allegations contained in the SEC Civil Action, so long as the Company complies with its obligations under the Non-Prosecution Agreement.

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

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

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

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

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

        In connection with the December 13, 2001 settlement of the above dispute, Adelphia, Century/ML Cable, ML Media and Highland Holdings ("Highland"), a general partnership then owned and controlled by members of the Rigas Family, entered into a Leveraged Recapitalization Agreement (the "Recap Agreement"), pursuant to which Century/ML Cable agreed to redeem ML Media's 50% interest in Century/ML Cable (the "Redemption") on or before September 30, 2002 for a purchase price between $275,000,000 and $279,800,000 depending on the timing of the Redemption, plus interest. Among other things, the Recap Agreement provided that: (i) Highland would arrange debt financing for the Redemption; (ii) Highland, Adelphia and Century would jointly and severally guarantee debt service on debt financing for the Redemption on and after the closing of the Redemption; and (iii) Highland and Century would own 60% and 40% interests, respectively, in the recapitalized Century/ML Cable. Under the terms of the Recap Agreement, Century's 50% interest in Century/ML Cable was pledged to ML Media as collateral for the Company's obligations.

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

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

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

        On August 9, 2005, Century/ML Cable filed its plan of reorganization (the "Century/ML Plan") and its related disclosure statement (the "Century/ML Disclosure Statement") with the Bankruptcy Court. By order dated August 18, 2005, the Bankruptcy Court approved the Century/ML Disclosure Statement. On September 7, 2005, the Bankruptcy Court confirmed the Century/ML Plan. The Century/ML Plan is designed to satisfy the conditions of the IAA with San Juan Cable and provides that all third party claims will either be paid in full or assumed by San Juan Cable under the terms set forth in the IAA. Consummation of the Century/ML Plan is subject to certain conditions, including the concurrent sale of the interests in Century/ML Cable pursuant to the IAA. There can be no assurance whether or when such conditions will be satisfied. The Century/ML Plan, if consummated, will not resolve the pending litigation among Adelphia, Century, Highland, Century/ML Cable and ML Media.

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

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

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

        On April 12, 2002, the district court conducted a hearing on the City's and County's application for a preliminary injunction and, on April 15, 2002, the district court issued a temporary restraining order in part, pending entry of a further order. On May 14, 2002, the district court issued a preliminary

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

injunction and entered findings of fact and conclusions of law in support thereof (the "May 14, 2002 Order"). The May 14, 2002 Order, among other things: (i) enjoined the Company from integrating the Company's and Verizon Media Ventures' system assets serving subscribers in the City and the County; (ii) required the Company to return "ownership" of the Verizon Cable Assets to Verizon Media Ventures except that the Company was permitted to continue to "manage" the assets as Verizon Media Ventures' agent to the extent necessary to avoid disruption in services until Verizon Media Ventures chose to reenter the market or sell the assets; (iii) prohibited the Company from eliminating any programming options that had previously been selected by Verizon Media Ventures or from raising the rates charged by Verizon Media Ventures; and (iv) required the Company and Verizon Media Ventures to grant the City and/or the County access to system records, contracts, personnel and facilities for the purpose of conducting an inspection of the then-current "state of the Verizon Media Ventures and the Company systems" in the City and the County. The Company appealed the May 14, 2002 Order and, on April 1, 2003, the U.S. Court of Appeals for the Ninth Circuit reversed the May 14, 2002 Order, thus removing any restrictions that had been imposed by the district court against the Company's integration of the Verizon Cable Assets, and remanded the actions back to the district court for further proceedings.

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

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

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

        On April 14, 2005, the Debtors filed a motion with the Bankruptcy Court seeking approval of a global settlement agreement (the "Tele-Media Settlement Agreement") by and among the Debtors and TMCD and certain of its affiliates (the "Tele-Media Parties") which, among other things: (i) transfers the Tele-Media Parties' ownership interests in the JV Entities to the Debtors, leaving the Debtors 100% ownership of the JV Entities; (ii) requires the Debtors to make a settlement payment to the Tele-Media Parties of $21,650,000; (iii) resolves the above-mentioned examiner motion; (iv) settles two pending avoidance actions brought by the Debtors against certain of the Tele-Media Parties; (v) reconciles 691 separate proofs of claim filed by the Tele-Media Parties, thereby allowing claims worth approximately $5,500,000 and disallowing approximately $1.9 billion of claims; (vi) requires the Tele-Media Parties to make a $912,500 payment to the Debtors related to workers' compensation policies; and (vii) effectuates mutual releases between the Debtors and the Tele-Media Parties. The Tele-Media Settlement Agreement was approved by an order of the Bankruptcy Court dated May 11, 2005 and closed on May 26, 2005.

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

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

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

        Pursuant to a stipulation among the Company, the Creditors' Committee and the Equity Committee, which is being challenged by certain pre-petition lenders, the Bankruptcy Court granted the Creditors' Committee leave and standing to file and prosecute claims against the pre-petition lenders on behalf of the Company, and granted the Equity Committee leave to seek to intervene in any such action. This stipulation also preserves the Company's ability to compromise and settle the claims against the pre-petition lenders. By motion dated July 6, 2003, the Creditors' Committee moved for Bankruptcy Court approval of this stipulation and simultaneously filed a complaint (the "Bank Complaint") against the agents and lenders under certain pre-petition credit facilities, and related entities, asserting, among other things, that these entities knew of, and participated in, the alleged improper actions by certain members of the Rigas Family and Rigas Family Entities (the "Pre-petition Lender Litigation"). The Debtors are nominal plaintiffs in this action.

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

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

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

        On or about January 8, 2004, Devon Mobile filed proofs of claim in the Chapter 11 Cases seeking, in the aggregate, approximately $100,000,000 in respect of, among other things, certain cash transfers alleged to be either preferential or fraudulent and claims for deepening insolvency, alter ego liability and breach of an alleged duty to fund Devon Mobile operations, all of which arose prior to the commencement of the Chapter 11 Cases (the "Devon Claims"). On June 21, 2004, Devon Mobile commenced an adversary proceeding in the Chapter 11 Cases (the "Devon Adversary Proceeding") through the filing of a complaint (the "Devon Complaint") which incorporates the Devon Claims. On August 20, 2004, the Company filed an answer and counterclaim in response to the Devon Complaint denying the allegations made in the Devon Complaint and asserting various counterclaims against Devon Mobile, which encompassed the Company Claims. On November 22, 2004, the Company filed a motion for leave (the "Motion for Leave") to file a third party complaint for contribution and indemnification against Devon G.P. and Lisa-Gaye Shearing Mead, the sole owner and President of Devon G.P. By endorsed order entered January 12, 2005, Judge Robert E. Gerber, the judge presiding over the Chapter 11 Cases and the Devon Adversary Proceeding, granted a recusal request made by counsel to Devon G.P. On January 21, 2005, the Devon Adversary Proceeding was reassigned from Judge Gerber to Judge Cecelia G. Morris. By an order dated April 5, 2005, Judge Morris denied the Motion for Leave and a subsequent motion for reconsideration. On May 13, 2005, the court entered an Amended Pretrial Scheduling Order extending the time for discovery and scheduled a pretrial conference for March 1, 2006, with a five day trial to be scheduled thereafter. Discovery is ongoing.

        The Company cannot predict the outcome of these legal proceedings or estimate the possible effects on the financial condition or results of operations of the Company.

        NFHLP Claim.    On January 13, 2003, Niagara Frontier Hockey, L.P., a Delaware limited partnership owned by the Rigas Family ("NFHLP") and certain of its subsidiaries (the "NFHLP Debtors") filed voluntary petitions to reorganize under Chapter 11 in the United States Bankruptcy Court of the Western District of New York (the "NFHLP Bankruptcy Court") seeking protection under the U. S. bankruptcy laws. Certain of the NFHLP Debtors entered into an agreement dated March 13, 2003 for the sale of certain assets, including the Buffalo Sabres National Hockey League team, and the assumption of certain liabilities. On October 3, 2003, the NFHLP Bankruptcy Court approved the NFHLP joint plan of liquidation. The NFHLP Debtors filed a complaint, dated November 4, 2003, against, among others, Adelphia and the Creditors' Committee seeking to enforce certain prior stipulations and orders of the NFHLP Bankruptcy Court against Adelphia and the Creditors' Committee related to the waiver of Adelphia's right to participate in certain sale proceeds resulting

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

from the sale of assets. Certain of the NFHLP Debtors' pre-petition lenders, which are also defendants in the adversary proceeding, have filed cross-complaints against Adelphia and the Creditors' Committee asking the NFHLP Bankruptcy Court to enjoin Adelphia and the Creditors' Committee from prosecuting their claims against those pre-petition lenders. Proceedings as to the complaint itself have been suspended. With respect to the cross-complaints, motion practice and discovery are proceeding concurrently; no hearing on dispositive motions has been scheduled.

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

        Deloitte filed preliminary objections seeking to dismiss the complaint, which were overruled by the court by order dated June 11, 2003. On September 15, 2003, Deloitte filed an answer, a new matter and various counterclaims in response to the complaint. In its counterclaims, Deloitte asserted causes of action against Adelphia for breach of contract, fraud, negligent misrepresentation and contribution. Also on September 15, 2003, Deloitte filed a related complaint naming as additional defendants John J. Rigas, Timothy J. Rigas, Michael J. Rigas, and James P. Rigas. In this complaint, Deloitte alleges causes of action for fraud, negligent misrepresentation and contribution. The Rigas defendants, in turn, have claimed a right to contribution and/or indemnity from Adelphia for any damages Deloitte may recover against the Rigas defendants. On January 9, 2004, Adelphia answered Deloitte's counterclaims. Deloitte moved to stay discovery in this action until completion of the Rigas Criminal Action, which Adelphia opposed. Following the motion, discovery was effectively stayed for 60 days but has now

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

commenced. Deloitte and Adelphia have exchanged documents and have begun substantive discovery. On June 9, 2005, the court entered a case management order stating that all discovery shall be completed by December 5, 2005 and that the case be ready for trial by April 3, 2006.

        The Company cannot predict the outcome of these legal proceedings or estimate the possible effects on the financial condition or results of operations of the Company.

        Series E and F Preferred Stock Conversion Postponements.    On October 29, 2004, Adelphia filed a motion to postpone the conversion of Adelphia's 7.5% Series E Mandatory Convertible Preferred Stock ("Series E Preferred Stock") into shares of Class A Common Stock from November 15, 2004 to February 1, 2005, to the extent such conversion was not already stayed by the Debtors' bankruptcy filing, in order to protect the Debtors' net operating loss carryovers. On November 18, 2004, the Bankruptcy Court entered an order approving the postponement effective November 14, 2004.

        Adelphia has subsequently entered into several stipulations further postponing, to the extent applicable, the conversion date of the Series E Preferred Stock. Adelphia has also entered into several stipulations postponing, to the extent applicable, the conversion date of the Adelphia 7.5% Series F Mandatory Convertible Preferred Stock, which was initially convertible into shares of Class A Common Stock on February 1, 2005.

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

Note 10: Other Financial Information

Supplemental Cash Flow Information

        The table below sets forth the Company's supplemental cash flow information (amounts in thousands):

	Three months ended March 31,
	2004	2003
Cash paid for interest	$92,969	$97,364
Capitalized interest	$(2,600)	$(5,396)

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

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

	Three months ended March 31,
	2004	2003
Net loss—as reported	$(1,354,572)	$(179,125)
Deduct compensation expense determined under fair value method, net of taxes of $0 for all periods	(45)	(269)

Pro forma net loss	$(1,354,617)	$(179,394)

Loss per share:
Basic and diluted—as reported	$(5.35)	$(0.71)

Basic and diluted—pro forma	$(5.35)	$(0.71)

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

        In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143 ("FIN 47"), which addresses the financial accounting and reporting obligations associated with the conditional retirement of tangible long-lived assets and the associated asset retirement costs. FIN 47 requires that, where there is an unconditional obligation to perform asset retirement activity even though there is uncertainty as to the timing and/or the method

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

of settlement may be conditional on a future event, companies must recognize a liability for the fair value of the conditional asset retirement if the fair value of the liability can be reasonably estimated. The requirements of FIN 47 are effective for fiscal periods ending after December 15, 2005. The Company is currently evaluating the impact of the adoption of FIN 47.

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

        In November 2004, the FASB issued SFAS No. 151, Inventory Costs—an amendment of ARB No. 43, ("SFAS No. 151"). In general, SFAS No. 151 requires that inventory costs such as idle facility expense, freight, handling costs and spoilage be recognized as current period charges regardless of whether they meet the "abnormal" criterion of Accounting Research Bulletin No. 43, Inventory Pricing ("ARB No. 43"). The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, and are to be applied prospectively. The adoption of SFAS No. 151 is not expected to have a material impact on the Company's consolidated results of operations or financial position.

        In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128 ("EITF No. 03-6"), which addresses the calculation and disclosure of earnings per share for companies with participating convertible securities or multiple classes of common stock. EITF No. 03-6 is effective for fiscal periods beginning after March 31, 2004. The adoption of EITF No. 03-6 did not have an impact on the Company's calculation or disclosure of earnings per share.

Earnings (Loss) Per Common Share ("EPS")

        The weighted average number of shares used for computing basic and diluted loss per share for the three months ended March 31, 2004 and 2003 was 253,747,779 and 253,747,604, respectively. Potential common shares were not included in the computation of diluted EPS because their inclusion would be anti-dilutive. At March 31, 2004, and 2003, the number of potential common shares was 87,080,354 and 87,456,704, respectively. The potential common shares consist of stock options to

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

acquire shares of Class A Common Stock and preferred securities and debt instruments that were convertible into shares of Class A Common Stock at March 31, 2004 and 2003, respectively. The foregoing potential common share amounts do not take into account the assumed number of shares that might be repurchased by the Company upon the exercise of stock options.

Change in Useful Life

        The Company periodically evaluates the useful lives of its property and equipment. Effective January 1, 2004, the Company changed the useful life used to calculate the depreciation of standard definition digital set-top boxes from five years to four years due to the introduction of advanced digital set-top boxes, which provide high definition television ("HDTV") and digital video recording capabilities, and the expected migration of new and existing customers to these advanced digital set-top boxes. In addition, consumer electronics manufacturers continue to include advanced technology necessary to receive digital and HDTV signals within television sets, which the Company expects to further contribute to the reduction in the useful life of its set-top boxes. The impact of this change in useful life on the Company's operating results for the three months ended March 31, 2004 was a $38,649,000, increase to the Company's net loss and a $0.15 increase to the Company's net loss per common share.

Intangible Assets

        Summarized below are the carrying value and accumulated amortization of intangible assets that continue to be amortized under SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"), as well as the carrying value of intangible assets which are no longer amortized (amounts in thousands):

	March 31, 2004			December 31, 2003
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Customer relationships and other	$1,716,723	$(1,027,715)	$689,008	$1,620,941	$(658,759)	$962,182
Franchise rights			5,547,769			5,193,739
Goodwill			1,628,710			1,511,875

			$7,865,487			$7,667,796

        Following the adoption of SFAS No. 142 on January 1, 2002, the Company is no longer amortizing goodwill or franchise rights. Customer relationships represent the value attributed to customer relationships acquired in business combinations and are amortized over a 10-year period. Beginning in 2004, the Company began amortizing its customer relationships using the double declining balance method. Customer relationships were amortized using the straight-line method prior to 2004. The new method of amortization was adopted to better recognize the attrition patterns of our customer relationships and has been applied to customer relationships acquired prior to 2004. The effect of the change during the three months ended March 31, 2004 was to decrease amortization expense by $5,768,000. The application of the new amortization method to customer relationships acquired prior to 2004 resulted in an additional charge of $262,847,000 which has been reflected as a cumulative effect of a change in accounting principle in the accompanying condensed consolidated statements of operations. The proforma amounts shown in the condensed consolidated statements of operations have been adjusted for the effect of retroactive application on amortization, changes in impairment of long-lived assets and minority's interest in loss of subsidiary which would have been made had the new method

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

been in effect. Amortization of intangible assets aggregated $36,529,000 and $39,230,000 for the three months ended March 31, 2004 and 2003, respectively.

        Due to the January 1, 2004 consolidation of the Rigas Co-Borrowing Entities, goodwill, franchise rights and customer relationships and other, net increased $116,844,000, $354,029,000 and $38,888,000, respectively.

Accrued Liabilities

        The details of accrued liabilities are set forth below (amounts in thousands):

	March 31, 2004	December 31, 2003
Programming costs	$97,712	$82,100
Payroll	60,664	46,868
Franchise fees	41,651	53,653
Interest	34,650	29,642
Other	308,917	199,808

Total	$543,594	$412,071

Tax Matters

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

Transactions With Other Officers and Directors

        In a letter agreement between Adelphia and FPL Group, Inc. ("FPL Group") dated January 21, 1999, Adelphia agreed to (i) repurchase 20,000 shares of 8 1/8% Series C Cumulative Preferred Stock ("Series C Preferred Stock") and 1,091,524 shares of Class A Common Stock owned by Telesat Cablevision, Inc., a subsidiary of FPL Group ("Telesat") and (ii) transfer all of the outstanding common stock of West Boca Security, Inc. ("WB Security"), a subsidiary of Olympus Communications, L.P. ("Olympus"), to FPL Group in exchange for FPL Group's 50% voting interest and 1/3 economic interest in Olympus. The Company owned the economic and voting interests in Olympus that were not then owned by FPL Group. At the time this agreement was entered into, Dennis Coyle, then a member of the Adelphia Board of Directors, was the General Counsel and Secretary of FPL Group. WB Security was a subsidiary of Olympus and WB Security's sole asset was a $108,000,000 note receivable (the "WB Note") from a subsidiary of Olympus that was secured by the FPL Group's ownership interest in Olympus and due September 1, 2004. On January 29, 1999, Adelphia purchased all of the aforementioned shares of Series C Preferred Stock and Class A Common Stock described above from Telesat for aggregate cash consideration of $149,213,000, and on October 1, 1999, the Company acquired FPL Group's interest in Olympus in exchange for all of the outstanding common

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

stock of WB Security. The acquired shares of Class A Common Stock are presented as treasury stock in the accompanying condensed consolidated balance sheets. The acquired shares of Series C Preferred Stock were returned to their original status of authorized but unissued. On June 24, 2004, the Creditors' Committee filed an adversary proceeding in the Bankruptcy Court, among other things, to avoid, recover and preserve the cash paid by Adelphia pursuant to the repurchase of its Series C Preferred Stock and Class A Common Stock together with all interest paid with respect to such repurchase. A hearing date relating to such adversary proceeding has not yet been set. Interest on the WB Note is calculated at a rate of 6% per annum (or after default at a variable rate of LIBOR plus 5%). FPL Group has the right, upon at least 60 days prior written notice, to require repayment of the principal and accrued interest on the WB Note on or after July 1, 2002. As of March 31, 2004 and December 31, 2003, the aggregate principal and interest due to the FPL Group pursuant to the WB Note was $127,537,000. The Company has not accrued interest on the WB Note for periods subsequent to the Petition Date. To date, the Company has not yet received a notice from FPL Group requiring the repayment of the WB Note.

        From May 2002 until July 2003, the Company engaged Conway, Del Genio, Gries & Co., LLC ("CDGC") to provide certain restructuring services pursuant to an engagement letter dated May 21, 2002 (the "Conway Engagement Letter"). During that time, Ronald F. Stengel, Adelphia's former and interim Chief Operating Officer and Chief Restructuring Officer, was a Senior Managing Director of CDGC. The Conway Engagement Letter provided for Mr. Stengel's services to Adelphia while remaining a full-time employee of CDGC. In addition, other employees of CDGC were assigned to assist Mr. Stengel in connection with the Conway Engagement Letter. Pursuant to the Conway Engagement Letter, the Company paid CDGC a total of $1,702,000 for its services through March 31, 2003 (which includes the services of Mr. Stengel). The Company also paid CDGC a total of $69,000 through March 31, 2003 for reimbursement of CDGC's out-of pocket expenses incurred in connection with the engagement. These amounts are included in reorganization expenses due to bankruptcy in the accompanying condensed consolidated statements of operations.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

General

        We are the fifth largest operator of cable systems in the United States. Our operations primarily consist of providing analog and digital cable services, HSI services and other advanced services over our cable systems. These services are generally provided to residential subscribers. At March 31, 2004, our consolidated cable operations served approximately 5,272,000 basic cable subscribers, of which approximately 1,888,000 also received digital cable service. Our consolidated cable systems also provided HSI services to approximately 1,141,000 subscribers at March 31, 2004. With the exception of approximately 47,000 basic cable subscribers that were located in Brazil, all of our consolidated basic cable subscribers at March 31, 2004 were located in the United States. Our domestic consolidated cable operations are located in 31 states, with large clusters in Los Angeles, New England, Western New York, West Palm Beach, Cleveland, Western Pennsylvania, Northern Virginia and Colorado Springs.

        Our only reportable operating segment is our "cable" segment. The cable segment includes our cable system operations (including consolidated subsidiaries and equity method investments) that provide video services, HSI services and media services. Operating segments that are not included in the cable segment are aggregated together in the "corporate and other" segment. For additional information, see Note 6, "Segments," to the accompanying condensed consolidated financial statements.

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

        On September 28, 2005, the Debtors filed their proposed Plan and related Disclosure Statement with the Bankruptcy Court. The Plan contemplates, among other things, (i) consummation of the Sale Transaction and (ii) distribution of the cash and common stock of TWC received pursuant to the Sale Transaction to the holders of claims against and equity interests in the Debtors in accordance with the Plan. For additional information, see Note 2, "Bankruptcy Proceedings and Sale of Assets of the Company," to the accompanying condensed consolidated financial statements.

        In order to provide liquidity, on August 26, 2002 the Debtors entered into the DIP Facility. On May 10, 2004, the Debtors entered into the First Extended DIP Facility. On February 25, 2005, the Debtors entered into the Second Extended DIP Facility. For additional information, see Note 5, "Debt," to the accompanying condensed consolidated financial statements.

        For additional information see Note 2, "Bankruptcy Proceedings and Sale of Assets of the Company," to the accompanying condensed consolidated financial statements.

Sale of Assets

        Effective April 20, 2005, we entered into the Sale Transaction. Under the terms of the Sale Transaction, TW NY and Comcast will purchase substantially all of our U.S. assets and assume certain of our liabilities. Upon the closing of the Sale Transaction, Adelphia will receive approximately $12.7 billion in cash and shares of TWC Class A Common Stock, which are expected to represent 16% of the outstanding equity securities of TWC as of the closing and are to be listed on the New York Stock Exchange. Such percentage assumes the redemption of Comcast's interest in TWC and is subject to adjustment for issuances pursuant to employee stock programs (subject to a cap) and issuances of securities for fair consideration. The purchase price payable by TW NY and Comcast is subject to certain adjustments. TWC, Comcast and certain of their affiliates have also agreed to swap certain cable systems and unwind Comcast's investments in TWC and TWE. Certain fees are due to our financial advisors upon successful completion of a sale, which are calculated as a percentage (0.11% to 0.20%) of the sale value. Additional fees may be payable depending on the outcome of the sales process. Such fees cannot be determined until the closing of the Sale Transaction. The Sale Transaction does not include our interest in our cable system joint venture in Puerto Rico, which Century and ML Media separately agreed, on June 3, 2005, to sell to San Juan Cable. For additional information, see Note 2, "Bankruptcy Proceedings and Sale of Assets of the Company," to the accompanying condensed consolidated financial statements.

Government Settlement Agreements

        On April 25, 2005, after extensive negotiations with the SEC and the U.S. Attorney, we entered into the Non-Prosecution Agreement with the U.S. Attorney, pursuant to which we agreed, among other things: (i) to contribute $715 million in value to the Restitution Fund; (ii) to continue to cooperate with the U.S. Attorney until the later of April 25, 2007, or the date upon which all prosecutions arising out of the conduct described in the Rigas Criminal Action and SEC Civil Action are final; and (iii) not to assert claims against the Rigas Family except for the Excluded Parties. We recorded a charge of $425 million during 2004 related to the Non-Prosecution Agreement. Such amount is reflected in other income (expense), net in the accompanying condensed consolidated statements of operations.

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

        The Rigas Family agreed to enter into a settlement agreement with the U.S. Attorney which, among other things, led to the Forfeiture Order. Pursuant to the Forfeiture Order, all right, title and interest of the Rigas Family and Rigas Family Entities in the Rigas Co-Borrowing Entities (other than Coudersport and Bucktail), certain specified real estate and any securities of the Company were forfeited to the United States on June 8, 2005 and such assets and securities are expected to be conveyed (subject to completion of forfeiture proceedings before a federal judge to determine if there are any superior claims) to us pursuant to the Non-Prosecution Agreement.

        For additional information about the Government Settlement Agreements, see Note 9, "Contingencies," to the accompanying condensed consolidated financial statements.

Variable Interest Entities

        In January 2003, the FASB issued FIN 46-R, which requires variable interest entities, as defined by FIN 46-R, to be consolidated by the primary beneficiary if certain criteria are met. We concluded that the Rigas Co-Borrowing Entities represent variable interest entities for which we are the primary beneficiary and have included them in our condensed consolidated financial statements effective January 1, 2004. For additional information, see Note 3, "Variable Interest Entities," to the

accompanying condensed consolidated financial statements. Due to the consolidation of the Rigas Co-Borrowing Entities effective January 1, 2004, direct comparisons of our results of operations during 2004 to corresponding prior periods are not meaningful without taking into account the effects of the Rigas Co-Borrowing Entities. Accordingly, the impacts of the operating results of the Rigas Co-Borrowing Entities are identified, where material, in the "Results of Operations" discussion below.

        The consolidation of the Rigas Co-Borrowing Entities resulted in the following impact to our condensed consolidated statements of operations for the three months ended March 31, 2004 (amounts in thousands):

Revenue	$46,981
Costs and expenses:
Direct operating and programming	27,786
Selling, general and administrative:
Third party	3,159
Investigation and re-audit related fees	12,464
Depreciation	9,720
Amortization	1,927

Total costs and expenses	55,056

Operating loss	(8,075)
Other income	419

Loss before cumulative effect of accounting change	(7,656)
Cumulative effect of accounting change	(588,782)

Net loss	$(596,438)

Discontinued Operations

        Revenue and expenses related to the CLEC Market Assets, which were transferred to TelCove effective April 2004 as part of the TelCove Global Settlement, have been included in loss from discontinued operations for all periods presented in our condensed consolidated statements of operations. For additional information, see Note 8, "TelCove Settlement and Discontinued Operations," to the accompanying condensed consolidated financial statements.

Trends

        The following table summarizes our subscribers before consolidation of the Rigas Co-Borrowing Entities, the subscribers of the Rigas Co-Borrowing Entities and our subscribers after consolidation of the Rigas Co-Borrowing Entities. Prior to January 1, 2004, we did not include the Rigas Co-Borrowing Entities' subscribers in our subscriber totals (amounts in thousands).

	March 31,
			% Increase (decrease)
	2004	2003
Subscribers before consolidation of the Rigas Co-Borrowing Entities:
Basic	5,037	5,175	(2.7)%
Digital	1,807	1,746	3.5
HSI	1,075	705	52.5
Subscribers of the Rigas Co-Borrowing Entities:
Basic	235	—	nm
Digital	81	—	nm
HSI	66	—	nm
Subscribers after consolidation of the Rigas Co-Borrowing Entities:
Basic	5,272	5,175	1.9%
Digital	1,888	1,746	8.1
HSI	1,141	705	61.8

nm—not meaningful

        We face increasing competition for our video services primarily from direct broadcast satellite operators and for our HSI services from local telephone companies. Competition has put downward pressure on the number of basic subscribers and pricing for certain services. Excluding the consolidation of the Rigas Co-Borrowing Entities, basic cable subscribers decreased 2.7% at March 31, 2004 as compared to the same period in 2003 and have continued to decline through the first half of 2005. In an effort to reverse the trend of basic subscriber losses, we are increasing our subscriber retention efforts and our emphasis on enhancing and differentiating our video products and services with video on demand, HDTV and digital video recorders. Despite these efforts, we may continue to experience a loss of basic cable subscribers.

        Excluding the consolidation of the Rigas Co-Borrowing Entities, digital cable subscribers increased 3.5% at March 31, 2004 when compared to the same period in 2003. Growth of digital cable subscribers has moderated from that of prior periods. Future growth of our digital cable business is dependent upon our ability to retain our basic subscribers and to successfully market our digital cable services.

        Excluding the consolidation of the Rigas Co-Borrowing Entities, HSI subscribers increased 52.5% at March 31, 2004 when compared to the same period in 2003. We anticipate continued demand for our HSI services. However, as the existing HSI subscriber base grows, we expect the rate of growth will continue to decline.

        We use ARPU as a measure of performance for our business. ARPU represents total revenue for the related period, divided by the number of months in the period, divided by an average of the number of monthly subscribers for the related period.

        The following table summarizes ARPU for selected revenue components. The Rigas Co-Borrowing Entities are included in the ARPU calculations for the three months ended March 31, 2004 but are not included in calculations for the corresponding 2003 period. The consolidation of the Rigas Co-Borrowing Entities did not have a material impact on ARPU.

	Three months ended March 31,
	2004	2003	Increase (decrease)
ARPU:
Video revenue (including digital cable and media services), per basic subscriber	$55.10	$48.81	$6.29

HSI revenue, per HSI subscriber	$37.68	$37.07	$0.61

Total revenue, per basic subscriber	$63.43	$54.20	$9.23

        ARPU for video revenue increased $6.29, or 13%, during the three months ended March 31, 2004 as compared to the same period in 2003. ARPU for HSI revenue increased $0.61, or 2%, during the three months ended March 31, 2004 as compared to the same period in 2003. ARPU for total revenue increased $9.23, or 17%, during the three months ended March 31, 2004 as compared to the same period in 2003. Historically, ARPU for total revenue has been increasing and we expect this trend to continue during 2005.

        Excluding the consolidation of the Rigas Co-Borrowing Entities, programming costs increased 7% during the three months ended March 31, 2004 compared to the same period in 2003. Programming costs are expected to continue to rise during the next several years, primarily due to the expansion of service offerings and industry-wide programming cost increases (particularly with respect to sports programming), reflecting both inflation-indexed and negotiated license fee increases. To offset these increased costs, we expect to continue to review and adjust, as necessary, the pricing for our services and to create efficiencies in our operations. However, any cost increases that we are not able to pass on to our subscribers through service rate increases would reduce our operating margins unless offset by improved operational efficiencies.

        Recent examples of operational efficiencies include a reduction in the number of customer care call center operations and the introduction of interactive voice response technology. These changes are designed to improve operational efficiencies by reducing the overall cost of serving subscribers as well as providing a higher level of service to subscribers.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

        The following table summarizes the results of operations for the periods presented (dollars in thousands):

	Three months ended March 31,
	2004		2003
	$	% of Revenue	$	% of Revenue
Revenue	$1,007,330	100%	$841,573	100%
Costs and expenses:
Direct operating and programming	652,032	65	563,710	67
Selling, general and administrative:
Third party and Rigas Family Entities	81,361	8	59,991	7
Investigation and re-audit related fees	30,522	3	9,534	1

Total selling, general and administrative	111,883	11	69,525	8

Depreciation	247,771	24	204,942	24
Amortization	38,625	4	39,230	5
Provision for uncollectible amounts due from the Rigas Family and Rigas Family Entities	—	—	5,166	1

Total costs and expenses	1,050,311	104	882,573	105

Operating loss	(42,981)	(4)%	(41,000)	(5)%

Other income (expense), net:
Interest expense, net of amounts capitalized	(97,319)		(95,823)
Other income (expense), net	(425,216)		101

Total other expense, net	(522,535)		(95,722)

Loss before reorganization expenses, income taxes, share of losses of equity affiliates, minority's interest, discontinued operations and cumulative effects of accounting changes	(565,516)		(136,722)
Reorganization expenses due to bankruptcy	(15,348)		(20,136)
Income tax benefit (expense)	73,878		(25,137)
Share of losses of equity affiliates, net	(697)		(244)
Minority's interest in loss of subsidiary	4,241		7,359

Loss from continuing operations before cumulative effects of accounting changes	(503,442)		(174,880)
Gain (loss) from discontinued operations	499		(4,245)
Cumulative effects of accounting changes	(851,629)		—

Net loss	$(1,354,572)		$(179,125)

Revenue

        Revenue increased $166 million, or 20%, during the three months ended March 31, 2004 as compared to the same period in 2003, of which the consolidation of the Rigas Co-Borrowing Entities accounted for $47 million, or 6%. The following table summarizes revenue for the periods indicated (dollars in thousands, except ARPU amounts):

	Three months ended March 31,
	2004		2003		2004 vs. 2003
	Revenue	% of Revenue	Revenue	% of Revenue	$ Increase (decrease)	% Increase (decrease)
Cable:
Video (including digital)	$823,231	82%	$714,456	85%	$108,775	15%
High-speed Internet	121,521	12	73,545	9	47,976	65
Media services	51,586	5	42,299	5	9,287	22

Total cable	996,338	99	830,300	99	166,038	20
Corporate and other	10,992	1	11,273	1	(281)	(2)

Total	$1,007,330	100%	$841,573	100%	$165,757	20%

ARPU	$63.43		$54.20		$9.23	17%

        Cable revenue increased $166 million, or 20%, during the three months ended March 31, 2004, as compared to the same period in 2003, of which, as noted above, the Rigas Co-Borrowing Entities accounted for $47 million, or 6%, of the increase ($38 million of video revenue, $7 million of HSI revenue and $2 million of media services revenue). The remaining increase in cable revenue was primarily attributable to increased revenue from HSI services, higher rates for basic and expanded basic service tiers, increased revenue from digital cable services and higher media services revenue. The positive impact of higher rates for basic and expanded basic service tiers was partially offset by a decrease in our basic subscriber base. An increase in HSI and digital cable subscribers accounted for most of the increase in revenue from these services. The increase in media services revenue was attributable to our ability to increase both the average rate received and the volume of advertising sold as a result of an industry wide trend of viewers switching from broadcast to cable, thereby increasing viewership and the advertising population. Subscriber counts, excluding the Rigas Co-Borrowing Entities, increased 52.5% for HSI services and 3.5% for digital cable and decreased 2.7% for basic cable when comparing subscriber counts at March 31, 2004 to the same period in 2003.

        Corporate and other revenue includes revenue from our security monitoring business, our sports programming network (Empire Sports Network) and our long-distance telephone resale business. Corporate and other revenue decreased $281,000 when comparing the three months ended March 31, 2004 to the same period in 2003.

Direct operating and programming costs

        Direct operating and programming costs increased $88 million, or 16%, during the three months ended March 31, 2004 as compared to the same period in 2003, of which the consolidation of the Rigas

Co-Borrowing Entities accounted for $28 million, or 5%. The following table summarizes direct operating and programming costs for the periods indicated (dollars in thousands):

	Three months ended March 31,
	2004	2003	$ Increase (decrease)	% Increase (decrease)
Cable:
Programming costs	$289,844	$259,563	$30,281	12%
Other cable	351,567	293,141	58,426	20

Total cable	641,411	552,704	88,707	16
Corporate and other	10,621	11,006	(385)	(3)

Total	$652,032	$563,710	$88,322	16%

        Programming costs consist primarily of costs paid to programmers for the provision of analog, premium and digital channels and pay-per-view programs. Programming costs increased $30 million, or 12%, of which the consolidation of the Rigas Co-Borrowing Entities accounted for $13 million, or 5%. The remaining increase was primarily attributable to an increase in the rates paid to programming providers and an increase in the number of programming services offered. Excluding the consolidation of the Rigas Co-Borrowing Entities, the 2004 programming cost increase was below historic trends due primarily to the decrease in our basic subscriber base.

        Other cable operating costs consist of labor and other costs associated with the provision of cable services to subscribers and the operation and maintenance of our cable systems. Other cable operating costs increased $58 million, or 20%, of which the consolidation of the Rigas Co-Borrowing Entities accounted for $15 million, or 5%. The remaining increase was primarily the result of annual wage increases and costs associated with increased customer service call activities.

        Our corporate and other operating costs include costs associated with our sports programming network, our security monitoring business and long-distance telephone resale business. Corporate and other costs decreased $385,000 when comparing the three months ended March 31, 2004 to the same period in 2003.

        Total direct operating and programming costs, expressed as a percentage of revenue, decreased to 65% for the three months ended March 31, 2004 from 67% for the three months ended March 31, 2003. This decrease reflects increased cable revenue from higher rates, as explained above, and improving operating efficiencies.

Selling, general and administrative expenses ("SG&A")

        Third party and Rigas Family Entities.    Third party and Rigas Family Entities' SG&A expenses increased $21 million, or 36%, during the three months ended March 31, 2004 as compared to the same period in 2003, of which, the consolidation of the Rigas Co-Borrowing Entities accounted for $3 million of this increase. The following table summarizes certain components of third party and Rigas Family Entities' SG&A expenses for the indicated periods (dollars in thousands):

	Three months ended March 31,
	2004	2003	$ Increase (decrease)	% Increase (decrease)
Cable	$29,134	$19,532	$9,602	49%
Corporate and other	52,227	40,459	11,768	29

Total	$81,361	$59,991	$21,370	36%

        Third party and Rigas Family Entities' SG&A expenses consist of salaries and benefits, marketing expenses, professional fees, insurance and other general and administrative expenses related to our operations. Cable SG&A expenses increased approximately $10 million when comparing the three months ended March 31, 2004 to the same period in 2003 primarily due to increased marketing expenses and the consolidation of the Rigas Co-Borrowing Entities as discussed above. The increased marketing expenses were the result of our efforts to retain our basic subscriber base and continue to grow the number of HSI subscribers.

        Corporate and other SG&A expenses include those expenses associated with our corporate functions, our sports programming network, our security monitoring business and our long-distance telephone resale business. Corporate and other SG&A expenses increased $12 million primarily due to increases in employee costs, contracted professional fees, maintenance and repair expenses and insurance expenses. These increases include, among other items, expenses associated with compliance with the Sarbanes-Oxley Act, higher hardware and software maintenance expenses and higher directors' and officers' liability insurance premiums incurred during the three months ended March 31, 2004 as compared to the same period in 2003.

        Investigation and re-audit related fees.    We incurred costs that, although not directly related to the Chapter 11 filing, are related to the investigation of the alleged actions of Rigas Management and related efforts to comply with applicable laws and regulations. These expenses include re-audit, legal and forensic consulting fees and aggregated $31 million and $10 million for the three months ending March 31, 2004 and 2003, respectively. The consolidation of the Rigas Co-Borrowing Entities accounted for $12 million of the increase, all of which relates to legal defense costs of the Rigas Family.

Depreciation

        Depreciation expense increased by $43 million, or 21%, for the three months ended March 31, 2004 as compared to the same period in 2003. The following table summarizes certain components of depreciation expense for the indicated periods (dollars in thousands):

	Three months ended March 31,
	2004	2003	$ Increase (decrease)	% Increase (decrease)
Cable	$229,970	$195,356	$34,614	18%
Corporate and other	17,801	9,586	8,215	86

Total	$247,771	$204,942	$42,829	21%

        Cable depreciation expense increased $35 million, of which the consolidation of the Rigas Co-Borrowing Entities accounted for $10 million, or 5%. The remaining increase was primarily attributable to a reduction in the useful life used to depreciate standard definition digital set-top boxes from five years to four years (for additional information, see Note 10, "Other Financial Information," to the accompanying condensed consolidated financial statements). Offsetting these increases was the net effect of a decrease in depreciation expense associated with property and equipment that has become fully depreciated or retired and increases in depreciation expense due to capital expenditures.

        Corporate and other depreciation expense increased $8 million primarily due to the write-off of abandoned assets.

Amortization

        Amortization expense was $39 million for both the three months ended March 31, 2004 and 2003. As described in Note 10, "Other Financial Information," to the accompanying condensed consolidated financial statements, beginning in 2004, we began amortizing our customer relationships using the double declining balance method. The effect of the change in 2004 was to decrease amortization expense by $6 million. This decrease was offset by increases due to the consolidation of the Rigas Co-Borrowing Entities and amortization of internally developed software costs.

Provision for uncollectible amounts due from the Rigas Family and Rigas Family Entities

        During the first quarter of 2003, we recorded an additional provision of $5 million to increase the allowance for uncollectible amounts from the Rigas Family and Rigas Family Entities due to further decreases in the fair value of the underlying net assets of the Rigas Family and Rigas Family Entities.

Interest expense, net of amounts capitalized

        Interest expense, net of amounts capitalized, was $97 million for the three months ended March 31, 2004, as compared to $96 million for the same period in 2003. The increase relates to higher average monthly outstanding debt balances, higher average interest rates and lower capitalized interest in the first three months of 2004 as compared to the same period in 2003. Since the Petition Date, we have been paying or accruing interest only on amounts outstanding under the DIP facilities and the pre-petition credit agreements, including the entire principal balance outstanding under the Co-Borrowing Facilities.

Other income (expense), net

        Other expense, net was $425 million during the three months ended March 31, 2004, as compared to $101,000 of other income, net for the three months ended March 31, 2003. In the first quarter of 2004, we recorded a $425 million charge related to the Non-Prosecution Agreement. See Note 9, "Contingencies," to the accompanying condensed consolidated financial statements for additional information.

Reorganization expenses due to bankruptcy

        Certain expenses directly related to the Chapter 11 filing are expensed and included in reorganization expenses due to bankruptcy. Such expenses aggregated $15 million and $20 million for the three months ended March 31, 2004 and 2003, respectively. We will continue to incur significant reorganization expenses until we emerge from bankruptcy. For additional information, see Note 2, "Bankruptcy Proceedings and Sale of Assets of the Company," to the accompanying condensed consolidated financial statements.

Income tax benefit (expense)

        We recorded an income tax benefit of $74 million and an income tax expense of $25 million for the three months ended March 31, 2004 and 2003, respectively. Such amounts differ from the amounts that would have resulted from the application of statutory tax rates due primarily to increases in the valuation allowances provided against our net operating loss carryforwards and other deferred tax assets during 2004 and 2003. During 2004, we re-evaluated the impact on our valuation allowance due to the timing of our reversing temporary differences, including our policy of netting the effect of reversing temporary differences associated with customer relationship intangible assets with intangible assets that have indefinite lives. As a result of this evaluation, we changed the expectations for scheduling the expected reversal of our deferred tax liabilities associated with these intangible assets and included in our income tax benefit for 2004 a $166 million reduction in the valuation allowances on deferred tax assets related to current expectations for the reversal of our deferred tax liabilities.

Minority's interest in loss of subsidiary

        Minority's interest in loss of subsidiary was $4 million for the three months ended March 31, 2004 as compared to $7 million for the same period in 2003. Minority's interest in loss of subsidiary represents the minority interest owner's share of the loss of our majority-owned subsidiary, Century-TCI.

Gain (loss) from discontinued operations

        As discussed in Note 8, "TelCove Settlement and Discontinued Operations," to the accompanying condensed consolidated financial statements, the transfer of economic risks and benefits of the CLEC Market Assets to TelCove pursuant to the Global Settlement occurred on April 7, 2004. The $499,000 gain from discontinued operations for the first three months of 2004 included $9.2 million of revenue and $8.7 million of costs and expenses. The $4 million loss from discontinued operations for the first three months of 2003 included $10 million of revenue and $14 million of costs and expenses.

Cumulative effects of accounting changes

        As a result of the adoption of FIN 46-R and the consolidation of the Rigas Co-Borrowing Entities, we recorded a charge of $589 million as a cumulative effect of an accounting change on January 1, 2004. See Note 3, "Variable Interest Entities," to the accompanying condensed consolidated financial statements for additional information. In addition, beginning in 2004, we began amortizing our customer relationships using the double declining balance method. Customer relationships were amortized using the straight-line method prior to 2004. The application of the new amortization method to customer relationships acquired prior to 2004 resulted in an additional charge of $263 million which has been reflected as a cumulative effect of a change in accounting principle. See Note 10, "Other Financial Information," to the accompanying condensed consolidated financial statements for additional information.

Net loss

        Our net loss was $1,355 million and $179 million for the three months ended March 31, 2004 and 2003, respectively. As described above, we recorded charges of $852 million for cumulative effects of accounting changes and a $425 million charge related to the Non-Prosecution Agreement. In addition, although revenue increased 20%, such increase was offset by a 19% increase in operating costs and expenses, including a $21 million increase in investigation and re-audit related fees.

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

LIQUIDITY AND CAPITAL RESOURCES

Historical Sources and Uses of Cash

        The following table summarizes net cash provided by (used in) our operating, investing and financing activities during the indicated periods (amounts in thousands):

	Three months ended March 31,
	2004	2003
Operating activities	$147,065	$171,491

Investing activities:
Capital expenditures	$(195,803)	$(150,523)
Other investing activities	(493)	65,969

Total investing activities	$(196,296)	$(84,554)

Financing activities	$68,661	$(8,202)

        Operating activities.    Net cash provided by operating activities for the three months ended March 31, 2004 and 2003 was $147 million and $171 million, respectively. The $24 million decrease during the first three months of 2004 compared to the same period of 2003 was due primarily to a decrease in accounts payable, partially offset by a decrease in accounts receivable.

        Investing activities.    Net cash used in investing activities increased to $196 million for the three months ended March 31, 2004 from $85 million for the comparable period of the prior year. In both periods, we continued to make significant capital expenditures to upgrade and rebuild our cable systems and to support the launch of new services and such expenditures increased 30% to $196 million for the three months ended March 31, 2004 from $151 million for the same period of the prior year. During the first quarter of 2004, cash used by other investing activities was $493,000 compared to cash provided by other investing activities of $66 million in the first quarter of 2003. A reduction in restricted cash of $59 million and net cash received from the Rigas Family and Rigas Family Entities of $15 million were the main components of other investing activities in the first quarter of 2003. The reduction in net cash received from the Rigas Family and Rigas Family Entities was primarily due to the consolidation of the Rigas Co-Borrowing Entities effective January 1, 2004.

        Financing activities.    Net cash provided by financing activities during the 2004 period was comprised of borrowings made pursuant to the DIP Facility, net of repayments of debt. For the three months ended March 31, 2004, we borrowed $80 million against the Tranche A Loan. There were no borrowings in the first three months of 2003.

CURRENT AND FUTURE SOURCES OF LIQUIDITY

General

        Since the Petition Date, we have utilized cash provided by operating activities and borrowings under our DIP facilities to fund capital expenditures and other liquidity requirements. As discussed in greater detail below, our restricted cash balances do not represent sources of short-term liquidity.

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

        The First Extended DIP Facility was scheduled to mature upon the earlier of March 31, 2005 or upon the occurrence of certain other events, as described in the First Extended DIP Facility. Upon the closing of the First Extended DIP Facility, we borrowed an aggregate of $391 million under the First Extended DIP Facility, and used all such proceeds to repay all of the then outstanding principal, accrued interest and certain related fees and expenses under the DIP Facility. The proceeds from the borrowings under the First Extended DIP Facility were permitted to be used for general corporate purposes and investments, as defined in the First Extended DIP Facility. The First Extended DIP Facility was secured with a first priority lien on all of the Loan Parties' unencumbered assets, a priming first priority lien on all assets of the Loan Parties securing their pre-petition bank debt and a junior lien on all other assets of the Loan Parties. The First Extended DIP Facility was comprised of an $800 million Tranche A Loan and a $200 million Tranche B Loan. Loans under the First Extended DIP Facility accrued interest at the Alternative Base Rate as defined in the First Extended DIP Facility, plus 1.50% or the Adjusted LIBOR Rate as defined in the First Extended DIP Facility, plus 2.50%.

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

Second Extended DIP Facility

        On February 25, 2005, the Loan Parties entered into the $1,300 million, Second Extended DIP Facility, which supersedes and replaces in its entirety the First Extended DIP Facility. The Second Extended DIP Facility was approved by the Bankruptcy Court on February 22, 2005 and closed on February 25, 2005. Except as set forth below, the material terms and conditions of the Second Extended DIP Facility are substantially identical to the material terms and conditions of the First Extended DIP Facility, including the covenants and collateral securing the Second Extended DIP Facility.

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

	Three months ended March 31,
	2004	2003
Free cash flow (deficit)	$(48,738)	$20,968
Adjustments to reconcile free cash flow to net cash provided by operating activities:
Capital expenditures	195,803	150,523

Net cash provided by operating activities	$147,065	$171,491

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

Current and Future Uses of Liquidity

        Contractual Obligations.    Future payments due under the Debtors' pre-petition obligations are subject to adjustment depending on Bankruptcy Court actions, further developments with respect to disputed claims, determinations of the secured status of certain claims, the value of any collateral securing such claims, or other events. Such adjustments may be material. There have been no material changes from the 2003 Form 10-K related to contractual obligations.

        Off-Balance Sheet Arrangements.    We have issued standby letters of credit for the benefit of franchise authorities and other parties, most of which have been issued to an intermediary surety bonding company. The letters of credit are collateralized by either cash or the undrawn portion of the Second Extended DIP Facility. At March 31, 2004, the aggregate principal amount of letters of credit issued by us was $63 million, of which $62 million was issued under the DIP Facility and $1 million was collateralized by cash. Letters of credit issued under the DIP facilities reduce the amount that may be borrowed under the DIP facilities. We do not have any other off-balance sheet arrangements.

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

        Our total capital expenditures for the first three months of 2004 were $196 million as compared to $151 million for the same period in 2003. In recent years, we have devoted significant capital to the rebuild and upgrade of our cable systems and substantially all of our cable networks have been rebuilt to a bandwidth of 550 Megahertz or greater with two-way capability. Nevertheless, subject to the availability of sufficient financial resources and to possible future changes in our business plan in response to the Sale Transaction, or competitive, technological, regulatory and other external developments, capital expenditures during the next several years following 2004 are not expected to decrease significantly from the 2004 level as we migrate our expenditures from the rebuild program to customer premise equipment and scaleable infrastructure associated with new services and technologies such as telephony and video on demand. The Sale Transaction also requires us to use commercially reasonable efforts to maintain capital expenditures in accordance with our long range plan.

        Liquidation of Debt and Other Liabilities.    At March 31, 2004, our liabilities totaled $21,064 million including $18,604 million representing pre-petition liabilities that are subject to compromise. We currently cannot predict the amount of cash that will be required to settle pre-petition liabilities subject to compromise, as the rights and claims of the Debtors' various creditors will be determined by a plan of reorganization that is ultimately subject to confirmation by the Bankruptcy Court.

CRITICAL ACCOUNTING POLICIES

        Subsequent to filing our 2003 Form 10-K, we concluded that the Rigas Co-Borrowing Entities represent variable interest entities for which we are the primary beneficiary, as contemplated by FIN 46-R. Accordingly, effective January 1, 2004, we began consolidating the Rigas Co-Borrowing Entities on prospective basis and, as such, have not restated previously issued financial statements. For additional information, see Note 3, "Variable Interest Entities," to the accompanying condensed consolidated financial statements.

NEW ACCOUNTING PRONOUNCEMENTS

        In May 2005, the FASB issued SFAS No. 154 which provides guidance on the accounting for and reporting of accounting changes and error corrections. In general, in the absence of explicit transition requirements for new pronouncements, SFAS No. 154 requires retrospective application of the effects of changes in accounting principle to prior periods' financial statements, unless it is impracticable to determine the effects of the change. The provisions of SFAS No. 154 are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material impact on our consolidated results of operations or financial position.

        In March 2005, the FASB issued FIN 47 which addresses the financial accounting and reporting obligations associated with the conditional retirement of tangible long-lived assets and the associated asset retirement costs. FIN 47 requires that, where there is an unconditional obligation to perform asset retirement activity even though there is uncertainty as to the timing and/or the method of settlement may be conditional on a future event, companies must recognize a liability for the fair value of the conditional asset retirement if the fair value of the liability can be reasonably estimated. The requirements of FIN 47 are effective for fiscal periods ending after December 15, 2005. We are currently evaluating the impact of the adoption of FIN 47.

        In December 2004, the FASB issued SFAS No. 123-R. Generally, SFAS No. 123-R requires us to recognize the grant-date fair value of stock options as compensation expense in its consolidated statements of operations at the date the options are issued to employees. SFAS No. 123-R applies to all options and other share-based payments granted after December 31, 2005 and to previously granted awards that are either unvested as of the adoption date or are modified after the adoption date. Following an April 2005 amendment to SFAS No. 123-R, we are required to adopt this pronouncement on January 1, 2006 for our 2006 fiscal year.

        We have not granted any stock options since the Petition Date and do not anticipate granting any new options until we emerge from bankruptcy. All options currently outstanding will be fully vested prior to the adoption of SFAS No. 123-R. Accordingly, at this time, the adoption of SFAS No. 123-R will not impact our consolidated results of operations.

        In December 2004, the FASB issued SFAS No. 153. In general, SFAS No. 153 requires that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged, unless the entity's future cash flows are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, and are to be applied prospectively. The adoption of SFAS No. 153 is not expected to have a material impact on our consolidated results of operations or financial position.

        In November 2004, the FASB issued SFAS No. 151. In general, SFAS No. 151 requires that inventory costs such as idle facility expense, freight, handling costs and spoilage be recognized as current period charges regardless of whether they meet the "abnormal" criterion of ARB No. 43. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, and are to be applied prospectively. The adoption of SFAS No. 151 is not expected to have a material impact on our consolidated results of operations or financial position.

        In March 2004, the EITF reached a consensus on Issue No. 03-6 which addresses the calculation and disclosure of earnings per share for companies with participating convertible securities or multiple classes of common stock. EITF No. 03-6 is effective for fiscal periods beginning after March 31, 2004. The adoption of EITF No. 03-6 did not have an impact on our calculation or disclosure of earnings per share.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no material changes from the 2004 Form 10-K and 2003 Form 10-K related to our exposure to market risk from interest rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our CEO, Chief Financial Officer ("CFO") and Chief Accounting Officer ("CAO"), as appropriate, to allow timely decisions regarding required financial disclosure.

        Our management, under the supervision and with the participation of our CEO, CFO and CAO, has completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the fiscal year ended December 31, 2004. Based on our evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, which included consideration of certain material weaknesses and our inability to file this Quarterly Report on Form 10-Q within the statutory time period, our management, including our CEO, CFO and CAO, concluded that as of December 31, 2004, the Company's disclosure controls and procedures were not effective. In light of the material weaknesses, we performed additional analyses and other post-closing procedures to ensure the condensed consolidated financial statements (unaudited) were prepared in accordance with GAAP. Accordingly, we believe that the condensed consolidated financial statements (unaudited) included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company's financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

        In connection with our evaluation of the effectiveness of the Company's internal control over financial reporting at December 31, 2004, we have taken a number of steps that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

        Throughout 2004, the Company, assisted by significant outside resources that supplemented our accounting and internal audit functions, carried out documentation and testing of the Company's internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002 and Audit Standard No. 2 as promulgated by the Public Company Accounting Oversight Board. During this documentation and testing process, we preliminarily identified a substantial number of internal control deficiencies, including, to the extent they still existed, the material weaknesses and/or reportable conditions discussed in our 2003 Form 10-K. As part of our Sarbanes-Oxley Section 404 efforts, we reviewed these deficiencies, including identification of those that relate to key internal controls over financial reporting, and determined the level of significance of each such key deficiency. As of the filing of this Quarterly Report, we have successfully remediated a portion of these control deficiencies. We will continue our efforts to remediate previously disclosed internal control deficiencies that are unremediated as of the filing date of this Quarterly Report.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        Bankruptcy Proceedings.    On June 25, 2002, Adelphia and substantially all of its wholly-owned, domestic subsidiaries filed voluntary petitions to reorganize under Chapter 11 in the Bankruptcy Court. Previously, on June 10, 2002, Century filed a voluntary petition to reorganize under Chapter 11, seeking protection under the U.S. bankruptcy laws. These cases are being jointly administered under the caption "In re: Adelphia Communications Corporation, et al., Case No. 02-41729." We are currently operating as debtors-in-possession.

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

        On April 25, 2005, after extensive negotiations with the SEC and the U.S. Attorney, the Company entered into the Non-Prosecution Agreement pursuant to which the Company agreed, among other things: (i) to contribute $715,000,000 in value to a fund to be established and administered by the United States Attorney General and the SEC for the benefit of investors harmed by the activities of prior management (the "Restitution Fund"); (ii) to continue to cooperate with the U.S. Attorney until the later of April 25, 2007, or the date upon which all prosecutions arising out of the conduct described in the Rigas Criminal Action (as described below) and SEC Civil Action are final; and (iii) not to assert claims against the Rigas Family except for John J. Rigas, Timothy J. Rigas and Michael J. Rigas (together, the "Excluded Parties"), provided that Michael J. Rigas will cease to be an Excluded Party if all currently pending criminal proceedings against him are resolved without a felony conviction on a charge involving fraud or false statements (other than false statements to the U.S. Attorney or the SEC).

        The Company's contribution to the Restitution Fund will consist of stock, future proceeds of litigation and, assuming consummation of the Sale Transaction (or another sale generating cash of at least $10 billion), cash. In the event of a sale generating both stock and at least $10 billion in cash, as contemplated in the Sale Transaction, the components of the Company's contribution to the Restitution Fund will consist of $600,000,000 in cash and stock (with at least $200,000,000 in cash) and 50% of the first $230,000,000 of future proceeds, if any, from certain litigation against third parties who injured the Company. If, however, the Sale Transaction (or another sale) is not consummated and instead the Company emerges from bankruptcy as an independent entity, the $600,000,000 payment by the Company will consist entirely of stock in the reorganized Adelphia. Unless extended on consent of the

U.S. Attorney and the SEC, which consent may not be unreasonably withheld, the Company must make these payments on or before the earlier of: (i) October 15, 2006; (ii) 120 days after confirmation of a stand-alone plan of reorganization; or (iii) seven days after the first distribution of stock or cash to creditors under any plan of reorganization. The Company recorded charges of $425,000,000 and $175,000,000 during 2004 and 2002, respectively, related to the Non-Prosecution Agreement. The $425,000,000 charge is reflected in other income (expense), net in the accompanying condensed consolidated statements of operations.

        The U.S. Attorney agreed: (i) not to prosecute Adelphia or specified subsidiaries of Adelphia for any conduct (other than criminal tax violations) related to the Rigas Criminal Action (defined below) or the allegations contained in the SEC Civil Action; (ii) not to use information obtained through the Company's cooperation with the U.S. Attorney to criminally prosecute the Company for tax violations; and (iii) to convey to the Company all of the Rigas Co-Borrowing Entities forfeited by the Rigas Family and Rigas Family Entities, certain specified real estate forfeited by the Rigas Family and any securities of the Company that were directly or indirectly owned by the Rigas Family prior to forfeiture. The U.S. Attorney agreed with the Rigas Family not to require forfeiture of Coudersport and Bucktail (which together served approximately 5,000 subscribers (unaudited) in July 2005). A condition precedent to the Company's obligation to make the contribution to the Restitution Fund described in the preceding paragraph is the Company's receipt of title to the Rigas Co-Borrowing Entities, certain specified real estate and any securities described above, forfeited by the Rigas Family and Rigas Family Entities, free and clear of all liens, claims, encumbrances, or adverse interests. The forfeited Rigas Co-Borrowing Entities, anticipated to be conveyed to the Company, represent the overwhelming majority of the Rigas Co-Borrowing Entities' subscribers and value.

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

        On April 25, 2005, the Rigas Family and the U.S. Attorney entered into a settlement agreement (the "Government-Rigas Settlement Agreement") pursuant to which the Rigas Family agreed to forfeit: (i) all of the Rigas Co-Borrowing Entities with the exception of Coudersport and Bucktail; (ii) certain specified real estate; and (iii) all securities in the Company directly or indirectly owned by the Rigas Family. The U.S. Attorney agreed: (i) not to seek additional monetary penalties from the Rigas Family, including the request for a money judgment as noted above; (ii) from the proceeds of certain assets forfeited by the Rigas Family, to establish the Restitution Fund for the purpose of providing restitution to holders of the Company's publicly traded securities; and (iii) to inform the District Court of this agreement at the sentencing of John J. Rigas and Timothy J. Rigas.

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

        The Company was not a defendant in the Rigas Criminal Action, but was under investigation by the DoJ regarding matters related to alleged wrongdoing by certain members of the Rigas Family. Upon approval of the Non-Prosecution Agreement, Adelphia and specified subsidiaries are no longer subject to criminal prosecution (other than for criminal tax violations) by the U.S. Attorney for any conduct related to the Rigas Criminal Action or the allegations contained in the SEC Civil Action, so long as the Company complies with its obligations under the Non-Prosecution Agreement.

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

        In connection with the December 13, 2001 settlement of the above dispute, Adelphia, Century/ML Cable, ML Media and Highland Holdings ("Highland"), a general partnership then owned and controlled by members of the Rigas Family, entered into a Leveraged Recapitalization Agreement (the "Recap Agreement"), pursuant to which Century/ML Cable agreed to redeem ML Media's 50% interest in Century/ML Cable (the "Redemption") on or before September 30, 2002 for a purchase price between $275,000,000 and $279,800,000 depending on the timing of the Redemption, plus interest.

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

        On August 9, 2005, Century/ML Cable filed its plan of reorganization (the "Century/ML Plan") and its related disclosure statement (the "Century/ML Disclosure Statement") with the Bankruptcy Court. By order dated August 18, 2005, the Bankruptcy Court approved the Century/ML Disclosure Statement. On September 7, 2005, the Bankruptcy Court confirmed the Century/ML Plan. The Century/ML Plan is designed to satisfy the conditions of the IAA with San Juan Cable and provides that all third party claims will either be paid in full or assumed by San Juan Cable under the terms set forth in the IAA. Consummation of the Century/ML Plan is subject to certain conditions, including the concurrent sale of the interests in Century/ML Cable pursuant to the IAA. There can be no assurance whether or when such conditions will be satisfied. The Century/ML Plan, if consummated, will not resolve the pending litigation among Adelphia, Century, Highland, Century/ML Cable and ML Media.

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

        On April 12, 2002, the district court conducted a hearing on the City's and County's application for a preliminary injunction and, on April 15, 2002, the district court issued a temporary restraining order in part, pending entry of a further order. On May 14, 2002, the district court issued a preliminary injunction and entered findings of fact and conclusions of law in support thereof (the "May 14, 2002 Order"). The May 14, 2002 Order, among other things: (i) enjoined the Company from integrating the Company's and Verizon Media Ventures' system assets serving subscribers in the City and the County; (ii) required the Company to return "ownership" of the Verizon Cable Assets to Verizon Media Ventures except that the Company was permitted to continue to "manage" the assets as Verizon Media Ventures' agent to the extent necessary to avoid disruption in services until Verizon Media Ventures chose to reenter the market or sell the assets; (iii) prohibited the Company from eliminating any programming options that had previously been selected by Verizon Media Ventures or from raising the rates charged by Verizon Media Ventures; and (iv) required the Company and Verizon Media Ventures to grant the City and/or the County access to system records, contracts, personnel and facilities for the purpose of conducting an inspection of the then-current "state of the Verizon Media Ventures and the Company systems" in the City and the County. The Company appealed the May 14, 2002 Order and, on April 1, 2003, the U.S. Court of Appeals for the Ninth Circuit reversed the May 14, 2002 Order, thus removing any restrictions that had been imposed by the district court against the Company's integration of the Verizon Cable Assets, and remanded the actions back to the district court for further proceedings.

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

        On April 14, 2005, the Debtors filed a motion with the Bankruptcy Court seeking approval of a global settlement agreement (the "Tele-Media Settlement Agreement") by and among the Debtors and TMCD and certain of its affiliates (the "Tele-Media Parties") which, among other things: (i) transfers the Tele-Media Parties' ownership interests in the JV Entities to the Debtors, leaving the Debtors 100% ownership of the JV Entities; (ii) requires the Debtors to make a settlement payment to the Tele-Media Parties of $21,650,000; (iii) resolves the above-mentioned examiner motion; (iv) settles two pending avoidance actions brought by the Debtors against certain of the Tele-Media Parties; (v) reconciles 691 separate proofs of claim filed by the Tele-Media Parties, thereby allowing claims worth approximately $5,500,000 and disallowing approximately $1.9 billion of claims; (vi) requires the Tele-Media Parties to make a $912,500 payment to the Debtors related to workers' compensation policies; and (vii) effectuates mutual releases between the Debtors and the Tele-Media Parties. The Tele-Media Settlement Agreement was approved by an order of the Bankruptcy Court dated May 11, 2005 and closed on May 26, 2005.

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

        Pursuant to a stipulation among the Company, the Creditors' Committee and the Equity Committee, which is being challenged by certain pre-petition lenders, the Bankruptcy Court granted the Creditors' Committee leave and standing to file and prosecute claims against the pre-petition lenders on behalf of the Company, and granted the Equity Committee leave to seek to intervene in any such action. This stipulation also preserves the Company's ability to compromise and settle the claims against the pre-petition lenders. By motion dated July 6, 2003, the Creditors' Committee moved for Bankruptcy Court approval of this stipulation and simultaneously filed a complaint (the "Bank Complaint") against the agents and lenders under certain pre-petition credit facilities, and related entities, asserting, among other things, that these entities knew of, and participated in, the alleged improper actions by certain members of the Rigas Family and Rigas Family Entities (the "Pre-petition Lender Litigation"). The Debtors are nominal plaintiffs in this action.

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

        On or about January 8, 2004, Devon Mobile filed proofs of claim in the Chapter 11 Cases seeking, in the aggregate, approximately $100,000,000 in respect of, among other things, certain cash transfers alleged to be either preferential or fraudulent and claims for deepening insolvency, alter ego liability and breach of an alleged duty to fund Devon Mobile operations, all of which arose prior to the commencement of the Chapter 11 Cases (the "Devon Claims"). On June 21, 2004, Devon Mobile commenced an adversary proceeding in the Chapter 11 Cases (the "Devon Adversary Proceeding") through the filing of a complaint (the "Devon Complaint") which incorporates the Devon Claims. On August 20, 2004, the Company filed an answer and counterclaim in response to the Devon Complaint denying the allegations made in the Devon Complaint and asserting various counterclaims against Devon Mobile, which encompassed the Company Claims. On November 22, 2004, the Company filed a motion for leave (the "Motion for Leave") to file a third party complaint for contribution and indemnification against Devon G.P. and Lisa-Gaye Shearing Mead, the sole owner and President of Devon G.P. By endorsed order entered January 12, 2005, Judge Robert E. Gerber, the judge presiding over the Chapter 11 Cases and the Devon Adversary Proceeding, granted a recusal request made by counsel to Devon G.P. On January 21, 2005, the Devon Adversary Proceeding was reassigned from Judge Gerber to Judge Cecelia G. Morris. By an order dated April 5, 2005, Judge Morris denied the Motion for Leave and a subsequent motion for reconsideration. On May 13, 2005, the court entered an Amended Pretrial Scheduling Order extending the time for discovery and scheduled a pretrial conference for March 1, 2006, with a five day trial to be scheduled thereafter. Discovery is ongoing.

        The Company cannot predict the outcome of these legal proceedings or estimate the possible effects on the financial condition or results of operations of the Company.

        NFHLP Claim.    On January 13, 2003, Niagara Frontier Hockey, L.P., a Delaware limited partnership owned by the Rigas Family ("NFHLP") and certain of its subsidiaries (the "NFHLP Debtors") filed voluntary petitions to reorganize under Chapter 11 in the United States Bankruptcy Court of the Western District of New York (the "NFHLP Bankruptcy Court") seeking protection under the U. S. bankruptcy laws. Certain of the NFHLP Debtors entered into an agreement dated March 13, 2003 for the sale of certain assets, including the Buffalo Sabres National Hockey League team, and the assumption of certain liabilities. On October 3, 2003, the NFHLP Bankruptcy Court approved the NFHLP joint plan of liquidation. The NFHLP Debtors filed a complaint, dated November 4, 2003, against, among others, Adelphia and the Creditors' Committee seeking to enforce certain prior stipulations and orders of the NFHLP Bankruptcy Court against Adelphia and the Creditors' Committee related to the waiver of Adelphia's right to participate in certain sale proceeds resulting from the sale of assets. Certain of the NFHLP Debtors' pre-petition lenders, which are also defendants in the adversary proceeding, have filed cross-complaints against Adelphia and the Creditors' Committee asking the NFHLP Bankruptcy Court to enjoin Adelphia and the Creditors' Committee from prosecuting their claims against those pre-petition lenders. Proceedings as to the complaint itself have been suspended. With respect to the cross-complaints, motion practice and discovery are proceeding concurrently; no hearing on dispositive motions has been scheduled.

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

        Deloitte filed preliminary objections seeking to dismiss the complaint, which were overruled by the court by order dated June 11, 2003. On September 15, 2003, Deloitte filed an answer, a new matter and various counterclaims in response to the complaint. In its counterclaims, Deloitte asserted causes of action against Adelphia for breach of contract, fraud, negligent misrepresentation and contribution. Also on September 15, 2003, Deloitte filed a related complaint naming as additional defendants John J. Rigas, Timothy J. Rigas, Michael J. Rigas, and James P. Rigas. In this complaint, Deloitte alleges causes of action for fraud, negligent misrepresentation and contribution. The Rigas defendants, in turn, have claimed a right to contribution and/or indemnity from Adelphia for any damages Deloitte may recover against the Rigas defendants. On January 9, 2004, Adelphia answered Deloitte's counterclaims. Deloitte moved to stay discovery in this action until completion of the Rigas Criminal Action, which Adelphia opposed. Following the motion, discovery was effectively stayed for 60 days but has now commenced. Deloitte and Adelphia have exchanged documents and have begun substantive discovery. On June 9, 2005, the court entered a case management order stating that all discovery shall be completed by December 5, 2005 and that the case be ready for trial by April 3, 2006.

        The Company cannot predict the outcome of these legal proceedings or estimate the possible effects on the financial condition or results of operations of the Company.

        Series E and F Preferred Stock Conversion Postponements.    On October 29, 2004, Adelphia filed a motion to postpone the conversion of Adelphia's 7.5% Series E Mandatory Convertible Preferred Stock ("Series E Preferred Stock") into shares of Class A Common Stock from November 15, 2004 to February 1, 2005, to the extent such conversion was not already stayed by the Debtors' bankruptcy filing, in order to protect the Debtors' net operating loss carryovers. On November 18, 2004, the Bankruptcy Court entered an order approving the postponement effective November 14, 2004.

        Adelphia has subsequently entered into several stipulations further postponing, to the extent applicable, the conversion date of the Series E Preferred Stock. Adelphia has also entered into several stipulations postponing, to the extent applicable, the conversion date of the Adelphia 7.5% Series F Mandatory Convertible Preferred Stock, which was initially convertible into shares of Class A Common Stock on February 1, 2005.

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

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADELPHIA COMMUNICATIONS CORPORATION
(Registrant)
Date: October 7, 2005	By:	/s/ VANESSA A. WITTMAN Vanessa A. Wittman Chief Financial Officer (Principal Financial Officer)
Date: October 7, 2005	By:	/s/ SCOTT D. MACDONALD Scott D. Macdonald Chief Accounting Officer (Principal Accounting Officer)