Form 10-Q
period 2004-06-30
ADELPHIA COMMUNICATIONS CORP
filed 2005-10-07
CIK 796486

Use these links to rapidly review the document
Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004
or
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
(Debtors-In-Possession)
Quarterly Report on Form 10-Q for the period ended June 30, 2004
Table of Contents

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

        This Quarterly Report on Form 10-Q is for the quarterly period ended June 30, 2004. Simultaneously with the filing of this Quarterly Report, we are filing our Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2004 and September 30, 2004. These filings reflect our continued efforts to again be current in our periodic reporting obligations under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), after having ceased to be in compliance with those obligations as a result of the alleged improper actions of certain members of the John J. Rigas family who held all of the senior executive positions at Adelphia and constituted five of the nine members of Adelphia's board of directors (collectively, "Rigas Management") in the period prior to the commencement of the Chapter 11 bankruptcy proceedings. See "Business—Certain Significant Business Developments Occurring Since 1999—Events Leading to the Installation of Interim Management and Commencement of the Chapter 11 Cases in 2002" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the Securities and Exchange

Commission (the "SEC") on December 23, 2004 (the "2003 Form 10-K"). This Quarterly Report should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the SEC on October 6, 2005 (the "2004 Form 10-K"), the 2003 Form 10-K and all of our other reports, including Current Reports on Form 8-K, filed with or furnished to the SEC through the date of this report. As disclosed in the 2004 Form 10-K and the 2003 Form 10-K, readers should not rely on Adelphia's periodic and other reports filed with or furnished to the SEC prior to May 24, 2002.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	June 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$209,429	$252,661
Restricted cash	4,374	14,327
Accounts receivable, less allowance for doubtful accounts of $42,569 and $40,108, respectively	127,049	139,007
Other current assets	114,420	126,042

Total current assets	455,272	532,037
Noncurrent assets:
Restricted cash	31,588	74,810
Investments in equity affiliates and related receivables	259,451	256,577
Property and equipment, net	4,607,247	4,534,386
Intangible assets, net (Note 10)	7,826,591	7,667,796
Other noncurrent assets, net	127,944	131,135

Total assets	$13,308,093	$13,196,741

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$158,991	$198,208
Subscriber advance payments and deposits	34,874	28,913
Accrued liabilities (Note 10)	490,088	412,071
Deferred revenue	30,615	29,281
Current portion of parent and subsidiary debt (Note 5)	542,904	347,119
Amounts due to the Rigas Family and Other Rigas Entities from Rigas Co-Borrowing Entities (Note 3)	460,256	—

Total current liabilities	1,717,728	1,015,592

Noncurrent liabilities:
Other liabilities	46,290	129,141
Deferred revenue	101,042	110,163
Deferred income taxes	675,776	722,644

Total noncurrent liabilities	823,108	961,948
Liabilities subject to compromise (Notes 2 and 5)	18,505,501	18,184,226

Total liabilities	21,046,337	20,161,766

Commitments and contingencies (Note 9)
Minority's interest in equity of subsidiary	86,158	109,649
Stockholders' deficit:
Series preferred stock	397	397
Class A Common Stock, $.01 par value, 1,200,000,000 shares authorized, 229,787,271 shares issued and 228,692,414 shares outstanding	2,297	2,297
Convertible Class B Common Stock, $.01 par value, 300,000,000 shares authorized, 25,055,365 shares issued and outstanding	251	251
Additional paid-in capital	12,071,165	12,071,165
Accumulated other comprehensive loss, net	(7,225)	(9,680)
Accumulated deficit	(19,834,607)	(18,310,818)
Treasury stock, at cost, 1,094,857 shares of Class A Common Stock	(27,937)	(27,937)

	(7,795,659)	(6,274,325)
Amounts due from the Rigas Family and Rigas Family Entities, net (Note 4)	(28,743)	(800,349)

Total stockholders' deficit	(7,824,402)	(7,074,674)

Total liabilities and stockholders' deficit	$13,308,093	$13,196,741

See accompanying notes to the condensed consolidated financial statements.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except share and per share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenue	$1,036,470	$886,467	$2,043,800	$1,728,040
Costs and expenses:
Direct operating and programming	661,249	576,105	1,313,281	1,139,815
Selling, general and administrative:
Third party	93,164	63,579	174,525	127,807
Rigas Family Entities (Note 4)	—	(4,124)	—	(8,361)
Investigation and re-audit related fees	35,330	12,803	65,852	22,337
Depreciation (Note 10)	241,292	204,091	489,063	409,033
Amortization	38,559	41,704	77,184	80,934
Provision for uncollectible amounts due from the Rigas Family and Rigas Family Entities (Note 4)	—	—	—	5,166
Gain on disposition of long-lived assets	(4,778)	—	(4,778)	—

Total costs and expenses	1,064,816	894,158	2,115,127	1,776,731

Operating loss	(28,346)	(7,691)	(71,327)	(48,691)
Other income (expense), net:
Interest expense, net of amounts capitalized (contractual interest was $288,756 and $291,011 during the three months ended June 30, 2004 and 2003, respectively; and $577,661 and $580,131 during the six months ended June 30, 2004 and 2003, respectively) (Notes 2 and 5)	(96,363)	(97,727)	(193,682)	(193,550)
Other income (expense), net (six months ended June 30, 2004 includes a $425,000 provision for government settlement) (Note 9)	1,343	3,674	(423,873)	3,775

Total other expense, net	(95,020)	(94,053)	(617,555)	(189,775)

Loss before reorganization expenses, income taxes, share of losses of equity affiliates, minority's interest, discontinued operations and cumulative effects of accounting changes	(123,366)	(101,744)	(688,882)	(238,466)
Reorganization expenses due to bankruptcy (Note 2)	(24,422)	(18,647)	(39,770)	(38,783)

Loss before income taxes, share of losses of equity affiliates, minority's interest, discontinued operations and cumulative effects of accounting changes	(147,788)	(120,391)	(728,652)	(277,249)
Income tax benefit (expense)	(23,724)	(21,463)	50,154	(46,600)
Share of losses of equity affiliates, net	(1,760)	(1,326)	(2,457)	(1,570)
Minority's interest in loss of subsidiary	5,125	6,770	9,366	14,129

Loss from continuing operations before cumulative effects of accounting changes	(168,147)	(136,410)	(671,589)	(311,290)
Loss from discontinued operations	(1,070)	(4,948)	(571)	(9,193)

Loss before cumulative effects of accounting changes	(169,217)	(141,358)	(672,160)	(320,483)
Cumulative effects of accounting changes:
Due to new accounting pronouncements (Note 3)	—	—	(588,782)	—
Due to new method of amortization (Note 10)	—	—	(262,847)	—

Net loss	(169,217)	(141,358)	(1,523,789)	(320,483)
Dividend requirements applicable to preferred stock (contractual dividends were $30,032 and $30,032 during the three months ended June 30, 2004 and 2003, respectively and $60,063 and $60,063 during the six months ended June 30, 2004 and 2003, respectively):
Beneficial conversion feature	(1,978)	(1,808)	(3,913)	(3,576)

Net loss applicable to common stockholders	$(171,195)	$(143,166)	$(1,527,702)	$(324,059)

Basic and diluted loss applicable to common stockholders per weighted average share of common stock:
From continuing operations before cumulative effects of accounting changes	$(0.67)	$(0.54)	$(2.66)	$(1.24)
Loss from discontinued operations	—	(0.02)	—	(0.04)
Cumulative effects of accounting changes	—	—	(3.36)	—

Net loss applicable to common stockholders	$(0.67)	$(0.56)	$(6.02)	$(1.28)

See accompanying notes to the condensed consolidated financial statements.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—Continued
(amounts in thousands, except share and per share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Proforma amounts assuming the new amortization method is applied retroactively:
Loss before cumulative effect of accounting change	$(169,217)	$(143,762)	$(672,160)	$(325,291)

Net loss applicable to common stockholders	$(171,195)	$(145,570)	$(1,264,855)	$(328,867)

Basic and diluted loss per weighted average share of common stock:
Loss before cumulative effect of accounting change	$(0.67)	$(0.57)	$(2.66)	$(1.30)

Net loss applicable to common stockholders	$(0.67)	$(0.57)	$(4.98)	$(1.30)

Basic and diluted weighted average shares of common stock outstanding	253,747,779	253,747,604	253,747,779	253,747,604

See accompanying notes to the condensed consolidated financial statements.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Six months ended June 30,
	2004	2003
Operating activities:
Net loss	$(1,523,789)	$(320,483)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	489,063	409,033
Amortization	77,184	80,934
Provision for uncollectible amounts due from the Rigas Family and Rigas Family Entities	—	5,166
Gain on disposition of long-lived assets	(4,778)	—
Amortization of deferred financing costs	13,103	12,099
Cost allocations and charges to Rigas Family Entities, net	—	(14,006)
Provision for government settlement	425,000	—
Other noncash charges, net	1,927	954
Reorganization expenses due to bankruptcy	39,770	38,783
Deferred income tax (benefit) expense	(50,154)	48,303
Share of losses of equity affiliates, net	2,457	1,570
Minority's interest in loss of subsidiary	(9,366)	(14,129)
Depreciation, amortization and other noncash charges related to discontinued operations	1,577	8,478
Cumulative effects of accounting changes	851,629	—
Change in operating assets and liabilities, net of effects of initial consolidation of Rigas Co-Borrowing Entities	(132,161)	83,368

Net cash provided by operating activities before payment of reorganization expenses	181,462	340,070
Reorganization expenses paid during the period	(36,998)	(32,064)

Net cash provided by operating activities	144,464	308,006

Investing activities:
Expenditures for property and equipment	(433,825)	(299,107)
Cash advances to the Rigas Family Entities	—	(52,306)
Cash received from the Rigas Family Entities	—	83,545
Change in restricted cash	53,175	98,765
Other	3,341	(5,578)

Net cash used in investing activities	(377,309)	(174,681)

Financing activities:
Proceeds from debt	654,754	2,000
Repayments of debt	(453,140)	(14,583)
Payments of deferred financing costs	(12,001)	(1,253)

Net cash provided by (used in) financing activities	189,613	(13,836)

Increase (decrease) in cash and cash equivalents	(43,232)	119,489
Cash and cash equivalents at beginning of period	252,661	223,630

Cash and cash equivalents at end of period	$209,429	$343,119

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

        In May 2002, certain Rigas Family members resigned from their positions as directors and executive officers of the Company. In addition, the Rigas Family owned Adelphia $0.01 par value Class A common stock ("Class A Common Stock") and Adelphia $0.01 par value Class B common stock ("Class B Common Stock") with a majority of the voting power in Adelphia, and was not able to exercise such voting power since the Debtors filed for protection under the Bankruptcy Code in June 2002. Prior to May 2002, the Company engaged in numerous transactions that directly or indirectly involved members of the Rigas Family and Rigas Family Entities. For additional information, see Note 4. Pursuant to the Consent Order of Forfeiture entered by the United States District Court for the Southern District of New York (the "District Court") on June 8, 2005 (the "Forfeiture Order"), all right, title and interest of the Rigas Family and Rigas Family Entities in the Rigas Co-Borrowing Entities (other than Coudersport and Bucktail), certain specified real estate and any securities of the Company were forfeited to the United States on June 8, 2005 and such assets and securities are expected to be conveyed (subject to completion of forfeiture proceedings before a federal judge to determine if there are any superior claims) to the Company pursuant to an agreement between the Company and the U.S. Attorney dated April 25, 2005 (the "Non-Prosecution Agreement"), as discussed in Note 9.

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

Exit Financing Commitment

        On February 25, 2004, Adelphia executed a commitment letter and certain related documents pursuant to which a syndicate of financial institutions committed to provide to the Debtors up to $8,800,000,000 in exit financing. Following the Bankruptcy Court's approval on June 30, 2004 of the exit financing commitment, the Company paid the exit lenders a nonrefundable fee of $10,000,000 and reimbursed the exit lenders for certain expenses they had incurred through the date of such approval, including certain legal expenses. In light of the agreements with TW NY and Comcast, on April 25, 2005, the Company informed the exit lenders of its election to terminate the exit financing commitment, which termination became effective on May 9, 2005. As a result of the termination, the Company recorded a charge of $58,267,000 during the second quarter of 2005, which represents previously unpaid commitment fees of $45,428,000, the nonrefundable fee of $10,000,000 and certain other expenses. As of June 30, 2004, $10,145,000 was included in other noncurrent assets, net.

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

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

	June 30, 2004	December 31, 2003
Parent and subsidiary debt	$11,560,684	$11,560,684
Parent and subsidiary debt under co-borrowing credit facilities	4,576,375	4,576,375
Accounts payable	962,980	1,059,231
Accrued liabilities	1,256,668	839,142
Series B Preferred Stock	148,794	148,794

Liabilities subject to compromise	$18,505,501	$18,184,226

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

        Following is a reconciliation of the changes in liabilities subject to compromise for the period from December 31, 2003 through June 30, 2004 (amounts in thousands):

Balance at December 31, 2003	$18,184,226
Increase in the government settlement reserve (see Note 9)	425,000
Settlements	(105,268)
Contract rejections	1,543

Balance at June 30, 2004	$18,505,501

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
(Debtors-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

Reorganization Expenses Due to Bankruptcy and Investigation and Re-audit Related Fees

        Only those fees directly related to the Chapter 11 filings are included in reorganization expenses due to bankruptcy. These expenses are offset by the interest earned during reorganization. Certain reorganization expenses are contingent upon the approval of a plan of reorganization by the Bankruptcy Court and include cure costs, financing fees and success fees. The Company is currently aware of certain success fees that potentially could be paid upon the Company's emergence from bankruptcy to third party financial advisors retained by the Company and the Committees in connection with the Chapter 11 Cases. Currently, these success fees are estimated to be between $6,500,000 and $19,950,000 in the aggregate. In addition, the Chief Executive Officer ("CEO") and the Chief Operating Officer ("COO") of the Company are eligible to receive equity awards of Adelphia stock with a minimum aggregate fair value of $17,000,000 upon the Debtors' emergence from bankruptcy. The value of such equity awards will be determined based on the average trading price of the post-emergence common stock of Adelphia during the 15 trading days immediately preceding the 90th day following the date of emergence. These equity awards, which will be subject to vesting and trading restrictions, may be increased up to a maximum aggregate value of $25,500,000 at the discretion of the board of directors of Adelphia (the "Board"). As no plan of reorganization has been confirmed by the Bankruptcy Court, no accrual for such contingent payments or equity awards has been recorded in the accompanying condensed consolidated financial statements. See Note 9 for additional information. The following table sets forth certain components of reorganization expenses for the indicated periods (amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Professional fees	$21,061	$19,195	$41,986	$39,997
Contract rejections	1,543	—	1,543	—
Interest earned during reorganization	(623)	(1,287)	(1,348)	(2,693)
Other	2,441	739	(2,411)	1,479

Reorganization expenses due to bankruptcy	$24,422	$18,647	$39,770	$38,783

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

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

Condensed Financial Statements of Debtors

        The Debtors' condensed consolidated balance sheet as of June 30, 2004, is as follows (amounts in thousands):

Assets:
Total current assets	$520,657
Property and equipment, net	4,448,819
Intangible assets, net	7,319,262
Other noncurrent assets	413,983

Total assets	$12,702,721

Liabilities and Stockholders' Deficit:
Liabilities:
Other current liabilities	$690,110
Current portion of parent and subsidiary debt	542,861
Total noncurrent liabilities	815,716
Liabilities subject to compromise	18,505,501

Total liabilities	20,554,188

Minority's interest	86,158
Stockholders' deficit:
Series preferred stock	397
Common stock	2,548
Additional paid-in capital	9,566,968
Accumulated other comprehensive income, net	462
Accumulated deficit	(16,676,951)
Treasury stock, at cost	(27,937)

(7,134,513)
Amounts due from the Rigas Family and Rigas Family Entities, net	(803,112)

Total stockholders' deficit	(7,937,625)

Total liabilities and stockholders' deficit	$12,702,721

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

        The Debtors' condensed consolidated statements of operations for the indicated periods, are as follows (amounts in thousands):

	Three months ended June 30, 2004	Six months ended June 30, 2004
Revenue	$984,159	$1,941,216
Costs and expenses:
Direct operating and programming	631,126	1,253,882
Selling, general and administrative	88,608	165,192
Investigation and re-audit related fees	30,560	48,619
Depreciation	231,716	468,203
Amortization	36,630	73,328
Gain on dispositions of long-lived assets	(4,778)	(4,778)

Total costs and expenses	1,013,862	2,004,446

Operating loss	(29,703)	(63,230)
Interest expense, net of amounts capitalized	(90,494)	(184,644)
Other income (expense), net	1,034	(424,613)
Reorganization expenses due to bankruptcy	(24,422)	(39,770)
Income tax benefit (expense)	(23,724)	50,154
Share of losses of equity affiliates, net	(1,760)	(2,457)
Minority's interest in loss of subsidiary	5,125	9,366

Loss from continuing operations before cumulative effect of accounting change	(163,944)	(655,194)
Loss from discontinued operations	(1,070)	(571)

Loss before cumulative effect of accounting change	(165,014)	(655,765)
Cumulative effect of accounting change	—	(262,847)

Net loss	$(165,014)	$(918,612)

        Following is the condensed consolidated cash flow data for the Debtors for the six months ended June 30, 2004 (amounts in thousands):

Net cash provided by (used in):
Operating activities	$125,358
Investing activities	$(358,851)
Financing activities	$189,613

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

        In addition to the Rigas Co-Borrowing Entities, the Rigas Family owned, prior to forfeiture to the United States on June 8, 2005, at least 16 additional entities that could be considered variable interest entities under FIN 46-R. None of these Other Rigas Entities is engaged in the cable business or is a co-borrower under the Company's credit agreements. Certain of these Other Rigas Entities are holding companies that acquired debt and equity securities of the Company and one of the Company's subsidiaries. The business activities of certain other of the Other Rigas Entities are not known. The Company has made an exhaustive effort to obtain the information necessary to determine whether these Other Rigas Entities are variable interest entities and, if so, whether the Company is the primary beneficiary. The Company has requested, but has not been provided, financial statements of the Other Rigas Entities. Responses to the Company's request indicate that the Other Rigas Entities are unable to provide the necessary financial information to the Company. Accordingly, the Company has not applied the provisions of FIN 46-R to the Other Rigas Entities because the Company does not have sufficient financial information to perform the required evaluations. The most significant assets believed to be owned by the Other Rigas Entities consist of Adelphia securities that were purchased from the Company. The most significant liabilities of the Other Rigas Entities of which the Company is aware are the amounts owed to the Company with respect to the purchase of such Adelphia securities and other transactions, as described in greater detail in Note 4. The Company believes that its maximum exposure to future loss in its statement of operations as a result of its involvement with the Other Rigas Entities is equal to the net carrying value of its advances to the Other Rigas Entities, or approximately $28,743,000 at June 30, 2004. The net carrying value represents the application of the market price to the Adelphia securities held by such entities and does not give effect to the terms of the Plan.

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

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

        The consolidation of the Rigas Co-Borrowing Entities resulted in the following impact to the Company's condensed consolidated statements of operations for the indicated periods (amounts in thousands):

	Three months ended June 30, 2004	Six months ended June 30, 2004
Revenue	$48,848	$95,829

Costs and expenses:
Direct operating and programming	28,737	56,523
Selling, general and administrative:
Third party	3,306	6,465
Investigation and re-audit related fees	4,769	17,233
Depreciation	9,580	19,300
Amortization	1,929	3,856

Total costs and expenses	48,321	103,377

Operating income (loss)	527	(7,548)
Other income	236	655

Income (loss) before cumulative effect of accounting change	763	(6,893)
Cumulative effect of accounting change	—	(588,782)

Net income (loss)(a)	$763	$(595,675)

(a)
Net income (loss) excludes amounts related to co-borrowing interest expense as the expense is reflected in the Company's condensed consolidated financial statements.

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

Note 4: Transactions with the Rigas Family and Rigas Family Entities

        The Company has had significant involvement, directly or indirectly, with the Rigas Family and numerous legal entities owned by the Rigas Family. The involvement ranges from engaging in joint business transactions, such as co-borrowing arrangements, to managing cable system operations, participating in centralized cash management ("CMS") and accounting functions, advancing funds, purchasing goods or services and engaging in numerous other formal and informal transactions or arrangements. At June 30, 2004, the Company did not hold equity interests in any of the Rigas Family Entities. Pursuant to the Forfeiture Order, all right, title and interest of the Rigas Family and Rigas Family Entities in the Rigas Co-Borrowing Entities (other than Coudersport and Bucktail), certain specified real estate and any securities of the Company were forfeited to the United States on June 8, 2005, and such assets and securities are expected to be conveyed (subject to completion of forfeiture proceedings before a federal judge to determine if there are any superior claims) to the Company pursuant to the Non-Prosecution Agreement.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

        The following table shows the amounts due from the Rigas Family and Rigas Family Entities net of the allowance for uncollectible amounts and the amounts due from the Rigas Co-Borrowing Entities prior to the 2004 consolidation of the Rigas Co-Borrowing Entities under FIN 46-R, as described in Note 3 (amounts in thousands):

	June 30, 2004	December 31, 2003
Amounts due from the Rigas Family and Other Rigas Entities	$2,630,770	$2,214,270
Amounts due from Rigas Co-Borrowing Entities*	—	929,431

Amounts due before allowance for uncollectible amounts	2,630,770	3,143,701
Allowance for uncollectible amounts	(2,602,027)	(2,343,352)

Amounts due from the Rigas Family and Rigas Family Entities, net	$28,743	$800,349

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

        Changes in the amounts due from the Rigas Family and Rigas Family Entities are presented below in total and separately for amounts due from the Rigas Co-Borrowing Entities and the Rigas Family and Other Rigas Entities for the indicated periods (amounts in thousands):

	Amounts due from:
	Rigas Co-Borrowing Entities	The Rigas Family and Other Rigas Entities	Total amounts due before deducting allowance
Balance at January 1, 2004	$929,431	$2,214,270	$3,143,701
Consolidation of amounts due to the Rigas Co-Borrowing Entities from the Rigas Family and Other Rigas Entities	—	416,500	416,500
Amounts due from Rigas Co-Borrowing Entities eliminated due to consolidation	(929,431)	—	(929,431)

Balance at June 30, 2004	$—	$2,630,770	$2,630,770

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

        Changes in the allowance for uncollectible amounts due from the Rigas Co-Borrowing Entities and the Rigas Family and Other Rigas Entities are presented below (amounts in thousands):

	Allowance for uncollectible amounts due from:
	Rigas Co-Borrowing Entities	The Rigas Family and Other Rigas Entities	Total allowance for uncollectible amounts
Balance at December 31, 2003	$(157,825)	$(2,185,527)	$(2,343,352)
Elimination of the allowance for amounts due from Rigas Co-Borrowing Entities due to consolidation	157,825	—	157,825
Consolidation of the allowance for amounts due to the Rigas Co-Borrowing Entities from the Rigas Family and Other Rigas Entities	—	(416,500)	(416,500)

Balance at June 30, 2004	$—	$(2,602,027)	$(2,602,027)

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
(Debtors-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

Impact of Transactions with the Rigas Family and Rigas Family Entities on Condensed Consolidated Statements of Operations

        Transactions occurring on or after January 1, 2004 between the Company and the Rigas Co-Borrowing Entities are eliminated in consolidation. The effects of various transactions between the Company and the Rigas Family and Rigas Family Entities on selling, general and administrative expenses included in the accompanying condensed consolidated statements of operations are summarized below for the three and six months ended June 30, 2003 (amounts in thousands):

	Three months ended June 30, 2003	Six months ended June 30, 2003
Management fees and other costs charged by the Company to the Managed Cable Entities
	$(4,449)	$(9,011)
Management fees charged by the Rigas Family to the Company	325	650

Total included in selling, general and administrative	$(4,124)	$(8,361)

        Management Fees and Other Costs Charged by the Company to the Managed Cable Entities.    The Company provides management and administrative services, under written and unwritten enforceable agreements, to the Managed Cable Entities.

        In circumstances where a written management agreement exists, a management fee is charged to the Managed Cable Entity in accordance with the written agreement. Such management agreements generally provide for a management fee based on a percentage of revenue plus reimbursements for expenses incurred by the Company on behalf of the Managed Cable Entities. Under unwritten agreements, the Company charges the Managed Cable Entities their share of costs incurred by the Company, as well as reimbursable expenses. Such charges are generally based upon the Managed Cable Entities' share of revenue or subscribers, as appropriate. The management fees actually paid by the Managed Cable Entities are generally limited by the terms of the applicable Co-Borrowing Facility. The amounts charged to the Managed Cable Entities pursuant to these arrangements are included in management fees and other charges to the Managed Cable Entities in the foregoing table and have been reflected as a reduction of selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2003. Effective January 1, 2004, these fees and cost allocations have been eliminated upon consolidation of the Rigas Co-Borrowing Entities.

        Management Fees Charged by the Rigas Family to the Company.    In one instance, the Rigas Family provided services to the Company in exchange for consideration that may or may not have been equal to the fair value of such services. Charges for services arose from Adelphia's 99.5% limited partnership interest in Praxis Capital Ventures, L.P. ("Praxis"), a consolidated subsidiary of Adelphia. Praxis was primarily engaged in making private equity investments in the telecommunications market. Adelphia committed to provide $65,000,000 of capital to Praxis, of which $8,500,000 was invested by Praxis during 2002 and 2001. The Rigas Family owns membership interests in both the Praxis general partner and the company that manages Praxis. The Praxis management company charged a management fee to Adelphia at an annual rate equal to 2% of the capital committed by Adelphia. Adelphia recorded an expense for management fees of $325,000 and $650,000 for the three and six months ended June 30, 2003, respectively.

        By order dated October 20, 2003, the Debtors rejected the Praxis partnership agreement under applicable bankruptcy law. Rejection may give rise to pre-bankruptcy unsecured damage claims that are included in liabilities subject to compromise at the amounts expected to be allowed. As of June 30, 2004 the Company had accrued $1,300,000 in management fees due under the Praxis partnership agreement for the periods prior to rejection of the partnership agreement.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

Other Transactions with the Rigas Family and Rigas Family Entities

        The Company performs all of the cash management functions for the Rigas Co-Borrowing Entities using the CMS. As such, positive cash flows of the Rigas Co-Borrowing Entities are generally deposited into the Company's cash accounts. Negative cash flows, which represent the payment of interest on co-borrowing debt for the Rigas Co-Borrowing Entities, are generally deducted from the Company's cash accounts. In addition, the personnel of the Rigas Co-Borrowing Entities are employees of the Company, and substantially all of the cash operating expenses and capital expenditures of the Rigas Co-Borrowing Entities are paid by the Company on behalf of the Rigas Co-Borrowing Entities. Charges to the Rigas Co-Borrowing Entities for such expenditures are determined by reference to the terms of the applicable third party invoices or vendor agreements. Although this activity affects the amounts due from the Rigas Co-Borrowing Entities, prior to the consolidation of the Rigas Co-Borrowing Entities, the Company did not include any of these charges as related party transactions to be separately reported in its condensed consolidated statements of operations. Effective January 1, 2004, such amounts are included in the Company's condensed consolidated statements of operations. The most significant of these expenditures incurred by the Company on behalf of the Rigas Co-Borrowing Entities during 2003 include third party programming charges, employee related charges and third party billing service charges which are shown in the following table (amounts in thousands):

	Three months ended June 30, 2003	Six months ended June 30, 2003
Programming charges from third party vendors	$11,894	$23,683
Employee related charges	5,193	10,300
Billing charges from third party vendors	748	1,434

	$17,835	$35,417

        Prior to January 1, 2004, the Company recognized all of the liabilities incurred under these arrangements on behalf of the Rigas Co-Borrowing Entities. At December 31, 2003, $51,644,000 was included in accrued liabilities in the accompanying condensed consolidated balance sheet.

        During 2004 and 2003, various stipulations and orders were approved by the Bankruptcy Court that caused the Managed Cable Entities to pay approximately $28,000,000 of legal defense costs on behalf of certain members of the Rigas Family. As a result of the consolidation of the Rigas Co-Borrowing Entities, $17,000,000 of such defense costs have been included in investigation and re-audit related fees in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2004.

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

	June 30, 2004	December 31, 2003
Current portion of parent and subsidiary debt:
Secured
First Extended DIP Facility(a)	$493,323	$276,032
Capital lease obligations	48,698	70,159
Unsecured other subsidiary debt	883	928

Current portion of parent and subsidiary debt	$542,904	$347,119

Liabilities subject to compromise:
Parent debt—unsecured:(b)
Senior notes	$4,767,565	$4,767,565
Convertible subordinated notes(c)	1,992,022	1,992,022
Senior debentures	129,247	129,247
Pay-in-kind notes	31,847	31,847

Total parent debt	6,920,681	6,920,681

Subsidiary debt:
Secured
Notes payable to banks	2,240,313	2,240,313
Unsecured
Senior notes	1,105,538	1,105,538
Senior discount notes	342,830	342,830
Zero coupon senior discount notes	755,031	755,031
Senior subordinated notes	208,976	208,976
Other subsidiary debt	121,523	121,523

Total subsidiary debt	4,774,211	4,774,211

Deferred financing fees	(134,208)	(134,208)

Parent and subsidiary debt before Co-Borrowing Facilities (Note 2)	$11,560,684	$11,560,684

Co-Borrowing Facilities(d) (Note 2)	$4,576,375	$4,576,375

(a) First Extended DIP Facility

        In connection with the Chapter 11 filings, Adelphia and certain of its subsidiaries (collectively, the "Loan Parties") entered into the $1,500,000,000 DIP Facility. On May 10, 2004, the Loan Parties entered into the $1,000,000,000 First Extended DIP Facility, which superseded and replaced, in its entirety, the DIP Facility. The First Extended DIP Facility was superseded and replaced in its entirety by the Second Extended DIP Facility, which is described below.

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

        On June 29, 2004 and July 30, 2004, certain Loan Parties made mandatory prepayments of principal on the First Extended DIP Facility in connection with the consummation of certain asset sales. As a result, the total commitment for the entire First Extended DIP Facility was reduced to $998,951,000, with the total commitment of the Tranche A Loan being reduced to $799,055,000 and the total commitment of the Tranche B Loan being reduced to $199,896,000. As of June 30, 2004, $293,427,000 under the Tranche A Loan had been drawn and letters of credit totaling $114,550,000 had been issued under the Tranche A Loan, leaving availability of $391,078,000 under the Tranche A Loan. Furthermore, as of June 30, 2004, the entire Tranche B Loan has been drawn.

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

(c) Convertible Subordinated Notes

        At June 30, 2004 and December 31, 2003, the convertible subordinated notes included: (i) $1,029,876,000 aggregate principal amount of 6% convertible subordinated notes; (ii) $975,000,000 aggregate principal amount of 3.25% convertible subordinated notes; and (iii) unamortized discounts aggregating $12,854,000. Other Rigas Entities hold $167,376,000 aggregate principal amount of the 6% notes and $400,000,000 aggregate principal amount of the 3.25% notes. The terms of the 6% notes and 3.25% notes provide for the conversion of such notes into Class A Common Stock (Class B Common Stock in the case of notes held by the Other Rigas Entities) at the option of the holder any time prior to maturity at an initial conversion price of $55.49 per share and $43.76 per share, respectively.

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

(d) Co-Borrowing Facilities

        The Co-Borrowing Facilities represent the aggregate amount outstanding pursuant to three separate Co-Borrowing Facilities dated May 6, 1999, April 14, 2000 and September 28, 2001. Each co-borrower is jointly and severally liable for the entire amount of the indebtedness under the applicable Co-Borrowing Facility regardless of whether that co-borrower actually borrowed that amount under such Co-Borrowing Facility. All amounts outstanding under Co-Borrowing Facilities at June 30, 2004 represent pre-petition liabilities of the Debtors and have been classified as liabilities subject to compromise in the accompanying condensed consolidated balance sheets. Collection of amounts outstanding under the Co-Borrowing Facilities from the Rigas Co-Borrowing Entities has not been stayed and actions may be taken to collect such borrowings from the Rigas Co-Borrowing Entities.

        The table below sets forth amounts outstanding for the Co-Borrowing Facilities at June 30, 2004 and December 31, 2003 (amounts in thousands):

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

  Interest Rate Derivative Agreements

        At the Petition Date, all of the Company's derivative financial instruments had been settled or have since been settled except for one fixed rate swap, one variable rate swap and one interest rate collar, which remain outstanding at June 30, 2004 and December 31, 2003. As the settlement of the remaining derivative financial instruments will be determined by the Bankruptcy Court, the $3,486,000 fair value of the liability associated with the derivative financial instruments at the Petition Date has been classified as a liability subject to compromise in the accompanying condensed consolidated balance sheets.

Note 6: Segments

        The Company's only reportable operating segment is its "cable" segment. The cable segment includes the Company's cable system operations (including consolidated subsidiaries, equity method investments and variable interest entities) that provide the distribution of analog and digital video programming and high-speed Internet ("HSI") services to customers, for a monthly fee, through a network of fiber optic and coaxial cables. This segment also includes the Company's media services (advertising sales) business. Upon the adoption of FIN 46-R on January 1, 2004, the reportable cable segment also includes the operations of the Rigas Co-Borrowing Entities. See Note 3 for additional information. The reportable cable segment includes five operating regions that have been combined as one reportable segment because all of such regions have similar economic characteristics. The Company identifies reportable segments as those consolidated segments that represent 10% or more of the combined revenue, net earnings or loss, or total assets of all of the Company's operating segments as of and for the period ended on the most recent balance sheet date presented. Operating segments that do not meet this threshold are aggregated for segment reporting purposes within the "corporate and other" column.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

        Selected financial information concerning the Company's current operating segments is presented below for the indicated periods (amounts in thousands):

	Cable	Corporate and other	Eliminations	Total
Operating and Capital Expenditure Data:
Three months ended June 30, 2004
Revenue	$1,026,309	$10,161	$—	$1,036,470
Operating loss	(24,729)	(3,617)	—	(28,346)
Capital expenditures	(224,218)	(13,804)	—	(238,022)
Three months ended June 30, 2003
Revenue	$872,822	$13,645	$—	$886,467
Operating loss	(419)	(7,272)	—	(7,691)
Capital expenditures	(148,177)	(407)	—	(148,584)
Six months ended June 30, 2004
Revenue	$2,022,648	$21,152	$—	$2,043,800
Operating loss	(43,646)	(27,681)	—	(71,327)
Capital expenditures	(409,448)	(24,377)	—	(433,825)
Six months ended June 30, 2003
Revenue	$1,703,121	$24,919	$—	$1,728,040
Operating loss	(23,695)	(24,996)	—	(48,691)
Capital expenditures	(298,333)	(774)	—	(299,107)
Balance Sheet Information:
Total assets
As of June 30, 2004	$12,837,927	$4,858,653	$(4,388,487)	$13,308,093
As of December 31, 2003	$12,672,473	$4,250,691	$(3,726,423)	$13,196,741

        The Company did not derive more than 10% of its revenue from any one customer during the three months and six months ended June 30, 2004. The Company's long-lived assets related to its foreign operations and investments were $11,396,000 and $9,837,000, as of June 30, 2004 and December 31, 2003, respectively. The Company's revenue related to its foreign operations was $3,190,000 and $2,462,000 during the three months ended June 30, 2004 and 2003, respectively, and $6,190,000 and $4,925,000 during the six months ended June 30, 2004 and 2003, respectively. The Company's assets and revenue related to its foreign operations and investments were not significant to the Company's financial position or results of operations, respectively, during any of the periods presented.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

Note 7: Comprehensive Loss

        The Company's comprehensive loss, net of tax, for the indicated periods was as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss	$(169,217)	$(141,358)	$(1,523,789)	$(320,483)
Other comprehensive income (loss):
Foreign currency translation adjustments	(3,203)	6,818	(2,883)	9,369
Unrealized gains (losses) on securities, net of tax	165	(410)	428	(501)

Other comprehensive income (loss), net of tax	(3,038)	6,408	(2,455)	8,868

Comprehensive loss, net	$(172,255)	$(134,950)	$(1,526,244)	$(311,615)

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

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

Discontinued CLEC Operations

        The Company has presented the transferred CLEC Market Assets, including the cost of the Global Settlement, as discontinued operations in the accompanying condensed consolidated financial statements beginning in the first quarter of 2004. The following table presents the summarized results of operations for the three and six months ended June 30, 2004 and 2003 related to the Company's discontinued operations (amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenue	$(159)	$10,351	$9,057	$20,554

Costs and expenses:
Direct operating and programming	475	10,257	7,074	19,937
Selling, general and administrative	93	544	828	931
Depreciation and amortization	35	4,224	1,271	8,450
Other	308	274	455	429

Total costs and expenses	911	15,299	9,628	29,747

Loss from discontinued operations	$(1,070)	$(4,948)	$(571)	$(9,193)

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

Letters of Credit

        The Company has issued standby letters of credit for the benefit of franchise authorities and other parties, most of which have been issued to an intermediary surety bonding company. All such letters of credit will expire when the Second Extended DIP Facility expires, unless adequately collateralized. Unless otherwise amended or extended, the Second Extended DIP Facility will expire no later than March 31, 2006. At June 30, 2004, the aggregate principal amount of letters of credit issued by the Company was $115,439,000, of which $114,549,000 was issued under the First Extended DIP Facility and $890,000 was collateralized by cash. Letters of credit issued under the DIP facilities reduce the amount that may be borrowed under the DIP facilities.

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

Note 10: Other Financial Information

Supplemental Cash Flow Information

        The table below sets forth the Company's supplemental cash flow information (amounts in thousands):

	Six months ended June 30,
	2004	2003
Cash paid for interest	$186,686	$194,362
Capitalized interest	$(5,200)	$(10,792)

        During the six months ended June 30, 2004, the Company transferred to TelCove property and equipment with a net book value of $37,144,000 pursuant to the Global Settlement (see Note 8). There were no significant noncash transactions during the six months ended June 30, 2003.

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

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net loss—as reported	$(169,217)	$(141,358)	$(1,523,789)	$(320,483)
Deduct compensation expense determined under fair value method, net of taxes of $0 for all periods	(43)	(269)	(88)	(539)

Pro forma net loss	$(169,260)	$(141,627)	$(1,523,877)	$(321,022)

Loss per share:
Basic and diluted—as reported	$(0.67)	$(0.56)	$(6.02)	$(1.28)

Basic and diluted—pro forma	$(0.67)	$(0.57)	$(6.02)	$(1.28)

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

Earnings (Loss) Per Common Share ("EPS")

        The weighted average number of shares used for computing basic and diluted loss per share for the three and six months ended June 30, 2004 and 2003 was 253,747,779 and 253,747,604, respectively. Potential common shares were not included in the computation of diluted EPS because their inclusion would be anti-dilutive. At June 30, 2004 and 2003, the number of potential common shares was 87,076,455 and 87,450,791, respectively. The potential common shares consist of stock options to acquire shares of Class A Common Stock, and preferred securities and debt instruments that were convertible into shares of Class A Common Stock at June 30, 2004 and 2003, respectively. The foregoing potential common share amounts do not take into account the assumed number of shares that might be repurchased by the Company upon the exercise of stock options.

Change in Useful Life

        The Company periodically evaluates the useful lives of its property and equipment. Effective January 1, 2004, the Company changed the useful life used to calculate the depreciation of standard definition digital set-top boxes from five years to four years due to the introduction of advanced digital set-top boxes, which provide high definition television ("HDTV") and digital video recording capabilities, and the expected migration of new and existing customers to these advanced digital set-top boxes. In addition, consumer electronics manufacturers continue to include advanced technology necessary to receive digital and HDTV signals within television sets, which the Company expects to further contribute to the reduction in the useful life of its set-top boxes. The impact of this change in useful life on the Company's operating

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

results for the three and six months ended June 30, 2004 was a $30,458,000 and $69,107,000, respectively, increase to the Company's net loss and a $0.12 and $0.27, respectively, increase to the Company's net loss per common share.

Intangible Assets

        Summarized below are the carrying value and accumulated amortization of intangible assets that continue to be amortized under SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"), as well as the carrying value of intangible assets which are no longer amortized (amounts in thousands):

	June 30, 2004			December 31, 2003
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Customer relationships and other	$1,713,270	$(1,062,945)	$650,325	$1,620,941	$(658,759)	$962,182
Franchise rights			5,547,769			5,193,739
Goodwill			1,628,497			1,511,875

			$7,826,591			$7,667,796

        Following the adoption of SFAS No. 142 on January 1, 2002, the Company is no longer amortizing goodwill or franchise rights. Customer relationships represent the value attributed to customer relationships acquired in business combinations and are amortized over a 10-year period. Beginning in 2004, the Company began amortizing its customer relationships using the double declining balance method. Customer relationships were amortized using the straight-line method prior to 2004. The new method of amortization was adopted to better recognize the attrition patterns of our customer relationships and has been applied to customer relationships acquired prior to 2004. The effect of the change during the three and six months ended June 30, 2004 was to decrease amortization expense by $5,768,000 and $11,536,000, respectively. The application of the new amortization method to customer relationships acquired prior to 2004 resulted in an additional charge of $262,847,000 which has been reflected as a cumulative effect of a change in accounting principle in the accompanying condensed consolidated statements of operations. The proforma amounts shown in the condensed consolidated statements of operations have been adjusted for the effect of retroactive application on amortization, changes in impairment of long-lived assets and minority's interest in loss of subsidiary which would have been made had the new method been in effect.

        Amortization of intangible assets aggregated $36,174,000 and $39,663,000 for the three months ended June 30, 2004 and 2003, respectively, and $72,703,000 and $78,894,000 for the six months ended June 30, 2004 and 2003, respectively.

        Due to the January 1, 2004 consolidation of the Rigas Co-Borrowing Entities, goodwill, franchise rights and customer relationships and other, net increased $116,844,000, $354,029,000 and $38,888,000, respectively.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

Accrued Liabilities

        The details of accrued liabilities are set forth below (amounts in thousands):

	June 30, 2004	December 31, 2003
Programming costs	$116,802	$82,100
Payroll	54,930	46,868
Franchise fees	43,852	53,653
Interest	32,914	29,642
Other	241,590	199,808

Total	$490,088	$412,071

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

Transactions With Other Officers and Directors

        In a letter agreement between Adelphia and FPL Group, Inc. ("FPL Group") dated January 21, 1999, Adelphia agreed to (i) repurchase 20,000 shares of 8 1/8% Series C Cumulative Preferred Stock ("Series C Preferred Stock") and 1,091,524 shares of Class A Common Stock owned by Telesat Cablevision, Inc., a subsidiary of FPL Group ("Telesat") and (ii) transfer all of the outstanding common stock of West Boca Security, Inc. ("WB Security"), a subsidiary of Olympus Communications, L.P. ("Olympus"), to FPL Group in exchange for FPL Group's 50% voting interest and 1/3 economic interest in Olympus. The Company owned the economic and voting interests in Olympus that were not then owned by FPL Group. At the time this agreement was entered into, Dennis Coyle, then a member of the Adelphia Board of Directors, was the General Counsel and Secretary of FPL Group. WB Security was a subsidiary of Olympus and WB Security's sole asset was a $108,000,000 note receivable (the "WB Note") from a subsidiary of Olympus that was secured by the FPL Group's ownership interest in Olympus and due September 1, 2004. On January 29, 1999, Adelphia purchased all of the aforementioned shares of Series C Preferred Stock and Class A Common Stock described above from Telesat for aggregate cash consideration of $149,213,000, and on October 1, 1999, the Company acquired FPL Group's interest in Olympus in exchange for all of the outstanding common stock of WB Security. The acquired shares of Class A Common Stock are presented as treasury stock in the accompanying condensed consolidated balance sheets. The acquired shares of Series C Preferred Stock were returned to their original status of authorized but unissued. On June 24, 2004, the Creditors' Committee filed an adversary proceeding in the Bankruptcy Court, among other things, to avoid, recover and preserve the cash paid by Adelphia pursuant to the repurchase of its Series C Preferred Stock and Class A Common Stock together with all interest paid with respect to such repurchase. A hearing date relating to such adversary proceeding has not yet been set. Interest on the WB Note is calculated at a rate of 6% per annum (or after default at a variable rate of LIBOR plus 5%). FPL Group has the right, upon at least 60 days prior written notice, to require repayment of the principal and accrued interest on the WB Note on or after July 1, 2002. As of June 30, 2004 and December 31, 2003, the aggregate principal and interest due to the FPL Group pursuant to the WB Note was $127,537,000. The Company has not accrued interest on the WB Note for periods subsequent to the Petition Date. To date, the Company has not yet received a notice from FPL Group requiring the repayment of the WB Note.

        From May 2002 until July 2003, the Company engaged Conway, Del Genio, Gries & Co., LLC ("CDGC") to provide certain restructuring services pursuant to an engagement letter dated May 21, 2002 (the "Conway Engagement Letter"). During that time, Ronald F. Stengel, Adelphia's former and interim Chief Operating Officer and Chief

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

Restructuring Officer, was a Senior Managing Director of CDGC. The Conway Engagement Letter provided for Mr. Stengel's services to Adelphia while remaining a full-time employee of CDGC. In addition, other employees of CDGC were assigned to assist Mr. Stengel in connection with the Conway Engagement Letter. Pursuant to the Conway Engagement Letter, the Company paid CDGC a total of $2,702,000 for its services through June 30, 2003 (which includes the services of Mr. Stengel). The Company also paid CDGC a total of $99,000 through June 30, 2003 for reimbursement of CDGC's out-of pocket expenses incurred in connection with the engagement. These amounts are included in reorganization expenses due to bankruptcy in the accompanying condensed consolidated statements of operations.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

General

        We are the fifth largest operator of cable systems in the United States. Our operations primarily consist of providing analog and digital cable services, HSI services and other advanced services over our cable systems. These services are generally provided to residential subscribers. At June 30, 2004, our consolidated cable operations served approximately 5,237,000 basic cable subscribers, of which approximately 1,948,000 also received digital cable service. Our consolidated cable systems also provided HSI services to approximately 1,238,000 subscribers at June 30, 2004. With the exception of approximately 48,000 basic cable subscribers that were located in Brazil, all of our consolidated basic cable subscribers at June 30, 2004 were located in the United States. Our domestic consolidated cable operations are located in 31 states, with large clusters in Los Angeles, New England, Western New York, West Palm Beach, Cleveland, Western Pennsylvania, Northern Virginia and Colorado Springs.

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

        The consolidation of the Rigas Co-Borrowing Entities resulted in the following impact to our condensed consolidated statements of operations for the indicated periods (amounts in thousands):

	Three months ended June 30, 2004	Six months ended June 30, 2004
Revenue	$48,848	$95,829

Costs and expenses:
Direct operating and programming	28,737	56,523
Selling, general and administrative:
Third party	3,306	6,465
Investigation and re-audit related fees	4,769	17,233
Depreciation	9,580	19,300
Amortization	1,929	3,856

Total costs and expenses	48,321	103,377

Operating income (loss)	527	(7,548)
Other income	236	655

Income (loss) before cumulative effect of accounting change	763	(6,893)
Cumulative effect of accounting change	—	(588,782)

Net income (loss)	$763	$(595,675)

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

	June 30,
			% Increase (decrease)
	2004	2003
Subscribers before consolidation of the Rigas Co-Borrowing Entities:
Basic	5,005	5,159	(3.0%)
Digital	1,864	1,776	5.0
HSI	1,168	783	49.2
Subscribers of the Rigas Co-Borrowing Entities:
Basic	232	—	nm
Digital	84	—	nm
HSI	70	—	nm
Subscribers after consolidation of the Rigas Co-Borrowing Entities:
Basic	5,237	5,159	1.5%
Digital	1,948	1,776	9.7
HSI	1,238	783	58.1

nm—not meaningful

        We face increasing competition for our video services primarily from direct broadcast satellite operators and for our HSI services from local telephone companies. Competition has put downward pressure on the number of basic subscribers and pricing for certain services. Excluding the consolidation of the Rigas Co-Borrowing Entities, basic cable subscribers decreased 3.0% at June 30, 2004 as compared to the same period in 2003 and have continued to decline through the first half of 2005. In an effort to reverse the trend of basic subscriber losses, we are increasing our subscriber retention efforts and our emphasis on enhancing and differentiating our video products and services with video on demand, HDTV and digital video recorders. Despite these efforts, we may continue to experience a loss of basic cable subscribers.

        Excluding the consolidation of the Rigas Co-Borrowing Entities, digital cable subscribers increased 5.0% at June 30, 2004 when compared to the same period in 2003. Growth of digital cable subscribers has moderated from that of prior periods. Future growth of our digital cable business is dependent upon our ability to retain our basic subscribers and to successfully market our digital cable services.

        Excluding the consolidation of the Rigas Co-Borrowing Entities, HSI subscribers increased 49.2% at June 30, 2004 when compared to the same period in 2003. We anticipate continued demand for our HSI services. However, as the existing HSI subscriber base grows, we expect the rate of growth will continue to decline.

        We use ARPU as a measure of performance for our business. ARPU represents total revenue for the related period, divided by the number of months in the period, divided by an average of the number of monthly subscribers for the related period.

        The following table summarizes ARPU for selected revenue components. The Rigas Co-Borrowing Entities are included in the ARPU calculations for the three months and six months ended June 30,

2004 but are not included in calculations for the corresponding 2003 periods. The consolidation of the Rigas Co-Borrowing Entities did not have a material impact on ARPU.

	Three months ended June 30,			Six months ended June 30,
	2004	2003	Increase (decrease)	2004	2003	Increase (decrease)
ARPU:
Video revenue (including digital cable and media services), per basic subscriber	$56.60	$50.67	$5.93	$55.84	$49.74	$6.10

HSI revenue, per HSI subscriber	$37.35	$39.64	$(2.29)	$37.53	$38.45	$(0.92)

Total revenue, per basic subscriber	$65.73	$57.14	$8.59	$64.57	$55.67	$8.90

        ARPU for video revenue increased $5.93, or 12% and $6.10, or 12%, during the three and six months ended June 30, 2004 as compared to the same period in 2003, respectively. ARPU for HSI revenue decreased $2.29, or 6%, and $0.92, or 2%, during the three and six months ended June 30, 2004 as compared to the same period in 2003, respectively. The decrease in ARPU for HSI was due to promotional offerings we used in response to increased competition. ARPU for total revenue increased $8.59, or 15%, and $8.90, or 16%, during the three and six months ended June 30, 2004 as compared to the same period in 2003, respectively. Historically, ARPU for total revenue has been increasing and we expect this trend to continue during 2005.

        Excluding the consolidation of the Rigas Co-Borrowing Entities, programming costs increased 7% during both the three and six months ended June 30, 2004 compared to the same periods in 2003, respectively. Programming costs are expected to continue to rise during the next several years, primarily due to the expansion of service offerings and industry-wide programming cost increases (particularly with respect to sports programming), reflecting both inflation-indexed and negotiated license fee increases. To offset these increased costs, we expect to continue to review and adjust, as necessary, the pricing for our services and to create efficiencies in our operations. However, any cost increases that we are not able to pass on to our subscribers through service rate increases would reduce our operating margins unless offset by improved operational efficiencies.

        Recent examples of operational efficiencies include a reduction in the number of customer care call center operations and the introduction of interactive voice response technology. These changes are designed to improve operational efficiencies by reducing the overall cost of serving subscribers as well as providing a higher level of service to subscribers.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

        The following table summarizes the results of operations for the periods presented (dollars in thousands):

	Three months ended June 30,
	2004		2003
	$	% of Revenue	$	% of Revenue
Revenue	$1,036,470	100%	$886,467	100%
Costs and expenses:
Direct operating and programming	661,249	64	576,105	65
Selling, general and administrative:
Third party and Rigas Family Entities	93,164	9	59,455	7
Investigation and re-audit related fees	35,330	3	12,803	1

Total selling, general and administrative	128,494	12	72,258	8

Depreciation	241,292	23	204,091	23
Amortization	38,559	4	41,704	5
Gain on disposition of long-lived assets	(4,778)	—	—	—

Total costs and expenses	1,064,816	103	894,158	101
Operating loss	(28,346)	(3)%	(7,691)	(1)%

Other income (expense), net:
Interest expense, net of amounts capitalized	(96,363)		(97,727)
Other income, net	1,343		3,674

Total other expense, net	(95,020)		(94,053)

Loss before reorganization expenses, income taxes, share of losses of equity affiliates, minority's interest and discontinued operations	(123,366)		(101,744)
Reorganization expenses due to bankruptcy	(24,422)		(18,647)
Income tax expense	(23,724)		(21,463)
Share of losses of equity affiliates, net	(1,760)		(1,326)
Minority's interest in loss of subsidiary	5,125		6,770

Loss from continuing operations	(168,147)		(136,410)
Loss from discontinued operations	(1,070)		(4,948)

Net loss	$(169,217)		$(141,358)

Revenue

        Revenue increased $150 million, or 17%, during the three months ended June 30, 2004 as compared to the same period in 2003. The consolidation of the Rigas Co-Borrowing Entities accounted for $49 million, or 6%, of this increase. The following table summarizes revenue for the periods indicated (dollars in thousands, except ARPU amounts):

	Three months ended June 30,
	2004		2003		2004 vs. 2003
	Revenue	% of Revenue	Revenue	% of Revenue	$ Increase (decrease)	% Increase (decrease)
Cable:
Video (including digital)	$831,314	80%	$731,579	83%	$99,735	14%
High-speed Internet	133,533	13	88,537	10	44,996	51
Media services	61,462	6	52,706	6	8,756	17

Total cable	1,026,309	99	872,822	99	153,487	18
Corporate and other	10,161	1	13,645	1	(3,484)	(26)

Total	$1,036,470	100%	$886,467	100%	$150,003	17%

ARPU	$65.73		$57.14		$8.59	15%

        Cable revenue increased $153 million, or 18%, during the three months ended June 30, 2004, as compared to the same period in 2003. As noted above, the Rigas Co-Borrowing Entities accounted for $49 million, or 6%, of the increase ($39 million of video revenue, $8 million of HSI revenue and $2 million of media services revenue). The remaining increase in cable revenue was primarily attributable to increased revenue from HSI services, higher rates for basic and expanded basic service tiers, increased revenue from digital cable services and higher media services revenue. The positive impact of higher rates for basic and expanded basic service tiers was partially offset by a decrease in our basic subscriber base. An increase in HSI and digital cable subscribers accounted for most of the increase in revenue from these services. The increase in media services revenue was attributable to our ability to increase both the average rate received and the volume of advertising sold as a result of an industry wide trend of viewers switching from broadcast to cable, thereby increasing viewership and the advertising population. Subscriber counts, excluding the Rigas Co-Borrowing Entities, increased 49.2% for HSI services, 5.0% for digital cable and decreased 3.0% for basic cable when comparing subscriber counts at June 30, 2004 to the same period in 2003.

        Corporate and other revenue includes revenue from our security monitoring business, our long-distance telephone resale business and our sports programming network (Empire Sports Network). Corporate and other revenue decreased primarily due to a decrease in revenue related to the Empire Sports Network.

Direct operating and programming costs

        Direct operating and programming costs increased $85 million, or 15%, during the three months ended June 30, 2004 as compared to the same period in 2003, of which the consolidation of the Rigas Co-Borrowing Entities accounted for $29 million, or 5% ($13 million of programming costs and

$16 million in other cable costs). The following table summarizes direct operating and programming costs for the periods indicated (dollars in thousands):

	Three months ended June 30,
	2004	2003	$ Increase (decrease)	% Increase (decrease)
Cable:
Programming costs	$290,921	$259,534	$31,387	12%
Other cable	364,124	308,612	55,512	18

Total cable	655,045	568,146	86,899	15
Corporate and other	6,204	7,959	(1,755)	(22)

Total	$661,249	$576,105	$85,144	15%

        Programming costs consist primarily of costs paid to programmers for the provision of analog, premium and digital channels and pay-per-view programs. Programming costs increased $31 million, or 12%, of which the consolidation of the Rigas Co-Borrowing Entities accounted for $13 million, or 5%. The remaining increase was primarily attributable to an increase in the rates paid to programming providers, and an increase in the number of programming services offered. Excluding the consolidation of the Rigas Co-Borrowing Entities, the 2004 programming cost increase was below historic trends due primarily to the decrease in our basic subscriber base.

        Other cable operating costs consist of labor and other costs associated with the provision of cable services to subscribers and the operation and maintenance of our cable systems. Other cable operating costs increased $56 million, or 18%, of which the consolidation of the Rigas Co-Borrowing Entities accounted for $16 million, or 5%. The remaining increase was primarily the result of annual wage increases and costs associated with increased customer service call activities.

        Our corporate and other operating costs include costs associated with our sports programming network, our security monitoring business and long-distance telephone resale business. Corporate and other costs decreased $2 million when comparing the three months ended June 30, 2004 to the same period in 2003.

        Total direct operating and programming costs, expressed as a percentage of revenue, decreased to 64% for the three months ended June 30, 2004 from 65% for the three months ended June 30, 2003. This decrease reflects increased cable revenue from higher rates, as explained above, and improving operating efficiencies.

Selling, general and administrative expenses ("SG&A")

        Third party and Rigas Family Entities.    Third party and Rigas Family Entities' SG&A expenses increased $34 million, or 57%, during the three months ended June 30, 2004 as compared to the same period in 2003, of which the consolidation of the Rigas Co-Borrowing Entities accounted for $3 million, or 5%. The following table summarizes certain components of third party and Rigas Family Entities' SG&A expenses for the indicated periods (dollars in thousands):

	Three months ended June 30,
	2004	2003	$ Increase (decrease)	% Increase (decrease)
Cable	$39,784	$23,003	$16,781	73%
Corporate and other	53,380	36,452	16,928	46

Total	$93,164	$59,455	$33,709	57%

        Third party and Rigas Family Entities' SG&A expenses consist of salaries and benefits, marketing expenses, professional fees, insurance and other general and administrative expenses related to our operations. Cable SG&A expenses increased approximately $17 million when comparing the three months ended June 30, 2004 to the same period in 2003, primarily due to increased marketing expenses and the consolidation of the Rigas Co-Borrowing Entities discussed above. The increased marketing expenses were the result of our efforts to retain our basic subscriber base and continue to grow the number of HSI subscribers.

        Corporate and other SG&A expenses include those expenses associated with our corporate functions, our sports programming network, our security monitoring business and our long-distance telephone resale business. Corporate and other SG&A expenses increased $17 million primarily due to increases in employee costs, contracted professional fees, maintenance and repair expenses and insurance expenses. These increases include, among other items, expenses associated with compliance with the Sarbanes-Oxley Act, higher hardware and software maintenance expenses and higher directors' and officers' liability insurance premiums incurred during the three months ended June 30, 2004 as compared to the same period in 2003.

        Investigation and re-audit related fees.    We incurred costs that, although not directly related to the Chapter 11 filing, are related to the investigation of the alleged actions of Rigas Management and related efforts to comply with applicable laws and regulations. These expenses include re-audit, legal and forensic consulting fees and aggregated $35 million and $13 million for the three months ending June 30, 2004 and 2003, respectively. The consolidation of the Rigas Co-Borrowing Entities accounted for $5 million of the increase, all of which relates to legal defense costs of the Rigas Family.

Depreciation

        Depreciation expense increased by $37 million, or 18%, for the three months ended June 30, 2004 as compared to the same period in 2003. The following table summarizes certain components of depreciation expense for the indicated periods (dollars in thousands):

	Three months ended June 30,
	2004	2003	$ Increase (decrease)	% Increase (decrease)
Cable	$235,625	$196,372	$39,253	20%
Corporate and other	5,667	7,719	(2,052)	(27)

Total	$241,292	$204,091	$37,201	18%

        Cable depreciation expense increased $39 million, of which the consolidation of the Rigas Co-Borrowing Entities accounted for $10 million, or 5%. The remaining increase was primarily attributable to a reduction in the useful life used to depreciate standard definition digital set-top boxes from five years to four years (for additional information, see Note 10, "Other Financial Information," to the accompanying condensed consolidated financial statements). Offsetting these increases was the net effect of a decrease in depreciation expense associated with property and equipment that has become fully depreciated or retired and increases in depreciation expense due to capital expenditures.

Amortization

        Amortization expense decreased by $3 million, or 8%, for the three months ended June 30, 2004 as compared to the same period in 2003. As described in Note 10, "Other Financial Information," to the accompanying condensed consolidated financial statements, beginning in 2004, we began amortizing our customer relationships using the double declining balance method. The effect of the change for the three months ended June 30, 2004 was to decrease amortization expense by $6 million. This decrease was partially offset by an increase due to the consolidation of the Rigas Co-Borrowing Entities.

Gain on disposition of long-lived assets

        During the three months ended June 30, 2004, we recorded a $5 million gain related to the sale of a radio station we owned in Buffalo, New York.

Interest expense, net of amounts capitalized

        Interest expense, net of amounts capitalized, was $96 million for the three months ended June 30, 2004, as compared to $98 million for the same period in 2003, a decrease of $2 million. A decrease in average interest rates contributed to the decrease in interest expense, partially offset by increases in the average monthly debt balance outstanding and a reduction in the amount of capitalized interest. Since the Petition Date, we have been paying or accruing interest only on amounts outstanding under the DIP facilities and the pre-petition credit agreements, including the entire principal balance outstanding under the Co-Borrowing Facilities.

Other income, net

        Other income, net was $1 million and $4 million during the three months ended June 30, 2004 and the same period in 2003. We recognized a $3 million gain on the sale of an investment in the second quarter of 2003.

Reorganization expenses due to bankruptcy

        Certain expenses directly related to the Chapter 11 filing are expensed and included in reorganization expenses due to bankruptcy. Such expenses aggregated $24 million and $19 million for the three months ended June 30, 2004 and 2003, respectively. The increase was primarily due to a $2 million increase in professional fees and a $2 million increase in contract rejections. We will continue to incur significant reorganization expenses until we emerge from bankruptcy. For additional information see Note 2, "Bankruptcy Proceedings and Sale of Assets of the Company," to the accompanying condensed consolidated financial statements.

Income tax expense

        We recorded income tax expense of $24 million and $21 million for the three months ended June 30, 2004 and 2003, respectively. Such amounts differ from the amounts that would have resulted from the application of statutory tax rates due primarily to increases in the valuation allowances provided against our net operating loss carryforwards and other deferred tax assets during 2004 and 2003.

Minority's interest in loss of subsidiary

        Minority's interest in loss of subsidiary was $5 million for the three months ended June 30, 2004 as compared to $7 million for the same period in 2003. Minority's interest in loss of subsidiary represents the minority interest owner's share of the loss of our majority-owned subsidiary, Century-TCI.

Loss from discontinued operations

        As discussed in Note 8, "TelCove Settlement and Discontinued Operations," to the accompanying condensed consolidated financial statements, the transfer of economic risks and benefits of the CLEC Market Assets to TelCove pursuant to the Global Settlement occurred on April 7, 2004. Accordingly, the loss from discontinued operations decreased to $1 million for the three months ended June 30,

2004. The $5 million loss from discontinued operations for the second quarter of 2003 included $10 million of revenue and $15 million of costs and expenses.

Net loss

        Our net loss was $169 million and $141 million for the three months ended June 30, 2004 and 2003, respectively. Although revenue increased 17% for the three months ended June 30, 2004, such increase was offset by increases in costs and expenses, including a $22 million increase in investigation and re-audit related fees, resulting in a $20 million increase in our operating loss.

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

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

        The following table summarizes the results of operations for the periods presented (dollars in thousands):

	Six months ended June 30,
	2004		2003
	$	% of Revenue	$	% of Revenue
Revenue	$2,043,800	100%	$1,728,040	100%
Costs and expenses:
Direct operating and programming	1,313,281	64	1,139,815	66
Selling, general and administrative:
Third party and Rigas Family Entities	174,525	8	119,446	7
Investigation and re-audit related fees	65,852	3	22,337	1

Total selling, general and administrative	240,377	11	141,783	8

Depreciation	489,063	24	409,033	24
Amortization	77,184	4	80,934	5
Provision for uncollectible amounts due from the Rigas Family and Rigas Family Entities Entities	—	—	5,166	—
Gain on disposition of long-lived assets	(4,778)	—	—	—

Total costs and expenses	2,115,127	103	1,776,731	103
Operating loss	(71,327)	(3)%	(48,691)	(3)%

Other income (expense), net:
Interest expense, net of amounts capitalized	(193,682)		(193,550)
Other income (expense), net	(423,873)		3,775

Total other expense, net	(617,555)		(189,775)

Loss before reorganization expenses, income taxes, share of losses of equity affiliates, minority's interest, discontinued operations and cumulative effects of accounting changes	(688,882)		(238,466)
Reorganization expenses due to bankruptcy	(39,770)		(38,783)
Income tax benefit (expense)	50,154		(46,600)
Share of losses of equity affiliates, net	(2,457)		(1,570)
Minority's interest in loss of subsidiary	9,366		14,129

Loss from continuing operations before cumulative effects of accounting changes	(671,589)		(311,290)
Loss from discontinued operations	(571)		(9,193)
Cumulative effects of accounting changes	(851,629)		—

Net loss	$(1,523,789)		$(320,483)

Revenue

        Revenue increased $316 million, or 18%, during the six months ended June 30, 2004 as compared to the same period in 2003, of which the consolidation of the Rigas Co-Borrowing Entities accounted for $96 million, or 6%. The following table summarizes revenue for the periods indicated (dollars in thousands, except ARPU amounts):

	Six months ended June 30,
	2004		2003		2004 vs. 2003
	Revenue	% of Revenue	Revenue	% of Revenue	$ Increase (decrease)	% Increase (decrease)
Cable:
Video (including digital)	$1,654,546	81%	$1,446,033	84%	$208,513	14%
High-speed Internet	255,054	12	162,082	9	92,972	57
Media services	113,048	6	95,006	6	18,042	19

Total cable	2,022,648	99	1,703,121	99	319,527	19
Corporate and other	21,152	1	24,919	1	(3,767)	(15)

Total	$2,043,800	100%	$1,728,040	100%	$315,760	18%

ARPU	$64.57		$55.67		$8.90	16%

        Cable revenue increased $320 million, or 19%, during the six months ended June 30, 2004 as compared to the same period in 2003, of which, as noted above, the Rigas Co-Borrowing Entities accounted for $96 million, or 6% ($77 million of video revenue, $15 million of HSI revenue and $4 million of media services revenue). The remaining increase in cable revenue was primarily attributable to increased revenue from HSI services, higher rates for basic and expanded basic service tiers, increased revenue from digital cable services and higher media services revenue. The positive impact of higher rates for basic and expanded basic service tiers was partially offset by a decrease in our basic subscriber base. An increase in HSI and digital cable subscribers accounted for most of the increase in revenue from these services. The increase in media services revenue was attributable to our ability to increase both the average rate received and the volume of advertising sold as a result of an industry wide trend of viewers switching from broadcast to cable, thereby increasing viewership and the advertising population. Subscriber counts, excluding the Rigas Co-Borrowing Entities, increased 49.2% for HSI services and 5.0% for digital cable and decreased 3.0% for basic cable when comparing subscriber counts at June 30, 2004 to the same period in 2003.

        Corporate and other revenue includes revenue from our security monitoring business, our sports programming network (Empire Sports Network) and our long-distance telephone resale business. Corporate and other revenue decreased $4 million due primarily to a decrease in revenue related to Empire Sports Network.

Direct operating and programming costs

        Direct operating and programming costs increased $173 million, or 15%, during the six months ended June 30, 2004 as compared to the same period in 2003, of which the consolidation of the Rigas Co-Borrowing Entities accounted for $56 million, or 5% ($25 million of programming costs and

$31 million in other cable operating costs). The following table summarizes direct operating and programming costs for the periods indicated (dollars in thousands):

	Six months ended June 30,
	2004	2003	$ Increase (decrease)	% Increase (decrease)
Cable:
Programming costs	$580,765	$519,097	$61,668	12%
Other cable	715,694	601,754	113,940	19

Total cable	1,296,459	1,120,851	175,608	16
Corporate and other	16,822	18,964	(2,142)	(11)

Total	$1,313,281	$1,139,815	$173,466	15%

        Programming costs consist primarily of costs paid to programmers for the provision of analog, premium and digital channels and pay-per-view programs. Programming costs increased $62 million, or 12%, of which the consolidation of the Rigas Co-Borrowing Entities accounted for $25 million, or 5%. The remaining increase was primarily attributable to an increase in the rates paid to programming providers and an increase in the number of programming services offered. Excluding the consolidation of the Rigas Co-Borrowing Entities, the 2004 programming cost increase was below historic trends due primarily to the decrease in our basic subscriber base.

        Other cable operating costs consist of labor and other costs associated with the provision of cable services to subscribers and the operation and maintenance of our cable systems. Other cable operating costs increased $114 million, or 19%, of which the consolidation of the Rigas Co-Borrowing Entities accounted for $31 million, or 5%. The remaining increase was primarily the result of annual wage increases and costs associated with increased customer service call activities.

        Our corporate and other operating costs include costs associated with our sports programming network, our security monitoring business and long-distance telephone resale business. Corporate and other costs decreased $2 million when comparing the six months ended June 30, 2004 to the same period in 2003.

        Total direct operating and programming costs, expressed as a percentage of revenue, decreased to 64% for the six months ended June 30, 2004 from 66% for the six months ended June 30, 2003. This decrease reflects increased cable revenue from higher rates, as explained above, and improving operating efficiencies.

Selling, general and administrative expenses

        Third party and Rigas Family Entities.    Third party and Rigas Family Entities' SG&A expenses increased $55 million, or 46%, during the six months ended June 30, 2004 as compared to the same period in 2003, of which the consolidation of the Rigas Co-Borrowing Entities accounted for $6 million, or 5%. The following table summarizes certain components of third party and Rigas Family Entities' SG&A expenses for the indicated periods (dollars in thousands):

	Six months ended June 30,
	2004	2003	$ Increase (decrease)	% Increase (decrease)
Cable	$68,917	$42,535	$26,382	62%
Corporate and other	105,608	76,911	28,697	37

Total	$174,525	$119,446	$55,079	46%

        Third party and Rigas Family Entities' SG&A expenses consist of salaries and benefits, marketing expenses, professional fees, insurance and other general and administrative expenses related to our operations. Cable SG&A expenses increased approximately $26 million when comparing the six months ended June 30, 2004 to the same period in 2003 primarily due to increased marketing expenses and the consolidation of the Rigas Co-Borrowing Entities as discussed above. The increased marketing expenses were the result of our efforts to retain our basic subscriber base and continue to grow the number of HSI subscribers.

        Corporate and other SG&A expenses increased $29 million primarily due to increases in employee costs, contracted professional fees, maintenance and repair expenses and insurance expenses. These increases include, among other items, expenses associated with compliance with the Sarbanes-Oxley Act, higher hardware and software maintenance expenses and higher directors' and officers' liability insurance premiums incurred during the six months ended June 30, 2004 as compared to the same period in 2003.

        Investigation and re-audit related fees.    We have incurred costs that, although not directly related to the Chapter 11 filing, are related to the investigation of the alleged actions of Rigas Management and related efforts to comply with applicable laws and regulations. These expenses include re-audit, legal and forensic consulting fees and aggregated $66 million and $22 million for the six months ending June 30, 2004 and 2003, respectively. The consolidation of the Rigas Co-Borrowing Entities accounted for $17 million of the increase, all of which relates to legal defense costs of the Rigas Family.

Depreciation

        Depreciation expense increased by $80 million, or 20%, for the six months ended June 30, 2004 as compared to the same period in 2003. The following table summarizes certain components of depreciation expense for the indicated periods (dollars in thousands):

	Six months ended June 30,
	2004	2003	$ Increase (decrease)	% Increase (decrease)
Cable	$465,596	$391,728	$73,868	19%
Corporate and other	23,467	17,305	6,162	36

Total	$489,063	$409,033	$80,030	20%

        Cable depreciation expense increased $74 million, of which the consolidation of the Rigas Co-Borrowing Entities accounted for $21 million, or 5%. The remaining increase was primarily attributable to a reduction in the useful life used to depreciate standard definition digital set-top boxes from five years to four years (for additional information, see Note 10, "Other Financial Information," to the accompanying condensed consolidated financial statements). Offsetting these increases was the net effect of a decrease in depreciation expense associated with property and equipment that has become fully depreciated or retired and increases in depreciation expense due to capital expenditures.

        Corporate and other depreciation expense increased $6 million primarily due to the write-off of abandoned assets.

Amortization

        Amortization expense decreased by $4 million, or 5%, for the six months ended June 30, 2004 as compared to the same period in 2003. As described in Note 10, "Other Financial Information," to the accompanying condensed consolidated financial statements, beginning in 2004, we began amortizing our customer relationships using the double declining balance method. The effect of the change for the six months ended June 30, 2004 was to decrease amortization expense by $12 million. This decrease was partially offset by increases due to the consolidation of the Rigas Co-Borrowing Entities and amortization of internally developed software costs.

Provision for uncollectible amounts due from the Rigas Family and Rigas Family Entities

        During the six months ended June 30, 2003, we recorded an additional provision of $5 million to increase the allowance for uncollectible amounts from the Rigas Family and Rigas Family Entities due to further decreases in the fair value of the underlying net assets of the Rigas Family and Rigas Family Entities.

Gain on disposition of long-lived assets

        During the six months ended June 30, 2004, we recorded a $5 million gain which was primarily related to the sale of a radio station we owned in Buffalo, New York.

Interest expense, net of amounts capitalized

        Interest expense, net of amounts capitalized, did not change significantly for the six months ended June 30, 2004, as compared to the same period of 2003, and was approximately $194 million for both periods. A 2004 decrease in average interest rates was offset by increases in the average monthly debt balance outstanding and a reduction in the amount of capitalized interest. Since the Petition Date, we have been paying or accruing interest only on amounts outstanding under the DIP facilities and the pre-petition credit agreements, including the entire principal balance outstanding under the Co-Borrowing Facilities.

Other income (expense), net

        Other expense, net was $424 million during the six months ended June 30, 2004 as compared to $4 million of other income, net for the six months ended June 30, 2003. In the first quarter of 2004, we recorded a $425 million charge related to the Non-Prosecution Agreement. See Note 9, "Contingencies," to the accompanying condensed consolidated financial statements for additional information.

Reorganization expenses due to bankruptcy

        Certain expenses directly related to the Chapter 11 filing are expensed and included in reorganization expenses due to bankruptcy. Such expenses aggregated $40 million and $39 million for the six months ended June 30, 2004 and 2003, respectively. We will continue to incur significant reorganization expenses until we emerge from bankruptcy. For additional information, see Note 2, "Bankruptcy Proceedings and Sale of Assets of the Company," to the accompanying condensed consolidated financial statements.

Income tax benefit (expense)

        We recorded an income tax benefit of $50 million and an income tax expense of $47 million for the six months ended June 30, 2004 and 2003, respectively. Such amounts differ from the amounts that would have resulted from the application of statutory tax rates due primarily to increases in the valuation allowances provided against our net operating loss carryforwards and other deferred tax assets during 2004 and 2003. During 2004, we re-evaluated the impact on our valuation allowance due to the timing of our reversing temporary differences, including our policy of netting the effect of reversing temporary differences associated with customer relationship intangible assets with intangible assets that have indefinite lives. As a result of this evaluation, we changed the expectations for scheduling the expected reversal of our deferred tax liabilities associated with these intangible assets and included in our income tax benefit for 2004 a $166 million reduction in the valuation allowances on deferred tax assets related to current expectations for the reversal of our deferred tax liabilities.

Minority's interest in loss of subsidiary

        Minority's interest in loss of subsidiary was $9 million for the six months ended June 30, 2004 as compared to $14 million for the same period in 2003. Minority's interest in loss of subsidiary represents the minority interest owner's share of the loss of our majority-owned subsidiary, Century-TCI.

Loss from discontinued operations

        As discussed in Note 8, "TelCove Settlement and Discontinued Operations," to the accompanying condensed consolidated financial statements, the transfer of economic risks and benefits of the CLEC Market Assets to TelCove pursuant to the Global Settlement occurred on April 7, 2004. Accordingly, the loss from discontinued operations was significantly lower for the six months ended June 30, 2004 as compared to the same period in 2003. The $571,000 loss from discontinued operations for the first six months of 2004 included $9 million of revenue and $9.6 million of costs and expenses. The $9 million loss from discontinued operations for the first six months of 2003 included $21 million of revenue and $30 million of costs and expenses.

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

Net loss

        Our net loss was $1,524 million and $320 million for the six months ended June 30, 2004 and 2003, respectively. As described above, during the six months ended June 30, 2004, we recorded charges of $852 million for the cumulative effects of accounting changes and a $425 million charge related to the Non-Prosecution Agreement. In addition, although revenue increased 18%, and, as a percentage of revenue, direct operating and programming costs declined, increases in other costs and expenses, including a $44 million increase in investigation and re-audit related fees, resulted in a $23 million increase in our operating loss.

LIQUIDITY AND CAPITAL RESOURCES

Historical Sources and Uses of Cash

        The following table summarizes net cash provided by (used in) our operating, investing and financing activities during the indicated periods (amounts in thousands):

	Six months ended June 30,
	2004	2003
Operating activities	$144,464	$308,006

Investing activities:
Capital expenditures	$(433,825)	$(299,107)
Other investing activities	56,516	124,426

Total investing activities	$(377,309)	$(174,681)

Financing activities	$189,613	$(13,836)

        Operating activities.    Net cash provided by operating activities for the six months ended June 30, 2004 and 2003 was $144 million and $308 million, respectively. The $164 million decrease during the first six months of 2004, compared to the same period of 2003, was due primarily to cash settlements totaling $105 million of accounts payable and accrued liabilities previously classified as liabilities subject to compromise. In addition, we paid $58 million to TelCove in April 2004 as part of the Global Settlement, which was previously reflected as an accrued liability. These cash payments were partially offset by decreases in accounts receivable and other current assets.

        Investing activities.    Net cash used in investing activities increased to $377 million for the six months ended June 30, 2004 from $175 million for the comparable period of the prior year. In both periods, we continued to make significant capital expenditures to upgrade and rebuild our cable systems and to support the launch of new services and such expenditures increased 45% to $434 million for the six months ended June 30, 2004 from $299 million for the same period of the prior year. During the six months ended June 30, 2004, cash provided by other investing activities decreased by $68 million as compared to the same period of 2003. A reduction in restricted cash of $99 million and net cash received from the Rigas Family and Rigas Family Entities of $31 million were the main components of other investing activities in the 2003 period. The reduction in net cash received from the Rigas Family and Rigas Family Entities was primarily due to the consolidation of the Rigas Co-Borrowing Entities effective January 1, 2004.

        Financing activities.    For the six months ended June 30, 2004, net cash provided by financing activities was comprised of $655 million of borrowings made pursuant to the DIP facilities, repayments of debt totaling $453 million and payments of bank financing costs of $12 million. Borrowings in the first six months of 2003 totaled $2 million and repayments of debt totaled $15 million.

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

	Six months ended June 30,
	2004	2003
Free cash flow (deficit)	$(289,361)	$8,899
Adjustments to reconcile free cash flow to net cash provided by operating activities:
Capital expenditures	433,825	299,107

Net cash provided by operating activities	$144,464	$308,006

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

        Off-Balance Sheet Arrangements.    We have issued standby letters of credit for the benefit of franchise authorities and other parties, most of which have been issued to an intermediary surety bonding company. The letters of credit are collateralized by either cash or the undrawn portion of the Second Extended DIP Facility. At June 30, 2004, the aggregate principal amount of letters of credit issued by us was $115 million, of which $114 million was issued under the First Extended DIP Facility and $1 million was collateralized by cash. Letters of credit issued under the DIP facilities reduce the amount that may be borrowed under the DIP facilities. We do not have any other off-balance sheet arrangements.

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

        Our total capital expenditures for the first six months of 2004 were $434 million as compared to $299 million for the same period in 2003. In recent years, we have devoted significant capital to the rebuild and upgrade of our cable systems and substantially all of our cable networks have been rebuilt to a bandwidth of 550 Megahertz or greater with two-way capability. Nevertheless, subject to the availability of sufficient financial resources and to possible future changes in our business plan in response to the Sale Transaction, or competitive, technological, regulatory and other external developments, capital expenditures during the next several years following 2004 are not expected to decrease significantly from the 2004 level as we migrate our expenditures from the rebuild program to customer premise equipment and scaleable infrastructure associated with new services and technologies such as telephony and video on demand. The Sale Transaction also requires us to use commercially reasonable efforts to maintain capital expenditures in accordance with our long range plan.

        Liquidation of Debt and Other Liabilities.    At June 30, 2004, our liabilities totaled $21,057 million including $18,506 million representing pre-petition liabilities that are subject to compromise. We currently cannot predict the amount of cash that will be required to settle pre-petition liabilities subject to compromise, as the rights and claims of the Debtors' various creditors will be determined by a plan of reorganization that is ultimately subject to confirmation by the Bankruptcy Court.

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