Form 10-Q
period 2005-03-31
ADELPHIA COMMUNICATIONS CORP
filed 2005-11-04
CIK 796486

Use these links to rapidly review the document
Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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

5619 DTC Parkway
Greenwood Village, CO 80111
(Address of principal executive offices, including zip code)

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

        Number of shares of Class A common stock outstanding as of September 30, 2005: 228,692,414

        Number of shares of Class B common stock outstanding as of September 30, 2005: 25,055,365

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
Quarterly Report on Form 10-Q for the period ended March 31, 2005

INTRODUCTORY NOTE

        In this Quarterly Report, the "Company," "we," "us" and "our" refer to Adelphia Communications Corporation ("Adelphia"), its consolidated subsidiaries and other consolidated entities. Certain terms discussed below are defined in the accompanying notes to the condensed consolidated financial statements.

        This Quarterly Report on Form 10-Q is for the quarterly period ended March 31, 2005. This filing reflects our continued efforts to again be current in our periodic reporting obligations under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), after having ceased to be in compliance with those obligations as a result of the alleged improper actions of certain members of the John J. Rigas family who held all of the senior executive positions at Adelphia and constituted five of the nine members of Adelphia's board of directors (collectively, "Rigas Management") in the period prior to the commencement of the Chapter 11 bankruptcy proceedings. See "Business—Certain Business and Other Developments Relating to the Chapter 11 Cases—Certain Events Leading to the Installation of Interim Management and Commencement of the Chapter 11 Cases in 2002" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission (the "SEC") on October 6, 2005 (the "2004 Form 10-K"). This Quarterly Report should be read in conjunction with the 2004 Form 10-K and all of our other reports, including Current Reports on Form 8-K, filed with or furnished to the SEC through the date of this report. As disclosed in the 2004 Form 10-K, readers should not rely on Adelphia's periodic and other reports filed with or furnished to the SEC prior to May 24, 2002.

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

  •
  uncertainty regarding tax attributes and potential tax liabilities due to our re-evaluation of our historical positions;

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

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	March 31, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$316,747	$338,909
Restricted cash	28,656	6,300
Accounts receivable, less allowance for doubtful accounts of $18,571 and $37,954, respectively	92,150	116,613
Other current assets	84,361	82,710

Total current assets	521,914	544,532
Noncurrent assets:
Restricted cash	3,087	3,035
Investments in equity affiliates and related receivables	254,220	252,237
Property and equipment, net	4,390,211	4,469,943
Intangible assets, net (Note 10)	7,614,069	7,672,855
Other noncurrent assets, net	168,855	155,586

Total assets	$12,952,356	$13,098,188

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$98,404	$173,654
Subscriber advance payments and deposits	30,747	33,159
Accrued liabilities (Note 10)	565,681	535,924
Deferred revenue	30,444	33,296
Parent and subsidiary debt (Note 5)	636,933	667,745
Amounts due to the Rigas Family and Other Rigas Entities from Rigas Co-Borrowing Entities (Note 4)	460,256	460,256

Total current liabilities	1,822,465	1,904,034

Noncurrent liabilities:
Other liabilities	34,589	35,012
Deferred revenue	79,797	85,397
Deferred income taxes	753,069	729,481

Total noncurrent liabilities	867,455	849,890
Liabilities subject to compromise (Notes 2 and 5)	18,475,220	18,480,948

Total liabilities	21,165,140	21,234,872

Commitments and contingencies (Note 9)
Minority's interest in equity of subsidiary	78,712	79,142
Stockholders' deficit:
Series preferred stock	397	397
Class A Common Stock, $.01 par value, 1,200,000,000 shares authorized, 229,787,271 shares issued and 228,692,414 shares outstanding	2,297	2,297
Convertible Class B Common Stock, $.01 par value, 300,000,000 shares authorized, 25,055,365 shares issued and outstanding	251	251
Additional paid-in capital	12,071,165	12,071,165
Accumulated other comprehensive loss, net	(6,493)	(11,565)
Accumulated deficit	(20,304,433)	(20,221,691)
Treasury stock, at cost, 1,094,857 shares of Class A Common Stock	(27,937)	(27,937)

	(8,264,753)	(8,187,083)
Amounts due from the Rigas Family and Other Rigas Entities, net (Note 4)	(26,743)	(28,743)

Total stockholders' deficit	(8,291,496)	(8,215,826)

Total liabilities and stockholders' deficit	$12,952,356	$13,098,188

See accompanying notes to the condensed consolidated financial statements.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except share and per share amounts)
(unaudited)

	Three months ended March 31,
	2005	2004
Revenue	$1,069,002	$1,007,330
Costs and expenses:
Direct operating and programming	654,330	652,032
Selling, general and administrative	79,065	81,361
Investigation, re-audit and sale transaction costs	20,430	30,522
Depreciation	213,105	247,771
Amortization	34,419	38,625
Provision for uncollectible amounts due from the Rigas Family and Other Rigas Entities (Note 4)	2,000	—
Gain on disposition of long-lived assets (Note 10)	(5,900)	—

Total costs and expenses	997,449	1,050,311

Operating income (loss)	71,553	(42,981)
Other income (expense):
Interest expense, net of amounts capitalized (contractual interest was $317,806 and $288,905 during the three months ended March 31, 2005 and 2004, respectively) (Notes 2 and 5)	(117,242)	(97,319)
Other income (expense), net (Note 9)	1,193	(425,216)

Total other expense, net	(116,049)	(522,535)

Loss before reorganization expenses, income taxes, share of losses of equity affiliates, minority's interest, discontinued operations and cumulative effects of accounting changes	(44,496)	(565,516)
Reorganization expenses due to bankruptcy (Note 2)	(14,058)	(15,348)

Loss before income taxes, share of losses of equity affiliates, minority's interest, discontinued operations and cumulative effects of accounting changes	(58,554)	(580,864)
Income tax (expense) benefit	(24,132)	73,878
Share of losses of equity affiliates, net	(486)	(697)
Minority's interest in loss of subsidiary	430	4,241

Loss from continuing operations before cumulative effects of accounting changes	(82,742)	(503,442)
Gain from discontinued operations	—	499

Loss before cumulative effects of accounting changes	(82,742)	(502,943)
Cumulative effects of accounting changes:
Due to new accounting pronouncements (Note 3)	—	(588,782)
Due to new method of amortization (Note 10)	—	(262,847)

Net loss	(82,742)	(1,354,572)
Dividend requirements applicable to preferred stock (contractual dividends were $30,031 during each of the three months ended March 31, 2005 and 2004):
Beneficial conversion feature	(583)	(1,935)

Net loss applicable to common stockholders	$(83,325)	$(1,356,507)

Basic and diluted loss applicable to common stockholders per weighted average share of common stock:
From continuing operations before cumulative effects of accounting changes	$(0.33)	$(1.99)
Cumulative effects of accounting changes	—	(3.36)

Net loss applicable to common stockholders	$(0.33)	$(5.35)

Basic and diluted weighted average shares of common stock outstanding	253,747,779	253,747,779

See accompanying notes to the condensed consolidated financial statements.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Three months ended March 31,
	2005	2004
Operating activities:
Net loss	$(82,742)	$(1,354,572)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	213,105	247,771
Amortization	34,419	38,625
Gain on disposition of long-lived assets	(5,900)	—
Amortization of deferred financing costs	782	6,336
Provision for uncollectible amounts due from the Rigas Family and Other Rigas Entities	2,000	—
Provision for government settlement	—	425,000
Other noncash charges, net	—	792
Reorganization expenses due to bankruptcy	14,058	15,348
Deferred income tax expense (benefit)	23,601	(73,878)
Share of losses of equity affiliates, net	486	697
Minority's interest in loss of subsidiary	(430)	(4,241)
Depreciation, amortization and other noncash charges related to discontinued operations	—	1,234
Cumulative effects of accounting changes	—	851,629
Change in operating assets and liabilities, net of effects of initial consolidation of Rigas Co-Borrowing Entities	(53,274)	688

Net cash provided by operating activities before payment of reorganization expenses	146,105	155,429
Reorganization expenses paid during the period	(243)	(8,364)

Net cash provided by operating activities	145,862	147,065

Investing activities:
Expenditures for property and equipment	(144,254)	(195,803)
Change in restricted cash	(22,408)	5,619
Proceeds from sale of long-lived assets	36,208	—
Other	(3,369)	(6,112)

Net cash used in investing activities	(133,823)	(196,296)

Financing activities:
Proceeds from debt	660,000	80,000
Repayments of debt	(690,432)	(11,339)
Payments of deferred financing costs	(3,769)	—

Net cash provided by (used in) financing activities	(34,201)	68,661

Increase (decrease) in cash and cash equivalents	(22,162)	19,430
Cash and cash equivalents at beginning of period	338,909	252,661

Cash and cash equivalents at end of period	$316,747	$272,091

See accompanying notes to the condensed consolidated financial statements.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1:    Background and Basis of Presentation

        The Company is engaged primarily in the cable television business. The Company's consolidated cable systems are located in 31 states and Brazil. In June 2002, the Debtors filed voluntary petitions to reorganize (the "Chapter 11 Cases") under Chapter 11 of Title 11 ("Chapter 11") of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). Effective January 1, 2004, the Company began consolidating the Rigas Co-Borrowing Entities. For additional information, see Note 3. The Rigas Co-Borrowing Entities did not file for bankruptcy protection. Effective April 20, 2005, Adelphia entered into definitive agreements with TW NY and Comcast which provide for the sale of substantially all of the Company's U.S. assets. For additional information, see Note 2.

        The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures typically included in the Company's financial statements filed with its Annual Report on Form 10-K have been condensed or omitted for this Quarterly Report. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments, which consist of only normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. These financial statements should be read in conjunction with the Company's 2004 Form 10-K. Interim results are not necessarily indicative of results for a full year.

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

        In May 2002, certain Rigas Family members resigned from their positions as directors and executive officers of the Company. In addition, the Rigas Family owned Adelphia $0.01 par value Class A common stock ("Class A Common Stock") and Adelphia $0.01 par value Class B common stock ("Class B Common Stock") with a majority of the voting power in Adelphia, and was not able to exercise such voting power since the Debtors filed for protection under the Bankruptcy Code in June 2002. Prior to May 2002, the Company engaged in numerous transactions that directly or indirectly involved members of the Rigas Family and entities in which members of the Rigas Family directly or indirectly held controlling interests (the "Rigas Family Entities"). The Rigas Family Entities include the Rigas Co-Borrowing Entities, as well as other Rigas Family entities (the "Other Rigas Entities"). For additional information, see Note 4. Pursuant to the Consent Order of Forfeiture entered by the United States District Court for the Southern District of New York (the "District Court") on June 8, 2005 (the "Forfeiture Order"), all right, title and interest of the Rigas Family and Rigas Family Entities in the Rigas Co-Borrowing Entities (other than Coudersport and Bucktail), certain specified real estate and any securities of the Company were forfeited to the United States on June 8, 2005 and such assets and securities are expected to be conveyed to the Company (subject to completion of

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

forfeiture proceedings before a federal judge to determine if there are any superior claims) pursuant to an agreement between the Company and the U.S. Attorney dated April 25, 2005 (the "Non-Prosecution Agreement"), as discussed in Note 9.

        Although the Company is operating as a debtor-in-possession in the Chapter 11 Cases, the Company's ability to control the activities and operations of its subsidiaries that are also Debtors may be limited pursuant to the Bankruptcy Code. However, because the bankruptcy proceedings for the Debtors are consolidated for administrative purposes in the same Bankruptcy Court and will be overseen by the same judge, the financial statements of Adelphia and its subsidiaries have been presented on a combined basis, which is consistent with condensed consolidated financial statements (see Note 2). All inter-entity transactions between Adelphia, its subsidiaries and the Rigas Co-Borrowing Entities have been eliminated in consolidation.

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

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

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

        On June 25, 2005, the Debtors filed their proposed Second Amended Joint Plan of Reorganization and related Second Amended Disclosure Statement with the Bankruptcy Court. On September 28, 2005, the Debtors filed their proposed Third Amended Joint Plan of Reorganization (the "Plan") and related Third Amended Disclosure Statement (the "Disclosure Statement") with the Bankruptcy Court. The Plan contemplates, among other things, consummation of the Sale Transaction and distribution of the cash and Class A common stock of TWC (the "TWC Class A Common Stock") received pursuant to the Sale Transaction to the stakeholders of the Debtors in accordance with the Plan. The Debtors expect to amend the Plan and Disclosure Statement prior to confirmation of the Plan by the Bankruptcy Court.

Sale of Assets

        Effective April 20, 2005, Adelphia entered into the Sale Transaction. Upon the closing of the Sale Transaction, Adelphia will receive approximately $12.7 billion in cash and shares of TWC Class A Common Stock, which are expected to represent 16% of the outstanding equity securities of TWC as of the closing and to be listed on the New York Stock Exchange. Such percentage assumes the redemption of Comcast's interest in TWC and is subject to adjustment for issuances pursuant to employee stock programs (subject to a cap) and issuances of securities for fair consideration. The purchase price payable by TW NY and Comcast is subject to certain adjustments. TWC, Comcast and certain of their affiliates have also agreed to swap certain cable systems and unwind Comcast's investments in TWC and Time Warner Entertainment Company, L.P., a subsidiary of TWC ("TWE"). The Sale Transaction does not include the Company's interest in Century/ML Cable, a joint venture that owns and operates cable systems in Puerto Rico, which Century and ML Media Partners, L.P. ("ML Media") sold to San Juan Cable, LLC ("San Juan Cable") effective October 31, 2005. For additional information, see Note 9.

        As part of the Sale Transaction, Adelphia has agreed to transfer to TW NY and Comcast the assets related to the cable systems that are nominally owned by the Rigas Co-Borrowing Entities and are managed by the Company (such Rigas Co-Borrowing Entities are herein referred to as the "Managed Cable Entities"). Pursuant to the Forfeiture Order, all right, title and interest of the Rigas Family and Rigas Family Entities in the Rigas Co-Borrowing Entities (other than Coudersport and Bucktail) have been forfeited to the United States. Pursuant to the Non-Prosecution Agreement, the Company expects to obtain ownership of all of the Rigas Co-Borrowing Entities other than two small entities (Coudersport and Bucktail) and, accordingly, Adelphia expects to be able to transfer to TW NY and Comcast (subject to completion of forfeiture proceedings before a federal judge to determine if there are any superior claims) the assets of the Managed Cable Entities (other than Coudersport and Bucktail) as part of the Sale Transaction. If the Company is unable to transfer all of the assets of the Managed Cable Entities to Comcast and TW NY at the closing of the Sale Transaction, the initial purchase price payable by Comcast and by TW NY would be reduced by an

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

aggregate amount of up to $600,000,000 and $390,000,000, respectively, but would become payable to the extent such assets are transferred to Comcast or TW NY within 15 months of the closing. Adelphia believes that the failure to transfer the assets of Coudersport and Bucktail to TW NY and Comcast will result in an aggregate purchase price reduction of approximately $23,000,000, reflecting a reduction to the purchase price payable by TW NY of approximately $15,000,000 and by Comcast of approximately $8,000,000.

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

        The closing under each purchase agreement is also conditioned on a contemporaneous closing under the other purchase agreement. However, pursuant to a letter agreement dated as of April 20, 2005, and the asset purchase agreement between Adelphia and TW NY, TW NY has agreed to purchase the cable operations of Adelphia that Comcast would have acquired if Comcast's purchase

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

agreement is terminated prior to closing as a result of the failure to obtain FCC or applicable antitrust approvals. In such event, and assuming TW NY received such approvals, TW NY will pay the $3.5 billion purchase price to have been paid by Comcast, less Comcast's allocable share of the liabilities of Century-TCI, Parnassos and Western NY Cablevision, which shall not be less than $549,000,000 or more than $600,000,000. Consummation of the Sale Transaction, however, is not subject to the consummation of the agreement by TWC, Comcast and certain of their affiliates to swap certain cable systems and unwind Comcast's investments in TWC and TWE, as described above. There is no assurance that TW NY would be able to obtain the required FCC or applicable antitrust approvals for the transaction contemplated by the letter agreement.

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

  •
  consummate the Plan.

        To complete these steps, the Bankruptcy Court must first hold a hearing to determine if the Disclosure Statement contains adequate information; the hearing to approve the Disclosure Statement commenced on October 27, 2005 and has been continued until November 8, 2005. Second, the Bankruptcy Court must find that the Disclosure Statement contains adequate information and the Debtors must solicit the acceptance of the Plan. Third, before it can issue a confirmation order, the Bankruptcy Court must find that either each class of impaired claims or equity interests has accepted the Plan or the Plan meets the requirements of the Bankruptcy Code to confirm the Plan over the objections of dissenting classes. In addition, the Bankruptcy Court must find that the Plan meets certain other requirements specified in the Bankruptcy Code. The Debtors expect to amend the Plan and Disclosure Statement prior to confirmation of the Plan by the Bankruptcy Court.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        The Debtors have filed several omnibus objections to certain of the claims, seeking to address in excess of $2.7 trillion in claims, consisting primarily of duplicative claims. Certain claims addressed in such objections were either: (i) reduced and allowed; (ii) disallowed and expunged; or (iii) subordinated by orders of the Bankruptcy Court. Hearings on certain claims objections are also scheduled for November 15, 2005 and December 6, 2005. Certain other objections have been adjourned to allow the parties to continue to reconcile such claims. The Debtors have filed an additional omnibus objection which seeks to eliminate, reduce and/or subordinate in excess of $900 billion of claims asserted against the Debtors by Leonard Tow and Claire Tow (together, the "Tows") and the various trusts that are controlled by the Tows. Simultaneously with the filing of such omnibus objection, the Company and certain other Debtors commenced an adversary proceeding in the Bankruptcy Court by filing a complaint against Leonard Tow seeking to: (i) avoid and recover certain unauthorized post-petition transfers and/or fraudulent transfers totaling approximately $14,000,000 (the "Avoidable Transfers"); (ii) disallow Leonard Tow's claims pending the return of Avoidable Transfers; and (iii) subordinate

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Leonard Tow's claims. Additional omnibus objections may be filed as the claims resolution process continues.

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

Exit Financing Commitment

        On February 25, 2004, Adelphia executed a commitment letter and certain related documents pursuant to which a syndicate of financial institutions committed to provide to the Debtors up to $8,800,000,000 in exit financing. Following the Bankruptcy Court's approval on June 30, 2004 of the exit financing commitment, the Company paid the exit lenders a nonrefundable fee of $10,000,000 and reimbursed the exit lenders for certain expenses they had incurred through the date of such approval, including certain legal expenses. In light of the agreements with TW NY and Comcast, on April 25, 2005, the Company informed the exit lenders of its election to terminate the exit financing commitment, which termination became effective on May 9, 2005. As a result of the termination, the Company recorded a charge of $58,267,000 during the second quarter of 2005, which represents previously unpaid commitment fees of $45,428,000, the nonrefundable fee of $10,000,000 and certain other expenses. As of March 31, 2005, $52,363,000 of such fees and expenses were included in other noncurrent assets, net.

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

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

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

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

of operations. Liabilities subject to compromise are reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. Liabilities subject to compromise consist of the following (amounts in thousands):

	March 31, 2005	December 31, 2004
Parent and subsidiary debt	$11,560,684	$11,560,684
Parent and subsidiary debt under co-borrowing credit facilities	4,576,375	4,576,375
Accounts payable	950,352	954,858
Accrued liabilities	1,239,015	1,240,237
Series B Preferred Stock	148,794	148,794

Liabilities subject to compromise	$18,475,220	$18,480,948

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

        Following is a reconciliation of the changes in liabilities subject to compromise for the period from December 31, 2004 through March 31, 2005 (amounts in thousands):

Balance at December 31, 2004	$18,480,948
Settlements	(5,728)

Balance at March 31, 2005	$18,475,220

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

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Reorganization Expenses Due to Bankruptcy and Investigation, Re-audit and Sale Transaction Costs

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

	Three months ended March 31,
	2005	2004
Professional fees	$22,765	$20,925
Interest earned during reorganization	(2,171)	(725)
Settlements and other	(6,536)	(4,852)

Reorganization expenses due to bankruptcy	$14,058	$15,348

        In addition to the costs shown above, the Company has incurred certain professional fees and other costs that, although not directly related to the Chapter 11 filing, relate to the investigation of the actions of the Rigas Family management, related efforts to comply with applicable laws and regulations and the Sale Transaction. These expenses include the additional audit fees incurred for the year ended December 31, 2001 and prior, as well as legal fees, forensic consultant fees, legal defense costs paid on behalf of the Rigas Family and employee retention costs. These expenses have been included in investigation, re-audit and sale transaction costs in the accompanying condensed consolidated statements of operations.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Condensed Financial Statements of Debtors

        The Debtors' condensed consolidated balance sheets as of the indicated dates are as follows (amounts in thousands):

	March 31, 2005	December 31, 2004
Assets:
Total current assets	$602,459	$624,572
Property and equipment, net	4,242,577	4,323,142
Intangible assets, net	7,117,843	7,174,967
Other noncurrent assets	422,041	406,414

Total assets	$12,384,920	$12,529,095

Liabilities and Stockholders' Deficit:
Liabilities:
Other current liabilities	$703,301	$755,512
Current portion of parent and subsidiary debt	636,426	667,605
Total noncurrent liabilities	861,413	843,274
Liabilities subject to compromise	18,475,220	18,480,948

Total liabilities	20,676,360	20,747,339

Minority's interest	78,712	79,142
Stockholders' deficit:
Series preferred stock	397	397
Common stock	2,548	2,548
Additional paid-in capital	9,567,027	9,566,968
Accumulated other comprehensive income, net	801	826
Accumulated deficit	(17,145,034)	(17,059,560)
Treasury stock, at cost	(27,937)	(27,937)

	(7,602,198)	(7,516,758)
Amounts due from the Rigas Family and Other Rigas Entities, net	(767,954)	(780,628)

Total stockholders' deficit	(8,370,152)	(8,297,386)

Total liabilities and stockholders' deficit	$12,384,920	$12,529,095

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

        The Debtors' condensed consolidated statements of operations for the indicated periods are as follows (amounts in thousands):

	Three months ended March 31,
	2005	2004
Revenue	$1,013,615	$957,057
Costs and expenses:
Direct operating and programming	623,584	622,756
Selling, general and administrative	73,447	76,584
Investigation, re-audit and sale transaction costs	19,510	18,059
Depreciation	203,689	236,487
Amortization	32,757	36,698
Provision for uncollectible amounts due from the Rigas Family and Other Rigas Entities	2,000	—
Gain on disposition of long-lived assets	(5,900)	—

Total costs and expenses	949,087	990,584

Operating income (loss)	64,528	(33,527)
Interest expense, net of amounts capitalized	(113,466)	(94,150)
Other income (expense), net	1,178	(425,647)
Reorganization expenses due to bankruptcy	(14,058)	(15,348)
Income tax (expense) benefit	(23,600)	73,878
Share of losses of equity affiliates, net	(486)	(697)
Minority's interest in loss of subsidiary	430	4,241

Loss from continuing operations before cumulative effect of accounting change	(85,474)	(491,250)
Gain from discontinued operations	—	499

Loss before cumulative effect of accounting change	(85,474)	(490,751)
Cumulative effect of accounting change	—	(262,847)

Net loss	$(85,474)	$(753,598)

        Following is the condensed consolidated cash flow data for the Debtors for the indicated periods (amounts in thousands):

	Three months ended March 31,
	2005	2004
Net cash provided by (used in):
Operating activities	$122,051	$142,073
Investing activities	$(110,900)	$(191,725)
Financing activities	$(34,201)	$68,661

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 3:    Variable Interest Entities

        Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities (as subsequently revised in December 2003, "FIN 46-R") requires variable interest entities, as defined by FIN 46-R, to be consolidated by the primary beneficiary if certain criteria are met. None of the Company's variable interest entities are special purpose entities.

        The Company has concluded that the Rigas Co-Borrowing Entities are variable interest entities for which the Company is the primary beneficiary, as contemplated by FIN 46-R. Accordingly, effective January 1, 2004, the Company began consolidating the Rigas Co-Borrowing Entities on a prospective basis. The assets and liabilities of the Rigas Co-Borrowing Entities are included in the Company's condensed consolidated financial statements at the Rigas Family's historical cost because these entities first became variable interest entities and Adelphia became the primary beneficiary when Adelphia and these entities were under the common control of the Rigas Family. As a result of the adoption of FIN 46-R, the Company recorded a $588,782,000 charge as a cumulative effect of a change in accounting principle as of January 1, 2004. The Company is reporting the operating results of the Rigas Co-Borrowing Entities in the "cable" segment. See Note 6 for further discussion of the Company's business segments.

        The April 2005 agreements between: (i) Adelphia and the U.S. Attorney; (ii) Adelphia and the Rigas Family; and (iii) the Rigas Family and the U.S. Attorney (the "Government Settlement Agreements") provide, among other things, for the forfeiture of certain assets by the Rigas Family and Rigas Family Entities. Pursuant to the Forfeiture Order, all right, title and interest of the Rigas Family and Rigas Family Entities in the Rigas Co-Borrowing Entities (other than Coudersport and Bucktail), certain specified real estate and any securities of the Company were forfeited to the United States on June 8, 2005 and such assets and securities are expected to be conveyed to the Company (subject to completion of forfeiture proceedings before a federal judge to determine if there are any superior claims) pursuant to the Non-Prosecution Agreement. See Note 9 for additional information.

        As of June 8, 2005, the Company is no longer the primary beneficiary of Coudersport and Bucktail. Accordingly, the Company will cease to consolidate Coudersport and Bucktail under FIN 46-R and will record a net charge of $12,964,000 in the second quarter of 2005.

        In addition to the Rigas Co-Borrowing Entities, the Rigas Family owned, prior to forfeiture to the United States on June 8, 2005, at least 16 additional entities in which the Company held a variable interest. The Company has not applied the provisions of FIN 46-R to the Other Rigas Entities because the Company does not have sufficient financial information to perform the required evaluations. As a result of the Government Settlement Agreements, as of June 8, 2005, the Company no longer holds a variable interest in these entities.

Note 4:    Transactions with the Rigas Family and Other Rigas Entities

        In addition to the Rigas Co-Borrowing Entities discussed in Note 3, prior to May 2002, the Company had significant involvement, directly or indirectly, with the Rigas Family and Other Rigas

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Entities. The following table shows the amounts due from the Rigas Family and Other Rigas Entities as a result of this involvement, net of the allowance for uncollectible amounts (amounts in thousands):

	March 31, 2005	December 31, 2004
Amounts due from the Rigas Family and Other Rigas Entities before allowance for uncollectible amounts	$2,630,770	$2,630,770
Allowance for uncollectible amounts	(2,604,027)	(2,602,027)

Amounts due from the Rigas Family and Other Rigas Entities, net	$26,743	$28,743

        For purposes of assessing collectibility, the Company considered the amounts due from the Rigas Family and Other Rigas Entities to be collateral-backed loans and used the estimated values of the underlying debt and equity securities of Adelphia, which were forfeited to the United States on June 8, 2005, to determine expected repayments. Additional impairment of the estimated collectible amounts of $2,000,000 was recognized by the Company in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2005 due to further decline in the fair value of the underlying securities. Amounts due from the Rigas Family and Other Rigas Entities, net is presented as an addition to stockholders' deficit in the accompanying March 31, 2005 and December 31, 2004 condensed consolidated balance sheets because: (i) approximately half of the advances were used by those entities to acquire Adelphia securities; (ii) these advances occurred frequently; (iii) there were no definitive debt instruments that specified repayment terms or interest rates; and (iv) there was no demonstrated repayment history.

        In connection with the Government Settlement Agreements, all amounts owed between Adelphia (including the Rigas Co-Borrowing Entities) and the Rigas Family and Other Rigas Entities will not be collected or paid. As a result, in June 2005, the Company will derecognize the $460,256,000 payable by the Rigas Co-Borrowing Entities to the Rigas Family and Other Rigas Entities. This liability, which was recorded by the Company in connection with the January 1, 2004 consolidation of the Rigas Co-Borrowing Entities, had no legal right of set-off against amounts due to the Rigas Co-Borrowing Entities from the Rigas Family and Other Rigas Entities.

        In connection with the Government Settlement Agreements, equity ownership of the Rigas Co-Borrowing Entities (other than Coudersport and Bucktail), the debt and equity securities of the Company, and certain real estate were forfeited by the Rigas Family and the Rigas Family Entities and are expected to be conveyed to the Company (subject to completion of forfeiture proceedings before a federal judge to determine if there are any superior claims). In conjunction with the June 2005 forfeiture, the Company will record the settlement proceeds at their fair value. The Company estimates that the fair value of the debt and equity securities and real estate is $34,629,000 as of June 30, 2005. The Company has determined that the equity interests it expects to receive in the Rigas Co-Borrowing Entities (other than Coudersport and Bucktail) have nominal value as the liabilities of these entities significantly exceed the fair value of their assets. As discussed in Note 3, the assets and liabilities of the Rigas Co-Borrowing Entities have been included in the Company's consolidated financial statements since January 1, 2004.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

        Also, in connection with the Government Settlement Agreements, the Company agreed to pay the Rigas Family an additional $11,500,000 for legal defense costs, which was paid by the Company in June 2005. The Government Settlement Agreements release the Company from further obligation to provide funding for legal defense costs for the Rigas Family.

        During 2004 and 2003, various stipulations and orders were approved by the Bankruptcy Court that caused the Managed Cable Entities to pay approximately $28,000,000 of legal defense costs on behalf of certain members of the Rigas Family. During the three months ended March 31, 2004, $12,463,000 of such defense costs have been included in investigation, re-audit and sale transaction costs in the accompanying condensed consolidated statement of operations.

        As of March 31, 2005 and December 31, 2004, the Company had accrued $2,717,000 of severance for John J. Rigas pursuant to the terms of a May 23, 2002 agreement with John J. Rigas, Timothy J. Rigas, James P. Rigas, and Michael J. Rigas. The Government Settlement Agreements release the Company from this severance obligation. Accordingly, the Company will derecognize the severance accrual and recognize the benefit of $2,717,000 in June 2005.

        The Company will recognize a net benefit from the settlement with the Rigas Family and Other Rigas Entities in June 2005, as follows (amounts in thousands):

Derecognition of amounts due to the Rigas Family and Other Rigas entities from the Rigas Co-Borrowing Entities	$460,256
Derecognition of amounts due from the Rigas Family and Other Rigas Entities, net *	(15,405)
Estimated fair value of debt and equity securities and real estate to be conveyed to the Company	34,629
Deconsolidation of Coudersport and Bucktail, net (Note 3)	(12,964)
Legal defense costs for the Rigas Family	(11,500)
Derecognition of severance accrual for John J. Rigas	2,717

Settlement with the Rigas Family and Other Rigas Entities, net	$457,733

*
Represents the December 31, 2004 amounts due from the Rigas Family and Other Rigas Entities of $28,743,000, less the provision for uncollectible amounts of $13,338,000 that will be recognized by the Company for the period from January 1, 2005 through June 8, 2005 (date of the Forfeiture Order) due to a further decline in the fair value of the underlying securities.

Note 5:    Debt

        The carrying value of the Company's debt is summarized below for the indicated periods (amounts in thousands). Although the Company has timely paid all interest due under the DIP facilities, they are

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

classified as a current liability as the Company has received and may require future waivers to prevent or cure certain defaults under the DIP facilities. See Note 2 for additional information.

	March 31, 2005	December 31, 2004
Parent and subsidiary debt:
Secured:
Second Extended DIP Facility (a)	$606,000	$627,176
Capital lease obligations	30,413	39,657
Unsecured other subsidiary debt	520	912

Parent and subsidiary debt	$636,933	$667,745

Liabilities subject to compromise:
Parent debt — unsecured: (b)
Senior notes	$4,767,565	$4,767,565
Convertible subordinated notes (c)	1,992,022	1,992,022
Senior debentures	129,247	129,247
Pay-in-kind notes	31,847	31,847

Total parent debt	6,920,681	6,920,681

Subsidiary debt:
Secured
Notes payable to banks	2,240,313	2,240,313
Unsecured
Senior notes	1,105,538	1,105,538
Senior discount notes	342,830	342,830
Zero coupon senior discount notes	755,031	755,031
Senior subordinated notes	208,976	208,976
Other subsidiary debt	121,523	121,523

Total subsidiary debt	4,774,211	4,774,211

Deferred financing fees	(134,208)	(134,208)

Parent and subsidiary debt before Co-Borrowing Facilities (Note 2)	$11,560,684	$11,560,684

Co-Borrowing Facilities (d) (Note 2)	$4,576,375	$4,576,375

(a) Second Extended DIP Facility

        In connection with the Chapter 11 filings, Adelphia and certain of its subsidiaries (collectively, the "Loan Parties") entered into the $1,500,000,000 DIP Facility. On May 10, 2004, the Loan Parties entered into the $1,000,000,000 First Extended DIP Facility, which superseded and replaced in its entirety the DIP Facility. On February 25, 2005, the Loan Parties entered into the $1,300,000,000 Second Extended DIP Facility, which superseded and replaced in its entirety the First Extended DIP Facility. The Second Extended DIP Facility was approved by the Bankruptcy Court on February 22, 2005 and closed on February 25, 2005.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

        The Second Extended DIP Facility matures upon the earlier of March 31, 2006 or the occurrence of certain other events, as described in the Second Extended DIP Facility. The Second Extended DIP Facility consists of an $800,000,000 Tranche A Loan (including a $500,000,000 letter of credit subfacility) and a $500,000,000 Tranche B Loan. The proceeds from borrowings under the Second Extended DIP Facility are permitted to be used for general corporate purposes and investments, as defined in the Second Extended DIP Facility. The Second Extended DIP Facility is secured with a first priority lien on all of the Loan Parties' unencumbered assets, a priming first priority lien on all assets of the Loan Parties securing their pre-petition bank debt and a junior lien on all other assets of the Loan Parties. The applicable margin on loans extended under the Second Extended DIP Facility is 1.25% per annum in the case of Alternate Base Rate loans and 2.25% per annum in the case of Adjusted London interbank offered rate ("LIBOR") loans. In addition, under the Second Extended DIP Facility, the commitment fee with respect to the unused portion of the Tranche A Loan is 0.50% per annum.

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

        The terms of the Second Extended DIP Facility contain certain restrictive covenants, which include limitations on the ability of the Loan Parties to: (i) incur additional guarantees, liens and indebtedness; (ii) sell or otherwise dispose of certain assets; and (iii) pay dividends or make other distributions or payments with respect to any shares of capital stock, subject to certain exceptions set forth in the Second Extended DIP Facility. The Second Extended DIP Facility also requires compliance with certain financial covenants with respect to operating results and capital expenditures.

        From time to time, the Loan Parties and the DIP lenders entered into certain amendments to the terms of the Second Extended DIP Facility. In addition, from time to time, the Company received waivers to prevent or cure certain defaults under the Second Extended DIP Facility. These waivers and amendments are effective through the maturity date of the Second Extended DIP Facility.

        On March 9, 2005, certain Loan Parties cash collateralized certain letters of credit outstanding under the Second Extended DIP Facility in connection with the consummation of certain asset sales. As a result, the total commitment of the entire Second Extended DIP Facility was reduced to $1,276,539,000, with the total commitment of the Tranche A Loan being reduced to $776,539,000. As of March 31, 2005, $106,000,000 under the Tranche A Loan has been drawn and letters of credit totaling $113,188,000 have been issued under the Tranche A Loan, leaving availability of $557,351,000 under the Tranche A Loan. Furthermore, as of March 31, 2005, the entire $500,000,000 under the Tranche B Loan has been drawn. During May 2005, certain Loan Parties made mandatory prepayments of principal on the Second Extended DIP Facility in connection with the consummation of certain assets sales.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(b) Parent Debt

        All debt of Adelphia is structurally subordinated to the debt of its subsidiaries such that the assets of an indebted subsidiary are used to satisfy the applicable subsidiary debt before being applied to the payment of parent debt.

(c) Convertible Subordinated Notes

        At March 31, 2005 and December 31, 2004, the convertible subordinated notes included: (i) $1,029,876,000 aggregate principal amount of 6% convertible subordinated notes; (ii) $975,000,000 aggregate principal amount of 3.25% convertible subordinated notes; and (iii) unamortized discounts aggregating $12,854,000. Other Rigas Entities hold $167,376,000 aggregate principal amount of the 6% notes and $400,000,000 aggregate principal amount of the 3.25% notes. The terms of the 6% notes and 3.25% notes provide for the conversion of such notes into Class A Common Stock (Class B Common Stock in the case of notes held by the Other Rigas Entities) at the option of the holder any time prior to maturity at an initial conversion price of $55.49 per share and $43.76 per share, respectively.

        Pursuant to the Forfeiture Order, all right, title and interest of the Rigas Family and Rigas Family Entities in any securities of the Company were forfeited to the United States on June 8, 2005, and such securities are expected to be conveyed to the Company (subject to completion of forfeiture proceedings before a federal judge to determine if there are any superior claims) pursuant to the Non-Prosecution Agreement. The Company will recognize the benefits of such conveyance when it occurs. For additional information, see Note 9.

(d) Co-Borrowing Facilities

        The Co-Borrowing Facilities represent the aggregate amount outstanding pursuant to three separate Co-Borrowing Facilities dated May 6, 1999, April 14, 2000 and September 28, 2001. Each co-borrower is jointly and severally liable for the entire amount of the indebtedness under the applicable Co-Borrowing Facility regardless of whether that co-borrower actually borrowed that amount under such Co-Borrowing Facility. All amounts outstanding under Co-Borrowing Facilities at March 31, 2005 represent pre-petition liabilities of the Debtors and have been classified as liabilities subject to compromise in the accompanying condensed consolidated balance sheets. Collection of amounts outstanding under the Co-Borrowing Facilities from the Rigas Co-Borrowing Entities has not been stayed and actions may be taken to collect such borrowings from the Rigas Co-Borrowing Entities.

        The table below sets forth amounts outstanding for the Co-Borrowing Facilities at March 31, 2005 and December 31, 2004 (amounts in thousands):

Co-Borrowing Facilities
Attributable to Rigas Co-Borrowing Entities	$2,846,156
Attributable to non-Rigas Co-Borrowing Entities	1,730,219

Total included as debt of the Company	$4,576,375

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

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

Interest Rate Derivative Agreements

        At the Petition Date, all of the Company's derivative financial instruments had been settled or have since been settled except for one fixed rate swap, one variable rate swap and one interest rate collar, which remain outstanding at March 31, 2005. As the settlement of the remaining derivative financial instruments will be determined by the Bankruptcy Court, the $3,486,000 fair value of the liability associated with the derivative financial instruments at the Petition Date has been classified as a liability subject to compromise in the accompanying condensed consolidated balance sheets.

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

(Debtors-In-Possession)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

        Selected financial information concerning the Company's current operating segments is presented below for the indicated periods (amounts in thousands):

	Cable	Corporate and other	Eliminations	Total
Operating and Capital Expenditure Data:
Three months ended March 31, 2005
Revenue	$1,061,929	$7,073	$—	$1,069,002
Operating income (loss)	78,801	(7,248)	—	71,553
Capital expenditures	144,254	—	—	144,254
Three months ended March 31, 2004
Revenue	$996,338	$10,992	$—	$1,007,330
Operating loss	(18,916)	(24,065)	—	(42,981)
Capital expenditures	185,230	10,573	—	195,803
Balance Sheet Information:
Total assets
As of March 31, 2005	$12,566,250	$4,770,070	$(4,383,964)	$12,952,356
As of December 31, 2004	12,584,147	4,889,623	(4,375,582)	13,098,188

        The Company did not derive more than 10% of its revenue from any one customer during the three months ended March 31, 2005 and 2004. The Company's long-lived assets related to its foreign operations and investments were $7,927,000 and $6,394,000, as of March 31, 2005 and December 31, 2004, respectively. The Company's revenue related to its foreign operations was $4,291,000 and $3,000,000 during the three months ended March 31, 2005 and 2004, respectively. The Company's assets and revenue related to its foreign operations and investments were not significant to the Company's financial position or results of operations, respectively, during any of the periods presented.

Note 7:    Comprehensive Loss

        The Company's comprehensive loss, net of tax, for the indicated periods was as follows (amounts in thousands):

	Three Months Ended March 31
	2005	2004
Net loss	$(82,742)	$(1,354,572)
Other comprehensive income (loss):
Foreign currency translation adjustments	$(5,097)	320
Unrealized gains on securities, net of tax	25	263

Other comprehensive income (loss), net of tax	(5,072)	583

Comprehensive loss, net	$(87,814)	$(1,353,989)

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 8:    TelCove Settlement and Discontinued Operations

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

        The Company has presented the transferred CLEC Market Assets as discontinued operations in the accompanying condensed consolidated financial statements for the three months ended March 31, 2004.

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

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

has been confirmed by the Bankruptcy Court, no accrual for such contingent payments or equity awards has been recorded in the accompanying condensed consolidated financial statements.

Letters of Credit

        The Company has issued standby letters of credit for the benefit of franchise authorities and other parties, most of which have been issued to an intermediary surety bonding company. All such letters of credit will expire when the Second Extended DIP Facility expires, unless adequately collateralized. Unless otherwise amended or extended, the Second Extended DIP Facility will expire no later than March 31, 2006. At March 31, 2005, the aggregate principal amount of letters of credit issued by the Company was $114,078,000 of which $113,188,000 was issued under the Second Extended DIP Facility and $890,000 was collateralized by cash. Letters of credit issued under the DIP facilities reduce the amount that may be borrowed under the DIP facilities.

Litigation Matters

        General.    The Company follows Statement of Financial Accounting Standards ("SFAS") No. 5, Accounting for Contingencies, in determining its accruals and disclosures with respect to loss contingencies. Accordingly, estimated losses from loss contingencies are accrued by a charge to income when information available indicates that it is probable that an asset had been impaired or a liability had been incurred and the amount of the loss can be reasonably estimated. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the financial statements when it is reasonably possible that a loss may be incurred.

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

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

all currently pending criminal proceedings against him are resolved without a felony conviction on a charge involving fraud or false statements (other than false statements to the U.S. Attorney or the SEC).

        The Company's contribution to the Restitution Fund will consist of stock, future proceeds of litigation and, assuming consummation of the Sale Transaction (or another sale generating cash of at least $10 billion), cash. In the event of a sale generating both stock and at least $10 billion in cash, as contemplated in the Sale Transaction, the components of the Company's contribution to the Restitution Fund will consist of $600,000,000 in cash and stock (with at least $200,000,000 in cash) and 50% of the first $230,000,000 of future proceeds, if any, from certain litigation against third parties who injured the Company. If, however, the Sale Transaction (or another sale) is not consummated and instead the Company emerges from bankruptcy as an independent entity, the $600,000,000 payment by the Company will consist entirely of stock in the reorganized Adelphia. Unless extended on consent of the U.S. Attorney and the SEC, which consent may not be unreasonably withheld, the Company must make these payments on or before the earlier of: (i) October 15, 2006; (ii) 120 days after confirmation of a stand-alone plan of reorganization; or (iii) seven days after the first distribution of stock or cash to creditors under any plan of reorganization. The Company recorded charges of $425,000,000 and $175,000,000 during 2004 and 2002, respectively, related to the Non-Prosecution Agreement. The $425,000,000 charge is reflected in other income (expense), net in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2004.

        The U.S. Attorney agreed: (i) not to prosecute Adelphia or specified subsidiaries of Adelphia for any conduct (other than criminal tax violations) related to the Rigas Criminal Action (defined below) or the allegations contained in the SEC Civil Action; (ii) not to use information obtained through the Company's cooperation with the U.S. Attorney to criminally prosecute the Company for tax violations; and (iii) to convey to the Company all of the Rigas Co-Borrowing Entities forfeited by the Rigas Family and Rigas Family Entities, certain specified real estate forfeited by the Rigas Family and any securities of the Company that were directly or indirectly owned by the Rigas Family prior to forfeiture. The U.S. Attorney agreed with the Rigas Family not to require forfeiture of Coudersport and Bucktail (which together served approximately 5,000 subscribers (unaudited) in July 2005). A condition precedent to the Company's obligation to make the contribution to the Restitution Fund described in the preceding paragraph is the Company's receipt of title to the Rigas Co-Borrowing Entities, certain specified real estate and any securities described above, forfeited by the Rigas Family and Rigas Family Entities, free and clear of all liens, claims, encumbrances, or adverse interests. The forfeited Rigas Co-Borrowing Entities, anticipated to be conveyed to the Company (subject to completion of forfeiture proceedings before a federal judge to determine if there are any superior claims), represent the overwhelming majority of the Rigas Co-Borrowing Entities' subscribers and value.

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

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

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

(Debtors-In-Possession)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        In connection with the Adelphia-Rigas Settlement Agreement, the Company agreed to pay the Rigas Family an additional $11,500,000 for legal defense costs, which was paid and expensed by the Company in June 2005. The Adelphia-Rigas Settlement Agreement releases the Company from further obligation to provide funding for legal defense costs for the Rigas Family.

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

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

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

        Pursuant to the Forfeiture Order, all right, title and interest of the Rigas Family and Rigas Family Entities in the Rigas Co-Borrowing Entities (other than Coudersport and Bucktail), certain specified real estate and any securities of the Company were forfeited to the United States on June 8, 2005, and such assets and securities are expected to be conveyed to the Company (subject to completion of forfeiture proceedings before a federal judge to determine if there are any superior claims) pursuant to the Non-Prosecution Agreement. On August 19, 2005, the Company filed a petition with the District Court seeking an order conveying title to these assets and securities to the Company. A status report from the government to the District Court regarding the forfeiture proceedings is due in November 2005. On October 13, 2005, a petition was filed by a lending bank asserting an interest in one of the Rigas Co-Borrowing Entities for the exclusive purpose, according to the petition, of protecting against the contingency that the Bankruptcy Court approval of certain settlement agreements is overturned on appeal. A separate previously filed petition, which was referred to in the 2004 Form 10-K, related to real property that is not the subject of the Company's petition.

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

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

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

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

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

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

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

        ML Media has alleged that it is entitled to elect recovery of either $279,800,000, plus costs and interest in exchange for its interest in Century/ML Cable, or up to the difference between $279,800,000 and the fair market value of its interest in Century/ML Cable, plus costs, interest and revival of the state court claims described above. Adelphia, Century and Century/ML Cable have disputed ML Media's claims, and the Plan contemplates that ML Media will receive no distribution until such dispute is resolved.

        On June 3, 2005, Century and ML Media entered into an interest acquisition agreement ("IAA") to sell their interests in Century/ML Cable for $520,000,000 (subject to potential purchase price adjustments as defined in the IAA) to San Juan Cable. On August 9, 2005, Century/ML Cable filed its plan of reorganization (the "Century/ML Plan") and its related disclosure statement (the "Century/ML Disclosure Statement") with the Bankruptcy Court. On August 18, 2005, the Bankruptcy Court approved the Century/ML Disclosure Statement. On September 7, 2005, the Bankruptcy Court confirmed the Century/ML Plan, which is designed to satisfy the conditions of the IAA with San Juan

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Cable and provides that all third party claims will either be paid in full or assumed by San Juan Cable under the terms set forth in the IAA. On October 31, 2005, the sale of Century/ML Cable to San Juan Cable was consummated and the Century/ML Plan became effective. Neither the sale of Century/ML Cable to San Juan Cable nor the effectiveness of the Century/ML Plan resolves the pending litigation among Adelphia, Century, Highland, Century/ML Cable and ML Media.

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

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

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

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

        Accordingly, on October 2, 2003, the Company filed a motion for a preliminary injunction in the district court seeking to enjoin the City from refusing to grant the Company's construction permit requests. On November 3, 2003, the district court granted the Company's motion for a preliminary injunction, finding that the Company had demonstrated "a strong likelihood of success on the merits." Thereafter, the parties agreed to informally stay the litigation pending negotiations between the Company and the City for the Company's renewal of its cable franchise, with the intent that such negotiations would also lead to a settlement of the pending litigation. However, on September 16, 2004, at the City's request, the court set certain procedural dates, including a trial date of July 12, 2005, which has effectively re-opened the case to active litigation. Subsequently, the July 12, 2005 trial date was vacated pursuant to a stipulation and order. On July 11, 2005, the district court referred the matter to a United States magistrate judge for settlement discussions. A settlement conference was held on October 20, 2005, before the magistrate judge. The parties continue to engage in settlement discussions in an effort to resolve the dispute.

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

        On or about December 13, 2002, Adelphia moved to dismiss the adversary proceeding on several bases, including that the complaint fails to state a claim for which relief can be granted and that the matters alleged therein should be resolved in the claims process. The Bankruptcy Court granted Adelphia's motion to dismiss and dismissed the adversary proceeding on May 3, 2005. In the Bankruptcy Court, Mr. Dibbern has also objected to the provisional disallowance of his proofs of claim which comprised a portion of the Bankruptcy Court's May 3, 2005 order. Mr. Dibbern appealed the May 3, 2005 order dismissing his claims to the District Court. In an August 30, 2005 decision, the District Court affirmed the dismissal of Mr. Dibbern's claims for violation of the Pennsylvania Consumer Protection Law, a constructive trust and an accounting, but reversed the dismissal of Mr. Dibbern's breach of contract, fraud and unjust enrichment claims. These three claims will proceed in the Bankruptcy Court and Adelphia filed an answer on October 14, 2005.

        The Company cannot predict the outcome of these legal proceedings or estimate the possible effects on the financial condition or results of operations of the Company.

        Tele-Media Examiner Motion.    By motion filed in the Bankruptcy Court on August 5, 2004, Tele-Media Corporation of Delaware ("TMCD") and certain of its affiliates sought the appointment of an examiner for the following Debtors: Tele-Media Company of Tri-States, L.P., CMA Cablevision

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Associates VII, L.P., CMA Cablevision Associates XI, L.P., TMC Holdings Corporation, Adelphia Company of Western Connecticut, TMC Holdings, LLC, Tele-Media Investment Limited Partnership, L.P., Eastern Virginia Cablevision, L.P., Tele-Media Company of Hopewell Prince George, and Eastern Virginia Cablevision Holdings, LLC (collectively, the "Tele-Media JV Entities"). Among other things, TMCD alleged that management and the Board breached their fiduciary obligations to the creditors and equity holders of those entities. Consequently, TMCD sought the appointment of an examiner to investigate and make recommendations to the Bankruptcy Court regarding various issues related to such entities.

        On April 14, 2005, the Debtors filed a motion with the Bankruptcy Court seeking approval of a global settlement agreement (the "Tele-Media Settlement Agreement") by and among the Debtors and TMCD and certain of its affiliates (the "Tele-Media Parties") which, among other things: (i) transfers the Tele-Media Parties' ownership interests in the Tele-Media JV Entities to the Debtors, leaving the Debtors 100% ownership of the Tele-Media JV Entities; (ii) requires the Debtors to make a settlement payment to the Tele-Media Parties of $21,650,000; (iii) resolves the above-mentioned examiner motion; (iv) settles two pending avoidance actions brought by the Debtors against certain of the Tele-Media Parties; (v) reconciles 691 separate proofs of claim filed by the Tele-Media Parties, thereby allowing claims worth approximately $5,500,000 and disallowing approximately $1.9 billion of claims; (vi) requires the Tele-Media Parties to make a $912,500 payment to the Debtors related to workers' compensation policies; and (vii) effectuates mutual releases between the Debtors and the Tele-Media Parties. The Tele-Media Settlement Agreement was approved by an order of the Bankruptcy Court dated May 11, 2005 and closed on May 26, 2005.

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

(Debtors-In-Possession)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        Non-Agent Banks' Declaratory Judgment.    On September 30, 2005, certain non-agent prepetition lenders of the Debtors filed a declaratory judgment action against the Debtors in the Bankruptcy Court seeking, among other things, the enforcement of asserted indemnification rights and rights to fees and expenses. No responses have been filed regarding this complaint.

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

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

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

(Debtors-In-Possession)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

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

Note 10:    Other Financial Information

Supplemental Cash Flow Information

        The table below sets forth the Company's supplemental cash flow information (amounts in thousands):

	Three months ended March 31,
	2005	2004
Cash paid for interest	$103,803	$92,969
Capitalized interest	$(1,848)	$(2,600)

Stock-Based Compensation

        The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB Opinion No. 25"), and related interpretations to account for the Company's fixed plan stock options. Under this method, compensation expense for stock options or awards that are fixed is required to be recognized over the vesting period only if the current market price of the underlying stock exceeds the exercise price on the date of grant. SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), established accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting prescribed by APB

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Opinion No. 25, and has adopted the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123 and by SFAS No. 123-R, Share-Based Payment. The following table illustrates the effects on net loss and loss per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (amounts in thousands, except per share amounts):

	Three months ended March 31,
	2005	2004
Net loss—as reported	$(82,742)	$(1,354,572)
Deduct compensation expense determined under fair value method, net of taxes of $0 for all periods	(31)	(45)

Pro forma net loss	$(82,773)	$(1,354,617)

Loss per share:
Basic and diluted—as reported	$(0.33)	$(5.35)

Basic and diluted—pro forma	$(0.33)	$(5.35)

Recent Accounting Pronouncement

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

Earnings (Loss) Per Common Share ("EPS")

        The weighted average number of shares used for computing basic and diluted loss per share was 253,747,779 for the three months ended March 31, 2005 and 2004. Potential common shares were not included in the computation of diluted EPS because their inclusion would be anti-dilutive. At March 31, 2005, and 2004, the number of potential common shares was 87,065,766 and 87,080,354, respectively. The potential common shares consist of stock options to acquire shares of Class A Common Stock and preferred securities and debt instruments that were convertible into shares of Class A Common Stock at March 31, 2005 and 2004, respectively. The foregoing potential common share amounts do not take into account the assumed number of shares that might be repurchased by the Company upon the exercise of stock options.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Intangible Assets

        Summarized below are the carrying value and accumulated amortization of intangible assets (amounts in thousands):

	March 31, 2005			December 31, 2004
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Customer relationships and other	$1,622,903	$(1,099,101)	$523,802	$1,674,138	$(1,094,222)	$579,916
Franchise rights			$5,464,319			$5,464,420
Goodwill			$1,625,948			$1,628,519

			$7,614,069			$7,672,855

        Goodwill and franchise rights are not amortized as their lives have been determined to be indefinite. Customer relationships represent the value attributed to customer relationships acquired in business combinations and are amortized over a 10-year period. Beginning in 2004, the Company began amortizing its customer relationships using the double declining balance method. The new method of amortization was adopted to better recognize the attrition patterns of our customer relationships and has been applied to customer relationships acquired prior to 2004. The application of the new amortization method to customer relationships acquired prior to 2004 resulted in an additional charge of $262,847,000 which has been reflected as a cumulative effect of a change in accounting principle in the accompanying condensed consolidated statements of operations. Amortization of intangible assets aggregated $29,866,000 and $36,529,000 for the three months ended March 31, 2005 and 2004, respectively.

        The decrease in the goodwill balance at March 31, 2005 as compared to December 31, 2004 reflects the Company's sale of its security monitoring business in Pennsylvania, Florida and New York, as discussed below.

Accrued Liabilities

        The details of accrued liabilities are set forth below (amounts in thousands):

	March 31, 2005	December 31, 2004
Programming costs	$133,271	$106,511
Interest	82,176	67,671
Payroll	75,799	62,591
Franchise fees	48,160	58,178
Other	226,275	240,973

Total	$565,681	$535,924

Tax Matters

        During 2004, the Company re-evaluated the impact on its valuation allowance due to the timing of its reversing temporary differences, including its policy of netting the effect of reversing temporary

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

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

Transactions With Other Officers and Directors

        In a letter agreement between Adelphia and FPL Group, Inc. ("FPL Group") dated January 21, 1999, Adelphia agreed to (i) repurchase 20,000 shares of 8 1/8% Series C Cumulative Preferred Stock ("Series C Preferred Stock") and 1,091,524 shares of Class A Common Stock owned by Telesat Cablevision, Inc., a subsidiary of FPL Group ("Telesat") and (ii) transfer all of the outstanding common stock of West Boca Security, Inc. ("WB Security"), a subsidiary of Olympus Communications, L.P. ("Olympus"), to FPL Group in exchange for FPL Group's 50% voting interest and 1/3 economic interest in Olympus. The Company owned the economic and voting interests in Olympus that were not then owned by FPL Group. At the time this agreement was entered into, Dennis Coyle, then a member of the Adelphia Board of Directors, was the General Counsel and Secretary of FPL Group. WB Security was a subsidiary of Olympus and WB Security's sole asset was a $108,000,000 note receivable (the "WB Note") from a subsidiary of Olympus that was secured by the FPL Group's ownership interest in Olympus and due September 1, 2004. On January 29, 1999, Adelphia purchased all of the aforementioned shares of Series C Preferred Stock and Class A Common Stock described above from Telesat for aggregate cash consideration of $149,213,000, and on October 1, 1999, the Company acquired FPL Group's interest in Olympus in exchange for all of the outstanding common stock of WB Security. The acquired shares of Class A Common Stock are presented as treasury stock in the accompanying condensed consolidated balance sheets. The acquired shares of Series C Preferred Stock were returned to their original status of authorized but unissued. On June 24, 2004, the Creditors' Committee filed an adversary proceeding in the Bankruptcy Court, among other things, to avoid, recover and preserve the cash paid by Adelphia pursuant to the repurchase of its Series C Preferred Stock and Class A Common Stock together with all interest paid with respect to such repurchase. A hearing date relating to such adversary proceeding has not yet been set. Interest on the WB Note is calculated at a rate of 6% per annum (or after default at a variable rate of LIBOR plus 5%). FPL Group has the right, upon at least 60 days prior written notice, to require repayment of the principal and accrued interest on the WB Note on or after July 1, 2002. As of March 31, 2005 and December 31, 2004, the aggregate principal and interest due to the FPL Group pursuant to the WB Note was $127,537,000. The Company has not accrued interest on the WB Note for periods subsequent to the Petition Date. To date, the Company has not yet received a notice from FPL Group requiring the repayment of the WB Note.

Sale of Security Monitoring Business

        In November 2004, the Company entered into an asset purchase agreement to sell its security monitoring business in Pennsylvania, Florida and New York. Such sale was approved by the Bankruptcy Court on January 28, 2005. On February 28, 2005, the transaction closed based on a preliminary adjusted purchase price of $40,200,000. The Company recognized a $5,900,000 gain on this transaction during the three months ended March 31, 2005.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

General

        We are the fifth largest operator of cable systems in the United States. Our operations primarily consist of providing analog and digital cable services, HSI services and other advanced services over our cable systems. These services are generally provided to residential subscribers. At March 31, 2005, our consolidated cable operations served approximately 5,033,000 basic cable subscribers, of which approximately 1,958,000 also received digital cable service. Our consolidated cable systems also provided HSI services to approximately 1,482,000 subscribers at March 31, 2005. With the exception of approximately 53,000 basic cable subscribers that were located in Brazil, all of our consolidated basic cable subscribers at March 31, 2005 were located in the United States. Our domestic consolidated cable operations are located in 31 states, with large clusters in Los Angeles, New England, Western New York, West Palm Beach, Cleveland, Western Pennsylvania, Northern Virginia and Colorado Springs.

        Our only reportable operating segment is our "cable" segment. The cable segment includes our cable system operations (including consolidated subsidiaries, equity method investments and variable interest entities) that provide video services, HSI services and media services. Operating segments that are not included in the cable segment are aggregated together in the "corporate and other" segment. For additional information, see Note 6, "Segments," to the accompanying condensed consolidated financial statements.

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

Sale of Assets

        Effective April 20, 2005, we entered into the Sale Transaction. Under the terms of the Sale Transaction, TW NY and Comcast will purchase substantially all of our U.S. assets and assume certain of our liabilities. Upon the closing of the Sale Transaction, Adelphia will receive approximately $12.7 billion in cash and shares of TWC Class A Common Stock, which are expected to represent 16% of the outstanding equity securities of TWC as of the closing and are to be listed on the New York Stock Exchange. Such percentage assumes the redemption of Comcast's interest in TWC and is subject to adjustment for issuances pursuant to employee stock programs (subject to a cap) and issuances of securities for fair consideration. The purchase price payable by TW NY and Comcast is subject to certain adjustments. TWC, Comcast and certain of their affiliates have also agreed to swap certain cable systems and unwind Comcast's investments in TWC and TWE. Certain fees are due to our financial advisors upon successful completion of a sale, which are calculated as a percentage (0.11% to 0.20%) of the sale value. Additional fees may be payable depending on the outcome of the sales process. Such fees cannot be determined until the closing of the Sale Transaction. The Sale Transaction does not include our interest in our cable system joint venture in Puerto Rico, which Century and ML Media sold to San Juan Cable effective Ocbober 31, 2005. For additional information regarding the Sale Transaction, see Note 2, "Bankruptcy Proceedings and Sale of Assets of the Company," to the accompanying condensed consolidated financial statements.

Government Settlement Agreements

        On April 25, 2005, after extensive negotiations with the SEC and the U.S. Attorney, we entered into the Non-Prosecution Agreement with the U.S. Attorney, pursuant to which we agreed, among other things: (i) to contribute $715 million in value to the Restitution Fund; (ii) to continue to cooperate with the U.S. Attorney until the later of April 25, 2007, or the date upon which all prosecutions arising out of the conduct described in the Rigas Criminal Action and SEC Civil Action are final; and (iii) not to assert claims against the Rigas Family except for the Excluded Parties. We recorded a charge of $425 million during 2004 related to the Non-Prosecution Agreement. Such amount is reflected in other income (expense), net in the accompanying condensed consolidated statements of operations. We previously recorded a charge of $175 million related to the Non-Prosecution Agreement in 2002. The remaining amount will be paid from future proceeds, if any, from certain litigation against third parties who injured the Company.

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

        On April 25, 2005, Adelphia and the Rigas Family entered into an agreement to settle the lawsuit against the Rigas Family. The Adelphia-Rigas Settlement Agreement includes, among other things, agreements to pay $11.5 million to a legal defense fund for the benefit of the Rigas Family, which was expensed by the Company in June 2005, and to provide management services to Coudersport and Bucktail for an interim period through and including December 31, 2005.

        In connection with the Government Settlement Agreements, all amounts owed between Adelphia (including the Rigas Co-Borrowing Entities) and the Rigas Family and Other Rigas Entities will not be collected or paid. As a result, in June 2005, we will derecognize the $460 million payable by the Rigas Co-Borrowing Entities to the Rigas Family and Other Rigas Entities. This liability, which we recorded in connection with the January 1, 2004 consolidation of the Rigas Co-Borrowing Entities, had no legal right of set-off against amounts due to the Rigas Co-Borrowing Entities from the Rigas Family and Other Rigas Entities.

        In connection with the Government Settlement Agreements, equity ownership of the Rigas Co-Borrowing Entities (other than Coudersport and Bucktail), the debt and equity securities of the Company, and certain real estate were forfeited by the Rigas Family and Rigas Family Entities and are expected to be conveyed to Company (subject to completion of forfeiture proceedings before a federal judge to determine if there are any superior claims). In conjunction with the June 2005 forfeiture, we will record the settlement proceeds at their fair value. We estimate that the fair value of the debt and equity securities and real estate is $34.6 million as of June 30, 2005. We have determined that the equity interests we expect to receive in the Rigas Co-Borrowing Entities (other than Coudersport and

Bucktail) have nominal value as the liabilities of these entities significantly exceed the fair value of their assets.

        Also, in connection with the Government Settlement Agreements, we agreed to pay the Rigas Family an additional $11.5 million for legal defense costs, which will be paid in June 2005. The Government Settlement Agreements release us from further obligation to provide funding for legal defense costs for the Rigas Family.

        As of March 31, 2005 and December 31, 2004, we had accrued $2.7 million of severance for John J. Rigas pursuant to the terms of a May 23, 2002 agreement with John J. Rigas, Timothy J. Rigas, James P. Rigas, and Michael J. Rigas. The Government Settlement Agreements release us from this severance obligation. Accordingly, we will derecognize the severance accrual and recognize the benefit of $2.7 million in June 2005.

        We will recognize a net benefit from the settlement with the Rigas Family and Other Rigas Entities in June 2005, as follows (amounts in thousands):

Derecognition of amounts due to the Rigas Family and Other Rigas Entities from the Rigas Co-Borrowing Entities	$460,256
Derecognition of amounts due from Rigas Family and Other Rigas Entities, net*	(15,405)
Estimated fair value of debt and equity securities and real estate to be conveyed to the Company	34,629
Deconsolidation of Coudersport and Bucktail, net (Note 3)	(12,964)
Legal defense costs for the Rigas Family	(11,500)
Derecognition of severance accrual for John J. Rigas	2,717

Settlement with the Rigas Family and Other Rigas Entities, net	$457,733

*
Represents the December 31, 2004 amounts due from the Rigas Family and Other Rigas Entities of $28,743,000, less the provision for uncollectible amounts of $13,338,000 that will be recognized by the Company for the period from January 1, 2005 through June 8, 2005 (date of the Forfeiture Order) due to a further decline in the fair value of the underlying securities.

        For additional information about the Government Settlement Agreements, see Note 4, "Transactions with the Rigas Family and Other Rigas Entities," and Note 9, "Contingencies," to the accompanying condensed consolidated financial statements.

Trends

        The following table summarizes our subscribers at March 31, 2005 and 2004, respectively (amounts in thousands):

	March 31,
			% Increase (decrease)
	2005	2004
Basic	5,033	5,272	(4.5)%
Digital	1,958	1,888	3.7
HSI	1,482	1,141	29.9

        We face increasing competition for our video services primarily from direct broadcast satellite operators and for our HSI services from local telephone companies. Competition has put downward pressure on the number of basic subscribers and pricing for certain services. Basic cable subscribers decreased 4.5% at March 31, 2005 as compared to the same period in 2004 and have continued to decline through the first half of 2005. In an effort to address the trend of basic subscriber losses, we are increasing our subscriber retention efforts and our emphasis on enhancing and differentiating our video products and services with video on demand, high definition television and digital video recorders. Despite these efforts, we may continue to experience a loss of basic cable subscribers.

        Digital cable subscribers increased 3.7% at March 31, 2005 when compared to the same period in 2004. Growth of digital cable subscribers has moderated from that of prior periods. Future growth of our digital cable business is dependent upon our ability to retain our basic subscribers and to successfully market our digital cable services.

        HSI subscribers increased 29.9% at March 31, 2005 when compared to the same period in 2004. We anticipate continued demand for our HSI services. However, as the existing HSI subscriber base grows, we expect the rate of growth will continue to decline.

        We use ARPU as a measure of performance for our business. ARPU represents total revenue for the related period, divided by the number of months in the period, divided by an average of the number of monthly subscribers for the related period.

        The following table summarizes ARPU for selected revenue components:

	Three months ended March 31,
			Increase (decrease)
	2005	2004
ARPU:
Video revenue (including digital cable and media services), per basic subscriber	$58.90	$55.10	$3.80

HSI revenue, per HSI subscriber	$39.21	$37.68	$1.53

Total revenue, per basic subscriber	$70.66	$63.43	$7.23

        ARPU for video revenue increased $3.80, or 7%, during the three months ended March 31, 2005 as compared to the same period in 2004. ARPU for HSI revenue increased $1.53, or 4%, during the three months ended March 31, 2005 as compared to the same period in 2004. ARPU for total revenue increased $7.23, or 11%, during the three months ended March 31, 2005 as compared to the same period in 2004. Historically, ARPU for total revenue has been increasing and we expect this trend to continue through 2006.

        Programming costs increased 2% during the three months ended March 31, 2005 compared to the same period in 2004. Programming costs are expected to continue to rise during the next several years, primarily due to the expansion of service offerings and industry-wide programming cost increases (particularly with respect to sports programming), reflecting both inflation-indexed and negotiated license fee increases. To offset these increased costs, we expect to continue to review and adjust, as necessary, the pricing for our services and to create efficiencies in our operations. However, any cost increases that we are not able to pass on to our subscribers through service rate increases would reduce our operating margins unless offset by improved operational efficiencies.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

        The following table summarizes the results of operations for the periods presented (dollars in thousands):

	Three months ended March 31,
	2005		2004
	$	% of Revenue	$	% of Revenue
Revenue	$1,069,002	100%	$1,007,330	100%
Costs and expenses:
Direct operating and programming	654,330	61	652,032	65
Selling, general and administrative	79,065	7	81,361	8
Investigation, re-audit and sale transaction costs	20,430	2	30,522	3
Depreciation	213,105	20	247,771	24
Amortization	34,419	3	38,625	4
Provision for uncollectible amounts due from the Rigas Family and Other Rigas Entities	2,000	—	—	—
Gain on disposition of long-lived assets	(5,900)	—	—	—

Total costs and expenses	997,449	93	1,050,311	104

Operating income (loss)	71,553	7%	(42,981)	(4)%

Other income (expense), net:
Interest expense, net of amounts capitalized	(117,242)		(97,319)
Other income (expense), net	1,193		(425,216)

Total other expense, net	(116,049)		(522,535)

Loss before reorganization expenses, income taxes, share of losses of equity affiliates, minority's interest, discontinued operations and cumulative effects of accounting changes	(44,496)		(565,516)
Reorganization expenses due to bankruptcy	(14,058)		(15,348)
Income tax (expense) benefit	(24,132)		73,878
Share of losses of equity affiliates, net	(486)		(697)
Minority's interest in loss of subsidiary	430		4,241

Loss from continuing operations before cumulative effects of accounting changes	(82,742)		(503,442)
Gain from discontinued operations	—		499
Cumulative effects of accounting changes	—		(851,629)

Net loss	$(82,742)		$(1,354,572)

Revenue

        Revenue increased $62 million, or 6%, during the three months ended March 31, 2005 as compared to the same period in 2004. The following table summarizes revenue for the periods indicated (dollars in thousands, except ARPU amounts):

	Three months ended March 31,
	2005		2004
	Revenue	% of Revenue	Revenue	% of Revenue	$ Increase (decrease)	% Increase (decrease)
Cable:
Video (including digital)	$837,774	78%	$823,231	82%	$14,543	2%
High-speed Internet	168,728	16	121,521	12	47,207	39
Media services	55,427	5	51,586	5	3,841	7

Total cable	1,061,929	99	996,338	99	65,591	7
Corporate and other	7,073	1	10,992	1	(3,919)	(36)

Total	$1,069,002	100%	$1,007,330	100%	$61,672	6%

ARPU	$70.66		$63.43		$7.23	11%

        Cable revenue increased $66 million, or 7%, during the three months ended March 31, 2005 as compared to the same period in 2004. The increase in cable revenue was primarily attributable to increased revenue from HSI services, higher rates for basic and expanded basic service tiers, new product offerings and media services. An increase in HSI subscribers accounted for most of the increase in HSI revenue. The positive impact of higher rates for basic and expanded basic service tiers was partially offset by a decrease in our basic subscriber base. The increase in media services revenue was attributable to our ability to increase both the average rate received and the volume of advertising sold as a result of an industry wide trend of viewers switching from broadcast to cable, thereby increasing viewership and the advertising population. Subscribers increased 29.9% for HSI services and 3.7% for digital cable, but decreased 4.5% for basic cable, when comparing subscriber counts at March 31, 2005 to the same period in 2004.

        Corporate and other revenue includes revenue from our security monitoring business, our sports programming network (Empire Sports Network) and our long-distance telephone resale business. Corporate and other revenue decreased primarily due to decreases in revenue related to our security monitoring business and the Empire Sports Network. In February 2005, we sold substantially all of our security monitoring business. The decrease in revenue from the Empire Sports Network resulted from the cancellation of the 2004-2005 National Hockey League season.

Direct operating and programming costs

        Direct operating and programming costs were relatively flat during the three months ended March 31, 2005 as compared to the same period in 2004. The following table summarizes direct operating and programming costs for the periods indicated (dollars in thousands):

	Three months ended March 31,
			$ Increase (decrease)	% Increase (decrease)
	2005	2004
Cable:
Programming costs	$296,005	$289,844	$6,161	2%
Other cable	353,316	351,567	1,749	—

Total cable	649,321	641,411	7,910	1
Corporate and other	5,009	10,621	(5,612)	(53)

Total	$654,330	$652,032	$2,298	—%

        Programming costs consist primarily of costs paid to programmers for the provision of analog, premium and digital channels and pay-per-view programs. Programming costs increased $6 million, or 2%, primarily due to an increase in the rates paid to programming providers and an increase in the number of programming services offered, offset by declines tied to the drop in basic cable subscribers.

        Other cable operating costs consist of labor and other costs associated with the provision of cable services to subscribers and the operation and maintenance of our cable systems.

        Our corporate and other operating costs include costs associated with our sports programming network, our security monitoring business and long-distance telephone resale business. Corporate and other costs decreased $6 million when comparing the three months ended March 31, 2005 to the same period in 2004. The decline was primarily due to a drop in Empire Sports Network fees resulting from the cancellation of the 2004-2005 National Hockey League season and a decrease in costs associated with our security monitoring business. In February 2005, we sold substantially all of our security monitoring business.

        Total direct operating and programming costs, expressed as a percentage of revenue, decreased to 61% for the three months ended March 31, 2005 from 65% for the three months ended March 31, 2004. This decrease reflects the higher incremental operating margin from increased cable revenue, as described above, and improved operating efficiencies.

Selling, general and administrative expenses ("SG&A")

        SG&A expenses decreased $2 million, or 3%, during the three months ended March 31, 2005 as compared to the same period in 2004. The following table summarizes certain components of SG&A expenses for the indicated periods (dollars in thousands):

	Three months ended March 31,
			$ Increase (decrease)	% Increase (decrease)
	2005	2004
Cable	$31,167	$29,134	$2,033	7%
Corporate and other	47,898	52,227	(4,329)	(8)

Total	$79,065	$81,361	$(2,296)	(3)%

        Cable SG&A expenses consist of salaries and benefits, marketing expenses, professional fees, insurance and other general and administrative expenses related to our operations. Such SG&A expenses increased $2 million when comparing the three months ended March 31, 2005 to the same period in 2004 primarily due to increased marketing expenses. The increased marketing expenses were the result of a shift from certain corporate-wide marketing efforts to regional marketing programs within our cable segment.

        Corporate and other SG&A expenses include those expenses associated with our corporate functions, our sports programming network, our security monitoring business and our long-distance telephone resale business. Corporate and other SG&A expenses decreased $4 million primarily due to a decline in various corporate general and administrative expenses and, as described above, a shift from certain corporate-wide marketing efforts to regional marketing programs within our cable segment during the three months ended March 31, 2005 as compared to the same period in 2004.

Investigation, re-audit and sale transaction costs

        We have incurred costs that, although not directly related to the Chapter 11 filing, are related to the investigation of the alleged actions of Rigas Management, efforts to comply with applicable laws and regulations and the Sale Transaction. These expenses include re-audit, legal and forensic consulting fees and employee retention costs, and aggregated $20 million and $31 million for the three months ending March 31, 2005 and 2004, respectively. The $11 million decrease in these fees for the three months ended March 31, 2005 as compared to the same period in 2004, was primarily due to $12 million of legal defense costs recorded in 2004 for the Rigas Family.

Depreciation

        Depreciation expense decreased by $35 million, or 14%, for the three months ended March 31, 2005 as compared to the same period in 2004. The following table summarizes certain components of depreciation expense for the indicated periods (dollars in thousands):

	Three months ended March 31,
			$ Increase (decrease)	% Increase (decrease)
	2005	2004
Cable	$206,708	$229,970	$(23,262)	(10)%
Corporate and other	6,397	17,801	(11,404)	(64)

Total	$213,105	$247,771	$(34,666)	(14)%

        Cable depreciation expense decreased $23 million for the three months ended March 31, 2005 as compared to March 31, 2004. The decrease reflects the net effect of a decrease in depreciation expense associated with an increase in property and equipment that has become fully depreciated or was retired, partially offset by an increase in expense due to capital expenditures. The increase in fully depreciated property and equipment was primarily attributable to the 2004 reduction of the useful life used to depreciate standard definition digital set-top boxes.

        Corporate and other depreciation expense decreased $11 million primarily due to the write-off of abandoned assets in 2004.

Amortization

        Amortization expense decreased by 11% to $34 million for the three months ended March 31, 2005 as compared to $39 million for the same period in 2004. Beginning in 2004, we began amortizing our customer relationships using the double declining balance method and this amortization method resulted in a decrease in amortization expense for the three months ended March 31, 2005 as compared to 2004. This decrease was partially offset by an increase due to the amortization of internally developed software costs.

Provision for uncollectible amounts due from the Rigas Family and Other Rigas Entities

        We recorded a $2 million provision for uncollectible amounts due from the Rigas Family and Other Rigas Entities due to further decline in the fair value of underlying securities. For additional information, see Note 4, "Transactions with the Rigas Family and Other Rigas Entities," to the accompanying condensed consolidated financial statements.

Gain on disposition of long-lived assets

        We sold our security monitoring business in February 2005. We recorded a gain of $6 million on the sale during the three months ended March 31, 2005.

Interest expense, net of amounts capitalized

        Interest expense, net of amounts capitalized, was $117 million for the three months ended March 31, 2005 as compared to $97 million for the same period in 2004. The increase relates primarily to higher average monthly outstanding debt balances and higher average interest rates. Partially offsetting these increases was a $6 million decrease in amortization of deferred financing costs in the first three months of 2005 as compared to the same period in 2004. Since the Petition Date, we have been paying or accruing interest only on amounts outstanding under the DIP facilities and the pre-petition credit agreements, including the entire principal balance outstanding under the Co-Borrowing Facilities.

Other income (expense), net

        Other income, net was $1 million during the three months ended March 31, 2005 as compared to $425 million of other expense, net for the three months ended March 31, 2004. In the first quarter of 2004, we recorded a $425 million charge related to the Non-Prosecution Agreement. See Note 9, "Contingencies," to the accompanying condensed consolidated financial statements for additional information.

Reorganization expenses due to bankruptcy

        Certain expenses directly related to the Chapter 11 filing are expensed and included in reorganization expenses due to bankruptcy. Such expenses aggregated $14 million and $15 million for the three months ended March 31, 2005 and 2004, respectively. We will continue to incur significant reorganization expenses until we emerge from bankruptcy. For additional information, see Note 2, "Bankruptcy Proceedings and Sale of Assets of the Company," to the accompanying condensed consolidated financial statements.

Income tax (expense) benefit

        We recorded income tax expense of $24 million and an income tax benefit of $74 million for the three months ended March 31, 2005 and 2004, respectively. Such amounts differ from the amounts that would have resulted from the application of statutory tax rates due primarily to increases in the valuation allowances provided against our net operating loss carryforwards and other deferred tax assets during 2005 and 2004. During 2004, we re-evaluated the impact on our valuation allowance due to the timing of our reversing temporary differences, including our policy of netting the effect of reversing temporary differences associated with customer relationship intangible assets with intangible assets that have indefinite lives. As a result of this evaluation, we changed the expectations for scheduling the expected reversal of our deferred tax liabilities associated with these intangible assets and included in our income tax benefit for 2004 a $166 million reduction in the valuation allowances on deferred tax assets related to current expectations for the reversal of our deferred tax liabilities.

Minority's interest in loss of subsidiary

        Minority's interest in loss of subsidiary was $430,000 for the three months ended March 31, 2005 as compared to $4 million for the same period in 2004. Minority's interest in loss of subsidiary represents the minority interest owner's share of the loss of our majority-owned subsidiary, Century-TCI.

Gain from discontinued operations

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

Cumulative effects of accounting changes

        As a result of the adoption of FIN 46-R and the consolidation of the Rigas Co-Borrowing Entities, we recorded a charge of $589 million as a cumulative effect of an accounting change on January 1, 2004. See Note 3, "Variable Interest Entities," to the accompanying condensed consolidated financial statements for additional information. In addition, beginning in 2004, we began amortizing our customer relationships using the double declining balance method. Customer relationships were amortized using the straight-line method prior to 2004. The application of the new amortization method to customer relationships acquired prior to 2004 resulted in an additional charge of $263 million which has been reflected as a cumulative effect of a change in accounting principle. See Note 10, "Other Financial Information," to the accompanying condensed consolidated financial statements, for additional information.

Net loss

        Our net loss was $83 million and $1,355 million for the three months ended March 31, 2005 and 2004, respectively. As described above, during the three months ending March 31, 2004, we recorded charges of $852 million for the cumulative effects of accounting changes and a $425 million charge related to the Non-Prosecution Agreement.

        We are attempting to improve our operating results by increasing revenue while containing, and wherever possible, reducing expenses and capital expenditures. Future increases in revenue are dependent on our ability to: (i) increase the penetration of our digital and HSI services; (ii) launch new service offerings; (iii) implement rate increases; and (iv) curtail the loss of basic cable subscribers. We expect to focus on available opportunities to reduce or contain costs for the foreseeable future. Our ability to increase revenue and reduce or contain expenses and capital expenditures may be adversely affected by unfavorable developments in the Chapter 11 proceedings, by the Sale Transaction and by competitive, regulatory, technological and other factors outside of our control. Accordingly, no assurance can be given that we will be able to improve our operating results in future periods.

LIQUIDITY AND CAPITAL RESOURCES

Historical Sources and Uses of Cash

        The following table summarizes net cash provided by (used in) our operating, investing and financing activities during the indicated periods (amounts in thousands):

	Three months ended March 31,
	2005	2004
Operating activities	$145,862	$147,065

Investing activities:
Capital expenditures	$(144,254)	$(195,803)
Other investing activities	10,431	(493)

Total investing activities	$(133,823)	$(196,296)

Financing activities	$(34,201)	$68,661

        Operating activities.    Net cash provided by operating activities remained relatively consistent for the three months ended March 31, 2005 and 2004.

        Investing activities.    Net cash used in investing activities decreased to $134 million for the three months ended March 31, 2005 from $196 million for the comparable period of the prior year. In both periods, we continued to make significant capital expenditures to upgrade and rebuild our cable systems and to support the launch of new services. Such expenditures decreased 26% to $144 million for the three months ended March 31, 2005 from $196 million for the same period of the prior year. Net cash received from the sale of our security monitoring business of $36 million offset by an increase in restricted cash of $22 million in the first quarter of 2005 also contributed to the 2005 decrease in net cash used in investing activities.

        Financing activities.    Net cash used in financing activities was $34 million in the first quarter of 2005 as compared to net cash provided by financing activities of $69 million in the first quarter of 2004. This $103 million change was primarily due to increased repayments of debt as a result of certain asset sales in 2005 and decreased borrowing under the DIP facilities due to a decrease in capital expenditures discussed above.

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

        The Second Extended DIP Facility matures upon the earlier of March 31, 2006 or the occurrence of certain other events, as described in the Second Extended DIP Facility. The Second Extended DIP Facility is comprised of an $800 million Tranche A Loan (including a $500 million letter of credit subfacility) and a $500 million Tranche B Loan. The proceeds from borrowings under the Second Extended DIP Facility are permitted to be used for general corporate purposes and investments, as defined in the Second Extended DIP Facility. The Second Extended DIP Facility is secured with a first priority lien on all of the Loan Parties' unencumbered assets, a priming first priority lien on all assets of the Loan Parties securing their pre-petition bank debt and a junior lien on all other assets of the Loan Parties. The applicable margin on loans extended under the Second Extended DIP Facility is 1.25% per annum in the case of Alternate Base Rate loans and 2.25% per annum in the case of Adjusted LIBOR rate loans. In addition, under the Second Extended DIP Facility, the commitment fee with respect to the unused portion of the Tranche A Loan is 0.50% per annum.

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

	Three months ended March 31,
	2005	2004
Free cash flow (deficit)	$1,608	$(48,738)
Adjustments to reconcile free cash flow to net cash provided by operating activities:
Capital expenditures	144,254	195,803

Net cash provided by operating activities	$145,862	$147,065

        Net cash provided by operating activities is largely a function of the revenue generated and cash expenses incurred during the period. Accordingly, the future reliability of net cash provided by operating activities is dependent on our ability to maintain or increase our revenue while controlling the corresponding cash expenses. Future increases in revenue are dependent on our ability to increase the penetration of our digital and HSI services, launch new service offerings, implement rate increases and curtail the loss of basic cable subscribers. Although we believe that we can continue to increase our revenue and control our cash expenses, factors outside of our control such as adverse changes in the competitive, regulatory, economic, technological, or political environment, or in consumer trends and/or demographics could adversely affect our ability to do so. Although we have generated free cash flow deficits in recent years, we achieved positive free cash flow for the three months ended March 31, 2005. However, due to uncertainties relating to the timing of our emergence from bankruptcy and other matters, we cannot predict when, or if, we will again achieve positive free cash flow. For additional information concerning our planned capital expenditures, see "Current and Future Uses of Liquidity—Capital Expenditures" below.

Adequacy of Current Sources of Liquidity

        Second Extended DIP Facility.    Although no assurance can be given, we believe that cash provided by operating activities, along with the financing provided by the Second Extended DIP Facility, should provide us with sufficient liquidity to fund our operations through the expiration date of the Second Extended DIP Facility. As noted above, the Second Extended DIP Facility expires on March 31, 2006 or earlier upon the occurrence of certain events. If it appears likely that the Second Extended DIP Facility will expire prior to the effective date of a plan of reorganization, we expect to request an amendment of the Second Extended DIP Facility to postpone the expiration thereof to a date that would allow sufficient time for a plan of reorganization to become effective. It is uncertain whether the Second Extended DIP Facility lenders would agree to such an amendment and what terms might be imposed by such lenders in connection with such an amendment. If we were not successful in postponing the expiration of the Second Extended DIP Facility, we would seek alternative debtor-in-possession financing. No assurance can be given that alternative debtor-in-possession financing would be available on terms acceptable to us, if at all.

        Our ability to obtain sufficient liquidity to fund our operations during the term of the Second Extended DIP Facility is dependent upon our ability to maintain compliance with the covenants under the Second Extended DIP Facility and upon our ability to generate sufficient cash from operating activities and financing activities to meet our obligations as they become due.

        Termination of Exit Financing Commitment.    On February 25, 2004, Adelphia executed a commitment letter and certain related documents pursuant to which a syndicate of financial institutions committed to provide to the Debtors up to $8,800 million in exit financing. Following the Bankruptcy

Court's approval on June 30, 2004 of the exit financing commitment, the Company paid the exit lenders a nonrefundable fee of $10 million and reimbursed the exit lenders for certain expenses they had incurred through the date of such approval, including certain legal expenses. In light of the agreements with TW NY and Comcast, on April 25, 2005, the Company informed the exit lenders of its election to terminate the exit financing commitment, which termination became effective on May 9, 2005. As a result of the termination, the Company recorded a charge of $58,267,000 during the second quarter of 2005, which represents previously unpaid commitment fees of $45,428,000, the nonrefundable fee of $10,000,000 and certain other expenses.

Current and Future Uses of Liquidity

        Contractual Obligations.    Future payments due under the Debtors' pre-petition obligations are subject to adjustment depending on Bankruptcy Court actions, further developments with respect to disputed claims, determinations of the secured status of certain claims, the value of any collateral securing such claims, or other events. Such adjustments may be material. There have been no material changes from the 2004 Form 10-K related to contractual obligations.

        Off-Balance Sheet Arrangements.    We have issued standby letters of credit for the benefit of franchise authorities and other parties, most of which have been issued to an intermediary surety bonding company. The letters of credit are collateralized by either cash or the undrawn portion of the Second Extended DIP Facility. At March 31, 2005, the aggregate principal amount of letters of credit issued by us was $114 million, of which $113 million was issued under the Second Extended DIP Facility and $1 million was collateralized by cash. Letters of credit issued under the DIP facilities reduce the amount that may be borrowed under the DIP facilities. We do not have any other off-balance sheet arrangements.

        Capital Expenditures.    The cable television industry is capital intensive and our ability to offer new services and increase revenue in future periods is largely dependent on our ability to maintain and improve the technical capabilities of our cable systems. We deploy capital to: (i) support the launch of new services; (ii) extend our services to new and existing residential development; and (iii) improve or maintain the quality of our cable distribution systems in order to retain subscribers and reduce the costs associated with service calls and maintenance activities. In general, our deployment of capital is designed to maximize the return on capital while taking into account relevant factors such as: (i) available sources of liquidity; (ii) debt covenants; (iii) franchise requirements; and (iv) availability of skilled labor.

        Our total capital expenditures for the first three months of 2005 were $144 million as compared to $196 million for the same period in 2004. In recent years, we have devoted significant capital to the rebuild and upgrade of our cable systems and substantially all of our cable networks have been rebuilt to a bandwidth of 550 Megahertz or greater with two-way capability. Nevertheless, subject to the availability of sufficient financial resources and to possible future changes in our business plan in response to the Sale Transaction, or competitive, technological, regulatory and other external developments, capital expenditures during the next several years following 2005 are not expected to decrease significantly from the 2005 level as we migrate our expenditures from the rebuild program to customer premise equipment and scaleable infrastructure associated with new services and technologies such as video on demand. The Sale Transaction also requires us to use commercially reasonable efforts to maintain capital expenditures in accordance with our long range plan.

        Liquidation of Debt and Other Liabilities.    At March 31, 2005, our liabilities totaled $21,165 million, including $18,475 million representing pre-petition liabilities that are subject to compromise. We currently cannot predict the amount of cash that will be required to settle pre-petition liabilities subject to compromise, as the rights and claims of the Debtors' various creditors will be determined by a plan of reorganization that is ultimately subject to confirmation by the Bankruptcy Court.

CRITICAL ACCOUNTING POLICIES

        The Company's critical accounting policies have not changed from those reported in Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2004 Form 10-K.

NEW ACCOUNTING PRONOUNCEMENTS

        In March 2005, the FASB issued FIN 47, which addresses the financial accounting and reporting obligations associated with the conditional retirement of tangible long-lived assets and the associated asset retirement costs. FIN 47 requires that, where there is an unconditional obligation to perform asset retirement activity even though there is uncertainty as to the timing and/or the method of settlement may be conditional on a future event, companies must recognize a liability for the fair value of the conditional asset retirement if the fair value of the liability can be reasonably estimated. The requirements of FIN 47 are effective for fiscal periods ending after December 15, 2005. We are currently evaluating the impact of the adoption of FIN 47.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no material changes from the 2004 Form 10-K related to our exposure to market risk from interest rates.

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

        Our management, under the supervision and with the participation of our CEO, CFO and CAO, has completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended March 31, 2005. Based on our evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, which included consideration of certain material weaknesses disclosed in our 2004 Form 10-K and our inability to file this Quarterly Report on Form 10-Q within the statutory time period, our management, including our CEO, CFO and CAO, concluded that as of March 31, 2005, the Company's disclosure controls and procedures were not effective. In light of the material weaknesses, in 2004, we implemented additional analyses and procedures to ensure that financial statements we issue are prepared in accordance with GAAP and are fairly presented in all material respects. The Company has performed the additional analyses and procedures with respect to this Quarterly Report on Form 10-Q. Accordingly, we believe that the condensed consolidated financial statements (unaudited) included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company's financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

        In connection with our evaluation of the effectiveness of the Company's internal control over financial reporting as of March 31, 2005, we have taken a number of steps that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

        During the first quarter of 2005, we continued our efforts to remediate internal control deficiencies identified as part of management's assessment of the Company's internal control over financial reporting for 2004, including the three material weaknesses identified in our 2004 Form 10-K. As of the filing of this Quarterly Report, we have successfully remediated a portion of these control deficiencies. Following is a discussion of specific changes that we have made to the Company's internal control over financial reporting relating to these three material weaknesses.

        As of March 31, 2005, with respect to the access to the financial applications and data material weakness, we were continuing our remediation efforts. As of the filing of this Quarterly Report, we have completed the implementation of policies and procedures that govern security and access to our IT systems, programs and data, including those supporting our financial data relating to property and equipment and our general ledger and financial reporting applications. In addition, employees are required to complete training and acknowledge an understanding of the Company's Code of Business Conduct and Ethics, which addresses proper use of Company assets, including requirements for security/access controls.

        As of March 31, 2005, with respect to the property and equipment accounting material weakness, we were continuing our remediation efforts. During the first quarter, we have implemented policies and procedures to improve controls over capital projects specifically related to the commencement of depreciation expense for capital assets placed in service and controls over the appropriate review and approval for contractor labor and materials used in connection with capital projects. As of the filing of this Quarterly Report, we completed two accurate physical inventories of our construction materials, repair and maintenance supplies and customer premise equipment.

        As of March 31, 2005, with respect to the period-end financial reporting process material weakness, we were continuing our remediation efforts. During the first quarter of 2005, controls were implemented to ensure that journal entries recorded in the Company's general ledger have adequate supporting documentation and are appropriately reviewed and approved prior to being recorded in the general ledger. As of the filing of this Quarterly Report, we have implemented controls that require general ledger accounts to be assigned to specific accounting personnel who are accountable for ensuring that the general ledger accounts are reconciled and reviewed on a timely basis and that adequate supporting documentation is maintained for general ledger accounts. In addition, we are in the process of completing an inventory of spreadsheets used in our financial reporting process and implementing internal controls over spreadsheets, including requiring data integrity, version controls and restricted access.

        We continue to dedicate substantial resources to the remediation efforts described in the paragraphs above and believe that we have made considerable progress in establishing effective internal control over financial reporting. However, our management is unable to provide assurance as to when we and our independent registered public accountants will be able to determine that the Company's internal control over financial reporting is effective.

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

        The Company's contribution to the Restitution Fund will consist of stock, future proceeds of litigation and, assuming consummation of the Sale Transaction (or another sale generating cash of at least $10 billion), cash. In the event of a sale generating both stock and at least $10 billion in cash, as contemplated in the Sale Transaction, the components of the Company's contribution to the Restitution Fund will consist of $600,000,000 in cash and stock (with at least $200,000,000 in cash) and 50% of the first $230,000,000 of future proceeds, if any, from certain litigation against third parties who injured the Company. If, however, the Sale Transaction (or another sale) is not consummated and instead the Company emerges from bankruptcy as an independent entity, the $600,000,000 payment by the

Company will consist entirely of stock in the reorganized Adelphia. Unless extended on consent of the U.S. Attorney and the SEC, which consent may not be unreasonably withheld, the Company must make these payments on or before the earlier of: (i) October 15, 2006; (ii) 120 days after confirmation of a stand-alone plan of reorganization; or (iii) seven days after the first distribution of stock or cash to creditors under any plan of reorganization. The Company recorded charges of $425,000,000 and $175,000,000 during 2004 and 2002, respectively, related to the Non-Prosecution Agreement. The $425,000,000 charge is reflected in other income (expense), net in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2004.

        The U.S. Attorney agreed: (i) not to prosecute Adelphia or specified subsidiaries of Adelphia for any conduct (other than criminal tax violations) related to the Rigas Criminal Action (defined below) or the allegations contained in the SEC Civil Action; (ii) not to use information obtained through the Company's cooperation with the U.S. Attorney to criminally prosecute the Company for tax violations; and (iii) to convey to the Company all of the Rigas Co-Borrowing Entities forfeited by the Rigas Family and Rigas Family Entities, certain specified real estate forfeited by the Rigas Family and any securities of the Company that were directly or indirectly owned by the Rigas Family prior to forfeiture. The U.S. Attorney agreed with the Rigas Family not to require forfeiture of Coudersport and Bucktail (which together served approximately 5,000 subscribers (unaudited) in July 2005). A condition precedent to the Company's obligation to make the contribution to the Restitution Fund described in the preceding paragraph is the Company's receipt of title to the Rigas Co-Borrowing Entities, certain specified real estate and any securities described above, forfeited by the Rigas Family and Rigas Family Entities, free and clear of all liens, claims, encumbrances, or adverse interests. The forfeited Rigas Co-Borrowing Entities, anticipated to be conveyed to the Company (subject to completion of forfeiture proceedings before a federal judge to determine if there are any superior claims), represent the overwhelming majority of the Rigas Co-Borrowing Entities' subscribers and value.

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

        In connection with the Adelphia-Rigas Settlement Agreement, the Company agreed to pay the Rigas Family an additional $11,500,000 for legal defense costs, which was paid and expensed by the Company in June 2005. The Adelphia-Rigas Settlement Agreement releases the Company from further obligation to provide funding for legal defense costs for the Rigas Family.

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

        Pursuant to the Forfeiture Order, all right, title and interest of the Rigas Family and Rigas Family Entities in the Rigas Co-Borrowing Entities (other than Coudersport and Bucktail), certain specified real estate and any securities of the Company were forfeited to the United States on June 8, 2005, and such assets and securities are expected to be conveyed to the Company (subject to completion of forfeiture proceedings before a federal judge to determine if there are any superior claims) pursuant to the Non-Prosecution Agreement. On August 19, 2005, the Company filed a petition with the District Court seeking an order conveying title to these assets and securities to the Company. A status report from the government to the District Court regarding the forfeiture proceedings is due in November 2005. On October 13, 2005, a petition was filed by a lending bank asserting an interest in one of the Rigas Co-Borrowing Entities for the exclusive purpose, according to the petition, of protecting against the contingency that the Bankruptcy Court approval of certain settlement agreements is overturned on appeal. A separate previously filed petition, which was referred to in the 2004 Form 10-K, related to real property that is not the subject of the Company's petition.

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

        ML Media has alleged that it is entitled to elect recovery of either $279,800,000, plus costs and interest in exchange for its interest in Century/ML Cable, or up to the difference between $279,800,000 and the fair market value of its interest in Century/ML Cable, plus costs, interest and revival of the state court claims described above. Adelphia, Century and Century/ML Cable have disputed ML Media's claims, and the Plan contemplates that ML Media will receive no distribution until such dispute is resolved.

        On June 3, 2005, Century and ML Media entered into an interest acquisition agreement ("IAA") to sell their interests in Century/ML Cable for $520,000,000 (subject to potential purchase price adjustments as defined in the IAA) to San Juan Cable. On August 9, 2005, Century/ML Cable filed its plan of reorganization (the "Century/ML Plan") and its related disclosure statement (the "Century/ML Disclosure Statement") with the Bankruptcy Court. On August 18, 2005, the Bankruptcy Court approved the Century/ML Disclosure Statement. On September 7, 2005, the Bankruptcy Court confirmed the Century/ML Plan, which is designed to satisfy the conditions of the IAA with San Juan Cable and provides that all third party claims will either be paid in full or assumed by San Juan Cable under the terms set forth in the IAA. On October 31, 2005, the sale of Century/ML Cable to San Juan Cable was consummated and the Century/ML Plan became effective. Neither the sale of Century/ML Cable to San Juan Cable nor the effectiveness of the Century/ML Plan resolves the pending litigation among Adelphia, Century, Highland, Century/ML Cable and ML Media.

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

        Accordingly, on October 2, 2003, the Company filed a motion for a preliminary injunction in the district court seeking to enjoin the City from refusing to grant the Company's construction permit requests. On November 3, 2003, the district court granted the Company's motion for a preliminary injunction, finding that the Company had demonstrated "a strong likelihood of success on the merits." Thereafter, the parties agreed to informally stay the litigation pending negotiations between the Company and the City for the Company's renewal of its cable franchise, with the intent that such negotiations would also lead to a settlement of the pending litigation. However, on September 16, 2004, at the City's request, the court set certain procedural dates, including a trial date of July 12, 2005, which has effectively re-opened the case to active litigation. Subsequently, the July 12, 2005 trial date was vacated pursuant to a stipulation and order. On July 11, 2005, the district court referred the matter to a United States magistrate judge for settlement discussions. A settlement conference was held on October 20, 2005, before the magistrate judge. The parties continue to engage in settlement discussions in an effort to resolve the dispute.

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

        On or about December 13, 2002, Adelphia moved to dismiss the adversary proceeding on several bases, including that the complaint fails to state a claim for which relief can be granted and that the matters alleged therein should be resolved in the claims process. The Bankruptcy Court granted Adelphia's motion to dismiss and dismissed the adversary proceeding on May 3, 2005. In the Bankruptcy Court, Mr. Dibbern has also objected to the provisional disallowance of his proofs of claim which comprised a portion of the Bankruptcy Court's May 3, 2005 order. Mr. Dibbern appealed the May 3, 2005 order dismissing his claims to the District Court. In an August 30, 2005 decision, the District Court affirmed the dismissal of Mr. Dibbern's claims for violation of the Pennsylvania Consumer Protection Law, a constructive trust and an accounting, but reversed the dismissal of Mr. Dibbern's breach of contract, fraud and unjust enrichment claims. These three claims will proceed in the Bankruptcy Court and Adelphia filed an answer on October 14, 2005.

        The Company cannot predict the outcome of these legal proceedings or estimate the possible effects on the financial condition or results of operations of the Company.

        Tele-Media Examiner Motion.    By motion filed in the Bankruptcy Court on August 5, 2004, Tele-Media Corporation of Delaware ("TMCD") and certain of its affiliates sought the appointment of an examiner for the following Debtors: Tele-Media Company of Tri-States, L.P., CMA Cablevision Associates VII, L.P., CMA Cablevision Associates XI, L.P., TMC Holdings Corporation, Adelphia Company of Western Connecticut, TMC Holdings, LLC, Tele-Media Investment Limited Partnership, L. P., Eastern Virginia Cablevision, L.P., Tele-Media Company of Hopewell Prince George, and Eastern Virginia Cablevision Holdings, LLC (collectively, the "Tele-Media JV Entities"). Among other things, TMCD alleged that management and the Board breached their fiduciary obligations to the creditors and equity holders of those entities. Consequently, TMCD sought the appointment of an examiner to investigate and make recommendations to the Bankruptcy Court regarding various issues related to such entities.

        On April 14, 2005, the Debtors filed a motion with the Bankruptcy Court seeking approval of a global settlement agreement (the "Tele-Media Settlement Agreement") by and among the Debtors and TMCD and certain of its affiliates (the "Tele-Media Parties") which, among other things: (i) transfers the Tele-Media Parties' ownership interests in the Tele-Media JV Entities to the Debtors, leaving the Debtors 100% ownership of the Tele-Media JV Entities; (ii) requires the Debtors to make a settlement payment to the Tele-Media Parties of $21,650,000; (iii) resolves the above-mentioned examiner motion; (iv) settles two pending avoidance actions brought by the Debtors against certain of the Tele-Media Parties; (v) reconciles 691 separate proofs of claim filed by the Tele-Media Parties, thereby allowing claims worth approximately $5,500,000 and disallowing approximately $1.9 billion of claims; (vi) requires the Tele-Media Parties to make a $912,500 payment to the Debtors related to workers' compensation policies; and (vii) effectuates mutual releases between the Debtors and the Tele-Media Parties. The Tele-Media Settlement Agreement was approved by an order of the Bankruptcy Court dated May 11, 2005 and closed on May 26, 2005.

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

        Non-Agent Banks' Declaratory Judgment.    On September 30, 2005, certain non-agent prepetition lenders of the Debtors filed a declaratory judgment action against the Debtors in the Bankruptcy Court seeking, among other things, the enforcement of asserted indemnification rights and rights to fees and expenses. No responses have been filed regarding this complaint.

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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        (b) See Note 13, "Stockholders' Deficit," to the notes to the consolidated financial statements contained in the Company's 2004 Form 10-K.

ITEM 6.    EXHIBITS

Exhibit Number	Description
2.01	Debtors' Third Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code, dated September 28, 2005 (subject to Bankruptcy Court approval) (Incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on October 3, 2005) (File No. 0-16014).
2.02
Plan of Reorganization Under Chapter 11 of the Bankruptcy Code Filed by Century/ML Cable Venture, dated August 9, 2005 (Incorporated herein by reference to Exhibit 2.03 to the Company's Annual Report on Form 10-K filed on October 6, 2005) (File No. 0-16014).
2.03.1
Asset Purchase Agreement, dated as of April 20, 2005, between Adelphia Communications Corporation and Time Warner NY Cable LLC (Incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on April 25, 2005) (File No. 0-16014).
2.03.2
Amendment No. 1, dated June 24, 2005, to Asset Purchase Agreement Between Adelphia Communications Corporation and Time Warner NY Cable LLC (Incorporated herein by reference to Exhibit C to Exhibit 2.2 to the Company's Current Report on Form 8-K filed on June 27, 2005) (File No. 0-16014).
2.03.3
Letter Agreement, dated June 24, 2005, between Time Warner NY Cable LLC, Adelphia Communications Corporation and Comcast Corporation (Incorporated herein by reference to Exhibit C to Exhibit 2.2 to the Company's Current Report on Form 8-K filed on June 27, 2005) (File No. 0-16014).
2.03.4
Asset Purchase Agreement, dated as of April 20, 2005, between Adelphia Communications Corporation and Comcast Corporation (Incorporated herein by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed on April 25, 2005) (File No. 0-16014).
2.03.5
Amendment No. 1, dated June 24, 2005, to Asset Purchase Agreement Between Adelphia Communications Corporation and Comcast Corporation (Incorporated herein by reference to Exhibit D to Exhibit 2.2 to the Company's Current Report on Form 8-K filed on June 27, 2005) (File No. 0-16014).
2.03.6
Letter Agreement, dated June 24, 2005, between Comcast Corporation, Adelphia Communications Corporation and Time Warner NY Cable LLC (Incorporated herein by reference to Exhibit D to Exhibit 2.2 to the Company's Current Report on Form 8-K filed on June 27, 2005) (File No. 0-16014).
2.03.7
Parent Agreement, dated as of April 20, 2005, among Time Warner Cable Inc., Time Warner NY Cable LLC and Adelphia Communications Corporation (Incorporated herein by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K filed on April 25, 2005) (File No. 0-16014).
2.03.8
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
4.02
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
10.01.1
Form of Amended and Restated Adelphia Communications Corporation Performance Retention Plan Award Letter for 2005 (Incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 24, 2005) (File No. 0-16014).
10.01.2
Adelphia Communications Corporation 2004 Short-Term Incentive Plan Summary (Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 24, 2005) (File No. 0-16014).
10.01.3
Amended Adelphia Communications Corporation 2005 Short-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.15.17 to the Company's Annual Report on Form 10-K filed on October 6, 2005) (File No. 0-16014).
10.01.4	Form of 2005 STIP Participant Notice (Incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 26, 2005) (File No. 0-16014).
10.02.1
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
10.02.2
Amendment No. 1 and Waiver, dated as of April 8, 2005, to the Third Amended and Restated DIP Credit Agreement (Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 13, 2005) (File No. 0-16014).

10.02.3
Amendment No. 3 and Waiver, dated as of May 20, 2005, to Third Amended and Restated Credit and Guaranty Agreement (Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 25, 2005) (File No. 0-16014).
10.02.4
Amendment No. 4 and Waiver, dated as of August 24, 2005, to Third Amended and Restated Credit and Guaranty Agreement, dated as February 25, 2005 (Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 25, 2005) (File No. 0-16014).
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
99.01
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

ADELPHIA COMMUNICATIONS CORPORATION (Registrant)
Date: November 4, 2005	By:	/s/ VANESSA A. WITTMAN Vanessa A. Wittman Chief Financial Officer (Principal Financial Officer)
Date: November 4, 2005	By:	/s/ SCOTT D. MACDONALD Scott D. Macdonald Chief Accounting Officer (Principal Accounting Officer)