Form 10-Q
period 2005-06-30
ADELPHIA COMMUNICATIONS CORP
filed 2005-11-04
CIK 796486

Use these links to rapidly review the document
ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES (Debtors-In-Possession) Quarterly Report on Form 10-Q for the period ended June 30, 2005 Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
or
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
(Debtors-In-Possession)
Quarterly Report on Form 10-Q for the period ended June 30, 2005
Table of Contents

INTRODUCTORY NOTE

        In this Quarterly Report, the "Company," "we," "us" and "our" refer to Adelphia Communications Corporation ("Adelphia"), its consolidated subsidiaries and other consolidated entities. Certain terms discussed below are defined in the accompanying notes to the condensed consolidated financial statements.

        This Quarterly Report on Form 10-Q is for the quarterly period ended June 30, 2005. This filing reflects our continued efforts to again be current in our periodic reporting obligations under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), after having ceased to be in compliance with those obligations as a result of the alleged improper actions of certain members of the John J. Rigas family who held all of the senior executive positions at Adelphia and constituted five of the nine members of Adelphia's board of directors (collectively, "Rigas Management") in the period prior to the commencement of the Chapter 11 bankruptcy proceedings. See "Business—Certain Business and Other Developments Relating to the Chapter 11 Cases—Certain Events Leading to the Installation of Interim Management and Commencement of the Chapter 11 Cases in 2002" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission (the "SEC") on October 6, 2005 (the "2004 Form 10-K"). This Quarterly Report should be read in conjunction with the 2004 Form 10-K and all of our other reports, including Current Reports on Form 8-K, filed with or furnished to the SEC through the date of this report. As disclosed in the 2004 Form 10-K, readers should not rely on Adelphia's periodic and other reports filed with or furnished to the SEC prior to May 24, 2002.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	June 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$309,198	$338,909
Restricted cash	28,185	6,300
Accounts receivable, less allowance for doubtful accounts of $23,425 and $37,954, respectively	111,758	116,613
Receivable for securities (Note 4)	34,629	—
Other current assets	98,763	82,710

Total current assets	582,533	544,532
Noncurrent assets:
Restricted cash	3,079	3,035
Investments in equity affiliates and related receivables	252,466	252,237
Property and equipment, net	4,362,293	4,469,943
Intangible assets, net (Note 10)	7,606,576	7,672,855
Other noncurrent assets, net	97,692	155,586

Total assets	$12,904,639	$13,098,188

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$88,477	$173,654
Subscriber advance payments and deposits	31,922	33,159
Accrued liabilities (Note 10)	553,317	535,924
Deferred revenue	27,401	33,296
Parent and subsidiary debt (Note 5)	728,070	667,745
Amounts due to the Rigas Family and Other Rigas Entities from Rigas Co-Borrowing Entities (Note 4)	—	460,256

Total current liabilities	1,429,187	1,904,034

Noncurrent liabilities:
Other liabilities	34,890	35,012
Deferred revenue	75,812	85,397
Deferred income taxes	792,220	729,481

Total noncurrent liabilities	902,922	849,890
Liabilities subject to compromise (Notes 2 and 5)	18,466,723	18,480,948

Total liabilities	20,798,832	21,234,872

Commitments and contingencies (Note 9)
Minority's interest in equity of subsidiary	77,759	79,142
Stockholders' deficit:
Series preferred stock	397	397
Class A Common Stock, $.01 par value, 1,200,000,000 shares authorized, 229,787,271 shares issued and 228,692,414 shares outstanding	2,297	2,297
Convertible Class B Common Stock, $.01 par value, 300,000,000 shares authorized, 25,055,365 shares issued and outstanding	251	251
Additional paid-in capital	12,071,165	12,071,165
Accumulated other comprehensive loss, net	(4,730)	(11,565)
Accumulated deficit	(20,013,395)	(20,221,691)
Treasury stock, at cost, 1,094,857 shares of Class A Common Stock	(27,937)	(27,937)

	(7,971,952)	(8,187,083)
Amounts due from the Rigas Family and Other Rigas Entities, net (Note 4)	—	(28,743)

Total stockholders' deficit	(7,971,952)	(8,215,826)

Total liabilities and stockholders' deficit	$12,904,639	$13,098,188

See accompanying notes to the condensed consolidated financial statements.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except share and per share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenue	$1,103,223	$1,036,470	$2,172,225	$2,043,800
Costs and expenses:
Direct operating and programming	666,258	661,249	1,320,588	1,313,281
Selling, general and administrative	92,549	93,164	171,614	174,525
Investigation, re-audit and sale transaction costs	18,055	35,330	38,485	65,852
Depreciation	200,717	241,292	413,822	489,063
Amortization	39,613	38,559	74,032	77,184
Provision for uncollectible amounts due from the Rigas Family and Other Rigas Entities (Note 4)	11,338	—	13,338	—
Loss (gain) on disposition of long-lived assets (Note 10)	129	(4,778)	(5,771)	(4,778)

Total costs and expenses	1,028,659	1,064,816	2,026,108	2,115,127

Operating income (loss)	74,564	(28,346)	146,117	(71,327)
Other income (expense), net:
Interest expense, net of amounts capitalized (contractual interest was $328,757 and $288,756 during the three months ended June 30, 2005 and 2004, respectively; and $646,563 and $577,561 during the six months ended June 30, 2005 and 2004, respectively) (Notes 2 and 5)	(185,493)	(96,363)	(302,735)	(193,682)
Other income (expense), net (Notes 4 and 9)	459,746	1,343	460,939	(423,873)

Total other income (expense), net	274,253	(95,020)	158,204	(617,555)

Income (loss) before reorganization expenses, income taxes, share of losses of equity affiliates, minority's interest, discontinued operations and cumulative effects of accounting changes	348,817	(123,366)	304,321	(688,882)
Reorganization expenses due to bankruptcy (Note 2)	(17,516)	(24,422)	(31,574)	(39,770)

Income (loss) before income taxes, share of losses of equity affiliates, minority's interest, discontinued operations and cumulative effects of accounting changes	331,301	(147,788)	272,747	(728,652)
Income tax (expense) benefit	(40,334)	(23,724)	(64,466)	50,154
Share of losses of equity affiliates, net	(882)	(1,760)	(1,368)	(2,457)
Minority's interest in loss of subsidiary	953	5,125	1,383	9,366

Income (loss) from continuing operations before cumulative effects of accounting changes	291,038	(168,147)	208,296	(671,589)
Loss from discontinued operations	—	(1,070)	—	(571)

Income (loss) before cumulative effects of accounting changes	291,038	(169,217)	208,296	(672,160)
Cumulative effects of accounting changes:
Due to new accounting pronouncements (Note 3)	—	—	—	(588,782)
Due to new method of amortization (Note 10)	—	—	—	(262,847)

Net income (loss)	291,038	(169,217)	208,296	(1,523,789)
Dividend requirements applicable to preferred stock (contractual dividends were $30,032 during each of the three months ended June 30, 2005 and 2004, and $60,063 during each of the six months ended June 30, 2005 and 2004):
Beneficial conversion feature	—	(1,978)	(583)	(3,913)

Net income (loss) applicable to common stockholders	$291,038	$(171,195)	$207,713	$(1,527,702)

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except share and per share amounts)
(unaudited) (Continued)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Amounts per weighted average share of common stock (Note 10):
Basic income (loss) applicable to Class A common stockholders:
From continuing operations before cumulative effects of accounting changes	$1.15	$(0.67)	$0.82	$(2.66)
Cumulative effects of accounting changes	—	—	—	(3.36)

Net income (loss) applicable to Class A common stockholders	$1.15	$(0.67)	$0.82	$(6.02)

Diluted income (loss) applicable to Class A common stockholders:
From continuing operations before cumulative effects of accounting changes	$0.86	$(0.67)	$0.61	$(2.66)
Cumulative effects of accounting changes	—	—	—	(3.36)

Net income (loss) applicable to Class A common stockholders	$0.86	$(0.67)	$0.61	$(6.02)

Basic weighted average shares of Class A common stock outstanding	228,692,414	228,692,414	228,692,414	228,692,414

Diluted weighted average shares of Class A common stock outstanding	303,300,746	228,692,414	303,300,746	228,692,414

Basic income (loss) applicable to Class B common stockholders:
From continuing operations before cumulative effects of accounting changes	$1.10	$(0.67)	$0.78	$(2.66)
Cumulative effects of accounting changes	—	—	—	(3.36)

Net income (loss) applicable to Class B common stockholders	$1.10	$(0.67)	$0.78	$(6.02)

Diluted income (loss) applicable to Class B common stockholders:
From continuing operations before cumulative effects of accounting changes	$0.82	$(0.67)	$0.58	$(2.66)
Cumulative effects of accounting changes	—	—	—	(3.36)

Net income (loss) applicable to Class B common stockholders	$0.82	$(0.67)	$0.58	$(6.02)

Basic weighted average shares of Class B common stock outstanding	25,055,365	25,055,365	25,055,365	25,055,365

Diluted weighted average shares of Class B common stock outstanding	37,215,133	25,055,365	37,215,133	25,055,365

See accompanying notes to the condensed consolidated financial statements.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Six months ended June 30,
	2005	2004
Operating activities:
Net income (loss)	$208,296	$(1,523,789)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	413,822	489,063
Amortization	74,032	77,184
Provision for uncollectible amounts due from the Rigas Family and Other Rigas Entities	13,338	—
Settlement with the Rigas Family and Other Rigas Entities, net	(457,733)	—
Gain on disposition of long-lived assets	(5,771)	(4,778)
Amortization/write-off of deferred financing costs	54,202	13,103
Provision for government settlement	—	425,000
Other noncash charges, net	(1,396)	1,927
Reorganization expenses due to bankruptcy	31,574	39,770
Deferred income tax expense (benefit)	63,400	(50,154)
Share of losses of equity affiliates, net	1,368	2,457
Minority's interest in loss of subsidiary	(1,383)	(9,366)
Depreciation, amortization and other noncash charges related to discontinued operations	—	1,577
Cumulative effects of accounting changes	—	851,629
Change in operating assets and liabilities, net of effects of initial consolidation of Rigas Co-Borrowing Entities	(63,597)	(132,161)

Net cash provided by operating activities before payment of reorganization expenses	330,152	181,462
Reorganization expenses paid during the period	(22,786)	(36,998)

Net cash provided by operating activities	307,366	144,464

Investing activities:
Expenditures for property and equipment	(338,191)	(433,825)
Proceeds from the sale of long-lived assets and investments	38,243	—
Acquisition of remaining interests in Tele-Media JV Entities	(21,650)	—
Change in restricted cash	(21,929)	53,175
Other	(4,814)	3,341

Net cash used in investing activities	(348,341)	(377,309)

Financing activities:
Proceeds from debt	766,000	654,754
Repayments of debt	(705,296)	(453,140)
Payments of deferred financing costs	(49,440)	(12,001)

Net cash provided by financing activities	11,264	189,613

Decrease in cash and cash equivalents	(29,711)	(43,232)
Cash and cash equivalents at beginning of period	338,909	252,661

Cash and cash equivalents at end of period	$309,198	$209,429

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

        The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures typically included in the Company's financial statements filed with its Annual Report on Form 10-K have been condensed or omitted for this Quarterly Report. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments which, other than the entries related to the Government Settlement Agreements described in Notes 4 and 9, consist of only normal recurring adjustments necessary for a fair presentation of the results for the periods presented. These financial statements should be read in conjunction with the Company's 2004 Form 10-K. Interim results are not necessarily indicative of results for a full year.

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

Exit Financing Commitment

        On February 25, 2004, Adelphia executed a commitment letter and certain related documents pursuant to which a syndicate of financial institutions committed to provide to the Debtors up to $8,800,000,000 in exit financing. Following the Bankruptcy Court's approval on June 30, 2004 of the exit financing commitment, the Company paid the exit lenders a nonrefundable fee of $10,000,000 and reimbursed the exit lenders for certain expenses they had incurred through the date of such approval, including certain legal expenses. In light of the agreements with TW NY and Comcast, on April 25, 2005, the Company informed the exit lenders of its election to terminate the exit financing commitment, which termination became effective on May 9, 2005. As a result of the termination, the Company recorded a charge of $58,267,000 during the second quarter of 2005, which represents previously unpaid commitment fees of $45,428,000, the nonrefundable fee of $10,000,000 and certain other expenses. Such charge is reflected in interest expense, net of amounts capitalized, in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2005.

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

	June 30, 2005	December 31, 2004
Parent and subsidiary debt	$11,560,684	$11,560,684
Parent and subsidiary debt under co-borrowing credit facilities	4,576,375	4,576,375
Accounts payable	948,288	954,858
Accrued liabilities	1,232,582	1,240,237
Series B Preferred Stock	148,794	148,794

Liabilities subject to compromise	$18,466,723	$18,480,948

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

        Following is a reconciliation of the changes in liabilities subject to compromise for the period from December 31, 2004 through June 30, 2005 (amounts in thousands):

Balance at December 31, 2004	$18,480,948
Settlements	(14,484)
Contract rejections	259

Balance at June 30, 2005	$18,466,723

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

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Professional fees	$18,287	$21,061	$41,052	$41,986
Contract rejections	259	1,543	259	1,543
Interest earned during reorganization	(2,377)	(623)	(4,548)	(1,348)
Settlements and other	1,347	2,441	(5,189)	(2,411)

Reorganization expenses due to bankruptcy	$17,516	$24,422	$31,574	$39,770

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

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

Condensed Financial Statements of Debtors

        The Debtors' condensed consolidated balance sheets as of the indicated dates are as follows (amounts in thousands):

	June 30, 2005	December 31, 2004
Assets:
Total current assets	$664,635	$624,572
Property and equipment, net	4,223,922	4,323,142
Intangible assets, net	7,114,418	7,174,967
Other noncurrent assets	1,095,243	406,414

Total assets	$13,098,218	$12,529,095

Liabilities and Stockholders' Deficit:
Liabilities:
Other current liabilities	$679,298	$755,512
Current portion of parent and subsidiary debt	727,786	667,605
Total noncurrent liabilities	897,266	843,274
Liabilities subject to compromise	18,466,723	18,480,948

Total liabilities	20,771,073	20,747,339

Minority's interest	77,759	79,142
Stockholders' deficit:
Series preferred stock	397	397
Common stock	2,548	2,548
Additional paid-in capital	9,567,026	9,566,968
Accumulated other comprehensive income, net	28	826
Accumulated deficit	(17,292,676)	(17,059,560)
Treasury stock, at cost	(27,937)	(27,937)

	(7,750,614)	(7,516,758)
Amounts due from the Rigas Family and Rigas Family Entities, net	—	(780,628)

Total stockholders' deficit	(7,750,614)	(8,297,386)

Total liabilities and stockholders' deficit	$13,098,218	$12,529,095

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

        The Debtors' condensed consolidated statements of operations for the indicated periods are as follows (amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenue	$1,047,684	$984,159	$2,061,299	$1,941,216
Costs and expenses:
Direct operating and programming	635,961	631,126	1,259,545	1,253,882
Selling, general and administrative	86,504	88,608	159,951	165,192
Investigation, re-audit and sale transaction costs	18,353	30,560	37,863	48,619
Depreciation	190,918	231,716	394,607	468,203
Amortization	37,950	36,630	70,707	73,328
Provision for uncollectible amounts due from the Rigas Family and Other Rigas Entities	11,338	—	13,338	—
Gain on dispositions of long-lived assets	(54)	(4,778)	(5,954)	(4,778)

Total costs and expenses	980,970	1,013,862	1,930,057	2,004,446

Operating income (loss)	66,714	(29,703)	131,242	(63,230)
Interest expense, net of amounts capitalized	(183,344)	(90,494)	(296,810)	(184,644)
Other income (expense), net	26,222	1,034	27,400	(424,613)
Reorganization expenses due to bankruptcy	(17,516)	(24,422)	(31,574)	(39,770)
Income tax (expense) benefit	(39,800)	(23,724)	(63,400)	50,154
Share of losses of equity affiliates, net	(871)	(1,760)	(1,357)	(2,457)
Minority's interest in loss of subsidiary	953	5,125	1,383	9,366

Loss from continuing operations before cumulative effect of accounting change	(147,642)	(163,944)	(233,116)	(655,194)
Loss from discontinued operations	—	(1,070)	—	(571)

Loss before cumulative effect of accounting change	(147,642)	(165,014)	(233,116)	(655,765)
Cumulative effect of accounting change	—	—	—	(262,847)

Net loss	$(147,642)	$(165,014)	$(233,116)	$(918,612)

        Following is the condensed consolidated cash flow data for the Debtors for the indicated periods (amounts in thousands):

	Six months ended June 30,
	2005	2004
Net cash provided by (used in):
Operating activities	$284,247	$125,358
Investing activities	$(327,105)	$(358,851)
Financing activities	$11,264	$189,613

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

        As of June 8, 2005, the Company is no longer the primary beneficiary of Coudersport and Bucktail. Accordingly, the Company ceased to consolidate Coudersport and Bucktail under FIN 46-R and recorded a net charge of $12,964,000 in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2005. Such charge is included as a component of the net benefit from the settlement with the Rigas Family and Other Rigas Entities (see Note 4).

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

Note 4:    Transactions with the Rigas Family and Other Rigas Entities

        In addition to the Rigas Co-Borrowing Entities discussed in Note 3, prior to May 2002, the Company had significant involvement, directly or indirectly, with the Rigas Family and Other Rigas

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

Entities. The following table shows the amounts due from the Rigas Family and Other Rigas Entities, net of the allowance for uncollectible amounts, at December 31, 2004 (amounts in thousands):

Amounts due from the Rigas Family and Other Rigas Entities before allowance for uncollectible amounts	$2,630,770
Allowance for uncollectible amounts	(2,602,027)

Amounts due from the Rigas Family and Other Rigas Entities, net	$28,743

        For purposes of assessing collectibility, the Company considered the amounts due from the Rigas Family and Other Rigas Entities to be collateral-backed loans and used the estimated values of the underlying debt and equity securities of Adelphia, which were forfeited to the United States on June 8, 2005, to determine expected repayments. Amounts due from the Rigas Family and Other Rigas Entities, net was presented as an addition to stockholders' deficit in the accompanying December 31, 2004 condensed consolidated balance sheet because: (i) approximately half of the advances were used by those entities to acquire Adelphia securities; (ii) these advances occurred frequently; (iii) there was no definitive debt instruments that specified that specified repayment terms or interest rates; and (iv) there was no demonstrated repayment history.

        In connection with the Government Settlement Agreements, all amounts owed between Adelphia (including the Rigas Co-Borrowing Entities) and the Rigas Family and Other Rigas Entities will not be collected or paid. As a result, in June 2005, the Company derecognized the $460,256,000 payable by the Rigas Co-Borrowing Entities to the Rigas Family and Other Rigas Entities. This liability, which was recorded by the Company in connection with the January 1, 2004 consolidation of the Rigas Co-Borrowing Entities, had no legal right of set-off against amounts due to the Rigas Co-Borrowing Entities from the Rigas Family and Other Rigas Entities.

        In connection with the Government Settlement Agreements, equity ownership of the Rigas Co-Borrowing Entities (other than Coudersport and Bucktail), the debt and equity securities of the Company, and certain real estate were forfeited by the Rigas Family and the Rigas Family Entities and are expected to be conveyed to the Company (subject to completion of forfeiture proceedings before a federal judge to determine if there are any superior claims). In conjunction with the June 2005 forfeiture, the Company recorded the settlement proceeds at their fair value. The fair value of the debt and equity securities and real estate was $34,629,000 as of June 30, 2005. Such amount has been reflected as a current asset in the accompanying condensed consolidated balance sheet as of June 30, 2005. The Company has determined that the equity interests it expects to receive in the Rigas Co-Borrowing Entities (other than Coudersport and Bucktail) have nominal value as the liabilities of these entities significantly exceed the fair value of their assets. As discussed in Note 3, the assets and liabilities of the Rigas Co-Borrowing Entities have been included in the Company's consolidated financial statements since January 1, 2004.

        Also, in connection with the Government Settlement Agreements, the Company agreed to pay the Rigas Family an additional $11,500,000 for legal defense costs, which was paid by the Company in June 2005. The Government Settlement Agreements release the Company from further obligation to provide funding for legal defense costs for the Rigas Family.

        During 2004 and 2003, various stipulations and orders were approved by the Bankruptcy Court that caused the Managed Cable Entities to pay approximately $28,000,000 of legal defense costs on

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

behalf of certain members of the Rigas Family. During the three and six months ended June 30, 2004, $4,769,000 and $17,232,000, respectively, of such defense costs have been included in investigation, re-audit and sale transaction costs in the accompanying condensed consolidated statements of operations.

        As of December 31, 2004, the Company had accrued $2,717,000 of severance for John J. Rigas pursuant to the terms of a May 23, 2002 agreement with John J. Rigas, Timothy J. Rigas, James P. Rigas, and Michael J. Rigas. The Government Settlement Agreements release the Company from this severance obligation. Accordingly, the Company derecognized the severance accrual and recognized the benefit of $2,717,000 in June 2005.

        The Company recognized a net benefit from the settlement with the Rigas Family and Other Rigas Entities in June 2005 and has included such net benefit in other income (expense), net in the condensed consolidated statements of operations, as follows (amounts in thousands):

Derecognition of amounts due to the Rigas Family and Other Rigas Entities from the Rigas Co-Borrowing Entities	$460,256
Derecognition of amounts due from the Rigas Family and Other Rigas Entities, net*	(15,405)
Estimated fair value of debt and equity securities and real estate to be conveyed to the Company	34,629
Deconsolidation of Coudersport and Bucktail, net (Note 3)	(12,964)
Legal defense costs for the Rigas Family	(11,500)
Derecognition of severance accrual for John J. Rigas	2,717

Settlement with the Rigas Family and Other Rigas Entities, net	$457,733

  *
  Represents the December 31, 2004 amounts due from the Rigas Family and Other Rigas Entities of $28,743,000, less the provision for uncollectible amounts of $13,338,000 recognized by the Company for the period from January 1, 2005 through June 8, 2005 (date of the Forfeiture Order) due to a further decline in the fair value of the underlying securities.

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

	June 30, 2005	December 31, 2004
Parent and subsidiary debt:
Secured
Second Extended DIP Facility (a)	$701,881	$627,176
Capital lease obligations	25,895	39,657
Unsecured other subsidiary debt	294	912

Parent and subsidiary debt	$728,070	$667,745

Liabilities subject to compromise:
Parent debt—unsecured:(b)
Senior notes	$4,767,565	$4,767,565
Convertible subordinated notes (c)	1,992,022	1,992,022
Senior debentures	129,247	129,247
Pay-in-kind notes	31,847	31,847

Total parent debt	6,920,681	6,920,681

Subsidiary debt:
Secured
Notes payable to banks	2,240,313	2,240,313
Unsecured
Senior notes	1,105,538	1,105,538
Senior discount notes	342,830	342,830
Zero coupon senior discount notes	755,031	755,031
Senior subordinated notes	208,976	208,976
Other subsidiary debt	121,523	121,523

Total subsidiary debt	4,774,211	4,774,211

Deferred financing fees	(134,208)	(134,208)

Parent and subsidiary debt before Co-Borrowing Facilities (Note 2)	$11,560,684	$11,560,684

Co-Borrowing Facilities (d) (Note 2)	$4,576,375	$4,576,375

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

        On March 9, 2005, certain Loan Parties cash collateralized certain letters of credit outstanding under the Second Extended DIP Facility in connection with the consummation of certain asset sales. On May 27, 2005, certain Loan Parties made mandatory prepayments of principal on the Second Extended DIP Facility in connection with the consummation of certain asset sales. As a result, the total commitment of the entire Second Extended DIP Facility was reduced to $1,275,421,000, with the total commitment of the Tranche A Loan being reduced to $775,702,000. As of June 30, 2005, $202,162,000 under the Tranche A Loan has been drawn and letters of credit totaling $85,581,000 have been issued under the Tranche A Loan, leaving availability of $487,959,000 under the Tranche A Loan. Furthermore, as of June 30, 2005, the entire $499,719,000 under the Tranche B Loan has been drawn.

(b)
Parent Debt

        All debt of Adelphia is structurally subordinated to the debt of its subsidiaries such that the assets of an indebted subsidiary are used to satisfy the applicable subsidiary debt before being applied to the payment of parent debt.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

(c)
Convertible Subordinated Notes

        At June 30, 2005 and December 31, 2004, the convertible subordinated notes included: (i) $1,029,876,000 aggregate principal amount of 6% convertible subordinated notes; (ii) $975,000,000 aggregate principal amount of 3.25% convertible subordinated notes; and (iii) unamortized discounts aggregating $12,854,000. Other Rigas Entities hold $167,376,000 aggregate principal amount of the 6% notes and $400,000,000 aggregate principal amount of the 3.25% notes. The terms of the 6% notes and 3.25% notes provide for the conversion of such notes into Class A Common Stock (Class B Common Stock in the case of notes held by the Other Rigas Entities) at the option of the holder any time prior to maturity at an initial conversion price of $55.49 per share and $43.76 per share, respectively.

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

(d)
Co-Borrowing Facilities

        The Co-Borrowing Facilities represent the aggregate amount outstanding pursuant to three separate Co-Borrowing Facilities dated May 6, 1999, April 14, 2000 and September 28, 2001. Each co-borrower is jointly and severally liable for the entire amount of the indebtedness under the applicable Co-Borrowing Facility regardless of whether that co-borrower actually borrowed that amount under such Co-Borrowing Facility. All amounts outstanding under Co-Borrowing Facilities at June 30, 2005 represent pre-petition liabilities of the Debtors and have been classified as liabilities subject to compromise in the accompanying condensed consolidated balance sheets. Collection of amounts outstanding under the Co-Borrowing Facilities from the Rigas Co-Borrowing Entities has not been stayed and actions may be taken to collect such borrowings from the Rigas Co-Borrowing Entities.

        The table below sets forth amounts outstanding for the Co-Borrowing Facilities at June 30, 2005 and December 31, 2004 (amounts in thousands):

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

  Interest Rate Derivative Agreements

        At the Petition Date, all of the Company's derivative financial instruments had been settled or have since been settled except for one fixed rate swap, one variable rate swap and one interest rate collar, which remain outstanding at June 30, 2005. As the settlement of the remaining derivative financial instruments will be determined by the Bankruptcy Court, the $3,486,000 fair value of the liability associated with the derivative financial instruments at the Petition Date has been classified as a liability subject to compromise in the accompanying condensed consolidated balance sheets.

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
(Debtors-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

        Selected financial information concerning the Company's current operating segments is presented below for the indicated periods (amounts in thousands):

	Cable	Corporate and other	Eliminations	Total
Operating and Capital Expenditure Data:
Three months ended June 30, 2005
Revenue	$1,100,013	$3,210	$—	$1,103,223
Operating income (loss)	104,641	(30,077)	—	74,564
Capital expenditures	182,537	11,400	—	193,937
Three months ended June 30, 2004
Revenue	$1,026,309	$10,161	$—	$1,036,470
Operating loss	(24,729)	(3,617)	—	(28,346)
Capital expenditures	224,218	13,804	—	238,022
Six months ended June 30, 2005
Revenue	$2,161,943	$10,282	$—	$2,172,225
Operating income (loss)	183,443	(37,326)	—	146,117
Capital expenditures	326,791	11,400	—	338,191
Six months ended June 30, 2004
Revenue	$2,022,648	$21,152	$—	$2,043,800
Operating loss	(43,646)	(27,681)	—	(71,327)
Capital expenditures	409,448	24,377	—	433,825
Balance Sheet Information:
Total assets
As of June 30, 2005	$12,531,934	$3,445,655	$(3,072,950)	$12,904,639
As of December 31, 2004	12,584,147	4,889,623	(4,375,582)	13,098,188

        The Company did not derive more than 10% of its revenue from any one customer during the three months and six months ended June 30, 2005 and 2004. The Company's long-lived assets related to its foreign operations and investments were $9,558,000 and $6,394,000 as of June 30, 2005 and December 31, 2004, respectively. The Company's revenue related to its foreign operations was $4,365,000 and $3,190,000 during the three months ended June 30, 2005 and 2004, respectively, and $8,656,000 and $6,190,000 during the six months ended June 30, 2005 and 2004, respectively. The Company's assets and revenue related to its foreign operations and investments were not significant to the Company's financial position or results of operations, respectively, during any of the periods presented.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

Note 7:    Comprehensive Loss

        The Company's comprehensive loss, net of tax, for the indicated periods was as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss)	$291,038	$(169,217)	$208,296	$(1,523,789)
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,536)	(3,203)	(7,633)	(2,883)
Unrealized gains on securities, net of tax	773	165	798	428

Other comprehensive loss, net of tax	(1,763)	(3,038)	(6,835)	(2,455)

Comprehensive income (loss), net	$289,275	$(172,255)	$201,461	$(1,526,244)

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

        The Company has presented the transferred CLEC Market Assets as discontinued operations in the accompanying condensed consolidated financial statements for the three and six months ended June 30, 2004.

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

Letters of Credit

        The Company has issued standby letters of credit for the benefit of franchise authorities and other parties, most of which have been issued to an intermediary surety bonding company. All such letters of credit will expire when the Second Extended DIP Facility expires, unless adequately collateralized. Unless otherwise amended or extended, the Second Extended DIP Facility will expire no later than March 31, 2006. At June 30, 2005, the aggregate principal amount of letters of credit issued by the Company was $86,471,000, of which $85,581,000 was issued under the Second Extended DIP Facility and $890,000 was collateralized by cash. Letters of credit issued under the DIP facilities reduce the amount that may be borrowed under the DIP facilities.

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

        The Company's contribution to the Restitution Fund will consist of stock, future proceeds of litigation and, assuming consummation of the Sale Transaction (or another sale generating cash of at least $10 billion), cash. In the event of a sale generating both stock and at least $10 billion in cash, as contemplated in the Sale Transaction, the components of the Company's contribution to the Restitution Fund will consist of $600,000,000 in cash and stock (with at least $200,000,000 in cash) and 50% of the first $230,000,000 of future proceeds, if any, from certain litigation against third parties who injured the Company. If, however, the Sale Transaction (or another sale) is not consummated and instead the Company emerges from bankruptcy as an independent entity, the $600,000,000 payment by the Company will consist entirely of stock in the reorganized Adelphia. Unless extended on consent of the U.S. Attorney and the SEC, which consent may not be unreasonably withheld, the Company must make these payments on or before the earlier of: (i) October 15, 2006; (ii) 120 days after confirmation of a stand-alone plan of reorganization; or (iii) seven days after the first distribution of stock or cash to creditors under any plan of reorganization. The Company recorded charges of $425,000,000 and $175,000,000 during 2004 and 2002, respectively, related to the Non-Prosecution Agreement. The $425,000,000 charge is reflected in other income (expense), net in the accompanying condensed consolidated statements of operations for the six months ended June 30, 2004.

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

        Pursuant to the Forfeiture Order, all right, title and interest of the Rigas Family and Rigas Family Entities in the Rigas Co-Borrowing Entities (other than Coudersport and Bucktail), certain specified real estate and any securities of the Company were forfeited to the United States on June 8, 2005, and such assets and securities are expected to be conveyed to the Company (subject to completion of forfeiture proceedings before a federal judge to determine if there are any superior claims) pursuant to the Non-Prosecution Agreement. On August 19, 2005, the Company filed a petition with the District Court seeking an order conveying title to these assets and securities to the Company. A status report from the government to the District Court regarding the forfeiture proceedings is due in November 2005. On October 13, 2005, a petition was filed by a lending bank asserting an interest in one of the Rigas Co-Borrowing Entities for the exclusive purpose, according to the petition, of protecting against the contingency that the Bankruptcy Court approval of certain settlement agreements is overturned on appeal. A separate previously filed petition, which was referred to in the 2004 Form 10-K, related to real property that is not the subject of the Company's petition. See Note 4 for additional information.

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

        Adelphia has subsequently entered into several stipulations further postponing, to the extent applicable, the conversion date of the Series E Preferred Stock. Adelphia has also entered into several stipulations postponing, to the extent applicable, the conversion date of the Adelphia 7.5% Series F Mandatory Convertible Preferred Stock ("Series F Preferred Stock"), which was initially convertible into shares of Class A Common Stock on February 1, 2005.

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

Note 10:    Other Financial Information

Supplemental Cash Flow Information

        The table below sets forth the Company's supplemental cash flow information (amounts in thousands):

	Six months ended June 30,
	2005	2004
Cash paid for interest	$317,147	$186,686
Capitalized interest	$(4,604)	$(5,200)

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

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net income (loss)—as reported	$291,038	$(169,217)	$208,296	$(1,523,789)
Deduct compensation expense determined under fair value method, net of taxes of $0 for all periods	(31)	(43)	(62)	(88)

Pro forma net income (loss)	$291,007	$(169,260)	$208,234	$(1,523,877)

Income (loss) per Class A common share:
Basic—as reported	$1.15	$(0.67)	$0.82	$(6.02)

Diluted—as reported	$0.86	$(0.67)	$0.61	$(6.02)

Basic—pro forma	$1.15	$(0.67)	$0.82	$(6.02)

Diluted—pro forma	$0.86	$(0.67)	$0.61	$(6.02)

Income (loss) per Class B common share:
Basic—as reported	$1.10	$(0.67)	$0.78	$(6.02)

Diluted—as reported	$0.82	$(0.67)	$0.58	$(6.02)

Basic—pro forma	$1.10	$(0.67)	$0.78	$(6.02)

Diluted—pro forma	$0.82	$(0.67)	$0.58	$(6.02)

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

Earnings (Loss) Per Common Share ("EPS")

        The Company uses the two-class method for computing basic and diluted EPS. Basic and diluted EPS for the Class A Common Stock and the Class B Common Stock was computed by allocating the income applicable to common stockholders to Class A common stockholders and Class B common stockholders as if all of the earnings for the period had been distributed. This allocation, and the calculation of the basic and diluted net income (loss) applicable to Class A common stockholders and Class B common stockholders, do not reflect any adjustment for interest on the convertible subordinated notes and do not reflect any declared or accumulated dividends on the convertible preferred stock, as neither has been recognized since the Petition Date.

        Diluted EPS of Class A and Class B Common Stock considers the potential impact of dilutive securities. In 2004, the inclusion of potential common shares would have had an anti-dilutive effect.

        The potential common shares at June 30, 2005 and 2004 consist of Adelphia's 5 1/2% Series D Convertible Preferred Stock, Series E Preferred Stock, Series F Preferred Stock, 6% subordinated convertible notes, 3.25% subordinated convertible notes and stock options. The debt instruments are convertible into shares of Class A and Class B Common Stock. The preferred securities and stock options are convertible into Class A Common Stock. The basic and diluted weighted average shares outstanding used for EPS computations for the periods presented are as follows:

	Three and six months ended June 30,
	2005	2004
Basic weighted average shares of Class A Common Stock	228,692,414	228,692,414
Potential common shares:
Convertible preferred stock	45,924,486	—
Convertible subordinated notes	28,683,846	—

Diluted weighted average shares of Class A Common Stock	303,300,746	228,692,414

Basic weighted average shares of Class B Common Stock	25,055,365	25,055,365
Potential common shares:
Convertible subordinated notes	12,159,768	—

Diluted weighted average shares of Class B Common Stock	37,215,133	25,055,365

        The dilutive impact on EPS excludes common stock options because the option exercise price is greater than the average market price of the Class A Common Stock. The potential common share amounts do not take into account the assumed number of shares that might be repurchased by the

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

Company upon the exercise of stock options. The following potential common shares were excluded from EPS computations for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Common stock options	233,753	308,355	267,204	308,355
Convertible preferred stock	—	45,924,486	—	45,924,486
Convertible subordinated notes	—	40,843,614	—	40,843,614

Total potential common shares	233,753	87,076,455	267,204	87,076,455

Intangible Assets

        The carrying value and accumulated amortization of intangible assets are summarized below (amounts in thousands):

	June 30, 2005			December 31, 2004
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Customer relationships and other	$1,637,116	$(1,128,162)	$508,954	$1,674,138	$(1,094,222)	$579,916
Franchise rights			5,463,236			5,464,420
Goodwill			1,634,386			1,628,519

			$7,606,576			$7,672,855

        Goodwill and franchise rights are not amortized as their lives have been determined to be indefinite. Customer relationships represent the value attributed to customer relationships acquired in business combinations and are amortized over a 10-year period. Beginning in 2004, the Company began amortizing its customer relationships using the double declining balance method. The new method of amortization was adopted to better recognize the attrition patterns of our customer relationships and has been applied to customer relationships acquired prior to 2004. The application of the new amortization method to customer relationships acquired prior to 2004 resulted in an additional charge of $262,847,000 which has been reflected as a cumulative effect of a change in accounting principle in the accompanying condensed consolidated statements of operations. Amortization of intangible assets aggregated $29,061,000 and $36,174,000 for the three months ended June 30, 2005 and 2004, respectively, and $58,927,000 and $72,703,000 for the six months ended June 30, 2005 and 2004, respectively.

        The change in the carrying amount of goodwill, by segment, for the six months ended June 30, 2005 primarily reflects the Company's May 2005 acquisition of the remaining ownership interests in the

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

Tele-Media JV Entities and the sale of the security monitoring businesses, as follows (amounts in thousands):

	Cable	Corporate and other	Total
Balance at December 31, 2004	$1,624,873	$3,646	$1,628,519
Acquisition of remaining interests in Tele-Media JV Entities	9,761	—	9,761
Sale of security monitoring businesses	—	(3,646)	(3,646)
Other	(248)	—	(248)

Balance at June 30, 2005	$1,634,386	$—	$1,634,386

Accrued Liabilities

        The details of accrued liabilities are set forth below (amounts in thousands):

	June 30, 2005	December 31, 2004
Programming costs	$139,260	$106,511
Payroll	81,449	62,591
Franchise fees	47,553	58,178
Interest	43,429	67,671
Other	241,626	240,973

Total	$553,317	$535,924

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

Transactions With Other Officers and Directors

        In a letter agreement between Adelphia and FPL Group, Inc. ("FPL Group") dated January 21, 1999, Adelphia agreed to (i) repurchase 20,000 shares of 8 1/8% Series C Cumulative Preferred Stock ("Series C Preferred Stock") and 1,091,524 shares of Class A Common Stock owned by Telesat Cablevision, Inc., a subsidiary of FPL Group ("Telesat") and (ii) transfer all of the outstanding common stock of West Boca Security, Inc. ("WB Security"), a subsidiary of Olympus Communications, L.P. ("Olympus"), to FPL Group in exchange for FPL Group's 50% voting interest and 1/3 economic interest in Olympus. The Company owned the economic and voting interests in Olympus that were not then owned by FPL Group. At the time this agreement was entered into, Dennis Coyle, then a member of the Adelphia Board of Directors, was the General Counsel and Secretary of FPL Group. WB

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

Security was a subsidiary of Olympus and WB Security's sole asset was a $108,000,000 note receivable (the "WB Note") from a subsidiary of Olympus that was secured by the FPL Group's ownership interest in Olympus and due September 1, 2004. On January 29, 1999, Adelphia purchased all of the aforementioned shares of Series C Preferred Stock and Class A Common Stock described above from Telesat for aggregate cash consideration of $149,213,000, and on October 1, 1999, the Company acquired FPL Group's interest in Olympus in exchange for all of the outstanding common stock of WB Security. The acquired shares of Class A Common Stock are presented as treasury stock in the accompanying condensed consolidated balance sheets. The acquired shares of Series C Preferred Stock were returned to their original status of authorized but unissued. On June 24, 2004, the Creditors' Committee filed an adversary proceeding in the Bankruptcy Court, among other things, to avoid, recover and preserve the cash paid by Adelphia pursuant to the repurchase of its Series C Preferred Stock and Class A Common Stock together with all interest paid with respect to such repurchase. A hearing date relating to such adversary proceeding has not yet been set. Interest on the WB Note is calculated at a rate of 6% per annum (or after default at a variable rate of LIBOR plus 5%). FPL Group has the right, upon at least 60 days prior written notice, to require repayment of the principal and accrued interest on the WB Note on or after July 1, 2002. As of June 30, 2005 and December 31, 2004, the aggregate principal and interest due to the FPL Group pursuant to the WB Note was $127,537,000. The Company has not accrued interest on the WB Note for periods subsequent to the Petition Date. To date, the Company has not yet received a notice from FPL Group requiring the repayment of the WB Note.

Sale of Security Monitoring Business

        In November 2004, the Company entered into an asset purchase agreement to sell its security monitoring business in Pennsylvania, Florida and New York. Such sale was approved by the Bankruptcy Court on January 28, 2005. On February 28, 2005, the transaction closed based on a preliminary adjusted purchase price of $40,200,000. The Company recognized a $5,900,000 gain on this transaction during the six months ended June 30, 2005.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

General

        We are the fifth largest operator of cable systems in the United States. Our operations primarily consist of providing analog and digital cable services, HSI services and other advanced services over our cable systems. These services are generally provided to residential subscribers. At June 30, 2005, our consolidated cable operations served approximately 4,987,000 basic cable subscribers, of which approximately 1,982,000 also received digital cable service. Our consolidated cable systems also provided HSI services to approximately 1,550,000 subscribers at June 30, 2005. With the exception of approximately 54,000 basic cable subscribers that were located in Brazil, all of our consolidated basic cable subscribers at June 30, 2005 were located in the United States. Our domestic consolidated cable operations are located in 31 states, with large clusters in Los Angeles, New England, Western New York, West Palm Beach, Cleveland, Western Pennsylvania, Northern Virginia and Colorado Springs.

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

Sale of Assets

        Effective April 20, 2005, we entered into the Sale Transaction. Under the terms of the Sale Transaction, TW NY and Comcast will purchase substantially all of our U.S. assets and assume certain of our liabilities. Upon the closing of the Sale Transaction, Adelphia will receive approximately $12.7 billion in cash and shares of TWC Class A Common Stock, which are expected to represent 16% of the outstanding equity securities of TWC as of the closing and are to be listed on the New York Stock Exchange. Such percentage assumes the redemption of Comcast's interest in TWC and is subject to adjustment for issuances pursuant to employee stock programs (subject to a cap) and issuances of securities for fair consideration. The purchase price payable by TW NY and Comcast is subject to certain adjustments. TWC, Comcast and certain of their affiliates have also agreed to swap certain cable systems and unwind Comcast's investments in TWC and TWE. Certain fees are due to our financial advisors upon successful completion of a sale, which are calculated as a percentage (0.11% to 0.20%) of the sale value. Additional fees may be payable depending on the outcome of the sales process. Such fees cannot be determined until the closing of the Sale Transaction. The Sale Transaction does not include our interest in our cable system joint venture in Puerto Rico, which Century and ML Media sold to San Juan Cable effective October 31, 2005. For additional information regarding the Sale Transaction, see Note 2, "Bankruptcy Proceedings and Sale of Assets of the Company," to the accompanying condensed consolidated financial statements.

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

        In connection with the Government Settlement Agreements, all amounts owed between Adelphia (including the Rigas Co-Borrowing Entities) and the Rigas Family and Other Rigas Entities will not be collected or paid. As a result, in June 2005, we derecognized the $460 million payable by the Rigas Co-Borrowing Entities to the Rigas Family and Other Rigas Entities. This liability, which we recorded in connection with the January 1, 2004 consolidation of the Rigas Co-Borrowing Entities, had no legal right of set-off against amounts due to the Rigas Co-Borrowing Entities from the Rigas Family and Other Rigas Entities.

        In connection with the Government Settlement Agreements, equity ownership of the Rigas Co-Borrowing Entities (other than Coudersport and Bucktail), the debt and equity securities of the Company, and certain real estate were forfeited by the Rigas Family and Rigas Family Entities and are expected to be conveyed to the Company (subject to completion of forfeiture proceedings before a federal judge to determine if there are any superior claims). In conjunction with the June 2005 forfeiture, we recorded the settlement proceeds at their fair value. The fair value of the debt and equity securities and real estate was $34.6 million as of June 30, 2005. Such amount has been reflected as a current asset in the accompanying condensed consolidated balance sheet as of June 30, 2005. We have determined that the equity interests we expect to receive in the Rigas Co-Borrowing Entities

(other than Coudersport and Bucktail) have nominal value as the liabilities of these entities significantly exceed the fair value of their assets.

        Also, in connection with the Government Settlement Agreements, we paid the Rigas Family an additional $11.5 million for legal defense costs in June 2005. The Government Settlement Agreements release us from further obligation to provide funding for legal defense costs for the Rigas Family.

        As of December 31, 2004, we had accrued $2.7 million of severance for John J. Rigas pursuant to the terms of a May 23, 2002 agreement with John J. Rigas, Timothy J. Rigas, James P. Rigas, and Michael J. Rigas. The Government Settlement Agreements release us from this severance obligation. Accordingly, we derecognized the severance accrual and recognized the benefit of $2.7 million in June 2005.

        We recognized a net benefit from the settlement with the Rigas Family and Other Rigas Entities in June 2005 and have included such net benefit in other income (expense), net in the condensed consolidated statements of operations, as follows (amounts in thousands):

Derecognition of amounts due to the Rigas Family and Other Rigas Entities from the Rigas Co-Borrowing Entities	$460,256
Derecognition of amounts due from Rigas Family and Other Rigas Entities net*	(15,405)
Estimated fair value of debt and equity securities and real estate to be conveyed to the Company	34,629
Deconsolidation of Coudersport and Bucktail, net (Note 3)	(12,964)
Legal defense costs for the Rigas Family	(11,500)
Derecognition of severance accrual for John J. Rigas	2,717

Settlement with the Rigas Family and Other Rigas Entities, net	$457,733

  *
  Represents the December 31, 2004 amounts due from the Rigas Family and Other Rigas Entities of $28,743,000, less the provision for uncollectible amounts of $13,338,000 recognized by the Company for the period from January 1, 2005 through June 8, 2005 (date of the Forfeiture Order) due to a further decline in the fair value of the underlying securities.

        For additional information about the Government Settlement Agreements, see Note 4, "Transactions with the Rigas Family and Other Rigas Entities," and Note 9, "Contingencies," to the accompanying condensed consolidated financial statements.

  Trends

        The following table summarizes our subscribers at June 30, 2005 and 2004, respectively (amounts in thousands):

	June 30,
			% Increase (decrease)
	2005	2004
Basic	4,987	5,237	(4.8)%
Digital	1,982	1,948	1.7
HSI	1,550	1,238	25.2

        We face increasing competition for our video services primarily from direct broadcast satellite operators and for our HSI services from local telephone companies. Competition has put downward pressure on the number of basic subscribers and pricing for certain services. Basic cable subscribers decreased 4.8% at June 30, 2005 as compared to the same period in 2004. In an effort to address the trend of basic subscriber losses, we are increasing our subscriber retention efforts and our emphasis on enhancing and differentiating our video products and services with video on demand, high definition television and digital video recorders. Despite these efforts, we may continue to experience a loss of basic cable subscribers.

        Digital cable subscribers increased 1.7% at June 30, 2005 when compared to the same period in 2004. Growth of digital cable subscribers has moderated from that of prior periods. Future growth of our digital cable business is dependent upon our ability to retain our basic subscribers and to successfully market our digital cable services.

        HSI subscribers increased 25.2% at June 30, 2005 when compared to the same period in 2004. We anticipate continued demand for our HSI services. However, as the existing HSI subscriber base grows, we expect the rate of growth will continue to decline.

        We use ARPU as a measure of performance for our business. ARPU represents total revenue for the related period, divided by the number of months in the period, divided by an average of the number of monthly subscribers for the related period.

        The following table summarizes ARPU for selected revenue components:

	Three months ended June 30,			Six months ended June 30,
			Increase (decrease)			Increase (decrease)
	2005	2004		2005	2004
ARPU:
Video revenue (including digital cable and media services), per basic subscriber	$60.80	$56.60	$4.20	$59.86	$55.84	$4.02

HSI revenue, per HSI subscriber	$39.69	$37.35	$2.34	$39.47	$37.53	$1.94

Total revenue, per basic subscriber	$73.33	$65.73	$7.60	$72.00	$64.57	$7.43

        ARPU for video revenue increased $4.20, or 7%, and $4.02, or 7%, during the three and six months ended June 30, 2005 as compared to the same period in 2004, respectively. ARPU for HSI revenue increased $2.34, or 6%, and $1.94, or 5%, during the three and six months ended June 30, 2005 as compared to the same period in 2004, respectively. ARPU for total revenue increased $7.60, or 12% and $7.43, or 12% during the three and six months ended June 30, 2005 as compared to the same period in 2004, respectively. Historically, ARPU for total revenue has been increasing and we expect this trend to continue through 2006.

        Programming costs increased 3% and 2% during the three and six months ended June 30, 2005, compared to the same periods in 2004, respectively. Programming costs are expected to continue to rise during the next several years, primarily due to the expansion of service offerings and industry-wide programming cost increases (particularly with respect to sports programming), reflecting both inflation-indexed and negotiated license fee increases. To offset these increased costs, we expect to continue to review and adjust, as necessary, the pricing for our services and to create efficiencies in our operations. However, any cost increases that we are not able to pass on to our subscribers through service rate increases would reduce our operating margins unless offset by improved operational efficiencies.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

        The following table summarizes the results of operations for the periods presented (dollars in thousands):

	Three months ended June 30,
	2005		2004
	$	% of Revenue	$	% of Revenue
Revenue	$1,103,223	100%	$1,036,470	100%
Costs and expenses:
Direct operating and programming	666,258	60	661,249	64
Selling, general and administrative	92,549	8	93,164	9
Investigation, re-audit and sale transaction costs	18,055	2	35,330	3
Depreciation	200,717	18	241,292	23
Amortization	39,613	4	38,559	4
Provision for uncollectible amounts due from the Rigas Family and Other Rigas Entities	11,338	1	—	—
Loss (gain) on disposition of long-lived assets	129	—	(4,778)	—

Total costs and expenses	1,028,659	93	1,064,816	103

Operating income (loss)	74,564	7%	(28,346)	(3)%

Other income (expense), net:
Interest expense, net of amounts capitalized	(185,493)		(96,363)
Other income, net	459,746		1,343

Total other income (expense), net	274,253		(95,020)

Income (loss) before reorganization expenses, income taxes, share of losses of equity affiliates, minority's interest and discontinued operations	348,817		(123,366)
Reorganization expenses due to bankruptcy	(17,516)		(24,422)
Income tax expense	(40,334)		(23,724)
Share of losses of equity affiliates, net	(882)		(1,760)
Minority's interest in loss of subsidiary	953		5,125

Income (loss) from continuing operations	291,038		(168,147)
Loss from discontinued operations	—		(1,070)

Net income (loss)	$291,038		$(169,217)

Revenue

        Revenue increased $67 million, or 6%, during the three months ended June 30, 2005 as compared to the same period in 2004. The following table summarizes revenue for the periods indicated (dollars in thousands, except ARPU amounts):

	Three months ended June 30,
	2005		2004
	Revenue	% of Revenue	Revenue	% of Revenue	$ Increase (decrease)	% Increase (decrease)
Cable:
Video (including digital)	$854,310	78%	$831,314	80%	$22,996	3%
High speed Internet	180,540	16	133,533	13	47,007	35
Media services	65,163	6	61,462	6	3,701	6

Total cable	1,100,013	100	1,026,309	99	73,704	7
Corporate and other	3,210	—	10,161	1	(6,951)	(68)

Total	$1,103,223	100%	$1,036,470	100%	$66,753	6%

ARPU	$73.33		$65.73		$7.60	12%

        Cable revenue increased $74 million, or 7%, during the three months ended June 30, 2005, as compared to the same period in 2004. The increase in cable revenue was primarily attributable to increased revenue from HSI services, higher rates for basic and expanded basic service tiers, new product offerings and media services. An increase in HSI subscribers accounted for the majority of the increase in HSI revenue. The positive impact of higher rates for basic and expanded basic service tiers was partially offset by a decrease in our basic subscriber base. The increase in media services revenue was attributable to our ability to increase both the average rate received and the volume of advertising sold as a result of an industry wide trend of viewers switching from broadcast to cable, thereby increasing viewership and the advertising population. Subscribers increased 25.2% for HSI services, 1.7% for digital cable and decreased 4.8% for basic cable when comparing subscriber counts at June 30, 2005 to the same period in 2004.

        Corporate and other revenue includes revenue from our security monitoring business, our long-distance telephone resale business and our sports programming network (Empire Sports Network). Corporate and other revenue decreased primarily due to the February 2005 sale of substantially all of our security monitoring business and the cancellation of the 2004-2005 National Hockey League season.

Direct operating and programming costs

        Direct operating and programming costs increased $5 million, or 1%, during the three months ended June 30, 2005 as compared to the same period in 2004. The following table summarizes direct operating and programming costs for the periods indicated (dollars in thousands):

	Three months ended June 30,
			$ Increase (decrease)	% Increase (decrease)
	2005	2004
Cable:
Programming costs	$298,505	$290,921	$7,584	3%
Other cable	364,744	364,124	620	—

Total cable	663,249	655,045	8,204	1
Corporate and other	3,009	6,204	(3,195)	(51)

Total	$666,258	$661,249	$5,009	1%

        Programming costs consist primarily of costs paid to programmers for the provision of analog, premium and digital channels and pay-per-view programs. Programming costs increased $8 million, or 3%, primarily due to an increase in the rates paid to programming providers and an increase in the number of programming services offered, offset by declines tied to the drop in basic cable subscribers.

        Other cable operating costs consist of labor and other costs associated with the provision of cable services to subscribers and the operation and maintenance of our cable systems.

        Our corporate and other operating costs include costs associated with our sports programming network, our security monitoring business and long-distance telephone resale business. Corporate and other costs decreased $3 million when comparing the three months ended June 30, 2005 to the same period in 2004. The decrease was primarily attributable to the February 2005 sale of substantially all of our security monitoring business.

        Total direct operating and programming costs, expressed as a percentage of revenue, decreased to 60% for the three months ended June 30, 2005 from 64% for the three months ended June 30, 2004. This decrease reflects the higher incremental operating margin from increased cable revenue, as described above, and improved operating efficiencies.

Selling, general and administrative expenses ("SG&A")

        SG&A expenses were relatively flat during the three months ended June 30, 2005 as compared to the same period in 2004. The following table summarizes certain SG&A expenses for the indicated periods (dollars in thousands):

	Three months ended June 30,
			$ Increase (decrease)	% Increase (decrease)
	2005	2004
Cable	$39,312	$39,784	$(472)	(1)%
Corporate and other	53,237	53,380	(143)	—

Total	$92,549	$93,164	$(615)	(1)%

        Cable SG&A expenses consist of salaries and benefits, marketing expenses, professional fees, insurance and other general and administrative expenses related to our operations.

Investigation, re-audit and sale transaction costs

        We have incurred costs that, although not directly related to the Chapter 11 filing, are related to the investigation of the alleged actions of Rigas Management, efforts to comply with applicable laws and regulations and the Sale Transaction. These expenses include re-audit, legal and forensic consulting fees and employee retention costs, and aggregated $18 million and $35 million for the three months ending June 30, 2005 and 2004, respectively. The decrease in these expenses was primarily due to a decline in re-audit related fees. The second quarter of 2004 also included $5 million of Rigas Family legal defense costs.

Depreciation

        Depreciation expense decreased by $41 million, or 17%, for the three months ended June 30, 2005 as compared to the same period in 2004. The following table summarizes certain components of depreciation expense for the indicated periods (dollars in thousands):

	Three months ended June 30,
			$ Increase (decrease)	% Increase (decrease)
	2005	2004
Cable	$193,483	$235,625	$(42,142)	(18)%
Corporate and other	7,234	5,667	1,567	28

Total	$200,717	$241,292	$(40,575)	(17)%

        Cable depreciation expense decreased $42 million for the three months ended March 31, 2005, as compared to March 31, 2004. The decrease reflects the net effect of a decrease in depreciation expense associated with an increase in property and equipment that has become fully depreciated or was retired, partially offset by an increase in expense due to capital expenditures. The increase in fully depreciated property and equipment was primarily attributable to the 2004 reduction of the useful life used to depreciate standard definition digital set-top boxes.

Provision for uncollectible amounts due from the Rigas Family and Other Rigas Entities

        We recorded an $11 million provision for uncollectible amounts due from the Rigas Family and Other Rigas Entities due to further decline in the fair value of underlying securities. For additional information, see Note 4, "Transactions with the Rigas Family and Other Rigas Entities," to the accompanying condensed consolidated financial statements.

Loss (gain) on disposition of long-lived assets

        During the three months ended June 30, 2004, we recorded a $5 million gain related to the sale of a radio station we owned in Buffalo, New York.

Interest expense, net of amounts capitalized

        Interest expense, net of amounts capitalized, was $185 million for the three months ended June 30, 2005, as compared to $96 million for the same period in 2004, an increase of $89 million. The increase was driven by $58 million in previously deferred financing costs written off as a result of the termination of the Company's exit financing commitment in May 2005. For additional information, see Note 2, "Bankruptcy Proceedings and Sale of Assets of the Company," to the accompanying condensed consolidated financial statements.

        The remaining increase relates to higher average monthly outstanding debt balances and higher average interest rates, partially offset by lower amortization of deferred financing costs in the second quarter of 2005 as compared to 2004. Since the Petition Date, we have been paying or accruing interest only on amounts outstanding under the DIP facilities and the pre-petition credit agreements, including the entire principal balance outstanding under the Co-Borrowing Facilities.

Other income, net

        Other income, net was $460 million and $1 million for the three months ended June 30, 2005 and 2004, respectively. In connection with the Government Settlement Agreements, we recorded a $458 million net benefit related to the settlement of, among other matters, net amounts payable from us (including the Rigas Co-Borrowing Entities) to the Rigas Family and Other Rigas Entities during the quarter ended June 30, 2005. For additional information, see Note 4, "Transactions with the Rigas Family and Other Rigas Entities," to the accompanying condensed consolidated financial statements.

Reorganization expenses due to bankruptcy

        Certain expenses directly related to the Chapter 11 filing are expensed and included in reorganization expenses due to bankruptcy. Such expenses aggregated $18 million and $24 million for the three months ended June 30, 2005 and 2004, respectively. The decrease was primarily due to lower professional fees during the 2005 quarter. We will continue to incur significant reorganization expenses until we emerge from bankruptcy. For additional information see Note 2, "Bankruptcy Proceedings and Sale of Assets of the Company," to the accompanying condensed consolidated financial statements.

Income tax expense

        We recorded income tax expense of $40 million and $24 million for the three months ended June 30, 2005 and 2004, respectively. Such amounts differ from the amounts that would have resulted from the application of statutory tax rates due primarily to increases in the valuation allowances provided against our net operating loss carryforwards and other deferred tax assets during 2005 and 2004.

Minority's interest in loss of subsidiary

        Minority's interest in loss of subsidiary was $1 million for the three months ended June 30, 2005 as compared to $5 million for the same period in 2004. Minority's interest in loss of subsidiary represents the minority interest owner's share of the loss of our majority-owned subsidiary, Century-TCI.

Net income (loss)

        Our net income for the three months ended June 30, 2005 was $291 million versus a net loss of $169 million for the three months ended June 30, 2004, primarily as a result of the $458 million benefit we recorded as a result of our settlement with the Rigas Family during the second quarter of 2005.

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

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

        The following table summarizes the results of operations for the periods presented (dollars in thousands):

	Six months ended June 30,
	2005		2004
	$	% of Revenue	$	% of Revenue
Revenue	$2,172,225	100%	$2,043,800	100%
Costs and expenses:
Direct operating and programming	1,320,588	61	1,313,281	64
Selling, general and administrative	171,614	8	174,525	8
Investigation, re-audit and sale transaction costs	38,485	2	65,852	3
Depreciation	413,822	19	489,063	24
Amortization	74,032	3	77,184	4
Provision for uncollectible amounts due from the Rigas Family and Other Rigas Entities	13,338	—	—	—
Gain on disposition of long-lived assets	(5,771)	—	(4,778)	—

Total costs and expenses	2,026,108	93	2,115,127	103

Operating income (loss)	146,117	7%	(71,327)	(3)%

Other income (expense), net:
Interest expense, net of amounts capitalized	(302,735)		(193,682)
Other income (expense), net	460,939		(423,873)

Total other income (expense), net	158,204		(617,555)

Income (loss) before reorganization expenses, income taxes, share of losses of equity affiliates, minority's interest, discontinued operations and cumulative effects of accounting changes	304,321		(688,882)
Reorganization expenses due to bankruptcy	(31,574)		(39,770)
Income tax (expense) benefit	(64,466)		50,154
Share of losses of equity affiliates, net	(1,368)		(2,457)
Minority's interest in loss of subsidiary	1,383		9,366

Income (loss) from continuing operations before cumulative effects of accounting changes	208,296		(671,589)
Loss from discontinued operations	—		(571)
Cumulative effects of accounting changes	—		(851,629)

Net income (loss)	$208,296		$(1,523,789)

Revenue

        Revenue increased $128 million, or 6%, during the six months ended June 30, 2005 as compared to the same period in 2004. The following table summarizes revenue for the periods indicated (dollars in thousands, except ARPU amounts):

	Six months ended June 30,
	2005		2004
	Revenue	% of Revenue	Revenue	% of Revenue	$ Increase (decrease)	% Increase (decrease)
Cable:
Video (including digital)	$1,692,030	78%	$1,654,546	81%	$37,484	2%
High speed Internet	349,268	16	255,054	12	94,214	37
Media services	120,645	6	113,048	6	7,597	7

Total cable	2,161,943	100	2,022,648	99	139,295	7
Corporate and other	10,282	—	21,152	1	(10,870)	(51)

Total	$2,172,225	100%	$2,043,800	100%	$128,425	6%

ARPU	$72.00		$64.57		$7.43	12%

        Cable revenue increased $139 million, or 7%, during the six months ended June 30, 2005, as compared to the same period in 2004. The increase in cable revenue was primarily attributable to increased revenue from HSI services, higher rates for basic and expanded basic service tiers, new product offerings and media services. An increase in HSI subscribers accounted for most of the increase in HSI revenue. The positive impact of higher rates for basic and expanded basic service tiers was partially offset by a decrease in our basic subscriber base. The increase in media services revenue was attributable to our ability to increase both the average rate received and the volume of advertising sold as a result of an industry wide trend of viewers switching from broadcast to cable, thereby increasing viewership and the advertising population. Subscribers increased 25.2% for HSI services, 1.7% for digital cable and decreased 4.8% for basic cable when comparing subscriber counts at June 30, 2005 to the same period in 2004.

        Corporate and other revenue decreased primarily due to the February 2005 sale of substantially all of our security monitoring business. A decrease in revenue recognized by the Empire Sports Network as a result of the cancellation of the 2004-2005 National Hockey League season also contributed to the decline.

Direct operating and programming costs

        Direct operating and programming costs increased $7 million, or 1%, during the six months ended June 30, 2005 as compared to the same period in 2004. The following table summarizes direct operating and programming costs for the periods indicated (dollars in thousands):

	Six months ended June 30,
			$ Increase (decrease)	% Increase (decrease)
	2005	2004
Cable:
Programming costs	$594,511	$580,765	$13,746	2%
Other cable	718,059	715,694	2,365	—

Total cable	1,312,570	1,296,459	16,111	1
Corporate and other	8,018	16,822	(8,804)	(52)

Total	$1,320,588	$1,313,281	$7,307	1%

        Programming costs increased $14 million, or 2%, primarily due to an increase in the rates paid to programming providers and an increase in the number of programming services offered, offset by declines tied to the drop in basic cable subscribers.

        Corporate and other costs decreased $9 million, or 52%, when comparing the six months ended June 30, 2005 to the same period in 2004. The decline was primarily due to the February 2005 sale of substantially all of our security monitoring business and to the drop in Empire Sports Network fees as a result of the cancellation of the 2004-2005 National Hockey League season.

        Total direct operating and programming costs, expressed as a percentage of revenue, decreased to 61% for the six months ended June 30, 2005 from 64% for the six months ended June 30, 2004. This decrease reflects the higher incremental operating margin from increased cable revenue, as described above, and improved operating efficiencies.

Selling, general and administrative expenses

        SG&A expenses decreased $3 million, or 2%, during the six months ended June 30, 2005 as compared to the same period in 2004. The following table summarizes certain components of SG&A expenses for the indicated periods (dollars in thousands):

	Six months ended June 30,
			$ Increase (decrease)	% Increase (decrease)
	2005	2004
Cable	$70,479	$68,917	$1,562	2%
Corporate and other	101,135	105,608	(4,473)	(4)

Total	$171,614	$174,525	$(2,911)	(2)%

        Corporate and other SG&A expenses include those expenses associated with our corporate functions, our sports programming network, our security monitoring business and our long-distance telephone resale business. Corporate and other SG&A expenses decreased $4 million primarily due to a decline in various corporate general and administrative expenses and a shift from certain corporate-wide marketing efforts to regional marketing programs within our cable segment during the six months ended June 30, 2005, as compared to the same period in 2004.

Investigation, re-audit and sale transaction costs

        Investigation, re-audit and sale transaction costs aggregated $38 million and $66 million for the six months ending June 30, 2005 and 2004, respectively. The six months ended June 30, 2004 included $17 million of Rigas Family legal defense costs. The remaining decrease was primarily attributable to a decline in re-audit related fees.

Depreciation

        Depreciation expense decreased by $75 million, or 15%, for the six months ended June 30, 2005 as compared to the same period in 2004. The following table summarizes certain components of depreciation expense for the indicated periods (dollars in thousands):

	Six months ended June 30,
			$ Increase (decrease)	% Increase (decrease)
	2005	2004
Cable	$400,192	$465,596	$(65,404)	14%
Corporate and other	13,630	23,467	(9,837)	(42)

Total	$413,822	$489,063	$(75,241)	(15)%

        Cable depreciation expense decreased $65 million for the six months ended June 30, 2005, as compared to June 30, 2004. The decrease reflects the net effect of a decrease in depreciation expense associated with an increase in property and equipment that has become fully depreciated or was retired, partially offset by an increase in expense due to capital expenditures. The increase in fully depreciated property and equipment was primarily attributable to the 2004 reduction of the useful life used to depreciate standard definition digital set-top boxes.

        Corporate and other depreciation expense decreased $10 million primarily due to the 2004 write-off of abandoned assets.

Provision for uncollectible amounts due from the Rigas Family and Other Rigas Entities

        We recorded a $13 million provision for uncollectible amounts due from the Rigas Family and Other Rigas Entities due to further decline in the fair value of underlying securities. For additional information, see Note 4, "Transactions with the Rigas Family and Other Rigas Entities," to the accompanying condensed consolidated financial statements.

Gain on disposition of long-lived assets

        We sold our security monitoring business in February 2005. We recorded a $6 million gain on the sale during the six months ended June 30, 2005. For the six months ended June 30, 2004, we recorded a $5 million gain related to the sale of a radio station we owned in Buffalo, New York.

Interest expense, net of amounts capitalized

        Interest expense, net of amounts capitalized, was $303 million for the six months ended June 30, 2005, as compared to $194 million for the same period in 2004, an increase of $109 million. The increase was driven by $58 million in previously deferred financing costs written off as a result of the termination of the Company's exit financing commitment in May 2005. For additional information, see Note 2, "Bankruptcy Proceedings and Sale of Assets of the Company," to the accompanying condensed consolidated financial statements.

        The remaining increase relates to higher average monthly outstanding debt balances and higher average interest rates, partially offset by lower amortization of deferred financing costs in the first six months of 2005 as compared to 2004. Since the Petition Date, we have been paying or accruing interest only on amounts outstanding under the DIP facilities and the pre-petition credit agreements, including the entire principal balance outstanding under the Co-Borrowing Facilities.

Other income (expense), net

        Other income, net was $461 million versus other expense, net of $424 million during the six months ended June 30, 2005 and 2004, respectively. In connection with the Government Settlement Agreements, we recorded a $458 million net benefit related to the settlement of, among other matters, net amounts payable from us (including the Rigas Co-Borrowing Entities) to the Rigas Family and Other Rigas Entities during the six months ended June 30, 2005. For additional information, see Note 4, "Transactions with the Rigas Family and Other Rigas Entities," to the accompanying condensed consolidated financial statements. In the first quarter of 2004, we recorded a $425 million charge related to the Non-Prosecution Agreement. See Note 9, "Contingencies," to the accompanying condensed consolidated financial statements for additional information.

Reorganization expenses due to bankruptcy

        Reorganization expenses due to bankruptcy aggregated $32 million and $40 million for the six months ended June 30, 2005 and 2004, respectively. The decrease was primarily due to a $6 million increase in interest income and settlement gains. We will continue to incur significant reorganization expenses until we emerge from bankruptcy. For additional information see Note 2, "Bankruptcy Proceedings and Sale of Assets of the Company," to the accompanying condensed consolidated financial statements.

Income tax (expense) benefit

        We recorded income tax expense of $64 million for the six months ended June 30, 2005 and an income tax benefit of $50 million for the six months ended June 30, 2004. Such amounts differ from the amounts that would have resulted from the application of statutory tax rates due primarily to increases in the valuation allowances provided against our net operating loss carryforwards and other deferred tax assets during 2005 and 2004. During 2004, we re-evaluated the impact on our valuation allowance due to the timing of our reversing temporary differences, including our policy of netting the effect of reversing temporary differences associated with customer relationship intangible assets with intangible assets that have indefinite lives. As a result of this evaluation, we changed the expectations for scheduling the expected reversal of our deferred tax liabilities associated with these intangible assets and included in our income tax benefit for 2004 a $166 million reduction in the valuation allowances on deferred tax assets related to current expectations for the reversal of our deferred tax liabilities.

Minority's interest in loss of subsidiary

        Minority's interest in loss of subsidiary was $1 million for the six months ended June 30, 2005 as compared to $9 million for the same period in 2004. Minority's interest in loss of subsidiary represents the minority interest owner's share of the loss of our majority-owned subsidiary, Century-TCI.

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

Net income (loss)

        Our net income for the six months ended June 30, 2005 was $208 million versus a net loss of $1,524 million for the six months ended June 30, 2004. The 2005 net income was primarily the result of a $458 million gain we recorded related to our settlement with the Rigas Family during the second quarter. As described above, in 2004, we recorded charges of $852 million for the cumulative effects of accounting changes and a $425 million charge related to the Non-Prosecution Agreement.

LIQUIDITY AND CAPITAL RESOURCES

Historical Sources and Uses of Cash

        The following table summarizes net cash provided by (used in) our operating, investing and financing activities during the indicated periods (amounts in thousands):

	Six months ended June 30,
	2005	2004
Operating activities	$307,366	$144,464

Investing activities:
Capital expenditures	$(338,191)	$(433,825)
Other investing activities	(10,150)	56,516

Total investing activities	$(348,341)	$(377,309)

Financing activities	$11,264	$189,613

        Operating activities.    Net cash provided by operating activities for the six months ended June 30, 2005 and 2004 was $307 million and $144 million, respectively. The $163 million increase during the first six months of 2005, compared to the same period of 2004, occurred primarily because we used less cash to settle accounts payable and accrued liabilities previously classified as liabilities subject to compromise in 2005 as compared to 2004. Those payments dropped from $105 million in 2004 to $14 million in 2005. In addition, we paid $58 million to TelCove in April 2004 as part of the Global Settlement, which was previously reflected as an accrued liability.

        Investing activities.    Net cash used in investing activities decreased to $348 million for the six months ended June 30, 2005 from $377 million for the comparable period of the prior year. In both periods, we continued to make significant capital expenditures to upgrade and rebuild our cable systems and to support the launch of new services. Our capital expenditures declined 22% to $338 million for the six months ended June 30, 2005 from $434 million for the same period of the prior year. Investing activities, other than capital expenditures, generated a $10 million net use of cash in the first half of 2005. Our $22 million purchase of the remaining ownership interests in the Tele-Media JV Entities and an increase in restricted cash of $22 million, partially offset by $36 million of cash received from the sale of our security monitoring business, contributed to net cash used in 2005 for other investing activities. Conversely, $57 million of net cash was provided by other investing activities during the first half of 2004, primarily due to a $53 million decrease in restricted cash.

        Financing activities.    For the six months ended June 30, 2005, net cash provided by financing activities was comprised of $766 million of borrowings made pursuant to the DIP facilities, repayments of debt totaling $705 million and payments of bank financing costs of $50 million. Financing activities in the first six months of 2004 consisted of $655 million of borrowings made pursuant to the DIP facilities, repayments of debt totaling $453 million and payments of bank financing costs of $12 million. The $178 million decrease in net cash provided by financing activities in 2005, as compared to 2004, was caused primarily by an increase in net cash provided by operating activities and reduced capital expenditures. Both 2005 and 2004 activities included refinancing of the DIP facilities.

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

	Six months ended June 30,
	2005	2004
Free cash flow deficit	$(30,825)	$(289,361)
Adjustments to reconcile free cash flow to net cash provided by operating activities:
Capital expenditures	338,191	433,825

Net cash provided by operating activities	$307,366	$144,464

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

        Off-Balance Sheet Arrangements.    We have issued standby letters of credit for the benefit of franchise authorities and other parties, most of which have been issued to an intermediary surety bonding company. The letters of credit are collateralized by either cash or the undrawn portion of the Second Extended DIP Facility. At June 30, 2005, the aggregate principal amount of letters of credit issued by us was $87 million, of which $86 million was issued under the Second Extended DIP Facility and $1 million was collateralized by cash. Letters of credit issued under the DIP facilities reduce the amount that may be borrowed under the DIP facilities. We do not have any other off-balance sheet arrangements.

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

        Our total capital expenditures for the first six months of 2005 were $338 million as compared to $434 million for the same period in 2004. In recent years, we have devoted significant capital to the rebuild and upgrade of our cable systems and substantially all of our cable networks have been rebuilt to a bandwidth of 550 Megahertz or greater with two-way capability. Nevertheless, subject to the availability of sufficient financial resources and to possible future changes in our business plan in response to the Sale Transaction, or competitive, technological, regulatory and other external developments, capital expenditures during the next several years following 2005 are not expected to decrease significantly from the 2005 level as we migrate our expenditures from the rebuild program to customer premise equipment and scaleable infrastructure associated with new services and technologies such as video on demand. The Sale Transaction also requires us to use commercially reasonable efforts to maintain capital expenditures in accordance with our long range plan.

        Liquidation of Debt and Other Liabilities.    At June 30, 2005, our liabilities totaled $20,799 million, including $18,467 million representing pre-petition liabilities that are subject to compromise. We currently cannot predict the amount of cash that will be required to settle pre-petition liabilities subject to compromise, as the rights and claims of the Debtors' various creditors will be determined by a plan of reorganization that is ultimately subject to confirmation by the Bankruptcy Court.

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

        Our management, under the supervision and with the participation of our CEO, CFO and CAO, has completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended June 30, 2005. Based on our evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, which included consideration of certain material weaknesses disclosed in our 2004 Form 10-K and our inability to file this Quarterly Report on Form 10-Q within the statutory time period, our management, including our CEO, CFO and CAO, concluded that as of June 30, 2005, the Company's disclosure controls and procedures were not effective. In light of the material weaknesses, in 2004, we implemented additional analyses and procedures to ensure that financial statements we issue are prepared in accordance with GAAP and are fairly presented in all material respects. The Company has performed the additional analyses and procedures with respect to this Quarterly Report on Form 10-Q. Accordingly, we believe that the condensed consolidated financial statements (unaudited) included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company's financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

        In connection with our evaluation of the effectiveness of the Company's internal control over financial reporting as of June 30, 2005, we have taken a number of steps that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

        During the second quarter of 2005, we continued our efforts to remediate internal control deficiencies identified as part of management's assessment of the Company's internal control over financial reporting for 2004, including the three material weaknesses identified in our 2004 Form 10-K. As of the filing of this Quarterly Report, we have successfully remediated a portion of these control deficiencies. Following is a discussion of specific changes that we have made to the Company's internal control over financial reporting relating to these three material weaknesses.

        As of June 30, 2005, with respect to the access to the financial applications and data material weakness, we were continuing our remediation efforts. As of the filing of this Quarterly Report, we have completed the implementation of policies and procedures that govern security and access to our IT systems, programs and data, including those supporting our financial data relating to property and equipment and our general ledger and financial reporting applications. In addition, employees are required to complete training and acknowledge an understanding of the Company's Code of Business Conduct and Ethics, which addresses proper use of Company assets, including requirements for security/access controls.

        As of June 30, 2005, with respect to the property and equipment accounting material weakness, we were continuing our remediation efforts. During the second quarter we completed an accurate physical inventory of our construction materials, repair and maintenance supplies and customer premise equipment. As of the filing of this Quarterly Report, we completed another accurate physical inventory of our construction materials, repair and maintenance supplies and customer premise equipment. In addition, during the first quarter, we implemented policies and procedures to improve controls over capital projects specifically related to the commencement of depreciation expense for capital assets placed in service and controls over the appropriate review and approval for contractor labor and materials used in connection with capital projects.

        As of June 30, 2005, with respect to the period-end financial reporting process material weakness, we were continuing our remediation efforts. During the first quarter, controls were implemented to ensure that journal entries recorded in the Company's general ledger have adequate supporting documentation and are appropriately reviewed and approved prior to being recorded in the general ledger. In addition, as of the filing of this Quarterly Report, we have implemented controls that require general ledger accounts to be assigned to specific accounting personnel who are accountable for ensuring that the general ledger accounts are reconciled and reviewed on a timely basis and that adequate supporting documentation is maintained for general ledger accounts. In addition, we are in the process of completing an inventory of spreadsheets used in our financial reporting process and implementing internal controls over spreadsheets, including requiring data integrity, version controls and restricted access.

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

        The Company's contribution to the Restitution Fund will consist of stock, future proceeds of litigation and, assuming consummation of the Sale Transaction (or another sale generating cash of at least $10 billion), cash. In the event of a sale generating both stock and at least $10 billion in cash, as contemplated in the Sale Transaction, the components of the Company's contribution to the Restitution Fund will consist of $600,000,000 in cash and stock (with at least $200,000,000 in cash) and 50% of the first $230,000,000 of future proceeds, if any, from certain litigation against third parties who injured the Company. If, however, the Sale Transaction (or another sale) is not consummated and instead the Company emerges from bankruptcy as an independent entity, the $600,000,000 payment by the

Company will consist entirely of stock in the reorganized Adelphia. Unless extended on consent of the U.S. Attorney and the SEC, which consent may not be unreasonably withheld, the Company must make these payments on or before the earlier of: (i) October 15, 2006; (ii) 120 days after confirmation of a stand-alone plan of reorganization; or (iii) seven days after the first distribution of stock or cash to creditors under any plan of reorganization. The Company recorded charges of $425,000,000 and $175,000,000 during 2004 and 2002, respectively, related to the Non-Prosecution Agreement. The $425,000,000 charge is reflected in other income (expense), net in the accompanying condensed consolidated statements of operations for the six months ended June 30, 2004.

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

        Pursuant to the Forfeiture Order, all right, title and interest of the Rigas Family and Rigas Family Entities in the Rigas Co-Borrowing Entities (other than Coudersport and Bucktail), certain specified real estate and any securities of the Company were forfeited to the United States on June 8, 2005, and such assets and securities are expected to be conveyed to the Company (subject to completion of forfeiture proceedings before a federal judge to determine if there are any superior claims) pursuant to the Non-Prosecution Agreement. On August 19, 2005, the Company filed a petition with the District Court seeking an order conveying title to these assets and securities to the Company. A status report from the government to the District Court regarding the forfeiture proceedings is due in November 2005. On October 13, 2005, a petition was filed by a lending bank asserting an interest in one of the Rigas Co-Borrowing Entities for the exclusive purpose, according to the petition, of protecting against the contingency that the Bankruptcy Court approval of certain settlement agreements is overturned on appeal. A separate previously filed petition, which was referred to in the 2004

Form 10-K, related to real property that is not the subject of the Company's petition. See Note 4 for additional information.

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

        Adelphia has subsequently entered into several stipulations further postponing, to the extent applicable, the conversion date of the Series E Preferred Stock. Adelphia has also entered into several stipulations postponing, to the extent applicable, the conversion date of the Adelphia 7.5% Series F Mandatory Convertible Preferred Stock ("Series F Preferred Stock"), which was initially convertible into shares of Class A Common Stock on February 1, 2005.

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
10.01
Adelphia Communications Corporation Executive Vice President Continuity Program (Incorporated herein by reference to Exhibit 10.15.19 to the Company's Annual Report on Form 10-K filed on October 6, 2005) (File No. 0-16014).
10.02.1
Amendment No. 1 and Waiver, dated as of April 8, 2005, to the Third Amended and Restated DIP Credit Agreement (Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 13, 2005) (File No. 0-16014).
10.02.2
Amendment No. 3 and Waiver, dated as of May 20, 2005, to Third Amended and Restated Credit and Guaranty Agreement (Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 25, 2005) (File No. 0-16014).
10.02.3
Amendment No. 4 and Waiver, dated as of August 24, 2005, to Third Amended and Restated Credit and Guaranty Agreement, dated as February 25, 2005 (Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 25, 2005) (File No. 0-16014).
10.03.1
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
10.03.2	Consent of Defendant Adelphia Communications Corporation (Incorporated herein by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed on April 26, 2005) (File No. 0-16014).
10.03.3
Final Judgment as to Defendant Adelphia Communications Corporation, dated May 31, 2005 (Incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on June 2, 2005) (File No. 0-16014).
10.03.4
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
10.04
Interest Acquisition Agreement by and among ML Media Partners, L.P., Century Communications Corporation, Century ML Cable Venture, Century ML Cable Corp. and San Juan Cable, LLC, as buyer, dated as of June 3, 2005 (Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 29, 2005) (File No. 0-16014).

99.01.1
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
99.01.2
Opinion and Order of the United States District Court for the Southern District of New York, dated May 18, 2005 (Incorporated herein by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed on June 2, 2005) (File No. 0-16014).
99.01.3
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
99.01.4
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

ADELPHIA COMMUNICATIONS CORPORATION
(Registrant)
Date:	November 4, 2005	By:	/s/ VANESSA A. WITTMAN Vanessa A. Wittman (Principal Financial Officer) Chief Financial Officer
Date:	November 4, 2005	By:	/s/ SCOTT D. MACDONALD Scott D. Macdonald Chief Accounting Officer (Principal Accounting Officer)