Form 10-Q
period 2005-09-30
ADELPHIA COMMUNICATIONS CORP
filed 2005-11-17
CIK 796486

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
or
☐ TRANSIT ION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
(Debtors-In-Possession)
Quarterly Report on Form 10-Q for the period ended September 30, 2005
Table of Contents

INTRODUCTORY NOTE

        In this Quarterly Report, the "Company," "we," "us" and "our" refer to Adelphia Communications Corporation ("Adelphia"), its consolidated subsidiaries and other consolidated entities. Certain terms discussed below are defined in the accompanying notes to the condensed consolidated financial statements.

        This Quarterly Report on Form 10-Q is for the quarterly period ended September 30, 2005. This filing reflects our continued efforts to again be current in our periodic reporting obligations under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), after having ceased to be in compliance with those obligations as a result of the alleged improper actions of certain members of the John J. Rigas family who held all of the senior executive positions at Adelphia and constituted five of the nine members of Adelphia's board of directors (collectively, "Rigas Management") in the period prior to the commencement of the Chapter 11 bankruptcy proceedings. See "Business—Certain Business and Other Developments Relating to the Chapter 11 Cases—Certain Events Leading to the Installation of Interim Management and Commencement of the Chapter 11 Cases in 2002" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission (the "SEC") on October 6, 2005 (the "2004 Form 10-K"). This Quarterly Report should be read in conjunction with the 2004 Form 10-K and all of our other reports, including Current Reports on Form 8-K, filed with or furnished to the SEC through the date of this report. As disclosed in the 2004 Form 10-K, readers should not rely on Adelphia's periodic and other reports filed with or furnished to the SEC prior to May 24, 2002.

CAUTIONARY STATEMENTS

        This Quarterly Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Exchange Act. All statements regarding Adelphia and its consolidated subsidiaries' and other consolidated entities' expected future financial position, results of operations, cash flows, sale of the Company, settlements with the SEC and the United States Attorney's Office for the Southern District of New York (the "U.S. Attorney"), restructuring and financing plans, potential emergence from bankruptcy, business strategy, budgets, projected costs, capital expenditures, network upgrades, products and services, competitive positions, growth opportunities, plans and objectives of management for future operations, as well as statements that include words such as "anticipate," "if," "believe," "plan," "estimate," "expect," "intend," "may," "could," "should," "will" and other similar expressions are forward-looking statements. Such forward-looking statements are inherently uncertain, and readers must recognize that actual results may differ materially from our expectations. We undertake no duty to update such forward-looking statements. You are advised, however, to consult any future disclosures we make on related subjects in our reports filed with or furnished to the SEC. Risks, uncertainties and other factors that may cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the following:

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

  •
  potential tax consequences of certain advances by us to the Rigas Family and their entities, our settlements with the U.S. Attorney and the SEC, the acquisition of the Rigas Co-Borrowing Entities (other than Coudersport and Bucktail) and the subsequent sale of the assets of such entities in the Sale Transaction;

  •
  inability to produce audited financial statements for certain of our subsidiaries and such subsidiaries' inability, therefore, to comply with applicable law;

  •
  noncompliance with the Exchange Act;

  •
  ability to comply with the financial and operational covenants of the Second Extended DIP Facility;

  •
  potential appointment of a Chapter 11 trustee pursuant to the request by the ad hoc committee of Arahova noteholders (the "Arahova Noteholders' Committee"), or a request by another party in interest, which may lead to a default under the Second Extended DIP Facility, may prevent consummation of the Sale Transaction and would give TW NY and Comcast the right to terminate the Sale Transaction asset purchase agreements;

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	September 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$328,013	$338,909
Restricted cash	21,889	6,300
Accounts receivable, less allowance for doubtful accounts of $20,433 and $37,954, respectively	99,440	116,613
Receivable for securities (Note 4)	25,129	—
Other current assets	94,084	82,710

Total current assets	568,555	544,532
Noncurrent assets:
Restricted cash	3,027	3,035
Investments in equity affiliates and related receivables	255,039	252,237
Property and equipment, net	4,377,668	4,469,943
Intangible assets, net (Note 10)	7,555,936	7,672,855
Other noncurrent assets, net	102,212	155,586

Total assets	$12,862,437	$13,098,188

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$83,893	$173,654
Subscriber advance payments and deposits	32,889	33,159
Accrued liabilities (Note 10)	555,882	535,924
Deferred revenue	25,563	33,296
Parent and subsidiary debt (Note 5)	811,195	667,745
Amounts due to the Rigas Family and Other Rigas Entities from Rigas Co-Borrowing Entities (Note 4)	—	460,256

Total current liabilities	1,509,422	1,904,034

Noncurrent liabilities:
Other liabilities	34,900	35,012
Deferred revenue	64,601	85,397
Deferred income taxes	830,728	729,481

Total noncurrent liabilities	930,229	849,890
Liabilities subject to compromise (Notes 2 and 5)	18,466,033	18,480,948

Total liabilities	20,905,684	21,234,872

Commitments and contingencies (Note 9)
Minority's interest in equity of subsidiary	76,461	79,142
Stockholders' deficit:
Series preferred stock	397	397
Class A Common Stock, $.01 par value, 1,200,000,000 shares authorized, 229,787,271 shares issued and 228,692,414 shares outstanding	2,297	2,297
Convertible Class B Common Stock, $.01 par value, 300,000,000 shares authorized, 25,055,365 shares issued and outstanding	251	251
Additional paid-in capital	12,071,165	12,071,165
Accumulated other comprehensive loss, net	(5,928)	(11,565)
Accumulated deficit	(20,159,953)	(20,221,691)
Treasury stock, at cost, 1,094,857 shares of Class A Common Stock	(27,937)	(27,937)

	(8,119,708)	(8,187,083)
Amounts due from the Rigas Family and Other Rigas Entities, net (Note 4)	—	(28,743)

Total stockholders' deficit	(8,119,708)	(8,215,826)

Total liabilities and stockholders' deficit	$12,862,437	$13,098,188

See accompanying notes to the condensed consolidated financial statements.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except share and per share amounts)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenue	$1,088,568	$1,041,366	$3,260,793	$3,085,166
Costs and expenses:
Direct operating and programming	680,614	673,430	2,001,202	1,986,711
Selling, general and administrative	90,285	82,469	261,899	256,994
Investigation, re-audit and sale transaction costs (Note 2)	15,832	23,229	54,317	89,081
Depreciation	193,017	246,230	606,839	735,293
Amortization (Note 10)	32,795	40,620	106,827	117,804
Impairment of long-lived assets (Note 10)	23,063	83,349	23,063	83,349
Provision for uncollectible amounts due from the Rigas Family and Other Rigas Entities (Note 4)	—	—	13,338	—
Gain on disposition of long-lived assets (Note 10)	(331)	—	(6,102)	(4,778)

Total costs and expenses	1,035,275	1,149,327	3,061,383	3,264,454

Operating income (loss)	53,293	(107,961)	199,410	(179,288)
Other income (expense), net:
Interest expense, net of amounts capitalized (contractual interest was $341,199 and $299,666 during the three months ended September 30, 2005 and 2004, respectively; and $987,762 and $877,327 during the nine months ended September 30, 2005 and 2004, respectively) (Notes 2 and 5)	(138,329)	(99,456)	(441,064)	(293,138)
Other income (expense), net (Notes 4 and 9)	(2,998)	438	457,941	(423,435)

Total other income (expense), net	(141,327)	(99,018)	16,877	(716,573)

Income (loss) before reorganization expenses, income taxes, share of earnings (losses) of equity affiliates, minority's interest, discontinued operations and cumulative effects of accounting changes	(88,034)	(206,979)	216,287	(895,861)
Reorganization expenses due to bankruptcy (Note 2)	(21,230)	(19,712)	(52,804)	(59,482)

Income (loss) before income taxes, share of earnings (losses) of equity affiliates, minority's interest, discontinued operations and cumulative effects of accounting changes	(109,264)	(226,691)	163,483	(955,343)
Income tax (expense) benefit	(38,984)	(36,300)	(103,450)	13,855
Share of earnings (losses) of equity affiliates, net	393	(2,396)	(975)	(4,853)
Minority's interest in loss of subsidiary	1,297	4,590	2,680	13,956

Income (loss) from continuing operations before cumulative effects of accounting changes	(146,558)	(260,797)	61,738	(932,385)
Loss from discontinued operations	—	—	—	(571)

Income (loss) before cumulative effects of accounting changes	(146,558)	(260,797)	61,738	(932,956)
Cumulative effects of accounting changes:
Due to new accounting pronouncements (Note 3)	—	—	—	(588,782)
Due to new method of amortization (Note 10)	—	—	—	(262,847)

Net income (loss)	(146,558)	(260,797)	61,738	(1,784,585)
Dividend requirements applicable to preferred stock (contractual dividends were $30,031 during each of the three months ended September 30, 2005 and 2004, and $90,094 during each of the nine months ended September 30, 2005 and 2004):
Beneficial conversion feature	—	(2,024)	(583)	(5,937)

Net income (loss) applicable to common stockholders	$(146,558)	$(262,821)	$61,155	$(1,790,522)

See accompanying notes to the condensed consolidated financial statements.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—continued
(amounts in thousands, except share and per share amounts)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Amounts per weighted average share of common stock (Note 10):
Basic income (loss) applicable to Class A common stockholders:
From continuing operations before cumulative effects of accounting changes	$(0.58)	$(1.04)	$0.24	$(3.70)
Cumulative effects of accounting changes	—	—	—	(3.36)

Net income (loss) applicable to Class A common stockholders	$(0.58)	$(1.04)	$0.24	$(7.06)

Diluted income (loss) applicable to Class A common stockholders:
From continuing operations before cumulative effects of accounting changes	$(0.58)	$(1.04)	$0.18	$(3.70)
Cumulative effects of accounting changes	—	—	—	(3.36)

Net income (loss) applicable to Class A common stockholders	$(0.58)	$(1.04)	$0.18	$(7.06)

Basic weighted average shares of Class A common stock outstanding	228,692,414	228,692,414	228,692,414	228,692,414

Diluted weighted average shares of Class A common stock outstanding	228,692,414	228,692,414	303,300,746	228,692,414

Basic income (loss) applicable to Class B common stockholders:
From continuing operations before cumulative effects of accounting changes	$(0.58)	$(1.04)	$0.23	$(3.70)
Cumulative effects of accounting changes	—	—	—	(3.36)

Net income (loss) applicable to Class B common stockholders	$(0.58)	$(1.04)	$0.23	$(7.06)

Diluted income (loss) applicable to Class B common stockholders:
From continuing operations before cumulative effects of accounting changes	$(0.58)	$(1.04)	$0.17	$(3.70)
Cumulative effects of accounting changes	—	—	—	(3.36)

Net income (loss) applicable to Class B common stockholders	$(0.58)	$(1.04)	$0.17	$(7.06)

Basic weighted average shares of Class B common stock outstanding	25,055,365	25,055,365	25,055,365	25,055,365

Diluted weighted average shares of Class B common stock outstanding	25,055,365	25,055,365	37,215,133	25,055,365

See accompanying notes to the condensed consolidated financial statements.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Nine months ended September 30,
	2005	2004
Operating activities:
Net income (loss)	$61,738	$(1,784,585)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	606,839	735,293
Amortization	106,827	117,804
Impairment of long-lived assets	23,063	83,349
Provision for uncollectible amounts due from the Rigas Family and Other Rigas Entities	13,338	—
Gain on disposition of long-lived assets	(6,102)	(4,778)
Amortization/write-off of deferred financing costs	60,687	13,611
Settlement with the Rigas Family and Other Rigas Entities, net	(457,733)	—
Provision for government settlement	—	425,000
Other noncash charges, net	8,104	2,786
Reorganization expenses due to bankruptcy	52,804	59,482
Deferred income tax expense (benefit)	101,900	(13,992)
Share of losses of equity affiliates, net	975	4,853
Minority's interest in loss of subsidiary	(2,680)	(13,956)
Depreciation, amortization and other noncash charges related to discontinued operations	—	1,577
Cumulative effects of accounting changes	—	851,629
Change in operating assets and liabilities, net of effects of initial consolidation of Rigas Co-Borrowing Entities	(92,135)	(138,650)

Net cash provided by operating activities before payment of reorganization expenses	477,625	339,423
Reorganization expenses paid during the period	(41,822)	(53,512)

Net cash provided by operating activities	435,803	285,911

Investing activities:
Expenditures for property and equipment	(533,312)	(643,360)
Proceeds from the sale of long-lived assets and investments	38,243	—
Acquisition of remaining interests in Tele-Media JV Entities	(21,650)	—
Change in restricted cash	(15,581)	52,442
Other	(8,789)	320

Net cash used in investing activities	(541,089)	(590,598)

Financing activities:
Proceeds from debt	856,729	770,783
Repayments of debt	(712,899)	(460,784)
Payments of deferred financing costs	(49,440)	(14,266)

Net cash provided by financing activities	94,390	295,733

Decrease in cash and cash equivalents	(10,896)	(8,954)
Cash and cash equivalents at beginning of period	338,909	252,661

Cash and cash equivalents at end of period	$328,013	$243,707

See accompanying notes to the condensed consolidated financial statements.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1: Background and Basis of Presentation

        The Company is engaged primarily in the cable television business. The Company's consolidated cable systems are located in 31 states and Brazil. In June 2002, the Debtors filed voluntary petitions to reorganize (the "Chapter 11 Cases") under Chapter 11 of Title 11 ("Chapter 11") of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). Effective January 1, 2004, the Company began consolidating the Rigas Co-Borrowing Entities. For additional information, see Note 3. The Rigas Co-Borrowing Entities have not filed for bankruptcy protection. Effective April 20, 2005, Adelphia entered into definitive agreements with TW NY and Comcast which provide for the sale of substantially all of the Company's U.S. assets. For additional information, see Note 2.

        The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures typically included in the Company's financial statements filed with its Annual Report on Form 10-K have been condensed or omitted for this Quarterly Report. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments that are necessary for a fair presentation of the results for the periods presented, including normal recurring adjustments and entries related to the Government Settlement Agreements described in Notes 4 and 9. These financial statements should be read in conjunction with the Company's 2004 Form 10-K. Interim results are not necessarily indicative of results for a full year.

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

        On July 11, 2002, a statutory committee of unsecured creditors (the "Creditors' Committee") was appointed, and on July 31, 2002, a statutory committee of equity holders (the "Equity Committee" and, together with the Creditors' Committee, the "Committees") was appointed. The Committees have the right to, among other things, review and object to certain business transactions and may participate in the formulation of the Debtors' plan of reorganization. Under the Bankruptcy Code, the Debtors were provided with specified periods during which only the Debtors could propose and file a plan of reorganization (the "Exclusive Period") and solicit acceptances thereto (the "Solicitation Period"). The Debtors received several extensions of the Exclusive Period and the Solicitation Period from the Bankruptcy Court with the latest extension of the Exclusive Period and the Solicitation Period being through February 17, 2004 and April 20, 2004, respectively. The Debtors filed a motion requesting an additional extension of the Exclusive Period and the Solicitation Period. However, the Equity Committee filed a motion to terminate the Exclusive Period and the Solicitation Period and other objections were filed regarding this request. The Bankruptcy Court has extended the Exclusive Period and the Solicitation Period until the hearing on the motions is held and a determination by the Bankruptcy Court is made. No hearing has been scheduled. On November 7, 2005, the Arahova Noteholders' Committee filed a motion seeking, among other things, to terminate the Exclusive Period with respect to Arahova Communications, Inc. ("Arahova"), a direct subsidiary of Adelphia and Century's immediate parent, and certain of its subsidiaries. For additional information, see Note 9.

        The Debtors have filed several proposed joint plans of reorganization and related disclosure statements with the Bankruptcy Court. The Debtors most recently filed a draft of their proposed Fourth Amended Joint Plan of Reorganization (the "Plan") and related draft of their proposed Fourth Amended Disclosure Statement (the "Disclosure Statement") with the Bankruptcy Court on November 15, 2005 and November 8, 2005, respectively. The Plan contemplates, among other things, consummation of the Sale Transaction and distribution of the cash and Class A common stock of TWC (the "TWC Class A Common Stock") received pursuant to the Sale Transaction to the stakeholders of the Debtors in accordance with the Plan. The Plan and Disclosure Statement also include subsequent disclosures and modifications to resolve rulings of the Bankruptcy Court or settlements with certain parties objecting to approval of the Disclosure Statement. The Debtors expect to file revised versions of the Plan and Disclosure Statement prior to confirmation of the Plan by the Bankruptcy Court.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

Sale of Assets

        Effective April 20, 2005, Adelphia entered into the Sale Transaction. Upon the closing of the Sale Transaction, Adelphia will receive approximately $12.7 billion in cash and shares of TWC Class A Common Stock, which are expected to represent 16% of the outstanding equity securities of TWC as of the closing and to be listed on the New York Stock Exchange. Such percentage: (i) assumes the redemption of Comcast's interest in TWC, the inclusion in the sale to TW NY of all of the cable systems owned by the Rigas Co-Borrowing Entities contemplated to be purchased by TW NY pursuant to the Sale Transaction and that there is no Expanded Transaction (as defined below); and (ii) is subject to adjustment for issuances pursuant to employee stock programs (subject to a cap) and issuances of securities for fair consideration. The purchase price payable by TW NY and Comcast is subject to certain adjustments. TWC, Comcast and certain of their affiliates have also agreed to swap certain cable systems and unwind Comcast's investments in TWC and Time Warner Entertainment Company, L.P., a subsidiary of TWC ("TWE"). The Sale Transaction does not include the Company's interest in Century/ML Cable Venture ("Century/ML Cable"), a joint venture that owns and operates cable systems in Puerto Rico, which Century and ML Media Partners, L.P. ("ML Media") sold to San Juan Cable, LLC ("San Juan Cable") effective October 31, 2005. For additional information, see Note 9.

        As part of the Sale Transaction, Adelphia has agreed to transfer to TW NY and Comcast the assets related to the cable systems that are nominally owned by the Rigas Co-Borrowing Entities and are managed by the Company (such Rigas Co-Borrowing Entities are herein referred to as the "Managed Cable Entities"). Pursuant to the Forfeiture Order, all right, title and interest of the Rigas Family and Rigas Family Entities in the Rigas Co-Borrowing Entities (other than Coudersport and Bucktail) have been forfeited to the United States. Pursuant to the Non-Prosecution Agreement, the Company expects to obtain ownership (subject to completion of forfeiture proceedings before a federal judge to determine if there are any superior claims) of all of the Rigas Co-Borrowing Entities other than two small entities (Coudersport and Bucktail) and, accordingly, Adelphia expects to be able to transfer to TW NY and Comcast the assets of the Managed Cable Entities (other than Coudersport and Bucktail) as part of the Sale Transaction. If the Company is unable to transfer all of the assets of the Managed Cable Entities to Comcast and TW NY at the closing of the Sale Transaction, the initial purchase price payable by Comcast and by TW NY would be reduced by an aggregate amount of up to $600,000,000 and $390,000,000, respectively, but would become payable to the extent such assets are transferred to Comcast or TW NY within 15 months of the closing. Adelphia believes that the failure to transfer the assets of Coudersport and Bucktail to TW NY and Comcast will result in an aggregate purchase price reduction of approximately $23,000,000, reflecting a reduction to the purchase price payable by TW NY of approximately $15,000,000 and by Comcast of approximately $8,000,000.

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

        The closing under each purchase agreement is also conditioned on a contemporaneous closing under the other purchase agreement. However, pursuant to a letter agreement dated as of April 20, 2005, and the asset purchase agreement between Adelphia and TW NY, TW NY has agreed to purchase the cable operations of Adelphia that Comcast would have acquired if Comcast's purchase agreement is terminated prior to closing as a result of the failure to obtain FCC or applicable antitrust approvals (the "Expanded Transaction"). In such event, and assuming TW NY received such approvals, TW NY will pay the $3.5 billion purchase price to have been paid by Comcast, less Comcast's allocable share of the liabilities of Century-TCI, Parnassos and Western NY Cablevision, which shall not be less than $549,000,000 or more than $600,000,000. Consummation of the Sale Transaction, however, is not subject to the consummation of the agreement by TWC, Comcast and certain of their affiliates to swap certain cable systems and unwind Comcast's investments in TWC and TWE, as described above. There is no assurance that TW NY would be able to obtain the required FCC or applicable antitrust approvals for the transaction contemplated by the letter agreement.

        The purchase agreements with TW NY and Comcast contain certain termination rights for Adelphia, TW NY and Comcast, and further provide that, upon termination of the purchase agreements under specified circumstances, Adelphia may be required to pay TW NY a termination fee of approximately $353,000,000 and Comcast a termination fee of $87,500,000.

        As described above, on November 8, 2005, the Debtors filed the Plan and the Disclosure Statement with the Bankruptcy Court that reflects the terms of the Sale Transaction. Certain fees are due to the Company's financial advisors upon successful completion of a sale, which are calculated as a percentage (0.11% to 0.20%) of the sale value. Additional fees may be payable depending on the outcome of the sales process. Such fees cannot be determined until the closing of the Sale Transaction.

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

  •
  consummate the Plan.

        To complete these steps, the Bankruptcy Court must first hold a hearing to determine if the Disclosure Statement contains adequate information; the hearing to approve the Disclosure Statement commenced on October 27, 2005 and is ongoing. Second, the Bankruptcy Court must find that the Disclosure Statement contains adequate information and the Debtors must solicit the acceptance of the Plan. Third, before it can issue a confirmation order, the Bankruptcy Court must find that either each class of impaired claims or equity interests has accepted the Plan or the Plan meets the requirements of the Bankruptcy Code to confirm the Plan over the objections of dissenting classes. In addition, the Bankruptcy Court must find that the Plan meets certain other requirements specified in the Bankruptcy Code. The Debtors expect to file revised versions of the Plan and Disclosure Statement prior to confirmation of the Plan by the Bankruptcy Court.

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

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

        The ultimate amount of the Debtors' liabilities will be determined during the Debtors' claims resolution process. The Bankruptcy Court established a bar date of January 9, 2004 for filing proofs of claim against the Debtors' estates. A bar date is the date by which proofs of claim must be filed if a claimant disagrees with how its claim appears on the Debtors' Schedules of Liabilities. However, under certain limited circumstances, claimants may file proofs of claims after the bar date. As of the bar date, approximately 17,000 proofs of claim asserting in excess of $3.2 trillion in claims were filed and, as of October 31, 2005, approximately 18,000 proofs of claim asserting approximately $3.8 trillion in claims were filed, in each case including duplicative claims, but excluding any estimated amounts for unliquidated claims. The aggregate amount of claims filed with the Bankruptcy Court far exceeds the Debtors' estimate of ultimate liability. The Debtors currently are in the process of reviewing, analyzing and reconciling the scheduled and filed claims. At present, the allowed amounts of such claims are not determinable, and the Debtors expect that the claims resolution process will take significant time to complete. As the amounts of the allowed claims are determined, adjustments will be recorded in liabilities subject to compromise and reorganization expenses due to bankruptcy.

        The Debtors have filed numerous omnibus objections that address $3.7 trillion in claims, consisting primarily of duplicative claims. Certain claims addressed in such objections were either: (i) reduced and allowed; (ii) disallowed and expunged; or (iii) subordinated by orders of the Bankruptcy Court. A hearing on certain claims objections is also scheduled for December 6, 2005. Certain other objections have been adjourned to allow the parties to continue to reconcile such claims. Additional omnibus objections may be filed as the claims resolution process continues.

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

Exit Financing Commitment

        On February 25, 2004, Adelphia executed a commitment letter and certain related documents pursuant to which a syndicate of financial institutions committed to provide to the Debtors up to $8,800,000,000 in exit financing. Following the Bankruptcy Court's approval on June 30, 2004 of the exit financing commitment, the Company paid the exit lenders a nonrefundable fee of $10,000,000 and reimbursed the exit lenders for certain expenses they had incurred through the date of such approval, including certain legal expenses. In light of the agreements with TW NY and Comcast, on April 25, 2005, the Company informed the exit lenders of its election to terminate the exit financing commitment, which termination became effective on May 9, 2005. As a result of the termination, the Company recorded a charge of $58,267,000 during the second quarter of 2005, which represents previously unpaid commitment fees of $45,428,000, the nonrefundable fee of $10,000,000 and certain other expenses. Such charge is reflected in interest expense in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2005.

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

	September 30, 2005	December 31, 2004
Parent and subsidiary debt	$11,560,684	$11,560,684
Parent and subsidiary debt under co-borrowing credit facilities	4,576,375	4,576,375
Accounts payable	945,927	954,858
Accrued liabilities	1,234,253	1,240,237
Series B Preferred Stock	148,794	148,794

Liabilities subject to compromise	$18,466,033	$18,480,948

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

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

        Following is a reconciliation of the changes in liabilities subject to compromise for the period from December 31, 2004 through September 30, 2005 (amounts in thousands):

Balance at December 31, 2004	$18,480,948
Settlements	(15,761)
Contract rejections	846

Balance at September 30, 2005	$18,466,033

        The amounts presented as liabilities subject to compromise may be subject to future adjustments depending on Bankruptcy Court actions, completion of the reconciliation process with respect to disputed claims, determinations of the secured status of certain claims, the value of any collateral securing such claims or other events. Such adjustments may be material to the amounts reported as liabilities subject to compromise.

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

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Professional fees	$22,239	$18,659	$63,291	$60,646
Contract rejections	587	470	846	2,013
Interest earned during reorganization	(2,790)	(748)	(7,338)	(2,096)
Settlements and other	1,194	1,331	(3,995)	(1,081)

Reorganization expenses due to bankruptcy	$21,230	$19,712	$52,804	$59,482

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

Condensed Financial Statements of Debtors

        The Debtors' condensed consolidated balance sheets as of the indicated dates are as follows (amounts in thousands):

	September 30, 2005	December 31, 2004
Assets:
Total current assets	$659,209	$624,572
Property and equipment, net	4,240,114	4,323,142
Intangible assets, net	7,075,738	7,174,967
Other noncurrent assets	1,089,393	406,414

Total assets	$13,064,454	$12,529,095

Liabilities and Stockholders' Deficit:
Liabilities:
Other current liabilities	$675,259	$755,512
Current portion of parent and subsidiary debt	810,904	667,605
Total noncurrent liabilities	924,774	843,274
Liabilities subject to compromise	18,466,033	18,480,948

Total liabilities	20,876,970	20,747,339

Minority's interest	76,461	79,142
Stockholders' deficit:
Series preferred stock	397	397
Common stock	2,548	2,548
Additional paid-in capital	9,565,470	9,566,968
Accumulated other comprehensive income, net	42	826
Accumulated deficit	(17,429,497)	(17,059,560)
Treasury stock, at cost	(27,937)	(27,937)

	(7,888,977)	(7,516,758)
Amounts due from the Rigas Family and Rigas Family Entities, net	—	(780,628)

Total stockholders' deficit	(7,888,977)	(8,297,386)

Total liabilities and stockholders' deficit	$13,064,454	$12,529,095

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

        The Debtors' condensed consolidated statements of operations for the indicated periods are as follows (amounts in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenue	$1,033,291	$989,380	$3,094,590	$2,930,596
Costs and expenses:
Direct operating and programming	649,510	642,949	1,909,055	1,896,831
Selling, general and administrative	84,843	77,302	244,794	242,494
Investigation, re-audit and sale transaction costs	14,841	23,229	52,704	71,848
Depreciation	183,745	235,325	578,352	703,528
Amortization	31,394	38,690	102,101	112,018
Impairment of long-lived assets	12,426	77,751	12,426	77,751
Provision for uncollectible amounts due from the Rigas Family and Other Rigas Entities	—	—	13,338	—
Gain on dispositions of long-lived assets	—	—	(5,954)	(4,778)

Total costs and expenses	976,759	1,095,246	2,906,816	3,099,692

Operating income (loss)	56,532	(105,866)	187,774	(169,096)
Interest expense, net of amounts capitalized	(132,200)	(95,152)	(429,010)	(279,796)
Other income (expense), net	(3,110)	168	24,290	(424,445)
Reorganization expenses due to bankruptcy	(21,230)	(19,712)	(52,804)	(59,482)
Income tax (expense) benefit	(38,500)	(36,163)	(101,900)	13,991
Share of earnings (losses) of equity affiliates, net	390	(2,396)	(967)	(4,853)
Minority's interest in loss of subsidiary	1,297	4,590	2,680	13,956

Loss from continuing operations before cumulative effect of accounting change	(136,821)	(254,531)	(369,937)	(909,725)
Loss from discontinued operations	—	—	—	(571)

Loss before cumulative effect of accounting change	(136,821)	(254,531)	(369,937)	(910,296)
Cumulative effect of accounting change	—	—	—	(262,847)

Net loss	$(136,821)	$(254,531)	$(369,937)	$(1,173,143)

        Following is the condensed consolidated cash flow data for the Debtors for the indicated periods (amounts in thousands):

	Nine months ended September 30,
	2005	2004
Net cash provided by (used in):
Operating activities	$415,143	$245,037
Investing activities	$(521,849)	$(549,891)
Financing activities	$94,390	$295,733

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

        As of June 8, 2005, the Company is no longer the primary beneficiary of Coudersport and Bucktail. Accordingly, the Company ceased to consolidate Coudersport and Bucktail under FIN 46-R and recorded a net charge of $12,964,000 in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2005. Such charge is included as a component of the net benefit from the settlement with the Rigas Family and Other Rigas Entities (see Note 4).

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
(Debtors-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

Note 4: Transactions with the Rigas Family and Other Rigas Entities

        In addition to the Rigas Co-Borrowing Entities discussed in Note 3, prior to May 2002, the Company had significant involvement, directly or indirectly, with the Rigas Family and Other Rigas Entities. The following table shows the amounts due from the Rigas Family and Other Rigas Entities, net of the allowance for uncollectible amounts, at December 31, 2004 (amounts in thousands):

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

        In connection with the Government Settlement Agreements, equity ownership of the Rigas Co-Borrowing Entities (other than Coudersport and Bucktail), debt and equity securities of the Company, and certain real estate were forfeited by the Rigas Family and the Rigas Family Entities and are expected to be conveyed to the Company (subject to completion of forfeiture proceedings before a federal judge to determine if there are any superior claims). In conjunction with the June 2005 forfeiture, the Company recorded the settlement proceeds at their fair value. The fair value of the debt and equity securities and real estate was $34,629,000 as of the date of the Forfeiture Order. An additional impairment of $9,500,000 was recognized by the Company during the three months ended September 30, 2005 due to a further decline in the fair value of the securities. Such impairment is included in other income (expense), net in the accompanying condensed consolidated statements of operations during the three and nine months ended September 30, 2005. The adjusted fair value of the debt and equity securities and real estate was $25,129,000 as of September 30, 2005 and this amount has been reflected as a current asset in the accompanying condensed consolidated balance sheet as of September 30, 2005. The Company has determined that the equity interests it expects to receive in the Rigas Co-Borrowing Entities have nominal value as the liabilities of these entities significantly exceed the fair value of their assets. As discussed in Note 3, the assets and liabilities of the Rigas Co-Borrowing Entities have been included in the Company's consolidated financial statements since January 1, 2004.

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

        During 2004 and 2003, various stipulations and orders were approved by the Bankruptcy Court that caused the Managed Cable Entities to pay approximately $28,000,000 of legal defense costs on behalf of certain members of the Rigas Family. During the nine months ended September 30, 2004, $17,000,000 of such defense costs have been included in investigation, re-audit and sale transaction costs in the accompanying condensed consolidated statements of operations.

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

        The Company recognized a net benefit from the settlement with the Rigas Family and Other Rigas Entities in June 2005 and has included such net benefit in other income (expense), net in the condensed consolidated statement of operations for the nine months ended September 30, 2005, as follows (amounts in thousands):

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

	September 30, 2005	December 31, 2004
Parent and subsidiary debt:
Secured:
Second Extended DIP Facility (a)	$789,352	$627,176
Capital lease obligations	21,545	39,657
Unsecured other subsidiary debt	298	912

Parent and subsidiary debt	$811,195	$667,745

Liabilities subject to compromise:
Parent debt — unsecured: (b)
Senior notes	$4,767,565	$4,767,565
Convertible subordinated notes (c)	1,992,022	1,992,022
Senior debentures	129,247	129,247
Pay-in-kind notes	31,847	31,847

Total parent debt	6,920,681	6,920,681

Subsidiary debt:
Secured:
Notes payable to banks	2,240,313	2,240,313
Unsecured:
Senior notes	1,105,538	1,105,538
Senior discount notes	342,830	342,830
Zero coupon senior discount notes	755,031	755,031
Senior subordinated notes	208,976	208,976
Other subsidiary debt	121,523	121,523

Total subsidiary debt	4,774,211	4,774,211

Deferred financing fees	(134,208)	(134,208)

Parent and subsidiary debt before Co-Borrowing Facilities (Note 2)	$11,560,684	$11,560,684

Co-Borrowing Facilities (d) (Note 2)	$4,576,375	$4,576,375

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

        On March 9, 2005, certain Loan Parties cash collateralized certain letters of credit outstanding under the Second Extended DIP Facility in connection with the consummation of certain asset sales. On May 27, 2005 and July 6, 2005, certain Loan Parties made mandatory prepayments of principal on the Second Extended DIP Facility in connection with the consummation of certain asset sales. As a result, the total commitment of the entire Second Extended DIP Facility was reduced to $1,272,891,000, with the total commitment of the Tranche A Loan being reduced to $773,559,000. As of September 30, 2005, $290,020,000 under the Tranche A Loan has been drawn and letters of credit totaling $87,017,000 have been issued under the Tranche A Loan, leaving availability of $396,522,000 under the Tranche A Loan. Furthermore, as of September 30, 2005, the entire $499,332,000 under the Tranche B Loan has been drawn.

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

(c) Convertible Subordinated Notes

        At September 30, 2005 and December 31, 2004, the convertible subordinated notes included: (i) $1,029,876,000 aggregate principal amount of 6% convertible subordinated notes; (ii) $975,000,000 aggregate principal amount of 3.25% convertible subordinated notes; and (iii) unamortized discounts aggregating $12,854,000. Other Rigas Entities hold $167,376,000 aggregate principal amount of the 6% notes and $400,000,000 aggregate principal amount of the 3.25% notes. The terms of the 6% notes and 3.25% notes provide for the conversion of such notes into Class A Common Stock (Class B Common Stock in the case of notes held by the Other Rigas Entities) at the option of the holder any time prior to maturity at an initial conversion price of $55.49 per share and $43.76 per share, respectively.

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

(d) Co-Borrowing Facilities

        The Co-Borrowing Facilities represent the aggregate amount outstanding pursuant to three separate Co-Borrowing Facilities dated May 6, 1999, April 14, 2000 and September 28, 2001. Each co-borrower is jointly and severally liable for the entire amount of the indebtedness under the applicable Co-Borrowing Facility regardless of whether that co-borrower actually borrowed that amount under such Co-Borrowing Facility. All amounts outstanding under Co-Borrowing Facilities at September 30, 2005 represent pre-petition liabilities of the Debtors and have been classified as liabilities subject to compromise in the accompanying condensed consolidated balance sheets. Collection of amounts outstanding under the Co-Borrowing Facilities from the Rigas Co-Borrowing Entities has not been stayed and actions may be taken to collect such borrowings from the Rigas Co-Borrowing Entities.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

        The table below sets forth amounts outstanding for the Co-Borrowing Facilities at September 30, 2005 and December 31, 2004 (amounts in thousands):

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

Interest Rate Derivative Agreements

        At the Petition Date, all of the Company's derivative financial instruments had been settled or have since been settled except for one fixed rate swap, one variable rate swap and one interest rate collar, which remain outstanding at September 30, 2005. As the settlement of the remaining derivative financial instruments will be determined by the Bankruptcy Court, the $3,486,000 fair value of the liability associated with the derivative financial instruments at the Petition Date has been classified as a liability subject to compromise in the accompanying condensed consolidated balance sheets.

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

        Selected financial information concerning the Company's current operating segments is presented below for the indicated periods (amounts in thousands):

	Cable	Corporate and other	Eliminations	Total
Operating and Capital Expenditure Data:
Three months ended September 30, 2005
Revenue	$1,086,684	$1,884	$—	$1,088,568
Operating income (loss)	67,635	(14,342)	—	53,293
Capital expenditures	183,747	11,374	—	195,121
Three months ended September 30, 2004
Revenue	$1,031,777	$9,589	$—	$1,041,366
Operating loss	(94,744)	(13,217)	—	(107,961)
Capital expenditures	181,402	28,133	—	209,535
Nine months ended September 30, 2005
Revenue	$3,248,627	$12,166	$—	$3,260,793
Operating income (loss)	251,078	(51,668)	—	199,410
Capital expenditures	510,538	22,774	—	533,312
Nine months ended September 30, 2004
Revenue	$3,054,424	$30,742	$—	$3,085,166
Operating loss	(138,389)	(40,899)	—	(179,288)
Capital expenditures	590,850	52,510	—	643,360
Balance Sheet Information:
Total assets
As of September 30, 2005	$12,501,730	$3,383,437	$(3,022,730)	$12,862,437
As of December 31, 2004	12,583,861	4,889,909	(4,375,582)	13,098,188

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

        The Company did not derive more than 10% of its revenue from any one customer during the three months and nine months ended September 30, 2005 and 2004. The Company's long-lived assets related to its foreign operations and investments were $9,393,000 and $6,394,000, as of September 30, 2005 and December 31, 2004, respectively. The Company's revenue related to its foreign operations was $4,706,000 and $3,048,000 during the three months ended September 30, 2005 and 2004, respectively, and $13,362,000 and $9,238,000 during the nine months ended September 30, 2005 and 2004, respectively. The Company's assets and revenue related to its foreign operations and investments were not significant to the Company's financial position or results of operations, respectively, during any of the periods presented.

Note 7: Comprehensive Income (Loss)

        The Company's comprehensive income (loss), net of tax, for the indicated periods was as follows (amounts in thousands):

	Three Months Ended September 30,		Nine months Ended September 30,
	2005	2004	2005	2004
Net income (loss)	$(146,558)	$(260,797)	$61,738	$(1,784,585)
Other comprehensive income (loss):
Foreign currency translation adjustments	1,212	(842)	(6,421)	(3,725)
Unrealized gains (losses) on securities, net of tax	(14)	(29)	784	399

Other comprehensive income (loss), net of tax	1,198	(871)	(5,637)	(3,326)

Comprehensive income (loss), net	$(145,360)	$(261,668)	$56,101	$(1,787,911)

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

        The Company has presented the transferred CLEC Market Assets as discontinued operations in the accompanying condensed consolidated financial statements for the nine months ended September 30, 2004.

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

Letters of Credit

        The Company has issued standby letters of credit for the benefit of franchise authorities and other parties, most of which have been issued to an intermediary surety bonding company. All such letters of credit will expire when the Second Extended DIP Facility expires, unless adequately collateralized. Unless otherwise amended or extended, the Second Extended DIP Facility will expire no later than March 31, 2006. At September 30, 2005, the aggregate principal amount of letters of credit issued by the Company was $87,907,000, of which $87,017,000 was issued under the Second Extended DIP Facility and $890,000 was collateralized by cash. Letters of credit issued under the DIP facilities reduce the amount that may be borrowed under the DIP facilities.

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

        The Company's contribution to the Restitution Fund will consist of stock, future proceeds of litigation and, assuming consummation of the Sale Transaction (or another sale generating cash of at least $10 billion), cash. In the event of a sale generating both stock and at least $10 billion in cash, as contemplated in the Sale Transaction, the components of the Company's contribution to the Restitution Fund will consist of $600,000,000 in cash and stock (with at least $200,000,000 in cash) and 50% of the first $230,000,000 of future proceeds, if any, from certain litigation against third parties who injured the Company. If, however, the Sale Transaction (or another sale) is not consummated and instead the Company emerges from bankruptcy as an independent entity, the $600,000,000 payment by the Company will consist entirely of stock in the reorganized Adelphia. Unless extended on consent of the U.S. Attorney and the SEC, which consent may not be unreasonably withheld, the Company must make these payments on or before the earlier of: (i) October 15, 2006; (ii) 120 days after confirmation of a stand-alone plan of reorganization; or (iii) seven days after the first distribution of stock or cash to creditors under any plan of reorganization. The Company recorded charges of $425,000,000 and $175,000,000 during 2004 and 2002, respectively, related to the Non-Prosecution Agreement. The $425,000,000 charge is reflected in other income (expense), net in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2005.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

        The U.S. Attorney agreed: (i) not to prosecute Adelphia or specified subsidiaries of Adelphia for any conduct (other than criminal tax violations) related to the Rigas Criminal Action (defined below) or the allegations contained in the SEC Civil Action; (ii) not to use information obtained through the Company's cooperation with the U.S. Attorney to criminally prosecute the Company for tax violations; and (iii) to convey to the Company all of the Rigas Co-Borrowing Entities forfeited by the Rigas Family and Rigas Family Entities, certain specified real estate forfeited by the Rigas Family and any securities of the Company that were directly or indirectly owned by the Rigas Family prior to forfeiture. The U.S. Attorney agreed with the Rigas Family not to require forfeiture of Coudersport and Bucktail (which together served approximately 5,000 subscribers (unaudited) as of the date of the Forfeiture Order). A condition precedent to the Company's obligation to make the contribution to the Restitution Fund described in the preceding paragraph is the Company's receipt of title to the Rigas Co-Borrowing Entities, certain specified real estate and any securities described above, forfeited by the Rigas Family and Rigas Family Entities, free and clear of all liens, claims, encumbrances, or adverse interests. The forfeited Rigas Co-Borrowing Entities, anticipated to be conveyed to the Company (subject to completion of forfeiture proceedings before a federal judge to determine if there are any superior claims), represent the overwhelming majority of the Rigas Co-Borrowing Entities' subscribers and value.

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

        On April 25, 2005, Adelphia and the Rigas Family entered into a settlement agreement with respect to the Rigas Civil Action (the "Adelphia-Rigas Settlement Agreement"), pursuant to which Adelphia agreed, among other things: (i) to pay $11,500,000 to a legal defense fund for the benefit of the Rigas Family; (ii) to provide management services to Coudersport and Bucktail for an interim period ending no later than December 31, 2005 ("Interim Management Services"); (iii) to indemnify Coudersport and Bucktail, and the Rigas Family's (other than the Excluded Parties') interest therein, against claims asserted by the lenders under the Co-Borrowing Facilities with respect to such indebtedness up to the fair market value of those entities (without regard to their obligations with respect to such indebtedness); (iv) to provide certain members of the Rigas Family with certain indemnities, reimbursements or other protections in connection with certain third party claims arising out of Company litigation, and in connection with claims against certain members of the Rigas Family by any of the Tele-Media Joint Ventures or Century/ML Cable; and (v) within ten business days of the date on which the Forfeiture Order is entered, dismiss the Rigas Civil Action except for claims against the Excluded Parties. The Rigas Family agreed: (i) to make certain tax elections, under certain circumstances, with respect to the Rigas Co-Borrowing Entities (other than Coudersport and Bucktail); (ii) to pay Adelphia five percent of the gross operating revenue of Coudersport and Bucktail for the Interim Management Services; and (iii) to offer employment to certain Coudersport and Bucktail employees on terms and conditions that, in the aggregate, are no less favorable to such employees (other than any employees who were expressly excluded by written notice to Adelphia received by July 1, 2005) than their terms of employment with the Company.

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

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

        In June 2005, the Company paid and expensed $11,500,000 in legal defense costs (see Note 4). The Adelphia-Rigas Settlement Agreement releases the Company from further obligation to provide funding for legal defense costs for the Rigas Family.

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

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

        Pursuant to the Forfeiture Order, all right, title and interest of the Rigas Family and Rigas Family Entities in the Rigas Co-Borrowing Entities (other than Coudersport and Bucktail), certain specified real estate and any securities of the Company were forfeited to the United States on June 8, 2005, and such assets and securities are expected to be conveyed to the Company (subject to completion of forfeiture proceedings before a federal judge to determine if there are any superior claims) pursuant to the Non-Prosecution Agreement. On August 19, 2005, the Company filed a petition with the District Court seeking an order conveying title to these assets and securities to the Company. On October 13, 2005, a petition was filed by a lending bank asserting an interest in one of the Rigas Co-Borrowing Entities for the exclusive purpose, according to the petition, of protecting against the contingency that the Bankruptcy Court approval of certain settlement agreements is overturned on appeal. A status report from the government to the District Court regarding the forfeiture proceedings was filed on November 4, 2005, in which the government informed the District Court that it would file another status report on January 6, 2006. See Note 4 for additional information.

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

        In March 2000, ML Media brought suit against Century, Adelphia and Arahova in the Supreme Court of the State of New York, seeking, among other things: (i) the dissolution of Century/ML Cable and the appointment of a receiver to sell Century/ML Cable's assets; (ii) if no receiver was appointed, an order authorizing ML Media to conduct an auction for the sale of Century/ML Cable's assets to an unrelated third party and enjoining Adelphia from interfering with or participating in that process; (iii) an order directing the defendants to comply with the Century/ML Cable joint venture agreement with respect to provisions relating to governance matters and the budget process; and (iv) compensatory and punitive damages. The parties negotiated a consent order that imposed various consultative and reporting requirements on Adelphia and Century as well as restrictions on Century's ability to make capital expenditures without ML Media's approval. Adelphia and Century were held in contempt of that order in early 2001.

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

        On or about December 13, 2002, Adelphia moved to dismiss the adversary proceeding on several bases, including that the complaint fails to state a claim for which relief can be granted and that the matters alleged therein should be resolved in the claims process. The Bankruptcy Court granted Adelphia's motion to dismiss and dismissed the adversary proceeding on May 3, 2005. In the Bankruptcy Court, Mr. Dibbern has also objected to the provisional disallowance of his proofs of claim which comprised a portion of the Bankruptcy Court's May 3, 2005 order. Mr. Dibbern appealed the May 3, 2005 order dismissing his claims to the District Court. In an August 30, 2005 decision, the District Court affirmed the dismissal of Mr. Dibbern's claims for violation of the Pennsylvania Consumer Protection Law, a constructive trust and an accounting, but reversed the dismissal of Mr. Dibbern's breach of contract, fraud and unjust enrichment claims. These three claims will proceed in the Bankruptcy Court. Adelphia filed its answer on October 14, 2005.

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

        Pursuant to a stipulation dated July 2, 2003, among the Debtors, the Creditors' Committee and the Equity Committee, the parties agreed, subject to approval by the Bankruptcy Court, that the Creditors' Committee would have derivative standing to file and prosecute claims against the pre-petition lenders, on behalf of the Debtors, and granted the Equity Committee leave to seek to intervene in any such action. This stipulation also preserves the Company's ability to compromise and settle the claims against the pre-petition lenders. By motion dated July 6, 2003, the Creditors' Committee moved for Bankruptcy Court approval of this stipulation and simultaneously filed a complaint (the "Bank Complaint") against the agents and lenders under certain pre-petition credit facilities, and related entities, asserting, among other things, that these entities knew of, and participated in, the alleged improper actions by certain members of the Rigas Family and Rigas Family Entities (the "Pre-petition Lender Litigation"). The Debtors are nominal plaintiffs in this action.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

        The Bank Complaint contains 52 claims for relief to redress the claimed wrongs and abuses committed by the agents, lenders and other entities. The Bank Complaint seeks to, among other things: (i) recover as fraudulent transfers the principal and interest paid by the Company to the defendants; (ii) avoid as fraudulent obligations the Company's obligations, if any, to repay the defendants; (iii) recover damages for breaches of fiduciary duties to the Company and for aiding and abetting fraud and breaches of fiduciary duties by the Rigas Family; (iv) equitably disallow, subordinate or recharacterize each of the defendants' claims in the Chapter 11 Cases; (v) avoid and recover certain allegedly preferential transfers made to certain defendants; and (vi) recover damages for violations of the Bank Holding Company Act. Numerous motions seeking to defeat the Pre-petition Lender Litigation were filed by the defendants and the Bankruptcy Court held a hearing on such issues. The Equity Committee has filed a motion seeking authority to bring an intervenor complaint (the "Intervenor Complaint") against the defendants seeking to, among other things, assert additional contract claims against the investment banking affiliates of the agent banks and claims under the RICO Act against various defendants.

        On October 3 and November 7, 2003, certain of the defendants filed both objections to approval of the stipulation and motions to dismiss the bulk of the claims for relief contained in the Bank Complaint and the Intervenor Complaint. The Bankruptcy Court heard oral argument on these objections and motions on December 20 and 21, 2004. In a memorandum decision dated August 30, 2005, the Bankruptcy Court granted the motions of both the Creditors' Committee and the Equity Committee for standing to prosecute these claims and denied the objections. Subsequent to issuance of this decision, several defendants filed, among other things, motions to withdraw the reference for the Pre-petition Lender Litigation from the Bankruptcy Court to the District Court. These motions are currently pending.

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

        Arahova Motions.    Substantial disputes exist between creditors of different Debtors that principally affect the recoveries to the holders of certain notes due September 15, 2007 issued by FrontierVision Holdings, L.P., an indirect subsidiary of Adelphia, and the creditors of Arahova and Adelphia (the "Inter-Creditor Dispute"). On November 7, 2005, the Arahova Noteholders' Committee filed four emergency motions for relief with the Bankruptcy Court seeking, among other things, to (i) appoint a trustee for Arahova and its subsidiaries (collectively, the "Arahova Debtors") who may not receive payment in full under the Plan or, alternatively, appoint independent officers and directors, with the assistance of separately retained counsel, to represent the Arahova Debtors in connection with the Inter-Creditor Dispute, (ii) disqualify Willkie Farr & Gallagher LLP from representing the Arahova Debtors in the Chapter 11 Cases and the Debtors with respect to the Inter-Creditor Dispute, (iii) terminate the exclusive periods during which the Arahova Debtors may file and solicit acceptances of a chapter 11 plan and related disclosure statement (the previous three motions, the "Arahova Emergency Motions"), and (iv) authorize the Arahova Noteholders' Committee to file confidential supplements containing certain information. The Arahova Noteholders' Committee has requested that the Bankruptcy Court consider these motions on an expedited basis. At an on the record, in camera chambers conference held before the Bankruptcy Court on November 10, 2005, the Bankruptcy Court indicated that it would schedule a hearing on the Arahova Emergency Motions for approximately 45 days from the date of the chambers conference.

        The Company cannot predict the outcome of these legal proceedings or estimate the possible effects on the financial condition or results of operations of the Company. However, the appointment of a Chapter 11 trustee pursuant to the request by the Arahova Noteholders' Committee, or a request by another party in interest, may lead to a default under the Second Extended DIP Facility, may prevent consummation of the Sale Transaction and would give TW NY and Comcast the right to terminate the Sale Transaction asset purchase agreements.

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

Note 10: Other Financial Information

Supplemental Cash Flow Information

        The table below sets forth the Company's supplemental cash flow information (amounts in thousands):

	Nine months ended September 30,
	2005	2004
Cash paid for interest	$454,369	$284,865
Capitalized interest	$(7,781)	$(7,800)

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

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net income (loss) — as reported	$(146,558)	$(260,797)	$61,738	$(1,784,585)
Deduct compensation expense determined under fair value method, net of taxes of $0 for all periods	(29)	(41)	(91)	(129)

Pro forma net income (loss)	$(146,587)	$(260,838)	$61,647	$(1,784,714)

Income (loss) per Class A common share:
Basic — as reported	$(0.58)	$(1.04)	$0.24	$(7.06)

Diluted — as reported	$(0.58)	$(1.04)	$0.18	$(7.06)

Basic — pro forma	$(0.58)	$(1.04)	$0.24	$(7.06)

Diluted — pro forma	$(0.58)	$(1.04)	$0.18	$(7.06)

Income (loss) per Class B common share:
Basic — as reported	$(0.58)	$(1.04)	$0.23	$(7.06)

Diluted — as reported	$(0.58)	$(1.04)	$0.17	$(7.06)

Basic — pro forma	$(0.58)	$(1.04)	$0.23	$(7.06)

Diluted — pro forma	$(0.58)	$(1.04)	$0.17	$(7.06)

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

        Diluted EPS of Class A and Class B Common Stock considers the potential impact of dilutive securities. For the three months ended September 30, 2005 and throughout 2004, the inclusion of potential common shares would have had an anti-dilutive effect.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

        The potential common shares at September 30, 2005 and 2004 consist of Adelphia's 5 1/2% Series D Convertible Preferred Stock, Series E Preferred Stock, Series F Preferred Stock, 6% subordinated convertible notes, 3.25% subordinated convertible notes and stock options. As a result of the filing of the Debtors' Chapter 11 Cases, Adelphia, as of the Petition Date, discontinued accruing dividends on all of its outstanding preferred stock and has excluded those dividends from the diluted EPS calculations. The debt instruments are convertible into shares of Class A and Class B Common Stock. The preferred securities and stock options are convertible into Class A Common Stock. The basic and diluted weighted average shares outstanding used for EPS computations for the periods presented are as follows:

	Three months ended September 30, 2005	Nine months ended September 30, 2005	Three and nine months ended September 30, 2004
Basic weighted average shares of Class A Common Stock	228,692,414	228,692,414	228,692,414
Potential common shares:
Convertible preferred stock	—	45,924,486	—
Convertible subordinated notes	—	28,683,846	—

Diluted weighted average shares of Class A Common Stock	228,692,414	303,300,746	228,692,414

Basic weighted average shares of Class B Common Stock	25,055,365	25,055,365	25,055,365
Potential common shares:
Convertible subordinated notes	—	12,159,768	—

Diluted weighted average shares of Class B Common Stock	25,055,365	37,215,133	25,055,365

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

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Common stock options	30,448	305,667	187,418	305,667
Convertible preferred stock	45,924,486	45,924,486	—	45,924,486
Convertible subordinated notes	40,843,614	40,843,614	—	40,843,614

Total potential common shares	86,798,548	87,073,767	187,418	87,073,767

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

Intangible Assets

        The carrying value and accumulated amortization of intangible assets are summarized below (amounts in thousands):

	September 30, 2005			December 31, 2004
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Customer relationships and other	$1,638,913	$(1,157,535)	$481,378	$1,674,138	$(1,094,222)	$579,916
Franchise rights			5,440,172			5,464,420
Goodwill			1,634,386			1,628,519

			$7,555,936			$7,672,855

        Goodwill and franchise rights are not amortized as their lives have been determined to be indefinite. Customer relationships represent the value attributed to customer relationships acquired in business combinations and are amortized over a 10-year period. The 2005 decline in customer relationships and other is primarily attributable to the sale of the security monitoring business in February 2005, as further discussed below. Beginning in 2004, the Company began amortizing its customer relationships using the double declining balance method. The new method of amortization was adopted to better recognize the attrition patterns of our customer relationships and has been applied to customer relationships acquired prior to 2004. The application of the new amortization method to customer relationships acquired prior to 2004 resulted in an additional charge of $262,847,000 which has been reflected as a cumulative effect of a change in accounting principle in the accompanying condensed consolidated statements of operations. Amortization of intangible assets aggregated $29,373,000 and $36,320,000 for the three months ended September 30, 2005 and 2004, respectively, and $88,300,000 and $109,024,000 for the nine months ended September 30, 2005 and 2004, respectively.

        The Company, as a result of its annual impairment test, recorded additional impairments of $23,063,000 and $83,349,000 in the three months ended September 30, 2005 and 2004, respectively, related to franchise rights in its cable segment. The impairments were primarily driven by subscriber losses. No events occurred during 2005 or 2004 that would require additional impairment tests to be performed.

        The change in the carrying amount of goodwill, by segment, for the nine months ended September 30, 2005 primarily reflects the Company's May 2005 acquisition of the remaining ownership interests in the Tele-Media JV Entities and the sale of the security monitoring businesses, as follows (amounts in thousands):

	Cable	Corporate and other	Total
Balance at December 31, 2004	$1,624,873	$3,646	$1,628,519
Acquisition of remaining interests in Tele-Media JV Entities	9,761	—	9,761
Sale of security monitoring businesses	—	(3,646)	(3,646)
Other	(248)	—	(248)

Balance at September 30, 2005	$1,634,386	$—	$1,634,386

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

Accrued Liabilities

        The details of accrued liabilities are set forth below (amounts in thousands):

	September 30, 2005	December 31, 2004
Programming costs	$125,707	$106,511
Payroll	92,285	62,591
Franchise fees	50,088	58,178
Interest	46,888	67,671
Other	240,914	240,973

Total	$555,882	$535,924

Tax Matters

        During 2004, the Company re-evaluated the impact on its valuation allowance due to the timing of its reversing temporary differences, including its policy of netting the effect of reversing temporary differences associated with customer relationship intangible assets with intangible assets that have indefinite lives. As a result of this evaluation, the Company changed the expectations for scheduling the expected reversal of its deferred tax liabilities associated with these intangible assets and included, in its income tax benefit for the nine months ended September 30, 2004, a $166,000,000 reduction in the valuation allowances on deferred tax assets related to current expectations for the reversal of its deferred tax liabilities. Income tax expense is primarily derived from the amortization of the portion of the Company's goodwill that is deductible for income tax purposes.

Transactions With Other Officers and Directors

        In a letter agreement between Adelphia and FPL Group, Inc. ("FPL Group") dated January 21, 1999, Adelphia agreed to (i) repurchase 20,000 shares of 8 1/8% Series C Cumulative Preferred Stock ("Series C Preferred Stock") and 1,091,524 shares of Class A Common Stock owned by Telesat Cablevision, Inc., a subsidiary of FPL Group ("Telesat") and (ii) transfer all of the outstanding common stock of West Boca Security, Inc. ("WB Security"), a subsidiary of Olympus Communications, L.P. ("Olympus"), to FPL Group in exchange for FPL Group's 50% voting interest and 1/3 economic interest in Olympus. The Company owned the economic and voting interests in Olympus that were not then owned by FPL Group. At the time this agreement was entered into, Dennis Coyle, then a member of the Adelphia Board of Directors, was the General Counsel and Secretary of FPL Group. WB Security was a subsidiary of Olympus and WB Security's sole asset was a $108,000,000 note receivable (the "WB Note") from a subsidiary of Olympus that was secured by the FPL Group's ownership interest in Olympus and due September 1, 2004. On January 29, 1999, Adelphia purchased all of the aforementioned shares of Series C Preferred Stock and Class A Common Stock described above from Telesat for aggregate cash consideration of $149,213,000, and on October 1, 1999, the Company acquired FPL Group's interest in Olympus in exchange for all of the outstanding common stock of WB Security. The acquired shares of Class A Common Stock are presented as treasury stock in the accompanying condensed consolidated balance sheets. The acquired shares of Series C Preferred Stock were returned to their original status of authorized but unissued. On June 24, 2004, the Creditors' Committee filed an adversary proceeding in the Bankruptcy Court, among other things, to avoid,

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—Continued
(unaudited)

recover and preserve the cash paid by Adelphia pursuant to the repurchase of its Series C Preferred Stock and Class A Common Stock together with all interest paid with respect to such repurchase. A hearing date relating to such adversary proceeding has not yet been set. Interest on the WB Note is calculated at a rate of 6% per annum (or after default at a variable rate of LIBOR plus 5%). FPL Group has the right, upon at least 60 days prior written notice, to require repayment of the principal and accrued interest on the WB Note on or after July 1, 2002. As of September 30, 2005 and December 31, 2004, the aggregate principal and interest due to the FPL Group pursuant to the WB Note was $127,537,000. The Company has not accrued interest on the WB Note for periods subsequent to the Petition Date. To date, the Company has not yet received a notice from FPL Group requiring the repayment of the WB Note.

Sale of Security Monitoring Business

        In November 2004, the Company entered into an asset purchase agreement to sell its security monitoring business in Pennsylvania, Florida and New York. Such sale was approved by the Bankruptcy Court on January 28, 2005. On February 28, 2005, the transaction closed based on a preliminary adjusted purchase price of $40,200,000. The Company recognized a $5,900,000 gain on this transaction during the nine months ended September 30, 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

General

        We are the fifth largest operator of cable systems in the United States. Our operations primarily consist of providing analog and digital cable services, HSI services and other advanced services over our cable systems. These services are generally provided to residential subscribers. At September 30, 2005, our consolidated cable operations served approximately 4,962,000 basic cable subscribers, of which approximately 1,987,000 also received digital cable service. Our consolidated cable systems also provided HSI services to approximately 1,646,000 subscribers at September 30, 2005. With the exception of approximately 55,000 basic cable subscribers that were located in Brazil, all of our consolidated basic cable subscribers at September 30, 2005 were located in the United States. Our domestic consolidated cable operations are located in 31 states, with large clusters in Los Angeles, New England, Western New York, West Palm Beach, Cleveland, Western Pennsylvania, Northern Virginia and Colorado Springs.

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

        The Debtors most recently filed a draft of their proposed Plan and a draft of their related Disclosure Statement with the Bankruptcy Court on November 15, 2005 and November 8, 2005, respectively. The Plan contemplates, among other things, (i) consummation of the Sale Transaction and (ii) distribution of the cash and common stock of TWC received pursuant to the Sale Transaction to the holders of claims against and equity interests in the Debtors in accordance with the Plan. For additional information, see Note 2, "Bankruptcy Proceedings and Sale of Assets of the Company," to the accompanying condensed consolidated financial statements.

        In order to provide liquidity, on August 26, 2002 the Debtors entered into the DIP Facility. On May 10, 2004, the Debtors entered into the First Extended DIP Facility. On February 25, 2005, the Debtors entered into the Second Extended DIP Facility. For additional information, see Note 5, "Debt," to the accompanying condensed consolidated financial statements.

Sale of Assets

        Effective April 20, 2005, we entered into the Sale Transaction. Under the terms of the Sale Transaction, TW NY and Comcast will purchase substantially all of our U.S. assets and assume certain of our liabilities. Upon the closing of the Sale Transaction, Adelphia will receive approximately $12.7 billion in cash and shares of TWC Class A Common Stock, which are expected to represent 16% of the outstanding equity securities of TWC as of the closing and are to be listed on the New York

Stock Exchange. Such percentage: (i) assumes the redemption of Comcast's interest in TWC, the inclusion in the sale to TW NY of all of the cable systems owned by the Riga Co-Borrowing Entities contemplated to be purchased by TW NY pursuant to the Sale Transaction and that there is no Expanded Transaction; and (ii) is subject to adjustment for issuances pursuant to employee stock programs (subject to a cap) and issuances of securities for fair consideration. The purchase price payable by TW NY and Comcast is subject to certain adjustments. TWC, Comcast and certain of their affiliates have also agreed to swap certain cable systems and unwind Comcast's investments in TWC and TWE. Certain fees are due to our financial advisors upon successful completion of a sale, which are calculated as a percentage (0.11% to 0.20%) of the sale value. Additional fees may be payable depending on the outcome of the sales process. Such fees cannot be determined until the closing of the Sale Transaction. The Sale Transaction does not include our interest in our cable system joint venture in Puerto Rico, which Century and ML Media sold to San Juan Cable effective October 31, 2005. For additional information regarding the Sale Transaction, see Note 2, "Bankruptcy Proceedings and Sale of Assets of the Company," to the accompanying condensed consolidated financial statements.

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

        On April 25, 2005, Adelphia and the Rigas Family entered into an agreement to settle the lawsuit against the Rigas Family. The Adelphia-Rigas Settlement Agreement includes, among other things, agreements to pay $11.5 million to a legal defense fund for the benefit of the Rigas Family, which was expensed by the Company in June 2005, and to provide management services to Coudersport and Bucktail for an interim period ending no later than December 31, 2005. The Government Settlement Agreements release us from further obligation to provide funding for legal defense costs for the Rigas Family.

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

        In connection with the Government Settlement Agreements, equity ownership of the Rigas Co-Borrowing Entities (other than Coudersport and Bucktail), debt and equity securities of the

Company, and certain real estate were forfeited by the Rigas Family and Rigas Family Entities and are expected to be conveyed to the Company (subject to completion of forfeiture proceedings before a federal judge to determine if there are any superior claims). In conjunction with the June 2005 forfeiture, we recorded the settlement proceeds at their fair value. We recognized an additional impairment of $9.5 million in other income (expense), net in the accompanying condensed consolidated statements of operations during the three and nine months ended September 30, 2005 due to a further decline in the fair value of the securities. The adjusted fair value of the debt and equity securities and real estate was $25.1 million as of September 30, 2005 and this amount has been reflected as a current asset in the accompanying condensed consolidated balance sheet as of September 30, 2005. We have determined that the equity interests we expect to receive in the Rigas Co-Borrowing Entities have nominal value as the liabilities of these entities significantly exceed the fair value of their assets.

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

        We recognized a net benefit from the settlement with the Rigas Family and Other Rigas Entities in June 2005 and have included such net benefit in other income (expense), net in the condensed consolidated statement of operations for the nine months ended September 30, 2005, as follows (amounts in thousands):

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

Trends

        The following table summarizes our subscribers at September 30, 2005 and 2004, respectively (amounts in thousands):

	September 30,
			% Increase (decrease)
	2005	2004
Basic	4,962	5,170	(4.0%)
Digital	1,987	1,969	0.9
HSI	1,646	1,327	24.0

        We face increasing competition for our video services primarily from direct broadcast satellite operators and for our HSI services from local telephone companies. Competition has put downward pressure on the number of basic subscribers and pricing for certain services. Basic cable subscribers decreased 4.0% at September 30, 2005 as compared to the same period in 2004. In an effort to address the trend of basic subscriber losses, we are increasing our subscriber retention efforts and our emphasis on enhancing and differentiating our video products and services with video on demand, high definition television and digital video recorders. Despite these efforts, we expect to continue to experience a loss of basic cable subscribers.

        Digital cable subscribers increased 0.9% at September 30, 2005 when compared to the same period in 2004. Growth of digital cable subscribers has moderated from that of prior periods. Future growth of our digital cable business is dependent upon our ability to retain our basic subscribers and to successfully market our digital cable services.

        HSI subscribers increased 24.0% at September 30, 2005 when compared to the same period in 2004. We anticipate continued demand for our HSI services. However, as the existing HSI subscriber base grows, we expect the rate of growth will continue to decline.

        We use ARPU as a measure of performance for our business. ARPU represents total revenue for the related period, divided by the number of months in the period, divided by an average of the number of monthly subscribers for the related period.

        The following table summarizes ARPU for selected revenue components:

	Three months ended September 30,			Nine months ended September 30,
			Increase (decrease)			Increase (decrease)
	2005	2004		2005	2004
ARPU:
Video revenue (including digital cable and media services), per basic subscriber	$60.33	$57.01	$3.32	$60.01	$56.24	$3.77

HSI revenue, per HSI subscriber	$38.86	$37.18	$1.68	$39.25	$37.43	$1.82

Total revenue, per basic subscriber	$73.04	$66.77	$6.27	$72.34	$65.31	$7.03

        ARPU for video revenue increased $3.32, or 6%, and $3.77, or 7%, during the three and nine months ended September 30, 2005 as compared to the same periods in 2004, respectively. ARPU for HSI revenue increased $1.68, or 5%, and $1.82, or 5%, during the three and nine months ended September 30, 2005 as compared to the same periods in 2004, respectively. ARPU for total revenue increased $6.27, or 9%, and $7.03, or 11%, during the three and nine months ended September 30, 2005 as compared to the same periods in 2004, respectively. Historically, ARPU for total revenue has been increasing and we expect this trend to continue through 2006.

        Programming costs decreased 1% and increased 1% during the three and nine months ended September 30, 2005, compared to the same periods in 2004, respectively. Although quarterly programming costs have declined, such costs are expected to continue to rise during the next several years, primarily due to the expansion of service offerings and industry-wide programming cost increases (particularly with respect to sports programming), reflecting both inflation-indexed and negotiated license fee increases. To offset these increased costs, we expect to continue to review and adjust, as necessary, the pricing for our services and to seek to create efficiencies in our operations. However, any cost increases that we are not able to pass on to our subscribers through service rate increases would reduce our operating margins unless offset by improved operational efficiencies.

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

        We are attempting to improve our operating results by increasing revenue while containing, and wherever possible, reducing expenses and capital expenditures. Future increases in revenue are dependent on our ability to: (i) increase the penetration of our digital and HSI services; (ii) launch new service offerings; (iii) implement rate increases; and (iv) curtail the loss of basic cable subscribers. We expect to focus on available opportunities to reduce or contain costs for the foreseeable future. Our ability to increase revenue and reduce or contain expenses and capital expenditures may be adversely affected by unfavorable developments in the Chapter 11 proceedings, by the Sale Transaction and by competitive, regulatory, technological and other factors outside of our control. Accordingly, no assurance can be given that we will be able to maintain or improve our operating results in future periods.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

        The following table summarizes the results of operations for the periods presented (dollars in thousands):

	Three months ended September 30,
	2005		2004
	$	% of Revenue	$	% of Revenue
Revenue	$1,088,568	100%	$1,041,366	100%
Costs and expenses:
Direct operating and programming	680,614	63	673,430	65
Selling, general and administrative	90,285	8	82,469	8
Investigation, re-audit and sale transaction costs	15,832	1	23,229	2
Depreciation	193,017	18	246,230	23
Amortization	32,795	3	40,620	4
Impairment of long-lived assets	23,063	2	83,349	8
Gain on disposition of long-lived assets	(331)	—	—	—

Total costs and expenses	1,035,275	95	1,149,327	110

Operating income (loss)	53,293	5	(107,961)	(10)
Other expense, net:
Interest expense, net of amounts capitalized	(138,329)	(13)	(99,456)	(10)
Other income (expense), net	(2,998)	—	438	—

Total other expense, net	(141,327)	(13)	(99,018)	(10)

Loss before reorganization expenses, income taxes, share of earnings (losses) of equity affiliates, minority's interest and discontinued operations	(88,034)	(8)	(206,979)	(20)
Reorganization expenses due to bankruptcy	(21,230)	(2)	(19,712)	(2)
Income tax expense	(38,984)	(4)	(36,300)	(3)
Share of earnings (losses) of equity affiliates, net	393	—	(2,396)	—
Minority's interest in loss of subsidiary	1,297	—	4,590	—

Net loss	$(146,558)	(14)%	$(260,797)	(25)%

        The following is a discussion of our results of operations and includes an analysis of significant changes from historical trends in our results of operations for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004.

Revenue

        Revenue increased $47 million, or 5%, during the three months ended September 30, 2005 as compared to the same period in 2004. The following table summarizes revenue for the periods indicated (dollars in thousands, except ARPU amounts):

	Three months ended September 30,
	2005		2004
	Revenue	% of Revenue	Revenue	% of Revenue	$ Increase (decrease)	% Increase (decrease)
Cable:
Video (including digital)	$838,847	77%	$830,126	79%	$8,721	1%
High speed Internet	185,176	17	142,158	14	43,018	30
Media services	62,661	6	59,493	6	3,168	5

Total cable	1,086,684	100	1,031,777	99	54,907	5
Corporate and other	1,884	—	9,589	1	(7,705)	(80)

Total	$1,088,568	100%	$1,041,366	100%	$47,202	5%

ARPU	$73.04		$66.77		$6.27	9%

        Cable revenue increased $55 million, or 5%, during the three months ended September 30, 2005, as compared to the same period in 2004. The increase in cable revenue was primarily attributable to increased revenue from HSI services, higher rates for basic and expanded basic service tiers, new product offerings and media services. An increase in HSI subscribers accounted for the majority of the increase in HSI revenue. The positive impact of higher rates for basic and expanded basic service tiers was partially offset by a decrease in our basic subscriber base. The increase in media services revenue was attributable to our ability to increase both the average rate received and the volume of advertising sold as a result of an industry wide trend of viewers switching from broadcast to cable, thereby increasing viewership and the advertising population. Subscribers increased 24.0% for HSI services, 0.9% for digital cable and decreased 4.0% for basic cable when comparing subscriber counts at September 30, 2005 to September 30, 2004.

        Corporate and other revenue includes revenue from our security monitoring business and our long-distance telephone resale business. Corporate and other revenue decreased primarily due to the February 2005 sale of substantially all of our security monitoring business.

Direct operating and programming costs

        Direct operating and programming costs increased $7 million, or 1%, during the three months ended September 30, 2005 as compared to the same period in 2004. The following table summarizes direct operating and programming costs for the periods indicated (dollars in thousands):

	Three months ended September 30,
			$ Increase (decrease)	% Increase (decrease)
	2005	2004
Cable:
Programming costs	$289,865	$293,112	$(3,247)	(1%)
Other cable	387,925	375,571	12,354	3

Total cable	677,790	668,683	9,107	1
Corporate and other	2,824	4,747	(1,923)	(41)

Total	$680,614	$673,430	$7,184	1%

        Programming costs consist primarily of costs paid to programmers for the provision of analog, premium and digital channels, video-on-demand and pay-per-view programs. Although rates paid to programming providers generally continue to increase, programming costs decreased $3 million, or 1%, primarily due to continued declines tied to the drop in basic cable subscribers and one-time credits we received from certain regional sports programmers due to the cancellation of the 2004-2005 National Hockey League season.

        Other cable operating costs consist of labor and other costs associated with the provision of cable services to subscribers and the operation and maintenance of our cable systems. Other cable operating costs increased $12 million, or 3%, primarily due to increased maintenance costs, including related material and fuel cost increases, and hurricane activity in our southeast region.

Selling, general and administrative expenses ("SG&A")

        SG&A expenses consist of salaries and benefits, marketing expenses, professional fees, insurance and other general and administrative expenses related to our operations. SG&A expenses increased $8 million, or 9%, during the three months ended September 30, 2005 as compared to the same period in 2004. The increase in SG&A expenses is primarily attributable to increased marketing expenses related to our subscriber retention efforts.

Investigation, re-audit and sale transaction costs

        We have incurred costs that, although not directly related to the Chapter 11 filing, are related to the investigation of the alleged actions of Rigas Management, efforts to comply with applicable laws and regulations and the Sale Transaction. These expenses include re-audit, legal and forensic consulting fees and employee retention costs, and aggregated $16 million and $23 million for the three months ending September 30, 2005 and 2004, respectively. The decrease in these expenses was primarily due to a decline in re-audit related fees, partially offset by an increase in employee retention costs.

Depreciation

        Depreciation expense decreased by $53 million, or 22%, for the three months ended September 30, 2005 as compared to the same period in 2004. The following table summarizes certain components of depreciation expense for the indicated periods (dollars in thousands):

	Three months ended September 30,
			$ Increase (decrease)	% Increase (decrease)
	2005	2004
Cable	$184,254	$237,103	$(52,849)	(22%)
Corporate and other	8,763	9,127	(364)	(4)

Total	$193,017	$246,230	$(53,213)	(22%)

        Cable depreciation expense decreased $53 million for the three months ended September 30, 2005, as compared to September 30, 2004. The decrease reflects the net effect of a decrease in depreciation expense associated with an increase in property and equipment that has become fully depreciated or was retired, partially offset by an increase in depreciation expense due to capital expenditures. The increase in fully depreciated property and equipment was primarily attributable to the 2004 reduction of the useful life used to depreciate standard definition digital set-top boxes.

Impairment of long-lived assets

        As a result of our annual impairment test, we recorded additional impairments of $23 million and $83 million in the three months ended September 30, 2005 and 2004, respectively, related to franchise rights. As discussed in Note 10, "Other Financial Information," to the accompanying condensed consolidated financial statements, the impairments were primarily driven by subscriber losses.

Interest expense, net of amounts capitalized

        Interest expense, net of amounts capitalized, was $138 million for the three months ended September 30, 2005, as compared to $99 million for the same period in 2004, an increase of $39 million. The increase relates to higher average monthly outstanding debt balances and higher average interest rates, partially offset by lower amortization of deferred financing costs in the third quarter of 2005 as compared to 2004. Since the Petition Date, we have been paying or accruing interest only on amounts outstanding under the DIP facilities and the pre-petition credit agreements, including the entire principal balance outstanding under the Co-Borrowing Facilities.

Nine months Ended September 30, 2005 Compared to Nine months Ended September 30, 2004

        The following table summarizes the results of operations for the periods presented (dollars in thousands):

	Nine months ended September 30,
	2005		2004
	$	% of Revenue	$	% of Revenue
Revenue	$3,260,793	100%	$3,085,166	100%
Costs and expenses:
Direct operating and programming	2,001,202	61	1,986,711	64
Selling, general and administrative	261,899	8	256,994	8
Investigation, re-audit and sale transaction costs	54,317	2	89,081	3
Depreciation	606,839	19	735,293	24
Amortization	106,827	3	117,804	4
Impairment of long-lived assets	23,063	1	83,349	3
Provision for uncollectible amounts due from the Rigas Family and Other Rigas Entities	13,338	—	—	—
Gain on disposition of long-lived assets	(6,102)	—	(4,778)	—

Total costs and expenses	3,061,383	94	3,264,454	106

Operating income (loss)	199,410	6	(179,288)	(6)
Other income (expense), net:
Interest expense, net of amounts capitalized	(441,064)	(13)	(293,138)	(9)
Other income (expense), net	457,941	14	(423,435)	(14)

Total other income (expense), net	16,877	1	(716,573)	(23)

Income (loss) before reorganization expenses, income taxes, share of losses of equity affiliates, minority's interest, discontinued operations and cumulative effects of accounting changes	216,287	7	(895,861)	(29)
Reorganization expenses due to bankruptcy	(52,804)	(2)	(59,482)	(2)
Income tax (expense) benefit	(103,450)	(3)	13,855	—
Share of losses of equity affiliates, net	(975)	—	(4,853)	—
Minority's interest in loss of subsidiary	2,680	—	13,956	1

Income (loss) from continuing operations before cumulative effects of accounting changes	61,738	2	(932,385)	(30)
Loss from discontinued operations	—	—	(571)	—
Cumulative effects of accounting changes	—	—	(851,629)	(28)

Net income (loss)	$61,738	2%	$(1,784,585)	(58)%

        The following is a discussion of our results of operations and includes an analysis of significant changes from historical trends in our results of operations for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004.

Revenue

        Revenue increased $176 million, or 6%, during the nine months ended September 30, 2005 as compared to the same period in 2004. The following table summarizes revenue for the periods indicated (dollars in thousands, except ARPU amounts):

	Nine months ended September 30,
	2005		2004
	Revenue	% of Revenue	Revenue	% of Revenue	$ Increase (decrease)	% Increase (decrease)
Cable:
Video (including digital)	$2,530,879	78%	$2,484,671	80%	$46,208	2%
High speed Internet	534,443	16	397,212	13	137,231	35
Media services	183,305	6	172,541	6	10,764	6

Total cable	3,248,627	100	3,054,424	99	194,203	6
Corporate and other	12,166	—	30,742	1	(18,576)	(60)

Total	$3,260,793	100%	$3,085,166	100%	$175,627	6%

ARPU	$72.34		$65.31		$7.03	11%

        Cable revenue increased $194 million, or 6%, during the nine months ended September 30, 2005, as compared to the same period in 2004. The increase in cable revenue was primarily attributable to increased revenue from HSI services, higher rates for basic and expanded basic service tiers, new product offerings and media services. An increase in HSI subscribers accounted for most of the increase in HSI revenue. The positive impact of higher rates for basic and expanded basic service tiers was partially offset by a decrease in our basic subscriber base. The increase in media services revenue was attributable to our ability to increase both the average rate received and the volume of advertising sold as a result of an industry wide trend of viewers switching from broadcast to cable, thereby increasing viewership and the advertising population. Subscribers increased 24.0% for HSI services, 0.9% for digital cable and decreased 4.0% for basic cable when comparing subscriber counts at September 30, 2005 to September 30, 2004.

        Corporate and other revenue decreased primarily due to the February 2005 sale of substantially all of our security monitoring business. A decrease in revenue recognized by the Empire Sports Network as a result of the cancellation of the 2004-2005 National Hockey League season also contributed to the decline.

Direct operating and programming costs

        Direct operating and programming costs increased $14 million, or 1%, during the nine months ended September 30, 2005 as compared to the same period in 2004. The following table summarizes direct operating and programming costs for the periods indicated (dollars in thousands):

	Nine months ended September 30,
			$ Increase (decrease)	% Increase (decrease)
	2005	2004
Cable:
Programming costs	$884,375	$873,878	$10,497	1%
Other cable	1,105,986	1,091,263	14,723	1

Total cable	1,990,361	1,965,141	25,220	1
Corporate and other	10,841	21,570	(10,729)	(50)

Total	$2,001,202	$1,986,711	$14,491	1%

        Programming costs increased $10 million, or 1%, primarily due to an increase in the rates paid to programming providers and an increase in the number of programming services offered, offset by declines tied to the drop in basic cable subscribers.

        Other cable operating costs increased $15 million, or 1%, primarily due to increased maintenance costs, including related material and fuel cost increases, and hurricane activity in our southeast region.

        Corporate and other costs decreased $11 million, or 50%, when comparing the nine months ended September 30, 2005 to the same period in 2004. The decline was primarily due to the February 2005 sale of substantially all of our security monitoring business and to the drop in Empire Sports Network fees as a result of the cancellation of the 2004-2005 National Hockey League season.

Selling, general and administrative expenses

        SG&A expenses increased $5 million, or 2%, during the nine months ended September 30, 2005 as compared to the same period in 2004. The increase in SG&A expenses is primarily attributable to increased marketing expenses related to our subscriber retention efforts.

Investigation, re-audit and sale transaction costs

        Investigation, re-audit and sale transaction costs aggregated $54 million and $89 million for the nine months ending September 30, 2005 and 2004, respectively. The nine months ended September 30, 2004 included $17 million of Rigas Family legal defense costs. The remaining decrease was primarily attributable to the decline in re-audit related fees, partially offset by an increase in employee retention costs.

Depreciation

        Depreciation expense decreased by $128 million, or 17%, for the nine months ended September 30, 2005 as compared to the same period in 2004. The following table summarizes certain components of depreciation expense for the indicated periods (dollars in thousands):

	Nine months ended September 30,
			$ Increase (decrease)	% Increase (decrease)
	2005	2004
Cable	$584,446	$702,699	$(118,253)	(17%)
Corporate and other	22,393	32,594	(10,201)	(31)

Total	$606,839	$735,293	$(128,454)	(17%)

        Cable depreciation expense decreased $118 million for the nine months ended September 30, 2005, as compared to September 30, 2004. The decrease reflects the net effect of a decrease in depreciation expense associated with an increase in property and equipment that has become fully depreciated or was retired, partially offset by an increase in depreciation expense due to capital expenditures. The increase in fully depreciated property and equipment was primarily attributable to the 2004 reduction of the useful life used to depreciate standard definition digital set-top boxes.

        Corporate and other depreciation expense decreased $10 million primarily due to the 2004 write-off of abandoned assets.

Provision for uncollectible amounts due from the Rigas Family and Other Rigas Entities

        We recorded a $13 million provision for uncollectible amounts due from the Rigas Family and Other Rigas Entities due to further decline in the fair value of the underlying securities. For additional information, see Note 4, "Transactions with the Rigas Family and Other Rigas Entities," to the accompanying condensed consolidated financial statements.

Interest expense, net of amounts capitalized

        Interest expense, net of amounts capitalized, was $441 million for the nine months ended September 30, 2005, as compared to $293 million for the same period in 2004, an increase of $148 million. A portion of the increase was driven by $58 million in previously deferred financing costs written off as a result of the termination of the Company's exit financing commitment in May 2005. For additional information, see Note 2, "Bankruptcy Proceedings and Sale of Assets of the Company," to the accompanying condensed consolidated financial statements.

        The remaining increase relates to higher average monthly outstanding debt balances and higher average interest rates, partially offset by lower amortization of deferred financing costs in the first nine months of 2005 as compared to 2004. Since the Petition Date, we have been paying or accruing interest only on amounts outstanding under the DIP facilities and the pre-petition credit agreements, including the entire principal balance outstanding under the Co-Borrowing Facilities.

Other income (expense), net

        Other income, net was $458 million during the nine months ended September 30, 2005 as compared to other expense, net of $423 million for the comparable period in 2004. In connection with the Government Settlement Agreements, we recorded a $458 million net benefit related to the settlement of, among other matters, net amounts payable from us (including the Rigas Co-Borrowing Entities) to the Rigas Family and Other Rigas Entities during the quarter ended June 30, 2005. For additional information, see Note 4, "Transactions with the Rigas Family and Other Rigas Entities," to the accompanying condensed consolidated financial statements. In the first quarter of 2004, we recorded a $425 million charge related to the Non-Prosecution Agreement. See Note 9, "Contingencies," to the accompanying condensed consolidated financial statements for additional information.

Income tax (expense) benefit

        We recorded income tax expense of $103 million for the nine months ended September 30, 2005 and an income tax benefit of $14 million for the nine months ended September 30, 2004. Such amounts differ from the amounts that would have resulted from the application of statutory tax rates due primarily to increases in the valuation allowances provided against our net operating loss carryforwards and other deferred tax assets during 2005 and 2004. During 2004, we re-evaluated the impact on our valuation allowance due to the timing of our reversing temporary differences, including our policy of netting the effect of reversing temporary differences associated with customer relationship intangible assets with intangible assets that have indefinite lives. As a result of this evaluation, we changed the expectations for scheduling the expected reversal of our deferred tax liabilities associated with these intangible assets and included, in our income tax benefit for the nine months ended September 30, 2004, a $166 million reduction in the valuation allowances on deferred tax assets related to current expectations for the reversal of our deferred tax liabilities.

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

LIQUIDITY AND CAPITAL RESOURCES

Historical Sources and Uses of Cash

        The following table summarizes net cash provided by (used in) our operating, investing and financing activities during the indicated periods (amounts in thousands):

	Nine months ended September 30,
	2005	2004
Operating activities	$435,803	$285,911

Investing activities:
Capital expenditures	$(533,312)	$(643,360)
Other investing activities	(7,777)	52,762

Total investing activities	$(541,089)	$(590,598)

Financing activities	$94,390	$295,733

        Operating activities.    Net cash provided by operating activities for the nine months ended September 30, 2005 and 2004 was $436 million and $286 million, respectively. The $150 million increase during the first nine months of 2005, compared to the same period of 2004, occurred primarily because we used less cash to settle liabilities subject to compromise in 2005 as compared to 2004. Those payments dropped to $16 million in 2005 from $126 million in 2004. In addition, we paid $60 million to TelCove during the nine months ended September 30, 2004 as part of the Global Settlement.

        Investing activities.    Net cash used in investing activities decreased to $541 million for the nine months ended September 30, 2005 from $591 million for the comparable period of the prior year. In both periods, we continued to make significant capital expenditures to upgrade and rebuild our cable systems and to support the launch of new services. Our capital expenditures declined 17% to $533 million for the nine months ended September 30, 2005 from $643 million for the same period of the prior year. Investing activities, other than capital expenditures, generated an $8 million net use of cash for the nine months ended September 30, 2005. Our $22 million purchase of the remaining ownership interests in the Tele-Media JV Entities and an increase in restricted cash of $16 million, partially offset by $36 million of cash received from the sale of our security monitoring business, contributed to net cash used in 2005 for other investing activities. Conversely, $53 million of net cash was provided by other investing activities during the nine months ended September 30, 2004, primarily due to a $52 million decrease in restricted cash.

        Financing activities.    For the nine months ended September 30, 2005, net cash provided by financing activities was comprised of $857 million of borrowings made pursuant to the DIP facilities,

repayments of debt totaling $713 million and payments of bank financing costs of $49 million. Financing activities in the first nine months of 2004 consisted of $771 million of borrowings made pursuant to the DIP facilities, repayments of debt totaling $461 million and payments of bank financing costs of $14 million. The $201 million decrease in net cash provided by financing activities in 2005, as compared to 2004, was caused primarily by an increase in net cash provided by operating activities and reduced capital expenditures. Both 2005 and 2004 activities included refinancing of the DIP facilities.

CURRENT AND FUTURE SOURCES OF LIQUIDITY

General

        Since the Petition Date, we have utilized cash provided by operating activities and borrowings under our DIP facilities to fund capital expenditures and other liquidity requirements. Our restricted cash balances do not represent sources of short-term liquidity.

Second Extended DIP Facility

        On February 25, 2005, the Loan Parties entered into the $1,300 million Second Extended DIP Facility, which superseded and replaced in its entirety the First Extended DIP Facility. The Second Extended DIP Facility was approved by the Bankruptcy Court on February 22, 2005 and closed on February 25, 2005.

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

        On March 9, 2005, certain Loan Parties cash collateralized certain letters of credit outstanding under the Second Extended DIP Facility in connection with the consummation of certain asset sales. On May 27, 2005 and July 6, 2005, certain Loan Parties made mandatory prepayments of principal on the Second Extended DIP Facility in connection with the consummation of certain asset sales. As a result, the total commitment of the entire Second Extended DIP Facility was reduced to $1,273 million, with the total commitment of the Tranche A Loan being reduced to $774 million. As of September 30, 2005, $290 million under the Tranche A Loan has been drawn and letters of credit totaling $87 million have been issued under the Tranche A Loan, leaving availability of $397 million under the Tranche A Loan. Furthermore, as of September 30, 2005, the entire $499 million under the Tranche B Loan has been drawn.

Cash Provided by Operating Activities

        Consistent with our historical experience, we expect that net cash provided by operating activities will continue to represent an important source of liquidity for us in future periods. We consider both traditional GAAP and alternative measures of cash generated by our operations when evaluating this source of liquidity. One important alternative measure, free cash flow, is defined by us as net cash provided by operating activities less capital expenditures and is used by us as a measure of liquidity. Our definition of free cash flow may differ from similar cash flow measurements used by other public companies, including other public companies offering similar services. We believe that free cash flow provides a useful means of evaluating our liquidity by enabling us to focus on our ability to service debt and make strategic investments, after giving effect to capital expenditures, which is a significant and ongoing obligation for us. See "Current and Future Uses of Liquidity—Capital Expenditures" below. However, free cash flow is not intended to replace or supersede any information presented in accordance with GAAP. The following table presents the non-GAAP measure, free cash flow (deficit), together with a reconciliation of such alternative measure to the corresponding GAAP measure, net cash provided by operating activities, for the indicated periods (amounts in thousands):

	Nine months ended September 30,
	2005	2004
Free cash flow deficit	$(97,509)	$(357,449)
Adjustments to reconcile free cash flow to net cash provided by operating activities:
Capital expenditures	533,312	643,360

Net cash provided by operating activities	$435,803	$285,911

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

        Off-Balance Sheet Arrangements.    We have issued standby letters of credit for the benefit of franchise authorities and other parties, most of which have been issued to an intermediary surety bonding company. The letters of credit are collateralized by either cash or the undrawn portion of the Second Extended DIP Facility. At September 30, 2005, the aggregate principal amount of letters of credit issued by us was $88 million, of which $87 million was issued under the Second Extended DIP Facility and $1 million was collateralized by cash. Letters of credit issued under the DIP facilities reduce the amount that may be borrowed under the DIP facilities. We do not have any other off-balance sheet arrangements.

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

        Our total capital expenditures for the first nine months of 2005 were $533 million as compared to $643 million for the same period in 2004. In recent years, we have devoted significant capital to the rebuild and upgrade of our cable systems and substantially all of our cable networks have been rebuilt to a bandwidth of 550 Megahertz or greater with two-way capability. Nevertheless, subject to the availability of sufficient financial resources and to possible future changes in our business plan in response to the Sale Transaction, or competitive, technological, regulatory and other external developments, capital expenditures during the next several years following 2005 are not expected to decrease significantly from the 2005 level as we migrate our expenditures from the rebuild program to customer premise equipment and scaleable infrastructure associated with new services and technologies such as video on demand. The Sale Transaction also requires us to use commercially reasonable efforts to maintain capital expenditures in accordance with our long range plan.

        Liquidation of Debt and Other Liabilities.    At September 30, 2005, our liabilities totaled $20,906 million, including $18,466 million representing pre-petition liabilities that are subject to compromise. We currently cannot predict the amount of cash that will be required to settle pre-petition liabilities subject to compromise, as the rights and claims of the Debtors' various creditors will be determined by a plan of reorganization that is ultimately subject to confirmation by the Bankruptcy Court.

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

        Our management, under the supervision and with the participation of our CEO, CFO and CAO, has completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended September 30, 2005. Based on our evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, which included consideration of certain material weaknesses disclosed in our 2004 Form 10-K and our inability to file this Quarterly Report on Form 10-Q within the statutory time period, our management, including our CEO, CFO and CAO, concluded that as of September 30, 2005, the Company's disclosure controls and procedures were not effective. In light of the material weaknesses, in 2004, we implemented additional analyses and procedures to ensure that the financial statements we issue are prepared in accordance with GAAP and are fairly presented in all material respects. The Company has performed the additional analyses and procedures with respect to this Quarterly Report on Form 10-Q. Accordingly, we believe that the condensed consolidated financial statements (unaudited) included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company's financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

        In connection with our evaluation of the effectiveness of the Company's internal control over financial reporting as of September 30, 2005, we have taken a number of steps that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

        During the third quarter of 2005, we continued our efforts to remediate internal control deficiencies identified as part of management's assessment of the Company's internal control over financial reporting for 2004, including the three material weaknesses identified in our 2004 Form 10-K. As of the filing of this Quarterly Report, we have successfully remediated a portion of these control deficiencies. The following is a discussion of specific changes that we have made to the Company's internal control over financial reporting relating to these three material weaknesses.

        As of September 30, 2005, with respect to the access to the financial applications and data material weakness, we were continuing our remediation efforts with the exception of one significant deficiency relating to a system constraint that would require significant system modification. The Company believes that there are other IT and financial controls in place which should mitigate this deficiency. As of the filing of this Quarterly Report, we have completed the implementation of policies and procedures that govern security and access to our IT systems, programs and data, including those supporting our financial data relating to property and equipment and our general ledger and financial reporting applications. In addition, employees are required to complete training and acknowledge an understanding of the Company's Code of Business Conduct and Ethics, which addresses proper use of Company assets, including requirements for security/access controls.

        As of September 30, 2005, with respect to the property and equipment accounting material weakness, we had substantially completed our remediation efforts. During the third quarter, we completed an accurate physical inventory of our construction materials, repair and maintenance supplies and customer premise equipment. During the first quarter, we implemented policies and procedures to improve controls over capital projects specifically related to the commencement of depreciation expense for capital assets placed in service and controls over the appropriate review and approval for contractor labor and materials used in connection with capital projects.

        As of September 30, 2005, with respect to the period-end financial reporting process material weakness, we had substantially completed our remediation efforts. During the first quarter, controls were implemented to ensure that journal entries recorded in the Company's general ledger have adequate supporting documentation and are appropriately reviewed and approved prior to being recorded in the general ledger. During the third quarter, we implemented monitoring controls that help ensure general ledger accounts are assigned to specific accounting personnel accountable for ensuring that the general ledger accounts are reconciled and reviewed on a timely basis and that adequate supporting documentation is maintained. In addition, we are in the process of completing an inventory of significant spreadsheets used in our financial reporting process and are implementing internal controls over spreadsheets, including requiring data integrity controls, version controls and restricted access.

        Our 2005 Sarbanes-Oxley Section 404 compliance efforts, which consist of evaluating the design and effectiveness of the Company's internal control over financial reporting, are currently underway. As of the filing of this Quarterly Report, we do not yet know the results of our compliance efforts. Any control deficiencies identified will be evaluated to determine their significance as they relate to financial reporting. As such, we continue to dedicate substantial resources to the remediation efforts described in the paragraphs above and believe that we have made considerable progress in establishing effective internal control over financial reporting. However, our management is unable to provide assurance as to when we and our independent registered public accountants will be able to determine that the Company's internal control over financial reporting is effective.

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

        Other Legal Proceedings.    See Note 9, "Contingencies—Litigation Matters," to the accompanying condensed consolidated financial statements.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        (b)   See Note 13, "Stockholders' Deficit," to the notes to the consolidated financial statements contained in the Company's 2004 Form 10-K and the line item related to preferred stock dividends in the Company's condensed consolidated statements of operations contained in Part II of this Quarterly Report.

ITEM 6.    EXHIBITS

        The following exhibit Nos. 2.01 through 99.02 consist of agreements and other documents that were entered into or became effective during the quarterly period ended September 30, 2005. Please see our 2004 Form 10-K and Forms 10-Q for the quarterly periods ended March 31, 2005 and June 30, 2005 for additional agreements and other documents that were entered into or became effective during prior periods.

Exhibit Number	Description
2.01	Plan of Reorganization Under Chapter 11 of the Bankruptcy Code Filed by Century/ML Cable Venture, dated August 9, 2005 (Incorporated herein by reference to Exhibit 2.03 to the Company's Annual Report on Form 10-K filed on October 6, 2005) (File No. 0-16014).
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

4.02
Certificate of Designations with respect to the Company's 5 1/2% Series D Convertible Preferred Stock (Incorporated herein by reference herein to Exhibit 3.01 to the Company's Current Report on Form 8-K filed on April 30, 1999) (File No. 0-16014).
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
4.03.8
Certificate of Amendment of Certificate of Designations with respect to the Company's 7.5% Series E Mandatory Convertible Preferred Stock (Incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on November 17, 2005) (File No. 0-16014).
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
4.04.7
Certificate of Amendment of Certificate of Designations with respect to the Company's 7.5% Series F Mandatory Convertible Preferred Stock (Incorporated herein by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on November 17, 2005) (File No. 0-16014).
10.01
Amendment No. 4 and Waiver, dated as of August 24, 2005, to Third Amended and Restated Credit and Guaranty Agreement, dated as February 25, 2005 (Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 25, 2005) (File No. 0-16014).
10.02.1	Amended and Restated Adelphia Communications Corporation Performance Retention Plan (Filed herewith).
10.02.2	Amended and Restated Adelphia Communications Corporation Sale Bonus Program (Filed herewith).
10.02.3	Amended and Restated Adelphia Communications Corporation Executive Vice President Continuity Program (Filed herewith).
10.02.4	Amended and Restated Adelphia Communications Corporation Severance Plan/Summary Plan Description (Filed herewith).
99.01
Order Confirming Plan of Reorganization of Century/ML Cable Venture (Incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on September 13, 2005) (File No. 0-16014).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADELPHIA COMMUNICATIONS CORPORATION (Registrant)
Date: November 17, 2005	By:	/s/ VANESSA A. WITTMAN Vanessa A. Wittman Chief Financial Officer (Principal Financial Officer)

Date: November 17, 2005	By:	/s/ SCOTT D. MACDONALD Scott D. Macdonald Chief Accounting Officer (Principal Accounting Officer)