Form 10-K
period 2005-12-31
ADELPHIA COMMUNICATIONS CORP
filed 2006-03-29
CIK 796486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2005

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 0-16014

ADELPHIA COMMUNICATIONS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	23-2417713
(State or other jurisdiction of	(I.R.S. Employer)
incorporation or organization)	Identification No.)

5619 DTC Parkway
Greenwood Village, CO	80111
(Address of principal executive offices)	(Zip Code)

303-268-6300
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:

Class A Common Stock, $0.01 par value; and

5½% Series D Convertible Preferred Stock, $0.01 par value.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐
Accelerated filer ☐
Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes  ☐    No  ☒

Aggregate market value of outstanding Class A Common Stock, par value $0.01, held by non-affiliates of the registrant, as of June 30, 2005, was approximately $23.6 million, based on the closing sale price reported in the Pink Sheets Electronic Quotation Service maintained by Pink Sheets LLC on such date. For purposes of this calculation only, directors and executive officers of the registrant are deemed to be affiliates of the registrant.

At December 31, 2005, 228,692,414 shares of Class A Common Stock, par value $0.01, and 25,055,365 shares of Class B Common Stock, par value $0.01, of the registrant were outstanding.

ADELPHIA COMMUNICATIONS CORPORATION

TABLE OF CONTENTS

CAUTIONARY STATEMENTS

INTRODUCTORY NOTES

PART I

ITEM 1.	BUSINESS

Overview

Corporate Governance

Business Operational Strategy

Customer Statistics

Services

Pricing For Services

Network Technology

Management of Our Cable Systems

Customer Service

Sales and Marketing

Programming Suppliers

Competition

Regulation and Legislation

Franchises

Partnerships and Ventures

Employees

Certain Business and Other Developments Relating to the Chapter 11 Cases

Segment Operations and Certain Financial Information

ITEM 1A.	RISK FACTORS

ITEM 1B.	UNRESOLVED STAFF COMMENTS

ITEM 2.	PROPERTIES

ITEM 3.	LEGAL PROCEEDINGS

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

ITEM 6.	SELECTED FINANCIAL DATA

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Summary Compensation

Stock Option/SAR Grants

Aggregated Option/SAR Exercises and Year-End Option/SAR Values

Long-Term Incentive Plan Awards

Director Compensation

Employment Arrangements

Non-Equity Based Plans and Agreements Maintained by the Company

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

Amended and Restated Adelphia Communications Corporation Performance Retention Plan

Adelphia and Hyperion Telecommunications Corporation Executive Performance Share Compensation Plan

Employment Agreements for William T. Schleyer and Ron Cooper

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Transactions - Rigas Family

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Index

Consolidated Financial Statements

Financial Statement Schedules

GLOSSARY OF DEFINED TERMS

SIGNATURES

CAUTIONARY STATEMENTS

This Annual Report includes forward-looking statements. All statements regarding Adelphia Communications Corporation’s (“Adelphia”) and its consolidated subsidiaries’ and other consolidated entities’ (collectively, the “Company,” “we,” “our” or “us”) expected future financial position, results of operations, cash flows, the sale of the Company, the settlements with the Securities and Exchange Commission (the “SEC”) and the United States Attorney’s Office for the Southern District of New York (the “U.S. Attorney”), the sale of Century/ML Cable Venture, restructuring and financing plans, expected emergence from bankruptcy, business strategy, budgets, projected costs, capital expenditures, network upgrades, products and services, competitive positions, growth opportunities, plans and objectives of management for future operations are forward-looking statements. In some instances, you can identify these forward-looking statements by the presence of words such as “anticipate,” “if,” “believe,” “plan,” “estimate,” “expect,” “intend,” “may,” “could,” “should,” “will” and other similar expressions. Such forward-looking statements are inherently uncertain, and readers must recognize that actual results may differ materially from our expectations. We do not undertake a duty to update such forward-looking statements. Factors that may cause actual results to differ materially from those in the forward-looking statements include whether the proposed sale of our assets to Time Warner NY Cable LLC, a subsidiary of Time Warner Cable Inc., the cable subsidiary of Time Warner Inc., and Comcast Corporation is approved and consummated, whether the transactions contemplated by the settlements with the SEC and the U.S. Attorney and any other agreements needed to effect those transactions are consummated, our pending bankruptcy proceeding, results of litigation against us, results and impacts of the proposed sale of our assets, the effects of government regulation including the actions of local cable franchising authorities, the availability of financing, actions of our competitors, pricing and availability of programming, equipment, supplies and other inputs, our ability to upgrade our broadband network, technological developments, changes in general economic conditions and those discussed in Item 1A, “Risk Factors” in this Annual Report. Many of these factors are outside of our control.

INTRODUCTORY NOTES

All of our financial, statistical and operating data in this Annual Report, including data relating to subscribers, includes information with respect to Adelphia and its subsidiaries that are consolidated for financial reporting purposes as well as certain entities that were owned or controlled by members of the John J. Rigas family (the “Rigas Family”). Effective January 1, 2004, we began consolidating certain cable television entities that were owned by members of the Rigas Family and their subsidiaries that are subject to co-borrowing arrangements with us (the “Rigas Co-Borrowing Entities”). Our financial, statistical and operating data for periods prior to January 1, 2004 does not include data with respect to the Rigas Co-Borrowing Entities. See Note 5, “Variable Interest Entities,” to the accompanying consolidated financial statements for a discussion of the basis for consolidating the Rigas Co-Borrowing Entities.

Through May 2002, John J. Rigas, his sons and members of his immediate family held all of the senior executive positions at Adelphia and constituted five of the nine members of Adelphia’s board of directors, none of whom remain with the Company (collectively, “Rigas Management”). We filed a lawsuit against members of the Rigas Family and their controlled entities which generally alleged that the defendants misappropriated billions of dollars from us in breach of their fiduciary duties to us. In addition, John J. Rigas and Timothy J. Rigas have been found guilty in the United States District Court for the Southern District of New York (the “District Court”) of conspiracy, securities fraud and bank fraud in connection with certain actions taken by them during their tenure as officers and directors of Adelphia, and on November 23, 2005, Michael J. Rigas pled guilty to a violation of Title 47, U.S. Code, Section 220(e) for making a false entry in a Company record (in a form required to be filed with the SEC). All statements in this report regarding improper actions of certain members of the Rigas Family and Rigas Management, except to the extent relating to the subject matter of the guilty verdicts, constitute allegations on the part of the Company. On April 25, 2005, Adelphia and members of the Rigas Family entered into a settlement agreement with respect to, among other things, Adelphia’s lawsuit against members of the Rigas Family and their controlled entities. See Item 3, “Legal Proceedings — Adelphia’s Lawsuit Against the Rigas Family.”

Pursuant to a Consent Order of Forfeiture entered by the District Court on June 8, 2005 (the “Forfeiture Order”), all right, title and interest of the Rigas Family and the entities in which members of the Rigas Family directly or indirectly held controlling interests in the Rigas Co-Borrowing Entities (other than Coudersport Television Cable Co. and Bucktail Broadcasting Corporation), certain specified real estate and any of our securities were forfeited to the United States. Such assets and securities are expected to be transferred to us (subject to completion of forfeiture proceedings before a federal judge to determine if there are any superior claims) in furtherance of our agreement with the U.S. Attorney. Upon obtaining ownership of such Rigas Co-Borrowing Entities, we expect to file voluntary petitions to reorganize such entities in proceedings jointly administered with our Chapter 11 cases.

A glossary of certain defined terms is included at the end of this Annual Report.

v

PART I

ITEM 1. BUSINESS

OVERVIEW

General

We are the fifth largest operator of cable systems in the United States. Our operations primarily consist of providing analog and digital video services, high-speed Internet (“HSI”) access and other advanced services over our broadband networks. These services are generally provided to residential subscribers. As of December 31, 2005, our consolidated cable operations served approximately 4,936,000 basic cable subscribers, of which approximately 2,008,000 also received digital cable service. Our consolidated cable systems also provided HSI services to approximately 1,714,000 subscribers as of December 31, 2005. With the exception of approximately 55,000 basic cable subscribers that were located in Brazil, all of our consolidated basic cable subscribers as of December 31, 2005 were located in the United States. Our domestic consolidated cable operations are located in 31 states, with large clusters in Los Angeles, New England, Western New York, West Palm Beach, Cleveland, Western Pennsylvania, Northern Virginia and Colorado Springs.

In June 2002, Adelphia and substantially all of its domestic subsidiaries (the “Debtors”) filed voluntary petitions to reorganize (the “Chapter 11 Cases”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) under Chapter 11 (“Chapter 11”) of Title 11 of the United States Code (the “Bankruptcy Code”) and are currently operating as debtors-in-possession. Certain cable television entities that were owned by certain members of the John J. Rigas family (the “Rigas Family”) and their subsidiaries that are subject to co-borrowing arrangements with us (the “Rigas Co-Borrowing Entities”) did not file for bankruptcy protection.

Effective April 20, 2005, Adelphia entered into definitive agreements with Time Warner NY Cable LLC (“TW NY”) and Comcast Corporation (“Comcast”), pursuant to which TW NY and Comcast will purchase substantially all of our U.S. assets and assume certain of our liabilities (the “Sale Transaction”) for an aggregate consideration of cash in the amount of approximately $12.7 billion plus shares of Class A common stock (“TWC Class A Common Stock”) of Time Warner Cable Inc. (“TWC”), which are expected to represent 16% of the outstanding equity securities of TWC as of the closing of the Sale Transaction. Such percentage is subject to adjustment for issuances pursuant to employee stock programs (subject to a cap) and issuances of securities for fair consideration and assumes the redemption of Comcast’s interest in TWC. The TWC Class A Common Stock is expected to be listed on The New York Stock Exchange (the “NYSE”). TW NY is a subsidiary of TWC, the cable subsidiary of Time Warner Inc. (“Time Warner”). Pursuant to a separate Parent Agreement, dated as of April 20, 2005, TWC, among other things, has guaranteed the obligations of TW NY under the asset purchase agreement between TW NY and Adelphia. Time Warner and Comcast have also agreed to swap certain cable systems and unwind Comcast’s investments in TWC and Time Warner Entertainment Company, L.P. (“TWE”), a subsidiary of TWC. The Sale Transaction does not include our cable system joint venture in Puerto Rico, which, as described below, was sold to San Juan Cable, LLC effective October 31, 2005.

On November 21, 2005, the Debtors filed their Fourth Amended Joint Plan of Reorganization, as may be amended or modified (the “Plan”), and related Fourth Amended Disclosure Statement (the “Disclosure Statement”) with the Bankruptcy Court. The Plan contemplates, among other things, consummation of the Sale Transaction and distribution of the cash and TWC Class A Common Stock received pursuant to the Sale Transaction to the holders of claims against and equity interests in the Debtors in accordance with the Plan. By order dated November 23, 2005, the Bankruptcy Court approved the Disclosure Statement. By December 12, 2005, the Debtors completed the mailing of the solicitation packages. The voting deadline to accept or reject the Plan is April 6, 2006, and in the case of securities held through an intermediary, the deadline for instructions to be received by the intermediary is April 3, 2006 or such other date as specified by the applicable intermediary. The confirmation hearing on the Plan is scheduled to commence on April 24, 2006. Both the Plan and the Sale Transaction are subject to customary conditions, including Bankruptcy Court approval and various regulatory approvals. See Item 1, “Business — Events Occurring During the Pendency of the Chapter 11 Cases under Interim Management and Current Management — The Plan of Reorganization and the Sale Transaction.”

On June 3, 2005, our subsidiary, Century Communications Corp. (“Century”), entered into an interest acquisition agreement with ML Media Partners, L.P. (“ML Media”), Century/ML Cable Venture (“Century/ML Cable”), Century-ML Cable Corporation, a subsidiary of Century/ML Cable (“Century-ML Cable Corp.”), and San Juan Cable, LLC (the “IAA”) pursuant to which, subject to the terms and conditions thereof, ML Media and Century agreed to sell their interests in Century/ML Cable to San Juan Cable, LLC, a Puerto Rico limited liability company in which MidOcean Partners, LP, Crestview Capital Partners LP and other investors are members (“San Juan Cable”), for approximately $520 million. The sale of Century/ML Cable to San Juan Cable was consummated on October 31, 2005 (the “Century/ML Sale”). See Item 1, “Business — Partnerships and Ventures — Nonconsolidated Joint Venture — Century/ML Cable.”

As a result of actions allegedly taken or directed by certain members of the Rigas Family who held all of the senior executive positions at Adelphia and constituted five of the nine members of Adelphia’s board of directors, none of whom remain with the Company (collectively, “Rigas Management”), the SEC filed the SEC Civil Action (as defined below) against various parties, including Adelphia, and we were subject to investigation by the United States Department of Justice (the “DoJ”). On April 25, 2005, we settled the SEC Civil Action and entered into an agreement with the United States Attorney’s Office for the Southern District of New York (the “U.S. Attorney”), which provides, among other things, that, if Adelphia complies with the agreement, Adelphia and specified subsidiaries of Adelphia will not be prosecuted for any conduct (other than criminal tax violations) related to the Rigas Criminal Action (as defined below) or the allegations contained in the SEC Civil Action. Also effective April 25, 2005, we entered into a settlement agreement with certain members of the Rigas Family, who have also entered into a settlement agreement with the U.S. Attorney. See Item 3, “Legal Proceedings — SEC Civil Action and DoJ Investigation.”

Period During Which Members of the Rigas Family Held Executive Positions

The predecessor cable business of the Company was founded in 1952 in Coudersport, Pennsylvania. Adelphia was incorporated in Delaware in July 1986 for the purpose of reorganizing five cable television companies, which were then principally owned by members of the Rigas Family, into a holding company structure in connection with the initial public offering of Adelphia’s Class A common stock, par value $0.01 per share (the “Class A Common Stock”).

Prior to May 2002, Rigas Management held all of the senior executive positions at Adelphia and constituted five of the nine members of Adelphia’ board of directors. In addition, Adelphia’s Class B common stock, par value $0.01 per share (the “Class B Common Stock,” and together with the Class A common stock, the “Adelphia Common Stock”), was owned by members of the Rigas Family and entities in which members of the Rigas Family directly or indirectly held controlling interests (such entities collectively referred to as the “Rigas Family Entities”) until the Rigas Family and the Rigas Family Entities forfeited their right, title and interest in the Adelphia Common Stock to the United States on or about June 8, 2005 pursuant to the Forfeiture Order entered by the District Court (the “Forfeiture Order”) and the settlement agreement between the U.S. Attorney and the Rigas Family, dated April 25, 2005 (the “Government-Rigas Settlement Agreement”). The Class B Common Stock is a “super-voting” common stock that entitles the holders to 10 votes per share and, prior to the commencement of the Chapter 11 Cases, effectively enabled the Rigas Family to elect eight of the nine members of Adelphia’s board of directors. As described in greater detail below, beginning in 2002, we alleged that, among other wrongdoing, Rigas Management had issued false and misleading public disclosures, consolidated financial statements and compliance certificates, improperly capitalized operating expenses, engaged in improper transactions, failed to reflect indebtedness for which we were liable in our accounting records or in our public disclosures, engaged in improper self-dealing transactions, allowed members of the Rigas Family to utilize our assets for their personal benefit, and took other improper actions. Following the discovery of Rigas Management’s misconduct, a special committee of Adelphia’s board of directors (the “Board”) obtained the agreement of all of the members of Rigas Management to resign from their positions as officers and directors of Adelphia. Beginning in May 2002, the Board began reconstituting itself. As of January 1, 2004, the Board was composed of seven directors, none of whom had served as directors during the period when Rigas Management operated the Company. Although members of the Rigas Family and Rigas Family Entities owned shares of the Class B Common Stock with a majority of the voting power in Adelphia during this period, the Rigas Family was unable to exercise such voting power since they resigned from their positions as officers and directors of Adelphia and were effectively precluded from exercising such voting power during the pendency of the Chapter 11 Cases. See Item 3, “Legal Proceedings — Rigas Criminal Action.”

Current Management

Effective March 18, 2003, William T. Schleyer was appointed as our Chairman and Chief Executive Officer (“CEO”) and Ron Cooper was appointed as our President and Chief Operating Officer (“COO”). Shortly after the appointments of Messrs. Schleyer and Cooper, the Board and these new officers hired a new senior management team. These executives have implemented internal controls and procedures designed, among other things, to prevent a recurrence of the improper acts that occurred during the tenure of Rigas Management. Following the resignation of Rigas Management, we performed an extensive review of our historical public disclosures, books and records, accounting policies and practices and consolidated financial statements and determined that certain of our public disclosures, books and records and consolidated financial statements as of and for the years ended December 31, 2000 and 1999 were materially misstated as a result of the actions taken by Rigas Management.

Available Information

Our Internet address is www.adelphia.com. In addition, our website contains a hyperlink to the Adelphia page on the Securities and Exchange Commission (the “SEC”) website (www.sec.gov). Thus, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are all available free of charge through our Internet website as soon as reasonably practicable after filing such reports with or furnishing them to the SEC. Information contained on our Internet website is not incorporated by reference into this Annual Report. Readers are advised that our periodic and other reports filed with or furnished to the SEC prior to May 24, 2002 were prepared by Rigas Management and do not reflect the results of the subsequent investigation of actions taken by Rigas Management, the implementation of our new corporate governance policies and procedures or other steps subsequently taken by us. Therefore, readers should not rely on our periodic and other reports filed with or furnished to the SEC prior to May 24, 2002.

Our principal executive offices are located at 5619 DTC Parkway, Greenwood Village, Colorado 80111, telephone number (303) 268-6300.

CORPORATE GOVERNANCE

Since May 2002, the Board and senior management extensively reformed our corporate governance practices. Although the Board and management’s work in this area is ongoing, they have implemented corporate governance policies and procedures that meet or exceed the requirements of the Sarbanes-Oxley Act of 2002 and other applicable rules, and have incorporated corporate governance principles from stock exchange listing requirements, suggestions from various shareholder advocacy groups and best practices and procedures from other major public corporations.

Reorganization of the Board Committees

As part of Adelphia’s corporate governance initiatives, the Board has made substantial changes with respect to its various committees. Prior to May 2002, the Board had three standing committees, the Audit Committee, the Nominating Committee and the Compensation Committee. During the tenure of Rigas Management, the Nominating Committee was comprised of four non-independent directors, John J. Rigas,

Michael J. Rigas, Timothy J. Rigas and James P. Rigas, and the Audit Committee included Timothy J. Rigas until June 2001.

Following the departure of the Rigas Family members from the Board, the Board created a Corporate Governance Committee, which was later combined with the Nominating Committee to form the Corporate Governance and Nominating Committee. The Board also has adopted written charters for the Corporate Governance and Nominating Committee and the Compensation Committee and has amended the previous Audit Committee charter. Each of these charters was prepared to meet or exceed applicable legal and stock exchange requirements and to incorporate progressive corporate governance practices. Pursuant to each committee charter, each of the Corporate Governance and Nominating Committee, the Audit Committee and the Compensation Committee are to be comprised solely of independent directors as determined in accordance with Adelphia’s corporate governance guidelines.

The Corporate Governance and Nominating Committee assists the Board by:  recommending to the Board and carrying out and maintaining our corporate governance policies and processes; identifying qualified individuals for membership on the Board and its committees; recommending the composition and procedures of the Board and its committees; and assessing the effectiveness of the Board and its committees.

The Audit Committee assists the Board by monitoring the integrity of Adelphia’s financial statements (and audits thereof) and its financial and accounting reporting processes, audit process, procedures and systems of internal controls regarding finance, accounting and legal and regulatory compliance which management and the Board have established, monitoring the independence, qualifications and performance of Adelphia’s independent registered public accounting firm and internal auditing department, and providing an open avenue of communication among the independent registered public accounting firm, management, the internal auditing department and the Board.

The Compensation Committee assists the Board by providing a forum for independent judgment as to the fairness of director, executive and employee compensation arrangements at the Company and determining, subject to Board oversight, the terms of such compensation arrangements.

Lead Director Position

The Board created the Lead Director position in light of current best governance practices. Anthony Kronman serves as our Lead Director. The Lead Director is responsible for, among other things:

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

Corporate Governance Guidelines

Pursuant to the recommendation of the Corporate Governance and Nominating Committee, the Board in July 2004 approved corporate governance guidelines for Adelphia (the “Corporate Governance Guidelines”). The Corporate Governance Guidelines, together with all applicable laws, Adelphia’s Certificate of Incorporation and Bylaws, the Code of Business Conduct and Ethics (as subsequently amended, the “Code of Ethics”) and the various committee charters, are intended to provide a comprehensive framework for the governance of Adelphia. The Corporate Governance Guidelines incorporate new legal requirements and best practices with respect to the function and composition of the Board, selection of new directors, tenure of directors, Lead Director position, meetings of the Board, executive sessions of independent directors, committees of the Board, access of the Board to management and outside advisors, compensation of directors, director and officer conduct, evaluation of the Board, evaluation of senior management, management succession, director orientation and continuing education, stock ownership and conflicts.

Code of Business Conduct and Ethics

In April 2003, the Board adopted the Code of Ethics, which sets forth Adelphia’s policies for directors, officers (including Adelphia’s principal executive officer, principal financial officer and principal accounting officer) and employees in connection with, among other things, the maintenance of accurate company records, communications with the public, conflicts of interest, treatment of confidential information, use of company assets, anti-nepotism, the reporting of violations of the Code of Ethics and illegal and unethical behavior, compliance with laws relating to contracting or dealing with governmental agencies, discrimination and harassment, commercial bribery, competition and fair dealing and insider trading. The Code of Ethics has been disseminated to all of our employees, all of whom are required to certify their agreement to abide by the Code of Ethics. The Code of Ethics is filed as Exhibit 14.1 to this Annual Report.

Corporate Governance Officer

The Code of Ethics contemplates the appointment of a corporate governance officer (“CGO”). The role of the CGO is to assist with the administration and implementation of the Code of Ethics and, among other things, to serve as the central point of contact for employees wishing to report any illegal or unethical behavior. Brad M. Sonnenberg, Adelphia’s General Counsel, serves as the CGO.

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

Furthermore, our Audit Committee and Board have adopted a whistleblower policy, which links the Code of Ethics and the existing Sarbanes-Oxley requirements by addressing the receipt, retention and handling of all complaints received by us (whether audit-related or not).

BUSINESS OPERATIONAL STRATEGY

We have implemented a strategy designed to increase revenue, customer retention, profitability and competitiveness, reduce costs and improve the overall efficiency of our business. Our objective is to maintain and leverage our position as a leading provider of analog and digital video and HSI services. Key elements of our strategy include:

•                  Own and operate an upgraded high-bandwidth, two-way network — The upgrade of our broadband network allows us to introduce advanced products and services including high definition television (“HDTV”), digital video recorders (“DVR”) and video-on-demand (“VOD”), and to extend the reach of our HSI services. The introduction of advanced services such as HDTV, DVR and VOD began in late 2003. As of December 31, 2005, approximately 97% of homes passed had bandwidth capacity of at least 550 megahertz (“MHz”) with two-way capacity, and approximately 91% of homes passed had bandwidth capacity of at least 750 MHz with two-way capacity. A home is deemed to be “passed” by cable if it can be connected to the cable network without any further extension of the cable network. We are able to offer HSI services and a more robust digital offering to homes at 550 MHz with two-way capacity. For homes with bandwidth capacity of at least 750 MHz, we are able to drive incremental revenue and customer choice by offering HDTV, DVR and VOD. We will utilize the advanced services and packages to attract and retain customers and compete against video services offered by direct broadcast satellite (“DBS”) and other providers and HSI services offered by digital subscriber line (“DSL”) providers. We expect that our ability to offer a competitively priced package of video and HSI services will be a key factor in increasing customer retention and competing effectively against DBS and DSL providers.

•                  Offer bundled services — We offer a bundled package of video and HSI services to subscribers. Bundling of video and HSI services is an important part of our strategy. Competitive pressures from DBS and DSL providers have increased subscriber movement, or churn, away from cable operators. We believe the ability to offer a competitively priced bundle of services through one contact and one bill can reduce overall churn, improve operating efficiencies, reduce customer calls and drive revenue growth.

•                  Deliver a quality customer experience — Customer service is an important element of our business operational strategy. Pursuant to a plan initiated in 2003, we have reduced the number of call centers, expanded the scale of existing centers and improved the training, skills and product knowledge of our call center employees. We made significant improvements in this area with the introduction of interactive voice response (“IVR”) technology that allows customers to resolve issues quickly and leads to improvements in our internal operating efficiencies. In addition, we opened an inbound call center in Orlando, Florida in April 2004 staffed with customer representatives focused on sales, including opportunities to sell additional services to existing customers (upselling) and on assisting customers with self-installation of HSI.

We believe that the combination of an upgraded broadband cable network, expanded service offerings and customer choice and commitment to customer service should enable us to increase our revenue through HSI growth, increase the sale of advanced products and services, such as HDTV, DVR and VOD, increase customer retention and profitability, maintain or increase our average revenue per unit (“ARPU”) and effectively compete in the marketplace, while continuing to manage our operating expenses.

CUSTOMER STATISTICS

The following table summarizes our consolidated customer statistics for basic and digital video and HSI as of December 31, 2005, 2004 and 2003 (numbers in thousands, except percentage data):

	December 31,
	2005	2004	2003
Homes Passed (a) (b)
Homes passed before consolidation of the Rigas Co-Borrowing Entities	10,477	10,327	10,061
Homes passed by the Rigas Co-Borrowing Entities	428	428	—
Homes passed after consolidation of the Rigas Co-Borrowing Entities	10,905	10,755	10,061
Subscribers (b)
Subscribers before consolidation of the Rigas Co-Borrowing Entities:
Video
Basic cable (c)	4,717	4,841	5,085
Basic penetration (d)	45.0%	46.9%	50.5%
Digital cable (e)	1,917	1,857	1,802
Digital penetration (f)	40.7%	38.3%	35.4%
High-speed Internet (g)	1,626	1,320	954
High-speed Internet penetration (h)	17.1%	14.0%	11.5%
Total revenue generating units (i)	8,260	8,018	7,841
Subscribers of the Rigas Co-Borrowing Entities:
Video
Basic cable (c)	219	228	—
Basic penetration (d)	51.3%	53.2%	—
Digital cable (e)	91	85	—
Digital penetration (f)	41.3%	37.5%	—
High-speed Internet (g)	88	77	—
High-speed Internet penetration (h)	22.3%	18.3%	—
Total revenue generating units (i)	398	390	—
Subscribers after consolidation of the Rigas Co-Borrowing Entities:
Video
Basic cable (c)	4,936	5,069	5,085
Basic penetration (d)	45.3%	47.1%	50.5%
Digital cable (e)	2,008	1,942	1,802
Digital penetration (f)	40.7%	38.3%	35.4%
High-speed Internet (g)	1,714	1,397	954
High-speed Internet penetration (h)	17.3%	14.1%	11.5%
Total revenue generating units (i)	8,658	8,408	7,841

(a)                                  A home is deemed to be “passed” by cable if it can be connected to the cable network without any further extension of the cable network.

(b)                                 For 2003, homes passed and subscribers of the Rigas Co-Borrowing Entities are excluded from this table. Such subscribers are included for 2005 and 2004 upon consolidation of the Rigas Co-Borrowing Entities effective January 1, 2004. In connection with the Forfeiture Order, as of June 30, 2005, the Rigas Co-Borrowing Entities no longer include Coudersport Television Cable Co. (“Coudersport”) and Bucktail Broadcasting Corporation (“Bucktail”).

(c)                                  A residential subscriber who has at a minimum broadcast service, regardless of any other services taken, is counted as one basic cable subscriber. “Basic cable subscribers” excludes complimentary accounts and includes promotional accounts. Subscribers in commercial, multi-dwelling or other bulk establishments are counted as an equivalent bulk unit (“EBU”), based on the prevailing rate for the franchise area. EBUs are calculated by dividing the total basic and expanded basic revenue from the commercial, multi-dwelling or other bulk establishment by the prevailing rate for the franchise area. The EBU method of estimating basic video subscribers is consistent with our methodology used in determining costs paid to programmers and has been consistently applied for all periods. If we increase our effective basic rates to residential subscribers without a corresponding increase in the rates charged to commercial, multi-dwelling or other bulk establishments, our EBU count will decline even if there is no decrease in commercial, multi-dwelling or other bulk establishment subscribers.

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

(e)                                  A residence or business with one or more active digital set-top boxes is counted as one digital cable subscriber. “Digital cable subscribers” excludes complimentary accounts and includes promotional accounts.

(f)                                    Digital cable subscribers as a percentage of basic cable subscribers.

(g)                                 A residence or business with one or more active HSI modems is counted as one HSI subscriber. “HSI subscribers” excludes complimentary accounts and includes promotional accounts.

(h)                                 HSI subscribers as a percentage of HSI-market ready homes. HSI-market ready homes were approximately 9.9 million at each of December 31, 2005 and 2004.

(i)                                     Total revenue generating units is a statistic developed by the National Cable & Telecommunications Association and is calculated as the sum of basic cable subscribers, digital subscribers and HSI subscribers.

SERVICES

Video Services

Video services represented approximately 77%, 80% and 82% of our total revenue in 2005, 2004 and 2003, respectively. We typically offer these services to our customers for a monthly subscription fee. Our video services consist of the following:

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

•                  Digital Cable. Our digital cable services offer customers more channels and choices than our basic cable service. As of December 31, 2005, approximately 41% of our basic cable subscribers were also digital cable subscribers. Subscribers to our digital cable service receive one or more of the following:

•                  an interactive program guide;

•                  multiple channels of digital video programming and music;

•                  “multiplexes” of premium video channels that are varied as to time of broadcast or programming content theme; and

•                  additional pay-per-view programming, such as more pay-per-view options and/or frequent showings of the most popular films.

•                  Advanced Services. Many of our upgraded homes are able to receive enhanced offerings, through the use of set-top boxes, such as VOD, HDTV and DVR.

•                  Video on Demand — VOD is an interactive service that provides access to hundreds of movies and other programming with functionality similar to VCRs. We offer three types of VOD services:  programming that customers pay for on a per-selection basis and have access to for a 24-hour period, programming that is provided as part of a premium package at no incremental charge to the customer and free, on demand content that features a variety of subjects and that is available to all digital subscribers.

•                  High Definition Television Service — HDTV service includes a high definition (“HD”) capable receiver that allows customers with an HD television to experience better picture quality and enhanced audio. We also offer an HD tier of channels at an additional monthly charge.

•                  Digital Video Recorders — DVR services allow customers to store programming on a hard disk drive for viewing at a later time. The DVR functions like a VCR except there is no tape, and DVR offers greater ease of use and enhanced recording and playback options.

High-Speed Internet Services

Our HSI services represented approximately 17%, 13% and 11% of our total revenue for 2005, 2004 and 2003, respectively. Our HSI services were available for a monthly fee to approximately 91% of our homes passed as of December 31, 2005. HSI services are provided through cable modems and represent a robust alternative to Internet access over analog modems using dial-up connections. Our HSI services currently include virus protection, firewall and pop-up blockers. We also offer digital music service and a “best-of-the-web” package of content as premium services at an additional monthly charge. In addition, our HSI services provide constant Internet connectivity without needing to tie up a telephone line. The network capability also allows us to offer tiered services at different speeds and price points.

Media Services

We sell television advertising that we insert into certain of the programming services we carry on our networks, along with commercial production and creative services to support such advertising. The sale of such advertising and services represented approximately 6% of our total revenue for each of 2005, 2004 and 2003. Our advertising sales organization covers more than 60 designated market areas across the United States.

Other Services

We sold all of the assets of our home security monitoring business in Florida, New York and Pennsylvania in February 2005 and in Maine in June 2005 and our long-distance telephone resale services in February 2006. As a result, we no longer provide home security monitoring or long-distance telephone resale services. Revenue from other services represented less than 1% of our total revenue for 2005 and approximately 1% of our total revenue for each of 2004 and 2003.

Voice over Internet Protocol (“VoIP”) Services

Our upgraded network will support the delivery of a competitive alternative to traditional switched telephone service using VoIP. In 2005, we completed the technical and operational trials validating our network and operations ability in providing residential phone services using VoIP technology over the hybrid fiber coaxial (“HFC”) network. We have determined that it is not a good use of our resources to launch VoIP service at this time, particularly in light of the impending Sale Transaction.

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

In accordance with the rules of the Federal Communications Commission (the “FCC”), in our cable systems that are not subject to effective competition (as defined by federal law), the prices we charge for basic cable service and cable-related equipment, such as set-top boxes and remote control devices, and for installation services in those communities where the local franchising authority (the “LFA”) has elected to regulate such prices, are based on actual costs plus a permitted rate of return.

NETWORK TECHNOLOGY

Cable television delivers multiple channels of video and audio programming to subscribers that pay a monthly fee for the services they receive. Cable systems receive at “headends” video, audio and data signals transmitted by nearby television broadcast stations, terrestrial microwave relay services and communications satellites. These signals are amplified and distributed by optical fiber and coaxial cable to the premises of customers.

We are engaged in an ongoing effort to upgrade the network capabilities of our cable plant and to increase channel capacity for the delivery of additional programming and new services. As of December 31, 2005, approximately 97% of our homes passed were upgraded to a capacity of 550 MHz or greater and had two-way capability. Homes upgraded to a capacity of 550 MHz or greater and having two-way capability are capable of receiving two-way digital video and HSI services. Of our total homes passed, approximately 91% were upgraded to 750 MHz or higher at December 31, 2005. These homes are now capable of receiving advanced services such as VOD and HDTV. Our cable systems generally carry up to 80 analog channels. We are able to offer additional video services through digital video technology which converts, on average, ten analog channels into a digital format and compresses these signals into the space normally occupied by one analog channel.

HFC architecture is the standard for our system upgrades. HFC architecture combines the use of fiber optic cable with coaxial cable. Fiber optic cable is a communication medium that utilizes glass fibers to transmit signals over long distances with minimal signal loss or distortion. Fiber optic cable has high capacity and reliability and can carry hundreds of video, data and voice channels over extended distances. Coaxial cable is less expensive but requires extensive signal amplification in order to maintain the desired transmission levels for delivering channels to homes. In most systems, we deliver channels via fiber optic cable from the headend to a group of nodes and use coaxial cable to deliver the channels from an individual node to the homes served by that node. Our system design enables a group of segmented homes to be served by a single node. Currently, our existing nodes (in 750 MHz and 860 MHz systems) serve an average of 250 homes passed. We believe that this hybrid network design provides high capacity and a high quality signal at a reasonable cost as well as additional capacity for the introduction of additional advanced services.

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

Operating Regions

Operationally, the five regions are each managed by a regional senior vice president and include a leadership team of operations, finance, marketing, legal, human resources and engineering personnel. These regional teams manage day-to-day operations, including sales, installations, customer service, technical support and local regulatory relations, and have profit and loss responsibility.

California Region

Headquartered in Santa Monica, California, the California region operates in the Los Angeles metropolitan area, the second largest designated market area in the United States. Key communities include Los Angeles, Anaheim, East San Fernando Valley, Redlands, Santa Monica, Carlsbad, Simi Valley and Ventura County. A portion of the region’s basic cable subscribers (primarily in the Los Angeles area) is served by a venture with Comcast in which we own a 75% interest and manage the day-to-day operations (“Century-TCI”). The California region is characterized by a fast-growing, ethnically diverse population and high digital penetration. The region has low basic penetration due to the availability of a significant amount of free-over-the-air television channels, including channels in Spanish, and strong competition from DBS providers, who have captured over 20% of the multichannel market.

Central Region

Headquartered in Charlottesville, Virginia, the Central region covers systems in Indiana, Kentucky, Maryland, North Carolina, Ohio, southern Pennsylvania, Tennessee, Virginia and West Virginia. The region is comprised of a mix of urban, suburban and rural communities. The largest market in this region is Cleveland.

Northeast Region

Headquartered in Andover, Massachusetts, the Northeast region covers systems in Connecticut, Maine, Massachusetts, New Hampshire, New York, Pennsylvania and Vermont. A portion of the region’s basic cable subscribers (primarily in the Buffalo, New York area) are served by a venture with Comcast in which we hold a 66.67% interest and manage the day-to-day operations (collectively, “Parnassos”). The largest markets in this region are the Western New York area and the greater Boston/Cape Cod/Martha’s Vineyard area.

Southeast Region

Headquartered in West Palm Beach, Florida, the Southeast region covers systems in Alabama, Florida, Georgia, Mississippi, North Carolina, South Carolina and, until October 31, 2005, Puerto Rico. Much of the region is characterized by a significant amount of multi-dwelling units (“MDU”) and master planned communities that are under bulk agreements. A bulk agreement, in general, provides for a long-term, guaranteed penetration for a discount off retail rates. Given the large geographic area served by the region, there is much diversity among the systems due to differing demographics and competitive situations. The largest market in this region is the West Palm Beach area, encompassing systems in West Palm Beach, Boca Raton, Delray Beach, Palm Beach Gardens and Stuart, Florida. In addition to having a high MDU concentration, certain areas of the Southeast region have high seasonal and retiree populations.

Western Region

Headquartered in Colorado Springs, Colorado, the Western region covers systems in Arizona, California (covering cable systems not included in the California region), Colorado, Idaho, Kansas, Montana, Oklahoma, Washington and Wyoming. The region is comprised of primarily suburban and rural communities. The largest market in this region is Colorado Springs.

CUSTOMER SERVICE

In an effort to improve customer satisfaction and provide consistent service to our customers, we consolidated our local call centers during 2003 and 2004. We currently serve all of our domestic customers through national call centers, which utilize IVR technology. Sales and retention calls are handled on a company-wide basis in two separate call centers. HSI technical assistance calls are handled on a company-wide basis in three separate call centers. All billing and video repair calls are handled in seven call centers that are aligned with specific regional operations. One of the billing and video call centers is operated through a domestic outsourcing arrangement.

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

COMPETITION

The broadband communications industry in which we operate is highly competitive. Our cable systems compete with a number of different sources that provide information, news, entertainment programming, broadband services and telephony to consumers. Local telephone companies in some locations have begun offering so-called “triple play” packages consisting of voice, video and Internet access. Because we do not offer voice services, we will be at a potential competitive disadvantage in locations where telephone companies have begun to offer video services. In addition, in some instances, including those involving local telephone companies, we compete with companies that have greater access to financing, greater personnel resources, a more comprehensive bundle of services, better brand name recognition and/or less extensive regulatory obligations. The following businesses offer some or all of the services that are offered by us and, therefore, are in direct competition with us in some or all of our markets:

•                  DBS operators that transmit video and audio programming and other information by high-powered satellites to consumers’ receiving dishes on a nationwide basis;

•                  local telephone companies that provide voice and data services in direct competition with cable operators. Local telephone companies are now fully deploying DSL service that provides Internet access to subscribers at data transmission speeds substantially greater than that of conventional analog modems and approaching, matching or in some cases exceeding cable modem speeds. In addition, certain regional Bell operating companies (“RBOCs”) have begun offering video services and Internet access to subscribers at speeds greater than cable modem speeds using fiber to the node or fiber to the premise architectures;

•                  broadcast television, which consists of television signals that the viewer is able to receive without charge using an “off-air” antenna;

•                  cable television operators that build and provide cable systems in the same communities that we serve (overbuild);

•                  other program distributors, such as satellite master antenna television systems (“SMATV systems”) and wireless cable operators;

•                  utilities that may soon enter the Internet access and data transmission markets; and

•                  municipalities that provide video, Internet access and data transmission services through their own distribution facilities.

Direct Broadcast Satellite

DBS is a significant competitor to cable systems. The DBS industry has grown rapidly over the last several years, far exceeding the growth rate of the cable television industry, and now serves more than 27 million subscribers nationwide. Two companies, DIRECTV, Inc. (“DirecTV”) and EchoStar Communications Corporation (“EchoStar”), provide service to substantially all of these DBS subscribers.

DBS service allows the subscriber to receive video services directly via satellite using a relatively small dish antenna. News Corp., one of the world’s largest media companies, has a controlling interest in DirecTV, the largest domestic DBS company, which could significantly strengthen DirecTV’s competitive posture. In addition, EchoStar and DirecTV both have entered into joint marketing agreements with RBOCs to offer bundled packages combining telephone service, DSL and DBS services.

Video compression technology and high-powered satellites allow DBS providers to offer more than 200 digital channels, thereby surpassing the number of channels offered by typical analog cable systems. Major DBS competitors offer a variety of channel packages and are especially competitive at the lower end of the pricing spectrum. In addition, the initial equipment cost for DBS has decreased substantially as the DBS providers have aggressively marketed to new customers by offering incentives such as discounted or free equipment, installation and multiple equipment units. DBS providers are able to offer service nationwide and are able to establish a national image and branding with standardized offerings, which together with their ability to avoid franchise fees of up to 5% of revenue and property taxes, leads to greater efficiencies and lower costs in the lower tiers of service. However, we believe that cable-delivered VOD is superior to DBS service because cable headends can store thousands of titles which customers can access and control independently, whereas DBS technology can only make available a much smaller number of titles with DVR-like customer control. We also believe that our higher tier products, particularly our bundled offerings, are price-competitive with DBS packages.

DBS companies historically were prohibited from retransmitting popular local broadcast programming. However, a change to the copyright laws in 1999 eliminated this legal impediment. As a result, DBS companies now may retransmit such programming, once they have secured retransmission consent from the popular local broadcast stations they wish to carry, and honor mandatory carriage obligations of less popular local broadcast stations in the same television markets. In response to the legislation, DirecTV and EchoStar have begun carrying the major network stations across many of the nation’s television markets. However, DBS is not currently carrying the high definition signals of all local broadcasters. Both DirecTV and EchoStar have expressed their intent to expand the availability of their HD channel lineup by launching high definition local channels in more markets in 2006.

Telephone Companies and Utilities

The deployment of DSL by local phone companies allows Internet access to subscribers at data transmission speeds greater than those available over analog modems using dial-up connections. DSL service therefore is competitive with HSI access over cable systems. Several telephone companies that already have existing plant facilities, existing customer bases and other operational functions in place (such as billing and service personnel) and other companies offer DSL service. The telephone companies heavily market DSL service and many providers have offered promotional pricing with a one-year service agreement. The FCC recently concluded a rulemaking proceeding that materially reduces existing regulation of DSL services, essentially freeing such service from traditional telecommunications regulation. It is also possible that federal legislation could reduce regulation of Internet services offered by incumbent telephone companies. Legislative action and the FCC’s decisions and policies in this area are subject to change. We expect DSL and other forms of HSI access to remain a significant competitor to our HSI services.

We believe that pricing for residential data services on our systems is generally higher than that for similar, advertised DSL services given their deep, 12-month promotional discounts. We believe that some residential customers prefer our ability to bundle HSI services with video services, but the RBOCs can provide such bundled services through partnerships with DBS providers. Three major residential DSL providers have repeatedly offered 12-month pricing below dial-up levels. Continuation of such aggressive pricing or similar offers by additional DSL providers could pose a significant competitive risk to us. We believe that pricing for commercial data services on our systems is generally comparable to that for similar DSL services. DSL providers also may currently be in a better position to offer data services to businesses since their networks tend also to service commercial areas whereas our networks primarily service residential areas. They also have the ability to bundle telephony with HSI services for a higher percentage of their customers, and that ability is appealing to many consumers.

Telephone companies that comply with franchise requirements are permitted to enter the cable television business. For example, the City of Anaheim, California, recently awarded AT&T Inc. (“AT&T,” formerly SBC Communications Inc.) the right to offer video service. In addition, Texas recently enacted a law allowing telephone companies and other new video service providers to obtain a state-wide franchise for the provision of video services on terms less burdensome than existing local franchise requirements. A number of other states have enacted or are considering similar laws. Competitive local exchange carriers (“CLECs”) currently provide facilities for the transmission and distribution of voice and data services, including Internet services, in competition with our existing or potential product offerings. In addition, major telephone companies, such as Verizon Communications, Inc. (“Verizon”) and AT&T, are currently deploying fiber into their networks that will enable them to offer video services over their networks, in addition to the voice and Internet services that are already offered over their networks. Verizon has begun to offer its fiber optic television service in several markets, including various locations in California where we offer services. AT&T is planning to provide Internet protocol video over its upgraded network. AT&T contends that its use of this technology should allow it to provide video service without a cable franchise as required under Title VI of the Telecommunications Act of 1996 (the “Telecommunications Act”). We cannot predict the likelihood of success of the broadband and video services offered by our competitors or the impact on us of such competitive services. The entry of telephone companies as direct competitors in the video marketplace will become more widespread. In addition, we are facing increased competition from larger telephone company competitors as telephone companies, such as Verizon and MCI, SBC and AT&T and potentially AT&T and BellSouth Corporation, continue to consolidate. Initial indications show that the telephone companies intend to position their video service very competitively versus current cable and satellite offerings. This could lead to significant penetration gains by the telephone companies or pricing pressures on cable services that could adversely affect the profitability and valuation of established cable systems.

We are also subject to competition from utilities that possess fiber optic transmission lines capable of transmitting signals with minimal signal distortion. In addition, utilities are developing broadband over power line technology, which is intended to allow the provision of Internet and other broadband services to homes and offices.

Broadcast Television

Cable television has long competed with broadcast television, which consists of television signals that the viewer is able to receive without charge using an “off-air” antenna. The extent of such competition is dependent upon the quality and quantity of broadcast signals available through “off-air” reception compared to the services provided by the local cable system. Traditionally, cable television has provided a higher picture quality and more channel offerings than broadcast television. However, the licensing of digital spectrum by the FCC is providing traditional broadcasters with the ability to deliver high definition television pictures and multiple digital-quality program streams.

Traditional Overbuilds

Cable systems are operated under non-exclusive franchises granted by local authorities. More than one cable system may legally be built in the same area. The existence of more than one cable system operating in the same territory is referred to as an “overbuild.”  It is possible that a franchising authority might grant a second franchise to another cable operator and that such a franchise might contain terms and conditions more favorable than those afforded to us. Although an infrequent occurrence, franchising authorities will in certain circumstances seek to promote competition by offering a less demanding franchise to a new entrant. In a number of states this practice is prohibited by “level playing field” statutes. In addition, entities willing to establish an open video system, under which they offer unaffiliated programmers non-discriminatory access to a portion of the system’s cable system, may be able to avoid local franchising requirements. There are a number of cities that have constructed their own cable systems, in a manner similar to city-provided utility services. There also has been interest in traditional overbuilds by private companies. Constructing a competing cable system is a capital intensive process which involves a high degree of risk. We believe that in order to be successful, a competitor’s overbuild would need to be able to serve the homes and businesses in the overbuilt area on a more cost-effective basis than we can. Any such overbuild operation would require either significant access to capital or access to facilities already in place that are capable of delivering cable television programming.

We estimate that, as of December 31, 2005, approximately 3.7% of our total homes passed were overbuilt by other cable operators. As of December 31, 2005, we have upgraded many of these systems to at least 550 MHz two-way HFC architecture and have the ability to effectively compete by offering advanced services.

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

Wireless Distribution

Cable systems traditionally have also competed with wireless program distribution services such as multichannel multipoint distribution systems (“MMDS”), known as “wireless cable,” which uses low-power microwave frequencies to transmit television programming over-the-air to paying customers. Wireless distribution services generally provide many of the programming services provided by cable systems, and digital compression technology increases significantly the channel capacity of their systems. Both analog and digital MMDS services, however, require unobstructed “line of sight” transmission paths and MMDS ventures have been quite limited to date. The FCC recently reconfigured the 2.5 gigahertz (“GHz”) band in an effort to make the services utilizing the frequencies more effective. As a result, the MMDS service now is known as Broadband Radio Service/Educational Broadband Service (BRS/EDS).

The FCC recently completed its auction of multichannel video distribution and data service (“MVDDS”) licenses. MVDDS is a new terrestrial video and data fixed wireless service that the FCC hopes will spur competition in the cable and DBS industries. MVDDS will utilize a point-to-multipoint, line-of-sight technology, similar to MMDS; however, MVDDS licensees have significantly more spectrum in each market to provide service. MVDDS licensees do not, however, have exclusive use of the 12.2 to 12.7 GHz spectrum band and are required to share the band with DBS providers and to protect DBS providers from harmful interference.

While not currently a threat to our HSI service offerings, WiMAX, which is a standards-based wireless technology that provides high-throughput broadband connections over long distances, has received significant attention over the past year. With claimed ranges that greatly exceed wireless fidelity (“WiFi”) technology and speeds that may be comparable or greater than existing speeds over a cable modem, new providers that utilize this technology could pose a threat to the growth of the HSI business in the future. In addition, some city and local governments are currently exploring the development and/or sponsorship of local WiFi networks for use by residents and visitors in their communities. Although not complete substitutes for the full range of HSI services offered by cable operators, these initiatives also could pose a future threat to the growth of cable-based HSI offerings, particularly among the more price-sensitive consumer segments.

REGULATION AND LEGISLATION

Laws and regulations affect various aspects of our businesses, including, among other things, the prices for basic cable service and equipment, the costs associated with attaching wires to utility and telephone poles and customer service requirements. In general, our operations are subject to regulation by federal, state and local governments. The FCC is the lead federal agency for regulating the cable business, and its rules and regulations, adopted pursuant to the Communications Act of 1934, as amended (the “Communications Act”), affect our ability to pursue business plans, raise capital and compete with other companies in the communications industry. The FCC may enforce its regulations through fines and other penalties, including the revocation of licenses used to operate our cable-related transmission facilities. We believe that we are currently in substantial compliance with all applicable statutory and regulatory requirements imposed by, or under, the Communications Act.

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

Congress and the FCC have adopted measures in recent years to increase competition in all communications services, including the cable industry. For example, subject to obtaining franchises, local telephone companies may now offer cable service in their local service areas, and satellite providers may now deliver local broadcast stations as part of their video offerings. We could be materially disadvantaged if we were subject to regulations that do not equally affect our competitors, such as if local telephone companies that provide video programming services are not subject to the local franchising requirements and other requirements that apply to us. For example, although under court challenge, Texas has enacted legislation that provides state-wide franchises for new video service providers on terms potentially less burdensome than existing cable franchise requirements. Indiana and Virginia recently adopted similar laws, and other states are considering similar legislation. Congress is also considering legislation that would impact the local franchising process.

There are potential risks associated with proceedings currently underway, or that may be underway in the future, at the FCC, in the courts, and before federal and state legislatures and LFAs. We summarize below those proceedings that hold the greatest potential to materially affect our ability to conduct our cable business.

Pricing

The Communications Act and the FCC’s regulations impose limits on the prices cable systems may charge for basic services and related equipment in franchise areas that are not subject to effective competition (as defined by federal law) and where the LFA has elected to regulate such rates. Congress may consider imposing new price and packaging regulations on the cable industry. Some parties have proposed requiring cable operators to offer individual programming services on an “a la carte” basis, rather than as part of a programming service tier. Such a requirement would disrupt our existing marketing plans and could adversely affect our business. In addition, there has been political pressure in recent months for cable operators to create “family-friendly” tiers that exclude potentially offensive programming from popular service packages, and certain market participants, such as Time Warner, Comcast and DirecTV, have announced their intention to begin offering such tiers. We do not currently expect to offer a “family-friendly” tier of service and cannot predict the impact that offering such a tier could have on pricing, revenue, customer retention or availability, diversity or quality of programming services.

Must-Carry/Retransmission Consent

The Communications Act and the FCC’s rules regulate the carriage of local broadcast stations by cable operators. Under the “must-carry” rules, cable operators are required to carry the signal of most local broadcast stations. Alternatively, under the “retransmission consent” rules, a local broadcast station may choose to negotiate with cable operators over the terms and conditions under which such operators transmit the station’s signal, including the imposition of significant payment or other obligations. As part of the transition from analog to digital broadcast transmission, scheduled to be completed by in 2009, Congress and the FCC gave local broadcast stations a digital channel in addition to their current analog channel. In February 2005, the FCC voted to reject proposals to require cable companies to simultaneously carry both the analog and digital signals of each broadcaster during the transition (cable companies need only carry the broadcaster’s analog signal during the transition or, if the broadcaster has already returned its analog channel, the broadcaster’s digital signal) and the multiple program streams that can be transmitted in a broadcaster’s digital signal (cable companies need only carry the primary digital video stream of the broadcaster after the broadcaster has returned its analog channel). Although the FCC has thus far ruled against such expanded must-carry requirements, we cannot now predict whether such requirements may result from additional FCC proceedings, judicial proceedings or legislation.

High-Speed Internet Service

Historically, wireline telephone companies were required to share their HSI facilities (most commonly DSL) with unaffiliated third-party Internet service providers (“ISPs”), while cable companies generally faced no similar regulatory requirement for their cable HSI service. In 2002, the FCC formally classified cable HSI as an “interstate information service,” rather than a “telecommunications service.”  Such classification meant that traditional telecommunications regulations would not apply to cable HSI. That FCC decision was appealed, and, in June 2005, the U.S. Supreme Court upheld the FCC’s classification of cable HSI as an interstate information service. In response to the Supreme Court’s decision, the FCC adopted rules in August 2005 according similar deregulatory treatment to the HSI offerings of wireline telephone companies. Under the FCC’s ruling, telephone companies will no longer be required to share their HSI facilities with third-party ISPs after a one-year phase-out period. It is uncertain what impact the FCC’s ruling will have on the competitive position of our cable HSI business.

The FCC has launched a number of follow-on rulemakings to consider whether consumer protection or other regulations, such as universal service funding, should be imposed on cable and other HSI services. The FCC has yet to act in these rulemakings, but has issued a non-binding policy statement in August 2005 establishing four basic “network neutrality” principles that the FCC says will guide its ongoing policymaking activities regarding HSI and other broadband-related services. Those principles state that consumers are entitled to access the lawful Internet content of their choice, consumers are entitled to run applications and services of their choice over the network, subject to the needs of law enforcement, consumers are entitled to connect their choice of legal devices that do not harm the network, and consumers are entitled to competition among network providers, application and service providers and content providers. The FCC recently required SBC Communications Inc., as a condition for approving its acquisition of AT&T, and Verizon, as a condition for approving its acquisition of MCI, to abide by these principles for a two-year period. It is unclear what, if any, regulations the FCC might ultimately impose on cable HSI or competing services and what impact, if any, such regulations might have on our cable HSI business. However, there has been increased pressure to mandate “network neutrality” requirements on all HSI providers.

In addition, Congress, federal regulators and some state and local governments have adopted and continue to consider a variety of laws and regulations affecting the Internet, including regulations in the areas of privacy, copyright, defamation, taxation and obscenity. The adoption of new Internet laws or the amendment of existing laws could have a material adverse effect on our Internet business.

Other Regulatory Issues

Set forth below are other regulatory matters under review by Congress, the FCC and other federal agencies that could materially affect our cable business:

•                  Set-Top Box Regulation:  In March 2005, the FCC decided to defer until July 1, 2007 its rules prohibiting cable operators from leasing integrated digital set-top boxes (which combine security and other functions) to customers. The FCC indicated in its deferral order that it would consider further delays in the integration ban based solely on the viability of software-based security for digital set-top boxes but was not inclined to consider proposals to eliminate the ban (contrary to the position of the cable industry). The FCC’s order has been appealed. We cannot now predict how the FCC will ultimately decide this issue and how its decision would affect the design and deployment of our leased digital set-top boxes.

•                  Consumer Electronics Equipment Compatibility:  The FCC has adopted rules aimed at promoting the manufacture of “plug-and-play” TV sets that can connect directly to the cable network without the need for a set-top box. The rules, for example, direct cable operators to implement technical standards in their networks to support digital television sets, require operators to provide conditional access devices to subscribers who want to receive scrambled programming services on their digital television sets, and require operators to support home recording rights and copy protection rules for digital programming content. These rules are subject to further rulemakings at the FCC and to challenges in the courts, and we cannot predict the outcome of these rulemaking proceedings and challenges.

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

•                  Leased Access Channels:  The Communications Act requires a cable system with 36 or more activated channels to designate up to 15% of its channel capacity for commercial leased access by third parties to provide programming that may compete with services offered by the cable operator.

•                  Obscenity and Indecency:  The Communications Act prohibits the transmission of obscene programming over cable systems. Obscene programming typically consists of graphic sexual conduct that lacks any serious literary, artistic, political or scientific value. Current law also prohibits broadcasters from transmitting indecent programming, which is programming that contains patently offensive sexual material that does not rise to the level of obscenity. Some parties have proposed that new laws or rules regulating indecent programming be imposed on cable operators. It is uncertain whether and when any such regulations will be adopted, or if enacted, the magnitude of the impact on us. In addition, Congress and the FCC have considered proposals to require cable operators to provide “family-friendly” tiers of service to customers. It is uncertain whether and when any such proposals will be adopted, whether they would survive any potential court challenge or, if adopted, how such changes would impact us. Recently, certain market participants, such as Time Warner, Comcast and DirecTV, announced their intention to offer a “family- friendly” tier of service. We currently do not expect to offer a “family-friendly” tier of service and cannot predict the impact that offering such a tier could have on pricing, revenue, customer retention or availability, diversity or quality of programming services.

•                  Copyright Regulation:  Cable operators carry television broadcast stations pursuant to a federal copyright compulsory license. The fees required by this compulsory license and the carriage rights under the license are subject to change by legislation or Copyright Office rulemakings, particularly because the existing compulsory copyright scheme was devised long before the introduction of digital broadcast television. Cable operators also pay standard industry licensing fees for the music used in the programming they provide to their customers, including local origination programming, local advertising and pay-per-view events. These fees have been the source of litigation between the cable industry and music performance rights organizations in the past, and we cannot predict whether such disputes may arise in the future.

•                  Program Access:  The Communications Act and the FCC’s “program access” rules prevent satellite delivered programming services affiliated with cable operators from discriminating among competing multichannel video distributors. The rules also limit the ability of such programmers to offer exclusive programming arrangements to cable operators. The FCC has extended the exclusivity restrictions through October 2007. Congress also from time to time considers proposals to revise the program access rules. It is unclear whether and when

Congress or the FCC might adopt any such proposals and, if it does, what impact that would have on our business.

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

•                  Other Areas:  The Communications Act and the FCC regulate other aspects of our cable business, including, among other things, the mandatory blackout of syndicated, network and sports programming,  customer service standards, privacy, emergency alert systems, closed captioning, advertising in children’s programming, political advertising, equal employment opportunity, origination cablecasting, record keeping and public file access requirements, technical standards relating to operation of the cable network, sponsorship identification and lottery programming. We are unable to predict how these regulations might be changed in the future and how any such changes might affect our cable business.

FRANCHISES

The Cable Communications Policy Act of 1984, as amended (the “1984 Cable Act”), provides that cable operators may not offer cable service to a particular community without a franchise unless the operator was lawfully providing service to the community on July 1, 1984 and the relevant LFA does not require a franchise. Our cable systems generally operate pursuant to franchises or other authorizations issued by LFAs, all of which are nonexclusive. Competitors, including local telephone companies, can seek and obtain franchises with terms more favorable then our own. As of December 31, 2005, we held approximately 2,700 franchises and also offered cable service in a number of communities without a franchise (where the relevant governmental authority either lacked the requisite authority to issue a franchise or affirmatively decided not to issue a franchise to us). Most of these franchises may be terminated prior to their stated expiration date by the relevant LFA, after due process, for breach of material provisions of the franchise.

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

The franchises are subject to periodic renewal. Generally, within the 30 to 36 month period prior to the applicable expiration date, we must notify the relevant LFA of our intent to seek formal 1984 Cable Act renewal of the franchise in order to benefit from the protections and the procedures set forth in the 1984 Cable Act. If such notice is given, the 1984 Cable Act requires that the relevant LFA consider the franchise holder’s renewal proposal on its own merits in light of the franchise holder’s past performance and the community’s cable-related needs and interests, without regard to the presence of competing applications. In renewal hearings, the LFAs consider and evaluate, pursuant to federal standards, whether the franchise holder has provided adequate service, substantially complied with franchise terms and offered a renewal proposal that is reasonable and meets the community’s cable related needs and interests. The failure to meet any one of these standards may be grounds for denial of the franchise renewal. In connection with a renewal, the LFA may attempt to impose different and more stringent terms, the impact of which cannot be predicted.

At December 31, 2005, the majority of our franchises have been renewed or extended or were in the process of renegotiation, generally on modified terms. Such modified terms generally have not been materially adverse to us. We believe that the majority of our franchises are in good standing. As of December 31, 2005, we had 173 franchises (representing approximately 625,000 of our subscribers) that have expired but for which notice of renewal was timely provided to the franchising authority and for which we intend to pursue the renewal protections and procedures of the 1984 Cable Act. As of December 31, 2005, notice of renewal under the 1984 Cable Act was not timely provided for 27 franchises (representing approximately 44,000 subscribers) that had expired and 28 franchises (representing approximately 61,000 subscribers) that had less than 30 months until expiration.

Our failure to obtain renewals of our franchises, especially those in the major metropolitan areas where we have the most customers, could have a material adverse effect on our consolidated financial condition, results of operations or our liquidity, including our ability to comply with our debt covenants.

Different legislative proposals have been introduced in the United States Congress and in some state legislatures that could greatly streamline cable franchising. These proposals are intended to facilitate entry by new competitors, particularly local telephone companies. Such legislation has already passed in Indiana, Texas and Virginia, although the Texas law is currently subject to court challenge. The various legislative proposals typically do provide some regulatory relief for incumbent cable operators; however, these proposals are generally viewed as being more favorable to new entrants. In addition, the FCC recently initiated a proceeding to determine whether local franchising authorities are impeding the deployment of competitive cable services through unreasonable franchising requirements and whether such impediments should be preempted. The widespread entry of new competitors, including local telephone companies, could have a material adverse effect on our business, particularly if these competitors operate under franchises more favorable than our franchises.

PARTNERSHIPS AND VENTURES

We have interests in several partnerships and ventures, the most significant of which are described below.

Consolidated Partnerships and Ventures

Comcast Partnerships

The Company and Comcast are partners in the two ventures described below. The results and operating statistics of these partnerships are consolidated in our financial statements:

•                  Century-TCI — We hold a 75% interest in the Century-TCI partnership and manage its day-to-day operations, subject to certain specified rights of our partner, Comcast. As of December 31, 2005, the Century-TCI partnership had approximately 646,000 basic cable subscribers, substantially all of which were in the Los Angeles area.

•                  Parnassos — We hold a 66.67% interest in the Parnassos partnerships and manage their day-to-day operations, subject to certain specified rights of our partner, Comcast. As of December 31, 2005, the Parnassos partnerships had approximately 408,000 basic cable subscribers, primarily in Western New York and Northeast Ohio.

Tele-Media Ventures

Prior to May 26, 2005, we held interests ranging from 75% to 82% in three ventures (the “Tele-Media Ventures”) with certain affiliates of Tele-Media Corporation of Delaware (“TMCD”) and from January 1, 2004, managed their day-to-day operations, subject to certain specified rights of our former partners. The results and operating statistics of these ventures are consolidated in our financial statements.

On May 26, 2005, we acquired TMCD’s ownership interests in the Tele-Media Ventures pursuant to a settlement agreement with TMCD that, among other things, also resolved disputes between TMCD and the Company related to the Tele-Media Ventures. See Item 3, “Legal Proceedings — Tele-Media Examiner Motion.”

Nonconsolidated Joint Venture

Century/ML Cable

Until October 31, 2005, we held a 50% interest in Century/ML Cable and managed its day-to-day operations, subject to certain specified rights of our former partner, ML Media. The results and operating statistics of this joint venture are not consolidated in our financial statements.

On September 30, 2002, Century/ML Cable filed with the Bankruptcy Court a voluntary petition to reorganize under Chapter 11 of the Bankruptcy Code. This bankruptcy proceeding was administered separately from the Chapter 11 Cases. Century/ML Cable continued to serve its subscribers in San Juan (through Century/ML Cable’s subsidiary, which is not a debtor) and Levittown, Puerto Rico, as a debtor and debtor-in-possession (the “Puerto Rico Systems”). Adelphia, Century, Highland Holdings, a general partnership previously owned and controlled by members of the Rigas Family (“Highland”), and Century/ML Cable are involved in litigation with ML Media concerning various matters. See Item 3, “Legal Proceedings — ML Media Litigation.”

On June 3, 2005, Century entered into the IAA pursuant to which, subject to the terms and conditions of the IAA, Century and ML Media agreed to sell their interests (the “Puerto Rico Interests”) in Century/ML Cable to San Juan Cable. The Century/ML Sale was consummated on October 31, 2005.

The preliminary purchase price paid by San Juan Cable in connection with the Century/ML Sale was approximately $519 million plus a working capital adjustment of approximately $82.7 million. The purchase price is subject to certain adjustments, including a post-closing review of the working capital adjustment, the Operating Cash Flow (as defined in the IAA) for the 12 months prior to the Century/ML Sale and the number of basic subscribers. On January 14, 2006, Century and ML Media submitted an adjustment certificate to San Juan Cable seeking additional proceeds of approximately $4.3 million. On February 13, 2006, Century and ML Media received a notice from San Juan Cable rejecting the adjustment certificate and requesting additional proceeds of $50 million from Century and ML Media. The parties are in discussions regarding the various proposed adjustments. We do not believe that the resolution of this matter will have a material impact on our financial condition or results of operations.

In connection with the Century/ML Sale, $25 million of the purchase price was deposited into an indemnity escrow account to indemnify San Juan Cable against any misrepresentation or breach of warranty, covenant or agreement by Century/ML Cable, and $13.5 million of the purchase price was deferred and is subject to offset to the extent of any additional tax liabilities owed by Century/ML Cable for periods prior to the Century/ML Sale. In addition, approximately $35.6 million of the purchase price was deposited into an account jointly held in the name of Century and ML Media to fund the obligations of Century/ML Cable that were not assumed by San Juan Cable (the “Century/ML Cable Account”).

Century and ML Media have each received proceeds of approximately $263.8 million from the Century/ML Sale that were placed in escrow for the benefit of each party pending the resolution of the litigation among Adelphia, Century, Highland, Century/ML Cable and ML Media. Subsequent to the closing of the Century/ML Sale, Century and ML Media each received $5 million of proceeds from the Century/ML Cable Account, which were placed in their respective escrow accounts. ML Media may elect to receive a distribution of up to $70 million from the proceeds of the Century/ML Sale. In the event that ML Media elects to receive a distribution, Century is entitled to receive a distribution of the same amount from its escrow. As of December 31, 2005, ML Media and Century had each received a distribution of $10 million from their respective escrow accounts.

On September 7, 2005, the Bankruptcy Court confirmed Century/ML Cable’s Plan of Reorganization (the “Century/ML Plan”), which was designed to satisfy the conditions of the IAA with San

Juan Cable and provides that all third-party claims will either be paid in full or assumed by San Juan Cable under the terms set forth in the IAA. The Century/ML Plan became effective on October 31, 2005.

Neither the Century/ML Sale nor the effectiveness of the Century/ML Plan resolves the pending litigation among Adelphia, Century, Highland, Century/ML Cable and ML Media. See Item 3, “Legal Proceedings — ML Media Litigation.”

EMPLOYEES

As of December 31, 2005, we had approximately 14,000 employees, 324 of whom were covered by collective bargaining agreements at 13 locations. We consider relations with our employees to be good.

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

Acquisitions and Financings

From 1999 through 2001, we, under the direction of Rigas Management, undertook a series of acquisition and financing transactions that dramatically increased our size and our indebtedness. During this period, we grew from approximately 1,528,000 basic cable subscribers and $3,754 million of total debt at January 1999 to approximately 5,256,000 basic cable subscribers and $17,417 million of total debt (including liability under co-borrowing agreements, as described below) at December 2001. We issued Class A Common Stock and entered into significant new financing arrangements in connection with these acquisitions. The effects of the acquisitions have been included in our accompanying consolidated financial statements effective with the purchase date.

During this period of acquisitions, we incurred substantial amounts of debt and sold a substantial amount of equity securities, including the following:

•                  bank debt, reaching $7,167 million in principal amount of senior secured debt under six different credit facilities (collectively, the “Credit Facilities”), $5,040 million of which was borrowed under the Co-Borrowing Facilities (as defined below);

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

During this period, Rigas Management engaged in sham transactions and record keeping and other financial manipulations to demonstrate compliance with financial covenants in its outstanding debt obligations, to overstate revenue and other measures of its operating results, to artificially reduce reported debt and increase reported equity, and generally to cover their misappropriation of corporate assets. These financial manipulations also included issuing false and misleading consolidated financial statements and compliance certificates, inappropriately capitalizing operating expenses, engaging in improper transactions and failing to reflect indebtedness for which we were liable on our accounting records or in our public disclosure. In addition, Rigas Management engaged in improper self-dealing transactions and utilized Company assets for their personal benefit.

As a part of these actions, Rigas Management established four credit facilities accessible by both the Company and the Rigas Co-Borrowing Entities, of which $4,576 million in principal amount (collectively, the “Co-Borrowing Facilities”) was outstanding in June 2002. The Co-Borrowing Facilities allowed the Rigas Co-Borrowing Entities, based on our creditworthiness, to incur indebtedness beyond their ability to repay, as we were jointly and severally liable for all borrowing under each Co-Borrowing Facility regardless of whether we actually borrowed the total indebtedness. Under the terms of each of the Co-Borrowing Facilities, each of the Rigas Co-Borrowing Entities that were co-borrowers could borrow up to the entire amount of available credit under the applicable Co-Borrowing Facility.

During the period from 1999 to 2001, Rigas Management caused us to issue the following securities to certain Rigas Family Entities:  4,000,000 shares of Class A Common Stock, 14,220,889 shares of Class B Common Stock, $567.4 million aggregate principal amount of convertible subordinated notes and $100 million aggregate principal amount of TelCove, Inc. (“TelCove”) senior subordinated notes. We believe that Rigas Management caused these securities to be issued to avoid dilution of the Rigas Family’s direct and indirect ownership in the Company and to artificially remove indebtedness from our balance sheet. Although we, during the tenure of Rigas Management, previously reported that the Rigas Family Entities paid cash for such securities, current management has determined that Rigas Management arranged these transactions to provide that the Rigas Family Entities assumed a portion of the co-borrowing indebtedness that appeared on our books and records and, with the exception of $70 million paid in 1999, our cash balance did not increase as a result of the issuance of the foregoing securities to the Rigas Family Entities.

Certain Events Leading to the Installation of Interim Management and Commencement of the Chapter 11 Cases in 2002

Public Disclosure of the Co-Borrowing Facility Contingent Liabilities

On March 27, 2002, we disclosed that we were jointly and severally liable for more than $2 billion of borrowings under the Co-Borrowing Facilities attributed to various Rigas Co-Borrowing Entities that were not reflected as debt on our publicly disclosed consolidated financial statements. A portion of the borrowings for which we were jointly and severally liable had been advanced to the Rigas Co-Borrowing Entities to finance purchases of our securities by other Rigas Family Entities. In response to this disclosure, the SEC began an informal inquiry into the Co-Borrowing Facilities and asked us to provide the SEC with further information and documentation relating to the facilities. We were informed in April 2002 that the SEC had issued a formal order of investigation in connection with the Co-Borrowing Facilities. In the wake of these disclosures, Adelphia failed to file its Annual Report on Form 10-K for the year ended December 31, 2001 (the “2001 Annual Report”). Also in April 2002, Adelphia received a NASD Staff Determination Letter indicating that Adelphia was not in compliance with certain NASD rules because of Adelphia’s failure to timely file with the SEC its 2001 Annual Report and, consequently, that the Class A Common Stock was subject to delisting from the Nasdaq Stock Market.

Discovery of the Rigas Family Improper Acts, the Restatement and Related Events

The March 2002 disclosure of more than $2 billion in off-balance sheet liabilities led to the disclosure of numerous improprieties of the Rigas Family. In early May 2002, we announced that we expected to restate our consolidated financial statements for the years ended December 31, 1999 and 2000, our quarterly consolidated financial statements for 2001 and possibly our consolidated financial statements for other periods. Deloitte & Touche LLP (“Deloitte”), our independent auditors at that time, suspended its auditing work on our consolidated financial statements for the year 2001. As further discussed below, Deloitte was terminated as our auditors on June 9, 2002. In these circumstances, we were unable to deliver audited consolidated financial statements as required under our then outstanding Credit Facilities, comply with certain information delivery and other requests made pursuant to the Credit Facilities and the notes issued by us (the “Notes”) or file our 2001 Annual Report with the SEC. The failure to comply with these obligations resulted in default under these Credit Facilities and Notes. On May 15, 2002, we failed to make interest payments totaling approximately $38.3 million under certain of the Notes and a dividend payment of approximately $6.5 million on our Series E Mandatory Convertible Preferred Stock (“Series E Preferred Stock”). These payment defaults in turn triggered cross-defaults among certain of the Credit Facilities and Notes.

The Special Committee of the Board and the Covington & Burling Investigation

In May 2002, the four members of the Board who were not members of the Rigas Family, Dennis Coyle, Leslie Gelber, Erland Kailbourne and Pete Metros (collectively, the “Carryover Directors”), began to take action to deal with the Rigas Family’s misconduct. A special committee of the Board, composed solely of three Carryover Directors (the “Special Committee”), Dennis Coyle, Leslie Gelber and Erland Kailbourne, began to investigate the allegations against the Rigas Family. In furtherance of its investigation, the Special Committee had its counsel, the law firm of Covington & Burling, conduct an independent investigation of the allegations against the Rigas Family, which included an investigation of transactions between the Company, on the one hand, and certain members of the Rigas Family and certain Rigas Family Entities, on the other hand. The investigation was primarily conducted from May 2002 through March 2003. Covington & Burling based its investigation on numerous interviews and a review of documents. As a result of this investigation, Covington & Burling alleged certain misconduct on the part of the Rigas Family, including using Company funds and resources for personal expenses and purchases, including real estate, misusing our centralized cash management system (the “CMS” or “Cash Management System”), obtaining our securities without payment, manipulating our financial disclosures, accounting records and operational data, and causing us to incur debt that was not disclosed on our consolidated financial statements.

The Rigas Agreement

On May 15, 2002, we announced that John J. Rigas agreed to resign as President and CEO of Adelphia and to step down as Chairman of the Board. At that time, one of the Carryover Directors, Erland Kailbourne, assumed the position of Chairman and became Adelphia’s interim CEO (together with the Carryover Directors and certain officers engaged by us after May 2002, “Interim Management”). As further evidence of the Rigas’ improper acts was uncovered, by agreement dated May 23, 2002 (the “Rigas Family Agreement”), the Special Committee obtained the agreement of certain members of the Rigas Family to resign from their positions as officers and directors of Adelphia. Subsequently, certain other Adelphia officers and employees who were alleged to have willfully participated in the wrongdoings were dismissed. The 2005 settlement agreement between Adelphia and members of the Rigas Family (the “Adelphia-Rigas Settlement Agreement”) contains a provision whereby the Rigas Family (as defined in the Adelphia-Rigas Settlement Agreement) and Peter L. Venetis (the son-in-law of John J. Rigas), on the one hand, and the Company (except with regard to the Excluded Parties (as defined below)), on the other hand, covenanted and agreed not to sue each other, or bring any claim, action or proceeding against the other, on account of any obligation or liability arising from or relating to, among other things, any facts, transactions or occurrences, whether known or unknown, suspected, contingent or claimed, existing as of the date of the Adelphia-Rigas Settlement Agreement. Under the terms of the Plan and in accordance with the Bankruptcy Code, we intend to reject the Rigas Family Agreement. The Adelphia-Rigas Settlement Agreement, together with the Non-Prosecution Agreement between Adelphia and the U.S. Attorney, dated April 20, 2005 (the “Non-Prosecution Agreement”), the Government-Rigas Settlement Agreement and the final judgment as to Adelphia entered into by the District Court in the SEC Civil Action are collectively referred to as the “Government Settlement Agreements.”

The Rigas Improper Acts and Transactions with the Rigas Family and Rigas Family Entities

Adelphia’s investigations in the period following the resignation of members of the Rigas Family from their positions as officers and directors of Adelphia, and other events, including the jury verdict of guilty against John J. Rigas and Timothy J. Rigas on, among other charges, bank fraud and securities fraud as described below, support a variety of allegations against Rigas Management, including those described below and in certain actions we have instituted against the Rigas Family and the Rigas Family Entities in the Rigas Civil Action (as described below). See Item 3, “Legal Proceedings — Adelphia’s Lawsuit Against the Rigas Family.”  Rigas Management materially misstated our operating performance, levels of debt and other significant information to, among other things, enhance our reported financial results. Rigas Management failed to disclose the extent of this highly leveraged capital structure to investors and the SEC by failing to report the total borrowings under the Co-Borrowing Facilities for which we were jointly and severally liable. Rigas Management also represented that we received cash for purchases of Company securities by Rigas Family Entities when we did not receive such cash. A short time after these disclosures, the Debtors commenced the Chapter 11 Cases.

Rigas Management commingled Company funds with funds from the Rigas Family Entities through operation of the Cash Management System. Rigas Management misused the CMS and the Rigas Family Entities to access money from us and our credit for personal use. The improper operation of the CMS resulted in continuous commingling of funds among the participants in the CMS, which included Adelphia and its subsidiaries, the Rigas Family Entities and members of the Rigas Family. Among other transactions, Rigas Management misused the CMS to purchase cable and other assets for their personal benefit, including the acquisition of real estate, Adelphia debt and equity securities and other assets.

The misuse of the CMS by Rigas Management permitted the Rigas Family Entities to “settle” their debts to us through journal entries that purported to “reclassify” debt from the books of an Adelphia subsidiary to the books of one of the Rigas Family Entities even though the Adelphia subsidiary in fact remained jointly and severally liable for this debt even after “reclassification.”  Thus, Rigas Management deemed the Rigas Family Entities to have satisfied their obligations to us, even though we were not released from the underlying debt and did not receive equivalent consideration, if any, in return.

Other improprieties committed by Rigas Management included:

•                  failing to apply the proper accounting or provide required disclosures with respect to a variety of related party transactions, including the Co-Borrowing Facilities pursuant to which certain subsidiaries of Adelphia and the Rigas Co-Borrowing Entities were jointly and severally liable and purchases of Adelphia securities by the Rigas Family Entities;

•                  engaging in sham transactions and record keeping and other financial manipulations in order to overstate revenue, understate expenses and manipulate other measures of our operating results, artificially reduce reported debt and increase reported equity, and meet financial covenants of debt facilities;

•                  otherwise misappropriating and improperly using corporate assets; and

•                  covering up such misappropriations.

On July 8, 2004, a jury returned a partial verdict related to the criminal charges brought against certain members of the Rigas Family and an alleged co-conspirator. John J. Rigas and Timothy J. Rigas were each found guilty of conspiracy (one count), bank fraud (two counts), and securities fraud (15 counts) and not guilty of wire fraud (five counts). Michael C. Mulcahey was acquitted of all 23 counts against him. The jury found Michael J. Rigas not guilty of conspiracy and wire fraud but remained undecided on the securities fraud and bank fraud charges against him. On July 9, 2004, the court declared a mistrial on the remaining charges. The bank fraud charges against Michael J. Rigas have since been dismissed with prejudice, but the DoJ requested that a new trial date be set to retry Michael J. Rigas on the securities fraud charges. On November 1, 2004, Michael J. Rigas’ post-trial motion for dismissal of all charges was denied. The post-trial motions of John J. and Timothy J. Rigas in which they sought to overturn the guilty verdicts were denied on November 15, 2004. On March 17, 2005, the District Court denied the motion of John J. Rigas and Timothy J. Rigas for a new trial. On June 20, 2005, the District Court convicted and sentenced John J. Rigas and Timothy J. Rigas to 15 years and 20 years in prison, respectively. John J. Rigas and Timothy J. Rigas have appealed their convictions and sentences and remain free on bail pending resolution of their appeals. On November 23, 2005, Michael J. Rigas pled guilty to a violation of Title 47,

U.S. Code, Section 220(e) for making a false entry in a Company record (in a form required to be filed with the SEC), and on March 3, 2006, was sentenced to two years of probation, including 10 months of home confinement.

Nasdaq Delisting, Dismissal of Deloitte and Determination to Seek Chapter 11 Protection

In connection with our failure to timely file the 2001 Annual Report with the SEC, the Class A Common Stock was delisted by the Nasdaq Stock Market on June 3, 2002, triggering obligations under certain indentures to repurchase certain of the Notes at 100% of their principal amount plus accrued and unpaid interest. On June 17, 2002, we failed to make interest payments totaling approximately $55.4 million under certain of the Notes.

We dismissed Deloitte as our independent auditors on June 9, 2002. Based on our decision to restate certain of our historical consolidated financial statements, Deloitte subsequently withdrew the audit report it had issued with respect to our consolidated financial statements. As described below, in November 2002, we brought an action against Deloitte for professional negligence, breach of contract, fraud and other wrongful conduct in connection with its work auditing our consolidated financial statements during the time of the Rigas Family’s wrongdoing (the “Deloitte Litigation”), and this action is currently pending. See Item 3, “Legal Proceedings — Adelphia’s Lawsuit Against Deloitte.”

As a consequence of Rigas Management’s misrepresentations in our books, records and public disclosures, among other issues, we had no borrowing availability under our various Credit Facilities and no access to traditional sources of liquidity in the capital markets. In addition, our efforts to generate liquidity through the sale of certain of our assets were unsuccessful. Moreover, we faced governmental agency investigations (as more fully described below), mounting litigation and the risk of collection and foreclosure actions by creditors. Accordingly, we determined that the continued viability of our businesses required immediate access to debtor-in-possession financing, a respite from creditors to resolve our financial reporting and related issues and the restructuring of our highly leveraged capital structure that would only be available through the filing of a voluntary petition for protection under the Bankruptcy Code.

Events Occurring During the Pendency of the Chapter 11 Cases under Interim Management and Current Management

Chapter 11 Filing and Events in the Chapter 11 Cases

On June 25, 2002 (the “Petition Date”), Adelphia and substantially all of its wholly owned, domestic subsidiaries each filed a voluntary petition to reorganize under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. On October 6 and November 15, 2005, certain additional subsidiaries filed voluntary petitions to reorganize, at which time they became part of the Debtors and the Chapter 11 Cases. Previously, on June 10, 2002, Century filed a voluntary petition to reorganize under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Debtors, which include Century and the subsequent filers, are currently operating their businesses as debtors-in-possession under Chapter 11. See Note 2, “Bankruptcy Proceedings and Sale of Assets of the Company,” to the accompanying consolidated financial statements.

On July 11, 2002, the United States Trustee for the Southern District of New York (the “U.S. Trustee”) appointed a committee to represent the interests of unsecured creditors of the Debtors (the “Creditors’ Committee”). On July 31, 2002, the U.S. Trustee appointed a committee to represent the interests of equity holders of the Debtors (the “Equity Committee” and, together with the Creditors’ Committee, the “Committees”).

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

In connection with the Chapter 11 filings, Adelphia and certain of its subsidiaries (the “Loan Parties”) entered into a $1,500 million debtor-in-possession credit facility (as amended, the “DIP Facility”). On August 23, 2002, the Bankruptcy Court approved the DIP Facility, and on September 3, 2002, the Loan Parties consummated the DIP Facility. On May 10, 2004, the Loan Parties entered into a $1,000 million extended debtor-in-possession credit facility (the “First Extended DIP Facility”), which was approved by the Bankruptcy Court on May 6, 2004 and which amended and restated the DIP Facility in its entirety. On February 25, 2005, the Loan Parties entered into and closed on a further extended debtor-in-possession credit facility (the “Second Extended DIP Facility”), which was approved by the Bankruptcy Court on February 22, 2005, and which amended and restated the First Extended DIP Facility in its entirety. On March 17, 2006, the Loan Parties entered into and closed a $1,300 million further extended debtor-in-possession credit facility (the “Third Extended DIP Facility”), which was approved by the Bankruptcy Court on March 16, 2006, and which amended and restated the Second Extended DIP Facility in its entirety. The terms of the Third Extended DIP Facility provide for, among other things, the extension of the maturity date from March 31, 2006 to August 7, 2006. See Note 10, “Debt,” to the accompanying consolidated financial statements.

Claims Process and Bar Dates

On July 31, 2003, the Debtors each filed with the Bankruptcy Court their Schedules of Liabilities, Schedules of Executory Contracts and Unexpired Leases and Statements of Financial Affairs. Amendments to Schedules of Liabilities and Executory Contracts have since been filed by the Debtors from time to time.

The Bankruptcy Court established a bar date of January 9, 2004 (the “Bar Date”), for filing proofs of claim against the Debtors’ estates. A bar date is the date by which proofs of claims must be filed if a claimant disagrees with how its claim appears on the Debtors’ Schedules of Liabilities, subject to certain limited exceptions. As of the Bar Date, approximately 17,000 proofs of claim asserting approximately $3.20 trillion in claims had been filed, and as of December 31, 2005, approximately 18,000 proofs of claim asserting approximately $3.78 trillion in claims had been filed, in each case including duplicative claims but excluding any estimated amounts for unliquidated claims. The Debtors currently are in the process of reviewing, analyzing and reconciling the scheduled and filed claims. The Debtors have filed several omnibus objections that address approximately $3.68 trillion of such claims and anticipate filing additional omnibus objections addressing the remaining portion of the proofs of claims filed. The Debtors expect that the claims resolution process will take significant time to complete and will continue following consummation of the Plan. As the amounts of the allowed claims are determined, adjustments will be recorded in liabilities subject to compromise and reorganization expenses due to bankruptcy.

Rejection and Amendment of Executory Contracts and Unexpired Leases

As of the commencement of the Chapter 11 Cases, the Debtors were party to approximately 1,200 unexpired real property leases and approximately 17,000 executory contracts. The Debtors are performing an extensive review and analysis of such leases and executory contracts in order to reduce operating costs and expenses through the rejection of contracts and leases as authorized under the Bankruptcy Code. Pursuant to the purchase agreements with TW NY and Comcast, TW NY and Comcast have the right to determine whether certain contracts and leases will be rejected in connection with the consummation of the Sale Transaction.

Procedures for Settlement of Disputed Claims

With the review of the proofs of claim, the Debtors have commenced settlement discussions with certain creditors in an effort to compromise and/or settle their claims in accordance with the settlement procedures protocol authorized by order of the Bankruptcy Court dated February 9, 2004 (the “Settlement Procedures Order”).

The Settlement Procedures Order provides for the expedited claims settlement procedure based on either the proposed settlement amount agreed upon by the Debtors and the claimant (the “Settlement Amount”) and/or the difference between the allowed unsecured claim listed on the Debtors’ Schedules of Liabilities and the amount listed on the claimant’s proof of claim (the “Claim Difference”).

If the Settlement Amount or Claim Difference is less than or equal to $1.5 million, the Debtors are required to provide written notice of the proposed settlement to the Debtors’ key constituents pursuant to the terms of the Settlement Procedures Order. If no objections are received within ten days of sending such notice, the Debtors are authorized to settle the claim without prior approval of the Bankruptcy Court. If the Settlement Amount or Claim Difference is greater than $1.5 million but less than $5 million, the Settlement Procedures Order outlines procedures for providing notice to the Debtors’ key constituents through the filing of a proposed order by the Debtors. The Bankruptcy Court may then enter such an order approving the proposed settlement of the claim without a hearing, provided no objections are received. If objections are received, the Bankruptcy Court may require the Debtors to seek approval of the settlement by way of a motion. If the Settlement Amount is equal to or greater than $5 million, the Debtors will also be required to seek Bankruptcy Court approval of the settlement. In addition, for any compromise or settlement of claims by or against any former or current insider of the Debtors or any of the defendants in the case Adelphia Communications Corp., et al. v. Bank of America, N.A. et al., the Debtors must request the Bankruptcy Court’s approval of such compromise and settlement by way of a motion. Except if other authority for immediate payment exists pursuant to other orders entered by the Bankruptcy Court, amounts with respect to any of the claims that are settled will be paid only in accordance with a confirmed plan of reorganization in the Debtors’ Chapter 11 Cases.

Appointment of the Current Board

As discussed above, prior to May 2002, the Rigas Family held a majority of the positions on the Board. At that time, the Board consisted of John J. Rigas, Michael J. Rigas, Timothy J. Rigas, James P. Rigas, Peter L. Venetis and the four Carryover Directors. In May 2002, John J., Michael J., Timothy J. and James P. Rigas resigned from the Board and, in June 2002, Peter L. Venetis resigned from the Board. During the pendency of the Chapter 11 Cases, Adelphia has appointed seven new directors, and all of the Carryover Directors have resigned.

Adelphia’s seven new directors, the first six of whom have been determined by the Board to be independent pursuant to the listing standards of Nasdaq, are E. Thayer Bigelow, former President and CEO of Time Warner Cable Programming, Inc. and former Acting CEO of Courtroom Television Network LLC, Rodney Cornelius, a former cable industry executive and investor, Anthony Kronman, Sterling Professor of Law and former Dean of Yale Law School, Philip Lochner, former Senior Vice President and Chief Administrative Officer of Time Warner, Inc. and a former Commissioner of the SEC, Susan Ness, a former Commissioner of the FCC, Kenneth Wolfe, former Chairman and CEO of Hershey Foods Corporation, and William Schleyer, CEO of Adelphia.

Appointment of Current Management

Effective March 18, 2003, Adelphia appointed William T. Schleyer to serve as its new CEO and Chairman and Ron Cooper to serve as its new President and COO. Mr. Schleyer replaced Erland Kailbourne, the interim CEO since May 2002. On March 7, 2003, the Bankruptcy Court entered an order approving the employment of Messrs. Schleyer and Cooper.

Shortly after the appointments of Messrs. Schleyer and Cooper, the Board and these new officers hired a new senior management team, including Vanessa A. Wittman, as Executive Vice President and Chief Financial Officer (“CFO”), Brad Sonnenberg, as Executive Vice President, General Counsel and Secretary, and Scott D. Macdonald, as Chief Accounting Officer (“CAO”). Each of these officers has in turn hired new executives who report to them. These executives, among other things, have implemented new internal controls and procedures designed to prevent a recurrence of the improper acts that occurred during the tenure of Rigas Management.

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

The Plan of Reorganization and the Sale Transaction

On April 22, 2004, Adelphia announced that it intended to pursue a sale of the Company as an alternative to a stand-alone plan of reorganization. On July 14, 2004, Adelphia announced that it had engaged UBS Securities LLC and Allen & Company LLC (collectively, the “M&A Advisors”) as financial advisors and Sullivan & Cromwell LLP as legal advisor in connection with a possible sale of the Company.  On July 21, 2004 and September 14, 2004, the Bankruptcy Court approved Adelphia’s engagement of Sullivan & Cromwell LLP as legal advisor and the M&A Advisors as financial advisors, respectively.

On April 8, 2005, the Debtors filed a motion with the Bankruptcy Court (the “Modified Bid Procedures Motion”), which motion sought approval of certain modifications to the bidding procedures initially approved by the Bankruptcy Court on October 22, 2004. In the Modified Bid Procedures Motion, the Debtors requested approval of revisions to certain provisions of the “no-shop” requirement, expansion of the events that trigger the award of a breakup fee and certain termination rights. The motion was approved by the Bankruptcy Court on April 20, 2005, and an order was entered to this effect on April 21, 2005.

Following the approval of the Modified Bid Procedures Motion, Adelphia entered into an asset purchase agreement, dated as of April 20, 2005, with TW NY (as may be amended, the “TW Purchase Agreement”) and an asset purchase agreement, dated as of April 20, 2005, with Comcast (as may be amended, the “Comcast Purchase Agreement,” and together with the TW Purchase Agreement, the “Purchase Agreements”), pursuant to which TW NY and Comcast will purchase substantially all of our U.S. assets and assume certain of our liabilities. Upon the closing of the Sale Transaction, Adelphia will receive an aggregate consideration of cash in the amount of approximately $12.7 billion plus shares of TWC Class A Common Stock, which are expected to represent 16% of the outstanding equity securities of TWC as of the closing. Such percentage is subject to adjustment for issuances pursuant to employee stock programs (subject to a cap) and issuances of securities for fair consideration and assumes the redemption of Comcast’s interest in TWC. The TWC Class A Common Stock is expected to be listed on the NYSE. Pursuant to a separate Parent Agreement, dated as of April 20, 2005, TWC, among other things, has guaranteed the obligations of TW NY under the TW Purchase Agreement. TWC and Comcast, and certain of their affiliates, have also agreed to swap certain cable systems and unwind Comcast’s investments in TWC and TWE. The Sale Transaction does not include Century/ML Cable, which Century and ML Media sold to San Juan Cable effective October 31, 2005.

The purchase price payable by TW NY and Comcast is subject to adjustments to reflect, with respect to each Specified Business (as the term is used in the Purchase Agreements), the net liabilities as of and after giving effect to the closing of the Sale Transaction, any shortfall or surplus in eligible basic subscribers (as the term is used in the Purchase Agreements), generally as of the closing of the Sale Transaction as measured against the projections specified in the Purchase Agreements, and any shortfall or, subject to TW NY’s or Comcast’s consent, as applicable, any surplus in capital expenditures relative to budget during the period between December 31, 2004 and the closing of the Sale Transaction. The initial purchase price payable by TW NY and Comcast is also subject to reduction to reflect the exclusion from the Transferred Assets (as the term is used in the Purchase Agreements) of any cable systems that were nominally owned by certain Rigas Co-Borrowing Entities and are managed by us (such Rigas Co-Borrowing Entities, the “Managed Cable Entities”) that are not wholly owned by Adelphia or its wholly owned subsidiaries or the liabilities of which have not been discharged or, subject to TW NY’s and

Comcast’s respective consent (such consent not to be unreasonably withheld), as applicable, have not been subject to an equivalent effect pursuant to a governmental proceeding.

As part of the Sale Transaction, Adelphia has agreed to transfer to TW NY and Comcast the assets related to the Managed Cable Entities. Pursuant to the Forfeiture Order, all right, title and interest of the Rigas Family and Rigas Family Entities in the Managed Cable Entities (other than Coudersport and Bucktail) have been forfeited to the United States. Pursuant to the Government-Rigas Settlement Agreement and the Non-Prosecution Agreement, we expect to obtain ownership of all of the Managed Cable Entities (other than Coudersport and Bucktail, two small cable systems with approximately 5,000 subscribers as of the date of the Forfeiture Order). Upon obtaining ownership of such Managed Cable Entities, we expect to file voluntary petitions to reorganize such entities in proceedings jointly administered with the Debtors’ Chapter 11 Cases. Once these entities emerge from bankruptcy, we expect to be able to transfer to TW NY and Comcast the assets of such Managed Cable Entities as part of the Sale Transaction. We cannot, however, predict this with certainty, and such transfer may not occur until after the initial closing of the Sale Transaction, if at all.

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

At the closing of the Sale Transaction, 4% of the purchase price (after taking into account any adjustments thereto), consisting, in the case of the TW Purchase Agreement, of cash and TWC Class A Common Stock (approximately in proportion to the mixture of cash and TWC Class A Common Stock delivered by TW NY at the closing of the Sale Transaction, with 64.86% consisting of cash and 35.14% consisting of TWC Class A Common Stock), and, in the case of the Comcast Purchase Agreement, of cash, will be deposited into an escrow account to secure Adelphia’s obligations in respect of any post-closing adjustments to the purchase price, its indemnification obligations for breaches of its representations, warranties and covenants pursuant to the Purchase Agreements and its indemnification obligations with respect to assets and liabilities that it retains.

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

Until a plan of reorganization is confirmed by the Bankruptcy Court and becomes effective, the Sale Transaction cannot be consummated. The closing of the Sale Transaction is also subject to the satisfaction or waiver of conditions customary to transactions of this type, including, among others:

•                  receipt of applicable regulatory approvals, including the consent of the FCC to the transfer of certain licenses and, subject to certain exceptions, any applicable approvals of LFAs to the change in ownership of the cable systems operated by us to the extent not preempted by section 365 of the Bankruptcy Code;

•                  expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”);

•                  the offer and sale of the shares of TWC Class A Common Stock to be issued in the Sale Transaction having been exempted from registration pursuant to an order of the Bankruptcy Court confirming the Plan or a no-action letter from the staff of the SEC, or a registration statement covering the offer and sale of such shares having been declared effective;

•                  the TWC Class A Common Stock to be issued in the Sale Transaction being freely tradable and not subject to resale restrictions, except in certain circumstances;

•                  approval of the shares of TWC Class A Common Stock to be issued in the Sale Transaction for listing on the NYSE;

•                  entry by the Bankruptcy Court of a final order confirming the Plan and, contemporaneously with the closing of the Sale Transaction, consummation of the Plan;

•                  satisfactory settlement by us of the claims and causes of action brought by the SEC and the investigations by the DoJ;

•                  the absence of any material adverse effect with respect to TWC’s business and certain Specified Businesses or both Specified Businesses purchased by either TW NY or Comcast, as applicable (without taking into consideration any loss of subscribers by our business (or the results thereof) already reflected in the projections specified in the Purchase Agreements or the related purchase price adjustment);

•                  the number of eligible basic subscribers (as the term is used in the Purchase Agreements) served by the Specified Businesses as of a specified date prior to the closing of the Sale Transaction not being below an agreed upon threshold;

•                  the absence of an actual change in law, or proposed change in law that has a reasonable possibility of being enacted, that would adversely affect the tax treatment accorded to the Sale Transaction with respect to TW NY;

•                  a filing of an election under section 754 of the Internal Revenue Code of 1986, as amended (the “Tax Code”), by each of Century-TCI California Communications, L.P., Parnassos Communications, L.P. and Western NY Cablevision L.P. (the “Century-TCI/Parnassos Partnerships”); and

•                  the provision of certain audited and unaudited historical financial information by us.

Subject to the Expanded Transaction (as defined below), the closing under each Purchase Agreement is also conditioned on a contemporaneous closing under the other Purchase Agreement. On January 31, 2006, the Federal Trade Commission (the “FTC”) closed its antitrust investigation under the HSR Act of the Sale Transaction. In addition, we believe that we have received the necessary applicable approvals of LFAs to the change in ownership of the cable systems operated by us. We expect the closing to occur by July 31, 2006, the date under the Purchase Agreements after which either party may terminate, subject to certain exceptions, the applicable Purchase Agreement if the closing has not already occurred.

Adelphia received a letter, dated March 24, 2006, from each of TWC and Comcast alleging that Adelphia’s implementation of a system, required by the Purchase Agreements to be implemented prior to the closing of the Sale Transaction, by which eligible basic subscribers (as such term is used in the Purchase Agreements) can be tracked materially breaches the Purchase Agreements insofar as it does not include within it certain marketing promotions utilized by Adelphia.  Adelphia, in letters to TW NY and Comcast, dated March 27, 2006, has denied that Adelphia’s actions constitute a material breach, but has determined, without prejudice to its position, to incorporate a method of tracking such marketing promotions as part of its subscriber tracking system. Adelphia does not believe that such marketing promotions are required by the terms of the relevant Purchase Agreements to be tracked by a subscriber tracking system that, as required by the Purchase Agreements, would be reasonably expected to accurately track eligible basic subscribers.  Under the Purchase Agreements, any breach that would preclude Adelphia from providing a certificate at the closing of the Sale Transaction that each of the covenants in the Purchase Agreements (including the covenant to implement the tracking system) has been duly performed in all material respects would constitute a failure of a condition to closing of the Sale Transaction in favor of each of TW NY and Comcast, and if not cured, could provide TW NY and Comcast a basis for terminating their respective Purchase Agreements.

Pursuant to the TW Purchase Agreement and the letter agreement, dated as of April 20, 2005 (the “Expanded Transaction Letter Agreement”), if the Comcast Purchase Agreement is terminated prior to closing of the Sale Transaction as a result of the failure to obtain FCC or applicable antitrust regulatory approvals, TW NY has agreed to also acquire the assets of Adelphia that Comcast would have acquired pursuant to the Comcast Purchase Agreement and apply for FCC and other applicable antitrust regulatory approvals (the “Expanded Transaction”). In such event and assuming TW NY receives such approvals, TW NY will pay the $3.5 billion purchase price to have been paid by Comcast, less Comcast’s allocable share of the liabilities of the Century-TCI/Parnassos Partnerships, which shall not be less than $549 million nor more than $600 million (the “Comcast Discharge Amount”), and immediately prior to the closing of the

Sale Transaction, the Comcast subsidiaries that, as of the closing of the Sale Transaction, will hold direct interests in the Century-TCI/Parnassos Partnerships will contribute the Comcast Discharge Amount in cash to the Century-TCI/Parnassos Partnerships. The Century-TCI/Parnassos Partnerships will distribute their respective portions of the Comcast Discharge Amount to a wholly owned subsidiary of our subsidiaries that hold a direct interest in such Century-TCI/Parnassos Partnerships. This purchase price may be satisfied, at TW NY’s election, in any combination of shares of TWC Class A Common Stock (at the value attributed thereto in the TW Purchase Agreement) and cash. In such event, the exchange pursuant to the Exchange Agreement described below would not take place. There is no assurance that TW NY would be able to obtain the required FCC or applicable antitrust regulatory approvals for the Expanded Transaction.

Pursuant to two separate redemption agreements, each dated as of April 20, 2005, as amended (the “Redemption Agreements”), and subject to the terms and conditions thereof, Comcast and TWC expect to redeem Comcast’s interests in TWC and TWE. In addition, TWC and Comcast and certain of their affiliates entered into an exchange agreement, dated as of April 20, 2005, as amended (the “Exchange Agreement”), pursuant to which, and subject to the terms and conditions thereof, TWC and Comcast or such affiliates expect to exchange certain cable systems, including certain systems to be acquired by TW NY and Comcast pursuant to their respective purchase agreements with Adelphia. Adelphia is not a party to either the Redemption Agreements or the Exchange Agreement.

Certain fees are due to our financial advisors upon successful completion of a sale, which are calculated as a percentage (0.11% to 0.20%) of the sale value. Additional fees may be payable depending on the outcome of the sales process. Such fees cannot be determined until the closing of the Sale Transaction.

On November 21, 2005, the Debtors filed the Plan and the Disclosure Statement with the Bankruptcy Court. The Plan contemplates, among other things, consummation of the Sale Transaction and distribution of the cash and common stock of TWC to the holders of claims against and equity interests in the Debtors in accordance with the Plan.

For the Plan to be confirmed and become effective, the Debtors must, among other things:

•                  obtain an order of the Bankruptcy Court approving the Disclosure Statement as containing “adequate information;”

•                  solicit acceptance of the Plan from the holders of claims and equity interests in each class that is impaired and not deemed by the Bankruptcy Court to have rejected the Plan;

•                  obtain an order from the Bankruptcy Court confirming the Plan; and

•                  consummate the Plan.

By order dated November 23, 2005, the Bankruptcy Court approved the Disclosure Statement as containing “adequate information.”  By December 12, 2005, the Debtors completed the mailing of the solicitation packages. Before it can issue a confirmation order, the Bankruptcy Court must find that either each class of impaired claims or equity interests has accepted the Plan or the Plan meets the requirements of the Bankruptcy Code to confirm the Plan over the objections of dissenting classes. In addition, the Bankruptcy Court must find that the Plan meets certain other requirements specified in the Bankruptcy Code. Confirmation of the Plan would resolve, among other things, the Debtors’ pre-petition obligations.

Substantial disputes exist between creditors of different Debtors that principally affect holders of notes issued by FrontierVision Holdings, L.P., an indirect subsidiary of Adelphia (“FrontierVision”), and Arahova Communications Inc., a direct subsidiary of Adelphia (“Arahova”), and the creditors of Adelphia. The disputes include, but are not limited to, the character and treatment of intercompany claims, the allocation of post-petition reorganization expenses and operating costs, the appropriate plan consolidation structure, the alleged fraudulent conveyance claims associated with historical movements of subsidiaries within the corporate structure, the allocation of the value and form of consideration from the Sale Transaction to the various Debtors, the allocation of the benefits and cost of the Government Settlement Agreements, the allocation of the tax liability and the tax reserves associated with the Sale Transaction and the allocation of the economic cost of the other reserves established as part of the Plan (collectively, the “Inter-Creditor Dispute”).

Recognizing that the existence of the Inter-Creditor Dispute threatened the timely consummation of the Sale Transaction prior to July 31, 2006, the Debtors obtained Bankruptcy Court approval of a process (the “Resolution Process”) that channels the Inter-Creditor Dispute into a structure that is intended to provide due process protection while seeking to ensure that the resolution of such issues does not jeopardize the substantial value to be achieved from the Sale Transaction. The Bankruptcy Court approval is embodied in an order of the Bankruptcy Court dated August 4, 2005. Starting on January 31, 2006, the Bankruptcy Court began holding extensive evidentiary hearings on the Inter-Creditor Dispute, which are ongoing.

Exit Financing Facility

We received commitments from four financial institutions for an $8,800 million fully committed exit financing facility (the “Exit Financing Facility”) to be used to finance cash payments to be made under the proposed stand-alone plan of reorganization. This proposed facility included $4,750 million of senior secured credit facilities, a $3,300 million bridge facility and a $750 million secured revolving credit facility that would be available following our emergence from bankruptcy. These commitments were terminated effective May 9, 2005 in light of the Sale Transaction.

Restructuring of the Company’s Businesses

Following the commencement of the Chapter 11 Cases, we implemented a process to assess and restructure our businesses and assets. We, together with our financial and legal advisors, have reviewed and analyzed our businesses, owned properties, contracts and leases to determine if any of these assets should be divested during the Chapter 11 Cases.

Other Asset Dispositions

We have conducted a comprehensive review of our non-core businesses and real estate holdings to determine if any of our or our subsidiaries’ assets should be sold. In furtherance thereof, we and our advisors have engaged in an asset disposition program. On September 17, 2002, the Bankruptcy Court entered an order that, among other things, authorized and established procedures for the sale of certain property and interests free and clear of all liens, claims and encumbrances for a sale price in each case of up to $1 million. In addition, prior to effecting any such sale, the Debtors must provide prior notice of such sale to certain specified parties.

Buffalo Sabres

We made an aggregate of approximately $187 million in loans and advances, including accrued interest, to Niagara Frontier Hockey, L.P., a Delaware limited partnership owned by the Rigas Family (“NFHLP”), which owned the Buffalo Sabres hockey team. See Item 3, “Legal Proceedings — NFHLP Claim.”

On January 13, 2003, the NFHLP Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Western District of New York (the “NFHLP Bankruptcy Court”). Certain of the NFHLP Debtors entered into an asset purchase agreement with Hockey Western New York LLC in March 2003 with respect to the sale of certain assets and the assumption of certain liabilities of the NFHLP Debtors. The sale was consummated on April 23, 2003. In connection with this transaction and the joint plan of liquidation of the NFHLP Debtors, which was approved by the NFHLP Bankruptcy Court on October 3, 2003, we are to receive, among other things, a distribution of certain causes of actions against the Rigas Family, Deloitte and others, certain contingent residual interests in assets of the estates of the NFHLP Debtors and releases from certain financial obligations. We cannot predict what, if any, recovery we will receive from these interests at this time.

TelCove

Prior to January 11, 2002, we provided various telecommunications services through a majority-owned subsidiary, Adelphia Business Solutions, Inc. (“Adelphia Business Solutions”), which has since changed its name to TelCove. All references in this Annual Report to “TelCove” refer to both TelCove and Adelphia Business Solutions. Prior to January 11, 2002, TelCove provided facilities-based integrated communications services to business, governmental and educational customers in various markets within the United States. We previously owned approximately 78% of the outstanding common stock of TelCove and held approximately 96% of the total voting power in TelCove. On January 11, 2002, we distributed all of the shares of TelCove common stock owned by us to the holders of our Class A Common Stock and Class B Common Stock in the form of a dividend (the “TelCove Spin-off”).

On March 27, 2002, TelCove and its direct subsidiaries commenced cases under Chapter 11 of the Bankruptcy Code, and on June 18, 2002 certain indirect subsidiaries of TelCove commenced cases under Chapter 11 of the Bankruptcy Code. On December 19, 2003, the Court confirmed TelCove’s Modified Third Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, dated December 18, 2003 (the “TelCove Plan”). The effective date of the TelCove Plan occurred on April 7, 2004.

On February 21, 2004, we and TelCove executed a global settlement agreement (the “Global Settlement”) that resolved, among other things, certain of the parties’ claims against each other. On March 23, 2004, the Bankruptcy Court approved the Global Settlement. We recorded a liability of approximately $98 million during the fourth quarter of 2003 to provide for the estimated costs to be incurred by us in connection with the Global Settlement.

Pursuant to the Global Settlement, which was consummated on April 7, 2004, we transferred to TelCove certain settlement consideration, including approximately $58 million in cash, as well as certain vehicles, real property and intellectual property licenses used in the operation of TelCove’s businesses. The Global Settlement also provided for the transfer by us to TelCove of certain CLEC market assets, together with the various licenses, franchises and permits related to the operation and ownership of such assets, and for the execution of various annexes to the Global Settlement (the “Annex Agreements”), which provide, among other things, for a five-year business commitment to TelCove by us, future use by TelCove of certain fiber capacity in assets owned by us, the mutual release by the parties from any and all liabilities, claims and causes of action which either party has or may have against the other party, and TelCove’s management, pending transfer, of our active CLEC markets pursuant to a master management agreement that amended and superseded pre-existing management agreements between us and TelCove.

On August 20, 2004, we paid TelCove an additional $2.5 million pursuant to the Global Settlement in connection with the resolution and release of certain claims. On August 21, 2004, we transferred the CLEC market assets to TelCove.

Other

On April 29, 2004, the Bankruptcy Court approved the sale of our Buffalo, New York radio station, WNSA-FM, to Entercom Communications Corp. for $10.5 million. This sale closed on May 5, 2004. On December 15, 2004, the Bankruptcy Court approved the sale of our interests in our Venezuelan and Colombian cable systems to an individual for $3.3 million. This sale closed on December 23, 2004. On January 28, 2005, the Bankruptcy Court approved the sale of our assets in our Pennsylvania, Florida and New York security business to Devcon Security Services Corp, which closed on February 28, 2005. The adjusted purchase price was approximately $37.9 million. We are also considering the sale of our interest in our Brazilian cable systems and certain other non-core assets.

By motion dated April 14, 2005, the Debtors sought approval of a global settlement with TMCD. By order dated May 11, 2005, the Bankruptcy Court approved the settlement, which closed on May 26, 2005. Among other things, the settlement agreement transferred TMCD’s ownership interests in the Tele-Media Ventures to the Debtors, leaving the Debtors 100% ownership of the Tele-Media Ventures, resolved the pending motion of TMCD for an examiner, settled two pending avoidance actions, reconciled 691 separate proofs of claim filed by TMCD and resolved numerous other complex issues and disputes between the Debtors and TMCD. See Item 3, “Legal Proceedings — Tele-Media Examiner Motion” for additional information.

SEGMENT OPERATIONS AND CERTAIN FINANCIAL INFORMATION

Certain information concerning our segments is included in Note 15, “Segments,” to the accompanying consolidated financial statements. We do not have significant operations in foreign countries.

ITEM 1A. RISK FACTORS

Risk Factors Relating to the Sale Transaction

If the conditions to closing the Sale Transaction are not satisfied, the Sale Transaction may be terminated, which would have a significant adverse impact on us and our bankruptcy proceedings.

The Sale Transaction is subject to the satisfaction or waiver of various conditions, many of which are subject to uncertainty. The conditions to the Sale Transaction include, among others:

Closing Condition	Primary Associated Risk

•    (a) the Bankruptcy Court must enter a confirmation order, which order must (i) be a Final Order (as defined in the applicable Purchase Agreement) in full force and effect and (ii) subject to certain exceptions, include a finding that each of TW NY and Comcast is a good faith purchaser, (b) the Plan must be effective in accordance with its terms, and (c) the confirmation order and the Plan must, to the extent related to certain matters, be satisfactory to each of TW NY and Comcast, as applicable, in its reasonable discretion;

The confirmation hearing with respect to the Plan is scheduled to commence on April 24, 2006. There can be no assurances that the Bankruptcy Court will enter the confirmation order or that, prior to the time either purchaser has the right to terminate the applicable Purchase Agreement, (a) the confirmation order will (i) be a Final Order that is in full force and effect and (ii) subject to certain exceptions, include a finding that each of TW NY and Comcast is a good faith purchaser, (b) the Plan will become effective in accordance with its terms, and/or (c) the confirmation order and the Plan, to the extent related to certain matters, will be satisfactory to each of TW NY and Comcast, in its reasonable discretion.

• Receipt of certain regulatory approvals, including the consent of the FCC;

On May 18, 2005, Adelphia, Comcast and TWC applied to the FCC for the necessary approvals in connection with the Sale Transaction. Various parties have argued that the Sale Transaction should be blocked or approved only with conditions. For example, in various proceedings pending before the FCC, parties have argued for ownership caps and restrictions relating to vertical programming distribution relationships. There can be no assurance that the FCC will grant the necessary approvals or do so without conditions.

• Expiration or termination of the	On January 31, 2006, the FTC closed its antitrust investigation under

Closing Condition	Primary Associated Risk

applicable waiting period under the HSR Act;

the HSR Act of the Sale Transaction without considering or being asked to consider the Expanded Transaction. In the event that the Comcast Purchase Agreement is terminated for failure to receive FCC approval, a notice and filing under the HSR Act will be required with respect to the Expanded Transaction and the applicable governmental agencies may object to the Expanded Transaction.

•    A registration statement covering the offer and sale of the shares of TWC Class A Common Stock to be issued in the Sale Transaction being declared effective, or the offer and sale of such shares having been exempted from registration pursuant to an order of the Bankruptcy Court confirming the Plan or a no-action letter from the staff of the SEC;

We and TWC intend for the confirmation order to provide that TWC is our successor for purposes of section 1145 of the Bankruptcy Code and to rely on the exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”), provided thereby. If an exemption from registration is unavailable either pursuant to such an order or a no-action letter from the staff of the SEC, however, then TWC will have to file a registration statement under the Securities Act and have such registration statement declared effective. Such a registration statement may not be declared effective on a timely basis, if at all.

• Approval of the shares of TWC Class A Common Stock to be issued in the Sale Transaction for listing on the NYSE;

In order to list TWC Class A Common Stock on the NYSE, TWC will have to submit a listing application to the NYSE and file a registration statement under the Exchange Act with the SEC. The parties intend that the TWC Class A Common Stock qualify as the successor to our Class A Common Stock’s registration under Section 12(g) of the Exchange Act pursuant to Rule 12g-3 promulgated thereunder, and, accordingly, TWC would file a Form 8-A to register the stock for trading on an exchange. Review of the NYSE listing application by the NYSE may not be completed on a timely basis, if at all.

• The absence of any material adverse effect with respect to TWC’s business (in the case of the TW Purchase Agreement) and with respect to certain significant components of our business;

We expect the closing to occur by July 31, 2006, the date under the Purchase Agreements after which either party may terminate, subject to certain exceptions, the applicable Purchase Agreement if the closing has not already occurred. Prior to the closing of the Sale Transaction, our businesses and the businesses of TWC will be subject to a large number of factors, many of them outside the control of their respective managements that could result in a material adverse effect. These factors include competition, regulatory change, technological innovation, changes in the business and economic climate in the jurisdictions in which such businesses operate, acts of man and God and other risks.

Closing Condition	Primary Associated Risk

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

We expect the closing to occur by July 31, 2006, the date under the Purchase Agreements after which either party may terminate, subject to certain exceptions, the applicable Purchase Agreement if the closing has not already occurred. During the period of time between the signing of the Purchase Agreements and the closing of the Sale Transaction, a change or proposed change in tax law may occur that would adversely affect the tax treatment accorded to the Sale Transaction with respect to TW NY.

•    Subject to certain limited exceptions, the filing of certain tax elections with respect to the Century-TCI/Parnassos Partnerships and delivery, in the case of the Comcast Purchase Agreement, to Comcast, or, in the case of the Expanded Transaction pursuant to the TW Purchase Agreement and the Expanded Transaction Letter Agreement, to TW NY, of a related opinion of counsel regarding such tax elections; and

Subject to certain limited exceptions, Comcast and TW NY do not have to consummate the Comcast Purchase Agreement or the Expanded Transaction, respectively, if there has not been a filing under section 754 of the Tax Code by each of the Century-TCI/Parnassos Partnerships and a delivery, in the case of the Comcast Purchase Agreement, to Comcast or, in the case of the Expanded Transaction, to TW NY of a related opinion of counsel regarding such tax elections. In order to make these elections, the 2005 income tax returns for these partnerships must be filed. Before these returns may be filed, however, the tax records for these partnerships will have to be substantially reviewed. We may not be able to complete these reviews and file these tax returns before the date on which the parties would otherwise close the Sale Transaction, and we may not be able to procure the delivery of such an opinion of counsel.

• The provision of certain audited and unaudited historical financial information by Adelphia to TW NY and Comcast.	Our ability to provide such financial information is limited, and we may not be able to satisfy this condition.

See Item 1, “Certain Business and other Developments Relating to the Chapter 11 Cases — Events Occurring During the Pendency of the Chapter 11 Cases under Interim Management and Current Management — The Plan of Reorganization and the Sale Transaction” for a list of certain additional conditions to closing of the Sale Transaction. There can be no assurance that all of the various conditions will be satisfied or waived.

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

Uncertainty related to the Sale Transaction could have a material adverse effect on our business.

Uncertainty about whether and when the Sale Transaction will be completed and expectations as to how the business of Comcast and TWC will be operated after the consummation of the Sale Transaction could have a material adverse effect on our business, including through employee attrition (as discussed further in the risk factor below) and increased attempts by competitors to persuade our subscribers to change service providers. This could increase our rate of subscriber churn and the rate of loss of subscribers. It also could have a negative impact on our revenue and results of operations.

The pursuit of the Sale Transaction, the Chapter 11 Cases and pending litigation consume a substantial portion of the time and attention of management and certain aspects of the Sale Transaction will impact how our business is conducted, which may have an adverse effect on our business and results of operations.

Since April 2004, we have been proceeding with a potential sale of the Company and until April 2005, the potential emergence from bankruptcy as a stand-alone company. The requirements of this process, the Chapter 11 Cases and pending litigation consume a substantial portion of management’s time and attention and leave them with less time to devote to the operations of our business. This diversion of management’s attention continued in 2005 and continues in 2006 and may have a material adverse effect on the conduct of our business, and, as a result, on our financial condition and results of operations. In addition, certain aspects of the Sale Transaction will impact how our business is conducted, which may have an adverse effect on our business and results of operations.

We are experiencing increased levels of employee attrition and our employees are facing considerable distractions and uncertainty due to the impending Sale Transaction.

Because of the Sale Transaction, we are experiencing increased levels of employee attrition and our employees are facing considerable distractions and uncertainty. A loss of key personnel or a substantial reduction in our workforce or material erosion of employee morale could have a material adverse effect on our business, including, but not limited to, our sales, marketing, customer care, product development and management. We have experienced difficulty in recruiting replacement employees with appropriate qualifications in light of the Sale Transaction, and such difficulties are likely to continue. If we are unable to replace employees quickly, we may be forced to hire contractors or consultants at higher rates than the salaried employees whom they replace. The failure to replace our departing workforce quickly or the loss of the services of any members of our senior management could impair our ability to execute our business operational strategy and, as a result, could have a material adverse effect on our financial condition and results of operations.

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

The Debtors will be liable for federal, state and local income and franchise taxes as a result of the Sale Transaction. The current estimated likely range of this tax liability is from $430 million to $790 million. This estimated range of the liability, however, is based on incomplete information as a result of deficiencies in the Debtors’ tax records. Accordingly, these estimates are subject to change, and by the time the Plan is consummated, the Debtors’ estimate of their income and franchise tax liabilities, and their estimate of the potential range of such liabilities, resulting from the Sale Transaction may be materially in excess of the current estimates. In addition, it is assumed for purposes of these estimates that all elements of the Sale Transaction will occur during a single taxable year. To the extent elements of the Sale Transaction were to occur in more than one taxable year, the Debtors could have material additional income and franchise tax liability resulting from the Sale Transaction because the tax basis in the property held by the Debtors at the end of the taxable year which includes the Effective Date (as defined in the Plan) would be subject to reduction as a result of the cancellation of debt income recognized by the Debtors. Furthermore, although the Debtors do not expect to hold material non-cash assets at such time and therefore do not expect to be subject to the attribute reduction, there can be no assurance that the IRS will not seek to require basis reduction with respect to the assets then held by the Debtors or assert that the Debtors actually or constructively hold additional assets subject to basis reduction. If the IRS were successful in requiring such basis reduction, the Debtors could be subject to additional income and franchise tax liability potentially in a material amount. Any such increase in the Debtors’ estimated tax liabilities would reduce the amount available for distribution to stakeholders.

Risk Factors Relating to the Chapter 11 Cases

If the Plan is not confirmed on a timely basis, the value to the Debtors from the Sale Transaction may be lost or materially reduced.

The Debtors believe that the value to the Debtors from the Sale Transaction materially exceeds the value of the reorganized Debtors on a stand-alone basis. If the Plan is not confirmed by July 24, 2006 or, in the event of the Expanded Transaction, January 24, 2007, as applicable, so long as TW NY and Comcast have not breached in any material respect any of their representations, warranties or covenants in the Purchase Agreements that have proximately contributed to such delay, TW NY and Comcast have the right to terminate the applicable Purchase Agreement. In such event, the Debtors will not realize such excess value and, under certain circumstances, will be required to pay TW NY a termination fee of approximately $353 million and Comcast a termination fee of $87.5 million. In addition, the Sale Transaction is subject to numerous closing conditions. If the closing of the Sale Transaction is delayed, there is an increased risk of an unforeseen event resulting in the failure of a condition to the closing of the Sale Transaction. Further, there can be no assurance that the Plan litigation process will be concluded within the time frame set forth above.

In addition, the purchase price payable by TW NY and Comcast (or only TW NY in the event of the Expanded Transaction) at the closing of the Sale Transaction is subject to customary adjustments to reflect, with respect to each Specified Business (as the term is used in the Purchase Agreements), the net liabilities as of and after giving effect to the closing of the Sale Transaction, any surplus or shortfall generally as of the closing of the Sale Transaction in eligible basic subscribers (as the term is used in the

Purchase Agreements) as measured against the projections specified in the Purchase Agreements and any shortfall or, subject to TW NY’s or Comcast’s consent, as applicable, any surplus in capital expenditure spending relative to budget during the period between December 31, 2004 and the closing of the Sale Transaction. As a result of the uncertainties and challenges to the business arising out of the Chapter 11 Cases and the pending Sale Transaction, the Debtors believe that the probability and magnitude of any such adjustments to the purchase price payable in the Sale Transaction increase the later the closing of the Sale Transaction occurs.

Adverse publicity and the stigma of the Chapter 11 Cases generally may negatively impact our business, financial condition and results of operations.

Adverse publicity and news coverage relating to the wrongful conduct of the Rigas Family, the criminal indictment of certain members of the Rigas Family, the guilty verdicts against John J. and Timothy J. Rigas and the other circumstances surrounding the Debtors’ Chapter 11 filing as well as the pendency of the Chapter 11 Cases has negatively impacted our efforts to maintain our existing customer base, obtain new customers, maintain our relationships with vendors and retain employees, as well as reestablish and promote name recognition and a positive image. In addition, the effect, if any, that reorganization proceedings under Chapter 11 may have on our business, financial condition and results of operations cannot be accurately predicted or quantified. If confirmation and consummation of a plan of reorganization do not occur expeditiously, the Chapter 11 Cases could further adversely affect our relationships with our customers, employees and vendors.

Allowance of claims may substantially dilute the recovery to holders of claims and equity interests under the Plan.

As of the Bar Date, approximately 17,000 proofs of claim asserting approximately $3.20 trillion in claims were filed, and as of December 31, 2005, approximately 18,000 proofs of claim asserting approximately $3.78 trillion in claims were filed, in each case including duplicative claims but excluding any estimated amounts for unliquidated claims. The Debtors currently are in the process of reviewing, analyzing and reconciling the scheduled and filed claims and have filed several omnibus objections that address approximately of $3.68 trillion of such claims. Additional omnibus objections may be filed as the claims resolution process continues. Although certain claims addressed in such omnibus objections have been disallowed and expunged, reduced and allowed or subordinated by orders of the Bankruptcy Court, the ultimate number and allowed amounts of such claims are not determinable at present, and the Debtors expect that the claims resolution process will take significant time to complete and will continue following consummation of the Plan. The failure to obtain disallowance of a substantial majority of these proofs of claims would substantially dilute the recoveries to the Debtors’ stakeholders.

Risk Factors Relating to Legal and Regulatory Matters

If court approval of the Government Settlement Agreements is overturned or vacated, we may not be able to consummate the Sale Transaction, may not obtain title to the Rigas Co-Borrowing Entities and may face other material adverse consequences.

The Government Settlement Agreements were subject to the approval of, and have been approved by, the Bankruptcy Court. Our consent to the final judgment in the SEC Civil Action was subject to the approval of, and has been approved by, both the Bankruptcy Court and the District Court. Various parties have challenged and sought appellate review or reconsideration of the orders of the Bankruptcy Court approving the Government Settlement Agreements. The District Court affirmed the Bankruptcy Court’s approval of the Non-Prosecution Agreement, Adelphia’s consent to the final judgment in the SEC Civil Action and the Adelphia-Rigas Settlement Agreement. On March 24, 2006, various parties appealed the District Court's order affirming the Bankruptcy Court's approval to the United States Court of Appeals for the Second Circuit (the “Second Circuit”). The order of the District Court approving our consent to the final judgment in the SEC Civil Action has not been appealed. The appeals of the District Court’s approval of the Government-Rigas Settlement Agreement and the creation of the Restitution Fund have been denied by the Second Circuit. If the Bankruptcy Court order is overturned or vacated, then the Government Settlement Agreements may not remain effective and we may face the risk of indictment by the U.S. Attorney, and the SEC’s claim against us may be fixed by the District Court and allowed by the Bankruptcy Court, which could materially dilute the recoveries of other creditors. Moreover, in the absence of the Government Settlement Agreements, we may not be able to obtain title to the Rigas Co-Borrowing Entities forfeited by the Rigas Family to the United States and the closing of the Sale Transaction may not occur because satisfactory settlement of the claims and causes of actions brought by the SEC and the investigation by the DoJ is a condition to the closing of the Sale Transaction.

Even if the Government Settlement Agreements are effective, we may not be able to obtain title to the Managed Cable Entities.

For us to obtain title to the Managed Cable Entities (other than Coudersport and Bucktail) pursuant to the Non-Prosecution Agreement, the United States must first obtain title to such Managed Cable Entities free and clear of liens, claims, encumbrances or adverse interests of third parties and then transfer title to such Managed Cable Entities to us.

Pursuant to the Government-Rigas Settlement Agreement and the Non-Prosecution Agreement, we expect to obtain ownership of all of the Managed Cable Entities (other than Coudersport and Bucktail, two small cable systems with approximately 5,000 subscribers as of the date of the Forfeiture Order). Upon obtaining ownership of such Managed Cable Entities, we expect to file voluntary petitions to reorganize such entities in proceedings jointly administered with the Debtors’ Chapter 11 Cases. Once these entities emerge from bankruptcy, we expect to be able to transfer to TW NY and Comcast the assets of such Managed Cable Entities as part of the Sale Transaction. Although we believe that title to such Managed Cable Entities will be transferred to us, there can be no assurance that the U.S. Attorney will be able to obtain and to transfer title to such Managed Cable Entities to us free and clear of liens, claims, encumbrances or adverse interests of third parties. Under the terms of the Purchase Agreements, if we are unable to transfer all of the assets of the Managed Cable Entities to Comcast and TW NY at the closing of the Sale Transaction, the initial purchase price payable by Comcast and TW NY would be reduced by an aggregate amount of up to $600 million and $390 million, respectively, but would become payable to the extent such assets are transferred to TW NY and Comcast within 15 months of the closing. Adelphia believes that the failure to transfer the assets of Coudersport and Bucktail to TW NY and Comcast will result in an aggregate purchase price reduction of approximately $23 million, reflecting a reduction to the purchase price payable by TW NY of approximately $15 million and by Comcast of approximately $8 million.

We may not be able to make the payments required under the Non-Prosecution Agreement if the Plan is not effective by October 15, 2006.

Unless extended on consent of the U.S. Government, which consent may not be unreasonably withheld, we are required to contribute $715 million in value to a fund to be established and administered by the United States Attorney General and the SEC for the benefit of investors harmed by the activities of Rigas Management (the “Restitution Fund”) called for by the Non-Prosecution Agreement by October 15, 2006. If the Plan is not consummated by October 15, 2006, we may not be able to make the payments to the Restitution Fund required under the Non-Prosecution Agreement. If title to the Rigas Co-Borrowing Entities (other than Coudersport and Bucktail) is transferred to us, our failure to make the payments required under the Non-Prosecution Agreement in a timely fashion may constitute a material breach of the Non-Prosecution Agreement and the final judgment in the SEC Civil Action. Under such circumstances, among other things, we may still face the risk of indictment by the U.S. Attorney, the SEC’s claim against us may be fixed by the District Court and allowed by the Bankruptcy Court, which could materially dilute the recoveries of other creditors, and we may not be able to retain title to such Rigas Co-Borrowing Entities that we expect to be transferred to us (subject to completion of forfeiture proceedings before a federal judge to determine if there are any superior claims).

There is uncertainty regarding the amount of our tax attributes and our potential tax liabilities.

As a result of the fraud and other alleged improper acts committed by Rigas Management (as explained in greater detail herein in Item 1, “Business — Certain Business and Other Developments

Relating to the Chapter 11 Cases — Certain Events Leading to the Installation of Interim Management and Commencement of the Chapter 11 Cases in 2002”), we corrected our books and records for the years 1999-2004. We currently intend to file certain amended federal, state and local income and franchise tax returns for 1999 through 2004 to conform to our corrected books and records. This may entail the preparation and filing of over 3,600 federal, state and local income and franchise tax returns. Although we have begun the process of preparing these amended returns, this undertaking will take a substantial amount of time to complete. We expect that the amendment of these income tax and franchise tax returns will result in substantial changes to the amount and location of our tax attributes (such as asset tax basis and net operating loss carryovers) for federal, state and local income and franchise tax purposes. It is possible that the amended tax returns will reflect additional federal, state and local income tax and franchise tax liabilities for these periods that were not reflected on the original returns and that will become payable.

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

Adelphia and several of its subsidiaries failed to file periodic reports for prior periods during which they had reporting obligations, which may create civil and criminal liability under federal securities law and have a material adverse impact on the recovery contemplated by the Plan.

Because of record keeping and financial reporting practices employed during the tenure of Rigas Management, Adelphia failed to file periodic reports with the SEC for certain prior periods and thus was not current in its periodic reporting obligations under the Exchange Act during such periods. Similarly, we cannot obtain the data required to produce reliable financial statements for certain of our subsidiaries that also are reporting companies under the Exchange Act. As a result, certain of our subsidiaries failed to file and are unable to file periodic reports with the SEC for prior periods during which they had reporting obligations. The failure to file periodic reports with the SEC may create civil and criminal liability under federal securities law, the result of which could have a material adverse impact on the recovery to our creditors and to the creditors of certain of our subsidiaries.

Risk Factors Relating to Our Business

The continued decline of our basic cable subscribers could have a material adverse effect on our business, financial condition and results of operations.

We lost approximately 133,000 basic cable subscribers in 2005, and we expect subscriber losses to continue in 2006. This decline was driven primarily by competitive pressures from DBS providers, brand impairment as a result of the Chapter 11 Cases and the actions of Rigas Management and ordinary course rate increases taken throughout the year. In addition, seasonality issues (college communities, warm/cold weather community migrations) can increase churn and subscriber loss. Also, a significant portion of our subscribers on promotions disconnect their service when the promotion expires. Increases in churn result in higher operating costs through increased service calls, higher customer call volume and added marketing expense. If our subscriber losses are significantly greater than our projections, the loss of such subscribers may result in a material adverse effect on our financial condition and results of operations.

In addition, subscriber loss above specified projected levels would result in a reduction in the purchase price payable in the Sale Transaction by Comcast and/or TW NY and subscriber loss above a specified level greater than our projected levels could result in the termination of the Sale Transaction at their option.

Our business is subject to extensive governmental legislation and regulation, which could have a material adverse effect on our business by increasing our expenses or limiting our operational flexibility.

Various laws and regulations affect our business. Increased regulation or changes in existing regulation may require us to change our business practices and may increase the costs of providing services to our customers, which could have a material adverse effect on our financial condition and results of operations. See Item 1, “Business — Regulation and Legislation.”  The key regulatory risks currently facing us are set forth below:

•                  Pricing. The Communications Act and the FCC’s regulations and policies limit the prices that cable systems may charge for basic service and equipment in communities that are not subject to effective competition, as defined by federal law. Some parties have proposed imposing new regulations on the pricing and packaging of cable services. The FCC has certain cable pricing matters under review. We cannot now predict the outcome of these pricing-related initiatives.

•                  Must-Carry. Cable companies are currently subject to a requirement that they carry, without compensation, the programming transmitted by most commercial and non-commercial local television stations that have not elected retransmission consent. In February 2005, the FCC decided not to expand these must-carry obligations as broadcasters transition from analog to digital transmission technologies. Specifically, the FCC decided not to require cable operators to carry both broadcasters’ analog and digital signals during the transition or broadcasters’ digital multicast services during or after the transition. Various parties are seeking to reverse the FCC’s decision at the FCC, in federal court, and in Congress. We cannot predict at this time whether these challenges to the FCC’s decision will succeed and, if they do succeed, how they might affect our operations. We also cannot predict whether any party will take any additional actions regarding the FCC’s decision or, if parties do take additional actions, how such actions might affect our operations.

•                  HSI. The FCC has classified high-speed cable Internet service as an “interstate information service,” which has historically meant that fewer regulations apply to the provision of this service. The FCC’s classification was recently upheld by the U.S. Supreme Court. The FCC is currently considering whether to impose any federal regulations on high-speed cable Internet service, such as rules relating to customer service, and whether to permit LFAs to impose fees or other requirements on such service. It has also imposed obligations to assist in law enforcement monitoring. We cannot predict the outcome of these FCC deliberations or how such outcome might affect our operations.

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

In addition, we are required to obtain federal, state and local licenses and other authorizations in connection with our offering of communications services. We may not be able to obtain these licenses and authorizations in a timely manner, or at all, and conditions that are unfavorable to us could be imposed upon these licenses or authorizations. To the extent that we decide to offer telephone services, we will be subject to risks associated with the regulation of such communications services by the FCC and state and/or local authorities, as well as the likelihood of higher fees for pole attachments, which could have a material adverse effect on our financial condition and results of operations.

We may not be able to pass increases in our programming costs on to our customers, which could have a material adverse effect on our financial condition and results of operations.

Programming costs have historically been, and are expected to continue to be, our largest single expense item. In recent years, the cable and satellite video industries have experienced a rapid escalation in the cost of programming, particularly sports programming. This escalation may continue, and we may not be able to pass programming cost increases on to our customers due to competitive constraints. In addition, as we upgrade our systems and continue to rollout advanced services such as HD and VOD, we may face increased programming costs. This, in conjunction with the additional market constraints on our ability to pass programming costs on to our customers, may have a material adverse effect on our financial condition and results of operations.

We are also party to retransmission consent agreements with broadcasters under which we are required to obtain the consent of the broadcasters prior to retransmitting broadcast programming to our subscribers. Broadcasters are increasingly making demands for financial and other concessions in order to obtain their consent, and we may not be able to continue to reach agreements with these broadcasters to obtain retransmission consents on acceptable terms, if at all. We cannot predict the magnitude of the financial effect should we fail to obtain retransmission consents on reasonable terms and be unable to provide certain broadcast programming to our subscribers.

Competition from programming distributors and other communications providers could adversely affect the future results of our operations.

The broadband communications industry in which we operate is highly competitive. Our cable systems’ video services compete with a number of different sources, principally DBS providers that provide information, news and entertainment programming. In addition, several of the RBOCs have recently announced plans to upgrade their networks and provide video services to consumers, and some have began to offer video service. We also are facing increased competition from larger telephone company competitors as telephone companies, such as Verizon and MCI, SBC and AT&T and potentially AT&T and BellSouth Corporation, continue to consolidate. Our HSI services compete with DSL services and dial-up services provided by telephone companies and other providers. To the extent our competitors are able to bundle the services they offer to consumers with other services, such as bundling video, HSI and/or wireless telephony services, it will be more difficult for us to sell our services to consumers who are purchasing these bundled services from our competitors, as well as retain current customers to whom such competing bundles are available. Many of the companies with which we compete have better financial resources, greater access to financing, more operational experience, better brand name recognition and less extensive regulatory obligations. This competition may adversely impact our ability to attract and retain subscribers, generate incremental revenue through upgrades and selling of advanced services and increase or maintain prices for our services, any of which could have a material adverse effect on our financial condition and results of operations.

Our cable systems are operated under franchises that are subject to non-renewal or termination.

Our cable systems generally operate pursuant to franchises that are typically granted by a municipality or other state or local government that controls the public rights-of-way. Many franchises establish comprehensive requirements, including as to documentation, facilities and services, and specific customer service standards, and impose monetary penalties for non-compliance. At any given time, some of our franchises may be out of compliance with such requirements. In many cases, franchises are terminable if the franchisee fails to comply with material provisions set forth in the franchise agreement. Franchises generally are granted for fixed terms and must be periodically renewed. LFAs may resist granting or deny a renewal or transfer of a franchise if either past performance or compliance or the prospective operating proposal is considered inadequate. LFAs often demand concessions or other commitments as a condition to renewal or transfer, which concessions or other commitments have been and may continue to be costly.

We have a number of franchises that are nearing expiration or have already expired. Although the majority of such franchises are entitled to the 1984 Cable Act formal renewal procedures and protections and we will pursue such renewal procedures, a number of such franchises are not entitled to 1984 Cable Act formal renewal procedures. As of December 31, 2005, we had approximately 173 franchises (representing approximately 625,000 basic cable subscribers) that have expired, but for which notice of renewal was timely provided to the franchising authority and for which we intend to pursue the renewal protections and procedures of the 1984 Cable Act. However, notice of renewal under the 1984 Cable Act was not timely provided for approximately 27 franchises (representing approximately 44,000 subscribers) that had expired and approximately 28 franchises (representing approximately 61,000 subscribers) that had less than 30 months until expiration and, therefore, were deemed not timely filed under the 1984 Cable Act. If a franchise is terminated or is not renewed, it could have a material adverse effect on our business in the affected market, and if multiple franchises are terminated or not renewed, this could have a material adverse effect on our financial condition and results of operations.

We operate cable systems under franchises that are nonexclusive, which could lead to additional franchised competitors operating in areas where we hold franchises, reducing the potential profitability of those markets.

Our cable systems are operated under non-exclusive franchises granted by LFAs. Consequently, these LFAs can grant additional franchises to competitors in the same geographic area. As a result, competitors, including the local telephone company, may build systems in areas in which we may hold franchises. In some cases municipal utilities may legally compete with us without obtaining a franchise from the relevant LFA. Some states, including Indiana, Texas and Virginia, have already passed legislation allowing state-wide franchises for new video service providers on terms less burdensome than existing local cable franchises, although the Texas law is currently subject to court challenge. Other states are considering similar legislation. These overbuilds could have a material adverse effect on our business in the affected market.

LFAs have the ability to impose additional regulatory constraints on our business, which can further increase our expenses.

In addition to the relevant franchise agreements, cable authorities in some jurisdictions have adopted cable regulatory ordinances that further regulate the operation of cable systems. These additional regulations have the effect of increasing our expenses in operating our business. LFAs may impose new and more restrictive requirements on us. In addition, certain of our LFAs have certified with the FCC to regulate our basic service and equipment rates and have the ability to reduce certain rates and order refunds of basic service and associated equipment rates based on a review of our rate filings and application of applicable FCC rules and guidelines.

We rely on the Third Extended DIP Facility to provide funding for our working capital needs, and the failure to maintain access to these funds or the failure to extend the Third Extended DIP Facility, if necessary, could have a material adverse effect on us.

We rely on the Third Extended DIP Facility to provide funding for our working capital needs, and, therefore, we must continue to comply with the covenants specified in the Third Extended DIP Facility to maintain access to such funds. Any failure to comply with such covenants would constitute a default under the Third Extended DIP Facility and could have a material adverse effect on the Debtors. In addition, the obligation of the lenders to make loans under the Third Extended DIP Facility currently expires on August 7, 2006. If the consummation of the Sale Transaction and the effective date of the Plan do not occur prior to August 7, 2006, we will need to seek an extension of the Third Extended DIP Facility. There can be no assurance that we will be successful in obtaining such an extension, if necessary, on terms that are acceptable to us, if at all, and the failure to do so would have a material adverse effect on our financial condition and results of operations.

We are defendants in significant pending litigation, which could have a material adverse effect on us.

We are defendants in certain significant litigation, described in more detail in Item 3, “Legal Proceedings.”  If any of these proceedings is decided against us, we could be subject to substantial damages, other penalties or non-monetary remedies. These penalties and other effects of litigation, including the significant legal fees and expenses we are incurring and will continue to incur, could have a material adverse effect on our financial condition and results of operations. In addition, our participation in such proceedings require the use of a significant amount of management resources, which is likely to continue as we seek to resolve these matters. The continued failure to resolve such litigation could have a significant adverse impact on the availability of our management resources.

If the Sale Transaction is not consummated and we continue doing business as a stand-alone entity, we would expect to resume our efforts to launch VoIP in an increasingly competitive and highly regulated market. Our failure to successfully launch VoIP as a stand-alone entity could have a material adverse effect on our business and results of operations.

In 2005, we completed the technical and operational trials validating our network and operational ability to provide residential phone services using VoIP technology over the hybrid fiber coaxial (HFC) network. We have determined that it is not a good use of our resources to launch VoIP service at this time, particularly in light of the impending Sale Transaction. If the Sale Transaction is not consummated and we continue doing business as a stand-alone entity, we would expect to recommence our efforts to launch our VoIP service. The regulatory status of VoIP, however, is uncertain due to continuing controversy among various parties, especially telephone companies, cable companies and federal and state regulators as to whether numerous telephone service regulations and obligations should apply to VoIP service. This regulatory uncertainty could pose several obstacles to any future launch of our VoIP service. For example, incumbent telephone companies might deny us interconnection rights or make it difficult for us to obtain telephone numbers for our customers. The extent to which these or other obstacles could delay or complicate any future launch of our VoIP service cannot be predicted at this time. In the event, however, the Sale Transaction is not consummated and we continue doing business as a stand-alone entity, failure to launch VoIP could have a material adverse effect on our business and results of operations.

We may not be able to keep pace with technological developments or customers’ demand for advanced services, which would impair our ability to compete and adversely affect our performance and future prospects.

We may not be able to keep pace with technological developments and may not be able to successfully anticipate the demand of customers for services requiring new technology. This type of rapid technological change could have a material adverse effect on our business. For example, our cable business may be adversely affected by competition from alternate technologies for delivering video, data and voice services, such as new and emerging wireless and IP-based distribution platforms. Our inability to upgrade, maintain and expand our systems and provide advanced services in a timely manner or to anticipate the demands of the marketplace could have a material adverse effect on our ability to compete effectively. Likewise, our business may be adversely affected if new equipment, such as digital set-top boxes or DVRs, or new services, such as digital cable, HSI service or VOD, fail to appeal to enough consumers, are unavailable at prices consumers are willing to pay, do not function as expected or are not delivered in a timely fashion. In addition, if the Sale Transaction is not consummated and we continue doing business as a stand-alone entity, our business may be adversely affected by our delay in launching VoIP service. Further, the introduction of VoIP or other new services would require substantial expansion in customer care service and billing, which we may not be able to provide or which may prove more costly than anticipated. Finally, while we believe that providing bundled service offerings will be increasingly important as new services are provided, we currently have limited ability to provide unified customer care and billing. Consequently, our financial condition and results of operations could be materially and adversely affected.

We are exposed to physical and economic events outside of our control that affect the regions which we serve.

We have significant operations in regions that are vulnerable to hurricanes and other natural disasters. Our financial condition and results of operations can be adversely affected by physical and economic events outside of our control that affect operations in these regions.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

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

Our cables and related equipment are attached in certain cases, to utility poles under pole rental agreements with local public utilities or the distribution cable is buried in underground ducts or trenches. See Item 1, “Business — Regulation and Legislation.”

We own or lease parcels of real property for signal reception sites (antenna towers and headends), microwave facilities and business offices in each of our market areas, and own approximately half of our service vehicles.

We believe that our properties, both owned and leased, are in good operating condition and are suitable and adequate for our business operations.

ITEM 3. LEGAL PROCEEDINGS

BANKRUPTCY PROCEEDINGS

On June 25, 2002, Adelphia and substantially all of its wholly owned, domestic subsidiaries filed voluntary petitions to reorganize under Chapter 11 in the Bankruptcy Court. On October 6 and November 15, 2005, certain additional subsidiaries filed voluntary petitions to reorganize at which time they became part of the Debtors and the Chapter 11 Cases. Previously, on June 10, 2002, Century filed a voluntary petition to reorganize under Chapter 11. These cases are being jointly administered under the caption “In re: Adelphia Communications Corporation, et al., Case No. 02-41729.”  We are currently operating as debtors-in-possession.

Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most other pending litigation, are stayed and other contractual obligations against us generally may not be enforced. Absent an order of the Bankruptcy Court, substantially all pre-petition liabilities, including certain of the proceedings described below, will be settled under a plan of reorganization, which must be voted upon by holders of claims and equity interests and approved by the Bankruptcy Court.

We cannot predict the outcome of these proceedings or estimate the possible effects on our financial condition or results of operations.

SEC CIVIL ACTION AND DOJ INVESTIGATION

On July 24, 2002, the SEC filed a civil enforcement action (the “SEC Civil Action”) against Adelphia, certain members of the Rigas Family and others, alleging various securities fraud and improper books and records claims arising out of actions allegedly taken or directed by certain members of Rigas Management (none of whom remain with us).

On December 3, 2003, the SEC filed a proof of claim in the Chapter 11 Cases against Adelphia for, among other things, penalties, disgorgement and prejudgment interest in an unspecified amount. The staff of the SEC told our advisors that its asserted claims for disgorgement and civil penalties under various legal theories could amount to billions of dollars. On July 14, 2004, the Creditors’ Committee initiated an adversary proceeding seeking, in effect, to subordinate the SEC’s claims based on the SEC Civil Action.

On April 25, 2005, after extensive negotiations with the SEC and the U.S. Attorney, we entered into the Non-Prosecution Agreement pursuant to which we agreed, among other things to contribute $715 million in value to the Restitution Fund, to continue to cooperate with the U.S. Attorney until the later of April 25, 2007, or the date upon which all prosecutions arising out of the conduct described in the Rigas Criminal Action (as described below) and SEC Civil Action are final and not to assert claims against the Rigas Family except for John J. Rigas, Timothy J. Rigas and Michael J. Rigas (together, the “Excluded Parties”), provided that Michael J. Rigas will cease to be an Excluded Party if all currently pending criminal proceedings against him are resolved without a felony conviction on a charge involving fraud or false statements (other than false statements to the U.S. Attorney or the SEC). On November 23, 2005, Michael J. Rigas pled guilty to a violation of Title 47, U.S. Code, Section 220(e) for making a false entry in a Company record (in a form required to be filed with the SEC), and on March 3, 2006, was sentenced to two years of probation, including 10 months of home confinement.

Our contribution to the Restitution Fund will consist of stock, future proceeds of litigation and, assuming consummation of the Sale Transaction (or another sale generating cash of at least $10 billion), cash. In the event of a sale generating both stock and at least $10 billion in cash, as contemplated in the Sale Transaction, the components of our contribution to the Restitution Fund will consist of $600 million in cash and stock (with at least $200 million in cash) and 50% of the first $230 million of future proceeds, if any, from certain litigation against third parties who injured us. If, however, the Sale Transaction (or another sale) is not consummated and instead we emerge from bankruptcy as an independent entity, the

$600 million payment by us will consist entirely of stock in the reorganized Adelphia. Unless extended on consent of the U.S. Attorney and the SEC, which consent may not be unreasonably withheld, we must make these payments on or before the earlier of October 15, 2006, 120 days after confirmation of a stand-alone plan of reorganization, or seven days after the first distribution of stock or cash to creditors under any plan of reorganization. We recorded charges of $425 million and $175 million during 2004 and 2002, respectively, related to the Non-Prosecution Agreement.

The U.S. Attorney agreed not to prosecute Adelphia or specified subsidiaries of Adelphia for any conduct (other than criminal tax violations) related to the Rigas Criminal Action (defined below) or the allegations contained in the SEC Civil Action, not to use information obtained through our cooperation with the U.S. Attorney to criminally prosecute us for tax violations, and to transfer to us all of the Rigas Co-Borrowing Entities forfeited by the Rigas Family and Rigas Family Entities, certain specified real estate forfeited by the Rigas Family and Rigas Family Entities and any of our securities that were directly or indirectly owned by the Rigas Family and Rigas Family Entities prior to forfeiture. The U.S. Attorney agreed with the Rigas Family not to require forfeiture of Coudersport and Bucktail (which together served approximately 5,000 subscribers as of the date of the Forfeiture Order). A condition precedent to our obligation to make the contribution to the Restitution Fund described in the preceding paragraph is our receipt of title to the Rigas Co-Borrowing Entities, certain specified real estate and any securities described above forfeited by the Rigas Family and Rigas Family Entities, free and clear of all liens, claims, encumbrances or adverse interests. The forfeited Rigas Co-Borrowing Entities anticipated to be transferred (subject to completion of forfeiture proceedings before a federal judge to determine if there are any superior claims) to us represent the overwhelming majority of the Rigas Co-Borrowing Entities’ subscribers and value.

Also on April 25, 2005, we consented to the entry of a final judgment in the SEC Civil Action resolving the SEC’s claims against us. Pursuant to this agreement, we will be permanently enjoined from violating various provisions of the federal securities laws, and the SEC has agreed that if we make the $715 million contribution to the Restitution Fund, then we will not be required to pay disgorgement or a civil monetary penalty to satisfy the SEC’s claims.

Pursuant to letter agreements with TW NY and Comcast, the U.S. Attorney has agreed, notwithstanding any failure by us to comply with the Non-Prosecution Agreement, that it will not criminally prosecute any of the joint venture entities or their subsidiaries purchased from us by TW NY or Comcast pursuant to the Purchase Agreements. Under such letter agreements, each of TW NY and Comcast have agreed that following the closing of the Sale Transaction they will cooperate with the relevant governmental authorities’ requests for information about our operations, finances and corporate governance between 1997 and confirmation of the Plan. The sole and exclusive remedy against TW NY or Comcast for breach of any obligation in the letter agreements is a civil action for breach of contract seeking specific performance of such obligations. In addition, TW NY and Comcast entered into letter agreements with the SEC agreeing that upon and after the closing of the Sale Transaction, TW NY, Comcast and their respective affiliates (including the joint venture entities transferred pursuant to the Purchase Agreements) will not be subject to, or have any obligation under, the final judgment consented to by us in the SEC Civil Action.

The Non-Prosecution Agreement was subject to the approval of, and has been approved by, the Bankruptcy Court. Adelphia’s consent to the final judgment in the SEC Civil Action was subject to the approval of, and has been approved by, both the Bankruptcy Court and the District Court. Various parties have challenged and sought appellate review or reconsideration of the orders of the Bankruptcy Court approving these settlements. The District Court affirmed the Bankruptcy Court’s approval of the Non-Prosecution Agreement, Adelphia’s consent to the final judgment in the SEC Civil Action and the Adelphia-Rigas Settlement Agreement. On March 24, 2006, various parties appealed the District Court's order affirming the Bankruptcy Court's approval to the Second Circuit. The order of the District Court approving Adelphia’s consent to the final judgment in the SEC Civil Action has not been appealed. The appeals of the District Court’s approval of the Government-Rigas Settlement Agreement and the creation of the Restitution Fund have been denied by the Second Circuit.

ADELPHIA’S LAWSUIT AGAINST THE RIGAS FAMILY

On July 24, 2002, Adelphia filed a complaint in the Bankruptcy Court against John J. Rigas, Michael J. Rigas, Timothy J. Rigas, James P. Rigas, James Brown, Michael C. Mulcahey, Peter L. Venetis, Doris Rigas, Ellen Rigas Venetis and the Rigas Family Entities (the “Rigas Civil Action”). This action generally alleged the defendants misappropriated billions of dollars from us in breach of their fiduciary duties to Adelphia. On November 15, 2002, Adelphia filed an amended complaint against the defendants that expanded upon the facts alleged in the original complaint and alleged violations of the Racketeering Influenced and Corrupt Organizations (“RICO”) Act, breach of fiduciary duty, securities fraud, fraudulent concealment, fraudulent misrepresentation, conversion, waste of corporate assets, breach of contract, unjust enrichment, fraudulent conveyance, constructive trust, inducing breach of fiduciary duty, and a request for an accounting (the “Amended Complaint”). The Amended Complaint sought relief in the form of, among other things, treble and punitive damages, disgorgement of monies and securities obtained as a consequence of the Rigas Family’s improper conduct and attorneys’ fees.

On April 25, 2005, Adelphia and the Rigas Family entered into the Adelphia-Rigas Settlement Agreement, pursuant to which Adelphia agreed, among other things, to pay $11.5 million to a legal defense fund for the benefit of the Rigas Family, to provide management services to Coudersport and Bucktail for an interim period ending no later than December 31, 2005 (“Interim Management Services”), to indemnify Coudersport and Bucktail, and the Rigas Family’s (other than the Excluded Parties’) interest therein, against claims asserted by the lenders under the Co-Borrowing Facilities with respect to such indebtedness up to the fair market value of those entities (without regard to their obligations with respect to such indebtedness), to provide certain members of the Rigas Family with certain indemnities, reimbursements or other protections in connection with certain third-party claims arising out of Company litigation, and in connection with claims against certain members of the Rigas Family by any of the Tele-Media Joint Ventures or Century/ML Cable, and within 10 business days of the date on which the consent order of forfeiture is entered, dismiss the Rigas Civil Action, except for claims against the Excluded Parties. The Rigas Family agreed to make certain tax elections, under certain circumstances, with respect to the Rigas Co-Borrowing Entities (other than Coudersport and Bucktail), to pay Adelphia five percent of the gross operating revenue of Coudersport and Bucktail for the Interim Management Services, and to offer employment to certain Coudersport and Bucktail employees on terms and conditions that, in the aggregate, are no less favorable to such employees (other than any employees who were expressly excluded by written notice to Adelphia received by July 1, 2005) than their terms of employment with us.

Pursuant to the Adelphia-Rigas Settlement Agreement, on June 21, 2005, we filed a dismissal with prejudice of all claims in this action except against the Excluded Parties.

This settlement was subject to the approval of, and has been approved by, the Bankruptcy Court. Various parties have challenged and sought appellate review or reconsideration of the order of the Bankruptcy Court approving this settlement. The appeals of the Bankruptcy Court’s approval remain pending.

In June 2005, we paid and expensed the aforementioned $11.5 million for legal defense costs. See Note 6, “Transactions with the Rigas Family and Rigas Family Entities,” to the accompanying consolidated financial statements. The Adelphia-Rigas Settlement Agreement releases us from further obligation to provide funding for legal defense costs for the Rigas Family.

RIGAS CRIMINAL ACTION

In connection with an investigation conducted by the DoJ, on July 24, 2002, certain members of the Rigas Family and certain alleged co-conspirators were arrested, and on September 23, 2002, were indicted by a grand jury on charges including fraud, securities fraud, bank fraud and conspiracy to commit fraud (the “Rigas Criminal Action”). On November 14, 2002, one of the Rigas Family’s alleged co-conspirators, James Brown, pleaded guilty to one count each of conspiracy, securities fraud and bank fraud.

On January 10, 2003, another of the Rigas Family’s alleged co-conspirators, Timothy Werth, who had not been arrested with the others on July 24, 2002, pleaded guilty to one count each of securities fraud, conspiracy to commit securities fraud, wire fraud and bank fraud. The trial in the Rigas Criminal Action began on February 23, 2004 in the District Court. On July 8, 2004, the jury returned a partial verdict in the Rigas Criminal Action. John J. Rigas and Timothy J. Rigas were each found guilty of conspiracy (one count), bank fraud (two counts), and securities fraud (15 counts) and not guilty of wire fraud (five counts). Michael J. Mulcahey was acquitted of all 23 counts against him. The jury found Michael J. Rigas not guilty of conspiracy and wire fraud, but remained undecided on the securities fraud and bank fraud charges against him. On July 9, 2004, the court declared a mistrial on the remaining charges against Michael J. Rigas after the jurors were unable to reach a verdict as to those charges. The bank fraud charges against Michael J. Rigas have since been dismissed with prejudice. On March 17, 2005, the District Court denied the motion of John J. Rigas and Timothy J. Rigas for a new trial. On June 20, 2005, John J. Rigas and Timothy J. Rigas were convicted and sentenced to 15 years and 20 years in prison, respectively. John J. Rigas and Timothy J. Rigas have appealed their convictions and sentences and remain free on bail pending resolution of their appeals. On November 23, 2005, Michael J. Rigas pled guilty to a violation of Title 47, U.S. Code, Section 220(e) for making a false entry in a Company record (in a form required to be filed with the SEC), and on March 3, 2006, was sentenced to two years of probation, including 10 months of home confinement.

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

On April 25, 2005, the Rigas Family and the U.S. Attorney entered into the Government-Rigas Settlement Agreement, pursuant to which the Rigas Family agreed to forfeit all of the Rigas Co-Borrowing Entities with the exception of Coudersport and Bucktail, certain specified real estate, and all securities in the Company directly or indirectly owned by the Rigas Family. The U.S. Attorney agreed not to seek additional monetary penalties from the Rigas Family, including the request for a money judgment as noted above, from the proceeds of certain assets forfeited by the Rigas Family, to establish the Restitution Fund for the purpose of providing restitution to holders of our publicly traded securities, and to inform the District Court of this agreement at the sentencing of John J. Rigas and Timothy J. Rigas.

Pursuant to the Forfeiture Order, all right, title and interest of the Rigas Family and Rigas Family Entities in the Rigas Co-Borrowing Entities (other than Coudersport and Bucktail), certain specified real estate and any of our securities were forfeited to the United States on or about June 8, 2005. Such assets and securities are expected to be transferred to us (subject to completion of forfeiture proceedings or about a federal judge to determine if there are any superior claims) in furtherance of the Non-Prosecution Agreement. On August 19, 2005, we filed a petition with the District Court seeking an order transferring title to these assets and securities to us. Since that time, petitions have been filed by three lending banks, each asserting an interest in the Rigas Co-Borrowing Entities for the purpose, according to the petitions, of protecting against the contingency that the Bankruptcy Court approval of certain settlement agreements is overturned on appeal. In addition, petitions have been filed by two local franchising authorities with respect to two of the Rigas Co-Borrowing Entities, by two mechanic’s lienholders with respect to two of the forfeited real properties and by a school district with respect to one of the forfeited real properties. Finally, our petition asserted claims to the forfeited properties on behalf of two subsidiaries, Century/ML Cable and Super Cable ALK International, A.A. (Venezuela), that are no longer owned by us. The government has requested that its next status report to the District Court regarding the forfeiture proceedings be submitted on April 21, 2006. See Note 6, “Transactions with the Rigas Family and Rigas Family Entities,” to the accompanying consolidated financial statements for additional information.

We were not a defendant in the Rigas Criminal Action, but were under investigation by the DoJ regarding matters related to alleged wrongdoing by certain members of the Rigas Family. Upon approval of the Non-Prosecution Agreement, Adelphia and specified subsidiaries are no longer subject to criminal prosecution (other than for criminal tax violations) by the U.S. Attorney for any conduct related to the

Rigas Criminal Action or the allegations contained in the SEC Civil Action, so long as we comply with our obligations under the Non-Prosecution Agreement.

SECURITIES AND DERIVATIVE LITIGATION

Certain of the Debtors and certain former officers, directors and advisors have been named as defendants in a number of lawsuits alleging violations of federal and state securities laws and related claims. These actions generally allege that the defendants made materially misleading statements understating our liabilities and exaggerating our financial results in violation of securities laws.

In particular, beginning on April 2, 2002, various groups of plaintiffs filed more than 30 class action complaints, purportedly on behalf of certain of our shareholders and bondholders or classes thereof in federal court in Pennsylvania. Several non-class action lawsuits were brought on behalf of individuals or small groups of security holders in federal courts in Pennsylvania, New York, South Carolina and New Jersey, and in state courts in New York, Pennsylvania, California and Texas. Seven derivative suits were also filed in federal and state courts in Pennsylvania, and four derivative suits were filed in state court in Delaware. On May 6, 2002, a notice and proposed order of dismissal without prejudice was filed by the plaintiff in one of these four Delaware derivative actions. The remaining three Delaware derivative actions were consolidated on May 22, 2002. On February 10, 2004, the parties stipulated and agreed to the dismissal of these consolidated actions with prejudice.

The complaints, which named as defendants the Company, certain of our former officers and directors and, in some cases, our former auditors, lawyers, as well as financial institutions who worked with us, generally allege that, among other improper statements and omissions, defendants misled investors regarding our liabilities and earnings in our public filings. The majority of these actions assert claims under Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5. Certain bondholder actions assert claims for violation of Section 11 and/or Section 12(a)(2) of the Securities Act. Certain of the state court actions allege various state law claims.

On July 23, 2003, the Judicial Panel on Multidistrict Litigation issued an order transferring numerous civil actions to the District Court for consolidated or coordinated pre-trial proceedings (the “MDL Proceedings”).

On September 15, 2003, proposed lead plaintiffs and proposed co-lead counsel in the consolidated class action were appointed in the MDL Proceedings. On December 22, 2003, lead plaintiffs filed a consolidated class action complaint. Motions to dismiss have been filed by various defendants. Beginning in the spring of 2005, the court in the MDL Proceedings granted in part various motions to dismiss relating to many of the actions, while granting leave to replead some claims. The parties continue to brief pleading motions, and no answer to the consolidated class action complaint, or the other actions, has been filed. The consolidated class action complaint seeks monetary damages of an unspecified amount, rescission and reasonable costs and expenses and such other relief as the court may deem just and proper. The individual actions against us also seek damages of an unspecified amount.

Pursuant to section 362 of the Bankruptcy Code, all of the securities and derivative claims that were filed against us before the bankruptcy filings are automatically stayed and not proceeding as to the Company.

We cannot predict the outcome of these proceedings or estimate the possible effects on our financial condition or results of operations.

ACQUISITION ACTIONS

After the alleged misconduct of certain members of the Rigas Family was publicly disclosed, three actions were filed in May and June 2002 against us by former shareholders of companies that we acquired, in whole or in part, through stock transactions. These actions allege that we improperly induced these former shareholders to enter into these stock transactions through misrepresentations and omissions, and the plaintiffs seek monetary damages and equitable relief through rescission of the underlying acquisition transactions.

Two of these proceedings have been filed with the American Arbitration Association alleging violations of federal and state securities laws, breaches of representations and warranties and fraud in the inducement. One of these proceedings seeks rescission, compensatory damages and pre-judgment relief, and the other seeks specific performance. The third action alleges fraud and seeks rescission, damages and attorneys’ fees. This action was originally filed in a Colorado State Court, and subsequently was removed by us to the United States District Court for the District of Colorado. The Colorado State Court action was closed administratively on July 16, 2004, subject to reopening if and when the automatic bankruptcy stay is lifted or for other good cause shown. These actions have been stayed pursuant to the automatic stay provisions of section 362 of the Bankruptcy Code.

We cannot predict the outcome of these proceedings or estimate the possible effects on our financial condition or results of operations.

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

We cannot predict the outcome of these proceedings or estimate the possible effects on our financial condition or results of operations.

ML MEDIA LITIGATION

Adelphia and ML Media have been involved in a longstanding dispute concerning Century/ML Cable’s management, the buy/sell rights of ML Media and various other matters.

In March 2000, ML Media brought suit against Century, Adelphia and Arahova, a direct subsidiary of Adelphia and Century’s immediate parent, in the Supreme Court of the State of New York, seeking, among other things, the dissolution of Century/ML Cable and the appointment of a receiver to sell Century/ML Cable’s assets, if no receiver was appointed, an order authorizing ML Media to conduct an auction for the sale of Century/ML Cable’s assets to an unrelated third party and enjoining Adelphia from interfering with or participating in that process, an order directing the defendants to comply with the Century/ML Cable joint venture agreement with respect to provisions relating to governance matters and the budget process, and compensatory and punitive damages. The parties negotiated a consent order that imposed various consultative and reporting requirements on Adelphia and Century as well as restrictions on

Century’s ability to make capital expenditures without ML Media’s approval. Adelphia and Century were held in contempt of that order in early 2001.

In connection with the December 13, 2001 settlement of the above dispute, Adelphia, Century/ML Cable, ML Media and Highland entered into a Leveraged Recapitalization Agreement (the “Recap Agreement”), pursuant to which Century/ML Cable agreed to redeem ML Media’s 50% interest in Century/ML Cable (the “Redemption”) on or before September 30, 2002 for a purchase price between $275 million and $279.8 million depending on the timing of the Redemption, plus interest. Among other things, the Recap Agreement provided that Highland would arrange debt financing for the Redemption, Highland, Adelphia and Century would jointly and severally guarantee debt service on debt financing for the Redemption on and after the closing of the Redemption, and Highland and Century would own 60% and 40% interests, respectively, in the recapitalized Century/ML Cable. Under the terms of the Recap Agreement, Century’s 50% interest in Century/ML Cable was pledged to ML Media as collateral for our obligations.

On September 30, 2002, Century/ML Cable filed a voluntary petition to reorganize under Chapter 11 in the Bankruptcy Court. Century/ML Cable was operating its business as a debtor-in-possession.

By an order of the Bankruptcy Court dated September 17, 2003, Adelphia and Century rejected the Recap Agreement, effective as of such date. If the Recap Agreement is enforceable, the effect of the rejection of the Recap Agreement is the same as a pre-petition breach of the Recap Agreement. Therefore, Adelphia and Century are potentially exposed to “rejection damages,” which may include the revival of ML Media’s claims under the state court actions described above.

Adelphia, Century, Highland, Century/ML Cable and ML Media are engaged in litigation regarding the enforceability of the Recap Agreement. On April 15, 2004, the Bankruptcy Court indicated that it would dismiss all counts of Adelphia’s challenge to the enforceability of the Recap Agreement except for its allegation that ML Media aided and abetted a breach of fiduciary duty in connection with the execution of the Recap Agreement. The Bankruptcy Court also indicated that it would allow Century/ML Cable’s counterclaim to avoid the Recap Agreement as a constructive fraudulent conveyance to proceed.

ML Media has alleged that it is entitled to elect recovery of either $279.8 million plus costs and interest in exchange for its interest in Century/ML Cable or up to the difference between $279.8 million and the fair market value of its interest in Century/ML Cable plus costs, interest and revival of the state court claims described above. Adelphia, Century and Century/ML Cable have disputed ML Media’s claims, and the Plan contemplates that ML Media will receive no distribution until such dispute is resolved.

On June 3, 2005, Century entered into the IAA pursuant to which Century and ML Media agreed to sell their interests in Century/ML Cable for approximately $520 million (subject to potential purchase price adjustments as defined in the IAA) to San Juan Cable. On August 9, 2005, Century/ML Cable filed the Century/ML Plan and the Century/ML Disclosure Statement with the Bankruptcy Court. On August 18, 2005, the Bankruptcy Court approved the Century/ML Disclosure Statement. On September 7, 2005, the Bankruptcy Court confirmed the Century/ML Plan, which is designed to satisfy the conditions of the IAA with San Juan Cable and provides that all third-party claims will either be paid in full or assumed by San Juan Cable under the terms set forth in the IAA. On October 31, 2005, the Century/ML Sale was consummated and the Century/ML Plan became effective. Neither the Century/ML Sale nor the effectiveness of the Century/ML Plan resolves the pending litigation among Adelphia, Century, Highland, Century/ML Cable and ML Media. Pursuant to the IAA and the Century/ML Plan, Adelphia was granted control over Century/ML Cable’s counterclaims in the litigation. Adelphia has since withdrawn Century/ML Cable’s counterclaim to avoid the Recap Agreement as a constructive fraudulent conveyance. On November 23, 2005, Adelphia and Century filed their first amended answer, affirmative defenses and counterclaims. On January 13, 2006, ML Media replied to Adelphia’s and Century’s amended counterclaims and moved for summary judgment against Adelphia and Century on both Adelphia’s and Century’s remaining counterclaims and the issue of Adelphia’s and Century’s liability. Adelphia and

Century filed their response to ML Media’s summary judgment motion, as well as cross-motions for summary judgment, on March 13, 2006.

On March 9, 2006, Highland filed a motion to withdraw the reference, which, if granted, would transfer the litigation among Adelphia, Century, Highland, Century/ML Cable and ML Media from the Bankruptcy Court to the District Court.

On March 16, 2006, the Bankruptcy Court stayed all discovery for 30 days (except for certain expert depositions). Adelphia and Century have the right to seek to renew the stay.

The Bankruptcy Court has tentatively scheduled trial to begin on June 26, 2006.

We cannot predict the outcome of these proceedings or estimate the possible effects on our financial condition or results of operations.

THE X CLAUSE LITIGATION

On December 29, 2003, the Ad Hoc Committee of holders of Adelphia’s 6% and 3.25% convertible subordinated notes (collectively, the “Subordinated Notes”), together with the Bank of New York, the indenture trustee for the Subordinated Notes (collectively, the “X Clause Plaintiffs”), commenced an adversary proceeding against Adelphia in the Bankruptcy Court. The X Clause Plaintiffs’ complaint sought a judgment declaring that the subordination provisions in the indentures for the Subordinated Notes were not applicable to an Adelphia plan of reorganization in which constituents receive common stock of Adelphia and that the Subordinated Notes are entitled to share pari passu in the distribution of any common stock of Adelphia given to holders of senior notes of Adelphia.

The basis for the X Clause Plaintiffs’ claim is a provision in the applicable indentures, commonly known as the “X Clause,” which provides that any distributions under a plan of reorganization comprised solely of “Permitted Junior Securities” are not subject to the subordination provision of the Subordinated Notes indenture. The X Clause Plaintiffs asserted that, under their interpretation of the applicable indentures, a distribution of a single class of new common stock of Adelphia would meet the definition of “Permitted Junior Securities” set forth in the indentures, and therefore be exempt from subordination.

On February 6, 2004, Adelphia filed its answer to the complaint, denying all of its substantive allegations. Thereafter, both the X Clause Plaintiffs and Adelphia cross-moved for summary judgment with both parties arguing that their interpretation of the X Clause was correct as a matter of law. The indenture trustee for the Adelphia senior notes also intervened in the action and, like Adelphia, moved for summary judgment arguing that the X Clause Plaintiffs were subordinated to holders of senior notes with respect to any distribution of common stock under a plan of reorganization. In addition, the Creditors’ Committee also moved to intervene and, thereafter, moved to dismiss the X Clause Plaintiffs’ complaint on the grounds, among others, that it did not present a justiciable case or controversy and therefore was not ripe for adjudication. In a written decision, dated April 12, 2004, the Bankruptcy Court granted the Creditors’ Committee’s motion to dismiss without ruling on the merits of the various cross-motions for summary judgment. The Bankruptcy Court’s dismissal of the action was without prejudice to the X Clause Plaintiffs’ right to bring the action at a later date, if appropriate.

Subsequent to entering into the Sale Transaction, the X Clause Plaintiffs asserted that the subordination provisions in the indentures for the Subordinated Notes also are not applicable to an Adelphia plan of reorganization in which constituents receive TWC Class A Common Stock and that the Subordinated Notes would therefore be entitled to share pari passu in the distribution of any such TWC Class A Common Stock given to holders of senior notes of Adelphia. The indenture trustee for the Adelphia senior notes (the “Senior Notes Trustee”), together with certain other constituents, disputed this position.

On December 6, 2005, the X Clause Plaintiffs and the Debtors jointly filed a motion seeking that the Bankruptcy Court establish a pre-confirmation process for interested parties to litigate the X Clause dispute (the “X Clause Litigation Motion”). By order dated January 11, 2006, the Bankruptcy Court found that the X Clause dispute was ripe for adjudication and directed interested parties to litigate the dispute prior to plan confirmation (the “X Clause Pre-Confirmation Litigation”). A hearing on the X Clause Pre-Confirmation Litigation was held on March 9 and 10, 2006. The matter is now under review by the Bankruptcy Court.

We cannot predict the outcome of these proceedings or estimate the possible effects on our financial condition or results of operations.

VERIZON FRANCHISE TRANSFER LITIGATION

On March 20, 2002, we commenced an action (the “California Cablevision Action”) in the United States District Court for the Central District of California, Western Division, seeking, among other things, declaratory and injunctive relief precluding the City of Thousand Oaks, California (the “City”) from denying permits on the grounds that we failed to seek the City’s prior approval of an asset purchase agreement (the “Asset Purchase Agreement”), dated December 17, 2001, between the Company and Verizon Media Ventures, Inc. d/b/a Verizon Americast (“Verizon Media Ventures”). Pursuant to the Asset Purchase Agreement, we acquired certain Verizon Media Ventures cable equipment and network system assets (the “Verizon Cable Assets”) located in the City for use in the operation of our cable business in the City.

On March 25, 2002, the City and Ventura County (the “County”) commenced an action (the “Thousand Oaks Action”) against us and Verizon Media Ventures in California State Court alleging that Verizon Media Ventures’ entry into the Asset Purchase Agreement and conveyance of the Verizon Cable Assets constituted a breach of Verizon Media Ventures’ cable franchises and that our participation in the transaction amounted to actionable tortious interference with those franchises. The City and the County sought injunctive relief to halt the sale and transfer of the Verizon Cable Assets pursuant to the Asset Purchase Agreement and to compel us to treat the Verizon Cable Assets as a separate cable system.

On March 27, 2002, the Company and Verizon Media Ventures removed the Thousand Oaks Action to the United States District Court for the Central District of California, where it was consolidated with the California Cablevision Action.

On April 12, 2002, the district court conducted a hearing on the City’s and County’s application for a preliminary injunction and, on April 15, 2002, the district court issued a temporary restraining order in part, pending entry of a further order. On May 14, 2002, the district court issued a preliminary injunction and entered findings of fact and conclusions of law in support thereof (the “May 14, 2002 Order”). The May 14, 2002 Order, among other things, enjoined us from integrating the Company’s and Verizon Media Ventures’ system assets serving subscribers in the City and the County, required us to return “ownership” of the Verizon Cable Assets to Verizon Media Ventures except that we were permitted to continue to “manage” the assets as Verizon Media Ventures’ agent to the extent necessary to avoid disruption in services until Verizon Media Ventures chose to reenter the market or sell the assets, prohibited us from eliminating any programming options that had previously been selected by Verizon Media Ventures or from raising the rates charged by Verizon Media Ventures, and required the Company and Verizon Media Ventures to grant the City and/or the County access to system records, contracts, personnel and facilities for the purpose of conducting an inspection of the then-current “state of the Verizon Media Ventures and the Company systems” in the City and the County. We appealed the May 14, 2002 Order and, on April 1, 2003, the U.S. Court of Appeals for the Ninth Circuit reversed the May 14, 2002 Order, thus removing any restrictions that had been imposed by the district court against our integration of the Verizon Cable Assets and remanded the actions back to the district court for further proceedings.

In September 2003, the City began refusing to grant our construction permit requests, claiming that we could not integrate the acquired Verizon Cable Assets with our existing cable system assets because the City had not approved the transaction between the Company and Verizon Media Ventures, as allegedly required under the City’s cable ordinance.

Accordingly, on October 2, 2003, we filed a motion for a preliminary injunction in the district court seeking to enjoin the City from refusing to grant our construction permit requests. On November 3, 2003, the district court granted our motion for a preliminary injunction, finding that we had demonstrated “a strong likelihood of success on the merits.” Thereafter, the parties agreed to informally stay the litigation pending negotiations between the Company and the City for our renewal of our cable franchise, with the intent that such negotiations would also lead to a settlement of the pending litigation. However, on September 16, 2004, at the City’s request, the court set certain procedural dates, including a trial date of July 12, 2005, which has effectively re-opened the case to active litigation. Subsequently, the July 12, 2005 trial date was vacated pursuant to a stipulation and order. On July 11, 2005, the district court referred the matter to a United States magistrate judge for settlement discussions. A settlement conference was held on October 20, 2005, before the magistrate judge. On February 21, 2006, the Bankruptcy Court approved a settlement between the Company and the City that resolves the pending litigation and all past franchise non-compliance issues. Pursuant to the settlement, the parties filed a stipulation that dismissed with prejudice the Thousand Oaks Action as it pertained to the City. On March 27, 2006, the Bankruptcy Court approved a settlement between the Company and the County that resolves the pending litigation and all past franchise non-compliance issues. Pursuant to the settlement, the parties will file a stipulation that dismisses with prejudice the Thousand Oaks Action as it pertains to the County.

DIBBERN ADVERSARY PROCEEDING

On or about August 30, 2002, Gerald Dibbern, individually and purportedly on behalf of a class of similarly situated subscribers nationwide, commenced an adversary proceeding in the Bankruptcy Court against Adelphia asserting claims for violation of the Pennsylvania Consumer Protection Law, breach of contract, fraud, unjust enrichment, constructive trust, and an accounting. This complaint alleges that Adelphia charged, and continues to charge, subscribers for cable set-top box equipment, including set-top boxes and remote controls, that is unnecessary for subscribers that receive only basic cable service and have cable-ready televisions. The complaint further alleges that Adelphia failed to adequately notify affected subscribers that they no longer needed to rent this equipment. The complaint seeks a number of remedies including treble money damages under the Pennsylvania Consumer Protection Law, declaratory and injunctive relief, imposition of a constructive trust on Adelphia’s assets, and punitive damages, together with costs and attorneys’ fees.

On or about December 13, 2002, Adelphia moved to dismiss the adversary proceeding on several bases, including that the complaint fails to state a claim for which relief can be granted and that the matters alleged therein should be resolved in the claims process. The Bankruptcy Court granted Adelphia’s motion to dismiss and dismissed the adversary proceeding on May 3, 2005. In the Bankruptcy Court, Mr. Dibbern has also objected to the provisional disallowance of his proofs of claim, which comprised a portion of the Bankruptcy Court’s May 3, 2005 order. Mr. Dibbern appealed the May 3, 2005 order dismissing his adversary proceeding to the District Court. In an August 30, 2005 decision, the District Court affirmed the dismissal of Mr. Dibbern’s claims for violation of the Pennsylvania Consumer Protection Law, a constructive trust and an accounting, but reversed the dismissal of Mr. Dibbern’s breach of contract, fraud and unjust enrichment claims. These three claims will proceed in the Bankruptcy Court. Adelphia filed its answer on October 14, 2005 and discovery commenced. On March 15, 2006, the Debtors moved the Bankruptcy Court for an order staying discovery in several adversary proceedings, including the Dibbern adversary proceeding. On March 16, 2006, the Bankruptcy Court granted the order staying discovery in the Dibbern adversary proceeding.

On January 17, 2006, the Debtors filed their tenth omnibus claims objection to certain claims, including claims filed by Dibbern totaling more than $7.9 billion (including duplicative claims). Through the objections, the Debtors sought to disallow and expunge each of the Dibbern claims. On February 23,

2006, Dibbern responded to the Debtors’ objections and requested that the Bankruptcy Court require the Debtors to establish additional reserves for Dibbern’s claims or to reclassify the claims as claims against the operating companies.

We cannot predict the outcome of these proceedings or estimate the possible effects on our financial condition or results of operations.

TELE-MEDIA EXAMINER MOTION

By motion filed in the Bankruptcy Court on August 5, 2004, TMCD and certain of its affiliates sought the appointment of an examiner for the following Debtors:  Tele-Media Company of Tri-States, L.P., CMA Cablevision Associates VII, L.P., CMA Cablevision Associates XI, L.P., TMC Holdings Corporation, Adelphia Company of Western Connecticut, TMC Holdings, LLC, Tele-Media Investment Limited Partnership, L.P., Eastern Virginia Cablevision, L.P., Tele-Media Company of Hopewell Prince George, and Eastern Virginia Cablevision Holdings, LLC (collectively, the “JV Entities”). Among other things, TMCD alleged that management and the Board breached their fiduciary obligations to the creditors and equity holders of those entities. Consequently, TMCD sought the appointment of an examiner to investigate and make recommendations to the Bankruptcy Court regarding various issues related to such entities.

On April 14, 2005, the Debtors filed a motion with the Bankruptcy Court seeking approval of a global settlement agreement (the “Tele-Media Settlement Agreement”) by and among the Debtors and TMCD and certain of its affiliates (the “Tele-Media Parties”), which, among other things, transfers the Tele-Media Parties’ ownership interests in the JV Entities to the Debtors, leaving the Debtors 100% ownership of the JV Entities, requires the Debtors to make a settlement payment to the Tele-Media Parties of $21.65 million, resolves the above-mentioned examiner motion, settles two pending avoidance actions brought by the Debtors against certain of the Tele-Media Parties, reconciles 691 separate proofs of claim filed by the Tele-Media Parties, thereby allowing claims worth approximately $5.5 million and disallowing approximately $1.9 billion of claims, requires the Tele-Media Parties to make a $912,500 payment to the Debtors related to workers’ compensation policies and effectuates mutual releases between the Debtors and the Tele-Media Parties. The Tele-Media Settlement Agreement was approved by an order of the Bankruptcy Court dated May 11, 2005 and closed on May 26, 2005.

CREDITORS’ COMMITTEE LAWSUIT AGAINST PRE-PETITION BANKS

Pursuant to the Bankruptcy Court order approving the DIP Facility (the “Final DIP Order”), we made certain acknowledgments (the “Acknowledgments”) with respect to the extent of our indebtedness under the pre-petition credit facilities, as well as the validity and extent of the liens and claims of the lenders under such facilities. However, given the circumstances surrounding the filing of the Chapter 11 Cases, the Final DIP Order preserved the Debtors’ right to prosecute, among other things, avoidance actions and claims against the pre-petition lenders and to bring litigation against the pre-petition lenders based on any wrongful conduct. The Final DIP Order also provided that any official committee appointed in the Chapter 11 Cases would have the right to request that it be granted standing by the Bankruptcy Court to challenge the Acknowledgments and to bring claims belonging to us and our estates against the pre-petition lenders.

Pursuant to a stipulation dated July 2, 2003, among the Debtors, the Creditors’ Committee and the Equity Committee, the parties agreed, subject to approval by the Bankruptcy Court, that the Creditors’ Committee would have derivative standing to file and prosecute claims against the pre-petition lenders, on behalf of the Debtors, and granted the Equity Committee leave to seek to intervene in any such action. This stipulation also preserves our ability to compromise and settle the claims against the pre-petition lenders. By motion dated July 6, 2003, the Creditors’ Committee moved for Bankruptcy Court approval of this stipulation and simultaneously filed a complaint (the “Bank Complaint”) against the agents and lenders under certain pre-petition credit facilities, and related entities, asserting, among other things, that these entities knew of, and participated in, the alleged improper actions by certain members of the Rigas Family and Rigas Family Entities (the “Pre-petition Lender Litigation”). The Debtors are nominal plaintiffs in this action.

The Bank Complaint contains 52 claims for relief to redress the claimed wrongs and abuses committed by the agents, lenders and other entities. The Bank Complaint seeks to, among other things, recover as fraudulent transfers the principal and interest paid by us to the defendants, avoid as fraudulent our obligations, if any, to repay the defendants, recover damages for breaches of fiduciary duties to us and for aiding and abetting fraud and breaches of fiduciary duties by the Rigas Family, equitably disallow, subordinate or recharacterize each of the defendants’ claims in the Chapter 11 Cases, avoid and recover certain allegedly preferential transfers made to certain defendants, and recover damages for violations of the Bank Holding Company Act. Numerous motions seeking to defeat the Pre-petition Lender Litigation were filed by the defendants and the Bankruptcy Court held a hearing on such issues. The Equity Committee filed a motion seeking authority to bring an intervenor complaint (the “Intervenor Complaint”) against the defendants seeking to, among other things, assert additional contract claims against the investment banking affiliates of the agent banks and claims under the RICO Act against various defendants (the “Additional Claims”).

On October 3 and November 7, 2003, certain of the defendants filed both objections to approval of the stipulation and motions to dismiss the bulk of the claims for relief contained in the Bank Complaint and the Intervenor Complaint. The Bankruptcy Court heard oral argument on these objections and motions on December 20 and 21, 2004. In a memorandum decision dated August 30, 2005, the Bankruptcy Court granted the motion of the Creditors’ Committee for standing to prosecute the claims asserted by the Creditors’ Committee. The Bankruptcy Court also granted a separate motion of the Equity Committee to file and prosecute the Additional Claims on behalf of the Debtors. The motions to dismiss are still pending. Subsequent to issuance of this decision, several defendants filed, among other things, motions to transfer the Pre-petition Lender Litigation from the Bankruptcy Court to the District Court. By order dated February 9, 2006, the Pre-petition Lender Litigation was transferred to the District Court, except with respect to the pending motions to dismiss.

We cannot predict the outcome of these proceedings or estimate the possible effects on our financial condition or results of operations.

NON-AGENT BANKS’ DECLARATORY JUDGMENT

By complaint dated September 29, 2005, certain non-agent pre-petition lenders of the Debtors sought a declaratory judgment against the Debtors in the Bankruptcy Court seeking, among other things, the enforcement of asserted indemnification rights and rights to fees and expenses. The non-agent pre-petition lenders subsequently withdrew their complaint.

DEVON MOBILE CLAIM

Pursuant to the Agreement of Limited Partnership of Devon Mobile Communications, L.P., a Delaware limited partnership (“Devon Mobile”), dated as of November 3, 1995, we owned a 49.9% limited partnership interest in Devon Mobile, which, through its subsidiaries, held licenses to operate regional wireless telephone businesses in several states. Devon Mobile had certain business and contractual relationships with us and with our former subsidiaries or divisions that were spun off as TelCove in January 2002.

In late May 2002, we notified Devon G.P., Inc. (“Devon G.P.”), the general partner of Devon Mobile, that it would likely terminate certain discretionary operational funding to Devon Mobile. On August 19, 2002, Devon Mobile and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware (the “Devon Mobile Bankruptcy Court”).

On January 17, 2003, we filed proofs of claim and interest against Devon Mobile and its subsidiaries for approximately $129 million in debt and equity claims, as well as an additional claim of approximately $35 million relating to our guarantee of certain Devon Mobile obligations (collectively, the “Company Claims”). By order dated October 1, 2003, the Devon Mobile Bankruptcy Court confirmed Devon Mobile’s First Amended Joint Plan of Liquidation (the “Devon Plan”). The Devon Plan became effective on October 17, 2003, at which time our limited partnership interest in Devon Mobile was extinguished. Under the Devon Plan, the Devon Mobile Communications Liquidating Trust (the “Devon Liquidating Trust”) succeeded to all of the rights of Devon Mobile, including prosecution of causes of action against Adelphia.

On or about January 8, 2004, the Devon Liquidating Trust filed proofs of claim in the Chapter 11 Cases seeking, in the aggregate, approximately $100 million in respect of, among other things, certain cash transfers alleged to be either preferential or fraudulent and claims for deepening insolvency, alter ego liability and breach of an alleged duty to fund Devon Mobile operations, all of which arose prior to the commencement of the Chapter 11 Cases (the “Devon Claims”). On June 21, 2004, the Devon Liquidating Trust commenced an adversary proceeding in the Chapter 11 Cases (the “Devon Adversary Proceeding”) through the filing of a complaint (the “Devon Complaint”), which incorporates the Devon Claims. On August 20, 2004, we filed an answer and counterclaim in response to the Devon Complaint denying the allegations made in the Devon Complaint and asserting various counterclaims against the Devon Liquidating Trust, which encompassed the Company Claims. On November 22, 2004, we filed a motion for leave (the “Motion for Leave”) to file a third-party complaint for contribution and indemnification against Devon G.P. and Lisa-Gaye Shearing Mead, the sole owner and President of Devon G.P. By endorsed order entered January 12, 2005, Judge Robert E. Gerber, the judge presiding over the Chapter 11 Cases and the Devon Adversary Proceeding, granted a recusal request made by counsel to Devon G.P. On January 21, 2005, the Devon Adversary Proceeding was reassigned from Judge Gerber to Judge Cecelia G. Morris. By an order dated April 5, 2005, Judge Morris denied the Motion for Leave and a subsequent motion for reconsideration.

Discovery closed and the parties filed cross-motions for summary judgment. On March 6, 2006, the Bankruptcy Court issued a memorandum decision granting Adelphia summary judgment on all counts of the Devon Complaint except for the fraudulent conveyance/breach of limited partnership claim. The Bankruptcy Court denied, in its entirety, the summary judgment motion filed by the Devon Liquidating Trust. Trial is scheduled to begin on April 17, 2006.

We cannot predict the outcome of these proceedings or estimate the possible effects on our financial condition or results of operations.

NFHLP CLAIM

On January 13, 2003, the NFHLP Debtors filed voluntary petitions to reorganize under Chapter 11 in the NFHLP Bankruptcy Court seeking protection under the U. S. bankruptcy laws. Certain of the NFHLP Debtors entered into an agreement dated March 13, 2003 for the sale of certain assets, including the Buffalo Sabres National Hockey League team, and the assumption of certain liabilities. On October 3, 2003, the NFHLP Bankruptcy Court approved the NFHLP joint plan of liquidation. The NFHLP Debtors filed a complaint, dated November 4, 2003, against, among others, Adelphia and the Creditors’ Committee seeking to enforce certain prior stipulations and orders of the NFHLP Bankruptcy Court against Adelphia and the Creditors’ Committee related to the waiver of Adelphia’s right to participate in certain sale proceeds resulting from the sale of assets. Certain of the NFHLP Debtors’ pre-petition lenders, which are also defendants in the adversary proceeding, have filed cross-complaints against Adelphia and the Creditors’ Committee asking the NFHLP Bankruptcy Court to enjoin Adelphia and the Creditors’ Committee from prosecuting their claims against those pre-petition lenders. Although proceedings as to the complaint itself have been suspended, the parties have continued to litigate the cross-complaints. Discovery closed on November 1, 2005 and motions for summary judgment were filed on January 24, 2006, with additional briefing on the motions to follow.

We cannot predict the outcome of these proceedings or estimate the possible effects on our financial condition or results of operations.

ADELPHIA’S LAWSUIT AGAINST DELOITTE

On November 6, 2002, Adelphia sued Deloitte, Adelphia’s former independent auditors, in the Court of Common Pleas for Philadelphia County. The lawsuit seeks damages against Deloitte based on Deloitte’s alleged failure to conduct an audit in compliance with generally accepted auditing standards, and for providing an opinion that Adelphia’s financial statements conformed with generally accepted accounting principles (“GAAP”) when Deloitte allegedly knew or should have known that they did not conform. The complaint further alleges that Deloitte knew or should have known of alleged misconduct and misappropriation by the Rigas Family, and other alleged acts of self-dealing, but failed to report these alleged misdeeds to the Board or others who could have and would have stopped the Rigas Family’s misconduct. The complaint raises claims of professional negligence, breach of contract, aiding and abetting breach of fiduciary duty, fraud, negligent misrepresentation and contribution.

Deloitte filed preliminary objections seeking to dismiss the complaint, which were overruled by the court by order dated June 11, 2003. On September 15, 2003, Deloitte filed an answer, a new matter and various counterclaims in response to the complaint. In its counterclaims, Deloitte asserted causes of action against Adelphia for breach of contract, fraud, negligent misrepresentation and contribution. Also on September 15, 2003, Deloitte filed a related complaint naming as additional defendants John J. Rigas, Timothy J. Rigas, Michael J. Rigas, and James P. Rigas. In this complaint, Deloitte alleges causes of action for fraud, negligent misrepresentation and contribution. The Rigas defendants, in turn, have claimed a right to contribution and/or indemnity from Adelphia for any damages Deloitte may recover against the Rigas defendants. On January 9, 2004, Adelphia answered Deloitte’s counterclaims. Deloitte moved to stay discovery in this action until completion of the Rigas Criminal Action, which Adelphia opposed. Following the motion, discovery was effectively stayed for 60 days but has now commenced. Deloitte and Adelphia have exchanged documents and have begun substantive discovery. On December 6, 2005, the court extended the discovery deadline to June 5, 2006 and ordered that the case be ready for trial by October 2, 2006.

We cannot predict the outcome of these proceedings or estimate the possible effects on our financial condition or results of operations.

ARAHOVA MOTIONS

Substantial disputes exist between creditors of different Debtors that principally affect the recoveries to the holders of certain notes due September 15, 2007 issued by FrontierVision and the creditors of Arahova and Adelphia (the “Inter-Creditor Dispute”). On November 7, 2005, the ad hoc committee of Arahova noteholders (the “Arahova Noteholders’ Committee”) filed four emergency motions for relief with the Bankruptcy Court seeking, among other things, to appoint a trustee for Arahova and its subsidiaries (collectively, the “Arahova/Century Debtors”) who may not receive payment in full under the Plan or, alternatively, appoint independent officers and directors, with the assistance of separately retained counsel, to represent the Arahova/Century Debtors in connection with the Inter-Creditor Dispute, disqualify Willkie Farr & Gallagher LLP (“WF&G”) from representing the Arahova/Century Debtors in the Chapter 11 Cases and the balance of the Debtors with respect to the Inter-Creditor Dispute, terminate the exclusive periods during which the Arahova/Century Debtors may file and solicit acceptances of a Chapter 11 plan of reorganization and related disclosure statement (the previous three motions, the “Arahova Emergency Motions”) and authorize the Arahova Noteholders’ Committee to file confidential supplements containing certain information. The Bankruptcy Court held a sealed hearing on the Arahova Emergency Motions on January 4, 5 and 6, 2006.

Pursuant to an order dated January 26, 2006 (the “Arahova Order”), the Bankruptcy Court denied the motion to terminate the Arahova/Century Debtors’ exclusivity, denied the motion to appoint a trustee for the Arahova/Century Debtors, or, alternatively, to require the appointment of nonstatutory fiduciaries, and granted the motion for an order disqualifying WF&G from representing the Arahova/Century Debtors and any of the other Debtors in the Inter-Creditor Dispute; without finding that present management or WF&G have in any way acted inappropriately to date, the Bankruptcy Court found that WF&G’s voluntary neutrality in such disputes should be mandatory, except that the Bankruptcy Court stated that WF&G could continue to act as a facilitator privately to assist creditor groups that are parties to the Inter-Creditor Dispute reach a settlement. The Bankruptcy Court issued an extensive written decision on these matters. The Arahova Noteholders’ Committee has appealed the Arahova Order to the District Court.

We cannot predict the outcome of these proceedings or estimate the possible effects on our financial condition or results of operations.

SERIES E AND F PREFERRED STOCK CONVERSION POSTPONEMENTS

On October 29, 2004, Adelphia filed a motion to postpone the conversion of Adelphia’s 7.5% Series E Mandatory Convertible Preferred Stock (“Series E Preferred Stock”) into shares of Class A Common Stock from November 15, 2004 to February 1, 2005, to the extent such conversion was not already stayed by the Debtors’ bankruptcy filing, in order to protect the Debtors’ net operating loss carryovers. On November 18, 2004, the Bankruptcy Court entered an order approving the postponement effective November 14, 2004.

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

EPA SELF DISCLOSURE AND AUDIT

On June 2, 2004, we orally self-disclosed potential violations of environmental laws to the United States Environmental Protection Agency (“EPA”) pursuant to EPA’s Audit Policy, and notified EPA that we intended to conduct an audit of our operations to identify and correct any such violations. The potential violations primarily concern reporting and record keeping requirements arising from our storage and use of petroleum and batteries to provide backup power for our cable operations. Based on current facts, we do not anticipate that this matter will have a material adverse effect on our results of operations or financial condition.

OTHER

We are subject to various other legal proceedings and claims which arise in the ordinary course of business. Management believes, based on information currently available, that the amount of ultimate liability, if any, with respect to any of these other actions will not materially affect our financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year ended December 31, 2005, the Debtors mailed the Disclosure Statement and related solicitation materials to creditors and equity holders, pursuant to which the holders of claims against or equity interests in Debtors were asked to vote to accept the Plan. The mailing of the solicitation packages commenced on December 5, 2005 and was completed by December 12, 2005. The voting deadline to accept or reject the Plan is April 6, 2006, and in the case of securities held through an intermediary, the deadline for instructions to be received by the intermediary is April 3, 2006 or such other date as specified by the applicable intermediary. The confirmation hearing with respect to the Plan is scheduled to commence on April 24, 2006.

PART II

ITEM 5.               MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Class A Common Stock trades in the over-the-counter market under the symbol ADELQ. The Class B Common Stock is identical in all material respects to the Class A Common Stock except that the Class B Common Stock has no established public trading market, the Class B Common Stock has ten votes per share, the Class A Common Stock, voting separately by class, has the right to elect one director, in the event a cash dividend is paid, each share of Class A Common Stock will be entitled to receive 105% of the amount payable per share for each share of Class B Common Stock; and upon the liquidation, dissolution or winding up of Adelphia, first, the holders of Class A Common Stock are entitled to a preference of $1.00 per share and the amount of all unpaid declared dividends thereon from any funds available after satisfying the liquidation preferences of preferred securities, debt instruments and other senior claims on Adelphia’s assets, then the holders of Class B Common Stock are entitled to receive $1.00 per share and the amount of all unpaid declared dividends thereon and any remaining amount would be shared ratably by both classes. Each share of the Class B Common Stock is convertible into a share of Class A Common Stock at the option of the holder.

As of December 31, 2005, there were 228,692,414 shares of Class A Common Stock outstanding and 25,055,365 shares of the Class B Common Stock outstanding. The following table sets forth the high and low sale prices for the Class A Common Stock, for the periods indicated, as reported on the Pink Sheets Electronic Quotation Service maintained by Pink Sheets LLC. The stock price information is based on published financial sources. Over-the-counter market quotations reflect inter-dealer quotations and do not include retail markups, markdowns or commissions and may not necessarily represent actual transactions.

	Market	High	Low

2004
First Quarter	OTC	$1.72	$0.39
Second Quarter	OTC	0.855	0.38
Third Quarter	OTC	0.55	0.26
Fourth Quarter	OTC	0.45	0.20

2005
First Quarter	OTC	$0.395	$0.14
Second Quarter	OTC	0.28	0.065
Third Quarter	OTC	0.17	0.08563
Fourth Quarter	OTC	0.095	0.036

As of December 31, 2005, there were approximately 1,316 record holders of the Class A Common Stock. For information regarding the holders of Class B Common Stock, see Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

We have never paid or declared any cash dividends on the Class A Common Stock or the Class B Common Stock, nor do we anticipate paying any such dividends in the foreseeable future. Under the Plan, no cash or other dividends would be paid to holders of Class A Common Stock or Class B Common Stock. The ability of Adelphia to pay cash dividends on the Class A Common Stock or Class B Common Stock is limited by the provisions of the Third Extended DIP Facility. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 11, “Debt,” to the accompanying consolidated financial statements.

The data regarding securities authorized for issuance under our equity compensation plans are set forth in the discussion under the heading Item 12, “Security Ownership of Certain Beneficial Owners and

Management and Related Stockholder Matters — Securities Authorized for Issuance Under Equity Compensation Plans.”

See Note 11, “Redeemable Preferred Stock” and Note 12, “Stockholders’ Deficit,” to the accompanying consolidated financial statements.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data set forth below for each of the three years in the period ended December 31, 2005 has been derived from our accompanying audited consolidated financial statements. The selected financial data set forth below for the years ended December 31, 2002 and 2001 has been derived from audited financial statements for periods not included herein. You should refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K and the notes to the accompanying consolidated financial statements for additional information regarding the financial data presented below, including matters that could cause this data not to be indicative of our future results of operations or financial condition. In addition, readers should note the following information regarding the selected financial data presented below.

•       The financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.

•       On June 25, 2002, we and substantially all of our domestic subsidiaries filed voluntary petitions to reorganize under Chapter 11 of the Bankruptcy Code, and as such, are operating our business as debtors-in-possession. The Rigas Co-Borrowing Entities did not file for bankruptcy protection. For periods subsequent to the Chapter 11 filing, we have applied the provisions of Statement of Position (“SOP”) 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”). Although SOP 90-7 does not significantly change the application of GAAP, it does require that pre-petition liabilities that are subject to compromise or other treatment under a plan of reorganization be segregated in the consolidated balance sheets as liabilities subject to compromise and that revenue, expenses, realized gains and losses, and provisions for losses resulting directly from the reorganization due to the bankruptcy be reported separately as reorganization expenses in the consolidated statements of operations. We have reported liabilities subject to compromise at the amounts expected to be allowed, even if they may be settled for lesser amounts. For periods subsequent to June 25, 2002, interest expense has been reported only to the extent that it will be paid during the Chapter 11 proceedings. In addition, no preferred stock dividends have been accrued subsequent to the Petition Date. For additional information, see Note 2, “Bankruptcy Proceedings and Sale of Assets of the Company,” to our accompanying consolidated financial statements.

•       The financial data below includes the accounts of Adelphia and all of its subsidiaries that were directly or indirectly controlled by Adelphia prior to the bankruptcy petition. Although we are operating as a debtor-in-possession in the Chapter 11 Cases, our ability to control the activities and operations of our subsidiaries, that are also Debtors, may be limited pursuant to the Bankruptcy Code. However, because the bankruptcy proceedings for the Debtors and our previously consolidated subsidiaries are consolidated for administrative purposes in the same Bankruptcy Court and are being overseen by the same judge, the financial statements of Adelphia and its subsidiaries have been presented on a combined basis, which is consistent with consolidated financial statements (see Note 2, “Bankruptcy Proceedings and Sale of Assets of the Company,” to the accompanying consolidated financial statements). All inter-entity transactions between us, our subsidiaries and, beginning in 2004, the Rigas Co-Borrowing Entities have been eliminated in consolidation.

•       Effective January 1, 2004, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities” (as subsequently revised in December 2003, “FIN 46-R”) and began consolidating the Rigas Co-Borrowing Entities. We have concluded that the Rigas Co-Borrowing Entities represent variable interest entities for which we are the primary beneficiary. For additional information, see Note 5, “Variable Interest Entities,” to the accompanying consolidated financial statements.

•       Beginning in 2004, we began amortizing our customer relationships using the double declining balance method. Customer relationships were amortized using the straight-line method prior to 2004. The pro forma net income (loss) amounts shown have been adjusted for the retroactive effects of the change in amortization as if the new method of amortization had been in effect for all periods presented. For additional information, see Note 3, “Summary of Significant Accounting Policies,” to the accompanying consolidated financial statements.

•       We completed a number of acquisitions during 2001. The effects of these acquisitions have been included in our accompanying consolidated financial statements effective with the purchase date.

•       Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), whereby goodwill and indefinite-lived intangible assets are no longer amortized. For additional information, see Note 3, “Summary of Significant Accounting Policies,” to the accompanying consolidated financial statements.

•       We have never paid or declared any cash dividends on our Class A Common Stock or Class B Common Stock, nor do we anticipate paying any such dividends in the foreseeable future.

	Year ended December 31,
	2005	2004	2003	2002	2001
	(amounts in thousands, except per share data)
Statement of Operations Data:
Revenue	$4,364,570	$4,143,388	$3,569,017	$3,215,951	$2,896,908

Impairment of long-lived assets(a)	$23,063	$83,349	$17,641	$2,031,757	$3,091,400
Provision for uncollectible amounts due from the Rigas Family and Rigas Family Entities(b)	$13,338	$—	$5,497	$1,762,241	$222,931
Operating income (loss)	$282,829	$(165,004)	$(148,489)	$(4,709,689)	$(3,510,517)
Other income (expense), net(c)	$494,979	$(425,789)	$(963)	$(148,765)	$(25,262)
Income (loss) from continuing operations before cumulative effects of accounting changes	$34,663	$(1,058,673)	$(724,660)	$(5,743,065)	$(4,238,107)
Loss from discontinued operations(d)	$—	$(571)	$(107,952)	$(39,457)	$(1,874,320)
Cumulative effects of accounting changes, net of income tax benefit of $2,739 in 2001(e)	$—	$(851,629)	$—	$(1,406,306)	$(4,074)
Net income (loss)	$34,663	$(1,910,873)	$(832,612)	$(7,188,828)	$(6,116,501)
Net income (loss) applicable to common stockholders	$34,080	$(1,918,880)	$(839,929)	$(7,247,891)	$(6,170,860)
Pro forma net income (loss) applicable to common stockholders	$34,080	$(1,656,033)	$(849,546)	$(7,449,917)	$(6,064,295)
Amounts per weighted average share of common stock:
Basic income (loss) applicable to Class A common stockholders:
From continuing operations before cumulative effects of accounting changes	$0.13	$(4.20)	$(2.88)	$(23.11)	$(35.05)
Net income (loss) applicable to Class A common stockholders	$0.13	$(7.56)	$(3.31)	$(28.87)	$(35.07)
Pro forma net income (loss) applicable to Class A common stockholders	$0.13	$(6.53)	$(3.35)	$(29.68)	$(34.47)
Diluted income (loss) applicable to Class A common stockholders:
From continuing operations before cumulative effects of accounting changes	$0.10	$(4.20)	$(2.88)	$(23.11)	$(35.05)
Net income (loss) applicable to Class A common stockholders	$0.10	$(7.56)	$(3.31)	$(28.87)	$(35.07)
Pro forma net income (loss) applicable to Class A common stockholders	$0.10	$(6.53)	$(3.35)	$(29.68)	$(34.47)
Basic income (loss) applicable to Class B common stockholders:
From continuing operations before cumulative effects of accounting changes	$0.13	$(4.20)	$(2.88)	$(23.11)	$(35.05)
Net income (loss) applicable to Class B common stockholders	$0.13	$(7.56)	$(3.31)	$(28.87)	$(35.07)
Pro forma net income (loss) applicable to Class B common stockholders	$0.13	$(6.53)	$(3.35)	$(29.68)	$(34.47)
Diluted income (loss) applicable to Class B common stockholders:
From continuing operations before cumulative effects of accounting changes	$0.10	$(4.20)	$(2.88)	$(23.11)	$(35.05)
Net income (loss) applicable to Class B common stockholders	$0.10	$(7.56)	$(3.31)	$(28.87)	$(35.07)
Pro forma net income (loss) applicable to Class B common stockholders	$0.10	$(6.53)	$(3.35)	$(29.68)	$(34.47)

Balance Sheet Data (end of period):
Total assets	$12,874,010	$13,098,188	$13,196,741	$13,602,406	$17,508,979
Debt	$869,184	$667,745	$347,119	$298,797	$17,417,044
Liabilities subject to compromise	$18,415,158	$18,480,948	$18,184,226	$18,020,124	$—
Redeemable preferred stock(f)	$—	$—	$—	$148,794	$486,813
Stockholders’ deficit	$(8,145,843)	$(8,215,826)	$(7,074,674)	$(6,284,062)	$(3,088,682)

(a)           We recorded impairment charges based upon our evaluation of the recoverability of the long-lived assets associated with our cable business, TelCove’s CLEC business (in 2001) and the CLEC markets retained by us. For additional information, see Note 9, “Impairment of Long-Lived Assets,” to the accompanying consolidated financial statements.

(b)           These amounts represent our provision for uncollectible amounts due from the Rigas Family and Rigas Family Entities. For additional information, see Note 6, “Transactions with the Rigas Family and Rigas Family Entities,” to the accompanying consolidated financial statements.

(c)           We recognized a $458 million net benefit from the settlement with the Rigas Family in 2005, and included such net benefit in other income (expense), net in the consolidated statement of operations for the year ended December 31, 2005. See Note 6, “Transactions with the Rigas Family and Rigas Family Entities,” to the accompanying consolidated financial statements.

We recorded charges of $425 million and $175 million during 2004 and 2002, respectively, related to the government settlement, and such charges are reflected in other income (expense), net in the accompanying consolidated statement of operations for the years ended December 31, 2004 and December 31, 2002. See Note 16, “Commitments and Contingencies,” to the accompanying consolidated financial statements.

(d)           On April 7, 2004, we transferred the economic risks and benefits of the CLEC market assets to TelCove pursuant to the terms of the Global Settlement. Revenue and expenses related to the CLEC Market Assets transferred under the Global Settlement have been included in loss from discontinued operations, for all years presented in our consolidated statements of operations. On January 11, 2002, we completed the TelCove Spin-off. Revenue and expenses related to TelCove have been included in loss from discontinued operations during the year ended December 31, 2001. The information above does not include TelCove’s results of operations or financial position subsequent to December 31, 2001. For additional information, see Note 7, “TelCove,” to the accompanying consolidated financial statements.

(e)           As a result of the adoption of FIN 46-R and the consolidation of the Rigas Co-Borrowing Entities, we recorded a $589 million charge as a cumulative effect of an accounting change on January 1, 2004. See Note 5, “Variable Interest Entities,” to the accompanying consolidated financial statements for additional information.

Beginning in 2004, we began amortizing our customer relationships using the double declining balance method. Customer relationships were amortized using the straight-line method prior to 2004. The application of the new amortization method to customer relationships acquired prior to 2004 resulted in an additional charge of $263 million which has been reflected in cumulative effects of accounting changes. For additional information, see Note 3, “Summary of Significant Accounting Policies,” to the accompanying consolidated financial statements.

On January 1, 2002, we recorded a $1,406 million cumulative effect of accounting change representing the transitional impairment loss that was measured as of that date related to the adoption of SFAS No. 142.

(f)            As a result of the adoption of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” we have classified our redeemable preferred stock as a liability subject to compromise at December 31, 2005, 2004 and 2003 in the accompanying consolidated balance sheets.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our accompanying consolidated financial statements. Reference is also made to “Cautionary Statements” at the beginning of this Annual Report for a description of important factors that could cause actual results to differ from expected results.

OVERVIEW

General

We are the fifth largest operator of cable systems in the United States. Our operations primarily consist of providing analog and digital cable services, HSI services and other advanced services over our cable systems. These services are generally provided to residential subscribers. At December 31, 2005, our consolidated cable operations served approximately 4,936,000 basic cable subscribers, of which approximately 2,008,000 also received digital cable service. Our consolidated cable systems also provided HSI services to approximately 1,714,000 subscribers at December 31, 2005. With the exception of approximately 55,000 basic cable subscribers that were located in Brazil, all of our consolidated basic cable subscribers at December 31, 2005 were located in the United States. Our domestic consolidated cable operations are located in 31 states, with large clusters in Los Angeles, New England, Western New York, West Palm Beach, Cleveland, Western Pennsylvania, Northern Virginia and Colorado Springs.

Our only reportable operating segment is our “cable” segment. Historically, substantially all of our revenue comes from our cable segment. The cable segment includes our cable system operations (including consolidated subsidiaries and equity method investments) that provide video services, HSI services and media services (advertising sales). Operating segments that are not included in the cable segment are aggregated together in the “corporate and other” segment. For additional information, see Note 15, “Segments,” to the accompanying consolidated financial statements.

Bankruptcy Proceedings

In June 2002, the Debtors filed voluntary petitions to reorganize under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Debtors are operating their business as debtors-in-possession under Chapter 11. The rights and claims of the Debtors’ various creditors and security holders will be determined by a plan of reorganization that is ultimately subject to confirmation by the Bankruptcy Court.

The Debtors most recently filed their Plan, and related Disclosure Statement with the Bankruptcy Court on November 21, 2005. By order dated November 23, 2005, the Bankruptcy Court approved the Disclosure Statement as containing “adequate information.”  By December 12, 2005, the Debtors completed the mailing of the solicitation packages. The voting deadline to accept or reject the Plan is April 6, 2006, and in the case of securities held through an intermediary, the deadline for instructions to be received by the intermediary is April 3, 2006 or such other date as specified by the applicable intermediary. The confirmation hearing on the Plan is scheduled to commence on April 24, 2006. The Plan contemplates, among other things, consummation of the Sale Transaction and distribution of the cash and TWC Class A Common Stock received pursuant to the Sale Transaction to the stakeholders of the Debtors in accordance with the Plan.

The financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. For additional information, see Note 2, “Bankruptcy Proceedings and Sale of Assets of the Company,” to the accompanying consolidated financial statements.

Sale of Assets

Effective April 20, 2005, we entered into the Sale Transaction. Under the terms of the Sale Transaction, TW NY and Comcast will purchase substantially all of our U.S. assets and assume certain of our liabilities. Upon the closing of the Sale Transaction, Adelphia will receive an aggregate consideration of cash in the amount of approximately $12.7 billion plus shares of TWC Class A Common Stock, which are expected to represent 16% of the outstanding equity securities of TWC as of the closing. Such percentage: (i) assumes the redemption of

Comcast’s interest in TWC, the inclusion in the sale to TW NY of all of the cable systems owned by the Rigas Co-Borrowing Entities contemplated to be purchased by TW NY pursuant to the Sale Transaction and that there is no Expanded Transaction; and (ii) is subject to adjustment for issuances pursuant to employee stock programs (subject to a cap) and issuances of securities for fair consideration. The TWC Class A Common Stock is expected to be listed on the NYSE. The purchase price payable by TW NY and Comcast is subject to certain adjustments. TWC, Comcast and certain of their affiliates have also agreed to swap certain cable systems and unwind Comcast’s investments in TWC and TWE. Certain fees are due to our financial advisors upon successful completion of a sale, which are calculated as a percentage (0.11% to 0.20%) of the sale value. Additional fees may be payable depending on the outcome of the sales process. Such fees cannot be determined until the closing of the Sale Transaction. For additional information regarding the Sale Transaction, see Note 2, “Bankruptcy Proceedings and Sale of Assets of the Company,” to the accompanying consolidated financial statements.

Government Settlement Agreements

On April 25, 2005, after extensive negotiations with the SEC and the U.S. Attorney, we entered into the Non-Prosecution Agreement with the U.S. Attorney, pursuant to which we agreed, among other things: (i) to contribute $715 million in value to the Restitution Fund; (ii) to continue to cooperate with the U.S. Attorney until the later of April 25, 2007, or the date upon which all prosecutions arising out of the conduct described in the Rigas Criminal Action and SEC Civil Action are final; and (iii) not to assert claims against the Rigas Family except for the Excluded Parties. We recorded a charge of $425 million during 2004 related to the Non-Prosecution Agreement. Such amount is reflected in other income (expense), net in the accompanying consolidated statements of operations. We previously recorded a charge of $175 million related to the Non-Prosecution Agreement in 2002. The remaining amount will be paid from future proceeds, if any, from certain litigation against third parties who injured the Company.

Also on April 25, 2005, we consented to an entry of a final judgment in the SEC Civil Action resolving the SEC’s claims against us. Pursuant to this agreement, we will be permanently enjoined from violating various provisions of federal securities laws, and the SEC has agreed that, if we make the $715 million payment to the Restitution Fund, we will not be required to pay disgorgement or a civil monetary penalty to satisfy the SEC’s claims.

On April 25, 2005, Adelphia and the Rigas Family entered into an agreement to settle the lawsuit against the Rigas Family. The Adelphia-Rigas Settlement Agreement includes, among other things, agreements to pay $11.5 million to a legal defense fund for the benefit of the Rigas Family, which was expensed by the Company in June 2005, and to provide management services to Coudersport and Bucktail for an interim period ending no later than December 31, 2005. We provided management services to Coudersport and Bucktail through November 6, 2005. Also, on April 25, 2005, the Rigas Family agreed to enter into a settlement agreement with the U.S. Attorney. The Government Settlement Agreements release us from further obligation to provide funding for legal defense costs for the Rigas Family.

In connection with the Government Settlement Agreements, all amounts owed between Adelphia (including the Rigas Co-Borrowing Entities) and the Rigas Family and Rigas Family Entities, other than the Rigas Co-Borrowing Entities (the “Other Rigas Entities”), will not be collected or paid. As a result, in June 2005, we derecognized a $460 million payable by the Rigas Co-Borrowing Entities to the Rigas Family and Other Rigas Entities. This liability, which we recorded in connection with the January 1, 2004 consolidation of the Rigas Co-Borrowing Entities, had no legal right of set-off against amounts due to the Rigas Co-Borrowing Entities from the Rigas Family and Other Rigas Entities.

Also in connection with the Government Settlement Agreements, equity ownership of the Rigas Co-Borrowing Entities (other than Coudersport and Bucktail), debt and equity securities of the Company, and certain real estate were forfeited by the Rigas Family and Rigas Family Entities and are expected to be conveyed to the Company (subject to completion of forfeiture proceedings before a federal judge to determine if there are any superior claims). In conjunction with the June 2005 Forfeiture Order, we recorded the debt and equity securities and real estate at their fair value of $34.6 million. We recognized additional impairments of $24.6 million in other income (expense), net in the accompanying consolidated statement of operations for the year ended December 31, 2005 due to a decline in the fair value of the securities following the June 2005 forfeiture. The adjusted fair value of the debt and equity securities and real estate of $10 million has been reflected as a current asset in the accompanying consolidated balance sheet as of December 31, 2005. We have concluded that the equity interests we expect to receive in the Rigas Co-Borrowing Entities have nominal value as the liabilities of these entities significantly exceed the fair value of their assets. The assets and liabilities of the Rigas Co-Borrowing Entities have been consolidated since January 1, 2004.

As of December 31, 2004, we had accrued $2.7 million of severance for John J. Rigas pursuant to the terms of a May 23, 2002 agreement with John J. Rigas, Timothy J. Rigas, James P. Rigas, and Michael J. Rigas. The Government Settlement Agreements release us from this severance obligation. Accordingly, we derecognized the severance accrual and recognized the benefit of $2.7 million in June 2005.

We recognized a net benefit from the settlement with the Rigas Family in June 2005 and have included such benefit in other income (expense), net in the consolidated statement of operations for the year ended December 31, 2005, as follows (amounts in thousands):

Derecognition of amounts due to the Rigas Family and Other Rigas Entities from the Rigas Co-Borrowing Entities	$460,256
Derecognition of amounts due from Rigas Family and Other Rigas Entities, net*	(15,405)
Estimated fair value of debt and equity securities and real estate to be conveyed to the Company	34,629
Deconsolidation of Coudersport and Bucktail, net (Note 5)	(12,964)
Legal defense costs for the Rigas Family	(11,500)
Derecognition of severance accrual for John J. Rigas	2,717
Settlement with the Rigas Family, net	$457,733

*  Represents the December 31, 2004 amounts due from the Rigas Family and Other Rigas Entities of $28.7 million, less the provision for uncollectible amounts of $13.3 million recognized by the Company for the period from January 1, 2005 through June 8, 2005 (date of the Forfeiture Order) due to a decline in the fair value of the underlying securities.

For additional information about the Government Settlement Agreements, see Note 6, “Transactions with the Rigas Family and Rigas Family Entities” and Note 16, “Commitments and Contingencies,” to the accompanying consolidated financial statements.

Variable Interest Entities

In January 2003, the FASB issued FIN 46-R, which requires variable interest entities, as defined by FIN 46-R, to be consolidated by the primary beneficiary if certain criteria are met. We concluded that the Rigas Co-Borrowing Entities represent variable interest entities for which we are the primary beneficiary and have included them in our consolidated financial statements effective January 1, 2004. For additional information, see Note 5, “Variable Interest Entities,” to the accompanying consolidated financial statements. Due to the consolidation of the Rigas Co-Borrowing Entities effective January 1, 2004, direct comparisons of our results of operations for periods after January 1, 2004 to prior periods are not meaningful without taking into account the effects of the Rigas Co-Borrowing Entities. Accordingly, the impacts of the operating results of the Rigas Co-Borrowing Entities are identified, where material, in the “Results of Operations” discussion below.

Discontinued Operations

Revenue and expenses related to the CLEC market assets, which were transferred to TelCove effective April 2004 as part of the Global Settlement, have been included in loss from discontinued operations for 2004 and prior years presented in our consolidated statements of operations. For additional information, see Note 7, “TelCove,” to the accompanying consolidated financial statements.

Trends

The following table summarizes our subscribers before consolidation of the Rigas Co-Borrowing Entities, the subscribers of the Rigas Co-Borrowing Entities and our subscribers after consolidation of the Rigas Co-Borrowing Entities. Prior to January 1, 2004, we did not include the Rigas Co-Borrowing Entities’ subscribers in our subscriber totals (amounts in thousands).

	December 31,			% Increase (decrease)
	2005	2004	2003	2005 vs. 2004	2004 vs. 2003
Subscribers before consolidation of the Rigas Co-Borrowing Entities:
Basic	4,717	4,841	5,085	(2.6)%	(4.8)%
Digital	1,917	1,857	1,802	3.2	3.0
HSI	1,626	1,320	954	23.2	38.4

Subscribers of the Rigas Co-Borrowing Entities:
Basic	219	228	—	(3.9)%	nm
Digital	91	85	—	7.1	nm
HSI	88	77	—	14.3	nm

Subscribers after consolidation of the Rigas Co-Borrowing Entities:
Basic	4,936	5,069	5,085	(2.6)%	(0.3)%
Digital	2,008	1,942	1,802	3.4	7.8
HSI	1,714	1,397	954	22.7	46.4

nm – not meaningful

We face increasing competition for our video services primarily from DBS operators and for our HSI services from local telephone companies. Competition has put downward pressure on the number of basic subscribers and pricing for certain services. Basic cable subscribers decreased 2.6% in 2005 when compared to 2004. In an effort to reverse the trend of basic subscriber losses, we have increased our subscriber retention efforts and our emphasis on enhancing and differentiating our video products and services with VOD, HDTV and DVRs. Despite these efforts, we expect to continue to experience a loss of basic cable subscribers.

Digital cable subscribers increased 3.4% at December 31, 2005 when compared to 2004. Growth of digital cable subscribers has moderated from that of prior periods. Future growth of our digital cable business is dependent upon our ability to retain our basic subscribers and to successfully market our digital cable services.

HSI subscribers increased 22.7% at December 31, 2005 when compared to 2004. We anticipate continued demand for our HSI services. However, as the existing HSI subscriber base grows, we expect the rate of growth will continue to decline.

We use ARPU as a measure of performance for our business. ARPU represents total annual revenue, divided by twelve months, divided by an average of the number of monthly subscribers for the twelve month period.

The following table summarizes ARPU for selected revenue components. The Rigas Co-Borrowing Entities are not included in calculations for years prior to 2004. The consolidation of the Rigas Co-Borrowing Entities did not have a material impact on ARPU.

	Year ended December 31,
	2005	2004	Increase (decrease)	2004	2003	Increase (decrease)
ARPU:
Video revenue (including digital cable and media services), per basic subscriber	$60.27	$56.76	$3.51	$56.76	$51.18	$5.58
HSI revenue, per HSI subscriber	$38.97	$37.60	$1.37	$37.60	$39.36	$(1.76)
Total revenue, per basic subscriber	$72.83	$66.21	$6.62	$66.21	$57.80	$8.41

ARPU for video revenue increased $3.51, or 6%, in 2005 and $5.58, or 11%, in 2004 when compared to the prior year. ARPU for HSI revenue increased $1.37, or 4%, in 2005 and decreased $1.76, or 4%, in 2004 when compared to the prior year. HSI ARPU has been impacted primarily by the timing and number of promotional offerings. In 2004, promotional offerings negatively impacted our HSI ARPU as we focused on obtaining subscribers in a competitive pricing environment. Although we continue to face a competitive pricing environment, we were able to reduce the percentage of HSI subscribers receiving promotional offerings in 2005, while still growing the number of HSI subscribers. ARPU for total revenue increased $6.62 in 2005, or 10%, when compared to 2004 and increased $8.41, or 15%, in 2004 when compared to 2003. Historically, ARPU for total revenue has been increasing and we expect this trend to continue through 2006, although the rate of increase is expected to continue to decline.

Programming costs increased 1% and 4% (excluding the effect of the 2004 consolidation of the Rigas Co-Borrowing Entities) in 2005 and 2004, respectively, when compared to prior years. Programming costs are expected to continue to rise during the next several years, primarily due to the expansion of service offerings and industry-wide programming cost increases (particularly with respect to sports programming), reflecting both inflation-indexed and negotiated license fee increases. To offset these increased costs, we expect to continue to review and adjust, as necessary, the pricing for our services and to seek to create efficiencies in our operations. However, any cost increases that we are not able to pass on to our subscribers through service rate increases would reduce our operating margins unless offset by improved operational efficiencies.

Certain expenses directly related to the Chapter 11 filing are expensed and included in reorganization expenses due to bankruptcy. We will continue to incur significant reorganization expenses until we emerge from bankruptcy. For additional information, see Note 2, “Bankruptcy Proceedings and Sale of Assets of the Company,” to the accompanying consolidated financial statements.

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

RESULTS OF OPERATIONS

2005 Compared to 2004

The following table summarizes the results of operations for the periods presented (dollars in thousands):

	Year ended December 31,
	2005		2004
	$	% of Revenue	$	% of Revenue
Revenue	$4,364,570	100%	$4,143,388	100%

Costs and expenses:
Direct operating and programming	2,689,405	62	2,653,417	64
Selling, general and administrative	350,520	8	329,427	8
Investigation, re-audit and sale transaction costs	65,844	2	125,318	3
Depreciation	804,074	18	961,840	23
Amortization	141,264	3	159,682	4
Impairment of long-lived assets	23,063	1	83,349	2
Provision for uncollectible amounts due from the Rigas Family and Rigas Family Entities	13,338	—	—	—
Gain on disposition of long-lived assets	(5,767)	—	(4,641)	—
Total costs and expenses	4,081,741	94	4,308,392	104

Operating income (loss)	282,829	6	(165,004)	(4)

Other expense, net:
Interest expense, net of amounts capitalized	(590,936)	(13)	(402,627)	(10)
Other income (expense), net	494,979	11	(425,789)	(10)
Total other expense, net	(95,957)	(2)	(828,416)	(20)
Income (loss) before reorganization expenses, income taxes, share of losses of equity affiliates, minority’s interest, discontinued operations and cumulative effects of accounting changes	186,872	4	(993,420)	(24)
Reorganization expenses due to bankruptcy	(59,107)	(1)	(76,553)	(2)
Income tax (expense) benefit	(100,349)	(2)	2,843	—
Share of losses of equity affiliates, net	(588)	—	(7,926)	—
Minority’s interest in loss of subsidiary	7,835	—	16,383	—
Income (loss) from continuing operations before cumulative effects of accounting changes	34,663	1	(1,058,673)	(26)
Loss from discontinued operations	—	—	(571)	—
Cumulative effects of accounting changes	—	—	(851,629)	(20)
Net income (loss)	$34,663	1%	$(1,910,873)	(46)%

The following is a discussion of our results of operations and includes an analysis of significant changes from historical trends in our results of operations for the year ended December 31, 2005 as compared to the year ended December 31, 2004.

Revenue

Revenue increased $221 million, or 5%, during the year ended December 31, 2005 as compared to 2004. The following table summarizes revenue for the periods indicated (dollars in thousands, except ARPU amounts):

	Year ended December 31,
	2005		2004		2005 vs. 2004
					$	%
	Revenue	% of Revenue	Revenue	% of Revenue	Increase (decrease)	Increase (decrease)

Cable:
Video (including digital)	$3,372,344	77%	$3,308,985	80%	$63,359	2%
HSI	726,433	17	552,161	13	174,272	32
Media services	254,291	6	242,193	6	12,098	5
Total cable	4,353,068	100	4,103,339	99	249,729	6
Corporate and other	11,502	—	40,049	1	(28,547)	(71)
Total	$4,364,570	100%	$4,143,388	100%	$221,182	5
ARPU	$72.83		$66.21		$6.62	10%

Cable revenue increased $250 million, or 6%, during the year ended December 31, 2005, as compared to 2004. The increase in cable revenue was primarily attributable to increased revenue from HSI services, higher rates for basic and expanded basic service tiers, new product offerings and media services. An increase in HSI subscribers accounted for the majority of the increase in HSI revenue. The positive impact of higher rates for basic and expanded basic service tiers was partially offset by a decrease in our basic subscriber base. The increase in media services revenue was attributable to our ability to increase both the average rate received and the volume of advertising sold as a result of an industry wide trend of viewers switching from broadcast to cable, thereby increasing viewership and the advertising population. Subscribers increased 22.7% for HSI and 3.4% for digital cable and decreased 2.6% for basic cable when comparing 2005 to 2004.

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

Direct operating and programming costs

Direct operating and programming costs increased $36 million, or 1%, during 2005, as compared to 2004. The following table summarizes direct operating and programming costs for the periods indicated (dollars in thousands):

	Year ended December 31,
	2005	2004	$ Increase (decrease)	% Increase (decrease)

Cable:
Programming	$1,166,156	$1,149,168	$16,988	1%
Other cable	1,511,747	1,480,292	31,455	2
Total cable	2,677,903	2,629,460	48,443	2
Corporate and other	11,502	23,957	(12,455)	(52)
Total	$2,689,405	$2,653,417	$35,988	1%

Programming costs consist primarily of costs paid to programmers for the provision of analog, premium and digital channels and pay-per-view programs. Programming costs increased $17 million, or 1%. The 2005 programming cost increase was below historic trends due primarily to the decrease in our basic subscriber base and one-time, fourth-quarter programming credits of $22 million.

Other cable operating costs consist of labor and other costs associated with the provision of cable services to subscribers and the operation and maintenance of our cable systems. Other cable operating costs increased $31 million, or 2%, primarily due to increased maintenance costs, including related material and fuel cost increases, hurricane-related activity in our southeast region and franchise fees (resulting from revenue growth).

Corporate and other costs decreased $12 million, or 52%, when comparing 2005 to 2004. The decline was primarily due to the February 2005 sale of substantially all of our security monitoring business.

Selling, general and administrative expenses (“SG&A”)

SG&A expenses consist of salaries and benefits, marketing expenses, professional fees, insurance and other general and administrative expenses related to our operations. SG&A expenses increased approximately $21 million, or 6%, when comparing the year ended December 31, 2005 to 2004. The increase in SG&A expenses is primarily attributable to increased marketing expenses related to our subscriber retention efforts.

Investigation, re-audit and sale transaction costs

We incurred costs that, although not directly related to the Chapter 11 filing, are related to the investigation of the alleged actions of Rigas Management, efforts to comply with applicable laws and regulations, and the Sale Transaction. These expenses include re-audit, legal and forensic consulting fees and employee retention costs, and aggregated $66 million and $125 million for the years ended December 31, 2005 and 2004, respectively. The decrease in these expenses was primarily due to a $75 million decline in re-audit related fees, partially offset by a $21 million increase in employee retention costs.

Depreciation

Depreciation expense decreased by $158 million, or 16%, during 2005, as compared to 2004. The decrease reflects the net effect of a decrease in depreciation expense associated with an increase in property and equipment that has become fully depreciated or was retired, partially offset by an increase in depreciation expense due to capital expenditures. The increase in fully depreciated property and equipment was primarily attributable to the 2004 reduction of the useful life used to depreciate standard definition digital set-top boxes. For additional information, see Note 3, “Summary of Significant Accounting Policies,” to the accompanying consolidated financial statements.

Impairment of long-lived assets

As a result of our annual impairment test, we recorded additional impairments of $23 million and $83 million in the years ended December 31, 2005 and 2004, respectively, related to franchise rights. As discussed in Note 9, “Impairment of Long-Lived Assets,” to the accompanying consolidated financial statements, the impairments were primarily driven by subscriber losses.

Interest expense, net of amounts capitalized

Interest expense, net of amounts capitalized, was $591 million in 2005, as compared to $403 million in 2004, an increase of $188 million, or 47%. A portion of the increase was driven by $58 million in previously deferred financing costs written off as a result of the termination of the Company’s exit financing commitment in May 2005. For additional information, see Note 2, “Bankruptcy Proceedings and Sale of Assets of the Company,” to the accompanying consolidated financial statements.

The remaining increase relates to higher average monthly outstanding debt balances and higher average interest rates, partially offset by lower amortization of deferred financing costs in 2005, as compared to 2004. Since the Petition Date, we have been paying or accruing interest only on amounts outstanding under the DIP facilities and the pre-petition credit agreements, including the entire principal balance outstanding under the Co-Borrowing Facilities.

Reorganization expenses due to bankruptcy

Certain expenses directly related to the Chapter 11 filing are expensed and included in reorganization expenses due to bankruptcy. Such expenses aggregated $59 million and $77 million during 2005 and 2004, respectively. The $18 million decline was due to an increase in gains on settlements of liabilities subject to compromise and interest earned during reorganization, partially offset by an increase in professional fees. We will continue to incur significant reorganization expenses until we emerge from bankruptcy. For additional information, see Note 2, “Bankruptcy Proceedings and Sale of Assets of the Company,” to the accompanying consolidated financial statements.

Other income (expense), net

We recorded other income, net of $495 million during 2005, as compared to other expense, net of $426 million during 2004. In connection with the Government Settlement Agreements, we recorded a $458 million net benefit related to the settlement of, among other matters, net amounts payable from us (including the Rigas Co-Borrowing Entities) to the Rigas Family and Other Rigas Entities during 2005. We also recorded a $47 million gain from the sale of Century/ML Cable in 2005. Such gains were partially offset by a $25 million impairment related to the receivable for securities. For additional information, see Note 6, “Transactions with the Rigas Family and Rigas Family Entities” and Note 8, “Investments in Equity Affiliates and Related Receivables,” to the accompanying consolidated financial statements. During 2004, we recorded a $425 million charge related to the Non-Prosecution Agreement. For additional information, see Note 16, “Commitments and Contingencies,” to the accompanying consolidated financial statements.

Income tax (expense) benefit

We recorded income tax expense of $100 million for the year ended December 31, 2005 and an income tax benefit of $3 million for the year ended December 31, 2004. The 2005 income tax expense differs from the amount that would have resulted from the application of statutory tax rates due primarily to income attributable to the Rigas Co-Borrowing Entities (primarily due to the settlement with the Rigas Family), a change in the valuation allowance for federal income tax purposes and expiration of certain NOL carryforwards. The 2004 income tax benefit differs from the amount that would have resulted from the application of statutory tax rates due primarily to a change in the valuation allowance for federal income tax purposes, the cumulative effect of the accounting change resulting from the adoption of FIN 46-R and expiration of certain NOL carryforwards. For additional information, see Note 14, “Income Taxes,” to the accompanying consolidated financial statements.

Cumulative effects of accounting changes

As a result of the adoption of FIN 46-R and the consolidation of the Rigas Co-Borrowing Entities, we recorded a charge of $589 million as a cumulative effect of an accounting change on January 1, 2004. See Note 5, “Variable Interest Entities,” to the accompanying consolidated financial statements for additional information. In addition, beginning in 2004, we began amortizing our customer relationships using the double declining balance method. Customer relationships were amortized using the straight-line method prior to 2004. The application of the new amortization method to customer relationships acquired prior to 2004 resulted in an additional charge of $263 million which has been reflected as a cumulative effect of a change in accounting principle. See Note 3, “Summary of Significant Accounting Policies,” to the accompanying consolidated financial statements for additional information.

2004 Compared to 2003

The following table summarizes the results of operations for the periods presented (dollars in thousands):

	Year ended December 31,
	2004		2003
	$	% of Revenue	$	% of Revenue

Revenue	$4,143,388	100%	$3,569,017	100%

Costs and expenses:
Direct operating and programming	2,653,417	64	2,386,347	67
Selling, general and administrative:
Third party	329,427	8	268,288	8
Rigas Family Entities	—	—	(21,242)	(1)
Investigation, re-audit and sale transaction costs	125,318	3	52,039	1
Total selling, general and administrative	454,745	11	299,085	8

Depreciation	961,840	23	846,097	24
Amortization	159,682	4	162,839	5
Impairment of long-lived assets	83,349	2	17,641	—
Provision for uncollectible amounts due from the Rigas Family and Rigas Family Entities	—	—	5,497	—
Gain on disposition of long-lived assets	(4,641)	—	—	—
Total costs and expenses	4,308,392	104	3,717,506	104

Operating loss	(165,004)	(4)	(148,489)	(4)

Other expense, net:
Interest expense, net of amounts capitalized	(402,627)	(10)	(381,622)	(11)
Other expense, net	(425,789)	(10)	(963)	—
Total other expense, net	(828,416)	(20)	(382,585)	(11)
Loss before reorganization expenses, income taxes, share of losses of equity affiliates, minority’s interest, discontinued operations and cumulative effects of accounting changes	(993,420)	(24)	(531,074)	(15)
Reorganization expenses due to bankruptcy	(76,553)	(2)	(98,812)	(3)
Income tax (expense) benefit	2,843	—	(117,378)	(3)
Share of losses of equity affiliates, net	(7,926)	—	(2,826)	—
Minority’s interest in loss of subsidiary	16,383	—	25,430	1
Loss from continuing operations before cumulative effects of accounting changes	(1,058,673)	(26)	(724,660)	(20)
Loss from discontinued operations	(571)	—	(107,952)	(3)
Cumulative effects of accounting changes	(851,629)	(20)	—	—
Net loss	$(1,910,873)	(46)%	$(832,612)	(23)%

The consolidation of the Rigas Co-Borrowing Entities resulted in the following impact to our consolidated statement of operations for the year ended December 31, 2004 (amounts in thousands):

Revenue	$194,089
Costs and expenses:
Direct operating and programming	114,846
Selling, general and administrative:
Third party	12,206
Investigation, re-audit and sale transaction costs	17,233
Depreciation	38,533
Amortization	7,716
Impairment of long-lived assets	5,598
Total costs and expenses	196,132
Operating loss	(2,043)
Other income	1,091
Income tax expense	(85)
Loss before cumulative effect of accounting change	(1,037)
Cumulative effect of accounting change	(588,782)
Net loss	$(589,819)

The following is a discussion of our results of operations and includes an analysis of significant changes from historical trends in our results of operations for the year ended December 31, 2004 as compared to the year ended December 31, 2003.

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

Direct operating and programming costs

Direct operating and programming costs increased $267 million, or 11%, during 2004, as compared to 2003, of which the consolidation of the Rigas Co-Borrowing Entities accounted for $115 million, or 5%. The following table summarizes direct operating and programming costs for the periods indicated (dollars in thousands):

	Year ended December 31,
	2004	2003	$ Increase (decrease)	% Increase (decrease)

Cable:
Programming	$1,149,168	$1,056,820	$92,348	9%
Other cable	1,480,292	1,297,713	182,579	14
Total cable	2,629,460	2,354,533	274,927	12
Corporate and other	23,957	31,814	(7,857)	(25)
Total	$2,653,417	$2,386,347	$267,070	11%

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

Selling, general and administrative expenses

SG&A expenses increased $82 million, or 33%, during 2004, as compared to 2003, of which the consolidation of the Rigas Co-Borrowing Entities accounted for $12 million, or 5%. In addition to the consolidation of the Rigas Co-Borrowing Entities, the increase in SG&A expenses was primarily due to increases in contracted professional fees, maintenance and repair expenses, employee expenses and insurance expenses. These increases include, among other items, expenses associated with compliance with the Sarbanes-Oxley Act, higher hardware and software maintenance expenses, and higher directors’ and officers’ liability insurance premiums incurred during 2004, as compared to 2003. Marketing expenses also increased, primarily as a result of our efforts to retain our basic subscriber base and continue to grow the number of HSI subscribers.

Investigation, re-audit and sale transaction costs

We incurred investigation, re-audit and sale transaction costs that aggregated $125 million and $52 million for the years ending December 31, 2004 and 2003, respectively. During 2004, re-audit related fees increased $50 million. The consolidation of the Rigas Co-Borrowing Entities accounted for an additional $17 million of the increase, all of which relates to legal defense costs of the Rigas Family.

Depreciation

Depreciation expense increased by $116 million, or 14%, during 2004, as compared to 2003, of which the consolidation of the Rigas Co-Borrowing Entities accounted for $39 million, or 5%. The remaining increase was primarily attributable to a reduction in the useful life used to depreciate standard definition digital set-top boxes from five years to four years (for additional information, see Note 3, “Summary of Significant Accounting Policies,” to the accompanying consolidated financial statements). Offsetting these increases was the net effect of a decrease in depreciation expense associated with property and equipment that has become fully depreciated or retired and increases in depreciation expense due to capital expenditures.

Impairment of long-lived assets

Impairment charges were $83 million in 2004, as compared to $18 million in 2003. During 2004, we recognized impairment charges related to our cable franchise rights. During 2003, we evaluated the recoverability of our long-lived assets in Brazil and recognized impairment charges of $17 million. In addition, impairment charges of $1 million were recognized in 2003 related to our cable franchise rights. For additional information, see Note 9, “Impairment of Long-Lived Assets,” to the accompanying consolidated financial statements.

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

Other expense, net

We recorded other expenses, net of $426 million and $1 million during 2004 and 2003, respectively. During 2004, we recorded a $425 million charge related to the Non-Prosecution Agreement. For additional information, see Note 16, “Commitments and Contingencies,” to the accompanying consolidated financial statements.

Income tax (expense) benefit

Our income tax benefit was $3 million during 2004 and our income tax expense was $117 million during 2003. The 2004 income tax benefit differs from the amount that would have resulted from the application of statutory tax rates due primarily to a change in the valuation allowance for federal income tax purposes, the cumulative effect of the accounting change resulting from the adoption of FIN 46-R and expiration of certain NOL carryforwards. The 2003 income tax expense differs from the amount that would have resulted from the application of statutory tax rates due primarily to a change in the valuation allowance for federal income tax purposes and expiration of certain NOL carryforwards. For additional information, see Note 14, “Income Taxes,” to the accompanying consolidated financial statements.

Cumulative effects of accounting changes

As a result of the adoption of FIN 46-R and the consolidation of the Rigas Co-Borrowing Entities, we recorded a charge of $589 million as a cumulative effect of an accounting change on January 1, 2004. See Note 5, “Variable Interest Entities,” to the accompanying consolidated financial statements for additional information. In addition, beginning in 2004, we began amortizing our customer relationships using the double declining balance method. Customer relationships were amortized using the straight-line method prior to 2004. The application of the new amortization method to customer relationships acquired prior to 2004 resulted in an additional charge of $263 million which has been reflected as a cumulative effect of a change in accounting principle. See Note 3, “Summary of Significant Accounting Policies,” to the accompanying consolidated financial statements for additional information.

LIQUIDITY AND CAPITAL RESOURCES

Historical Sources and Uses of Cash

The following table summarizes net cash provided by operating activities, net cash used in investing activities and net cash provided by financing activities during the indicated periods (amounts in thousands):

	Year ended December 31,
	2005	2004	2003

Operating activities	$634,011	$511,692	$507,857

Investing activities:
Capital expenditures for property and equipment	$(734,538)	$(820,913)	$(723,521)
Other investing activities	(799)	83,249	197,626
Total investing activities	$(735,337)	$(737,664)	$(525,895)

Financing activities	$152,256	$312,220	$47,069

Operating Activities. Net cash provided by operating activities for the years ended December 31, 2005, 2004 and 2003 was $634 million, $512 million and $508 million, respectively. The $122 million increase in net cash provided by operating activities during 2005 as compared to 2004 was primarily attributable to a $176 million reduction in cash settlements, partially offset by a decrease in cash generated by our operations in 2005. In 2004, we settled $131 million of accounts payable and accrued liabilities which were classified as liabilities subject to compromise at December 31, 2003. In addition, we paid $60 million to TelCove in 2004 as part of the Global Settlement.

The $4 million increase in net cash provided by operating activities during 2004 as compared to 2003 was primarily attributable to increased cash generated by our operations in 2004, offset by the aforementioned cash settlements.

Investing Activities. Net cash used in investing activities decreased to $735 million for 2005 compared to $738 million for 2004. In both years, we continued to make significant capital expenditures to upgrade and rebuild our cable systems and to support the launch of new services. Our capital expenditures for property and equipment declined 11% to $734 million in 2005 compared to $821 million for 2004. Investing activities, other than capital expenditures for property and equipment, generated a $1 million net use of cash for the year ended December 31, 2005. An increase in restricted cash of $279 million, primarily related to our sale of Century/ML Cable, and our $22 million purchase of the remaining ownership interests in the Tele-Media JV Entities, were offset by $269 million of cash received from the sale of Century/ML Cable and $36 million of cash received from the sale of our security monitoring business. Conversely, $83 million of net cash was provided by other investing activities during 2004, primarily due to an $80 million decrease in restricted cash.

The $212 million increase in net cash used in investing activities in 2004 compared to 2003 was partially attributable to increased capital spending, which increased 13% to $821 million in 2004 compared to $724 million for 2003. In 2004, cash provided by other investing activities decreased by $114 million as compared to 2003. A reduction in restricted cash and net cash advances from the Rigas Family and Rigas Family Entities were the primary reasons for this decline. The change in net cash received from the Rigas Family and Rigas Family Entities was primarily due to the consolidation of the Rigas Co-Borrowing Entities effective January 1, 2004.

Financing Activities. For 2005, net cash provided by financing activities was comprised of $918 million of borrowings made pursuant to the DIP facilities, repayments of debt totaling $716 million and payments of bank financing costs of $49 million. Financing activities for 2004 consisted of $805 million of borrowings made pursuant to the DIP facilities, repayments of debt totaling $478 million and payments of bank financing costs of $14 million. The $160 million decrease in net cash provided by financing activities in 2005, as compared to 2004, resulted primarily from an increase in net cash provided by operating activities and reduced capital expenditures for property and equipment. Both 2005 and 2004 activities included refinancing of the DIP facilities.

Net cash provided by financing activities increased by $265 million in 2004, as compared to 2003, primarily due to increased borrowings made pursuant to the DIP facilities, net of repayments. The increased borrowings were used to fund the increase in capital expenditures for property and equipment, cash settlements of certain liabilities subject to compromise and the Global Settlement discussed above.

CURRENT AND FUTURE SOURCES OF LIQUIDITY

General

Since the Petition Date, we have utilized net cash provided by operating activities and borrowings under the DIP facilities to fund capital expenditures and other liquidity requirements. As discussed in greater detail below, our restricted cash balances do not represent sources of short-term liquidity.

Second Extended Dip Facility

On February 25, 2005, the Loan Parties entered into the $1,300 million Second Extended DIP Facility, which supersedes and replaces in its entirety the First Extended DIP Facility. The Second Extended DIP Facility was approved by the Bankruptcy Court on February 22, 2005 and closed on February 25, 2005.

The Second Extended DIP Facility was to mature upon the earlier of March 31, 2006 or the occurrence of certain other events, as described in the Second Extended DIP Facility. The Second Extended DIP Facility was comprised of an $800 million Tranche A Loan (including a $500 million letter of credit subfacility) and a $500 million Tranche B Loan. The proceeds from borrowings under the Second Extended DIP Facility were permitted to be used for general corporate purposes and investments, as defined in the Second Extended DIP Facility. The Second Extended DIP Facility was secured with a first priority lien on all of the Loan Parties’ unencumbered assets, a priming first priority lien on all assets of the Loan Parties securing their pre-petition bank debt and a junior lien on all other assets of the Loan Parties. The applicable margin on loans extended under the Second Extended DIP Facility was 1.25% per annum in the case of Alternate Base Rate loans and 2.25% per annum in the case of Adjusted London interbank offered rate (“LIBOR”) loans. In addition, under the Second Extended DIP Facility, the commitment fee with respect to the unused portion of the Tranche A Loan was 0.50% per annum.

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

The terms of the Second Extended DIP Facility contained certain restrictive covenants, which included limitations on the ability of the Loan Parties to (i) incur additional guarantees, liens and indebtedness, (ii) sell or otherwise dispose of certain assets and (iii) pay dividends or make other distributions or payments with respect to any shares of capital stock, subject to certain exceptions set forth in the Second Extended DIP Facility. The Second Extended DIP Facility also required compliance with certain financial covenants with respect to operating results and capital expenditures.

From time to time, the Loan Parties and the DIP lenders entered into certain amendments to the terms of the Second Extended DIP Facility. In addition, from time to time, the Company received waivers to prevent or cure certain defaults under the Second Extended DIP Facility. These waivers and amendments were effective through the maturity date of the Second Extended DIP Facility.

On March 9, 2005, certain Loan Parties cash collateralized certain letters of credit outstanding under the Second Extended DIP Facility in connection with the consummation of certain asset sales. On May 27, 2005 and July 6, 2005, certain Loan Parties made mandatory prepayments of principal on the Second Extended DIP Facility in connection with the consummation of certain asset sales. As a result, the total commitment of the entire Second Extended DIP Facility was reduced to $1,271 million, with the total commitment of the Tranche A Loan being reduced to $772 million. As of December 31, 2005, $352 million under the Tranche A Loan has been drawn and letters of credit totaling $82 million have been issued under the Tranche A Loan, leaving availability of $338 million under the Tranche A Loan. Furthermore, as of December 31, 2005, the entire $499 million under the Tranche B Loan has been drawn.

Third Extended Dip Facility

On March 17, 2006, the Loan Parties entered into the $1,300 million Third Extended DIP Facility, which supersedes and replaces in its entirety the Second Extended DIP Facility. The Third Extended DIP Facility was approved by the Bankruptcy Court on March 16, 2006, and closed on March 17, 2006. Except as set forth below, the material terms and conditions of the Third Extended DIP Facility are substantially identical to the material terms and conditions of the Second Extended DIP Facility, including the covenants and collateral securing the Third Extended DIP Facility.

The Third Extended DIP Facility generally matures upon the earlier of August 7, 2006 or the occurrence of certain other events, as described in the Third Extended DIP Facility. The Third Extended DIP Facility is comprised of an $800 million Tranche A Loan (including a $500 million letter of credit subfacility) and a $500 million Tranche B Loan. The proceeds from borrowings under the Third Extended DIP Facility are permitted to be used for general corporate purposes and investments, as defined in the Third Extended DIP Facility. The Third Extended DIP Facility is secured with a first priority lien on all of the Loan Parties’ unencumbered assets, a priming first priority lien on all assets of the Loan Parties securing their pre-petition bank debt and a junior lien on all other assets of the Loan Parties. The applicable margin on loans extended under the Third Extended DIP Facility was reduced (when compared to the Second Extended DIP Facility) to 1.00% per annum in the case of Alternate Base Rate loans and 2.00% per annum in the case of Adjusted LIBOR rate loans, and the commitment fee with respect to the unused portion of the Tranche A Loan is 0.50% per annum (which is the same fee that was charged under the Second Extended DIP Facility).

The terms of the Third Extended DIP Facility contain certain restrictive covenants, which include limitations on the ability of the Loan Parties to (i) incur additional guarantees, liens and indebtedness, (ii) sell or otherwise dispose of certain assets and (iii) pay dividends or make other distributions or payments with respect to any shares of capital stock, subject to certain exceptions set forth in the Third Extended DIP Facility. The Third Extended DIP Facility also requires compliance with certain financial covenants with respect to operating results and capital expenditures.

In connection with the closing of the Third Extended DIP Facility, on March 17, 2006, the Loan Parties borrowed an aggregate of $916 million thereunder, and used all such proceeds and a portion of available cash and cash equivalents to repay all of the indebtedness, including accrued and unpaid interest and certain fees and expenses, outstanding under the Second Extended DIP Facility. In addition, all of the participations in the letters of credit outstanding under the Second Extended DIP Facility were transferred to certain lenders under the Third Extended DIP Facility.

Cash Provided by Operating Activities

Consistent with our historical experience, we expect that net cash provided by operating activities will continue to represent an important source of liquidity for us in future periods. We consider both traditional GAAP and alternative measures of cash generated by our operations when evaluating this source of liquidity. One important alternative measure, free cash flow, is defined by us as net cash provided by operating activities less capital expenditures for property and equipment and is used by us as a measure of liquidity. Our definition of free cash flow may differ from similar cash flow measurements used by other public companies, including other public companies offering similar services. We believe that free cash flow provides a useful means of evaluating our liquidity by enabling us to focus on our ability to service debt and make strategic investments, after giving effect to capital expenditures for property and equipment, which is a significant and ongoing obligation for us. See “Current and Future Uses of Liquidity—Capital Expenditures” below. However, free cash flow is not intended to replace or supersede any information presented in accordance with GAAP. The following table presents the non-GAAP measure, free cash flow deficit, together with a reconciliation of such alternative measure to the corresponding GAAP measure, net cash provided by operating activities, for the indicated periods (amounts in thousands):

	Year ended December 31,
	2005	2004	2003
Free cash flow deficit	$(100,527)	$(309,221)	$(215,664)
Adjustments to reconcile free cash flow deficit to net cash provided by operating activities:
Capital expenditures for property and equipment	734,538	820,913	723,521
Net cash provided by operating activities	$634,011	$511,692	$507,857

Net cash provided by operating activities is largely a function of the revenue generated and cash expenses incurred during the period. Accordingly, the future reliability of net cash provided by operating activities is dependent on our ability to maintain or increase our revenue while controlling the corresponding cash expenses. Future increases in revenue are dependent on our ability to increase the penetration of our digital and HSI services, launch new service offerings, implement rate increases and curtail the loss of basic cable subscribers. Although we believe that we can continue to increase our revenue and control our cash expenses, factors outside of our control such as adverse changes in the competitive, regulatory, economic, technological, or political environment, or in consumer trends and/or demographics could adversely affect our ability to do so. Although we have generated free cash flow deficits in recent years, we plan to manage our operations, debt structure and capital expenditures with the objective of achieving positive free cash flow in future periods. However, due to uncertainties relating to the timing of the Sale Transaction and/or our emergence from bankruptcy and other matters, we cannot predict when, or if, we will achieve positive free cash flow. For additional information concerning our planned capital expenditures, see “Current and Future Uses of Liquidity—Capital Expenditures” below.

Adequacy of Current Sources of Liquidity

Although no assurance can be given, we believe that net cash provided by operating activities, along with the financing provided by the Third Extended DIP Facility, should provide us with sufficient liquidity to fund our operations through the expiration date of the Third Extended DIP Facility. As noted above, the Third Extended DIP Facility expires on August 7, 2006 or earlier upon the occurrence of certain events. If it appears likely that the Third Extended DIP Facility will expire prior to the effective date of a plan of reorganization, we expect to request an amendment of the Third Extended DIP Facility to postpone the expiration thereof to a date that would allow sufficient time for a plan of reorganization to become effective. It is uncertain whether the Third Extended DIP Facility lenders would agree to such an amendment and what terms might be imposed by such lenders in connection with such an amendment. If we were not successful in postponing the expiration of the Third Extended DIP Facility, we would seek alternative debtor-in-possession financing. No assurance can be given that alternative debtor-in-possession financing would be available on terms acceptable to us, if at all.

Our ability to obtain sufficient liquidity to fund our operations during the term of the Third Extended DIP Facility is dependent upon our ability to maintain compliance with the covenants under the Third Extended DIP Facility and upon our ability to generate sufficient cash from operating activities and financing activities to meet our obligations as they become due.

Current and Future Uses of Liquidity

Contractual Obligations. The following table summarizes the timing of our required payments due under various contractual obligations as of December 31, 2005. The amounts reflected in the table include significant contractual payments due under the Debtors’ pre-petition obligations that are included in liabilities subject to compromise in the accompanying consolidated balance sheets. For additional information, see Note 2, “Bankruptcy Proceedings and Sale of Assets of the Company,” to the accompanying consolidated financial statements. The actual amounts to be paid are subject to adjustment depending on Bankruptcy Court actions, completion of the reconciliation process with respect to disputed claims, determinations of the secured status of certain claims, the value of any collateral securing such claims, or other events. Such adjustments may be material relative to the amounts reported in the table. Accordingly, the contractual obligations detailed in the following table may vary significantly from actual cash outlays in future periods. With respect to the contracts and leases that have been rejected by the Debtors, the contractual obligations set forth in the table include (i) the estimated damage claims relating to those rejected leases and contracts for which rejection was approved by the Bankruptcy Court on or before December 31, 2005 and (ii) the remaining contractual payments due at December 31, 2005 for those rejected leases and contracts for which rejection was approved by the Bankruptcy Court subsequent to December 31, 2005  (amounts in thousands).

	Payments due by period
	2006	2007-2008	2009-2010	After 2010	Total
Debt(a)	$7,698,024	$3,747,883	$4,913,225	$1,075,000	$17,434,132
Capital lease obligations(a)	16,167	1,379	—	—	17,546
Operating leases	20,118	29,723	18,772	30,493	99,106
Purchase obligations(b)	19,125	—	—	—	19,125
Series B 13% Cumulative Exchangeable Preferred Stock due July 15, 2009 (“Series B Preferred Stock”)(c)	—	—	150,000	—	150,000
Other firm commitments(d)	35,686	16,109	11,129	6,717	69,641
Total contractual obligations	$7,789,120	$3,795,094	$5,093,126	$1,112,210	$17,789,550

(a)           Represents the contractual maturities, without consideration for default provisions, of principal due under the Debtors’ pre-petition and post-petition debt and capital lease obligations. Such amounts do not include interest payments. For additional information, see Note 2, “Bankruptcy Proceedings and Sale of Assets of the Company,” and Note 10, “Debt,” to the accompanying consolidated financial statements.

(b)           Purchase obligations consist of obligations associated with agreements to purchase goods and services that are enforceable and legally binding on us, and that specify all significant terms including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. Future payments under programming agreements have not been included in the table because our obligations under these agreements are contingent upon the provision of cable service to subscribers. Accordingly, in the event we were to terminate cable service to a portion of our subscribers or dispose of a portion of our cable systems, none of our programming contracts at December 31, 2005 would require us to make minimum or guaranteed payments to our programming vendors with respect to any such reduction in our subscribers. Notwithstanding the foregoing, payments to programming vendors have in the past represented, and are expected to continue to represent, a significant portion of our operating costs. During 2005, 2004 and 2003, our programming costs were $1,166 million, $1,149 million and $1,057 million, respectively. In general, we expect that existing programming contracts will be renewed or replaced such that the annual amounts paid to our programming vendors in future years will be equal to or greater than our 2005 programming expense.

(c)           Represents future payments to stockholders with respect to the original liquidation value of the pre-petition mandatorily redeemable Series B Preferred Stock. The amount reflected in the table does not include dividends on the Series B Preferred Stock. Our annual contractual dividends with respect to the Series B Preferred Stock are $19.5 million. No preferred stock dividends have been paid or accrued since the Petition Date. For additional information, see Note 2, “Bankruptcy Proceedings and Sale of Assets of the Company,” and Note 11, “Redeemable Preferred Stock,” to the accompanying consolidated financial statements.

(d)           Includes commitments to rebuild or upgrade cable systems and to extend the broadband network to new developments and other fixed minimum contractual commitments associated with our agreements with franchise authorities. The amount and timing of the payments included in the table with respect to our rebuild, upgrade and network extension commitments are based on the requirements of the applicable franchise agreement. In this regard, each rebuild, upgrade and network extension obligation was calculated by estimating the remaining capital required as of December 31, 2005 to bring the broadband network into compliance with the specifications stipulated in the relevant franchise agreements. In addition to the amounts set forth in the table, we are also obligated to make variable payments for franchise fees and public education governmental access channels to franchise authorities that are dependent on the amount of revenue generated or the number of subscribers served within the applicable franchise area. Such variable payments aggregated $134 million, $130 million and $115 million during 2005, 2004, and 2003, respectively.

Off-Balance Sheet Arrangements. We have issued standby letters of credit for the benefit of franchise authorities and other parties, most of which have been issued to an intermediary surety bonding company. The letters of credit are collateralized by either cash or the undrawn portion of the Second Extended DIP Facility. At December 31, 2005, the aggregate principal amount of letters of credit issued by us was $83 million, of which $82 million was issued under the Second Extended DIP Facility and $1 million was collateralized by cash. Letters of credit issued under the DIP facilities reduce the amount that may be borrowed under the DIP facilities. We do not have any other off-balance sheet arrangements.

Capital expenditures for property and equipment. The cable television industry is capital intensive and our ability to offer new services and increase revenue in future periods is largely dependent on our ability to upgrade the capacity and other technical capabilities of our cable systems. In addition, we deploy capital to: (i) support the launch of new services; (ii) extend our services to new and existing residential developments; and (iii) improve or maintain the quality of our cable distribution systems in order to retain subscribers and reduce the costs associated with service calls and maintenance activities. In general, our deployment of capital is designed to maximize the return on capital while taking into account relevant factors such as: (i) available sources of liquidity; (ii) debt covenants; (iii) franchise requirements; and (iv) availability of skilled labor.

We expect the closing of the Sale Transaction to occur by July 31, 2006, the date under the Purchase Agreements after which either party may terminate, subject to certain exceptions, the applicable Purchase Agreement if the closing has not already occurred, and we expect that our total capital expenditures for property and equipment for the first seven months of 2006 will range from $350 million to $375 million.  The Sale Transaction also requires us to use commercially reasonable efforts to maintain capital expenditures in accordance with our long range plan.

Liquidation of Debt and Other Liabilities. At December 31, 2005, our liabilities totaled $20,949 million including $18,415 million representing pre-petition liabilities that are subject to compromise. We currently cannot predict the amount of cash that will be required to settle pre-petition liabilities subject to compromise, as the rights and claims of the Debtors’ various creditors will be determined by a plan of reorganization that is ultimately subject to confirmation by the Bankruptcy Court.

CRITICAL ACCOUNTING POLICIES

Our management developed and reviewed the following disclosure of critical accounting policies with our Audit Committee. We believe the following accounting policies are critical in that they are important to the determination of our results of operations and/or financial condition and they require significant judgment and estimates. For additional information, see Note 3, “Summary of Significant Accounting Policies,” to the accompanying consolidated financial statements.

Impairment of Property and Equipment and Intangible Assets

Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), we evaluate property and equipment and amortizable intangible assets for impairment whenever current events and circumstances indicate their carrying amounts may not be recoverable. If the carrying amount is greater than the expected future undiscounted cash flows to be generated, we recognize an impairment loss equal to the excess, if any, of the carrying value over the fair value of the asset. We generally measure fair value based upon the present value of estimated future net cash flows of an asset group over its remaining useful life. We utilize an independent third party valuation firm to assist in the determination of fair value. With respect to long-lived assets associated with cable systems, we group systems at a level which represents the lowest level of cash flows that are largely independent of other assets and liabilities. Our asset groups under this methodology consist of seven major metropolitan markets and numerous other asset groups in our geographically dispersed operations.

Pursuant to SFAS No. 142, we evaluate our goodwill and franchise rights for impairment, at least annually on July 1, and whenever other facts and circumstances indicate that the carrying amounts of goodwill and franchise rights may not be recoverable. We evaluate the recoverability of the carrying amount of goodwill at our operating regions. These operating regions make up our cable operating segment determined pursuant to SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” as further discussed in Note 15, “Segments,” to the accompanying consolidated financial statements. For purposes of this evaluation, we compare the fair value of the assets of each of our operating regions to their respective carrying amounts. We estimate the fair value of our goodwill and franchise rights primarily based on discounted cash flows, current market transactions and industry trends. If the carrying value of an operating region were to exceed its fair value, we would then compare the implied fair value of the operating region’s goodwill to its carrying amount, and any excess of the carrying amount over the fair value would be charged to operations as an impairment loss. The fair value of goodwill represents the excess of the operating region’s fair value over the fair value of its identifiable net assets. We evaluate the recoverability of the carrying amount of our franchise rights based on the same asset groupings used to evaluate our long-lived assets under SFAS No. 144 because the franchise rights are inseparable from the other assets in the asset group. These groupings are consistent with the guidance in Emerging Issues Task Force Issue No. 02-7, “Unit of Measure for Testing Impairment of Indefinite-Lived Intangible Assets.”  Any excess of the carrying value over the fair value for franchise rights is charged to operations as an impairment loss.

The evaluation of long-lived assets for impairment requires a high degree of judgment and involves the use of significant estimates and assumptions. For additional information regarding our impairment losses, see Note 9, “Impairment of Long-Lived Assets,” to the accompanying consolidated financial statements.

Capitalization of Construction and Installation Costs

In accordance with SFAS No. 51, “Financial Reporting by Cable Television Companies,” we capitalize costs associated with the construction of new cable transmission and distribution facilities and the installation of new cable services. Capitalized construction costs include materials, labor, applicable indirect costs and interest. Capitalized installation costs include labor, material and overhead costs related to: (i) the initial connection (or “drop”) from our cable plant to a customer location; (ii) the replacement of a drop; and (iii) the installation of equipment for additional services, such as digital cable or HSI. We use standard costing models based on actual costs to capitalize installation activities and costs related to internal construction labor. Indirect costs are capitalized if we determine that such costs are clearly related to our construction or installation functions. Materials and external labor costs associated with construction activities are capitalized based on amounts invoiced by third parties. Periodically, we review and adjust, if necessary, the amount of costs capitalized using standard costing models based on comparisons to actual costs incurred. Significant judgment is involved in the development of costing models and in the determination of the nature and amount of indirect costs to be capitalized.

Costs associated with disconnecting and reconnecting existing cable subscribers are expensed as incurred. Improvements that extend asset lives are capitalized and other repairs and maintenance expenditures are expensed as incurred.

Carrying Amounts of Liabilities Subject to Compromise

The ultimate amount of the Debtors’ liabilities will be determined during the Debtors’ claims resolution process. The Bankruptcy Court established a bar date of January 9, 2004 for filing proofs of claim against the Debtors’ estates. A bar date is the date by which proofs of claim must be filed if a claimant disagrees with how its claim appears on the Debtors’ Schedules of Liabilities. However, under certain limited circumstances, claimants may file proofs of claims after the bar date. The aggregate amount of claims filed with the Bankruptcy Court far exceeds the Debtors’ estimate of ultimate liability. The Debtors currently are in the process of reviewing, analyzing and reconciling the scheduled and filed claims. The Debtors expect that the claims resolution process will take significant time to complete.

The Debtors have filed numerous omnibus objections that address $3.68 trillion in claims, consisting primarily of duplicative claims. Certain claims addressed in such objections were either: (i) reduced and allowed; (ii) disallowed and expunged; or (iii) subordinated by orders of the Bankruptcy Court. Hearings on certain claims objections are ongoing. Certain other objections have been adjourned to allow the parties to continue to reconcile such claims. Additional omnibus objections may be filed as the claims resolution process continues.

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

Income Taxes

We account for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, deferred tax assets are also recorded with respect to net operating losses and other tax attribute carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when realization of the benefit of deferred tax assets is not deemed to be more likely than not. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. For additional information, see Note 14, “Income Taxes,” to the accompanying consolidated financial statements.

Certain of our deferred tax assets are comprised of net operating loss carryforwards for federal and state income tax filing purposes for which recovery is dependent on the amount and timing of taxable income that we will ultimately generate in the future and other factors. A high degree of judgment is required to determine the extent that valuation allowances should be provided against deferred tax assets.

Assessment of Loss Contingencies

We have legal and other contingencies that could result in significant losses upon the ultimate resolution of such contingencies. We have provided for losses in situations where we have concluded that it is probable that a loss has been or will be incurred and the amount of the loss is reasonably estimable. A significant amount of judgment is involved in determining whether a loss is probable and reasonably estimable due to the uncertainty involved in determining the likelihood of future events and estimating the financial statement impact of such events. Accordingly, it is possible that upon the further development or resolution of a contingent matter, a significant charge could be recorded in a future period related to an existing contingent matter. For additional information, see Note 16, “Commitments and Contingencies,” to the accompanying consolidated financial statements.

Variable Interest Entities

The determination of whether or not an entity is a variable interest entity is detailed and complex and requires significant judgment in the application of the rules set out in FIN 46-R. In determining if an entity is a variable interest entity, FIN 46-R requires an evaluation as to whether the equity of the entity is sufficient to absorb the expected losses of that entity. This evaluation requires the consideration of qualitative factors and various assumptions, including expected future cash flows and funding needs. Even if the entity’s equity is determined to be sufficient to absorb expected losses, FIN 46-R provides that in certain circumstances there needs to be a qualitative assessment as to whether “substantially all” the benefits of the entity are for the benefit of one of the variable interest holders. In such circumstances, the entity would be deemed to be a variable interest entity.

Similarly, identifying the primary beneficiary requires the application of judgment and the evaluation of various assumptions as to the fair value of all variable interests. Specifically, the identification of variable interests requires (i) an economic analysis of the rights and obligations of an entity’s assets, liabilities, equity and other contracts, and (ii) the determination of who holds the majority of the variable interests.

We have concluded that the Rigas Co-Borrowing Entities represent variable interest entities for which we are the primary beneficiary, as contemplated by FIN 46-R. Accordingly, effective January 1, 2004, we began consolidating the Rigas Co-Borrowing Entities on a prospective basis and, as such, have not restated previously issued financial statements. As a result of the Government Settlement Agreements, as of June 8, 2005, the Company is no longer the primary beneficiary of Coudersport and Bucktail. Accordingly, the Company ceased to consolidate Coudersport and Bucktail under FIN 46-R. For additional information, see Note 5, “Variable Interest Entities,” to the accompanying consolidated financial statements.

In addition to the Rigas Co-Borrowing Entities, the Rigas Family owned, prior to forfeiture to the United States on June 8, 2005, at least 16 additional entities in which the Company held a variable interest. The Company did not apply the provisions of FIN 46-R to the Other Rigas Entities because the Company did not have sufficient financial information to perform the required evaluations. As a result of the Government Settlement Agreements, as of June 8, 2005, the Company no longer holds a variable interest in these entities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk associated with changes in interest rates relates primarily to our debt obligations. As all of our outstanding debt and preferred securities, other than the DIP facilities, are subject to compromise, we do not believe that these instruments subject us to significant market risk. We do continue to pay or accrue interest on our DIP facilities and pre-petition bank debt, all of which bears interest at variable rates and subjects us to interest rate risk. We had $7,668 million and $7,444 million outstanding variable rate debt (for which we continue to pay interest) at December 31, 2005 and 2004, respectively. Assuming a hypothetical 100 basis point increase (or decrease) in interest rates, there would have been an increase or decrease in our interest expense and cash provided by operating activities of approximately $77 million and $75 million for the years ended December 31, 2005 and 2004, respectively.

As of December 31, 2005, our short-term investments consist of money market funds and U.S. Government obligations with maturities of three months or less. Therefore, we do not believe there is significant market risk related to interest rates or credit risk associated with non-performance. The carrying value of cash and cash equivalents of $390 million approximates the fair value as of December 31, 2005.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Adelphia Communications Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Adelphia Communications Corporation (“Adelphia”) and its subsidiaries and other consolidated entities (Debtors-in-Possession from June 25, 2002), collectively, the “Company,” at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The consolidated financial statements listed in the accompanying index have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, on June 25, 2002, Adelphia and substantially all of its domestic subsidiaries filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. In addition, the Company is involved in material litigation, the ultimate outcome of which is not presently determinable. The uncertainties inherent in the bankruptcy and litigation process, the Company’s net capital deficiency and the expiration of the Company’s extended debtor-in-possession credit facility on August 7, 2006 raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of these uncertainties.

As discussed in Notes 1 and 5 to the consolidated financial statements listed in the accompanying index, effective January 1, 2004, the Company adopted Financial Accounting Standards Board Interpretation No. 46-R, Consolidation of Variable Interest Entities. As discussed in Note 3 to the consolidated financial statements listed in the accompanying index, the Company changed its method of computing amortization on customer relationship intangible assets as of January 1, 2004.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

McLean, Virginia

March 28, 2006

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$389,839	$338,909
Restricted cash (Note 3)	25,783	6,300
Accounts receivable, net (Note 3)	119,512	116,613
Receivable for securities (Note 6)	10,029	—
Other current assets	74,399	82,710
Total current assets	619,562	544,532

Noncurrent assets:
Restricted cash (Note 3)	262,393	3,035
Investments in equity affiliates and related receivables (Note 8)	6,937	252,237
Property and equipment, net (Notes 3 and 9)	4,334,651	4,469,943
Intangible assets, net (Notes 3 and 9):
Franchise rights	5,440,173	5,464,420
Goodwill	1,634,385	1,628,519
Customer relationships and other	454,606	579,916
Other noncurrent assets, net (Notes 2 and 3)	121,303	155,586
Total assets	$12,874,010	$13,098,188

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$130,157	$173,654
Subscriber advance payments and deposits	34,543	33,159
Accrued liabilities (Note 17)	551,599	535,924
Deferred revenue (Note 3)	21,376	33,296
Parent and subsidiary debt (Note 10)	869,184	667,745
Amounts due to the Rigas Family and Other Rigas Entities from Rigas Co-Borrowing Entities (Note 6)	—	460,256
Total current liabilities	1,606,859	1,904,034

Noncurrent liabilities:
Other liabilities	31,929	35,012
Deferred revenue (Note 3)	61,065	85,397
Deferred income taxes (Note 14)	833,535	729,481
Total noncurrent liabilities	926,529	849,890

Liabilities subject to compromise (Note 2)	18,415,158	18,480,948
Total liabilities	20,948,546	21,234,872

Commitments and contingencies (Notes 2 and 16)

Minority’s interest in equity of subsidiary	71,307	79,142

Stockholders’ deficit (Note 12):
Series preferred stock	397	397
Class A Common Stock, $.01 par value, 1,200,000,000 shares authorized, 229,787,271 shares issued and 228,692,414 shares outstanding	2,297	2,297
Convertible Class B Common Stock, $.01 par value, 300,000,000 shares authorized, 25,055,365 shares issued and outstanding	251	251
Additional paid-in capital	12,071,165	12,071,165
Accumulated other comprehensive loss, net	(4,988)	(11,565)
Accumulated deficit	(20,187,028)	(20,221,691)
Treasury stock, at cost, 1,094,857 shares of Class A Common Stock	(27,937)	(27,937)
	(8,145,843)	(8,187,083)
Amounts due from the Rigas Family and Other Rigas Entities, net (Note 6)	—	(28,743)
Total stockholders’ deficit	(8,145,843)	(8,215,826)
Total liabilities and stockholders’ deficit	$12,874,010	$13,098,188

The accompanying notes are an integral part of the consolidated financial statements.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share amounts)

	Year ended December 31,
	2005	2004	2003
Revenue	$4,364,570	$4,143,388	$3,569,017

Costs and expenses:
Direct operating and programming	2,689,405	2,653,417	2,386,347
Selling, general and administrative:
Third party	350,520	329,427	268,288
Rigas Family Entities (Note 6)	—	—	(21,242)
Investigation, re-audit and sale transaction costs (Note 2)	65,844	125,318	52,039
Depreciation (Note 3)	804,074	961,840	846,097
Amortization (Note 3)	141,264	159,682	162,839
Impairment of long-lived assets (Note 9)	23,063	83,349	17,641
Provision for uncollectible amounts due from the Rigas Family and Rigas Family Entities (Note 6)	13,338	—	5,497
Gains on dispositions of long-lived assets	(5,767)	(4,641)	—
Total costs and expenses	4,081,741	4,308,392	3,717,506
Operating income (loss)	282,829	(165,004)	(148,489)

Other expense, net:
Interest expense, net of amounts capitalized (contractual interest was $1,341,082, $1,188,036 and $1,156,116 during 2005, 2004 and 2003, respectively) (Notes 2 and 3)	(590,936)	(402,627)	(381,622)
Other income (expense), net (2005 includes a $457,733 net benefit from the settlement with the Rigas Family and 2004 includes a $425,000 provision for government settlement) (Notes 6 and 16)	494,979	(425,789)	(963)
Total other expense, net	(95,957)	(828,416)	(382,585)
Income (loss) before reorganization expenses, income taxes, share of losses of equity affiliates, minority’s interest, discontinued operations and cumulative effects of accounting changes	186,872	(993,420)	(531,074)
Reorganization expenses due to bankruptcy (Note 2)	(59,107)	(76,553)	(98,812)
Income (loss) before income taxes, share of losses of equity affiliates, minority’s interest, discontinued operations and cumulative effects of accounting changes	127,765	(1,069,973)	(629,886)
Income tax (expense) benefit (Note 14)	(100,349)	2,843	(117,378)
Share of losses of equity affiliates, net (Note 8)	(588)	(7,926)	(2,826)
Minority’s interest in loss of subsidiary	7,835	16,383	25,430
Income (loss) from continuing operations before cumulative effects of accounting changes	34,663	(1,058,673)	(724,660)
Loss from discontinued operations (Note 7)	—	(571)	(107,952)
Income (loss) before cumulative effects of accounting changes	34,663	(1,059,244)	(832,612)
Cumulative effects of accounting changes:
Due to new accounting pronouncement (Notes 1 and 5)	—	(588,782)	—
Due to new method of amortization (Note 3)	—	(262,847)	—
Net income (loss)	34,663	(1,910,873)	(832,612)
Dividend requirements applicable to preferred stock (contractual dividends were $120,125 during 2005, 2004 and 2003 (Note 12)):
Beneficial conversion feature	(583)	(8,007)	(7,317)
Net income (loss) applicable to common stockholders	$34,080	$(1,918,880)	$(839,929)

The accompanying notes are an integral part of the consolidated financial statements.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

CONSOLIDATED STATEMENTS OF OPERATIONS - Continued

(amounts in thousands, except share and per share amounts)

	Year ended December 31,
	2005	2004	2003

Amounts per weighted average share of common stock (Note 3):
Basic income (loss) applicable to Class A common stockholders:
From continuing operations before cumulative effects of accounting changes	$0.13	$(4.20)	$(2.88)
Loss from discontinued operations	—	—	(0.43)
Cumulative effects of accounting changes	—	(3.36)	—
Net income (loss) applicable to Class A common stockholders	$0.13	$(7.56)	$(3.31)
Diluted income (loss) applicable to Class A common stockholders:
From continuing operations before cumulative effects of accounting changes	$0.10	$(4.20)	$(2.88)
Loss from discontinued operations	—	—	(0.43)
Cumulative effects of accounting changes	—	(3.36)	—
Net income (loss) applicable to Class A common stockholders	$0.10	$(7.56)	$(3.31)

Basic weighted average shares of Class A Common Stock outstanding	228,692,414	228,692,414	228,692,273
Diluted weighted average shares of Class A Common Stock outstanding	303,300,746	228,692,414	228,692,273

Basic income (loss) applicable to Class B common stockholders:
From continuing operations before cumulative effects of accounting changes	$0.13	$(4.20)	$(2.88)
Loss from discontinued operations	—	—	(0.43)
Cumulative effects of accounting changes	—	(3.36)	—
Net income (loss) applicable to Class B common stockholders	$0.13	$(7.56)	$(3.31)
Diluted income (loss) applicable to Class B common stockholders:
From continuing operations before cumulative effects of accounting changes	$0.10	$(4.20)	$(2.88)
Loss from discontinued operations	—	—	(0.43)
Cumulative effects of accounting changes	—	(3.36)	—
Net income (loss) applicable to Class B common stockholders	$0.10	$(7.56)	$(3.31)

Basic weighted average shares of Class B Common Stock outstanding	25,055,365	25,055,365	25,055,365
Diluted weighted average shares of Class B Common Stock outstanding	37,215,133	25,055,365	25,055,365

The accompanying notes are an integral part of the consolidated financial statements.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

CONSOLIDATED STATEMENTS OF OPERATIONS - Continued

(amounts in thousands, except share and per share amounts)

	Year ended December 31,
	2005	2004	2003

Pro forma amounts assuming the new amortization method is applied retroactively:
Income (loss) before cumulative effects of accounting changes	$34,663	$(1,059,244)	$(842,229)
Net income (loss) applicable to common stockholders	$34,080	$(1,656,033)	$(849,546)
Pro forma amounts per weighted average share of common stock:
Basic income (loss) applicable to Class A common stockholders:
Before cumulative effects of accounting changes	$0.13	$(4.20)	$(3.35)
Net income (loss) applicable to Class A common stockholders	$0.13	$(6.53)	$(3.35)
Diluted income (loss) applicable to Class A common stockholders:
Before cumulative effects of accounting changes	$0.10	$(4.20)	$(3.35)
Net income (loss) applicable to Class A common stockholders	$0.10	$(6.53)	$(3.35)

Basic weighted average shares of Class A Common Stock outstanding	228,692,414	228,692,414	228,692,273
Diluted weighted average shares of Class A Common Stock outstanding	303,300,746	228,692,414	228,692,273

Basic income (loss) applicable to Class B common stockholders:
Before cumulative effects of accounting changes	$0.13	$(4.20)	$(3.35)
Net income (loss) applicable to Class B common stockholders	$0.13	$(6.53)	$(3.35)
Diluted income (loss) applicable to Class B common stockholders:
Before cumulative effects of accounting changes	$0.10	$(4.20)	$(3.35)
Net income (loss) applicable to Class B common stockholders	$0.10	$(6.53)	$(3.35)

Basic weighted average shares of Class B Common Stock outstanding	25,055,365	25,055,365	25,055,365
Diluted weighted average shares of Class B Common Stock outstanding	37,215,133	25,055,365	25,055,365

The accompanying notes are an integral part of the consolidated financial statements.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(amounts in thousands)

	Year ended December 31,
	2005	2004	2003

Net income (loss)	$34,663	$(1,910,873)	$(832,612)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustment	7,325	(1,821)	8,193
Unrealized gains (losses) on securities:
Unrealized holding gains arising during the period	43	163	1,483
Less: reclassification adjustments for gains included in net income (loss)	(1,346)	(270)	(10)
Other comprehensive income (loss), before tax	6,022	(1,928)	9,666
Income tax benefit (expense) related to each item of other comprehensive income:
Unrealized holding gains arising during the period	—	(65)	(596)
Less: reclassification adjustments for gains included in net income (loss)	555	108	4
Other comprehensive income (loss), net	6,577	(1,885)	9,074

Comprehensive income (loss), net	$41,240	$(1,912,758)	$(823,538)

The accompanying notes are an integral part of the consolidated financial statements.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(amounts in thousands)

	Series preferred stock	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Treasury stock	Amounts due from the Rigas Family and Other Rigas Entities, net	Total

Balance, January 1, 2003	$397	$2,548	$12,071,165	$(18,754)	$(17,478,206)	$(27,937)	$(833,275)	$(6,284,062)
Net loss	—	—	—	—	(832,612)	—	—	(832,612)
Other comprehensive income, net (Note 17)	—	—	—	9,074	—	—	—	9,074
Change in amounts due from the Rigas Family and Rigas Family Entities, net (Note 6)	—	—	—	—	—	—	32,926	32,926
Balance, December 31, 2003	397	2,548	12,071,165	(9,680)	(18,310,818)	(27,937)	(800,349)	(7,074,674)
Net loss	—	—	—	—	(1,910,873)	—	—	(1,910,873)
Other comprehensive loss, net (Note 17)	—	—	—	(1,885)	—	—	—	(1,885)
Consolidation of Rigas Co-Borrowing Entities (Note 5)	—	—	—	—	—	—	771,606	771,606
Balance, December 31, 2004	397	2,548	12,071,165	(11,565)	(20,221,691)	(27,937)	(28,743)	(8,215,826)
Net income	—	—	—	—	34,663	—	—	34,663
Other comprehensive income, net (Note 17)	—	—	—	6,577	—	—	—	6,577
Settlement of amounts due from the Rigas Family and Other Rigas Entities (Note 6)	—	—	—	—	—	—	28,743	28,743
Balance, December 31, 2005	$397	$2,548	$12,071,165	$(4,988)	$(20,187,028)	$(27,937)	$—	$(8,145,843)

The accompanying notes are an integral part of the consolidated financial statements.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year ended December 31,
	2005	2004	2003
Operating Activities:
Net income (loss)	$34,663	$(1,910,873)	$(832,612)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	804,074	961,840	846,097
Amortization	141,264	159,682	162,839
Impairment of long-lived assets	23,063	83,349	17,641
Provision for uncollectible amounts due from the Rigas Family and Rigas Family Entities	13,338	—	5,497
Gains on disposition of long-lived assets	(5,767)	(4,641)	—
Gain on the sale of investment in Century/ML Cable	(47,234)	—	—
Amortization/write-off of deferred financing costs	61,523	14,113	24,386
Impairment of cost and available-for-sale investments	—	3,801	8,544
Impairment of receivable for securities	24,600	—	—
Cost allocations and charges to Rigas Family Entities, net	—	—	(30,986)
Settlement with the Rigas Family, net	(457,733)	—	—
Provision for government settlement	—	425,000	—
Other noncash charges (gains), net	3,787	3,757	(1,931)
Reorganization expenses due to bankruptcy	59,107	76,553	98,812
Deferred income tax expense	108,011	5,996	125,254
Share of losses of equity affiliates, net	588	7,926	2,826
Minority’s interest in loss of subsidiary	(7,835)	(16,383)	(25,430)
Depreciation, amortization and other noncash charges related to discontinued operations	—	1,575	108,426
Cumulative effects of accounting changes	—	851,629	—
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	(4,429)	25,959	(2,440)
Other current and other noncurrent assets	38,413	43,506	(12,804)
Accounts payable	(42,691)	(115,449)	33,821
Subscriber advance payments and deposits	3,919	(1,761)	2,360
Accrued liabilities	10,007	(546)	95,847
Deferred revenue	(33,669)	(26,447)	(21,375)
Net cash provided by operating activities before payment of reorganization expenses	726,999	588,586	604,772
Reorganization expenses paid during the period	(92,988)	(76,894)	(96,915)
Net cash provided by operating activities	634,011	511,692	507,857

Investing Activities:
Capital expenditures for property and equipment	(734,538)	(820,913)	(723,521)
Acquisition of remaining interests in Tele-Media JV Entities	(21,650)	—	—
Capital expenditures for other intangibles	(7,325)	(5,047)	(7,830)
Investment in and advances to affiliates	(2,322)	(5,667)	(8,034)
Proceeds from sale of assets	40,569	14,161	3,712
Proceeds from sale of Century/ML Cable	268,770	—	—
Change in restricted cash	(278,841)	79,802	148,345
Cash advances to the Rigas Family and Rigas Family Entities	—	—	(106,860)
Cash received from the Rigas Family and Rigas Family Entities	—	—	168,293
Net cash used in investing activities	(735,337)	(737,664)	(525,895)

Financing Activities:
Proceeds from debt	918,000	804,851	77,000
Repayments of debt	(716,304)	(478,363)	(28,678)
Payment of deferred financing costs	(49,440)	(14,268)	(1,253)
Net cash provided by financing activities	152,256	312,220	47,069

Increase in cash and cash equivalents	50,930	86,248	29,031
Cash and cash equivalents at beginning of year	338,909	252,661	223,630
Cash and cash equivalents at end of year	$389,839	$338,909	$252,661

The accompanying notes are an integral part of the consolidated financial statements.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Background and Basis of Presentation

Adelphia Communications Corporation (“Adelphia”), its consolidated subsidiaries and other consolidated entities (collectively, the “Company”) are engaged primarily in the cable television business. The cable systems owned by the Company are located in 31 states and Brazil. In June 2002, Adelphia and substantially all of its domestic subsidiaries (the “Debtors”), filed voluntary petitions to reorganize (the “Chapter 11 Cases”) under Chapter 11 of Title 11 (“Chapter 11”) of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). On October 6 and November 15, 2005, certain additional subsidiaries filed voluntary petitions to reorganize, at which time they became part of the Debtors and the Chapter 11 Cases. Effective April 20, 2005, Adelphia entered into definitive agreements (the “Purchase Agreements”) with Time Warner NY Cable LLC (“TW NY”) and Comcast Corporation (“Comcast”) which provide for the sale of substantially all of the Company’s U.S. assets (the “Sale Transaction”). For additional information, see Note 2.

Effective January 1, 2004, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities (as subsequently revised in December 2003, “FIN 46-R”) and began consolidating certain cable television entities formerly owned by members of John J. Rigas’ family (collectively, the “Rigas Family”) that are subject to co-borrowing arrangements with the Company (the “Rigas Co-Borrowing Entities”). The Company has concluded that the Rigas Co-Borrowing Entities represent variable interest entities for which the Company is the primary beneficiary. Accordingly, all references to the Company prior to January 1, 2004 exclude the Rigas Co-Borrowing Entities and all references to the Company subsequent to January 1, 2004 include the Rigas Co-Borrowing Entities. As a result of the consolidation of the Rigas Co-Borrowing Entities for periods commencing in 2004, the Company’s results of operations, financial position and cash flows are not comparable to prior periods. The Rigas Co-Borrowing Entities have not filed for bankruptcy protection. For additional information, see Note 5.

Prior to January 1, 2004, these consolidated financial statements do not include the accounts of any of the entities in which members of the Rigas Family directly or indirectly held controlling interests (collectively, the “Rigas Family Entities”). The Rigas Family Entities include the Rigas Co-Borrowing Entities, as well as other Rigas Family entities (the “Other Rigas Entities”). The Company believes that under the guidelines which existed for periods prior to January 1, 2004, the Company did not have a controlling financial interest, including majority voting interest, control by contract or otherwise in any of the Rigas Family Entities. Accordingly, the Company did not meet the criteria for consolidation of any of the Rigas Family Entities.

These consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business, and do not purport to show, reflect or provide for the consequences of the Debtors’ Chapter 11 reorganization proceedings. In particular, these consolidated financial statements do not purport to show: (i) as to assets, the amount that may be realized upon their sale or their availability to satisfy liabilities; (ii) as to pre-petition liabilities, the amounts at which claims or contingencies may be settled, or the status and priority thereof; (iii) as to stockholders’ equity accounts, the effect of any changes that may be made in the capitalization of the Company; or (iv) as to operations, the effect of any changes that may be made in its business.

In May 2002, certain Rigas Family members resigned from their positions as directors and executive officers of the Company. In addition, the Rigas Family owned Adelphia $0.01 par value Class A common stock (“Class A Common Stock”) and Adelphia $0.01 par value Class B common stock (“Class B Common Stock”) with a majority of the voting power in Adelphia, and was not able to exercise such voting power since the Debtors filed for protection under the Bankruptcy Code in June 2002. Pursuant to the Consent Order of Forfeiture entered by the United States District Court for the Southern District of New York (the “District Court”) on June 8, 2005 (the “Forfeiture Order”), all right, title and interest of the Rigas Family and Rigas Family Entities in the Rigas Co-Borrowing Entities (other than Coudersport Television Cable Co. (“Coudersport”) and Bucktail Broadcasting Corporation (“Bucktail”)), certain specified real estate and any securities of the Company were forfeited to the United States on or about June 8, 2005 and such assets and securities are expected to be conveyed to the Company (subject to completion of forfeiture proceedings before a federal judge to determine if there are any superior claims) in furtherance of the agreement between the Company and the United States Attorney’s Office for the Southern District of New York (the “U.S. Attorney”) dated April 25, 2005 (the “Non-Prosecution Agreement”), as discussed in Note 16.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Although the Company is operating as a debtor-in-possession in the Chapter 11 Cases, the Company’s ability to control the activities and operations of its subsidiaries that are also Debtors may be limited pursuant to the Bankruptcy Code. However, because the bankruptcy proceedings for the Debtors are consolidated for administrative purposes in the same Bankruptcy Court and will be overseen by the same judge, the financial statements of Adelphia and its subsidiaries have been presented on a combined basis, which is consistent with consolidated financial statements (see Note 2). All inter-entity transactions between Adelphia, its subsidiaries and, beginning in 2004, the Rigas Co-Borrowing Entities have been eliminated in consolidation.

Note 2:  Bankruptcy Proceedings and Sale of Assets of the Company

Overview

On June 25, 2002 (“Petition Date”), the Debtors filed voluntary petitions to reorganize under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. On June 10, 2002, Century Communications Corporation (“Century”), an indirect wholly-owned subsidiary of Adelphia, filed a voluntary petition to reorganize under Chapter 11. On October 6 and November 15, 2005, certain additional subsidiaries of Adelphia filed voluntary petitions to reorganize under Chapter 11. The Debtors, which include Century and the subsequent filers, are currently operating their business as debtors-in-possession under Chapter 11. Included in the accompanying consolidated financial statements are subsidiaries that have not filed voluntary petitions under the Bankruptcy Code, including the Rigas Co-Borrowing Entities.

On July 11, 2002, a statutory committee of unsecured creditors (the “Creditors’ Committee”) was appointed, and on July 31, 2002, a statutory committee of equity holders (the “Equity Committee” and, together with the Creditors’ Committee, the “Committees”) was appointed. The Committees have the right to, among other things, review and object to certain business transactions and may participate in the formulation of the Debtors’ plan of reorganization. Under the Bankruptcy Code, the Debtors were provided with specified periods during which only the Debtors could propose and file a plan of reorganization (the “Exclusive Period”) and solicit acceptances thereto (the “Solicitation Period”). The Debtors received several extensions of the Exclusive Period and the Solicitation Period from the Bankruptcy Court with the latest extension of the Exclusive Period and the Solicitation Period being through February 17, 2004 and April 20, 2004, respectively. In early 2004, the Debtors filed a motion requesting an additional extension of the Exclusive Period and the Solicitation Period. However, in 2004, the Equity Committee filed a motion to terminate the Exclusive Period and the Solicitation Period and other objections were filed regarding the Debtors’ request. The Bankruptcy Court has extended the Exclusive Period and the Solicitation Period until the hearing on the motions is held and a determination by the Bankruptcy Court is made. No hearing has been scheduled. For additional information, see Note 16.

Confirmation of Plan of Reorganization

The Debtors have filed several proposed joint plans of reorganization and related disclosure statements with the Bankruptcy Court. The Debtors most recently filed their Fourth Amended Joint Plan of Reorganization (the “Plan”) and related Fourth Amended Disclosure Statement (the “Disclosure Statement”) with the Bankruptcy Court on November 21, 2005. The Plan contemplates, among other things, consummation of the Sale Transaction and distribution of the cash and Time Warner Cable Inc. (“TWC”) Class A common stock (the “TWC Class A Common Stock”) received pursuant to the Sale Transaction to the stakeholders of the Debtors in accordance with the Plan. The Plan and Disclosure Statement also include disclosures and modifications to reflect rulings of the Bankruptcy Court or settlements with certain parties objecting to approval of the Disclosure Statement.

For the Plan to be confirmed and become effective, the Debtors must, among other things:

•      obtain an order of the Bankruptcy Court approving the Disclosure Statement as containing “adequate information”;

•      solicit acceptance of the Plan from the holders of claims and equity interests in each class that is impaired and not deemed by the Bankruptcy Court to have rejected the Plan;

•      obtain an order from the Bankruptcy Court confirming the Plan; and

•      consummate the Plan.

By order dated November 23, 2005, the Bankruptcy Court approved the Disclosure Statement as containing “adequate information.”  By December 12, 2005, the Debtors completed the mailing of the solicitation packages. The voting deadline to accept

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

or reject the Plan is April 6, 2006, and in the case of securities held through an intermediary, the deadline for instructions to be received by the intermediary is April 3, 2006 or such other date as specified by the applicable intermediary. The confirmation hearing on the Plan is scheduled to commence on April 24, 2006. Before it can issue a confirmation order, the Bankruptcy Court must find that either each class of impaired claims or equity interests has accepted the Plan or the Plan meets the requirements of the Bankruptcy Code to confirm the Plan over the objections of dissenting classes. In addition, the Bankruptcy Court must find that the Plan meets certain other requirements specified in the Bankruptcy Code.

Sale of Assets

Effective April 20, 2005, Adelphia entered into the Sale Transaction. Upon the closing of the Sale Transaction, Adelphia will receive an aggregate consideration of cash in the amount of approximately $12.7 billion plus shares of TWC Class A Common Stock, which are expected to represent 16% of the outstanding equity securities of TWC as of the closing. Such percentage: (i) assumes the redemption of Comcast’s interest in TWC, the inclusion in the sale to TW NY of all of the cable systems owned by the Rigas Co-Borrowing Entities contemplated to be purchased by TW NY pursuant to the Sale Transaction and that there is no Expanded Transaction (as defined below); and (ii) is subject to adjustment for issuances pursuant to employee stock programs (subject to a cap) and issuances of securities for fair consideration. The TWC Class A Common Stock is expected to be listed on The New York Stock Exchange. The purchase price payable by TW NY and Comcast is subject to certain adjustments. TWC, Comcast and certain of their affiliates have also agreed to swap certain cable systems and unwind Comcast’s investments in TWC and Time Warner Entertainment Company, L.P., a subsidiary of TWC (“TWE”). The Sale Transaction does not include the Company’s interest in Century/ML Cable Venture (“Century/ML Cable”), a joint venture that owns and operates cable systems in Puerto Rico, which Century and ML Media Partners, L.P. (“ML Media”) sold to San Juan Cable, LLC (“San Juan Cable”) effective October 31, 2005. For additional information, see Notes 8 and 16.

As part of the Sale Transaction, Adelphia has agreed to transfer to TW NY and Comcast the assets related to the cable systems that are nominally owned by certain of the Rigas Co-Borrowing Entities and are managed by the Company (those Rigas Co-Borrowing Entities are herein referred to as the “Managed Cable Entities”). Pursuant to the Forfeiture Order, all right, title and interest of the Rigas Family and Rigas Family Entities in the Rigas Co-Borrowing Entities (other than Coudersport and Bucktail) have been forfeited to the United States. In furtherance of the Non-Prosecution Agreement, the Company expects to obtain ownership (subject to completion of forfeiture proceedings before a federal judge to determine if there are any superior claims) of all of the Rigas Co-Borrowing Entities other than two small entities (Coudersport and Bucktail). Upon obtaining ownership of such Rigas Co-Borrowing Entities, the Company expects to file voluntary petitions to reorganize such entities in proceedings jointly administered with the Debtors’ Chapter 11 Cases. Once these entities emerge from bankruptcy, Adelphia expects to be able to transfer to TW NY and Comcast the assets of the Managed Cable Entities (other than Coudersport and Bucktail) as part of the Sale Transaction. If the Company is unable to transfer all of the assets of the Managed Cable Entities to Comcast and TW NY at the closing of the Sale Transaction, the initial purchase price payable by Comcast and by TW NY would be reduced by an aggregate amount of up to $600,000,000 and $390,000,000, respectively, but would become payable to the extent such assets are transferred to Comcast or TW NY within 15 months of the closing. Adelphia believes that the failure to transfer the assets of Coudersport and Bucktail to TW NY and Comcast will result in an aggregate purchase price reduction of approximately $23,000,000, reflecting a reduction to the purchase price payable by TW NY of approximately $15,000,000 and by Comcast of approximately $8,000,000.

Pursuant to a separate agreement, dated as of April 20, 2005, TWC, among other things, has guaranteed the obligations of TW NY under the asset purchase agreement between TW NY and Adelphia.

Until a plan of reorganization is confirmed by the Bankruptcy Court and becomes effective, the Sale Transaction cannot be consummated. The closing of the Sale Transaction is also subject to the satisfaction or waiver of conditions customary to transactions of this type, including, among others: (i) receipt of applicable regulatory approvals, including the consent of the Federal Communications Commission (the “FCC”) to the transfer of certain licenses, and, subject to certain exceptions, any applicable approvals of local franchising authorities (“LFAs”) to the change in ownership of the cable systems operated by the Company to the extent not preempted by section 365 of the Bankruptcy Code; (ii) expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR Act”); (iii) the offer and sale of the shares of TWC Class A Common Stock to be issued in the Sale Transaction having been exempted from registration pursuant to an order of the Bankruptcy Court confirming the Plan or a no-action letter from the staff of the Securities and Exchange Commission (the “SEC”), or a registration statement covering the offer and sale of such shares having been declared effective; (iv) the TWC Class A Common Stock to be issued in the Sale Transaction being freely tradable and not subject to resale restrictions, except in certain circumstances; (v) approval of the shares of TWC Class A Common Stock to be issued in the Sale Transaction for listing on the New York Stock

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Exchange; (vi) entry by the Bankruptcy Court of a final order confirming the Plan and, contemporaneously with the closing of the Sale Transaction, consummation of the Plan; (vii) satisfactory settlement by Adelphia of the claims and causes of action brought by the SEC and the investigations by the United States Department of Justice (the “DoJ”); (viii)  the absence of any material adverse effect with respect to TWC’s business and certain significant components of the Company’s business (without taking into consideration any loss of subscribers by the Company’s business (or results thereof) already reflected in the projections specified in the asset purchase agreements or the purchase price adjustments); (ix) the number of eligible basic subscribers (as the term is used in the purchase agreements) served by the Company’s cable systems as of a specified date prior to the closing of the Sale Transaction not being below an agreed upon threshold; (x) the absence of an actual change in law, or proposed change in law that has a reasonable possibility of being enacted, that would adversely affect the tax treatment accorded to the Sale Transaction with respect to TW NY; (xi) a filing of an election under Section 754 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), by each of Century-TCI California Communications, L.P., Parnassos Communications, L.P. and Western NY Cablevision L.P. (the “Century-TCI/Parnassos Partnerships”); and (xii) the provision of certain audited and unaudited financial information by Adelphia.

Subject to the Expanded Transaction (as defined below), the closing under each Purchase Agreement is also conditioned on a contemporaneous closing under the other Purchase Agreement.  On January 31, 2006, the Federal Trade Commission closed its antitrust investigation under the HSR Act of the Sale Transaction.  In addition, the Company believes that it has received the necessary applicable approvals of LFAs to the change in ownership of the cable systems operated by the Company.  The Company expects the closing of the Sale Transaction to occur by July 31, 2006, the date under the Purchase Agreements after which either party may terminate, subject to certain exceptions, the applicable Purchase Agreement if the closing has not already occurred.

Adelphia received a letter, dated March 24, 2006, from each of TWC and Comcast alleging that Adelphia’s implementation of a system, required by the Purchase Agreements to be implemented prior to the closing of the Sale Transaction, by which eligible basic subscribers (as such term is used in the Purchase Agreements) can be tracked materially breaches the Purchase Agreements insofar as it does not include within it certain marketing promotions utilized by Adelphia.  Adelphia, in letters to TW NY and Comcast, dated March 27, 2006, has denied that Adelphia’s actions constitute a material breach, but has determined, without prejudice to its position, to incorporate a method of tracking such marketing promotions as part of its subscriber tracking system. Adelphia does not believe that such marketing promotions are required by the terms of the relevant Purchase Agreements to be tracked by a subscriber tracking system that, as required by the Purchase Agreements, would be reasonably expected to accurately track eligible basic subscribers.  Under the Purchase Agreements, any breach that would preclude Adelphia from providing a certificate at the closing of the Sale Transaction that each of the covenants in the Purchase Agreements (including the covenant to implement the tracking system) has been duly performed in all material respects would constitute a failure of a condition to closing of the Sale Transaction in favor of each of TW NY and Comcast, and if not cured, could provide TW NY and Comcast a basis for terminating their respective Purchase Agreements.

Pursuant to a letter agreement dated as of April 20, 2005, and the asset purchase agreement between Adelphia and TW NY, TW NY has agreed to purchase the cable operations of Adelphia that Comcast would have acquired if Comcast’s purchase agreement is terminated prior to closing as a result of the failure to obtain FCC or applicable antitrust approvals (the “Expanded Transaction”). In such event, and assuming TW NY received such approvals, TW NY will pay the $3.5 billion purchase price to have been paid by Comcast, less Comcast’s allocable share of the liabilities of the Century-TCI/Parnassos Partnerships, which shall not be less than $549,000,000 or more than $600,000,000. Consummation of the Sale Transaction, however, is not subject to the consummation of the agreement by TWC, Comcast and certain of their affiliates to swap certain cable systems and unwind Comcast’s investments in TWC and TWE, as described above. There is no assurance that TW NY would be able to obtain the required FCC or applicable antitrust approvals for the Expanded Transaction.

The Purchase Agreements with TW NY and Comcast contain certain termination rights for Adelphia, TW NY and Comcast, and further provide that, upon termination of the Purchase Agreements under specified circumstances, Adelphia may be required to pay TW NY a termination fee of approximately $353,000,000 and Comcast a termination fee of $87,500,000.

Certain fees are due to the Company’s financial advisors upon successful completion of a sale, which are calculated as a percentage (0.11% to 0.20%) of the sale value. Additional fees may be payable depending on the outcome of the sales process. Such fees cannot be determined until the closing of the Sale Transaction.

Pre-petition Obligations

Pre-petition and post-petition obligations of the Debtors are treated differently under the Bankruptcy Code. Due to the commencement of the Chapter 11 Cases and the Debtors’ failure to comply with certain financial and other covenants, the Debtors are in default on substantially all of their pre-petition debt obligations. As a result of the Chapter 11 filing, all actions to collect the payment of pre-petition indebtedness are subject to compromise or other treatment under a plan of reorganization. Generally, actions to enforce or otherwise effect payment of pre-petition liabilities are stayed against the Debtors. The Bankruptcy Court has approved the Debtors’ motions to pay certain pre-petition obligations including, but not limited to, employee wages, salaries, commissions, incentive compensation and other related benefits. The Debtors have been paying and intend to continue to pay undisputed post-petition claims in the ordinary course of business. In addition, the Debtors may assume or reject pre-petition executory contracts and unexpired leases with the approval of the Bankruptcy Court. Any damages resulting from the rejection of executory contracts and unexpired leases are treated as general unsecured claims and will be classified as liabilities subject to compromise. For additional information concerning liabilities subject to compromise, see below.

The ultimate amount of the Debtors’ liabilities will be determined during the Debtors’ claims resolution process. The Bankruptcy Court established a bar date of January 9, 2004 (the “Bar Date”) for filing proofs of claim against the Debtors’ estates. A bar date is the date by which proofs of claim must be filed if a claimant disagrees with how its claim appears on the Debtors’

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Schedules of Liabilities. However, under certain limited circumstances, claimants may file proofs of claims after the bar date. As of the Bar Date, approximately 17,000 proofs of claim asserting in excess of $3.20 trillion in claims were filed and, as of December 31, 2005, approximately 18,000 proofs of claim asserting approximately $3.78 trillion in claims were filed, in each case including duplicative claims, but excluding any estimated amounts for unliquidated claims. The aggregate amount of claims filed with the Bankruptcy Court far exceeds the Debtors’ estimate of ultimate liability. The Debtors currently are in the process of reviewing, analyzing and reconciling the scheduled and filed claims. The Debtors expect that the claims resolution process will take significant time to complete following the consummation of the Plan. As the amounts of the allowed claims are determined, adjustments will be recorded in liabilities subject to compromise and reorganization expenses due to bankruptcy.

The Debtors have filed numerous omnibus objections that address $3.68 trillion in claims, consisting primarily of duplicative claims. Certain claims addressed in such objections were either: (i) reduced and allowed; (ii) disallowed and expunged; or (iii) subordinated by orders of the Bankruptcy Court. Hearings on certain claims objections are ongoing. Certain other objections have been adjourned to allow the parties to continue to reconcile such claims. Additional omnibus objections may be filed as the claims resolution process continues.

Debtor-in-Possession (“DIP”) Credit Facility

In order to provide liquidity following the commencement of the Chapter 11 Cases, the Debtors entered into a $1,500,000,000 debtor-in-possession credit facility (as amended, the “DIP Facility”).  On May 10, 2004, the Debtors entered into a $1,000,000,000 extended debtor-in-possession credit facility (the “First Extended DIP Facility”), which amended and restated the DIP Facility in its entirety.  On February 25, 2005, the Debtors entered into a $1,300,000,000 further extended debtor-in-possession credit facility (the “Second Extended DIP Facility”), which amended and restated the First Extended DIP Facility in its entirety.  On March 17, 2006, the Debtors entered into a $1,300,000,000 further extended debtor-in-possession credit facility (the “Third Extended DIP Facility”), which amended and restated the Second Extended DIP Facility in its entirety. For additional information, see Note 10.

Exit Financing Commitment

On February 25, 2004, Adelphia executed a commitment letter and certain related documents pursuant to which a syndicate of financial institutions committed to provide to the Debtors up to $8,800,000,000 in exit financing (the “Exit Financing Facility”).  Following the Bankruptcy Court’s approval on June 30, 2004 of the exit financing commitment, the Company paid the exit lenders a nonrefundable fee of $10,000,000 and reimbursed the exit lenders for certain expenses they had incurred through the date of such approval, including certain legal expenses.  In light of the agreements with TW NY and Comcast, on April 25, 2005, the Company informed the exit lenders of its election to terminate the exit financing commitment, which termination became effective on May 9, 2005.  As a result of the termination, the Company recorded a charge of $58,267,000 during 2005, which represents previously unpaid commitment fees of $45,428,000, the nonrefundable fee of $10,000,000 and certain other expenses.  Such charge is reflected in interest expense in the accompanying consolidated statement of operations for the year ended December 31, 2005. As of December 31, 2004, $39,267,000 of such fees and expenses were included in other noncurrent assets, net.

Going Concern

As a result of the Company’s filing of the bankruptcy petition and the other matters described in the following paragraphs, there is substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business, and in accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”). The consolidated financial statements do not include any adjustments that might be required should the Company be unable to continue to operate as a going concern. In accordance with SOP 90-7, all pre-petition liabilities subject to compromise have been segregated in the consolidated balance sheets and classified as liabilities subject to compromise, at the estimated amount of allowable claims. Interest expense related to pre-petition liabilities subject to compromise has been reported only to the extent that it will be paid during the Chapter 11 proceedings. In addition, no preferred stock dividends have been accrued subsequent to the Petition Date. Liabilities not subject to compromise are separately classified as current or noncurrent. Revenue, expenses, realized gains and losses, and provisions for losses resulting from reorganization are reported separately as reorganization expenses due to bankruptcy. Cash used for reorganization items is disclosed in the consolidated statements of cash flows.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The ability of the Debtors to continue as a going concern is predicated upon numerous matters, including:

•      having a plan of reorganization confirmed by the Bankruptcy Court and it becoming effective;

•      obtaining substantial exit financing if the Sale Transaction is not consummated and the Company is to emerge from bankruptcy under a stand-alone plan, including working capital financing, which the Company may not be able to obtain on favorable terms, or at all. A failure to obtain necessary financing would result in the delay, modification or abandonment of the Company’s development and expansion plans and would have a material adverse effect on the Company;

•      extending the Third Extended DIP Facility through the effective date of a plan of reorganization in the event the Sale Transaction is not consummated before the maturity date of the Third Extended DIP Facility and remaining in compliance with the financial covenants thereunder. A failure to obtain an extension to the Third Extended DIP Facility would result in the delay, modification or abandonment of the Company’s development and expansion plans and would have a material adverse effect on the Company;

•      being able to successfully implement the Company’s business plans, decrease basic subscriber losses, renew franchises and offset the negative effects that the Chapter 11 filing has had on the Company’s business, including the impairment of customer and vendor relationships; failure to do so will result in reduced operating results and potential impairment of assets;

•      resolving material litigation;

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

	December 31,
	2005	2004

Parent and subsidiary debt	$11,560,585	$11,560,684
Parent and subsidiary debt under co-borrowing credit facilities	4,576,375	4,576,375
Accounts payable	926,794	954,858
Accrued liabilities	1,202,610	1,240,237
Series B Preferred Stock	148,794	148,794
Liabilities subject to compromise	$18,415,158	$18,480,948

The Rigas Co-Borrowing Entities are jointly and severally obligated with certain of the Debtors to the lenders with respect to borrowings under certain co-borrowing facilities (“Co-Borrowing Facilities”). Borrowings under the Co-Borrowing Facilities have been presented as liabilities subject to compromise in the accompanying consolidated balance sheets as collection of such borrowings from the Debtors is stayed. Collection of such borrowings from the Rigas Co-Borrowing Entities has not been stayed

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

and actions may be taken to collect such borrowings from the Rigas Co-Borrowing Entities. However, the Rigas Co-Borrowing Entities would not have sufficient assets to satisfy claims for all liabilities under the Co-Borrowing Facilities.

Following is a reconciliation of the changes in liabilities subject to compromise for the period from January 1, 2003 through December 31, 2005 (amounts in thousands):

Balance at January 1, 2003	$18,020,124
Series B Preferred Stock	148,794
Contract rejections	18,308
Settlements	(3,000)

Balance at December 31, 2003	18,184,226
Increase in government settlement reserve (see Note 16)	425,000
Contract rejections	3,156
Settlements	(131,434)

Balance at December 31, 2004	18,480,948
Contract rejections	3,769
Settlements	(69,559)

Balance at December 31, 2005	$18,415,158

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

Amortization of deferred financing fees related to pre-petition debt obligations was terminated effective on the Petition Date and the unamortized amount at the Petition Date ($134,208,000) has been included as an offset to liabilities subject to compromise as an adjustment of the net carrying value of the related pre-petition debt. Similarly, amortization of the deferred issuance costs for the Company’s redeemable preferred stock was also terminated at the Petition Date. For periods subsequent to the Petition Date, interest expense has been reported only to the extent that it will be paid during the Chapter 11 proceedings. In addition, no preferred stock dividends have been accrued subsequent to the Petition Date.

Reorganization Expenses Due to Bankruptcy and Investigation, Re-audit and Sale Transaction Costs

Only those fees directly related to the Chapter 11 filings are included in reorganization expenses due to bankruptcy. These expenses are offset by the interest earned during reorganization. Certain reorganization expenses are contingent upon the approval of a plan of reorganization by the Bankruptcy Court and include cure costs, financing fees and success fees. The Company is currently aware of certain success fees that potentially could be paid upon the Company’s emergence from bankruptcy to third party financial advisors retained by the Company and the Committees in connection with the Chapter 11 Cases. Currently, these success fees are estimated to be between $6,500,000 and $19,950,000 in the aggregate. In addition, pursuant to their employment agreements, the Chief Executive Officer (“CEO”) and the Chief Operating Officer (“COO”) of the Company are eligible to receive equity awards of Adelphia stock with a minimum aggregate fair value of $17,000,000 upon the Debtors’ emergence from bankruptcy. Under the employment agreements, the value of such equity awards will be determined based on the average trading price of the post-emergence common stock of Adelphia during the 15 trading days immediately preceding the 90th day following the date of emergence. Pursuant to the employment agreements, these equity awards, which will be subject to vesting and trading restrictions, may be increased up to a maximum aggregate value of $25,500,000 at the discretion of the board of directors of Adelphia (the “Board”). As no plan of reorganization has been confirmed by the Bankruptcy Court, no accrual for such contingent payments or equity awards has been recorded in the accompanying consolidated financial statements. See Note 16 for additional information. The following table sets forth certain components of reorganization expenses for the indicated periods (amounts in thousands):

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

	Year ended December 31,
	2005	2004	2003

Professional fees	$101,206	$78,308	$81,948
Contract rejections	3,769	3,156	18,308
Interest earned during reorganization	(11,025)	(3,457)	(4,390)
Settlements and other	(34,843)	(1,454)	2,946
Reorganization expenses due to bankruptcy	$59,107	$76,553	$98,812

In addition to the costs shown above, the Company has incurred certain professional fees and other costs that, although not directly related to the Chapter 11 filing, relate to the investigation of the actions of certain members of the Rigas Family management, related efforts to comply with applicable laws and regulations and the Sale Transaction. These expenses include the additional audit fees incurred for the years ended December 31, 2001 and prior, as well as legal fees, forensic consultant fees, legal defense costs paid on behalf of the Rigas Family and employee retention costs. These expenses have been included in investigation, re-audit and sale transaction costs in the accompanying consolidated statements of operations.

Condensed Financial Statements of Debtors

The Debtors’ condensed consolidated balance sheets as of the indicated dates are as follows (amounts in thousands):

	December 31,
	2005	2004
Assets:
Total current assets	$709,769	$624,572
Property and equipment, net	4,200,142	4,323,142
Intangible assets, net	7,050,368	7,174,967
Other noncurrent assets	1,111,462	406,414
Total assets	$13,071,741	$12,529,095

Liabilities and Stockholders’ Deficit:
Liabilities:
Other current liabilities	$717,673	$755,512
Current portion of parent and subsidiary debt	868,902	667,605
Total noncurrent liabilities	920,858	843,274
Liabilities subject to compromise	18,415,158	18,480,948
Total liabilities	20,922,591	20,747,339

Minority’s interest	71,307	79,142

Stockholders’ deficit:
Series preferred stock	397	397
Common stock	2,548	2,548
Additional paid-in capital	9,567,154	9,566,968
Accumulated other comprehensive income, net	78	826
Accumulated deficit	(17,464,397)	(17,059,560)
Treasury stock, at cost	(27,937)	(27,937)
	(7,922,157)	(7,516,758)
Amounts due from the Rigas Family and Rigas Family Entities, net	—	(780,628)
Total stockholders’ deficit	(7,922,157)	(8,297,386)
Total liabilities and stockholders’ deficit	$13,071,741	$12,529,095

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Debtors’ condensed consolidated statements of operations for the indicated periods are as follows (amounts in thousands):

	Year ended December 31,
	2005	2004	2003
Revenue	$4,141,676	$3,934,732	$3,557,730

Costs and expenses:
Direct operating and programming	2,565,261	2,532,193	2,375,205
Selling, general and administrative	327,024	310,060	246,786
Investigation, re-audit and sale transaction costs	63,506	108,065	52,039
Depreciation	764,355	920,343	843,388
Amortization	135,136	151,966	162,839
Impairment of long-lived assets	12,426	77,751	641
Provision for uncollectible amounts due from the Rigas Family and Rigas Family Entities	13,338	—	5,497
Gains on dispositions of long-lived assets	(4,538)	(4,641)	—
Total costs and expenses	3,876,508	4,095,737	3,686,395

Operating income (loss)	265,168	(161,005)	(128,665)

Interest expense, net of amounts capitalized	(578,726)	(385,137)	(370,692)
Other income (expense), net	60,432	(427,047)	(1,192)
Reorganization expenses due to bankruptcy	(59,107)	(76,553)	(98,812)
Income tax (expense) benefit	(99,857)	3,483	(117,378)
Share of losses of equity affiliates, net	(582)	(7,926)	(2,826)
Minority’s interest in loss of subsidiary	7,835	16,383	25,430
Loss from continuing operations	(404,837)	(1,037,802)	(694,135)
Loss from discontinued operations	—	(571)	(107,952)
Loss before cumulative effects of accounting changes	(404,837)	(1,038,373)	(802,087)
Cumulative effects of accounting changes	—	(262,847)	—
Net loss	$(404,837)	$(1,301,220)	$(802,087)

Following is condensed consolidated cash flow data for the Debtors for the indicated periods (amounts in thousands):

	Year ended December 31,
	2005	2004	2003
Net cash provided by (used in):
Operating activities	$603,235	$462,012	$499,790
Investing activities	$(706,378)	$(687,713)	$(518,045)
Financing activities	$152,256	$312,220	$47,069

Note 3:  Summary of Significant Accounting Policies

Bankruptcy

As a result of the Debtors’ Chapter 11 filings, these consolidated financial statements have been prepared in accordance with SOP 90-7. For additional information, see Note 2.

Cash Equivalents

Cash equivalents consist primarily of money market funds and United States Government obligations with maturities of three months or less when purchased. The carrying amounts of cash equivalents approximate their fair values.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Restricted Cash

Details of restricted cash are presented below (amounts in thousands):

	December 31,
	2005	2004
Current restricted cash:
DIP facilities (a)	$25,783	$2,682
Dispute related to acquisition (b)	—	3,618
Current restricted cash	$25,783	$6,300

Noncurrent restricted cash:
Century/ML Cable sale proceeds (c)	$259,645	$—
Other	2,748	3,035
Noncurrent restricted cash	$262,393	$3,035

(a)   Amounts that are collateralized on letters of credit outstanding or restricted as to use under the DIP facilities.

(b)   Cash receipts from customers that were placed in trust as a result of a dispute arising from the acquisition of a cable system.

(c)   Proceeds from the sale of Century/ML Cable that are being held in escrow pending the resolution of the litigation between Adelphia, Century, Highland Holdings, a Rigas Family entity (“Highland”), Century/ML Cable and ML Media. See Note 16 for a description of this litigation.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Accounts receivable are reflected net of an allowance for doubtful accounts. Such allowance was $15,912,000 and $37,954,000 at December 31, 2005 and 2004, respectively. The allowance for doubtful accounts is established through a charge to direct operating and programming costs and expenses. The Company assesses the adequacy of this reserve periodically, evaluating general factors such as the length of time individual receivables are past due, historical collection experience, and the economic and competitive environment.

Investments

All publicly traded marketable securities held by the Company are classified as available-for-sale securities and are recorded at fair value. Unrealized gains and losses resulting from changes in fair value between measurement dates for available-for-sale securities are recorded net of taxes as a component of other comprehensive income (loss). Unrealized losses that are deemed to be other-than-temporary are recognized currently. Investments in privately held entities in which the Company does not have the ability to exercise significant influence over their operating and financial policies are accounted for at cost, subject to other-than-temporary impairment. The Company’s available-for-sale securities and cost investments are included in other noncurrent assets, net in the accompanying consolidated balance sheets.

Investments in entities in which the Company has the ability to exercise significant influence over the operating and financial policies of the investee are accounted for under the equity method. Equity method investments are recorded at original cost, subject to other-than-temporary impairment, and adjusted quarterly to recognize the Company’s proportionate share of the investees’ net income or loss after the date of investment, additional contributions or advances made, and dividends received. The equity method of accounting is suspended when the Company no longer has significant influence, for example, during the period that investees are undergoing corporate reorganization or bankruptcy proceedings. The Company’s share of losses is generally limited to the extent of the Company’s investment unless the Company is committed to provide further financial support to the investee. The excess of the Company’s investment over its share of the net assets of each of the Company’s investees has been attributed to the franchise rights and customer relationship intangibles of the investee. Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), the Company does not amortize the excess basis to the extent it has been attributed to goodwill and franchise rights. As discussed below under “Intangible Assets,” the Company has determined that franchise rights have an indefinite life, and therefore are not subject to amortization.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Changes in the Company’s proportionate share of the underlying equity of an equity method investee, which result from the issuance of additional equity securities of the equity investee, are reflected as increases or decreases to the Company’s additional paid-in capital.

On a quarterly basis, the Company reviews its investments to determine whether a decline in fair value below the cost basis is other-than-temporary. The Company considers a number of factors in its determination including: (i) the financial condition, operating performance and near term prospects of the investee; (ii) the reason for the decline in fair value, be it general market, industry specific or investee specific conditions; (iii) the length of time that the fair value of the investment is below the Company’s carrying value; and (iv) changes in value subsequent to the balance sheet date. If the decline in estimated fair value is deemed to be other-than-temporary, a new cost basis is established at the then estimated fair value. In situations where the fair value of an investment is not evident due to a lack of public market price or other factors, the Company uses its best estimates and assumptions to arrive at the estimated fair value of such an investment. The Company’s assessment of the foregoing factors involves a high degree of judgment, and the use of significant estimates and assumptions.

Derivative and Other Financial Instruments

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”), requires that all derivative instruments be recognized in the balance sheet at fair value. In addition, SFAS No. 133 provides that for derivative instruments that qualify for hedge accounting, changes in fair value will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in stockholders’ equity as a component of accumulated other comprehensive income (loss) until the hedged item is recognized in earnings, depending on whether the derivative hedges changes in fair value or cash flows. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.

The Company has entered into interest rate exchange agreements, interest rate cap agreements and interest rate collar agreements with the objective of managing its exposure to fluctuations in interest rates. However, the Company has not designated these agreements as hedging instruments pursuant to the provisions of SFAS No. 133. Accordingly, changes in the fair value of these agreements were recognized currently and included in other income (expense), net through the Petition Date. Changes in the fair value of these agreements subsequent to the Petition Date have not been recognized, as the amount to be received or paid in connection with these agreements will be determined by the Bankruptcy Court. For additional information, see Note 10.

Business Combinations

The Company accounts for business combinations using the purchase method of accounting. The results of operations of an acquired business are included in the Company’s consolidated results from the date of the acquisition. The cost to acquire companies, including transaction costs, is allocated to the underlying net assets of the acquired company based on their respective fair values. Any excess of the purchase price over the estimated fair values of the identifiable net assets acquired is recorded as goodwill. The value assigned to the Class A Common Stock, issued by Adelphia as consideration for acquisitions is generally based on the average market price for a period of a few days before and after the date that the respective terms are agreed to and announced. The application of purchase accounting requires a high degree of judgment and involves the use of significant estimates and assumptions.

Property and Equipment

The details of property and equipment and the related accumulated depreciation are set forth below for the indicated periods (amounts in thousands):

	December 31,
	2005	2004

Cable distribution systems	$7,906,918	$7,357,896
Support equipment and buildings	583,594	556,203
Land	52,418	54,091
	8,542,930	7,968,190
Accumulated depreciation	(4,208,279)	(3,498,247)
Property and equipment, net	$4,334,651	$4,469,943

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Property and equipment is stated at cost, less accumulated depreciation. In accordance with SFAS No. 51, Financial Reporting by Cable Television Companies (“SFAS No. 51”), the Company capitalizes costs associated with the construction of new cable transmission and distribution facilities and the installation of new cable services. Capitalized construction costs include materials, labor, applicable indirect costs and interest. Capitalized installation costs include labor, material and overhead costs related to: (i) the initial connection (or “drop”) from the Company’s cable plant to a customer location; (ii) the replacement of a drop; and (iii) the installation of equipment for additional services, such as digital cable or high-speed Internet (“HSI”). The costs of other customer-facing activities, such as reconnecting customer locations where a drop already exists, disconnecting customer locations and repairing or maintaining drops, are expensed as incurred. The Company’s methodology for capitalization of internal construction labor and internal and contracted third party installation costs (including materials) utilizes standard costing models based on actual costs. Materials and external labor costs associated with construction activities are capitalized based on amounts invoiced to the Company by third parties.

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

The Company periodically evaluates the useful lives of its property and equipment. Effective January 1, 2004, the Company changed the useful life used to calculate the depreciation of standard definition digital set-top boxes from five years to four years due to the introduction of advanced digital set-top boxes which provide high definition television (“HDTV”) and digital video recording capabilities, and the expected migration of new and existing customers to these advanced digital set-top boxes. In addition, consumer electronics manufacturers continue to include advanced technology necessary to receive digital and HDTV signals within television sets, which the Company expects to further contribute to the reduction in the useful life of its set-top boxes. The impact of this change in useful life on the Company’s operating results for the year ended December 31, 2004 was an $111,849,000 increase to the Company’s net loss and a $0.44 increase to the Company’s net loss per common share.

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

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Intangible Assets

Franchise rights represent the value attributed to agreements with local authorities that allow access to homes in cable service areas acquired in connection with a business combination. Pursuant to SFAS No. 142, the Company does not amortize acquired franchise rights as the Company has determined that such rights have an indefinite life. Costs to extend and maintain the Company’s franchise rights are expensed as incurred.

Goodwill represents the excess of the acquisition cost of an acquired entity over the fair value of the identifiable net assets acquired. Pursuant to SFAS No. 142, the Company does not amortize goodwill.

Following is a reconciliation of the changes in the carrying amount of goodwill for the indicated periods (amounts in thousands):

	Cable	Corporate and Other	Total
Balance at January 1, 2004	$1,508,029	$3,846	$1,511,875
Consolidation of Rigas Co-Borrowing Entities (Note 5)	116,844	—	116,844
Other	—	(200)	(200)
Balance at December 31, 2004	1,624,873	3,646	1,628,519
Acquisition of remaining interests in Tele-Media JV Entities	9,761	—	9,761
Sale of security monitoring businesses	—	(3,646)	(3,646)
Other	(249)	—	(249)
Balance at December 31, 2005	$1,634,385	$—	$1,634,385

Customer relationships represent the value attributed to customer relationships acquired in business combinations and are amortized over a 10-year period. Beginning in 2004, the Company began amortizing its customer relationships using the double declining balance method. The application of the new amortization method to customer relationships acquired prior to 2004 resulted in an additional charge of $262,847,000 which has been reflected as a cumulative effect of a change in accounting principle in the accompanying consolidated statements of operations. The proforma amounts shown in the consolidated statements of operations have been adjusted for the effect of retroactive application on amortization, changes in impairment of long-lived assets and minority’s interest in loss of subsidiary which would have been made had the new method been in effect. Amortization of customer relationships and other aggregated $117,305,000, $145,357,000 and $157,019,000 during 2005, 2004 and 2003, respectively. Based solely on the Company’s current amortizable intangible assets, the Company expects that amortization expense of amortizable intangible assets will be approximately $107,000,000, $104,000,000, $101,000,000, $83,000,000 and $34,000,000 during 2006, 2007, 2008, 2009 and 2010, respectively. The details of customer relationships and other are set forth below for the indicated periods (amounts in thousands):

	December 31,
	2005	2004

Gross carrying value	$1,641,146	$1,674,138
Accumulated amortization	(1,186,540)	(1,094,222)
Customer relationships and other, net	$454,606	$579,916

Impairment of Long-Lived Assets

Pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), the Company evaluates property and equipment and amortizable intangible assets for impairment whenever current events and circumstances indicate the carrying amounts may not be recoverable. If the carrying amount is greater than the expected future undiscounted cash flows to be generated, the Company recognizes an impairment loss equal to the excess, if any, of the carrying value over the fair value of the asset. The Company generally measures fair value based upon the present value of estimated future net cash flows of an asset group over its remaining useful life. The Company utilizes an independent third party valuation firm to assist in the determination of fair value for the cable assets. With respect to long-lived assets associated with cable systems, the Company groups systems at a level which represents the lowest level of cash flows that are largely independent of other assets and

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

liabilities. The Company’s asset groups under this methodology consist of seven major metropolitan markets and numerous other asset groups in the Company’s geographically dispersed operations.

Pursuant to SFAS No. 142, the Company evaluates its goodwill and franchise rights for impairment, at least annually on July 1, and whenever other facts and circumstances indicate that the carrying amounts of goodwill and franchise rights may not be recoverable. The Company evaluates the recoverability of the carrying amount of goodwill at its operating regions. These operating regions make up the Company’s cable operating segment determined pursuant to SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, as further discussed in Note 15. For purposes of this evaluation, the Company compares the fair value of the assets of each of the Company’s operating regions to their respective carrying amounts. The Company estimates the fair value of its goodwill and franchise rights primarily based on discounted cash flows, current market transactions and industry trends. If the carrying value of an operating region were to exceed its fair value, the Company would then compare the implied fair value of the operating region’s goodwill to its carrying amount, and any excess of the carrying amount over the fair value would be charged to operations as an impairment loss. The fair value of goodwill represents the excess of the operating region’s fair value over the fair value of its identifiable net assets. The Company evaluates the recoverability of the carrying amount of its franchise rights based on the same asset groupings used to evaluate its long-lived assets under SFAS No. 144 because the franchise rights are inseparable from the other assets in the asset group. These groupings are consistent with the guidance in Emerging Issues Task Force (“EITF”) Issue No. 02-7, Unit of Measure for Testing Impairment of Indefinite-Lived Intangible Assets. Any excess of the carrying value over the fair value for franchise rights is charged to operations as an impairment loss.

The evaluation of long-lived assets for impairment requires a high degree of judgment and involves the use of significant estimates and assumptions. For additional information, see Note 9.

Internal-Use Software

The Company capitalizes certain direct development costs associated with internal-use software, including external direct costs of material and services, and payroll and related benefit costs for employees devoting time to the software projects. Such costs are amortized over an estimated useful life of three years, beginning when the assets are substantially ready for use. Amounts capitalized for internal-use software were $24,054,000, $22,502,000 and $14,882,000 during 2005, 2004 and 2003, respectively. Amortization of internal-use software costs was $23,959,000, $14,325,000 and $5,820,000 for 2005, 2004 and 2003, respectively. The net book value of internal-use software at December 31, 2005 and 2004 was $42,460,000 and $42,059,000, respectively. Internal-use software costs are included in other noncurrent assets, net in the accompanying consolidated balance sheets.

Deferred Financing Fees

In general, costs associated with the issuance and refinancing of debt are deferred and amortized to interest expense using the effective interest method over the term of the related debt agreement. However, in the case of deferred financing costs related to pre-petition debt obligations, amortization was terminated effective on the Petition Date and the unamortized amount at the Petition Date ($134,208,000) is included as an offset to liabilities subject to compromise at the Petition Date and at December 31, 2005 and 2004 as an adjustment of the net carrying value of the related pre-petition debt. At December 31, 2005 and 2004, deferred financing fees of $7,656,000 and $46,589,000, respectively, are included in other noncurrent assets, net in the accompanying consolidated balance sheets.

Minority’s Interest

Recognition of minority’s interest share of losses of consolidated subsidiaries was limited to the amount of such minority’s allocable share of the common equity of those consolidated subsidiaries.

Foreign Currency Translation

Assets and liabilities of the Company’s cable operations in Brazil, where the functional currency is the local currency, are translated into U.S. dollars at the exchange rate as of the balance sheet date, and the related translation adjustments are recorded as a component of other comprehensive income (loss). Revenue and expenses are translated using average exchange rates prevailing during the period.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Transactions with the Rigas Family and Rigas Family Entities

As discussed in Note 5, effective January 1, 2004, the Company began consolidating the Rigas Co-Borrowing Entities. In addition to the Rigas Co-Borrowing Entities, the Company had significant involvement, directly or indirectly, with the Rigas Family and Other Rigas Entities prior to the Petition Date. The following is a discussion of the Company’s significant accounting policies related to transactions with the Rigas Family and Rigas Family Entities. On April 25, 2005, Adelphia and the Rigas Family entered into an agreement to settle Adelphia’s lawsuit against the Rigas Family. For additional information, see Note 16.

The Company continues to fund the cash needs for the payment of interest on co-borrowing debt for the Rigas Co-Borrowing Entities. Generally, amounts funded to or on behalf of the Rigas Family and Rigas Family Entities were recorded by the Company as advances to those entities. Effective January 1, 2004, advances to the Rigas Co-Borrowing Entities are eliminated in consolidation. Advances to the Rigas Family and Other Rigas Entities are included as amounts due from the Rigas Family and Other Rigas Entities, net in the accompanying consolidated balance sheet as of December 31, 2004. No amounts have been funded on behalf of the Rigas Family and Other Rigas Entities since 2002.

Amounts due from the Rigas Family and Other Rigas Entities, net was presented as an addition to stockholders’ deficit in the accompanying December 31, 2004 consolidated balance sheet because: (i) approximately half of the advances were used by those entities to acquire Adelphia securities; (ii) these advances occurred frequently; (iii) there were no definitive debt instruments that specified repayment terms or interest rates; and (iv) there was no demonstrated repayment history.

Prior to the Forfeiture Order, where a contractual agreement or similar arrangement existed for management services to the Managed Cable Entities, the fees charged were based on the contractually specified terms. Such management agreements generally provided for a management fee based on a percentage of revenue plus reimbursements for expenses incurred by the Company on behalf of the Managed Cable Entities. In the absence of such agreements and following the Forfeiture Order, the fees charged by the Company to the Managed Cable Entities are based on the actual costs incurred by the Company. Such charges are generally based on the Managed Cable Entities’ share of revenue or subscribers, as appropriate. Management believes that the amounts charged to the Managed Cable Entities and reflected in the accompanying consolidated statements of operations with respect to management fees are reasonable. Amounts charged subsequent to January 1, 2004 have been eliminated in consolidation. All other transactions prior to January 1, 2004 between the Company and the Rigas Family Entities have been reflected in the Company’s consolidated financial statements based on the actual cost of the related goods or services.

The Company followed the principles outlined in SFAS No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, Accounting by Creditors for Impairments of a Loan - Income Recognition and Disclosures, to determine impairment of advances to the Rigas Family and Other Rigas Entities prior to the Forfeiture Order and to establish its policies related to both the determination of impairment of advances to the Rigas Co-Borrowing Entities and the recognition of interest due from them for periods prior to January 1, 2004. The Company evaluated impairment of amounts due from the Rigas Family and Rigas Family Entities quarterly and whenever other facts and circumstances indicated the carrying value may have been impaired, on an entity-by-entity basis, which considers the legal structure of each entity to which advances were made. The Company was unable to evaluate impairment based on the present value of expected future cash flows from repayment because the advances generally did not have supporting loan documents, interest rates, repayment terms or history of repayment. The Company considered such advances as collateral-backed loans and measured the expected repayments based on the estimated fair value of the underlying assets of each respective entity at the balance sheet dates. The evaluation was based on an orderly liquidation of the underlying assets and did not apply current changes in circumstances to prior periods. For example, the most significant impairment recognition occurred when the Debtors filed for bankruptcy protection in June 2002 due to the dramatic effect that the filing had on the value of the underlying assets available for repayment of the advances. No increases in underlying asset values were recognized following bankruptcy.

Revenue Recognition

Revenue from video and HSI service is recognized as services are provided. Credit risk is managed by disconnecting services to customers whose accounts are delinquent for a specified number of days. Consistent with SFAS No. 51, installation revenue obtained from the connection of subscribers to the cable system is recognized in the period installation services are provided to the extent of related direct selling costs. Any remaining amount is deferred and recognized over the estimated average period that customers are expected to remain connected to the cable system. Installation revenue was less than related direct selling costs for all periods presented. The Company classifies fees collected from cable subscribers for reimbursement of fees paid to local franchise authorities as a component of service revenue because the Company is the primary obligor to the local franchise authority. Revenue from advertising sales associated with the Company’s media services business is recognized as the advertising is aired. Certain fees

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

and commissions related to advertising sales are recognized as costs and expenses in the accompanying consolidated financial statements.

Programming Launch Fees and Incentives

From time to time, the Company enters into binding agreements with programming networks whereby the Company is to receive cash, warrants to purchase common stock or other consideration in exchange for launch, channel placement or other considerations with respect to the carriage of programming services on the Company’s cable systems. Amounts received or to be received under such arrangements are recorded as deferred revenue and amortized, generally on a straight-line basis, over the contract term, provided that it is probable that the Company will satisfy the carriage obligations and that the amounts to be received are reasonably estimable. Where it is not probable that the Company will satisfy the carriage obligations, or where the amounts to be received are not estimable, recognition is deferred until the specific carriage obligations are met and the consideration to be received is reasonably estimable. The amounts recognized under these arrangements generally are reflected as reductions of costs and expenses. However, amounts recognized with respect to payments received from shopping and other programming networks for which the Company does not pay license fees and consideration received in connection with interactive services are reflected as revenue. At the time that the Company’s launch, carriage or other obligations are terminated, any remaining deferred revenue associated with such terminated obligations is recognized and included in other income (expense), net in the accompanying consolidated statements of operations.

Advertising Costs

Advertising costs are expensed as incurred. The Company’s advertising expense was $114,673,000, $96,842,000 and $88,379,000 during 2005, 2004 and 2003, respectively.

Stock-Based Compensation

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB Opinion No. 25”), and related interpretations to account for the Company’s fixed plan stock options. Under this method, compensation expense for stock options or awards that are fixed is required to be recognized over the vesting period only if the current market price of the underlying stock exceeds the exercise price on the date of grant. All outstanding stock options became fully vested in February 2005. SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), established accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, and has adopted the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123 and by SFAS No. 123-R, Share-Based Payment. The following table illustrates the effects on net loss and loss per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (amounts in thousands, except per share amounts):

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

	Year ended December 31,
	2005	2004	2003

Net income (loss), as reported	$34,663	$(1,910,873)	$(832,612)
Compensation expense determined under fair value method, net of $0 taxes for all years	(13)	(167)	(1,077)
Pro forma net income (loss)	$34,650	$(1,911,040)	$(833,689)

Income (loss) per Class A common share:
Basic – as reported	$0.13	$(7.56)	$(3.31)
Diluted – as reported	$0.10	$(7.56)	$(3.31)
Basic – pro forma	$0.13	$(7.56)	$(3.31)
Diluted – pro forma	$0.10	$(7.56)	$(3.31)
Income (loss) per Class B common share:
Basic – as reported	$0.13	$(7.56)	$(3.31)
Diluted – as reported	$0.10	$(7.56)	$(3.31)
Basic – pro forma	$0.13	$(7.56)	$(3.31)
Diluted — pro forma	$0.10	$(7.56)	$(3.31)

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

Earnings (Loss) Per Common Share (“EPS”)

The Company uses the two-class method for computing basic and diluted EPS. Basic and diluted EPS for the Class A Common Stock and the Class B Common Stock was computed by allocating the income applicable to common stockholders to Class A common stockholders and Class B common stockholders as if all of the earnings for the period had been distributed. This allocation, and the calculation of the basic and diluted net income (loss) applicable to Class A common stockholders and Class B common stockholders, do not reflect any adjustment for interest on the convertible subordinated notes and do not reflect any declared or accumulated dividends on the convertible preferred stock, as neither has been recognized since the Petition Date. For the year ended December 31, 2005, income applicable to common stockholders for computing basic EPS of $30,860,000 and $3,220,000 has been allocated to the Class A Common Stock and Class B Common Stock, respectively, and income applicable to common stockholders for computing diluted EPS of $30,514,000 and $3,566,000 has been allocated to the Class A Common Stock and Class B Common Stock, respectively. Under the two-class method for computing basic and diluted EPS, losses have not been allocated to each class of common stock, as security holders are not obligated to fund such losses.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Diluted EPS of Class A and Class B Common Stock considers the potential impact of dilutive securities. For the year ended December 31, 2005, 144,992 of potential common shares subject to stock options have been excluded from the diluted EPS calculation as the option exercise price is greater than the average market price of the Class A Common Stock. For the years ended December 31, 2004 and 2003, the inclusion of potential common shares would have had an anti-dilutive effect. Accordingly, potential common shares of 87,072,964 and 87,082,474 have been excluded from the diluted EPS calculations in 2004 and 2003, respectively.

The potential common shares at December 31, 2005, 2004 and 2003 consist of Adelphia’s 5 1/2% Series D Convertible Preferred Stock (“Series D Preferred Stock”), 7 1/2% Series E Mandatory Convertible Preferred Stock (“Series E Preferred Stock”), 7 1/2% Series F Mandatory Convertible Preferred Stock (“Series F Preferred Stock”), 6% subordinated convertible notes, 3.25% subordinated convertible notes and stock options. As a result of the filing of the Debtors’ Chapter 11 Cases, Adelphia, as of the Petition Date, discontinued accruing dividends on all of its outstanding preferred stock and has excluded those dividends from the diluted EPS calculations. The debt instruments are convertible into shares of Class A and Class B Common Stock. The preferred securities and stock options are convertible into Class A Common Stock. The basic and diluted weighted average shares outstanding used for EPS computations for the periods presented are as follows:

	Year ended December 31,
	2005	2004	2003
Basic weighted average shares of Class A Common Stock	228,692,414	228,692,414	228,692,273
Potential common shares:
Convertible preferred stock	45,924,486	—	—
Convertible subordinated notes	28,683,846	—	—
Diluted weighted average shares of Class A Common Stock	303,300,746	228,692,414	228,692,273

Basic weighted average shares of Class B Common Stock	25,055,365	25,055,365	25,055,365
Potential common shares:
Convertible subordinated notes	12,159,768	—	—
Diluted weighted average shares of Class B Common Stock	37,215,133	25,055,365	25,055,365

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Significant estimates are involved in the determination of: (i) asset impairments; (ii) the recorded provisions for contingent liabilities; (iii) the carrying amounts of liabilities subject to compromise; (iv) estimated useful lives of tangible and intangible assets; (v) internal costs capitalized in connection with construction and installation activities; (vi) the recorded amount of deferred tax assets and liabilities; (vii) the allowances provided for uncollectible amounts with respect to the amounts due from the Rigas Family and Rigas Family Entities and accounts receivable; (viii) the allocation of the purchase price in business combinations; and (ix) the fair value of derivative financial instruments. Actual amounts, particularly with respect to matters impacted by proceedings under Chapter 11, could vary significantly from such estimates.

Note 4:  Recent Accounting Pronouncements

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143 (“FIN 47”), which addresses the financial accounting and reporting obligations associated with the conditional retirement of tangible long-lived assets and the associated asset retirement costs. FIN 47 requires that, when the obligation to perform an asset retirement activity is unconditional, and the timing and/or the method of settlement of the obligation is conditional on a future event, companies must recognize a liability for the fair value of the conditional asset retirement if the fair value of the liability can be reasonably estimated. The requirements of FIN 47 are effective for fiscal periods ending after December 15, 2005.

The Company has certain equipment, the disposal of which may be subject to environmental regulations. The Company’s asset retirement obligations associated with environmental regulations for the disposition of its equipment are not material. The Company also owns certain buildings containing asbestos whereby the Company is legally obligated to remediate the asbestos under

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

certain circumstances, such as if the buildings undergo renovations or are demolished. The Company does not have sufficient information to estimate the fair value of its asset retirement obligation for asbestos remediation because the range of time over which the Company may settle the obligation is unknown and cannot be reasonably estimated.

In June 2005, the EITF reached a consensus on Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”). EITF 04-5 provides guidance in assessing when a general partner controls and consolidates its investment in a limited partnership or similar entity. The general partner is assumed to control the limited partnership unless the limited partners have substantive kick-out or participating rights. The provisions of EITF 04-5 were required to be applied beginning June 30, 2005 for partnerships formed or modified subsequent to June 30, 2005, and are effective for general partners in all other limited partnerships beginning January 1, 2006. EITF 04-5 had no impact on the Company’s financial position or results of operation for the year ended December 31, 2005. The Company is currently evaluating the impact of the adoption of EITF 04-5 in 2006.

Note 5:  Variable Interest Entities

FIN 46-R requires variable interest entities, as defined by FIN 46-R, to be consolidated by the primary beneficiary if certain criteria are met. The Company concluded that the Rigas Co-Borrowing Entities are variable interest entities for which the Company is the primary beneficiary, as contemplated by FIN 46-R. Accordingly, effective January 1, 2004, the Company began consolidating the Rigas Co-Borrowing Entities on a prospective basis. The assets and liabilities of the Rigas Co-Borrowing Entities are included in the Company’s consolidated financial statements at the Rigas Family’s historical cost because these entities first became variable interest entities and Adelphia became the primary beneficiary when Adelphia and these entities were under the common control of the Rigas Family. As a result of the adoption of FIN 46-R, the Company recorded a $588,782,000 charge as a cumulative effect of a change in accounting principle as of January 1, 2004. The Company is reporting the operating results of the Rigas Co-Borrowing Entities in the “cable” segment. See Note 15 for further discussion of the Company’s business segments.

The April 2005 agreements entered into by the District Court in the SEC civil enforcement action (the “SEC Civil Action”), including: (i) the Non-Prosecution Agreement; (ii) the Adelphia-Rigas Settlement Agreement (defined in Note 16); (iii) the Government-Rigas Settlement Agreement (also defined in Note 16); and (iv) the final judgment as to Adelphia (collectively, the “Government Settlement Agreements”), provide, among other things, for the forfeiture of certain assets by the Rigas Family and Rigas Family Entities. Pursuant to the Forfeiture Order, all right, title and interest of the Rigas Family and Rigas Family Entities in the Rigas Co-Borrowing Entities (other than Coudersport and Bucktail), certain specified real estate and any securities of the Company were forfeited to the United States on or about June 8, 2005 and such assets and securities are expected to be conveyed to the Company (subject to completion of forfeiture proceedings before a federal judge to determine if there are any superior claims) in furtherance of the Non-Prosecution Agreement. See Note 16 for additional information.

As of June 8, 2005, the Company was no longer the primary beneficiary of Coudersport and Bucktail. Accordingly, the Company ceased to consolidate Coudersport and Bucktail under FIN 46-R and recorded a net charge of $12,964,000 in the accompanying consolidated statement of operations for the year ended December 31, 2005. Such charge is included as a component of the net benefit from the settlement with the Rigas Family (see Note 6).

In addition to the Rigas Co-Borrowing Entities, the Rigas Family owned, prior to forfeiture to the United States on June 8, 2005, at least 16 additional entities in which the Company held a variable interest. The Company did not apply the provisions of FIN 46-R to the Other Rigas Entities because the Company did not have sufficient financial information to perform the required evaluations. As a result of the Government Settlement Agreements, as of June 8, 2005, the Company no longer held a variable interest in these entities.

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

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The consolidation of the Rigas Co-Borrowing Entities resulted in the following impact to the Company’s consolidated financial statements for the indicated periods (amounts in thousands):

	Year ended December 31,
	2005	2004
Revenue	$203,551	$194,089
Operating income (loss)	$19,870	$(2,043)
Other income, net	$434,144	$1,091
Income (loss) from continuing operations before cumulative effects of accounting changes	$455,387	$(1,037)
Cumulative effects of accounting changes	$—	$(588,782)
Net income (loss) applicable to common stockholders	$455,387	$(589,819)

	December 31,
	2005	2004
Current assets	$3,383	$4,266
Noncurrent assets	$612,065	$642,110
Current liabilities	$15,602	$477,070
Noncurrent liabilities	$5,660	$6,617

Note 6:  Transactions with the Rigas Family and Rigas Family Entities

In addition to the Rigas Co-Borrowing Entities discussed in Note 5, prior to May 2002, the Company had significant involvement, directly or indirectly, with the Rigas Family and Other Rigas Entities. The following table shows the amounts due from the Rigas Family and Other Rigas Entities, net of the allowance for uncollectible amounts, at December 31, 2004 (amounts in thousands):

Amounts due from the Rigas Family and Other Rigas Entities before allowance for uncollectible amounts	$2,630,770
Allowance for uncollectible amounts	(2,602,027)
Amounts due from the Rigas Family and Other Rigas Entities, net	$28,743

For purposes of assessing collectibility, the Company considered the amounts due from the Rigas Family and Other Rigas Entities to be collateral-backed loans and used the estimated values of the underlying debt and equity securities of Adelphia, which were forfeited to the United States on or about June 8, 2005, to determine expected repayments. Amounts due from the Rigas Family and Other Rigas Entities, net was presented as an addition to stockholders’ deficit in the accompanying December 31, 2004 consolidated balance sheet because: (i) approximately half of the advances were used by those entities to acquire Adelphia securities; (ii) these advances occurred frequently; (iii) there were no definitive debt instruments that specified repayment terms or interest rates; and (iv) there was no demonstrated repayment history.

In connection with the Government Settlement Agreements, all amounts owed between Adelphia (including the Rigas Co-Borrowing Entities) and the Rigas Family and Other Rigas Entities will not be collected or paid. As a result, in June 2005, the Company derecognized a $460,256,000 payable by the Rigas Co-Borrowing Entities to the Rigas Family and Other Rigas Entities. This liability, which was recorded by the Company in connection with the January 1, 2004 consolidation of the Rigas Co-Borrowing Entities, had no legal right of set-off against amounts due to the Rigas Co-Borrowing Entities from the Rigas Family and Other Rigas Entities.

Also, in connection with the Government Settlement Agreements, equity ownership of the Rigas Co-Borrowing Entities (other than Coudersport and Bucktail), debt and equity securities of the Company, and certain real estate were forfeited by the Rigas Family and the Rigas Family Entities and are expected to be conveyed to the Company (subject to completion of forfeiture proceedings before a federal judge to determine if there are any superior claims). In conjunction with the Forfeiture Order, the Company recorded the debt and equity securities and real estate at their fair value of $34,629,000. Additional impairment of $24,600,000 was recognized by the Company following the June 2005 forfeiture due to further decline in the fair value of the securities. Such impairment is included in other income (expense), net in the accompanying consolidated statement of operations for

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

the year ended December 31, 2005. The adjusted fair value of the debt and equity securities and real estate of $10,029,000 has been reflected as a current asset in the accompanying consolidated balance sheet as of December 31, 2005. The Company has concluded that the equity interests it expects to receive in the Rigas Co-Borrowing Entities have nominal value as the liabilities of these entities significantly exceed the fair value of their assets. As discussed in Note 5, the assets and liabilities of the Rigas Co-Borrowing Entities have been included in the Company’s consolidated financial statements since January 1, 2004.

The Government Settlement Agreements also required the Company to pay the Rigas Family an additional $11,500,000 for legal defense costs, which was paid by the Company in June 2005. The Government Settlement Agreements release the Company from further obligation to provide funding for legal defense costs for the Rigas Family.

During 2004 and 2003, various stipulations and orders were approved by the Bankruptcy Court that caused the Managed Cable Entities to pay approximately $28,000,000 of legal defense costs on behalf of certain members of the Rigas Family. During the year ended December 31, 2004 and 2003, $17,000,000 and $11,000,000, respectively, of such defense costs have been included in investigation, re-audit and sale transaction costs in the accompanying consolidated statements of operations.

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

The Company recognized a net benefit from the settlement with the Rigas Family in June 2005 and has included such benefit in other income (expense), net in the consolidated statement of operations for the year ended December 31, 2005, as follows (amounts in thousands):

Derecognition of amounts due to the Rigas Family and Other Rigas Entities from the Rigas Co-Borrowing Entities	$460,256
Derecognition of amounts due from the Rigas Family and Other Rigas Entities, net*	(15,405)
Estimated fair value of debt and equity securities and real estate to be conveyed to the Company	34,629
Deconsolidation of Coudersport and Bucktail, net (Note 5)	(12,964)
Legal defense costs for the Rigas Family	(11,500)
Derecognition of severance accrual for John J. Rigas	2,717
Settlement with the Rigas Family, net	$457,733

*                 Represents the December 31, 2004 amounts due from the Rigas Family and Other Rigas Entities of $28,743,000, less a provision for uncollectible amounts of $13,338,000 recognized by the Company for the period from January 1, 2005 through June 8, 2005 (date of the Forfeiture Order) due to a decline in the fair value of the underlying securities.

Impact of Transactions with the Rigas Family and Rigas Family Entities on Consolidated Statements of Operations

Transactions occurring on or after January 1, 2004 between the Company and the Rigas Co-Borrowing Entities are eliminated in consolidation. The effects of various transactions between the Company and the Rigas Family and Rigas Family Entities on certain line items included in the accompanying consolidated statement of operations for the year ended December 31, 2003 are summarized below (amounts in thousands):

Selling, general and administrative expenses:
Management fees and other costs charged by the Company to the Managed Cable Entities (a)	$(22,217)
Management fees and other costs charged by the Rigas Family and Other Rigas Entities to the Company (b)	975
Total included in selling, general and administrative expenses	$(21,242)

(a)          Management Fees and Other Costs Charged by the Company to the Managed Cable Entities. The Company provided management and administrative services, under written and unwritten enforceable agreements, to the Managed Cable Entities.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The management fees actually paid by the Managed Cable Entities were generally limited by the terms of the applicable Co-Borrowing Facility. The amounts charged to the Managed Cable Entities pursuant to these arrangements were included in management fees and other charges to the Managed Cable Entities in the foregoing table and have been reflected as a reduction of selling, general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2003. Effective January 1, 2004, these fees and cost allocations have been eliminated upon consolidation of the Rigas Co-Borrowing Entities.

(b)         Management Fees and Other Costs Charged by the Rigas Family and Other Rigas Entities to the Company. Certain Other Rigas Entities provided management services to the Company in exchange for consideration that may or may not have been equal to the fair value of such services during the year ended December 31, 2003.

Charges for services arose from Adelphia’s 99.5% limited partnership interest in Praxis Capital Ventures, L.P. (“Praxis”), a consolidated subsidiary of Adelphia. Praxis was primarily engaged in making private equity investments in the telecommunications market. The Rigas Family owns membership interests in both the Praxis general partner and the company that manages Praxis. The Praxis management company charged a management fee to Adelphia at an annual rate equal to 2% of the capital committed by Adelphia. Adelphia recorded an expense for management fees of $975,000 for the year ended December 31, 2003. During 2004 and 2003, the Company recorded reserves of $800,000 and $300,000, respectively, against the remaining carrying value of the Praxis investments.

By order dated October 20, 2003, the Debtors rejected the Praxis partnership agreement under applicable bankruptcy law. Rejection may give rise to pre-bankruptcy unsecured damage claims that are included in liabilities subject to compromise at the amounts expected to be allowed. As of December 31, 2005 and 2004, the Company had accrued $1,300,000 in management fees due under the Praxis partnership agreement as a liability subject to compromise for the periods prior to rejection of the partnership agreement.

Other Transactions with the Rigas Family and Rigas Family Entities

Rigas Co-Borrowing Entities. The Company performs all of the cash management functions for the Rigas Co-Borrowing Entities. As such, positive cash flows of the Rigas Co-Borrowing Entities are generally deposited into the Company’s cash accounts. Negative cash flows, which include the payment of interest on co-borrowing debt for the Rigas Co-Borrowing Entities, are generally deducted from the Company’s cash accounts. In addition, the personnel of the Rigas Co-Borrowing Entities are employees of the Company, and all of the cash operating expenses and capital expenditures of the Rigas Co-Borrowing Entities are paid by the Company on behalf of the Rigas Co-Borrowing Entities. Charges to the Rigas Co-Borrowing Entities for such expenditures are determined by reference to the terms of the applicable third party invoices or vendor agreements. Although this activity affects the amounts due from the Rigas Co-Borrowing Entities, prior to the consolidation of the Rigas Co-Borrowing Entities, the Company did not include any of these charges as related party transactions to be separately reported in its consolidated statements of operations. Effective January 1, 2004, such amounts are included in the Company’s consolidated statements of operations. The most significant of these expenditures incurred by the Company on behalf of the Rigas Co-Borrowing Entities during 2003 include third party programming charges, employee related charges and third party billing service charges which are shown in the following table (amounts in thousands):

Programming charges from third party vendors	$48,228
Employee related charges	20,543
Billing charges from third party vendors	3,009
$71,780

Century/ML Cable. In connection with the December 13, 2001 settlement of a dispute, Adelphia, Century, Century/ML Cable, ML Media and Highland, entered into a Leveraged Recapitalization Agreement (the “Recap Agreement”) pursuant to which Century/ML Cable agreed to redeem ML Media’s 50% interest in Century/ML Cable (the “Redemption”) on or before September 30, 2002 for a purchase price between $275,000,000 and $279,800,000, depending on the timing of the Redemption, plus interest. Among other things, the Recap Agreement provided that: (i) Highland would arrange debt financing for the Redemption; (ii) Highland, Adelphia and Century would jointly and severally guarantee debt service on debt financing for the Redemption on and after the closing of the Redemption; and (iii) Highland and Century would own 60% and 40% interests, respectively, in the recapitalized Century/ML Cable. Under the terms of the Recap Agreement, Century’s 50% interest in Century/ML Cable was pledged to ML Media as collateral for Adelphia’s obligations. On or about December 18, 2001, Adelphia placed $10,000,000 on deposit on behalf of Highland as earnest funds for the transaction. During June of 2002, ML Media withdrew the $10,000,000 from

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

escrow following the Bankruptcy Court’s approval of the release of these funds to ML Media. Simultaneously with the execution of the Recap Agreement, ML Media, Adelphia and certain of its subsidiaries entered into a stipulation of settlement, pursuant to which certain litigation between them was stayed pending the Redemption. By order dated September 17, 2003, Adelphia and Century rejected the Recap Agreement under applicable bankruptcy law. Adelphia has not accrued any liability for damage claims related to the rejection of the Recap Agreement. Adelphia and Century/ML Cable have challenged the Recap Agreement and the Redemption as unenforceable on fraudulent transfer and other grounds, and Adelphia, Century, Highland, Century/ML and ML Media are engaged in litigation regarding the enforceability of the Recap Agreement. In this regard, ML Media filed an amended complaint against Adelphia on July 3, 2002 in the Bankruptcy Court. On April 15, 2004, the Bankruptcy Court dismissed all counts of Adelphia’s challenge of the Recap Agreement except for its allegation that ML Media aided and abetted a breach of fiduciary duties in connection with its execution. The court also allowed Century/ML Cable’s action to avoid the Recap Agreement as a fraudulent conveyance to proceed.

On June 3, 2005, Century entered into an interest acquisition agreement with ML Media, Century/ML Cable, Century-ML Cable Corporation (a subsidiary of Century/ML Cable) and San Juan Cable (the “IAA”) pursuant to which Century and ML Media agreed to sell their interests in Century/ML Cable for $520,000,000 (subject to potential purchase price adjustments as defined in the IAA) to San Juan Cable. On August 9, 2005, Century/ML Cable filed its plan of reorganization (the “Century/ML Plan”) and its related disclosure statement (the “Century/ML Disclosure Statement”) with the Bankruptcy Court. On August 18, 2005, the Bankruptcy Court approved the Century/ML Disclosure Statement. On September 7, 2005, the Bankruptcy Court confirmed the Century/ML Plan, which is designed to satisfy the conditions of the IAA with San Juan Cable and provides that all third party claims will either be paid in full or assumed by San Juan Cable under the terms set forth in the IAA. On October 31, 2005, the sale of Century/ML Cable to San Juan Cable was consummated (the “Century/ML Sale”) and the Century/ML Plan became effective. Neither the Century/ML Cable Sale nor the effectiveness of the Century/ML Plan resolves the pending litigation among Adelphia, Century, Highland, Century/ML Cable and ML Media. For additional information concerning this litigation, see Note 16. For additional information concerning the Century/ML Sale, see Note 8.

Note 7:  TelCove

Global Settlement Agreement

Telcove, Inc. (“Telcove”) owned, operated and managed entities that provided competitive local exchange carrier (“CLEC”) telecommunications services. On January 11, 2002, the Company completed a transaction whereby all of the shares of common stock of Telcove owned by Adelphia were distributed in the form of a dividend to holders of Class A Common Stock and Class B Common Stock. On February 21, 2004, the Debtors and TelCove executed a global settlement agreement (the “Global Settlement”) that resolved, among other things, certain claims put forth by both TelCove and Adelphia. The Global Settlement provided that, on the closing date, the Company would transfer to TelCove certain settlement consideration, including approximately $60,000,000 in cash plus an additional payment of up to $2,500,000 related to certain outstanding payables, as well as certain vehicles, real property and intellectual property licenses used in the operation of TelCove’s businesses. Additionally, the parties executed various annexes to the Global Settlement (collectively, the “Annex Agreements”) that provided, among other things, for: (i) a five-year business commitment to TelCove for telecommunication services by the Company; (ii) future use by TelCove of certain fiber capacity in assets owned by the Company; and (iii) the mutual release by the parties from any and all liabilities, claims and causes of action that either party had or may have had against the other party. Finally, the Global Settlement provided for the transfer by the Company to TelCove of certain CLEC systems (“CLEC Market Assets”) together with the various licenses, franchises and permits related to the operation and ownership of such assets. On March 23, 2004, the Bankruptcy Court approved the Global Settlement. The Company recorded a $97,902,000 liability during the fourth quarter of 2003 to provide for the Global Settlement. The Annex Agreements became effective in accordance with their terms on April 7, 2004.

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

	Year ended December 31,
	2004	2003
Revenue	$9,057	$37,026
Costs and expenses:
Direct operating and programming	7,074	33,431
Selling, general and administrative	828	2,354
Depreciation and amortization	1,271	10,465
Other	455	826
Total costs and expenses	9,628	47,076
Provision for cost of Global Settlement	—	97,902
Loss from discontinued operations	$(571)	$(107,952)

Note 8:  Investments in Equity Affiliates and Related Receivables

The Company has various investments accounted for under the equity method. The following table includes the Company’s percentage ownership interest and the carrying value of its investments and related receivables as of the indicated dates (dollars in thousands):

	Percentage ownership as of
	December 31,		December 31,
	2005	2004	2005	2004

Century/ML Cable	0%	50%	$—	$243,896
Other	various	various	6,937	8,341
Investments in equity affiliates and related receivables			$6,937	$252,237

The Company’s share of losses of its equity affiliates, including excess basis amortization and write-downs to reflect other-than-temporary declines in value, was $588,000, $7,926,000 and $2,826,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Century/ML Cable

Century/ML Cable owned and operated cable systems located in Puerto Rico. Century/ML Cable was a joint venture between ML Media and Century. As both Century and ML Media had substantial participatory rights in the management of Century/ML Cable, the Company used the equity method to account for its investment in Century/ML Cable until September 30, 2002, when Century/ML Cable filed a voluntary petition to reorganize under Chapter 11 of the Bankruptcy Code. This bankruptcy proceeding is administered separately from that of the Debtors. Following the Chapter 11 filing, the Company suspended the use of the equity method and began to carry its investment in Century/ML Cable at cost. The Company evaluated its investment in Century/ML Cable for an other-than-temporary decline in fair value below the cost basis in accordance with its policy and concluded that the estimated fair value exceeded its cost basis.

On June 3, 2005, Century entered into the IAA, pursuant to which Century and ML Media agreed to sell their interests in Century/ML Cable for $520,000,000 (subject to potential purchase price adjustments as defined in the IAA) to San Juan Cable. On August 9, 2005, Century/ML Cable filed the Century/ML Plan and the related Century/ML Disclosure Statement with the Bankruptcy Court. On August 18, 2005, the Bankruptcy Court approved the Century/ML Disclosure Statement. On September 7, 2005, the Bankruptcy Court confirmed the Century/ML Plan, which is designed to satisfy the conditions of the IAA with San Juan

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Cable and provides that all third party claims will either be paid in full or assumed by San Juan Cable under the terms set forth in the IAA. On October 31, 2005, the Century/ML Sale was consummated and the Century/ML Plan became effective.

The preliminary purchase price paid by San Juan Cable in connection with the Century/ML Sale was approximately $519,000,000 plus a working capital adjustment of $82,735,000. The purchase price is subject to certain adjustments, including a review of the working capital adjustment, the Operating Cash Flow (as defined in the IAA) for the twelve months prior to the Century/ML Sale and the number of basic subscribers. In connection with the Century/ML Sale, $25,000,000 of the purchase price was deposited into an indemnity escrow account to indemnify San Juan Cable against any misrepresentation or breach of warranty, covenant or agreement by Century/ML Cable and $13,500,000 of the purchase price was deferred and is subject to offset to the extent of any additional tax liabilities owed by Century/ML Cable for periods prior to the Century/ML Sale. In addition, $35,626,000 of the purchase price was deposited into an account jointly held in the name of Century and ML Media to fund the obligations of Century/ML Cable that were not assumed by San Juan Cable (the “Century/ML Cable Account”). Century and ML Media have each received proceeds of $263,770,000 from the Century/ML Sale that were placed in escrow for the benefit of each party pending the resolution of the litigation among Adelphia, Century, Highland, Century/ML Cable and ML Media. Subsequent to the closing of the Century/ML Sale, Century and ML Media each received $5,000,000 of proceeds from the Century/ML Cable Account which were placed in their respective escrow accounts. ML Media may elect to receive a distribution of up to $70,000,000 from the proceeds of the Century/ML Sale. In the event that ML Media elects to receive a distribution, Century is entitled to receive a distribution of the same amount from its escrow. As of December 31, 2005, ML Media and Century had each received a distribution of $10,000,000 from their respective escrow accounts. The Company recognized a gain of $47,234,000 on the Century/ML Sale. Such gain is included in other income (expense), net in the accompanying consolidated statement of operations for the year ended December 31, 2005.

On January 14, 2006, Century and ML Media submitted an adjustment certificate to San Juan Cable seeking additional proceeds of $4,321,000. On February 13, 2006, Century and ML Media received a notice from San Juan Cable rejecting the adjustment certificate and requesting additional proceeds of $50,000,000 from Century and ML Media. The parties are in discussions regarding the various proposed adjustments. The Company does not believe that the resolution of this matter will have a material impact to the Company’s financial condition or results of operations.

The Company provided management, programming and record keeping services to Century/ML Cable through October 31, 2005. In connection with the December 2001 execution of the Recap Agreement among Century/ML Cable, ML Media and one of the Rigas Family Entities, the parties agreed to increase the management fees from 5% to 10% of Century/ML Cable’s revenue plus reimbursable expenses. In June 2003, the management fees charged to Century/ML Cable were reduced to 5% of Century/ML Cable’s revenue plus reimbursable expenses in connection with the Debtors’ rejection of the Recap Agreement. The Company has provided reserves against any management fees charged in excess of 5%. After deducting reserves, the net Century/ML Cable management fees included as a reduction of selling, general and administrative expenses in the Company’s accompanying statements of operations were $3,687,000, $4,200,000 and $4,053,000 during 2005, 2004 and 2003, respectively. At December 31, 2004, the Company had a $23,442,000 receivable from Century/ML Cable for management fees, programming costs and other amounts paid on behalf of Century/ML Cable which was included with the Company’s investment in Century/ML Cable in the foregoing table.

As further described in Note 16, ML Media and Adelphia are engaged in litigation regarding the Recap Agreement and other matters. Neither the Century/ML Sale nor the effectiveness of the Century/ML Plan resolves the pending litigation among Adelphia, Century, Highland, Century/ML Cable and ML Media.

Note 9:  Impairment of Long-Lived Assets

A summary of impairment charges for long-lived assets is set forth below (amounts in thousands):

	Year ended December 31,
	2005	2004	2003

Property and equipment (a)	$—	$—	$17,000
Intangible assets - Franchise rights (b)	23,063	83,349	641
Impairment of long-lived assets	$23,063	$83,349	$17,641

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

(b)       Intangible Assets – Franchise Rights

Pursuant to SFAS No. 142, the Company, as a result of its annual impairment test, recorded additional impairments of $23,063,000, $83,349,000 and $641,000 in 2005, 2004 and 2003, respectively, related to franchise rights. These impairments were primarily driven by subscriber losses. No events occurred during 2005, 2004 or 2003 that would require additional impairment tests to be performed.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 10:  Debt

The carrying value of the Company’s debt is summarized below for the indicated periods (amounts in thousands):

	December 31,
	2005	2004
Parent and subsidiary debt:
Secured:
Second Extended DIP Facility (a)	$851,352	$627,176
Capital lease obligations	17,546	39,657
Unsecured other subsidiary debt	286	912
Parent and subsidiary debt	$869,184	$667,745

Liabilities subject to compromise:
Parent debt — unsecured: (b)
Senior notes	$4,767,565	$4,767,565
Convertible subordinated notes (c)	1,992,022	1,992,022
Senior debentures	129,247	129,247
Pay-in-kind notes	31,847	31,847
Total parent debt	6,920,681	6,920,681

Subsidiary debt:
Secured:
Notes payable to banks	2,240,313	2,240,313
Unsecured:
Senior notes	1,105,538	1,105,538
Senior discount notes	342,830	342,830
Zero coupon senior discount notes	755,031	755,031
Senior subordinated notes	208,976	208,976
Other subsidiary debt	121,424	121,523
Total subsidiary debt	4,774,112	4,774,211

Deferred financing fees (d)	(134,208)	(134,208)

Parent and subsidiary debt before Co-Borrowing Facilities (Note 2)	$11,560,585	$11,560,684

Co-Borrowing Facilities (e) (Note 2)	$4,576,375	$4,576,375

Due to the commencement of the Chapter 11 proceedings and the Company’s failure to comply with certain financial covenants, the Company is in default on substantially all of its pre-petition debt obligations. Except as otherwise may be determined by the Bankruptcy Court, the automatic stay protection afforded by the Chapter 11 proceedings prevents any action from being taken against any of the Debtors with regard to any of the defaults under the pre-petition debt obligations. With the exception of the Company’s capital lease obligations and a portion of other subsidiary debt, all of the pre-petition obligations are classified as liabilities subject to compromise in the accompanying consolidated balance sheets. For additional information, see Note 2.

(a) Second Extended DIP Facility

In connection with the Chapter 11 filings, Adelphia and certain of its subsidiaries (the “Loan Parties”) entered into the $1,500,000,000 DIP Facility. On May 10, 2004, the Loan Parties entered into the $1,000,000,000 First Extended DIP Facility, which superseded and replaced, in its entirety, the DIP Facility. On February 25, 2005, the Loan Parties entered into the $1,300,000,000 Second Extended DIP Facility, which superseded and replaced in its entirety the First Extended DIP Facility. The Second Extended DIP Facility was approved by the Bankruptcy Court on February 22, 2005 and closed on February 25, 2005.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Second Extended DIP Facility was to mature upon the earlier of March 31, 2006 or the occurrence of certain other events, as described in the Second Extended DIP Facility. The Second Extended DIP Facility consisted of an $800,000,000 Tranche A Loan (including a $500,000,000 letter of credit subfacility) and a $500,000,000 Tranche B Loan. The proceeds from the borrowings under the Second Extended DIP Facility were permitted to be used for general corporate purposes and investments, as defined in the Second Extended DIP Facility. The Second Extended DIP Facility was secured with a first priority lien on all of the Loan Parties’ unencumbered assets, a priming first priority lien on all assets of the Loan Parties securing their pre-petition bank debt and a junior lien on all other assets of the Loan Parties. The applicable margin on loans extended under the Second Extended DIP Facility was 1.25% per annum (1.50% under the First Extended DIP Facility) in the case of Alternate Base Rate loans and 2.25% per annum (2.50% under the First Extended DIP Facility) in the case of Adjusted London interbank offered rate (“LIBOR”) loans. In addition, under the Second Extended DIP Facility, the commitment fee with respect to the unused portion of the Tranche A Loan was 0.50% per annum (a range of 0.50% to 0.75%, depending upon the unused balance of the Tranche A Loan under the First Extended DIP Facility).

In connection with the closing of the Second Extended DIP Facility, on February 25, 2005, the Loan Parties borrowed an aggregate of $578,000,000 thereunder, and used all such proceeds and a portion of available cash and cash equivalents to repay all of the indebtedness outstanding under the First Extended DIP Facility, including accrued and unpaid interest and certain fees and expenses. In addition, all of the participations in the letters of credit outstanding under the First Extended DIP Facility were transferred to certain lenders under the Second Extended DIP Facility.

The terms of the Second Extended DIP Facility contained certain restrictive covenants, which included limitations on the ability of the Loan Parties to: (i) incur additional guarantees, liens and indebtedness; (ii) sell or otherwise dispose of certain assets; and (iii) pay dividends or make other distributions or payments with respect to any shares of capital stock, subject to certain exceptions set forth in the Second Extended DIP Facility. The Second Extended DIP Facility also required compliance with certain financial covenants with respect to operating results and capital expenditures.

From time to time, the Loan Parties and the DIP lenders entered into certain amendments to the terms of the Second Extended DIP Facility. In addition, from time to time, the Company received waivers to prevent or cure certain defaults under the Second Extended DIP Facility. These waivers and amendments were effective through the maturity date of the Second Extended DIP Facility.

On March 9, 2005 and December 30, 2005, certain Loan Parties cash collateralized certain letters of credit outstanding under the Second Extended DIP Facility in connection with the consummation of certain asset sales. On May 27, 2005 and July 6, 2005, certain Loan Parties made mandatory prepayments of principal on the Second Extended DIP Facility in connection with the consummation of certain asset sales. As a result, the total commitment of the entire Second Extended DIP Facility was reduced to $1,271,220,000, with the total commitment of the Tranche A Loan being reduced to $771,888,000. As of December 31, 2005, $352,020,000 under the Tranche A Loan has been drawn and letters of credit totaling $81,605,000 have been issued under the Tranche A Loan, leaving availability of $338,263,000 under the Tranche A Loan. Furthermore, as of December 31, 2005, the entire $499,332,000 under the Tranche B Loan has been drawn.

Third Extended DIP Facility

On March 17, 2006, the Loan Parties entered into the $1,300,000,000 Third Extended DIP Facility, which supersedes and replaces in its entirety the Second Extended DIP Facility. The Third Extended DIP Facility was approved by the Bankruptcy Court on March 16, 2006, and closed on March 17, 2006. Except as set forth below, the material terms and conditions of the Third Extended DIP Facility are substantially identical to the material terms and conditions of the Second Extended DIP Facility, including the covenants and collateral securing the Third Extended DIP Facility.

The Third Extended DIP Facility generally matures upon the earlier of August 7, 2006 or the occurrence of certain other events, as described in the Third Extended DIP Facility. The Third Extended DIP Facility is comprised of an $800,000,000 Tranche A Loan (including a $500,000,000 letter of credit subfacility) and a $500,000,000 Tranche B Loan. The proceeds from borrowings under the Third Extended DIP Facility are permitted to be used for general corporate purposes and investments, as defined in the Third Extended DIP Facility. The Third Extended DIP Facility is secured with a first priority lien on all of the Loan Parties’ unencumbered assets, a priming first priority lien on all assets of the Loan Parties securing their pre-petition bank debt and a junior lien on all other assets of the Loan Parties. The applicable margin on loans extended under the Third Extended DIP Facility was reduced (when compared to the Second Extended DIP Facility) to 1.00% per annum in the case of Alternate Base Rate loans and 2.00% per annum in the case of Adjusted LIBOR rate loans, and the commitment fee with respect to the unused portion of the Tranche A Loan is 0.50% per annum (which is the same fee that was charged under the Second Extended DIP Facility).

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In connection with the closing of the Third Extended DIP Facility, on March 17, 2006, the Loan Parties borrowed an aggregate of $916,000,000 thereunder, and used all such proceeds and a portion of available cash and cash equivalents to repay all of the indebtedness, including accrued and unpaid interest and certain fees and expenses, outstanding under the Second Extended DIP Facility. In addition, all of the participations in the letters of credit outstanding under the Second Extended DIP Facility were transferred to certain lenders under the Third Extended DIP Facility.

 (b) Parent Debt

All debt of Adelphia is structurally subordinated to the debt of its subsidiaries such that the assets of an indebted subsidiary are used to satisfy the applicable subsidiary debt before being applied to the payment of parent debt.

(c) Convertible Subordinated Notes

The convertible subordinated notes include: (i) $1,029,876,000 aggregate principal amount of 6% convertible subordinated notes; (ii) $975,000,000 aggregate principal amount of 3.25% convertible subordinated notes; and (iii) unamortized discounts aggregating $12,854,000. Prior to the Forfeiture Order, the Other Rigas Entities held $167,376,000 aggregate principal amount of the 6% notes and $400,000,000 aggregate principal amount of the 3.25% notes. The terms of the 6% notes and 3.25% notes provide for the conversion of such notes into Class A Common Stock (Class B Common Stock in the case of notes held by the Other Rigas Entities) at the option of the holder any time prior to maturity at an initial conversion price of $55.49 per share and $43.76 per share, respectively.

Pursuant to the Forfeiture Order, all right, title and interest of the Rigas Family and Rigas Family Entities in any securities of the Company were forfeited to the United States on or about June 8, 2005, and such securities are expected to be conveyed to the Company (subject to completion of forfeiture proceedings before a federal judge to determine if there are any superior claims) in furtherance of the Non-Prosecution Agreement. The Company will recognize the benefits of such conveyance when it occurs. For additional information, see Note 16.

 (d)  Deferred Financing Fees

Pursuant to the requirements of SOP 90-7, deferred financing fees related to pre-petition debt have been included in liabilities subject to compromise as an adjustment of the net carrying value of the related pre-petition debt and are no longer being amortized. Amortization of deferred financing fees related to pre-petition debt obligations was terminated effective on the Petition Date.

(e) Co-Borrowing Facilities

The Co-Borrowing Facilities represent the aggregate amount outstanding pursuant to three separate Co-Borrowing Facilities dated May 6, 1999, April 14, 2000 and September 28, 2001. Each co-borrower is jointly and severally liable for the entire amount of the indebtedness under the applicable Co-Borrowing Facility regardless of whether that co-borrower actually borrowed that amount under such Co-Borrowing Facility. All amounts outstanding under Co-Borrowing Facilities at December 31, 2005 and December 31, 2004 represent pre-petition liabilities that have been classified as liabilities subject to compromise in the accompanying consolidated balance sheets. Collection of amounts outstanding under the Co-Borrowing Facilities from the Rigas Co-Borrowing Entities has not been stayed and actions may be taken to collect such borrowings from the Rigas Co-Borrowing Entities.

The table below sets forth amounts outstanding for the Co-Borrowing Facilities at December 31, 2005 and December 31, 2004 (amounts in thousands):

Co-Borrowing
Facilities
Attributable to Rigas Co-Borrowing Entities	$2,846,156
Attributable to non-Rigas Co-Borrowing Entities	1,730,219
Total included as debt of the Company	$4,576,375

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Other Debt Matters

The fair value, as determined using third party quoted market prices or rates available for debt with similar terms and maturities, and weighted average interest rate of the Company’s debt, including the Company’s pre-petition debt, is summarized below as of the indicated periods (dollars in thousands):

	2005	2004	2003

Fair value	$12,965,446	$15,585,467	$14,611,503

Weighted average interest rate	8.33%	7.49%	7.02%

The table below sets forth the contractual principal maturities, without consideration for default provisions, of the Company’s debt. Such maturities exclude net discounts of $311,326,000 and deferred financing fees of $134,208,000 (amounts in thousands):

2006 and prior years	$7,714,191
2007	$2,131,712
2008	$1,617,550
2009	$2,598,925
2010	$2,314,300
2011 and thereafter	$1,075,000

The foregoing maturities and interest rates include significant pre-petition obligations, which as discussed below, are stayed and any action taken with regard to defaults under the pre-petition debt obligations is prevented. Therefore, these commitments do not reflect actual cash outlays in future periods.

Interest Rate Derivative Agreements

At the Petition Date, all of the Company’s derivative financial instruments had been settled or have since been settled except for one fixed rate swap, one variable rate swap and one interest rate collar. As the settlement of the remaining derivative financial instruments will be determined by the Bankruptcy Court, the $3,486,000 fair value of the liability associated with the derivative financial instruments at the Petition Date has been classified as a liability subject to compromise in the accompanying consolidated balance sheets.

Note 11:  Redeemable Preferred Stock

13% Cumulative Exchangeable Preferred Stock

On July 7, 1997, Adelphia issued 1,500,000 shares of Series A 13% Cumulative Exchangeable Preferred Stock due July 15, 2009 (“Series A Preferred Stock”). The Series A Preferred Stock, which was exchanged in November 1997 for Series B 13% Cumulative Exchangeable Preferred Stock due July 15, 2009 (“Series B Preferred Stock”), had an aggregate liquidation preference of $150,000,000 on the date of issuance and was recorded net of issuance costs of $2,025,000. Upon exchange, the shares of Series A Preferred Stock were returned to their original status of authorized but unissued preferred stock. Dividends are payable semi-annually at 13% of the liquidation preference of the outstanding Series B Preferred Stock. Dividends are payable in cash with any accumulated unpaid dividends bearing interest at 13% per annum. The Series B Preferred Stock ranks junior in right of payment to all indebtedness of Adelphia. Adelphia has the right to redeem, at its option, all or a portion of the Series B Preferred Stock at redemption prices that begin at 106.5% of the liquidation preference thereof on July 15, 2002 and decline to 100% of the liquidation preference thereof on July 15, 2008. Adelphia is required to redeem all of the shares of the Series B Preferred Stock outstanding on July 15, 2009 at a redemption price equal to 100% of the liquidation preference thereof. Any redemption of the Series B Preferred Stock would require the payment, without duplication, of all accumulated and unpaid dividends and interest to the date of redemption. The Series B Preferred Stock provides for voting rights in certain circumstances and contains restrictions and limitations

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

on: (i) dividends and certain other payments and investments; (ii) indebtedness; (iii) mergers and consolidations; and (iv) transactions with affiliates.

Adelphia may, at its option, on any dividend payment date, exchange in whole or in part (subject to certain restrictions), the then outstanding shares of Series B Preferred Stock for 13% Senior Subordinated Exchange Debentures due July 15, 2009 which have provisions consistent with the provisions of the preferred stock. As a result of the filing of the Debtor’s Chapter 11 Cases, the Company, as of the Petition Date, discontinued accruing dividends on all of its preferred stock issuances. For additional information, see Note 2. The Series B Preferred Stock and the related accrued dividends are classified as a liability subject to compromise in the accompanying consolidated balance sheets.

Note 12:  Stockholders’ Deficit

Common Stock

The Certificate of Incorporation of Adelphia authorizes two classes of $0.01 par value common stock, Class A Common Stock and Class B Common Stock. Holders of Class A Common Stock and Class B Common Stock vote as a single class on all matters submitted to a vote of the stockholders, with each share of Class A Common Stock entitled to one vote and each share of Class B Common Stock entitled to ten votes, except as described below with respect to the election of one director by the holders of Class A Common Stock, and as otherwise provided by law. In the annual election of directors, the holders of Class A Common Stock voting as a separate class are entitled to elect one of Adelphia’s directors. In addition, each share of Class B Common Stock is convertible into a share of Class A Common Stock at the option of the holder. In the event a cash dividend is paid, the holders of Class A Common Stock will be paid 105% of the amount payable per share for each share of Class B Common Stock. Upon liquidation, dissolution or winding up of Adelphia, the holders of Class A Common Stock are entitled to a preference of $1.00 per share and the amount of all unpaid declared dividends thereon from any funds available after satisfying the liquidation preferences of preferred securities, debt instruments and other senior claims on Adelphia’s assets. After such amount is paid, holders of Class B Common Stock are entitled to receive $1.00 per share and the amount of all unpaid declared dividends thereon. Any remaining amount would then be shared ratably by both classes. As of December 31, 2005, there were 74,635,728 shares of Class A Common Stock and 12,159,768 shares of Class B Common Stock reserved for issuance pursuant to conversion rights of certain of the Company’s debt and preferred stock instruments and exercise privileges under outstanding stock options. In addition, one share of Class A Common Stock is reserved for each share of Class B Common Stock.

Outstanding shares of common stock are as follows for the indicated periods:

	Class A Common Stock	Class B Common Stock

Outstanding shares, January 1, 2003	228,692,239	25,055,365
Issuances	175	—
Outstanding shares, December 31, 2003	228,692,414	25,055,365
Outstanding shares, December 31, 2004	228,692,414	25,055,365
Outstanding shares, December 31, 2005	228,692,414	25,055,365

Preferred Stock

General. Adelphia was authorized to issue 50,000,000 shares of $0.01 par value preferred stock at December 31, 2005, including: (i) 1,500,000 shares of Series A Preferred Stock, all of which were exchanged for Series B Preferred Stock in 1997; (ii) 1,500,000 shares of Series B Preferred Stock, all of which were issued and outstanding at December 31, 2005; (iii) 20,000 shares of 8 1/8% Series C Cumulative Convertible Preferred Stock (“Series C Preferred Stock”), none of which were outstanding at December 31, 2005; (iv) 2,875,000 shares of Series D Preferred Stock, all of which were issued and outstanding at December 31, 2005; (v) 15,800,000 shares of Series E Preferred Stock, 13,800,000 of which were issued and outstanding at December 31, 2005; and (vi) 23,000,000 shares of Series F Preferred Stock, all of which were issued and outstanding at December 31, 2005.

With respect to dividend distributions and distributions upon liquidation: (i) all series of Adelphia’s preferred stock rank junior to debt instruments and other claims on Adelphia’s assets; (ii) the Series B Preferred Stock ranks senior to the Series D Preferred Stock; (iii) the Series D Preferred Stock ranks senior to the Series E Preferred Stock and Series F Preferred Stock; (iv) the Series E Preferred Stock ranks equally with the Series F Preferred Stock; and (v) all series of preferred stock rank senior to the Class A Common Stock and Class B Common Stock. Although the certificate of designation relating to the Series D Preferred Stock

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

indicates that the Series D Preferred Stock ranks equally with the Series B Preferred Stock, the Company has not been able to locate the consent that would have been required to have been obtained from the holders of the Series B Preferred Stock for this to be the case.

As a result of the filing of the Debtors’ Chapter 11 Cases, Adelphia, as of the Petition Date, discontinued accruing dividends on all of its outstanding preferred stock. Had the Debtors not filed voluntary petitions under Chapter 11, the total annual dividends that Adelphia would have accrued on all series of its preferred stock during each of 2005, 2004 and 2003 would have been $120,125,000.

The certificates of designation relating to the Series B Preferred Stock, Series D Preferred Stock, Series E Preferred Stock and Series F Preferred Stock provide for voting rights in certain limited circumstances.

The terms of the Series B Preferred Stock are discussed in Note 11, and the terms of the Series D, Series E and Series F Preferred Stock are discussed below.

Series D Preferred Stock. The Series D Preferred Stock accrues dividends at a rate of 5 1/2% per annum, has an aggregate liquidation preference of $575,000,000 and is convertible at any time into 7,059,546 shares of Class A Common Stock. The conversion ratio is subject to adjustment in certain circumstances.

Series E Preferred Stock. The Series E Preferred Stock accrues dividends at a rate of 7 1/2% per annum, has an aggregate liquidation preference of $345,000,000, subject to adjustment, and is convertible at any time into shares of the Company’s Class A Common Stock at $25.37 per share or 13,598,700 shares. All outstanding shares of Series E Preferred Stock were scheduled to be converted into shares of Class A Common Stock on November 15, 2004, at the then applicable conversion ratio. The conversion ratio is based upon the prior 20-day average market price of the Company’s Class A Common Stock, subject to a minimum of 13,598,700 shares and a maximum of 16,046,500 shares at average market prices above $25.37 per share or below $21.50 per share, respectively. Adelphia has entered into several stipulations postponing, to the extent applicable, the conversion date of both the Series E Preferred Stock and the Series F Preferred Stock. As a result of the continuing impact of the June 2002 bankruptcy filing on the Company’s common stock price, the Company expects that the Series E Preferred Stock would convert into the maximum number of Class A Common Stock shares into which the Series E Preferred Stock may be converted, to the extent such conversion was not stayed by the commencement of the Chapter 11 Cases. Accordingly, the Company recognized a beneficial conversion feature of $2,553,500 based upon the expected $21.50 per share conversion price on its Series E Preferred Stock. Such deemed dividend has been allocated from the preferred stock carrying value to additional paid-in capital and has been accreted, on the interest method, through February 1, 2005. The accretion of the beneficial conversion feature was $77,000, $1,059,000, $960,000 in 2005, 2004 and 2003, respectively, and has been recorded as part of net loss applicable to common stockholders in the accompanying consolidated statements of operations.

Series F Preferred Stock. On January 22, 2002, and in a related transaction on February 7, 2002, Adelphia issued 23,000,000 shares of Series F Preferred Stock with a liquidation preference of $575,000,000, subject to adjustment. The Series F Preferred Stock accrues dividends at a rate of 7 1/2% per annum and is convertible at any time into shares of the Company’s Class A Common Stock at $29.99 per share or 19,172,800 shares. All outstanding shares of Series F Preferred Stock were scheduled to be converted into shares of Class A Common Stock on February 1, 2005, at the then applicable conversion ratio. The conversion ratio is based upon the prior 20-day average market price of the Company’s Class A Common Stock, subject to a minimum of 19,172,800 shares and a maximum of 22,818,300 shares at average market prices above $29.99 per share or below $25.20 per share, respectively. Adelphia has entered into several stipulations postponing, to the extent applicable, the conversion date of both the Series E Preferred Stock and the Series F Preferred Stock. As a result of the continuing impact of the June 2002 bankruptcy filing on the Company’s common stock price, the Company expects that the Series F Preferred Stock would convert into the maximum number of Class A Common Stock shares into which the Series F Preferred Stock is convertible. Accordingly, the Company recognized a beneficial conversion feature of $16,866,000 based upon the expected $25.20 per share conversion price on its Series F Preferred Stock. Such deemed dividend has been allocated from the preferred stock carrying value to additional paid-in capital and is being accreted, on the interest method, through February 1, 2005. The accretion of the beneficial conversion feature was $506,000, $6,948,000 and $6,357,000 in 2005, 2004 and 2003, respectively, and has been recorded as part of net loss applicable to common stockholders in the accompanying consolidated statements of operations.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 13:  Stock Compensation and Employee Benefit Plans

1998 Adelphia Long-Term Incentive Compensation Plan

During October 1998, Adelphia adopted its 1998 Long-Term Incentive Compensation Plan (the “1998 Plan”). The 1998 Plan, which was approved by the Adelphia stockholders, provides for the granting of: (i) options which qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code; (ii) options which do not so qualify; (iii) share awards (with or without restriction on vesting); (iv) stock appreciation rights; and (v) stock equivalent awards or phantom units. The number of shares of Class A Common Stock authorized for issuance under the 1998 Plan is 7,500,000. Options, awards and units may be granted under the 1998 Plan to directors, officers, employees and consultants of the Company. The 1998 Plan provides that incentive stock options must be granted with an exercise price of not less than the fair market value of the underlying Class A Common Stock on the date of grant. Options outstanding under the 1998 Plan may be exercised by paying the exercise price per share through various alternative settlement methods. Certain options granted under the 1998 Plan vested immediately and others vest over periods of up to four years. Generally, options were granted with a purchase price equal to the fair value of the shares to be purchased as of the date of grant and the options had a maximum term of ten years. Since 2001, no awards have been granted pursuant to the 1998 Plan and the Company does not intend to grant any new awards pursuant to the 1998 Plan.

The following table summarizes the Company’s stock option activity:

	2005		2004		2003
	Options	WAEP*	Options	WAEP*	Options	WAEP*

Options outstanding, beginning of year	304,646	$42.90	314,374	$42.83	696,663	$48.28
Exercised	—	—	—	—	—	—
Cancelled	(277,250)	43.30	(9,728)	40.51	(382,289)	52.77
Options outstanding, end of year	27,396	$38.89	304,646	$42.90	314,374	$42.83
Exercisable at end of year	27,396	$38.89	292,646	$42.85	278,587	$42.65

*WAEP represents weighted average exercise price.

The following table summarizes information about the Company’s outstanding stock options at December 31, 2005:

	Options outstanding and exercisable
Exercise price per share	Number of shares	Weighted average remaining contractual life (years)	WAEP* per share

$8.68	4,146	3.5	$8.68
44.25	23,250	5.1	44.25
	27,396	4.8	$38.89

*WAEP represents weighted average exercise price.

401(k) Employee Savings Plan

The Company sponsors a tax-qualified retirement plan governed by Section 401(k) of the Internal Revenue Code, which provides that eligible full-time employees may contribute up to 25% of their pre-tax compensation subject to certain limitations. For 2003, the Company made matching contributions not exceeding the lesser of $750 or 1.5% of each participant’s pre-tax compensation. Effective January 1, 2004, the Company’s matching contribution was increased to 100% of the first 3% and 50% of the next 2% of each participant’s pre-tax compensation. The Company recognized expense of $13,940,000, $13,941,000 and $4,294,000 during 2005, 2004 and 2003, respectively related to these contributions.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Short-Term Incentive Plan

The Company maintains a short-term incentive plan (the “STIP”), which is a calendar-year program that provides for the payment of annual bonuses to certain employees of the Company based upon the satisfaction of qualitative and quantitative metrics, as approved by the Compensation Committee of the Board. In general, in addition to certain general/area managers, full-time employees with a title of director and above, including certain of the Company’s named executive officers, are eligible to participate in the STIP. For 2005, 2004 and 2003, approximately 320, 350 and 300 employees, respectively, participated in the STIP. Target awards under the STIP are based on a percentage of each participant’s base pay. Subject to the execution of a general release, in the event that an employee’s employment with the Company is terminated by the Company for any reason other than for cause (as determined by the plan administrator), such employee will be entitled to a pro rata portion paid at target of his or her STIP award for the year in which the termination occurs. The Company recognized expense of $12,291,000, $9,614,000 and $7,353,000 during 2005, 2004 and 2003, respectively, related to the STIP.

Performance Retention Plan

The Company maintains the amended and restated Performance Retention Plan (the “PRP”), which serves to replace equity-based long-term incentive plans previously maintained by the Company and to encourage key employees to remain with the Company by providing annual cash incentive awards based on the Company’s performance during a particular year. Adelphia’s CEO and COO do not participate in the PRP. Target awards range from 25% to 200% of a participant’s base salary, and the amount of each award is dependent on the Company’s achievement of certain financial targets. Initial awards vest in 36 monthly installments starting at the end of each month one year following the month in which the participant begins participation in the PRP. Subsequent awards vest in 36 monthly installments starting as of January 31 of the year immediately following the plan year in which the award was granted. The PRP provides that, in the event of a Change in Control (as defined in the PRP), all awards (both vested and unvested) will be paid in cash on the date of such consummation of the Change in Control. Following a change in control, the unvested portion of all awards will be paid based on either the value established for each annual grant based on performance or 100% achievement of any unvalued grants. The Company recognized expense of $9,752,000, $6,499,000 and $2,323,000 during 2005, 2004 and 2003, respectively, related to the PRP.

Key Employee Retention Programs

On September 21, 2004, the Bankruptcy Court entered orders authorizing the Debtors to implement and adopt the Adelphia Communications Corporation Key Employee Continuity Program (as amended, the “Stay Plan”) and the Adelphia Communications Corporation Sale Bonus Program (as amended, the “Sale Plan”). On April 20, 2005, the Bankruptcy Court entered an order authorizing the Debtors to implement and adopt the Adelphia Communications Corporation Executive Vice President Continuity Program (the “EVP Stay Plan” and, together with the Stay Plan and the Sale Plan, the “Continuity Program”), and authorized the Executive Vice Presidents’ participation in the Sale Plan (the “EVP KERP Order”). The Continuity Program is designed to motivate certain employees (including our named executive officers, other than the CEO and COO) to remain with the Company.

With respect to the Continuity Program, in the event that a Change in Control (as defined in the EVP Stay Plan, the Stay Plan and the Sale Plan) occurs and all of the bonuses under the Continuity Program are paid, the total cost of the Continuity Program could be approximately $33,700,000 (including approximately $1,400,000 payable under the EVP Stay Plan, $9,400,000 paid under the Stay Plan during 2005, $19,900,000 payable under the Sale Plan (including $1,850,000 payable to certain Executive Vice Presidents under the Sale Plan pursuant to the EVP KERP Order) and a $3,000,000 pool from which the CEO of Adelphia may grant additional stay or sale bonuses, of which $761,000 was paid as stay bonuses during 2005).

EVP Stay Plan. Subject to the terms of the EVP Stay Plan, certain employees of the Company with the title of Executive Vice President are participants in the EVP Stay Plan and are eligible to receive a cash payment in the form of a bonus if, subject to certain limited exceptions, the participants continue their active employment with the Company from the date such participants are notified in writing that they have been selected for coverage under the EVP Stay Plan until immediately prior to the date on which a Change in Control (as defined in the EVP Stay Plan) occurs. The CEO establishes the amount of each participant’s stay bonus, subject to the approval of the Compensation Committee of the Board. During the year ended December 31, 2005, the Company recognized expense of $1,026,000 related to the EVP Stay Plan.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Stay Plan. Subject to the terms of the Stay Plan, certain employees of the Company (other than employees who participate in the EVP Stay Plan) received cash payments in 2005 in the form of bonuses for their continued active employment with the Company. The CEO establishes the amount of each participant’s stay bonus, subject to the approval of the Compensation Committee of the Board. The Company recognized expense of $6,891,000 and $3,302,000 during 2005 and 2004, respectively, related to the Stay Plan and additional stay bonuses.

Sale Plan. Under the terms of the Sale Plan, certain employees of the Company may be eligible to receive cash payments in the form of a bonus if, subject to certain limited exceptions, the participants continue their active employment with the Company or its successors until, and following, a Change in Control (as defined in the Sale Plan). Generally, 50% of the bonus amount will be paid to eligible participants within 10 business days of the effective date of the Change in Control and the remaining 50% of the bonus amount will be paid to eligible participants upon a date that is within 10 business days of the six-month anniversary of such effective date. The CEO of Adelphia has selected the participants and has established the amount of each participant’s sale bonus, and the Compensation Committee has approved such amounts. During the year ended December 31, 2005, the Company recognized expense of $16,003,000 related to the Sale Plan and additional sale bonuses.

Amended and Restated Severance Program

Certain employees of the Company are currently afforded severance benefits either pursuant to Adelphia’s existing severance plan, the Amended and Restated Adelphia Communications Corporation Severance Plan (the “Severance Plan”), or pursuant to an existing employment agreement with the Company (each an “Existing Employment Agreement”). Except for certain limited exceptions, all full-time employees of Adelphia and certain affiliates that do not have Existing Employment Agreements are covered by the Severance Plan, which provides for severance pay in the event of certain involuntary employment terminations without “Cause” (as defined in the Severance Plan). The severance benefits pursuant to the Severance Plan and the Existing Employment Agreements could cost the Company a maximum of $9,973,000, consisting of severance benefits, healthcare continuation and relocation reimbursement expenses), if each Director-level employee, vice president (“VP”) and senior vice president (“SVP”) were to be involuntarily separated from the Company and all eligible VPs and SVPs qualified for the maximum amount of relocation reimbursement. Adelphia’s CEO, COO and EVPs are not eligible to participate in the Severance Plan. During the year ended December 31, 2005, the Company recognized expense of $5,043,000 related to the Severance Plan.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 14:  Income Taxes

The Company files a consolidated federal income tax return with all of its 80%-or-more-owned subsidiaries. Consolidated subsidiaries in which the Company owns less than 80% each file a separate income tax return. The components of income tax (expense) benefit are as follows (amounts in thousands):

	Year ended December 31,
	2005	2004	2003
Current:
Federal	$1,346	$—	$—
State	6,316	8,796	8,468
Deferred:
Federal	(93,843)	(5,146)	(110,889)
State	(13,613)	(764)	(15,549)
Income tax (expense) benefit	$(99,794)	$2,886	$(117,970)

The income tax expense of certain of the Rigas Co-Borrowing Entities which are subject to income tax has been included above. All other Rigas Co-Borrowing Entities are flow-through entities for tax purposes and the items of income and expense are included in the taxable income of unrelated parties. Also, no deferred tax assets or liabilities are recorded for these entities.

Income tax (expense) benefit is attributed to the following (amounts in thousands):

	Year ended December 31,
	2005	2004	2003

Income (loss) from continuing operations before cumulative effects of accounting changes	$(100,349)	$2,843	$(117,378)
Other comprehensive income (loss)	555	43	(592)
Income tax (expense) benefit	$(99,794)	$2,886	$(117,970)

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Significant components of the Company’s net deferred tax liability are as follows (amounts in thousands):

	December 31,
	2005	2004

Deferred tax liabilities:
Property and equipment	$(251,117)	$(433,035)
Intangible assets other than goodwill	(834,858)	(702,013)
Interest expense not accrued due to bankruptcy filing	(1,085,043)	(705,322)
Investments	—	(39,962)
	(2,171,018)	(1,880,332)

Deferred tax assets:
Net operating loss (“NOL”) carryforwards	4,458,634	4,187,286
Provision for uncollectible amounts due from the Rigas Family and Rigas Family Entities	896,917	891,174
Reorganization expenses due to bankruptcy	103,439	62,289
Deferred programming launch incentives	29,363	42,341
Goodwill with tax basis	321,007	356,562
Capital loss carryforward	—	54,660
Government settlement	245,747	247,361
Investments	19,139	—
Other	14,123	28,846
	6,088,369	5,870,519
Valuation allowance	(4,747,892)	(4,715,603)
	1,340,477	1,154,916
Net deferred tax liability	$(830,541)	$(725,416)
Current portion of net deferred tax liability	2,994	4,065
Noncurrent portion of net deferred tax liability	(833,535)	(729,481)
Net deferred tax liability	$(830,541)	$(725,416)

The net change in the valuation allowance for deferred tax assets is as follows (amounts in thousands):

	December 31,
	2005	2004	2003

Change in valuation allowance included in income tax expense	$(33,334)	$(438,602)	$(291,168)
Rigas Co-Borrowing Entities	1,045	(1,247)	—
Total change in valuation allowance	$(32,289)	$(439,849)	$(291,168)

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

SFAS No. 109, Accounting for Income Taxes, requires that any valuation allowance established for an acquired entity’s deductible temporary differences at the date of acquisition that is subsequently recognized, first reduces goodwill and other noncurrent assets related to the acquisition and then reduces income tax expense. At December 31, 2005, the amount of the valuation allowance for which any tax benefits recognized in future periods will be allocated to reduce goodwill or other intangible assets of an acquired entity is $623,812,000.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The difference between the expected income tax (expense) benefit at the U.S. statutory federal income tax rate of 35% and the actual income tax (expense) benefit is as follows (amounts in thousands):

	Year ended December 31,
	2005	2004	2003

Expected income tax (expense) benefit at the statutory federal income tax rate	$(49,362)	$670,475	$246,948
Change in valuation allowance – federal	(96,411)	(371,196)	(287,998)
Change in valuation allowance – state	63,077	(67,406)	(3,170)
State tax (expense) benefit, net of federal (expense) benefit	(72,656)	72,394	(6,798)
Income attributable to Rigas Co-Borrowing Entities	158,792	572	—
Minority’s interest and share of losses of equity affiliates	(15,017)	(14,186)	(8,338)
Cumulative effect of accounting change due to new accounting pronouncement	—	(206,074)	—
Expiration of NOL	(83,333)	(79,942)	(61,678)
Foreign losses with no tax benefit	(4,787)	(2,089)	(2,003)
Other	(97)	338	5,067
Income tax (expense) benefit	$(99,794)	$2,886	$(117,970)

As of December 31, 2005, the Company had NOL carryforwards of approximately $11,600,000,000 and $7,905,000,000 for federal and state income tax purposes, respectively, expiring from 2006 to 2025. Consolidated subsidiaries in which the Company owns less than an 80% interest had NOL carryforwards of $89,000,000 for federal and state income tax purposes expiring from 2006 to 2024. These amounts are based on the income tax returns filed for 2004 and certain adjustments to be reflected in amended returns that are expected to be filed for the 2004 tax year and prior periods, plus 2005 tax losses. The Company expects to file amended federal and state income tax returns for 1999 through 2004. Such returns are subject to examination by federal and state taxing authorities, generally, for a period of three years after the NOL carryforward is utilized.

In the event the Debtors emerge from bankruptcy: (i) NOL carryforwards are expected to be reduced or completely eliminated by debt cancellation income that might result under the bankruptcy proceedings; (ii) other tax attributes, including the Company’s tax basis in its property and equipment, could be reduced; and (iii) a statutory ownership change, as defined in Section 382 of the Internal Revenue Code, would occur upon issuance of new common stock to claimholders pursuant to any approved plan of reorganization. This ownership change may limit the annual usage of any remaining tax attributes that were generated prior to the change of ownership. The amount of the limitation will be determinable at the time of the ownership change.

The Company believes that adequate provision has been made for tax positions that may be challenged by taxing authorities. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, the Company believes that the reserves reflect the probable outcome of known tax contingencies. Unfavorable settlement of any particular issue would require the use of cash. Favorable resolution could result in reduced income tax expense reported in the consolidated financial statements in the future. The tax reserves are presented in the balance sheet within other noncurrent liabilities. Certain tax reserve items may be settled through the bankruptcy process which could result in reduced income tax expense reported in the consolidated financial statements in the future.

The Company’s income tax (expense) benefit for the years ended December 31, 2005, 2004 and 2003 has been calculated assuming the Company will continue as a going concern and does not reflect the impact the Sale Transaction may have on the Company’s ability to utilize its NOL carryforwards or other tax attributes. If the Sale Transaction is consummated, a significant portion of the deferred tax assets will be realized and a significant portion of the valuation allowance will be released.

Note 15:  Segments

The Company’s only reportable operating segment is its “cable” segment. The cable segment includes the Company’s cable system operations (including consolidated subsidiaries, equity method investments and variable interest entities) that provide the distribution of analog and digital video programming and HSI services to customers for a monthly fee through a network of fiber optic and coaxial cables. This segment also includes the Company’s media services (advertising sales) business. Upon the adoption of FIN 46-R on January 1, 2004, the reportable cable segment also includes the operations of the Rigas Co-Borrowing Entities. See Note 5 for additional information. The reportable cable segment includes five operating regions that have been combined as one

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

reportable segment, because all of such regions have similar economic characteristics. The Company identifies reportable segments as those consolidated segments that represent 10% or more of the combined revenue, net earnings or loss, or total assets of all of the Company’s operating segments as of and for the period ended on the most recent balance sheet date presented. Operating segments that do not meet this threshold are aggregated for segment reporting purposes within the “corporate and other” column.

Selected financial information concerning the Company’s current operating segments is presented below for the indicated periods (amounts in thousands):

	Cable	Corporate and other	Eliminations	Total

Operating and Capital Expenditure Data:

Year ended December 31, 2005:
Revenue	$4,353,068	$11,502	$—	$4,364,570
Operating income (loss)	347,119	(64,290)	—	282,829
Capital expenditures	(705,338)	(29,200)	—	(734,538)

Year ended December 31, 2004:
Revenue	$4,103,339	$40,049	$—	$4,143,388
Operating loss	(117,073)	(47,931)	—	(165,004)
Capital expenditures	(764,315)	(56,598)	—	(820,913)

Year ended December 31, 2003:
Revenue	$3,524,021	$44,996	$—	$3,569,017
Operating loss	(120,788)	(27,701)	—	(148,489)
Capital expenditures	(721,588)	(1,933)	—	(723,521)

Balance Sheet Information:
Total assets
As of December 31, 2005	$12,562,225	$3,309,331	$(2,997,546)	$12,874,010
As of December 31, 2004	12,584,147	4,889,623	(4,375,582)	13,098,188

The Company did not derive more than 10% of its revenue from any one customer during 2005, 2004 or 2003. The Company’s long-lived assets related to its foreign operations were $6,517,000 and $6,394,000, as of December 31, 2005 and 2004, respectively. The Company’s revenue related to its foreign operations was $18,781,000, $13,412,000 and $10,159,000 during 2005, 2004 and 2003, respectively. The Company’s assets and revenue related to its foreign operations were not significant to the Company’s financial position or results of operations, respectively, during any of the periods presented.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 16:  Commitments and Contingencies

Commitments

Future minimum lease payments under noncancelable capital and operating leases as of December 31, 2005, are set forth below (amounts in thousands):

	Minimum Lease Commitments
Year ending December 31,	Capital	Operating
2006	$16,608	$20,118
2007	1,385	16,191
2008	—	13,532
2009	—	10,887
2010	—	7,885
Thereafter	—	30,493
Total minimum lease payments	$17,993	$99,106
Less:
Amount representing interest	(447)
Total	$17,546
Less current portion	$(17,546)
Noncurrent portion	$—

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

The Company rents office and studio space, tower sites, and space on utility poles under leases with terms which are generally one to five years. Rental expense for the indicated periods is set forth below (amounts in thousands):

Year ended December 31,
2005	$60,016
2004	$64,135
2003	$61,160

The Company’s cable systems are typically constructed and operated under the authority of nonexclusive permits or “franchises” granted by local and/or state governmental authorities. Franchises contain varying provisions relating to the construction and/or operation of cable systems, including, in certain cases, the imposition of requirements to rebuild or upgrade cable systems or to extend the cable network to new residential developments. The Company’s franchises also typically provide for periodic payments of fees of not more than 5% of gross revenue in the applicable franchise area to the governmental authority granting the franchise. Additionally, many franchises require payments to the franchising authority to fund the construction or improvement of facilities that are used to provide public, education and governmental (“PEG”) access channels. The Company’s minimum commitments under franchise agreements, including the estimated cost of fulfilling rebuild, upgrade and network extension commitments, and the fixed minimum amounts payable to franchise authorities for PEG access channels, are set forth in the following table. The amounts set forth in the table below do not include the variable franchise fee and PEG commitments that are described in the paragraph following this table (amounts in thousands):

Year ending December 31,
2006	$35,686
2007	$14,682
2008	$1,427
2009	$7,528
2010	$3,601
Thereafter	$6,717

As described above, the Company is also obligated to make variable payments to franchise authorities for franchise fees and PEG access channels that are dependent on the amount of revenue generated or the number of subscribers served within the

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

applicable franchise area. Such variable payments aggregated $134,383,000, $130,073,000 and $114,725,000 during 2005, 2004 and 2003, respectively.

The Company pays programming and license fees under multi-year agreements with expiration dates ranging through 2015. The amounts paid under these agreements are typically based on per customer fees, which may escalate over the term of the agreements. In certain cases, such per customer fees are subject to volume or channel line-up discounts and other adjustments. The Company incurred total programming expenses of $1,166,156,000, $1,149,168,000 and $1,056,820,000 during 2005, 2004 and 2003, respectively.

Contingencies

Reorganization Expenses due to Bankruptcy and Professional Fees

The Company is currently aware of certain success fees that potentially could be paid upon the Company’s emergence from bankruptcy to third party financial advisers retained by the Company and Committees in connection with the Chapter 11 Cases. Currently, these success fees are estimated to be between $6,500,000 and $19,950,000 in the aggregate. In addition, pursuant to their employment agreements, the CEO and the COO of the Company are eligible to receive equity awards of Adelphia stock with a minimum aggregate fair value of $17,000,000 upon the Debtors’ emergence from bankruptcy. Under the employment agreements, the value of such equity awards will be determined based on the average trading price of the post-emergence common stock of Adelphia during the 15 trading days immediately preceding the 90th day following the date of emergence. Pursuant to the employment agreements, these equity awards, which will be subject to vesting and trading restrictions, may be increased up to a maximum aggregate value of $25,500,000 at the discretion of the Board. As no plan of reorganization has been confirmed by the Bankruptcy Court, no accrual for such contingent payments or equity awards has been recorded in the accompanying consolidated financial statements.

Letters of Credit

The Company has issued standby letters of credit for the benefit of franchise authorities and other parties, most of which have been issued to an intermediary surety bonding company. All such letters of credit will expire no later than October 7, 2006. At December 31, 2005, the aggregate principal amount of letters of credit issued by the Company was $82,495,000, of which $81,605,000 was issued under the Second Extended DIP Facility and $890,000 was collateralized by cash. Letters of credit issued under the DIP facilities reduce the amount that may be borrowed under the DIP facilities.

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

SEC Civil Action and DoJ Investigation. On July 24, 2002, the SEC Civil Action was filed against Adelphia, certain members of the Rigas Family and others, alleging various securities fraud and improper books and records claims arising out of actions allegedly taken or directed by certain members of the Rigas Family who held all of the senior executive positions at Adelphia and constituted five of the nine members of Adelphia’s board of directors (none of whom remain with the Company).

On December 3, 2003, the SEC filed a proof of claim in the Chapter 11 Cases against Adelphia for, among other things, penalties, disgorgement and prejudgment interest in an unspecified amount. The staff of the SEC told the Company’s advisors that its asserted claims for disgorgement and civil penalties under various legal theories could amount to billions of dollars. On July 14, 2004, the Creditors’ Committee initiated an adversary proceeding seeking, in effect, to subordinate the SEC’s claims based on the SEC Civil Action.

On April 25, 2005, after extensive negotiations with the SEC and the U.S. Attorney, the Company entered into the Non-Prosecution Agreement pursuant to which the Company agreed, among other things: (i) to contribute $715,000,000 in value to a fund to be established and administered by the United States Attorney General and the SEC for the benefit of investors harmed by the activities of prior management (the “Restitution Fund”); (ii) to continue to cooperate with the U.S. Attorney until the later of April 25, 2007, or the date upon which all prosecutions arising out of the conduct described in the Rigas Criminal Action (as

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

described below) and SEC Civil Action are final; and (iii) not to assert claims against the Rigas Family except for John J. Rigas, Timothy J. Rigas and Michael J. Rigas (together, the “Excluded Parties”), provided that Michael J. Rigas will cease to be an Excluded Party if all currently pending criminal proceedings against him are resolved without a felony conviction on a charge involving fraud or false statements (other than false statements to the U.S. Attorney or the SEC). On November 23, 2005, Michael J. Rigas pled guilty to a violation of Title 47, U.S. Code, Section 220(e) for making a false entry in a Company record, (in a form required to be filed with the SEC), and on March 3, 2006, was sentenced to two years of probation, including ten months of home confinement.

 The Company’s contribution to the Restitution Fund will consist of stock, future proceeds of litigation and, assuming consummation of the Sale Transaction (or another sale generating cash of at least $10 billion), cash. In the event of a sale generating both stock and at least $10 billion in cash, as contemplated in the Sale Transaction, the components of the Company’s contribution to the Restitution Fund will consist of $600,000,000 in cash and stock (with at least $200,000,000 in cash) and 50% of the first $230,000,000 of future proceeds, if any, from certain litigation against third parties who injured the Company. If, however, the Sale Transaction (or another sale) is not consummated and instead the Company emerges from bankruptcy as an independent entity, the $600,000,000 payment by the Company will consist entirely of stock in the reorganized Adelphia. Unless extended on consent of the U.S. Attorney and the SEC, which consent may not be unreasonably withheld, the Company must make these payments on or before the earlier of:  (i) October 15, 2006; (ii) 120 days after confirmation of a stand-alone plan of reorganization; or (iii) seven days after the first distribution of stock or cash to creditors under any plan of reorganization. The Company recorded charges of $425,000,000 and $175,000,000 during 2004 and 2002, respectively, related to the Non-Prosecution Agreement. The $425,000,000 charge is reflected in other income (expense), net in the accompanying consolidated statement of operations for the year ended December 31, 2004.

The U.S. Attorney agreed: (i) not to prosecute Adelphia or specified subsidiaries of Adelphia for any conduct (other than criminal tax violations) related to the Rigas Criminal Action (defined below) or the allegations contained in the SEC Civil Action; (ii) not to use information obtained through the Company’s cooperation with the U.S. Attorney to criminally prosecute the Company for tax violations; and (iii) to transfer to the Company all of the Rigas Co-Borrowing Entities forfeited by the Rigas Family and Rigas Family Entities, certain specified real estate forfeited by the Rigas Family and Rigas Family Entities and any securities of the Company that were directly or indirectly owned by the Rigas Family and Rigas Family Entities prior to forfeiture. The U.S. Attorney agreed with the Rigas Family not to require forfeiture of Coudersport and Bucktail (which together served approximately 5,000 subscribers (unaudited) as of the date of the Forfeiture Order). A condition precedent to the Company’s obligation to make the contribution to the Restitution Fund described in the preceding paragraph is the Company’s receipt of title to the Rigas Co-Borrowing Entities, certain specified real estate and any securities described above forfeited by the Rigas Family and Rigas Family Entities, free and clear of all liens, claims, encumbrances, or adverse interests. The forfeited Rigas Co-Borrowing Entities anticipated to be transferred to the Company (subject to completion of forfeiture proceedings before a federal judge to determine if there are any superior claims) represent the overwhelming majority of the Rigas Co-Borrowing Entities’ subscribers and value.

Also on April 25, 2005, the Company consented to the entry of a final judgment in the SEC Civil Action resolving the SEC’s claims against the Company. Pursuant to this agreement, the Company will be permanently enjoined from violating various provisions of the federal securities laws, and the SEC has agreed that if the Company makes the $715,000,000 contribution to the Restitution Fund, then the Company will not be required to pay disgorgement or a civil monetary penalty to satisfy the SEC’s claims.

Pursuant to letter agreements with TW NY and Comcast, the U.S. Attorney has agreed, notwithstanding any failure by the Company to comply with the Non-Prosecution Agreement, that it will not criminally prosecute any of the joint venture entities or their subsidiaries purchased from the Company by TW NY or Comcast pursuant to the Purchase Agreements. Under such letter agreements, each of TW NY and Comcast have agreed that following the closing of the Sale Transaction they will cooperate with the relevant governmental authorities’ requests for information about the Company’s operations, finances and corporate governance between 1997 and confirmation of the Plan. The sole and exclusive remedy against TW NY or Comcast for breach of any obligation in the letter agreements is a civil action for breach of contract seeking specific performance of such obligations. In addition, TW NY and Comcast entered into letter agreements with the SEC agreeing that upon and after the closing of the Sale Transaction, TW NY, Comcast and their respective affiliates (including the joint venture entities transferred pursuant to the Purchase Agreements) will not be subject to, or have any obligation under, the final judgment consented to by the Company in the SEC Civil Action.

The Non-Prosecution Agreement was subject to the approval of, and has been approved by, the Bankruptcy Court. Adelphia’s consent to the final judgment in the SEC Civil Action was subject to the approval of, and has been approved by, both the Bankruptcy Court and the District Court. Various parties have challenged and sought appellate review or reconsideration of the orders of the Bankruptcy Court approving these settlements. The District Court affirmed the Bankruptcy Court’s approval of the

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Non-Prosecution Agreement, Adelphia’s consent to the final judgment in the SEC Civil Action and the Adelphia-Rigas Settlement Agreement. On March 24, 2006, various parties appealed the District Court's order affirming the Bankruptcy Court's appoval to the United States Court of Appeals for the Second Circuit (the “Second Circuit”). The order of the District Court approving Adelphia’s consent to the final judgment in the SEC Civil Action has not been appealed. The appeals of the District Court’s approval of the Government-Rigas Settlement Agreement (defined below) and the creation of the Restitution Fund have been denied by the Second Circuit.

Adelphia’s Lawsuit Against the Rigas Family. On July 24, 2002, Adelphia filed a complaint in the Bankruptcy Court against John J. Rigas, Michael J. Rigas, Timothy J. Rigas, James P. Rigas, James Brown, Michael C. Mulcahey, Peter L. Venetis, Doris Rigas, Ellen Rigas Venetis and the Rigas Family Entities (the “Rigas Civil Action”). This action generally alleged the defendants misappropriated billions of dollars from the Company in breach of their fiduciary duties to Adelphia. On November 15, 2002, Adelphia filed an amended complaint against the defendants that expanded upon the facts alleged in the original complaint and alleged violations of the Racketeering Influenced and Corrupt Organizations (“RICO”) Act, breach of fiduciary duty, securities fraud, fraudulent concealment, fraudulent misrepresentation, conversion , waste of corporate assets, breach of contract, unjust enrichment, fraudulent conveyance, constructive trust, inducing breach of fiduciary duty, and a request for an accounting (the “Amended Complaint”). The Amended Complaint sought relief in the form of, among other things, treble and punitive damages, disgorgement of monies and securities obtained as a consequence of the Rigas Family’s improper conduct and attorneys’ fees.

On April 25, 2005, Adelphia and the Rigas Family entered into a settlement agreement with respect to the Rigas Civil Action (the “Adelphia-Rigas Settlement Agreement”), pursuant to which Adelphia agreed, among other things: (i) to pay $11,500,000 to a legal defense fund for the benefit of the Rigas Family; (ii) to provide management services to Coudersport and Bucktail for an interim period ending no later than December 31, 2005 (“Interim Management Services”); (iii) to indemnify Coudersport and Bucktail, and the Rigas Family’s (other than the Excluded Parties’) interest therein, against claims asserted by the lenders under the Co-Borrowing Facilities with respect to such indebtedness up to the fair market value of those entities (without regard to their obligations with respect to such indebtedness); (iv) to provide certain members of the Rigas Family with certain indemnities, reimbursements or other protections in connection with certain third party claims arising out of Company litigation, and in connection with claims against certain members of the Rigas Family by any of the Tele-Media Joint Ventures or Century/ML Cable; and (v) within ten business days of the date on which the consent order of forfeiture is entered, dismiss the Rigas Civil Action, except for claims against the Excluded Parties. The Rigas Family agreed: (i) to make certain tax elections, under certain circumstances, with respect to the Rigas Co-Borrowing Entities (other than Coudersport and Bucktail); (ii) to pay Adelphia five percent of the gross operating revenue of Coudersport and Bucktail for the Interim Management Services; and (iii) to offer employment to certain Coudersport and Bucktail employees on terms and conditions that, in the aggregate, are no less favorable to such employees (other than any employees who were expressly excluded by written notice to Adelphia received by July 1, 2005) than their terms of employment with the Company.

Pursuant to the Adelphia-Rigas Settlement Agreement, on June 21, 2005, the Company filed a dismissal with prejudice of all claims in this action except against the Excluded Parties.

This settlement was subject to the approval of, and has been approved by, the Bankruptcy Court. Various parties have challenged and sought appellate review or reconsideration of the order of the Bankruptcy Court approving this settlement. The appeals of the Bankruptcy Court’s approval remain pending.

In June 2005, the Company paid and expensed the aforementioned $11,500,000 in legal defense costs (see Note 6). The Adelphia-Rigas Settlement Agreement releases the Company from further obligation to provide funding for legal defense costs for the Rigas Family.

Rigas Criminal Action. In connection with an investigation conducted by the DoJ, on July 24, 2002, certain members of the Rigas Family and certain alleged co-conspirators were arrested, and on September 23, 2002, were indicted by a grand jury on charges including fraud, securities fraud, bank fraud and conspiracy to commit fraud (the “Rigas Criminal Action”). On November 14, 2002, one of the Rigas Family’s alleged co-conspirators, James Brown, pleaded guilty to one count each of conspiracy, securities fraud and bank fraud. On January 10, 2003, another of the Rigas Family’s alleged co-conspirators, Timothy Werth, who had not been arrested with the others on July 24, 2002, pleaded guilty to one count each of securities fraud, conspiracy to commit securities fraud, wire fraud and bank fraud. The trial in the Rigas Criminal Action began on February 23, 2004 in the District Court. On July 8, 2004, the jury returned a partial verdict in the Rigas Criminal Action. John J. Rigas and Timothy J. Rigas were each found guilty of conspiracy (one count), bank fraud (two counts), and securities fraud (15 counts) and not guilty of wire fraud (five counts). Michael J. Mulcahey was acquitted of all 23 counts against him. The jury found Michael J. Rigas not guilty of conspiracy and wire fraud, but remained undecided on the securities fraud and bank fraud charges against him. On July 9, 2004, the court declared a mistrial on the remaining charges against Michael J. Rigas after the jurors were unable to reach a verdict as to those charges. The

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

bank fraud charges against Michael J. Rigas have since been dismissed with prejudice. On March 17, 2005, the District Court denied the motion of John J. Rigas and Timothy J. Rigas for a new trial. On June 20, 2005, John J. Rigas and Timothy J. Rigas were convicted and sentenced to 15 years and 20 years in prison, respectively. John J. Rigas and Timothy J. Rigas have appealed their convictions and sentences and remain free on bail pending resolution of their appeals. On November 23, 2005, Michael J. Rigas pled guilty to a violation of Title 47, U.S. Code, Section 220(e) for making a false entry in a Company record (in a form required to be filed with the SEC), and on March 3, 2006, was sentenced to two years of probation, including ten months of home confinement.

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

On April 25, 2005, the Rigas Family and the U.S. Attorney entered into a settlement agreement (the “Government-Rigas Settlement Agreement”), pursuant to which the Rigas Family agreed to forfeit: (i) all of the Rigas Co-Borrowing Entities with the exception of Coudersport and Bucktail; (ii) certain specified real estate; and (iii) all securities in the Company directly or indirectly owned by the Rigas Family. The U.S. Attorney agreed: (i) not to seek additional monetary penalties from the Rigas Family, including the request for a money judgment as noted above; (ii) from the proceeds of certain assets forfeited by the Rigas Family, to establish the Restitution Fund for the purpose of providing restitution to holders of the Company’s publicly traded securities; and (iii) to inform the District Court of this agreement at the sentencing of John J. Rigas and Timothy J. Rigas.

Pursuant to the Forfeiture Order, all right, title and interest of the Rigas Family and Rigas Family Entities in the Rigas Co-Borrowing Entities (other than Coudersport and Bucktail), certain specified real estate and any securities of the Company were forfeited to the United States. Such assets and securities are expected to be transferred to the Company (subject to completion of forfeiture proceedings before a federal judge to determine if there are any superior claims) in furtherance of the Non-Prosecution Agreement. On August 19, 2005, the Company filed a petition with the District Court seeking an order transferring title to these assets and securities to the Company. Since that time, petitions have been filed by three lending banks, each asserting an interest in the Rigas Co-Borrowing Entities for the purpose, according to the petitions, of protecting against the contingency that the Bankruptcy Court approval of certain settlement agreements is overturned on appeal. In addition, petitions have been filed by two local franchising authorities with respect to two of the Rigas Co-Borrowing Entities, by two mechanic’s lienholders with respect to two of the forfeited real properties and by a school district with respect to one of the forfeited real properties. Finally, the Company’s petition asserted claims to the forfeited properties on behalf of two subsidiaries, Century/ML Cable and Super Cable ALK International, A.A. (Venezuela), that are no longer owned by the Company. The government has requested that its next status report to the District Court regarding the forfeiture proceedings be submitted on April 21, 2006. See Note 6 for additional information.

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

Securities and Derivative Litigation. Certain of the Debtors and certain former officers, directors and advisors have been named as defendants in a number of lawsuits alleging violations of federal and state securities laws and related claims. These actions generally allege that the defendants made materially misleading statements understating the Company’s liabilities and exaggerating the Company’s financial results in violation of securities laws.

In particular, beginning on April 2, 2002, various groups of plaintiffs filed more than 30 class action complaints, purportedly on behalf of certain of the Company’s shareholders and bondholders or classes thereof in federal court in Pennsylvania. Several non-class action lawsuits were brought on behalf of individuals or small groups of security holders in federal courts in Pennsylvania, New York, South Carolina and New Jersey, and in state courts in New York, Pennsylvania, California and Texas. Seven derivative suits were also filed in federal and state courts in Pennsylvania, and four derivative suits were filed in state court in Delaware. On May 6, 2002, a notice and proposed order of dismissal without prejudice was filed by the plaintiff in one of these four Delaware derivative actions. The remaining three Delaware derivative actions were consolidated on May 22, 2002. On February 10, 2004, the parties stipulated and agreed to the dismissal of these consolidated actions with prejudice.

The complaints, which named as defendants the Company, certain former officers and directors of the Company and, in some cases, the Company’s former auditors, lawyers, as well as financial institutions who worked with the Company, generally allege that, among other improper statements and omissions, defendants misled investors regarding the Company’s liabilities and earnings in the Company’s public filings. The majority of these actions assert claims under Sections 10(b) and 20(a) of the Securities

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Exchange Act of 1934 and SEC Rule 10b-5. Certain bondholder actions assert claims for violation of Section 11 and/or Section 12(a) (2) of the Securities Act of 1933. Certain of the state court actions allege various state law claims.

On July 23, 2003, the Judicial Panel on Multidistrict Litigation issued an order transferring numerous civil actions to the District Court for consolidated or coordinated pre-trial proceedings (the “MDL Proceedings”).

On September 15, 2003, proposed lead plaintiffs and proposed co-lead counsel in the consolidated class action were appointed in the MDL Proceedings. On December 22, 2003, lead plaintiffs filed a consolidated class action complaint. Motions to dismiss have been filed by various defendants. Beginning in the spring of 2005, the court in the MDL Proceedings granted in part various motions to dismiss relating to many of the actions, while granting leave to replead some claims. The parties continue to brief pleading motions, and no answer to the consolidated class action complaint, or the other actions, has been filed. The consolidated class action complaint seeks monetary damages of an unspecified amount, rescission and reasonable costs and expenses and such other relief as the court may deem just and proper. The individual actions against the Company also seek damages of an unspecified amount.

Pursuant to section 362 of the Bankruptcy Code, all of the securities and derivative claims that were filed against the Company before the bankruptcy filings are automatically stayed and not proceeding as to the Company.

The Company cannot predict the outcome of these proceedings or estimate the possible effects on the financial condition or results of operations of the Company.

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

Two of these proceedings have been filed with the American Arbitration Association alleging violations of federal and state securities laws, breaches of representations and warranties and fraud in the inducement. One of these proceedings seeks rescission, compensatory damages and pre-judgment relief, and the other seeks specific performance. The third action alleges fraud and seeks rescission, damages and attorneys’ fees. This action was originally filed in a Colorado State Court, and subsequently was removed by the Company to the United States District Court for the District of Colorado. The Colorado State Court action was closed administratively on July 16, 2004, subject to reopening if and when the automatic bankruptcy stay is lifted or for other good cause shown. These actions have been stayed pursuant to the automatic stay provisions of section 362 of the Bankruptcy Code.

The Company cannot predict the outcome of these proceedings or estimate the possible effects on the financial condition or results of operations of the Company.

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

The Company cannot predict the outcome of these proceedings or estimate the possible effects on the financial condition or results of operations of the Company.

ML Media Litigation. Adelphia and ML Media have been involved in a longstanding dispute concerning Century/ML Cable’s management, the buy/sell rights of ML Media and various other matters.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In March 2000, ML Media brought suit against Century, Adelphia and Arahova Communications, Inc. (“Arahova”) in the Supreme Court of the State of New York, seeking, among other things: (i) the dissolution of Century/ML Cable and the appointment of a receiver to sell Century/ML Cable’s assets; (ii) if no receiver was appointed, an order authorizing ML Media to conduct an auction for the sale of Century/ML Cable’s assets to an unrelated third party and enjoining Adelphia from interfering with or participating in that process; (iii) an order directing the defendants to comply with the Century/ML Cable joint venture agreement with respect to provisions relating to governance matters and the budget process; and (iv) compensatory and punitive damages. The parties negotiated a consent order that imposed various consultative and reporting requirements on Adelphia and Century as well as restrictions on Century’s ability to make capital expenditures without ML Media’s approval. Adelphia and Century were held in contempt of that order in early 2001.

In connection with the December 13, 2001 settlement of the above dispute, Adelphia, Century/ML Cable, ML Media and Highland, entered into the Recap Agreement, pursuant to which Century/ML Cable agreed to redeem ML Media’s 50% interest in Century/ML Cable on or before September 30, 2002 for a purchase price between $275,000,000 and $279,800,000 depending on the timing of the Redemption, plus interest. Among other things, the Recap Agreement provided that: (i) Highland would arrange debt financing for the Redemption; (ii) Highland, Adelphia and Century would jointly and severally guarantee debt service on debt financing for the Redemption on and after the closing of the Redemption; and (iii) Highland and Century would own 60% and 40% interests, respectively, in the recapitalized Century/ML Cable. Under the terms of the Recap Agreement, Century’s 50% interest in Century/ML Cable was pledged to ML Media as collateral for the Company’s obligations.

On September 30, 2002, Century/ML Cable filed a voluntary petition to reorganize under Chapter 11 in the Bankruptcy Court. Century/ML Cable was operating its business as a debtor-in-possession.

By an order of the Bankruptcy Court dated September 17, 2003, Adelphia and Century rejected the Recap Agreement, effective as of such date. If the Recap Agreement is enforceable, the effect of the rejection of the Recap Agreement is the same as a pre-petition breach of the Recap Agreement. Therefore, Adelphia and Century are potentially exposed to “rejection damages,” which may include the revival of ML Media’s claims under the state court actions described above.

Adelphia, Century, Highland, Century/ML Cable and ML Media are engaged in litigation regarding the enforceability of the Recap Agreement. On April 15, 2004, the Bankruptcy Court indicated that it would dismiss all counts of Adelphia’s challenge to the enforceability of the Recap Agreement except for its allegation that ML Media aided and abetted a breach of fiduciary duty in connection with the execution of the Recap Agreement. The Bankruptcy Court also indicated that it would allow Century/ML Cable’s counterclaim to avoid the Recap Agreement as a constructive fraudulent conveyance to proceed.

ML Media has alleged that it is entitled to elect recovery of either $279,800,000, plus costs and interest in exchange for its interest in Century/ML Cable, or up to the difference between $279,800,000 and the fair market value of its interest in Century/ML Cable, plus costs, interest and revival of the state court claims described above. Adelphia, Century and Century/ML Cable have disputed ML Media’s claims, and the Plan contemplates that ML Media will receive no distribution until such dispute is resolved.

On June 3, 2005, Century entered into the IAA, pursuant to which Century and ML Media agreed to sell their interests in Century/ML Cable for $520,000,000 (subject to potential purchase price adjustments as defined in the IAA) to San Juan Cable. On August 9, 2005, Century/ML Cable filed the Century/ML Plan and the Century/ML Disclosure Statement with the Bankruptcy Court. On August 18, 2005, the Bankruptcy Court approved the Century/ML Disclosure Statement. On September 7, 2005, the Bankruptcy Court confirmed the Century/ML Plan, which is designed to satisfy the conditions of the IAA with San Juan Cable and provides that all third-party claims will either be paid in full or assumed by San Juan Cable under the terms set forth in the IAA. On October 31, 2005, the Century/ML Sale was consummated and the Century/ML Plan became effective. Neither the Century/ML Sale nor the effectiveness of the Century/ML Plan resolves the pending litigation among Adelphia, Century, Highland, Century/ML Cable and ML Media. Pursuant to the IAA and the Century/ML Plan, Adelphia was granted control over Century/ML Cable’s counterclaims in the litigation. Adelphia has since withdrawn Century/ML Cable’s counterclaim to avoid the Recap Agreement as a constructive fraudulent conveyance. On November 23, 2005, Adelphia and Century filed their first amended answer, affirmative defenses and counterclaims. On January 13, 2006, ML Media replied to Adelphia’s and Century’s amended counterclaims and moved for summary judgment against Adelphia and Century on both Adelphia’s and Century’s remaining counterclaims and the issue of Adelphia’s and Century’s liability. Adelphia and Century filed their response to ML Media’s summary judgment motion, as well as cross-motions for summary judgment, on March 13, 2006.

On March 9, 2006, Highland filed a motion to withdraw the reference, which, if granted, would transfer the litigation among Adelphia, Century, Highland, Century/ML Cable and ML Media from the Bankruptcy Court to the District Court.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

On March 16, 2006, the Bankruptcy Court stayed all discovery for 30 days (except for certain expert depositions). Adelphia and Century have the right to seek to renew the stay.

The Bankruptcy Court has tentatively scheduled trial to begin on June 26, 2006.

The Company cannot predict the outcome of these proceedings or estimate the possible effects on the financial condition or results of operations of the Company.

The X Clause Litigation. On December 29, 2003, the Ad Hoc Committee of holders of Adelphia’s 6% and 3.25% convertible subordinated notes (collectively, the “Subordinated Notes”), together with the Bank of New York, the indenture trustee for the Subordinated Notes (collectively, the “X Clause Plaintiffs”), commenced an adversary proceeding against Adelphia in the Bankruptcy Court. The X Clause Plaintiffs’ complaint sought a judgment declaring that the subordination provisions in the indentures for the Subordinated Notes were not applicable to an Adelphia plan of reorganization in which constituents receive common stock of Adelphia and that the Subordinated Notes are entitled to share pari passu in the distribution of any common stock of Adelphia given to holders of senior notes of Adelphia.

The basis for the X Clause Plaintiffs’ claim is a provision in the applicable indentures, commonly known as the “X Clause,” which provides that any distributions under a plan of reorganization comprised solely of “Permitted Junior Securities” are not subject to the subordination provision of the Subordinated Notes indenture. The X Clause Plaintiffs asserted that, under their interpretation of the applicable indentures, a distribution of a single class of new common stock of Adelphia would meet the definition of “Permitted Junior Securities” set forth in the indentures, and therefore be exempt from subordination.

On February 6, 2004, Adelphia filed its answer to the complaint, denying all of its substantive allegations. Thereafter, both the X Clause Plaintiffs and Adelphia cross-moved for summary judgment with both parties arguing that their interpretation of the X Clause was correct as a matter of law. The indenture trustee for the Adelphia senior notes also intervened in the action and, like Adelphia, moved for summary judgment arguing that the X Clause Plaintiffs were subordinated to holders of senior notes with respect to any distribution of common stock under a plan of reorganization. In addition, the Creditors’ Committee also moved to intervene and, thereafter, moved to dismiss the X Clause Plaintiffs’ complaint on the grounds, among others, that it did not present a justiciable case or controversy and therefore was not ripe for adjudication. In a written decision, dated April 12, 2004, the Bankruptcy Court granted the Creditors’ Committee’s motion to dismiss without ruling on the merits of the various cross-motions for summary judgment. The Bankruptcy Court’s dismissal of the action was without prejudice to the X Clause Plaintiffs’ right to bring the action at a later date, if appropriate.

Subsequent to entering into the Sale Transaction, the X Clause Plaintiffs asserted that the subordination provisions in the indentures for the Subordinated Notes also are not applicable to an Adelphia plan of reorganization in which constituents receive TWC Class A Common Stock and that the Subordinated Notes would therefore be entitled to share pari passu in the distribution of any such TWC Class A Common Stock given to holders of senior notes of Adelphia. The indenture trustee for the Adelphia senior notes (the “Senior Notes Trustee”), together with certain other constituents, disputed this position.

On December 6, 2005, the X Clause Plaintiffs and the Debtors jointly filed a motion seeking that the Bankruptcy Court establish a pre-confirmation process for interested parties to litigate the X Clause dispute (the “X Clause Litigation Motion”). By order dated January 11, 2006, the Bankruptcy Court found that the X Clause dispute was ripe for adjudication and directed interested parties to litigate the dispute prior to plan confirmation (the “X Clause Pre-Confirmation Litigation”). A hearing on the X Clause Pre-Confirmation Litigation was held on March 9 and 10, 2006. The matter is now under review by the Bankruptcy Court.

The Company cannot predict the outcome of these proceedings or estimate the possible effects on the financial condition or results of operations of the Company.

Verizon Franchise Transfer Litigation. On March 20, 2002, the Company commenced an action (the “California Cablevision Action”) in the United States District Court for the Central District of California, Western Division, seeking, among other things, declaratory and injunctive relief precluding the City of Thousand Oaks, California (the “City”) from denying permits on the grounds that the Company failed to seek the City’s prior approval of an asset purchase agreement (the “Asset Purchase Agreement”), dated December 17, 2001, between the Company and Verizon Media Ventures, Inc. d/b/a Verizon Americast (“Verizon Media Ventures”). Pursuant to the Asset Purchase Agreement, the Company acquired certain Verizon Media Ventures cable equipment and network system assets (the “Verizon Cable Assets”) located in the City for use in the operation of the Company’s cable business in the City.

On March 25, 2002, the City and Ventura County (the “County”) commenced an action (the “Thousand Oaks Action”) against the Company and Verizon Media Ventures in California State Court alleging that Verizon Media Ventures’ entry into the

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Asset Purchase Agreement and conveyance of the Verizon Cable Assets constituted a breach of Verizon Media Ventures’ cable franchises and that the Company’s participation in the transaction amounted to actionable tortious interference with those franchises. The City and the County sought injunctive relief to halt the sale and transfer of the Verizon Cable Assets pursuant to the Asset Purchase Agreement and to compel the Company to treat the Verizon Cable Assets as a separate cable system.

On March 27, 2002, the Company and Verizon Media Ventures removed the Thousand Oaks Action to the United States District Court for the Central District of California, where it was consolidated with the California Cablevision Action.

On April 12, 2002, the district court conducted a hearing on the City’s and County’s application for a preliminary injunction and, on April 15, 2002, the district court issued a temporary restraining order in part, pending entry of a further order. On May 14, 2002, the district court issued a preliminary injunction and entered findings of fact and conclusions of law in support thereof (the “May 14, 2002 Order”). The May 14, 2002 Order, among other things: (i) enjoined the Company from integrating the Company’s and Verizon Media Ventures’ system assets serving subscribers in the City and the County; (ii) required the Company to return “ownership” of the Verizon Cable Assets to Verizon Media Ventures except that the Company was permitted to continue to “manage” the assets as Verizon Media Ventures’ agent to the extent necessary to avoid disruption in services until Verizon Media Ventures chose to reenter the market or sell the assets; (iii) prohibited the Company from eliminating any programming options that had previously been selected by Verizon Media Ventures or from raising the rates charged by Verizon Media Ventures; and (iv) required the Company and Verizon Media Ventures to grant the City and/or the County access to system records, contracts, personnel and facilities for the purpose of conducting an inspection of the then-current “state of the Verizon Media Ventures and the Company systems” in the City and the County. The Company appealed the May 14, 2002 Order and, on April 1, 2003, the U.S. Court of Appeals for the Ninth Circuit reversed the May 14, 2002 Order, thus removing any restrictions that had been imposed by the district court against the Company’s integration of the Verizon Cable Assets and remanded the actions back to the district court for further proceedings.

In September 2003, the City began refusing to grant the Company’s construction permit requests, claiming that the Company could not integrate the acquired Verizon Cable Assets with the Company’s existing cable system assets because the City had not approved the transaction between the Company and Verizon Media Ventures, as allegedly required under the City’s cable ordinance.

Accordingly, on October 2, 2003, the Company filed a motion for a preliminary injunction in the district court seeking to enjoin the City from refusing to grant the Company’s construction permit requests. On November 3, 2003, the district court granted the Company’s motion for a preliminary injunction, finding that the Company had demonstrated “a strong likelihood of success on the merits.”  Thereafter, the parties agreed to informally stay the litigation pending negotiations between the Company and the City for the Company’s renewal of its cable franchise, with the intent that such negotiations would also lead to a settlement of the pending litigation. However, on September 16, 2004, at the City’s request, the court set certain procedural dates, including a trial date of July 12, 2005, which has effectively re-opened the case to active litigation. Subsequently, the July 12, 2005 trial date was vacated pursuant to a stipulation and order. On July 11, 2005, the district court referred the matter to a United States magistrate judge for settlement discussions. A settlement conference was held on October 20, 2005, before the magistrate judge. On February 21, 2006, the Bankruptcy Court approved a settlement between the Company and the City that resolves the pending litigation and all past franchise non-compliance issues. Pursuant to the settlement, the parties filed a stipulation that dismissed with prejudice the Thousand Oaks Action as it pertained to the City. On March 27, 2006, the Bankruptcy Court approved a settlement between the Company and the County that resolves the pending litigation and all past franchise non-compliance issues. Pursuant to the settlement, the parties will file a stipulation that dismisses, with prejudice, the Thousand Oaks Action as it pertains to the County.

Dibbern Adversary Proceeding. On or about August 30, 2002, Gerald Dibbern, individually and purportedly on behalf of a class of similarly situated subscribers nationwide, commenced an adversary proceeding in the Bankruptcy Court against Adelphia asserting claims for violation of the Pennsylvania Consumer Protection Law, breach of contract, fraud, unjust enrichment, constructive trust, and an accounting. This complaint alleges that Adelphia charged, and continues to charge, subscribers for cable set-top box equipment, including set-top boxes and remote controls, that is unnecessary for subscribers that receive only basic cable service and have cable-ready televisions. The complaint further alleges that Adelphia failed to adequately notify affected subscribers that they no longer needed to rent this equipment. The complaint seeks a number of remedies including treble money damages under the Pennsylvania Consumer Protection Law, declaratory and injunctive relief, imposition of a constructive trust on Adelphia’s assets, and punitive damages, together with costs and attorneys’ fees.

On or about December 13, 2002, Adelphia moved to dismiss the adversary proceeding on several bases, including that the complaint fails to state a claim for which relief can be granted and that the matters alleged therein should be resolved in the claims process. The Bankruptcy Court granted Adelphia’s motion to dismiss and dismissed the adversary proceeding on May 3, 2005. In

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

the Bankruptcy Court, Mr. Dibbern has also objected to the provisional disallowance of his proofs of claim, which comprised a portion of the Bankruptcy Court’s May 3, 2005 order. Mr. Dibbern appealed the May 3, 2005 order dismissing adversary proceedings to the District Court. In an August 30, 2005 decision, the District Court affirmed the dismissal of Mr. Dibbern’s claims for violation of the Pennsylvania Consumer Protection Law, a constructive trust and an accounting, but reversed the dismissal of Mr. Dibbern’s breach of contract, fraud and unjust enrichment claims. These three claims will proceed in the Bankruptcy Court. Adelphia filed its answer on October 14, 2005 and discovery commenced. On March 15, 2006, the Debtors moved the Bankruptcy Court for an order staying discovery in several adversary proceedings, including the Dibbern adversary proceeding. On March 16, 2006, the Bankruptcy Court granted the order staying discovery in the Dibbern adversary proceeding.

On January 17, 2006, the Debtors filed their tenth omnibus claims objection to certain claims, including claims filed by Dibbern totaling more than $7.9 billion (including duplicative claims). Through the objections, the Debtors sought to disallow and expunge each of the Dibbern claims. On February 23, 2006, Dibbern responded to the Debtors’ objections and requested that the Bankruptcy Court require the Debtors to establish additional reserves for Dibbern’s claims or to reclassify the claims as claims against the operating companies.

The Company cannot predict the outcome of these proceedings or estimate the possible effects on the financial condition or results of operations of the Company.

Tele-Media Examiner Motion. By motion filed in the Bankruptcy Court on August 5, 2004, Tele-Media Corporation of Delaware (“TMCD”) and certain of its affiliates sought the appointment of an examiner for the following Debtors: Tele-Media Company of Tri-States, L.P., CMA Cablevision Associates VII, L.P., CMA Cablevision Associates XI, L.P., TMC Holdings Corporation, Adelphia Company of Western Connecticut, TMC Holdings, LLC, Tele-Media Investment Limited Partnership, L. P., Eastern Virginia Cablevision, L.P., Tele-Media Company of Hopewell Prince George, and Eastern Virginia Cablevision Holdings, LLC (collectively, the “JV Entities”). Among other things, TMCD alleged that management and the Board breached their fiduciary obligations to the creditors and equity holders of those entities. Consequently, TMCD sought the appointment of an examiner to investigate and make recommendations to the Bankruptcy Court regarding various issues related to such entities.

On April 14, 2005, the Debtors filed a motion with the Bankruptcy Court seeking approval of a global settlement agreement (the “Tele-Media Settlement Agreement”) by and among the Debtors and TMCD and certain of its affiliates (the “Tele-Media Parties”), which, among other things: (i) transfers the Tele-Media Parties’ ownership interests in the JV Entities to the Debtors, leaving the Debtors 100% ownership of the JV Entities; (ii) requires the Debtors to make a settlement payment to the Tele-Media Parties of $21,650,000; (iii) resolves the above-mentioned examiner motion; (iv) settles two pending avoidance actions brought by the Debtors against certain of the Tele-Media Parties; (v) reconciles 691 separate proofs of claim filed by the Tele-Media Parties, thereby allowing claims worth approximately $5,500,000 and disallowing approximately $1.9 billion of claims; (vi) requires the Tele-Media Parties to make a $912,500 payment to the Debtors related to workers’ compensation policies; and (vii) effectuates mutual releases between the Debtors and the Tele-Media Parties. The Tele-Media Settlement Agreement was approved by an order of the Bankruptcy Court dated May 11, 2005 and closed on May 26, 2005.

Creditors’ Committee Lawsuit Against Pre-Petition Banks. Pursuant to the Bankruptcy Court order approving the DIP Facility (the “Final DIP Order”), the Company made certain acknowledgments (the “Acknowledgments”) with respect to the extent of its indebtedness under the pre-petition credit facilities, as well as the validity and extent of the liens and claims of the lenders under such facilities. However, given the circumstances surrounding the filing of the Chapter 11 Cases, the Final DIP Order preserved the Debtors’ right to prosecute, among other things, avoidance actions and claims against the pre-petition lenders and to bring litigation against the pre-petition lenders based on any wrongful conduct. The Final DIP Order also provided that any official committee appointed in the Chapter 11 Cases would have the right to request that it be granted standing by the Bankruptcy Court to challenge the Acknowledgments and to bring claims belonging to the Company and its estates against the pre-petition lenders.

Pursuant to a stipulation dated July 2, 2003, among the Debtors, the Creditors’ Committee and the Equity Committee, the parties agreed, subject to approval by the Bankruptcy Court, that the Creditors’ Committee would have derivative standing to file and prosecute claims against the pre-petition lenders, on behalf of the Debtors, and granted the Equity Committee leave to seek to intervene in any such action. This stipulation also preserves the Company’s ability to compromise and settle the claims against the pre-petition lenders. By motion dated July 6, 2003, the Creditors’ Committee moved for Bankruptcy Court approval of this stipulation and simultaneously filed a complaint (the “Bank Complaint”) against the agents and lenders under certain pre-petition credit facilities, and related entities, asserting, among other things, that these entities knew of, and participated in, the alleged improper actions by certain members of the Rigas Family and Rigas Family Entities (the “Pre-petition Lender Litigation”). The Debtors are nominal plaintiffs in this action.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Bank Complaint contains 52 claims for relief to redress the claimed wrongs and abuses committed by the agents, lenders and other entities. The Bank Complaint seeks to, among other things: (i) recover as fraudulent transfers the principal and interest paid by the Company to the defendants; (ii) avoid as fraudulent obligations the Company’s obligations, if any, to repay the defendants; (iii) recover damages for breaches of fiduciary duties to the Company and for aiding and abetting fraud and breaches of fiduciary duties by the Rigas Family; (iv) equitably disallow, subordinate or recharacterize each of the defendants’ claims in the Chapter 11 Cases; (v) avoid and recover certain allegedly preferential transfers made to certain defendants; and (vi) recover damages for violations of the Bank Holding Company Act. Numerous motions seeking to defeat the Pre-petition Lender Litigation were filed by the defendants and the Bankruptcy Court held a hearing on such issues. The Equity Committee filed a motion seeking authority to bring an intervenor complaint (the “Intervenor Complaint”) against the defendants seeking to, among other things, assert additional contract claims against the investment banking affiliates of the agent banks and claims under the RICO Act against various defendants (the “Additional Claims”).

On October 3 and November 7, 2003, certain of the defendants filed both objections to approval of the stipulation and motions to dismiss the bulk of the claims for relief contained in the Bank Complaint and the Intervenor Complaint. The Bankruptcy Court heard oral argument on these objections and motions on December 20 and 21, 2004. In a memorandum decision dated August 30, 2005, the Bankruptcy Court granted the motion of the Creditors’ Committee for standing to prosecute the claims asserted by the Creditors’ Committee. The Bankruptcy Court also granted a separate motion of the Equity Committee to file and prosecute the Additional Claims on behalf of the Debtors. The motions to dismiss are still pending. Subsequent to issuance of this decision, several defendants filed, among other things, motions to transfer the Pre-petition Lender Litigation from the Bankruptcy Court to the District Court. By order dated February 9, 2006, the Pre-petition Lender Litigation was transferred to the District Court, except with respect to the pending motions to dismiss.

The Company cannot predict the outcome of these proceedings or estimate the possible effects on the financial condition or results of operations of the Company.

Non-Agent Banks’ Declaratory Judgment. By complaint dated September 29, 2005, certain non-agent pre-petition lenders of the Debtors sought a declaratory judgment against the Debtors in the Bankruptcy Court seeking, among other things, the enforcement of asserted indemnification rights and rights to fees and expenses. The non-agent pre-petition lenders subsequently withdrew their complaint.

Devon Mobile Claim. Pursuant to the Agreement of Limited Partnership of Devon Mobile Communications, L.P., a Delaware limited partnership (“Devon Mobile”), dated as of November 3, 1995, the Company owned a 49.9% limited partnership interest in Devon Mobile, which, through its subsidiaries, held licenses to operate regional wireless telephone businesses in several states. Devon Mobile had certain business and contractual relationships with the Company and with former subsidiaries or divisions of the Company, that were spun off as TelCove in January 2002.

In late May 2002, the Company notified Devon G.P., Inc. (“Devon G.P.”), the general partner of Devon Mobile, that it would likely terminate certain discretionary operational funding to Devon Mobile. On August 19, 2002, Devon Mobile and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware (the “Devon Mobile Bankruptcy Court”).

On January 17, 2003, the Company filed proofs of claim and interest against Devon Mobile and its subsidiaries for approximately $129,000,000 in debt and equity claims, as well as an additional claim of approximately $35,000,000 relating to the Company’s guarantee of certain Devon Mobile obligations (collectively, the “Company Claims”). By order dated October 1, 2003, the Devon Mobile Bankruptcy Court confirmed Devon Mobile’s First Amended Joint Plan of Liquidation (the “Devon Plan”). The Devon Plan became effective on October 17, 2003, at which time the Company’s limited partnership interest in Devon Mobile was extinguished. Under the Devon Plan, the Devon Mobile Communications Liquidating Trust (the “Devon Liquidating Trust”) succeeded to all of the rights of Devon Mobile, including prosecution of causes of action against Adelphia.

On or about January 8, 2004, the Devon Liquidating Trust filed proofs of claim in the Chapter 11 Cases seeking, in the aggregate, approximately $100,000,000 in respect of, among other things, certain cash transfers alleged to be either preferential or fraudulent and claims for deepening insolvency, alter ego liability and breach of an alleged duty to fund Devon Mobile operations, all of which arose prior to the commencement of the Chapter 11 Cases (the “Devon Claims”).  On June 21, 2004, the Devon Liquidating Trust commenced an adversary proceeding in the Chapter 11 Cases (the “Devon Adversary Proceeding”) through the filing of a complaint (the “Devon Complaint”) which incorporates the Devon Claims. On August 20, 2004, the Company filed an answer and counterclaim in response to the Devon Complaint denying the allegations made in the Devon Complaint and asserting various counterclaims against the Devon Liquidating Trust, which encompassed the Company Claims. On November 22, 2004, the

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Company filed a motion for leave (the “Motion for Leave”) to file a third party complaint for contribution and indemnification against Devon G.P. and Lisa-Gaye Shearing Mead, the sole owner and President of Devon G.P. By endorsed order entered January 12, 2005, Judge Robert E. Gerber, the judge presiding over the Chapter 11 Cases and the Devon Adversary Proceeding, granted a recusal request made by counsel to Devon G.P. On January 21, 2005, the Devon Adversary Proceeding was reassigned from Judge Gerber to Judge Cecelia G. Morris. By an order dated April 5, 2005, Judge Morris denied the Motion for Leave and a subsequent motion for reconsideration.

Discovery closed and the parties filed cross-motions for summary judgment. On March 6, 2006, the Bankruptcy Court issued a memorandum decision granting Adelphia summary judgment on all counts of the Devon Complaint, except for the fraudulent conveyance/breach of limited partnership claim. The Bankruptcy Court denied, in its entirety, the summary judgment motion filed by the Devon Liquidating Trust. Trial is scheduled to begin April 17, 2006.

The Company cannot predict the outcome of these proceedings or estimate the possible effects on the financial condition or results of operations of the Company.

NFHLP Claim. On January 13, 2003, Niagara Frontier Hockey, L.P., a Delaware limited partnership owned by the Rigas Family (“NFHLP”) and certain of its subsidiaries (the “NFHLP Debtors”) filed voluntary petitions to reorganize under Chapter 11 in the United States Bankruptcy Court of the Western District of New York (the “NFHLP Bankruptcy Court”) seeking protection under the U. S. bankruptcy laws. Certain of the NFHLP Debtors entered into an agreement dated March 13, 2003 for the sale of certain assets, including the Buffalo Sabres National Hockey League team, and the assumption of certain liabilities. On October 3, 2003, the NFHLP Bankruptcy Court approved the NFHLP joint plan of liquidation. The NFHLP Debtors filed a complaint, dated November 4, 2003, against, among others, Adelphia and the Creditors’ Committee seeking to enforce certain prior stipulations and orders of the NFHLP Bankruptcy Court against Adelphia and the Creditors’ Committee related to the waiver of Adelphia’s right to participate in certain sale proceeds resulting from the sale of assets. Certain of the NFHLP Debtors’ pre-petition lenders, which are also defendants in the adversary proceeding, have filed cross-complaints against Adelphia and the Creditors’ Committee asking the NFHLP Bankruptcy Court to enjoin Adelphia and the Creditors’ Committee from prosecuting their claims against those pre-petition lenders. Although proceedings as to the complaint itself have been suspended, the parties have continued to litigate the cross-complaints. Discovery closed on November 1, 2005 and motions for summary judgment were filed on January 24, 2006, with additional briefing on the motions to follow.

The Company cannot predict the outcome of these proceedings or estimate the possible effects on the financial condition or results of operations of the Company.

Adelphia’s Lawsuit Against Deloitte. On November 6, 2002, Adelphia sued Deloitte & Touche LLP (“Deloitte”), Adelphia’s former independent auditors, in the Court of Common Pleas for Philadelphia County. The lawsuit seeks damages against Deloitte based on Deloitte’s alleged failure to conduct an audit in compliance with generally accepted auditing standards, and for providing an opinion that Adelphia’s financial statements conformed with GAAP when Deloitte allegedly knew or should have known that they did not conform. The complaint further alleges that Deloitte knew or should have known of alleged misconduct and misappropriation by the Rigas Family, and other alleged acts of self-dealing, but failed to report these alleged misdeeds to the Board or others who could have and would have stopped the Rigas Family’s misconduct. The complaint raises claims of professional negligence, breach of contract, aiding and abetting breach of fiduciary duty, fraud, negligent misrepresentation and contribution.

Deloitte filed preliminary objections seeking to dismiss the complaint, which were overruled by the court by order dated June 11, 2003. On September 15, 2003, Deloitte filed an answer, a new matter and various counterclaims in response to the complaint. In its counterclaims, Deloitte asserted causes of action against Adelphia for breach of contract, fraud, negligent misrepresentation and contribution. Also on September 15, 2003, Deloitte filed a related complaint naming as additional defendants John J. Rigas, Timothy J. Rigas, Michael J. Rigas, and James P. Rigas. In this complaint, Deloitte alleges causes of action for fraud, negligent misrepresentation and contribution. The Rigas defendants, in turn, have claimed a right to contribution and/or indemnity from Adelphia for any damages Deloitte may recover against the Rigas defendants. On January 9, 2004, Adelphia answered Deloitte’s counterclaims. Deloitte moved to stay discovery in this action until completion of the Rigas Criminal Action, which Adelphia opposed. Following the motion, discovery was effectively stayed for 60 days but has now commenced. Deloitte and Adelphia have exchanged documents and have begun substantive discovery. On December 6, 2005, the court extended the discovery deadline to June 5, 2006 and ordered that the case be ready for trial by October 2, 2006.

The Company cannot predict the outcome of these proceedings or estimate the possible effects on the financial condition or results of operations of the Company.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Arahova Motions. Substantial disputes exist between creditors of different Debtors that principally affect the recoveries to the holders of certain notes due September 15, 2007 issued by FrontierVision Holdings, L.P., an indirect subsidiary of Adelphia, and the creditors of Arahova and Adelphia (the “Inter-Creditor Dispute”). On November 7, 2005, the ad hoc committee of Arahova noteholders (the “Arahova Noteholders’ Committee”) filed four emergency motions for relief with the Bankruptcy Court seeking, among other things, to: (i) appoint a trustee for Arahova and its subsidiaries (collectively, the “Arahova/Century Debtors”) who may not receive payment in full under the Plan or, alternatively, appoint independent officers and directors, with the assistance of separately retained counsel, to represent the Arahova/Century Debtors in connection with the Inter-Creditor Dispute; (ii) disqualify Willkie Farr & Gallagher LLP (“WF&G”) from representing the Arahova/Century Debtors in the Chapter 11 Cases and the balance of the Debtors with respect to the Inter-Creditor Dispute; (iii) terminate the exclusive periods during which the Arahova/Century Debtors may file and solicit acceptances of a Chapter 11 plan of reorganization and related disclosure statement (the previous three motions, the “Arahova Emergency Motions”); and (iv) authorize the Arahova Noteholders’ Committee to file confidential supplements containing certain information. The Bankruptcy Court held a sealed hearing on the Arahova Emergency Motions on January 4, 5 and 6, 2006.

Pursuant to an order dated January 26, 2006 (the “Arahova Order”), the Bankruptcy Court: (i) denied the motion to terminate the Arahova/Century Debtors’ exclusivity; (ii) denied the motion to appoint a trustee for the Arahova/Century Debtors, or, alternatively, to require the appointment of nonstatutory fiduciaries; and (iii) granted the motion for an order disqualifying WF&G from representing the Arahova/Century Debtors and any of the other Debtors in the Inter-Creditor Dispute; without finding that present management or WF&G have in any way acted inappropriately to date, the Bankruptcy Court found that WF&G’s voluntary neutrality in such disputes should be mandatory, except that the Bankruptcy Court stated that WF&G could continue to act as a facilitator privately to assist creditor groups that are parties to the Inter-Creditor Dispute reach a settlement. The Bankruptcy Court issued an extensive written decision on these matters. The Arahova Noteholders’ Committee has appealed the Arahova Order to the District Court.

The Company cannot predict the outcome of these proceedings or estimate the possible effects on the financial condition or results of operations of the Company.

Series E and F Preferred Stock Conversion Postponements. On October 29, 2004, Adelphia filed a motion to postpone the conversion of the Series E Preferred Stock into shares of Class A Common Stock from November 15, 2004 to February 1, 2005, to the extent such conversion was not already stayed by the Debtors’ bankruptcy filing, in order to protect the Debtors’ net operating loss carryovers. On November 18, 2004, the Bankruptcy Court entered an order approving the postponement effective November 14, 2004.

Adelphia has subsequently entered into several stipulations further postponing, to the extent applicable, the conversion date of the Series E Preferred Stock. Adelphia has also entered into several stipulations postponing, to the extent applicable, the conversion date of the Series F Preferred Stock, which was initially convertible into shares of Class A Common Stock on February 1, 2005.

EPA Self Disclosure and Audit. On June 2, 2004, the Company orally self-disclosed potential violations of environmental laws to the United States Environmental Protection Agency (“EPA”) pursuant to EPA’s Audit Policy, and notified EPA that it intended to conduct an audit of its operations to identify and correct any such violations. The potential violations primarily concern reporting and record keeping requirements arising from the Company’s storage and use of petroleum and batteries to provide backup power for its cable operations. Based on current facts, the Company does not anticipate that this matter will have a material adverse effect on the Company’s results of operations or financial condition.

Other. The Company is subject to various other legal proceedings and claims which arise in the ordinary course of business. Management believes, based on information currently available, that the amount of ultimate liability, if any, with respect to any of these other actions will not materially affect the Company’s financial position or results of operations.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 17:  Other Financial Information

Supplemental Cash Flow Information

The table below sets forth the Company’s supplemental cash flow information (amounts in thousands):

	December 31,
	2005	2004	2003

Cash paid for interest	$574,794	$392,053	$379,423
Capitalized interest	$(10,337)	$(10,401)	$(21,643)
Cash paid for income taxes	$136	$100	$461

Significant non-cash investing and financing activities are summarized in the table below. The summarized information in the table should be read in conjunction with the more detailed information included in the referenced note (amounts in thousands):

	Year ended December 31,
	2005	2004	2003

Common stock received from programming vendor	$8,543	$—	$—
Net property and equipment distributed to TelCove in the Global Settlement (Note 7)	$—	$37,144	$—

Cost and Other Investments

The Company’s investments in available-for-sale securities, common stock and other cost investments aggregated $10,135,000 and $3,569,000 at December 31, 2005 and 2004, respectively and are included in other noncurrent assets, net in the accompanying consolidated balance sheets.

The fair value of the Company’s available-for-sale equity securities and the related unrealized holding gains and losses are summarized below. Such unrealized gains and losses are included as a component of accumulated other comprehensive loss, net in the accompanying consolidated balance sheets (amounts in thousands):

	December 31,
	2005	2004	2003

Fair value	$118	$1,966	$2,159
Gross unrealized holding gains	$78	$1,388	$1,495
Gross unrealized holding losses	$—	$(7)	$(7)

The Company recognized impairment losses as a result of other-than-temporary declines in the fair value of the Company’s investments in available-for-sale securities, common stock and other cost investments of $7,000, $3,801,000 and $8,544,000 in 2005, 2004 and 2003, respectively. The Company recognized gains of $1,595,000, $292,000 and $3,574,000 in 2005, 2004 and 2003, respectively, related to the sale of cost and other investments. Such impairments and gains are reflected in other income (expense), net in the accompanying consolidated statements of operations.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Accrued Liabilities

The details of accrued liabilities are set forth below (amounts in thousands):

	December 31,
	2005	2004

Programming costs	$116,239	$106,511
Payroll	92,162	62,591
Franchise fees	63,673	58,178
Interest	51,627	67,671
Property, sales and other taxes	51,181	45,963
Other	176,717	195,010
Total	$551,599	$535,924

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net included in the Company’s consolidated balance sheets and consolidated statements of stockholders’ equity reflect the aggregate of foreign currency translation adjustments and unrealized holding gains and losses on securities. The change in the components of accumulated other comprehensive income (loss), net of taxes, is set forth below (amounts in thousands):

	Foreign currency translation adjustments	Unrealized gains (losses) on securities	Total

Balance at January 1, 2003	$(18,763)	$9	$(18,754)
Other comprehensive income	8,193	881	9,074

Balance at December 31, 2003	(10,570)	890	(9,680)
Other comprehensive loss	(1,821)	(64)	(1,885)

Balance at December 31, 2004	(12,391)	826	(11,565)
Other comprehensive income (loss)	7,325	(748)	6,577

Balance at December 31, 2005	$(5,066)	$78	$(4,988)

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Transactions With Other Officers and Directors

 In a letter agreement between Adelphia and FPL Group, Inc. (“FPL Group”) dated January 21, 1999, Adelphia agreed to (i) repurchase 20,000 shares of Series C Preferred Stock and 1,091,524 shares of Class A Common Stock owned by Telesat Cablevision, Inc., a subsidiary of FPL Group (“Telesat”) and (ii) transfer all of the outstanding common stock of West Boca Security, Inc. (“WB Security”), a subsidiary of Olympus Communications, L.P. (“Olympus”), to FPL Group in exchange for FPL Group’s 50% voting interest and 1/3 economic interest in Olympus. The Company owned the economic and voting interests in Olympus that were not then owned by FPL Group. At the time this agreement was entered into, Dennis Coyle, then a member of the Adelphia board of directors, was the General Counsel and Secretary of FPL Group. WB Security was a subsidiary of Olympus and WB Security’s sole asset was a $108,000,000 note receivable (the “WB Note”) from a subsidiary of Olympus that was secured by the FPL Group’s ownership interest in Olympus and due September 1, 2004. On January 29, 1999, Adelphia purchased all of the aforementioned shares of Series C Preferred Stock and Class A Common Stock described above from Telesat for aggregate cash consideration of $149,213,000, and on October 1, 1999, the Company acquired FPL Group’s interest in Olympus in exchange for all of the outstanding common stock of WB Security. The acquired shares of Class A Common Stock are presented as treasury stock in the accompanying consolidated balance sheets. The acquired shares of Series C Preferred Stock were returned to their original status of authorized but unissued. On June 24, 2004, the Creditors’ Committee filed an adversary proceeding in the Bankruptcy Court, among other things, to avoid, recover and preserve the cash paid by Adelphia pursuant to the repurchase of its Series C Preferred Stock and Class A Common Stock together with all interest paid with respect to such repurchase. A hearing date relating to such adversary proceeding has not yet been set. Interest on the WB Note is calculated at a rate of 6% per annum (or after default at a variable rate of LIBOR plus 5%). FPL Group has the right, upon at least 60 days prior written notice, to require repayment of the principal and accrued interest on the WB Note on or after July 1, 2002. As of December 31, 2005 and 2004, the aggregate principal and interest due to the FPL Group pursuant to the WB Note was $127,537,000. The Company has not accrued interest on the WB Note for periods subsequent to the Petition Date. To date, the Company has not yet received a notice from FPL Group requiring the repayment of the WB Note.

From May 2002 until July 2003, the Company engaged Conway, Del Genio, Gries & Co., LLC (“CDGC”) to provide certain restructuring services pursuant to an engagement letter dated May 21, 2002 (the “Conway Engagement Letter”). During that time, Ronald F. Stengel, Adelphia’s former and interim Chief Operating Officer and Chief Restructuring Officer, was a Senior Managing Director of CDGC. The Conway Engagement Letter provided for Mr. Stengel’s services to Adelphia while remaining a full-time employee of CDGC. In addition, other employees of CDGC were assigned to assist Mr. Stengel in connection with the Conway Engagement Letter. Pursuant to the Conway Engagement Letter, the Company paid CDGC a total of $2,827,000 for its services in 2003 (which includes the services of Mr. Stengel). The Company also paid CDGC a total of $104,000 in 2003 for reimbursement of CDGC’s out-of pocket expenses incurred in connection with the engagement. These amounts are included in reorganization expenses due to bankruptcy in the accompanying consolidated statements of operations.

Sale of Security Monitoring Business

In November 2004, the Company entered into an asset purchase agreement to sell its security monitoring business in Pennsylvania, Florida and New York.  Such sale was approved by the Bankruptcy Court on January 28, 2005 and closed on February 28, 2005. The adjusted purchase price was $37,900,000. The Company recognized a $4,500,000 gain on this transaction during the year ended December 31, 2005.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 18:  Quarterly Financial Information (unaudited) (amounts in thousands, except per share amounts)

	Quarter Ended 2005
	March 31	June 30	September 30	December 31
Revenue	$1,069,002	$1,103,223	$1,088,568	$1,103,777
Operating income	$71,553	$74,564	$53,293	$83,419
Net income (loss) (1)	$(82,742)	$291,038	$(146,558)	$(27,075)
Amounts per weighted average share of common stock (2):
Basic net income (loss) applicable to Class A Common Stock	$(0.33)	$1.15	$(0.58)	$(0.11)
Diluted net income (loss) applicable to Class A Common Stock	$(0.33)	$0.86	$(0.58)	$(0.08)
Basic net income (loss) applicable to Class B Common Stock	$(0.33)	$1.10	$(0.58)	$(0.11)
Diluted net income (loss) applicable to Class B Common Stock	$(0.33)	$0.82	$(0.58)	$(0.08)

	Quarter Ended 2004
	March 31	June 30	September 30	December 31
Revenue	$1,007,330	$1,036,470	$1,041,366	$1,058,222
Operating income (loss)	$(42,981)	$(28,346)	$(107,961)	$14,284
Loss from continuing operations before cumulative effects of accounting changes (3)	$(503,442)	$(168,147)	$(260,797)	$(126,287)
Gain (loss) from discontinued operations	$499	$(1,070)	$—	$—
Loss before cumulative effects of accounting changes	$(502,943)	$(169,217)	$(260,797)	$(126,287)
Cumulative effects of accounting changes (4)	$(851,629)	$—	$—	$—
Net loss	$(1,354,572)	$(169,217)	$(260,797)	$(126,287)
Basic and diluted loss per weighted average share of common stock:
From continuing operations before cumulative effects of accounting changes	$(1.99)	$(0.67)	$(1.04)	$(0.50)
Cumulative effects of accounting changes	$(3.36)	$—	$—	$—
Net loss applicable to common stockholders	$(5.35)	$(0.67)	$(1.04)	$(0.50)

(1)   The Company recorded a $457,733,000 net benefit during the quarter ended June 30, 2005 related to the Government Settlement Agreements.

(2)   Basic and diluted EPS of Class A and Class B Common Stock considers the potential impact of dilutive securities. For the quarters ended March 31, 2005, September 30, 2005 and December 31, 2005, the potential impact of dilutive securities has been excluded from the calculation of basic and diluted EPS as the inclusion of potential common shares would have had an anti-dilutive effect.

(3)   The Company recorded a $425,000,000 charge during the quarter ended March 31, 2004 related to the Government Settlement Agreements.

(4)   As a result of the consolidation of the Rigas Co-Borrowing Entities, the Company recorded a $588,782,000 charge as a cumulative effect of a change in accounting principle during the quarter ended March 31, 2004. The application of the new amortization method to customer relationships acquired prior to 2004 resulted in an additional charge of $262,847,000 which has been reflected as a cumulative effect of a change in accounting principle.

SUPPLEMENTAL FINANCIAL SCHEDULES

ADELPHIA COMMUNICATIONS CORPORATION

(Debtors-In-Possession)

SCHEDULE I

CONDENSED BALANCE SHEETS (Parent Company Only)

(amounts in thousands)

	December 31,
	2005	2004

ASSETS
Receivable for securities	$10,029	$—
Total assets	$10,029	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Obligation to fund losses of investments in and advances to consolidated subsidiaries	$264,095	$327,713
Total current liabilities	264,095	327,713

Liabilities subject to compromise	7,891,777	7,888,113
Total liabilities	8,155,872	8,215,826

Stockholders’ deficit:
Series preferred stock	397	397
Class A Common Stock, $.01 par value, 1,200,000,000 shares authorized, 229,787,271 shares issued and 228,692,414 shares outstanding	2,297	2,297
Convertible Class B Common Stock, $.01 par value, 300,000,000 shares authorized, 25,055,365 shares issued and outstanding	251	251
Additional paid-in capital	12,071,165	12,071,165
Accumulated other comprehensive loss, net	(4,988)	(11,565)
Accumulated deficit	(20,187,028)	(20,221,691)
Treasury stock, at cost, 1,094,857 shares of Class A Common Stock	(27,937)	(27,937)
	(8,145,843)	(8,187,083)
Amounts due from the Rigas Family and Other Rigas Entities, net	—	(28,743)
Total stockholders’ deficit	(8,145,843)	(8,215,826)
Total liabilities and stockholders’ deficit	$10,029	$—

ADELPHIA COMMUNICATIONS CORPORATION

(Debtors-In-Possession)

SCHEDULE I

CONDENSED STATEMENTS OF OPERATIONS (Parent Company Only)

(amounts in thousands)

	Year ended December 31,
	2005	2004	2003

Other expense, net	$(36,134)	$(425,000)	$—

Share of income (losses) of consolidated subsidiaries, net	70,797	(1,485,873)	(832,612)
Net income (loss)	34,663	(1,910,873)	(832,612)
Dividend requirements applicable to preferred stock (contractual dividends were $120,125 during 2005, 2004 and 2003):
Beneficial conversion feature	(583)	(8,007)	(7,317)
Net income (loss) applicable to common stockholders	$34,080	$(1,918,880)	$(839,929)

ADELPHIA COMMUNICATIONS CORPORATION

(Debtors-In-Possession)

SCHEDULE I

CONDENSED STATEMENTS OF CASH FLOWS (Parent Company Only)

(amounts in thousands)

	Year ended December 31,
	2005	2004	2003

Operating Activities:
Net income (loss)	$34,663	$(1,910,873)	$(832,612)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share of (income) losses of consolidated subsidiaries, net	(70,797)	1,485,873	832,612
Provision for government settlement	—	425,000	—
Provision for uncollectible amounts due from Rigas Family and Rigas Family Entities	13,338	—	—
Impairment of receivable for securities	24,600	—	—
Other noncash gains, net	(1,804)	—	—
Net cash provided by operating activities	—	—	—

Investing Activities:
Net cash used in investing activities	—	—	—

Financing Activities:
Net cash provided by financing activities	—	—	—

Increase in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of year	—	—	—
Cash and cash equivalents at end of year	$—	$—	$—

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2005, 2004 and 2003

(Amounts in thousands)

	Balance at beginning of period	Additions/ charges to costs and expenses	Deductions (1)	Settlements (2)	Adjustments (3)	Balance at end of period
For the year ended December 31, 2005:
Allowance for doubtful accounts	$37,954	$50,273	$(60,133)	$(12,147)	$(35)	$15,912
Valuation allowance for deferred tax assets	4,715,603	33,334	—	—	(1,045)	4,747,892
For the year ended December 31, 2004:
Allowance for doubtful accounts	$40,108	$67,387	$(70,962)	$—	$1,421	$37,954
Valuation allowance for deferred tax assets	4,275,754	438,602	—	—	1,247	4,715,603
For the year ended December 31, 2003:
Allowance for doubtful accounts	$26,957	$56,395	$(43,244)	$—	$—	$40,108
Valuation allowance for deferred tax assets	3,984,586	291,168	—	—	—	4,275,754

(1)   Represents amounts written off as uncollectible, net of recoveries.

(2)   The decrease is primarily attributable to a settlement in connection with the Debtor’s Chapter 11 Cases.

(3)   The 2005 amount reflects the deconsolidation of Coudersport and Bucktail as a result of the Government Settlement Agreements (see Note 6). The 2004 amounts represent the impact of the consolidation of the Rigas Co-Borrowing Entities (see Note 5).

ITEM 9.            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

As noted on the cover page of this Annual Report, we are not an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) in respect of this Annual Report. Therefore, we are not required to provide the disclosures in this Annual Report otherwise required by Items 308(a) (Management’s Annual Report on Internal Control Over Financial Reporting) and 308(b) (Attestation Report of the Registered Public Accounting Firm) of Regulation S-K. In addition, our CEO and CFO are not required to certify as to the design of our internal control over financial reporting in respect of this Annual Report. Therefore, such officers’ respective certifications of this Annual Report, filed as Exhibits 31.1 and 31.2 to this Annual Report, do not contain this particular certification (customarily set forth as paragraph 4(b) to such certifications).

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our CEO, CFO and CAO, as appropriate, to allow timely decisions regarding required financial disclosure.

Our management, under the supervision and with the participation of our CEO, CFO and CAO, has completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the fiscal year ended December 31, 2005. Based on our evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, our management, including our CEO, CFO and CAO, concluded that as of December 31, 2005, our disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In the Company’s 2004 Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (“the 2004 Annual Report”), we disclosed three material weaknesses in our internal control over financial reporting. The following is a discussion of specific changes that we have made to our internal control over financial reporting during 2005 relating to the material weaknesses previously disclosed in the 2004 Annual Report.

A “control deficiency” exists when the design or operation of an internal control over financial reporting does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A “significant deficiency” is a control deficiency, or a combination of control deficiencies, that adversely affects the company’s ability to initiate, authorize, record, process or report external financial data reliably in accordance with GAAP such that there is more than a remote likelihood that a misstatement of the company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. A “material weakness” is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

With respect to the access to the financial applications and data material weakness disclosed in the 2004 Annual Report, we completed our remediation efforts with the exception of two significant deficiencies. One significant deficiency relates to a system constraint that would require significant system modification. The other significant deficiency relates to user access and was partially remediated as of December 31, 2005. During the fourth quarter of 2005, we completed the implementation of policies and procedures that govern security and access to our IT systems, programs and data, including those supporting our financial data relating to property and equipment and our general ledger and financial reporting applications. In addition, employees are required to complete training and acknowledge an understanding of our Code of Business Conduct and Ethics, which addresses proper use of our assets, including requirements for security/access controls.

With respect to the property and equipment accounting material weakness disclosed in the 2004 Annual Report, we completed our remediation efforts with the exception of one significant deficiency related to contractor labor and materials used in connection with our capital projects. We completed three accurate physical inventories, including one as of December 31, 2005, of our construction materials, repair and maintenance supplies and customer premise equipment. During the first quarter of 2005, we implemented policies and procedures to improve controls over capital projects specifically related to the commencement of depreciation expense for capital assets placed in service and controls over the appropriate review and approval for contractor labor and materials used in connection with capital projects. During the fourth quarter of 2005, we continued to enhance our policies and procedures for contractor labor and materials.

With respect to the period-end financial reporting process material weakness disclosed in the 2004 Annual Report, we completed our remediation efforts with the exception of one significant deficiency related to spreadsheets. During the first quarter of 2005, controls were implemented to ensure that journal entries recorded in our general ledger have adequate supporting documentation and are appropriately reviewed and approved prior to being recorded in the general ledger. During the third quarter of 2005, we implemented monitoring controls that help ensure general ledger accounts are assigned to specific accounting personnel accountable for ensuring that the general ledger accounts are reconciled and reviewed on a timely basis and that adequate supporting documentation is maintained. During the fourth quarter of 2005, we completed an inventory of significant spreadsheets used in our financial reporting process. In addition, we have provided guidelines to assist our personnel regarding the preparation and proper use of spreadsheets. During 2006, we will continue to improve internal controls over spreadsheets, including a monitoring process and ensuring that data integrity and version controls as well as restricted access are effective.

After consideration of the remediation efforts described above, we have concluded that as of December 31, 2005, the material weaknesses disclosed in the 2004 Annual Report have been remediated. In addition, based on the work we performed during 2005 on our internal control over financial reporting, we have not identified any new material weaknesses as of December 31, 2005.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

CURRENT EXECUTIVE OFFICERS AND DIRECTORS

Our current executive officers and directors and their respective ages (as of February 28, 2006) are as follows:

Name	Age	Position

William T. Schleyer	54	Chairman and CEO
Ron Cooper	48	President and COO
Vanessa A. Wittman	38	Executive Vice President and CFO
Brad M. Sonnenberg	50	Executive Vice President, General Counsel and Secretary
Scott D. Macdonald	44	SVP and CAO
David R. Brunick	44	SVP – Human Resources
Jack A. Olson	51	SVP – Media Services
Joseph W. Bagan	41	SVP – Southeast Region
Paula J. Trustdorf	59	SVP – Central Region
Lee A. Perron	52	SVP – California Region
Robert G. Wahl	64	SVP – Northeast Region
Steven M. Delgado	48	SVP – Western Region
E. Thayer Bigelow, Jr.	64	Director
Rodney W. Cornelius	55	Director
Anthony T. Kronman	60	Director
Philip R. Lochner, Jr.	62	Director
Susan Ness	57	Director
Kenneth L. Wolfe	67	Director

Below is information, including biographical information, about our current executive officers and directors.

William T. Schleyer has served as our Chairman and CEO since March 2003. Prior to joining Adelphia, from October 2001 to November 2002, Mr. Schleyer was President and CEO of AT&T Broadband, which provided cable video, HSI access and telephony service to more than 13 million homes across the United States. AT&T Broadband merged with Comcast Corporation in November 2002. Prior to joining AT&T Broadband, from February 2000 to October 2001, Mr. Schleyer was a principal in Pilot House Ventures Group, LLC, a venture capital company based in Boston. Mr. Schleyer also previously served as President and COO of MediaOne, the broadband services arm of U S WEST Media Group from November 1996 to October 1997. He also was President and COO of Continental Cablevision, Inc. before the company’s merger with U S WEST in 1996. Mr. Schleyer serves on the board of directors for the National Cable Television Association, CableLabs, Inc., C-SPAN and Rogers Communications, Inc.

Ron Cooper has served as our President and COO since March 2003. Prior to joining Adelphia, Mr. Cooper was COO of AT&T Broadband from October 2001 to November 2002, where he was responsible for the operational management of all of the company’s functional and geographical units and directed AT&T Broadband’s video, voice and data businesses. Before joining AT&T Broadband, from April 2000 to October 2001, Mr. Cooper was co-founder, President and COO of Relera, an information services company serving corporate customers. Mr. Cooper previously served as Executive Vice President of MediaOne from 1995 to July 1999, where he oversaw all operations, and previously held a number of senior executive positions with Continental Cablevision, Inc. Mr. Cooper is a member of the National Cable Television Association, the Cable and

Telecommunications Association for Marketing and a number of state trade associations and industry and community organizations.

Vanessa A. Wittman has served as our Executive Vice President and CFO since March 2003. Prior to joining Adelphia, from April 2001 to March 2003, Ms. Wittman served as CFO at 360networks, a telecommunications service provider, where she led that company’s restructuring efforts to successfully emerge from bankruptcy protection. From February 2000 to April 2001, Ms. Wittman served as Vice President, Corporate Development at 360networks. Prior to joining 360networks, Ms. Wittman served as Senior Director of Corporate Development at Microsoft Corporation from April 1999 to May 2000, and had previously been the CFO of the wireless-services company, Metricom, Inc. from April 1997 to December 1999.

Brad M. Sonnenberg has served as our Executive Vice President, General Counsel and Secretary since July 2003. Prior to joining Adelphia, Mr. Sonnenberg was Senior Vice President, General Counsel and Secretary from June 2002 to July 2003 at Covad Communications, where he played a lead role in that company’s bankruptcy restructuring. Mr. Sonnenberg joined Covad Communications, a provider of HSI and network access utilizing DSL technology, in January 1999. From October 1990 to January 1999, Mr. Sonnenberg served as an Assistant U.S. Attorney for the Department of Justice, where he prosecuted white collar crimes.

Scott D. Macdonald has served as our SVP and CAO since March 2003. Prior to joining Adelphia, Mr. Macdonald was Senior Vice President and Corporate Controller at AT&T Broadband from February 2001 to November 2002. From June 2000 to January 2001, Mr. Macdonald served as AT&T Broadband’s Vice President of Financial Operations. Prior to this position, Mr. Macdonald was Senior Vice President of Accounting and Finance for AT&T Broadband from June 1999 to May 2000. Before joining AT&T Broadband, Mr. Macdonald was Vice President and Controller for Primestar, Inc., a provider of satellite television services in the United States, from October 1996 to May 1999. He is a certified public accountant in the state of Colorado and is a member of the American Institute of Certified Public Accountants and the Colorado Society of Certified Public Accountants.

David R. Brunick has served as our SVP—Human Resources since March 2003. Mr. Brunick has 22 years of human resource experience in the transportation, health, telecommunications and cable/broadband industries. Prior to joining Adelphia, from February 2000 through December 2002, Mr. Brunick was Senior Vice President of Human Resources for AT&T Broadband. Prior to that position, from January 1998 to February 2000, Mr. Brunick was Vice President of Human Resources at MediaOne.

Jack A. Olson has served as our SVP—Media Services since April 2003. Mr. Olson joined Adelphia in 1980. He has held a series of management and marketing positions with us, including Regional Sales and Marketing Director for Michigan, Ohio, New York and Virginia from October 1985 to July 1989, Corporate Director of Advertising from July 1989 to January 1996 and Vice President of Media Development from January 1996 to March 2003.

Joseph W. Bagan has served as our SVP—Southeast Region since April 2004. From March 2003 to March 2004, Mr. Bagan was the Senior Vice President—Information Technology and Chief Administrative Officer of Adelphia. Prior to joining Adelphia, from December 2002 to February 2003, Mr. Bagan was the CFO for Ricochet Wireless High Speed Data Internet (d/b/a Ricochet Networks, Inc.), a wireless high-speed data service provider targeted to mobile high speed data users. Prior to joining Ricochet, Mr. Bagan was Chief Information Officer for AT&T Broadband from January 2000 to October 2001, and was the Senior Vice President of Billing Operations and Chief Information Officer from October 2001 to November 2002. Mr. Bagan had previously been a partner at Arthur Andersen responsible for the Communications, Media and High Tech consulting practice for the southwestern United States from October 1997 to January 2000.

Paula J. Trustdorf has served as our SVP—Central Region since September 2003. Ms. Trustdorf has more than 13 years of experience in the cable industry. Prior to joining Adelphia, from June 2000 to March 2003, Ms. Trustdorf was a Senior Vice President at AT&T Broadband, responsible for its Dallas Region. Prior to her role at AT&T Broadband, Ms. Trustdorf was Regional Vice President, Operations—Northwest Division at TCI of Colorado, Inc. from February 1998 to June 2000.

Lee A. Perron has served as our SVP—California Region since April 2003. Mr. Perron has 25 years experience in the cable television industry. He joined Adelphia in October 1999 in connection with Adelphia’s acquisition of Century. Mr. Perron held several management positions with Adelphia prior to being appointed to his current position, including Vice President, Corporate Affairs from October 1999 to February 2002 and Regional Vice President from March 2002 to March 2003. Prior to his employment with us, Mr. Perron held various management positions at Tele-Communications, Inc., serving as that company’s Regional Vice President, West Division from 1997 until 1998.

Robert G. Wahl has served as our SVP—Northeast Region since April 2003. Mr. Wahl joined Adelphia in 1990. Mr. Wahl has served in a series of management positions for us in connection with cable systems throughout the Northeast, including Corporate Director of Operations for the Great Lakes Region from June 1994 to July 1999, and Regional Vice President for the Great Lakes Region from August 1999 to March 2003.

Steven M. Delgado has served as our SVP—Western Region since September 2003. Mr. Delgado joined Adelphia in October 1999 as Regional Vice President in connection with Adelphia’s acquisition of Century. From 1997 to October 1999, Mr. Delgado served as Vice President at Century, where he managed its Western Region. Mr. Delgado is a 24-year veteran of the cable industry, and has worked in the areas of advertising sales, direct sales, telemarketing, marketing, programming and operations.

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

Philip R. Lochner, Jr. was appointed a director by the Board effective May 2003. Mr. Lochner is a member of the Compensation Committee and Chairman of the Corporate Governance and Nominating Committee of the Board. Mr. Lochner serves on the boards of directors of Apria Healthcare Group Inc., CMS Energy, GTech Holdings, Inc., Clarcor Inc. and Solutia Inc. Mr. Lochner served as Senior Vice President and Chief Administrative Officer of Time Warner, Inc. from July 1991 to June 1998. Previously, Mr. Lochner served as a Commissioner on the United States Securities and Exchange Commission from March 1990 to July 1991.

Susan Ness was appointed a director by the Board effective May 2003. Ms. Ness is a member of the Audit and Corporate Governance and Nominating Committees of the Board. Since August 2005, Ms. Ness has served as the President and Chief Executive Officer of GreenStone Media, LLC, formerly the Women’s Radio Network, LLC, formed to produce and syndicate talk radio for women. Since 2001, Ms. Ness has been a business consultant to communications companies. Ms. Ness was Distinguished Visiting Professor of Communication at the Annenberg School for Communication (University of Pennsylvania) and Director of Information and Society of the Annenberg Policy Center for the 2001-2002 academic year. Ms. Ness was a Commissioner of the Federal Communications Commission from 1994 to 2001. Prior to joining the Federal Communications Commission, Ms. Ness was a vice president of American Security Bank and was the group head for lending to communications companies. She also was Assistant General Counsel to the Banking, Currency and Housing Committee of the United States House of Representatives during the mid-1970s. Ms. Ness serves on the boards of directors of LCC International, Inc. and the Library of American Broadcasting Foundation.

Kenneth L. Wolfe was appointed a director by the Board effective August 2003. Mr. Wolfe is Chairman of the Audit Committee of the Board. Mr. Wolfe served as the Chairman and CEO of Hershey Foods Corporation, a food products manufacturing firm, from 1994 until his retirement in December 2001. He joined that company in 1967 and held various executive positions before being appointed Vice President and CFO in 1981. In 1984, Mr. Wolfe was named Senior Vice President. From 1985 to 1993, he was President and COO. Mr. Wolfe serves on the board of directors of Bausch & Lomb, Inc. and Revlon, Inc., and is a member of the Board of Trustees of Fidelity Funds.

There are no family relationships among our current executive officers and directors. Ms. Wittman was serving as an executive officer at 360networks when it filed for protection under Chapter 11 in June 2001.

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

Code of Business Conduct and Ethics

Adelphia adopted its Code of Ethics in April 2003 and amended its Code of Ethics in May 2005. See Item 1, “Business — Corporate Governance — Code of Business Conduct and Ethics.”

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors, executive officers and persons who own more than 10% of the Class A Common Stock, to file with the SEC initial reports of ownership and reports of changes in ownership of Adelphia’s equity securities. Directors, executive officers and greater than 10% stockholders are required by SEC regulations to provide us with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such reports furnished to us and written representations from our executive officers and directors, during and for the year 2005, all Section 16(a) filing requirements applicable to our executive officers and directors were complied with. In addition, based solely on our review of the copies of Section 16(a) reports furnished to us, the following greater than 10% stockholders did not file Forms 5 for the year 2005:  John J. Rigas, Michael J. Rigas, Timothy J. Rigas, James P. Rigas, Ellen Rigas Venetis, Highland, a Rigas Family Entity, and Leonard Tow. We are unable to determine whether such filings were required under Section 16(a) because we do not have access to, and those individuals have not provided us with, the necessary information to make such a determination.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

The following table sets forth for the periods indicated information regarding the compensation earned by or paid to our current CEO, the four other most highly compensated executive officers serving as of December 31, 2005 (collectively referred to herein as the “Named Executive Officers”):

Summary Compensation Table

	Annual Compensation
Name and Principal Position	Year	Salary ($ )		Bonus ($ )		Other Annual Compensation ($ )		All Other Compensation ($ )

	2005	1,275,000		1,966,632	(2)
William T. Schleyer (1)	2004	1,275,000		1,716,536	(3)
Chairman and CEO	2003	1,384,387	(4)	1,489,848	(5)

	2005	850,000		1,309,893	(6)
Ron Cooper (1)	2004	850,000		1,143,162	(7)
President and COO	2003	916,526	(8)	992,290	(9)			750	(10)

Vanessa A. Wittman (1) Executive Vice President and	2005 2004	597,885 485,962		1,834,926 1,178,202	(11) (13)	277,642	(12)	4,143	(10)
CFO	2003	356,610	(14)	1,570,322	(15)	111,921	(16)

Brad M. Sonnenberg (1)	2005	323,865		993,928	(17)	67,556	(18)	8,400	(10)
Executive Vice President,	2004	264,385		597,892	(19)	66,784	(20)	2,505	(10)
General Counsel and Secretary	2003	115,000	(21)	380,303	(22)	124,187	(23)

	2005	267,308		919,697	(24)			5,872	(10)
Joseph W. Bagan (1)	2004	257,308		539,500	(25)	81,590	(26)	5,538	(10)
SVP-Southeast Region	2003	217,154		632,729	(27)			750	(10)

(1)      Messrs. Schleyer and Cooper joined Adelphia in January 2003, Ms. Wittman and Mr. Bagan joined Adelphia in March 2003, and Mr. Sonnenberg joined Adelphia in July 2003.

(2)      Amount represents the 2005 portion of Mr. Schleyer’s signing bonus equal to $609,836 and an incentive bonus earned pursuant to our short-term incentive plan (the “STIP”) of $1,356,796. See Item 11, “Executive Compensation — Non-Equity Based Plans and Agreements Maintained by the Company — Short-Term Incentive Plan.”

(3)      Amount represents the 2004 portion of Mr. Schleyer’s signing bonus equal to $609,836 and an incentive bonus earned pursuant to the STIP of $1,106,700. See Item 11, “Executive Compensation — Non-Equity Based Plans and Agreements Maintained by the Company — Short-Term Incentive Plan.”

(4)      Amount represents $1,000,387, the pro rata portion of Mr. Schleyer’s annual salary of $1,275,000 for his services on and after March 18, 2003, and $384,000, Mr. Schleyer’s compensation for his services prior to March 18, 2003, as provided by his employment agreement. During the period January 17, 2003 through March 18, 2003 (the effective date of the Bankruptcy Court’s approval of Mr. Schleyer’s employment agreement), Mr. Schleyer was employed by Adelphia, but did not act as an officer or director of Adelphia.

(5)      Amount represents the 2003 portion of Mr. Schleyer’s signing bonus equal to $480,328 and an incentive bonus earned pursuant to the STIP of $1,009,521. See Item 11, “Executive Compensation — Non-Equity Based Plans and Agreements Maintained by the Company — Short-Term Incentive Plan.”

(6)      Amount represents the 2005 portion of Mr. Cooper’s signing bonus equal to $405,362 and an incentive bonus earned pursuant to the STIP of $904,531. See Item 11, “Executive Compensation — Non-Equity Based Plans and Agreements Maintained by the Company — Short-Term Incentive Plan.”

(7)      Amount represents the 2004 portion of Mr. Cooper’s signing bonus equal to $405,362 and an incentive bonus earned pursuant to the STIP of $737,800. See Item 11, “Executive Compensation — Non-Equity Based Plans and Agreements Maintained by the Company — Short-Term Incentive Plan.”

(8)      Amount represents $666,926, the pro rata portion of Mr. Cooper’s annual salary of $850,000 for his services on and after March 18, 2003, and $249,600, Mr. Cooper’s compensation for his services prior to March 18, 2003, as provided by his employment agreement. During the period January 17, 2003 through March 18, 2003 (the effective date of the Bankruptcy Court’s approval of Mr. Cooper’s employment agreement), Mr. Cooper was employed by Adelphia, but did not act as an officer or director of Adelphia.

(9)      Amount represents the 2003 portion of Mr. Cooper’s signing bonus equal to $319,277 and an incentive bonus earned pursuant to the STIP of $673,014. See Item 11, “Executive Compensation—Non-Equity Based Plans and Agreements Maintained by the Company—Short-Term Incentive Plan.”

(10)    Amount represents matching contributions under Adelphia’s 401(k) plan.

(11)    Amount represents an incentive bonus earned pursuant to the STIP of $508,926 and an award earned pursuant to the Amended and Restated Adelphia Communications Corporation Performance Retention Plan (the “PRP”) of $1,326,000. Pursuant to the terms of the PRP, the $1,326,000 award has not yet been paid. Unless vesting is accelerated in connection with a Change in Control (as defined in the PRP), the award generally vests in 36 equal monthly installments commencing in January 2006. See Item 11, “Executive Compensation — Non-Equity Based Plans and Agreements Maintained by the Company — Short-Term Incentive Plan” and Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Amended and Restated Adelphia Communications Corporation Performance Retention Plan.”  In addition, subject to the terms of the Amended and Restated Adelphia Communications Corporation Executive Vice President Continuity Program (the “EVP Stay Plan”) and the Amended and Restated Adelphia Communications Corporation Sale Bonus Program (the “Sale Plan”), Ms. Wittman may be eligible to receive $931,500 and $1,242,000, respectively, in the event of a Change in Control (as defined in the EVP Stay Plan and Sale Plan, respectively). See Item 11, “Executive Compensation — Non-Equity Based Plans and Agreements Maintained by the Company — EVP Stay Plan.”

(12)    Amount includes the payment of expenses in connection with relocating from Denver to New York (including related estimated tax gross up of $101,971).

(13)    Amount represents an incentive bonus earned pursuant to the STIP of $337,452 and an award earned pursuant to the PRP of $840,750. Unless vesting is accelerated in connection with a Change in Control (as defined in the PRP), the award generally vests in 36 equal monthly installments commencing in January 2005. Pursuant to the terms of the PRP, $140,125 of the $840,750 award was paid in January 2006. See Item 11, “Executive Compensation — Non-Equity Based Plans and Agreements Maintained by the Company — Short-Term Incentive Plan” and Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Amended and Restated Adelphia Communications Corporation Performance Retention Plan.”

(14)    Amount represents the pro rata portion of Ms. Wittman’s annual salary of $475,000 for her services on and after March 31, 2003.

(15)    Amount represents a one-time signing bonus of $250,000, incentive bonus earned pursuant to the STIP of $340,634 and an award earned pursuant to the PRP of $979,688. Unless vesting is accelerated in connection with a Change in Control (as defined in the PRP), the award generally vests in 36 equal monthly installments commencing in April 2004. Pursuant to the terms of the PRP, $163,281 of the $979,688 award was paid in April 2005. See Item 11, “Executive Compensation — Non-Equity Based Plans and Agreements Maintained by the Company — Short-Term Incentive Plan” and Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Amended and Restated Adelphia Communications Corporation Performance Retention Plan.”

(16)    Amount represents the payment of relocation expenses (including related estimated tax gross up of $996).

(17)    Amount represents an incentive bonus earned pursuant to the STIP of $275,678 and an award earned pursuant to the PRP of $718,250. Pursuant to the terms of the PRP, the $718,250 award has not yet been paid. Unless vesting is accelerated in connection with a Change in Control (as defined in the PRP), the award generally vests in 36 equal monthly installments commencing in January 2006. See Item 11, “Executive Compensation — Non-Equity Based Plans and Agreements Maintained by the Company — Short-Term Incentive Plan” and Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Amended and Restated Adelphia Communications Corporation Performance Retention Plan.”  In addition, subject to the terms of the EVP Stay Plan and the Sale Plan, Mr. Sonnenberg may be eligible to receive $504,563 and $672,750, respectively, in the event of a Change in Control (as defined in the EVP Stay Plan and Sale Plan, respectively). See Item 11, “Executive Compensation — Non-Equity Based Plans and Agreements Maintained by the Company — EVP Stay Plan.”

(18)    Amount represents (i) the payment of the following expenses:  (a) rental costs for an apartment in Denver of $25,004; (b) temporary storage costs of $4,552; and (c) related estimated tax gross up of $22,622 and (ii) a housing stipend of $15,000 for housing in New York. Mr. Sonnenberg began receiving the housing stipend of $5,000 per month beginning October 2005.

 (19)   Amount represents an incentive bonus earned pursuant to the STIP of $137,692 and an award earned pursuant to the PRP of $460,200. Unless vesting is accelerated in connection with a Change in Control (as defined in the PRP), the award generally vests in 36 equal monthly installments commencing in January 2005. Pursuant to the terms of the PRP, $76,700 of the $460,200 award was paid in January 2006. See Item 11, “Executive Compensation — Non-Equity Based Plans and Agreements Maintained by the Company — Short-Term Incentive Plan” and Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Amended and Restated Adelphia Communications Corporation Performance Retention Plan.”

(20)    Amount represents the payment of the following expenses:  (a) relocation expenses of $7,503; (b) rental costs for an apartment in Denver of $38,867; and (c) related estimated tax gross up of $20,414.

(21)    Amount represents the pro rata portion of Mr. Sonnenberg’s annual salary of $260,000 for his services on and after July 21, 2003.

(22)    Amount represents an incentive bonus earned pursuant to the STIP of $82,386 and an award earned pursuant to the PRP of $297,917. Unless vesting is accelerated in connection with a Change in Control (as defined in the PRP), the award generally vests in 36 equal monthly installments commencing in August 2004. Pursuant to the terms of the PRP, $49,653 of the $297,917 award was paid in August 2005. See Item 11, “Executive Compensation — Non-Equity Based Plans and Agreements Maintained by the Company — Short-Term Incentive Plan” and Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Amended and Restated Adelphia Communications Corporation Performance Retention Plan.”

(23)    Amount represents the payment of relocation expenses (including related estimated tax gross up of $12,156).

(24)    Amount represents an incentive bonus earned pursuant to the STIP of $150,097, an award earned pursuant to the PRP of $574,600 and a bonus paid pursuant to the Adelphia Communications Corporation Key Employee Continuity Program (the “Stay Plan”) of $195,000. Pursuant to the terms of the PRP, the $574,600 award has not yet been paid. Unless vesting is accelerated in connection with a Change in Control (as defined in the PRP), the awards generally vest in 36 equal monthly installments commencing in January 2006. See Item 11, “Executive Compensation — Non-Equity Based Plans and Agreements Maintained by the Company — Short-Term Incentive Plan” and “Amended and Restated Adelphia Communications Corporation Performance Retention Plan.”  In addition, subject to the terms of the Sale Plan, Mr. Bagan may be eligible to receive $270,000 in the event of a Change in Control (as defined in the Sale Plan). See Item 11, “Executive Compensation — Non-Equity Based Plans and Agreements Maintained by the Company — Stay Plan” and “Executive Compensation — Non-Equity Based Plans and Agreements Maintained by the Company — Sale Plan.”

(25)    Amount represents an incentive bonus earned pursuant to the STIP of $97,000 and an award earned pursuant to the PRP of $442,500. Unless vesting is accelerated in connection with a Change in Control (as defined in the PRP), the awards generally vest in 36 equal monthly installments commencing in January 2005. Pursuant to the terms of the PRP, $73,750 of the $442,500 award was paid in January 2006. See Item 11, “Executive

Compensation — Non-Equity Based Plans and Agreements Maintained by the Company — Short-Term Incentive Plan” and “Amended and Restated Adelphia Communications Corporation Performance Retention Plan.”

(26)    Amount represents the payment of relocation expenses (including related estimated tax gross up of $3,339).

(27)    Amount represents an incentive bonus earned pursuant to the STIP of $117,104 and an award earned pursuant to the PRP of $515,625. Unless vesting is accelerated in connection with a Change in Control (as defined in the PRP), the awards generally vest in 36 equal monthly installments commencing in April 2004. Pursuant to the terms of the PRP, $85,938 of the $515,625 award was paid in April 2005. See Item 11, “Executive Compensation — Non-Equity Based Plans and Agreements Maintained by the Company — Short-Term Incentive Plan” and Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Amended and Restated Adelphia Communications Corporation Performance Retention Plan.”

STOCK OPTION/SAR GRANTS

There were no grants of stock options or stock appreciation rights (“SARs”) to any of the Named Executive Officers in 2005.

AGGREGATED OPTION/SAR EXERCISES AND YEAR-END OPTION/SAR VALUES

During the fiscal year ended December 31, 2005, none of the Named Executive Officers exercised any stock options or SARs. As of December 31, 2005, none of the Named Executive Officers held any stock options or SARs.

LONG-TERM INCENTIVE PLAN AWARDS

None of the Named Executive Officers received long-term incentive plan awards in 2005.

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

The employment agreements provide for annual base salaries of $1,275,000 for Mr. Schleyer and $850,000 for Mr. Cooper, to be reviewed by the Board annually but not to be decreased except upon mutual consent. The executives were guaranteed an annual bonus for 2003 of 100 percent of base salary prorated for the period between the effective date of the agreement and December 31, 2003. In 2004 and all subsequent years, the executives are eligible for an annual bonus of 100 percent of base salary for meeting certain performance targets, and such bonus may be adjusted accordingly for performance below or above the performance targets. The agreements provide for a signing bonus of $1,700,000 for Mr. Schleyer and $1,130,000 for Mr. Cooper, to be payable in ratable monthly installments from the month in which the effective date occurs until December 2005. As of December 31, 2005, we paid $609,836 and $405,362 to Mr. Schleyer and Mr. Cooper, respectively, for the 2005 portion of their signing bonuses and fully satisfied our obligation to pay these signing bonuses.

Each agreement provides that if an executive’s employment is terminated by Adelphia not for Cause (as defined in the agreements) or by the executive for Good Reason (as defined in the agreements), the executive shall receive within 30 days after termination a payment of three times the sum of base salary and target bonus. The executive will also be entitled to health coverage at employee rates for 18 months.

Each agreement provides that if the executive does not complete the initial term of employment by reason of termination by us without Cause, resignation by the executive for Good Reason or death or disability, the remaining unpaid balance of the signing bonus will be paid to the executive (or his estate) within 30 days after the termination date. If the executive’s employment is terminated by Adelphia for Cause or by the executive not for Good Reason, the executive shall receive salary earned through the date of termination of employment. Each agreement provides that if employment had been terminated for Cause before December 2005, the executive would have been required to repay the portion of the signing bonus he received. These agreements also provided that if the executive had voluntarily terminated employment not for Good Reason before December 2005, the executive would not have received the remaining portion of his signing bonus.

Each agreement provides that upon Adelphia’s emergence from bankruptcy, the executives will be entitled to receive initial equity awards of restricted shares of Adelphia stock valued at $10.2 million for Mr. Schleyer and $6.8 million for Mr. Cooper. One-third of the restricted shares will vest on the second anniversary of the effective date of each executive’s employment agreement, an additional one-third will vest on the first anniversary of the date of Adelphia’s emergence from bankruptcy, and the final one-third will vest on the second anniversary of the date of such emergence. The executives are eligible to receive an additional grant of restricted shares of up to $5.1 million for Mr. Schleyer and $3.4 million for Mr. Cooper if the Board determines that the executives’ performance during the pre-emergence period was exceptional. For each calendar year after the year in which Adelphia emerges from bankruptcy, the executives will be eligible to receive equity awards (made up of restricted shares and/or stock options) valued at two times the sum of base salary plus target annual bonus, if they achieve certain performance targets set by the Board. Upon emergence from bankruptcy and in each year thereafter, the executives will be eligible to receive grants of stock options in amounts to be determined by the Board. If the executives are terminated by Adelphia for Cause or resign not for Good Reason, all unvested restricted shares, restricted deferred share units, and options are forfeited. Any vested stock options immediately expire if the executive is terminated by Adelphia for Cause. If the executive resigns other than for Good Reason, any vested stock options must be exercised within 30 days.

The executives agree not to compete with us for one year after employment is terminated for any reason other than the expiration of the agreement. Each employment agreement also provides that the executives shall not divulge confidential information, shall not solicit our customers for one year following termination of employment for any reason and shall assign intellectual property rights to us.

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

Each of the employment agreements provides that each of the executives will be permitted use of our aircraft in accordance with our aircraft policy approved by the Board, provided that no personal use of our aircraft shall be permitted.

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

The agreement provides for initial annual base salary of $475,000, which may be increased subject to periodic review. Pursuant to the Compensation Committee’s annual performance review of Ms. Wittman in January 2004, her annual base salary was increased to $490,000, effective in April 2004. Effective January 1, 2005, we increased Ms. Wittman’s annual base salary to $600,000 pursuant to an order entered by the Bankruptcy Court on April 20, 2005 (the “EVP KERP Order”). Pursuant to the Compensation Committee’s annual performance review of Ms. Wittman in January 2006, her annual base salary was increased to $621,000 effective January 1, 2006.

The agreement provides that Ms. Wittman is eligible to earn annual incentive bonuses of 80% of base salary, upon the satisfaction of performance goals set by the Compensation Committee. The agreement also provides that Ms. Wittman is eligible to participate in the PRP, the initial terms of which include a grant of 200% of base salary to be payable in accordance with the terms of the plan and prorated for the first year of employment.

The employment agreement provides that in the event that Ms. Wittman’s employment terminates due to death or disability, she is entitled to accrued and unpaid base salary, accrued and unpaid incentive bonuses, a pro rata portion of the incentive bonus for the year in which termination occurs, all vested and unpaid benefits under our benefit plans and unreimbursed reasonable and necessary business expenses. In the event that Ms. Wittman’s employment is terminated by Adelphia other than for death, disability or Cause (as defined in the employment agreement), or if terminated by Ms. Wittman for Good Reason (as defined in the employment agreement), she is entitled to, in addition to the aforementioned, continued payments of an amount equal to the base salary for two years and payment of health care premiums equal to the price of Company health care premiums for one year. In the event Ms. Wittman is terminated for Cause or by her without Good Reason, she is only entitled to receive accrued and unpaid base salary, vested benefits and unreimbursed reasonable and necessary business expenses.

Ms. Wittman has agreed not to perform services for any digital broadcast service provider that competes with Adelphia in the principal geographic locations where Adelphia is then doing business for at least 12 months following termination of her employment for any reason without the express prior written approval of Adelphia. The employment agreement provides that Ms. Wittman shall not divulge confidential information, shall not solicit our customers for one year following termination of employment for any reason and shall have no claim to our intellectual property rights.

Pursuant to the EVP KERP Order, we have implemented several compensation and retention-related measures for Ms. Wittman as follows:

•      subject to the terms of the EVP Stay Plan, Ms. Wittman may be eligible to receive $931,500 in the event of a Change in Control (as defined in the EVP Stay Plan). See Item 11, “Executive Compensation — Non-Equity Based Plans and Agreements Maintained by the Company — Key Employee Retention Programs — EVP Stay Plan;” and

•      subject to the terms of the Sale Plan, Ms. Wittman may be eligible to receive $1,242,000 in the event of a Change in Control (as defined in the Sale Plan). See Item 11, “Executive Compensation — Non-Equity Based Plans and Agreements Maintained by the Company — Key Employee Retention Programs — Sale Plan.”

Brad M. Sonnenberg

Adelphia entered into an employment agreement with Brad M. Sonnenberg—Executive Vice President, General Counsel and Secretary, effective July 21, 2003. The term of the agreement runs until the death or disability of Mr. Sonnenberg or termination by Adelphia or Mr. Sonnenberg for any reason.

The agreement provided for initial annual base salary of $260,000 which may be increased subject to periodic review. Pursuant to the Compensation Committee’s annual performance review of Mr. Sonnenberg in January 2004, his annual base salary was increased to $266,000, effective in April 2004. Effective January 1, 2005, we increased Mr. Sonnenberg’s annual base salary to $325,000 pursuant to the EVP KERP Order. Pursuant to the Compensation Committee’s annual performance review of Mr. Sonnenberg in January 2006, his annual base salary was increased to $336,375, effective January 1, 2006.

The agreement provides that Mr. Sonnenberg is eligible to earn annual incentive bonuses of 60% of base salary, upon the satisfaction of performance goals set by the Compensation Committee. The agreement also provides that Mr. Sonnenberg is eligible to participate in the PRP, the initial terms of which include a grant of 200% of base salary to be payable in accordance with the terms of the plan and prorated for the first year of employment.

The employment agreement provides that in the event that Mr. Sonnenberg’s employment terminates due to death or disability, he is entitled to accrued and unpaid base salary, accrued and unpaid incentive bonuses, a pro rata portion of the incentive bonus for the year in which termination occurs, all vested and unpaid benefits under our benefit plans and unreimbursed reasonable and necessary business expenses. In the event that Mr. Sonnenberg’s employment is terminated by Adelphia other than for death, disability or Cause (as defined in the employment agreement), or if terminated by Mr. Sonnenberg for Good Reason (as defined in the employment agreement), he is entitled to, in addition to the aforementioned, continued payments of an amount equal to the base salary for two years and payment of health care premiums equal to the price of Company health care premiums for one year. In the event Mr. Sonnenberg is terminated for Cause or by him without Good Reason, he is only entitled to receive accrued and unpaid base salary, vested benefits and unreimbursed reasonable and necessary business expenses.

Mr. Sonnenberg has agreed not to perform services for any digital broadcast service provider that competes with Adelphia in the principal geographic locations where Adelphia is then doing business for at least 12 months following termination of his employment for any reason without the express prior written approval of Adelphia. The employment agreement provides that Mr. Sonnenberg shall not divulge confidential information, shall not solicit our customers for at least 12 months following termination of employment for any reason and shall have no claim to our intellectual property rights.

Pursuant to the EVP KERP Order, we have implemented several compensation and retention-related measures for Mr. Sonnenberg as follows:

•      increased Mr. Sonnenberg’s annual bonus opportunity under the STIP from 60% to 80% of his base salary. This bonus amount will be determined based on our performance in relation to certain financial and operational targets in accordance with the terms of the STIP. See Item 11, “Executive Compensation — Non-Equity Based Plans and Agreements Maintained by the Company — Short-Term Incentive Plan;

•      subject to the terms of the EVP Stay Plan, Mr.  Sonnenberg may be eligible to receive $504,563 in the event of a Change in Control (as defined in the EVP Stay Plan). See Item 11, “Executive Compensation — Non-Equity Based Plans and Agreements Maintained by the Company — Key Employee Retention Programs — EVP Stay Plan;” and

•      subject to the terms of the Sale Plan, Mr. Sonnenberg may be eligible to receive $672,750 in the event of a Change in Control (as defined in the Sale Plan). See Item 11, “Executive Compensation — Non-Equity Based Plans and Agreements Maintained by the Company — Key Employee Retention Programs — Sale Plan.”

Joseph W. Bagan

On November 1, 2004, Adelphia entered into an amended and restated employment agreement with Joseph W. Bagan—SVP-Southeast Region. The agreement became effective on the date of execution and supersedes the prior employment agreement that Mr. Bagan had with Adelphia that became effective May 8, 2003. The term of the agreement runs until Mr. Bagan’s death or disability, termination by Adelphia with or without Cause (as defined in the employment agreement), or termination with or without Good Reason (as defined in the employment agreement). Modifications to the agreement include revisions to the definition of Good Reason, the provision concerning the reimbursement of business and other expenses and the calculation of the incentive bonus in the event of termination from Adelphia. Also, provisions regarding continued medical coverage for up to two years following certain termination events and reimbursement for relocation expenses were added.

The employment agreement provides for an annual base salary of $260,000, which may be increased, subject to periodic review. Pursuant to the Compensation Committee’s annual performance review of Mr. Bagan in January 2005, his annual base salary was increased to $270,000 effective in April 2005. Pursuant to the Compensation Committee’s annual performance review of Mr. Bagan in January 2006, his annual base salary was increased to $280,000, effective in April 2006.

The employment agreement also provides that Mr. Bagan is eligible to earn annual incentive bonuses of 50% of base salary, upon the satisfaction of performance goals set by the Compensation Committee. The agreement also provides that Mr. Bagan is eligible to participate in the PRP, the initial terms of which include a grant of 200% of base salary to be payable in accordance with the terms of the plan and prorated for the first year of employment. Subject to the terms of the Sale Plan, Mr. Bagan may be eligible to receive $270,000 in the event of a Change in Control (as defined in the Sale Plan). See Item 11, “Executive Compensation — Non-Equity Based Plans and Agreements Maintained by the Company — Key Employee Retention Programs — Sale Plan.”

The agreement provides that in the event that Mr. Bagan’s employment terminates due to death or disability, he is entitled to any accrued, unpaid base salary and incentive bonuses, a pro rata portion of the incentive bonus for the year in which termination occurs, all vested and unpaid benefits under our benefit plans and unreimbursed business expenses. In the event that Mr. Bagan’s employment is terminated by Adelphia other than for death, disability or Cause, or if terminated by Mr. Bagan for Good Reason, he is entitled to, in addition to the aforementioned, payment of an amount equal to the base salary for two years, continued medical coverage for two years and reimbursement for relocation expenses if he had previously relocated at our request since March of 2003. In the event Mr. Bagan is terminated for Cause or by him without Good Reason, he shall only receive accrued, unpaid base salary, vested benefits and unreimbursed expenses.

Mr. Bagan has agreed not to perform services for any regional bell operating company and any satellite company for at least 12 months following termination of employment for any reason without our express prior written approval. The agreement also provides that Mr. Bagan shall not divulge confidential information, shall not solicit our customers or employees for at least 12 months following termination of employment for any reason and shall have no claim to our intellectual property rights.

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee is currently comprised of E. Thayer Bigelow, Jr. and Philip R. Lochner, both of whom have been serving on such committee since 2003. None of the members of our Compensation Committee in 2005 was an officer or employee of Adelphia or any of its subsidiaries during 2005, and none of them has ever been an officer of Adelphia or any of its subsidiaries. During 2005, none of our executive officers served as a member of the board of directors or compensation committee of any other company that had one or more executive officers serving as a member of our Board or our Compensation Committee.

NON-EQUITY BASED PLANS AND AGREEMENTS MAINTAINED BY THE COMPANY

Key Employee Retention Programs

On September 21, 2004, the Bankruptcy Court entered orders authorizing the Debtors to implement and adopt the Adelphia Communications Corporation Key Employee Continuity Program (as amended, the “Stay Plan”) and the Adelphia Communications Corporation Sale Bonus Program (as amended, the “Sale Plan”). On April 20, 2005, the Bankruptcy Court entered the EVP KERP Order authorizing the Debtors to implement and adopt the Adelphia Communications Corporation Executive Vice President Continuity Program (as amended, the “EVP Stay Plan,” and, together with the Stay Plan and the Sale Plan, the “Continuity Program”), and authorized the Executive Vice Presidents’ participation in a stay bonus program. The EVP Stay Plan was amended on November 3, 2005. Such amendment is contingent upon a Change in Control (as defined in the EVP Stay Plan). The Continuity Program is designed to motivate certain employees (including our Named Executive Officers, other than our CEO and COO) to remain with us.

With respect to the Continuity Program, in the event that a Change in Control (as defined in the EVP Stay Plan, the Stay Plan and the Sale Plan) occurs and all of the bonuses under the Continuity Program are paid, the total cost of the Continuity Program could be approximately $33.7 million (including approximately $1.4 million payable under the EVP Stay Plan, $9.4 million paid under the Stay Plan during 2005, $19.9 million payable under the Sale Plan (including approximately $1.9 million payable to certain Executive Vice Presidents under the Sale Plan pursuant to the EVP KERP Order) and a $3.0 million pool from which our CEO may grant additional stay or sale bonuses, of which $760,950 was paid as stay bonuses during 2005).

EVP Stay Plan

Subject to the terms of the EVP Stay Plan, certain of our employees with the title of Executive Vice President are participants in the EVP Stay Plan and are eligible to receive a cash payment in the form of a bonus if, subject to certain limited exceptions, the participants continue their active employment with us from the date such participants are notified in writing that they have been selected for coverage under the EVP Stay Plan until immediately prior to the date on which a Change in Control (as defined in the EVP Stay Plan) occurs. Subject to the terms of the EVP Stay Plan, our CEO establishes the amount of each participant’s stay bonus, which amounts were approved by the Compensation Committee of the Board. Mr. Sonnenberg and Ms. Wittman are the only Executive Vice Presidents that participate in the EVP Stay Plan. During the year ended December 31, 2005, we recognized expense of approximately $1.0 million related to the EVP Stay Plan.

Stay Plan

Subject to the terms of the Stay Plan, certain of our employees (other than employees who participate in the EVP Stay Plan) received cash payments in the form of bonuses as such participants continued their active employment with us through the nine-month period ended July 5, 2005. Subject to the terms of the Stay Plan, our CEO has established the amount of each participant’s stay bonus, which amounts were approved by the Compensation Committee of the Board. We recognized expense of approximately $6.9 million and $3.3 million during 2005 and 2004, respectively, related to the Stay Plan and additional stay bonuses (and paid approximately $9.4 million related to the Stay Plan and $760,950 related to additional stay bonuses in 2005). We do not intend to pay any further bonuses under the Stay Plan.

Sale Plan

Under the terms of the Sale Plan, certain of our employees may be eligible to receive cash payments in the form of a bonus if, subject to certain limited exceptions, the participants continue their active employment with us or our successors until, and following, a Change in Control (as defined in the Sale Plan). Generally, 50% of the bonus amount will be paid to eligible participants within 10 business days of the effective date of the Change in Control and the remaining 50% of the bonus amount will be paid to eligible participants upon a date that is within 10 business days of the six-month anniversary of such effective date (the “Second Sale Bonus Payment Date”). However, if an eligible participant is terminated following a Change in Control without Cause (as defined in the Sale Plan) or due to death or disability or by the participant for Good Reason (as defined in the Sale Plan) after the required payment date for the first installment of such bonus but prior to the Second Sale Bonus Payment Date, then the participant will be entitled to receive any unpaid amounts of such bonus on the Second Sale Bonus Payment Date. Our CEO has selected the participants and established the amount of each participant’s sale bonus, and the Compensation Committee has approved such amounts. During the year ended December 31, 2005, we recognized expense of approximately $16.0 million related to the Sale Plan and additional sale bonuses.

Amended and Restated Severance Program

Certain of our employees are currently afforded severance benefits either pursuant to Adelphia’s existing severance plan, the Amended and Restated Adelphia Communications Corporation Severance Plan (the “Severance Plan”), or pursuant to an existing employment agreement with us (each an “Existing Employment Agreement”). Except for certain limited exceptions, all full-time employees of Adelphia and certain affiliates that do not have Existing Employment Agreements are covered by the Severance Plan, which provides for severance pay in the event of certain involuntary employment terminations without Cause (as defined in the Severance Plan). The severance benefits pursuant to the Severance Plan and the Existing Employment Agreements could cost us a maximum of approximately $10 million, consisting of severance benefits, healthcare continuation and relocation reimbursement expenses, if each Director-level employee, vice president (“VP”) and senior vice president (“SVP”) were to be involuntarily separated from us and all eligible VPs and SVPs qualified for the maximum amount of relocation reimbursement. Messrs. Schleyer, Cooper and Sonnenberg and Ms. Wittman are not eligible to participate in the Severance Plan. During the year ended December 31, 2005, we recognized expense of approximately $5.0 million related to the Severance Plan.

Short-Term Incentive Plan

We maintain the STIP, which is a calendar-year program that provides for the payment of annual bonuses to our employees based upon the satisfaction of qualitative and quantitative metrics, as approved by the Compensation Committee of the Board. In general, full-time employees at the general manager level (who lead the operations of a local system or systems) and above (including all of our Named Executive Officers) are eligible to participate in the STIP. For 2005, approximately 320 employees participated in the STIP. Target awards under the STIP are based on a percentage of each participant’s base pay. Awards are determined based upon the satisfaction of certain performance criteria established by us and, where relevant, the satisfaction of certain performance criteria for certain regional operations, and individual performance criteria. The Company and regional performance criteria include revenue, operating cash flow, capital expenditures, customer care, internal controls and basic subscribers. Subject to the execution of a general release, in the event that an employee’s employment with us is terminated by us for any reason other than for cause (as determined by the plan administrator), such employee will be entitled to a pro rata portion paid at target of his or her STIP award for the year in which the termination occurs. We recognized expense related to the STIP of approximately $7.4 million during 2003 (and paid approximately $7.2 million in 2004), $9.6 million during 2004 (and paid approximately $9.4 million in 2005) and $12.3 million during 2005 (and paid approximately $12.5 million in the first quarter of 2006).

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of shares of Class A Common Stock and Class B Common Stock as of January 20, 2006 by each Named Executive Officer, each director, all executive officers and directors of Adelphia as a group, and each person known to us to own beneficially more than 5% of either class of common stock, based on 228,692,414 shares of Class A Common Stock and 25,055,365 shares of Class B Common Stock outstanding as of December 31, 2005. Unless otherwise noted, each of the stockholders in the table has sole voting and investment power for the corresponding shares of stock owned by such stockholder. The business address of each director and officer named below, unless otherwise noted, is c/o Adelphia Communications Corporation, 5619 DTC Parkway, Greenwood Village, Colorado 80111.

Name	Shares of Class A Common Stock (a)		Percent of Class A Common Stock	Shares of ClassB Common Stock (a)		Percentof Class B Common Stock

William T. Schleyer	—		—	—		—
Ron Cooper	—		—	—		—
Vanessa A. Wittman	—		—	—		—
Brad M. Sonnenberg	—		—	—		—
Joseph W. Bagan	—		—	—		—
E. Thayer Bigelow	—		—	—		—
Rodney W. Cornelius	—		—	—		—
Anthony T. Kronman	—		—	—		—
Philip R. Lochner	—		—	—		—
Susan Ness	—		—	—		—
Kenneth L. Wolfe	—		—	—		—
All executive officers and directors as a group (18 persons)	8,559		*	—		—
5% Beneficial Owners
(b)	60,488,832	(c)	22.7%	37,212,877	(c)	100.0%
Leonard Tow 160 Lantern Ridge Road New Canaan, CT 06840	28,299,294	(d)	12.4%	—		—
Claire Tow 160 Lantern Ridge Road New Canaan, CT 06840	19,287,908	(e)	8.4%	—		—
David Z. Rosensweig 380 Lexington Avenue New York, NY 10168	19,154,997	(f)	8.4%	—		—

*        Less than 1% of the outstanding shares of such class.

(a)      Pursuant to the rules and regulations of the SEC, a person is deemed to beneficially own securities over which such person has or shares voting power or investment power, as well as securities over which such person has the right to acquire beneficial ownership within 60 days of January 20, 2006 (“Derivative Securities”). For purposes of computing the percentage of beneficial ownership of any person, only the Derivative Securities of such person and not the Derivative Securities of any other person are deemed to be outstanding.

(b)      Pursuant to the Forfeiture Order entered on June 8, 2005, all right, title and interest held by the Rigas Family and the Rigas Family Entities in our securities (the “Forfeited Securities”) were forfeited to the United States. Pursuant to the Non-Prosecution Agreement, one of the conditions to our obligation to make the contribution to the Restitution Fund is that we receive full and clear title to the Forfeited Securities. We expect that the United States will transfer full and clear title to the Forfeited Securities to us (subject to completion of forfeiture proceedings before a federal judge to determine if there are any superior claims). For additional information concerning the Forfeiture Order, the Non-Prosecution Agreement and the other Government Settlement Agreements, see Item 3, “Legal Proceedings — SEC Civil Action and DOJ Investigation.”

(c)      Based solely on our review of the Schedule 13D/A filed on August 15, 2001 by John J. Rigas, Michael J. Rigas, Timothy J. Rigas, James P. Rigas, Ellen Rigas Venetis, Doris Holdings, L.P., Eleni Acquisitions, Inc., Highland, Highland Holdings II, Highland 2000, L.P. and Highland 2000 LLC, the Forms 5 filed on February 13, 2002 by John J. Rigas, Michael J. Rigas, Timothy J. Rigas, James P. Rigas and Ellen Rigas Venetis, certain agreements referenced therein and our records, this amount consists of the following securities that, prior to the date of the Forfeiture Order and after the conviction and sentencing of John J. Rigas on June 20, 2005, the Rigas Family or the Rigas Family Entities had beneficially owned, or had the purported power to direct the voting of:  (i) 60,488,832 shares of Class A Common Stock, which consists of (1) 23,275,955 shares of Class A Common Stock, (2) 25,055,365 shares of Class B Common Stock and (3) 12,157,512 shares of Class B Common Stock issuable upon conversion of convertible subordinated notes at the option of the holder; and (ii) 37,212,877 shares of Class B Common Stock, which consists of (1) 25,055,365 shares of Class B Common Stock and (2) 12,157,512 shares of Class B Common Stock issuable upon of conversion of convertible subordinated notes at the option of the holder. Each share of Class B Common Stock is convertible into one share of Class A Common Stock at the option of the holder.

(d)      Based on our review of the Schedule 13G filed on April 11, 2003 by the Claire Tow Trust, The Leonard and Claire Tow Charitable Trust, Inc., the Tow Charitable Remainder Unitrust # 1, the Tow Foundation, Inc., Claire Tow, Leonard Tow and David Rosensweig (the “2003 Tow Schedule 13G”) and subsequent information provided by Mr. Rosensweig, the amount shown for Mr. Tow includes: (i) 6,090,290 shares as to which Mr. Tow has sole voting and investment power; and (ii) the following shares over which Mr. Tow disclaims beneficial ownership: (1) 19,149,997 shares held by trusts and foundations (17,307,308 of which are held by the Claire Tow Trust, 160 Lantern Ridge Road, New Canaan, CT 06840) as to all of which he may be deemed to share voting and investment power with his wife, Claire L. Tow, and Mr. Rosensweig; and (2) 3,059,007 shares held by Citizens Communications Company as to which he may be deemed to share voting and investment power. The amount shown for Mr. Tow does not include 137,911 shares described in note (e) as to which Mrs. Tow has sole voting and investment power, as to which shares Mr. Tow disclaims beneficial ownership.

(e)      Based on our review of the 2003 Tow Schedule 13G and subsequent information provided by Mr. Rosensweig, the amount shown for Mrs. Tow includes: (i) 137,911 shares as to which Mrs. Tow has sole voting and investment power; and (ii) the 19,149,997 shares held by trusts and foundations described in note (d) as to which she may be deemed to share voting and investment power with Mr. Tow and Mr. Rosensweig, and as to which shares Mrs. Tow disclaims beneficial ownership. The amount shown for Mrs. Tow does not include the 6,090,290 shares described in note (d) as to which Mr. Tow has sole voting and investment power, as to which shares Mrs. Tow disclaims beneficial ownership.

(f)       Based on our review of the 2003 Tow Schedule 13G and subsequent information provided by Mr. Rosensweig, the amount shown for Mr. Rosensweig includes: (i) 5,000 shares as to which Mr. Rosensweig has sole voting and investment power; and (ii) 19,149,997 shares held by trusts and foundations described in note (d) as to which he may be deemed to share voting and investment power with Mr. and Mrs. Tow, as to which Mr. Tow disclaims beneficial ownership.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2005 with respect to shares of Class A Common Stock that may be issued under our existing equity compensation plans.

Plan Category (1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders (2)	23,250	$44.25	7,476,750

Equity compensation plans not approved by security holders (3)	N/A	N/A	N/A

Total	23,250	$44.25	7,476,750

(1)           The table does not include information for the equity compensation plans assumed by us in connection with the acquisition of Century during the fourth quarter of 1999. The number of securities to be issued upon exercise of outstanding options, warrants and rights under plans assumed in the acquisition and outstanding at December 31, 2005 was 4,146 and the weighted-average exercise price was $8.68. No further grants or awards have been or will be made under the assumed plans.

(2)           Our stockholders approved the Adelphia 1998 Long-Term Incentive Compensation Plan.

(3)           Our stockholders have not approved the PRP, the Adelphia and Hyperion Telecommunications Corporation Executive Performance Share Compensation Plan (the “EPSCP”) or the Employment Agreements for William T. Schleyer and Ron Cooper (which provide for the grant of equity awards in connection with and following the Debtors’ emergence from bankruptcy). The PRP and the EPSCP are not reflected in the table because there is no limit to the number of securities that can be granted pursuant to such plans and thus no definitive number of securities remaining available for future issuance. With respect to the PRP, as of December 31, 2005, approximately $1.2 million awards had been paid. With respect to the EPSCP, no awards have been granted under that plan since the 1999 plan year (although some award letters were sent in January 2001 relating to grants for the 1999 plan year), and we do not intend to grant any additional performance unit awards under the EPSCP. As of December 31, 2005, there were 18,271 performance units outstanding under the EPSCP. There are no options, warrants or rights outstanding with respect to the Class A Common Stock under the PRP or the EPSCP as of December 31, 2005.

The following is a description of the material provisions of our equity compensation plans that have not been approved by stockholders.

AMENDED AND RESTATED ADELPHIA COMMUNICATIONS CORPORATION PERFORMANCE RETENTION PLAN

The Adelphia Communications Corporation Performance Retention Plan was approved by the Bankruptcy Court on May 5, 2003, and the PRP, as amended and restated, was approved by the Bankruptcy Court on September 21, 2004. The PRP was amended, contingent upon a Change in Control (as defined in the PRP), on November 3, 2005. Participants in the PRP are eligible to receive annual target awards that are based on the participant’s base salary, job title and responsibilities. Target awards range from 25% to 200% of a participant’s base salary. The amount of the award that a participant receives for each plan year is dependent on the percentage of the EBITDAR Target achieved by us for such year. EBITDAR Target is defined in the PRP to mean the EBITDAR objective established by us for our business plan for each plan year for purposes of calculating awards under the PRP. EBITDAR is defined as our consolidated earnings, normalized for accounting adjustments, changes in accounting policies and asset sales and determined before reduction by certain expenses, including consolidated interest expense, total income tax expense, total depreciation expense, total amortization expense and total restructuring-related fees and expenses.

The PRP is administered by the Compensation Committee of the Board, and covers approximately 50 management employees, including Executive Vice Presidents, SVPs and VPs. The CEO and COO do not participate in the PRP. The Compensation Committee determines, among other things, the date upon which each participant’s award is granted and the target amount of such award.

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

Generally, upon a Change in Control (as defined in the PRP, and described below), each award (whether vested or unvested) will be paid in cash, in a lump sum, on the date of such Change in Control. The unvested portion of all awards will be paid based on either the value established for each annual grant based on performance if so established, or 100% achievement of any unvalued grants.

In the event that a Change in Control does not occur on or before the second anniversary of the date on which a participant’s award is granted, 50% of the portion of such award that is vested will be paid in cash on the date of such second anniversary, and the balance of the award, whether vested or unvested, will be paid in cash, in a lump sum, as of the date of such Change in Control.

If we terminate a participant for any reason other than for Cause (as defined in the PRP) prior to the date on which an award is scheduled to be paid, the participant will receive a payment equal to the vested portion of his or her award; provided, that in addition to the payment of the vested portion of the awards, the Compensation Committee of the Board may provide that the unvested portion of all awards will be paid in cash based on either the value established for each annual grant based on performance, if so established, or 100% achievement of any unvalued grants. In the event a participant is terminated by us for Cause, any awards granted to the participant will be forfeited, and the participant will be ineligible to receive any payment or settlement of any award under the PRP. We recognized expense related to the PRP of approximately $9.8 million during 2005, $6.5 million during 2004 (of which approximately $1.4 million was paid in the first quarter of 2006) and $2.3 million during 2003 (of which approximately $1.2 million was paid in 2005).

ADELPHIA AND HYPERION TELECOMMUNICATIONS CORPORATION EXECUTIVE PERFORMANCE SHARE COMPENSATION PLAN

We adopted the Adelphia and Hyperion Telecommunications Corporation Executive Performance Share Compensation Plan, effective as of January 1, 1998. The purpose of the EPSCP is to provide certain of our key employees with an opportunity to receive awards based on the growth in the price of the Class A Common Stock. No awards have been granted under the EPSCP since the 1999 plan year (although some award letters were sent in January 2001 relating to grants for the 1999 plan year), and we do not presently intend to grant any additional performance unit awards under the EPSCP. As of December 31, 2005, there were 18,271 performance units outstanding under the EPSCP.

The EPSCP is administered by a committee appointed by the Board. The committee determines those employees who are eligible to participate in the EPSCP and the times when performance units are to be awarded. In general, employees who are heads of major functional areas and who earn more than $90,000 are eligible to participate in the EPSCP.

The number of performance units awarded in connection with any award is based on the eligible compensation earned by a participant during the plan year in which the performance unit award is granted and the cumulative average growth rate of the Class A Common Stock for the relevant period. The performance units awarded to a participant are credited to a performance unit account, which records the number of performance units awarded, is solely for accounting purposes and does not require a segregation of our assets.

Awards granted under the EPSCP vest ratably over a three-year period beginning on the December 31st following the date the award is granted. Awards generally become payable upon the earliest to occur of death, retirement or termination of employment from us (other than due to total disability or involuntary termination) (each, a “Payment Event”). If a participant’s employment is terminated as a result of his/her total disability or involuntary termination, no payment would be made to a participant, unless the administrative committee under the EPSCP determines otherwise. Upon the occurrence of a Payment Event, a participant will receive an amount in cash or shares of Class A Common Stock equal in value to the participant’s vested account, determined in the year in which the Payment Event occurs. Awards are payable in either cash or Class A Common Stock, as determined by the committee that administers the EPSCP. A participant’s right to the payment or distribution of an award will be forfeited in the event the participant competes with us, solicits our employees, or discloses our work product or trade secrets.

EMPLOYMENT AGREEMENTS FOR WILLIAM T. SCHLEYER AND RON COOPER

The Employment Agreements for William T. Schleyer and Ron Cooper provide for the grant of certain equity awards in the event of the Debtors’ emergence from bankruptcy. The material terms of the Employment Agreements for Messrs. Schleyer and Cooper, including a description of the equity awards, are set forth under Item 11, “Executive Compensation — Employment Arrangements.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATED TRANSACTIONS — RIGAS FAMILY

(1)           Co-Borrowing Agreements

Between March 29, 1996 and September 28, 2001, Rigas Management caused certain Rigas Co-Borrowing Entities and certain of our subsidiaries to enter into three separate co-borrowing agreements that have an outstanding loan balance. Except for TelCove, which was limited to $500 million maximum under the applicable facility, each co-borrower under each of these agreements was able to borrow up to the entire amount of the available credit under the applicable facility. Each co-borrower is jointly and severally liable for the entire amount of the indebtedness under the applicable co-borrowing agreement regardless of whether that co-borrower actually borrowed that amount under such co-borrowing agreement. Although the applicable Rigas Co-Borrowing Entities and the applicable subsidiaries of the Company entered into assumption agreements dated as of May 6, 2002, pursuant to which the applicable Rigas Co-Borrowing Entities have confirmed their previous agreement with the applicable subsidiaries of the Company to repay the amount of any borrowings that are transferred onto its books, we have concluded that we remain fully liable to the lenders under the co-borrowing agreement for the full amount of such borrowings. Accordingly, all amounts outstanding under co-borrowing agreements have been reflected in the consolidated balance sheets in Item 8, “Consolidated Financial Statements and Supplementary Data” of this report as of the dates that such agreements were in effect. As of December 31, 2005, $4.576 billion was outstanding under these co-borrowing credit facilities, of which $2.846 billion was attributable to Rigas Co-Borrowing Entities and $1.730 billion was attributable to non-Rigas Co-Borrowing Entities.

(2)           Management agreements and services provided by us to Managed Cable Entities and certain fees charged to Managed Cable Entities

We provide management and administrative services to the Managed Cable Entities. In circumstances where a management agreement exists, a management fee is charged to the Managed Cable Entity in accordance with the agreement. Such management agreements generally provide for a management fee based on a percentage of revenue plus reimbursements for expenses incurred by us on behalf of the Managed Cable Entities. Where no management agreement exists, we allocate a pro rata share of our corporate, regional, call center and certain other costs to the Managed Cable Entities. Such allocations generally are based upon the Managed Cable Entities’ pro rata share of revenue or subscribers, as appropriate. The management fees paid by the Managed Cable Entities are generally limited by the terms of the applicable co-borrowing agreement. Commencing July 2005, the first month following the Forfeiture Order, we ceased charging a management fee to the Managed Cable Entities forfeited pursuant to the Forfeiture Order and began allocating a pro rata share of our corporate, regional, call center and certain other costs consistent with the allocations to those Managed Cable Entities without a management agreement. The amount charged and allocated to the Managed Cable Entities pursuant to these arrangements was $25.3 million for 2005. Effective January 1, 2004, these fees and cost allocations have been eliminated upon consolidation of the Rigas Co-Borrowing Entities.

We perform all of the cash management functions of the Managed Cable Entities. As such, any positive (negative) cash flows of the Managed Cable Entities are deposited into (deducted from) our cash accounts. In addition, the personnel of the Managed Cable Entities are our employees, and substantially all of the cash operating expenses and capital expenditures of the Managed Cable Entities are allocated or otherwise charged to the Managed Cable Entities by us based on the terms of the applicable vendor agreements. Such charges and allocations represent amounts incurred by us on behalf of the Managed Cable Entities, and the amounts charged and allocated are determined by reference to the terms of third-party invoices or agreements. Accordingly, while this activity affects the amounts due from the Managed Cable Entities, prior to the consolidation of the Rigas Co-Borrowing Entities on January 1, 2004, we did not designate any of these charges and allocations as related party transactions to be separately reported in our consolidated statements of operations. Upon consolidation of the Rigas Co-Borrowing Entities, such amounts are included in our consolidated statements of operations.

Pursuant to the Forfeiture Order, all right, title and interest of the Rigas Family and the Rigas Family Entities in the Rigas Co-Borrowing Entities (other than Coudersport and Bucktail) were forfeited to the United

States on June 8, 2005. In November 2005, we ceased providing management and administrative services to Coudersport and Bucktail in accordance with the Adelphia-Rigas Settlement Agreement.

(3)           Praxis

We own a 99.5% limited partnership interest in Praxis Capital Ventures, L.P. (“Praxis”), a consolidated subsidiary of Adelphia. Peter L. Venetis, the son-in-law of John J. Rigas, owns membership interests in both the general partner of Praxis and the company that manages Praxis. Formed in June 2001, Praxis primarily engaged in making private equity investments in the telecommunications market. We committed to provide $65 million of capital to Praxis, of which $8.5 million was invested by Praxis during 2002 and 2001. Under the terms of the Praxis partnership agreement, we were required to pay a management fee to the management company at an annual rate equal to 2% of the capital committed by us. By order dated October 20, 2003, the Debtors rejected the Praxis partnership agreement under applicable bankruptcy law. Rejection may give rise to pre-bankruptcy unsecured damages claims that are included in liabilities subject to compromise at the amounts expected to be allowed. As of December 31, 2005, we had accrued $1.3 million in management fees under the Praxis partnership agreement for periods prior to rejection of the partnership agreement.

(4)           Rigas Family Agreement

On May 23, 2002, Adelphia entered into the Rigas Family Agreement with John J. Rigas, Timothy J. Rigas, James P. Rigas and Michael J. Rigas, acting in their individual capacities and on behalf of each entity directly or indirectly controlled by any or all of them (collectively, the “Contracting Rigas Family Members”), that, among other items, provided for:

(i)  the resignation of the Contracting Rigas Family Members from their positions as executive officers of Adelphia and members of the Board;

(ii)  the placement of all shares of Adelphia Common Stock owned by the Contracting Rigas Family Members into a voting trust until all obligations of the Contracting Rigas Family Members to us for borrowed money are satisfied, with the voting of such shares to be directed by a Special Committee of the Board through Adelphia’s 2004 annual meeting and thereafter to be voted in proportion to the votes cast by all other holders of Adelphia shares;

(iii)  the use of all of the free cash flow of the Managed Cable Entities to repay amounts owed by the Contracting Rigas Family Members as primary obligors in respect of the Co-Borrowing Facilities and the pledge of the Contracting Rigas Family Members’ equity interests in the Managed Cable Entities to us until all amounts owed by the Contracting Rigas Family Members to us in respect of borrowed money are satisfied;

(iv)  the transfer of the stock or assets of the Managed Cable Entities from the Contracting Rigas Family Members to us in exchange for a payment equal to the taxes incurred by the Contracting Rigas Family Members as a result of such transfer and a reduction in the amounts owed by the Contracting Rigas Family Members as primary obligors in respect of the Co-Borrowing Facilities, with the amount of such reduction to be based on third-party appraisals, less the payment with respect to taxes to be incurred by the Contracting Rigas Family Members in connection with such transfer;

(v)  the transfer of approximately $567 million of our debt held directly or indirectly by the Contracting Rigas Family Members to us in exchange for an equivalent reduction in the amounts owed by the Contracting Rigas Family Members (A) to us in respect of existing stock purchase agreements and (B) as primary obligors in respect of the Co-Borrowing Facilities;

(vi)  the pledge of all shares of Adelphia Common Stock owned directly or indirectly by the Contracting Rigas Family Members to secure the repayment of the Co-Borrowing Facilities and the repayment of any indemnification payments made by us to Contracting Rigas Family Members pursuant to the terms of the Rigas Family Agreement;

(vii)  the accrual of interest on amounts owed by the Contracting Rigas Family Members under the Co-Borrowing Facilities at a rate of 6% per annum, to be paid on December 31, 2006, or earlier if amounts due under the Co-Borrowing Facilities are prepaid;

(viii)  the transfer of a 3,656 acre parcel of land underlying certain of our timber rights by the Contracting Rigas Family Members to us in exchange for a $465,000 reduction in the amounts owed by the Contracting Rigas Family Members as primary obligors in respect of the Co-Borrowing Facilities;

(ix)  honoring our prior commitment to provide severance arrangements to John J. Rigas, including a $1.4 million annual cash payment for three years, lifetime healthcare coverage for Mr. Rigas and his spouse, the use of office space, equipment and a secretary, vested stock options exercisable for their term and the use of our aircraft in certain limited circumstances; and

(x)  the termination of the aforementioned severance arrangements in the event Mr. Rigas is convicted of a felony.

The Adelphia-Rigas Settlement Agreement contains a provision whereby the Rigas Family (as defined in the Adelphia-Rigas Settlement Agreement) and Peter L. Venetis, on the one hand, and the Company (except with regard to Excluded Parties), on the other, covenanted and agreed not to sue each other, or bring any claim, action or proceeding against the other, on account of any obligation or liability arising from or relating to, among other things, any facts, transactions or occurrences, whether known or unknown, suspected, contingent or claimed, existing as of the date of the Adelphia-Rigas Settlement Agreement. Further, under the terms of the Plan and in accordance with the Bankruptcy Code, we intend to reject the Rigas Family Agreement. Except for the accrual of the severance arrangements for John J. Rigas, no economic effect had been given to the Rigas Family Agreement in the consolidated financial statements in Item 8, “Consolidated Financial Statements and Supplementary Data” of this report.

(5)           Adelphia-Rigas Settlement Agreement

On April 25, 2005, Adelphia entered into the Adelphia-Rigas Settlement Agreement pursuant to which, Adelphia agreed, among other things, to pay the Rigas Family $11.5 million to be used for a legal defense fund for the benefit of the Rigas Family, to provide Interim Management Services to Coudersport and Bucktail, to indemnify Coudersport and Bucktail, and the Rigas Family’s (other than the Excluded Parties’) interest therein against claims asserted by the lenders under the Co-Borrowing Facilities with respect to such indebtedness up to the fair market value of those entities (without regard to their obligations with respect to such indebtedness), to provide certain members of the Rigas Family with certain indemnities, reimbursements or other protections in connection with certain third party claims arising out of Company litigation, and in connection with claims against certain members of the Rigas Family by any of the Tele-Media Ventures or Century/ML Cable, within 10 business days of the date on which the consent order of forfeiture is entered, dismiss the Rigas Civil Action, except for claims against the Excluded Parties. The Rigas Family agreed to make certain tax elections, under certain circumstances, with respect to the forfeited Rigas Co-Borrowing Entities, to pay Adelphia five percent of the gross operating revenue of Coudersport and Bucktail for the Interim Management Services, and to offer employment to certain Coudersport and Bucktail employees on terms and conditions that, in the aggregate, are no less favorable to such employees (other than any employees who were expressly excluded by written notice to Adelphia received by July 1, 2005) than their terms of employment with us.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee of our Board of Directors is responsible for the appointment, compensation and oversight of the work of our independent registered public accounting firm. Pursuant to the Audit Committee’s charter, the Audit Committee pre-approves all audit and permissible non-audit services provided by our independent registered public accounting firm. The approval may be given as part of the Audit Committee’s approval of the scope of the engagement of our independent registered public accounting firm or on an individual basis. Our independent registered public accounting firm may not be retained to perform the non-audit services specified in Section 10A(g) of the Exchange Act.

The Audit Committee appointed PricewaterhouseCoopers LLP (“PwC”) to serve as our independent registered public accounting firm on June 13, 2002. During 2005 and 2004, all of the services performed by PwC described below were approved in advance by our Audit Committee except for the services relating to the 2003 audit of our 401(k) Employee Savings Plan, which were approved by our Audit Committee after such services had begun, and relating to the entry in 2004 into a “click-through” annual license of research software owned by PwC, which was approved by our Audit Committee after such software was licensed, each pursuant to the de minimis exception under SEC regulations. Such amounts accounted for 6% of the audit-related fees incurred during 2004 and less than 1% of the audit-related fees incurred during 2005.

Set forth below are the fees and expenses incurred for the services of PwC and its affiliates in 2005 and 2004 (dollars in thousands).

	2005	2004

Audit fees	$23,197	$67,324
Audit-related fees	2,136	403
Tax fees	193	270
Subtotal	25,526	67,997
All other fees	28	66
Total fees	$25,554	$68,063

For purposes of the preceding table, the professional fees are classified as follows:

Audit Fees — These are fees and expenses for professional services incurred during 2004 and 2005 for the re-audit of our consolidated financial statements for the years ended December 31, 1999 and 2000 (which were not filed with the SEC) and the audits of our consolidated financial statements for the years ended December 31, 2001, 2002, 2003, 2004 and 2005. The 2004 and 2005 amounts also include fees and expenses for the audit of our annual management assessment of the effectiveness of internal control over financial reporting.

Audit-Related Fees — These are fees and expenses for professional services incurred for due diligence services associated with the Sale Transaction, the audit of certain subsidiary financial statements and the audit of our 401(k) Employee Savings Plan. Audit-related fees also includes $1.1 million of fees and expenses for professional services incurred during 2005 for the audit of certain financial statements required in connection with the Sale Transaction. These fees and expenses will be reimbursed by TW NY and Comcast in accordance with the terms and conditions of the Purchase Agreements.

Tax Fees — These are fees and expenses for professional services incurred for tax planning and tax compliance services.

All Other Fees — These are fees and expenses for professional services incurred related to forensic consultant fees, which commenced prior to the engagement of PwC to serve as our independent registered public accounting firm.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

2.01.1

Agreement and Plan of Merger by and among Adelphia Communications Corporation, Adelphia Acquisition Subsidiary, Inc., and Century Communications Corp., dated as of March 5, 1999 (Incorporated herein by reference to Exhibit 2.01 to the Company’s Current Report on Form 8-K filed on March 10, 1999) (File No. 0-16014).

2.01.2

First Amendment to Agreement and Plan of Merger dated as of July 12, 1999 with respect to merger with Century Communications Corp. (Incorporated herein by reference to Exhibit 2.01 to the Company’s Current Report on Form 8-K filed on August 12, 1999) (File No. 0-16014).

2.01.3

Second Amendment to Agreement and Plan of Merger dated as of July 29, 1999 with respect to merger with Century Communications Corp. (Incorporated herein by reference to Exhibit 2.02 to the Company’s Current Report on Form 8-K filed on August 12, 1999) (File No. 0-16014).

2.02

Plan of Reorganization Under Chapter 11 of the Bankruptcy Code Filed by Century/ML Cable Venture, dated August 9, 2005 (Incorporated herein by reference to Exhibit 2.03 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004) (File No. 0-16014).

2.03.1

Asset Purchase Agreement, dated as of April 20, 2005, between Adelphia Communications Corporation and Time Warner NY Cable LLC (Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 25, 2005) (File No. 0-16014).

2.03.2

Amendment No. 1, dated June 24, 2005, to Asset Purchase Agreement Between Adelphia Communications Corporation and Time Warner NY Cable LLC (Incorporated herein by reference to Exhibit C to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on June 27, 2005) (File No. 0-16014).

2.03.3

Letter Agreement, dated June 24, 2005, between Time Warner NY Cable LLC, Adelphia Communications Corporation and Comcast Corporation (Incorporated herein by reference to Exhibit C to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on June 27, 2005) (File No. 0-16014).

2.03.4

Asset Purchase Agreement, dated as of April 20, 2005, between Adelphia Communications Corporation and Comcast Corporation (Incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on April 25, 2005) (File No. 0-16014).

2.03.5

Amendment No. 1, dated June 24, 2005, to Asset Purchase Agreement Between Adelphia Communications Corporation and Comcast Corporation (Incorporated herein by reference to Exhibit D to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on June 27, 2005) (File No. 0-16014).

2.03.6

Letter Agreement, dated June 24, 2005, between Comcast Corporation, Adelphia Communications Corporation and Time Warner NY Cable LLC (Incorporated herein by reference to Exhibit D to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on June 27, 2005) (File No. 0-16014).

2.03.7

Parent Agreement, dated as of April 20, 2005, among Time Warner Cable Inc., Time Warner NY Cable LLC and Adelphia Communications Corporation (Incorporated herein by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed on April 25, 2005) (File No. 0-16014).

2.03.8

Expanded Transaction Letter Agreement, dated as of April 20, 2005, among Comcast Corporation, Time Warner NY Cable LLC and Adelphia Communications Corporation (Incorporated herein by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K filed on April 25, 2005) (File No. 0-16014).

3.01

Certificate of Incorporation of Adelphia Communications Corporation, as amended (Incorporated herein by reference to Exhibit 3.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999) (File No. 0-16014).

3.02

Amended and Restated Bylaws of Adelphia Communications Corporation, as amended through January 23, 2003 (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 5, 2003) (File No. 0-16014).

4.01.1

Certificate of Designations for 13% Series A and Series B Cumulative Exchangeable Preferred Stock (Incorporated herein by reference to Exhibit 4.01 to the Company’s Current Report on Form 8-K filed on July 24, 1997) (File No. 0-16014).

4.01.2

Form of Certificate for 13% Cumulative Exchangeable Preferred Stock (Incorporated herein by reference to Exhibit 4.06 to the Company’s Current Report on Form 8-K filed on July 24, 1997) (File No. 0-16014).

4.02.1

Certificate of Designations with respect to the Company’s 5 1/2% Series D Convertible Preferred Stock (Incorporated by reference herein to Exhibit 3.01 to the Company’s Current Report on Form 8-K filed on April 30, 1999) (File No. 0-16014).

4.02.2

Form of Certificate for the Company’s 5.5% Series D Convertible Preferred Stock (Incorporated herein by reference to Exhibit 4.02.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003) (File No. 0-16014).

4.03.1

Certificate of Designations with respect to the Company’s 7.5% Series E Mandatory Convertible Preferred Stock (Incorporated herein by reference to Exhibit 3.01 to the Company’s Current Report on Form 8-K filed on November 16, 2001) (File No. 0-16014).

4.03.2

Certificate of Amendment of Certificate of Designations with respect to the Company’s 7.5% Series E Mandatory Convertible Preferred Stock (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 18, 2004) (File No. 0-16014).

4.03.3

Certificate of Amendment of Certificate of Designations with respect to the Company’s 7.5% Series E Mandatory Convertible Preferred Stock (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 25, 2005) (File No. 0-16014).

4.03.4

Certificate of Amendment of Certificate of Designations with respect to the Company’s 7.5% Series E Mandatory Convertible Preferred Stock (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 4, 2005) (File No. 0-16014).

4.03.5

Certificate of Amendment of Certificate of Designations with respect to the Company’s 7.5% Series E Mandatory Convertible Preferred Stock (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 11, 2005) (File No. 0-16014).

4.03.6

Certificate of Amendment of Certificate of Designations with respect to the Company’s 7.5% Series E Mandatory Convertible Preferred Stock (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 18, 2005) (File No. 0-16014).

4.03.7

Certificate of Amendment of Certificate of Designations with respect to the Company’s 7.5% Series E Mandatory Convertible Preferred Stock (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 29, 2005) (File No. 0-16014).

4.03.8

Certificate of Amendment of Certificate of Designations with respect to the Company’s 7.5% Series E Mandatory Convertible Preferred Stock (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 17, 2005) (File No. 0-16014).

4.03.9

Form of Certificate for the Company’s 7.5% Series E Mandatory Convertible Preferred Stock (Incorporated herein by reference to Exhibit 4.01 to the Company’s Current Report on Form 8-K filed on November 16, 2001) (File No. 0-16014).

4.04.1

Certificate of Designations with respect to the Company’s 7.5% Series F Mandatory Convertible Preferred Stock (Incorporated herein by reference to Exhibit 3.01 to the Company’s Current Report on Form 8-K filed on February 1, 2002) (File No. 0-16014).

4.04.2

Certificate of Amendment of Certificate of Designations with respect to the Company’s 7.5% Series F Mandatory Convertible Preferred Stock (Incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on February 25, 2005) (File No. 0-16014).

4.04.3

Certificate of Amendment of Certificate of Designations with respect to the Company’s 7.5% Series E Mandatory Convertible Preferred Stock (Incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on March 4, 2005) (File No. 0-16014).

4.04.4

Certificate of Amendment of Certificate of Designations with respect to the Company’s 7.5% Series F Mandatory Convertible Preferred Stock (Incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 11, 2005) (File No. 0-16014).

4.04.5

Certificate of Amendment of Certificate of Designations with respect to the Company’s 7.5% Series F Mandatory Convertible Preferred Stock (Incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 18, 2005) (File No. 0-16014).

4.04.6

Certificate of Amendment of Certificate of Designations with respect to the Company’s 7.5% Series F Mandatory Convertible Preferred Stock (Incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 29, 2005) (File No. 0-16014).

4.04.7

Certificate of Amendment of Certificate of Designations with respect to the Company’s 7.5% Series F Mandatory Convertible Preferred Stock (Incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on November 17, 2005) (File No. 0-16014).

4.04.8

Form of Certificate for the Company’s 7.5% Series F Mandatory Convertible Preferred Stock (Incorporated herein by reference to Exhibit 4.01 to the Company’s Current Report on Form 8-K filed on February 1, 2002) (File No. 0-16014).

4.05.1

Amended and Restated Indenture, dated as of May 11, 1993, between the Company and Bank of Montreal Trust Company, with respect to the Company’s 9 7/8% Senior Debentures Due 2005 (Incorporated herein by reference to Exhibit 4.01 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1993) (File No. 0-16014).

4.05.2	Form of 9 7/8% Senior Debenture due 2005 (Incorporated herein by reference to Exhibit 4.05.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003) (File No. 0-16014).

4.06.1

Indenture, dated as of February 22, 1994, between the Company and Bank of Montreal Trust Company, with respect to the Company’s 9 1/2% Senior Pay-In-Kind Notes Due 2004 (Incorporated herein by reference to Exhibit 4.05 to the Company’s Registration Statement No. 33-52513 on Form S-4 filed on March 4, 1994).

4.06.2	Form of 9 1/2% Senior Pay-In-Kind Note due 2004 (Contained in Exhibit 4.06.1).

4.06.3

First Supplemental Indenture, dated as of May 4, 1994, with respect to the Company’s 9 1/2% Senior Pay-In-Kind Notes due 2004, between the Company and Bank of Montreal Trust Company (Incorporated herein by reference to Exhibit 4.01 to the Company’s Current Report on Form 8-K filed on May 6, 1994) (File No. 0-16014).

4.07.1

Indenture, dated as of February 26, 1997, between the Company and Bank of Montreal Trust Company with respect to the Company’s 9 7/8% Senior Notes Due 2007 (Incorporated herein by reference to Exhibit 4.01 to the Company’s Current Report on Form 8-K filed on May 1, 1997) (File Number 0-16014).

4.07.2	Form of 9 7/8% Senior Note due 2007 (Incorporated herein by reference to Exhibit 4.07.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003) (File No. 0-16014).

4.08.1

Indenture, dated as of July 7, 1997, with respect to the Company’s 10 1/2% Senior Notes due 2004, between the Company and the Bank of Montreal Trust Company (Incorporated herein by reference to Exhibit 4.03 to the Company’s Current Report on Form 8-K filed on July 24, 1997) (File No. 0-16014).

4.08.2	Form of 10 1/2% Senior Note due 2004 (Contained in Exhibit 4.08.1).

4.09.1

Indenture, dated as of September 25, 1997, with respect to the Company’s 9 1/4% Senior Notes due 2002, between the Company and the Bank of Montreal Trust Company (Incorporated herein by reference to Exhibit 4.01 to the Company’s Current Report on Form 8-K filed on October 21, 1997) (File No. 0-16014).

4.09.2	Form of 9 1/4% Senior Note due 2002 (Contained in Exhibit 4.09.1).

4.10.1

Indenture, dated as of January 21, 1998, with respect to the Company’s 8 3/8% Senior Notes due 2008, between the Company and the Bank of Montreal Trust Company (Incorporated herein by reference to Exhibit 4.01 to the Company’s Current Report on Form 8-K filed on January 28, 1998) (File No. 0-16014).

4.10.2	Form of 8 3/8% Senior Note due 2008 (Contained in Exhibit 4.10.1).

4.10.3

First Supplemental Indenture, dated as of November 12, 1998, to January 21, 1998 Indenture, with respect to the Company’s 8 3/8% Senior Notes due 2008, between the Company and The Bank of Montreal Trust Company (Incorporated herein by reference to Exhibit 4.01 to the Company’s Current Report on Form 8-K filed on January 28, 1999) (File No. 0-16014).

4.11.1

Indenture, dated as of July 2, 1998, with respect to the Company’s 8 1/8% Senior Notes due 2003, between the Company and the Bank of Montreal Trust Company (Incorporated herein by reference to Exhibit 4.01 to the Company’s Current Report on Form 8-K filed on July 23, 1998) (File No. 0-16014)

4.11.2	Form of 8 1/8% Senior Note due 2003 (Contained in Exhibit 4.11.1).

4.12.1

Form of Indenture, with respect to the Company’s 13% Senior Subordinated Exchange Debentures due 2009, between the Company and the Bank of Montreal Trust Company (Incorporated herein by reference to Exhibit 4.05 to the Company’s Current Report on Form 8-K filed on July 24, 1997) (File No. 0-16014).

4.12.2

Form of 13% Senior Subordinated Exchange Debenture due 2009 (Incorporated herein by reference to Exhibit 4.02.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003) (File No. 0-16014).

4.13.1

Indenture, dated as of January 13, 1999, with respect to the Company’s 7 1/2% Senior Notes due 2004 and 7 3/4% Senior Notes due 2009, between the Company and the Bank of Montreal Trust Company (Incorporated herein by reference to Exhibit 4.03 to the Company’s Current Report on Form 8-K filed on January 28, 1999) (File No. 0-16014).

4.13.2	Form of 7 1/2% Senior Note due 2004 (Contained in Exhibit 4.13.1).

4.13.3	Form of 7 3/4% Senior Note due 2009 (Contained in Exhibit 4.13.1).

4.14.1

Base Indenture, dated as of April 28, 1999, with respect to the Company’s Senior Indebtedness, between the Company and The Bank of Montreal Trust Company (Incorporated herein by reference to Exhibit 4.01 to the Company’s Current Report on Form 8-K filed on April 30, 1999) (File No. 0-16014).

4.14.2

First Supplemental Indenture, dated as of April 28, 1999, to April 28, 1999 Base Indenture, with respect to the Company’s 7 7/8% Senior Notes due 2009, between the Company and The Bank of Montreal Trust Company (Incorporated herein by reference to Exhibit 4.02 to the Company’s Current Report on Form 8-K filed on April 30, 1999) (File No. 0-16014).

4.14.3	Form of 7 7/8% Senior Note due 2009 (Contained in Exhibit 4.14.2).

4.14.4

Second Supplemental Indenture, dated as of November 16, 1999, to April 28, 1999 Base Indenture, with respect to the Company’s 9 3/8% Senior Notes due 2009, between Harris Trust Company and the Company (Incorporated herein by reference to Exhibit 4.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999) (File No. 0-16014).

4.14.5	Form of 9 3/8% Senior Note due 2009 (Contained in Exhibit 4.14.4).

4.14.6

Third Supplemental Indenture, dated as of September 20, 2000, with respect to the Company’s 10 7/8% Senior Notes due 2010, between the Company and The Bank of New York, successor entity by acquisition to Harris Trust Company of New York, as trustee (Incorporated herein by reference to Exhibit 4.01 to the Company’s Current Report on Form 8-K filed on September 29, 2000) (File No. 0-16014).

4.14.7	Form of 10 7/8% Senior Note due 2010 (Contained in Exhibit 4.14.6).

4.14.8

Fourth Supplemental Indenture, dated as of June 12, 2001, with respect to the Company’s 10 1/4% Senior Notes due 2011, between the Company and The Bank of New York, successor entity by acquisition to Harris Trust Company of New York, as trustee (Incorporated herein by reference to Exhibit 4.01 to the Company’s Current Report on Form 8-K filed on June 14, 2001) (File No. 0-16014).

4.14.9	Form of 10 1/4% Senior Note due 2011 (Contained in Exhibit 4.14.8).

4.14.10

Fifth Supplemental Indenture, dated as of October 25, 2001, with respect to the Company’s 10 1/4% Senior Notes due 2006, between the Company and The Bank of New York, successor entity by acquisition to Harris Trust Company of New York, as trustee (Incorporated herein by reference to Exhibit 4.01 to the Company’s Current Report on Form 8-K filed on October 30, 2001) (File No. 0-16014).

4.14.11	Form of 10 1/4% Senior Note due 2006 (Contained in Exhibit 4.14.10).

4.15.1

Base Subordinated Debt Indenture dated as of January 23, 2001, with respect to the Company’s Subordinated Debt, between the Company and The Bank of New York, successor entity by acquisition to Harris Trust Company of New York, as trustee (Incorporated herein by reference to Exhibit 4.01 to the Company’s Current Report on Form 8-K filed on January 24, 2001) (File No. 0-16014).

4.15.2

First Supplemental Indenture, dated as of January 23, 2001, with respect to the Company’s 6% Convertible Subordinated Notes due 2006, between the Company and The Bank of New York, successor entity by acquisition to Harris Trust Company of New York, as trustee (Incorporated herein by reference to Exhibit 4.02 to the Company’s Current Report on Form 8-K filed on January 24, 2001) (File No. 0-16014).

4.15.3	Form of 6% Convertible Subordinated Note due 2006 (Contained in Exhibit 4.15.2).

4.15.4

Second Supplemental Indenture, dated as of April 25, 2001, with respect to the Company’s 3.25% Convertible Subordinated Notes due 2021, between the Company and The Bank of New York, successor entity by acquisition to Harris Trust Company of New York, as trustee, to Subordinated Debt Indenture dated as of January 23, 2001 (Incorporated herein by reference to Exhibit 4.01 to the Company’s Current Report on Form 8-K filed on May 4, 2001) (File No. 0-16014).

4.15.5	Form of 3.25% Convertible Subordinated Note due 2021 (Contained in Exhibit 4.15.4).

4.16.1

Promissory Note in favor of Highland 2000, L.P. for the Company’s 6% Convertible Subordinated Notes due 2006 (Incorporated herein by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on February 1, 2002) (File No. 0-16014).

4.16.2

Promissory Note in favor of Highland 2000, L.P. for the Company’s 3.25% Convertible Subordinated Notes due 2021 (Incorporated herein by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K filed on February 1, 2002) (File No. 0-16014).

10.01.1

Management Agreement by and between Olympus Communications, L.P., Olympus Cable Holdings, LLC, Adelphia Holdings 2001, LLC, Highland Video Associates, L.P., Coudersport Television Cable Company and Adelphia Company of Western Connecticut, dated September 28, 2001 (Incorporated herein by reference to Exhibit 10.01.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003) (File No. 0-16014).

10.01.2*

Management Agreement by and between Praxis Capital Management, LLC and Praxis Capital Partners, LLC dated June 8, 2001 (Incorporated herein by reference to Exhibit 10.01.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003) (File No. 0-16014).

10.01.3

Amended and Restated Management Agreement and Joint Venture Agreement of Century/ML Cable Venture dated January 1, 1994, between Century Communications Corp. and ML Media Partners, L.P. (Incorporated herein by reference to Exhibit 10.01.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003) (File No. 0-16014).

10.02

Business Opportunity Agreement, dated July 1, 1986 among John J. Rigas, Michael J. Rigas, Timothy J. Rigas, James P. Rigas, Daniel Milliard, Dorellenic Cable Partners and the Company (Incorporated herein by reference to Exhibit 10.13 to Amendment No. 3 to the Company’s Registration Statement No. 33-6974 on Form S-1/A filed on August 12, 1986).

10.03.1

Master Reciprocal Settlement Agreement, dated as of December 3, 2003, between Adelphia Communications Corporation and Adelphia Business Solutions, Inc. (d/b/a TelCove) (Incorporated herein by reference to Exhibit 10.03.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003) (File No. 0-16014).

10.03.2

Amendment to the Master Reciprocal Settlement Agreement, dated April 7, 2004, between Adelphia Communications Corporation and Adelphia Business Solutions, Inc. (d/b/a TelCove) (Incorporated herein by reference to Exhibit 10.03.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003) (File No. 0-16014).

10.04.1

Global Settlement Agreement, dated February 21, 2004, between Adelphia Communications Corporation and Adelphia Business Solutions, Inc. (d/b/a TelCove) (Incorporated herein by reference to Exhibit 10.04.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003) (File No. 0-16014).

10.04.2

Mutual Release Agreement, dated April 2004, between Adelphia Communications Corporation and Adelphia Business Solutions, Inc. (d/b/a TelCove) (Incorporated herein by reference to Exhibit 10.04.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003) (File No. 0-16014).

10.04.3

Commercial Services Agreement, dated April 2004, between Adelphia Communications Corporation and Adelphia Business Solutions, Inc. (d/b/a TelCove) (Incorporated herein by reference to Exhibit 10.04.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003) (File No. 0-16014).

10.04.4

Amendment No. 1 to the Commercial Services Agreement, dated August 17, 2004, between Adelphia Communications Corporation and Adelphia Business Solutions, Inc. (d/b/a TelCove) (Incorporated herein by reference to Exhibit 10.04.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003) (File No. 0-16014).

10.04.5

IP Transport Agreement, dated April 2004, between Adelphia Communications Corporation and Adelphia Business Solutions, Inc. (d/b/a TelCove) (Incorporated herein by reference to Exhibit 10.04.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003) (File No. 0-16014).

10.04.6

Conveyance Agreement, dated April 2004, between Adelphia Communications Corporation and Adelphia Business Solutions, Inc. (d/b/a TelCove) (Incorporated herein by reference to Exhibit 10.04.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003) (File No. 0-16014).

10.05

Leveraged Recapitalization Agreement by and among Century/ML Cable Venture, ML Media Partners, L.P., Century Communications Corp., Adelphia Communications Corporation, and Highland, dated as of December 13, 2001 (Incorporated herein by reference to Exhibit 10.05 to the

Company’s Annual Report on Form 10-K for the year ended December 31, 2003) (File No. 0-16014).

10.06.1*

Terms and Conditions of Employment between William T. Schleyer and Adelphia Communications Corporation, dated January 17, 2003 (Incorporated herein by reference to Exhibit 10.06 to the Company’s Current Report on Form 8-K filed on March 5, 2003) (File No. 0-16014).

10.06.2*

Amendment No. 1 to the Terms and Conditions of Employment between William T. Schleyer and Adelphia Communications Corporation, dated as of February 21, 2003 (Incorporated herein by reference to Exhibit 10.07 to the Company’s Current Report on Form 8-K filed on March 5, 2003) (File No. 0-16014).

10.06.3*

Revised Amendment No. 2 to the Terms and Conditions of Employment between William T. Schleyer and Adelphia Communications Corporation, dated as of March 10, 2003 (Incorporated herein by reference to Exhibit 10.08 to the Company’s Current Report on Form 8-K filed on March 12, 2003) (File No. 0-16014).

10.07.1*

Employment between Ron Cooper and Adelphia Communications Corporation, dated January 17, 2003 (Incorporated herein by reference to Exhibit 10.09 to the Company’s Current Report on Form 8-K filed on March 5, 2003) (File No. 0-16014).

10.07.2*

Amendment No. 1 to the Terms and Conditions of Employment between Ron Cooper and Adelphia Communications Corporation, dated as of February 21, 2003 (Incorporated herein by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on March 5, 2003) (File No. 0-16014).

10.08*

Employment Agreement between Vanessa Wittman and Adelphia Communications Corporation, dated May 8, 2003 (Incorporated herein by reference to Exhibit 10.08 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003) (File No. 0-16014).

10.09*

Amended and Restated Employment Agreement between Joseph Bagan and Adelphia Communications Corporation, dated November 1, 2004 (Incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003) (File No. 0-16014).

10.10*

Employment Agreement between Brad Sonnenberg and Adelphia Communications Corporation, dated July 21, 2003 (Incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004) (File No. 0-16014).

10.11.1

Olympus Communications, L.P. Second Amended and Restated Limited Partnership Agreement, dated as of February 28, 1995 (Incorporated herein by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1995) (File No. 0-16014).

10.11.2

First Amendment to the Olympus Communications, L.P. Second Amended and Restated Limited Partnership Agreement, dated September 1, 1995 (Incorporated herein by reference to Exhibit 10.33 to the Company’s Amended Annual Report on Form 10-K/A for the fiscal year ended March 31, 1996) (File No. 0-16014).

10.11.3

First Amendment to the Olympus Communications, L.P. Second Amended and Restated Limited Partnership Agreement, dated March 29, 1996 (Incorporated herein by reference to Exhibit 10.34 to the Company’s Amended Annual Report on Form 10-K/A for the fiscal year ended March 31, 1996) (File No. 0-16014).

10.11.4

Second Amendment to the Olympus Communications, L.P. Second Amended and Restated Limited Partnership Agreement, dated June 27, 1996 (Incorporated herein by reference to Exhibit 10.35 to the Company’s Amended Annual Report on Form 10-K/A for the fiscal year ended March 31, 1996) (File No. 0-16014).

10.11.5

Third Amendment to the Olympus Communications, L.P. Second Amended and Restated Limited Partnership Agreement, dated October 1, 1999 (Incorporated herein by reference to Exhibit 3.8 to Olympus’ Annual Report on Form 10-K for the fiscal year ended December 31, 1999) (File No. 333-19327).

10.12.1

Agreement of Limited Partnership of Century-TCI California Communications, L.P., dated as of December 7, 1999 (Incorporated herein by reference to Exhibit 10.115 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999) (File No. 0-16014).

10.12.2

Amendment to the Agreement of Limited Partnership of Century-TCI California Communications, L.P., dated June 25, 2002 (Incorporated herein by reference to Exhibit 10.13.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003) (File No. 0-16014).

10.12.3

Second Amendment to the Agreement of Limited Partnership of Century-TCI California Communications, L.P., dated September 30, 2004 (Incorporated herein by reference to Exhibit 10.13.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003) (File No. 0-16014).

10.13.1

Agreement of Limited Partnership of Parnassos Communications, L.P., dated as of December 30, 1998 (Incorporated herein by reference to Exhibit 10.14.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003) (File No. 0-16014).

10.13.2

Amendment to the Agreement of Limited Partnership of Parnassos Communications, L.P., dated June 25, 2002 (Incorporated herein by reference to Exhibit 10.14.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003) (File No. 0-16014).

10.13.3

Second Amendment to the Agreement of Limited Partnership of Parnassos Communications, L.P., dated September 30, 2004 (Incorporated herein by reference to Exhibit 10.14.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003) (File No. 0-16014).

10.14.1

Warrant Agreement dated as of April 15, 1996, by and among Hyperion Telecommunications, Inc. (now known as Adelphia Business Solutions) and Bank of Montreal Trust Company (Incorporated herein by reference to Exhibit 10.13 to Hyperion Telecommunications, Inc.’s Registration Statement No. 333-06957 on Form S-4 filed on June 27, 1996).

10.14.2

Warrant issued by Hyperion Telecommunications, Inc. to MCI dated May 8, 1998 (Incorporated herein by reference to Exhibit 10.03 to Hyperion Telecommunications, Inc.’s Current Report on Form 8-K filed on June 24, 1998) (File No. 0-21605).

10.14.3

Warrant issued by Hyperion Telecommunications, Inc. to the Company dated June 5, 1998 (Incorporated herein by reference to Exhibit 10.04 to Hyperion Telecommunications, Inc.’s Current Report on Form 8-K filed on June 24, 1998) (File No. 0-21605).

10.15.1*

Hyperion Telecommunications, Inc. 1996 Long-Term Incentive Compensation Plan (Incorporated herein by reference to Exhibit 10.17 to Hyperion Telecommunications, Inc.’s Amended Registration Statement No. 333-13663 on Form S-1/A filed on October 31, 1996).

10.15.2*

Adelphia Communications Corporation 1998 Long Term Incentive Compensation Plan, as amended through August 7, 2001 (Incorporated herein by reference to Appendix C to the Company’s Proxy Statement for the Annual Meeting of Stockholders on August 7, 2001) (File No. 0-16014).

10.15.3	1994 Stock Option Plan of Century (Incorporated herein by reference to Exhibit 10(v)(3) to Century’s Annual Report on Form 10-K for the fiscal year ended May 31, 1995) (File No. 0-16899).

10.15.4

Century Communications Corp. 1993 Non-Employee Directors’ Stock Option Plan (Incorporated herein by reference to Exhibit 10.16.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003) (File No. 0-16014).

10.15.5*

Form of Adelphia Communications Corporation 2001 Outside Director Nonstatutory Stock Option Agreement (Incorporated herein by reference to Exhibit 10.16.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003) (File No. 0-16014).

10.15.6*

Form of Adelphia Communications Corporation Nonstatutory Stock Option Agreement (Incorporated herein by reference to Exhibit 10.16.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003) (File No. 0-16014).

10.15.7*

Adelphia Communications Corporation and Hyperion Telecommunications Corporation Executive Performance Share Compensation Plan (Incorporated herein by reference to Exhibit 10.16.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003) (File No. 0-16014).

10.15.8*

Adelphia Communications Corporation Key Employee Continuity Program (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 5, 2004) (File No. 0-16014).

10.15.9*

Amended and Restated Adelphia Communications Corporation Sale Bonus Program (Incorporated herein by reference to Exhibit 10.02.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005) (File No. 0-16014).

10.15.10*

Form of Performance Retention Plan Grant Letter (Incorporated herein by reference to Exhibit 10.16.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003) (File No. 0-16014).

10.15.11*

Form of Amended and Restated Adelphia Communications Corporation Performance Retention Plan Award Letter for 2005 (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 24, 2005) (File No. 0-16014).

10.15.12*

Amended and Restated Adelphia Communications Corporation Performance Retention Plan (Incorporated herein by reference to Exhibit 10.02.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005) (File No. 0-16014).

10.15.13*

Form of Amended and Restated Adelphia Communications Corporation Performance Retention Plan Award Letter for 2006 (Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 7, 2005) (File No. 0-16014).

10.15.14*

Amended and Restated Adelphia Communications Corporation Severance Plan/Summary Plan Description (Incorporated herein by reference to Exhibit 10.02.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005) (File No. 0-16014).

10.15.15*

Adelphia Communications Corporation 2003 Short-Term Incentive Plan Summary (Incorporated herein by reference to Exhibit 10.16.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003) (File No. 0-16014).

10.15.16*

Adelphia Communications Corporation 2004 Short-Term Incentive Plan Summary (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 24, 2005) (File No. 0-16014).

10.15.17*

Amended Adelphia Communications Corporation 2005 Short-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.15.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004) (File No. 0-16014).

10.15.18*	Form of 2005 STIP Participant Notice (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 26, 2005) (File No. 0-16014).

10.15.19*

Amended Adelphia Communications Corporation 2006 Short-Term Incentive Plan (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 7, 2005) (File No. 0-16014).

10.15.20*	Form of 2006 STIP Participant Notice (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 7, 2005) (File No. 0-16014).

10.15.21*

Adelphia Communications Corporation Executive Vice President Continuity Program (Incorporated herein by reference to Exhibit 10.15.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004) (File No. 0-16014).

10.15.22*

Amended and Restated Adelphia Communications Corporation Executive Vice President Continuity Program (Incorporated herein by reference to Exhibit 10.02.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005) (File No. 0-16014).

10.16

Extension Agreement dated as of January 8, 1997, among Hyperion Telecommunications, Inc., Adelphia Communications Corporation, Charles R. Drenning, Paul D. Fajerski, Randolph S. Fowler, and six Trusts named therein (Incorporated herein by reference to Exhibit 10.04 to the Company’s Current Report on Form 8-K filed on May 1, 1997) (File No. 0-16014).

10.17.1

Purchase Agreement between the Company and Highland Holdings II dated January 11, 1999, regarding the Company’s Class A Common Stock (Incorporated herein by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed January 13, 1999) (File No. 0-16014).

10.17.2

Stock Purchase Agreement between the Company and Mayberry Investments, Inc., dated January 28, 1999, regarding the Company’s Class A Common Stock and Series C Convertible Preferred Stock (Incorporated herein by reference to Exhibit 13 to Amendment No. 3 to the Schedule 13D filed, on behalf of FPL Group, Inc., on February 8, 1999).

10.17.3

Purchase Agreement between Hyperion Telecommunications, Inc. and the Initial Purchasers named therein, dated as of February 25, 1999, regarding Hyperion Telecommunications Inc.’s 12% Senior Subordinated Notes due 2007 (Incorporated herein by reference to Exhibit 10.03 to the Company’s Current Report on Form 8-K filed on March 10, 1999) (File No. 0-16014).

10.17.4

Purchase Agreement between Hyperion Telecommunications, Inc. and Highland Holdings, dated as of February 25, 1999, regarding Hyperion Telecommunications Inc.’s 12% Senior Subordinated Notes due 2007 (Incorporated herein by reference to Exhibit 10.05 to the Company’s Current Report on Form 8-K filed on March 10, 1999) (File No. 0-16014).

10.17.5

Class B Common Stock Purchase Letter Agreement dated April 9, 1999 between Adelphia Communications Corporation and Highland Holdings (Incorporated herein by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on April 19, 1999) (File No. 0-16014).

10.17.6

Purchase Agreement dated as of July 12, 1999, between Adelphia and Citizens Cable Company (Incorporated herein by reference to Exhibit 10.03 to the Company’s Current Report on Form 8-K filed on August 12, 1999) (File No. 0-16014).

10.17.7

Stock Purchase Agreement dated October 1, 1999 between the Company and Highland Holdings regarding the Company’s Class B Common Stock (Incorporated herein by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999) (File No. 0-16014).

10.17.8

Stock Purchase Agreement dated November 23, 1999 between Adelphia Business Solutions and the Company regarding the Company’s Class B Common Stock (Incorporated herein by reference to Exhibit 10.01 to Adelphia Business Solutions’ Current Report on Form 8-K filed on December 1, 1999) (File No. 0-21605).

10.17.9

Purchase Agreement dated as of January 17, 2001 between Highland 2000, L.P. and the Company regarding Class B Common Stock (Incorporated herein by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on January 24, 2001) (File No. 0-16014).

10.17.10

Purchase Agreement dated as of January 17, 2001 between Highland 2000, L.P. and the Company regarding 6% convertible subordinated notes due 2006 (Incorporated herein by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K filed on January 24, 2001) (File No. 0-16014).

10.17.11

Purchase Agreement, dated April 19, 2001, between the Company and Highland 2000, L.P. dated April 19, 2001 regarding 3.25% convertible subordinated notes due 2021 (Incorporated herein by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on May 4, 2001) (File No. 0-16014).

10.17.12

Purchase Agreement between the Company and Highland 2000, L.P. dated November 9, 2001, regarding the Class B Common Stock of the Company (Incorporated herein by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on November 16, 2001) (File No. 0-16014).

10.17.13

Purchase Agreement between the Company and Highland 2000, L.P. dated November 9, 2001, regarding the 7.5% Series E Mandatory Convertible Preferred Stock of the Company (Incorporated herein by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K filed on November 16, 2001) (File No. 0-16014).

10.18

Credit Agreement, dated as of December 30, 1998, among Parnassos, L.P. as the Borrower, various financial institutions as the Lenders, the Bank of Nova Scotia as the Administrative Agent, Nationsbank, N.A. as the Documentation Agent, and TD Securities (USA) Inc. as the Syndication Agent (Incorporated herein by reference to Exhibit 10.03 to the Company’s Current Report on Form 8-K filed January 28, 1999) (File No. 0-16014).

10.19

Credit Agreement dated May 6, 1999 among Hilton Head Communications, L.P., UCA Corp., UCA LLC, National Cable Acquisition Associates, L.P., Grand Island Cable, Inc., SVHH Cable Acquisition, L.P., Tele-Media Company of Hopewell-Prince George, each other person permitted or required to become a borrower, and each of the Financial Institutions from time to time party thereto (Incorporated herein by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K for the event dated September 17, 1999) (File No. 0-16014).

10.20.1	Second Amended and Restated Credit Agreement dated December 19, 1997 among FrontierVision Operating Partners, L.P. and each of the financial institutions from time to time party thereto

(Incorporated herein by reference to Exhibit 10.18 to FrontierVision Holdings, L.P.’s and FrontierVision Holdings Capital Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 333-9535).

10.20.2

Amendment No. 1 dated October 7, 1998 to the Second Amended and Restated Credit Agreement dated December 19, 1997 among FrontierVision Operating Partners, L.P. and each of the financial institutions from time to time party thereto (Incorporated herein by reference to Exhibit 10.21.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003) (File No. 0-16014).

10.20.3

Amendment No. 2 dated July 15, 1999 to the Second Amended and Restated Credit Agreement dated December 19, 1997 among FrontierVision Operating Partners, L.P. and each of the financial institutions from time to time party thereto (Incorporated herein by reference to Exhibit 10.21 to FrontierVision Holdings, L.P.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999) (File No. 333-36519).

10.20.4

Amendment No. 3 dated March 2, 2001 to the Second Amended and Restated Credit Agreement dated December 19, 1997 among FrontierVision Operating Partners, L.P. and each of the financial institutions from time to time party thereto (Incorporated herein by reference to Exhibit 10.7 to FrontierVision Holdings, L.P.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000) (File No. 333-36519).

10.21

Credit Agreement dated as of April 15, 1997 among Citizens Century Cable Television Venture, Societe Generale, as Agent, and Bank of America, National Trust and Savings Association, as Syndication Agent, Corestates Bank, N.A., The First National Bank of Boston, LTCB Trust Company, and PNC Bank, National Association, as Co-Agents, and each of the bank parties thereto (Incorporated herein by reference to Exhibit 10.41 to Century’s Annual Report on Form 10-K for the fiscal year ended May 31, 1997) (File No. 0-16899).

10.22

Credit Agreement dated as of December 3, 1999 among Century-TCI California, L.P., Certain Lenders, Societe Generale and Deutsche Bank Securities Inc., as Co-Syndication Agents, Salomon Smith Barney Inc., as Lead Arranger and Sole Book Manager, Mellon Bank, N.A., as Documentation Agent, and Citibank, N.A., as Administrative Agent (Incorporated herein by reference to Exhibit 10.116 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999) (File No. 0-16014).

10.23

Revolving Credit and Term Loan Agreement dated as of October 5, 1999, among Harron Communications Corp, the Subsidiary Guarantors named therein, and the Agents and Lenders named therein (Incorporated herein by reference to Exhibit 10.119 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999) (File No. 0-16014).

10.24

Credit Agreement dated as of April 14, 2000, among Century Cable Holdings, LLC, Ft. Myers Cablevision, LLC, Highland Prestige Georgia, Inc., and each of the financial institutions from time to time party thereto (Incorporated herein by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000) (File No. 0-16014).

10.25

Credit Agreement dated as of September 28, 2001 among Olympus Cable Holdings, LLC, Adelphia Company of Western Connecticut, Highland Video Associates, L.P., Coudersport Television Cable Company, Adelphia Holdings 2001, LLC, and each of the financial institutions from time to time party thereto (Incorporated herein by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on October 12, 2001) (File No. 0-16014).

10.26.1

Amended and Restated Credit and Guaranty Agreement (the “Amended and Restated DIP Credit Agreement”), dated as of August 26, 2002, among UCA LLC, Century Cable Holdings, LLC, Century-TCI California, L.P., Olympus Cable Holdings, LLC, Parnassos, L.P., FrontierVision

Operating Partners, L.P., ACC Investment Holdings, Inc., Arahova Communications, Inc. and Adelphia California Cablevision, LLC, as Borrowers, the Guarantors listed therein, each of the Financial Institutions from time to time party thereto, JPMorgan Chase Bank, as Administrative Agent, Citicorp USA, Inc., as Syndication Agent, J.P. Morgan Securities Inc. and Salomon Smith Barney Inc., as Joint Bookrunners and Co-Lead Arrangers, Citicorp USA, Inc., as Collateral Agent, Wachovia Bank, N.A., as Co-Syndication Agent, and The Bank of Nova Scotia, Fleet National Bank, Bank of America, N.A. and General Electric Capital Corporation, as Co-Documentation Agents (Incorporated herein by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on September 3, 2002) (File No. 0-16014).

10.26.2

Amended and Restated Security and Pledge Agreement, dated as of August 26, 2002, among each of the loan parties named therein and Citicorp USA, Inc., as Collateral Agent (Incorporated by reference to Exhibit 10.05 to the Company’s Current Report on Form 8-K filed on March 5, 2003 (File No. 0-16014).

10.26.3

Amended No. 1 and Waiver, dated as of October 30, 2002, to the Amended and Restated DIP Credit Agreement (Incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on March 5, 2003 (File No. 0-16014).

10.26.4

Amended No. 2 and Waiver, dated as of October 23, 2002, to the Amended and Restated DIP Credit Agreement (Incorporated by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K filed on March 5, 2003 (File No. 0-16014).

10.26.5

Amended No. 3 and Waiver, dated as of December 16, 2002, to the Amended and Restated DIP Credit Agreement (Incorporated by reference to Exhibit 10.03 to the Company’s Current Report on Form 8-K filed on March 5, 2003 (File No. 0-16014).

10.26.6

Amendment No. 4 and Waiver No. 6, dated as of February 13, 2003, to the Amended and Restated DIP Credit Agreement (Incorporated herein by reference to Exhibit 10.04 to the Company’s Current Report on Form 8-K filed on March 5, 2003) (File No. 0-16014).

10.26.7

Amendment No. 5, dated as of April 14, 2003, to the Amended and Restated DIP Credit Agreement (Incorporated herein by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on June 20, 2003) (File No. 0-16014).

10.26.8

Amendment No. 6 and Waiver, dated as of May 7, 2003, under the Amended and Restated DIP Credit Agreement (Incorporated herein by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K filed on June 20, 2003) (File No. 0-16014).

10.26.9

Amendment No. 7, dated as of May 27, 2003, to the Amended and Restated DIP Credit Agreement (Incorporated herein by reference to Exhibit 10.03 to the Company’s Current Report on Form 8-K filed on June 20, 2003) (File No. 0-16014).

10.26.10

Covenant Addendum, dated as of May 27, 2003, to the Amended and Restated DIP Credit Agreement (Incorporated herein by reference to Exhibit 10.04 to the Company’s Current Report on Form 8-K filed on June 20, 2003) (File No. 0-16014).

10.26.11

Amendment No. 8, dated as of September 12, 2003, to the Amended and Restated DIP Credit Agreement (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 29, 2003) (File No. 0-16014).

10.26.12

Amendment No. 9, dated as of October 10, 2003, to the Amended and Restated DIP Credit Agreement (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 27, 2003) (File No. 0-16014).

10.26.13

Amendment No. 10, dated as of December 5, 2003, to the Amended and Restated DIP Credit Agreement (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 5, 2004) (File No. 0-16014).

10.26.14

Amendment No. 11, dated as of December 18, 2003, to the Amended and Restated DIP Credit Agreement (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 5, 2004) (File No. 0-16014).

10.26.15

Amendment No. 12, dated as of February 3, 2004, to the Amended and Restated DIP Credit Agreement (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 26, 2004) (File No. 0-16014).

10.26.16

Amendment No. 13, dated as of March 17, 2004, to the Amended and Restated DIP Credit Agreement (Incorporated herein by reference to Exhibit 10.28.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003) (File No. 0-16014) (Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended).

10.27.1

Second Amended and Restated Credit and Guaranty Agreement (the “Second Amended and Restated DIP Credit Agreement”), dated as of May 10, 2004, among UCA LLC, Century Cable Holdings, LLC, Century-TCI California, L.P., Olympus Cable Holdings, LLC, Parnassos, L.P., FrontierVision Operating Partners, L.P., ACC Investment Holdings, Inc., Arahova Communications, Inc. and Adelphia California Cablevision, LLC, as Borrowers, the Guarantors listed therein, each of the Financial Institutions from time to time party thereto, JPMorgan Chase Bank, as Administrative Agent, Citigroup Global Markets Inc., as Syndication Agent, J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Joint Bookrunners and Co-Lead Arrangers, Citicorp North America, Inc., as Collateral Agent, Wachovia Bank, N.A., as Co-Syndication Agent, and The Bank of Nova Scotia, Bank of America, N.A. and General Electric Capital Corporation, as Co-Documentation Agents (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 12, 2004) (File No. 0-16014).

10.27.2

Amendment No. 1, dated as of May 10, 2004, to the Amended and Restated Security and Pledge Agreement, dated as of August 26, 2002, among each of the loan parties named therein and Citicorp North America, Inc. as Collateral Agent (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 12, 2004) (File No. 0-16014).

10.27.3

Amendment No. 1 and Waiver, dated as of July 21, 2004, to the Second Amended and Restated DIP Credit Agreement (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 21, 2004) (File No. 0-16014).

10.27.4

Amendment No. 2, dated as of September 24, 2004, to Second Amended and Restated DIP Credit Agreement (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 24, 2004) (File No. 0-16014).

10.27.5

Amendment No. 3 and Waiver, dated as of December 23, 2004, to Second Amended and Restated DIP Credit Agreement (Incorporated herein by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on December 23, 2004) (File No. 0-16014).

10.28.1

Third Amended and Restated Credit and Guaranty Agreement (the “Third Amended and Restated DIP Credit Agreement”), dated as of February 25, 2005, by and among UCA LLC, Century Cable Holdings, LLC, Century-TCI California, L.P., Olympus Cable Holdings, LLC, Parnassos, L.P., FrontierVision Operating Partners, L.P., ACC Investment Holdings, Inc., Arahova Communications, Inc., Adelphia California Cablevision, LLC, as borrowers, Adelphia Communications Corporation and certain of its other direct and indirect subsidiaries named therein, as guarantors, JPMorgan Chase Bank, N.A., as Administrative Agent, Citigroup Global

Markets Inc., as Syndication Agent, J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Joint Bookrunners and Co-Lead Arrangers, Citicorp North America, Inc., as Collateral Agent, Wachovia Bank, N.A., as Co-Syndication Agent, The Bank of Nova Scotia, Bank of America, N.A. and General Electric Capital Corporation, as Co-Documentation Agents, and the other lenders named therein (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 25, 2005) (File No. 0-16014).

10.28.2

Amendment No. 1 and Waiver, dated as of April 8, 2005, to the Third Amended and Restated DIP Credit Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 13, 2005) (File No. 0-16014).

10.28.3

Amendment No. 3 and Waiver, dated as of May 20, 2005, to Third Amended and Restated Credit and Guaranty Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 25, 2005) (File No. 0-16014).

10.28.4

Amendment No. 4 and Waiver, dated as of August 24, 2005, to Third Amended and Restated Credit and Guaranty Agreement, dated as February 25, 2005 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 25, 2005) (File No. 0-16014).

10.28.5

Amendment No. 5 and Waiver, dated as of December 21, 2005, to Third Amended and Restated Credit and Guaranty Agreement, dated as February 25, 2005 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 23, 2005) (File No. 0-16014).

10.29

Fourth Amended and Restated Credit and Guaranty Agreement (the “Fourth Amended and Restated DIP Credit Agreement”), dated as of March 17, 2006, by and among UCA LLC, Century Cable Holdings, LLC, Century-TCI California, L.P., Olympus Cable Holdings, LLC, Parnassos, L.P., FrontierVision Operating Partners, L.P., ACC Investment Holdings, Inc., Arahova Communications, Inc. and Adelphia California Cablevision, LLC, as borrowers, Adelphia Communications Corporation and certain of its other direct and indirect subsidiaries named therein, as guarantors, JPMorgan Chase Bank, N.A., as Administrative Agent, Citigroup Global Markets Inc., as Syndication Agent, J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Joint Bookrunners and Co-Lead Arrangers, Citicorp North America, Inc., as Collateral Agent, Wachovia Bank, N.A., as Co-Syndication Agent, The Bank of Nova Scotia, Bank of America, N.A. and General Electric Capital Corporation, as Co-Documentation Agents, and the other lenders named therein (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 23, 2006) (File No. 0-16014).

10.30.1

Pledge Agreement between Hyperion Telecommunications, Inc. and the Bank of Montreal Trust Company as Collateral Agent, dated as of August 27, 1997 (Incorporated herein by reference to Exhibit 4.03 to Hyperion Telecommunications, Inc.’s Current Report on Form 8-K filed on September 15, 1997) (File No. 0-21605).

10.30.2

Pledge, Escrow and Disbursement Agreement, between Hyperion Telecommunications, Inc. and the Bank of Montreal Trust Company dated as of August 27, 1997 (Incorporated herein by reference to Exhibit 4.05 to Hyperion Telecommunications, Inc.’s Current Report on Form 8-K filed on September 15, 1997) (File No. 0-21605).

10.31

Tag-Along Rights Agreement dated as of July 12, 1999, among Adelphia, the Century Class B Holders, Ms. Claire Tow and the holders of Adelphia Class B Common Stock named therein (Incorporated herein by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K filed on August 12, 1999) (File No. 0-16014).

10.32

Redemption Agreement dated as of October 1, 1999 between Olympus Communications, LP and Cable GP, Inc. (Incorporated by reference herein to Exhibit 10.6 to Olympus’ Annual Report on Form 10-K for the fiscal year ended December 31, 1999) (File No. 333-19327).

10.33.1

Indenture dated as of March 2, 1999, with respect to Hyperion Telecommunications, Inc. 12% Senior Subordinated Notes due 2007, between Hyperion Telecommunications, Inc. and the Bank of Montreal Trust Company (Incorporated herein by reference to Exhibit 4.01 to the Company’s Current Report on Form 8-K filed on March 10, 1999) (File No. 0-16014).

10.33.2	Form of 12% Senior Subordinated Notes due 2007 (Contained in Exhibit 10.33.1).

10.34.1

Indenture, dated as of April 15, 1996, with respect to Hyperion Telecommunications, Inc.’s 13% Series A Senior Discount Notes due 2003 and 13% Series B Senior Discount Notes due 2003, between Hyperion Telecommunications, Inc. and Bank of Montreal Trust Company (Incorporated herein by reference to Exhibit 4.1 to Hyperion Telecommunications, Inc.’s Registration Statement No. 333-06957 on Form S-4 filed on June 27, 1996).

10.34.2	Form of 13% Senior Discount Notes due 2003 (Contained in Exhibit 10.34.1).

10.34.3

First Supplemental Indenture, dated as of September 12, 1996, with respect to Hyperion Telecommunications, Inc.’s 13% Series A Senior Discount Notes due 2003 and 13% Series B Senior Discount Notes due 2003, between Hyperion Telecommunications, Inc. and Bank of Montreal Trust Company (Incorporated herein by reference to Exhibit 4.2 to Hyperion Telecommunications, Inc.’s Registration Statement No. 333-12619 on Form S-1).

10.34.4

Second Supplemental Indenture, dated as of August 27, 1997, with respect to Hyperion Telecommunications, Inc.’s 13% Series A Senior Discount Notes due 2003 and 13% Series B Senior Discount Notes due 2003, between Hyperion Telecommunications, Inc. and the Bank of Montreal Trust Company (Incorporated herein by reference to Exhibit 4.06 to Hyperion Telecommunications, Inc.’s Current Report on Form 8-K filed on September 15, 1997) (File No. 0-21605).

10.35.1

Indenture, dated as of November 12, 1996, with respect to Olympus Communications, L.P. and Olympus Capital Corporation’s 10 5/8% Senior Notes due 2006, between Olympus Communications, L.P., Olympus Capital Corporation and Bank of Montreal Trust Company (Incorporated herein by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K filed on December 16, 1996) (File No. 0-16014).

10.35.2	Form of 10 5/8% Senior Note due 2006 (Contained in Exhibit 10.35.1).

10.36.1

Indenture, dated as of August 27, 1997, with respect to Hyperion Telecommunications, Inc. 12 1/4% Senior Secured Notes due 2004, between Hyperion Telecommunications, Inc. and the Bank of Montreal Trust Company (Incorporated herein by reference to Exhibit 4.01 to Hyperion Telecommunications, Inc.’s Current Report on Form 8-K filed on September 15, 1997) (File No. 0-21605).

10.36.2	Form of 12 1/4% Senior Secured Note due 2004 (Contained in Exhibit 10.36.1).

10.37.1

Indenture dated as of October 7, 1996, with respect to certain 11% Senior Subordinated Notes due 2006, among FrontierVision Operating Partners, L.P., FrontierVision Capital Corporation and Colorado National Bank, as Trustee (Incorporated herein by reference to Exhibit 4.1 to FrontierVision Operating Partners, L.P.’s and FrontierVision Capital Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, File No. 333-09535).

10.37.2	Form of 11% Senior Subordinated Note due 2006 (Contained in Exhibit 10.37.1).

10.38.1

Indenture dated as of September 19, 1997, with respect to certain 11 7/8% Senior Discount Notes due 2007, among FrontierVision Holdings, L.P., FrontierVision Holdings Capital Corporation and U.S. Bank National Association d/b/a Colorado National Bank, as Trustee (Incorporated herein by reference to Exhibit 4.2 to FrontierVision Holdings, L.P.’s and FrontierVision Holdings Capital Corporation’s Registration Statement No. 333-36519 on Form S-4 filed on September 26, 1997).

10.38.2	Form of 11 7/8% Senior Discount Note due 2007 (Contained in Exhibit 10.38.1).

10.39.1

Indenture dated as of December 9, 1998, with respect to Series B 11 7/8% Senior Discount Notes due 2007, among FrontierVision Holdings, L.P., FrontierVision Holdings Capital II Corporation and U.S. Bank National Association, as Trustee (Incorporated herein by reference to Exhibit 4.5 to FrontierVision Holdings, L.P.’s and FrontierVision Holdings Capital II Corporation’s Registration Statement No. 333-75567 on Form S-4 filed on April 2, 1999).

10.39.2	Form of 11 7/8% Series B Senior Discount Note due 2007 (Contained in Exhibit 10.39.1).

10.40.1

Indenture, dated as of October 15, 1991, by and between Century and the Bank of Montreal Trust Company, as Trustee (Incorporated herein by reference to Exhibit 4.2 to Amendment No. 2 to Century’s Registration Statement on Form S-3/A filed on March 1, 1991) (File No. 33-33787).

10.40.2

First Supplemental Indenture, dated as of October 15, 1991, with respect to Century’s 11 7/8% Senior Subordinated Debentures due 2003, by and between Century and the Bank of Montreal Trust Company, as Trustee (Incorporated herein by reference to Exhibit 7(2) to Century’s Current Report on Form 8-K filed on October 22, 1991) (File No. 0-16899).

10.40.3	Form of 11 7/8% Senior Subordinated Debenture due 2003 (Contained in Exhibit 10.40.2).

10.41.1

Indenture, dated as of February 15, 1992, by and between Century and the Bank of America National Trust and Savings Association, as Trustee (Incorporated herein by reference to Exhibit 4.1 to Amendment No. 2 to Century’s Registration Statement on Form S-3/A filed on March 1, 1991) (File No. 33-33787).

10.41.2

First Supplemental Indenture, dated as of February 15, 1992, with respect to Century’s 9 3/4% Senior Notes due 2002, by and between Century and the Bank of America National Trust and Savings Association, as Trustee (Incorporated herein by reference to Exhibit 4(t) to Century’s Annual Report on Form 10-K for the fiscal year ended May 31, 1992) (File No. 0-16899).

10.41.3

Form of Century Communications Corp. 9 3/4% Senior Note due 2002 (Incorporated herein by reference to Exhibit 10.41.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003) (File No. 0-16014).

10.41.4

Second Supplemental Indenture, dated as of August 15, 1992, with respect to Century’s 9 1/2% Senior Notes due 2000, by and between Century and Bank of America National Trust and Savings Association, as Trustee (Incorporated herein by reference to Exhibit 4(u) to Century’s Annual Report on Form 10-K for the fiscal year ended May 31, 1992) (File No. 0-16899).

10.41.5	Form of Century Communications Corp. 9 1/2% Senior Note due 2000 (Contained in Exhibit 10.41.4).

10.41.6

Third Supplemental Indenture, dated as of April 1, 1993, with respect to Century’s Senior Discount Notes due 2003, by and between Century and Bank of America National Trust and Savings Association, as Trustee (Incorporated herein by reference to Exhibit 4(v) to Century’s

Annual Report on Form 10-K for the fiscal year ended May 31, 1993) (File No. 0-16899).

10.41.7	Form of Senior Discount Note due 2003 (Contained in Exhibit 10.40.6).

10.41.8

Fourth Supplemental Indenture, dated as of March 6, 1995, with respect to Century’s 9 1/2% Senior Notes due 2005, by and between Century and Bank of America National Trust and Savings Association, as Trustee (Incorporated herein by reference to Exhibit 4(w) to Century’s Annual Report on Form 10-K for the fiscal year ended May 31, 1995) (File No. 0-16899).

10.41.9

Form of Century Communications Corp. 9 1/2% Senior Note due 2005 (Incorporated herein by reference to Exhibit 10.41.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003) (File No. 0-16014).

10.41.10

Fifth Supplemental Indenture, dated as of January 23, 1997, with respect to Century’s 8 7/8% Senior Notes due 2007, by and between Century and First Trust of California, National Association, successor trustee to Bank of America National Trust and Savings Association, as Trustee (Incorporated herein by reference to Exhibit 4.10 to Century’s Annual Report on Form 10-K for the fiscal year ended May 31, 1997) (File No. 0-16899).

10.41.11

Form of Century Communications Corp. 8 7/8% Senior Note due 2007 (Incorporated herein by reference to Exhibit 10.41.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003) (File No. 0-16014).

10.41.12

Sixth Supplemental Indenture, dated as of September 29, 1997, with respect to Century’s 8 3/4% Senior Notes due 2007, between Century and First Trust of California, National Association, successor trustee to Bank of America National Trust and Savings Association, as Trustee (Incorporated herein by reference to Exhibit 10.2 to Century’s Quarterly Report on Form 10-Q for the quarter ended August 31, 1997) (File No. 0-16899).

10.41.13	Form of 8 3/4% Senior Note due 2007 (Contained in Exhibit 10.40.12).

10.41.14

Seventh Supplemental Indenture dated as of November 13, 1997, with respect to Century’s 8 3/8% Senior Notes due 2017, between Century and First Trust of California, National Association, successor trustee to Bank of America National Trust and Savings Association, as Trustee (Incorporated herein by reference to Exhibit 4.1 to Century’s Quarterly Report on Form 10-Q for the quarter ended November 30, 1997) (File No. 0-16899).

10.41.15

Form of Century Communications Corp. 8 3/8% Senior Note due 2017 (Incorporated herein by reference to Exhibit 10.41.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003) (File No. 0-16014).

10.41.16

Eighth Supplemental Indenture dated as of December 10, 1997, with respect to Century’s 8 3/8% Senior Notes due 2007 between Century and First Trust of California, National Association, successor trustee to Bank of America National Trust and Savings Association, as Trustee (Incorporated herein by reference to Exhibit 4.13 to Century’s Annual Report on Form 10-K for the fiscal year ended May 31, 1999) (File No. 0-16899).

10.41.17

Form of Century Communications Corp. 8 3/8% Senior Note due 2007 (Incorporated herein by reference to Exhibit 10.41.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003) (File No. 0-16014).

10.41.18

Ninth Supplemental Indenture, dated as of October 1, 1999 between Arahova Communications, Inc. and U.S. Bank Trust National Association, successor trustee to Bank of America National Trust and Savings Association, to the Indenture, dated as of February 15, 1992 between Century

Communications Corp. and the U.S. Bank Trust National Association (Incorporated herein by reference to Exhibit 4.01 to Arahova’s Quarterly Report on Form 10-Q for the quarter ended August 31, 1999) (File No. 0-16899).

10.42.1

Indenture, dated as of January 15, 1998, with respect to Century’s Senior Discount Notes due 2008, between Century and First Trust of California, National Association, as Trustee (Incorporated herein by reference to Exhibit 4 to Century’s Registration Statement on Form S-4 filed on March 2, 1998) (File No. 333-47161).

10.42.2	Form of Series A Senior Discount Note due 2008 (Contained in Exhibit 10.41.1).

10.42.3	Form of Series B Senior Discount Note due 2008 (Contained in Exhibit 10.41.1).

10.42.4

First Supplemental Indenture, dated as of October 1, 1999 between Arahova Communications, Inc. and U.S. Bank Trust National Association, to the Indenture, dated as of January 15, 1998 between Century Communications Corp. and the U.S. Bank Trust National Association (Incorporated herein by reference to Exhibit 4.02 to Arahova’s Quarterly Report on Form 10-Q for the quarter ended August 31, 1999) (File No. 0-16899).

10.43

Agreement and Plan of Reorganization dated as of December 8, 1999, by and among Cablevision of the Midwest, Inc., Cablevision of the Midwest Holding Co., Inc., Adelphia General Holdings II, Inc. and the Company (Incorporated herein by reference to Exhibit 10.117 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999) (File No. 0-16014).

10.44.1*

Indemnification Agreement, entered into as of January 17, 2003, between Adelphia Communications Corporation and William T. Schleyer (Incorporated herein by reference to Exhibit 10.44.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003) (File No. 0-16014).

10.44.2*

Indemnification Agreement, entered into as of January 17, 2003, between Adelphia Communications Corporation and Ronald Cooper (Incorporated herein by reference to Exhibit 10.44.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003) (File No. 0-16014).

10.44.3*

Form of Indemnification Agreement for Independent Directors between Adelphia Communications Corporation and each of the independent directors (Incorporated herein by reference to Exhibit 10.44.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003) (File No. 0-16014).

10.45.1

Class B Common Stockholders’ Agreement dated July 1, 1986 among John J. Rigas, Michael J. Rigas, Timothy J. Rigas, James P. Rigas, Daniel Milliard, Dorellenic Cable Partners and the Company (Incorporated herein by reference to Exhibit 10.01 to Amendment No. 2 to the Company’s Registration Statement No. 33-6974 on Form S-1/A filed on August 5, 1986).

10.45.2

Joinder to Class B Common Stockholders’ Agreement (Incorporated herein by reference to Exhibit 10.02 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994) (File No. 0-16014).

10.46.1

Class B Voting Agreement, dated as of March 5, 1999, among Adelphia Communications Corporation, Leonard Tow, The Claire Tow Trust, and the Trust Created by Claire Tow under date of December 10, 1979 (Incorporated herein by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on March 10, 1999) (File No. 0-16014).

10.46.2

Rigas Class B Voting Agreement, dated as of March 5, 1999, among Century Communications Corp., John J. Rigas, Michael J. Rigas, Timothy J. Rigas and James P. Rigas (Incorporated herein by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K filed on March 10, 1999) (File No. 0-16014).

10.47.1

Non-Prosecution Agreement between the Office of the United States Attorney for the Southern District of New York, on the one hand, and Adelphia Communications Corporation, the subsidiaries listed in the Company’s Form 10-K for fiscal year 2003, the subsequently formed or acquired subsidiaries listed on Exhibit S thereto and any joint ventures in which the Company has or acquires a controlling interest, on the other hand, dated April 25, 2005 (Incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 26, 2005) (File No. 0-16014).

10.47.2	Consent of Defendant Adelphia Communications Corporation (Incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on April 26, 2005) (File No. 0-16014).

10.47.3

Final Judgment as to Defendant Adelphia Communications Corporation, dated May 31, 2005 (Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 2, 2005) (File No. 0-16014).

10.47.4

Settlement Agreement between Adelphia Communications Corporation and all of its subsidiaries, on the one hand, and John J. Rigas, Doris Rigas, Michael J. Rigas, Timothy J. Rigas, James P. Rigas, Ellen Rigas Venetis and individuals and entities listed on Exhibit A thereto and Peter L. Venetis, on the other hand, dated April 25, 2005 (Incorporated herein by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on April 26, 2005) (File No. 0-16014).

10.48

Interest Acquisition Agreement by and among ML Media Partners, L.P., Century Communications Corporation, Century ML Cable Venture, Century ML Cable Corp. and San Juan Cable, LLC, as buyer, dated as of June 3, 2005 (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 29, 2005) (File No. 0-16014).

14.1

Code of Business Conduct and Ethics of Adelphia Communications Corporation (Incorporated herein by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K filed on May 17, 2005) (File No. 0-16014).

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

99.1*

Agreement, dated May 23, 2002, between the Company and the Rigas Parties (Incorporated herein by reference to Exhibit 99.01 to the Company’s Current Report on Form 8-K filed on May 24, 2002) (File No. 0-16014).

99.2.1

Amended and Restated Commitment Letter dated March 24, 2004 among Adelphia Communications Corporation and JPMorgan Chase Bank, J.P. Morgan Securities Inc., Credit Suisse First Boston, acting through its Cayman Islands Branch, Citicorp North America, Inc., Citigroup Global Markets Inc., Deutsche Bank AG Cayman Islands Branch and Deutsche Bank Securities Inc. (Incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 24, 2004) (File No. 0-16014).

99.2.2

Amendment of Amended and Restated Commitment Letter, dated June 1, 2004, among Adelphia Communications Corporation and JPMorgan Chase Bank, J.P. Morgan Securities Inc., Credit Suisse First Boston, acting through its Cayman Islands Branch, Citicorp North America, Inc., Citigroup Global Markets Inc., Deutsche Bank AG Cayman Islands Branch and Deutsche Bank Securities Inc. (Incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on June 3, 2004) (File No. 0-16014).

99.2.3

Amendment No. 2 of Amended and Restated Commitment Letter, dated June 28, 2004, among Adelphia Communications Corporation and JPMorgan Chase Bank, J.P. Morgan Securities Inc., Credit Suisse First Boston, acting through its Cayman Islands Branch, Citicorp North America, Inc., Citigroup Global Markets Inc., Deutsche Bank AG Cayman Islands Branch and Deutsche Bank Securities Inc. (Incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on June 29, 2004) (File No. 0-16014).

99.2.4

Amendment No. 3 of Amended and Restated Commitment Letter, dated March 9, 2005, among Adelphia Communications Corporation, JPMorgan Chase Bank, N.A., J.P. Morgan Securities Inc., Credit Suisse First Boston, acting through its Cayman Islands Branch, Citicorp North America, Inc., Citigroup Global Markets Inc., Deutsche Bank AG Cayman Islands Branch and Deutsche Bank Securities Inc. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 11, 2005) (File No. 0-16014).

99.3.1

Settlement Agreement between the United States Attorney’s Office for the Southern District of New York, on the one hand, and John J. Rigas, Doris Rigas, Michael J. Rigas, Timothy J. Rigas, James P. Rigas, Ellen Rigas Venetis and their affiliated entities listed on Exhibit A thereto, on the other hand, dated April 24, 2005 (Incorporated herein by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K filed on April 26, 2005) (File No. 0-16014).

99.3.2

Opinion and Order of the United States District Court for the Southern District of New York, dated May 18, 2005 (Incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on June 2, 2005) (File No. 0-16014).

99.3.3

Order Approving three Related Agreements Between the Debtors and the Securities and Exchange Commission, the Debtors and the Department of Justice, and the Debtors and the Rigas Family of the United States Bankruptcy Court for the Southern District of New York, dated May 26, 2005 (Incorporated herein by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on June 2, 2005) (File No. 0-16014).

99.3.4

Order Approving Settlement Agreement of the United States District Court for the Southern District of New York, dated May 31, 2005 (Incorporated herein by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on June 2, 2005) (File No. 0-16014).

99.4

Order Confirming Plan of Reorganization of Century/ML Cable Venture (Incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on September 13, 2005) (File No. 0-16014).

99.5

Debtors’ Fourth Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code, dated November 21, 2005 (subject to Bankruptcy Court approval) (Incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on November 28, 2005) (File No. 0-16014).

99.6

Debtors’ Fourth Amended Disclosure Statement, dated November 21, 2005 (Incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on November 28, 2005) (File No. 0-16014).

99.7

Notice of Filing Plan Supplement Documents, dated January 9, 2006 (Incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on January 13, 2006) (File No. 0-16014).

* Denotes a management contract or a compensatory plan or arrangement required to be identified by Item 15(a)(3) of Form 10-K.

The Company will furnish to the Commission upon request copies of instruments not filed herewith which authorize the issuance of long-term obligations of the Company or its subsidiaries not in excess of 10% of the Company’s total assets on a consolidated basis.

CONSOLIDATED FINANCIAL STATEMENTS

See page 92 of this Annual Report for an index to the consolidated financial statements.

FINANCIAL STATEMENT SCHEDULES

The following financial statement schedules are included in this Annual Report:

•                  Condensed Balance Sheets of Adelphia Communications Corporation for the fiscal years ended December 31, 2005 and 2004

•                  Condensed Statements of Operations of Adelphia Communications Corporation for the fiscal years ended December 31, 2005, 2004 and 2003

•                  Condensed Statements of Cash Flows of Adelphia Communications Corporation for the fiscal years ended December 31, 2005, 2004 and 2003

•                  Valuation and Qualifying Accounts of Adelphia Communications Corporation and subsidiaries for the fiscal years ended December 31, 2005, 2004 and 2003

GLOSSARY OF DEFINED TERMS

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

Adelphia Common Stock—Collectively, the Class A Common Stock and the Class B Common Stock.

Adelphia-Rigas Settlement Agreement—Settlement agreement between Adelphia and the Rigas Family, dated April 25, 2005.

Amended Complaint—Amended complaint filed by the Company on November 15, 2002, in the Company’s lawsuit against the Rigas Family and the Rigas Family Entities.

Arahova—Arahova Communications Inc., a direct subsidiary of Adelphia.

Arahova Noteholders' Committee—The ad hoc committee of Arahova noteholders.

ARPU—Average revenue per unit.

Asset Purchase Agreement—Asset purchase agreement, dated December 17, 2001, between the Company and Verizon Media Ventures.

Bank Complaint—Complaint filed by the Creditors’ Committee, by motion dated July 6, 2003, in the Pre-petition Lender Litigation.

Bankruptcy Code—Title 11 of the United States Code.

Bankruptcy Court—The United States Bankruptcy Court for the Southern District of New York.

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

Century/ML Cable—Century/ML Cable Venture, a joint venture between Century and ML Media.

Century/ML Cable Account—An account jointly held in the name of Century and ML Media to fund the obligations of Century/ML Cable that were not assumed by San Juan Cable.

Century/ML Cable Corp.—Century-ML Cable Corp., a subsidiary of Century/ML Cable.

Century/ML Plan—Century/ML Cable’s Plan of Reorganization confirmed by the Bankruptcy Court on September 7, 2005.

Century-TCI—Century-TCI California, L.P., a joint venture between Adelphia and Comcast Corporation.

CEO—Chief executive officer.

CFO—Chief financial officer.

CGO—Corporate governance officer.

Chapter 11—Chapter 11 of Title 11 of the United States Code.

Chapter 11 Cases—Voluntary petitions to reorganize under Chapter 11 of the Bankruptcy Code filed by the Debtors in June 2002.

Claim Difference—The difference between the allowed unsecured claim listed on the Debtors’ Schedules of Liabilities and the amount listed on the claimant’s proof of claim.

Class A Common Stock—Adelphia’s Class A common stock, par value $0.01 per share.

Class B Common Stock—Adelphia’s Class B common stock, par value $0.01 per share.

CLECs—Competitive local exchange carriers.

CMS—Cash management system.

Co-Borrowing Facilities—Four credit facilities established by Rigas Management, which were accessible by both the Company and the Rigas Co-Borrowing Entities.

Code of Ethics—Adelphia’s Code of Business Conduct and Ethics adopted in April 2003, as amended in May 2005.

Comcast—Comcast Corporation.

Comcast Purchase Agreement—Asset purchase agreement, dated as of April 20, 2005, between the Company and Comcast.

Committees—Collectively, the Equity Committee and the Creditors’ Committee.

Communications Act—Communications Act of 1934, as amended.

Company—Adelphia Communications Corporation and its consolidated subsidiaries and other consolidated entities.

Continuity Program—Collectively, the EVP Stay Plan, the Stay Plan and the Sale Plan.

Contracting Rigas Family Members—John J. Rigas, Timothy J. Rigas, James P. Rigas and Michael J. Rigas, acting in their individual capacities and on behalf of each entity directly or indirectly controlled by any or all of them.

COO—Chief operating officer.

Corporate Governance Guidelines—Adelphia’s Corporate Governance Guidelines.

Coudersport—Coudersport Television Cable Co.

Credit Facilities—Bank debt, incurred by the Company under six different credit facilities.

Creditors’ Committee—Committee appointed by the U.S. Trustee to represent the interests of unsecured creditors of the Debtors.

DBS—Direct broadcast satellite.

Debtors—Adelphia and substantially all of its domestic subsidiaries that filed voluntary petitions to reorganize under Chapter 11 in 2002.

Delaware Action—Civil action brought by Preferred Stockholders against the Company in the Delaware Chancery Court.

Deloitte—Deloitte & Touche LLP.

Deloitte Litigation—An action we brought against Deloitte in November 2002 for professional negligence, breach of contract, fraud and other wrongful conduct in connection with its work auditing our consolidated financial statements during the time of the Rigas Family’s wrongdoing.

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

Devon Mobile Bankruptcy Court—United States Bankruptcy Court for the District of Delaware.

Devon Plan—Devon Mobile’s First Amended Joint Plan of Liquidation, dated July 24, 2003 (as modified on September 29, 2003), as confirmed by order of the Devon Bankruptcy Court on October 1, 2003.

DIP Facility—The debtor-in-possession facility entered into by the Loan Parties in connection with the Chapter 11 filings.

DirecTV—DIRECT TV, Inc.

Disclosure Statement—Fourth Amended and Restated Disclosure Statement, as filed with the Bankruptcy Court on November 21, 2005.

District Court—The United States District Court for the Southern District of New York.

DoJ—United States Department of Justice.

DSL—Digital subscriber line.

DVR—Digital video recorder.

EBITDAR—Earnings before interest, taxes, depreciation, amortization and restructuring costs.

EBU—Equivalent bulk unit.

EchoStar—EchoStar Communications Corporation.

EPA—United States Environmental Protection Agency.

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

EVP Stay Plan—Adelphia Communications Corporation Executive Vice President Continuity Program, as amended.

Exchange Act—Securities Exchange Act of 1934, as amended.

Exchange Agreement—TWC and Comcast and certain of their affiliates entered into an exchange agreement, dated as of April 20, 2005, as amended, pursuant to which, and subject to the terms and conditions thereof, TWC and Comcast or such affiliates expect to exchange certain cable systems, including certain systems to be acquired by TW NY and Comcast pursuant to their respective purchase agreements with Adelphia. Adelphia is not a party to the Exchange Agreement.

Excluded Parties— John J. Rigas, Timothy J. Rigas and Michael J. Rigas, provided that Michael J. Rigas will cease to be an Excluded Party if all currently pending criminal proceedings against him are resolved without a felony conviction on a charge involving fraud or false statements (other than false statements to the U.S. Attorney or the SEC).

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

Forfeited Securities—All right, title and interest held by the Rigas Family and the Rigas Family Entities in the Company’s securities, which were forfeited to the United States pursuant to the Forfeiture Order.

Forfeiture Order—The Consent Order of Forfeiture entered by the District Court on June 8, 2005 pursuant to which all right, title and interest of the Rigas Family and the Rigas Family Entities in the Rigas Co-Borrowing Entities (other than Coudersport and Bucktail), certain specified real estate and any securities of the Company were forfeited to the United States.

FrontierVision—FrontierVision Holdings, L.P., an indirect subsidiary of Adelphia.

FTC—The Federal Trade Commission.

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

HD—High definition.

HDTV—High definition television.

HFC—Hybrid fiber coaxial cable.

Highland—Highland Holdings, a Rigas Family Entity.

Highland II—Highland Holdings II, a Rigas Family Entity.

HSI—High-speed Internet.

HSR Act—The Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

IAA—Interest Acquisition Agreement among Century, ML Media, Century/ML Cable, Century-ML Cable Corp. and San Juan Cable, LLC, as buyer, dated as of June 3, 2005.

ILECs—Incumbent local exchange carriers.

Inter-Creditor Dispute—Substantial disputes exist between creditors of different Debtors that principally affect the recoveries to the creditors of Arahova, Adelphia and FrontierVision.

Interim Management—Erland Kailbourne, Chairman and interim CEO, together with the Carryover Directors and certain officers engaged by the Company after May 2002.

Interim Management Services—Management services to be provided by the Company to Coudersport and Bucktail for an interim period ending no later than December 31, 2005.

IP—Internet protocol.

ISPs—Internet service providers.

IVR—Interactive voice response.

LFAs—Local franchise authorities.

Loan Parties—Adelphia and certain of its subsidiaries, collectively, who are parties to the DIP facilities.

M&A Advisors—Collectively, UBS Securities LLC and Allen & Company LLC.

Managed Cable Entities—Certain Rigas Co-Borrowing Entities that nominally owned assets related to certain cable systems that are managed by the Company.

MDL Proceedings—On July 23, 2003, the Judicial Panel on Multidistrict Litigation issued an order transferring numerous civil actions to the District Court for consolidated or coordinated pre-trial proceedings.

MDU—Multi-dwelling unit.

MHz—Megahertz.

ML Media—ML Media Partners, L.P.

MMDS—Multi-channel multipoint distribution systems.

MVDDS—Multichannel Video Distribution & Data Service.

MVPD—Multichannel video programming distributor.

Named Executive Officers—Collectively, the CEO, the four other most highly compensated executive officers serving as of December 31, 2005 and each other person who served as CEO at any time during the year.

NFHLP—Niagara Frontier Hockey, L.P., a Delaware limited partnership owned by the Rigas Family.

NFHLP Bankruptcy Court—U.S. Bankruptcy Court of the Western District of New York.

NFHLP Debtors—NFHLP and certain of its subsidiaries.

NOL—Net operating loss.

NYSE—The New York Stock Exchange.

Non-Prosecution Agreement—Agreement between Adelphia and the U.S. Attorney, dated April 25, 2005.

Other Rigas Entities—The Rigas Family Entities other than the Rigas Co-Borrowing Entities.

Parnassos—Venture with Comcast in which Adelphia holds a 66.67% interest in two partnerships and manages the day-to-day operations.

Petition Date—June 25, 2002, the date on which Adelphia and substantially all of its wholly owned domestic subsidiaries each filed a voluntary petition to reorganize under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court.

Plan—Fourth Amended Joint Plan of Reorganization, as filed with the Bankruptcy Court on November 21, 2005 (as may be amended or modified).

Praxis—Praxis Capital Ventures, L.P., a consolidated subsidiary of Adelphia.

Pre-petition Lender Litigation—Action by the Creditors’ Committee against the agents and lenders under certain pre-petition credit facilities.

PRP—Amended and Restated Adelphia Communications Corporation Performance Retention Plan.

PSTN—Public switched telephone network.

Puerto Rico Interests—ML Media and Century’s joint interest in Century/ML Cable.

Puerto Rico Systems—Cable systems in San Juan and Levittown, Puerto Rico that were owned and served by Century-ML Cable Corp.

Purchase Agreements—Collectively, the TW Purchase Agreement and the Comcast Purchase Agreement.

PwC—PricewaterhouseCoopers LLP, our independent registered public accounting firm.

RBOCs—Regional Bell operating companies.

Recap Agreement—Leveraged Recapitalization Agreement, pursuant to which Century/ML Cable agreed to redeem ML Media’s 50% interest in Century/ML Cable on or before September 30, 2002.

Redemption—Redemption pursuant to the Recap Agreement.

Redemption Agreements—Two separate redemption agreements, each dated as of April 20, 2005, as amended, pursuant to which Comcast and TWC expect to redeem Comcast’s interests in TWC and TWE. Adelphia is not a party to the Redemption Agreements.

Resolution Process—The litigation process for the resolution of the Inter-Creditor Dispute established by the Bankruptcy Court.

Restitution Fund—Fund, established and administered by the United States Attorney General and the SEC, for the benefit investors harmed by the activities of Rigas Management.

RICO—Racketeering Influence and Corrupt Organizations Act.

Rigas Civil Action—Adelphia’s complaint in the Bankruptcy Court against John J. Rigas, Michael J. Rigas, Timothy J. Rigas, James P. Rigas, James Brown, Michael C. Mulcahey, Peter L. Venetis, Doris Rigas, Ellen Rigas Venetis and the Rigas Family Entities.

Rigas Co-Borrowing Entities—Certain cable television entities that were owned by the Rigas Family and their subsidiaries that are subject to co-borrowing arrangements with the Company.

Rigas Criminal Action—In connection with an investigation conducted by the DoJ, on July 24, 2002, certain members of the Rigas Family and certain alleged co-conspirators were arrested, and on September 23, 2002, were indicted by a grand jury on charges including fraud, securities fraud, bank fraud and conspiracy to commit fraud.

Rigas Family—Members of the John J. Rigas family.

Rigas Family Agreement—Agreement dated May 23, 2002 by which certain members of the Rigas Family resigned from their positions as officers and directors of Adelphia.

Rigas Family Entities—Entities in which members of the Rigas Family directly or indirectly held controlling interests.

Rigas Management—Prior to May 2002, members of the Rigas Family who held all of the senior executive positions at Adelphia and constituted five of the nine members of Adelphia’ board of directors, none of whom remain with the Company.

Sale Plan—Amended and Restated Adelphia Communications Corporation Sale Bonus Plan.

Sale Transaction—Transactions, effective April 20, 2005, pursuant to which Adelphia entered into definitive agreements with TW NY and Comcast.

San Juan Cable—San Juan Cable, LLC.

SEC—Securities and Exchange Commission.

Second Circuit—The United States Court of Appeals for the Second Circuit.

SEC Civil Action—Civil enforcement action filed on July 24, 2002, by the SEC against the Company, certain members of the Rigas Family and others, alleging various securities fraud claims arising out of the Rigas Family’s misconduct.

Second Extended DIP Facility—Third Amended and Restated Credit and Guaranty Agreement approved by the Bankruptcy Court on February 22, 2005, which amends and restates in its entirety the First Extended DIP Facility.

Second Sales Bonus Payment Date—The date on which the remaining 50% of the bonus amount will be paid to eligible participants under the Sale Plan.

Securities Act—Securities Act of 1933, as amended.

Series A Preferred Stock—Series A 13% Cumulative Exchangeable Preferred Stock issued by Adelphia, due July 15, 2009.

Series B Preferred Stock—Series B 13% Cumulative Exchangeable Preferred Stock issued by Adelphia, due July 15, 2009.

Series C Preferred Stock—Adelphia’s 8 1/8% Series C Cumulative Convertible Preferred Stock issued by Adelphia, $0.01 par value per share.

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

Subordinated Notes—The Company’s 6% and 3.25% Subordinated Notes.

SVP—Senior vice president.

Tax Code—Internal Revenue Code of 1986, as amended.

TelCove—TelCove, Inc., formerly known as Adelphia Business Solutions, Inc.

TelCove Plan—TelCove’s Modified Third Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, dated December 18, 2003 as confirmed by the Court on December 19, 2003.

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

Third Extended DIP Facility—Fourth Amended and Restated Credit and Guaranty Agreement approved by the Bankruptcy Court on March 16, 2006, which amends and restates in its entirety the Second Extended DIP Facility.

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

U.S. Attorney—United States Attorney’s Office for the Southern District of New York.

Verizon Cable Assets—Certain Verizon cable equipment and network system assets acquired by the Company.

VOD—Video-on-demand.

VoIP—Voice over Internet protocol.

X Clause Litigation Motion—On December 6, 2005, the X Clause Plaintiffs and the Debtors jointly filed a motion seeking that the Bankruptcy Court establish a pre-confirmation process for interested parties to litigate the X Clause dispute.

X Clause Plaintiffs—The Ad Hoc Committee of holders of the Company’s Subordinated Notes, together with the Bank of New York, the indenture trustee for the Subordinated Notes.

X Clause Pre-Confirmation Litigation—By order dated January 11, 2006, the Bankruptcy Court found that the X Clause dispute was ripe for adjudication and directed interested parties to litigate the dispute prior to plan confirmation.

1984 Cable Act—Cable Communications Policy Act of 1984, as amended.

2004 Annual Report—The Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADELPHIA COMMUNICATIONS CORPORATION

By:	/s/ William T. Schleyer
William T. Schleyer
Chairman and Chief Executive Officer

Date:  March 29, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William T. Schleyer	Chairman and Chief Executive Officer	March 29, 2006
William T. Schleyer	(Principal Executive Officer)

/s/ Vanessa A. Wittman	Chief Financial Officer	March 29, 2006
Vanessa A. Wittman	(Principal Financial Officer)

/s/ Scott D. Macdonald	Chief Accounting Officer	March 29, 2006
Scott D. Macdonald	(Principal Accounting Officer)

/s/ E. Thayer Bigelow	Director	March 29, 2006
E. Thayer Bigelow

/s/ Rodney Cornelius	Director	March 29, 2006
Rodney Cornelius

/s/ Anthony Kronman	Director	March 29, 2006
Anthony Kronman

	Director	March 29, 2006
Philip Lochner

/s/ Susan Ness	Director	March 29, 2006
Susan Ness

/s/ Kenneth Wolfe	Director	March 29, 2006
Kenneth Wolfe