Form 10-Q
period 2006-03-31
ADELPHIA COMMUNICATIONS CORP
filed 2006-05-15
CIK 796486

Use these links to rapidly review the document
Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
or
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

        Number of shares of Class A common stock outstanding as of March 31, 2006: 228,692,414

        Number of shares of Class B common stock outstanding as of March 31, 2006: 25,055,365

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
Quarterly Report on Form 10-Q for the period ended March 31, 2006

INTRODUCTORY NOTE

        In this Quarterly Report, the "Company," "we," "us" and "our" refer to Adelphia Communications Corporation ("Adelphia"), its consolidated subsidiaries and other consolidated entities.

        This Quarterly Report on Form 10-Q is for the quarterly period ended March 31, 2006. This Quarterly Report should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the "2005 Form 10-K") and all of our other reports, including Current Reports on Form 8-K, filed with or furnished to the Securities and Exchange Commission (the "SEC") through the date of this report. As disclosed in the 2005 Form 10-K, readers should not rely on Adelphia's periodic and other reports filed with or furnished to the SEC prior to May 24, 2002.

        On March 29, 2006, the United States District Court for the Southern District of New York (the "District Court") signed a Stipulation and Order of Settlement of Amended Petition of Adelphia Communications Corporation and Various Subsidiaries as to Forfeited Managed Entities, a Final Order of Forfeiture as to Forfeited Managed Entities (the "Final Order") and an Amended Final Order of Forfeiture as to Forfeited Managed Entities (the "Amended Final Order," together with the Final Order, the "Final Forfeiture Orders"). Pursuant to the Final Forfeiture Orders, on March 29, 2006, all right, title and interest in certain entities formerly owned by the Rigas Family (the "Forfeited Entities"), held by members of the John J. Rigas family (the "Rigas Family") and by entities in which members of the Rigas Family directly or indirectly held controlling interests (the "Rigas Family Entities") prior to the Consent Order of Forfeiture entered by the District Court on June 8, 2005 (the "Forfeiture Order"), were transferred to certain subsidiaries of the Company free and clear of all liens, claims, encumbrances and adverse interests in accordance with the Final Forfeiture Orders, subject to certain limitations set forth in the Final Forfeiture Orders. The forfeited assets acquired by the Company pursuant to the Final Forfeiture Orders include the cable systems that were nominally owned by certain Rigas Family Entities and managed by the Company. The Forfeited Entities do not include Coudersport Television Cable Co. ("Coudersport") and Bucktail Broadcasting Corp. ("Bucktail"), which are two small cable systems owned by the Rigas Family with approximately 5,000 subscribers as of the date of the Forfeiture Order. The transfer of all right, title and interest previously held by the Rigas Family and by the Rigas Family Entities in any of the Company's securities and certain specified real estate and other property in furtherance of the agreement between the Company and United States Attorney's Office for the Southern District of New York (the "U.S. Attorney") dated April 25, 2005 (the "Non-Prosecution Agreement") is expected to occur in accordance with separate, subsequent court documentation. The Company will recognize the benefits of such conveyance when it occurs. We filed voluntary petitions to reorganize the Forfeited Entities and certain other entities on March 31, 2006.

CAUTIONARY STATEMENTS

        This Quarterly Report includes forward-looking statements. All statements regarding Adelphia and its consolidated subsidiaries' and other consolidated entities' expected future financial position, results of operations, cash flows, sale of the Company, settlements with the SEC and the U.S. Attorney, restructuring and financing plans, expected emergence from bankruptcy, business strategy, budgets, projected costs, capital expenditures, network upgrades, products and services, competitive positions, growth opportunities, plans and objectives of management for future operations, as well as statements that include words such as "anticipate," "if," "believe," "plan," "estimate," "expect," "intend," "may," "could," "should," "will" and other similar expressions are forward-looking. Such forward-looking statements are inherently uncertain, and readers must recognize that actual results may differ materially from our expectations. We do not undertake a duty to update such forward-looking statements. You are advised, however, to consult any future disclosures we make on related subjects in our reports filed with or furnished to the SEC. Risks, uncertainties and other factors that may cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the following:

  •
  our ability to satisfy certain conditions and complete the sale of substantially all of our assets to, and the assumption of certain of our liabilities by (the "Sale Transaction"), Time Warner NY Cable LLC ("TW NY"), a subsidiary of Time Warner Cable Inc. ("TWC"), the cable subsidiary of Time Warner Inc., and Comcast Corporation ("Comcast");

  •
  negative impact on our business if the Sale Transaction is not completed;

  •
  uncertainty as to whether and when the Sale Transaction will be consummated and how the business of TWC and Comcast will be operated after such consummation;

  •
  ongoing diversion of management's time and attention due to the Sale Transaction, the Chapter 11 bankruptcy proceeding and pending litigation;

  •
  increased levels of employee attrition and considerable distractions and uncertainty due to the Sale Transaction;

  •
  availability of financing in the event the Sale Transaction is not consummated and we instead seek to emerge from bankruptcy as a stand-alone company;

  •
  our income and franchise tax liabilities in connection with the Sale Transaction could be materially more than estimated;

  •
  our ability to timely confirm the plan of reorganization filed by Adelphia and substantially all of its domestic subsidiaries (the "Debtors") with the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") and avoid potential termination of the Sale Transaction or purchase price adjustments under the terms and conditions of the Sale Transaction;

  •
  effects of continued adverse publicity in connection with the Chapter 11 bankruptcy proceeding;

  •
  potential dilutive impact to our stakeholders related to the substantial claims filed against us in the Chapter 11 bankruptcy proceeding;

  •
  our ability to consummate the transactions contemplated by the settlements with the U.S. Attorney and the SEC;

  •
  our ability to transfer the assets related to the Forfeited Entities to TW NY and Comcast, the failure of which would result in a decrease in the purchase price payable to us under the Sale Transaction;

  •
  our ability to make payments to the restitution fund required under the Non-Prosecution Agreement with the U.S. Attorney and satisfy our obligations under such agreement and the final judgment in the SEC civil enforcement action;

  •
  uncertainty regarding tax attributes and potential tax liabilities due to our re-evaluation of our historical positions;

  •
  potential tax consequences of certain advances by us to the Rigas Family and their entities, our settlements with the U.S. Attorney and the SEC, the acquisition of the Forfeited Entities and the subsequent sale of the assets of such entities in the Sale Transaction;

  •
  continued basic cable subscriber loss may result in a material adverse effect on our financial condition and results of operations and/or purchase price adjustments under the Sale Transaction and/or termination of the Sale Transaction at the option of TW NY and Comcast;

  •
  effects of extensive government legislation and regulation, including by local cable franchising authorities;

  •
  our ability to pass increases in our programming costs on to our customers;

  •
  continued competition from programming distributors and other communications providers;

  •
  non-renewal or termination of franchises required for the operation of our cable systems;

  •
  nonexclusivity of our cable systems' franchises;

  •
  our ability to obtain necessary financing for our working capital needs;

  •
  the outcome of significant pending litigation;

  •
  our ability to competitively launch voice over Internet protocol service in the event the Sale Transaction is not consummated and we emerge as a stand-alone entity;

  •
  our ability to keep pace with technological developments or customers' demand for advanced services; and

  •
  exposure to physical and economic events outside of our control that affect the regions we serve.

        Many of these risks, uncertainties and other factors are outside of the Company's control. Readers should consider all of these factors carefully in evaluating the forward-looking statements contained in this Quarterly Report. We discuss these risks, uncertainties and other factors more fully in Part II, Item 1A, "Risk Factors," in this Quarterly Report and in other reports filed by us with or furnished by us to the SEC, including our 2005 Form 10-K.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	March 31, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$464,045	$389,839
Restricted cash	264,516	25,783
Accounts receivable, less allowance for doubtful accounts of $15,323 and $15,912, respectively	83,490	119,512
Receivable for securities	10,029	10,029
Other current assets	64,351	74,399

Total current assets	886,431	619,562

Noncurrent assets:
Restricted cash	2,750	262,393
Property and equipment, net	4,296,161	4,334,651
Intangible assets, net (Note 8)	7,504,351	7,529,164
Other noncurrent assets, net	127,396	128,240

Total assets	$12,817,089	$12,874,010

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$67,634	$130,157
Subscriber advance payments and deposits	35,465	34,543
Accrued liabilities (Note 8)	562,048	551,599
Deferred revenue	21,114	21,376
Parent and subsidiary debt (Note 4)	926,204	869,184

Total current liabilities	1,612,465	1,606,859

Noncurrent liabilities:
Other liabilities	32,024	31,929
Deferred revenue	57,508	61,065
Deferred income taxes	883,135	833,535

Total noncurrent liabilities	972,667	926,529
Liabilities subject to compromise (Note 2)	18,523,386	18,415,158

Total liabilities	21,108,518	20,948,546

Commitments and contingencies (Note 7)
Minority's interest in equity of subsidiary	70,374	71,307
Stockholders' deficit:
Series preferred stock	397	397
Class A Common Stock, $.01 par value, 1,200,000,000 shares authorized, 229,787,271 shares issued and 228,692,414 shares outstanding	2,297	2,297
Convertible Class B Common Stock, $.01 par value, 300,000,000 shares authorized, 25,055,365 shares issued and outstanding	251	251
Additional paid-in capital	12,024,695	12,071,165
Accumulated other comprehensive loss, net	(2,862)	(4,988)
Accumulated deficit	(20,358,644)	(20,187,028)
Treasury stock, at cost, 1,094,857 shares of Class A Common Stock	(27,937)	(27,937)

Total stockholders' deficit	(8,361,803)	(8,145,843)

Total liabilities and stockholders' deficit	$12,817,089	$12,874,010

See accompanying notes to the condensed consolidated financial statements.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except share and per share amounts)
(unaudited)

	Three months ended March 31,
	2006	2005
Revenue	$1,149,722	$1,069,002

Costs and expenses:
Direct operating and programming	689,913	654,330
Selling, general and administrative	87,089	79,065
Investigation, re-audit and sale transaction costs	20,606	20,430
Depreciation	188,127	213,105
Amortization	33,300	34,419
Provision for uncollectible amounts due from the Rigas Family and Rigas Family Entities	—	2,000
Gain on disposition of long-lived assets	(964)	(5,900)

Total costs and expenses	1,018,071	997,449

Operating income	131,651	71,553
Other income (expense), net:
Interest expense, net of amounts capitalized (contractual interest was $360,004 and $317,806 during the three months ended March 31, 2006 and 2005, respectively) (Note 2)	(157,653)	(117,242)
Other income (expense), net (Notes 2 and 7)	(73,630)	1,193

Total other expense, net	(231,283)	(116,049)

Loss before reorganization expenses, income taxes, share of losses of equity affiliates and minority's interest	(99,632)	(44,496)
Reorganization expenses due to bankruptcy (Note 2)	(21,984)	(14,058)

Loss before income taxes, share of losses of equity affiliates and minority's interest	(121,616)	(58,554)
Income tax expense	(50,023)	(24,132)
Share of losses of equity affiliates, net	(910)	(486)
Minority's interest in loss of subsidiary	933	430

Net loss	(171,616)	(82,742)
Dividend requirements applicable to preferred stock (contractual dividends were $30,031 during each of the three months ended March 31, 2006 and 2005):
Beneficial conversion feature	—	(583)

Net loss applicable to common stockholders	$(171,616)	$(83,325)

Basic and diluted net loss applicable to common stockholders per weighted average share of common stock	$(0.68)	$(0.33)

Basic and diluted weighted average shares of common stock outstanding	253,747,779	253,747,779

See accompanying notes to the condensed consolidated financial statements.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Three months ended March 31,
	2006	2005
Operating activities:
Net loss	$(171,616)	$(82,742)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	188,127	213,105
Amortization	33,300	34,419
Gain on disposition of long-lived assets	(964)	(5,900)
Amortization of deferred financing costs	847	782
Provision for uncollectible amounts due from the Rigas Family and Rigas Family Entities	—	2,000
Provision for loss contingencies	73,038	—
Other noncash charges, net	330	—
Reorganization expenses due to bankruptcy	21,984	14,058
Deferred income tax expense	49,600	23,601
Share of losses of equity affiliates, net	910	486
Minority's interest in loss of subsidiary	(933)	(430)
Change in operating assets and liabilities	(25,292)	(53,274)

Net cash provided by operating activities before payment of reorganization expenses	169,331	146,105
Reorganization expenses paid during the period	(22,172)	(243)

Net cash provided by operating activities	147,159	145,862

Investing activities:
Capital expenditures for property and equipment	(148,828)	(144,254)
Change in restricted cash	20,911	(22,408)
Proceeds from sale of long-lived assets	1,104	36,208
Other	(2,546)	(3,369)

Net cash used in investing activities	(129,359)	(133,823)

Financing activities:
Proceeds from debt	980,000	660,000
Repayments of debt	(922,694)	(690,432)
Payments of deferred financing costs	(900)	(3,769)

Net cash provided by (used in) financing activities	56,406	(34,201)

Increase (decrease) in cash and cash equivalents	74,206	(22,162)
Cash and cash equivalents at beginning of period	389,839	338,909

Cash and cash equivalents at end of period	$464,045	$316,747

See accompanying notes to the condensed consolidated financial statements.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1: Background and Basis of Presentation

        The Company is engaged primarily in the cable television business. The Company's consolidated cable systems are located in 31 states and Brazil. On June 25, 2002 (the "Petition Date"), Adelphia and substantially all of its domestic subsidiaries filed voluntary petitions to reorganize (the "Chapter 11 Cases") under Chapter 11 of Title 11 ("Chapter 11") of the United States Code (the "Bankruptcy Code") in the Bankruptcy Court. On June 10, 2002, Century Communications Corporation ("Century"), an indirect wholly owned subsidiary of Adelphia, filed a voluntary petition to reorganize under Chapter 11. On October 6 and November 15, 2005, certain additional subsidiaries of Adelphia filed voluntary petitions to reorganize under Chapter 11. On March 31, 2006, the Forfeited Entities and certain other entities filed voluntary petitions to reorganize under Chapter 11. The Debtors, which include Century, the subsequent filers and the Forfeited Entities, are currently operating their businesses as debtors-in-possession under Chapter 11. Effective April 20, 2005, Adelphia entered into definitive agreements (the "Purchase Agreements") with TW NY and Comcast which provide for the sale of substantially all of the Company's U.S. assets. For additional information, see Note 2.

        In May 2002, certain members of the Rigas Family resigned from their positions as directors and executive officers of the Company. In addition, although the Rigas Family owned Adelphia $0.01 par value Class A common stock ("Class A Common Stock") and Adelphia $0.01 par value Class B common stock ("Class B Common Stock") with a majority of the voting power in Adelphia, the Rigas Family was not able to exercise such voting power since the Debtors filed for protection under the Bankruptcy Code in June 2002. Prior to May 2002, the Company engaged in numerous transactions that directly or indirectly involved members of the Rigas Family and Rigas Family Entities. The Rigas Family Entities include certain cable television entities formerly owned by the Rigas Family that are subject to co-borrowing arrangements with the Company, as well as Coudersport and Bucktail (the "Rigas Co-Borrowing Entities"), as well as other Rigas Family entities (the "Other Rigas Entities").

        On March 29, 2006, the District Court signed the Final Forfeiture Orders. Pursuant to the Final Forfeiture Orders, on March 29, 2006, all right, title and interest in the Forfeited Entities held by the Rigas Family and by the Rigas Family Entities prior to the Forfeiture Order were transferred to certain subsidiaries of the Company free and clear of all liens, claims, encumbrances and adverse interests in accordance with the Final Forfeiture Orders, subject to certain limitations set forth in the Final Forfeiture Orders. The transfer of all right, title and interest previously held by the Rigas Family and by the Rigas Family Entities in any of the Company's securities and certain specified real estate and other property in furtherance of the Non-Prosecution Agreement, as further discussed in Note 7, is expected to occur in accordance with separate, subsequent court documentation.

        The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures typically included in the Company's financial statements filed with its Annual Report on Form 10-K have been condensed or omitted for this Quarterly Report. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments, which consist of only normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. These financial statements should be read in conjunction with the Company's 2005 Form 10-K. Interim results are not necessarily indicative of results for a full year.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

        These condensed consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business, and do not purport to show, reflect or provide for the consequences of the Chapter 11 Cases. In particular, these condensed consolidated financial statements do not purport to show: (i) as to assets, the amount that may be realized upon their sale or their availability to satisfy liabilities; (ii) as to pre-petition liabilities, the amounts at which claims or contingencies may be settled, or the status and priority thereof; (iii) as to stockholders' equity accounts, the effect of any changes that may be made in the capitalization of the Company; or (iv) as to operations, the effect of any changes that may be made in its business.

        Although the Company is operating as a debtor-in-possession in the Chapter 11 Cases, the Company's ability to control the activities and operations of its subsidiaries that are also Debtors may be limited pursuant to the Bankruptcy Code. However, because the bankruptcy proceedings for the Debtors are consolidated for administrative purposes in the same Bankruptcy Court and will be overseen by the same judge, the financial statements of Adelphia and its subsidiaries have been presented on a combined basis, which is consistent with condensed consolidated financial statements. All inter-entity transactions between Adelphia, its subsidiaries and the Rigas Co-Borrowing Entities have been eliminated in consolidation. As more fully described in Note 3, effective January 1, 2004, the Company began consolidating the Rigas Co-Borrowing Entities.

Note 2: Bankruptcy Proceedings and Sale of Assets of the Company

Overview

        The Debtors, which include Century, the subsequent filers and the Forfeited Entities, are currently operating their businesses as debtors-in-possession under Chapter 11. Included in the accompanying condensed consolidated financial statements are subsidiaries that have not filed voluntary petitions under the Bankruptcy Code. The assets and liabilities of such non-filing subsidiaries are not considered material to the condensed consolidated financial statements.

        On July 11, 2002, a statutory committee of unsecured creditors (the "Creditors' Committee") was appointed, and on July 31, 2002, a statutory committee of equity holders (the "Equity Committee" and, together with the Creditors' Committee, the "Committees") was appointed. The Committees have the right to, among other things, review and object to certain business transactions and may participate in the formulation of the Debtors' plan of reorganization. Under the Bankruptcy Code, the Debtors were provided with specified periods during which only the Debtors could propose and file a plan of reorganization (the "Exclusive Period") and solicit acceptances thereto (the "Solicitation Period"). The Debtors received several extensions of the Exclusive Period and the Solicitation Period from the Bankruptcy Court with the latest extension of the Exclusive Period and the Solicitation Period being through February 17, 2004 and April 20, 2004, respectively. In early 2004, the Debtors filed a motion requesting an additional extension of the Exclusive Period and the Solicitation Period. However, in 2004, the Equity Committee filed a motion to terminate the Exclusive Period and the Solicitation Period and other objections were filed regarding the Debtors' request. The Bankruptcy Court has extended the Exclusive Period and the Solicitation Period until the hearing on the motions is held and a determination by the Bankruptcy Court is made. No hearing has been scheduled. For additional information, see Note 7, "Arahova Motions."

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Confirmation of Plan of Reorganization

        For a plan of reorganization to be confirmed and become effective, the Debtors must, among other things:

  •
  obtain an order of the Bankruptcy Court approving a disclosure statement as containing "adequate information;"

  •
  solicit acceptance of a plan of reorganization from the holders of claims and equity interests in each class that is impaired and not deemed by the Bankruptcy Court to have rejected such plan;

  •
  obtain an order from the Bankruptcy Court confirming a plan of reorganization; and

  •
  consummate a plan of reorganization.

        By order dated November 23, 2005, the Bankruptcy Court approved the Debtors' fourth amended disclosure statement (the "November Disclosure Statement") as containing "adequate information" pursuant to Section 1125 of the Bankruptcy Code. By December 12, 2005, the Debtors had completed the mailing of the November Disclosure Statement and related solicitation materials in connection with the Debtors' fourth amended joint plan of reorganization, as filed with the Bankruptcy Court on November 21, 2005 (the "November Plan"). On April 28, 2006, the Bankruptcy Court approved the Debtors' supplement to the November Disclosure Statement (the "DS Supplement") as containing "adequate information" pursuant to Section 1125 of the Bankruptcy Code (the "DS Supplement Order"). The mailing of the DS Supplement and related solicitation materials in connection with the Debtors' proposed modified fourth amended joint plan of reorganization, filed with the Bankruptcy Court on April 28, 2006 (the "Plan"), commenced on or about May 5, 2006.

        The Plan contemplates, among other things, consummation of the Sale Transaction and distribution of the cash and Class A common stock of TWC (the "TWC Class A Common Stock") received pursuant to the Sale Transaction to the stakeholders of the Debtors in accordance with the Plan. The Plan also proposes several potential settlements (the "Potential Settlements") of the Inter-Creditor Dispute, as defined in Note 7, "Arahova Motions." The Plan allows certain holders of allowed claims or equity interests in certain Debtor groups to vote separately to accept or reject the Potential Settlements or accept or reject the holdback plan. If one or more of the Potential Settlements is accepted by the relevant parties, or otherwise approved by the Bankruptcy Court, the Debtor group in question may be removed from the Inter-Creditor Dispute and its stakeholders may receive the distribution embodied in the Potential Settlement. Depending on certain circumstances, if one or more Potential Settlements is not accepted by the relevant parties, or not otherwise approved by the Bankruptcy Court, then the relevant Debtor group may remain in the Inter-Creditor Dispute with the benefit of the corresponding holdback, pending the release of the holdback pursuant to the ultimate Inter-Creditor Dispute resolution. The Potential Settlements do not reflect a determination of the Bankruptcy Court or the Debtors as to the likely outcome of the Inter-Creditor Dispute. Rather, the Potential Settlements reflect a potential economic adjustment among the parties affected by the Inter-Creditor Dispute in exchange for reduction or elimination of the risk associated with the continuation of the Inter-Creditor Dispute.

        Pursuant to the DS Supplement Order, the deadline for the submission of ballots to the balloting agent to accept or reject the Plan is June 5, 2006, and in the case of securities held through an intermediary, ballots shall be submitted to the voting nominee by May 31, 2006 or such earlier date as established by the voting nominee.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

        The confirmation hearing has been bifurcated into two hearings. The first hearing is scheduled to commence on May 15, 2006, and the second hearing is scheduled to commence on June 20, 2006.

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

Sale of Assets

        Effective April 20, 2005, Adelphia entered into the Sale Transaction. Upon the closing of the Sale Transaction, Adelphia will receive aggregate consideration of cash in the amount of approximately $12.7 billion plus shares of TWC Class A Common Stock, which are expected to represent 16% of the outstanding equity securities of TWC as of the closing. Such percentage: (i) assumes the redemption of Comcast's interest in TWC, the inclusion in the sale to TW NY of all of the cable systems owned by the Rigas Co-Borrowing Entities contemplated to be purchased by TW NY pursuant to the Sale Transaction and that there is no Expanded Transaction (as defined below); and (ii) is subject to adjustment for issuances pursuant to employee stock programs (subject to a cap) and issuances of securities for fair consideration. The TWC Class A Common Stock is expected to be listed on The New York Stock Exchange. The purchase price payable by TW NY and Comcast is subject to certain adjustments. TWC, Comcast and certain of their affiliates have also agreed to swap certain cable systems and unwind Comcast's investments in TWC and Time Warner Entertainment Company, L.P., a subsidiary of TWC ("TWE"). Consummation of the Sale Transaction, however, is not subject to the consummation of the agreement by TWC, Comcast and certain of their affiliates to swap certain cable systems and unwind Comcast's investments in TWC and TWE. The Sale Transaction does not include the Company's interest in Century/ML Cable Venture ("Century/ML Cable"), a joint venture that owned and operated cable systems in Puerto Rico, which Century and ML Media Partners, L.P. ("ML Media") sold to San Juan Cable, LLC ("San Juan Cable") effective October 31, 2005. For additional information, see Note 7.

        As part of the Sale Transaction, Adelphia agreed to transfer to TW NY and Comcast the assets related to the Rigas Co-Borrowing Entities (including Coudersport and Bucktail). If the Company is unable to transfer all of the assets related to such entities to Comcast and TW NY at the closing of the Sale Transaction, the initial purchase price payable by Comcast and by TW NY would be reduced by an aggregate amount of up to $600,000,000 and $334,000,000, respectively, but would become payable to the extent such assets are transferred to Comcast or TW NY within 15 months of the closing. The value of the potential reduction to the purchase price payable by TW NY is based on an updated valuation analysis of the TWC Class A Common Stock provided to the Company by UBS Securities LLC ("UBS") and Allen & Company LLC ("Allen") on March 20, 2006. Adelphia expects to be able to transfer to TW NY and Comcast the assets of the Forfeited Entities, which do not include Coudersport and Bucktail, once such entities emerge from bankruptcy. There can be no assurance that the bankruptcy cases of the Forfeited Entities will proceed swiftly enough for such transfer to occur concurrent with the closing of the Sale Transaction, and such transfer may not occur until after the initial closing of the Sale Transaction, if at all. Adelphia believes that its inability to transfer the assets of Coudersport and Bucktail to TW NY and Comcast will result in an aggregate purchase price reduction of approximately $21,000,000, reflecting a reduction to the purchase price payable by TW NY

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

of approximately $13,000,000 and by Comcast of approximately $8,000,000. The value of the reduction to the purchase price payable by TW NY is based on an updated valuation analysis of the TWC Class A Common Stock provided to the Company by UBS and Allen on March 20, 2006.

        Pursuant to a separate agreement, dated as of April 20, 2005, TWC, among other things, has guaranteed the obligations of TW NY under the asset purchase agreement between TW NY and Adelphia.

        Until a plan of reorganization is confirmed by the Bankruptcy Court and becomes effective, the Sale Transaction cannot be consummated. The closing of the Sale Transaction is also subject to the satisfaction or waiver of conditions customary to transactions of this type, including, among others: (i) receipt of applicable regulatory approvals, including the consent of the Federal Communications Commission (the "FCC") to the transfer of certain licenses, and, subject to certain exceptions, any applicable approvals of local franchising authorities ("LFAs") to the change in ownership of the cable systems operated by the Company to the extent not preempted by Section 365 of the Bankruptcy Code; (ii) expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended ("HSR Act"); (iii) the offer and sale of the shares of TWC Class A Common Stock to be issued in the Sale Transaction having been exempted from registration pursuant to an order of the Bankruptcy Court confirming the Plan or a no-action letter from the staff of the SEC, or a registration statement covering the offer and sale of such shares having been declared effective; (iv) the TWC Class A Common Stock to be issued in the Sale Transaction being freely tradable and not subject to resale restrictions, except in certain circumstances; (v) approval of the shares of TWC Class A Common Stock to be issued in the Sale Transaction for listing on the New York Stock Exchange (or, if Adelphia waives the listing requirement condition to the closing of the Sale Transaction and otherwise consents, will either be listed on another national securities exchange or quotation system or trade in interdealer and over-the-counter transactions with price quotations available on the "OTC Bulletin Board" and/or the "Pink Sheets" on a temporary or permanent basis); (vi) entry by the Bankruptcy Court of a final order confirming the Plan and, contemporaneously with the closing of the Sale Transaction, consummation of the Plan; (vii) satisfactory settlement by Adelphia of the claims and causes of action brought by the SEC and the investigations by the United States Department of Justice (the "DoJ"); (viii) the absence of any material adverse effect with respect to TWC's business and certain significant components of the Company's business (without taking into consideration any loss of subscribers by the Company's business (or results thereof) already reflected in the projections specified in the asset purchase agreements or the purchase price adjustments); (ix) the number of eligible basic subscribers (as the term is used in the purchase agreements) served by the Company's cable systems as of a specified date prior to the closing of the Sale Transaction not being below an agreed upon threshold; (x) the absence of an actual change in law, or proposed change in law that has a reasonable possibility of being enacted, that would adversely affect the tax treatment accorded to the Sale Transaction with respect to TW NY; (xi) a filing of an election under Section 754 of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), by each of Century-TCI California Communications, L.P., Parnassos Communications, L.P. and Western NY Cablevision L.P. (the "Century-TCI/Parnassos Partnerships"); and (xii) the provision of certain audited and unaudited financial information by Adelphia.

        Subject to the Expanded Transaction (as defined below), the closing under each Purchase Agreement is also conditioned on a contemporaneous closing under the other Purchase Agreement. On January 31, 2006, the Federal Trade Commission closed its antitrust investigation under the HSR Act of

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

the Sale Transaction. In addition, the Company believes that it has received the necessary applicable approvals of LFAs to the change in ownership of the cable systems operated by the Company to satisfy the applicable closing condition under the Purchase Agreements. The Company expects the closing of the Sale Transaction to occur by July 31, 2006, the date under the Purchase Agreements after which either party may terminate, subject to certain exceptions, the applicable Purchase Agreement if the closing has not already occurred.

        Adelphia received a letter, dated March 24, 2006, from each of TWC and Comcast alleging that Adelphia's implementation of a system, required by the Purchase Agreements to be implemented prior to the closing of the Sale Transaction, by which eligible basic subscribers (as such term is used in the Purchase Agreements) can be tracked, materially breaches the Purchase Agreements insofar as it does not include within it certain marketing promotions utilized by Adelphia. Adelphia, in letters to TW NY and Comcast, dated March 27, 2006, has denied that Adelphia's actions constitute a material breach, but has determined, without prejudice to its position, to incorporate a method of tracking such marketing promotions as part of its subscriber tracking system. Adelphia does not believe that such marketing promotions are required by the terms of the relevant Purchase Agreements to be tracked by a subscriber tracking system that, as required by the Purchase Agreements, would be reasonably expected to accurately track eligible basic subscribers. Under the Purchase Agreements, any breach that would preclude Adelphia from providing a certificate at the closing of the Sale Transaction that each of the covenants in the Purchase Agreements (including the covenant to implement the tracking system) has been duly performed in all material respects would constitute a failure of a condition to closing of the Sale Transaction in favor of each of TW NY and Comcast, and if not cured, could provide TW NY and Comcast a basis for terminating their respective Purchase Agreements.

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

        The Purchase Agreements with TW NY and Comcast contain certain termination rights for Adelphia, TW NY and Comcast, and further provide that, upon termination of the Purchase Agreements under specified circumstances, Adelphia may be required to pay TW NY a termination fee of $352,850,000 and Comcast a termination fee of $87,500,000.

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

        The ultimate amount of the Debtors' liabilities will be determined during the Debtors' claims resolution process. The Bankruptcy Court has established bar dates of January 9, 2004, November 14, 2005, December 20, 2005 and May 1, 2006 for filing proofs of claim against the Debtors' estates. A bar date is the date by which proofs of claim must be filed if a claimant disagrees with how its claim appears on the Debtors' Schedules of Liabilities. However, under certain limited circumstances, claimants may file proofs of claims after the bar date. As of January 9, 2004, approximately 17,000 proofs of claim asserting in excess of $3.20 trillion in claims were filed and, as of May 8, 2006, approximately 19,400 proofs of claim asserting approximately $3.98 trillion in claims were filed, in each case including duplicative claims, but excluding any estimated amounts for unliquidated claims. The aggregate amount of claims filed with the Bankruptcy Court far exceeds the Debtors' estimate of ultimate liability. The Debtors currently are in the process of reviewing, analyzing and reconciling the scheduled and filed claims. The Debtors expect that the claims resolution process will take significant time to complete following the consummation of the Plan. As the amounts of the allowed claims are determined, adjustments will be recorded in liabilities subject to compromise and reorganization expenses due to bankruptcy.

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

Debtor-in-Possession ("DIP") Credit Facility

        In order to provide liquidity following the commencement of the Chapter 11 Cases, Adelphia and certain of its subsidiaries (the "Loan Parties") entered into a $1,500,000,000 debtor-in-possession credit facility (as amended, the "DIP Facility"). On May 10, 2004, the Loan Parties entered into a $1,000,000,000 extended debtor-in-possession credit facility (as amended, the "First Extended DIP Facility"), which amended and restated the DIP Facility in its entirety. On February 25, 2005, the Loan Parties entered into a $1,300,000,000 further extended debtor-in-possession credit facility (as amended, the "Second Extended DIP Facility"), which amended and restated the First Extended DIP Facility in its entirety. On March 17, 2006, the Loan Parties entered into a $1,300,000,000 further extended

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

debtor-in-possession credit facility (the "Third Extended DIP Facility"), which amended and restated the Second Extended DIP Facility in its entirety. For additional information, see Note 4.

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

  •
  being able to successfully implement the Company's business plans, decrease basic subscriber losses, renew franchises and offset the negative effects that the Chapter 11 filing has had on the Company's business, including the impairment of customer and vendor relationships; failure to do so will result in reduced operating results and potential impairment of assets;

  •
  resolving material litigation;

  •
  achieving positive operating results, increasing net cash provided by operating activities and maintaining satisfactory levels of capital and liquidity considering its history of net losses and capital expenditure requirements and the expected near-term continuation thereof; and

  •
  motivating and retaining key executives and employees.

Presentation

        Liabilities subject to compromise consist of the following (amounts in thousands):

	March 31, 2006	December 31, 2005
Parent and subsidiary debt	$16,130,151	$16,136,960
Accounts payable	918,665	926,794
Accrued liabilities	1,325,776	1,202,610
Series B Preferred Stock	148,794	148,794

Liabilities subject to compromise	$18,523,386	$18,415,158

        Following is a reconciliation of the changes in liabilities subject to compromise for the period from December 31, 2005 through March 31, 2006 (amounts in thousands):

Balance at December 31, 2005	$18,415,158
Loss associated with ML Media dispute (see Note 7)	64,038
Verizon claims(a)	55,959
Settlements and other, net	(9,192)
Chapter 11 filing by the Forfeited Entities, net	(2,442)
Contract rejections	(135)

Balance at March 31, 2006	$18,523,386

(a)
In connection with the acquisition of Verizon Media Ventures, Inc. ("Verizon Media Ventures"), Adelphia issued shares of Class A Common Stock valued at $46,470,000. Verizon Media Ventures had the option to require the Company to repurchase such shares, including related interest charges, in the event that the Company failed to register the shares within a specified period of time after the acquisition. As a result of the claims reconciliation process, the Company

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

determined that, prior to the Petition Date, Verizon Media Ventures had asked the Company to repurchase the shares. Accordingly, the Company has revised the classification of the amount of the purchase price previously recorded through equity to liabilities subject to compromise. In addition, as part of the claims reconciliation process, the Company recorded a loss of $9,000,000 during the first quarter of 2006 associated with claims asserted by Verizon Media Ventures in connection with two separate asset purchase agreements which were not consummated.

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

        As a result of the Chapter 11 Cases, deferred financing fees related to pre-petition debt obligations are no longer amortized. Unamortized deferred financing fees of $141,017,000 have been included as an offset to liabilities subject to compromise as an adjustment of the net carrying value of the related pre-petition debt. Similarly, amortization of the deferred issuance costs for the Company's redeemable preferred stock was also terminated at the Petition Date.

Reorganization Expenses Due to Bankruptcy and Investigation, Re-audit and Sale Transaction Costs

        Only those fees directly related to the Chapter 11 filings are included in reorganization expenses due to bankruptcy. These expenses are offset by the interest earned during reorganization and income related to the settlement of certain liabilities subject to compromise. Certain reorganization expenses are contingent upon the approval of a plan of reorganization by the Bankruptcy Court and include cure costs, financing fees and success fees. The Company is aware of certain success fees that potentially could be paid upon the Company's emergence from bankruptcy to third party financial advisors retained by the Company and the Committees in connection with the Chapter 11 Cases. Currently, these success fees are estimated to be between $6,500,000 and $19,950,000 in the aggregate. In addition, pursuant to their employment agreements, the Chief Executive Officer ("CEO") and the Chief Operating Officer ("COO") of the Company are eligible to receive equity awards of Adelphia stock with a minimum aggregate fair value of $17,000,000 upon the Debtors' emergence from bankruptcy. Under the employment agreements, the value of such equity awards will be determined based on the average trading price of the post-emergence common stock of Adelphia during the 15 trading days immediately preceding the 90thday following the date of emergence. Pursuant to the employment agreements, these equity awards, which will be subject to vesting and trading restrictions, may be increased up to a maximum aggregate value of $25,500,000 at the discretion of the board of directors of Adelphia (the "Board"). As no plan of reorganization has been confirmed by the Bankruptcy Court, no accrual for such contingent payments or equity awards has been recorded in the accompanying condensed consolidated financial statements. See Note 7 for additional information.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

        The following table sets forth certain components of reorganization expenses for the indicated periods (amounts in thousands):

	Three months ended March 31,
	2006	2005
Professional fees	$31,814	$22,765
Interest earned during reorganization	(4,588)	(2,171)
Settlements and other, net	(5,242)	(6,536)

Reorganization expenses due to bankruptcy	$21,984	$14,058

        In addition to the costs shown above, the Company has incurred certain professional fees and other costs that, although not directly related to the Chapter 11 filing, relate to the investigation of the actions of the Rigas Family management, related efforts to comply with applicable laws and regulations and the Sale Transaction. These expenses include legal fees, employee retention costs, audit fees incurred for the year ended December 31, 2001 and prior, legal defense costs paid on behalf of the Rigas Family and consultant fees. These expenses have been included in investigation, re-audit and sale transaction costs in the accompanying condensed consolidated statements of operations.

Note 3: Variable Interest Entities

        Financial Accounting Standards Board ("FASB") Interpretation No. 46, Consolidation of Variable Interest Entities (as subsequently revised in December 2003, "FIN 46-R") requires variable interest entities, as defined by FIN 46-R, to be consolidated by the primary beneficiary if certain criteria are met. The Company concluded that the Rigas Co-Borrowing Entities are variable interest entities for which the Company is the primary beneficiary, as contemplated by FIN 46-R. Accordingly, effective January 1, 2004, the Company began consolidating the Rigas Co-Borrowing Entities on a prospective basis. The assets and liabilities of the Rigas Co-Borrowing Entities are included in the Company's condensed consolidated financial statements at the Rigas Family's historical cost because these entities first became variable interest entities and Adelphia became the primary beneficiary when Adelphia and these entities were under the common control of the Rigas Family. The Company is reporting the operating results of the Rigas Co-Borrowing Entities in the "cable" segment. See Note 5 for further discussion of the Company's business segments.

        The April 2005 agreements approved by the District Court in the SEC civil enforcement action (the "SEC Civil Action"), including: (i) the Non-Prosecution Agreement; (ii) the Adelphia-Rigas Settlement Agreement (defined in Note 7); (iii) the Government-Rigas Settlement Agreement (also defined in Note 7); and (iv) the final judgment as to Adelphia (collectively, the "Government Settlement Agreements"), provide for, among other things, the forfeiture of certain assets by the Rigas Family and Rigas Family Entities. As a result of the Forfeiture Order on June 8, 2005, the Company was no longer the primary beneficiary of Coudersport and Bucktail. Accordingly, the Company ceased to consolidate Coudersport and Bucktail under FIN 46-R in the second quarter of 2005. Pursuant to the Final Forfeiture Orders, all right, title and interest in the Forfeited Entities held by the Rigas Family and by the Rigas Family Entities prior to the Forfeiture Order were transferred to the Company on March 29, 2006. See Note 7 for additional information. Accordingly, the Forfeited Entities became part of Adelphia and its consolidated subsidiaries on March 29, 2006 and the provisions of FIN 46-R are no longer applicable to the Forfeited Entities.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

        The consolidation of the Rigas Co-Borrowing Entities under FIN 46-R resulted in the following impact to the Company's condensed consolidated financial statements for the indicated periods (amounts in thousands):

	Three months ended March 31,
	2006	2005
Revenue	$53,459	$50,801
Operating income	$8,339	$7,882
Other (expense) income, net	$(644)	$32
Net income applicable to common stockholders	$3,953	$7,914
December 31, 2005
Current assets	$3,383
Noncurrent assets	$612,065
Current liabilities	$15,602
Noncurrent liabilities	$5,660

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Note 4: Debt

        The carrying value of the Company's debt is summarized below for the indicated periods (amounts in thousands):

	March 31, 2006	December 31, 2005
Parent and subsidiary debt:
Secured:
DIP facilities(a)	$916,000	$851,352
Capital lease obligations	10,204	17,546
Unsecured other subsidiary debt	—	286

Parent and subsidiary debt	$926,204	$869,184

Liabilities subject to compromise:
Parent debt—unsecured:(b)
Senior notes	$4,767,565	$4,767,565
Convertible subordinated notes(c)	1,992,022	1,992,022
Senior debentures	129,247	129,247
Pay-in-kind notes	31,847	31,847

Total parent debt	6,920,681	6,920,681

Subsidiary debt:
Secured:
Notes payable to banks	2,240,313	2,240,313
Co-Borrowing Facilities(d)	4,576,375	4,576,375
Unsecured:
Senior notes	1,105,538	1,105,538
Senior discount notes	342,830	342,830
Zero coupon senior discount notes	755,031	755,031
Senior subordinated notes	208,976	208,976
Other subsidiary debt	121,424	121,424

Total subsidiary debt	9,350,487	9,350,487

Deferred financing fees	(141,017)	(134,208)

Parent and subsidiary debt (Note 2)	$16,130,151	$16,136,960

(a) DIP Facilities

  Second Extended DIP Facility

        In connection with the Chapter 11 filings, the Loan Parties entered into the $1,500,000,000 DIP Facility. On May 10, 2004, the Loan Parties entered into the $1,000,000,000 First Extended DIP Facility, which superseded and replaced, in its entirety, the DIP Facility. On February 25, 2005, the Loan Parties entered into the $1,300,000,000 Second Extended DIP Facility, which superseded and replaced in its entirety the First Extended DIP Facility. The Second Extended DIP Facility was approved by the Bankruptcy Court on February 22, 2005 and closed on February 25, 2005.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

        The Second Extended DIP Facility was to mature upon the earlier of March 31, 2006 or the occurrence of certain other events, as described in the Second Extended DIP Facility. The Second Extended DIP Facility consisted of an $800,000,000 revolving Tranche A Loan (including a $500,000,000 letter of credit subfacility) and a $500,000,000 term Tranche B Loan. The proceeds from the borrowings under the Second Extended DIP Facility were permitted to be used for general corporate purposes and investments, as defined in the Second Extended DIP Facility. The Second Extended DIP Facility was secured with a first priority lien on all of the Loan Parties' unencumbered assets, a priming first priority lien on all assets of the Loan Parties securing their pre-petition bank debt and a junior lien on all other assets of the Loan Parties. The applicable margin on loans extended under the Second Extended DIP Facility was 1.25% per annum (1.50% per annum under the First Extended DIP Facility) in the case of alternate base rate loans and 2.25% per annum (2.50% per annum under the First Extended DIP Facility) in the case of adjusted London interbank offered rate ("LIBOR") loans. In addition, under the Second Extended DIP Facility, the commitment fee with respect to the unused portion of the Tranche A Loan was 0.50% per annum (a range of 0.50% to 0.75% per annum, depending upon the unused balance of the Tranche A Loan under the First Extended DIP Facility).

        In connection with the closing of the Second Extended DIP Facility, on February 25, 2005, the Loan Parties borrowed an aggregate of $578,000,000 thereunder, and used all such proceeds and a portion of available cash and cash equivalents to repay all of the indebtedness outstanding under the First Extended DIP Facility, including accrued and unpaid interest and certain fees and expenses. In addition, all of the letters of credit outstanding under the First Extended DIP Facility were transferred to the Second Extended DIP Facility.

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

        The Third Extended DIP Facility generally matures upon the earlier of August 7, 2006 or the occurrence of certain other events, as described in the Third Extended DIP Facility. The Third Extended DIP Facility is comprised of an $800,000,000 revolving Tranche A Loan (including a $500,000,000 letter of credit subfacility) and a $500,000,000 term Tranche B Loan. The proceeds from borrowings under the Third Extended DIP Facility are permitted to be used for general corporate purposes and investments, as defined in the Third Extended DIP Facility. The Third Extended DIP Facility is secured with a first priority lien on all of the Loan Parties' unencumbered assets, a priming first priority lien on all assets of the Loan Parties securing their pre-petition bank debt and a junior lien on all other assets of the Loan Parties. The applicable margin on loans extended under the Third

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Extended DIP Facility was reduced (when compared to the Second Extended DIP Facility) to 1.00% per annum in the case of alternate base rate loans and 2.00% per annum in the case of adjusted LIBOR rate loans, and the commitment fee with respect to the unused portion of the Tranche A Loan is 0.50% per annum (which is the same fee that was charged under the Second Extended DIP Facility).

        In connection with the closing of the Third Extended DIP Facility, on March 17, 2006, the Loan Parties borrowed an aggregate of $916,000,000 thereunder, and used all such proceeds and a portion of available cash and cash equivalents to repay all of the indebtedness, including accrued and unpaid interest and certain fees and expenses, outstanding under the Second Extended DIP Facility. In addition, all of the letters of credit outstanding under the Second Extended DIP Facility were transferred to, and continue to remain outstanding under, the Third Extended DIP Facility.

        From time to time, the Loan Parties and the DIP lenders entered into certain amendments to the terms of the DIP facilities. In addition, from time to time, the Loan Parties received waivers to prevent or cure certain defaults or events of default under the DIP facilities. To the extent applicable, all of the waivers and amendments agreed to between the Loan Parties and the DIP lenders under the previous DIP facilities are effective through the maturity date of the Third Extended DIP Facility.

        As of March 31, 2006, $416,000,000 has been drawn and letters of credit totaling $83,824,000 have been issued under the Tranche A Loan, leaving availability of $300,176,000. Furthermore, as of March 31, 2006, the entire $500,000,000 under the Tranche B Loan has been drawn.

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

        The transfer of all right, title and interest previously held by the Rigas Family and by the Rigas Family Entities in any of the Company's securities, including the 6% notes and the 3.25% notes, in furtherance of the Non-Prosecution Agreement is expected to occur in accordance with separate, subsequent court documentation. The Company will recognize the benefits of such conveyance when it occurs. For additional information, see Note 7.

(d) Co-Borrowing Facilities

        The co-borrowing facilities represent the aggregate amount outstanding pursuant to three separate co-borrowing facilities dated May 6, 1999, April 14, 2000 and September 28, 2001 (the "Co-Borrowing Facilities"). Each

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

co-borrower is jointly and severally liable for the entire amount of the indebtedness under the applicable Co-Borrowing Facility regardless of whether that co-borrower actually borrowed that amount under such Co-Borrowing Facility. All amounts outstanding under Co-Borrowing Facilities at March 31, 2006 and December 31, 2005 represent pre-petition liabilities that have been classified as liabilities subject to compromise in the accompanying condensed consolidated balance sheets.

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

Note 5: Segments

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
(Debtors-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

        Selected financial information concerning the Company's current operating segments is presented below for the indicated periods (amounts in thousands):

	Cable	Corporate and other	Eliminations	Total
Operating and Capital Expenditure Data:
Three months ended March 31, 2006:
Revenue	$1,148,482	$1,240	$—	$1,149,722
Operating income (loss)	142,868	(11,217)	—	131,651
Capital expenditures for property and equipment	145,520	3,308	—	148,828
Three months ended March 31, 2005:
Revenue	$1,061,929	$7,073	$—	$1,069,002
Operating income (loss)	78,801	(7,248)	—	71,553
Capital expenditures for property and equipment	144,254	—	—	144,254
Balance Sheet Information:
Total assets
As of March 31, 2006	$12,499,180	$3,223,859	$(2,905,950)	$12,817,089
As of December 31, 2005	12,562,225	3,309,331	(2,997,546)	12,874,010

        The Company did not derive more than 10% of its revenue from any one customer during the three months ended March 31, 2006 and 2005. The Company's long-lived assets related to its foreign operations were $4,909,000 and $6,517,000, as of March 31, 2006 and December 31, 2005, respectively. The Company's revenue related to its foreign operations was $5,923,000 and $4,291,000 during the three months ended March 31, 2006 and 2005, respectively. The Company's assets and revenue related to its foreign operations were not significant to the Company's financial position or results of operations, respectively, during any of the periods presented.

Note 6: Comprehensive Loss

        The Company's comprehensive loss, net of tax, for the indicated periods was as follows (amounts in thousands):

	Three months ended March 31,
	2006	2005
Net loss	$(171,616)	$(82,742)
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,110)	(5,097)
Unrealized (losses) gains on securities, net of tax	(16)	25

Other comprehensive loss, net of tax	(2,126)	(5,072)

Comprehensive loss, net	$(173,742)	$(87,814)

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Note 7: Contingencies

Reorganization Expenses Due to Bankruptcy and Professional Fees

        The Company is aware of certain success fees that potentially could be paid upon the Company's emergence from bankruptcy to third party financial advisers retained by the Company and Committees in connection with the Chapter 11 Cases. Currently, these success fees are estimated to be between $6,500,000 and $19,950,000 in the aggregate. In addition, pursuant to their employment agreements, the CEO and the COO of the Company are eligible to receive equity awards of Adelphia stock with a minimum aggregate fair value of $17,000,000 upon the Debtors' emergence from bankruptcy. Under the employment agreements, the value of such equity awards will be determined based on the average trading price of the post-emergence common stock of Adelphia during the 15 trading days immediately preceding the 90th day following the date of emergence. Pursuant to the employment agreements, these equity awards, which will be subject to vesting and trading restrictions, may be increased up to a maximum aggregate value of $25,500,000 at the discretion of the Board. As no plan of reorganization has been confirmed by the Bankruptcy Court, no accrual for such contingent payments or equity awards has been recorded in the accompanying condensed consolidated financial statements.

Letters of Credit

        The Company has issued standby letters of credit for the benefit of franchise authorities and other parties, most of which have been issued to an intermediary surety bonding company. All such letters of credit will expire no later than October 7, 2006, two months following the maturity date of the Third Extended DIP Facility. At March 31, 2006, the aggregate principal amount of letters of credit issued by the Company was $84,714,000, of which $83,824,000 was issued under the Third Extended DIP Facility and $890,000 was collateralized by cash. Letters of credit issued under the DIP facilities reduce the amount that may be borrowed under the DIP facilities.

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

        On April 25, 2005, after extensive negotiations with the SEC and the U.S. Attorney, the Company entered into the Non-Prosecution Agreement pursuant to which the Company agreed, among other things: (i) to contribute $715,000,000 in value to a fund to be established and administered by the United States Attorney General and the SEC for the benefit of investors harmed by the activities of prior management (the "Restitution Fund"); (ii) to continue to cooperate with the U.S. Attorney until the later of April 25, 2007, or the date upon which all prosecutions arising out of the conduct described in the Rigas Criminal Action (as described below) and SEC Civil Action are final; and (iii) not to assert claims against the Rigas Family except for John J. Rigas, Timothy J. Rigas and Michael J. Rigas (together, the "Excluded Parties"), provided that Michael J. Rigas will cease to be an Excluded Party if all currently pending criminal proceedings against him are resolved without a felony conviction on a charge involving fraud or false statements (other than false statements to the U.S. Attorney or the SEC). On November 23, 2005, Michael J. Rigas pled guilty to a violation of Title 47, U.S. Code, Section 220(e) for making a false entry in a Company record (a form required to be filed with the SEC), and on March 3, 2006, was sentenced to two years of probation, including ten months of home confinement.

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

        The U.S. Attorney agreed: (i) not to prosecute Adelphia or specified subsidiaries of Adelphia for any conduct (other than criminal tax violations) related to the Rigas Criminal Action (defined below) or the allegations contained in the SEC Civil Action; (ii) not to use information obtained through the Company's cooperation with the U.S. Attorney to criminally prosecute the Company for tax violations; and (iii) to transfer to the Company all of the Forfeited Entities, certain specified real estate and other property forfeited by the Rigas Family and by the Rigas Family Entities and any securities of the Company that were directly or indirectly owned by the Rigas Family and by the Rigas Family Entities prior to forfeiture. The U.S. Attorney agreed with the Rigas Family not to require forfeiture of Coudersport and Bucktail (which together served approximately 5,000 subscribers (unaudited) as of the date of the Forfeiture Order). A condition precedent to the Company's obligation to make the contribution to the Restitution Fund described in the preceding paragraph is the Company's receipt of title to the Forfeited Entities, certain specified real estate and other property and any securities described above forfeited by the Rigas Family and by the Rigas Family Entities, free and clear of all

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

liens, claims, encumbrances or adverse interests. The Forfeited Entities transferred to the Company pursuant to the Final Forfeiture Orders represent the overwhelming majority of the Rigas Co-Borrowing Entities' subscribers and value.

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

        The Non-Prosecution Agreement was subject to the approval of, and has been approved by, the Bankruptcy Court. Adelphia's consent to the final judgment in the SEC Civil Action was subject to the approval of, and has been approved by, both the Bankruptcy Court and the District Court. Various parties have challenged and sought appellate review or reconsideration of the orders of the Bankruptcy Court approving these settlements. The District Court affirmed the Bankruptcy Court's approval of the Non-Prosecution Agreement, Adelphia's consent to the final judgment in the SEC Civil Action and the Adelphia-Rigas Settlement Agreement (defined below). On March 24, 2006, various parties appealed the District Court's order affirming the Bankruptcy Court's approval to the United States Court of Appeals for the Second Circuit (the "Second Circuit"). The order of the District Court approving Adelphia's consent to the final judgment in the SEC Civil Action has not been appealed. The appeals of the District Court's approval of the Government-Rigas Settlement Agreement (defined below) and the creation of the Restitution Fund have been denied by the Second Circuit.

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

        On April 25, 2005, Adelphia and the Rigas Family entered into a settlement agreement with respect to the Rigas Civil Action (the "Adelphia-Rigas Settlement Agreement"), pursuant to which Adelphia agreed, among other things: (i) to pay $11,500,000 to a legal defense fund for the benefit of the Rigas Family; (ii) to provide management services to Coudersport and Bucktail for an interim period ending no later than December 31, 2005 ("Interim Management Services"); (iii) to indemnify Coudersport and Bucktail, and the Rigas Family's (other than the Excluded Parties') interest therein, against claims asserted by the lenders under the Co-Borrowing Facilities with respect to such indebtedness up to the fair market value of those entities (without regard to their obligations with respect to such indebtedness); (iv) to provide certain members of the Rigas Family with certain indemnities, reimbursements or other protections in connection with certain third party claims arising out of Company litigation, and in connection with claims against certain members of the Rigas Family by any of the Tele-Media Joint Ventures or Century/ML Cable; and (v) within ten business days of the date on which the consent order of forfeiture is entered, dismiss the Rigas Civil Action, except for claims against the Excluded Parties. The Rigas Family agreed: (i) to make certain tax elections, under certain circumstances, with respect to the Forfeited Entities; (ii) to pay Adelphia five percent of the gross operating revenue of Coudersport and Bucktail for the Interim Management Services; and (iii) to offer employment to certain Coudersport and Bucktail employees on terms and conditions that, in the aggregate, are no less favorable to such employees (other than any employees who were expressly excluded by written notice to Adelphia received by July 1, 2005) than their terms of employment with the Company.

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

        Rigas Criminal Action.    In connection with an investigation conducted by the DoJ, on July 24, 2002, certain members of the Rigas Family and certain alleged co-conspirators were arrested, and on September 23, 2002, were indicted by a grand jury on charges including fraud, securities fraud, bank fraud and conspiracy to commit fraud (the "Rigas Criminal Action"). On November 14, 2002, one of the Rigas Family's alleged co-conspirators, James Brown, pleaded guilty to one count each of conspiracy, securities fraud and bank fraud. On January 10, 2003, another of the Rigas Family's alleged co-conspirators, Timothy Werth, who had not been arrested with the others on July 24, 2002, pleaded guilty to one count each of securities fraud, conspiracy to commit securities fraud, wire fraud and bank fraud. The trial in the Rigas Criminal Action began on February 23, 2004 in the District Court. On July 8, 2004, the jury returned a partial verdict in the Rigas Criminal Action. John J. Rigas and Timothy J. Rigas were each found guilty of conspiracy (one count), bank fraud (two counts), and securities fraud (15 counts) and not guilty of wire fraud (five counts). Michael J. Mulcahey was acquitted of all 23 counts against him. The jury found Michael J. Rigas not guilty of conspiracy and wire fraud, but remained undecided on the securities fraud and bank fraud charges against him. On July 9, 2004, the court declared a mistrial on the remaining charges against Michael J. Rigas after the

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

jurors were unable to reach a verdict as to those charges. The bank fraud charges against Michael J. Rigas have since been dismissed with prejudice. On March 17, 2005, the District Court denied the motion of John J. Rigas and Timothy J. Rigas for a new trial. On June 20, 2005, John J. Rigas and Timothy J. Rigas were convicted and sentenced to 15 years and 20 years in prison, respectively. John J. Rigas and Timothy J. Rigas have appealed their convictions and sentences and remain free on bail pending resolution of their appeals. On November 23, 2005, Michael J. Rigas pled guilty to a violation of Title 47, U.S. Code, Section 220(e) for making a false entry in a Company record (a form required to be filed with the SEC), and on March 3, 2006, was sentenced to two years of probation, including ten months of home confinement.

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

        On April 25, 2005, the Rigas Family and the U.S. Attorney entered into a settlement agreement (the "Government-Rigas Settlement Agreement"), pursuant to which the Rigas Family agreed to forfeit: (i) all of the Forfeited Entities; (ii) certain specified real estate and other property; and (iii) all securities in the Company directly or indirectly owned by the Rigas Family. The U.S. Attorney agreed: (i) not to seek additional monetary penalties from the Rigas Family, including the request for a money judgment as noted above; (ii) from the proceeds of certain assets forfeited by the Rigas Family, to establish the Restitution Fund for the purpose of providing restitution to holders of the Company's publicly traded securities; and (iii) to inform the District Court of this agreement at the sentencing of John J. Rigas and Timothy J. Rigas.

        Pursuant to the Forfeiture Order, all right, title and interest of the Rigas Family and Rigas Family Entities in the Forfeited Entities, certain specified real estate and other property and any securities of the Company were forfeited to the United States. On August 19, 2005, the Company filed a petition with the District Court seeking an order transferring title to these assets and securities to the Company. Since that time, petitions have been filed by three lending banks, each asserting an interest in the Forfeited Entities for the purpose, according to the petitions, of protecting against the contingency that the Bankruptcy Court approval of certain settlement agreements is overturned on appeal. In addition, petitions have been filed by two local franchising authorities with respect to two of the Forfeited Entities, by two mechanic's lienholders with respect to two of the forfeited real properties and by a school district with respect to one of the forfeited real properties. The Company's petition also asserted claims to the forfeited properties on behalf of two entities, Century/ML Cable and Super Cable ALK International, A.A. (Venezuela), in which the Company no longer holds an interest. Pursuant to the Final Forfeiture Orders, on March 29, 2006, all right, title and interest in the Forfeited Entities held by the Rigas Family and by the Rigas Family Entities prior to the Forfeiture Order were transferred to the Company free and clear of all liens, claims, encumbrances and adverse interests in accordance with the Final Forfeitures Orders, subject to certain limitations set forth in the Final Forfeiture Orders. The transfer of all right, title and interest previously held by the Rigas Family and by the Rigas Family Entities in any of the Company's securities and certain specified real estate and other property in furtherance of the Non-Prosecution Agreement is expected to occur in accordance with separate, subsequent court documentation. The government has requested that its next status report to the District Court regarding the forfeiture proceedings be submitted on May 19, 2006.

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

        The complaints, which named as defendants the Company, certain former officers and directors of the Company and, in some cases, the Company's former auditors, lawyers, as well as financial institutions who worked with the Company, generally allege that, among other improper statements and omissions, defendants misled investors regarding the Company's liabilities and earnings in the Company's public filings. The majority of these actions assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. Certain bondholder actions assert claims for violation of Section 11 and/or Section 12(a) (2) of the Securities Act of 1933. Certain of the state court actions allege various state law claims.

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

        In connection with the December 13, 2001 settlement of the above dispute, Adelphia, Century/ML Cable, ML Media and Highland Holdings, a Rigas Family entity ("Highland"), entered into a Leveraged Recapitalization Agreement (the "Recap Agreement"), pursuant to which Century/ML Cable agreed to redeem ML Media's 50% interest in Century/ML Cable ("the "Redemption") on or before September 30, 2002 for a purchase price between $275,000,000 and $279,800,000 depending on the timing of the Redemption, plus interest. Among other things, the Recap Agreement provided that: (i) Highland would arrange debt financing for the Redemption; (ii) Highland, Adelphia and Century would jointly and severally guarantee debt service on debt financing for the Redemption on and after the closing of the Redemption; and (iii) Highland and Century would own 60% and 40% interests, respectively, in the recapitalized Century/ML Cable. Under the terms of the Recap Agreement, Century's 50% interest in Century/ML Cable was pledged to ML Media as collateral for the Company's obligations.

        On September 30, 2002, Century/ML Cable filed a voluntary petition to reorganize under Chapter 11 in the Bankruptcy Court. Century/ML Cable was operating its business as a debtor-in-possession.

        By an order of the Bankruptcy Court dated September 17, 2003, Adelphia and Century rejected the Recap Agreement, effective as of such date.

        Adelphia, Century, Highland, Century/ML Cable and ML Media have been engaged in litigation regarding the enforceability of the Recap Agreement. On April 15, 2004, the Bankruptcy Court indicated that it would dismiss all counts of Adelphia's challenge to the enforceability of the Recap Agreement except for its allegation that ML Media aided and abetted a breach of fiduciary duty in connection with the execution of the Recap Agreement. The Bankruptcy Court also indicated that it would allow Century/ML Cable's counterclaim to avoid the Recap Agreement as a constructive fraudulent conveyance to proceed.

        ML Media has alleged that it was entitled to elect recovery of either $279,800,000, plus costs and interest in exchange for its interest in Century/ML Cable, or up to the difference between $279,800,000 and the fair market value of its interest in Century/ML Cable, plus costs, interest and revival of the

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

state court claims described above. Adelphia, Century and Century/ML Cable have disputed ML Media's claims, and the Plan contemplates that ML Media will receive no distribution until such dispute is resolved.

        On June 3, 2005, Century entered into an interest acquisition agreement, pursuant to which Century and ML Media agreed to sell their interests in Century/ML Cable (the "IAA") for $520,000,000 (subject to potential purchase price adjustments as defined in the IAA) to San Juan Cable. On August 9, 2005, Century/ML Cable filed its plan of reorganization (the "Century/ML Plan") and its related disclosure statement (the "Century/ML Disclosure Statement") with the Bankruptcy Court. On August 18, 2005, the Bankruptcy Court approved the Century/ML Disclosure Statement. On September 7, 2005, the Bankruptcy Court confirmed the Century/ML Plan, which is designed to satisfy the conditions of the IAA with San Juan Cable and provides that all third-party claims will either be paid in full or assumed by San Juan Cable under the terms set forth in the IAA. On October 31, 2005, the sale of Century/ML Cable to San Juan Cable (the "Century/ML Sale") was consummated and the Century/ML Plan became effective. Neither the Century/ML Sale nor the effectiveness of the Century/ML Plan resolved the pending litigation among Adelphia, Century, Highland, Century/ML Cable and ML Media. Upon consummation of the Cable/ML Sale, one-half of the net proceeds was placed in an escrow account for the benefit of ML Media (the "ML Media Escrow") and one-half of the net proceeds was placed in an escrow account for the benefit of Century (the "Century Escrow"). Pursuant to the IAA and the Century/ML Plan, Adelphia was granted control over Century/ML Cable's counterclaims in the litigation. Adelphia has since withdrawn Century/ML Cable's counterclaim to avoid the Recap Agreement as a constructive fraudulent conveyance. On November 23, 2005, Adelphia and Century filed their first amended answer, affirmative defenses and counterclaims. On January 13, 2006, ML Media replied to Adelphia's and Century's amended counterclaims and moved for summary judgment against Adelphia and Century on both Adelphia's and Century's remaining counterclaims and the issue of Adelphia's and Century's liability. Adelphia and Century filed their response to ML Media's summary judgment motion, as well as cross-motions for summary judgment, on March 13, 2006.

        Adelphia, Century, ML Media and the post-confirmation bankruptcy estate of Century/ML Cable (the "Estate") entered into a settlement agreement, dated as of May 11, 2006, which resolves all disputes among the parties (the "Settlement Agreement"). The Company recorded a loss of $64,038,000 related to the Settlement Agreement during the first quarter of 2006 in other income (expense), net. The Settlement Agreement is subject to approval by the Bankruptcy Court. On May 12, 2006, Adelphia filed a motion with the Bankruptcy Court seeking an order approving the Settlement Agreement (the "Approval Order"). Pursuant to the Settlement Agreement, (i) ML Media and Century have agreed to release the ML Media Escrow to ML Media; (ii) upon entry of the Approval Order, (1) Adelphia and Century will become obligated to perform all obligations of the sellers under the IAA and will have the right to exercise substantially all of the rights of sellers under the IAA and to settle all claims against the Estate, (2) ML Media will transfer substantially all of its rights with respect to the IAA and the Estate (including the right to receive ML Media's portion of undistributed funds totaling approximately $23,000,000) to a new escrow account (the "New Escrow"), and (3) Adelphia and Century shall become obligated to indemnify ML Media against certain liabilities and expenses arising out of the IAA; and (iii) once the Approval Order becomes a final order, (1) ML Media on the one hand, and Century and Adelphia on the other hand, will dismiss all pending litigation against each other, and mutual releases will become effective, (2) Century will be obligated to make a payment to ML Media from the Century Escrow equal to (a) $87,000,000, plus (b) if the Approval Order is entered after May 30, 2006, an amount equal to interest at 9% per annum on $87,000,000 for the period, from May 30, 2006 to the date the Approval Order is entered, plus (c) actual earnings on the foregoing from the date the Approval Order is entered to the earlier of the date the Approval Order becomes a final order and six months from the date of entry of the Approval Order, plus (d) if the Approval Order has not become a final order by the six-month anniversary of the date of entry, an amount equal to interest at 9% per annum on $87,000,000 from the six-month anniversary from the entry of the Approval Order to the date the Approval Order becomes a final order, and (3) the New Escrow and the balance of the Century Escrow will be released to Century.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

        The X Clause Litigation.    On December 29, 2003, the Ad Hoc Committee of holders of Adelphia's 6% and 3.25% convertible subordinated notes (collectively, the "Subordinated Notes"), together with the Bank of New York, the indenture trustee for the Subordinated Notes (collectively, the "X Clause Plaintiffs"), commenced an adversary proceeding against Adelphia in the Bankruptcy Court. The X Clause Plaintiffs' complaint sought a judgment declaring that the subordination provisions in the indentures for the Subordinated Notes were not applicable to an Adelphia plan of reorganization in which constituents receive common stock of Adelphia and that the Subordinated Notes are entitled to share pari passu in the distribution of any common stock of Adelphia given to holders of senior notes of Adelphia.

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

        On February 6, 2004, Adelphia filed its answer to the complaint, denying all of its substantive allegations. Thereafter, both the X Clause Plaintiffs and Adelphia cross-moved for summary judgment with both parties arguing that their interpretation of the X Clause was correct as a matter of law. The indenture trustee for the Adelphia senior notes (the "Senior Notes Trustee") also intervened in the action and, like Adelphia, moved for summary judgment arguing that the X Clause Plaintiffs were subordinated to holders of senior notes with respect to any distribution of common stock under a plan of reorganization. In addition, the Creditors' Committee also moved to intervene and, thereafter, moved to dismiss the X Clause Plaintiffs' complaint on the grounds, among others, that it did not present a justiciable case or controversy and therefore was not ripe for adjudication. In a written decision, dated April 12, 2004, the Bankruptcy Court granted the Creditors' Committee's motion to dismiss without ruling on the merits of the various cross-motions for summary judgment. The Bankruptcy Court's dismissal of the action was without prejudice to the X Clause Plaintiffs' right to bring the action at a later date, if appropriate.

        Subsequent to Adelphia entering into the Sale Transaction, the X Clause Plaintiffs asserted that the subordination provisions in the indentures for the Subordinated Notes also are not applicable to an Adelphia plan of reorganization in which constituents receive TWC Class A Common Stock and that the Subordinated Notes would therefore be entitled to share pari passu in the distribution of any such TWC Class A Common Stock given to holders of senior notes of Adelphia. The Senior Notes Trustee, together with certain other constituents, disputed this position.

        On December 6, 2005, the X Clause Plaintiffs and the Debtors jointly filed a motion seeking that the Bankruptcy Court establish a pre-confirmation process for interested parties to litigate the X Clause dispute. By order dated January 11, 2006, the Bankruptcy Court found that the X Clause dispute was ripe for adjudication and directed interested parties to litigate the dispute prior to plan confirmation (the "X Clause Pre-Confirmation Litigation"). A hearing on the X Clause

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Pre-Confirmation Litigation was held on March 9 and 10, 2006. On April 6, 2006, the Bankruptcy Court ruled that the subordination provisions for the Subordinated Notes were enforceable in the context of the Plan.

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

        Accordingly, on October 2, 2003, the Company filed a motion for a preliminary injunction in the district court seeking to enjoin the City from refusing to grant the Company's construction permit requests. On November 3, 2003, the district court granted the Company's motion for a preliminary injunction, finding that the Company had demonstrated "a strong likelihood of success on the merits." Thereafter, the parties agreed to informally stay the litigation pending negotiations between the Company and the City for the Company's renewal of its cable franchise, with the intent that such negotiations would also lead to a settlement of the pending litigation. However, on September 16, 2004, at the City's request, the court set certain procedural dates, including a trial date of July 12, 2005, which effectively re-opened the case to active litigation. Subsequently, the July 12, 2005 trial date was vacated pursuant to a stipulation and order. On July 11, 2005, the district court referred the matter to a United States magistrate judge for settlement discussions. A settlement conference was held on October 20, 2005, before the magistrate judge. After further negotiations, the Company reached agreement on the terms of settlements with both the City and County, subject to approval of such settlement agreements by the Bankruptcy Court. On February 21, 2006, the Bankruptcy Court approved a settlement between the Company and the City that resolves the pending litigation and all past franchise non-compliance issues. On March 27, 2006, the Bankruptcy Court approved a settlement between the Company and the County that resolves the pending litigation and all past franchise non-compliance issues. Pursuant to these settlements, the parties filed a stipulation that dismissed with prejudice all claims brought by the City and County against Adelphia (as well as the claims brought by Adelphia against the City), and the City and County have consented to the transfer of the Verizon Cable Assets in connection with the Sale Transaction.

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

        On January 17, 2006, the Debtors filed their tenth omnibus claims objection to certain claims, including claims filed by Dibbern totaling more than $7.9 billion (including duplicative claims). Through the objections, the Debtors sought to disallow and expunge each of the Dibbern claims. On February 23, 2006, Dibbern responded to the Debtors' objections and requested that the Bankruptcy Court require the Debtors to establish additional reserves for Dibbern's claims or to reclassify the claims as claims against the operating companies. On April 21, 2006, the Debtors filed a motion establishing supplemental procedures for estimating certain disputed claims, including Dibbern's claims. Dibbern objected to the Debtors' motion on April 27, 2006.

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

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

(ii) avoid as fraudulent obligations the Company's obligations, if any, to repay the defendants; (iii) recover damages for breaches of fiduciary duties to the Company and for aiding and abetting fraud and breaches of fiduciary duties by the Rigas Family; (iv) equitably disallow, subordinate or recharacterize each of the defendants' claims in the Chapter 11 Cases; (v) avoid and recover certain allegedly preferential transfers made to certain defendants; and (vi) recover damages for violations of the Bank Holding Company Act. Numerous motions seeking to defeat the Pre-petition Lender Litigation were filed by the defendants and the Bankruptcy Court held a hearing on such issues. The Equity Committee filed a motion seeking authority to bring an intervenor complaint (the "Intervenor Complaint") against the defendants seeking to, among other things, assert additional contract claims against the investment banking affiliates of the agent banks and claims under the RICO Act against various defendants (the "Additional Claims").

        On October 3 and November 7, 2003, certain of the defendants filed both objections to approval of the stipulation and motions to dismiss the bulk of the claims for relief contained in the Bank Complaint and the Intervenor Complaint. The Bankruptcy Court heard oral argument on these objections and motions on December 20 and 21, 2004. In a memorandum decision dated August 30, 2005, the Bankruptcy Court granted the motion of the Creditors' Committee for standing to prosecute the claims asserted by the Creditors' Committee. The Bankruptcy Court also granted a separate motion of the Equity Committee to file and prosecute the Additional Claims on behalf of the Debtors. The motions to dismiss are still pending. Subsequent to issuance of this decision, several defendants filed, among other things, motions to transfer the Pre-petition Lender Litigation from the Bankruptcy Court to the District Court. By order dated February 9, 2006, the Pre-petition Lender Litigation was transferred to the District Court, except with respect to the pending motions to dismiss.

        The Company cannot predict the outcome of these proceedings or estimate the possible effects on the financial condition or results of operations of the Company.

        Devon Mobile Claim.    Pursuant to the Agreement of Limited Partnership of Devon Mobile Communications, L.P., a Delaware limited partnership ("Devon Mobile"), dated as of November 3, 1995, the Company owned a 49.9% limited partnership interest in Devon Mobile, which, through its subsidiaries, held licenses to operate regional wireless telephone businesses in several states. Devon Mobile had certain business and contractual relationships with the Company and with former subsidiaries or divisions of the Company, that were spun off as TelCove, Inc. in January 2002.

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

        On January 17, 2003, the Company filed proofs of claim and interest against Devon Mobile and its subsidiaries for approximately $129,000,000 in debt and equity claims, as well as an additional claim of approximately $35,000,000 relating to the Company's guarantee of certain Devon Mobile obligations (collectively, the "Company Claims"). By order dated October 1, 2003, the Devon Mobile Bankruptcy Court confirmed Devon Mobile's First Amended Joint Plan of Liquidation (the "Devon Plan"). The Devon Plan became effective on October 17, 2003, at which time the Company's limited partnership interest in Devon Mobile was extinguished. Under the Devon Plan, the Devon Mobile Communications

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Liquidating Trust (the "Devon Liquidating Trust") succeeded to all of the rights of Devon Mobile, including prosecution of causes of action against Adelphia.

        On or about January 8, 2004, the Devon Liquidating Trust filed proofs of claim in the Chapter 11 Cases seeking, in the aggregate, approximately $100,000,000 in respect of, among other things, certain cash transfers alleged to be either preferential or fraudulent and claims for deepening insolvency, alter ego liability and breach of an alleged duty to fund Devon Mobile operations, all of which arose prior to the commencement of the Chapter 11 Cases (the "Devon Claims"). On June 21, 2004, the Devon Liquidating Trust commenced an adversary proceeding in the Chapter 11 Cases (the "Devon Adversary Proceeding") through the filing of a complaint (the "Devon Complaint") which incorporates the Devon Claims. On August 20, 2004, the Company filed an answer and counterclaim in response to the Devon Complaint denying the allegations made in the Devon Complaint and asserting various counterclaims against the Devon Liquidating Trust, which encompassed the Company Claims. On November 22, 2004, the Company filed a motion for leave (the "Motion for Leave") to file a third party complaint for contribution and indemnification against Devon G.P. and Lisa-Gaye Shearing Mead, the sole owner and President of Devon G.P. By endorsed order entered January 12, 2005, Judge Robert E. Gerber, the judge presiding over the Chapter 11 Cases and the Devon Adversary Proceeding, granted a recusal request made by counsel to Devon G.P. On January 21, 2005, the Devon Adversary Proceeding was reassigned from Judge Gerber to Judge Cecelia G. Morris. By an order dated April 5, 2005, Judge Morris denied the Motion for Leave and a subsequent motion for reconsideration.

        On March 6, 2006, the Bankruptcy Court issued a memorandum decision granting Adelphia summary judgment on all counts of the Devon Complaint except for the fraudulent conveyance/breach of limited partnership claim. The Bankruptcy Court denied in its entirety the summary judgment motion filed by the Devon Liquidating Trust. Trial commenced on April 17, 2006. On April 18, 2006, the parties agreed on the record in the Bankruptcy Court to settle their disputes. The Devon Liquidating Trust agreed to release all claims it has against the Company, and the Company agreed to release all claims it has against the Devon Liquidating Trust. Neither party will pay any money to the other party as a result of this settlement. The settlement is subject to Bankruptcy Court approval.

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

        Adelphia's Lawsuit Against Deloitte.    On November 6, 2002, Adelphia sued Deloitte & Touche LLP ("Deloitte"), Adelphia's former independent auditors, in the Court of Common Pleas for Philadelphia County. The lawsuit seeks damages against Deloitte based on Deloitte's alleged failure to conduct an audit in compliance with generally accepted auditing standards, and for providing an opinion that Adelphia's financial statements conformed with GAAP when Deloitte allegedly knew or should have known that they did not conform. The complaint further alleges that Deloitte knew or should have known of alleged misconduct and misappropriation by the Rigas Family, and other alleged acts of self-dealing, but failed to report these alleged misdeeds to the Board or others who could have and would have stopped the Rigas Family's misconduct. The complaint raises claims of professional negligence, breach of contract, aiding and abetting breach of fiduciary duty, fraud, negligent misrepresentation and contribution.

        Deloitte filed preliminary objections seeking to dismiss the complaint, which were overruled by the court by order dated June 11, 2003. On September 15, 2003, Deloitte filed an answer, a new matter and various counterclaims in response to the complaint. In its counterclaims, Deloitte asserted causes of action against Adelphia for breach of contract, fraud, negligent misrepresentation and contribution. Also on September 15, 2003, Deloitte filed a related complaint naming as additional defendants John J. Rigas, Timothy J. Rigas, Michael J. Rigas, and James P. Rigas. In this complaint, Deloitte alleges causes of action for fraud, negligent misrepresentation and contribution. The Rigas defendants, in turn, have claimed a right to contribution and/or indemnity from Adelphia for any damages Deloitte may recover against the Rigas defendants. On January 9, 2004, Adelphia answered Deloitte's counterclaims. Deloitte moved to stay discovery in this action until completion of the Rigas Criminal Action, which Adelphia opposed. Following the motion, discovery was effectively stayed for 60 days but has now commenced. Deloitte and Adelphia have exchanged documents and are engaged in substantive discovery. On December 6, 2005, the court extended the discovery deadline to June 5, 2006 and ordered that the case be ready for trial by October 2, 2006.

        The Company cannot predict the outcome of these proceedings or estimate the possible effects on the financial condition or results of operations of the Company.

        Arahova Motions.    Substantial disputes exist between creditors of the Debtors that principally affect the recoveries to the holders of certain notes due September 15, 2007, issued by Frontier Holdings, L.P. (an indirect subsidiary of Adelphia), the creditors of Olympus Communications, L.P. ("Olympus") and the creditors of Arahova and Adelphia (the "Inter-Creditor Dispute"). On November 7, 2005, the ad hoc committee of Arahova noteholders (the "Arahova Noteholders' Committee") filed four emergency motions for relief with the Bankruptcy Court seeking, among other things, to: (i) appoint a trustee for Arahova and its subsidiaries (collectively, the "Arahova/Century Debtors") who may not receive payment in full under the Plan or, alternatively, appoint independent officers and directors, with the assistance of separately retained counsel, to represent the Arahova/Century Debtors in connection with the Inter-Creditor Dispute; (ii) disqualify Willkie Farr & Gallagher LLP ("WF&G") from representing the Arahova/Century Debtors in the Chapter 11 Cases and the balance of the Debtors with respect to the Inter-Creditor Dispute; (iii) terminate the exclusive periods during which the Arahova/Century

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Debtors may file and solicit acceptances of a Chapter 11 plan of reorganization and related disclosure statement (the previous three motions, the "Arahova Emergency Motions"); and (iv) authorize the Arahova Noteholders' Committee to file confidential supplements containing certain information. The Bankruptcy Court held a sealed hearing on the Arahova Emergency Motions on January 4, 5 and 6, 2006.

        Pursuant to an order dated January 26, 2006 (the "Arahova Order"), the Bankruptcy Court: (i) denied the motion to terminate the Arahova/Century Debtors' exclusivity; (ii) denied the motion to appoint a trustee for the Arahova/Century Debtors, or, alternatively, to require the appointment of nonstatutory fiduciaries; and (iii) granted the motion for an order disqualifying WF&G from representing the Arahova/Century Debtors and any of the other Debtors in the Inter-Creditor Dispute. Without finding that present management or WF&G have in any way acted inappropriately to date, the Bankruptcy Court found that WF&G's voluntary neutrality in such disputes should be mandatory, except that the Bankruptcy Court stated that WF&G could continue to act as a facilitator privately to assist creditor groups that are parties to the Inter-Creditor Dispute reach a settlement. The Arahova Noteholders' Committee appealed the Arahova Order to the District Court, and on March 30, 2006, the District Court affirmed the Arahova Order. On April 7, 2006, the Arahova Noteholders' Committee appealed the Arahova Order to the Second Circuit. Under the scheduling order entered by the Second Circuit, the briefing of the appeal shall be completed by July 3, 2006, and oral argument shall be heard no earlier than the week of August 14, 2006.

        The Company cannot predict the outcome of these proceedings or estimate the possible effects on the financial condition or results of operations of the Company.

        City of Martinsville and Henry County, Virginia—Right of Purchase Claim.    Pursuant to the asset purchase agreement between TW NY and Adelphia, the Company filed FCC Form 394 franchise transfer requests with the City of Martinsville, Virginia ("Martinsville") and County of Henry, Virginia ("Henry County"). In response to the Company's request for franchise transfer approval, Martinsville asserted a right under its franchise agreement with Multi-Channel T.V. Cable Company, an Adelphia subsidiary and a Debtor ("Multi-Channel T.V."), to purchase the Adelphia systems serving its community. In addition, Henry County allegedly denied the Company's request for franchise transfer approval within 120 days of such request and thereafter purportedly assigned to Martinsville its purported right to purchase the Adelphia systems serving its community under its franchise agreement with Multi-Channel T.V. As of April 30, 2006, the combined number of Company subscribers in the two communities was approximately 16,000.

        On April 26, 2006, Martinsville Cable, Inc. ("Martinsville Cable") filed a complaint against Multi-Channel T.V. with the Bankruptcy Court in the Chapter 11 Cases seeking, among other things, a declaration that the alleged purchase rights of Martinsville and Henry County (which purportedly were assigned to Martinsville) are valid and enforceable. The complaint also seeks an order requiring Multi-Channel T.V. to specifically perform pursuant to the terms of the franchise agreements to sell such systems to Martinsville Cable or, in the event the request for specific performance is denied, judgment for all damages suffered by Martinsville Cable as a result of Multi-Channel T.V.'s alleged material breach of the franchise agreements. The complaint further seeks a permanent injunction prohibiting Multi-Channel T.V. from transferring such systems to TW NY or any third party. The Company believes that there are significant legal barriers to Martinsville enforcing its alleged purchase rights under the Bankruptcy Code, the Cable Communications Policy Act of 1984, as amended, and Virginia state law.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

        The Company cannot predict the outcome of these proceedings or estimate the possible effects on the financial condition or results of operations of the Company.

        Series E and F Preferred Stock Conversion Postponements.    On October 29, 2004, Adelphia filed a motion to postpone the conversion of its 7 1/2% Series E Mandatory Convertible Preferred Stock ("Series E Preferred Stock") into shares of Class A Common Stock from November 15, 2004 to February 1, 2005, to the extent such conversion was not already stayed by the Debtors' bankruptcy filing, in order to protect the Debtors' net operating loss carryovers. On November 18, 2004, the Bankruptcy Court entered an order approving the postponement effective November 14, 2004.

        Adelphia has subsequently entered into several stipulations further postponing, to the extent applicable, the conversion date of the Series E Preferred Stock. Adelphia has also entered into several stipulations postponing, to the extent applicable, the conversion date of its 7 1/2% Series F Mandatory Convertible Preferred Stock, which was initially convertible into shares of Class A Common Stock on February 1, 2005.

        EPA Self Disclosure and Audit.    On June 2, 2004, the Company orally self-disclosed potential violations of environmental laws to the United States Environmental Protection Agency ("EPA") pursuant to EPA's Audit Policy, and notified EPA that it intended to conduct an audit of its operations to identify and correct any such violations. The potential violations primarily concern reporting and record keeping requirements arising from the Company's storage and use of petroleum and batteries to provide backup power for its cable operations. Based on current facts, the Company does not anticipate that this matter will have a material adverse effect on the Company's financial condition or results of operations.

        Other.    The Company is subject to various other legal proceedings and claims which arise in the ordinary course of business. Management believes, based on information currently available, that the amount of ultimate liability, if any, with respect to any of these other actions will not materially affect the Company's financial condition or results of operations.

Note 8: Other Financial Information

Supplemental Cash Flow Information

        The table below sets forth the Company's supplemental cash flow information (amounts in thousands):

	Three months ended March 31,
	2006	2005
Cash paid for interest	$155,306	$103,803
Capitalized interest	$(2,092)	$(1,848)

Stock-Based Compensation

        In December 2004, the FASB issued SFAS No. 123-R, Share-Based Payment ("SFAS No. 123-R"), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123") and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, ("APB Opinion No. 25") and related interpretations. SFAS No. 123-R requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

date of grant, and to be expensed over the employee's requisite service period. Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123-R using the modified prospective application method. Under the modified prospective application method, the Company is required to recognize compensation cost for all stock option awards granted after January 1, 2006 and for all existing awards for which the requisite service had not been rendered as of the date of adoption.

        As of January 1, 2006, there were 23,250 fully vested options outstanding under the Company's only share based payment plan, the 1998 Long-Term Incentive Compensation Plan (the "1998 Plan"). No awards were issued since 2001 pursuant to the 1998 Plan, and the Company does not intend to grant any new awards pursuant to the 1998 Plan. As no share based awards were granted during the three months ended March 31, 2006, the adoption of SFAS No. 123-R did not have any impact on the Company's financial position or results of operations. Compensation expense during the three months ended March 31, 2005 was immaterial.

Recent Accounting Pronouncement

        In June 2005, the Emerging Issues Task Force (the "EITF") reached a consensus on Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights ("EITF 04-5"). EITF 04-5 provides guidance in assessing when a general partner controls and consolidates its investment in a limited partnership or similar entity. The general partner is assumed to control the limited partnership unless the limited partners have substantive kick-out or participating rights. The provisions of EITF 04-5 were required to be applied beginning June 30, 2005 for partnerships formed or modified subsequent to June 30, 2005, and were effective for general partners in all other limited partnerships beginning January 1, 2006. EITF 04-5 had no impact on the Company's financial position or results of operations.

Earnings (Loss) Per Common Share ("EPS")

        The weighted average number of shares used for computing basic and diluted loss per share was 253,747,779 for the three months ended March 31, 2006 and 2005. Potential common shares were not included in the computation of diluted EPS because their inclusion would be anti-dilutive. At March 31, 2006, and 2005, the number of potential common shares was 86,794,787 and 87,065,766, respectively. The potential common shares consist of preferred securities and debt instruments that are convertible into shares of Class A Common Stock and stock options to acquire shares of Class A Common Stock. The foregoing potential common share amounts do not take into account the assumed number of shares that might be repurchased by the Company upon the exercise of stock options.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Intangible Assets

        Summarized below are the carrying value and accumulated amortization of intangible assets (amounts in thousands):

	March 31, 2006			December 31, 2005
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Customer relationships and other	$1,643,957	$(1,214,157)	$429,800	$1,641,146	$(1,186,540)	$454,606
Franchise rights			5,440,166			5,440,173
Goodwill			1,634,385			1,634,385

			$7,504,351			$7,529,164

        Goodwill and franchise rights are not amortized as their lives have been determined to be indefinite. Customer relationships represent the value attributed to customer relationships acquired in business combinations and are amortized over a 10-year period. The Company amortizes its customer relationships using the double declining balance method, which reflects the attrition patterns of its customer relationships. Amortization of intangible assets aggregated $27,618,000 and $29,866,000 for the three months ended March 31, 2006 and 2005, respectively.

Accrued Liabilities

        The details of accrued liabilities are set forth below (amounts in thousands):

	March 31, 2006	December 31, 2005
Programming costs	$123,761	$116,239
Payroll	111,078	92,162
Property, sales and other taxes	54,865	51,181
Interest	50,360	51,627
Franchise fees	38,098	63,673
Other	183,886	176,717

Total	$562,048	$551,599

Transactions With Other Officers and Directors

        In a letter agreement between Adelphia and FPL Group, Inc. ("FPL Group") dated January 21, 1999, Adelphia agreed to (i) repurchase 20,000 shares of 8 1/8% Series C Cumulative Preferred Stock ("Series C Preferred Stock") and 1,091,524 shares of Class A Common Stock owned by Telesat Cablevision, Inc., a subsidiary of FPL Group ("Telesat") and (ii) transfer all of the outstanding common stock of West Boca Security, Inc. ("WB Security"), a subsidiary of Olympus, to FPL Group in exchange for FPL Group's 50% voting interest and 1/3 economic interest in Olympus. The Company owned the economic and voting interests in Olympus that were not then owned by FPL Group. At the time this agreement was entered into, Dennis Coyle, then a member of the Adelphia Board of Directors, was the General Counsel and Secretary of FPL Group. WB Security was a subsidiary of

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Olympus and WB Security's sole asset was a $108,000,000 note receivable (the "WB Note") from a subsidiary of Olympus that was secured by the FPL Group's ownership interest in Olympus and due September 1, 2004. On January 29, 1999, Adelphia purchased all of the aforementioned shares of Series C Preferred Stock and Class A Common Stock described above from Telesat for aggregate cash consideration of $149,213,000, and on October 1, 1999, the Company acquired FPL Group's interest in Olympus in exchange for all of the outstanding common stock of WB Security. The acquired shares of Class A Common Stock are presented as treasury stock in the accompanying condensed consolidated balance sheets. The acquired shares of Series C Preferred Stock were returned to their original status of authorized but unissued. On June 24, 2004, the Creditors' Committee filed an adversary proceeding in the Bankruptcy Court, among other things, to avoid, recover and preserve the cash paid by Adelphia pursuant to the repurchase of its Series C Preferred Stock and Class A Common Stock together with all interest paid with respect to such repurchase. A hearing date relating to such adversary proceeding has not yet been set. Interest on the WB Note is calculated at a rate of 6% per annum (or after default at a variable rate of LIBOR plus 5%). FPL Group has the right, upon at least 60 days prior written notice, to require repayment of the principal and accrued interest on the WB Note on or after July 1, 2002. As of March 31, 2006 and December 31, 2005, the aggregate principal and interest due to the FPL Group pursuant to the WB Note was $127,537,000. The Company has not accrued interest on the WB Note for periods subsequent to the Petition Date. To date, the Company has not yet received a notice from FPL Group requiring the repayment of the WB Note.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

General

        We are the fifth largest operator of cable systems in the United States. Our operations primarily consist of providing analog and digital cable services, HSI services and other advanced services over our cable systems. These services are generally provided to residential subscribers. At March 31, 2006, our consolidated cable operations served approximately 4,928,000 basic cable subscribers, of which approximately 2,039,000 also received digital cable service. Our consolidated cable systems also provided HSI services to approximately 1,816,000 subscribers at March 31, 2006. With the exception of approximately 55,000 basic cable subscribers that were located in Brazil, all of our consolidated basic cable subscribers at March 31, 2006 were located in the United States. Our domestic consolidated cable operations are located in 31 states, with large clusters in Los Angeles, New England, Western New York, West Palm Beach, Cleveland, Western Pennsylvania, Northern Virginia and Colorado Springs.

        Our only reportable operating segment is our "cable" segment. The cable segment includes our cable system operations (including consolidated subsidiaries and equity method investments) that provide video services, HSI services and media services. Operating segments that are not included in the cable segment are aggregated together in the "corporate and other" segment. For additional information, see Note 5, "Segments," to the accompanying condensed consolidated financial statements.

Bankruptcy Proceedings

        In June 2002, Adelphia and substantially all of its domestic subsidiaries filed voluntary petitions to reorganize under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. On June 10, 2002, Century filed a voluntary petition to reorganize under Chapter 11. On October 6 and November 15, 2005, certain additional subsidiaries of Adelphia filed voluntary petitions to reorganize under Chapter 11. On March 31, 2006, the Forfeited Entities and certain other entities filed voluntary petitions to reorganize under Chapter 11. The Debtors, which include Century, the subsequent filers and the Forfeited Entities, are currently operating their businesses as debtors-in-possession under Chapter 11. The rights and claims of the Debtors' various creditors and security holders will be determined by a plan of reorganization that is ultimately subject to confirmation by the Bankruptcy Court.

        By order dated November 23, 2005, the Bankruptcy Court approved the November Disclosure Statement as containing "adequate information" pursuant to Section 1125 of the Bankruptcy Code. By December 12, 2005, the Debtors had completed the mailing of the November Disclosure Statement and related solicitation materials in connection with the November Plan. On April 28, 2006, the Debtors filed the Plan and related DS Supplement with the Bankruptcy Court. The Plan contemplates, among other things, consummation of the Sale Transaction and distribution of the cash and TWC Class A Common Stock received pursuant to the Sale Transaction to the stakeholders of the Debtors in accordance with the Plan. The Plan also proposes several Potential Settlements in the Inter-Creditor Dispute. Pursuant to the DS Supplement Order, the Bankruptcy Court approved the DS Supplement as containing "adequate information" pursuant to Section 1125 of the Bankruptcy Code. The mailing of the DS Supplement and related solicitation materials in connection with the Plan commenced on or about May 5, 2006. Pursuant to the DS Supplement Order, the deadline for the submission of ballots to the balloting agent to accept or reject the Plan is June 5, 2006, and in the case of securities held through an intermediary, ballots shall be submitted to the voting nominee by May 31, 2006 or such earlier date as established by the voting nominee. The confirmation hearing has been bifurcated into two hearings. The first hearing is scheduled to commence on May 15, 2006, and the second hearing is scheduled to commence on June 20, 2006. For additional information, see Note 2, "Bankruptcy

Proceedings and Sale of Assets of the Company," to the accompanying condensed consolidated financial statements.

        In order to provide liquidity, on August 26, 2002 the Debtors entered into the DIP Facility. The DIP Facility has been extended, with the most recent extension, the Third Extended DIP Facility, entered into by the Debtors on March 17, 2006. For additional information, see Note 4, "Debt," to the accompanying condensed consolidated financial statements.

Sale of Assets

        Effective April 20, 2005, we entered into the Sale Transaction. Under the terms of the Sale Transaction, TW NY and Comcast will purchase substantially all of our U.S. assets and assume certain of our liabilities. Upon the closing of the Sale Transaction, Adelphia will receive aggregate consideration of cash in the amount of approximately $12.7 billion plus shares of TWC Class A Common Stock, which are expected to represent 16% of the outstanding equity securities of TWC as of the closing. Such percentage: (i) assumes the redemption of Comcast's interest in TWC, the inclusion in the sale to TW NY of all of the cable systems owned by the Rigas Co-Borrowing Entities contemplated to be purchased by TW NY pursuant to the Sale Transaction and that there is no Expanded Transaction; and (ii) is subject to adjustment for issuances pursuant to employee stock programs (subject to a cap) and issuances of securities for fair consideration. The TWC Class A Common Stock is expected to be listed on the NYSE. The purchase price payable by TW NY and Comcast is subject to certain adjustments. TWC, Comcast and certain of their affiliates have also agreed to swap certain cable systems and unwind Comcast's investments in TWC and TWE. Certain fees are due to our financial advisors upon successful completion of a sale, which are calculated as a percentage (0.11% to 0.20%) of the sale value. Additional fees may be payable depending on the outcome of the sales process. Such fees cannot be determined until the closing of the Sale Transaction. For additional information regarding the Sale Transaction, see Note 2, "Bankruptcy Proceedings and Sale of Assets of the Company," to the accompanying condensed consolidated financial statements.

Trends

        The following table summarizes our subscribers at March 31, 2006 and 2005, respectively (amounts in thousands):

	March 31,
			% Increase (decrease)
	2006	2005
Basic	4,928	5,033	(2.1)%
Digital	2,039	1,958	4.1
HSI	1,816	1,482	22.5

        We face increasing competition for our video services primarily from direct broadcast satellite operators and for our HSI services from local telephone companies. Competition has put downward pressure on the number of basic subscribers and pricing for certain services. Basic cable subscribers decreased 2.1% at March 31, 2006 as compared to the same period in 2005. In an effort to reverse the trend of basic subscriber losses, we have increased our subscriber retention efforts and our emphasis on enhancing and differentiating our video products and services with video-on-demand ("VOD"), high-definition television ("HDTV") and digital video recorder ("DVRs"). Despite these efforts, we expect to continue to experience a loss of basic cable subscribers.

        Digital cable subscribers increased 4.1% at March 31, 2006 when compared to the same period in 2005. As a result of an industry-wide shift to digital products, growth of digital cable subscribers has increased from that of prior periods. The increase in available VOD offerings and HDTV channels has contributed to this shift. Future growth of our digital cable services is dependent upon our ability to retain our basic subscribers and to successfully market our enhanced video products and services.

        HSI subscribers increased 22.5% at March 31, 2006 when compared to the same period in 2005. We anticipate continued demand for our HSI services. However, as the existing HSI subscriber base grows, we expect the rate of growth will continue to decline.

        We use average revenue per unit ("ARPU") as a measure of performance for our business. ARPU represents total revenue for the related period, divided by the number of months in the period, divided by an average of the number of monthly subscribers for the related period.

        The following table summarizes ARPU for selected revenue components:

	Three months ended March 31,
	2006	2005	Increase
ARPU:
Video revenue (including digital cable and media services), per basic subscriber	$63.23	$58.90	$4.33

HSI revenue, per HSI subscriber	$39.88	$39.21	$0.67

Total revenue, per basic subscriber	$77.79	$70.66	$7.13

        ARPU for video revenue increased $4.33, or 7%, during the three months ended March 31, 2006 as compared to the same period in 2005. ARPU for HSI revenue increased $0.67, or 2%, during the three months ended March 31, 2006 as compared to the same period in 2005. ARPU for total revenue increased $7.13, or 10%, during the three months ended March 31, 2006 as compared to the same period in 2005. Historically, ARPU for total revenue has been increasing and we expect this trend to continue through 2006.

        Programming costs increased 9% during the three months ended March 31, 2006 compared to the same period in 2005. Programming costs are expected to continue to rise during the next several years, primarily due to the expansion of service offerings and industry-wide programming cost increases (particularly with respect to sports programming), reflecting both inflation-indexed and negotiated license fee increases. To offset these increased costs, we expect to continue to review and adjust, as necessary, the pricing for our services and to create efficiencies in our operations. However, any cost increases that we are not able to pass on to our subscribers through service rate increases would reduce our operating margins unless offset by improved operational efficiencies.

        Certain expenses directly related to the Chapter 11 filing are expensed and included in reorganization expenses due to bankruptcy. We will continue to incur significant reorganization expenses until we emerge from bankruptcy. In addition, the claims reconciliation process could significantly impact reorganization expenses. For additional information, see Note 2, "Bankruptcy Proceedings and Sale of Assets of the Company," to the accompanying condensed consolidated financial statements.

        We are attempting to improve our operating results by increasing revenue while containing, and wherever possible, reducing expenses and capital expenditures. Future increases in revenue are dependent on our ability to: (i) increase the penetration of our digital and HSI services; (ii) launch new service offerings; (iii) implement rate increases; and (iv) curtail the loss of basic cable subscribers. We expect to focus on available opportunities to reduce or contain costs for the foreseeable future. Our ability to increase revenue and reduce or contain expenses and capital expenditures may be adversely affected by unfavorable developments in the Chapter 11 Cases, by the Sale Transaction and by competitive, regulatory, technological and other factors outside of our control. Accordingly, no assurance can be given that we will be able to maintain or improve our operating results in future periods.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

        The following table summarizes the results of operations for the periods presented (dollars in thousands):

	Three months ended March 31,
	2006		2005
	$	% of Revenue	$	% of Revenue
Revenue	$1,149,722	100%	$1,069,002	100%

Costs and expenses:
Direct operating and programming	689,913	60	654,330	61
Selling, general and administrative	87,089	8	79,065	7
Investigation, re-audit and sale transaction costs	20,606	2	20,430	2
Depreciation	188,127	16	213,105	20
Amortization	33,300	3	34,419	3
Provision for uncollectible amounts due from the Rigas Family and Rigas Family Entities	—	—	2,000	—
Gain on disposition of long-lived assets	(964)	—	(5,900)	—

Total costs and expenses	1,018,071	89	997,449	93

Operating income	131,651	11	71,553	7
Other income (expense), net:
Interest expense, net of amounts capitalized	(157,653)	(14)	(117,242)	(11)
Other income (expense), net	(73,630)	(6)	1,193	—

Total other expense, net	(231,283)	(20)	(116,049)	(11)

Loss before reorganization expenses, income taxes, share of losses of equity affiliates and minority's interest	(99,632)	(9)	(44,496)	(4)
Reorganization expenses due to bankruptcy	(21,984)	(2)	(14,058)	(2)
Income tax expense	(50,023)	(4)	(24,132)	(2)
Share of losses of equity affiliates, net	(910)	—	(486)	—
Minority's interest in loss of subsidiary	933	—	430	—

Net loss	$(171,616)	(15)%	$(82,742)	(8)%

        The following is a discussion of our results of operations and includes an analysis of significant changes from historical trends in our results of operations for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005.

Revenue

        Revenue increased $81 million, or 8%, during the three months ended March 31, 2006 as compared to the same period in 2005. The following table summarizes revenue for the periods indicated (dollars in thousands, except ARPU amounts):

	Three months ended March 31,
	2006		2005
	Revenue	% of Revenue	Revenue	% of Revenue	$ Increase (decrease)	% Increase (decrease)
Cable:
Video (including digital)	$879,415	77%	$837,774	78%	$41,641	5%
High-speed Internet	209,291	18	168,728	16	40,563	24
Media services	59,776	5	55,427	5	4,349	8

Total cable	1,148,482	100	1,061,929	99	86,553	8
Corporate and other	1,240	—	7,073	1	(5,833)	(82)

Total	$1,149,722	100%	$1,069,002	100%	$80,720	8

ARPU	$77.79		$70.66		$7.13	10%

        Cable revenue increased $87 million, or 8%, during the three months ended March 31, 2006 as compared to the same period in 2005. The increase in cable revenue was primarily attributable to increased revenue from HSI services, higher rates for basic and expanded basic service tiers, enhanced product offerings and media services. An increase in HSI subscribers accounted for most of the increase in HSI revenue. The positive impact of higher rates for basic and expanded basic service tiers was partially offset by a decrease in our basic subscriber base. The increase in media services revenue was attributable to our ability to increase both the average rate received and the volume of advertising sold as a result of an industry wide trend of viewers switching from broadcast to cable, thereby increasing viewership and the advertising population. Subscribers increased 22.5% for HSI services and 4.1% for digital cable, but decreased 2.1% for basic cable, when comparing subscriber counts at March 31, 2006 to the same period in 2005.

        Corporate and other revenue includes revenue from our security monitoring business and our long-distance telephone resale business. Corporate and other revenue decreased primarily due to the February 2005 sale of substantially all of our security monitoring business and the February 2006 sale of our long-distance telephone resale business.

Direct operating and programming costs

        Direct operating and programming costs increased $36 million, or 5%, during the three months ended March 31, 2006 as compared to the same period in 2005. The following table summarizes direct operating and programming costs for the periods indicated (dollars in thousands):

	Three months ended March 31,
			$ Increase (decrease)	% Increase (decrease)
	2006	2005
Cable:
Programming costs	$321,773	$296,005	$25,768	9%
Other cable	368,092	353,316	14,776	4

Total cable	689,865	649,321	40,544	6
Corporate and other	48	5,009	(4,961)	(99)

Total	$689,913	$654,330	$35,583	5%

        Programming costs consist primarily of costs paid to programmers for the provision of analog, premium and digital channels and pay-per-view programs. Programming costs increased $26 million, or 9%, primarily due to an increase in the rates paid to programming providers and the continued rollout of digital, high definition and VOD programming service offerings, offset by declines tied to the drop in basic cable subscribers.

        Other cable operating costs consist of labor and other costs associated with the provision of cable services to subscribers and the operation and maintenance of our cable systems. When comparing the three months ended March 31, 2006 to the same period in 2005, approximately half of the $15 million increase is attributable to salaries and employee benefit costs. Rising fuel and utility costs also contributed to the increase in cable operating costs.

        Corporate and other costs decreased $5 million when comparing the three months ended March 31, 2006 to the same period in 2005. The decline was primarily due to the February 2005 sale of substantially all of our security monitoring business and the February 2006 sale of our long-distance telephone resale business.

Selling, general and administrative expenses ("SG&A")

        SG&A expenses consist of salaries and benefits, marketing expenses, professional fees, insurance and other general and administrative expenses related to our operations. SG&A expenses increased approximately $8 million, or 10%, when comparing the three months ended March 31, 2006 to the same period in 2005. The increase in SG&A expenses is primarily attributable to increased marketing expenses related to our subscriber retention efforts, including marketing of enhanced video products and services.

Depreciation

        Depreciation expense decreased by $25 million, or 12%, during the three months ended March 31, 2006, as compared to the same period in 2005. The decrease reflects the net effect of a decrease in depreciation expense associated with an increase in property and equipment that had become fully depreciated or was retired, partially offset by an increase in depreciation expense due to capital expenditures.

Interest expense, net of amounts capitalized

        Interest expense, net of amounts capitalized, was $158 million for the three months ended March 31, 2006 as compared to $117 million for the same period in 2005. The increase relates primarily to higher average monthly outstanding debt balances and higher average interest rates. Since the Petition Date, we have been paying or accruing interest only on amounts outstanding under the DIP facilities and the pre-petition credit agreements, including the entire principal balance outstanding under the Co-Borrowing Facilities.

Other income (expense), net

        Other expense, net was $74 million during the three months ended March 31, 2006 as compared to $1 million of other income, net for the three months ended March 31, 2005. This increase is primarily due to a $64 million charge we recorded in connection with our dispute with ML Media and a $9 million charge associated with claims asserted by Verizon Media Ventures in connection with two separate asset purchase agreements which were not consummated.

Reorganization expenses due to bankruptcy

        Certain income and expenses directly related to the Chapter 11 filing are included in reorganization expenses due to bankruptcy. Reorganization expenses due to bankruptcy increased by $8 million during the three months ended March 31, 2006, as compared to the same period in 2005. This change was primarily attributable to an increase in professional fees, which resulted from increased activity related to the Plan and the Sale Transaction. We will continue to incur significant reorganization expenses until we emerge from bankruptcy. For additional information, see Note 2, "Bankruptcy Proceedings and Sale of Assets of the Company," to the accompanying condensed consolidated financial statements.

Income tax expense

        We recorded income tax expense of $50 million and $24 million for the three months ended March 31, 2006 and 2005, respectively. Income tax expense differs from the amount that would have resulted from the application of statutory tax rates primarily due to increases in the valuation allowance provided against our net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

Historical Sources and Uses of Cash

        The following table summarizes net cash provided by (used in) our operating, investing and financing activities during the indicated periods (amounts in thousands):

	Three months ended March 31,
	2006	2005
Operating activities	$147,159	$145,862

Investing activities:
Capital expenditures for property and equipment	$(148,828)	$(144,254)
Other investing activities	19,469	10,431

Total investing activities	$(129,359)	$(133,823)

Financing activities	$56,406	$(34,201)

        Operating activities.    Net cash provided by operating activities remained consistent for the three months ended March 31, 2006 and 2005, as a $22 million increase in payments for reorganization expenses was offset by an $11 million reduction in cash settlements of liabilities subject to compromise and an increase in net cash generated by our operations.

        Investing activities.    Net cash used in investing activities decreased to $129 million for the three months ended March 31, 2006 from $134 million for the comparable period of the prior year. In both periods, we continued to make significant capital expenditures to support the growth of enhanced services and to upgrade our cable systems. Such expenditures increased 3% to $149 million for the three months ended March 31, 2006 from $144 million for the same period of the prior year. Proceeds from the sale of our security monitoring business in 2005 had a positive impact on other investing activities for both the three months ended March 31, 2006 and 2005. In 2005, we received proceeds of $36 million from the sale of our security monitoring business, of which $19 million was restricted as to use under the Second Extended DIP Facility. In 2006, the restrictions on the use of these proceeds were removed.

        Financing activities.    Both the three months ended March 31, 2006 and 2005 included refinancing of the DIP facilities. For the three months ended March 31, 2006, net cash provided by financing activities was comprised of $980 million of borrowings made pursuant to the DIP facilities and repayments of debt totaling $923 million. Financing activities for the three months ended March 31, 2005 consisted of $660 million of borrowings made pursuant to the DIP facilities and repayment of debt totaling $690 million. The $90 million increase in net cash provided by financing activities was primarily due to a net increase in borrowings to fund the capital expenditures and operations of certain borrowers under the DIP facilities.

CURRENT AND FUTURE SOURCES OF LIQUIDITY

General

        Since the Petition Date, we have utilized cash provided by operating activities and borrowings under our DIP facilities to fund capital expenditures and other liquidity requirements. Our restricted cash balances do not represent sources of short-term liquidity.

Third Extended DIP Facility

        On March 17, 2006, the Loan Parties entered into the $1,300 million Third Extended DIP Facility, which supersedes and replaces in its entirety the Second Extended DIP Facility. The Third Extended DIP Facility was approved by the Bankruptcy Court on March 16, 2006, and closed on March 17, 2006. Except as set forth below, the material terms and conditions of the Third Extended DIP Facility are substantially identical to the material terms and conditions of the Second Extended DIP Facility, including the covenants and collateral securing the Third Extended DIP Facility. See Note 4, "Debt," to the accompanying condensed consolidated financial statements.

        The Third Extended DIP Facility generally matures upon the earlier of August 7, 2006 or the occurrence of certain other events, as described in the Third Extended DIP Facility. The Third Extended DIP Facility is comprised of an $800 million revolving Tranche A Loan (including a $500 million letter of credit subfacility) and a $500 million term Tranche B Loan. The proceeds from borrowings under the Third Extended DIP Facility are permitted to be used for general corporate purposes and investments, as defined in the Third Extended DIP Facility. The Third Extended DIP Facility is secured with a first priority lien on all of the Loan Parties' unencumbered assets, a priming first priority lien on all assets of the Loan Parties securing their pre-petition bank debt and a junior lien on all other assets of the Loan Parties. The applicable margin on loans extended under the Third Extended DIP Facility was reduced (when compared to the Second Extended DIP Facility) to 1.00% per annum in the case of alternate base rate loans and 2.00% per annum in the case of adjusted LIBOR rate loans, and the commitment fee with respect to the unused portion of the Tranche A Loan is 0.50% per annum (which is the same fee that was charged under the Second Extended DIP Facility).

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

        In connection with the closing of the Third Extended DIP Facility, on March 17, 2006, the Loan Parties borrowed an aggregate of $916 million thereunder, and used all such proceeds and a portion of available cash and cash equivalents to repay all of the indebtedness, including accrued and unpaid interest and certain fees and expenses, outstanding under the Second Extended DIP Facility. In addition, all of the letters of credit outstanding under the Second Extended DIP Facility were transferred to, and continue to remain outstanding under, the Third Extended DIP Facility.

        From time to time, the Loan Parties and the DIP lenders entered into certain amendments to the terms of the DIP facilities. In addition, from time to time, the Loan Parties received waivers to prevent or cure certain defaults or events of default under the DIP facilities. To the extent applicable, all of the waivers and amendments agreed to between the Loan Parties and the DIP lenders under the previous DIP facilities are effective through the maturity date of the Third Extended DIP Facility.

        As of March 31, 2006, $416,000,000 has been drawn and letters of credit totaling $83,824,000 have been issued under the Tranche A Loan, leaving availability of $300,176,000. Furthermore, as of March 31, 2006, the entire $500,000,000 under the Tranche B Loan has been drawn.

Cash Provided by Operating Activities

        Consistent with our historical experience, we expect that net cash provided by operating activities will continue to represent an important source of liquidity for us in future periods. We consider both traditional GAAP and alternative measures of cash generated by our operations when evaluating this source of liquidity. Free cash flow is an important alternative indicator we use to measure our ability to service debt. Free cash flow, which is defined by us as net cash provided by operating activities less capital expenditures, is used by us as a measure of liquidity. Our definition of free cash flow may differ from similar cash flow measurements used by other public companies, including other public companies offering similar services. We believe that free cash flow provides a useful means of evaluating our liquidity by enabling us to focus on our ability to service debt and make strategic investments, after giving effect to capital expenditures, which is a significant and ongoing obligation for us. See "Current and Future Uses of Liquidity—Capital Expenditures for Property and Equipment" below. However, free cash flow is not intended to replace or supersede any information presented in accordance with GAAP. The following table presents the non-GAAP measure, free cash flow (deficit), together with a reconciliation of such alternative measure to the corresponding GAAP measure, net cash provided by operating activities, for the indicated periods (amounts in thousands):

	Three months ended March 31,
	2006	2005
Free cash flow (deficit)	$(1,669)	$1,608
Adjustments to reconcile free cash flow to net cash provided by operating activities:
Capital expenditures for property and equipment	148,828	144,254

Net cash provided by operating activities	$147,159	$145,862

        Net cash provided by operating activities is largely a function of the revenue generated and cash expenses incurred during the period. Accordingly, the future reliability of net cash provided by operating activities is dependent on our ability to maintain or increase our revenue while controlling the corresponding cash expenses. Future increases in revenue are dependent on our ability to increase the penetration of our digital and HSI services, launch new service offerings, implement rate increases and curtail the loss of basic cable subscribers. Although we believe that we can continue to increase our revenue and control our cash expenses, factors outside of our control such as adverse changes in the competitive, regulatory, economic, technological, or political environment, or in consumer trends and/or demographics could adversely affect our ability to do so. Although we have generated free cash flow deficits in recent years, we plan to manage our operations, debt structure and capital expenditures with the objective of achieving positive free cash flow in future periods. However, due to uncertainties relating to the timing of the Sale Transaction and/or our emergence from bankruptcy and other matters, we cannot predict when, or if, we will consistently achieve positive free cash flow. For additional information concerning our planned capital expenditures, see "Current and Future Uses of Liquidity—Capital Expenditures" below.

Adequacy of Current Sources of Liquidity

        Although no assurance can be given, we believe that net cash provided by operating activities, along with the financing provided by the Third Extended DIP Facility, should provide us with sufficient liquidity to fund our operations through the expiration date of the Third Extended DIP Facility. As noted above, the Third Extended DIP Facility generally matures upon the earlier of August 7, 2006 or the occurrence of certain other events. If it appears likely that the Third Extended DIP Facility will expire prior to the effective date of a plan of reorganization, we expect to request an amendment of the Third Extended DIP Facility to postpone the expiration thereof to a date that would allow sufficient time for a plan of reorganization to become effective. It is uncertain whether the Third Extended DIP Facility lenders would agree to such an amendment and what terms might be imposed by such lenders in connection with such an amendment. If we were not successful in postponing the expiration of the Third Extended DIP Facility, we would seek alternative debtor-in-possession financing. No assurance can be given that alternative debtor-in-possession financing would be available on terms acceptable to us, if at all.

        Our ability to obtain sufficient liquidity to fund our operations during the term of the Third Extended DIP Facility is dependent upon our ability to maintain compliance with the covenants under the Third Extended DIP Facility and upon our ability to generate sufficient cash from operating activities and financing activities to meet our obligations as they become due.

Current and Future Uses of Liquidity

        Contractual Obligations.    Future payments due under the Debtors' pre-petition obligations are subject to adjustment depending on Bankruptcy Court actions, further developments with respect to disputed claims, determinations of the secured status of certain claims, the value of any collateral securing such claims, or other events. Such adjustments may be material. There have been no material changes from the 2005 Form 10-K related to contractual obligations.

        Off-Balance Sheet Arrangements.    We have issued standby letters of credit for the benefit of franchise authorities and other parties, most of which have been issued to an intermediary surety bonding company. The letters of credit are collateralized by either cash or the undrawn portion of the Third Extended DIP Facility. At March 31, 2006, the aggregate principal amount of letters of credit issued by us was $85 million, of which $84 million was issued under the Third Extended DIP Facility and $1 million was collateralized by cash. Letters of credit issued under the DIP facilities reduce the amount that may be borrowed under the DIP facilities. We do not have any other off-balance sheet arrangements.

        Capital Expenditures for Property and Equipment.    The cable television industry is capital intensive and our ability to offer new services and increase revenue in future periods is largely dependent on our ability to upgrade the capacity and other technical capabilities of our cable systems. We deploy capital to: (i) support the launch of enhanced services; (ii) extend our services to new and existing residential developments; and (iii) improve or maintain the quality of our cable distribution systems in order to retain subscribers and reduce the costs associated with service calls and maintenance activities. In general, our deployment of capital is designed to maximize the return on capital while taking into account relevant factors such as: (i) available sources of liquidity; (ii) debt covenants; (iii) franchise requirements; and (iv) availability of skilled labor.

        Our total capital expenditures for property and equipment for the first three months of 2006 were $149 million as compared to $144 million for the same period in 2005. The Sale Transaction requires us to use commercially reasonable efforts to maintain capital expenditures in accordance with our long range plan.

        Liquidation of Debt and Other Liabilities.    At March 31, 2006, our liabilities totaled $21,109 million, including $18,523 million representing pre-petition liabilities that are subject to compromise. We currently cannot predict the amount of cash that will be required to settle pre-petition liabilities subject to compromise, as the rights and claims of the Debtors' various creditors will be determined by a plan of reorganization that is ultimately subject to confirmation by the Bankruptcy Court.

CRITICAL ACCOUNTING POLICIES

        The Company's critical accounting policies have not changed from those reported in Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2005 Form 10-K.

NEW ACCOUNTING PRONOUNCEMENTS

        In June 2005, the EITF reached a consensus on Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights ("EITF 04-5"). EITF 04-5 provides guidance in assessing when a general partner controls and consolidates its investment in a limited partnership or similar entity. The general partner is assumed to control the limited partnership unless the limited partners have substantive kick-out or participating rights. The provisions of EITF 04-5 were required to be applied beginning June 30, 2005 for partnerships formed or modified subsequent to June 30, 2005, and are effective for general partners in all other limited partnerships beginning January 1, 2006. EITF 04-5 had no impact on the Company's financial position or results of operations.

        In December 2004, the FASB issued SFAS No. 123-R, Share-Based Payment, which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25 and related interpretations. SFAS No. 123-R requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the employee's requisite service period. Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123-R using the modified prospective application method. Under the modified prospective application method, the Company is required to recognize compensation cost for all stock option awards granted after January 1, 2006 and for all existing awards for which the requisite service had not been rendered as of the date of adoption.

        As of January 1, 2006, there were 23,250 fully vested options outstanding under the Company's only share based payment plan, the 1998 Plan. No awards were issued since 2001 pursuant to the 1998 Plan, and the Company does not intend to grant any new awards pursuant to the 1998 Plan. As no share based awards were granted during the three months ended March 31, 2006, the adoption of SFAS No. 123-R did not have any impact on the Company's financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no material changes from the 2005 Form 10-K related to our exposure to market risk from interest rates.

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

        Our management, under the supervision and with the participation of our CEO, CFO and CAO, has completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended March 31, 2006. Based on our evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, our management, including our CEO, CFO and CAO, concluded that as of March 31, 2006, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

        During the quarter ended March 31, 2006, there were no changes in our internal control over financial reporting identified in connection with the evaluation of our disclosure controls and procedures for the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        Bankruptcy Proceedings.    On June 25, 2002, Adelphia and substantially all of its wholly owned, domestic subsidiaries filed voluntary petitions to reorganize under Chapter 11 in the Bankruptcy Court. Previously, on June 10, 2002, Century filed a voluntary petition to reorganize under Chapter 11. On October 6 and November 15, 2005, certain additional subsidiaries of Adelphia filed voluntary petitions to reorganize under Chapter 11 and, on March 31, 2006, the Forfeited Entities and certain other entities filed voluntary petitions to reorganize under Chapter 11. The Debtors, which include Century, the subsequent filers and the Forfeited Entities, are currently operating their businesses as debtors-in-possession under Chapter 11. These cases are being jointly administered under the caption "In re: Adelphia Communications Corporation, et al., Case No. 02-41729."

        Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most other pending litigation, are stayed and other contractual obligations against the Company generally may not be enforced. Absent an order of the Bankruptcy Court, substantially all pre-petition contractual liabilities, including certain of the proceedings described in Note 7, "Contingencies—Litigation Matters," to the accompanying condensed consolidated financial statements, will be settled under a plan of reorganization, which must be voted upon by holders of claims and equity interests and approved by the Bankruptcy Court.

        The Company cannot predict the outcome of these proceedings or estimate the possible effects on the financial condition or results of operations of the Company.

        Other Legal Proceedings.    See Note 7, "Contingencies—Litigation Matters," to the accompanying condensed consolidated financial statements.

ITEM 1A. RISK FACTORS

        Item 1A, "Risk Factors," of our 2005 Form 10-K includes a detailed discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our 2005 Form 10-K.

Risk Factors Relating to the Sale Transaction

If the conditions to closing the Sale Transaction are not satisfied, the Sale Transaction may be terminated, which would have a significant adverse impact on us and our bankruptcy proceedings.

        The Sale Transaction is subject to the satisfaction or waiver of various conditions, many of which are subject to uncertainty. The following information updates our prior disclosure regarding this risk factor in our 2005 Form 10-K:

Closing Condition		Primary Associated Risk
•	(a) the Bankruptcy Court must enter a confirmation order, which order must (i) be a Final Order (as defined in the applicable Purchase Agreement) in full force and effect and (ii) subject to certain exceptions, include a finding that each of TW NY and Comcast is a good faith purchaser, (b) the Plan must be effective in accordance with its terms, and (c) the confirmation order and the Plan must, to the extent related to certain matters, be satisfactory to each of TW NY and Comcast, as applicable, in its reasonable discretion; and	The confirmation hearing with respect to the Plan has been bifurcated into two hearings. The first hearing is scheduled to begin on May 15, 2006, and the second hearing is scheduled to begin on June 20, 2006. There can be no assurances that the Bankruptcy Court will enter the confirmation order or that, prior to the time either purchaser has the right to terminate the applicable Purchase Agreement, (a) the confirmation order will (i) be a Final Order that is in full force and effect and (ii) subject to certain exceptions, include a finding that each of TW NY and Comcast is a good faith purchaser, (b) the Plan will become effective in accordance with its terms, and/or (c) the confirmation order and the Plan, to the extent related to certain matters, will be satisfactory to each of TW NY and Comcast, in its reasonable discretion. In the event the Plan is confirmed and a material appeal is filed, it is unlikely that such appeal would be resolved by July 31, 2006.
•	Approval of the shares of TWC Class A Common Stock to be issued in the Sale Transaction for listing on the NYSE.
In order to list TWC Class A Common Stock on the NYSE, TWC will have to submit a listing application to the NYSE and file a registration statement under the Exchange Act with the SEC. The parties intend that the TWC Class A Common Stock qualify as the successor to our Class A Common Stock's registration under Section 12(g) of the Exchange Act pursuant to Rule 12g-3 promulgated thereunder, and, accordingly, TWC would file a Form 8-A to register the stock for trading on an exchange. However, TWC may not be permitted to file the Form 8-A until after the closing of the Sale Transaction and review of the NYSE listing application by the NYSE may not be completed on a timely basis, if at all. The TWC Class A Common Stock will not be allowed to trade on an exchange until the Form 8-A is filed with the SEC and a listing application for such shares is approved by the NYSE or another exchange.

        See Item 1, "Certain Business and other Developments Relating to the Chapter 11 Cases—Events Occurring During the Pendency of the Chapter 11 Cases under Interim Management and Current Management—The Plan of Reorganization and the Sale Transaction" in our 2005 Form 10-K for a list of certain additional conditions to closing of the Sale Transaction. There can be no assurance that all of the various conditions will be satisfied or waived.

Risk Factors Relating to the Chapter 11 Cases

If the Plan is not confirmed on a timely basis, the value to the Debtors from the Sale Transaction may be lost or materially reduced.

        The Debtors believe that the value to the Debtors from the Sale Transaction materially exceeds the value of the reorganized Debtors on a stand-alone basis. If the Plan is not confirmed and the Debtors are required to resolicit approval of an amended plan from the holders of claims against and equity interests in the Debtors, the delay associated with such resolicitation may cause the closing of the Sale Transaction not to occur by the outside date of July 31, 2006 (or, in the event of the Expanded Transaction, January 24, 2007). In such event, as long as neither TW NY nor Comcast (as applicable) has breached in any material respect any of its representations, warranties or covenants in the applicable Purchase Agreement that have proximately contributed to such delay, either TW NY or Comcast (as applicable) has the right to terminate the applicable Purchase Agreement. If this occurs, the Debtors will not realize such excess value and, under certain circumstances, will be required to pay TW NY a termination fee of $352.85 million and Comcast a termination fee of $87.5 million.

        The Sale Transaction also is subject to numerous closing conditions. If the closing of the Sale Transaction is delayed, there is an increased risk of an unforeseen event resulting in the failure of a condition to the closing of the Sale Transaction. Further, there can be no assurance that the Plan litigation process will be concluded within the time frame set forth in the previous paragraph.

        In addition, the purchase price payable by each of TW NY and Comcast (or only TW NY in the event of the Expanded Transaction) at the closing of the Sale Transaction is subject to customary adjustments to reflect, with respect to each Specified Business (as the term is used in the Purchase Agreements), the net liabilities as of and after giving effect to the closing of the Sale Transaction, any surplus or shortfall generally as of the closing of the Sale Transaction in Eligible Basic Subscribers (as the term is used in the Purchase Agreements) as measured against the projections specified in the Purchase Agreements and any shortfall or, subject to TW NY's or Comcast's consent, as applicable, any surplus in capital expenditure spending relative to budget during the period between December 31, 2004 and the closing of the Sale Transaction. As a result of the uncertainties and challenges to the business arising out of the Chapter 11 Cases and the pending Sale Transaction, the Debtors believe that the probability and magnitude of any such adjustments to the purchase price payable in the Sale Transaction increase the later the closing of the Sale Transaction occurs.

Risk Factors Relating to Legal and Regulatory Matters

We may not be able to transfer to TW NY and Comcast the assets of the Forfeited Entities as part of the Sale Transaction, and the failure to transfer such entities would reduce the purchase price payable by TW NY and Comcast by an aggregate amount of up to $934 million. (The value of the potential reduction to the purchase price payable by TW NY is based on an updated valuation analysis of the TWC Class A Common Stock provided to us by UBS and Allen on March 20, 2006.)

        Pursuant to the Final Forfeiture Orders, on March 29, 2006, all right, title and interest previously held by the Rigas Family and by the Rigas Family Entities in the Forfeited Entities prior to the Forfeiture Order were transferred to certain of our subsidiaries, free and clear of all liens, claims, encumbrances and adverse interests, subject to certain limitations set forth in the Final Forfeiture Orders. On March 31, 2006, the Forfeited Entities and certain other entities filed voluntary petitions to reorganize under Chapter 11.

        As part of the Sale Transaction, we agreed to transfer to TW NY and Comcast the assets related to the Rigas Co-Borrowing Entities (including Coudersport and Bucktail). Under the terms of the Purchase Agreements, if we are unable to transfer all of the assets related to such entities to TW NY and Comcast at the closing of the Sale Transaction, the initial purchase price payable by TW NY and Comcast would be reduced by an aggregate amount of up to $600 million and $334 million, respectively, but would become payable to the extent such assets are transferred to TW NY and Comcast within 15 months of the closing. The value of the potential reduction to the purchase price payable by TW NY is based on an updated valuation analysis of the TWC Class A Common Stock provided to us by UBS and Allen on March 20, 2006.

        We expect to be able to transfer to TW NY and Comcast the assets related to the Forfeited Entities, which do not include Coudersport and Bucktail, once such entities emerge from bankruptcy. There can be no assurance that the bankruptcy cases of the Forfeited Entities will proceed swiftly enough for such transfer to occur concurrent with the closing of the Sale Transaction, and such transfer may not occur until after the initial closing of the Sale Transaction, if at all. We believe that our inability to transfer the assets of Coudersport and Bucktail to TW NY and Comcast will result in an aggregate purchase price reduction of approximately $21 million, reflecting a reduction to the purchase price payable by TW NY of approximately $13 million and by Comcast of approximately $8 million. The value of the reduction to the purchase price payable by TW NY is based on an updated valuation analysis of the TWC Class A Common Stock provided to us by UBS and Allen on March 20, 2006.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

  (b)
  See Note 12, "Stockholders' Deficit," to the notes to the consolidated financial statements contained in the Company's 2005 Form 10-K.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        During the fourth quarter of the fiscal year ended December 31, 2005, the Debtors mailed the November Disclosure Statement and related solicitation materials to creditors and equity holders, pursuant to which the holders of claims against or equity interests in the Debtors were asked to vote to accept the November Plan. The mailing of the solicitation packages in connection with the November Plan commenced on or about December 5, 2005 and was completed by December 12, 2005.

        In connection with certain changes to the November Plan set forth in the Plan, on or about May 5, 2006, the Debtors commenced mailing the DS Supplement and related solicitation materials to certain creditors and equity holders, pursuant to which such creditors and equity holders were asked to vote to accept the Plan. Pursuant to the DS Supplement Order, the deadline for the submission of ballots to the balloting agent to accept or reject the Plan is June 5, 2006, and in the case of securities held through an intermediary, ballots shall be submitted to the voting nominee by May 31, 2006 or such earlier date as established by the voting nominee. The confirmation hearing has been bifurcated into two hearings. The first hearing is scheduled to commence on May 15, 2006, and the second hearing is scheduled to commence on June 20, 2006.

ITEM 6. EXHIBITS

Exhibit Number	Description
2.02	Plan of Reorganization Under Chapter 11 of the Bankruptcy Code Filed by Century/ML Cable Venture, dated August 9, 2005 (Incorporated herein by reference to Exhibit 2.03 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004) (File No. 0-16014).
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
10.01
Fourth Amended and Restated Credit and Guaranty Agreement (the "Fourth Amended and Restated DIP Credit Agreement"), dated as of March 17, 2006, by and among UCA LLC, Century Cable Holdings, LLC, Century-TCI California, L.P., Olympus Cable Holdings, LLC, Parnassos, L.P., FrontierVision Operating Partners, L.P., ACC Investment Holdings, Inc., Arahova Communications, Inc. and Adelphia California Cablevision, LLC, as borrowers, Adelphia Communications Corporation and certain of its other direct and indirect subsidiaries named therein, as guarantors, JPMorgan Chase Bank, N.A., as Administrative Agent, Citigroup Global Markets Inc., as Syndication Agent, J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Joint Bookrunners and Co-Lead Arrangers, Citicorp North America, Inc., as Collateral Agent, Wachovia Bank, N.A., as Co-Syndication Agent, The Bank of Nova Scotia, Bank of America, N.A. and General Electric Capital Corporation, as Co-Documentation Agents, and the other lenders named therein (Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 23, 2006) (File No. 0-16014).
10.02
Form of Supplement to Pledge Agreement entered into on March 30, 2006 by each of Olympus MCE I, LLC and Olympus MCE II, LLC for the benefit of the Bank of Montreal, in its capacity as administrative agent, in connection with the Credit Agreement dated as of September 28, 2001 among Olympus Cable Holdings, LLC, Adelphia Company of Western Connecticut, Highland Video Associates, L.P., Coudersport Television Cable Company, Adelphia Holdings 2001, LLC, and each of the financial institutions from time to time party thereto (Filed herewith).

10.03
Form of Supplement to Guaranty entered into on March 30, 2006 by each of Olympus MCE I, LLC, Olympus MCE II, LLC, Adelphia Cablevision Associates of Radnor, L.P., Adelphia Cablevision of West Palm Beach, LLC, Adelphia Cablevision of West Palm Beach II, LLC, Henderson Community Antenna Television, Inc., Highland Video Associates, L.P. and Montgomery Cablevision Associates, L.P. for the benefit of the Bank of Montreal, in its capacity as administrative agent, in connection with the Credit Agreement dated as of September 28, 2001 among Olympus Cable Holdings, LLC, Adelphia Company of Western Connecticut, Highland Video Associates, L.P., Coudersport Television Cable Company, Adelphia Holdings 2001, LLC, and each of the financial institutions from time to time party thereto (Filed herewith).
10.04
Security Agreement entered into on March 30, 2006 by each of the corporate entities listed on Schedule A thereto in favor of the Bank of Montreal, in its capacity as administrative Agent under the Credit Agreement dated as of September 28, 2001 among Olympus Cable Holdings, LLC, Adelphia Company of Western Connecticut, Highland Video Associates, L.P., Coudersport Television Cable Company, Adelphia Holdings 2001, LLC, and each of the financial institutions from time to time party thereto (Filed herewith).
10.05
Form of Supplement to Subsidiary Guaranty entered into on March 30, 2006 by each of UCA MCE I, LLC, UCA MCE II, LLC, Hilton Head Communications, L.P. and Ionian Communications, L.P. for the benefit of First Union National Bank, in its capacity as administrative agent under the Credit Agreement dated May 6, 1999 among Hilton Head Communications, L.P., UCA Corp., UCA LLC, National Cable Acquisition Associates, L.P., Grand Island Cable, Inc., SVHH Cable Acquisition, L.P., Tele-Media Company of Hopewell-Prince George, each other person permitted or required to become a borrower, and each of the Financial Institutions from time to time party thereto (Filed herewith).
10.06
Form of Supplement to Obligor Pledge Agreement entered into on March 30, 2006 by each of UCA MCE I, LLC and UCA MCE II, LLC for the benefit of First Union National Bank, in its capacity as administrative agent under the Credit Agreement dated May 6, 1999 among Hilton Head Communications, L.P., UCA Corp., UCA LLC, National Cable Acquisition Associates, L.P., Grand Island Cable, Inc., SVHH Cable Acquisition, L.P., Tele-Media Company of Hopewell-Prince George, each other person permitted or required to become a borrower, and each of the Financial Institutions from time to time party thereto (Filed herewith).
10.07
Form of Guaranty Agreement entered into on March 30, 2006 by each of Century MCE, LLC, Cablevision Business Services, Inc., Desert Hot Springs Cablevision, Inc., Highland Carlsbad Cablevision, Inc., Highland Carlsbad Operating Subsidiary, Inc., Highland Prestige Georgia, Inc. and Prestige Communications, Inc. for the benefit of the Bank of America, N.A., in its capacity as administrative agent under the Credit Agreement dated as of April 14, 2000, among Century Cable Holdings, LLC, Ft. Myers Cablevision, LLC, Highland Prestige Georgia, Inc., and each of the financial institutions from time to time party thereto (Filed herewith).
10.08
Pledge Agreement entered into on March 30, 2006 by Century MCE, LLC for the benefit of the Bank of America, N.A., in its capacity as administrative agent under the Credit Agreement dated as of April 14, 2000, among Century Cable Holdings, LLC, Ft. Myers Cablevision, LLC, Highland Prestige Georgia, Inc., and each of the financial institutions from time to time party thereto (Filed herewith).

10.09
Plan Support Agreement Concerning Fourth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code for Adelphia Communications Corporation, et al., dated April 10, 2006 (subject to Bankruptcy Court approval) (Incorporated herein by reference to Exhibit 10.01 to the Company's Current Report on Form 8-K filed on April 14, 2006) (File No. 0-16014).
10.10
Settlement Agreement and Mutual General Release, dated as of May 11, 2006, by and among the Company, Century Communications Corp., ML Media Partners, L.P. and the post-confirmation bankruptcy estate of Century/ML Cable Venture (Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 12, 2006) (File No. 0-16014).
10.11
Waiver No. 1, dated as of May 11, 2006, to the Fourth Amended and Restated Credit and Guaranty Agreement (Incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 12, 2006) (File No. 0-16014).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended (Filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended (Filed herewith).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
99.1
Stipulation and Order of Settlement of Amended Petition of Adelphia Communications Corporation and Various Subsidiaries as to Forfeited Managed Entities signed by the United States District Court for the Southern District of New York on March 29, 2006 (Incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on March 30, 2006) (File No. 0-16014).
99.2
Final Order of Forfeiture as to Forfeited Managed Entities signed by the United States District Court for the Southern District of New York on March 29, 2006 (Incorporated herein by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed on March 30, 2006) (File No. 0-16014).
99.3
Amended Final Order of Forfeiture as to Forfeited Managed Entities signed by the United States District Court for the Southern District of New York on March 29, 2006 (Incorporated herein by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K filed on March 30, 2006) (File No. 0-16014).
99.4
Debtors' Modified Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, filed with the Bankruptcy Court on April 28, 2006 (subject to Bankruptcy Court approval) (Incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on May 4, 2006) (File No. 0-16014).
99.5
Supplement to Debtors' Fourth Amended Disclosure Statement Pursuant to Section 1125 of the Bankruptcy Code, approved by the Bankruptcy Court on April 28, 2006 (Incorporated herein by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed on May 4, 2006) (File No. 0-16014).

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADELPHIA COMMUNICATIONS CORPORATION
(Registrant)
Date: May 15, 2006	By:	/s/ VANESSA A. WITTMAN Vanessa A. Wittman Chief Financial Officer (Principal Financial Officer)
Date: May 15, 2006	By:	/s/ SCOTT D. MACDONALD Scott D. Macdonald Chief Accounting Officer (Principal Accounting Officer)