Form 10-Q
period 2006-06-30
ADELPHIA COMMUNICATIONS CORP
filed 2006-08-14
CIK 796486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

(303) 268-6300

(Registrant’s telephone number, including area code)

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
Yes  ☐  No  ☒

Number of shares of Class A common stock outstanding as of June 30, 2006: 228,692,414

Number of shares of Class B common stock outstanding as of June 30, 2006: 25,055,365

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)
Quarterly Report on Form 10-Q for the period ended June 30, 2006

INTRODUCTORY NOTE

In this Quarterly Report, the “Company,” “we,” “us” and “our” refer to Adelphia Communications Corporation (“Adelphia”), its consolidated subsidiaries and other consolidated entities.

This Quarterly Report on Form 10-Q is for the quarterly period ended June 30, 2006.  This Quarterly Report should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “2005 Form 10-K”) and all of our other reports, including Current Reports on Form 8-K, filed with or furnished to the Securities and Exchange Commission (the “SEC”) through the date of this report.  As disclosed in the 2005 Form 10-K, readers should not rely on Adelphia’s periodic and other reports filed with or furnished to the SEC prior to May 24, 2002.

As further described in Note 2 to the accompanying condensed consolidated financial statements, on July 31, 2006 (the “Effective Date”), Adelphia completed the sale of assets, which in the aggregate comprise substantially all of its U.S. assets (the “Sale Transaction”), to Time Warner NY Cable LLC (“TW NY”), a subsidiary of Time Warner Cable Inc. (“TWC”), the cable subsidiary of Time Warner Inc., and Comcast Corporation (“Comcast”).  Proceeds from the Sale Transaction totaled approximately $17.4 billion, consisting of cash in the amount of approximately $12.5 billion and shares of TWC Class A Common Stock with a preliminary estimated fair value as of the Effective Date of approximately $4.9 billion.  Such estimated fair value of the TWC Class A Common Stock was determined by the Company based on management’s review of the underlying factors affecting the valuation of cable companies, taking into account the approximately $4.9 billion valuation agreed with TW NY for purposes of the TW NY asset purchase agreement, the $4.85 billion valuation for the July 21, 2006 Second Amended and Restated Agreement Concerning Terms and Conditions of a Modified Chapter 11 Plan (the “Plan Agreement”) agreed to by the Company, the statutory committee of unsecured creditors (the “Creditors’ Committee”) and certain creditors and ad hoc creditor committees, subject to certain adjustments based on market valuation, updates from its financial advisors and the recent upward movement in the price of publicly traded cable companies’ stocks.

Effective July 21, 2006, Adelphia entered into the Plan Agreement with the Creditors’ Committee and certain creditors and ad hoc creditor committees.  The Plan Agreement is designed to form the basis of an amended plan of reorganization for Adelphia and certain of its subsidiaries (the “Modified Plan”), which includes a proposed global compromise and settlement of all disputes among the creditors, not all of whom are parties to the Plan Agreement.

Adelphia’s obligations under the Plan Agreement are subject to the entry by the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) of an order approving a disclosure statement with respect to the Modified Plan and authorizing the Debtors (as defined in Note 1 to the accompanying condensed consolidated financial statements) (other than the JV Debtors (as defined in Note 2 to the accompanying condensed consolidated financial statements)) to propose the Modified Plan as provided in the Plan Agreement.  The Modified Plan contemplated by the Plan Agreement is subject to Bankruptcy Court approval.

This Quarterly Report describes the financial results of the Company for the reported periods.  As a result of the Sale Transaction, the Company disposed of substantially all of its operating assets and expects to adopt a liquidation basis of accounting in the third quarter of 2006.  Upon adoption of a liquidation basis of accounting, assets will be recorded at their estimated realizable amounts and liabilities that will be paid in full will be recorded at the present value of amounts to be paid.  Liabilities subject to compromise will be recorded at their face amounts until they are settled, at which time they will be adjusted to their settlement amounts.

CAUTIONARY STATEMENTS

This Quarterly Report includes forward-looking statements.  All statements regarding Adelphia and its consolidated subsidiaries’ expected sources and uses of cash, income tax position, indemnification obligations and any post-closing purchase price adjustments related to the Sale Transaction, settlements with the SEC and the United States Attorney’s Office for the Southern District of New York (the “U.S. Attorney”) and future course of the Company’s pending bankruptcy proceeding are forward-looking statements.  In some instances, you can identify these forward-looking statements by the presence of words such as “anticipate,” “if,” “believe,” “plan,” “estimate,” “expect,” “intend,” “may,” “could,” “should,” “will” and other similar expressions.  Such forward-looking statements are inherently uncertain, and readers must recognize that actual results may differ materially from our expectations.  We do not undertake a duty to update such forward-looking statements.  You are advised, however, to consult any future disclosures we make on related subjects in our reports filed with or furnished to the SEC.  Risks, uncertainties and other factors that may cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the following:

•                  whether and on what timetable a plan of reorganization under Chapter 11 of Title 11 (“Chapter 11”) of the United States Code (the “Bankruptcy Code”) will be confirmed and consummated to mitigate the continued incurrence of costs and fees as a result of the Chapter 11 bankruptcy proceeding and our obligations under the Registration Rights and Sale Agreement between Adelphia and TWC (the “Registration Rights Agreement”) dated as of July 31, 2006;

•                  potential dilutive impact to our stakeholders related to the substantial claims filed against us in the Chapter 11 bankruptcy proceeding;

•                  potential liability to TW NY or Comcast for certain post-closing purchase price adjustments;

•                  potential decrease in the fair value of the TWC Class A Common Stock we received in the Sale Transaction;

•                  continued employee attrition after the closing of the Sale Transaction;

•                  our income and franchise tax liabilities in connection with the Sale Transaction and consummation of a plan of reorganization could be materially more than estimated;

•                  the outcome of significant pending litigation;

•                  risk that our settlement agreements with U.S. Attorney and the SEC could be overturned or vacated;

•                  our ability to make payments to the restitution fund required under the Non-Prosecution Agreement (as defined in Note 1 to the accompanying condensed consolidated financial statements) with the U.S. Attorney and satisfy our obligations under such agreement and the final judgment in the SEC civil enforcement action;

•                  uncertainty regarding tax attributes and potential tax liabilities due to our re-evaluation of our historical tax positions; and

•                  potential tax consequences of certain advances by the Company to members of the John J. Rigas Family (the “Rigas Family”) and the Rigas Family Entities (as defined in Note 1 to the accompanying condensed consolidated financial statements), our settlements with the U.S. Attorney and the

SEC, the acquisition of the Forfeited Entities (as defined in Note 1 to the accompanying condensed consolidated financial statements) and the subsequent sale of the assets of such entities in the Sale Transaction.

Many of these risks, uncertainties and other factors are outside of the Company’s control.  Readers should consider all of these factors carefully in evaluating the forward-looking statements contained in this Quarterly Report.  We discuss these risks, uncertainties and other factors more fully in Part II, Item 1A, “Risk Factors,” in this Quarterly Report and in other reports filed by us with or furnished by us to the SEC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	June 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$734,447	$389,839
Restricted cash	3,893	25,783
Accounts receivable, less allowance for doubtful accounts of $19,908 and $15,912, respectively	108,094	119,512
Receivable for securities	7,167	10,029
Other current assets	89,222	74,399
Total current assets	942,823	619,562

Noncurrent assets:
Restricted cash	2,751	262,393
Property and equipment, net	4,223,605	4,334,651
Intangible assets, net (Note 9)	7,479,647	7,529,164
Other noncurrent assets, net	126,741	128,240
Total assets	$12,775,567	$12,874,010

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$115,871	$130,157
Subscriber advance payments and deposits	34,020	34,543
Accrued liabilities (Note 9)	543,672	551,599
Deferred revenue	19,115	21,376
Parent and subsidiary debt (Note 5)	959,427	869,184
Total current liabilities	1,672,105	1,606,859

Noncurrent liabilities:
Other liabilities	32,119	31,929
Deferred revenue	56,149	61,065
Deferred income taxes	904,135	833,535
Total noncurrent liabilities	992,403	926,529

Liabilities subject to compromise (Note 2)	18,423,946	18,415,158

Total liabilities	21,088,454	20,948,546

Commitments and contingencies (Note 8)

Minority’s interest in equity of subsidiary	60,201	71,307

Stockholders’ deficit:
Series preferred stock	397	397
Class A Common Stock, $.01 par value, 1,200,000,000 shares authorized, 229,787,271 shares issued and 228,692,414 shares outstanding	2,297	2,297
Convertible Class B Common Stock, $.01 par value, 300,000,000 shares authorized, 25,055,365 shares issued and outstanding	251	251
Additional paid-in capital	12,024,695	12,071,165
Accumulated other comprehensive loss, net	(2,851)	(4,988)
Accumulated deficit	(20,369,940)	(20,187,028)
Treasury stock, at cost, 1,094,857 shares of Class A Common Stock	(27,937)	(27,937)
Total stockholders’ deficit	(8,373,088)	(8,145,843)
Total liabilities and stockholders’ deficit	$12,775,567	$12,874,010

See accompanying notes to the condensed consolidated financial statements.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Revenue	$1,198,279	$1,103,223	$2,348,001	$2,172,225

Costs and expenses:
Direct operating and programming	704,560	666,258	1,394,473	1,320,588
Selling, general and administrative	90,164	92,549	177,253	171,614
Investigation, re-audit and sale transaction costs	9,626	18,055	30,232	38,485
Depreciation	191,780	200,717	379,907	413,822
Amortization	33,231	39,613	66,531	74,032
Provision for uncollectible amounts due from the Rigas Family and Rigas Family Entities (Note 4)	—	11,338	—	13,338
Loss (gain) on disposition of long-lived assets	(394)	129	(1,358)	(5,771)
Total costs and expenses	1,028,967	1,028,659	2,047,038	2,026,108

Operating income	169,312	74,564	300,963	146,117

Other income (expense), net:
Interest expense, net of amounts capitalized (contractual interest was $371,848 and $328,757 during the three months ended June 30, 2006 and 2005, respectively; and $731,852 and $646,563 during the six months ended June 30, 2006 and 2005, respectively) (Note 2)	(219,642)	(185,493)	(377,295)	(302,735)
Other income (expense), net (Notes 4 and 8)	(34,436)	459,746	(108,066)	460,939
Total other income (expense), net	(254,078)	274,253	(485,361)	158,204
Income (loss) before reorganization income (expenses), income taxes, share of income (losses) of equity affiliates and minority’s interest	(84,766)	348,817	(184,398)	304,321
Reorganization income (expenses) due to bankruptcy, net (Note 2)	84,623	(17,516)	62,639	(31,574)
Income (loss) before income taxes, share of income (losses) of equity affiliates and minority’s interest	(143)	331,301	(121,759)	272,747
Income tax expense (Note 9)	(21,418)	(40,334)	(71,441)	(64,466)
Share of income (losses) of equity affiliates, net	92	(882)	(818)	(1,368)
Minority’s interest in loss of subsidiary	10,173	953	11,106	1,383
Net income (loss)	(11,296)	291,038	(182,912)	208,296
Dividend requirements applicable to: Preferred stock (contractual dividends were $30,032 during each of the three months ended June 30, 2006 and 2005, and $60,063 during each of the six months ended June 30, 2006 and 2005)	—	—	—	—
Beneficial conversion feature	—	—	—	(583)

Net income (loss) applicable to common stockholders	$(11,296)	$291,038	$(182,912)	$207,713

See accompanying notes to the condensed consolidated financial statements.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - continued

(amounts in thousands, except share and per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Amounts per weighted average share of common stock(Note 9):
Basic net income (loss) applicable to Class A common stockholders	$(0.04)	$1.15	$(0.72)	$0.82
Diluted net income (loss) applicable to Class A common stockholders	$(0.04)	$0.86	$(0.72)	$0.61

Basic weighted average shares of Class A Common Stock outstanding	228,692,414	228,692,414	228,692,414	228,692,414
Diluted weighted average shares of Class A Common Stock outstanding	228,692,414	303,300,746	228,692,414	303,300,746

Basic net income (loss) applicable to Class B common stockholders	$(0.04)	$1.10	$(0.72)	$0.78
Diluted net income (loss) applicable to Class B common stockholders	$(0.04)	$0.82	$(0.72)	$0.58

Basic weighted average shares of Class B Common Stock outstanding	25,055,365	25,055,365	25,055,365	25,055,365
Diluted weighted average shares of Class B Common Stock outstanding	25,055,365	37,215,133	25,055,365	37,215,133

See accompanying notes to the condensed consolidated financial statements.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Six months ended June 30,
	2006	2005
Operating activities:
Net income (loss)	$(182,912)	$208,296
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	379,907	413,822
Amortization	66,531	74,032
Provision for uncollectible amounts due from the Rigas Family and Other Rigas Entities	—	13,338
Gain on disposition of long-lived assets	(1,358)	(5,771)
Settlement with the Rigas Family and Rigas Family Entities, net	—	(457,733)
Impairment of receivable for securities	2,862	—
Amortization/write-off of deferred financing costs	1,520	54,202
Provision for settlements	44,915	—
Other noncash charges, net	1,424	(1,396)
Reorganization (income) expenses due to bankruptcy, net	(62,639)	31,574
Deferred income tax expense	70,600	63,400
Share of losses of equity affiliates, net	818	1,368
Minority’s interest in loss of subsidiary	(11,106)	(1,383)
Change in operating assets and liabilities	9,205	(63,597)
Net cash provided by operating activities before payment of reorganization expenses	319,767	330,152
Reorganization expenses paid during the period	(58,680)	(22,786)
Net cash provided by operating activities	261,087	307,366

Investing activities:
Capital expenditures for property and equipment	(284,621)	(338,191)
Proceeds from the sale of long-lived assets and investments	1,586	38,243
Acquisition of minority interests	—	(21,650)
Change in restricted cash	281,532	(21,929)
Other	(4,605)	(4,814)
Net cash used in investing activities	(6,108)	(348,341)

Financing activities:
Proceeds from debt	1,023,000	766,000
Repayments of debt	(932,471)	(705,296)
Payments of deferred financing costs	(900)	(49,440)
Net cash provided by financing activities	89,629	11,264

Increase (decrease) in cash and cash equivalents	344,608	(29,711)
Cash and cash equivalents at beginning of period	389,839	338,909
Cash and cash equivalents at end of period	$734,447	$309,198

See accompanying notes to the condensed consolidated financial statements.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1:  Background and Basis of Presentation

As of June 30, 2006, the Company was engaged primarily in the cable television business.  On June 25, 2002 (the “Petition Date”), Adelphia and substantially all of its domestic subsidiaries filed voluntary petitions to reorganize (the “Chapter 11 Cases”) under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court.  On June 10, 2002, Century Communications Corporation (“Century”), an indirect wholly owned subsidiary of Adelphia, filed a voluntary petition to reorganize under Chapter 11.  On October 6 and November 15, 2005, certain additional subsidiaries of Adelphia also filed voluntary petitions to reorganize under Chapter 11.  On March 31, 2006, the Forfeited Entities (defined below) and certain other entities filed voluntary petitions to reorganize under Chapter 11.  The bankruptcy proceedings for Century and the subsequent filers are being jointly administered with Adelphia and substantially all of its domestic subsidiaries (the “Debtors”) and are included in the Chapter 11 Cases.  The Debtors are currently operating their businesses as debtors-in-possession under Chapter 11.  On July 31, 2006, Adelphia completed the sale of assets, which in the aggregate comprise substantially all of its U.S. assets, to TW NY and Comcast.  For additional information, see Note 2.

In May 2002, certain members of the Rigas Family resigned from their positions as directors and executive officers of the Company.  In addition, although the Rigas Family owned Adelphia $0.01 par value Class A common stock (“Class A Common Stock”) and Adelphia $0.01 par value Class B common stock (“Class B Common Stock”) with a majority of the voting power in Adelphia, the Rigas Family was not able to exercise such voting power since the Debtors filed for protection under the Bankruptcy Code in June 2002.  Prior to May 2002, the Company engaged in numerous transactions that directly or indirectly involved members of the Rigas Family and entities in which members of the Rigas Family directly or indirectly held controlling interests (collectively, the “Rigas Family Entities”).  The Rigas Family Entities include certain cable television entities formerly owned by the Rigas Family that are subject to co-borrowing arrangements with the Company, including Coudersport Television Cable Co. (“Coudersport”) and Bucktail Broadcasting Corp. (“Bucktail”) (collectively, the “Rigas Co-Borrowing Entities”), as well as other Rigas Family entities (the “Other Rigas Entities”).

On March 29, 2006, the United States District Court for the Southern District of New York (the “District Court”) entered various orders of forfeiture (the “RME Forfeiture Orders”) pursuant to which on March 29, 2006, all right, title and interest in the Rigas Co-Borrowing Entities (other than Coudersport and Bucktail) (the “Forfeited Entities”) held by the Rigas Family and by the Rigas Family Entities prior to the District Court’s order dated June 8, 2005 (the “Forfeiture Order”) were transferred to certain subsidiaries of the Company free and clear of all liens, claims, encumbrances and adverse interests in accordance with the RME Forfeiture Orders, subject to certain limitations set forth in the RME Forfeiture Orders.  On July 28, 2006, the District Court entered various orders of forfeiture (the “Real Property Forfeiture Orders”) pursuant to which all right, title and interest previously held by the Rigas Family and Rigas Family Entities in certain specified real estate and other property were transferred to certain subsidiaries of the Company free and clear of all liens, claims, encumbrances and adverse interests in accordance with the Real Property Forfeiture Orders, subject to certain limitations set forth in the Real Property Forfeiture Orders.  The transfer of all right, title and interest previously held by the Rigas Family and by the Rigas Family Entities in any of the Company’s securities in furtherance of the agreement between the Company and the U.S. Attorney dated April 25, 2005 (the “Non-Prosecution Agreement”), as further discussed in Note 8, is expected to occur in accordance with separate, subsequent court documentation.

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the SEC.  Accordingly, certain information and footnote disclosures typically included in the Company’s financial statements filed with its Annual Report on Form 10-K have been condensed or omitted for this Quarterly Report.  In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments, which consist of only normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.  These financial statements should be read in conjunction with the Company’s 2005 Form 10-K.  Interim results are not necessarily indicative of results for a full year.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(unaudited)

These condensed consolidated financial statements have been prepared on a going concern basis, which assumes continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business, and do not purport to show, reflect or provide for the consequences of the Chapter 11 Cases or the Sale Transaction.  In particular, these condensed consolidated financial statements do not purport to show: (i) as to assets, the amount realized upon their sale or their availability to satisfy liabilities; (ii) as to pre-petition liabilities, the amounts at which claims or contingencies may be settled, or the status and priority thereof; (iii) as to stockholders’ equity accounts, the effect of any changes that may be made in the capitalization of the Company; or (iv) as to operations, the effect of the Sale Transaction.  As a result of the Sale Transaction, the Company disposed of substantially all of its operating assets and expects to adopt a liquidation basis of accounting in the third quarter of 2006.  Upon adoption of a liquidation basis of accounting, assets will be recorded at their estimated realizable amounts and liabilities that will be paid in full will be recorded at the present value of amounts to be paid.  Liabilities subject to compromise will be recorded at their face amounts until they are settled, at which time they will be adjusted to their settlement amounts.

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

Note 2:  Bankruptcy Proceedings and Sale of Assets of the Company

Overview

On July 11, 2002, the Creditors’ Committee was appointed, and on July 31, 2002, a statutory committee of equity holders (the “Equity Committee” and, together with the Creditors’ Committee, the “Committees”) was appointed.  The Committees have the right to, among other things, review and object to certain business transactions and may participate in the formulation of the Debtors’ plan of reorganization.  Under the Bankruptcy Code, the Debtors were provided with specified periods during which only the Debtors could propose and file a plan of reorganization (the “Exclusive Period”) and solicit acceptances thereto (the “Solicitation Period”).  The Debtors received several extensions of the Exclusive Period and the Solicitation Period from the Bankruptcy Court with the latest extension of the Exclusive Period and the Solicitation Period being through February 17, 2004 and April 20, 2004, respectively.  In early 2004, the Debtors filed a motion requesting an additional extension of the Exclusive Period and the Solicitation Period.  However, in 2004, the Equity Committee filed a motion to terminate the Exclusive Period and the Solicitation Period and other objections were filed regarding the Debtors’ request.  The Bankruptcy Court has extended the Exclusive Period and the Solicitation Period until the hearing on the motions is held and a determination by the Bankruptcy Court is made.  No hearing has been scheduled.  For additional information, see Note 8, “Arahova Motions.”

Confirmation of Plan of Reorganization

For a plan of reorganization to be confirmed and become effective, the Debtors (other than the JV Debtors, as defined below) must, among other things:

•                  obtain an order of the Bankruptcy Court approving a disclosure statement as containing “adequate information”;

•                  solicit acceptance of such plan of reorganization from the holders of claims and equity interests in each class that is impaired and not deemed by the Bankruptcy Court to have rejected such plan;

•                  obtain an order from the Bankruptcy Court confirming such plan; and

•                  consummate such plan.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(unaudited)

Before it can issue an order confirming a plan of reorganization, the Bankruptcy Court must find that either (i) each class of impaired claims or equity interests has accepted such plan or (ii) the plan meets the requirements of the Bankruptcy Code to confirm such plan over the objections of dissenting classes.  In addition, the Bankruptcy Court must find that such plan meets certain other requirements specified in the Bankruptcy Code.

By order dated November 23, 2005, the Bankruptcy Court approved the Debtors’ fourth amended disclosure statement (the “November Disclosure Statement”) as containing “adequate information” pursuant to Section 1125 of the Bankruptcy Code.  By December 12, 2005, the Debtors had completed the mailing of the November Disclosure Statement and related solicitation materials in connection with the Debtors’ fourth amended joint plan of reorganization, as filed with the Bankruptcy Court on November 21, 2005 (the “November Plan”).  On April 28, 2006, the Bankruptcy Court approved the Debtors’ supplement to the November Disclosure Statement (the “DS Supplement”) as containing “adequate information” pursuant to Section 1125 of the Bankruptcy Code (the “DS Supplement Order”).  By May 12, 2006, the Debtors had completed the mailing of the DS Supplement and related solicitation materials in connection with the Debtors’ modified fourth amended joint plan of reorganization, filed with the Bankruptcy Court on April 28, 2006 (the “April Plan”).

On May 26, 2006, the Debtors filed a motion (the “363 Motion”) with the Bankruptcy Court seeking, among other things, approval to proceed with the sale of certain assets to TW NY and the sale of certain other assets to Comcast without first confirming a Chapter 11 plan of reorganization (other than with respect to the JV Debtors (as defined below)).  A hearing to consider certain amended bid protections proposed in the 363 Motion was held on June 16, 2006, and on that date the Bankruptcy Court entered an order approving new provisions for termination, for the payment of the breakup fee, a reduction in the purchase price under certain circumstances and reaffirming the effectiveness of the “no-shop provision” and overruling all objections thereto.  On June 28, 2006, the Bankruptcy Court entered an order (the “363 Approval Order”) approving the balance of the 363 Motion.  On June 30, 2006, JP Morgan Chase Bank, N.A. (“JPMC”) filed a notice of appeal, appealing entry of the 363 Approval Order to the District Court.  The appeal was subsequently withdrawn as part of a settlement among the Debtors, the Creditors’ Committee and JPMC.

On June 22, 2006, the Debtors filed their Third Modified Fourth Amended Joint Plan of Reorganization (the “JV Plan”) for the Century-TCI Debtors and Parnassos Debtors (collectively, the “JV Debtors”) with the Bankruptcy Court with respect to the Company’s partnerships with Comcast.  By June 9, 2006, the Debtors’ service agent had completed the mailing of a notice describing certain matters relating to the JV Plan.  In response to the Debtors’ plan modification motion dated June 2, 2006 (the “Plan Modification Motion”), by order dated June 8, 2006, the Bankruptcy Court approved the information in the 363 Motion and the Plan Modification Motion as containing “adequate information” pursuant to Section 1125 of the Bankruptcy Code.  On June 29, 2006, the Bankruptcy Court entered an order (the “JV Confirmation Order”) confirming the JV Plan.  Together, the JV Confirmation Order and the 363 Approval Order authorized, among other things, consummation of the Sale Transaction.  On July 31, 2006, the JV Plan became effective.  Accordingly, from and after July 31, 2006, the Debtors no longer include the JV Debtors.  The Company expects to pay approximately $1.8 billion of claims in the third quarter of 2006 in accordance with the JV Plan, of which approximately $1.6 billion relates to pre-petition debt obligations.  The Company paid $1,248,206,000 of such pre-petition debt obligations on the Effective Date.  In connection with the confirmation of the JV Plan, the Company recorded $49,883,000 of additional interest expense for certain of these allowed claims during the quarter ended June 30, 2006.  Other than pre-petition debt obligations which accrue interest at their contractual rate, the JV Plan generally provides for interest on allowed claims at a rate of 8% from the Petition Date through July 31, 2006.

For the balance of the Debtors, the April Plan remains pending.  The deadline for the submission of ballots to the balloting agent to accept or reject the April Plan is September 12, 2006, and in the case of securities held through an intermediary, the deadline for instructions to be received by the intermediary is September 7, 2006 or such other date as specified by the applicable intermediary.

Effective July 21, 2006, Adelphia entered into the Plan Agreement with certain representatives of the ad hoc committee of holders of ACC Senior Notes represented by Hennigan, Bennett & Dorman LLP, the ad hoc committee of

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(unaudited)

holders of ACC Senior Notes and Arahova Notes represented by Pachulski Stang Ziehl Young Jones & Weintraub LLP, the ad hoc committee of Arahova Noteholders, the ad hoc committee of holders of FrontierVision Opco Notes Claims and FrontierVision Holdco Notes Claims, W.R. Huff Asset Management Co., L.L.C., the ad hoc committee of ACC Trade Claimants, the ad hoc committee of Subsidiary Trade Claimants and the Creditors’ Committee.

The Plan Agreement is designed to form the basis of the Modified Plan, which includes a proposed global compromise and settlement of all disputes among the creditors, not all of whom are parties to the Plan Agreement.  Adelphia’s obligations under the Plan Agreement are subject to the entry by the Bankruptcy Court of an order approving a disclosure statement with respect to the Modified Plan and authorizing the Debtors to propose the Modified Plan as provided in the Plan Agreement.  The Modified Plan contemplated by the Plan Agreement is subject to Bankruptcy Court approval.  The Plan Agreement does not apply to the JV Debtors, whose plan of reorganization became effective on July 31, 2006.

The Plan Agreement reflects a compromise among certain creditor groups under which $1.08 billion in value will be transferred from certain unsecured creditors of various Adelphia subsidiaries to certain unsecured senior and trade creditors of Adelphia.  In some cases,  these unsecured creditors will be entitled to reimbursement from contingent sources of value, including the proceeds of a litigation trust to be established under the plan to pursue claims against third parties that are alleged to have damaged Adelphia.  The Plan Agreement also contemplates that the creditors of Adelphia (other than the creditors of the JV Debtors) would receive, in addition to the $1.08 billion described above, the residual sale consideration after funding all other distributions and reserves and interests in the litigation trust as described in the Plan Agreement.

The Plan Agreement is conditioned upon the Modified Plan effective date occurring no later than September 15, 2006.  Conditions to the Modified Plan effective date would also include material completion of the distribution of the TWC Class A Common Stock to creditors on the Modified Plan effective date, and the distribution to Adelphia’s creditors on the effective date or immediately thereafter of plan consideration of at least $1.08 billion, before deducting a true-up reserve to account for certain fluctuations in the value of TWC Class A Common Stock.

Sale of Assets

 On July 31, 2006, Adelphia completed the sale of assets, which in the aggregate comprise substantially all of its U.S. assets, to TW NY and Comcast.  Proceeds from the Sale Transaction totaled approximately $17.4 billion, consisting of cash in the amount of approximately $12.5 billion and shares of TWC Class A Common Stock with a preliminary estimated fair value as of the Effective Date of approximately $4.9 billion.  Such estimated fair value of the TWC Class A Common Stock was determined by the Company based on management’s review of the underlying factors affecting the valuation of cable companies, taking into account the approximately $4.9 billion valuation agreed with TW NY for purposes of the TW NY asset purchase agreement, the $4.85 billion valuation for the Plan Agreement agreed to by the Company, the Creditors’ Committee and certain creditors and ad hoc creditor committees, subject to certain adjustments based on market valuation, updates from its financial advisors and the recent upward movement in the price of publicly traded cable companies’ stocks.

The aggregate purchase price is subject to certain post-closing adjustments.  Upon consummation of the Sale Transaction, a portion of the aggregate purchase price, consisting of approximately $503 million of cash and shares of TWC Class A Common Stock with a preliminary estimated fair value as of the Effective Date of approximately $195 million, was deposited in escrow accounts to secure Adelphia’s indemnification obligations and any post-closing purchase price adjustments due to the buyers from Adelphia pursuant to the asset purchase agreements.  The post-closing adjustments, if any, will be determined over the next several months.  To the extent such post-closing adjustments are in favor of TW NY or Comcast, the amount of the escrow ultimately released to the Company will be reduced.  In the event that the post-closing purchase price adjustment is in favor of TW NY or Comcast and exceeds the amount of the escrow, the Company is required to pay such excess outside of the escrow.

Certain fees are due to the Company’s financial advisors upon successful completion of the Sale Transaction.  The Company is in the process of determining the amount of such fees.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(unaudited)

The TWC Class A Common Stock is expected to be listed on The New York Stock Exchange (the “NYSE”) in connection with an initial registered public offering of the TWC Class A Common Stock or shortly following the consummation of a plan of reorganization to distribute the proceeds of the Sale Transaction but in any event within two weeks following the consummation of a plan of reorganization to distribute the proceeds of the Sale Transaction to the Company’s creditors and stakeholders (other than those of the JV Debtors) or, if not listed on the NYSE within a reasonable period following the initial registered offering or distribution pursuant to a plan of reorganization, on The Nasdaq Stock Market (“Nasdaq”).

On the Effective Date, pursuant to the Registration Rights Agreement, Adelphia agreed to consummate a fully underwritten initial public offering of at least 33-1/3% of the TWC Class A Common Stock issued by TWC in the Sale Transaction (inclusive of the overallotment option, if any) within three months of TWC preparing the necessary registration statement and having it declared effective (subject to delays under specified conditions).  Pursuant to the Registration Rights Agreement, TWC is required to file and have a registration statement covering these shares declared effective as promptly as possible and in any event, no later than January 31, 2007, subject to certain exceptions.  Adelphia’s obligation to consummate the public offering terminates if Adelphia consummates a plan of reorganization as a result of which (i) 75% of the TWC Class A Common Stock Adelphia received in the Sale Transaction (excluding TWC Class A Common Stock held in escrow pursuant to the Sale Transaction) is distributed to creditors and the TWC Class A Common Stock is listed on the NYSE or Nasdaq within two weeks or (ii) 90% of the TWC Class A Common Stock Adelphia received in the Sale Transaction (excluding TWC Class A Common Stock held in escrow pursuant to the Sale Transaction) is distributed to creditors regardless of listing status.  After the initial public offering, Adelphia will have the right to a demand registration and a final registration if the exemption from registration pursuant to Section 1145 of the Bankruptcy Code is not available for a distribution of the remaining TWC Class A Common Stock to the Company’s creditors and stakeholders under a Chapter 11 plan of reorganization.  Pursuant to the Registration Rights Agreement, TWC has the right to elect, in its sole discretion, to not rely on Section 1145 of the Bankruptcy Code and conduct a final registration for the distribution of the remaining TWC Class A Common Stock to the Company’s creditors and stakeholders.  Pursuant to the terms of the Registration Rights Agreement, Adelphia’s ability to distribute the TWC Class A Common Stock may be subject to lock-up periods following public offerings of TWC Class A Common Stock.

Pre-petition Obligations

Pre-petition and post-petition obligations of the Debtors are treated differently under the Bankruptcy Code.  Due to the commencement of the Chapter 11 Cases and the Debtors’ failure to comply with certain financial and other covenants, the Debtors are in default on substantially all of their pre-petition debt obligations (other than those that were discharged by the JV Plan).  As a result of the Chapter 11 filing, all actions to collect the payment of pre-petition indebtedness are subject to compromise or other treatment under a plan of reorganization.  Generally, actions to enforce or otherwise effect payment of pre-petition liabilities are stayed against the Debtors.  The Bankruptcy Court has approved the Debtors’ motions to pay certain pre-petition obligations including, but not limited to, employee wages, salaries, commissions, incentive compensation and other related benefits.  The Debtors have been paying and intend to continue to pay undisputed post-petition claims in the ordinary course of business.  In addition, the Debtors may assume or reject pre-petition executory contracts and unexpired leases with the approval of the Bankruptcy Court.  Any damages resulting from the rejection of executory contracts and unexpired leases are treated as general unsecured claims and will be classified as liabilities subject to compromise.  For additional information concerning liabilities subject to compromise, see below.

The ultimate amount of the Debtors’ liabilities will be determined during the Debtors’ claims resolution process.  The Bankruptcy Court has established bar dates of January 9, 2004, November 14, 2005, December 20, 2005 and May 1, 2006 for filing proofs of claim against the Debtors’ estates.  A bar date is the date by which proofs of claim must be filed if a claimant disagrees with how its claim appears on the Debtors’ Schedules of Liabilities.  However, under certain limited circumstances, claimants may file proofs of claims after the bar date.  As of January 9, 2004, approximately 17,000 proofs of claim asserting in excess of $3.20 trillion in claims were filed and, as of July 31, 2006, approximately 19,500 proofs of claim asserting approximately $3.98 trillion in claims were filed, in each case including duplicative claims, but excluding any estimated amounts for unliquidated claims.  The aggregate amount of claims filed

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(unaudited)

with the Bankruptcy Court far exceeds the Debtors’ estimate of ultimate liability.  The Debtors currently are in the process of reviewing, analyzing and reconciling the scheduled and filed claims.  The Debtors expect that the claims resolution process will take significant time to complete following the consummation of a plan of reorganization.  As the amounts of the allowed claims are determined, adjustments will be recorded in liabilities subject to compromise and reorganization income (expenses) due to bankruptcy, net.

The Debtors have filed numerous omnibus objections that address $3.68 trillion of filed claims, consisting primarily of duplicative claims.  Certain claims addressed in such objections were either: (i) reduced and allowed; (ii) disallowed and expunged; or (iii) subordinated by orders of the Bankruptcy Court.  Hearings on certain claims objections are ongoing.  Certain other objections have been adjourned to allow the parties to continue to reconcile such claims.  Additional omnibus objections may be filed as the claims resolution process continues.

Debtor-in-Possession (“DIP”) Credit Facility

In order to provide liquidity following the commencement of the Chapter 11 Cases, Adelphia and certain of its subsidiaries (the “Loan Parties”) entered into a $1,500,000,000 debtor-in-possession credit facility (as amended, the “DIP Facility”).  On May 10, 2004, the Loan Parties entered into a $1,000,000,000 extended debtor-in-possession credit facility (as amended, the “First Extended DIP Facility”), which amended and restated the DIP Facility in its entirety.  On February 25, 2005, the Loan Parties entered into a $1,300,000,000 further extended debtor-in-possession credit facility (as amended, the “Second Extended DIP Facility”), which amended and restated the First Extended DIP Facility in its entirety.  On March 17, 2006, the Loan Parties entered into a $1,300,000,000 further extended debtor-in-possession credit facility (the “Third Extended DIP Facility”), which amended and restated the Second Extended DIP Facility in its entirety.   In connection with the completion of the Sale Transaction, on the Effective Date, the Loan Parties terminated the Third Extended DIP Facility.  In connection with the termination of the Third Extended DIP Facility, the Loan Parties repaid all loans outstanding under the Third Extended DIP Facility and all accrued and unpaid interest thereon, with such payments totaling approximately $986,000,000.  In addition, in connection with the termination of the Third Extended DIP Facility the Loan Parties paid all accrued and unpaid fees of the lenders and agent banks under the Third Extended DIP Facility.  In connection with these payments, effective as of the Effective Date, the collateral agent under the Third Extended DIP Facility released any and all liens and security interests on the assets that collateralized the obligations under the Third Extended DIP Facility.  As described in Note 8 to the accompanying condensed consolidated financial statements, the Company has issued certain letters of credit under the Third Extended DIP Facility.  As a result of the termination of the Third Extended DIP Facility, on the Effective Date, the Company collateralized letters of credit issued under the Third Extended DIP Facility with cash of $87,661,000.  For additional information, see Note 5.

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

Presentation

In accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”), all pre-petition liabilities subject to compromise have been segregated in the condensed consolidated balance sheets and classified as liabilities subject to compromise, at the estimated amount of allowable claims.  Liabilities subject to compromise are reported at the amounts expected to be allowed, even if they may be settled for lesser amounts.  For periods subsequent to the Petition Date, interest expense has been reported only to the extent that

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(unaudited)

it is expected to be paid during the Chapter 11 proceedings.  In addition, no preferred stock dividends have been accrued subsequent to the Petition Date.  Liabilities not subject to compromise are separately classified as current or noncurrent.  Revenue, expenses, realized gains and losses, and provisions for losses resulting from reorganization are reported separately as reorganization income (expenses) due to bankruptcy, net.  Cash used for reorganization items is disclosed in the condensed consolidated statements of cash flows.

Liabilities subject to compromise consist of the following (amounts in thousands):

	June 30,	December 31,
	2006	2005
Parent and subsidiary debt	$16,140,109	$16,136,960
Accounts payable	931,743	926,794
Accrued liabilities	1,203,300	1,202,610
Series B preferred stock	148,794	148,794
Liabilities subject to compromise	$18,423,946	$18,415,158

Following is a reconciliation of the changes in liabilities subject to compromise for the period from December 31, 2005 through June 30, 2006 (amounts in thousands):

Balance at December 31, 2005	$18,415,158
Verizon Media Ventures claims (a)	85,959
Disallowed pre-petition accrued interest expense (b)	(127,244)
Interest on the JV Plan’s allowed claims (c)	49,883
Debt obligations associated with the JV Plan (c)	9,958
Chapter 11 filing by the Forfeited Entities	(1,929)
Settlements and other	(7,839)
Balance at June 30, 2006	$18,423,946

(a)          In connection with the acquisition of Verizon Media Ventures, Inc. (“Verizon Media Ventures”), Adelphia issued shares of Class A Common Stock valued at $46,470,000.  Verizon Media Ventures had the option to require the Company to repurchase such shares, including related interest charges, in the event that the Company failed to register the shares within a specified period of time after the acquisition.  As a result of the claims reconciliation process, the Company determined that, prior to the Petition Date, Verizon Media Ventures had asked the Company to repurchase the shares.  Accordingly, the Company has revised the classification of the amount of the purchase price previously recorded through equity to liabilities subject to compromise.  In addition, the Company recorded losses of $30,000,000 and $9,000,000 during the three months ended June 30, 2006 and March 31, 2006, respectively, associated with claims asserted by Verizon Media Ventures in connection with two separate asset purchase agreements which were not consummated.  The losses recorded by the Company for these claims represent the impact of a settlement which has been reached by the parties, subject to definitive documentation.  The Company and Verizon Media Ventures are in the process of documenting the settlement reached on these claims.

(b)         During the three months ended June 30, 2006, the Company reversed $127,244,000 of pre-petition interest expense which had previously been accrued as a result of a May 2006 Bankruptcy Court order which disallowed this interest.

(c)          During the quarter ended June 30, 2006, the Company recorded $49,883,000 of additional interest expense for certain allowed claims under the JV Plan.  Other than pre-petition debt obligations which accrue interest at their contractual rate, the JV Plan generally provides for interest on allowed claims at a rate of 8% from the Petition Date through July 31, 2006.  In connection with the

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(unaudited)

confirmation of the JV Plan, the Company also increased liabilities subject to compromise by $9,958,000 to reflect the allowed claims for the JV Debtors’ pre-petition debt obligations.

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

As a result of the Chapter 11 Cases, deferred financing fees related to pre-petition debt obligations are no longer amortized.  Accordingly, unamortized deferred financing fees of $131,059,000 have been included in liabilities subject to compromise as a reduction of the net carrying value of the related pre-petition debt.  Similarly, amortization of the deferred issuance costs for the Company’s redeemable preferred stock was also terminated at the Petition Date.

Reorganization Income (Expenses) Due to Bankruptcy, net

Only those fees and other items directly related to the Chapter 11 filings are included in reorganization income (expenses) due to bankruptcy, net.  These fees and other items are adjusted by interest earned during reorganization and income related to the settlement of certain liabilities subject to compromise.  Certain reorganization expenses are contingent upon the approval of a plan of reorganization by the Bankruptcy Court and include cure costs, financing fees and success fees.  The Company is aware of certain success fees that potentially could be paid upon the Company’s emergence from bankruptcy to third party financial advisors retained by the Company and the Committees in connection with the Chapter 11 Cases.  Currently, these success fees are estimated to be $6,500,000 in the aggregate and would not be the obligation of either TW NY or Comcast.  None of these fees became payable as a result of the emergence of the JV Debtors from bankruptcy on July 31, 2006.  In addition, pursuant to their employment agreements, the Chief Executive Officer (“CEO”) and the Chief Operating Officer (“COO”) of the Company are eligible to receive equity awards of Adelphia stock with a minimum aggregate fair value of $17,000,000 upon the Debtors’ emergence from bankruptcy.  Under the employment agreements, the value of such equity awards will be determined based on the average trading price of the post-emergence common stock of Adelphia during the 15 trading days immediately preceding the 90th day following the date of emergence.  Pursuant to the employment agreements, these equity awards, which will be subject to vesting and trading restrictions, may be increased up to a maximum aggregate value of $25,500,000 at the discretion of the board of directors of Adelphia (the “Board”).

On June 9, 2006, the Debtors filed a motion (the “CEO/COO Motion”) with the Bankruptcy Court seeking authority to amend the provisions of these employment agreements with the CEO and COO relating to Emergence Awards (a fixed amount Initial Equity Award and a discretionary Emergence Date Special Award, each as defined in their respective employment agreement) (the “Amendments”).  On August 8, 2006, the Bankruptcy Court authorized the Amendment relating to the COO, which authorized the Company to pay the COO $6,800,000 in cash in lieu of the Initial Equity Award and, subject to the discretion of the Board, up to $3,400,000 in cash in lieu of the Emergence Date Special Award of restricted shares.  In exchange for the Emergence Awards, the Company’s COO will execute a release of any claims for additional compensation other than such Emergence Awards.  The CEO/COO Motion was adjourned as to the Company’s CEO until September 12, 2006.  If the CEO/COO Motion is approved as to the relief relating to the Company’s CEO, the Company will be authorized to pay the CEO $10,200,000 in cash in lieu of the Initial Equity Award and, subject to the discretion of the Board, up to $5,100,000 in cash in lieu of the Emergence Date Special Award of restricted shares, and the CEO will execute a release of any claims for additional compensation other than such Emergence Awards.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(unaudited)

The following table sets forth certain components of reorganization income (expenses) due to bankruptcy, net for the indicated periods (amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Professional fees	$(38,019)	$(18,287)	$(69,833)	$(41,052)
Disallowed pre-petition accrued interest expense	127,244	—	127,244	—
Debt obligations associated with the JV Plan	(9,958)	—	(9,958)	—
Interest earned during reorganization	6,105	2,377	10,693	4,548
Settlements and other	(749)	(1,606)	4,493	4,930
Reorganization income (expenses) due to bankruptcy, net	$84,623	$(17,516)	$62,639	$(31,574)

Investigation, Re-audit and Sale Transaction Costs

The Company is incurring certain professional fees that, although not directly related to the Chapter 11 filing, relate to the investigation of the actions of certain members of the Rigas Family who held all of the senior executive positions at Adelphia and constituted five of the nine members of Adelphia’s board of directors, related efforts to comply with applicable laws and regulations and the Sale Transaction.  These expenses include legal fees, employee retention costs, audit fees incurred for the years ended December 31, 2001 and prior, legal defense costs paid on behalf of the Rigas Family and consultant fees. These expenses have been included in investigation, re-audit and sale transaction costs in the accompanying condensed consolidated statements of operations.

Note 3:  Variable Interest Entities

Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities (as subsequently revised in December 2003, “FIN 46-R”) requires variable interest entities, as defined by FIN 46-R, to be consolidated by the primary beneficiary if certain criteria are met.  Effective January 1, 2004, the Company began consolidating the Rigas Co-Borrowing Entities under FIN 46-R.  As described below, the Company ceased to consolidate Coudersport and Bucktail under FIN 46-R in the second quarter of 2005.  Pursuant to the RME Forfeiture Orders, all right, title and interest in the Forfeited Entities held by the Rigas Family and Rigas Family Entities prior to the Forfeiture Order were transferred to the Company on March 29, 2006.  The Forfeited Entities do not include Coudersport and Bucktail.  See Note 8 for additional information.  As a result, the Forfeited Entities became part of Adelphia and its consolidated subsidiaries on March 29, 2006 and the provisions of FIN 46-R are no longer applicable to the Forfeited Entities.

The April 2005 agreements approved by the District Court in the SEC civil enforcement action (the “SEC Civil Action”), including: (i) the Non-Prosecution Agreement; (ii) the Adelphia-Rigas Settlement Agreement (defined in Note 8); (iii) the Government-Rigas Settlement Agreement (also defined in Note 8); and (iv) the final judgment as to Adelphia (collectively, the “Government Settlement Agreements”), provide for, among other things, the forfeiture of certain assets by the Rigas Family and Rigas Family Entities.  As a result of the Forfeiture Order on June 8, 2005, the Company was no longer the primary beneficiary of Coudersport and Bucktail.  Accordingly, the Company ceased to consolidate Coudersport and Bucktail under FIN 46-R in the second quarter of 2005.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(unaudited)

The consolidation of the Rigas Co-Borrowing Entities under FIN 46-R resulted in the following impact to the Company’s consolidated financial statements for the indicated periods (amounts in thousands):

	Three months ended March 31,		Six months ended June 30,
	2006 *	2005	2005
Revenue	$53,459	$50,801	$101,706
Operating income	$8,339	$7,882	$16,512
Other (expense) income, net	$(644)	$32	$433,619
Net income applicable to common stockholders	$7,695	$7,914	$450,131

December 31, 2005
Current assets	$3,383
Noncurrent assets	$612,065
Current liabilities	$15,602
Noncurrent liabilities	$5,660

*  Effective March 29, 2006, the Forfeited Entities became part of Adelphia and the provisions of FIN 46-R are no longer applicable to the Forfeited Entities; thus, FIN 46-R had no impact to the Company’s consolidated financial statements for periods subsequent to March 31, 2006.

Note 4:  Transactions with the Rigas Family and Other Rigas Entities

In connection with the Government Settlement Agreements, all amounts owed between Adelphia (including the Rigas Co-Borrowing Entities) and the Rigas Family and Other Rigas Entities will not be collected or paid.  As a result, in June 2005, the Company derecognized through other income (expense) the $460,256,000 payable by the Rigas Co-Borrowing Entities to the Rigas Family and Other Rigas Entities.  This liability, which was recorded by the Company in connection with the January 1, 2004 consolidation of the Rigas Co-Borrowing Entities, had no legal right of set-off against amounts due to the Rigas Co-Borrowing Entities from the Rigas Family and Other Rigas Entities.

On June 8, 2005, pursuant to the Forfeiture Order, equity ownership of the Rigas Co-Borrowing Entities (other than Coudersport and Bucktail), the debt and equity securities of the Company and certain real estate and other property were forfeited by the Rigas Family and the Rigas Family Entities to the United States.  In conjunction with the Forfeiture Order on June 8, 2005, the Company recorded the settlement proceeds at their fair value.  The Company determined that the equity interests in the Rigas Co-Borrowing Entities had nominal value as the liabilities of these entities significantly exceed the fair value of their assets.  On March 29, 2006, all right, title and interest in the Forfeited Entities held by the Rigas Family and by the Rigas Family Entities prior to the Forfeiture Order were transferred to certain subsidiaries of the Company free and clear of all liens, claims, encumbrances and adverse interests in accordance with the RME Forfeiture Orders, subject to certain limitations set forth in the RME Forfeiture Orders.

On July 28, 2006, the District Court entered the Real Property Forfeiture Orders pursuant to which all right, title and interest previously held by the Rigas Family and the Rigas Family Entities in certain specified real estate and other property were transferred to certain subsidiaries of the Company free and clear of all liens, claims, encumbrances and adverse interests in accordance with the Real Property Forfeiture Orders, subject to certain limitations set forth in the Real Property Forfeiture Orders.

The transfer of all right, title and interest previously held by the Rigas Family and by the Rigas Family Entities in any of the Company’s securities in furtherance of the Non-Prosecution Agreement is expected to occur in accordance with separate, subsequent court documentation.

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

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(unaudited)

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

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(unaudited)

Note 5:  Debt

The carrying value of the Company’s debt is summarized below for the indicated periods (amounts in thousands):

	June 30,	December 31,
	2006	2005
Parent and subsidiary debt:
Secured:
DIP Facilities (a)	$954,000	$851,352
Capital lease obligations	5,427	17,546
Unsecured other subsidiary debt	—	286
Parent and subsidiary debt	$959,427	$869,184

Liabilities subject to compromise:
Parent debt – unsecured: (b)
Senior notes	$4,767,565	$4,767,565
Convertible subordinated notes (c)	1,992,022	1,992,022
Senior debentures	129,247	129,247
Pay-in-kind notes	31,847	31,847
Total parent debt	6,920,681	6,920,681

Subsidiary debt:
Secured
Notes payable to banks (d)	2,240,313	2,240,313
Co-Borrowing Facilities (e)	4,576,375	4,576,375
Unsecured
Senior notes	1,105,538	1,105,538
Senior discount notes	342,830	342,830
Zero coupon senior discount notes	755,031	755,031
Senior subordinated notes	208,976	208,976
Other subsidiary debt	121,424	121,424
Total subsidiary debt	9,350,487	9,350,487

Deferred financing fees	(131,059)	(134,208)
Parent and subsidiary debt (Note 2)	$16,140,109	$16,136,960

(a)  DIP Facilities

Third Extended DIP Facility

On March 17, 2006, the Loan Parties entered into the $1,300,000,000 Third Extended DIP Facility, which superseded and replaced in its entirety the Second Extended DIP Facility.  The Third Extended DIP Facility was approved by the Bankruptcy Court on March 16, 2006 and closed on March 17, 2006.

The Third Extended DIP Facility generally was scheduled to mature upon the earlier of August 7, 2006 or the occurrence of certain other events, as described in the Third Extended DIP Facility. The Third Extended DIP Facility was comprised of an $800,000,000 revolving Tranche A Loan (including a $500,000,000 letter of credit subfacility) and a $500,000,000 term Tranche B Loan. The Third Extended DIP Facility was secured with a first priority lien on all of the Loan Parties’ unencumbered assets, a priming first priority lien on all assets of the Loan Parties securing their pre-petition bank debt and a junior lien on all other assets of the Loan Parties. The applicable margin on loans extended under the Third Extended DIP Facility was reduced (when compared to the Second Extended DIP Facility) to 1.00% per annum in the case of alternate base rate loans and 2.00% per annum in the case of adjusted London interbank offered rate (“LIBOR”) loans, and the commitment fee with respect to the unused portion of the Tranche A Loan is 0.50% per annum (which is the same fee that was charged under the Second Extended DIP Facility).

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(unaudited)

In connection with the closing of the Third Extended DIP Facility, on March 17, 2006, the Loan Parties borrowed an aggregate of $916,000,000 thereunder and used all such proceeds and a portion of available cash and cash equivalents to repay all of the indebtedness, including accrued and unpaid interest and certain fees and expenses, outstanding under the Second Extended DIP Facility.

From time to time, the Loan Parties and the DIP lenders entered into certain amendments to the terms of the DIP facilities.  In addition, from time to time, the Loan Parties received waivers to prevent or cure certain defaults or events of defaults under the DIP facilities.  To the extent applicable, all of the waivers and amendments agreed to between the Loan Parties and the DIP lenders under the previous DIP facilities are effective through the maturity date of the Third Extended DIP Facility.

As of June 30, 2006, $454,000,000 under the Tranche A Loan had been drawn and letters of credit totaling $83,941,000 were issued under the Tranche A Loan, leaving availability of $262,059,000 under the Tranche A Loan.  Furthermore, as of June 30, 2006, the entire $500,000,000 under the Tranche B Loan was drawn.

In connection with the completion of the Sale Transaction, on the Effective Date, the Loan Parties terminated the Third Extended DIP Facility.  In connection with the termination of the Third Extended DIP Facility, the Loan Parties repaid all loans outstanding under the Third Extended DIP Facility and all accrued and unpaid interest thereon, with such payments totaling approximately $986,000,000.  In addition, in connection with the termination of the Third Extended DIP Facility the Loan Parties paid all accrued and unpaid fees of the lenders under the Third Extended DIP Facility.  In connection with these payments, effective as of the Effective Date, the collateral agent under the Third Extended DIP Facility released any and all liens and security interests on the assets that collateralized the obligations under the Third Extended DIP Facility.  As described in Note 8 to the accompanying condensed consolidated financial statements, the Company has issued certain letters of credit under the Third Extended DIP Facility.  As a result of the termination of the Third Extended DIP Facility, on the Effective Date, the Company collateralized letters of credit issued under the Third Extended DIP Facility with cash of $87,661,000.

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

The transfer of all right, title and interest previously held by the Rigas Family and by the Rigas Family Entities in any of the Company’s securities, including the 6% notes and the 3.25% notes, in furtherance of the Non-Prosecution Agreement is expected to occur in accordance with separate, subsequent court documentation.  The Company will recognize the benefits of such conveyance when it occurs.  For additional information, see Note 8.

(d) Notes Payable to Banks

The Company expects to pay $1,623,000,000 of pre-petition debt obligations, plus accrued interest of $10,272,000, of which $1,248,206,000 was paid on the Effective Date, to certain banks in the third quarter of 2006 in accordance with the JV Plan.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(unaudited)

(e) Co-Borrowing Facilities

The co-borrowing facilities represent the aggregate amount outstanding pursuant to three separate co-borrowing facilities dated May 6, 1999, April 14, 2000 and September 28, 2001 (the “Co-Borrowing Facilities”).  Each co-borrower is jointly and severally liable for the entire amount of the indebtedness under the applicable Co-Borrowing Facility regardless of whether that co-borrower actually borrowed that amount under such Co-Borrowing Facility.  All amounts outstanding under Co-Borrowing Facilities at June 30, 2006 and December 31, 2005 represent pre-petition liabilities that have been classified as liabilities subject to compromise in the accompanying condensed consolidated balance sheets.

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

Note 6:  Segments

The Company identifies reportable segments as those consolidated segments that represent 10% or more of the combined revenue, net earnings or loss, or total assets of all of the Company’s operating segments as of and for the period ended on the most recent balance sheet date presented.  Operating segments that do not meet this threshold are aggregated for segment reporting purposes within the “corporate and other” column.  As of June 30, 2006, the Company’s only reportable operating segment was its “cable” segment.  The cable segment included the Company’s cable system operations (including consolidated subsidiaries, equity method investments and variable interest entities) that provided the distribution of analog and digital video programming and high-speed Internet (“HSI”) services to customers, for a monthly fee, through a network of fiber optic and coaxial cables.  This segment also included the Company’s media services (advertising sales) business.  The reportable cable segment included five operating regions that have been combined as one reportable segment because all of such regions had similar economic characteristics.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(unaudited)

Selected financial information concerning the Company’s current operating segments is presented below for the indicated periods (amounts in thousands):

	Cable	Corporate and other	Eliminations	Total

Operating and Capital Expenditure Data:
Three months ended June 30, 2006
Revenue	$1,196,453	$1,826	$—	$1,198,279
Operating income (loss)	182,701	(13,389)	—	169,312
Capital expenditures for property and equipment	134,747	1,046	—	135,793

Three months ended June 30, 2005
Revenue	$1,100,013	$3,210	$—	$1,103,223
Operating income (loss)	104,641	(30,077)	—	74,564
Capital expenditures for property and equipment	182,537	11,400	—	193,937

Six months ended June 30, 2006
Revenue	$2,344,935	$3,066	$—	$2,348,001
Operating income (loss)	325,569	(24,606)	—	300,963
Capital expenditures for property and equipment	280,268	4,353	—	284,621

Six months ended June 30, 2005
Revenue	$2,161,943	$10,282	$—	$2,172,225
Operating income (loss)	183,443	(37,326)	—	146,117
Capital expenditures for property and equipment	326,791	11,400	—	338,191

Balance Sheet Information:
Total assets
As of June 30, 2006	$12,436,178	$3,171,063	$(2,831,674)	$12,775,567
As of December 31, 2005	12,562,225	3,309,331	(2,997,546)	12,874,010

The Company did not derive more than 10% of its revenue from any one customer during the three months and six months ended June 30, 2006 and 2005. The Company’s long-lived assets related to its foreign operations were $7,215,000 and $6,517,000 as of June 30, 2006 and December 31, 2005, respectively.  The Company’s revenue related to its foreign operations was $5,550,000 and $4,365,000 during the three months ended June 30, 2006 and 2005, respectively, and $11,473,000 and $8,656,000 during the six months ended June 30, 2006 and 2005, respectively. The Company’s assets and revenue related to its foreign operations were not significant to the Company’s financial position or results of operations, respectively, during any of the periods presented.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(unaudited)

Note 7:  Comprehensive Income (Loss)

The Company’s comprehensive income (loss), net of tax, for the indicated periods was as follows (amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Net income (loss)	$(11,296)	$291,038	$(182,912)	$208,296
Other comprehensive income (loss):
Foreign currency translation adjustments	(45)	(2,536)	(2,155)	(7,633)
Unrealized gains on securities, net of tax	34	773	18	798
Other comprehensive loss, net of tax	(11)	(1,763)	(2,137)	(6,835)
Comprehensive income (loss), net	$(11,307)	$289,275	$(185,049)	$201,461

Note 8:  Contingencies

Reorganization Expenses due to Bankruptcy and Professional Fees

The Company is aware of certain success fees that potentially could be paid upon the Company’s emergence from bankruptcy to third party financial advisers retained by the Company and Committees in connection with the Chapter 11 Cases.  Currently, these success fees are estimated to be $6,500,000 in the aggregate.  In addition, pursuant to their employment agreements, the CEO and the COO of the Company are eligible to receive equity awards of Adelphia stock with a minimum aggregate fair value of $17,000,000 upon the Debtors’ emergence from bankruptcy.  Under the employment agreements, the value of such equity awards will be determined based on the average trading price of the post-emergence common stock of Adelphia during the 15 trading days immediately preceding the 90th day following the date of emergence.  Pursuant to the employment agreements, these equity awards, which will be subject to vesting and trading restrictions, may be increased up to a maximum aggregate value of $25,500,000 at the discretion of the Board.

On June 9, 2006, the Debtors filed a motion (the “CEO/COO Motion”) with the Bankruptcy Court seeking authority to amend the provisions of these employment agreements with the CEO and COO relating to Emergence Awards (a fixed amount Initial Equity Award and a discretionary Emergence Date Special Award, each as defined in their respective employment agreement) (the “Amendments”).  On August 8, 2006, the Bankruptcy Court authorized the Amendment relating to the COO, which authorized the Company to pay the COO $6,800,000 in cash in lieu of the Initial Equity Award and, subject to the discretion of the Board, up to $3,400,000 in cash in lieu of the Emergence Date Special Award of restricted shares.  In exchange for the Emergence Awards, the Company’s COO will execute a release of any claims for additional compensation other than such Emergence Awards.  The CEO/COO Motion was adjourned as to the Company’s CEO until September 12, 2006.  If the CEO/COO Motion is approved as to the relief relating to the Company’s CEO, the Company will be authorized to pay the CEO $10,200,000 in cash in lieu of the Initial Equity Award and, subject to the discretion of the Board, up to $5,100,000 in cash in lieu of the Emergence Date Special Award of restricted shares, and the CEO will execute a release of any claims for additional compensation other than such Emergence Awards.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(unaudited)

Letters of Credit

The Company has issued standby letters of credit for the benefit of franchise authorities and other parties, most of which have been issued to an intermediary surety bonding company.  All such letters of credit will expire no later than October 7, 2006.  At June 30, 2006, the aggregate principal amount of letters of credit issued by the Company was $84,831,000, of which $83,941,000 was issued under the Third Extended DIP Facility and $890,000 was collateralized by cash.  Letters of credit issued under the DIP facilities reduce the amount that may be borrowed under the DIP facilities.  As a result of the termination of the Third Extended DIP Facility as described in Notes 2 and 5 in the accompanying condensed consolidated financial statements, on the Effective Date, the Company collateralized letters of credit issued under the Third Extended DIP Facility with cash of $87,661,000.

Litigation Matters

General.  The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies, in determining its accruals and disclosures with respect to loss contingencies.  Accordingly, estimated losses from loss contingencies are accrued by a charge to income when information available indicates that it is probable that an asset had been impaired or a liability had been incurred and the amount of the loss can be reasonably estimated.  If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the financial statements when it is reasonably possible that a loss may be incurred.

SEC Civil Action and the United States Department of Justice (“DoJ”) Investigation.  On July 24, 2002, the SEC Civil Action was filed against Adelphia, certain members of the Rigas Family and others, alleging various securities fraud and improper books and records claims arising out of actions allegedly taken or directed by certain members of the Rigas Family who held all of the senior executive positions at Adelphia and constituted five of the nine members of Adelphia’s board of directors (none of whom remain with the Company).

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

As a result of the Sale Transaction, the Company’s contribution to the Restitution Fund will consist of $600,000,000 in cash and stock (with at least $200,000,000 in cash) and 50% of the first $230,000,000 of future proceeds, if any, from certain litigation against third parties who injured the Company.  Unless extended on consent of the U.S. Attorney and the SEC, which consent may not be unreasonably withheld, the Company must make these payments on or before the earlier of:  (i) October 15, 2006; (ii) 120 days after confirmation of a stand-alone plan of reorganization; or (iii) seven days after the first distribution of stock or cash to creditors under any plan of reorganization (the SEC on behalf of itself and the U.S. Attorney has informed the Company that such distribution under the JV Plan does not create an obligation to make the restitution payment).  The Company recorded charges of $425,000,000 and $175,000,000 during 2004 and 2002, respectively, related to the Non-Prosecution Agreement.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(unaudited)

The U.S. Attorney agreed: (i) not to prosecute Adelphia or specified subsidiaries of Adelphia for any conduct (other than criminal tax violations) related to the Rigas Criminal Action (defined below) or the allegations contained in the SEC Civil Action; (ii) not to use information obtained through the Company’s cooperation with the U.S. Attorney to criminally prosecute the Company for tax violations; and (iii) to transfer to the Company all of the Forfeited Entities, certain specified real estate and other property forfeited by the Rigas Family and by the Rigas Family Entities and any securities of the Company that were directly or indirectly owned by the Rigas Family and by the Rigas Family Entities prior to forfeiture.  The U.S. Attorney agreed with the Rigas Family not to require forfeiture of Coudersport and Bucktail (which together served approximately 5,000 subscribers (unaudited) as of the date of the Forfeiture Order).  A condition precedent to the Company’s obligation to make the contribution to the Restitution Fund described in the preceding paragraph is the Company’s receipt of title to the Forfeited Entities, certain specified real estate and other property and any securities described above forfeited by the Rigas Family and by the Rigas Family Entities, free and clear of all liens, claims, encumbrances or adverse interests.  The Forfeited Entities transferred to the Company pursuant to the RME Forfeiture Orders represent the overwhelming majority of the Rigas Co-Borrowing Entities’ subscribers and value.

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

Pursuant to letter agreements with TW NY and Comcast, the U.S. Attorney has agreed, notwithstanding any failure by the Company to comply with the Non-Prosecution Agreement, that it will not criminally prosecute any of the joint venture entities or their subsidiaries purchased from the Company by TW NY or Comcast pursuant to the asset purchase agreements dated April 20, 2005, as amended (the “Purchase Agreements”).  Under such letter agreements, each of TW NY and Comcast have agreed that following the closing of the Sale Transaction they will cooperate with the relevant governmental authorities’ requests for information about the Company’s operations, finances and corporate governance between 1997 and confirmation of the Debtors’ plan of reorganization.  The sole and exclusive remedy against TW NY or Comcast for breach of any obligation in the letter agreements is a civil action for breach of contract seeking specific performance of such obligations.  In addition, TW NY and Comcast entered into letter agreements with the SEC agreeing that upon and after the closing of the Sale Transaction, TW NY, Comcast and their respective affiliates (including the joint venture entities transferred pursuant to the Purchase Agreements) will not be subject to, or have any obligation under, the final judgment consented to by the Company in the SEC Civil Action.

The Non-Prosecution Agreement was subject to the approval of, and has been approved by, the Bankruptcy Court.  Adelphia’s consent to the final judgment in the SEC Civil Action was subject to the approval of, and has been approved by, both the Bankruptcy Court and the District Court.  Various parties have challenged and sought appellate review or reconsideration of the orders of the Bankruptcy Court approving these settlements.  The District Court affirmed the Bankruptcy Court’s approval of the Non-Prosecution Agreement, Adelphia’s consent to the final judgment in the SEC Civil Action and the Adelphia-Rigas Settlement Agreement (defined below).  On March 24, 2006, various parties appealed the District Court’s order affirming the Bankruptcy Court’s approval to the United States Court of Appeals for the Second Circuit (the “Second Circuit”).  Adelphia has moved to dismiss that appeal on the grounds that it is moot, amounts to an impermissible collateral attack on the 363 Approval Order and is barred by res judicata.  The appeal from the District Court’s order affirming the Bankruptcy Court’s approval and Adelphia’s motion to dismiss that appeal are pending before the Second Circuit.  The order of the District Court approving Adelphia’s consent to the final judgment in the SEC Civil Action has not been appealed.  The appeals of the District Court’s approval of the Government-Rigas Settlement Agreement (defined below) and the creation of the Restitution Fund have been denied by the Second Circuit.

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

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(unaudited)

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

On April 25, 2005, Adelphia and the Rigas Family entered into a settlement agreement with respect to the Rigas Civil Action (the “Adelphia-Rigas Settlement Agreement”), pursuant to which Adelphia agreed, among other things: (i) to pay $11,500,000 to a legal defense fund for the benefit of the Rigas Family; (ii) to provide management services to Coudersport and Bucktail for an interim period ending no later than December 31, 2005 (“Interim Management Services”); (iii) to indemnify Coudersport and Bucktail, and the Rigas Family’s (other than the Excluded Parties’) interest therein, against claims asserted by the lenders under the Co-Borrowing Facilities with respect to such indebtedness up to the fair market value of those entities (without regard to their obligations with respect to such indebtedness); (iv) to provide certain members of the Rigas Family with certain indemnities, reimbursements or other protections in connection with certain third party claims arising out of Company litigation, and in connection with claims against certain members of the Rigas Family by any of the Tele-Media Joint Ventures or Century/ML Cable Venture (“Century/ML Cable”); and (v) within ten business days of the date on which the consent order of forfeiture is entered, dismiss the Rigas Civil Action, except for claims against the Excluded Parties.  The Rigas Family agreed: (i) to make certain tax elections, under certain circumstances, with respect to the Forfeited Entities; (ii) to pay Adelphia five percent of the gross operating revenue of Coudersport and Bucktail for the Interim Management Services; and (iii) to offer employment to certain Coudersport and Bucktail employees on terms and conditions that, in the aggregate, are no less favorable to such employees (other than any employees who were expressly excluded by written notice to Adelphia received by July 1, 2005) than their terms of employment with the Company.

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

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(unaudited)

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

Pursuant to the Forfeiture Order, all right, title and interest of the Rigas Family and Rigas Family Entities in the Forfeited Entities, certain specified real estate and other property and any securities of the Company were forfeited to the United States.  On August 19, 2005, the Company filed a petition with the District Court seeking an order transferring title to these assets and securities to the Company.  Since that time, petitions have been filed by three lending banks, each asserting an interest in the Forfeited Entities for the purpose, according to the petitions, of protecting against the contingency that the Bankruptcy Court approval of certain settlement agreements is overturned on appeal.  In addition, petitions have been filed by two local franchising authorities with respect to two of the Forfeited Entities, by two mechanic’s lienholders with respect to two of the forfeited real properties and by a school district with respect to one of the forfeited real properties.  The Company’s petition also asserted claims to the forfeited properties on behalf of two entities, Century/ML Cable and Super Cable ALK International, A.A. (Venezuela), in which the Company no longer holds an interest.  Pursuant to the RME Forfeiture Orders, on March 29, 2006, all right, title and interest in the Forfeited Entities held by the Rigas Family and by the Rigas Family Entities prior to the Forfeiture Order were transferred to certain subsidiaries of the Company free and clear of all liens, claims, encumbrances and adverse interests in accordance with the RME Forfeiture Orders, subject to certain limitations set forth in the RME Forfeiture Orders.  On July 28, 2006, the District Court entered the Real Property Forfeiture Orders pursuant to which all right, title and interest previously held by the Rigas Family and the Rigas Family Entities in certain specified real estate and other property were transferred to certain subsidiaries of the Company free and clear of all liens, claims, encumbrances and adverse interests in accordance with the Real Property Forfeiture Orders, subject to certain limitations set forth in the Real Property Forfeiture Orders.  The transfer of all right, title and interest previously held by the Rigas Family and by the Rigas Family Entities in any of the Company’s securities in furtherance of the Non-Prosecution Agreement is expected to occur in accordance with separate, subsequent court documentation.  The government has requested that its next status report to the District Court regarding the forfeiture proceedings be submitted on September 12, 2006.

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

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(unaudited)

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

On September 15, 2003, proposed lead plaintiffs and proposed co-lead counsel in the consolidated class action were appointed in the MDL Proceedings.  On December 22, 2003, lead plaintiffs filed a consolidated class action complaint.  Motions to dismiss have been filed by various defendants.  Beginning in the spring of 2005, the court in the MDL Proceedings granted in part various motions to dismiss relating to many of the actions, while granting leave to replead some claims.  As a result of the filing of the Chapter 11 Cases and the protections of the automatic stay, the Company is not named as a defendant in the amended complaint, but is a non-party.  The parties have continued to brief pleading motions, and no answer to the consolidated class action complaint, or the other actions, has been filed.  The consolidated class action complaint seeks monetary damages of an unspecified amount, rescission and reasonable costs and expenses and such other relief as the court may deem just and proper.  The individual actions against the Company also seek damages of an unspecified amount.

On May 23, 2006, the lead plaintiffs, the named plaintiffs and the class reached a settlement with Deloitte & Touche LLP (“Deloitte”).  On June 7, 2006, the lead plaintiffs, the named plaintiffs and the class reached a settlement with the financial institutions.  The District Court entered an order preliminarily approving the settlements and set a hearing date of November 10, 2006 to consider final approval of the settlements.

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

ML Media Litigation.  Adelphia and ML Media Partners, L.P. (“ML Media”) have been involved in a longstanding dispute concerning Century/ML Cable’s management, the buy/sell rights of ML Media and various other matters.

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

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(unaudited)

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

In connection with the December 13, 2001 settlement of the above dispute, Adelphia, Century/ML Cable, ML Media and Highland Holdings, a general partnership then owned and controlled by members of the Rigas Family (“Highland”), entered into a Leveraged Recapitalization Agreement (the “Recap Agreement”), pursuant to which Century/ML Cable agreed to redeem ML Media’s 50% interest in Century/ML Cable (the “Redemption”) on or before September 30, 2002 for a purchase price between $275,000,000 and $279,800,000 depending on the timing of the Redemption, plus interest.  Among other things, the Recap Agreement provided that: (i) Highland would arrange debt financing for the Redemption; (ii) Highland, Adelphia and Century would jointly and severally guarantee debt service on debt financing for the Redemption on and after the closing of the Redemption; and (iii) Highland and Century would own 60% and 40% interests, respectively, in the recapitalized Century/ML Cable.  Under the terms of the Recap Agreement, Century’s 50% interest in Century/ML Cable was pledged to ML Media as collateral for the Company’s obligations.

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

On June 3, 2005, Century entered into an interest acquisition agreement with San Juan Cable, LLC (“San Juan Cable”), Century/ML Cable, Century-ML Cable Corporation (a subsidiary of Century/ML Cable) and ML Media, (the “IAA”), pursuant to which Century and ML Media agreed to sell their interests in Century/ML Cable for $520,000,000 (subject to potential purchase price adjustments as defined in the IAA) to San Juan Cable.  On August 9, 2005, Century/ML Cable filed its plan of reorganization (the “Century/ML Plan”) and its related disclosure statement (the “Century/ML Disclosure Statement”) with the Bankruptcy Court.  On August 18, 2005, the Bankruptcy Court approved the Century/ML Disclosure Statement.  On September 7, 2005, the Bankruptcy Court confirmed the Century/ML Plan, which is designed to satisfy the conditions of the IAA with San Juan Cable and provides that all third-party claims will either be paid in full or assumed by San Juan Cable under the terms set forth in the IAA.  On October 31, 2005, the sale of Century/ML Cable to San Juan Cable (the “Century/ML Sale”) was consummated and the Century/ML Plan became effective.  Neither the Century/ML Sale nor the effectiveness of the Century/ML Plan resolved the pending litigation among Adelphia, Century, Highland, Century/ML Cable and ML Media.  Upon consummation of the Century/ML Sale, one-half of the net proceeds was placed in an escrow account for the benefit of ML Media (the “ML Media Escrow”) and one-half of the net proceeds was placed in an escrow account for the benefit of Century (the “Century Escrow”).  Pursuant to the IAA and the Century/ML Plan, Adelphia was granted control over Century/ML Cable’s counterclaims in the litigation.  Adelphia has since withdrawn Century/ML Cable’s counterclaim to avoid the Recap Agreement as a constructive fraudulent conveyance.  On November 23, 2005, Adelphia and Century filed their first amended answer, affirmative defenses and counterclaims.  On January 13, 2006, ML Media replied to Adelphia’s and Century’s amended counterclaims and moved for summary judgment against Adelphia and Century on both Adelphia’s and Century’s

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(unaudited)

remaining counterclaims and the issue of Adelphia’s and Century’s liability.  Adelphia and Century filed their response to ML Media’s summary judgment motion, as well as cross-motions for summary judgment, on March 13, 2006.

Adelphia, Century, ML Media and the post-confirmation bankruptcy estate of Century/ML Cable (the “Estate”) entered into a settlement agreement and mutual general release, dated as of May 11, 2006, which resolves all disputes among the parties (the “Settlement Agreement”).  The Company recorded a loss of $64,038,000 related to the Settlement Agreement during the first quarter of 2006 in other income (expense), net.  On May 22, 2006, the Bankruptcy Court entered an order approving the Settlement Agreement (the “Approval Order”), which became final on June 2, 2006.  Pursuant to the Settlement Agreement,  (i) ML Media and Century have released the ML Media Escrow to ML Media; (ii)  Adelphia and Century are obligated to perform all obligations of the sellers under the IAA and have the right to exercise substantially all of the rights of sellers under the IAA and to settle all claims against the Estate, (iii) ML Media transferred substantially all of its rights with respect to the IAA and the Estate (including the right to receive ML Media’s portion of undistributed funds totaling approximately $23,000,000) to a new escrow account (the “New Escrow”), (iv) Adelphia and Century are obligated to indemnify ML Media against certain liabilities and expenses arising out of the IAA; (v)  ML Media on the one hand, and Century and Adelphia on the other hand, will dismiss all pending litigation against each other, and mutual releases are now effective, (vi) Century made a payment to ML Media from the Century Escrow of $87,117,000 and (vii) the New Escrow and the balance of the Century Escrow, totaling $178,400,000 was released to Century.

Based on current facts, the Company does not anticipate that its obligations with respect to the IAA will have a material adverse effect on the Company’s financial condition or results of operations.

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

On February 6, 2004, Adelphia filed its answer to the complaint, denying all of its substantive allegations.  Thereafter, both the X Clause Plaintiffs and Adelphia cross-moved for summary judgment with both parties arguing that their interpretation of the X Clause was correct as a matter of law.  The indenture trustee for the Adelphia senior notes (the “Senior Notes Trustee”) also intervened in the action and, like Adelphia, moved for summary judgment arguing that the X Clause Plaintiffs were subordinated to holders of senior notes with respect to any distribution of common stock under a plan of reorganization.  In addition, the Creditors’ Committee also moved to intervene and, thereafter, moved to dismiss the X Clause Plaintiffs’ complaint on the grounds, among others, that it did not present a justiciable case or controversy and therefore was not ripe for adjudication.  In a written decision, dated April 12, 2004, the Bankruptcy Court granted the Creditors’ Committee’s motion to dismiss without ruling on the merits of the various cross-motions for summary judgment.  The Bankruptcy Court’s dismissal of the action was without prejudice to the X Clause Plaintiffs’ right to bring the action at a later date, if appropriate.

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

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(unaudited)

On December 6, 2005, the X Clause Plaintiffs and the Debtors jointly filed a motion seeking that the Bankruptcy Court establish a pre-confirmation process for interested parties to litigate the X Clause dispute.  By order dated January 11, 2006, the Bankruptcy Court found that the X Clause dispute was ripe for adjudication and directed interested parties to litigate the dispute prior to plan confirmation (the “X Clause Pre-Confirmation Litigation”).  A hearing on the X Clause Pre-Confirmation Litigation was held on March 9 and 10, 2006.  On April 6, 2006, the Bankruptcy Court ruled that the subordination provisions for the Subordinated Notes were enforceable in the context of the Debtors’ plan of reorganization.

The Company cannot predict the outcome of these proceedings or estimate the possible effects on the financial condition or results of operations of the Company.

Verizon Franchise Transfer Litigation.  On March 20, 2002, the Company commenced an action (the “California Cablevision Action”) in the United States District Court for the Central District of California, Western Division, seeking, among other things, declaratory and injunctive relief precluding the City of Thousand Oaks, California (the “City”) from denying permits on the grounds that the Company failed to seek the City’s prior approval of an asset purchase agreement (the “Asset Purchase Agreement”), dated December 17, 2001, between the Company and Verizon Media Ventures.  Pursuant to the Asset Purchase Agreement, the Company acquired certain Verizon Media Ventures cable equipment and network system assets (the “Verizon Cable Assets”) located in the City for use in the operation of the Company’s cable business in the City.

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

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(unaudited)

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

On January 9, 2006, the Debtors filed a Notice of Estimation of Disputed Claims seeking to place a maximum allowed amount of $500,000 on the claims filed by Dibbern.  On January 17, 2006, the Debtors filed their tenth omnibus claims objection to certain claims, including claims filed by Dibbern totaling more than $7.9 billion (including duplicative claims).  Through the objections, the Debtors sought to disallow and expunge each of the Dibbern claims.  On February 7, 2006, Dibbern filed an objection to the Notice of Estimation of Disputed Claims.  On February 23, 2006, Dibbern responded to the Debtors’ objections and requested that the Bankruptcy Court require the Debtors to establish additional reserves for Dibbern’s claims or to reclassify the claims as claims against the operating companies.  On April 21, 2006, the Debtors filed a motion establishing supplemental procedures for estimating certain disputed claims, including Dibbern’s claims.  Dibbern objected to the Debtors’ motion on April 27, 2006.  On May 4, 2006, the Bankruptcy Court entered an order granting the motion establishing supplemental procedures for estimating certain disputed claims, and on May 9, 2006, the Debtors filed an estimation notice seeking to estimate the claims filed by Dibbern for purposes of plan feasibility and reserves only.  The Debtors and Dibbern then entered into a stipulation and agreed order on May 25, 2006 to cap Dibbern’s claims at $15,000,000 for purposes of plan feasibility and reserves only.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(unaudited)

The Company has not recorded any loss contingencies associated with Dibbern’s claims.  The Bankruptcy Court signed the stipulation and agreed order on July 19, 2006.

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

Devon Mobile Claim.  Pursuant to the Agreement of Limited Partnership of Devon Mobile Communications, L.P., a Delaware limited partnership (“Devon Mobile”), dated as of November 3, 1995, the Company owned a 49.9%

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(unaudited)

limited partnership interest in Devon Mobile, which, through its subsidiaries, held licenses to operate regional wireless telephone businesses in several states.  Devon Mobile had certain business and contractual relationships with the Company and with former subsidiaries or divisions of the Company that were spun off as TelCove, Inc. in January 2002.

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

On or about January 8, 2004, the Devon Liquidating Trust filed proofs of claim in the Chapter 11 Cases seeking, in the aggregate, approximately $100,000,000 in respect of, among other things, certain cash transfers alleged to be either preferential or fraudulent and claims for deepening insolvency, alter ego liability and breach of an alleged duty to fund Devon Mobile operations, all of which arose prior to the commencement of the Chapter 11 Cases (the “Devon Claims”).  On June 21, 2004, the Devon Liquidating Trust commenced an adversary proceeding in the Chapter 11 Cases (the “Devon Adversary Proceeding”) through the filing of a complaint (the “Devon Complaint”) which incorporates the Devon Claims.  On August 20, 2004, the Company filed an answer and counterclaim in response to the Devon Complaint denying the allegations made in the Devon Complaint and asserting various counterclaims against the Devon Liquidating Trust, which encompassed the Company Claims.  On November 22, 2004, the Company filed a motion for leave (the “Motion for Leave”) to file a third party complaint for contribution and indemnification against Devon G.P. and Lisa-Gaye Shearing Mead, the sole owner and President of Devon G.P.  By endorsed order entered January 12, 2005, Judge Robert E. Gerber, the judge presiding over the Chapter 11 Cases and the Devon Adversary Proceeding, granted a recusal request made by counsel to Devon G.P.  On January 21, 2005, the Devon Adversary Proceeding was reassigned from Judge Gerber to Judge Cecelia G. Morris.  By an order dated April 5, 2005, Judge Morris denied the Motion for Leave and a subsequent motion for reconsideration.

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

The Company and the Devon Liquidating Trust are in the process of documenting the settlement they have reached.  The settlement is subject to Bankruptcy Court approval.

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

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(unaudited)

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

Deloitte filed preliminary objections seeking to dismiss the complaint, which were overruled by the court by order dated June 11, 2003.  On September 15, 2003, Deloitte filed an answer, a new matter and various counterclaims in response to the complaint.  In its counterclaims, Deloitte asserted causes of action against Adelphia for breach of contract, fraud, negligent misrepresentation and contribution.  Also on September 15, 2003, Deloitte filed a related complaint naming as additional defendants John J. Rigas, Timothy J. Rigas, Michael J. Rigas, and James P. Rigas.  In this complaint, Deloitte alleges causes of action for fraud, negligent misrepresentation and contribution.  The Rigas defendants, in turn, have claimed a right to contribution and/or indemnity from Adelphia for any damages Deloitte may recover against the Rigas defendants.  On January 9, 2004, Adelphia answered Deloitte’s counterclaims.  Deloitte moved to stay discovery in this action until completion of the Rigas Criminal Action, which Adelphia opposed.  Following the motion, discovery was effectively stayed for 60 days but has now commenced.  Deloitte and Adelphia have exchanged documents and are engaged in substantive discovery.  On May 25, 2006, the court extended the discovery deadline to September 5, 2006 and ordered that the case be ready for trial by January 2, 2007.

The Company cannot predict the outcome of these proceedings or estimate the possible effects on the financial condition or results of operations of the Company.

Arahova Motions.  Substantial disputes exist between creditors of the Debtors that principally affect the recoveries to the holders of certain notes due September 15, 2007, issued by FrontierVision Holdings, L.P. (an indirect subsidiary of Adelphia), the creditors of Olympus Communications, L.P. (“Olympus”) and the creditors of Arahova and Adelphia (the “Inter-Creditor Dispute”).  On November 7, 2005, the ad hoc committee of Arahova noteholders (the “Arahova Noteholders’ Committee”) filed four emergency motions for relief with the Bankruptcy Court seeking, among other things, to: (i) appoint a trustee for Arahova and its subsidiaries (collectively, the “Arahova/Century Debtors”) who may not receive payment in full under the Debtors’ plan of reorganization or, alternatively, appoint independent officers and directors, with the assistance of separately retained counsel, to represent the Arahova/Century Debtors in connection with the Inter-Creditor Dispute; (ii) disqualify Willkie Farr & Gallagher LLP (“WF&G”) from representing the Arahova/Century Debtors in the Chapter 11 Cases and the balance of the Debtors with respect to the Inter-Creditor Dispute; (iii) terminate the exclusive periods during which the Arahova/Century Debtors may file and solicit acceptances of a Chapter 11 plan of reorganization and related disclosure statement (the previous three motions, the “Arahova Emergency Motions”); and (iv) authorize the Arahova Noteholders’ Committee to file confidential supplements containing certain information.  The Bankruptcy Court held a sealed hearing on the Arahova Emergency Motions on January 4, 5 and 6, 2006.

Pursuant to an order dated January 26, 2006 (the “Arahova Order”), the Bankruptcy Court: (i) denied the motion to terminate the Arahova/Century Debtors’ exclusivity; (ii) denied the motion to appoint a trustee for the Arahova/Century Debtors, or, alternatively, to require the appointment of nonstatutory fiduciaries; and (iii) granted the

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(unaudited)

motion for an order disqualifying WF&G from representing the Arahova/Century Debtors and any of the other Debtors in the Inter-Creditor Dispute.  Without finding that present management or WF&G have in any way acted inappropriately to date, the Bankruptcy Court found that WF&G’s voluntary neutrality in such disputes should be mandatory, except that the Bankruptcy Court stated that WF&G could continue to act as a facilitator privately to assist creditor groups that are parties to the Inter-Creditor Dispute reach a settlement.  The Arahova Noteholders’ Committee appealed the Arahova Order to the District Court, and on March 30, 2006, the District Court affirmed the Arahova Order.  On April 7, 2006, the Arahova Noteholders’ Committee appealed the Arahova Order to the Second Circuit.  On July 26, 2006, the Second Circuit entered a stipulation and order between the Debtors and the Arahova Noteholders’ Committee withdrawing the Arahova Noteholders’ Committee’s appeal from active consideration.  The Arahova Noteholders’ Committee may reactivate its appeal on or before October 20, 2006.

The Company cannot predict the outcome of these proceedings or estimate the possible effects on the financial condition or results of operations of the Company.

City of Martinsville and Henry County, Virginia — Right of Purchase Claim.  Pursuant to the asset purchase agreement between TW NY and Adelphia, the Company filed Federal Communications Commission (“FCC”) Form 394 franchise transfer requests with the City of Martinsville, Virginia (“Martinsville”) and County of Henry, Virginia (“Henry County”).  In response to the Company’s request for franchise transfer approval, Martinsville asserted a right under its franchise agreement with Multi-Channel T.V. Cable Company, an Adelphia subsidiary and a Debtor (“Multi-Channel T.V.”), to purchase the Adelphia systems serving its community.  In addition, Henry County allegedly denied the Company’s request for franchise transfer approval within 120 days of such request and thereafter purportedly assigned to Martinsville its purported right to purchase the Adelphia systems serving its community under its franchise agreement with Multi-Channel T.V.  As of June 30, 2006, the combined number of Company subscribers in the two communities was approximately 16,000.

On April 26, 2006, Martinsville Cable, Inc. (“Martinsville Cable”) filed a complaint against Multi-Channel T.V. with the Bankruptcy Court in the Chapter 11 Cases seeking, among other things, a declaration that the alleged purchase rights of Martinsville and Henry County (which purportedly were assigned to Martinsville) are valid and enforceable.  The complaint also seeks an order requiring Multi-Channel T.V. to specifically perform pursuant to the terms of the franchise agreements to sell such systems to Martinsville Cable or, in the event the request for specific performance is denied, judgment for all damages suffered by Martinsville Cable as a result of Multi-Channel T.V.’s alleged material breach of the franchise agreements.  The complaint further seeks a permanent injunction prohibiting Multi-Channel T.V. from transferring such systems to TW NY or any third party.  The Company believes that there are significant legal barriers to Martinsville enforcing its alleged purchase rights under the Bankruptcy Code, the Cable Communications Policy Act of 1984, as amended, and Virginia state law.

On June 14, 2006, Martinsville Cable filed a complaint against TW NY and TWC in Virginia state court seeking a declaratory judgment that the alleged purchase rights are enforceable and have been properly exercised with regard to a subsequent proposed sale of the Martinsville and Henry County cable assets by TW NY to Comcast (the “Virginia Action”).  The complaint in the Virginia action also requests an injunction prohibiting TW NY and TWC from transferring the Martinsville and Henry County cable assets to Comcast or any other third party, in the event that TW NY acquires the relevant cable systems from Adelphia.  On June 26, 2006, the action was removed from Virginia state court to the United States District Court for the Western District of Virginia (the “Virginia District Court”).

On July 20, 2006, the Virginia District Court entered an agreed order in the Virginia Action (the “Agreed Order”) providing that Comcast Cable Communications Holdings, Inc. (“Comcast Cable Communications”) and Comcast of Georgia, Inc. (“Comcast Georgia,” together with Comcast Cable Communications, “Comcast Cable”), each a subsidiary of Comcast, will operate the cable systems in such communities from the Effective Date until the resolution of the Virginia Action.  Pursuant to the Agreed Order, during such interim period, Comcast Cable is prohibited from selling any of the system assets or making any physical, material, administrative or operational change that would tend to (i) degrade the quality of services to the subscribers, (ii) decrease income or (iii) diminish the material value of the system assets without the prior written consent of Martinsville Cable, Martinsville and Henry County.

On August 1, 2006, the Bankruptcy Court entered a stipulated order by the parties providing for the interim management of the systems by Comcast Cable upon terms and conditions substantially similar to those in the Virginia District

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(unaudited)

Court Agreed Order.  The Company will continue to own the systems until a final resolution of Martinsville Cable’s Bankruptcy Court complaint.

The Company cannot predict the outcome of these proceedings or estimate the possible effects on the financial condition or results of operations of the Company.

The America Channel Litigation.  On May 30, 2006, The America Channel, LLC (“TAC”), a Delaware limited liability company organized to own and operate a television programming network, filed a lawsuit in the United States District Court for the District of Minnesota (the “Minnesota District Court”) against TWC, TW NY, Time Warner and Comcast (together, the “Purchasers”), alleging that the Purchasers had violated sections 1 and 2 of the Sherman Antitrust Act and section 7 of the Clayton Antitrust Act (the “TAC Action”).  TAC alleged that completion of the Sale Transaction by the Purchasers, as well as certain other transactions, would constitute further violations of the Sherman and Clayton Antitrust Acts.  TAC, among other things, requested as relief an injunction enjoining the Purchasers from consummating the Sale Transaction.

On June 1, 2006, the Debtors filed an adversary proceeding in the Bankruptcy Court seeking (i) a declaration that TAC and its attorneys (the “TAC Defendants”) impermissibly interfered with the Bankruptcy Court’s jurisdiction and mandate, (ii) a declaration that the TAC Defendants should have commenced the TAC Action, if at all, in the Bankruptcy Court, (iii) a declaration that the TAC Action violates the automatic stay embodied in 11 U.S.C. Section 362(a)(3), and (iv) a preliminary and permanent injunction enjoining the TAC Defendants from interfering with the Bankruptcy Court’s jurisdiction over the Debtors’ Chapter 11 Cases and the Sale Transaction by prosecuting the TAC Action in any court other than the Bankruptcy Court.

On June 2, 2006, the Bankruptcy Court issued a temporary restraining order that, among other things, prohibited the TAC Defendants from continuing any further proceedings in the TAC Action.  Following the Bankruptcy Court’s issuance of the temporary restraining order, also on June 2, 2006, the TAC Defendants filed, in the Minnesota District Court, a motion to vacate the Bankruptcy Court’s June 2, 2006 order (the “Motion to Vacate”).  On June 5, 2006, on the Debtors’ motion, the Bankruptcy Court held the TAC Defendants in contempt for violating the temporary restraining order by filing the Motion to Vacate.

On June 19, 2006, the Bankruptcy Court heard argument from the Debtors and the TAC Defendants on the Debtors’ motion for a preliminary injunction.  The Debtors and the TAC Defendants agreed that any preliminary injunction entered would be treated as a permanent injunction.  On June 26, 2006, the Bankruptcy Court entered a judgment declaring that the TAC Defendants’ efforts to enjoin the Sale Transaction in the TAC Action violated the automatic stay under 11 U.S.C. section 362(a)(3).  Also on this date, the Bankruptcy Court entered a permanent injunction (the “TAC Injunction”) enjoining the TAC Defendants from: (a) continuation of any further proceedings in the TAC Action; (b) taking any other action, with the exception of any action taken in the Bankruptcy Court, to interfere with the Debtors’ disposition of their assets; and (c) taking any other action, with the exception of any action taken in the Bankruptcy Court, to interfere with the Bankruptcy Court’s jurisdiction over the Debtors’ chapter 11 cases.  The TAC Injunction does, however, permit the TAC Defendants to proceed with the TAC Action in the Minnesota District Court, or elsewhere, but only to the extent that the TAC Defendants seek no relief other than: (a) damages; (b) an order requiring the Debtors and/or the Purchasers to carry TAC on their cable systems; and/or (c) post-Sale Transaction divestiture.

On June 26, 2006, the TAC Defendants filed a notice of appeal from the Bankruptcy Court’s judgment and permanent injunction.  On July 12, 2006, the TAC Defendants filed a notice of motion to expedite in the District Court.  On July 25, 2006, the District Court denied the TAC Defendants’ motion to expedite and set a briefing schedule whereby the TAC Defendants would submit their appellate brief on or before August 1, 2006, the Debtors would submit their response brief on or before August 15, 2006, and the TAC Defendants would submit their reply brief on or before August 22, 2006.  No relief has been granted on the TAC Defendants’ appeal of the Bankruptcy Court’s judgment and permanent injunction.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(unaudited)

The Company cannot predict the outcome of these proceedings or estimate the possible effects on the financial condition or results of operations of the Company.

The Company’s Claims Against Motorola, Inc.  On June 22, 2006, the Debtors filed an adversary proceeding against Motorola, Inc. and certain subsidiaries of Motorola, Inc. (“Motorola”), as well as three transferees of claims filed by Motorola (the “Claim Transferees”), in the Bankruptcy Court.  The complaint seeks relief for five causes of action.  First, the complaint seeks damages from Motorola for aiding and abetting breaches of fiduciary duty by the Company’s former management in manipulating the Company’s consolidated financial statements and performance results for the fiscal years 2000 and 2001.  Second, the complaint seeks avoidance and recovery of preferential and fraudulent transfers of more than $60,000,000 made to Motorola pursuant to Sections 544, 547, 548 and 550 of the Bankruptcy Code and applicable state law.  Third, the complaint seeks avoidance of purported (but unperfected) liens asserted by Motorola against property of the Debtors pursuant to Section 544 of the Bankruptcy Code.  Fourth, the complaint seeks disallowance of some or all of the claims asserted by Motorola and the Claim Transferees (totaling in excess of $60,000,000) in the Debtors’ bankruptcy proceedings to the extent that the claims are improperly asserted against subsidiaries of Adelphia rather than Adelphia.  Fifth, the complaint seeks equitable subordination under Bankruptcy Code Section 510(c) of any claims filed by Motorola, including claims held by the Claim Transferees, to the extent, if any, that such claims are allowed.

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

Adelphia has subsequently entered into several stipulations further postponing, to the extent applicable, the conversion date of the Series E Preferred Stock.  Adelphia has also entered into several stipulations postponing, to the extent applicable, the conversion date of Adelphia’s 7.5% Series F Mandatory Convertible Preferred Stock, which was initially convertible into shares of Class A Common Stock on February 1, 2005.

EPA Self Disclosure and Audit.  On June 2, 2004, the Company orally self-disclosed potential violations of environmental laws to the United States Environmental Protection Agency (“EPA”) and notified EPA that it intended to conduct an audit of its operations to identify and correct violations of certain environmental requirements. The potential violations primarily concern reporting and record keeping requirements arising from the Company’s storage and use of petroleum and batteries to provide backup power for its cable operations.  On July 6, 2006, the Company executed an agreement with EPA to settle EPA’s civil and administrative claims with respect to environmental violations that are identified by the Company, disclosed to EPA, and corrected in accordance with the agreement.  The agreement caps the Company’s total liability for civil and administrative fines for such violations at $233,000 subject to certain restrictions.  On July 24, 2006, the Bankruptcy Court approved the agreement.  Pursuant to the agreement, on July 26, 2006, the Company submitted the results of its environmental self-audit to EPA.

Based on current facts, the Company does not anticipate that this matter will have a material adverse effect on the Company’s financial condition or results of operations.

Other.  The Company may be subject to various other legal proceedings and claims which arise in the ordinary course of business.  Management believes, based on information currently available, that the amount of ultimate liability, if any, with respect to any of these other actions will not materially affect the Company’s financial condition or results of operations.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(unaudited)

Note 9:  Other Financial Information

Supplemental Cash Flow Information

The      table below sets forth the Company’s supplemental cash flow information (amounts in thousands):

	Six months ended June 30,
	2006	2005

Cash paid for interest	$324,206	$317,147
Capitalized interest	$(3,781)	$(4,604)

Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123-R, Share-Based Payment (“SFAS No. 123-R”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123”), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB Opinion No. 25”), and related interpretations.  SFAS No. 123-R requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the employee’s requisite service period.  Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123-R using the modified prospective application method.  Under the modified prospective application method, the Company is required to recognize compensation cost for all stock option awards granted after January 1, 2006 and for all existing awards for which the requisite service had not been rendered as of the date of adoption.

As of January 1, 2006, there were 23,250 fully vested options outstanding under the Company’s only share based payment plan, the 1998 Long-Term Incentive Compensation Plan (the “1998 Plan”).  No awards were issued since 2001 pursuant to the 1998 Plan and the Company does not intend to grant any new awards pursuant to the 1998 Plan.  As no share based awards were granted during the three-month and six-month periods ending June 30, 2006, the adoption of SFAS No. 123-R did not have any impact on the Company’s financial position or results of operations.

Recent Accounting Pronouncements

In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”).  EITF 04-5 provides guidance in assessing when a general partner controls and consolidates its investment in a limited partnership or similar entity.  The general partner is assumed to control the limited partnership unless the limited partners have substantive kick-out or participating rights.  The provisions of EITF 04-5 were required to be applied beginning June 30, 2005 for partnerships formed or modified subsequent to June 30, 2005 and were effective for general partners in all other limited partnerships beginning January 1, 2006.  EITF 04-5 had no impact on the Company’s financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation 48, Accounting for Income Tax Uncertainties (“FIN 48”).  FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority.  The recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties.  FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties.  FIN 48 is effective for fiscal years beginning after December 31, 2006.  Management has not yet determined the impact, if any, of adopting the provisions of FIN 48 on the Company’s financial position and results of operations.

Earnings (Loss) Per Common Share (“EPS”)

The Company uses the two-class method for computing basic and diluted EPS.  Basic and diluted EPS for the Class A Common Stock and the Class B Common Stock was computed by allocating the income applicable to common

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(unaudited)

stockholders to Class A common stockholders and Class B common stockholders as if all of the earnings for the period had been distributed.  This allocation, and the calculation of the basic and diluted net income (loss) applicable to Class A common stockholders and Class B common stockholders, do not reflect any adjustment for interest on the convertible subordinated notes and do not reflect any declared or accumulated dividends on the convertible preferred stock, as neither has been recognized since the Petition Date.  Under the two-class method for computing basic and diluted EPS, losses have not been allocated to each class of common stock, as security holders are not obligated to fund such losses.  As the Company has net losses in 2006, there are no differences between basic and diluted EPS in 2006.  The following table provides the income applicable to common stockholders that has been allocated to the Class A Common Stock and Class B Common Stock for purposes of computing basic and diluted EPS in 2005 (amounts in thousands):

	Three months ended June 30, 2005	Six months ended June 30, 2005
Basic EPS:
Income applicable to common stockholders allocated to Class A Common Stock	$263,540	$188,088
Income applicable to common stockholders allocated to Class B Common Stock	$27,498	$19,625
Diluted EPS:
Income applicable to common stockholders allocated to Class A Common Stock	$260,586	$185,980
Income applicable to common stockholders allocated to Class B Common Stock	$30,452	$21,733

Diluted EPS of Class A and Class B Common Stock considers the potential impact of dilutive securities.  For the three- and six- month periods ended June 30, 2006, the inclusion of potential common shares would have had an anti-dilutive effect.  Accordingly, potential common shares of 86,789,246 and 86,791,573 were excluded from the diluted EPS calculations for the three- and six- month periods ended June 30, 2006, respectively.  For the three- and six- month periods ended June 30, 2005, 233,753 and 267,204, respectively, of potential common shares subject to stock options have been excluded from the diluted EPS calculation as the option exercise price is greater than the average market price of the Class A Common Stock.

The potential common shares at June 30, 2006 and 2005 consist of Adelphia’s 5 1/2% Series D Convertible Preferred Stock (“Series D Preferred Stock”), 7 1/2% Series E Mandatory Convertible Preferred Stock (“Series E Preferred Stock”), 7 1/2% Series F Mandatory Convertible Preferred Stock (“Series F Preferred Stock”), 6% subordinated convertible notes, 3.25% subordinated convertible notes and stock options.  As a result of the filing of the Debtors’ Chapter 11 Cases, Adelphia, as of the Petition Date, discontinued accruing dividends on all of its outstanding preferred stock and has excluded those dividends from the diluted EPS calculations.  The debt instruments are convertible into shares of Class A and Class B Common Stock.  The preferred securities and stock options are convertible into Class A Common Stock.  The basic and diluted weighted average shares outstanding used for EPS computations for the periods presented are as follows:

	Three and six months ended June 30,
	2006	2005
Basic weighted average shares of Class A Common Stock	228,692,414	228,692,414
Potential common shares:
Convertible preferred stock	—	45,924,486
Convertible subordinated notes	—	28,683,846
Diluted weighted average shares of Class A Common Stock	228,692,414	303,300,746

Basic weighted average shares of Class B Common Stock	25,055,365	25,055,365
Potential common shares:
Convertible subordinated notes	—	12,159,768
Diluted weighted average shares of Class B Common Stock	25,055,365	37,215,133

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(unaudited)

Intangible Assets

The carrying value and accumulated amortization of intangible assets are summarized below (amounts in thousands):

	June 30, 2006			December 31, 2005
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Customer relationships and other	$1,646,203	$(1,241,106)	$405,097	$1,641,146	$(1,186,540)	$454,606
Franchise rights			5,440,165			5,440,173
Goodwill			1,634,385			1,634,385
			$7,479,647			$7,529,164

Goodwill and franchise rights are not amortized as their lives have been determined to be indefinite.  Customer relationships represent the value attributed to customer relationships acquired in business combinations and are amortized over a 10-year period.  The Company amortizes its customer relationships using the double declining balance method, which reflects the attrition patterns of its customer relationships.  Amortization of intangible assets aggregated $26,948,000 and $29,061,000 for the three months ended June 30, 2006 and 2005, respectively, and $54,566,000 and $58,927,000 for the six months ended June 30, 2006 and 2005, respectively.

Accrued Liabilities

The details of accrued liabilities are set forth below (amounts in thousands):

	June 30,	December 31,
	2006	2005

Programming costs	$120,382	$116,239
Interest	51,086	51,627
Payroll	97,077	92,162
Property, sales and other taxes	61,143	51,181
Franchise fees	42,532	63,673
Other	171,452	176,717
Total	$543,672	$551,599

Tax Matters

The Company recorded an income tax provision of $21,418,000 and $71,441,000 for the three months and six months ended June 30, 2006, respectively.  For the three months ended June 30, 2006, the Company calculated its income tax provision based on the year-to-date actual loss before income taxes, as opposed to the projected annual effective rate calculation used for the three months ended March 31, 2006, which resulted in an income tax provision of $50,023,000.  As a result of the Sale Transaction, the Company no longer believes it can reliably estimate its projected effective tax rate for the year given the uncertainties with respect to the confirmation of a plan of reorganization, the anticipated implementation of liquidation accounting in the third quarter and other related matters.  Accordingly, calculating the income tax provision on a year-to-date basis results in a more meaningful presentation in the financial statements.  Income tax expense for 2006 and 2005 primarily relates to the increase in the Company’s deferred tax liability for franchise rights and goodwill intangible assets that are not amortized for financial reporting purposes, but are amortized for income tax purposes.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES

(Debtors-In-Possession)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(unaudited)

Transactions With Other Officers and Directors

In a letter agreement between Adelphia and FPL Group, Inc. (“FPL Group”) dated January 21, 1999, Adelphia agreed to (i) repurchase 20,000 shares of 8 1/8% Series C Cumulative Preferred Stock (“Series C Preferred Stock”) and 1,091,524 shares of Class A Common Stock owned by Telesat Cablevision, Inc., a subsidiary of FPL Group (“Telesat”) and (ii) transfer all of the outstanding common stock of West Boca Security, Inc. (“WB Security”), a subsidiary of Olympus, to FPL Group in exchange for FPL Group’s 50% voting interest and 1/3 economic interest in Olympus.  The Company owned the economic and voting interests in Olympus that were not then owned by FPL Group. At the time this agreement was entered into, Dennis Coyle, then a member of the Adelphia Board of Directors, was the General Counsel and Secretary of FPL Group. WB Security was a subsidiary of Olympus and WB Security’s sole asset was a $108,000,000 note receivable (the “WB Note”) from a subsidiary of Olympus that was secured by the FPL Group’s ownership interest in Olympus and due September 1, 2004.  On January 29, 1999, Adelphia purchased all of the aforementioned shares of Series C Preferred Stock and Class A Common Stock described above from Telesat for aggregate cash consideration of $149,213,000, and on October 1, 1999, the Company acquired FPL Group’s interest in Olympus in exchange for all of the outstanding common stock of WB Security.  The acquired shares of Class A Common Stock are presented as treasury stock in the accompanying condensed consolidated balance sheets.  The acquired shares of Series C Preferred Stock were returned to their original status of authorized but unissued.  On June 24, 2004, the Creditors’ Committee filed an adversary proceeding in the Bankruptcy Court, among other things, to avoid, recover and preserve the cash paid by Adelphia pursuant to the repurchase of its Series C Preferred Stock and Class A Common Stock together with all interest paid with respect to such repurchase.  A hearing date relating to such adversary proceeding has not yet been set. Interest on the WB Note is calculated at a rate of 6% per annum (or after default at a variable rate of LIBOR plus 5%).  FPL Group has the right, upon at least 60 days prior written notice, to require repayment of the principal and accrued interest on the WB Note on or after July 1, 2002.  As of June 30, 2006 and December 31, 2005, the aggregate principal and interest due to the FPL Group pursuant to the WB Note was $127,537,000. The Company has not accrued interest on the WB Note for periods subsequent to the Petition Date.  To date, the Company has not yet received a notice from FPL Group requiring the repayment of the WB Note.

  ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

General

As of June 30, 2006, our operations consisted primarily of providing analog and digital cable services, HSI services and other advanced services to residential subscribers over our cable systems.  At June 30, 2006, our consolidated cable operations served approximately 4,892,000 basic cable subscribers, of which approximately 2,036,000 also received digital cable service.  Our consolidated cable systems also provided HSI services to approximately 1,864,000 subscribers at June 30, 2006.  With the exception of approximately 56,000 basic cable subscribers that were located in Brazil, all of our consolidated basic cable subscribers at June 30, 2006 were located in the United States.  At June 30, 2006, our domestic consolidated cable operations were located in 31 states, with large clusters in Los Angeles, New England, Western New York, West Palm Beach, Cleveland, Western Pennsylvania, Northern Virginia and Colorado Springs.

As of June 30, 2006, our only reportable operating segment was our “cable” segment.  The cable segment included our cable system operations (including consolidated subsidiaries and equity method investments) that provided video services, HSI services and media services.  Operating segments that were not included in the cable segment were aggregated together in the “corporate and other” segment.  For additional information, see Note 6, “Segments,” to the accompanying condensed consolidated financial statements.

On July 31, 2006, we completed the sale of assets, which in the aggregate comprise substantially all of our U.S. assets, to TW NY and Comcast.  Proceeds from the Sale Transaction totaled approximately $17.4 billion, consisting of cash in the amount of approximately $12.5 billion and shares of TWC Class A Common Stock with a preliminary estimated fair value as of the Effective Date of approximately $4.9 billion.  Such estimated fair value of the TWC Class A Common Stock was determined by the Company based on management’s review of the underlying factors affecting the valuation of cable companies, taking into account the approximately $4.9 billion valuation agreed with TW NY for purposes of the TW NY asset purchase agreement, the $4.85 billion valuation for the Plan Agreement agreed to by the Company, the Creditors’ Committee and certain creditors and ad hoc creditor committees, subject to certain adjustments based on market valuation, updates from its financial advisors and the recent upward movement in the price of publicly traded cable companies’ stocks.

The aggregate purchase price is subject to certain post-closing adjustments.  Upon consummation of the Sale Transaction, a portion of the aggregate purchase price, consisting of approximately $503 million of cash and shares of TWC Class A Common Stock with a preliminary estimated fair value as of the Effective Date of approximately $195 million, was deposited in escrow accounts to pay for our indemnification obligations and any post-closing purchase price adjustments due to the buyers from us pursuant to the Purchase Agreements. The post-closing adjustments, if any, will be determined over the next several months. To the extent that such post-closing adjustments are in favor of TW NY or Comcast, the amount of the escrow ultimately released to us will be reduced. In the event that the post-closing purchase price adjustment is in favor of TW NY or Comcast and exceeds the amount of the escrow, we are required to pay such excess outside of the escrow. For additional information regarding the Sale Transaction, see Note 2, “Bankruptcy Proceedings and Sale of Assets of the Company,” to the accompanying condensed consolidated financial statements.

The discussion below describes the financial results of the Company for the reported periods.  As a result of the Sale Transaction, the Company disposed of substantially all of its operating assets and expects to adopt a liquidation basis of accounting in the third quarter of 2006.  Upon adoption of a liquidation basis of accounting, assets will be recorded at their estimated realizable amounts and liabilities that will be paid in full will be recorded at the present value of amounts to be paid.  Liabilities subject to compromise will be recorded at their face amounts until they are settled, at which time they will be adjusted to their settlement amounts.

Bankruptcy Proceedings

In June 2002, Adelphia and substantially all of its domestic subsidiaries filed voluntary petitions to reorganize under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court.  On June 10, 2002, Century filed a voluntary petition to reorganize under Chapter 11.  On October 6 and November 15, 2005, certain additional subsidiaries of Adelphia filed voluntary petitions to reorganize under Chapter 11.  On March 31, 2006, the Forfeited Entities and certain other entities filed voluntary petitions to reorganize under Chapter 11.  The Debtors are currently operating their businesses as debtors-in-possession under Chapter 11. The rights and claims of the Debtors’ various creditors and security holders will be determined by a plan of reorganization that is ultimately subject to confirmation by the Bankruptcy Court.

By order dated November 23, 2005, the Bankruptcy Court approved the November Disclosure Statement as containing “adequate information” pursuant to Section 1125 of the Bankruptcy Code. By December 12, 2005, the Debtors had completed the mailing of the November Disclosure Statement and related solicitation materials in connection with the November Plan. On April 28, 2006, the Bankruptcy Court approved the DS Supplement as containing “adequate information” pursuant to Section 1125 of the Bankruptcy Code. By May 12, 2006, the Debtors had completed the mailing of the DS Supplement and related solicitation materials in connection with the April Plan.

On May 26, 2006, the Debtors filed the 363 Motion with the Bankruptcy Court seeking, among other things, approval to proceed with the sale of certain assets to TW NY and the sale of certain other assets to Comcast without first confirming a Chapter 11 plan of reorganization (other than with respect to the JV Debtors).  A hearing to consider certain amended bid protections proposed in the 363 Motion was held on June 16, 2006, and on that date the Bankruptcy Court entered an order approving new provisions for termination, for the payment of the breakup fee, a reduction in the purchase price under certain circumstances and reaffirming the effectiveness of the “no-shop provision” and overruling all objections thereto.  On June 28, 2006, the Bankruptcy Court entered the 363 Approval Order approving the balance of the 363 Motion.  On June 30, 2006, JPMC filed a notice of appeal, appealing entry of the 363 Approval Order to the District Court.  The appeal was subsequently withdrawn as part of a settlement among the Debtors, the Creditors’ Committee and JPMC.

On June 22, 2006, the Debtors filed the JV Plan for the JV Debtors with the Bankruptcy Court with respect to our partnerships with Comcast.  By June 9, 2006, the Debtors’ service agent had completed the mailing of a notice describing certain matters relating to the JV Plan.  In response to the Debtors’ Plan Modification Motion, the Bankruptcy Court approved the information in the 363 Motion and the Plan Modification Motion as containing “adequate information” pursuant to Section 1125 of the Bankruptcy Code.  On June 29, 2006, the Bankruptcy Court entered the JV Confirmation Order confirming the JV Plan.  Together the JV Confirmation Order and the 363 Approval Order authorized, among other things, consummation of the Sale Transaction.  On July 31, 2006, the JV Plan became effective.  Accordingly, from and after July 31, 2006, the Debtors no longer include the JV Debtors.  We expect to pay approximately $1.8 billion of bankruptcy claims in the third quarter of 2006 in accordance with the JV Plan, of which approximately $1.6 billion relates to pre-petition debt obligations. We paid $1.2 billion of such pre-petition debt obligations on the Effective Date.  In connection with the confirmation of the JV Plan, we recorded $50 million of additional interest expense for certain of these allowed claims during the quarter ended June 30, 2006.  Other than pre-petition debt obligations which accrue interest at their contractual rate, the JV Plan generally provides for interest on allowed claims at a rate of 8% from the petition date through July 31, 2006.

For the balance of the Debtors, the April Plan remains pending.  The deadline for the submission of ballots to the balloting agent to accept or reject the April Plan is September 12, 2006, and in the case of securities held through an intermediary, the deadline for instructions to be received by the intermediary is September 7, 2006 or such other date as specified by the applicable intermediary.

Effective July 21, 2006, we entered into the Plan Agreement with certain representatives of the ad hoc committee of holders of ACC Senior Notes represented by Hennigan, Bennett & Dorman LLP, the ad hoc committee of holders of ACC Senior Notes and Arahova Notes represented by Pachulski Stang Ziehl Young Jones & Weintraub LLP, the ad hoc committee of Arahova Noteholders, the ad hoc committee of holders of FrontierVision Opco Notes Claims and FrontierVision Holdco Notes Claims, W.R. Huff Asset Management Co., L.L.C., the ad hoc committee of ACC Trade Claimants, the ad hoc committee of Subsidiary Trade Claimants and the Creditors’ Committee.

The Plan Agreement is designed to form the basis of the Modified Plan, which includes a proposed global compromise and settlement of all disputes among the creditors, not all of whom are parties to the Plan Agreement.  Our obligations under the Plan Agreement are subject to the entry by the Bankruptcy Court of an order approving a disclosure statement with respect to the Modified Plan and authorizing the Debtors to propose the Modified Plan as provided in the Plan Agreement.  The Modified Plan contemplated by the Plan Agreement is subject to Bankruptcy Court approval.  The Plan Agreement does not apply to the JV Debtors, whose plan became effective on July 31, 2006.

The Plan Agreement reflects a compromise among certain creditor groups under which $1.08 billion in value will be transferred from certain unsecured creditors of various subsidiaries of ours to certain of our unsecured senior and trade creditors.  In some cases, these unsecured creditors will be entitled to reimbursement from contingent sources of value, including the proceeds of a litigation trust to be established under the plan to pursue claims against third parties that are alleged to have damaged us.  The Plan Agreement also contemplates that our creditors (other than the creditors of the JV Debtors) would receive, in addition to the $1.08 billion described above, the residual sale consideration after funding all other distributions and reserves and interests in the litigation trust as described in the Plan Agreement.

The Plan Agreement is conditioned upon the Modified Plan effective date occurring no later than September 15, 2006.  Conditions to the Modified Plan effective date would also include material completion of the distribution of the TWC Class A Common Stock to creditors on the Modified Plan effective date, and the distribution to our creditors on the effective date or immediately thereafter plan consideration of at least $1.08 billion, before deducting a true-up reserve to account for certain fluctuations in the value of TWC Class A Common Stock.

For additional information, see Note 2, “Bankruptcy Proceedings and Sale of Assets of the Company,” to the accompanying condensed consolidated financial statements.

Termination of Third Extended DIP Facility

In connection with the completion of the Sale Transaction, on the Effective Date, we terminated the Third Extended DIP Facility.  In connection with the termination of the Third Extended DIP Facility, we repaid all loans outstanding under the Third Extended DIP Facility and all accrued and unpaid interest thereon, with such payments totaling approximately $986 million.  In addition, in connection with the termination of the Third Extended DIP Facility we paid all accrued and unpaid fees of the lenders and agent banks under the Third Extended DIP Facility.  In connection with these payments, effective as of the Effective Date, the collateral agent under the Third Extended DIP Facility released any and all liens and security interests on the assets that collateralized the obligations under the Third Extended DIP Facility.  As described in Note 8 to the accompanying condensed consolidated financial statements, we issued certain letters of credit under the DIP facilities.  As a result of the termination of the Third Extended DIP Facility, on the Effective Date, we collateralized letters of credit issued under the Third Extended DIP Facility with cash of $88 million.

Subscribers and Average Revenue per Unit (“ARPU”)

The following table summarizes our subscribers at June 30, 2006 and 2005, respectively (amounts in thousands):

	June 30,		% Increase
	2006	2005	(decrease)

Basic	4,892	4,987	(1.9)%
Digital	2,036	1,982	2.8
HSI	1,864	1,550	20.3

Competition for our video services, primarily from direct broadcast satellite operators, and for our HSI services, from local telephone companies put downward pressure on the number of basic subscribers and pricing for certain services.  Basic cable subscribers decreased 1.9% at June 30, 2006 as compared to the same period in 2005.  In an effort to reverse the trend of basic subscriber losses, prior to the Effective Date, we increased our subscriber retention efforts and our emphasis on enhancing and differentiating our video products and services with video-on-demand (“VOD”), high-definition television (“HDTV”) and digital video recorders.

Digital cable subscribers increased 2.8% at June 30, 2006 when compared to the same period in 2005. As a result of an industry-wide shift to digital products, growth of digital cable subscribers has increased from that of prior periods.  The increase in available VOD offerings and HDTV channels has contributed to this shift.

HSI subscribers increased 20.3% at June 30, 2006 when compared to the same period in 2005.  The increase is a result of continued demand for our HSI product.

We have used ARPU as a measure of performance for our business.  ARPU represents total revenue for the related period, divided by the number of months in the period, divided by an average of the number of monthly subscribers for the related period.

The following table summarizes ARPU for selected revenue components:

	Three months ended June 30,		Increase	Six months ended June 30,		Increase
	2006	2005	(decrease)	2006	2005	(decrease)
ARPU:
Video revenue (including digital cable and media services), per basic subscriber	$66.13	$60.80	$5.33	$64.69	$59.86	$4.83
HSI revenue, per HSI subscriber	$39.71	$39.69	$0.02	$39.83	$39.47	$0.36
Total revenue, per basic subscriber	$81.34	$73.33	$8.01	$79.58	$72.00	$7.58

ARPU for video revenue increased $5.33, or 9%, and $4.83, or 8%, during the three and six months ended June 30, 2006 as compared to the same periods in 2005, respectively.  ARPU for HSI revenue remained flat during the three and six month periods ended June 30, 2006 as compared to the same periods in 2005.  ARPU for total revenue increased $8.01, or 11% and $7.58, or 11% during the three and six months ended June 30, 2006 as compared to the same period in 2005, respectively.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

The following table summarizes the results of operations for the periods presented (dollars in thousands):

	Three months ended June 30,
	2006		2005
	$	% of Revenue	$	% of Revenue

Revenue	$1,198,279	100%	$1,103,223	100%

Costs and expenses:
Direct operating and programming	704,560	59	666,258	60
Selling, general and administrative	90,164	7	92,549	8
Investigation, re-audit and sale transaction costs	9,626	1	18,055	2
Depreciation	191,780	16	200,717	18
Amortization	33,231	3	39,613	4
Provision for uncollectible amounts due from the Rigas Family and Other Rigas Entities	—	—	11,338	1
Loss (gain) on disposition of long-lived assets	(394)	—	129	—
Total costs and expenses	1,028,967	86	1,028,659	93

Operating income	169,312	14	74,564	7
Other income (expense), net:
Interest expense, net of amounts capitalized	(219,642)	(18)	(185,493)	(17)
Other income (expense), net	(34,436)	(3)	459,746	42
Total other income (expense), net	(254,078)	(21)	274,253	25
Income (loss) before reorganization income (expenses), income taxes, share of income (losses) of equity affiliates, and minority’s interest	(84,766)	(7)	348,817	32
Reorganization income (expenses) due to bankruptcy, net	84,623	7	(17,516)	(2)
Income tax expense	(21,418)	(2)	(40,334)	(4)
Share of income (losses) of equity affiliates, net	92	—	(882)	—
Minority’s interest in loss of subsidiary	10,173	1	953	—
Net income (loss)	$(11,296)	(1)%	$291,038	26%

The following is a discussion of our results of operations and includes an analysis of significant changes from historical trends in our results of operations for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005.

Revenue

Revenue increased $95 million, or 9%, during the three months ended June 30, 2006 as compared to the same period in 2005.  The following table summarizes revenue for the periods indicated (dollars in thousands, except ARPU amounts):

	Three months ended June 30,
	2006		2005		$	%
	Revenue	% of Revenue	Revenue	% of Revenue	Increase (decrease)	Increase (decrease)

Cable:
Video (including digital)	$907,431	76%	$854,310	78%	$53,121	6%
HSI	218,622	18	180,540	16	38,082	21
Media services	70,400	6	65,163	6	5,237	8
Total cable	1,196,453	100	1,100,013	100	96,440	9
Corporate and other	1,826	—	3,210	—	(1,384)	(43)
Total	$1,198,279	100%	$1,103,223	100%	$95,056	9
ARPU	$81.34		$73.33		$8.01	11%

Cable revenue increased $96 million, or 9%, during the three months ended June 30, 2006, as compared to the same period in 2005.  The increase in cable revenue was primarily attributable to higher rates for basic and expanded basic service tiers, increased revenue from HSI services, enhanced product offerings and media services.  The positive impact of higher rates for basic and expanded basic service tiers was partially offset by a decrease in our basic subscriber base.  An increase in HSI subscribers accounted for the majority of the increase in HSI revenue.  The increase in media services revenue was attributable to our ability to increase both the average rate received and the volume of advertising sold.  Subscribers increased 20.3% for HSI services, 2.8% for digital cable and decreased 1.9% for basic cable at June 30, 2006 as compared to the same period in 2005.

Corporate and other revenue decreased primarily due to the February 2006 sale of our long-distance telephone resale business.

Direct operating and programming costs

Direct operating and programming costs increased $38 million, or 6%, during the three months ended June 30, 2006 as compared to the same period in 2005.  The following table summarizes direct operating and programming costs for the periods indicated (dollars in thousands):

	Three months ended June 30,		$ Increase	% Increase
	2006	2005	(decrease)	(decrease)

Cable:
Programming costs	$324,193	$298,505	$25,688	9%
Other cable	379,540	364,744	14,796	4
Total cable	703,733	663,249	40,484	6
Corporate and other	827	3,009	(2,182)	(73)
Total	$704,560	$666,258	$38,302	6%

Programming costs consist primarily of costs paid to programmers for the provision of analog, premium and digital channels and pay-per-view programs.  Programming costs increased $26 million, or 9%, primarily due to an increase in the rates paid to programming providers and an increase in digital subscribers, offset by declines tied to the drop in basic cable subscribers.

Other cable operating costs consist of labor and other costs associated with the provision of cable services to subscribers and the operation and maintenance of our cable systems.  When comparing the three months ended June 30, 2006 to the same period in 2005, approximately half of the $15 million increase is attributable to salaries and employee benefit costs.  Rising fuel and utility costs also contributed to the increase in cable operating costs.

Corporate and other costs decreased $2 million when comparing the three months ended June 30, 2006 to the same period in 2005.  The decline was primarily due to the February 2006 sale of our long-distance telephone resale business.

Selling, general and administrative expenses (“SG&A”)

SG&A expenses consist of salaries and benefits, marketing expenses, professional fees, insurance and other general and administrative expenses related to our operations.  SG&A expenses decreased approximately $2 million, or 3%, when comparing the three months ended June 30, 2006 to the same period in 2005.  The decrease in SG&A expenses is primarily attributable to a decrease in marketing expenses.

Investigation, re-audit and sale transaction costs

 Investigation, re-audit and sale transaction costs aggregated $10 million and $18 million for the three months ending June 30, 2006 and 2005, respectively.  The 2006 costs are primarily related to additional costs associated with the Sale Transaction whereas the 2005 costs relate primarily to our re-audit effort and certain costs associated with the Sale Transaction.

Depreciation

Depreciation expense decreased by $9 million, or 4%, during the three months ended June 30, 2006, as compared to the same period in 2005.  The decrease reflects the net effect of a decrease in depreciation expense associated with an increase in property and equipment that had become fully depreciated or was retired, partially offset by an increase in depreciation expense due to capital expenditures.

Provision for uncollectible amounts due from the Rigas Family and Other Rigas Entities

During the three months ended June 30, 2005, we recorded an $11 million provision for uncollectible amounts due from the Rigas Family and Other Rigas Entities due to further declines in the fair value of the underlying securities.  For additional information, see Note 4, “Transactions with the Rigas Family and Other Rigas Entities,” to the accompanying condensed consolidated financial statements.

Interest expense, net of amounts capitalized

Interest expense, net of amounts capitalized, was $220 million for the three months ended June 30, 2006 as compared to $185 million for the same period in 2005.  Interest expense increased in 2006 primarily as a result of higher average monthly outstanding debt balances and higher average interest rates.  In addition, during the three months ended June 30, 2006, we recorded $50 million of interest expense on allowed claims in connection with the confirmation of the JV Plan.  Interest expense for the three months ended June 30, 2005 included $58 million of deferred financing costs which were written off as a result of the termination of our exit financing commitment in May 2005.  Since the Petition Date, we have been paying or accruing interest only on amounts outstanding under the DIP facilities and the pre-petition credit agreements, including the entire principal balance outstanding under the Co-Borrowing Facilities.

Other income (expense), net

 We recorded other expense, net of $34 million during the three months ended June 30, 2006 as compared to $460 million of other income, net for the three months ended June 30, 2005.  We recorded a $30 million charge during the quarter ended June 30, 2006 associated with claims asserted by Verizon Media Ventures in connection with two separate asset purchase agreements which were not consummated.  In connection with the 2005 Government Settlement Agreements, we recorded a $458 million net benefit related to the settlement of, among other matters, net amounts payable from us (including the Rigas Co-Borrowing Entities) to the Rigas Family and Other Rigas Entities during the quarter ended June 30, 2005.  For additional information, see Note 4, “Transactions with the Rigas Family and Other Rigas Entities,” to the accompanying condensed consolidated financial statements.

Reorganization income (expenses) due to bankruptcy, net

Certain income and expenses directly related to the Chapter 11 filing are included in reorganization income (expenses) due to bankruptcy, net.  We recognized $85 million of net reorganization income during the three months ended June 30, 2006 as compared to $18 million of net expense during the same period in 2005.  The net reorganization income in 2006 resulted primarily from the net impact of the reversal of $127 million of accrued interest resulting from the Bankruptcy Court’s disallowance of such interest, $38 million of professional fees incurred in connection with the Chapter 11 Cases, $10 million of expense related to adjustments of liabilities subject to compromise to reflect the allowed claims for the JV Plan and $6 million of interest income earned during reorganization.  The net reorganization expense in 2005 resulted primarily from the net impact of $51 million of professional fees incurred in connection with the Chapter 11 Cases, $2 million of interest income earned during reorganization and $2 million of expenses related to settlements.  We will continue to incur significant reorganization costs until we emerge from bankruptcy.  In addition, the claims reconciliation process could significantly impact reorganization income (expenses) due to bankruptcy, net.  For additional information, see Note 2, “Bankruptcy Proceedings and Sale of Assets of the Company,” to the accompanying condensed consolidated financial statements.

Income tax expense

We recorded income tax expense of $21 million and $40 million for the three months ended June 30, 2006 and 2005, respectively.  Income tax expense differs from the amount that would have resulted from the application of statutory tax rates primarily due to increases in the valuation allowance provided against our net operating loss carryforwards.  In the second quarter of 2006, we began calculating our income tax provision based on the year-to-date actual loss before income taxes, as opposed to the projected annual effective rate calculation used previously.  As a result of the Sale Transaction, we no longer believe that we can reliably estimate our projected effective tax rate for the year given the uncertainties with respect to the confirmation of a plan of reorganization, the anticipated implementation of liquidation accounting in the third quarter and other related matters.  Accordingly, calculating the income tax provision on a year-to-date basis results in a more meaningful presentation in the financial statements.  Income tax expense for 2006 and 2005 primarily relates to the increase in our deferred tax liability for franchise rights and goodwill intangible assets that are not amortized for financial reporting purposes, but are amortized for income tax purposes.

Minority’s interest in loss of subsidiary

We recorded minority’s interest in loss of subsidiary of $10 million for the three months ended June 30, 2006 as compared to $1 million for the same period in 2005.  This increase is primarily attributable to additional interest expense and other adjustments recorded in 2006 in connection with the confirmation of the JV Plan.  For additional information, see Note 2, “Bankruptcy Proceedings and Sale of Assets of the Company,” to the accompanying condensed consolidated financial statements.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

The following table summarizes the results of operations for the periods presented (dollars in thousands):

	Six months ended June 30,
	2006		2005
	$	% of Revenue	$	% of Revenue

Revenue	$2,348,001	100%	$2,172,225	100%

Costs and expenses:
Direct operating and programming	1,394,473	59	1,320,588	61
Selling, general and administrative	177,253	8	171,614	8
Investigation, re-audit and sale transaction costs	30,232	1	38,485	2
Depreciation	379,907	16	413,822	19
Amortization	66,531	3	74,032	3
Provision for uncollectible amounts due from the Rigas Family and Other Rigas Entities	—	—	13,338	—
Gain on disposition of long-lived assets	(1,358)	—	(5,771)	—
Total costs and expenses	2,047,038	87	2,026,108	93

Operating income	300,963	13	146,117	7
Other income (expense), net:
Interest expense, net of amounts capitalized	(377,295)	(16)	(302,735)	(14)
Other income (expense), net	(108,066)	(5)	460,939	21
Total other income (expense), net	(485,361)	(21)	158,204	7
Income (loss) before reorganization income (expenses), income taxes, share of losses of equity affiliates and minority’s interest	(184,398)	(8)	304,321	14
Reorganization income (expenses) due to bankruptcy, net	62,639	3	(31,574)	(1)
Income tax expense	(71,441)	(3)	(64,466)	(3)
Share of losses of equity affiliates, net	(818)	—	(1,368)	—
Minority’s interest in loss of subsidiary	11,106	—	1,383	—
Net income (loss)	$(182,912)	(8)%	$208,296	10%

The following is a discussion of our results of operations and includes an analysis of significant changes from historical trends in our results of operations for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005.

Revenue

Revenue increased $176 million, or 8%, during the six months ended June 30, 2006 as compared to the same period in 2005.  The following table summarizes revenue for the periods indicated (dollars in thousands, except ARPU amounts):

	Six months ended June 30,
	2006		2005		$	%
	Revenue	% of Revenue	Revenue	% of Revenue	Increase (decrease)	Increase (decrease)

Cable:
Video (including digital)	$1,786,714	76%	$1,692,030	78%	$94,684	6%
HSI	427,914	18	349,268	16	78,646	23
Media services	130,307	6	120,645	6	9,662	8
Total cable	2,344,935	100	2,161,943	100	182,992	8
Corporate and other	3,066	—	10,282	—	(7,216)	(70)
Total	$2,348,001	100%	$2,172,225	100%	$175,776	8
ARPU	$79.58		$72.00		$7.58	11%

Cable revenue increased $183 million, or 8%, during the six months ended June 30, 2006, as compared to the same period in 2005. The increase in cable revenue was primarily attributable to higher rates for basic and expanded basic service tiers, increased revenue from HSI services, enhanced product offerings and media services.  The positive impact of higher rates for basic and expanded basic service tiers was partially offset by a decrease in our basic subscriber base.  An increase in HSI subscribers accounted for most of the increase in HSI revenue.  The increase in media services revenue was attributable to our ability to increase both the average rate received and the volume of advertising sold.  Subscribers increased 20.3% for HSI services, 2.8% for digital cable and decreased 1.9% for basic cable when comparing subscriber counts at June 30, 2006 to the same period in 2005.

Corporate and other revenue includes revenue from our security monitoring business and our long-distance telephone resale business.  Corporate and other revenue decreased primarily due to the February 2005 sale of substantially all of our security monitoring business and the February 2006 sale of our long-distance telephone resale business.

Direct operating and programming costs

Direct operating and programming costs increased $74 million, or 6%, during the six months ended June 30, 2006 as compared to the same period in 2005.  The following table summarizes direct operating and programming costs for the periods indicated (dollars in thousands):

	Six months ended June 30,		$ Increase	% Increase
	2006	2005	(decrease)	(decrease)

Cable:
Programming costs	$645,966	$594,511	$51,455	9%
Other cable	747,632	718,059	29,573	4
Total cable	1,393,598	1,312,570	81,028	6
Corporate and other	875	8,018	(7,143)	(89)
Total	$1,394,473	$1,320,588	$73,885	6%

Programming costs increased $51 million, or 9%, primarily due to an increase in the rates paid to programming providers and an increase in digital subscribers, offset by declines tied to the drop in basic cable subscribers.

Other cable operating costs increased $30 million when comparing the six months ended June 30, 2006 to the same period in 2005.  Approximately half of the increase is attributable to salaries and employee benefit costs.  Rising fuel and utility costs also contributed to the increase in cable operating costs.

Corporate and other costs decreased $7 million, or 89%, when comparing the six months ended June 30, 2006 to the same period in 2006.  The decline was primarily due to the February 2005 sale of substantially all of our security monitoring business and the February 2006 sale of our long-distance telephone resale business.

Selling, general and administrative expenses

SG&A expenses consist of salaries and benefits, marketing expenses, professional fees, insurance and other general and administrative expenses related to our operations.  SG&A expenses increased approximately $6 million, or 3%, when comparing the six months ended June 30, 2006 to the same period in 2005.

Investigation, re-audit and sale transaction costs

 Investigation, re-audit and sale transaction costs aggregated $30 million and $38 million for the six months ending June 30, 2006 and 2005, respectively.  The 2006 costs are primarily related to additional costs associated with the Sale Transaction whereas the 2005 costs relate primarily to our re-audit effort and certain costs associated with the Sale Transaction.

Depreciation

Depreciation expense decreased by $34 million, or 8%, for the six months ended June 30, 2006 as compared to the same period in 2005.  The decrease reflects the net effect of a decrease in depreciation expense associated with an increase in property and equipment that had become fully depreciated or was retired, partially offset by an increase in depreciation expense due to capital expenditures.

Provision for uncollectible amounts due from the Rigas Family and Other Rigas Entities

During the six months ended June 30, 2005, we recorded a $13 million provision for uncollectible amounts due from the Rigas Family and Other Rigas Entities due to further declines in the fair value of underlying securities.  For additional information, see Note 4, “Transactions with the Rigas Family and Other Rigas Entities,” to the accompanying condensed consolidated financial statements.

Interest expense, net of amounts capitalized

Interest expense, net of amounts capitalized, was $377 million for the six months ended June 30, 2006 as compared to $303 million for the same period in 2005.  Interest expense increased in 2006 primarily as a result of higher average monthly outstanding debt balances and higher average interest rates.  In addition, during the six months ended June 30, 2006, we recorded $50 million of interest expense on allowed claims in connection with the confirmation of the JV Plan.  Interest expense for the six months ended June 30, 2005 included $58 million of deferred financing costs which were written off as a result of the termination of our exit financing commitment in May 2005.  Since the Petition Date, we have been paying or accruing interest only on amounts outstanding under the DIP facilities and the pre-petition credit agreements, including the entire principal balance outstanding under the Co-Borrowing Facilities.

Other income (expense), net

Other expense, net was $108 million versus other income, net of $461 million during the six months ended June 30, 2006 and 2005, respectively.  This change was primarily due to a $64 million charge we recorded during 2006 in connection with our dispute with ML Media and a $39 million charge associated with claims asserted by Verizon Media Ventures in connection with two separate asset purchase agreements which were not consummated.  In connection with the 2005 Government Settlement Agreements, we recorded a $458 million net benefit related to the settlement of, among other matters, net amounts payable from us (including the Rigas Co-Borrowing Entities) to the Rigas Family and Other Rigas Entities during the six months ended June 30, 2005.  For additional information, see Note 4, “Transactions with the Rigas Family and Other Rigas Entities,” to the accompanying condensed consolidated financial statements.

Reorganization income (expenses) due to bankruptcy, net

Reorganization income (expenses) due to bankruptcy, net aggregated $63 million of net income and $32 million of net expense for the six months ended June 30, 2006 and 2006, respectively.  The net reorganization income in 2006 resulted primarily from the net impact of the reversal of $127 million of accrued interest resulting from the Bankruptcy Court’s disallowance of such interest, $70 million of professional fees incurred in connection with the Chapter 11 Cases, $10 million of expense related to adjustments of liabilities subject to compromise to reflect the allowed claims for the JV Plan, $11 million of interest income earned during reorganization and $4 million of income related to settlements.  The net reorganization expense in 2005 resulted primarily from the net impact of $41 million of professional fees incurred in connection with the Chapter 11 Cases, $5 million of interest income earned during reorganization and $5 million of income related to settlements.  For additional information see Note 2, “Bankruptcy Proceedings and Sale of Assets of the Company,” to the accompanying condensed consolidated financial statements.

Income tax expense

 We recorded income tax expense of $71 and $64 million for the six months ended June 30, 2006 and 2005, respectively.  Income tax expense differs from the amount that would have resulted from the application of statutory tax rates primarily due to increases in the valuation allowance provided against our net operating loss carryforwards.  In the second quarter of 2006, we began calculating our income tax provision based on the year-to-date actual loss before income taxes, as opposed to the projected annual effective rate calculation used previously.  As a result of the Sale Transaction, we no longer believe that we can reliably estimate our projected effective tax rate for the year given the uncertainties with respect to the confirmation of a plan of reorganization, the anticipated implementation of liquidation accounting in the third quarter and other related matters.  Accordingly, calculating the income tax provision on a year-to-date basis results in a more meaningful presentation in the financial statements.  Income tax expense for 2006 and 2005 primarily relates to the increase in our deferred tax liability for franchise rights and goodwill intangible assets that are not amortized for financial reporting purposes, but are amortized for income tax purposes.

Minority’s interest in loss of subsidiary

We recorded minority’s interest in loss of subsidiary of $11 million for the six months ended June 30, 2006 as compared to $1 million for the same period in 2005.  This increase is primarily attributable to additional interest expense and other adjustments recorded in 2006 in connection with the confirmation of the JV Plan.  For additional information, see Note 2, “Bankruptcy Proceedings and Sale of Assets of the Company,” to the accompanying condensed consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Historical Sources and Uses of Cash

The following table summarizes net cash provided by (used in) our operating, investing and financing activities during the indicated periods (amounts in thousands):

	Six months ended June 30,
	2006	2005

Operating activities	$261,087	$307,366

Investing activities:
Capital expenditures	$(284,621)	$(338,191)
Other investing activities	278,513	(10,150)
Total investing activities	$(6,108)	$(348,341)

Financing activities	$89,629	$11,264

Operating activities.  Net cash provided by operating activities for the six months ended June 30, 2006 and 2005 was $261 million and $307 million, respectively.  The $46 million decrease was primarily the result of an $87 million payment made in connection with the settlement of our litigation with ML Media in 2006 and a $36 million increase in payments for reorganization expenses, offset by changes in operating assets and liabilities and an increase in net cash generated by our operations.

Investing activities.  Net cash used in investing activities decreased to $6 million for the six months ended June 30, 2006 from $348 million for the comparable period of the prior year.  In both periods, we continued to make significant capital expenditures to support the growth of enhanced services and to upgrade our cable systems.  Such expenditures were $285 million for the six months ended June 30, 2006 and $338 million for the same period of the prior year.  Other investing activities changed primarily as a result of the settlement of our litigation with ML Media which provided for the release of $262 million of cash previously held in escrow.  In addition, proceeds from the sale of our security monitoring business in 2005 had a positive impact on other investing activities for both the six months ended June 30, 2006 and 2005.  In 2005, we received proceeds of $36 million from the sale of our security monitoring business, of which $19 million was restricted as to use under the Second Extended DIP Facility.  In 2006, the restrictions on the use of these proceeds were removed.

Financing activities.  The $78 million increase in net cash provided by financing activities was primarily due to the $45 million payment made in 2005 in connection with the termination of our exit financing facility, a net increase in 2006 borrowings to fund the operations and capital expenditures of certain borrowers under the DIP facilities and a decrease in financing costs paid for refinancing of the DIP facilities.  For the six months ended June 30, 2006, we had borrowings and repayments of $1,023 million and $932 million, respectively, under the DIP facilities as compared to borrowings and repayments of $766 million and $705 million, respectively, for the six months ended June 30, 2005.

CURRENT AND FUTURE SOURCES OF LIQUIDITY

Since the Petition Date, we have utilized cash provided by operating activities and borrowings under our DIP facilities to fund capital expenditures and other liquidity requirements.

On March 17, 2006, the Loan Parties entered into the $1,300 million Third Extended DIP Facility, which superseded and replaced in its entirety the Second Extended DIP Facility.  The Third Extended DIP Facility was approved by the Bankruptcy Court on March 16, 2006 and closed on March 17, 2006.  In connection with the completion of the Sale Transaction, on the Effective Date, we terminated the Third Extended DIP Facility.  In connection with the termination of the Third Extended DIP Facility, we repaid all loans outstanding under the Third Extended DIP Facility and all accrued and unpaid interest thereon, with such payments totaling approximately $986 million.  In addition, in connection with the termination of the Third Extended DIP Facility we paid all accrued and unpaid fees of the lenders and agent banks under the Third Extended DIP Facility.  In connection with these payments, effective as of the Effective Date, the collateral agent under the Third Extended DIP Facility released any and all liens and security interests on the assets that collateralized the obligations under the Third Extended DIP Facility.  As described in Note 8 to the accompanying condensed consolidated financial statements, we issued certain letters of credit under the DIP facilities.  As a result of the termination of the Third Extended DIP Facility, on the Effective Date, we collateralized letters of credit issued under the Third Extended DIP Facility with cash of $88 million.

We also expect to pay approximately $1.8 billion of claims in the third quarter of 2006 in accordance with the JV Plan, of which approximately $1.6 billion relates to pre-petition debt obligations. We paid $1.2 billion of such pre-petition debt obligations on the Effective Date.  The remaining proceeds from the Sale Transaction will be used to fund our future liquidity requirements which consist primarily of pre-petition liabilities that are subject to compromise, fees and other items directly related to the Chapter 11 filings and costs associated with certain corporate functions that will continue either in part or in whole for some period of time following the Sale Transaction.  We do not have any additional sources of liquidity.

At June 30, 2006, we had $18,424 million of pre-petition liabilities that are subject to compromise.  We currently cannot predict the amount of cash that will be required to settle pre-petition liabilities subject to compromise, as the rights and claims of the Debtors’ various creditors will be determined by a plan of reorganization that is ultimately subject to confirmation by the Bankruptcy Court.  Proceeds from the Sale Transaction are not sufficient to provide a full payout of all outstanding claims in the Chapter 11 Cases.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies have not changed from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2005 Form 10-K.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123-R, Share-Based Payment, which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25 and related interpretations.  SFAS No. 123-R requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the employee’s requisite service period.  Effective January 1, 2006, we adopted the provisions of SFAS No. 123-R using the modified prospective application method.  Under the modified prospective application method, we are required to recognize compensation cost for all stock option awards granted after January 1, 2006 and for all existing awards for which the requisite service had not been rendered as of the date of adoption.

As of January 1, 2006, there were 23,250 fully vested options outstanding under our only share based payment plan, the 1998 Plan.  No awards were issued since 2001 pursuant to the 1998 Plan, and we do not intend to grant any new awards pursuant to the 1998 Plan.  As no share based awards were granted during the six months ended June 30, 2006, the adoption of SFAS No. 123-R did not have any impact on our financial position or results of operations.

In June 2005, the EITF reached a consensus on Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”).  EITF 04-5 provides guidance in assessing when a general partner controls and consolidates its investment in a limited partnership or similar entity.  The general partner is assumed to control the limited partnership unless the limited partners have substantive kick-out or participating rights.  The provisions of EITF 04-5 were required to be applied beginning June 30, 2005 for partnerships formed or modified subsequent to June 30, 2005, and are effective for general partners in all other limited partnerships beginning January 1, 2006.  EITF 04-5 had no impact on our financial position or results of operations.

In July 2006, the FASB issued FIN 48.  FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority.  The recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties.  FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties.  FIN 48 is effective for fiscal years beginning after December 31, 2006.  We have not yet determined the impact, if any, of adopting the provisions of FIN 48 on our financial position and results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2006, there were no material changes from the 2005 Form 10-K related to our exposure to market risk from interest rates.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our CEO, Chief Financial Officer (“CFO”) and Chief Accounting Officer (“CAO”), as appropriate, to allow timely decisions regarding required financial disclosure.

Our management, under the supervision and with the participation of our CEO, CFO and CAO, has completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended June 30, 2006.  Based on our evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, our management, including our CEO, CFO and CAO, concluded that as of June 30, 2006, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2006, there were no changes in our internal control over financial reporting identified in connection with the evaluation of our disclosure controls and procedures for the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Bankruptcy Proceedings.  On June 25, 2002, Adelphia and substantially all of its wholly owned, domestic subsidiaries filed voluntary petitions to reorganize under Chapter 11 in the Bankruptcy Court.  Previously, on June 10, 2002, Century filed a voluntary petition to reorganize under Chapter 11.  On October 6 and November 15, 2005, certain additional subsidiaries of Adelphia filed voluntary petitions to reorganize under Chapter 11 and, on March 31, 2006, the Forfeited Entities and certain other entities filed voluntary petitions to reorganize under Chapter 11.  The Debtors are currently operating their businesses as debtors-in-possession under Chapter 11.  These cases are being jointly administered under the caption “In re: Adelphia Communications Corporation, et al., Case No. 02-41729.”

As further described in Note 2 to the accompanying condensed consolidated financial statements, on the Effective Date, Adelphia consummated the Sale Transaction and the JV Plan became effective.  Accordingly, from and after the Effective Date, the Debtors no longer include the JV Debtors.

Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most other pending litigation, are stayed and other contractual obligations against the Company generally may not be enforced. Absent an order of the Bankruptcy Court, substantially all pre-petition contractual liabilities, including certain of the proceedings described in Note 8, “Contingencies – Litigation Matters,” to the accompanying condensed consolidated financial statements, will be settled under a plan of reorganization, which must be voted upon by holders of claims and equity interests and approved by the Bankruptcy Court.

The Company cannot predict the outcome of these proceedings or estimate the possible effects on the financial condition or results of operations of the Company.

Other Legal Proceedings.  See Note 8, “Contingencies — Litigation Matters,” to the accompanying condensed consolidated financial statements.

ITEM 1A.  RISK FACTORS

The information presented below provides a detailed discussion of our risk factors as of the Effective Date.

Factors Relating to the Chapter 11 Cases

If a plan of reorganization is not confirmed or is not confirmed in a timely manner for the Debtors (other than the JV Debtors), we will continue to incur substantial costs as a result of the Chapter 11 bankruptcy proceeding, which will reduce the amount available for distribution to the stakeholders under such plan.

If we are unable to obtain the Bankruptcy Court’s confirmation of a plan of reorganization for the Debtors (other than the JV Debtors) or do so in a timely manner, we will continue to incur substantial costs and fees as a result of the continuation of the Chapter 11 bankruptcy proceedings and our obligations under the Registration Rights Agreement.  Such continued incurrence of costs and fees will reduce the amount available for distribution to the stakeholders under a plan of reorganization.

Allowance of claims may substantially dilute the recovery to holders of claims and equity interests under a plan of organization.

As of January 9, 2004, approximately 17,000 proofs of claim asserting in excess of $3.20 trillion in claims were filed and, as of July 31, 2006, approximately 19,500 proofs of claim asserting approximately $3.98 trillion in claims were filed, in each case including duplicative claims but excluding any estimated amounts for unliquidated claims.  The Debtors are in the process of reviewing, analyzing and reconciling the scheduled and filed claims and have filed several omnibus objections that address approximately $3.68 trillion of such claims.  Hearings on certain claims objections are ongoing.  Although certain claims addressed in such omnibus objections have been reduced and allowed, disallowed and expunged or subordinated by orders of the Bankruptcy Court, the ultimate number and allowed amounts of such claims are not determinable at present, and the Debtors expect that the claims resolution process will take significant time to complete and will continue following consummation of a plan of reorganization. The failure to obtain disallowance of a substantial majority of these proofs of claims would substantially dilute the recoveries to the Debtors’ stakeholders under a plan of reorganization.

Risk Factors relating to Completion of the Sale Transaction

The aggregate purchase price we received in the Sale Transaction is subject to certain post-closing adjustments, which, if any become payable  to TW NY or Comcast, would reduce the amount available for distribution to the stakeholders under a plan of reorganization.

On the Effective Date, we completed the sale of assets, which in the aggregate comprise substantially all of our U.S. assets, to TW NY and Comcast.  Proceeds from the Sale Transaction totaled approximately $17.4 billion, consisting of cash in the amount of approximately $12.5 billion and shares of TWC Class A Common Stock with a preliminary estimated fair value as of the Effective Date of approximately $4.9 billion.  The aggregate purchase price is subject to certain post-closing adjustments.  Upon consummation of the Sale Transaction, a portion of the aggregate purchase price, consisting of approximately $503 million of cash and shares of TWC Class A Common Stock with a preliminary estimated fair value as of the Effective Date of approximately $195 million, was deposited in escrow accounts to secure Adelphia’s indemnification obligations and any post-closing purchase price adjustments due to the buyers from Adelphia pursuant to the Purchase Agreements.  The post-closing adjustments, if any, will be determined over the next several months.  To the extent such post-closing adjustments are in favor of TW NY or Comcast, the amount of the escrow ultimately released to us will be reduced.  In the event that the post-closing purchase price adjustment is in favor of TW NY or Comcast and exceeds the amount of the escrow, we are required to pay such excess outside of the escrow and the amount available for distribution to the stakeholders under a plan of reorganization would be reduced.

The fair value of the TWC Class A Common Stock we received in the Sale Transaction may decrease, which would reduce the amount available for distribution to the stakeholders under a plan of reorganization.

The fair value of the TWC Class A Common Stock we received in the Sale Transaction may decrease based on the financial performance of TWC, adjustments in market valuation and movements in the price of publicly traded cable company stocks.  Any decrease would reduce the amount available for distribution to the stakeholders under a plan of reorganization.

We are at risk of experiencing increased levels of employee attrition in the period subsequent to the closing of the Sale Transaction, which could result in our inability to complete our quarterly financial reporting and 2006 audit and year-end financial reporting.

On the Effective Date, we completed the Sale Transaction with TW NY and Comcast.  Although we believe that we have retained sufficient senior management and other employees to complete our quarterly financial reporting and 2006 audit and year-end financial reporting, we are at risk of experiencing increased levels of employee attrition in the period following the closing of the Sale Transaction.  We believe that recruiting replacement employees of the caliber required to complete this work will be extremely difficult as we do not expect to have sufficient employment opportunities at the Company to attract such individuals in the future.  The failure to replace our departing personnel, if any, in a timely manner could result in our inability to complete our quarterly financial reporting and 2006 audit and year-end financial reporting.

Our income and franchise tax liabilities in connection with the Sale Transaction and consummation of a plan of reorganization could be materially more than estimated.

We will be liable for federal, state and local income and franchise taxes as a result of the Sale Transaction.  The current estimated range of this tax liability is approximately $400 million to $800 million.  This estimated range of the liability, however, is based on incomplete information as a result of deficiencies in our tax records.  Accordingly, these estimates are subject to change, and by the time of the consummation of a plan of reorganization, our estimate of income and franchise tax liabilities and our estimate of the potential range of such liabilities resulting from the Sale Transaction may be materially in excess of the current estimates.  We expect that we will distribute on or as soon as reasonably possible after the effective date of a plan of reorganization all of our material non-cash assets to our creditors and certain equity holders and to reserves, funds, holdbacks and escrows created pursuant to a plan of reorganization. As such, we do not expect to be subject to asset tax basis reduction. However, there can be no assurance that the Internal Revenue Service (the “IRS”) will not seek to require basis reduction with respect to the assets then held by us or assert that we actually or constructively hold additional assets subject to basis reduction (such as those assets held by any reserves, funds, holdbacks or escrows created pursuant to a plan of reorganization).  If the IRS were successful in requiring such basis reduction, we could be subject to additional income and franchise tax liability potentially in a material amount.

Risk Factors Relating to Legal and Regulatory Matters

We are defendants in significant pending litigation, which could subject us to substantial damages and other penalties and reduce the amount available for distribution to stakeholders under a plan of reorganization.

We are defendants in certain significant litigation, described in more detail in Note 8, “Contingencies—Litigation Matters,” to the notes to the accompanying condensed consolidated financial statements.  If any of these proceedings is decided against us, we could be subject to substantial damages, other penalties or non-monetary remedies.  These penalties and other effects of litigation, including the significant legal fees and expenses we are incurring and will continue to incur, would reduce the amount available for distribution to stakeholders under a plan of reorganization.

If court approval of the Government Settlement Agreements is overturned or vacated, we may face the risk of indictment by the U.S. Attorney and the SEC’s claim against us may be fixed by the District Court and allowed by the Bankruptcy Court, which could materially dilute the recoveries to the other creditors under a plan of organization.

The Government Settlement Agreements were approved by the Bankruptcy Court.  Our consent to the final judgment in the SEC Civil Action has been approved by both the Bankruptcy Court and the District Court. Various parties have challenged and sought appellate review or reconsideration of the orders of the Bankruptcy Court approving the Government Settlement Agreements.  The District Court affirmed the Bankruptcy Court’s approval of the Non-Prosecution Agreement, Adelphia’s consent to the final judgment in the SEC Civil Action and the Adelphia-Rigas Settlement Agreement.  On March 24, 2006, various parties appealed the District Court’s order affirming the Bankruptcy Court’s approval to the Second Circuit. The District Court’s order approving our consent to the final judgment in the SEC Civil Action has not been appealed.  The appeals of the District Court’s approval of the Government-Rigas Settlement Agreement and the creation of the Restitution Fund have been denied by the Second Circuit.  If the Bankruptcy Court order is overturned or vacated, then the Government Settlement Agreements may not remain effective and we may face the risk of indictment by the U.S. Attorney, and the SEC’s claim against us may be fixed by the District Court and allowed by the Bankruptcy Court, which could materially dilute the recoveries of other creditors.

We may not be able to make the payments required under the Non-Prosecution Agreement if a plan of organization is not effective by October 15, 2006.

Unless extended on consent of the U.S. Government, which consent may not be unreasonably withheld, we are required to contribute $715 million in value to the Restitution Fund called for by the Non-Prosecution Agreement by October 15, 2006. If a plan of reorganization is not consummated by October 15, 2006, we may not be able to make the payments to the Restitution Fund required under the Non-Prosecution Agreement.  Our failure to make the payments required under the Non-Prosecution Agreement in a timely fashion may constitute a material breach of the Non-Prosecution Agreement and the final judgment in the SEC Civil Action. Under such circumstances, among other things, we may still face the risk of indictment by the U.S. Attorney, the SEC’s claim against us may be fixed by the District Court and allowed by the Bankruptcy Court, which could materially dilute the recoveries of other creditors under a plan of reorganization.

There is uncertainty regarding the amount of our tax attributes and our potential tax liabilities.

As a result of the fraud and other alleged improper acts committed by Rigas Management (as explained in greater detail in Item 1 of our 2005 Form 10-K titled, “Business — Certain Business and Other Developments Relating to the Chapter 11 Cases — Certain Events Leading to the Installation of Interim Management and Commencement of the Chapter 11 Cases in 2002”), we corrected our books and records for the years 1999-2004.  We currently intend to file certain amended federal, state and local income and franchise tax returns for certain of these years to conform to our corrected books and records. This may entail the preparation and filing of over 3,600 federal, state and local income and franchise tax returns.  Although we have begun the process of preparing these amended returns, this undertaking will take a substantial amount of time to complete. We expect that the amendment of these income tax and franchise tax returns will result in substantial changes to the amount and location of our tax attributes (such as asset tax basis and net operating loss carryovers) for federal, state and local income and franchise tax purposes.  It is possible that the amended tax returns will reflect additional federal, state and local income tax and franchise tax liabilities for these periods that were not reflected on the original returns and that will become payable.

In addition, there is currently uncertainty related to our tax attributes and historical tax liability. We recorded reserves to reflect this uncertainty; however, our ultimate tax liability for these periods may exceed such reserves by a material amount.  In light of this uncertainty, we expect to set aside a portion of the proceeds from the Sale Transaction to fund these and other contingent liabilities.

The tax consequences of certain advances by us to the Rigas Family and the Rigas Family Entities, our settlements with the U.S. Attorney and the SEC and our acquisition of the Rigas Co-Borrowing Entities (other than Coudersport and Bucktail) and subsequent sale of the assets of those entities in the Sale Transaction with TW NY and Comcast are uncertain.

The proper characterization for federal, state and local income and franchise tax purposes of amounts advanced by the Company to the Rigas Family and the Rigas Family Entities is uncertain.  Also uncertain is the proper tax treatment for federal, state and local income and franchise tax purposes of our settlements with the U.S. Attorney and the SEC and our acquisition of the Rigas Co-Borrowing Entities (other than Coudersport and Bucktail) and subsequent sale of the assets of those entities to TW NY and Comcast in the Sale Transaction.  Accordingly, the amount and timing of income, gain, loss or deduction resulting from these various transactions is not known with certainty.  It is possible that the acquisition of such Rigas Co-Borrowing Entities and the subsequent sale of the assets of those entities in the Sale Transaction may result in income and franchise tax liability to us, which could be material.  We expect to set aside a portion of the proceeds from the Sale Transaction to fund this potential liability.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

(b)  See Note 12, “Stockholders’ Deficit,” to the notes to the consolidated financial statements contained in the Company’s 2005 Form 10-K.

ITEM 6.  EXHIBITS

Exhibit Number	Description

2.01

Plan of Reorganization Under Chapter 11 of the Bankruptcy Code Filed by Century/ML Cable Venture, dated August 9, 2005 (Incorporated herein by reference to Exhibit 2.03 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004) (File No. 0-16014).

2.02

Third Modified Fourth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code for Century-TCI Debtors and Parnassos Debtors, dated as of June 28, 2006 (Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K field on July 5, 2006) (File No. 0-16014).

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

2.03.4

Amendment No. 2, dated June 21, 2006, to Asset Purchase Agreement Between Adelphia Communications Corporation and Time Warner NY Cable LLC (Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 27, 2006) (File No. 0-16014).

2.03.5	Amendment No. 3, dated June 26, 2006, to Asset Purchase Agreement Between Adelphia Communications Corporation and Time Warner NY Cable LLC (Filed herewith).

Exhibit Number	Description

2.03.6	Amendment No. 4, dated July 31, 2006, to Asset Purchase Agreement Between Adelphia Communications Corporation and Time Warner NY Cable LLC (Filed herewith).

2.03.7

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

2.03.9

Letter Agreement, dated June 24, 2005, between Comcast Corporation, Adelphia Communications Corporation and Time Warner NY Cable LLC (Incorporated herein by reference to Exhibit D to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on June 27, 2005) (File No. 0-16014).

2.03.10

Amendment No. 2, dated June 21, 2006, to Asset Purchase Agreement Between Adelphia Communications Corporation and Comcast Corporation (Incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on June 27, 2006) (File No. 0-16014).

2.03.11	Letter Agreement, dated June 21, 2006, with Comcast Corporation (Incorporated herein by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed on June 27, 2006) (File No. 0-16014).

2.03.12

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

4.02

Certificate of Designations with respect to the Company’s 5 1/2% Series D Convertible Preferred Stock (Incorporated herein by reference herein to Exhibit 3.01 to the Company’s Current Report on Form 8-K filed on April 30, 1999) (File No. 0-16014).

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

Exhibit Number	Description

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

10.01

Second Amended and Restated Agreement Concerning Terms and Conditions of a Modified Chapter 11 Plan, dated as of July 21, 2006 (subject to Bankruptcy Court approval) (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 24, 2006) (File No. 0-16014).

10.02

Registration Rights and Sale Agreement, dated as of July 31, 2006, by and between Adelphia Communications Corporation and Time Warner Cable Inc. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 4, 2006) (File No. 0-16014).

Exhibit Number	Description

10.03

Stipulation and Consent Order Among JPMorgan Chase Bank, N.A.; Adelphia Communications Corp. and its Affiliated Debtors and Debtors in Possession; and Official Committee of Unsecured Creditors Providing Terms and Conditions for Withdrawal of Appeal of JPMorgan Chase Bank, N.A. from Sale Order, dated July 27, 2006 (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 2, 2006) (File No. 0-16014).

10.04	Escrow Agreement, dated as of July 31, 2006, by and among Adelphia Communications Corporation, Time Warner NY Cable LLC and Deutsche Bank Trust Company Americas (Filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended (Filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended (Filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

99.1

Order Authorizing (i) Sale of Substantially All Assets of Adelphia Communications Corporation and its Affiliated Debtors to Time Warner NY Cable LLC and to Comcast Corporation, Free and Clear of Liens, Claims, Encumbrances, and Interests and Exempt From Applicable Transfer Taxes; (ii) Assumption and/or Assignment of Certain Agreements, Contracts and Leases; and (iii) the Granting of Related Relief, dated June 28, 2006 (Incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on July 5, 2006) (File No. 0-16014).

99.2

Order Confirming Third Modified Fourth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code for the Century-TCI Debtors and Parnassos Debtors, dated June 29, 2006 (Incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on July 5, 2006) (File No. 0-16014).

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADELPHIA COMMUNICATIONS CORPORATION
(Registrant)

Date: August 14, 2006	By:	/s/ Vanessa A. Wittman
Vanessa A. Wittman
Chief Financial Officer
(Principal Financial Officer)

Date: August 14, 2006	By:	/s/ Scott D. Macdonald
Scott D. Macdonald
Chief Accounting Officer
(Principal Accounting Officer)