Form 10-Q
period 2006-09-30
ADELPHIA COMMUNICATIONS CORP
filed 2006-11-14
CIK 796486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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
Yes ☐   No ☒

Number of shares of Class A common stock outstanding as of September 30, 2006: 228,692,414

Number of shares of Class B common stock outstanding as of September 30, 2006: 25,055,365

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
Quarterly Report on Form 10-Q for the period ended September 30, 2006
Table of Contents

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
Consolidated Statement of Net Liabilities in Liquidation as of September 30, 2006 (unaudited)
Consolidated Statement of Changes in Net Liabilities in Liquidation for the two months ended September 30, 2006 (unaudited)
Condensed Consolidated Balance Sheet (Going Concern Basis) as of December 31, 2005
Condensed Consolidated Statements of Operations (Going Concern Basis) for the month and seven months ended July 31, 2006 and the three and nine months ended September 30, 2005 (unaudited)
Condensed Consolidated Statement of Cash Flow (Going Concern Basis) for the seven months ended July 31, 2006 and the nine months ended September 30, 2005 (unaudited)
Notes to Consolidated Financial Statements (unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 3.	Defaults Upon Senior Securities
Item 6.	Exhibits

SIGNATURES

INTRODUCTORY NOTE

In this Quarterly Report, the “Company,” “we,” “us” and “our” refer to Adelphia Communications Corporation (“Adelphia”), its consolidated subsidiaries and other consolidated entities.

This Quarterly Report on Form 10-Q is for the quarterly period ended September 30, 2006.  This Quarterly Report should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “2005 Form 10-K”) and all of our other reports, including Current Reports on Form 8-K, filed with or furnished to the Securities and Exchange Commission (the “SEC”) through the date of this report.  As disclosed in the 2005 Form 10-K, readers should not rely on Adelphia’s periodic and other reports filed with or furnished to the SEC prior to May 24, 2002.

As further described in Note 2 to the accompanying consolidated financial statements, on July 31, 2006 (the “Closing Date”), Adelphia completed the sale of assets, which in the aggregate comprise substantially all of its U.S. assets (the “Sale Transaction”), to Time Warner NY Cable LLC (“TW NY”), a subsidiary of Time Warner Cable Inc. (“TWC”), the cable subsidiary of Time Warner Inc., and Comcast Corporation (“Comcast”).  Proceeds from the Sale Transaction totaled approximately $17.4 billion, consisting of cash in the amount of approximately $12.5 billion (including approximately $503 million of cash held in escrow) and approximately 156 million shares of TWC Class A Common Stock (including approximately 6.1 million shares of such stock held in escrow) with an estimated fair value as of the Closing Date of approximately $4.9 billion.  Such estimated fair value of the TWC Class A Common Stock as of July 31, 2006 was determined by the Company based on management’s review of projected discounted cash flows for TWC and market comparable data.

Effective July 21, 2006, Adelphia entered into the July 21, 2006 Second Amended and Restated Agreement Concerning Terms and Conditions of a Modified Chapter 11 Plan (the “Plan Agreement”) with certain representatives of the ad hoc committee of holders of ACC Senior Notes, the ad hoc committee of holders of ACC Senior Notes and Arahova Notes, the ad hoc committee of Arahova Noteholders, the ad hoc committee of holders of FrontierVision Opco Notes Claims and FrontierVision Holdco Notes Claims, W.R. Huff Asset Management Co., L.L.C., the ad hoc committee of ACC Trade Claimants, the ad hoc committee of Subsidiary Trade Claimants and the statutory committee of unsecured creditors (the “Creditors’ Committee”) (collectively, the “Settlement Parties”).  Subsequently, on October 11, 2006, the Debtors (as defined in Note 1 to the accompanying consolidated financial statements) (other than the JV Debtors (as defined in Note 1 to the accompanying consolidated financial statements)), the Creditors’ Committee, certain holders of ACC Senior Notes, certain holders of Arahova Notes, the Settlement Parties and other creditors (collectively, the “PSA Parties”) entered into a Plan Support Agreement (the “Plan Support Agreement”).  The Plan Support Agreement, among other things, sets forth the terms on which the PSA Parties have committed to support the Plan (as defined below).  The Plan Support Agreement provides, among other things, that the PSA Parties will support a plan of reorganization that incorporates the terms of the Plan Agreement, as subsequently modified by the Plan Support Agreement, that provides for the transfer of value from certain unsecured creditors of various Adelphia subsidiaries to certain of Adelphia’s unsecured senior and trade creditors and is effective by December 22, 2006, unless extended in writing by the parties to the Plan Support Agreement.

On October 16, 2006, the Debtors and the Creditors’ Committee filed a draft of the Fifth Amended Joint Chapter 11 Plan for Adelphia Communications Corporation and Certain of Its Affiliates (the “Plan”) and the related Second Disclosure Statement Supplement (the “DSS”) with the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”).  The Plan is based on the terms of the Plan Agreement and the Plan Support Agreement and proposes a global compromise and settlement of all disputes among the creditors, not all of whom are parties to these agreements.  By order dated October 17, 2006, the Bankruptcy Court approved the DSS as containing “adequate information” pursuant to Section 1125 of Chapter 11 of Title 11 (“Chapter 11”) of the United States Code (the “Bankruptcy Code”).  The voting deadline for beneficial holders holding securities through intermediaries is November 20, 2006.  The voting deadline for all other parties in interest is November 27, 2006.  A hearing to consider confirmation of the Plan is scheduled for December 7, 2006.

This Quarterly Report describes the financial results of the Company for the reported periods.  As a result of the Sale Transaction, the Company disposed of substantially all of its operating assets and adopted a liquidation basis of accounting on August 1, 2006.

CAUTIONARY STATEMENTS

This Quarterly Report includes forward-looking statements.  All statements regarding Adelphia and its consolidated subsidiaries’ expected sources and uses of cash, income tax positions, indemnification obligations and any post-closing purchase price adjustments related to the Sale Transaction, settlements with the SEC and the United States Attorney’s Office for the Southern District of New York (the “U.S. Attorney”) and future course of the Company’s pending bankruptcy proceeding are forward-looking statements.  In some instances, you can identify these forward-looking statements by the presence of words such as “anticipate,” “if,” “believe,” “plan,” “estimate,” “expect,” “intend,” “may,” “could,” “should,” “will” and other similar expressions.  Such forward-looking statements are inherently uncertain, and readers must recognize that actual results may differ materially from our expectations.  We do not undertake a duty to update such forward-looking statements.  You are advised, however, to consult any future disclosures we make on related subjects in our reports filed with or furnished to the SEC.  Risks, uncertainties and other factors that may cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the following:

•                  whether and on what timetable a plan of reorganization under Chapter 11 of the Bankruptcy Code will be confirmed and consummated to mitigate the continued incurrence of costs and fees as a result of the Chapter 11 bankruptcy proceeding and our obligations under the Registration Rights and Sale Agreement between Adelphia and TWC (the “Registration Rights Agreement”) dated as of July 31, 2006;

•                  actual costs incurred during liquidation may exceed our current estimates;

•                  potential dilutive impact to our stakeholders related to the substantial claims filed against us in the Chapter 11 bankruptcy proceeding;

•                  potential liability to TW NY or Comcast for certain post-closing purchase price adjustments;

•                  potential decrease in the fair value of the TWC Class A Common Stock we received in the Sale Transaction;

•                  the value of our short-term investments could decrease;

•                  increased employee attrition after the closing of the Sale Transaction;

•                  our income and franchise tax liabilities in connection with the Sale Transaction and consummation of a plan of reorganization could be materially more than estimated;

•                  the outcome of significant pending litigation;

•                  our settlement agreements with the U.S. Attorney and the SEC could be overturned or vacated;

•                  uncertainty regarding tax attributes and potential tax liabilities due to our re-evaluation of our historical tax positions; and

•                  potential tax consequences of certain advances by the Company to members of the John J. Rigas Family (the “Rigas Family”) and the Rigas Family Entities (as defined in Note 1 to the accompanying consolidated financial statements), our settlements with the U.S. Attorney and the SEC, the acquisition of the Forfeited Entities (as defined in Note 1 to the accompanying consolidated financial statements) and the subsequent sale of the assets of such entities in the Sale Transaction.

Many of these risks, uncertainties and other factors are outside of the Company’s control.  Readers should consider all of these factors carefully in evaluating the forward-looking statements contained in this Quarterly Report.  We discuss these risks, uncertainties and other factors more fully in Part II, Item 1A, “Risk Factors,” in this Quarterly Report and in other reports filed by us with, or furnished by us to, the SEC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
CONSOLIDATED STATEMENT OF NET LIABILITIES IN LIQUIDATION
(amounts in thousands)
(unaudited)

September 30,
2006
ASSETS
Cash and cash equivalents (Note 10)	$6,240,035
Restricted cash	33,414
Short-term investments (Note 10)	3,091,856
Proceeds from Sale Transaction held in escrow (Note 2)	732,481
TWC Class A Common Stock (Note 2)	5,475,208
Other assets	159,143
Total assets	15,732,137

LIABILITIES
Accounts payable	8,116
Accrued income taxes	512,546
Accrued liquidation costs (Note 1)	201,264
Other liabilities	303,352
Liabilities subject to compromise (Note 2)	16,662,827
Total liabilities	17,688,105

Commitments and contingencies (Note 8)

Net liabilities in liquidation	$(1,955,968)

See accompanying notes to the consolidated financial statements.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
CONSOLIDATED STATEMENT OF CHANGES IN NET LIABILITIES IN LIQUIDATION
(amounts in thousands)
(unaudited)

Two months ended September 30,
2006

Stockholders’ deficit at July 31, 2006	$(2,483,284)

Effects of adopting a liquidation basis of accounting:
Accrual of liquidation costs (Notes 1 and 8)	(212,605)
Adjustment of assets to estimated realizable values	(13,441)
Net effect of adopting a liquidation basis of accounting	(226,046)

Net liabilities in liquidation at August 1, 2006	(2,709,330)

Changes in net liabilities in liquidation:
Change in estimate of net realizable value of TWC Class A Common Stock	756,173
Change in estimate of net realizable value of other assets	(1,004)
Settlement of liabilities subject to compromise	(762)
Interest income	83,289
Interest expense (contractual interest was $219,997 during the two months ended September 30, 2006)	(84,334)

Net change in net liabilities in liquidation	753,362

Net liabilities in liquidation at September 30, 2006	$(1,955,968)

See accompanying notes to the consolidated financial statements.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
CONDENSED CONSOLIDATED BALANCE SHEET (GOING CONCERN BASIS)
(amounts in thousands, except share data)

December 31,
2005
ASSETS
Current assets:
Cash and cash equivalents	$389,839
Restricted cash	25,783
Accounts receivable, less allowance for doubtful accounts of $15,912	119,512
Receivable for securities	10,029
Other current assets	74,399
Total current assets	619,562

Noncurrent assets:
Restricted cash	262,393
Property and equipment, net	4,334,651
Intangible assets, net (Note 10)	7,529,164
Other noncurrent assets, net	128,240
Total assets	$12,874,010

Current liabilities:
Accounts payable	$130,157
Subscriber advance payments and deposits	34,543
Accrued liabilities (Note 10)	551,599
Deferred revenue	21,376
Parent and subsidiary debt (Note 5)	869,184
Total current liabilities	1,606,859

Noncurrent liabilities:
Other liabilities	31,929
Deferred revenue	61,065
Deferred income taxes	833,535
Total noncurrent liabilities	926,529

Liabilities subject to compromise (Note 2)	18,415,158

Total liabilities	20,948,546

Commitments and contingencies (Note 8)

Minority’s interest in equity of subsidiary	71,307

Stockholders’ deficit:
Series preferred stock	397
Class A Common Stock, $.01 par value, 1,200,000,000 shares authorized, 229,787,271 shares issued and 228,692,414 shares outstanding	2,297
Convertible Class B Common Stock, $.01 par value, 300,000,000 shares authorized, 25,055,365 shares issued and outstanding	251
Additional paid-in capital	12,071,165
Accumulated other comprehensive loss, net	(4,988)
Accumulated deficit	(20,187,028)
Treasury stock, at cost, 1,094,857 shares of Class A Common Stock	(27,937)
Total stockholders’ deficit	(8,145,843)
Total liabilities and stockholders’ deficit	$12,874,010

See accompanying notes to the consolidated financial statements.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (GOING CONCERN BASIS)
(amounts in thousands, except share and per share amounts)
(unaudited)

	Month ended July 31,	Three months ended September 30,	Seven months ended July 31,	Nine months ended September 30,
	2006	2005	2006	2005

Revenue	$397,438	$1,088,568	$2,745,439	$3,260,793

Costs and expenses:
Direct operating and programming	246,870	680,614	1,641,343	2,001,202
Selling, general and administrative	26,903	90,285	204,156	261,899
Investigation, re-audit and sale transaction costs	2,295	15,832	32,527	54,317
Depreciation	62,729	193,017	442,636	606,839
Amortization	10,639	32,795	77,170	106,827
Impairment of long-lived assets	16,560	23,063	16,560	23,063
Provision for uncollectible amounts due from the Rigas Family and Rigas Family Entities (Note 4)	—	—	—	13,338
Gain on disposition of long-lived assets	(339)	(331)	(1,697)	(6,102)
Total costs and expenses	365,657	1,035,275	2,412,695	3,061,383

Operating income	31,781	53,293	332,744	199,410

Other income (expense), net:
Gain on Sale Transaction (Note 2)	6,129,718	—	6,129,718	—
Interest expense, net of amounts capitalized (contractual interest was $127,788 during the month ended July 31, 2006; $341,199 during the three months ended September 30, 2005; $859,640 during the seven months ended July 31, 2006 and $987,762 during the nine months ended September 30, 2005) (Note 2)	(60,877)	(138,329)	(438,172)	(441,064)
Other income (expense), net (Notes 4 and 8)	83	(2,998)	(107,983)	457,941
Total other income (expense), net	6,068,924	(141,327)	5,583,563	16,877
Income (loss) before reorganization income (expenses), income taxes, share of income (losses) of equity affiliates and minority’s interest	6,100,705	(88,034)	5,916,307	216,287
Reorganization income (expenses) due to bankruptcy, net (Note 2)	(9,535)	(21,230)	53,104	(52,804)
Income (loss) before income taxes, share of income (losses) of equity affiliates and minority’s interest	6,091,170	(109,264)	5,969,411	163,483
Income tax expense (Note 10)	(201,948)	(38,984)	(273,389)	(103,450)
Share of income (losses) of equity affiliates, net	(1,081)	393	(1,899)	(975)
Minority’s interest in loss of subsidiary	1,663	1,297	12,769	2,680
Net income (loss)	5,889,804	(146,558)	5,706,892	61,738
Dividend requirements applicable to preferred stock (contractual dividends were $10,010 during the month ended July 31, 2006; $30,031 during the three months ended September 30, 2005; $70,073 during the seven months ended July 31, 2006 and $90,094 during the nine months ended September 30, 2005)	—	—	—	—
Beneficial conversion feature	—	—	—	(583)

Net income (loss) applicable to common stockholders	$5,889,804	$(146,558)	$5,706,892	$61,155

See accompanying notes to the consolidated financial statements.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (GOING CONCERN BASIS) — Continued
(amounts in thousands, except share and per share amounts)
(unaudited)

	Month ended July 31,	Three months ended September 30,	Seven months ended July 31,	Nine months ended September 30,
	2006	2005	2006	2005
Amounts per weighted average share of common stock (Note 10):
Basic net income (loss) applicable to Class A common stockholders	$23.32	$(0.58)	$22.60	$0.24
Diluted net income (loss) applicable to Class A common stockholders	$17.39	$(0.58)	$16.85	$0.18
Basic weighted average shares of Class A Common Stock outstanding	228,692,414	228,692,414	228,692,414	228,692,414
Diluted weighted average shares of Class A Common Stock outstanding	303,300,746	228,692,414	303,300,746	303,300,746
Basic net income (loss) applicable to Class B common stockholders	$22.21	$(0.58)	$21.52	$0.23
Diluted net income (loss) applicable to Class B common stockholders	$16.56	$(0.58)	$16.04	$0.17
Basic weighted average shares of Class B Common Stock outstanding	25,055,365	25,055,365	25,055,365	25,055,365
Diluted weighted average shares of Class B Common Stock outstanding	37,215,133	25,055,365	37,215,133	37,215,133

See accompanying notes to the consolidated financial statements.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (GOING CONCERN BASIS)
(amounts in thousands)
(unaudited)

	Seven months ended July 31,	Nine months ended September 30,
	2006	2005
Operating activities:
Net income	$5,706,892	$61,738
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	442,636	606,839
Amortization	77,170	106,827
Impairment of long-lived assets	16,560	23,063
Provision for uncollectible amounts due from the Rigas Family and Other Rigas Entities	—	13,338
Gain on disposition of long-lived assets	(1,697)	(6,102)
Gain on Sale Transaction	(6,129,718)	—
Settlement with the Rigas Family and Rigas Family Entities, net	—	(457,733)
Amortization/write-off of deferred financing costs	1,747	60,687
Provision for Verizon Media Ventures and other claims	44,915	—
Other noncash charges, net	5,227	8,104
Reorganization (income) expenses due to bankruptcy, net	(53,104)	52,804
Deferred income tax expense	(282,607)	101,900
Share of losses of equity affiliates, net	1,899	975
Minority’s interest in loss of subsidiary	(12,769)	(2,680)
Change in operating assets and liabilities	541,532	(92,135)
Net cash provided by operating activities before payment of reorganization expenses	358,683	477,625
Reorganization expenses paid during the period	(69,541)	(41,822)
Net cash provided by operating activities	289,142	435,803

Investing activities:
Capital expenditures for property and equipment	(329,895)	(533,312)
Cash proceeds from Sale Transaction, net of amounts in escrow	11,753,166	—
Proceeds from the sale of long-lived assets and investments	1,586	38,243
Acquisition of minority interests	—	(21,650)
Change in restricted cash	197,131	(15,581)
Other	(5,208)	(8,789)
Net cash provided (used) in investing activities	11,616,780	(541,089)

Financing activities:
Proceeds from debt	1,058,000	856,729
Repayments of debt	(3,167,837)	(712,899)
Payments of deferred financing costs	(900)	(49,440)
Net cash (used) provided by financing activities	(2,110,737)	94,390

Increase (decrease) in cash and cash equivalents	9,795,185	(10,896)
Cash and cash equivalents at beginning of period	389,839	338,909
Cash and cash equivalents at end of period	$10,185,024	$328,013

See accompanying notes to the consolidated financial statements.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1:  Background and Basis of Presentation

Background

On July 31, 2006, Adelphia completed the sale of assets, which in the aggregate comprise substantially all of its U.S. assets, to TW NY and Comcast.  As a result of the sale, the Company is no longer conducting any operations other than those necessary to liquidate its assets.  For additional information, see Note 2.

On June 25, 2002 (the “Petition Date”), Adelphia and substantially all of its domestic subsidiaries filed voluntary petitions to reorganize (the “Chapter 11 Cases”) under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court.  On June 10, 2002, Century Communications Corporation (“Century”), an indirect wholly owned subsidiary of Adelphia, filed a voluntary petition to reorganize under Chapter 11.  On October 6 and November 15, 2005, certain additional subsidiaries of Adelphia also filed voluntary petitions to reorganize under Chapter 11.  On March 31, 2006, the Forfeited Entities (as defined below) and certain other entities filed voluntary petitions to reorganize under Chapter 11.  The bankruptcy proceedings for Century and the subsequent filers are jointly administered with Adelphia and substantially all of its domestic subsidiaries (the “Debtors”) and are included in the Chapter 11 Cases.  On June 29, 2006, the Bankruptcy Court confirmed the Third Modified Fourth Amended Joint Plan of Reorganization (the “JV Plan”) for the Century-TCI Debtors and Parnassos Debtors (collectively, the “JV Debtors”).  On July 31, 2006, the JV Plan became effective by its terms.  Accordingly, from and after July 31, 2006, the Debtors no longer include the JV Debtors.  For additional information, see Note 2.

In May 2002, certain members of the Rigas Family resigned from their positions as directors and executive officers of the Company.  In addition, although members of the Rigas Family owned Adelphia $0.01 par value Class A common stock (“Class A Common Stock”) and Adelphia $0.01 par value Class B common stock (“Class B Common Stock”) with a majority of the voting power in Adelphia, the Rigas Family was not able to exercise such voting power since the Debtors filed for protection under the Bankruptcy Code in June 2002.  Prior to May 2002, the Company engaged in numerous transactions that directly or indirectly involved members of the Rigas Family and entities in which members of the Rigas Family directly or indirectly held controlling interests (collectively, the “Rigas Family Entities”).  The Rigas Family Entities include certain cable television entities formerly owned by the Rigas Family that are subject to co-borrowing arrangements with the Company, including Coudersport Television Cable Co. (“Coudersport”) and Bucktail Broadcasting Corp. (“Bucktail”) (collectively, the “Rigas Co-Borrowing Entities”), as well as other Rigas Family entities (the “Other Rigas Entities”).

On March 29, 2006, the United States District Court for the Southern District of New York (the “District Court”) entered various orders of forfeiture (the “RME Forfeiture Orders”) pursuant to which on March 29, 2006, all right, title and interest in the Rigas Co-Borrowing Entities (other than Coudersport and Bucktail) (the “Forfeited Entities”) held by the Rigas Family and by the Rigas Family Entities prior to the District Court’s order dated June 8, 2005 (the “Forfeiture Order”) were transferred to certain subsidiaries of the Company free and clear of all liens, claims, encumbrances and adverse interests in accordance with the RME Forfeiture Orders, subject to certain limitations set forth in the RME Forfeiture Orders.  On July 28, 2006, the District Court entered various orders of forfeiture (the “Real Property Forfeiture Orders”) pursuant to which all right, title and interest previously held by the Rigas Family and Rigas Family Entities in certain specified real estate and other property were transferred to certain subsidiaries of the Company free and clear of all liens, claims, encumbrances and adverse interests in accordance with the Real Property Forfeiture Orders, subject to certain limitations set forth in the Real Property Forfeiture Orders.  The transfer in furtherance of the agreement between the Company and the U.S. Attorney dated April 25, 2005 (the “Non-Prosecution Agreement”) of all right, title and interest previously held by the Rigas Family and by the Rigas Family Entities in certain other property and in any of the Company’s securities, as further discussed in Note 8, “SEC Civil Action and the United States Department of Justice Investigation,” is expected to occur in accordance with separate, subsequent court documentation.

Basis of Presentation

As a result of the Sale Transaction, the Company no longer has any continuing operations.  Following the Sale Transaction, the Company’s principal focus is to obtain confirmation of the Plan, complete all Bankruptcy Court proceedings, settle pre-petition liabilities and liquidate the Company.  Therefore, as a result of the Sale Transaction, complete liquidation of the Company is imminent and on August 1, 2006 the Company adopted a liquidation basis of

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)

accounting.  Under the liquidation basis of accounting, assets are recorded at their estimated realizable amounts and liabilities that will be paid in full are recorded at the present value of amounts to be paid.  Liabilities subject to compromise are recorded at their face amounts until they are settled, at which time they will be adjusted to their settlement amounts.  In connection with the adoption of a liquidation basis of accounting, the Company wrote down certain assets (primarily prepaid insurance) by $13,441,000 to reflect such assets at their net realizable value and recorded an estimated accrual for costs during the liquidation period of $212,605,000.  The net realizable value of the TWC Class A Common Stock is equal to its estimated fair value as the Company expects to distribute such shares to its creditors upon emergence from bankruptcy.  Under the liquidation basis of accounting, the net present value of the estimated remaining costs to be incurred during liquidation (exclusive of interest expense) is accrued.  The Company’s estimate for liquidation costs as of September 30, 2006 includes professional fees associated with the Chapter 11 proceedings, litigation matters and other legal matters ($109,793,000), compensation and benefits for the remaining employees ($49,733,000), and other miscellaneous general and administrative costs.  Such estimated costs are subject to change.  The Company expects that changes will be made to its estimated costs of liquidation, and such changes in estimates will be recognized in future periods as a change in the Company’s net liabilities in liquidation.  The estimated costs as of September 30, 2006 are based in large part on assumptions regarding the timing of emergence from bankruptcy, the resolution of litigation matters and the post-emergence length of time required to settle all matters of the Company.  If there are delays in these matters, actual costs incurred during liquidation could increase as a result of the need for additional internal and external resources.  A hearing to consider confirmation of the Plan is currently scheduled for December 7, 2006.  The Company anticipates that approximately $155 million of the liquidation costs as of September 30, 2006 will be paid in the next twelve months.

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the SEC.  Accordingly, certain information and footnote disclosures typically included in the Company’s financial statements filed with its Annual Report on Form 10-K have been condensed or omitted for this Quarterly Report.  In the opinion of management, the accompanying consolidated financial statements include all adjustments, which consist of only normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.  These financial statements should be read in conjunction with the Company’s 2005 Form 10-K.  However, financial statements for periods subsequent to the adoption of a liquidation basis of accounting are not comparable to the financial statements for periods prior to the adoption of a liquidation basis of accounting.  Prior to August 1, 2006, the consolidated financial statements were prepared on a going concern basis, which assumed continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business, and which did not purport to show, reflect or provide for the consequences of the Chapter 11 Cases or the Sale Transaction.

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

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)

Note 2:  Bankruptcy Proceedings and Sale of Assets of the Company

Overview

On July 11, 2002, the Creditors’ Committee was appointed, and on July 31, 2002, a statutory committee of equity holders (the “Equity Committee” and, together with the Creditors’ Committee, the “Committees”) was appointed.  The Committees have the right to, among other things, review and object to certain business transactions and may participate in the formulation of the Debtors’ plan of reorganization.  Under the Bankruptcy Code, the Debtors were provided with specified periods during which only the Debtors could propose and file a plan of reorganization (the “Exclusive Period”) and solicit acceptances thereto (the “Solicitation Period”).  The Debtors received several extensions of the Exclusive Period and the Solicitation Period from the Bankruptcy Court with the latest extension of the Exclusive Period and the Solicitation Period being through February 17, 2004 and April 20, 2004, respectively.  In early 2004, the Debtors filed a motion requesting an additional extension of the Exclusive Period and the Solicitation Period.  However, in 2004, the Equity Committee filed a motion to terminate the Exclusive Period and the Solicitation Period and other objections were filed regarding the Debtors’ request.  The Bankruptcy Court has extended the Exclusive Period and the Solicitation Period until the hearing on the motions is held and a determination by the Bankruptcy Court is made.  No hearing has been scheduled.  For additional information, see Note 8, “Arahova Motions.”  On August 17, 2006, certain holders of ACC Senior Notes filed a motion to terminate the Exclusive Period (the “Termination Motion”).  On August 25, 2006, certain bank lenders filed a motion to terminate the Exclusive Period or, alternatively, convert the Chapter 11 Cases to Chapter 7 (the “Bank Motions”).  A hearing on the motions was initiated on September 11 and 12, 2006.  By decision dated September 19, 2006, the Bankruptcy Court denied the Termination Motion.  A hearing on the Bank Motions has been adjourned by the parties.

Confirmation of Plan of Reorganization

For a plan of reorganization to be confirmed and become effective, the Debtors (other than the JV Debtors, for whom a plan has been confirmed) must, among other things:

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

On May 26, 2006, the Debtors filed a motion (the “363 Motion”) with the Bankruptcy Court seeking, among other things, approval to proceed with the Sale Transaction without first confirming a Chapter 11 plan of reorganization (other than with respect to the JV Debtors).  A hearing to consider certain amended bid protections proposed in the 363 Motion was held on June 16, 2006, and on that date the Bankruptcy Court entered an order approving new provisions for termination, for the payment of the breakup fee, a reduction in the purchase price under certain circumstances and reaffirming the effectiveness of the “no-shop provision” and overruling all objections thereto.  On June 28, 2006, the Bankruptcy Court entered an order (the “363 Approval Order”) approving the balance of the 363 Motion, including the approval of the sale of the Debtors’ assets in connection with the Sale Transaction.

On June 22, 2006, the Debtors filed the JV Plan for the JV Debtors with the Bankruptcy Court with respect to the Company’s partnerships with Comcast.  In response to the Debtors’ plan modification motion dated June 2, 2006 (the “Plan Modification Motion”), by order dated June 8, 2006, the Bankruptcy Court approved the information in the 363 Motion and the Plan Modification Motion as containing “adequate information” pursuant to Section 1125 of the

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)

Bankruptcy Code.  On June 29, 2006, the Bankruptcy Court entered an order (the “JV Confirmation Order”) confirming the JV Plan.  Together the JV Confirmation Order and the 363 Approval Order authorized, among other things, consummation of the Sale Transaction.  On July 31, 2006, the JV Plan became effective by its terms.  Accordingly, from and after July 31, 2006, the Debtors no longer include the JV Debtors.  The Company paid $1,783,349,000 of claims and related interest in the third quarter of 2006 in accordance with the JV Plan, of which $1,608,567,000 relates to pre-petition debt obligations.

Effective July 21, 2006, Adelphia entered into the Plan Agreement with the Settlement Parties.  Subsequently, on October 11, 2006, the PSA Parties entered into the Plan Support Agreement.  The Plan Support Agreement, among other things, sets forth the terms on which the PSA Parties have committed to support the Plan.  The Plan Support Agreement provides, among other things, that the PSA Parties will support a plan of reorganization that incorporates the terms of the Plan Agreement, as subsequently modified by the Plan Support Agreement, that provides for the transfer of value from certain unsecured creditors of various Adelphia subsidiaries to certain of Adelphia’s unsecured senior and trade creditors and is effective by December 22, 2006, unless extended in writing by the parties to the Plan Support Agreement.

On October 16, 2006, the Debtors and the Creditors’ Committee filed the Plan and the DSS with the Bankruptcy Court.  The Plan is based on the terms of the Plan Agreement and the Plan Support Agreement and proposes a global compromise and settlement of all disputes among the creditors, not all of whom are parties to these agreements.  By order dated October 17, 2006, the Bankruptcy Court approved the DSS, as containing “adequate information” pursuant to Section 1125 of the Bankruptcy Code.  The voting deadline for beneficial holders holding securities through intermediaries is November 20, 2006.  The voting deadline for all other parties in interest is November 27, 2006.  A hearing to consider confirmation of the Plan is scheduled for December 7, 2006.

Sale of Assets

On July 31, 2006, Adelphia completed the sale of assets, which in the aggregate comprise substantially all of its U.S. assets, to TW NY and Comcast.  Proceeds from the Sale Transaction totaled approximately $17.4 billion, consisting of cash in the amount of approximately $12.5 billion (including approximately $503 million of cash held in escrow) and approximately 156 million shares of TWC Class A Common Stock (including approximately 6.1 million shares of such stock held in escrow) with an estimated fair value as of the Closing Date of approximately $4.9 billion.  Such estimated fair value of the TWC Class A Common Stock as of July 31, 2006 was determined by the Company based on management’s review of projected discounted cash flows for TWC and market comparable data.  The Company recognized a gain on the Sale Transaction of $6,129,718,000.  The gain on the Sale Transaction is subject to adjustment and represents the difference between the sales proceeds and the net book value of the assets which were sold.

The aggregate purchase price is subject to certain post-closing adjustments.  Upon consummation of the Sale Transaction, a portion of the aggregate purchase price, consisting of $503,279,000 of cash and 6,148,283 shares of TWC Class A Common Stock, was deposited in escrow accounts to secure Adelphia’s indemnification obligations and any post-closing purchase price adjustments that may be due to TW NY and Comcast from Adelphia pursuant to the asset purchase agreements with TW NY and Comcast dated April 20, 2005, as amended (the “Purchase Agreements”).  Pursuant to the Purchase Agreements, the post-closing purchase price adjustments, if any, are likely to be finalized by no later than the end of the first quarter 2007.  To the extent such post-closing adjustments are in favor of TW NY or Comcast, the amount of the escrow released to the Company will be reduced.  To the extent such post-closing adjustments are in favor of the Company, TW NY or Comcast, as applicable, is required under the Purchase Agreement to contribute the amount of such post-closing adjustment into escrow.  On October 27, 2006, TW NY and Comcast delivered to the Company their calculations of the purchase price adjustments pursuant to the Purchase Agreements.  Based on TW NY’s and Comcast’s calculations, the net adjustment asserted would result in a payment of approximately $133 million to TW NY and Comcast.  The Company believes that additional post-closing adjustments of approximately $23 million are due from TW NY and Comcast. While the Company is still reviewing TW NY’s and Comcast’s calculations, at this time it believes that it will be sending a formal objection to TW NY and Comcast at the beginning of next month that challenges at a minimum, substantially all of the amount claimed.  As a result, the Company has not adjusted the gain on the Sale Transaction for these potential post-closing adjustments, and any such adjustments are not considered material to the gain that the Company recognized in the accompanying consolidated financial statements.  Additionally, the Company has not been provided with notice of any claims being asserted pursuant to the indemnification provisions of the respective Purchase Agreements, nor is the Company aware of any basis for such claims.  To the extent that

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)

we determine additional amounts are owed to either TW NY or Comcast in the future under the Purchase Agreements, the amount of the gain recognized on the Sale Transaction will be adjusted.

The TWC Class A Common Stock is expected to be listed on The New York Stock Exchange (the “NYSE”) in connection with an initial registered public offering of the TWC Class A Common Stock or within two weeks following the consummation of a plan of reorganization to distribute the proceeds of the Sale Transaction to the Company’s creditors and stakeholders (other than those of the JV Debtors) or, if not listed on the NYSE within a reasonable period following the initial registered offering or distribution pursuant to a plan of reorganization, on The Nasdaq Stock Market (the “Nasdaq”).

On the Closing Date, Adelphia entered into the Registration Rights Agreement with TWC pursuant to which Adelphia agreed to sell in a single firm-commitment underwritten public offering at least 33-1/3% of the TWC Class A Common Stock issued by TWC in the Sale Transaction (inclusive of the overallotment option, if any) within three months after a registration statement is declared effective (subject to delays under specified conditions).  Pursuant to the Registration Rights Agreement, TWC is required to file and have a registration statement covering these shares declared effective as promptly as possible and in any event, no later than January 31, 2007, subject to certain extensions.  Adelphia’s obligation to sell in such public offering terminates if Adelphia consummates a plan of reorganization pursuant to which (i) 75% of the TWC Class A Common Stock Adelphia received in the Sale Transaction (excluding TWC Class A Common Stock held in escrow pursuant to the Sale Transaction) is distributed to creditors pursuant to Section 1145 of the Bankruptcy Code and the TWC Class A Common Stock is listed on the NYSE or the Nasdaq within two weeks of the consummation of such plan, or (ii) 90% of the TWC Class A Common Stock Adelphia received in the Sale Transaction (excluding TWC Class A Common Stock held in escrow pursuant to the Sale Transaction) is distributed to creditors pursuant to Section 1145 of the Bankruptcy Code regardless of listing status.  Unless Adelphia’s obligation to sell in such public offering is terminated as described above, Adelphia will have the right to a demand registration and, under the circumstance described in the next sentence, a final registration for a distribution of the remaining TWC Class A Common Stock to Adelphia’s creditors and stakeholders under a Chapter 11 plan of reorganization.  Pursuant to the Registration Rights Agreement, TWC has the right to elect, in its sole discretion, to not rely on Section 1145 of the Bankruptcy Code and conduct a final registration for the distribution of the remaining TWC Class A Common Stock to the Company’s creditors and stakeholders.  Pursuant to the Registration Rights Agreement, Adelphia’s ability to distribute the TWC Class A Common Stock may be subject to lock-up periods following public offerings of TWC Class A Common Stock.  Pursuant to the Registration Rights Agreement, Adelphia is required to bear its legal and accounting fees (other than accounting fees that TWC has agreed to reimburse to Adelphia or pursuant to the Purchase Agreement with TW NY) and costs, underwriting discounts and selling commissions in connection with such offering.  On October 18, 2006, TWC filed an initial registration statement on a Form S-1 Registration Statement in connection with the registration of at least 33-1/3% of the TWC Class A Common Stock issued to Adelphia in the Sale Transaction.  This registration statement is not effective.

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

The ultimate amount of the Debtors’ and JV Debtors’ liabilities will be determined during the Debtors’ and JV Debtors’ claims resolution process.  The Bankruptcy Court has established bar dates of January 9, 2004, November 14, 2005, December 20, 2005 and May 1, 2006 for filing proofs of claim against the Debtors’ and the JV Debtors’ estates.  A bar date is the date by which proofs of claim must be filed if a claimant disagrees with how its claim appears on the

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)

Debtors’ and JV Debtors’ Schedules of Liabilities.  However, under certain limited circumstances, claimants may file proofs of claims after the bar date.  As of January 9, 2004, approximately 17,000 proofs of claim asserting in excess of $3.20 trillion in claims were filed, and as of September 30, 2006, approximately 19,700 proofs of claim asserting approximately $3.98 trillion in claims were filed, in each case including duplicative claims, but excluding any estimated amounts for unliquidated claims.  The aggregate amount of claims filed with the Bankruptcy Court far exceeds the Company’s estimate of ultimate liability.  The Debtors and Adelphia, the plan administrator for the JV Debtors (the “Plan Administrator”), currently are in the process of reviewing, analyzing and reconciling the scheduled and filed claims.  The Debtors and the Plan Administrator for the JV Debtors expect that the claims resolution process will take significant time to complete following the consummation of a plan of reorganization.  As the amounts of the allowed claims are determined, adjustments will be recorded in liabilities subject to compromise.

The Debtors and the Plan Administrator for the JV Debtors have filed numerous omnibus objections that address $3.88 trillion of filed claims, consisting primarily of duplicative claims.  Certain claims addressed in such objections were either: (i) reduced and allowed; (ii) disallowed and expunged; or (iii) subordinated by orders of the Bankruptcy Court.  Hearings on certain claims objections are ongoing.  Certain other objections have been adjourned to allow the parties to continue to reconcile such claims.  With the exception of (i) claims against the Debtors arising pursuant to four of the six pre-petition creditor agreements and (ii) claims against the Debtors arising under 28 series of notes issued pursuant to certain indentures, both of which will be treated in accordance with the Plan, approximately 1,730 claims totaling approximately $592 million have not yet been expunged, withdrawn, adjourned or allowed by the Debtors.  Additional omnibus objections may be filed as the claims resolution process continues.  Additionally, as a result of settlements between certain claimants and the Debtors and the Plan Administrator for the JV Debtors, approximately $84 billion of filed claims have been expunged or withdrawn.

Presentation

Liabilities subject to compromise are reported at the amounts expected to be allowed, even if they may be settled for lesser amounts.  For periods subsequent to the Petition Date, interest expense has been reported only to the extent that it is expected to be paid during the Chapter 11 proceedings.  In addition, no preferred stock dividends have been accrued subsequent to the Petition Date.

Liabilities subject to compromise consist of the following (amounts in thousands):

	September 30,	December 31,
	2006(a)	2005
Parent and subsidiary debt	$14,517,109	$16,136,960
Accounts payable	809,850	926,794
Accrued liabilities	1,187,074	1,202,610
Series B 13% Cumulative Exchangeable Preferred Stock due July 15, 2009	148,794	148,794
Liabilities subject to compromise	$16,662,827	$18,415,158

(a)             Effective August 1, 2006, the Company adopted a liquidation basis of accounting.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)

Following is a reconciliation of the changes in liabilities subject to compromise for the period from December 31, 2005 through September 30, 2006 (amounts in thousands):

Balance at December 31, 2005	$18,415,158
Verizon Media Ventures claims (a)	87,013
Disallowed pre-petition accrued interest expense (b)	(127,244)
Chapter 11 filing by the Forfeited Entities	(1,701)
Debt obligations associated with the JV Plan (c)	9,958
Interest on the JV Plan’s allowed claims (c)	50,952
Allowed claims under the JV Plan (d)	(1,797,782)
Estimated cost for rejected contracts	29,831
Settlements and other	(2,331)
Balance at July 31, 2006	16,663,854
Settlements and other	(1,027)
Balance at September 30, 2006	$16,662,827

(a)             In connection with the acquisition of Verizon Media Ventures, Inc. (“Verizon Media Ventures”), Adelphia issued shares of Class A Common Stock valued at $46,470,000.  Verizon Media Ventures had the option to require the Company to repurchase such shares, including related interest charges, in the event that the Company failed to register the shares within a specified period of time after the acquisition.  As a result of the claims reconciliation process, the Company determined that, prior to the Petition Date, Verizon Media Ventures had asked the Company to repurchase the shares.  Accordingly, the Company has revised the classification of the amount of the purchase price previously recorded through equity to liabilities subject to compromise.  In addition, the Company recorded losses of $40,054,000 during the seven months ended July 31, 2006, associated with claims asserted by Verizon Media Ventures in connection with two separate asset purchase agreements which were not consummated.  The losses recorded by the Company for these claims represent the impact of a settlement which has been reached by the parties and approved by the Bankruptcy Court on October 5, 2006.

(b)            During the seven months ended July 31, 2006, the Company reversed $127,244,000 of pre-petition interest expense which had previously been accrued as a result of a May 2006 Bankruptcy Court order which disallowed this interest.

(c)             During the second quarter of 2006 and the month ended July 31, 2006, the Company recorded $49,883,000 and $1,069,000, respectively, of additional interest expense for certain allowed claims under the JV Plan.  Other than pre-petition debt obligations which accrue interest at their contractual rate, the JV Plan generally provides for interest on allowed claims at a rate of 8% from the Petition Date through July 31, 2006.  In connection with the confirmation of the JV Plan, the Company also increased liabilities subject to compromise by $9,958,000 to reflect the allowed claims for the JV Debtors’ pre-petition debt obligations.

(d)            During the quarter ended September 30, 2006, the Company paid $1,783,349,000 of allowed claims and interest under the JV Plan (includes $1,608,567,000 of debt obligations).  Pre-petition debt obligations of $14,433,000 related to the JV Debtors yet to be disbursed under the JV Plan were reclassified to other liabilities in the accompanying unaudited consolidated statement of net liabilities in liquidation.

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

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)

Reorganization Income (Expenses) Due to Bankruptcy, net

Prior to the adoption of a liquidation basis of accounting, only those fees and other items directly related to the Chapter 11 filings were included in reorganization income (expenses) due to bankruptcy, net.  These fees and other items were adjusted by interest earned during reorganization and income related to the settlement of certain liabilities subject to compromise.  The following table sets forth certain components of reorganization income (expenses) due to bankruptcy, net under the going concern basis prior to August 1, 2006 for the indicated periods (amounts in thousands):

	Month ended July 31,	Three months ended September 30,	Seven months ended July 31,	Nine months ended September 30,
	2006	2005	2006	2005
Professional fees	$(12,436)	$(22,239)	$(82,269)	$(63,291)
Disallowed pre-petition accrued interest expense	—	—	127,244	—
Debt obligations associated with the JV Plan	—	—	(9,958)	—
Interest earned during reorganization	2,270	2,790	12,963	7,338
Settlements and other	631	(1,781)	5,124	3,149
Reorganization income (expenses) due to bankruptcy, net	$(9,535)	$(21,230)	$53,104	$(52,804)

In connection with the adoption of a liquidation basis of accounting, the Company recorded an estimated accrual for costs during the liquidation period of $212,605,000.  Such accrual includes an estimate for fees directly related to the Chapter 11 filings.

Note 3:  Variable Interest Entities

Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities (as subsequently revised in December 2003, “FIN 46-R”), requires variable interest entities, as defined by FIN 46-R, to be consolidated by the primary beneficiary if certain criteria are met.  Effective January 1, 2004, the Company began consolidating the Rigas Co-Borrowing Entities under FIN 46-R.  As described below, the Company ceased to consolidate Coudersport and Bucktail under FIN 46-R in the second quarter of 2005.  Pursuant to the RME Forfeiture Orders, all right, title and interest in the Forfeited Entities held by the Rigas Family and Rigas Family Entities prior to the Forfeiture Order were transferred to the Company on March 29, 2006.  The Forfeited Entities do not include Coudersport and Bucktail.  See Note 8 for additional information.  As a result, the Forfeited Entities became part of Adelphia and its consolidated subsidiaries on March 29, 2006 and the provisions of FIN 46-R are no longer applicable to the Forfeited Entities.

The April 2005 agreements approved by the District Court in the SEC civil enforcement action (the “SEC Civil Action”), including: (i) the Non-Prosecution Agreement; (ii) the Adelphia-Rigas Settlement Agreement (defined in Note 8, “Adelphia’s Lawsuit Against the Rigas Family”); (iii) the Government-Rigas Settlement Agreement (also defined in Note 8, “Rigas Criminal Action”); and (iv) the final judgment as to Adelphia (collectively, the “Government Settlement Agreements”), provide for, among other things, the forfeiture of certain assets by the Rigas Family and Rigas Family Entities.  As a result of the Forfeiture Order on June 8, 2005, the Company was no longer the primary beneficiary of Coudersport and Bucktail.  Accordingly, the Company ceased to consolidate Coudersport and Bucktail under FIN 46-R in the second quarter of 2005.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)

The consolidation of the Rigas Co-Borrowing Entities under FIN 46-R resulted in the following impact to the Company’s consolidated financial statements for the indicated periods (amounts in thousands):

	Three months ended March 31, 2006 *	Nine months ended September 30, 2005
Revenue	$53,459	$152,278
Operating income	$8,339	$13,722
Other (expense) income, net	$(644)	$433,732
Net income applicable to common stockholders	$7,695	$447,454

December 31, 2005
Current assets	$3,383
Noncurrent assets	$612,065
Current liabilities	$15,602
Noncurrent liabilities	$5,660

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

The transfer in furtherance of the Non-Prosecution Agreement of all right, title and interest previously held by the Rigas Family and by the Rigas Family Entities in certain other property and in any of the Company’s securities is expected to occur in accordance with separate, subsequent court documentation. As more fully described in Note 5, at September 30, 2006, $567,376,000 of the Company’s convertible subordinated notes which were held by the Rigas Family and Rigas Family Entities prior to the Forfeiture Order and, which have not yet been transferred to the Company, are included in liabilities subject to compromise in the accompanying unaudited consolidated statement of net liabilities in liquidation. Upon receipt of these securities, the Company will remove the related obligation from liabilities subject to compromise.

Also, in connection with the Government Settlement Agreements, the Company agreed to pay the Rigas Family an additional $11,500,000 for legal defense costs, which was paid by the Company in June 2005. The Government

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)

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

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)

Note 5:  Debt

The carrying value of the Company’s debt is summarized below for the indicated periods (amounts in thousands):

	September 30, 2006	December 31, 2005
Parent and subsidiary debt:
Secured:
DIP Facilities (a)	$—	$851,352
Capital lease obligations	—	17,546
Unsecured other subsidiary debt	—	286
Parent and subsidiary debt	$—	$869,184

Liabilities subject to compromise:
Parent debt — unsecured: (b)
Senior notes	$4,767,565	$4,767,565
Convertible subordinated notes (c)	1,992,022	1,992,022
Senior debentures	129,247	129,247
Pay-in-kind notes	31,847	31,847
Total parent debt	6,920,681	6,920,681

Subsidiary debt:
Secured
Notes payable to banks (d)	617,313	2,240,313
Co-Borrowing Facilities (e)	4,576,375	4,576,375
Unsecured
Senior notes	1,105,538	1,105,538
Senior discount notes	342,830	342,830
Zero coupon senior discount notes	755,031	755,031
Senior subordinated notes	208,976	208,976
Other subsidiary debt	121,424	121,424
Total subsidiary debt	7,727,487	9,350,487

Deferred financing fees(f)	(131,059)	(134,208)
Parent and subsidiary debt (Note 2)	$14,517,109	$16,136,960

(a)  Debtor-in-Possession (“DIP”) Facilities

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

The Third Extended DIP Facility generally was scheduled to mature upon the earlier of August 7, 2006 or the occurrence of certain other events, as described in the Third Extended DIP Facility. The Third Extended DIP Facility was comprised of an $800,000,000 revolving Tranche A Loan (including a $500,000,000 letter of credit subfacility) and a $500,000,000 term Tranche B Loan. The Third Extended DIP Facility was secured with a first priority lien on all of the Loan Parties’ unencumbered assets, a priming first priority lien on all assets of the Loan Parties securing their pre-petition bank debt and a junior lien on all other assets of the Loan Parties. The applicable margin on loans extended under the Third Extended DIP Facility was reduced (when compared to the Second Extended DIP Facility) to 1.00% per annum in the case of alternate base rate loans and 2.00% per annum in the case of adjusted London interbank offered rate

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)

(“LIBOR”) loans, and the commitment fee with respect to the unused portion of the Tranche A Loan was 0.50% per annum (which is the same fee that was charged under the Second Extended DIP Facility).

In connection with the completion of the Sale Transaction, on the Closing Date, the Loan Parties terminated the Third Extended DIP Facility. In connection with the termination of the Third Extended DIP Facility, the Loan Parties repaid all loans outstanding under the Third Extended DIP Facility and all accrued and unpaid interest thereon, with such payments totaling approximately $986,000,000. In addition, in connection with the termination of the Third Extended DIP Facility the Loan Parties paid all accrued and unpaid fees of the lenders under the Third Extended DIP Facility. In connection with these payments, the collateral agent under the Third Extended DIP Facility released any and all liens and security interests on the assets that collateralized the obligations under the Third Extended DIP Facility.

(b)  Parent Debt

All debt of Adelphia is structurally subordinated to the debt of its subsidiaries such that the assets of an indebted subsidiary are used to satisfy the applicable subsidiary debt before being applied to the payment of parent debt.

(c)  Convertible Subordinated Notes

The convertible subordinated notes include $1,029,876,000 aggregate principal amount of 6% convertible subordinated notes and $975,000,000 aggregate principal amount of 3.25% convertible subordinated notes. Prior to the Forfeiture Order, the Other Rigas Entities purportedly held $167,376,000 aggregate principal amount of the 6% notes and $400,000,000 aggregate principal amount of the 3.25% notes. The terms of the 6% notes and 3.25% notes provide for the conversion of such notes into Class A Common Stock (Class B Common Stock in the case of notes held by the Other Rigas Entities) at the option of the holder any time prior to maturity at an initial conversion price of $55.49 per share and $43.76 per share, respectively.

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

(d)  Notes Payable to Banks

The Company paid $1,608,567,000 of pre-petition debt obligations to certain banks in the third quarter of 2006 in accordance with the JV Plan. At September 30, 2006, pre-petition debt obligations of $14,433,000 related to the JV Debtors had not yet been paid out under the JV Plan. Such amounts were reclassified to other liabilities in the accompanying unaudited consolidated statement of net liabilities in liquidation.

(e)  Co-Borrowing Facilities

The co-borrowing facilities represent the aggregate amount outstanding pursuant to three separate co-borrowing facilities dated May 6, 1999, April 14, 2000 and September 28, 2001 (the “Co-Borrowing Facilities”). Each co-borrower is jointly and severally liable for the entire amount of the indebtedness under the applicable Co-Borrowing Facility regardless of whether that co-borrower actually borrowed that amount under such Co-Borrowing Facility. All amounts outstanding under Co-Borrowing Facilities represent pre-petition liabilities that have been classified as liabilities subject to compromise in the accompanying unaudited consolidated statement of net liabilities in liquidation at September 30, 2006 and the accompanying condensed consolidated balance sheet at December 31, 2005.

(f)  Deferred Financing Fees

In connection with the confirmation of the JV Plan, deferred financing fees of $9,958,000 related to the JV Debtors were removed from liabilities subject to compromise.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)

Other Debt Matters

Due to the commencement of the Chapter 11 proceedings and the Company’s failure to comply with certain financial covenants, the Company is in default on substantially all of its pre-petition debt obligations. Except as otherwise may be determined by the Bankruptcy Court, the automatic stay protection afforded by the Chapter 11 proceedings prevents any action from being taken against any of the Debtors with regard to any of the defaults under the pre-petition debt obligations. For additional information, see Note 2.

On September 22, 2006, certain holders of ACC Senior Notes filed a motion seeking, among other things, authorization to have the Debtors immediately repay all of the Debtors’ outstanding bank facilities, including the Co-Borrowing Facilities. The Bankruptcy Court held a conference on the motion on September 26, 2006. A hearing on the motion has not been scheduled yet.

Interest Rate Derivative Agreements

At the Petition Date, all of the Company’s derivative financial instruments had been settled or have since been settled except for one fixed rate swap, one variable rate swap and one interest rate collar. As the settlement of the remaining derivative financial instruments will be determined by the Bankruptcy Court, the $3,486,000 fair value of the liability associated with the derivative financial instruments at the Petition Date has been classified as a liability subject to compromise in the accompanying unaudited consolidated statement of net liabilities in liquidation and the condensed consolidated balance sheet.

Note 6:  Segments

As a result of the Sale Transaction, the Company no longer has any continuing operations. Prior to the Sale Transaction, the Company identified reportable segments as those consolidated segments that represent 10% or more of the combined revenue, net earnings or loss, or total assets of all of the Company’s operating segments as of and for the period ended on the most recent balance sheet date presented. Operating segments that did not meet this threshold were aggregated for segment reporting purposes within the “corporate and other” column. Prior to the Sale Transaction, the Company’s only reportable operating segment was its “cable” segment. The cable segment included the Company’s cable system operations (including consolidated subsidiaries, equity method investments and variable interest entities) that provided the distribution of analog and digital video programming and high-speed Internet (“HSI”) services to customers, for a monthly fee, through a network of fiber optic and coaxial cables. This segment also included the Company’s media services (advertising sales) business. The reportable cable segment included five operating regions that have been combined as one reportable segment because all of such regions had similar economic characteristics.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)

Selected financial information concerning the Company’s operating segments under the going concern basis prior to August 1, 2006 is presented below for the indicated periods (amounts in thousands):

	Cable	Corporate and other	Eliminations	Total
Operating and Capital Expenditure Data:
Month ended July 31, 2006
Revenue	$396,532	$906	$—	$397,438
Operating income (loss)	57,823	(26,042)	—	31,781
Capital expenditures for property and equipment	44,460	814	—	45,274
Three months ended September 30, 2005
Revenue	$1,086,684	$1,884	$—	$1,088,568
Operating income (loss)	67,635	(14,342)	—	53,293
Capital expenditures for property and equipment	183,747	11,374	—	195,121
Seven months ended July 31, 2006
Revenue	$2,741,467	$3,972	$—	$2,745,439
Operating income (loss)	383,392	(50,648)	—	332,744
Capital expenditures for property and equipment	324,728	5,167	—	329,895
Nine months ended September 30, 2005
Revenue	$3,248,627	$12,166	$—	$3,260,793
Operating income (loss)	251,078	(51,668)	—	199,410
Capital expenditures for property and equipment	510,538	22,774	—	533,312
Balance Sheet Information:
Total assets as of December 31, 2005	$12,562,225	$3,309,331	$(2,997,546)	$12,874,010

The Company did not derive more than 10% of its revenue from any one customer during the month and seven months ended July 31, 2006 or the three and nine months ended September 30, 2005. The Company’s long-lived assets related to its foreign operations were $6,517,000 as of December 31, 2005. The Company’s revenue related to its foreign operations was $1,772,000 during the month ended July 31, 2006; $4,706,000 during the three months ended September 30, 2005; $13,245,000 during the seven months ended July 31, 2006; and $13,362,000 during the nine months ended September 30, 2005. The Company’s assets and revenue related to its foreign operations were not significant to the Company’s financial position or results of operations, respectively, during any of the periods presented.

Note 7:  Comprehensive Income (Loss)

The Company’s comprehensive income (loss), net of tax, under the going concern basis prior to August 1, 2006 is presented below for the indicated periods (amounts in thousands):

	Month ended July 31, 2006	Three months ended September 30, 2005	Seven months ended July 31, 2006	Nine months ended September 30, 2005
Net income (loss)	$5,889,804	$(146,558)	$5,706,892	$61,738
Other comprehensive income (loss):
Foreign currency translation adjustments	—	1,212	(2,155)	(6,421)
Unrealized gains on securities, net of tax	—	(14)	18	784
Other comprehensive loss, net of tax	—	1,198	(2,137)	(5,637)
Comprehensive income (loss), net	$5,889,804	$(145,360)	$5,704,755	$56,101

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)

Note 8:  Contingencies

Letters of Credit

At September 30, 2006, the aggregate principal amount of letters of credit issued by the Company was $18,611,000 and these letters of credit are collateralized by cash of $20,532,000.

Litigation Matters

General.   The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies, in determining its accruals and disclosures with respect to loss contingencies. Accordingly, estimated losses from loss contingencies have been reflected as a charge to income for periods prior to August 1, 2006 and as a change to net liabilities in liquidation for periods subsequent to July 31, 2006 when information available indicates that it is probable that an asset had been impaired or a liability had been incurred and the amount of the loss can be reasonably estimated. If a loss contingency is not probable or reasonably estimable, disclosure of the loss contingency is made in the financial statements when it is reasonably possible that a material loss may be incurred.

SEC Civil Action and the United States Department of Justice Investigation.   On July 24, 2002, the SEC Civil Action was filed against Adelphia, certain members of the Rigas Family and others, alleging various securities fraud and improper books and records claims arising out of actions allegedly taken or directed by certain members of the Rigas Family who held all of the senior executive positions at Adelphia and constituted five of the nine members of Adelphia’s board of directors (none of whom remain with the Company).

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

As a result of the Sale Transaction, the Company’s contribution to the Restitution Fund will consist of $600,000,000 in cash and shares of TWC Class A Common Stock (with at least $200,000,000 in cash) and 50% of the first $230,000,000 of future proceeds, if any, from certain litigation against certain third parties. Unless extended on consent of the U.S. Attorney and the SEC, which consent may not be unreasonably withheld, and subject to the satisfaction of certain conditions not yet satisfied by the government, the Company must make these payments on or before the earlier of: (i) October 15, 2006; (ii) 120 days after confirmation of a stand-alone plan of reorganization; or (iii) seven days after the first distribution of stock or cash to creditors under any plan of reorganization (the SEC on behalf of itself and the U.S. Attorney has informed the Company that such distribution under the JV Plan does not create an obligation to make the restitution payment). The Company recorded charges of $425,000,000 and $175,000,000 during 2004 and 2002, respectively, related to the Non-Prosecution Agreement.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
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

The Non-Prosecution Agreement was subject to the approval of, and has been approved by, the Bankruptcy Court.  Adelphia’s consent to the final judgment in the SEC Civil Action was subject to the approval of, and has been approved by, both the Bankruptcy Court and the District Court.  Various parties have challenged and sought appellate review or reconsideration of the order of the Bankruptcy Court approving these settlements.  The District Court affirmed the Bankruptcy Court’s approval of the Non-Prosecution Agreement, Adelphia’s consent to the final judgment in the SEC Civil Action and the Adelphia-Rigas Settlement Agreement (defined below).  On March 24, 2006, various parties appealed the District Court’s order affirming the Bankruptcy Court’s approval to the United States Court of Appeals for the Second Circuit (the “Second Circuit”).  Adelphia has moved to dismiss that appeal on the grounds that it is moot, amounts to an impermissible collateral attack on the 363 Approval Order and is barred by res judicata.  The appeal from the District Court’s order affirming the Bankruptcy Court’s approval and Adelphia’s motion to dismiss that appeal are pending before the Second Circuit.  The order of the District Court approving Adelphia’s consent to the final judgment in the SEC Civil Action has not been appealed.  The appeals of the District Court’s approval of the Government-Rigas Settlement Agreement (defined below) and the creation of the Restitution Fund have been denied by the Second Circuit.

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

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)

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

Rigas Criminal Action.  In connection with an investigation conducted by the U. S. Department of Justice (the “DoJ”), on July 24, 2002, certain members of the Rigas Family and certain alleged co-conspirators were arrested, and on September 23, 2002, were indicted by a grand jury on charges including fraud, securities fraud, bank fraud and conspiracy to commit fraud (the “Rigas Criminal Action”).  On November 14, 2002, one of the Rigas Family’s alleged co-conspirators, James Brown, pleaded guilty to one count each of conspiracy, securities fraud and bank fraud.  On January 10, 2003, another of the Rigas Family’s alleged co-conspirators, Timothy Werth, who had not been arrested with the others on July 24, 2002, pleaded guilty to one count each of securities fraud, conspiracy to commit securities fraud, wire fraud and bank fraud.  The trial in the Rigas Criminal Action began on February 23, 2004 in the District Court.  On July 8, 2004, the jury returned a partial verdict in the Rigas Criminal Action.  John J. Rigas and Timothy J. Rigas were each found guilty of conspiracy (one count), bank fraud (two counts), and securities fraud (15 counts) and not guilty of wire fraud (five counts).  Michael J. Mulcahey was acquitted of all 23 counts against him.  The jury found Michael J. Rigas not guilty of conspiracy and wire fraud, but remained undecided on the securities fraud and bank fraud charges against him.  On July 9, 2004, the court declared a mistrial on the remaining charges against Michael J. Rigas after the jurors were unable to reach a verdict as to those charges.  The bank fraud charges against Michael J. Rigas have since been dismissed with prejudice.  On March 17, 2005, the District Court denied the motion of John J. Rigas and Timothy J. Rigas for a new trial.  On June 20, 2005, John J. Rigas and Timothy J. Rigas were convicted and sentenced to 15 years and 20 years in prison, respectively.  John J. Rigas and Timothy J. Rigas have appealed their convictions and sentences and remain free on bail pending resolution of their appeals.  On November 23, 2005, Michael J. Rigas pled guilty to a violation of Title 47, U.S. Code, Section 220(e) for making a false entry in a Company record (a form required to be filed with the SEC), and on March 3, 2006, was sentenced to two years of probation, including ten months of home confinement.

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
(Debtors-In-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
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

Pursuant to the Forfeiture Order, all right, title and interest of the Rigas Family and Rigas Family Entities in the Forfeited Entities, certain specified real estate and other property and any securities of the Company were forfeited to the United States.  On August 19, 2005, the Company filed a petition with the District Court seeking an order transferring title to these assets and securities to the Company.  Since that time, petitions have been filed by three lending banks, each asserting an interest in the Forfeited Entities for the purpose, according to the petitions, of protecting against the contingency that the Bankruptcy Court approval of certain settlement agreements is overturned on appeal.  In addition, petitions have been filed by two local franchising authorities with respect to two of the Forfeited Entities, by two mechanic’s lienholders with respect to two of the forfeited real properties and by a school district with respect to one of the forfeited real properties.  The Company’s petition also asserted claims to the forfeited properties on behalf of several entities (Century/ML Cable, Super Cable ALK International, A.A. (Venezuela), Century-TCI California, L.P., Century-TCI California Communications, L.P., Century-TCI Holdings, LLC, Parnassos, L.P., Parnassos Communications, L.P., Parnassos Holdings, LLC, Western NY Cablevision, L.P., Adlink Cable Advertising, LLC, and South Florida Cable Advertising) in which the Company no longer holds an interest.  Pursuant to the RME Forfeiture Orders, on March 29, 2006, all right, title and interest in the Forfeited Entities held by the Rigas Family and by the Rigas Family Entities prior to the Forfeiture Order were transferred to certain subsidiaries of the Company free and clear of all liens, claims, encumbrances and adverse interests in accordance with the RME Forfeiture Orders, subject to certain limitations set forth in the RME Forfeiture Orders.  On July 28, 2006, the District Court entered the Real Property Forfeiture Orders pursuant to which all right, title and interest previously held by the Rigas Family and the Rigas Family Entities in certain specified real estate and other property were transferred to certain subsidiaries of the Company free and clear of all liens, claims, encumbrances and adverse interests in accordance with the Real Property Forfeiture Orders, subject to certain limitations set forth in the Real Property Forfeiture Orders.  The transfer in furtherance of the Non-Prosecution Agreement of all right, title and interest previously held by the Rigas Family and by the Rigas Family Entities in certain other property and in any of the Company’s securities is expected to occur in accordance with separate, subsequent court documentation.  The government has requested that its next status report to the District Court regarding the forfeiture proceedings be submitted on November 17, 2006.

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

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)

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

On September 15, 2003, proposed lead plaintiffs and proposed co-lead counsel in the consolidated class action were appointed in the MDL Proceedings.  On December 22, 2003, lead plaintiffs filed a consolidated class action complaint.  Motions to dismiss have been filed by various defendants.  Beginning in the spring of 2005, the court in the MDL Proceedings granted in part various motions to dismiss relating to many of the actions, while granting leave to replead some claims.  As a result of the filing of the Chapter 11 Cases and the protections of the automatic stay, the Company is not named as a defendant in the amended complaint, but is a non-party.  The parties have continued to brief pleading motions, and no answer to the consolidated class action complaint, or the other actions, has been filed.  On August 22, 2006, the District Court granted summary judgment on some issues in favor of plaintiff Los Angeles County Employees Retirement Association and against John J. Rigas and Timothy J. Rigas based upon their criminal convictions.

The consolidated class action complaint seeks monetary damages of an unspecified amount, rescission and reasonable costs and expenses and such other relief as the court may deem just and proper.  The individual actions against the Company also seek damages of an unspecified amount.

On May 23, 2006, the lead plaintiffs, the named plaintiffs and the class reached a settlement with Deloitte & Touche LLP (“Deloitte”).  On June 7, 2006, the lead plaintiffs, the named plaintiffs and the class reached a settlement with the financial institutions.  The District Court entered an order preliminarily approving the settlements and set a hearing date of November 10, 2006 to consider final approval of the settlements.  At the hearing, the District Court approved the class settlement with Deloitte and the financial institutions.

Pursuant to Section 362 of the Bankruptcy Code, all of the securities and derivative claims that were filed against the Company before the bankruptcy filings are automatically stayed and not proceeding as to the Company.

The Company cannot predict the outcome of these proceedings or estimate the possible effects on the Company’s net liabilities in liquidation.

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

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)

The Company cannot predict the outcome of these proceedings or estimate the possible effects on the Company’s net liabilities in liquidation.

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

The Company cannot predict the outcome of these proceedings or estimate the possible effects on the Company’s net liabilities in liquidation.

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
(Debtors-In-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)

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

The Company cannot predict the outcome of these proceedings or estimate the possible effects on the Company’s net liabilities in liquidation.

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

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)

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

The Company and the Devon Liquidating Trust have executed a settlement agreement memorializing the terms of the settlement described above.  The settlement agreement was noticed in the bankruptcy proceeding, with an objection deadline of August 31, 2006.  As no objections to approval of the settlement agreement were received, the settlement agreement is deemed to have been approved by the Bankruptcy Court.

NFHLP Claim.  On January 13, 2003, Niagara Frontier Hockey, L.P., a Delaware limited partnership owned by the Rigas Family (“NFHLP”) and certain of its subsidiaries (the “NFHLP Debtors”) filed voluntary petitions to reorganize under Chapter 11 in the United States Bankruptcy Court of the Western District of New York (the “NFHLP Bankruptcy Court”) seeking protection under the U. S. bankruptcy laws.  Certain of the NFHLP Debtors entered into an agreement dated March 13, 2003 for the sale of certain assets, including the Buffalo Sabres National Hockey League team, and the assumption of certain liabilities.  On October 3, 2003, the NFHLP Bankruptcy Court approved the NFHLP joint plan of liquidation.  The NFHLP Debtors filed a complaint, dated November 4, 2003, against, among others, Adelphia and the Creditors’ Committee seeking to enforce certain prior stipulations and orders of the NFHLP Bankruptcy Court against Adelphia and the Creditors’ Committee related to the waiver of Adelphia’s right to participate in certain sale proceeds resulting from the sale of assets. Certain of the NFHLP Debtors’ pre-petition lenders, which are also defendants in the adversary proceeding, have filed cross-complaints against Adelphia and the Creditors’ Committee asking the NFHLP Bankruptcy Court to enjoin Adelphia and the Creditors’ Committee from prosecuting their claims against those pre-petition lenders.  Although proceedings as to the complaint itself have been suspended, the parties have continued to litigate the cross-complaints.  Discovery closed on November 1, 2005 and cross-motions for summary judgment were filed in January 2006 and have been fully briefed.  Oral argument on the motions was held on September 19, 2006 and has been continued to November 28, 2006.

The Company cannot predict the outcome of these proceedings or estimate the possible effects on the Company’s net liabilities in liquidation.

Adelphia’s Lawsuit Against Deloitte.  On November 6, 2002, Adelphia sued Deloitte, Adelphia’s former independent auditors, in the Court of Common Pleas for Philadelphia County.  The lawsuit seeks damages against Deloitte based on Deloitte’s alleged failure to conduct an audit in compliance with generally accepted auditing standards, and for providing an opinion that Adelphia’s financial statements conformed with GAAP when Deloitte allegedly knew

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)

or should have known that they did not conform.  The complaint further alleges that Deloitte knew or should have known of alleged misconduct and misappropriation by the Rigas Family, and other alleged acts of self-dealing, but failed to report these alleged misdeeds to the board of directors of Adelphia (the “Board”) or others who could have and would have stopped the Rigas Family’s misconduct.  The complaint raises claims of professional negligence, breach of contract, aiding and abetting breach of fiduciary duty, fraud, negligent misrepresentation and contribution.

Deloitte filed preliminary objections seeking to dismiss the complaint, which were overruled by the court by order dated June 11, 2003.  On September 15, 2003, Deloitte filed an answer, a new matter and various counterclaims in response to the complaint.  In its counterclaims, Deloitte asserted causes of action against Adelphia for breach of contract, fraud, negligent misrepresentation and contribution.  Also on September 15, 2003, Deloitte filed a related complaint naming as additional defendants John J. Rigas, Timothy J. Rigas, Michael J. Rigas, and James P. Rigas.  In this complaint, Deloitte alleges causes of action for fraud, negligent misrepresentation and contribution.  The Rigas defendants, in turn, have claimed a right to contribution and/or indemnity from Adelphia for any damages Deloitte may recover against the Rigas defendants.  On January 9, 2004, Adelphia answered Deloitte’s counterclaims.  On September 5, 2006, discovery was substantially completed and closed.  On September 11, 2006, the court signed an order extending certain pretrial deadlines by approximately 30 days and stating that the case will be ready for trial by February 2, 2007.

The Company cannot predict the outcome of these proceedings or estimate the possible effects on the Company’s net liabilities in liquidation.

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

Pursuant to an order dated January 26, 2006 (the “Arahova Order”), the Bankruptcy Court: (i) denied the motion to terminate the Arahova/Century Debtors’ exclusivity; (ii) denied the motion to appoint a trustee for the Arahova/Century Debtors, or, alternatively, to require the appointment of nonstatutory fiduciaries; and (iii) granted the motion for an order disqualifying WF&G from representing the Arahova/Century Debtors and any of the other Debtors in the Inter-Creditor Dispute.  Without finding that present management or WF&G have in any way acted inappropriately to date, the Bankruptcy Court found that WF&G’s voluntary neutrality in such disputes should be mandatory, except that the Bankruptcy Court stated that WF&G could continue to act as a facilitator privately to assist creditor groups that are parties to the Inter-Creditor Dispute reach a settlement.  The Arahova Noteholders’ Committee appealed the Arahova Order to the District Court, and on March 30, 2006, the District Court affirmed the Arahova Order.  On April 7, 2006, the Arahova Noteholders’ Committee appealed the Arahova Order to the Second Circuit.  On July 26, 2006, the Second Circuit entered a stipulation and order between the Debtors and the Arahova Noteholders’ Committee withdrawing the Arahova Noteholders’ Committee’s appeal from active consideration.  The Arahova Noteholders’ Committee may reactivate its appeal on or before January 19, 2007.

The Company cannot predict the outcome of these proceedings or estimate the possible effects on the Company’s net liabilities in liquidation.

Bank Fee Claims.  Under the terms of Adelphia’s pre-petition credit facilities (the “Credit Facilities”), Adelphia was obligated to reimburse and/or indemnify its pre-petition lenders (the “Non-Agent Lenders”) and administrative agents (the “Administrative Agents”) for certain fees and expenses incurred by such Non-Agent Lenders and Administrative

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)

Agents.  Claims for such fees and expenses will be resolved in connection with the consummation of Adelphia’s plan of reorganization, except as otherwise ordered by the Bankruptcy Court.  Pursuant to the Final DIP Order, Adelphia has been making monthly payments of all fees and expenses payable to the Administrative Agents under the Credit Facilities. The Company has recorded bank lender fees only to the extent it expects to pay such amounts during the Chapter 11 proceedings.

On April 28, 2006, the Creditors’ Committee filed a motion (subsequently joined by the Equity Committee) seeking to estimate the fees and expenses of the Non-Agent Lenders and the Administrative Agents, including all bank fees paid to the Administrative Agents pursuant to the Final DIP Order, at $50 million (the “Estimation Motion”).  The Estimation Motion remains pending with respect to the four Credit Facilities not addressed in the JV Plan.

Under the terms of the JV Plan, Adelphia is required to pay all bank lender fee claims incurred prior to the effective date of the JV Plan for  the two Credit Facilities of the JV Debtors. Pursuant to the JV Plan, a fund of $10 million was created for the reimbursement and/or indemnification of post-effective date fees and expenses, which is the sole source of payment for such reimbursement and/or indemnification.  The bank lenders have submitted claims purportedly for the pre-effective date bank fees described under the terms of the JV Plan.  Adelphia has submitted timely objections to substantially all of such fees based on, among other reasons, the fees submitted pursuant to the JV Plan related to all fees incurred by such lenders, and did not allocate such fees among all six Credit Facilities. As the Company cannot estimate the amount of the pre-effective date bank fees for the JV Debtors, no accrual for such fees has been made in the accompanying financial statements.

Under the terms of the Plan, if such plan becomes effective, Adelphia will be required to pay the pre-effective date Non-Agent Lender bank fees, subject to certain limitations.  Adelphia has estimated such fees to be between $50 million and $75 million.  In addition, the Plan proposes the creation of a fund for post-effective date bank fees of up to approximately $80 million.  If the Plan is confirmed and becomes effective by its terms, the Estimation Motion also would be settled.  The deadline by which creditors must vote to accept or reject the Plan is November 27, 2006 (and November 20, 2006 for creditors voting through intermediaries). The Company has not accrued for the aforementioned bank fees as, there can be no assurance as to whether or when the Plan will become effective and there can be no assurance as to the outcome of the Estimation Motion.

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

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)

On July 20, 2006, the Virginia District Court entered an agreed order in the Virginia Action (the “Agreed Order”) providing that Comcast Cable Communications Holdings, Inc. (“Comcast Cable Communications”) and Comcast of Georgia, Inc. (“Comcast Georgia,” together with Comcast Cable Communications, “Comcast Cable”), each a subsidiary of Comcast, will operate the cable systems in such communities from the Closing Date until the resolution of the Virginia Action.  Pursuant to the Agreed Order, during such interim period, Comcast Cable is prohibited from selling any of the system assets or making any physical, material, administrative or operational change that would tend to (i) degrade the quality of services to the subscribers, (ii) decrease income or (iii) diminish the material value of the system assets without the prior written consent of Martinsville Cable, Martinsville and Henry County.

On August 1, 2006, the Bankruptcy Court entered a stipulated order by the parties providing for the interim management of the systems by Comcast Cable upon terms and conditions substantially similar to those in the Virginia District Court Agreed Order.  The Company will continue to own the systems until a final resolution of Martinsville Cable’s Bankruptcy Court complaint.

On August 24, 2006, in the Virginia Action, the Virginia District court issued an order denying Martinsville Cable’s motion for summary judgment and granting the motion for summary judgment filed by TW NY and Comcast.  The Virginia District Court ruled that neither Martinsville Cable nor Martinsville is legally qualified to exercise the purchase rights provided for in the applicable franchise agreements.  Martinsville Cable did not appeal this decision.

On September 19, 2006, the Bankruptcy Court entered an order authorizing the assignment of the Debtors’ franchise agreements with Martinsville and Henry County, which were assigned Cable Holdco Exchange III, LLC, an afiliate of TW NY.  Such order reserves the rights of Martinsville and Henry County to assert that certain defaults under such franchise agreements have not been cured, which issue may be the subject of further adjudication by the Bankruptcy Court.

The Company cannot predict the outcome of these proceedings or estimate the possible effects on the Company’s net liabilities in liquidation.

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

On June 2, 2006, the Bankruptcy Court issued a temporary restraining order that, among other things, prohibited the TAC Defendants from continuing any further proceedings in the TAC Action.  Following the Bankruptcy Court’s issuance of the temporary restraining order, also on June 2, 2006, the TAC Defendants filed, in the Minnesota District Court, a motion to vacate the Bankruptcy Court’s June 2, 2006 order (the “Motion to Vacate”).  On June 5, 2006, on the Debtors’ motion, the Bankruptcy Court held the TAC Defendants in contempt for violating the temporary restraining order by filing the Motion to Vacate.  The contempt hearing has been continued so that the Bankruptcy Court may determine the scope of the TAC Defendants’ contempt, as well as what, if any, sanctions to impose.

On June 19, 2006, the Bankruptcy Court heard argument from the Debtors and the TAC Defendants on the Debtors’ motion for a preliminary injunction.  The Debtors and the TAC Defendants agreed that any preliminary injunction entered would be treated as a permanent injunction.  On June 26, 2006, the Bankruptcy Court entered a judgment declaring that the TAC Defendants’ efforts to enjoin the Sale Transaction in the TAC Action violated the

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)

automatic stay under 11 U.S.C. section 362(a)(3).  Also on that date, the Bankruptcy Court entered a permanent injunction (the “TAC Injunction”) enjoining the TAC Defendants from: (a) continuation of any further proceedings in the TAC Action; (b) taking any other action, with the exception of any action taken in the Bankruptcy Court, to interfere with the Debtors’ disposition of their assets; and (c) taking any other action, with the exception of any action taken in the Bankruptcy Court, to interfere with the Bankruptcy Court’s jurisdiction over the Debtors’ chapter 11 cases.  The TAC Injunction does, however, permit the TAC Defendants to proceed with the TAC Action in the Minnesota District Court, or elsewhere, but only to the extent that the TAC Defendants seek no relief other than: (a) damages; (b) an order requiring the Debtors and/or the Purchasers to carry TAC on their cable systems; and/or (c) post-Sale Transaction divestiture.

On June 26, 2006, the TAC Defendants filed a notice of appeal from the Bankruptcy Court’s judgment and permanent injunction.  On October 10, 2006, pursuant to a stipulation among the parties to the appeal, the District Court dismissed the TAC Defendants’ appeal with prejudice.  Dismissal of the TAC Defendants’ appeal did not affect the Bankruptcy Court’s earlier finding that the TAC Defendants were in contempt, or the continued contempt hearing.

The Company cannot predict the outcome of these proceedings or estimate the possible effects on the Company’s net liabilities in liquidation.

The Company’s Claims Against Motorola, Inc.  On June 22, 2006, the Debtors filed an adversary complaint (the “Complaint”) against Motorola, Inc. and certain of its subsidiaries (collectively, “Motorola”), as well as three transferees of claims filed by Motorola (the “Claim Transferees”), in the Bankruptcy Court.  The Complaint seeks recovery on behalf of the Debtors’ estates on various affirmative claims against Motorola and, additionally, raises certain objections and defenses of the Debtors to claims of approximately $66,000,000 (the “Motorola Claims”) asserted by Motorola in the Debtors’ bankruptcy proceedings.  Among other relief, the Complaint seeks damages from Motorola for aiding and abetting breaches of fiduciary duty by the Company’s former management in manipulating the Company’s consolidated financial statements and performance results for the fiscal years 2000 and 2001.  The Complaint also seeks avoidance and recovery of preferential and fraudulent transfers of more than $60,000,000 made to Motorola pursuant to Sections 544, 547, 548 and 550 of the Bankruptcy Code and applicable state law.  The Complaint further seeks avoidance of purported (but unperfected) liens asserted by Motorola against property of the Debtors pursuant to Section 544 of the Bankruptcy Code.  The Complaint also seeks disallowance of some or all of the Motorola Claims to the extent that the claims are improperly asserted against subsidiaries of the Company rather than the Company itself.  The Complaint further seeks equitable subordination under Bankruptcy Code Section 510(c) of the Motorola Claims, including claims held by the Claim Transferees, to the extent, if any, that such claims are allowed.

On August 14, 2006, Motorola filed its answer to the Complaint, denying all allegations of wrongdoing on Motorola’s part and asserting various affirmative defenses.  On September 6, 2006, the Claim Transferees also answered the Complaint.  The parties have made an initial exchange of documents and are proceeding with formulation of a discovery plan.  No trial date has been set.

The Company cannot predict the outcome of these proceedings or estimate the possible effects on the Company’s net liabilities in liquidation.

Rembrandt Technologies Adversary Proceeding.  On or about September 13, 2006, Rembrandt Technologies LP (“Rembrandt”) commenced an adversary proceeding in the Bankruptcy Court against Adelphia and certain of its current and former subsidiaries and affiliates claiming that between the filing of certain bankruptcy petitions for such entities and July 31, 2006, they infringed certain patents by providing high-speed cable modem Internet products and services to subscribers (the “Rembrandt Action”).  The complaint seeks a number of remedies including an award of damages for patent infringement, increased damages for alleged willful infringement and costs, attorneys’ fees and interest.  The complaint states that other affiliates of Adelphia may also be liable for infringement of such patents and that Rembrandt intends to amend its complaint to add such other affiliates or, if appropriate, to dismiss defendants who are shown not to have engaged in any infringing activity.  Also on September 13, 2006, Rembrandt filed proofs of administrative claim against the same entities that are named in the Rembrandt Action, premised on the same allegations made in the Rembrandt Action (the “Rembrandt Administrative Claim”), seeking, according to such claim, an amount not less than $130.3 million.  On September 20, 2006, Rembrandt’s counsel sent a letter (the “September 20 Letter”) to Adelphia’s counsel requesting that Adelphia establish a separate reserve in the amount of $130.3 million under the Plan to be used solely for purposes of satisfying the Rembrandt Administrative Claim to the extent that it is allowed as an

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)

administrative expense claim. Adelphia has informed Rembrandt that the September 20 Letter and Rembrandt’s court filings did not contain information that would permit Adelphia to conclude that the named debtors have any liability to Rembrandt, that any reserve is appropriate, or what the amount of any appropriate reserve should be and requested additional information relating to the bases for Rembrandt’s claims and requested reserve. In a letter dated October 27, 2006, counsel for Rembrandt advised Adelphia that the total amount of its claim was $131.5 million (as opposed to the $130.3 million figure specified when the complaint was filed).  On November 13, 2006, Rembrandt's counsel submitted an expert damages report that revised the claim downward to a figure between $92 million and $115 million.  If Adelphia and Rembrandt do not agree on or before November 29, 2006 on a value for the reserve that Rembrandt requests, an estimation hearing will be conducted on December 12, 2006.

The Company cannot predict the outcome of these proceedings or estimate the possible effects on the Company’s net liabilities in liquidation.

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

EPA Self Disclosure and Audit.  On June 2, 2004, the Company orally self-disclosed potential violations of environmental laws to the United States Environmental Protection Agency (“EPA”), and notified EPA that it intended to conduct an audit of its operations to identify and correct violations of certain environmental requirements. The potential violations primarily concern reporting and record keeping requirements arising from the Company’s storage and use of petroleum and batteries to provide backup power for its cable operations.  On July 6, 2006, the Company executed an agreement with EPA to settle EPA’s civil and administrative claims with respect to environmental violations that are identified by the Company, disclosed to EPA, and corrected in accordance with the agreement.  The agreement caps the Company’s total liability for civil and administrative fines for such violations at $233,000 subject to certain restrictions.  On July 24, 2006, the Bankruptcy Court approved the agreement.  Pursuant to the agreement, on July 26, 2006, the Company submitted the results of its environmental self-audit to EPA.  On August 7, 2006, EPA proposed a final settlement agreement that would resolve the Company’s liability for civil and administrative fines for the violations disclosed and corrected by the Company in exchange for a payment of $143,000. The Company executed the settlement agreement on August 15, 2006 and made the required payment of $143,000 on August 17, 2006.  The Company will submit a supplemental audit report to EPA upon completion of certain remaining corrective actions described in the July 6, 2006 agreement with EPA.

Based on current facts, the Company does not anticipate that this matter will have a material adverse effect on the Company’s net liabilities in liquidation.

Other.  The Company may be subject to various other legal proceedings and claims which arise in the ordinary course of business.  Management believes, based on information currently available, that the amount of ultimate liability, if any, with respect to any of these other actions will not materially affect the Company’s net liabilities in liquidation.

Note 9:  Employee Benefit Plans

Pursuant to their employment agreements, Adelphia’s Chief Executive Officer (the “CEO”), William T. Schleyer, and Chief Operating Officer (the “COO”), Ron Cooper, were eligible to receive equity awards of Adelphia stock upon the Debtors’ emergence from bankruptcy with a minimum aggregate fair value of $17,000,000, which could have been increased up to a maximum aggregate fair value of $25,500,000 at the discretion of the Board.

On June 9, 2006, the Debtors filed a motion (the “CEO/COO Motion”) with the Bankruptcy Court seeking authority to amend the provisions of these employment agreements with Mr. Schleyer and Mr. Cooper relating to Emergence Awards (a fixed amount Initial Equity Award of restricted shares and a discretionary Emergence Date Special Award of restricted shares, each as defined in their respective employment agreements).  On August 8, 2006, the Bankruptcy Court authorized and approved the employment agreement amendment relating to Mr. Cooper, which

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)

authorized the Company to pay Mr. Cooper $6,800,000 in cash in lieu of the Initial Equity Award of restricted shares and, subject to the discretion of the Board, up to $3,400,000 in cash in lieu of the Emergence Date Special Award of restricted shares.  In exchange for the Emergence Awards, on August 14, 2006, Mr. Cooper executed a release of any claims for additional compensation other than such Emergence Awards.  On August 16, 2006, Mr. Cooper received a cash payment from the Company of $6,800,000 in lieu of the Initial Equity Award of restricted shares.  On August 17, 2006, the Board approved the payment of $3,400,000 to Mr. Cooper in lieu of the Emergence Date Special Award of restricted shares, and such payment was made to Mr. Cooper on August 17, 2006.  Mr. Cooper resigned his employment with the Company on August 17, 2006, and the Company paid his severance pursuant to the terms of his employment agreement in the amount of $5,100,000.

On September 1, 2006, the Debtors filed a motion (the “Extended Post-Closing Incentive Motion”) requesting approval of (i) certain amendments to Mr. Schleyer’s employment agreement, similar to those described in the CEO/COO Motion, (ii) the implementation of an extended post-closing incentive program for the Executive Vice Presidents, and (iii) the implementation of an extended post-closing incentive program for certain of the Debtors’ other employees.  The hearing on the Extended Post-Closing Incentive Motion was held on September 14, 2006.

By order dated September 21, 2006 (the “Extended Post-Closing Incentive Order”), the Bankruptcy Court authorized and approved certain amendments to Mr. Schleyer’s employment  agreement (the “Amendment”) executed on January 17, 2003, as amended on February 21, 2003 and March 10, 2003 (together with the Amendment, the “Amended Employment Agreement”), providing for certain cash payments in lieu of equity awards of restricted stock to Mr. Schleyer, compensation during the post-close period and the immediate payment of Mr. Schleyer’s severance in connection with the consummation of the Sale Transaction pursuant to the terms of Mr. Schleyer’s employment agreement.  The Amendment established March 31, 2007 (the “Schleyer Termination Date”) as the date of termination of Mr. Schleyer’s employment with the Company, unless such employment is extended by mutual agreement or terminated prior to such date.  The Amendment also provides that should the effective date of a plan of reorganization for the Company or the date of commencement of liquidating distributions under chapter 7 of the Bankruptcy Code (the earlier of the two dates, “Emergence”) occur before the Schleyer Termination Date, Mr. Schleyer will immediately resign as Chief Executive Officer and Chairman of the Board and continue as a consultant to the Company until the Schleyer Termination Date.  Pursuant to the Amended Employment Agreement, after Emergence, the Company may terminate Mr. Schleyer’s employment as a consultant prior to the Schleyer Termination Date upon 30 days’ prior written notice.

The Amendment also provides that Mr. Schleyer shall be paid a bonus equal to 100% of his base salary for the period from July 31, 2006 until the Schleyer Termination Date (the “Bonus”).  By the terms of the Amendment, Mr. Schleyer shall be paid bi-weekly an amount equal to his prorated base salary and the Bonus.

Pursuant to the Amendment, Mr. Schleyer received a cash payment from the Company of $10,200,000 in connection with the consummation of the Sale Transaction in lieu of the grant of restricted shares that were to be awarded upon the Company’s emergence from bankruptcy as originally contemplated in his employment agreement, as amended through March 2003 (“2003 Employment Agreement”).  The 2003 Employment Agreement contemplated that Mr. Schleyer may be awarded a discretionary bonus of up to $5,100,000 in stock of the reorganized Company post-emergence (the “Discretionary Equity Award”).  The Amendment provides that Mr. Schleyer is entitled to receive a cash payment from the Company of $5,100,000 in lieu of such Discretionary Equity Award, which will be paid upon Emergence.

Pursuant to the Amendment, the Company has paid Mr. Schleyer a severance payment in an amount equal to three times the sum of his base salary and target bonus, or $7,650,000.

The Extended Post-Closing Incentive Order also authorized the Company to enter into and implement an extended Executive Vice President post-closing incentive program (the “Extended EVP Post-Closing Incentive Program”) that provides incentives for Brad Sonnenberg, the Company’s Executive Vice President and General Counsel, and Vanessa Wittman, the Company’s Executive Vice President and Chief Financial Officer (together, the “EVPs”), to remain employed by the Company after the period contemplated by the original post-closing incentive program.  The Extended Post-Closing Incentive Order provides that the EVPs will participate in the Extended EVP Post-Closing Incentive Program and continue their employment with the Company from August 1, 2006 through December 31, 2006 (the “Post-Close Period”).  If the Company is required to file a Form 10-K for the year ended December 31, 2006, at the

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)

discretion of the Creditors’ Committee, the EVPs may continue to be employed by the Company from January 1, 2007 through March 31, 2007 (the “Extended Post-Close Period”).

The Extended EVP Post-Closing Incentive Program provides that EVPs employed during the Post-Close Period will receive a bonus (the “Post-Close Bonus”) equal to five months of EVP Adjusted Base Salary (defined as base salary, short-term incentive plan award opportunities at target and performance retention plan award opportunities at target), and EVPs employed during the Extended Post-Close Period will receive a bonus (the “Extended Post-Close Bonus”) equal to three months of EVP Adjusted Base Salary.  Pursuant to the Extended EVP Post-Closing Incentive Program, the Company or the administrator of the Debtors’ plan of reorganization (the “Plan Administrator”) (as applicable) may terminate one or both EVPs prior to the end of the Post-Close Period (or the end of the Extended Post-Close Period, as applicable) only (i) for cause, (ii) upon mutual agreement between the EVP and the Company (“Mutual Termination”), or (c) as a result of the EVP’s death or disability.  Following any termination of an EVP’s employment during the Post-Close Period or Extended Post-Close Period (as applicable), each EVP will be entitled to receive his or her accrued but unpaid EVP Adjusted Base Salary and benefits through the date of termination.  Following a Mutual Termination or termination for death or disability, an EVP will be entitled to receive his or her aggregate Post-Close Bonus (and Extended Post-Close Bonus, as applicable).  In the event that the Company or Plan Administrator seeks to terminate one or both EVPs without cause, and such termination is not a Mutual Termination, such EVP may be required to forego providing services to the Company, but will remain an employee of the Company and will still be entitled to receive his or her EVP Adjusted Base Salary and benefits through the Post-Close Period (or the Extended Post-Close Period, as applicable).

Pursuant to the Extended EVP Post-Closing Incentive Program, if the Effective Date (defined as the effective date of a plan of reorganization for substantially all of the Debtors) occurs prior to the end of the Post-Close Period (or the extended Post-Close Period, as applicable), the EVPs may elect to voluntarily terminate their employment (an “Effective Date Termination”).  Upon an Effective Date Termination, if requested by the Creditors’ Committee in its sole discretion and appropriate notice is given, the EVPs have agreed to remain available to consult for the Company for three months following the Effective Date Termination.  If an Effective Date Termination occurs, the EVPs are entitled to receive the pro rata share of the Post-Close Bonus and/or Extended Post-Close Bonus, as applicable, that relates to the period between August 1, 2006 and the date of the Effective Date Termination.  Pursuant to the EVP Post-Closing Incentive Program, if an EVP terminates his or her employment for “good reason” (other than an Effective Date Termination), he or she will be paid his or her aggregate Post-Close Bonus (and Extended Post-Close Bonus, as applicable) and his or her aggregate EVP Adjusted Base Salary from such termination through the end of the Post-Close Period (and Extended Post-Close Period, as applicable).  However, except in the event of an Effective Date Termination or termination for “good reason,” an EVP who voluntarily terminates his or her employment prior to the end of either the Post-Close Period or Extended Post-Close Period, as applicable, will forfeit any unpaid bonus amounts.

The Extended EVP Post-Closing Incentive Program also provides that 50% of an EVP’s Post-Close Bonus will be paid on the date that is the earlier of (i) the end of the Post-Close Period and (ii) the effective date of a plan of reorganization for substantially all of the Debtors.  The remaining 50% of each EVP’s Post-Close Bonus will be paid at the end of the Post-Close Period.  The Extended EVP Post-Closing Program further provides that 100% of an EVP’s Extended Post-Close Bonus (if applicable) will be paid at the end of the Extended Post-Close Period.

The EVPs’ current employment agreements provide for the payment of severance upon a termination by the Company without cause.  The Extended EVP Post-Closing Incentive Program provides that the EVPs will be entitled to receive such severance payment upon approval of the implementation of such program, and such severance payments, in the amounts of $672,750 for Mr. Sonnenberg and $1,242,000 for Ms. Wittman, have been made.

The Extended Post-Closing Incentive Order also authorized the Company to enter into and implement an extended employee post-closing incentive program (the “Extended Employee Post-Closing Incentive Program”) for approximately 45 senior managers (the “Key Managers”).  The Key Managers who are selected to participate in the Extended Employee Post-Closing Incentive Program (the “Participants”) participate in such program in lieu of participation in the previously approved post-closing incentive program.  Each Participant will be offered participation in the Extended Employee Post-Closing Incentive Program for an assigned period of time (the “EKERP Period”). The program provides that Participants will be entitled to receive a bonus (the “EKERP Bonus”) equal to a percentage of their Adjusted Base Salary (defined as base salary, short-term incentive plan award opportunities at target and, if applicable, performance retention plan award opportunities at target).  The bonus percentage and amount will increase

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)

for longer periods of employment with the Company.  Specifically, Participants assigned an EKERP Period from August 1, 2006 through November 30, 2006 or earlier will receive a bonus equal to 50% of an amount equal to the aggregate Adjusted Base Salary for the period from August 1, 2006 through the earlier of the end of the Participant’s EKERP Period or November 30, 2006.  Participants assigned an additional EKERP Period from December 1, 2006 through April 30, 2007 or earlier will receive a bonus equal to 75% of an amount equal to the aggregate Adjusted Base Salary for the period from December 1, 2006 through the earlier of the end of such EKERP Period or April 30, 2007.  Participants employed on or after May 1, 2007 will receive a bonus equal to 100% of an amount equal to the aggregate Adjusted Base Salary for the period from May 1, 2007 until the end of their assigned EKERP Period.

Pursuant to the Extended Employee Post-Closing Incentive Program, 50% of a Participant’s aggregate EKERP Bonus will be paid on the date that is the earlier of (i) the end of the Participant’s EKERP Period, (ii) the effective date of a plan of reorganization for substantially all of the Debtors, and (iii) January 31, 2007.  The remaining 50% of each Participant’s aggregate EKERP Bonus will be paid at the end of the Participant’s EKERP Period.  The Extended Employee Post-Closing Incentive Program provides that Participants who are terminated without cause prior to the end of their EKERP Period will be entitled to receive their aggregate EKERP Bonus on their date of termination and their aggregate Adjusted Base Salary through the end of their EKERP Period.  However, Participants who voluntarily terminate their employment prior to the end of their EKERP Period will forfeit any unpaid EKERP Bonus amounts.

Under the Extended Employee Post-Closing Incentive Program, Messrs. Schleyer and Sonnenberg and Ms. Wittman will be authorized to award incremental awards (each, a “Discretionary EKERP Award”) in addition to EKERP Bonuses to up to ten Company employees.  The Company has agreed to consult with the Creditors’ Committee prior to making any Discretionary EKERP Award greater than 50% of the applicable employee’s proposed aggregate EKERP Bonus.  Each Discretionary EKERP Award is also subject to the approval of the Plan Administrator.

In connection with the Sale Transaction, the Company accrued $43,488,000 of severance, including the above described awards to the CEO, COO and EVPs at July 31, 2006.  At September 30, 2006, the Company had made $40,148,000 of such severance payments, leaving remaining accruals of $3,340,000.

Note 10:  Other Financial Information

Cash and Cash Equivalents

The Company’s cash and cash equivalents are maintained in U.S. financial institutions that are insured by the Federal Deposit Insurance Corporation up to $100,000.  The Company has not experienced any losses with respect to amounts maintained in excess of the insured amounts.

Short-term Investments

Short-term investments are carried at fair market value.  Changes in the fair market value of the Company’s investments are reflected in changes in fair values of assets and liabilities in the accompanying consolidated statement of changes in net liabilities in liquidation.

Supplemental Cash Flow Information

The table below sets forth the Company’s supplemental cash flow information under the going concern basis prior to August 1, 2006 (amounts in thousands):

	Seven months ended July 31,	Nine months ended September 30,
	2006	2005
Cash paid for interest	$393,504	$454,369
Capitalized interest	$(4,236)	$(7,781)

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)

Preferred Stock

Contractual dividends applicable to the Company’s preferred stock were $20,021,000 for the two months ended September 30, 2006.

Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123-R, Share-Based Payment (“SFAS No. 123-R”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123”), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  SFAS No. 123-R requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the employee’s requisite service period.  Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123-R using the modified prospective application method.  Under the modified prospective application method, the Company is required to recognize compensation cost for all stock option awards granted after January 1, 2006 and for all existing awards for which the requisite service had not been rendered as of the date of adoption.

As of January 1, 2006, there were 23,250 fully vested options outstanding under the Company’s only share based payment plan, the 1998 Long-Term Incentive Compensation Plan (the “1998 Plan”).  No awards were issued since 2001 pursuant to the 1998 Plan and the Company does not intend to grant any new awards pursuant to the 1998 Plan.  As no share based awards were granted after January 1, 2006, the adoption of SFAS No. 123-R did not have any impact on the Company’s financial position, results of operations or net liabilities in liquidation.

Recent Accounting Pronouncements

In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”).  EITF 04-5 provides guidance in assessing when a general partner controls and consolidates its investment in a limited partnership or similar entity.  The general partner is assumed to control the limited partnership unless the limited partners have substantive kick-out or participating rights.  The provisions of EITF 04-5 were required to be applied beginning June 30, 2005 for partnerships formed or modified subsequent to June 30, 2005 and were effective for general partners in all other limited partnerships beginning January 1, 2006.  EITF 04-5 had no impact on the Company’s financial position, results of operations or net liabilities in liquidation.

In July 2006, the FASB issued FASB Interpretation 48, Accounting for Income Tax Uncertainties (“FIN 48”).  FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority.  The recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties.  FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties.  FIN 48 is effective for fiscal years beginning after December 31, 2006.  Management has not yet determined the impact, if any, of adopting the provisions of FIN 48 on the Company’s net liabilities in liquidation.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes guidelines for measuring fair value in generally accepted accounting principles, and expands disclosures regarding fair value measurements.  SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the impact of SFAS No. 157, but does not expect the adoption of SFAS No. 157 to have a material impact on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Retirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”).  SFAS No. 158 requires employers to recognize the overfunded or underfunded status of a defined benefit post-retirement plan as an asset or liability in its statement of financial position.  Further, this statement requires employers to recognize changes in

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)

the funded status in the year in which the changes occur through comprehensive income.  SFAS No. 158 is effective for the fiscal year ending after December 15, 2006.  The Company is currently evaluating the impact that SFAS No. 158, but does not expect the adoption of SFAS No. 158 to have a material impact on the consolidated financial statements.

In September 2006, the SEC Staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements (“SAB No. 108”).  SAB No. 108 requires the use of two alternative approaches in quantitatively evaluating materiality of misstatements.  If the misstatement as quantified under either approach is material to the current year financial statements, the misstatement must be corrected.  In the year of adoption (fiscal years ending after November 15, 2006 or calendar year 2006 for Adelphia), the misstatements may be corrected as an accounting change by adjusting opening retained earnings rather than being included in the current year statement of operations.  The Company is currently evaluating the requirements of SAB No. 108 and the impact it may have on the consolidated financial statements.

Earnings (Loss) Per Common Share (“EPS”)

Prior to the adoption of a liquidation basis of accounting, the Company used the two-class method for computing basic and diluted EPS.  Basic and diluted EPS for the Class A Common Stock and the Class B Common Stock was computed by allocating the income applicable to common stockholders to Class A common stockholders and Class B common stockholders as if all of the earnings for the period had been distributed.  This allocation, and the calculation of the basic and diluted net income (loss) applicable to Class A common stockholders and Class B common stockholders, did not reflect any adjustment for interest on the convertible subordinated notes and did not reflect any declared or accumulated dividends on the convertible preferred stock, as neither had been recognized since the Petition Date.  Under the two-class method for computing basic and diluted EPS, losses were not allocated to each class of common stock, as security holders were not obligated to fund such losses.  The following table provides the income applicable to common stockholders that were allocated to the Class A Common Stock and Class B Common Stock for purposes of computing basic and diluted EPS for the periods in which the Company reported income (amounts in thousands):

	Month ended July 31, 2006	Seven months ended July 31, 2006	Nine months ended September 30, 2005
Basic EPS:
Income applicable to common stockholders allocated to Class A Common Stock	$5,333,315	$5,167,685	$55,377
Income applicable to common stockholders allocated to Class B Common Stock	$556,489	$539,207	$5,778
Diluted EPS:
Income applicable to common stockholders allocated to Class A Common Stock	$5,273,550	$5,109,776	$54,756
Income applicable to common stockholders allocated to Class B Common Stock	$616,254	$597,116	$6,399

Diluted EPS of Class A and Class B Common Stock considers the potential impact of dilutive securities.  For the three-month period ended September 30, 2005, the inclusion of potential common shares would have had an anti-dilutive effect.  Accordingly, potential common shares of 86,798,548 were excluded from the diluted EPS calculations for the three-month period ended September 30, 2005.  For the one-and seven-month periods ended July 31, 2006, 19,090 and 22,560, respectively, and for the three-and nine-month periods ended September 30, 2005, 30,448 and 187,418, respectively, of potential common shares subject to stock options have been excluded from the diluted EPS calculation as the option exercise price is greater than the average market price of the Class A Common Stock.

The Company’s potential common shares consist of Adelphia’s 5 1/2% Series D Convertible Preferred Stock (“Series D Preferred Stock”), 7 1/2% Series E Mandatory Convertible Preferred Stock (“Series E Preferred Stock”), 7 1/2% Series F Mandatory Convertible Preferred Stock (“Series F Preferred Stock”), 6% subordinated convertible notes, 3.25% subordinated convertible notes and stock options.  As a result of the filing of the Debtors’ Chapter 11 Cases, Adelphia, as of the Petition Date, discontinued accruing dividends on all of its outstanding preferred stock and has excluded those dividends from the diluted EPS calculations.  The debt instruments are convertible into shares of Class A and Class B Common Stock.  The preferred securities and stock options are convertible into Class A Common Stock.

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)

The basic and diluted weighted average shares outstanding used for EPS computations for the periods presented are as follows:

	Month ended July 31,	Three months ended September 30,	Seven months ended July 31,	Nine months ended September 30,
	2006	2005	2006	2005
Basic weighted average shares of Class A Common Stock	228,692,414	228,692,414	228,692,414	228,692,414
Potential common shares:
Convertible preferred stock	45,924,486	—	45,924,486	45,924,486
Convertible subordinated notes	28,683,846	—	28,683,846	28,683,846
Diluted weighted average shares of Class A Common Stock	303,300,746	228,692,414	303,300,746	303,300,746

Basic weighted average shares of Class B Common Stock	25,055,365	25,055,365	25,055,365	25,055,365
Potential common shares:
Convertible subordinated notes	12,159,768	—	12,159,768	12,159,768
Diluted weighted average shares of Class B Common Stock	37,215,133	25,055,365	37,215,133	37,215,133

Intangible Assets

The carrying value and accumulated amortization of intangible assets at December 31, 2005 are summarized below (amounts in thousands):

	Gross carrying value	Accumulated amortization	Net carrying value
Customer relationships and other	$1,641,146	$(1,186,540)	$454,606
Franchise rights			5,440,173
Goodwill			1,634,385
			$7,529,164

Goodwill and franchise rights were not amortized as their lives were determined to be indefinite.  Customer relationships represent the value attributed to customer relationships acquired in business combinations and were amortized over a 10-year period.  The Company amortized its customer relationships using the double declining balance method, which reflected the attrition patterns of its customer relationships.  Amortization of intangible assets aggregated $8,849,000 for the month ended July 31, 2006; $29,373,000 for the three months ended September 30, 2005; $63,415,000 for the seven months ended July 31, 2006; and $88,300,000 for the nine months ended September 30, 2005.

Accrued Liabilities

The details of accrued liabilities at December 31, 2005 are set forth below (amounts in thousands):

December 31,
2005
Programming costs	$116,239
Interest	51,627
Payroll	92,162
Property, sales and other taxes	51,181
Franchise fees	63,673
Other	176,717
Total	$551,599

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)

Tax Matters

The details of the Company’s income tax expense (benefit) are set forth below (amounts in thousands):

	Month ended July 31, 2006	Three months ended September 30, 2005	Seven months ended July 31, 2006	Nine months ended September 30, 2005
Current tax expense:
Federal	$165,000	$—	$165,000	$—
State	390,155	484	390,996	1,550
Deferred tax expense (benefit):
Federal	(307,966)	33,500	(246,466)	88,660
State	(45,241)	5,000	(36,141)	13,240
Total tax expense	$201,948	$38,984	$273,389	$103,450

The federal current tax expense in 2006 represents alternative minimum tax on the Sale Transaction primarily due to the limitation on the use of existing federal net operating loss carryforwards.  The state current tax expense in 2006 represents estimated taxes due on the Sale Transaction in the various states in which the Company does business.  All available state net operating loss carryforwards have been utilized in determining the state tax expense calculations.  These state net operating loss carryforwards have been adjusted for certain effects of filing the state income tax returns and the reevaluation of uncertain tax positions.  Based on these adjusted amounts, the Company’s previously recorded December 31, 2005 deferred tax asset for state net operating loss carryforwards and offsetting valuation allowance would have been $210,080,000 less than the amount originally recorded.  The Company expects to file amended returns for years 1999 through 2005.  Such returns are subject to examination by federal and state taxing authorities, generally, for a period of three years after the net operating loss is utilized.

Prior to the Sale Transaction, income tax expense primarily related to the increase in the deferred tax liability for franchise rights and goodwill intangible assets that were not amortized for financial reporting purposes, but were amortized for income tax purposes.  This deferred tax liability was reversed concurrent with the Sale Transaction and resulted in a deferred tax benefit of $913,141,000 for the one and seven months ended July 31, 2006.  SFAS 109, Accounting for Income Taxes, requires that any valuation allowance established for an acquired entity’s deductible temporary differences at the date of acquisition that is subsequently recognized, first reduces goodwill and other noncurrent assets related to the acquisition and then reduces income tax expense.  As a result of the Sale Transaction, the Company’s current tax expense was reduced by $547,935,000 as a result of the reversal of its valuation allowances attributable to the acquired temporary differences.  This reduction also resulted in a $547,935,000 reduction in the carrying value of historical goodwill and a corresponding increase in each of the gain on the Sale Transaction and deferred tax expense.

The Company has a taxable loss for the two months ended September 30, 2006.  The Company has recorded a full valuation allowance on the deferred tax asset associated with this loss.  As such, no current or deferred tax expense has been reflected in the accompanying consolidated statement of changes in net liabilities in liquidation.

Transaction with Former Director

In a letter agreement between Adelphia and FPL Group, Inc. (“FPL Group”) dated January 21, 1999, Adelphia agreed to (i) repurchase 20,000 shares of 8 1/8% Series C Cumulative Preferred Stock (“Series C Preferred Stock”) and 1,091,524 shares of Class A Common Stock owned by Telesat Cablevision, Inc., a subsidiary of FPL Group (“Telesat”) and (ii) transfer all of the outstanding common stock of West Boca Security, Inc. (“WB Security”), a subsidiary of Olympus, to FPL Group in exchange for FPL Group’s 50% voting interest and 1/3 economic interest in Olympus.  The Company owned the economic and voting interests in Olympus that were not then owned by FPL Group. At the time this agreement was entered into, Dennis Coyle, then a member of the Adelphia Board of Directors, was the General Counsel and Secretary of FPL Group. WB Security was a subsidiary of Olympus and WB Security’s sole asset was a $108,000,000 note receivable (the “WB Note”) from a subsidiary of Olympus that was secured by the FPL Group’s ownership interest in Olympus and due September 1, 2004.  On January 29, 1999, Adelphia purchased all of the aforementioned shares of Series C Preferred Stock and Class A Common Stock described above from Telesat for aggregate cash consideration of $149,213,000, and on October 1, 1999, the Company acquired FPL Group’s interest in

ADELPHIA COMMUNICATIONS CORPORATION AND SUBSIDIARIES
(Debtors-In-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)

Olympus in exchange for all of the outstanding common stock of WB Security.  The acquired shares of Class A Common Stock are presented as treasury stock in the accompanying condensed consolidated balance sheet.  The acquired shares of Series C Preferred Stock were returned to their original status of authorized but unissued.  On June 24, 2004, the Creditors’ Committee filed an adversary proceeding in the Bankruptcy Court, among other things, to avoid, recover and preserve the cash paid by Adelphia pursuant to the repurchase of its Series C Preferred Stock and Class A Common Stock together with all interest paid with respect to such repurchase.  A hearing date relating to such adversary proceeding has not yet been set. Interest on the WB Note is calculated at a rate of 6% per annum (or after default at a variable rate of LIBOR plus 5%).  FPL Group has the right, upon at least 60 days prior written notice, to require repayment of the principal and accrued interest on the WB Note on or after July 1, 2002.  As of September 30, 2006 and December 31, 2005, the aggregate principal and interest due to the FPL Group pursuant to the WB Note was $127,537,000. The Company has not accrued interest on the WB Note for periods subsequent to the Petition Date.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

General

On July 31, 2006, we completed the sale of assets, which in the aggregate comprise substantially all of our U.S. assets, to TW NY and Comcast.  Proceeds from the Sale Transaction totaled approximately $17.4 billion, consisting of cash in the amount of approximately $12.5 billion (including approximately $503 million of cash held in escrow) and approximately 156 million shares of TWC Class A Common Stock (including approximately 6.1 million shares of such stock held in escrow) with an estimated fair value as of the Closing Date of approximately $4.9 billion.  Such estimated fair value of the TWC Class A Common Stock as of July 31, 2006 was determined by us based on management’s review of projected discounted cash flows for TWC and market comparable data.  Such value is consistent with the approximately $4.9 billion value agreed with TW NY for purposes of the April 20, 2005 TW NY asset purchase agreement and the $4.85 billion value contained in the Plan Agreement agreed to by us, the Creditors’ Committee and certain creditors and ad hoc creditor committees in July 2006.  We recognized a preliminary gain on the Sale Transaction of approximately $6.1 billion.  The preliminary gain on the Sale Transaction is subject to adjustment.

The aggregate purchase price is subject to certain post-closing adjustments.  Upon consummation of the Sale Transaction, a portion of the aggregate purchase price, consisting of approximately $503 million of cash and 6,148,283 shares of TWC Class A Common Stock, was deposited in escrow accounts to secure our indemnification obligations and any post-closing purchase price adjustments that may be due to TW NY or Comcast from us pursuant to the Purchase Agreements.  Pursuant to the Purchase Agreements, the post-closing purchase price adjustments, if any, are likely to be finalized by no later than the end of the first quarter 2007.  To the extent such post-closing adjustments are in favor of TW NY or Comcast, the amount of the escrow released to us will be reduced.  To the extent such post-closing adjustments are in our favor, TW NY or Comcast, as applicable, is required under the Purchase Agreement to contribute the amount of such post-closing adjustment into escrow.  On October 27, 2006, TW NY and Comcast delivered to us their calculations of the purchase price adjustments pursuant to the Purchase Agreements.  Based on TW NY’s and Comcast’s calculations, the net adjustment asserted would result in a payment of approximately $133 million to TW NY and Comcast.  The Company believes that additional post-closing adjustments of approximately $23 million are due from TW NY and Comcast. While we are still reviewing TW NY’s and Comcast’s calculations, at this time we believe that we will be sending a formal objection to TW NY and Comcast at the beginning of next month that challenges at a minimum, substantially all of the amount claimed.  As a result, we have not adjusted the gain on the Sale Transaction for these potential post-closing adjustments, and any such adjustments are not considered material to the gain that we recognized in the accompanying consolidated financial statements.  Additionally, we have not been provided with notice of any claims being asserted pursuant to the indemnification provisions of the respective Purchase Agreements, nor are we aware of any basis for such claims.  To the extent that we determine additional amounts are owed to either TW NY or Comcast in the future under the Purchase Agreements, the amount of the gain recognized on the Sale Transaction will be adjusted.  For additional information regarding the Sale Transaction, see Note 2, “Bankruptcy Proceedings and Sale of Assets of the Company,” to the accompanying consolidated financial statements.

As a result of the Sale Transaction, we no longer have any continuing operations.  Following the Sale Transaction, our principal focus is to obtain confirmation of the Plan, complete all Bankruptcy Court proceedings, settle pre-petition liabilities and liquidate the Company.  Therefore, as a result of the Sale Transaction, complete liquidation of the Company is imminent and on August 1, 2006 we adopted a liquidation basis of accounting.  Under the liquidation basis of accounting, assets are recorded at their estimated realizable amounts and liabilities that will be paid in full are recorded at the present value of amounts to be paid.  Liabilities subject to compromise are recorded at their face amounts until they are settled, at which time they will be adjusted to their settlement amounts.  In connection with the adoption of a liquidation basis of accounting, we wrote down certain assets (primarily prepaid insurance) by approximately $13 million to reflect such assets at their net realizable value and recorded an estimated accrual for costs during the liquidation period of approximately $213 million.  The net realizable value of the TWC Class A Common Stock is equal to its estimated fair value as we expect to distribute such shares to our creditors upon emergence from bankruptcy.  Under the liquidation basis of accounting, the net present value of the estimated remaining costs to be incurred during liquidation (exclusive of interest expense) is accrued.  Our estimate for liquidation costs as of September 30, 2006 includes professional fees associated with the Chapter 11 proceedings, litigation matters and other legal matters ($109.8 million), compensation and benefits for the remaining employees ($49.7 million), and other miscellaneous general and administrative costs.  Such estimated costs are subject to change.  We expect that changes will be made to our estimated costs of liquidation, and such changes in estimates will be recognized in future periods as a change in net liabilities in liquidation.  The estimated costs as of September 30, 2006 are based in large part on assumptions regarding the timing of emergence from bankruptcy, the resolution of litigation matters and the post-emergence length of time required to settle all matters of the Company.  If there are delays in these matters, actual costs incurred during liquidation could increase as a result of the need for additional internal and external resources.  A hearing to consider confirmation of the Plan is currently scheduled for December 7, 2006.

Bankruptcy Proceedings

In June 2002, Adelphia and substantially all of its domestic subsidiaries filed voluntary petitions to reorganize under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court.  On June 10, 2002, Century filed a voluntary petition to reorganize under Chapter 11.  On October 6 and November 15, 2005, certain additional subsidiaries of Adelphia filed voluntary petitions to reorganize under Chapter 11.  On March 31, 2006, the Forfeited Entities and certain other entities filed voluntary petitions to reorganize under Chapter 11.  The bankruptcy proceedings for Century and the subsequent filers are being jointly administered with the Debtors and are included in the Chapter 11 Cases.  On June 29, 2006, the Bankruptcy Court confirmed the JV Plan for the JV Debtors.  On July 31, 2006, the JV Plan became effective by its terms.  Accordingly, from and after July 31, 2006, the Debtors no longer include the JV Debtors.  For additional information, see Note 2, “Bankruptcy Proceedings and Sale of Assets of the Company,” to the accompanying consolidated financial statements.

On May 26, 2006, the Debtors filed the 363 Motion with the Bankruptcy Court seeking, among other things, approval to proceed with the Sale Transaction without first confirming a Chapter 11 plan of reorganization (other than with respect to the JV Debtors).  A hearing to consider certain amended bid protections proposed in the 363 Motion was held on June 16, 2006, and on that date the Bankruptcy Court entered an order approving new provisions for termination, for the payment of the breakup fee, a reduction in the purchase price under certain circumstances and reaffirming the effectiveness of the “no-shop provision” and overruling all objections thereto.  On June 28, 2006, the Bankruptcy Court entered the 363 Approval Order approving the balance of the 363 Motion, including the approval of the sale of the Debtors’ assets in connection with the Sale Transaction.

On June 22, 2006, the Debtors filed the JV Plan for the JV Debtors with the Bankruptcy Court with respect to our partnerships with Comcast.  In response to the Debtors’ Plan Modification Motion, the Bankruptcy Court approved the information in the 363 Motion and the Plan Modification Motion as containing “adequate information” pursuant to Section 1125 of the Bankruptcy Code.  On June 29, 2006, the Bankruptcy Court entered the JV Confirmation Order confirming the JV Plan.  Together the JV Confirmation Order and the 363 Approval Order authorized, among other things, consummation of the Sale Transaction.  On July 31, 2006, the JV Plan became effective by its terms.  Accordingly, from and after July 31, 2006, the Debtors no longer include the JV Debtors.  We paid approximately $1.8 billion of bankruptcy claims in the third quarter of 2006 in accordance with the JV Plan, of which approximately $1.6 billion relates to pre-petition debt obligations.

Effective July 21, 2006, we entered into the Plan Agreement with the Settlement Parties.  Subsequently, on October 11, 2006, the PSA Parties entered into the Plan Support Agreement.  The Plan Support Agreement, among other things, sets forth the terms on which the PSA Parties have committed to support the Plan.  The Plan Support Agreement provides, among other things, that the PSA Parties will support a plan of reorganization that incorporates the terms of the Plan Agreement, as subsequently modified by the Plan Support Agreement, that provides for the transfer of value from certain unsecured creditors of various Adelphia subsidiaries to certain of Adelphia’s unsecured senior and trade creditors and is effective by December 22, 2006, unless extended in writing by the parties to the Plan Support Agreement.

On October 16, 2006, the Debtors and the Creditors’ Committee filed the Plan and the DSS with the Bankruptcy Court.  The Plan is based on the terms of the Plan Agreement and the Plan Support Agreement and proposes a global compromise and settlement of all disputes among the creditors, not all of whom are parties to these agreements.  By order dated October 17, 2006, the Bankruptcy Court approved the DSS as containing “adequate information” pursuant to Section 1125 of the Bankruptcy Code.  The voting deadline for beneficial holders holding securities through intermediaries is November 20, 2006.  The voting deadline for all other parties in interest is November 27, 2006.  A hearing to consider confirmation of the Plan is scheduled for December 7, 2006.

For additional information, see Note 2, “Bankruptcy Proceedings and Sale of Assets of the Company,” to the accompanying consolidated financial statements.

Termination of Third Extended DIP Facility

In connection with the completion of the Sale Transaction, on the Closing Date, we terminated the Third Extended DIP Facility.  In connection with the termination of the Third Extended DIP Facility, we repaid all loans outstanding under the Third Extended DIP Facility and all accrued and unpaid interest thereon, with such payments totaling approximately $986 million.  In addition, in connection with the termination of the Third Extended DIP Facility we paid all accrued and unpaid fees of the lenders and agent banks under the Third Extended DIP Facility.  In connection with these payments, effective as of the Closing Date, the collateral agent under the Third Extended DIP Facility released any and all liens and security interests on the assets that collateralized the obligations under the Third Extended DIP Facility.

CHANGES IN NET LIABILITIES IN LIQUIDATION

Two Months Ended September 30, 2006

The following table summarizes the changes in net liabilities in liquidation for the period presented (dollars in thousands):

Two months ended September 30,
2006

Effects of adopting a liquidation basis of accounting:
Accrual of liquidation costs	$(212,605)
Initial adjustment of assets to estimated realizable values	(13,441)
Net effect of adopting a liquidation basis of accounting	(226,046)

Changes in net liabilities in liquidation:
Change in estimate of net realizable value of TWC Class A Common Stock	756,173
Change in estimate of net realizable value of other assets	(1,004)
Settlement of liabilities subject to compromise	(762)
Interest income	83,289
Interest expense	(84,334)
Net change in fair values of assets and liabilities	753,362

Net change in net liabilities in liquidation	$527,316

The following is a discussion of our changes in net liabilities in liquidation and includes an analysis of significant changes for the two months ended September 30, 2006.

Effects of adopting a liquidation basis of accounting

In connection with the adoption of a liquidation basis of accounting, we wrote down certain assets (primarily prepaid insurance) by approximately $13 million to reflect such assets at their net realizable value and recorded an estimated accrual for costs during the liquidation period of approximately $213 million.  The net realizable value of the TWC Class A Common Stock is equal to its estimated fair value as we expect to distribute such shares to our creditors upon emergence from bankruptcy.  Under the liquidation basis of accounting, the net present value of the estimated remaining costs to be incurred during liquidation (exclusive of interest expense) is accrued.  Our estimate for liquidation costs as of September 30, 2006 includes professional fees associated with the Chapter 11 proceedings, litigation matters and other legal matters ($109.8 million), compensation and benefits for the remaining employees ($49.7 million) and other miscellaneous general and administrative costs.  Such estimated costs are subject to change.  We expect that changes will be made to our estimated costs of liquidation, and such changes in estimates will be recognized in future periods as a change in net liabilities in liquidation.  The estimated costs as of September 30, 2006 are based in large part on assumptions regarding the timing of emergence from bankruptcy, the resolution of litigation matters and the post-emergence length of time required to settle all matters of the Company.  If there are delays in these matters, actual costs incurred during liquidation could increase as a result of the need for additional internal and external resources.  A hearing to consider confirmation of the Plan is currently scheduled for December 7, 2006.

Changes in net liabilities in liquidation

During the two months ended September 30, 2006, we recorded a $756 million increase in the estimated fair value of the TWC Class A Common Stock that we received in the Sale Transaction.  Such increase reflects changes in market comparable data which was driven by the recent upward movement in the price of publicly-traded cable companies’ stocks.

RESULTS OF OPERATIONS

One Month Ended July 31, 2006 Compared to Three Months Ended September 30, 2005

As a result of the Sale Transaction, we no longer have any continuing operations, and we are no longer operating as a going concern.  We adopted a liquidation basis of accounting on August 1, 2006.  As such, the following discussion does not contain comparable periods.

The following table summarizes the results of operations for the periods presented prior to the adoption of a liquidation basis of accounting (dollars in thousands):

	One Month Ended July 31, 2006		Three Months Ended September 30, 2005
	$	% of Revenue	$	% of Revenue

Revenue	$397,438	100%	$1,088,568	100%

Costs and expenses:
Direct operating and programming	246,870	62	680,614	63
Selling, general and administrative	26,903	7	90,285	8
Investigation, re-audit and sale transaction costs	2,295	—	15,832	1
Depreciation	62,729	16	193,017	18
Amortization	10,639	3	32,795	3
Impairment of long-lived assets	16,560	4	23,063	2
Gain on disposition of long-lived assets	(339)	—	(331)	—
Total costs and expenses	365,657	92	1,035,275	95

Operating income	31,781	8	53,293	5
Other income (expense), net:
Gain on Sale Transaction	6,129,718	NM	—
Interest expense, net of amounts capitalized	(60,877)	(15)	(138,329)	(13)
Other income (expense), net	83	—	(2,998)	—
Total other income (expense), net	6,068,924	NM	(141,327)	(13)
Income (loss) before reorganization expenses, income taxes, share of income (losses) of equity affiliates, and minority’s interest	6,100,705	NM	(88,034)	(8)
Reorganization expenses due to bankruptcy, net	(9,535)	2	(21,230)	(2)
Income tax expense	(201,948)	NM	(38,984)	(4)
Share of income (losses) of equity affiliates, net	(1,081)	—	393	—
Minority’s interest in loss of subsidiary	1,663	—	1,297	—
Net income (loss)	$5,889,804	NM	$(146,558)	(14)%

NM — Not meaningful

The following is a discussion of our results of operations prior to the adoption of a liquidation basis of accounting that covers the one month period ended July 31, 2006 and the three month period ended September 30, 2005.  We adopted a liquidation basis of accounting on August 1, 2006.  Therefore, we caution readers that the following summary of historical operating results discusses non-comparable time periods.  We also caution readers that the following summary discusses operating results for periods in which we operated as a going concern, which are no longer meaningful now that we are no longer operating as a going concern and have adopted a liquidation basis of accounting.

Revenue

Prior to the adoption of a liquidation basis of accounting, revenue decreased $691 million, or 63%, during the one month ended July 31, 2006 as compared to the three months ended September 30, 2005.  The decrease in revenue is primarily attributable to the Sale Transaction.  As a result of the Sale Transaction, we are no longer operating as a going concern and thus are no longer generating revenue.  We adopted a liquidation basis of accounting on August 1, 2006.

Revenue for the one month ended July 2006 was $397 million as compared to $363 million for the same period in 2005.  The increase in revenue was primarily attributable to higher rates for basic and expanded basic service tiers and increased revenue from HSI services, enhanced product offerings and media services.  The positive impact of higher rates for basic and expanded basic service tiers was partially offset by a decrease in our basic subscriber base.  An increase in HSI subscribers accounted for the majority of the increase in HSI revenue.  The increase in media services revenue was attributable to an increase in both the average rate received and the volume of advertising sold.

Direct operating and programming costs

Prior to the adoption of a liquidation basis of accounting, direct operating and programming costs decreased $434 million, or 64%, during the one month ended July 31, 2006 as compared to the three months ended September 30, 2005.  The decrease in direct operating and programming costs is primarily attributable to the Sale Transaction.  Direct operating and programming costs represented 62% of revenue for both the month ended July 31, 2006 and 2005.  As a result of the Sale Transaction, we are no longer operating as a going concern and thus do not have any continuing operations.  We adopted a liquidation basis of accounting on August 1, 2006.

Selling, general and administrative expenses (“SG&A”)

Prior to the adoption of a liquidation basis of accounting, SG&A expenses decreased approximately $63 million, or 70%, during the one month ended July 31, 2006 as compared to the three months ended September 30, 2005. The decrease in SG&A expenses is primarily attributable to the Sale Transaction.  SG&A expenses represented 7% and 8% of revenue for the month ended July 31, 2006 and 2005, respectively.  As a result of the Sale Transaction, we are no longer operating as a going concern and thus do not have any continuing operations.  We adopted a liquidation basis of accounting on August 1, 2006.

Investigation, re-audit and sale transaction costs

 Prior to the adoption of a liquidation basis of accounting, investigation, re-audit and sale transaction costs decreased by $14 million, or 86%, during the one month ended July 31, 2006 as compared to the three months ended September 30, 2005. The decrease in these costs is primarily attributable to the Sale Transaction, which was consummated on July 31, 2006.  We adopted a liquidation basis of accounting on August 1, 2006.

Depreciation

Prior to the adoption of a liquidation basis of accounting, depreciation expense decreased by $130 million, or 68%, during the one month ended July 31, 2006 as compared to the three months ended September 30, 2005. The decrease in depreciation expense is primarily attributable to the Sale Transaction. We adopted a liquidation basis of accounting on August 1, 2006.

Amortization

Prior to the adoption of a liquidation basis of accounting, amortization expense decreased by $22 million, or 68%, during the one month ended July 31, 2006 as compared to the three months ended September 30, 2005. The decrease in amortization expense is primarily attributable to the Sale Transaction. We adopted a liquidation basis of accounting on August 1, 2006.

Impairment of long-lived assets

Impairment of long-lived assets was $17 million for the one month ended July 31, 2006 as compared to $23 million for the three months ended September 30, 2005.  Impairments for the one month ended July 31, 2006 included a $12 million charge for a building that was not sold in the Sale Transaction and $5 million related to the impairment of our franchise intangibles.  The $23 million impairment for 2005 relates to the impairment of our franchise intangibles.  The impairment of our franchise intangibles relates primarily to the loss of basic subscribers in certain geographic areas.  Prior to the Sale Transaction, we assessed impairment of our franchise and goodwill intangibles annually on July 1.  As a result of the Sale Transaction, we no longer have any franchise or goodwill intangible assets.

Gain on Sale Transaction

On July 31, 2006, we completed the sale of substantially all of our assets to TW NY and Comcast.  Proceeds from the sale transaction totaled approximately $17.4 billion.  We recognized a gain on the Sale Transaction of approximately $6.1 billion.  For additional information regarding the Sale Transaction, see Note 2, “Bankruptcy Proceedings and Sale of Assets of the Company,” to the accompanying consolidated financial statements.  As a result of the Sale Transaction, we adopted a liquidation basis of accounting on August 1, 2006.

Interest expense, net of amounts capitalized

Prior to the adoption of a liquidation basis of accounting, interest expense, net of amounts capitalized, decreased by $77 million, or 56%, during the one month ended July 31, 2006 as compared to the three months ended September 30, 2005.  The decrease in interest expense, net of amounts capitalized, is primarily attributable to the non-comparability of the periods which resulted from the adoption of a liquidation basis of accounting on August 1, 2006.  Higher average monthly outstanding debt balances and higher average interest rates for the month of July 2006 partially offset this decrease.  In connection with the Sale Transaction, we terminated the Third Extended DIP Facility.  In connection with the termination of the Third Extended DIP Facility, we repaid all loans outstanding under the Third Extended DIP Facility and all accrued and unpaid interest.  As such, interest expense will decrease for periods after July 31, 2006.  We have been paying interest on amounts outstanding under the pre-petition credit agreements, including the entire principal balance outstanding under the Co-Borrowing Facilities.  These payments will continue until such pre-petition obligations are settled.  See “Liquidity and Capital Resources” below.

Reorganization expenses due to bankruptcy, net

Prior to the adoption of a liquidation basis of accounting, certain income and expenses directly related to the Chapter 11 filings were included in reorganization expenses due to bankruptcy, net.  Reorganization expenses due to bankruptcy, net decreased by $12 million, or 55%, during the one month ended July 31, 2006 as compared to the three months ended September 30, 2005.  The decrease in reorganization expenses due to bankruptcy, net is primarily attributable to the non-comparability of the periods which resulted from the adoption of a liquidation basis of accounting on August 1, 2006.  We will continue to incur significant reorganization costs until we emerge from bankruptcy.  The estimated reorganization costs during the liquidation period have been included in our August 1, 2006 accrual of liquidation costs under the liquidation method of accounting.  For additional information, see “Changes in Net Liabilities in Liquidation” below and Note 2, “Bankruptcy Proceedings and Sale of Assets of the Company,” to the accompanying consolidated financial statements.

Income tax expense

We recorded income tax expense of $202 million and $39 million for the one month ended July 31, 2006 and the three months ended September 30, 2005, respectively.  The increase in income tax expense is attributable to the gain on the Sale Transaction.  In 2006, income tax expense differs from the amount that would have resulted from the application of statutory tax rates primarily due to the utilization of net operating loss carryforwards and the reversal of $365 million of deferred tax liabilities.  In 2005, income tax expense differs from the amount that would have resulted from the application of statutory tax rates primarily due to increases in the valuation allowance provided against our net operating loss carryforwards.  Income tax expense for 2005 primarily relates to the increase in our deferred tax liability for franchise rights and goodwill intangible assets that are not amortized for financial reporting purposes, but are amortized for income tax purposes.

Minority’s interest in loss of subsidiary

As part of the Sale Transaction, Comcast acquired the remaining ownership interest in certain partnerships in which Comcast held the minority interest and we held the majority interest.  As such, subsequent to the Sale Transaction, we no longer have an interest in these partnerships.  For additional information, see Note 2, “Bankruptcy Proceedings and Sale of Assets of the Company,” to the accompanying consolidated financial statements.

Share of income (losses) of equity affiliates, net

As part of the Sale Transaction, we sold certain of our investments in equity affiliates to TW NY and Comcast.  In connection with the adoption of a liquidation basis of accounting on August 1, 2006, our remaining investments in equity affiliates have been accounted for as assets held for sale in which we no longer recognize our share of earnings or losses.

Seven Months Ended July 31, 2006 Compared to Nine Months Ended September 30, 2005

As a result of the Sale Transaction, we no longer have any continuing operations.  We adopted a liquidation basis of accounting on August 1, 2006.  As such, the following discussion does not contain comparable periods.

The following table summarizes the results of operations for the periods presented (dollars in thousands):

	Seven Months Ended July 31, 2006		Nine Months Ended September 30, 2005
	$	% of Revenue	$	% of Revenue

Revenue	$2,745,439	100%	$3,260,793	100%

Costs and expenses:
Direct operating and programming	1,641,343	60	2,001,202	61
Selling, general and administrative	204,156	7	261,899	8
Investigation, re-audit and sale transaction costs	32,527	1	54,317	2
Depreciation	442,636	16	606,839	19
Amortization	77,170	3	106,827	3
Impairment of long-lived assets	16,560	1	23,063	1
Provision for uncollectible amounts due from the Rigas Family and Other Rigas Entities	—	—	13,338	—
Gain on disposition of long-lived assets	(1,697)	—	(6,102)	—
Total costs and expenses	2,412,695	88	3,061,383	94

Operating income	332,744	12	199,410	6
Other income (expense), net:
Gain on Sale Transaction	6,129,718	NM	—	—
Interest expense, net of amounts capitalized	(438,172)	(16)	(441,064)	(13)
Other income (expense), net	(107,983)	(4)	457,941	14
Total other income, net	5,583,563	NM	16,877	1
Income before reorganization income (expenses), income taxes, share of losses of equity affiliates and minority’s interest	5,916,307	NM	216,287	7
Reorganization income (expenses) due to bankruptcy, net	53,104	2	(52,804)	(2)
Income tax expense	(273,389)	(10)	(103,450)	(3)
Share of losses of equity affiliates, net	(1,899)	—	(975)	—
Minority’s interest in loss of subsidiary	12,769	—	2,680	—
Net income	$5,706,892	NM	$61,738	2%

NM — Not meaningful

The following is a discussion of our results of operations prior to the adoption of a liquidation basis of accounting that covers the seven-month period ended July 31, 2006 and the nine-month period ended September 30, 2005.  We adopted a liquidation basis of accounting on August 1, 2006.  Therefore, we caution readers that the following summary of historical operating results discusses non-comparable time periods.  We also caution readers that the following summary discusses operating results for periods in which we operated as a going concern, which are no longer meaningful now that we are no longer operating as a going concern and have adopted a liquidation basis of accounting.

Revenue

Prior to the adoption of a liquidation basis of accounting, revenue decreased $515 million, or 16%, during the seven months ended July 31, 2006 as compared to the nine months ended September 30, 2005.  The decrease in revenue is primarily attributable to the Sale Transaction.  As a result of the Sale Transaction, we are no longer operating as a going concern and thus are no longer generating revenue.  We adopted a liquidation basis of accounting on August 1, 2006.

Revenue for the seven months ended July 2006 was $2,745 million as compared to $2,535 million for the same period in 2005.  The increase in revenue was primarily attributable to higher rates for basic and expanded basic service tiers and increased revenue from HSI services, enhanced product offerings and media services.  The positive impact of higher rates for basic and expanded basic service tiers was partially offset by a decrease in our basic subscriber base.  An increase in HSI subscribers accounted for the majority of the increase in HSI revenue.  The increase in media services revenue was attributable to an increase in both the average rate received and the volume of advertising sold.

Direct operating and programming costs

Prior to the adoption of a liquidation basis of accounting, direct operating and programming costs decreased $360 million, or 18%, during the seven months ended July 31, 2006 as compared to the nine months ended September 30, 2005.  The decrease in direct operating and programming costs is primarily attributable to the Sale Transaction.  Direct operating and programming costs represented 60% and 61% of revenue for the seven months ended July 31, 2006 and 2005, respectively.  As a result of the Sale Transaction, we are no longer operating as a going concern and thus do not have any continuing operations.  We adopted a liquidation basis of accounting on August 1, 2006.

Selling, general and administrative expenses

Prior to the adoption of a liquidation basis of accounting, SG&A expenses decreased approximately $58 million, or 22%, during the seven months ended July 31, 2006 as compared to the nine months ended September 30, 2005. The decrease in SG&A expenses is primarily attributable to the Sale Transaction.  SG&A expenses represented 7% and 8% of revenue for the seven months ended July 31, 2006 and 2005, respectively.  As a result of the Sale Transaction, we are no longer operating as a going concern and thus do not have any continuing operations.  We adopted a liquidation basis of accounting on August 1, 2006.

Investigation, re-audit and sale transaction costs

Prior to the adoption of a liquidation basis of accounting, investigation, re-audit and sale transaction costs decreased by $22 million, or 40%, during the seven months ended July 31, 2006 as compared to the nine months ended September 30, 2005. The decrease in these costs is primarily attributable to the Sale Transaction.  These costs primarily related to costs associated with the Sale Transaction.  We adopted a liquidation basis of accounting on August 1, 2006.

Depreciation

Prior to the adoption of a liquidation basis of accounting, depreciation expense decreased by $164 million, or 27%, during the seven months ended July 31, 2006 as compared to the nine months ended September 30, 2005. The decrease in depreciation expense is primarily attributable to the Sale Transaction. We adopted a liquidation basis of accounting on August 1, 2006.

Amortization

Prior to the adoption of a liquidation basis of accounting, amortization expense decreased by $30 million, or 28%, during the seven months ended July 31, 2006 as compared to the nine months ended September 30, 2005. The decrease in amortization expense is primarily attributable to the Sale Transaction. We adopted a liquidation basis of accounting on August 1, 2006.

Impairment of long-lived assets

Impairment of long-lived assets was $17 million for the seven months ended July 31, 2006 as compared to $23 million for the nine months ended September 30, 2005.  Impairments for the seven months ended July 31, 2006 included a $12 million charge for a building that was not sold in the Sale Transaction and $5 million related to the impairment of our franchise intangibles.  The $23 million impairment for 2005 relates to the impairment of our franchise intangibles.  The impairment of our franchise intangibles relates primarily to the loss of basic subscribers in certain geographic areas.  Prior to the Sale Transaction, we assessed impairment of our franchise and goodwill intangibles annually on July 1.  As a result of the Sale Transaction, we no longer have any franchise or goodwill intangible assets.

Provision for uncollectible amounts due from the Rigas Family and Other Rigas Entities

During the nine months ended September 30, 2005, we recorded a $13 million provision for uncollectible amounts due from the Rigas Family and Other Rigas Entities due to further declines in the fair value of underlying securities.  For additional information, see Note 4, “Transactions with the Rigas Family and Other Rigas Entities,” to the accompanying consolidated financial statements.  We adopted a liquidation basis of accounting on August 1, 2006.

Gain on Sale Transaction

On July 31, 2006, we completed the sale of substantially all of our assets to TW NY and Comcast.  Proceeds from the sale transaction totaled approximately $17.4 billion.  We recognized a gain on the Sale Transaction of approximately $6.1 billion.  For additional information regarding the Sale Transaction, see Note 2, “Bankruptcy Proceedings and Sale of Assets of the Company,” to the accompanying consolidated financial statements.  As a result of the Sale Transaction, we adopted a liquidation basis of accounting on August 1, 2006.

Interest expense, net of amounts capitalized

Prior to the adoption of a liquidation basis of accounting, interest expense, net of amounts capitalized, decreased by $3 million or 1% during the seven months ended July 31, 2006 as compared to the nine months ended September 30, 2005.  The decrease in interest expense, net of amounts capitalized, is primarily attributable to the non-comparability of the periods which resulted from the adoption of a liquidation basis of accounting on August 1, 2006.  Higher average monthly outstanding debt balances and higher averaged interest rates in 2006 partially offset this decrease.  In addition, during the seven months ended July 31, 2006, we recorded $50 million of interest expense on allowed claims in connection with the confirmation of the JV Plan.  Interest expense for the nine months ended September 30, 2005 included $58 million of deferred financing costs which were written off as a result of the termination of our exit financing commitment in May 2005.  In connection with the Sale Transaction, we terminated the Third Extended DIP Facility.  In connection with the termination of the Third Extended DIP Facility, we repaid all loans outstanding under the Third Extended DIP Facility and all accrued and unpaid interest.  As such, interest expense has decrease for periods after July 31, 2006.  We have been paying interest on amounts outstanding under the pre-petition credit agreements, including the entire principal balance outstanding under the Co-Borrowing Facilities.  These payments will continue until such pre-petition obligations are settled.  See “Liquidity and Capital Resources” below.

Other income (expense), net

Other expense, net was $108 million versus other income, net of $458 million during the seven months ended July 31, 2006 and the nine months ended September 30, 2005, respectively.  This change was primarily due to a $64 million charge we recorded during 2006 in connection with our dispute with ML Media and a $39 million charge associated with claims asserted by Verizon Media Ventures in connection with two separate asset purchase agreements which were not consummated.  In connection with the 2005 Government Settlement Agreements, we recorded a $458 million net benefit related to the settlement of, among other matters, net amounts payable from us (including the Rigas Co-Borrowing Entities) to the Rigas Family and Other Rigas Entities during the six months ended June 30, 2005.  For additional information, see Note 4, “Transactions with the Rigas Family and Other Rigas Entities,” to the accompanying consolidated financial statements.

Reorganization income (expenses) due to bankruptcy, net

Reorganization expenses due to bankruptcy, net decreased by $106 million during the seven months ended July 31, 2006 as compared to the nine months ended September 30, 2005.

Prior to the adoption of a liquidation basis of accounting, certain income and expenses directly related to the Chapter 11 filings were included in reorganization income (expenses) due to bankruptcy, net.  Reorganization income (expenses) due to bankruptcy, net aggregated $53 million of net income and $53 million of net expense for the seven months ended July 31, 2006 and the nine months ended September 30, 2005, respectively.  The net reorganization income in 2006 resulted primarily from the net impact of the reversal of $127 million of accrued interest resulting from the Bankruptcy Court’s disallowance of such interest, $82 million of professional fees incurred in connection with the Chapter 11 Cases, $10 million of expense related to adjustments of liabilities subject to compromise to reflect the allowed claims for the JV Plan, $13 million of interest income earned during reorganization and $5 million of income related to settlements.  The net reorganization expense in 2005 resulted primarily from the net impact of $63 million of professional fees incurred in connection with the Chapter 11 Cases, $7 million of interest income earned during reorganization and $3 million of income related to settlements.  We will continue to incur significant reorganization costs until we emerge from bankruptcy.  The estimated reorganization costs during the liquidation period have been included in our August 1, 2006 accrual of liquidation costs under the liquidation method of accounting.  For additional information, see “Changes in Net Liabilities in Liquidation” below and Note 2, “Bankruptcy Proceedings and Sale of Assets of the Company,” to the accompanying consolidated financial statements.

Income tax expense

We recorded income tax expense of $273 million and $103 million for the seven months ended July 31, 2006 and the nine months ended September 30, 2005, respectively.  The increase in income tax expense is attributable to the gain on the Sale Transaction.  In 2006, income tax expense differs from the amount that would have resulted from the application of statutory tax rates primarily due to the utilization of net operating loss carryforwards and the reversal of $365 million of deferred tax liabilities.  In 2005, income tax expense differs from the amount that would have resulted form the application of statutory tax rates primarily due to increases in the valuation allowance provided against our net operating loss carryforwards.  Income tax expense for 2005 primarily relates to the increase in our deferred tax liability for franchise rights and goodwill intangible assets that are not amortized for financial reporting purposes, but are amortized for income tax purposes.

Minority’s interest in loss of subsidiary

As part of the Sale Transaction, Comcast acquired the remaining ownership interest in certain partnerships in which Comcast held the minority interest and we held the majority interest.  As such, subsequent to the Sale Transaction, we no longer have an interest in these partnerships.  For additional information, see Note 2, “Bankruptcy Proceedings and Sale of Assets of the Company,” to the accompanying consolidated financial statements.

Share of income (losses) of equity affiliates, net

As part of the Sale Transaction, we sold certain of our investments in equity affiliates to TW NY and Comcast.  In connection with the adoption of a liquidation basis of accounting on August 1, 2006, our remaining investments in equity affiliates have been accounted for as assets held for sale in which we no longer recognize our share of earnings or losses.

LIQUIDITY AND CAPITAL RESOURCES

On July 31, 2006, we completed the sale of assets, which in the aggregate comprise substantially all of our U.S. assets, to TW NY and Comcast.  Proceeds from the Sale Transaction totaled approximately $17.4 billion, consisting of cash in the amount of approximately $12.5 billion and approximately 156 million shares of TWC Class A Common Stock with an estimated fair value as of the Closing Date of approximately $4.9 billion.  The aggregate purchase price is subject to certain post-closing adjustments.  Upon consummation of the Sale Transaction, a portion of the aggregate purchase price, consisting of approximately $503 million of cash and 6,148,283 shares of TWC Class A Common Stock, was deposited in escrow accounts to secure our indemnification obligations and any post-closing purchase price adjustments that may be due to TW NY or Comcast from us pursuant to the Purchase Agreements.  Pursuant to the Purchase Agreements, the post-closing purchase price adjustments, if any, are likely to be finalized by no later than the end of the first quarter 2007.  On October 27, 2006, TW NY and Comcast delivered to us their calculations of the purchase price adjustments pursuant to the Purchase Agreements.  Based on TW NY’s and Comcast’s calculations, the net adjustment asserted would result in a net payment of approximately $133 million to TW NY and Comcast.  The Company believes that additional post-closing adjustments of approximately $23 million are due from TW NY and Comcast. While we are still reviewing TW NY’s and Comcast’s calculations, at this time we believe that we will be sending a formal objection to TW NY and Comcast at the beginning of next month that challenges at a minimum, substantially all of the amount claimed.  As a result, we have not adjusted the gain on the Sale Transaction for these potential post-closing adjustments and, any such adjustments are not considered material to the gain that we recognized in the accompanying consolidated financial statements.  Additionally, we have not been provided with notice of any claims being asserted pursuant to the indemnification provisions of the respective asset purchase agreements, nor are we aware of any basis for such claims.  To the extent that we determine additional amounts are owed to either TW NY or Comcast in the future under the Purchase Agreements, the amount of the gain recognized on the Sale Transaction will be adjusted.  For additional information regarding the Sale Transaction, see Note 2, “Bankruptcy Proceedings and Sale of Assets of the Company,” to the accompanying consolidated financial statements.

On March 17, 2006, the Loan Parties entered into the $1,300 million Third Extended DIP Facility, which superseded and replaced in its entirety the Second Extended DIP Facility.  The Third Extended DIP Facility was approved by the Bankruptcy Court on March 16, 2006 and closed on March 17, 2006.  In connection with the completion of the Sale Transaction, on the Closing Date, we terminated the Third Extended DIP Facility.  In connection with the termination of the Third Extended DIP Facility, we repaid all loans outstanding under the Third Extended DIP Facility and all accrued and unpaid interest thereon, with such payments totaling approximately $986 million.  In addition, in connection with the termination of the Third Extended DIP Facility we paid all accrued and unpaid fees of the lenders and agent banks under the Third Extended DIP Facility.  In connection with these payments, effective as of the Closing Date, the collateral agent under the Third Extended DIP Facility released any and all liens and security interests on the assets that collateralized the obligations under the Third Extended DIP Facility.

We also paid approximately $1.8 billion of claims in the third quarter of 2006 in accordance with the JV Plan, of which approximately $1.6 billion relates to pre-petition debt obligations.  In addition, at September 30, 2006, $80 million of cash has been reserved under the JV Plan for expenses and claims of the JV Debtors.

The remaining proceeds from the Sale Transaction will be used to fund our future liquidity requirements which consist primarily of pre-petition liabilities that are subject to compromise, fees and other items directly related to the Chapter 11 filings and costs associated with certain corporate functions that will continue either in part or in whole for some period of time following the Sale Transaction.  At September 30, 2006, our cash and cash equivalents and short-term investments totaled approximately $9.3 billion.  Our investment policy is designed to provide for short-term liquidity and low levels of risk.  We do not have any additional sources of liquidity.

At September 30, 2006, we had total liabilities of $17,688 million, which includes $16,633 million of pre-petition liabilities that are subject to compromise.  We currently cannot predict the amount of cash that will be required to settle pre-petition liabilities subject to compromise, as the rights and claims of the Debtors’ various creditors will be determined by a plan of reorganization that is ultimately subject to confirmation by the Bankruptcy Court.  Proceeds from the Sale Transaction are not sufficient to provide a full payout of all outstanding claims in the Chapter 11 Cases.  As of September 30, 2006, our liabilities exceeded our assets resulting in net liabilities in liquidation of $1,956 million.

CRITICAL ACCOUNTING ESTIMATES

Our critical accounting policies have changed from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2005 Form 10-K as the result of the Sale Transaction and the adoption of the liquidation basis of accounting in August 2006.

As of September 30, 2006, we believe the following accounting policies are critical in that they are important to the determination of net liabilities in liquidation and they require significant judgment and estimates.

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

The Debtors have filed numerous omnibus objections that address $3.88 trillion in claims, consisting primarily of duplicative claims.  Certain claims addressed in such objections were either: (i) reduced and allowed; (ii) disallowed and expunged; or (iii) subordinated by orders of the Bankruptcy Court.  Hearings on certain claims objections are ongoing.  Certain other objections have been adjourned to allow the parties to continue to reconcile such claims.  Additional omnibus objections may be filed as the claims resolution process continues.

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

Assessment of Loss Contingencies

We have legal and other contingencies that could result in significant losses upon the ultimate resolution of such contingencies.  We have provided for losses in situations where we have concluded that it is probable that a loss has been or will be incurred and the amount of the loss is reasonably estimable.  A significant amount of judgment is involved in determining whether a loss is probable and reasonably estimable due to the uncertainty involved in determining the likelihood of future events and estimating the financial statement impact of such events.  Accordingly, it is possible that upon the further development or resolution of a contingent matter, a significant charge could be recorded in a future period related to an existing contingent matter.  For additional information, see Note 8, “Contingencies,” to the accompanying consolidated financial statements.

Estimated Costs to be Incurred During Liquidation

 In connection with the adoption of a liquidation basis of accounting, we recorded an estimated accrual for costs during the liquidation period of approximately $213 million.  Under the liquidation basis of accounting, the net present value of the estimated remaining costs to be incurred during liquidation (exclusive of interest expense) is accrued.  Our estimate for liquidation costs as of September 30, 2006 includes professional fees associated with the Chapter 11 proceedings, litigation matters and other legal matters ($109.8 million), compensation and benefits for the remaining employees ($49.7 million), and other miscellaneous general and administrative costs.  Such estimated costs are subject to change.  We expect that changes will be made to our estimated costs of liquidation, and such changes in estimates will be recognized in future periods as a change in net liabilities in liquidation.  The estimated costs as of September 30, 2006 are based in large part on assumptions regarding the timing of emergence from bankruptcy, the resolution of litigation matters and the post-emergence length of time required to settle all matters of the Company.  If there are delays in these matters, actual costs incurred during liquidation could increase as a result of the need for additional internal and external resources.

Valuation of TWC Class A Common Stock

The estimated fair value of the TWC Class A Common Stock requires management to make significant estimates and assumptions that have a material impact on the carrying value of our investment.  The estimates and assumptions used are based on factors that management believes to be reasonable.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2005, the EITF reached a consensus on EITF 04-5.  EITF 04-5 provides guidance in assessing when a general partner controls and consolidates its investment in a limited partnership or similar entity.  The general partner is assumed to control the limited partnership unless the limited partners have substantive kick-out or participating rights.  The provisions of EITF 04-5 were required to be applied beginning June 30, 2005 for partnerships formed or modified subsequent to June 30, 2005, and are effective for general partners in all other limited partnerships beginning January 1, 2006.  EITF 04-5 had no impact on our financial position, results of operations or net liabilities in liquidation.

In July 2006, the FASB issued FIN 48.  FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority.  The recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties.  FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties.  FIN 48 is effective for fiscal years beginning after December 31, 2006.  We have not yet determined the impact, if any, of adopting the provisions of FIN 48 on our net liabilities in liquidation.

In September 2006, the FASB issued SFAS No. 157.  SFAS No. 157 defines fair value, establishes guidelines for measuring fair value in generally accepted accounting principles, and expands disclosures regarding fair value measurements.  SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  We are currently evaluating the impact of SFAS No. 157, but we do not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158.  SFAS No. 158 requires employers to recognize the overfunded or underfunded status of a defined benefit post-retirement plan as an asset or liability in its statement of financial position.  Further, this statement requires employers to recognize changes in the funded status in the year in which the changes occur through comprehensive income.  SFAS No. 158 is effective for the fiscal year ending after December 15, 2006.  We are currently evaluating the impact of SFAS No. 158, but we do not expect the adoption of SFAS No. 158 to have a material impact on our consolidated financial statements.

In September 2006, the SEC Staff issued SAB No. 108.  SAB No. 108 requires the use of two alternative approaches in quantitatively evaluating materiality of misstatements.  If the misstatement as quantified under either approach is material to the current year financial statements, the misstatement must be corrected.  In the year of adoption (fiscal years ending after November 15, 2006 or calendar year 2006 for Adelphia), the misstatements may be corrected as an accounting change by adjusting opening retained earnings rather than being included in the current year statement of operations.  We are currently evaluating the requirements of SAB No. 108 and the impact it may have on our consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk associated with changes in interest rates relates primarily to our debt obligations. As of September 30, 2006, all of our outstanding debt was subject to compromise.  We continue to pay interest on our pre-petition bank debt, all of which bears interest at variable rates and subjects us to interest rate risk. We had $5,194 million outstanding variable rate debt (for which we continue to pay interest) at September 30, 2006.  Assuming a hypothetical 100 basis point increase (or decrease) in interest rates, there would have been an increase or decrease in our interest expense of approximately $8.7 million for the two months ended September 30, 2006.

As of September 30, 2006, our short-term investments include U.S. Treasuries, federal agencies and government sponsored enterprises, commercial paper and repurchase agreements with weighted average maturities of 62 days.  At September 30, 2006, the carrying value of cash and cash equivalents and short-term investments were $6,240 million and $3,092 million, respectively, and approximates the fair value of such investments.

 The estimated fair value of the TWC Class A Common Stock we received in the Sale Transaction may increase or decrease based on the financial performance of TWC, movements in the price of publicly traded cable company stocks and general market conditions.

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

Our management, under the supervision and with the participation of our CEO, CFO and CAO, has completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended September 30, 2006.  Based on our evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, our management, including our CEO, CFO and CAO, concluded that as of September 30, 2006, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2006, there were no changes in our internal control over financial reporting identified in connection with the evaluation of our disclosure controls and procedures for the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  However, as a result of our disposition of assets in the Sale Transaction, certain of our processes and controls are no longer applicable to our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Bankruptcy Proceedings.  On June 25, 2002, Adelphia and substantially all of its wholly owned, domestic subsidiaries filed voluntary petitions to reorganize under Chapter 11 in the Bankruptcy Court.  Previously, on June 10, 2002, Century filed a voluntary petition to reorganize under Chapter 11.  On October 6 and November 15, 2005, certain additional subsidiaries of Adelphia filed voluntary petitions to reorganize under Chapter 11 and, on March 31, 2006, the Forfeited Entities and certain other entities filed voluntary petitions to reorganize under Chapter 11.  The Debtors are currently operating their businesses as debtors-in-possession under Chapter 11.  These cases are jointly administered under the caption “In re: Adelphia Communications Corporation, et al., Case No. 02-41729.”

As further described in Note 2, “Bankruptcy Proceedings and Sale of Assets of the Company,” to the accompanying consolidated financial statements, on the Closing Date, Adelphia consummated the Sale Transaction and the JV Plan became effective.  Accordingly, from and after the Closing Date, the Debtors no longer include the JV Debtors.

Under the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most other pending litigation, are stayed and other contractual obligations against the Company generally may not be enforced. Subject to certain exceptions, the Plan, which must be voted upon by holders of claims and equity interests and approved by the Bankruptcy Court, will release and bar prosecution of actions based on pre-petition contractual liabilities, including certain of the proceedings described in Note 8, “Contingencies — Litigation Matters,” to the accompanying consolidated financial statements.

The Company cannot predict the outcome of these proceedings or estimate the possible effects on the Company’s net liabilities in liquidation.

Other Legal Proceedings.  See Note 8, “Contingencies — Litigation Matters,” to the accompanying consolidated financial statements.

ITEM 1A.  RISK FACTORS

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

The actual costs incurred during liquidation may exceed our current estimates, which will reduce the amount available for distribution to the stakeholders under a plan of reorganization.

We recorded an estimated accrual for costs during the liquidation period of approximately $213 million.  Under the liquidation basis of accounting, the net present value of the estimated remaining costs to be incurred during liquidation (exclusive of interest) is accrued.  Our estimate for liquidation costs as of September 30, 2006 includes professional fees associated with the Chapter 11 proceedings, litigation matters and other legal matters, compensation for the remaining employees, accounting and audit fees and other miscellaneous general and administrative costs.  Such estimated costs are subject to change.  We expect that changes will be made to our estimated costs of liquidation, and such changes in estimates will be recognized in future periods as a change in the Company’s net liabilities in liquidation.  The estimated costs as of September 30, 2006 are based in large part on assumptions regarding the timing of emergence from bankruptcy, the resolution of litigation matters and the post-emergence length of time required to settle all matters of the Company.  If there are delays in these matters, actual costs incurred during liquidation could increase as a result of the need for additional internal and external resources, which would reduce the amount available for distribution to the stakeholders under a plan of reorganization.

Allowance of claims may substantially dilute the recovery to holders of claims and equity interests under a plan of organization.

As of January 9, 2004, approximately 17,000 proofs of claim asserting in excess of $3.20 trillion in claims were filed and, as of September 30, 2006, approximately 19,700 proofs of claim asserting approximately $3.98 trillion in claims were filed, in each case including duplicative claims but excluding any estimated amounts for unliquidated claims.  The Debtors are in the process of reviewing, analyzing and reconciling the scheduled and filed claims and have filed several omnibus objections that address approximately $3.88 trillion of such claims.  Hearings on certain claims objections are ongoing.  Although certain claims addressed in such omnibus objections have been reduced and allowed, disallowed and expunged or subordinated by orders of the Bankruptcy Court, the ultimate number and allowed amounts of such claims are not determinable at present, and the Debtors expect that the claims resolution process will take significant time to complete and will continue following consummation of a plan of reorganization. The failure to obtain disallowance of a substantial majority of these proofs of claims would substantially dilute the recoveries to the Debtors’ stakeholders under a plan of reorganization.

Risk Factors relating to the Sale Transaction

The aggregate purchase price we received in the Sale Transaction is subject to certain post-closing adjustments, which, if any become payable  to TW NY or Comcast, would reduce the amount available for distribution to the stakeholders under a plan of reorganization.

On the Closing Date, we completed the sale of assets, which in the aggregate comprise substantially all of our U.S. assets, to TW NY and Comcast.  Proceeds from the Sale Transaction totaled approximately $17.4 billion, consisting of cash in the amount of approximately $12.5 billion and approximately 156 million shares of TWC Class A Common Stock with an estimated fair value as of the Closing Date of approximately $4.9 billion.  The aggregate purchase price is subject to certain post-closing purchase price adjustments.  Upon consummation of the Sale Transaction, a portion of the aggregate purchase price, consisting of approximately $503 million of cash and 6,148,283 shares of TWC Class A Common Stock, was deposited in escrow accounts to secure Adelphia’s indemnification obligations and any post-closing purchase price adjustments that may be due to TW NY or Comcast from Adelphia pursuant to the Purchase Agreements.  Pursuant to the Purchase Agreements, the post-closing purchase price adjustments, if any, are likely to be finalized by no later than the end of the first quarter 2007.  To the extent such post-closing adjustments are in favor of TW NY or Comcast, the amount of the escrow ultimately released to us will be reduced, and the amount available for distribution to the stakeholders under a plan of reorganization would be reduced.

The fair value of the TWC Class A Common Stock we received in the Sale Transaction may decrease, which would reduce the amount available for distribution to the stakeholders under a plan of reorganization.

The fair value of the TWC Class A Common Stock we received in the Sale Transaction may decrease based on the financial performance of TWC, movements in the price of publicly traded cable company stocks and general market conditions.  Any decrease would reduce the amount available for distribution to the stakeholders under a plan of reorganization.

A substantial portion of the cash we received in the Sale Transaction is invested in short-term investments.  Such investments are subject to credit exposure and interest rate fluctuations, which could result in the increase or decrease in the value of the investment.  Any decrease would reduce the amount available for distribution to the stakeholders under a plan of reorganization.

A substantial portion of the cash we received in the Sale Transaction is invested in short-term money market instruments, including U.S. Treasuries, federal agencies and government sponsored enterprises, commercial paper and repurchase agreements.  The investments are done in accordance with an investment policy approved by the Board and the Bankruptcy Court in July 2006.  Although our investment policy is designed to provide for short-term liquidity and low levels of risk, such investments are subject to credit exposure and interest rate fluctuations.  Consequently, the value of such investments could increase or decrease accordingly.  Any decrease would reduce the amount available for distribution to the stakeholders under a plan of reorganization.

We are at risk of experiencing increased levels of employee attrition in the period subsequent to the closing of the Sale Transaction, which could result in our inability to complete our quarterly financial reporting and 2006 audit and year-end financial reporting.

On the Closing Date, we completed the Sale Transaction with TW NY and Comcast.  Although we believe that we have retained sufficient senior management and other employees to complete our 2006 audit and year-end financial reporting, we are at risk of experiencing increased levels of employee attrition in the period following the closing of the Sale Transaction.  We believe that recruiting replacement employees of the caliber required to complete this work will be extremely difficult as we do not expect to have sufficient employment opportunities at the Company to attract such individuals in the future.  The failure to replace our departing personnel, if any, in a timely manner could result in our inability to complete our 2006 audit and year-end financial reporting, which could have a material adverse affect on us.

Our income and franchise tax liabilities in connection with the Sale Transaction and consummation of a plan of reorganization could be materially more than estimated.

We will be liable for federal, state and local income and franchise taxes as a result of the Sale Transaction. We recorded a tax liability of approximately $600 million in connection with the Sale Transaction, which we believe is the better estimate of our probable liability. Our estimated range of potential tax liability is approximately between $200 million and $800 million.  This liability, however, is based on incomplete information as a result of deficiencies in our tax records.  Accordingly, this liability is subject to change, and by the time of the consummation of a plan of reorganization, our income and franchise tax liabilities resulting from the Sale Transaction may be materially in excess of the recorded liability.  We expect that we will distribute on or as soon as reasonably possible after the effective date of a plan of reorganization all of our material non-cash assets to our creditors and certain equity holders and to reserves, funds, holdbacks and escrows created pursuant to a plan of reorganization.  As such, we do not expect to be subject to asset tax basis reduction.  However, there can be no assurance that the Internal Revenue Service (the “IRS”) will not seek to require basis reduction with respect to the assets then held by us or assert that we actually or constructively hold additional assets subject to basis reduction (such as those assets held by any reserves, funds, holdbacks or escrows created pursuant to a plan of reorganization).  If the IRS were successful in requiring such basis reduction, we could be subject to additional income and franchise tax liability potentially in a material amount.

Risk Factors Relating to Legal and Regulatory Matters

We are defendants in significant pending litigation, which could subject us to substantial damages and other penalties and reduce the amount available for distribution to stakeholders under a plan of reorganization.

We are defendants in certain significant litigation, described in more detail in Note 8, “Contingencies—Litigation Matters,” to the notes to the accompanying consolidated financial statements.  If any of these proceedings is decided against us, we could be subject to substantial damages, other penalties or non-monetary remedies.  These penalties and other effects of litigation, including the significant legal fees and expenses we are incurring and will continue to incur, would reduce the amount available for distribution to stakeholders under a plan of reorganization.

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

As a result of the fraud and other alleged improper acts committed by Rigas Management (as explained in greater detail in Item 1 of our 2005 Form 10-K titled, “Business — Certain Business and Other Developments Relating

to the Chapter 11 Cases — Certain Events Leading to the Installation of Interim Management and Commencement of the Chapter 11 Cases in 2002”), we corrected our books and records for the years 1999-2003.  We expect to file certain amended federal, state and local income and franchise tax returns to conform to our corrected books and records. This may entail the preparation and filing of over 3,600 federal, state and local income and franchise tax returns.  Although we have begun the process of preparing these amended returns, this undertaking will take a substantial amount of time to complete. We expect that the amendment of these income tax and franchise tax returns will result in substantial changes to the amount and location of our tax attributes (such as asset tax basis and net operating loss carryovers) for federal, state and local income and franchise tax purposes.  It is possible that the amended tax returns will reflect additional federal, state and local income tax and franchise tax liabilities for these periods that were not reflected on the original returns and that will become payable.

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

Exhibit Number	Description
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

2.03.5

Amendment No. 3, dated June 26, 2006, to Asset Purchase Agreement Between Adelphia Communications Corporation and Time Warner NY Cable LLC (Incorporated by reference to Exhibit 2.03.5 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006) (File No. 0-16014).

2.03.6

Amendment No. 4, dated July 31, 2006, to Asset Purchase Agreement Between Adelphia Communications Corporation and Time Warner NY Cable LLC (Incorporated by reference to Exhibit 2.03.6 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006) (File No. 0-16014).

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

2.03.11	Letter Agreement, dated June 21, 2006, with Comcast Corporation (Incorporated herein by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed on June 27, 2006) (File No. 0-16014).
2.03.12	Amendment No. 3, dated June 26, 2006, to Asset Purchase Agreement Between Adelphia Communications Corporation and Comcast Corporation (Filed herewith).
2.03.13	Amendment No. 4, dated July 31, 2006, to Asset Purchase Agreement Between Adelphia Communications Corporation and Comcast Corporation (Filed herewith).
2.03.14

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

Exhibit Number	Description
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

Exhibit Number	Description
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

10.02

In re Adelphia Communications Corp. et al., Plan Support Agreement, dated as of October 11, 2006, by and among the Debtors and certain creditors (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 17, 2006) (File No. 0-16014).

10.03

Registration Rights and Sale Agreement, dated as of July 31, 2006, by and between Adelphia Communications Corporation and Time Warner Cable Inc. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 4, 2006) (File No. 0-16014).

10.04

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

10.05

Escrow Agreement, dated as of July 31, 2006, by and among Adelphia Communications Corporation, Time Warner NY Cable LLC and Deutsche Bank Trust Company Americas (Incorporated by reference to Exhibit 10.04 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006) (File No. 0-16014).

10.06	Escrow Agreement, dated as of July 31, 2006, by and among Adelphia Communications Corporation, Comcast Corporation and Deutsche Bank Trust Company Americas (Filed herewith).
10.07

Amendment No. 2 to the Terms and Conditions of Employment Between Ronald Cooper and Adelphia Communications Corporation executed on January 17, 2003 and amended by Amendment No. 1 thereto on February 21, 2003 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 14, 2006) (File No. 0-16014).

10.08

Amendment No. 3 to the Terms and Conditions of Employment Between William T. Schleyer and Adelphia Communications Corporation executed on January 17, 2003 and amended by Amendment No. 1 thereto on February 21, 2003 and further amended by Revised Amendment No. 2 thereto on March 10, 2003 (Filed herewith).

10.09	First Amendment, effective as of May 31, 2006, to Employment Agreement between Adelphia Communications Corporation and Vanessa Wittman, dated May 8, 2003 (Filed herewith).
10.10	First Amendment, effective as of May 31, 2006, to Employment Agreement between Adelphia Communications Corporation and Brad Sonnenberg, dated July 21, 2003 (Filed herewith).
10.11

Second Amendment, effective as of October 11, 2006, to Employment Agreement between Adelphia Communications Corporation and Vanessa Wittman, dated May 8, 2003, as amended May 31, 2006 (Filed herewith).

10.12

Second Amendment, effective as of October 11, 2006, to Employment Agreement between Adelphia Communications Corporation and Brad Sonnenberg, dated July 21, 2003, as amended on May 31, 2006 (Filed herewith).

10.13	Terms of Extended EVP Post-Close Incentive Program between Adelphia Communications and Vanessa Wittman, dated October 10, 2006 (Filed herewith).

Exhibit Number	Description
10.14	Terms of Extended EVP Post-Close Incentive Program between Adelphia Communications and Brad Sonnenberg, dated October 4, 2006 (Filed herewith).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended (Filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended (Filed herewith).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADELPHIA COMMUNICATIONS CORPORATION
(Registrant)

Date: November 14, 2006	By:	/s/	Vanessa A. Wittman
Vanessa A. Wittman
Chief Financial Officer
(Principal Financial Officer)

Date: November 14, 2006	By:	/s/	Janet L. Dickinson
Janet L. Dickinson
Chief Accounting Officer
(Principal Accounting Officer)